Form 10-K
period 2000-01-01
COTT CORP /CN/
filed 2000-03-31
CIK 884713

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 1, 2000
                                                 OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                        Commission file number 000-19914

                                COTT CORPORATION
             (Exact name of registrant as specified in its charter)


          CANADA                                            None
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

207 Queen's Quay West
Toronto, Ontario                                          M5J 1A7
-------------------------------               ---------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (416) 203-3898

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

Common shares without nominal       The Toronto Stock Exchange
      or par value                  Nasdaq
-----------------------------       -------------------------------------------
(Title of each class)               (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III in this form 10-K or any amendment to this form 10-K. [ X ]

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 20, 2000, (based on the closing sale price of the registrant's common stock as reported on the NASDAQ on such date) was $328,148,258.

The number of shares outstanding of the registrant's common stock as of March 20, 2000 was 59,837,392.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Shareowners for the year ended January 1, 2000, (the "Company's 1999 Annual Report to Shareowners") are incorporated by reference in Part I, II and IV.

Portions of the Company's Proxy Circular for the Annual Meeting of Shareowners to be held on May 3, 2000 are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS(1)

Cott Corporation was incorporated under the laws of Canada on July 25, 1955 under the name Cott Beverages (Canada) Ltd., and amalgamated with Stewart Bottling Company (Limited) on February 1, 1966. On May 22, 1969, the name was changed to Cott Beverages Ltd., and on June 7, 1991 the name was changed to Cott Corporation. On January 3, 1999, the Company amalgamated with Atlantic Beverages Ltd., Cott Beverages Inc., Cott Beverages West Ltd., Bessey Juices Inc. and 3566170 Canada Limited (each such entity being, directly or indirectly, wholly-owned by the Company), and continued as Cott Corporation. The Company's common shares ("Common Shares") were split on three occasions during the 1990's: three for one (on December 18, 1991); two for one (on July 29, 1992); and two for one (on July 30, 1993).

The Company's governing statute is the Canada Business Corporations Act. Its registered office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and its executive office is located at 207 Queen's Quay West, Suite 340, Toronto, Ontario, Canada M5J 1A7.

The Company is a leading supplier of premium quality retailer brand carbonated soft drinks ("CSD"). The Company's product line also includes clear, sparkling flavored beverages, juices and juice-based products, bottled water, and iced teas. The Company's products are principally sold under customer controlled private labels, but also under the Company's own control brands and licensed brand names. The Company operates its Canadian beverages business through its Cott Beverages Canada division and its United Kingdom and United States beverages businesses through its indirect, wholly owned significant subsidiaries: Cott Beverages Ltd. and BCB USA Corp., respectively.

NARRATIVE DESCRIPTION OF THE BUSINESS

During the last few years, following the terminal illness of the Company's former Chief Executive Officer, Gerald Pencer, the Company has gone through a period of transition. Challenges resulting from this transitional period have been identified and addressed by a new management team. Since mid-1998, the Company has hired a new Chief Executive Officer, Chief Financial Officer and Chief Information Officer, as well as Presidents for two of the Company's divisions, each of whom has brought significant strengths and turnaround experience to the Company. This team has set aggressive goals designed to generate shareowner value. Three fundamental strategies have been adopted to facilitate the achievement of these goals: (i) focus on the CSD business in the Company's core geographic markets of Canada, the United Kingdom and the United States; (ii) optimize the Company's cost structure; and (iii) strengthen the management team.

______________________
[FN]
(1) Unless otherwise indicated, all references to cases are eight ounce equivalent cases and all references to currency are in United States (U.S.) dollars. References to "1997" apply to the fiscal year ended January 31, 1998. In October 1998, the Company decided to report its financial results on a calendar year basis, which resulted in an 11-month fiscal period that ended on January 2, 1999, which is referred to as "1998". References to "1999" apply to the fiscal year that ended January 1, 2000. References to "2000" apply to the fiscal year that will end on December 30, 2000. Unless the context otherwise indicates, references herein to the "Company" mean Cott Corporation together with all of its subsidiaries.

The Company manufactures virtually all of its Canadian and United Kingdom beverages in facilities that are either owned or leased by the Company. Approximately 75% of the Company's United States beverages are produced in facilities that are either owned or leased by the Company or by a third party manufacturer with whom the Company has a long-term contract packing agreement. The Company relies on third parties to produce and distribute products in areas or markets where the Company does not have its own production facilities or when the Company requires additional production capacity.

Since 1994, a series of acquisitions have expanded and strengthened the Company's production and distribution capabilities in its core geographic markets.

     - the acquisition (in January 1994) of a 51% interest in Benjamin Shaw (Pontefract) Limited ("Ben Shaw"), a company formed to acquire the canning operation of Rutland Trust plc's existing soft drink subsidiary, Benjamin Shaw & Sons Limited. In June 1995, the Company purchased the remaining 49% interest in Ben Shaw, which remains an integral part of the Company's United Kingdom operations;

     - the acquisition (in May 1994) of the assets of Vess Beverages, Inc. and Vess Specialty Packaging Company (including the Company's manufacturing facilities in St. Louis, Missouri and Sikeston, Missouri);

     - the acquisition (in November 1996) of the private label CSD and spring water businesses of Brio Beverages Inc., including a beverage manufacturing plant and equipment in Surrey, British Columbia, Canada;

     - the acquisition (in January 1997) of the rights to the private label CSD business of Premium Beverage Packers, Inc. ("Premium") including a long-term contract packing agreement with Premium, which secured for the Company approximately 75% of Premium's CSD production capacity at its plant in Wyommissing, Pennsylvania. In November 1999, the Company modified its arrangement with Premium and settled its obligation under the January 1997 acquisition agreement;

     - the acquisition (in March 1997) of the shares of Texas Beverage Packers, Inc., a CSD manufacturer with a plant located in San Antonio, Texas;

     - the construction of two new beverage production facilities, one in Wilson, North Carolina and one in Tampa, Florida, which have been fully operational since June 1997 and August 1997, respectively;

     - the construction of a polyethylene terephthalate ("PET") preform manufacturing plant in Leland, North Carolina, which has been fully operational since January 1998. PET preforms, which are produced at this facility, are blown into PET bottles in four of the Company's manufacturing plants in North America. In February 2000, the Company announced its intent to sell its PET preform manufacturing plant and its bottle blowing assets in three of the four plants to Schmalbach-Lubeca Plastic Containers USA, Inc. ("Schmalbach"). The sale will likely be completed in the spring of 2000. This decision is a further step in the Company's ongoing strategic alignment of its resources and reflects a desire to free-up cash assets for deployment in its core business. In conjunction with this sale, the Company will enter into a long-term supply agreement with Schmalbach for the supply of PET bottles in the United States; and

     - the acquisition (in the fall of 1997) of 100% of the outstanding share capital of Hero Drinks Group (UK) Limited ("Hero"), through which the Company acquired Hero's state of the art manufacturing facilities, including the production of PET bottles, along with Hero's established customer base.

These acquisitions have transformed the Company from one that was dependent on third party manufacturing for much of its production to one that today produces approximately 81% of its beverages in facilities that are owned or leased by the Company or by a third party with whom the Company has a long-term packing agreement.

The Company's strategy to focus on its core business resulted in the decision to divest the following non-strategic operations:

     - the Company's Australian beverage operations, which were sold in April 1999;

     -    the Company's frozen food business, which was sold in May 1999;

     - the Company's packaging design business, which was sold in May 1999 (subject to an agreement by which the new owners committed to provide ongoing creative services to the Company at competitive rates over a ten year period);

     - the Company's Featherstone CSD manufacturing plant and related business in the United Kingdom, which were sold in May 1999; and,

     - a minority interest in Menu Foods Limited (a pet food manufacturer), which was sold in August 1999.

In prior years, the Company disposed of its bottling operations in Norway and South Africa, its beer and snack food businesses, and sold its joint-venture interest in the "Virgin" soft drink business.

Recognizing the need for sustained long-term growth combined with increased efficiency, the Company began a restructuring of its worldwide operations in the fall of 1998 to centralize organizations in its three core markets. In January 1999, in order to simplify the corporate structure, the Company completed a reorganization involving various of its Canadian and United States operating subsidiaries. One of the results of that reorganization is that the Company now operates its Canadian beverages business through its Cott Beverages Canada division. Also in January 1999, the Company's principal United States beverage operating company, Cott Beverages USA, Inc., merged with its subsidiaries (continuing as Cott Beverages USA, Inc.), and in January, 2000 that entity changed its name to BCB USA Corp. The Company now operates its United States beverage business as "Cott Beverages USA, a division of BCB USA Corp."

In addition to changes in the Company's management and strategic focus, in July of 1998 the Company's shareowner composition underwent a transition. The Company and various members of the Pencer family completed a transaction involving Thomas H. Lee Company and various parties related thereto (collectively, "THL") whereby THL purchased an aggregate of:

     - 10,000,000 Common Shares together with an option (the "Option") to purchase an additional 5,000,000 Common Shares; and

     - 4,000,000 Convertible Participating Voting Second Preferred Shares, Series 1 ("Preferred Shares"), which are entitled to voting rights together with the Common Shares on an as converted basis.

As a result of the transaction, assuming conversion of the Preferred Shares and the exercise of the Option, THL owns approximately 30% of the Company's outstanding Common Shares. Additionally, in November 1999, THL was granted the right to purchase up to an additional 5% of the Company's outstanding voting shares on the open market, which upon completion would bring its percentage holding of the Company's outstanding voting shares to no more than 35%, calculated on a fully diluted basis. As consideration for the grant of this right, pursuant to the November agreement, THL has, on its own behalf and on behalf of entities that are related to or affiliated with THL ("THL Entities"), granted to the Chairman of the Board of the Company a proxy to vote that number of voting shares of the Company to ensure that at no time will the THL Entities have voting rights in respect of more than 35% of the outstanding voting shares of the Company, calculated on a fully diluted basis. THL, on its own behalf and on behalf of the THL Entities, has also agreed not to exercise any options to acquire additional Common Shares of the Company if, after giving effect to such exercise, the THL Entities would have the power to vote or hold more than 35% of the outstanding voting shares of the Company, calculated on a fully diluted basis.

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information about segments see note 25 to the Company's consolidated financial statements, found on pages 40 and 41 of the Company's 1999 Annual Report to Shareowners, which is incorporated herein by reference.

MARKET FOR SECURITIES

The Company's Common Shares are listed on The Toronto Stock Exchange and are quoted through the Nasdaq National Market.

PRINCIPAL PRODUCTS AND PRINCIPAL MARKETS

The Company's principal markets are in Canada, the United Kingdom and the United States, and the Company is the fourth largest soft drink manufacturer in the world. While the majority of the Company's products are produced as private label for retail customers, the Company also sells proprietary products that include the Company's own and licensed brands.

In 1999, sales of beverages represented 99.7% of the Company's total sales revenues, as compared to 99.2% in 1998 and 99.3% in 1997. Sales of beverages in Canada for 1999 totaled $169.2 million. The Company believes that sales growth may be achieved in Canada through increased penetration with existing customers. Sales of beverages in the United Kingdom for 1999 totaled $186.1 million. The Company believes that growth opportunities are available in the United Kingdom as it increases its presence in the non-cola and alternative beverage segment. The Company's sales of beverages in the United States totaled $596.8 million in 1999. The Company believes that the opportunity exists to increase sales of beverages in the United States through organic growth with existing customers and by obtaining new customers.

The Company distributes its beverages in a variety of ways. Sales in Canada and the United States are either: (i) picked up by customers at the Company's facilities; (ii) distributed to store locations using third party distributors; or (iii) delivered by the Company or a common carrier to either the customer's distribution centers or directly to retail locations. In the United Kingdom, product is delivered to the customer's distribution centers or directly to stores, utilizing third-party carriers, although a few customers collect directly from the point of manufacture.

NEW PRODUCTS

The Company introduced several new products during 1999 including: President's Choice(TM) lemon iced tea for Loblaws in Canada and CHUBBY(TM) CSDs produced under license in Canada; low-acid fruit drinks, organic fruit carbonated drinks, premium lemonades and high energy adult drinks in the United Kingdom; and reverse osmosis bottled water in the United States.

RAW MATERIALS

In January 1994, the Company entered into a long-term worldwide concentrate supply contract (the "RC Agreement") with Royal Crown Company Inc. ("RCC"). The RC Agreement, which is for a term of 21 years from January, 1994 (with perpetual 6 year extensions thereafter) provides that RCC will supply private label concentrates exclusively to the Company and that the Company will purchase all of its requirements for cola concentrates and at least 75% of its total requirements for cola and non-cola concentrates from RCC, for use by the Company in its private label and proprietary label CSD. If the RC Supply agreement is terminated because of a breach by RCC or because RCC elects not to extend the RC Agreement, the Company will own all formulae developed for it or its customers that are in use at the time.

In addition to concentrates, the principal raw materials required for the Company's manufacturing operations are PET bottles, cans, sweeteners, labels, cartons and trays, bottle caps and carbon dioxide. The Company has a variety of suppliers for many of its materials, and has had long standing relationships with many of its raw material suppliers. Although the Company typically enters into annual supply arrangements with its suppliers, and does not have long-term contracts with most of them, it does have long-term agreements with suppliers of certain key raw materials, such as cans, sweeteners, and PET bottles. With the exception of the unique formulations provided by RCC, the Company believes that alternate supplies are readily available at comparable prices in the event it is unable to source materials from any of its suppliers. The majority of the Company's raw materials are purchased subject to agreements that allow for adjustments in prices that reflect the suppliers' raw material cost changes. The remaining raw materials are subject to fixed prices for a term of one year, after which the Company typically negotiates new terms based upon prevailing market conditions. Should the Company's cost of raw materials increase, there is no assurance that the Company can increase prices to its customers to reflect such increases, nor can there by any assurance that such price increases will take effect at the same time as the Company's raw material costs increase.

Although none of the raw materials used by the Company is in short supply, the supply of specific raw materials may be adversely affected by governmental controls, labor disputes, weather conditions or national emergency conditions.

TRADE SECRETS, TRADEMARKS AND LICENSES

The bulk of the Company's sales of beverages are to private label customers who own the trademarks associated with those products. The Company is the registered owner of certain trademarks, most notably "COTT"(TM) in Canada. The Company is licensed to use certain trademarks, including: "CHUBBY"(TM) in Canada and "RC"(TM) in certain regions of Canada; and "BENSHAWS"(TM), "HERO"(TM) and "CARTERS"(TM) in the United Kingdom. The Company sells beverages under the "Stars & StripEs"(TM) mark in the United States and an application to register this trademark is pending. The Company does not own and is not licensed to market soft drink products in the United States under the "Cott"(TM) trademark or brand name, which is owned in the United States by an unrelated party.

SEASONALITY OF SALES

Sales of beverages are somewhat seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters (corresponding to the warmer months of the year). Accordingly, the Company's sales volume can be affected by weather conditions in its core markets. The Company believes that it has adequate production capacity to meet future sales demands for beverages during peak periods.

CUSTOMERS

The Company's customers include many of the largest national and regional grocery, mass-merchandise and drugstore chains, wholesale and convenience store chains, in its core markets of Canada, the United Kingdom and the United States.

During 1999, sales to Wal-Mart Stores, Inc. and Safeway, Inc., accounted for approximately 41%, in the aggregate, of the Company's total consolidated sales. The Company considers its commercial relationships with these customers, which have both been ongoing for more than 7 years, to be satisfactory. The loss of any significant customer, or customers which in the aggregate represent a significant portion of the Company's sales, could have a material adverse effect on the Company's operating results and cash flows.

COMPETITION

The markets for the Company's products are extremely competitive. The companies that produce and market the major national brand beverages located in the Company's core geographies possess significantly greater financial and marketing resources than the Company. Private label beverages sold by the Company's customers compete for access to shelf space with branded beverage products on the basis of quality and price. Even though such shelf space is primarily controlled by the Company's customers, there is no guarantee that they will allocate space to their own private label products. In addition, should any of the national brand companies enter the private label segment of the beverage market, the Company's operating results and cash flow could also be materially adversely affected. The Company also competes with other non-alcoholic beverage manufacturers.

The Company also faces competition from other private label beverage manufacturers in the United States and the United Kingdom, some of which possess substantial regional bottling facilities. According to industry sources, the consolidation of the North American CSD industry in recent years has resulted in the closure of a number of manufacturing facilities and the rationalization of production into the remaining large, and in some cases newly constructed, manufacturing facilities. Although this has reduced the number of competitors supplying private label CSD, it has intensified competition by creating larger, more financially secure competitors.

The Company differentiates itself from other private label beverage suppliers by offering its customers competitive pricing, superior service, efficient distribution methods, manufacturing innovation, premium quality products, category management and strategies for packaging and marketing. The Company's private label programs are designed to enhance the profitability of each customer's product category. Quality and consistency of taste are ensured by access to premium quality cola and other concentrates, primarily through the RC Agreement.

RESEARCH AND DEVELOPMENT

The Company maintains a research facility in Columbus, Georgia where new beverages are developed and customized for customers. The Company believes that the provision of these services and the expansion of its product lines are key to innovation, and is an important part of the Company's business strategy. During 1999, the Company spent approximately $1.9 million on product research and development.

GOVERNMENTAL CONTROLS AND ENVIRONMENTAL MATTERS

In producing and distributing the beverages in the Company's core markets, the Company must comply with various laws and regulations that address a variety of issues such as food quality, environmental protection, transportation, labelling, occupational health and safety and advertising in each of its core markets.

The Ontario Environmental Protection Act (the "Ontario Act") provides that a minimum percentage of a bottler's soft drink sales within specified areas in Ontario must be made in refillable containers. In order to comply with these requirements, the Company, like other industry participants, would have to significantly increase its sales in refillable containers. While attempts to improve sales in refillable containers are being undertaken, the requirements of the Ontario Act are not being met by the Company or other industry participants. These provincial restrictions are currently not being enforced by the Ontario government. If enforced, the requirements of the Ontario Act relating to sales in refillable containers could result in significantly reduced margins in the 750 ml refillable glass package as well as potential fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. Although the Company continues to work with industry groups to review possible alternatives to propose to the government in connection with requirements relating to sales in refillable containers, the success of such efforts cannot be predicted, and such requirements are ultimately beyond industry control.

The Company is subject to other environmental legislation in the jurisdictions in which it carries on business. The Company's beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. The Company has not been notified of any enforcement actions against it under environmental legislation, and is not aware of any environmental contamination at any of its properties, which could result in material clean-up costs. Management believes that its current practices and procedures for the control and disposition of such wastes comply in all material respects with applicable laws, and with the exception of the Ontario Act, that the Company is in compliance in all material respects with the existing legislation in its core markets.

EMPLOYEES

As of January 1, 2000, the Company had approximately 2,048 employees, of which an estimated 696 are located in Canada, 481 are located in the United Kingdom, continental Europe and elsewhere and 871 are located in the United States. The Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements that management believes contain terms that are typical in the beverage industry. Management currently believes that as these agreements expire they will be renegotiated on terms satisfactory to the Company. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

The Company operates six beverage production facilities in Canada; four of which are owned (of which one has security against it) and two of which are leased by the Company. In the United Kingdom, the Company owns and operates two beverage production facilities (both of which have security against them). In the United States, the Company operates six beverage production facilities, four of which are owned and two of which are leased. Total square footage of the production facilities operated by the Company is approximately 934,317 in Canada; 416,000 in the United Kingdom; and 1,113,920 in the United States. Lease terms for those beverage production facilities that are leased expire between the years of 2002 and 2007. The Company believes that its facilities and production equipment, together with its third-party bottling arrangements, provides it with sufficient capacity to meet current intended purposes, and that they will be sufficient to supply foreseeable demand from customers, even in peak months. In addition, opportunities exist to accommodate increased demand through additional production in the current facilities by increasing personnel and the number of shifts.

ITEM 3. LEGAL PROCEEDINGS

The Company, and certain of its predecessors are named as defendants in an action by 957508 Ontario Ltd., Bevpac Beverages Ltd., Frank Pirillo, Sam Olivito, 916939 Ontario Ltd. and Management International Trading Company Limited. The action, which commenced on or about September 15, 1997 in the Ontario Court (General Division), claims damages of (Cdn.) $15,000,000 for breach of contract and negligent misrepresentation and an account receivable of (Cdn.) $124,000. The claim arises out of the alleged wrongful termination of Bevpac Beverages Ltd. as a distributor for the Company. The Company in turn has counterclaimed for amounts it claims are owing, including approximately: (Cdn.) $600,000 due on a mortgage, (Cdn.) $350,000 due on promissory notes, trade accounts due of (Cdn.) $400,000, (Cdn.) $178,000 for payment made pursuant to an indemnity obligation on a lease and (Cdn.) $40,000 for unreturned pallets. The Company has also claimed (Cdn.) $50,000 against Frank Pirillo pursuant to the terms of a guarantee of the mortgage. No trial date has been set as yet but discoveries in the action have been held and the trial will likely commence by the end of 2000. The Company believes that it has a valid defense to the claims made by the plaintiffs and that in any event any damages likely to be awarded to the plaintiffs are not expected to be material, and will be offset by the amounts owing to the defendants.

DPI (now Interim BCB, LLC and wholly-owned by the Company), and the Company are named as defendants in an action by Channelmark Corporation ("Channelmark"), commenced on or about October 16, 1997 in the United States District Court, Minnesota. Channelmark alleges that DPI breached a contract regarding the processing and marketing of chicken by-products and miscuts, fraudulently induced Channelmark to enter into the contract, tortious interference with prospective advantage, unfair competition, and related claims. In its complaint, Channelmark sought unspecified damages in excess of $75,000. In its Initial Disclosure, filed in accordance with Federal Rule of Civil Procedure 26, Channelmark claimed initial unspecified damages of $3,500,000, which was subsequently increased to $38,216,552. DPI has denied Channelmark's allegations, and has asserted a counterclaim against Channelmark and its principals alleging breach of contract, fraud, and breach of fiduciary duty, claiming damages in excess of $4,000,000. Discovery has been completed, except for possible depositions of expert witnesses. DPI and the Company served a summary judgment motion seeking dismissal of Channelmark's Complaint. Channelmark and its principals served a summary judgment motion seeking dismissal of DPI's Counterclaim. These motions were heard by the Court on June 18, 1999, and a decision was rendered on March 21, 2000. In its Summary Judgment Order, the Court dismissed all of Channelmark's fraud claims, except one, and its unfair competition claim. The Court also dismissed DPI's Counterclaim alleging fraud and breach of fiduciary duty. The Company believes that it has a valid defense to the remaining claims made by the plaintiffs and that, in any event, any damages likely to be awarded to the plaintiff are not expected to be material, and will be offset by the amounts claimed by the Defendants on the Counterclaim.

In March, 1999, the Company, DPI (now Interim BCB, LLC and wholly-owned by the Company) and an individual were named as defendants in an action by Rositas, Inc., a corporation d/b/a Rosita Foods Inc. in a case filed in the Circuit Court of Cook County, Illinois, in which plaintiff alleges various claims arising from DPI's alleged failure to purchase certain products from the plaintiff. Specifically, the plaintiff has alleged claims against the defendants for breach of contract, detrimental reliance, promissory estoppel, intentional interference with business and fraud. The plaintiff seeks damages in the amount of $4,540,000 plus research and development expenses, lost earnings, punitive damages and miscellaneous and incidental costs. The action is still in its early stages. Based upon information currently available, the Company believes that it has a reasonable defense to the claim and that in any event, any damages likely to be awarded to the plaintiff are not expected to be material.

In August 1999, the Company was named as a defendant in an action styled North American Container, Inc. v. Plastipak Packaging Inc., et al., filed in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff, North American Container, Inc., has sued over forty defendants, alleging, inter alia, that Cott USA Corporation has infringed a U.S. patent relating to plastic containers. North American Container, Inc. has filed a motion to substitute BCB USA Corp. for Cott USA Corporation as a defendant. The plaintiff alleges that the infringement is willful, and seeks injunctive relief, treble damages and recovery of attorneys' fees and costs. The case is in the early stages, and discovery has not yet begun. As a result, the Company is not in a position to state the anticipated outcome of this case at this time, as the Company is still investigating the allegations and the potential defenses.

In December 1999, the Company was named as a defendant in an action styled Trinity Plastic Products Inc. v Cott Corporation, filed in the Ontario Superior Court of Justice. The plaintiff, Trinity Plastic Products Inc. claims (Cdn.) $10,000,000 in damages for breach of contract and (Cdn.) $1,000,000 in punitive and exemplary damages. The claim alleges a contractual obligation on the part of the Company to pay the plaintiff a commission with respect to purchases of shrink film purchased by the Company. The action is in the preliminary stages and no examinations for discovery have been conducted. Based upon information currently available, the Company believes that it has a reasonable defense to the claim and that in any event, any damages likely to be awarded to the plaintiff are not expected to be material.

The Company is engaged in various litigation matters in the ordinary course of its business, none of which, individually or in the aggregate, the Company considers to have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

The Company's common shares are listed on The Toronto Stock Exchange under the ticker symbol BCB; and on Nasdaq under the ticker symbol COTT.

The tables below sets forth for the periods indicated the high and low reported sales prices per share.

                       THE TORONTO STOCK EXCHANGE (CDN. $)

                                     1999                        1998
                             ------------------         -------------------
                             HIGH          LOW           HIGH          LOW
                             ----          ---           ----          ---
   First quarter             6.20          3.00         13.75          8.00
   Second quarter            7.35          3.60         13.20          8.10
   Third quarter             6.45          4.70         12.00          7.85
   Fourth quarter            9.00          5.85          9.50          4.60


                                   NASDAQ ($)

                                     1999                        1998
                             ------------------         -------------------
                             HIGH          LOW           HIGH          LOW
                             ----          ---           ----          ---
   First quarter             4.13          1.97          9.75          5.58
   Second quarter            4.94          2.38          8.88          5.56
   Third quarter             4.94          3.16          8.13          5.19
   Fourth quarter            6.25          3.97          6.17          3.00

The number of shareowners of record as of March 21, 2000 was 1,162. This number was determined from records maintained by the Company's transfer agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers or clearing agencies.

The Company has not paid any cash dividends with respect to Common Shares since June 1998 and the Company's Board of Directors has no present plans for declaring any such dividends. See note 15 to the consolidated financial statements for restrictions on dividend payments, on page 34 of the Company's 1999 Annual Report to Shareowners, incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial Data" for the year 1995 through 1999, on page 43 of the Company's 1999 Annual Report to Shareowners, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results from Operations" on pages 12 to 22 of the Company's 1999 Annual Report to Shareowners, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Quantitative and Qualitative Disclosures About Market Risk" on pages 20 and 21 of the Company's 1999 Annual Report to Shareowners, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company, included in the Company's 1999 Annual Report to Shareowners, are incorporated herein by reference at the pages indicated:

          1.   Report of Independent Accountants (page 23)
          2. Consolidated Statements of Income - Year ended January 1, 2000, period ended January 2, 1999 and year ended January 31, 1998 (page 24)
          3. Consolidated Balance Sheets - January 1, 2000 and January 2, 1999 (page 25)
          4. Consolidated Statements of Shareowners' Equity - Year ended January 1, 2000, period ended January 2, 1999 and year ended January 31, 1998 (page 26)
          5. Consolidated Statements of Cash Flows - Year ended January 1, 2000, period ended January 2, 1999 and year ended January 31, 1998 (page 27)
          6.   Notes to the Consolidated Financial Statements (page 28 - 41)
          7.   Quarterly Data (Unaudited) (page 42)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of names and ages of all the executive officers of the Company as of March 20, 2000, indicating all positions and offices with the Company held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated



NAME AND MUNICIPALITY OF                                                       RINCIPAL               YEAR BECAME
     RESIDENCE                                   OFFICE                       OCCUPATION         AGE    OFFICER
------------------------           --------------------------------------    --------------      ---  -----------
Frank E. Weise III                 President, Chief Executive Officer and    Officer of the      55       1998
Haverford, Pennsylvania            Director                                      Company

Mark Benadiba                      Executive Vice-President and              Officer of the      46       1990
Toronto, Ontario                   President, Cott Beverages Canada              Company

David G. Bluestein                 Executive Vice-President and              Officer of the      54       1998
Ridgefield, Connecticut            President, Cott Beverages USA                 Company

Paul R. Richardson                 Executive Vice-President, Global          Officer of the      43       1994
Sarasota, Florida                  Procurement and Innovation                    Company

Raymond P. Silcock                 Executive Vice-President and              Officer of the      49       1998
Philadelphia, Pennsylvania         Chief Financial Officer                       Company

Neil A. Thompson                   Executive Vice-President and              Officer of the      44       1999
Tewkesbury, Gloucester             Managing Director, Cott United                Company
United Kingdom                     Kingdom and Europe

Mark R. Halperin                   Senior Vice-President,                    Officer of the      42       1995
Toronto, Ontario                   General Counsel and Secretary                 Company

James S. Reynolds                  Senior Vice-President,                    Officer of the      49       1998
Waterloo, Ontario                  Chief Information Officer                     Company

Colin D. Walker                    Senior Vice-President,                    Officer of the      42       1998
London, Ontario                    Human Resources                               Company

Tina Dell'Aquila                   Vice-President, Controller                Officer of the      37       1998
Toronto, Ontario                                                                 Company

Catherine M. Brennan               Vice-President, Treasurer                 Officer of the      42       1999
Toronto, Ontario                                                                 Company

Ivan Grimaldi                      Vice-President, Purchasing                Officer of the      42       2000
Laval, Quebec                                                                    Company

Edmund P. O'Keeffe                 Vice-President, Strategic Planning        Officer of the      36       1999
Toronto, Ontario                                                                 Company

Prem Virmani                       Vice-President, Technical Services        Officer of the      53       1991
Columbus, Georgia                                                                Company

During the last five years, the above persons have been engaged in their principal occupations or in other executive capacities with the companies indicated opposite their names or with related or affiliated companies except as follows: Frank E. Weise III who prior to April 1998 was Chairman of Confab Inc. (manufacturer of retailer branded feminine hygiene and incontinence products) and prior to January 1997 held various senior Vice-Presidents' positions with Campbell Soup Company (national brand food products manufacturer), including President of its Bakery and Confectionery Division and Chief Financial Officer; David G. Bluestein who prior to September 1998 was President of IFF Flavors (flavors and fragrances), prior to 1998 held several senior positions at Duracell International, including President, North America; Paul R. Richardson has held several senior management positions since joining Cott in 1994; Raymond
P. Silcock who prior to September 1998 was Chief Financial Officer of Delimex Holding Inc. (a holding company) and prior to 1997 held various senior positions at Campbell Soup Company (national brand food products manufacturer), most recently Vice-President Finance at its Bakery and Confectionery Division; Neil
A. Thompson who prior to February 1999, was a Managing Director of Spillers Petfoods (pet food company); Mark R. Halperin who prior to September 1998, held the position of Vice President, General Counsel and Secretary; James S. Reynolds who prior to September 1998, was a partner at Reylett Technology Management (technology consulting) and who prior to December 1997 was Corporate VP, Chief Information Officer Oshawa Group (retailer) and who prior to September 1997 was Vice President, Corporate Information Services and Officer at Silcorp Limited (retailer); Colin D. Walker who prior to September 1998, was Senior Manager, Deloitte & Touche Consulting (consulting company) and prior to September 1997 was Vice-President, Human Resources of Imasco (consumer products and services) and prior to April 1996 was Vice-President, Human Resources of Canada Trust Company (trust company); Tina Dell'Aquila who prior to October 1997, was Director, Corporate Accounting of Dominion Textile Inc. (textile company); and Catherine M. Brennan who prior to February 1999, was a Treasurer and Senior Director, Taxation of Nabisco Ltd. (food and beverage company); Edmund O'Keeffe has held several senior management positions in Marketing since joining the Company in October 1994.

Executive Officer Mark R. Halperin is the brother of Stephen H. Halperin, a Director of the Company.

DIRECTORS OF THE COMPANY

For information with respect to the directors of the Company, see the "Election of Directors" section of the Proxy Circular for the 2000 Annual Meeting of Shareowners, which is incorporated herein by reference. Additionally, Mr. Knowles is a director of Wendy's International Limited.

For information with respect to Section 16(a) of the Securities Exchange Act of 1934, reports for directors and executive officers of the Company, see the "Section 16 (a) Beneficial Ownership Reporting Compliance" section of the Proxy Circular for the 2000 Annual Meeting of Shareowners, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For information with respect to executive compensation, see the "Executive Compensation" section of the Proxy Circular for the 2000 Annual Meeting of Shareowners, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information with respect to security ownership of certain beneficial owners and management, see the "Voting Shares and Principal Owners Thereof" and the "Directors Table" sections of the Proxy Statement for the 2000 Annual Meeting of Shareowners, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions, see the "Certain Relationships and Related Transactions" section of the Proxy Circular for the 2000 Annual Meeting of Shareowners, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT AND REPORTS ON FORM 8-K

1.   Financial Statements:
     See Index to Financial Statements (Item 8).

2.   Financial Statements Schedules:

     Report of Independent Accountants

     Schedule II --- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.   Exhibits:

     Number   Description
     ------   -----------
     3.1      Articles of Incorporation of the Company

     3.2      By-laws of the Company

     4.1      Credit Agreement dated as of August 19, 1999, among the
              Company, First Union (as Administrative Agent), National Bank of Canada (as Canadian Agent) and other Financial Institutions
              (as Lenders) named therein

     4.2      Subscription Agreement dated as of June 12, 1998 for
              Convertible Participating Voting Second Preferred Shares,
              Series 1 of the Company (as Issuer).

     4.3      Letter Agreement dated as of November 3, 1999, among the
              Company and the Thomas H. Lee Company

     4.4      Indenture dated as of June 25, 1995, among the Company (as
              Issuer) and The Bank of New York (as Trustee). Filed as
              Exhibit 7.1 to Form F-10, as filed with the SEC June 23, 1995, registration number 33-93064

     4.5      Indenture dated as of June 17, 1997, among the Company (as
              Issuer) and Marine Midland Bank (as Trustee). Filed as Exhibit
              7.1 to Form F-10 as filed with the SEC June 10, 1997, registration number 333-6944

     4.6      Credit Agreement, dated November 20, 1997 among Cott Beverages
              Limited (formerly Cott UK Limited) (the Borrower) and Lloyds
              TSB Bank plc (the Bank) (as amended on July 14, 1998 and on
              July 5, 1999 and as amended and restated on March 27, 2000)

     10.1     (*) Termination Agreement dated November 1, 1999, among Cott
              Beverages, USA, Inc. and Premium Beverages Packers, Inc.

     10.2     Acquisition Agreement dated November 20, 1997, among Cott UK
              Limited, Cott Corporation and the Several Persons listed in
              Schedule 1 to the Agreement relating to the acquisition of Hero Drinks Group (U.K.) Limited

     10.3     (*) Supply Agreement dated December 21, 1998, among Wal-Mart
              Stores, Inc. and Cott Beverages USA, Inc.

     Number   Description
     ------   -----------
     10.4     (*) Concentrate Purchase Agreement dated as of January 28, 1994, among BCB International Limited (since assigned to Cott
              Corporation), Cott Corporation and Royal Crown Cola Co. (now
              Royal Crown Company Inc.)

     10.5     Employment Agreement of Frank E. Weise III dated June 11, 1998

     10.6     Employment Agreement of David G. Bluestein dated August 28,
              1998

     10.7 Employment Agreement of Mark Benadiba dated October 7, 1997 and as amended

     10.8     Employment Agreement of Paul R. Richardson dated August 23,
              1999

     10.9     Employment Agreement of Raymond P. Silcock dated August 17,
              1998

     10.10    1999 Executive Incentive Share Compensation Plan effective
              January 3, 1999

     13       Company's Annual Report to Shareowners for year ended
              January 1, 2000

     27       Financial Data Schedule



___________
[FN]
     (*)    Document is subject to request for confidential treatment.

Report of Independent Accountants on
Financial Statement Schedules


To the Board of Directors
  of Cott Corporation


Our audits of the consolidated financial statements referred to in our report dated February 17, 2000 appearing in the 1999 Annual Report to Shareholders of Cott Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Toronto, Ontario
February 17, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           Year ended January 1, 2000

                                              BALANCE AT        CHARGED TO     CHARGED TO                      BALANCE AT
                                             BEGINNING OF        COSTS AND      OTHER                           END OF
               DESCRIPTION                      PERIOD           EXPENSES      ACCOUNTS        DEDUCTION        PERIOD
               -----------                      ------           --------      --------        ---------        ------
RESERVES DEDUCTED IN THE BALANCE
SHEET FROM THE ASSETS TO WHICH
THEY APPLY
Allowances for losses on:
Trade accounts receivables                    $    (7.5)        $   (2.7)      $     --         $    1.5      $   (8.7)
Inventories                                       (13.3)             1.1             --              6.3          (5.9)
Property, plant and equipment                      (3.5)             0.3             --              3.2            --
Goodwill                                             --             (2.4)            --              1.2          (1.2)
Investment and other assets                        (0.5)            (0.1)          (1.0)             0.5          (1.1)
Deferred income taxes                             (20.2)            14.7             --               --          (5.5)
                                              $   (45.0)        $   10.9       $   (1.0)        $   12.7      $  (22.4)


                          Period ended January 2, 1999

                                              BALANCE AT        CHARGED TO     CHARGED TO                      BALANCE AT
                                             BEGINNING OF        COSTS AND      OTHER                           END OF
               DESCRIPTION                      PERIOD           EXPENSES      ACCOUNTS        DEDUCTION        PERIOD
               -----------                      ------           --------      --------        ---------        ------
RESERVES DEDUCTED IN THE BALANCE
SHEET FROM THE ASSETS TO WHICH
THEY APPLY
Allowances for losses on:
Trade accounts receivables                    $    (8.6)        $   (3.9)      $     --         $    5.0      $   (7.5)
Inventories                                        (3.4)           (16.3)            --              6.4         (13.3)
Property, plant and equipment                        --            (18.9)            --             15.4          (3.5)
Goodwill                                             --            (15.5)            --             15.5            --
Investment and other assets                          --             (2.2)            --              1.7          (0.5)
Deferred income taxes                              (3.6)           (16.6)            --               --         (20.2)
                                              $   (15.6)        $  (73.4)      $     --         $   44.0      $  (45.0)

                           Year ended January 31, 1998

                                              BALANCE AT        CHARGED TO     CHARGED TO                      BALANCE AT
                                             BEGINNING OF        COSTS AND      OTHER          DEDUCTION         END OF
               DESCRIPTION                      PERIOD           EXPENSES      ACCOUNTS         (NOTE 1)         PERIOD
               -----------                      ------           --------      --------        ---------        ------
RESERVES DEDUCTED IN THE BALANCE
SHEET FROM THE ASSETS TO WHICH
THEY APPLY
Allowances for losses on:
Trade accounts receivables                    $    (4.5)        $   (6.6)      $     --         $   2.5       $   (8.6)
Inventories                                        (1.6)            (2.7)            --             0.9           (3.4)
Property, plant and equipment                        --             (0.3)            --             0.3             --
Deferred income taxes                              (2.8)            (0.8)            --              --           (3.6)
                                              $    (8.9)        $  (10.4)      $     --         $   3.7       $  (15.6)

                                    SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COTT CORPORATION
                                      (Registrant)
                                      By:

                                              /s/ Frank E. Weise III
                                              ----------------------
                                              FRANK E. WEISE III
                                              Chief Executive Officer and
                                              a Director

                                              Date:    March 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/      Frank E. Weise III                              Date:    March 21, 2000
-----------------------------------------------
FRANK E. WEISE III
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/      Raymond P. Silcock                              Date:    March 21, 2000
-----------------------------------------------
RAYMOND P. SILCOCK
Chief Financial Officer
(Principal Financial Officer)


/s/      Tina Dell'Aquila                                Date:    March 21, 2000
-----------------------------------------------
TINA DELL'AQUILA
Vice President, Controller
(Principal Accounting Officer)


/s/      Serge Gouin                                     Date:    March 21, 2000
-----------------------------------------------
SERGE GOUIN
Chairman of the Board of Directors and Director


/s/      Colin J. Adair                                  Date:    March 21, 2000
-----------------------------------------------
COLIN J. ADAIR
Director

/s/      W. John Bennett                                 Date:    March 21, 2000
-----------------------------------------------
W. JOHN BENNETT
Director


/s/      C. Hunter Boll                                  Date:    March 21, 2000
-----------------------------------------------
C. HUNTER BOLL
Director


/s/      Thomas M. Hagerty                               Date:    March 21, 2000
-----------------------------------------------
THOMAS M. HAGERTY
Director


/s/      Stephen H. Halperin                             Date:    March 21, 2000
-----------------------------------------------
STEPHEN H. HALPERIN
Director


/s/      David V. Harkins                                Date:    March 21, 2000
-----------------------------------------------------
DAVID V. HARKINS
Director


/s/      True H. Knowles                                 Date:    March 21, 2000
-----------------------------------------------------
TRUE H. KNOWLES
Director


/s/      Fraser D. Latta                                 Date:    March 21, 2000
-----------------------------------------------------
FRASER D. LATTA
Director


/s/      Donald G. Watt                                  Date:    March 21, 2000
-----------------------------------------------------
DONALD G. WATT
Director