Form 10-Q
period 2000-04-01
COTT CORP /CN/
filed 2000-05-16
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 1, 2000
                              --------------------

Commission File Number 000-19914
                       -------------------------

                                COTT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CANADA                                           None
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                            Number)

                  207 Queen's Quay W, Toronto, Ontario M5J 1A7
          ------------------------------------------------------------
             (Address of principal executive offices) (Postal Code)

                                 (416) 203-3898
                    ----------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

There were 59,847,992 shares of common stock outstanding as of April 30, 2000.


                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Statements of Income for the three months ended April 1, 2000 and April 3, 1999 ..........     Page 2
Consolidated Balance Sheets as of April 1, 2000 and January 1, 2000  ..................................     Page 3
Consolidated Statements of Shareowners' Equity as of April 1, 2000 and April 3, 1999 ...................    Page 4
Consolidated Statements of Cash Flows for the three months ended April 1, 2000 and April 3, 1999........    Page 5
Notes to the Consolidated Financial Statements ........................................................     Page 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................................     Page 10

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................................     Page 12

Item 6.    Exhibits and Reports on Form 10-Q...........................................................     Page 12

Signatures ............................................................................................     Page 13

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COTT CORPORATION
Consolidated Statements of Income
------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                                             For the three months ended
                                                                     ------------------------------------------

                                                                              APRIL 1,                APRIL 3,
                                                                                 2000                    1999
                                                                     ------------------     -------------------

SALES                                                                 $         213.8        $         232.2

Cost of sales                                                                   178.9                  199.9
                                                                     ------------------     -------------------
GROSS PROFIT                                                                     34.9                   32.3

Selling, general and administrative expenses                                     23.4                   21.3
                                                                     ------------------     -------------------
OPERATING INCOME                                                                 11.5                   11.0

Other expenses (income), net                                                     (0.1)                   0.3
Interest expense, net                                                             8.1                    9.2
                                                                     ------------------     -------------------
INCOME BEFORE INCOME TAXES AND EQUITY INCOME                                      3.5                    1.5

Income taxes - note 2                                                            (1.5)                  (1.0)
Equity income                                                                     -                      0.3
                                                                     ------------------     -------------------

INCOME FROM CONTINUING OPERATIONS                                                 2.0                    0.8

Cumulative effect of change in accounting principle, net of tax                   -                     (2.1)
                                                                     ------------------     -------------------

NET INCOME (LOSS) - note 3                                            $           2.0        $          (1.3)
                                                                     ==================     ===================
PER SHARE DATA - note 4
    INCOME (LOSS) PER COMMON SHARE - BASIC
    Income from continuing operations                                 $           0.03       $           0.01
    Cumulative effect of change in accounting principle               $           -          $          (0.03)
    Net income (loss)                                                 $           0.03       $          (0.02)

    INCOME (LOSS) PER COMMON SHARE - DILUTED
    Income from continuing operations                                 $           0.03       $           0.01
    Cumulative effect of change in accounting principle               $           -          $          (0.03)
    Net income (loss)                                                 $           0.03       $          (0.02)







              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        2

COTT CORPORATION
Consolidated Balance Sheets
------------------------------------------------------------------------------
(in millions of U.S. dollars)



                                                                          APRIL 1,             JANUARY 1,
                                                                             2000                   2000
                                                                -------------------    -------------------
                                                                         Unaudited                Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $           1.3        $           2.6
Accounts receivable                                                        104.4                   97.6
Inventories - note 5                                                        71.2                   67.3
Prepaid expenses                                                             1.7                    4.4
                                                                -------------------    -------------------

                                                                           178.6                  171.9

PROPERTY, PLANT AND EQUIPMENT - note 6                                     266.0                  266.4

GOODWILL                                                                   106.3                  108.1

INVESTMENT AND OTHER ASSETS                                                 42.0                   43.2
                                                                -------------------    -------------------

                                                                 $         592.9        $         589.6
                                                                -------------------    -------------------

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                                            $          12.9        $           1.8
Current maturities of long-term debt                                         5.9                    1.6
Accounts payable and accrued liabilities                                   101.9                  104.8
Discontinued operations                                                      1.0                    1.0
                                                                -------------------    -------------------

                                                                           121.7                  109.2

LONG-TERM DEBT                                                             312.6                  322.0

OTHER LIABILITIES                                                           16.2                   16.1
                                                                -------------------    -------------------

                                                                           450.5                  447.3
                                                                -------------------    -------------------
SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares - 59,847,992 shares issued                                   189.0                  189.0
Second preferred shares, Series 1 - 4,000,000 shares issued                 40.0                   40.0

DEFICIT                                                                    (61.3)                 (63.3)

ACCUMULATED OTHER COMPREHENSIVE INCOME                                     (25.3)                 (23.4)
                                                                -------------------    -------------------

                                                                           142.4                  142.3
                                                                -------------------    -------------------

                                                                 $         592.9        $         589.6
                                                                -------------------    -------------------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Shareowners' Equity
----------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited



                                      NUMBER OF      COMMON      PREFERRED      RETAINED       ACCUMULATED        TOTAL
                                       COMMON        SHARES       SHARES       EARNINGS/          OTHER           EQUITY
                                       SHARES                                  (DEFICIT)      COMPREHENSIVE
                                         (in                                                     INCOME
                                     thousands)
                                    ----------------------------------------------------------------------------------------

Balance at January 2, 1999              59,837    $     189.0  $      40.0   $      (81.8)  $      (25.2)     $     122.0

Comprehensive income - note 3
     Currency translation adjustment         -            -            -              -              0.4              0.4
     Net loss                                -            -            -             (1.3)           -               (1.3)
                                    ----------------------------------------------------------------------------------------

Balance at April 3, 1999                59,837    $     189.0  $      40.0   $      (83.1)  $      (24.8)     $     121.1
                                    ========================================================================================

Balance at January 1, 2000              59,837    $     189.0  $      40.0   $      (63.3)  $      (23.4)     $     142.3

Options exercised                           11            -            -              -              -                -
Comprehensive income - note 3
     Currency translation adjustment         -            -            -              -             (1.9)            (1.9)
     Net income                              -            -            -              2.0            -                2.0
                                    ----------------------------------------------------------------------------------------

Balance at April 1, 2000                59,848    $     189.0  $      40.0   $      (61.3)  $      (25.3)     $     142.4
                                    ========================================================================================


























              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


                                                                                      For the three months ended
                                                                              --------------------------------------------

                                                                                        APRIL 1,                 APRIL 3,
                                                                                            2000                     1999
                                                                              -------------------     --------------------

OPERATING ACTIVITIES
Income from continuing operations                                               $           2.0         $           0.8
Depreciation and amortization                                                               9.9                     9.9
Deferred income taxes                                                                       1.3                     -
Equity income                                                                               -                      (0.3)
Gain on sale of property, plant and equipment                                              (0.1)                    -
Other non-cash items                                                                        0.4                     -
Net change in non-cash working capital from continuing operations -
       note 7                                                                             (11.2)                  (13.9)
                                                                              -------------------     --------------------

Cash provided by (used in) operating activities                                             2.3                    (3.5)
                                                                              -------------------     --------------------


INVESTING ACTIVITIES
Additions to property, plant and equipment                                                 (6.8)                   (4.6)
Proceeds from disposal of property, plant and equipment                                     0.1                     -
Other                                                                                      (1.3)                    -
                                                                              -------------------     --------------------

Cash used in investing activities                                                          (8.0)                   (4.6)
                                                                              -------------------     --------------------
FINANCING ACTIVITIES
Payments of long-term debt                                                                 (4.6)                   (7.3)
Short-term borrowings                                                                      11.1                     9.7
Other                                                                                      (2.1)                    -
                                                                              -------------------     --------------------

Cash provided by financing activities                                                       4.4                     2.4
                                                                              -------------------     --------------------

Net cash used in discontinued operations                                                    -                      (0.3)


Effect of exchange rate changes on cash and cash equivalents                                -                       0.1
                                                                              -------------------     --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (1.3)                   (5.9)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              2.6                    28.1
                                                                              -------------------     --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $           1.3         $          22.2
                                                                              -------------------     --------------------











              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Notes to the Consolidated Financial Statements
-----------------------------------------------------------------------------
Unaudited

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, the statements reflect all adjustments that are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain comparative amounts have been restated to conform to the financial statement presentation adopted in the current year.

The results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.

Consolidated financial statements in accordance with Canadian GAAP, in U.S. dollars, are made available to all shareowners and filed with various regulatory authorities.


NOTE 2 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:


                                                                                       APRIL 1,             APRIL 3,
                                                                                           2000                 1999
                                                                              ------------------    -------------------
                                                                                   (in millions of U.S. dollars)

Income tax provision based on Canadian statutory rates                         $          (1.6)     $          (0.6)
Foreign tax rate differential                                                              0.6                  3.9
Manufacturing and processing deduction                                                     -                   (0.3)
Tax benefit on losses not recognized                                                      (0.1)                (3.6)
Non-deductible items                                                                      (0.4)                (0.4)
                                                                             --------------------   -------------------

                                                                               $          (1.5)     $          (1.0)
                                                                             --------------------   -------------------

COTT CORPORATION
Notes to the Consolidated Financial Statements
----------------------------------------------------------------------------
Unaudited

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

                                                                                       APRIL 1,          APRIL 3,
                                                                                          2000              1999
                                                                              -----------------    -------------------
                                                                                   (in millions of U.S. dollars)

Net income (loss)                                                              $           2.0       $          (1.3)
Foreign currency translation                                                              (1.9)                  0.4
                                                                              -----------------    -------------------

                                                                               $           0.1       $          (0.9)
                                                                              -----------------    -------------------


NOTE 4 - INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of exercising stock options and converting the preferred shares, only if dilutive.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:


                                                                                          APRIL 1,            APRIL 3,
                                                                                              2000                1999
                                                                                     --------------      --------------
                                                                                              (in thousands)

Weighted average number of shares outstanding - basic                                    59,845              59,837
Dilutive effect of stock options                                                            408                   4
Dilutive effect of second preferred shares                                                6,286               6,286
                                                                                     --------------      --------------

Adjusted weighted average number of shares outstanding - diluted                         66,539              66,127
                                                                                     --------------      --------------


NOTE 5 - INVENTORIES

                                                                                       APRIL 1,             JANUARY 1,
                                                                                          2000                   2000
                                                                               ----------------     ------------------
                                                                                   (in millions of U.S. dollars)

Raw materials                                                                  $          23.3       $          29.4
Finished goods                                                                            39.7                  29.4
Other                                                                                      8.2                   8.5
                                                                               -----------------    -------------------

                                                                               $          71.2       $          67.3
                                                                               -----------------    -------------------


COTT CORPORATION
Notes to the Consolidated Financial Statements
-----------------------------------------------------------------------------
Unaudited

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

                                                                                       APRIL 1,             JANUARY 1,
                                                                                           2000                   2000
                                                                              ------------------    -------------------
                                                                                   (in millions of U.S. dollars)

Cost                                                                           $         469.7       $         464.3
Accumulated depreciation                                                                (203.7)               (197.9)
                                                                              ------------------    -------------------

                                                                               $         266.0       $         266.4
                                                                              ------------------    -------------------

Machinery and equipment includes $14.2 million of assets held for sale relating to the polyethylene terephthalate ("PET") preform blow molding operation which were sold subsequent to the period end.


NOTE 7 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                                                                        APRIL 1,              APRIL 3,
                                                                                            2000                  1999
                                                                             --------------------   -------------------
                                                                                   (in millions of U.S. dollars)

Decrease (increase) in accounts receivable                                     $          (7.3)     $          (5.0)
Decrease (increase) in inventories                                                        (4.1)                (4.9)
Decrease (increase) in prepaid expenses                                                    0.5                 (0.7)
Decrease (increase) in income taxes recoverable                                            0.1                  0.8
Increase (decrease) in accounts payable and accrued liabilities                           (0.4)                (4.1)
                                                                             --------------------   -------------------

                                                                               $         (11.2)     $         (13.9)
                                                                             --------------------   -------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results from operations.

COTT CORPORATION
Notes to the Consolidated Financial Statements
-----------------------------------------------------------------------------
Unaudited

NOTE 9 - SEGMENT REPORTING

The Company produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in Canada, the United Kingdom and the United States. The Company manages its beverage business by geographic segments as described below:

BUSINESS SEGMENTS


    FOR THE THREE MONTHS ENDED            CANADA         UNITED         UNITED          CORPORATE         TOTAL
           APRIL 1, 2000                                 KINGDOM        STATES           & OTHER
------------------------------------------------------------------------------------------------------------------
                                                             (in millions of U.S. dollars)

External sales                       $      36.1    $        30.1    $    143.7     $        3.9     $     213.8
Intersegment sales                           2.9              -             0.9             (3.8)            -
Depreciation and amortization                2.1              2.4           4.9              0.5             9.9
Operating income (loss)                      3.1             (0.2)         13.4             (4.8)           11.5

Total assets                               133.9            170.1         340.1            (51.2)          592.9

Additions to property, plant and
equipment                                    0.2              0.4           5.0              1.2             6.8

                                     ------------------------------------------------------------------------------


    FOR THE THREE MONTHS ENDED            CANADA         UNITED         UNITED          CORPORATE         TOTAL
           APRIL 3, 1999                                 KINGDOM          STATES         & OTHER
-------------------------------------------------------------------------------------------------------------------
                                                             (in millions of U.S. dollars)

External sales                       $       36.3   $       41.5     $      138.2   $       16.2     $     232.2
Intersegment sales                            4.9            -                1.4           (6.3)            -
Depreciation and amortization                 2.2            2.6              4.5            0.6             9.9
Operating income (loss)                       2.6            1.0              9.7           (2.3)           11.0

Total assets (January 1, 2000)              137.0          173.4            332.1          (52.9)          589.6

Additions to property, plant and
equipment                                     0.6            0.6              3.2            0.2             4.6
-------------------------------------------------------------------------------------------------------------------

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the quarter ended April 1, 2000, sales to two major customers accounted for 34% and 12%, respectively, of the Company's total sales (30% and 11% - January 1, 2000).
                                       9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cott Corporation is the world's largest supplier of premium retailer brand beverages, with manufacturing, marketing, product development and customer service facilities in Canada, the United Kingdom and the United States. The Company is the world's fourth largest manufacturer of soft drinks. Its vision is to be the leader in premium retailer brand beverage innovation.

OVERVIEW

In 2000, the Company continues with the three key strategies that lead to success in 1999: "focus on core," "fix the cost structure" and "strengthen and grow."

The improvement in earnings in the first quarter of 2000 was directly attributable to the benefits gained in quality, cost savings and productivity through the implementation of the Six Sigma and Continuous Process Improvement initiatives.

The Company's PET blow-molding assets, including inventories, were sold to Schmalbach-Lubeca Plastic Containers USA, Inc. effective April 13, 2000 for proceeds of $15.5 million. No gain or loss was realized on the disposal. These proceeds will be used to reduce indebtedness.

RESULTS OF OPERATIONS

Net income for the quarter was $2.0 million or $0.03 per share, versus a net loss of $1.3 million or $0.02 per share in the first quarter of 1999. The loss in the prior year included the cumulative effect of a change in accounting principle of $2.1 million or $0.03 per share.

SALES - Sales were $213.8 million for the first quarter, down from $232.2 million in 1999. After removing sales by divested units in the first quarter of 1999, sales decreased 2.4%. Customer service was significantly improved in the core markets and the "focus on core" strategy resulted in an 8% increase in sales volume to the top 15 accounts. This improvement helped offset lost sales resulting from the product rationalization undertaken throughout last year and weakness in the U.K. market.

Sales in Canada were $36.1 million for the quarter as compared to $36.3 million in 1999. Volume gains with the division's top customers were offset by lower water and export sales.

Sales in the U.K. declined to $30.1 million from $41.5 million in 1999. Divestiture of the Featherstone plant in May 1999, lower co-packing volume and continued pricing pressure in the U.K. all contributed to lower sales.

Sales in the U.S. increased to $143.7 million from $138.2 million in 1999. Sales volume to the division's top five customers was up by 17%. These increases were driven by solid business plans with core customers as a result of focused customer service activities.

GROSS PROFIT - Gross profit margin improved 2.4 percentage points to 16.3% of sales in 2000 as compared to 13.9% in the first three months of 1999. This improvement was the result of continued efficiency gains at manufacturing facilities and the elimination of unprofitable product offerings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $23.4 million in the first quarter of 2000, up from $21.3 million in 1999. The $2.1 million increase in SG&A resulted from costs incurred to reorganize sales and operations in Canada and the United Kingdom and from a change in the timing of recording management incentives.

INTEREST EXPENSE - Net interest expense of $8.1 million for the quarter compared to $9.2 million in 1999. Interest expense on long-term debt decreased by $1.0 million as the average long-term debt balance was down $49.4 million compared with the same period last year. Significant debt repayments were made throughout 1999.

INCOME TAXES - In the quarter, the Company recorded an income tax provision of $1.5 million, compared to a $1.0 million provision last year. In the first quarter of last year, estimated tax recoveries in certain jurisdictions were not recorded due to the uncertainty of using tax loss carryforwards in future periods.

FINANCIAL CONDITION - Cash flow from operations in the quarter was $2.3 million compared with a cash outflow of $3.5 million in the first quarter of 1999. Operating cash flow and short-term borrowings were used to fund capital expenditures and working capital requirements.

Cash and cash equivalents decreased $1.3 million in the first quarter of 2000 from $2.6 million as of January 1, 2000. Under current credit facilities the Company is provided maximum credit of $60.7 million depending on available collateral. At April 1, 2000, approximately $52.0 million of credit was available.

CAPITAL EXPENDITURES - Capital expenditures were $6.8 million compared with $4.6 million in 1999. The continued low level of capital spending reflects management's commitment to make assets "sweat". Only those projects with an internal rate of return above 30% are considered, in addition to those required for essential maintenance, safety and regulatory compliance. Spending in the first quarter of 2000 included $1.1 million representing the initial costs of a project to upgrade and standardize company wide information and accounting systems to enhance business operations, decision making and customer service. Costs of this project over the next 2 years are expected to be $5.3 million. Capital expenditures also included $2.2 million to install a PET filling line in a U.S. manufacturing facility. This line was operational in March 2000.

LONG-TERM DEBT - As of April 1, 2000, the Company's long-term debt totaled $318.5 million as compared with $323.6 million at the end of 1999 and $368.0 million one year ago. At quarter end, debt consisted of $276.5 million in senior unsecured notes and $42.0 million of other term debt. The Company is exposed to minimal interest rate risk as substantially all debt is at fixed rates.

Management believes the Company has the financial resources to meet its ongoing cash requirements for operations and capital expenditures as well as its other financial obligations.

OUTLOOK - The carbonated soft drink industry continues to experience positive growth. Expectations for market growth in Cott's three core geographic markets, Canada, the United Kingdom and the United States, extend through the next several years. Facing intense price competition from heavily promoted global and regional brands, the Company's major opportunity for growth depends on management's execution of critical strategies and on retailers' continued commitment to their retailer brand soft drink programs. Risks and uncertainties include stability of procurement costs for such items as sweetener, packaging materials and other ingredients, national brand pricing and promotional strategies and fluctuations in currency versus the U.S. dollar. The Company's exposure to raw material price fluctuations is minimized by the existence of long-term contracts for certain key raw materials.

RISKS AND UNCERTAINTIES - Sales to the top two customers in the first quarter of 2000 accounted for 46% of the Company's total sales volumes. The loss of any significant customer or any significant portion of the Company's sales could have a material adverse effect on the Company's operating results and cash flows.

FORWARD LOOKING STATEMENTS - This report may contain forward-looking statements reflecting management's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. Forward-looking statements, specifically those concerning future performance, are subject to certain risks and uncertainties, and actual results may differ materially. These risks and uncertainties are detailed from time to time in the Company's filings with the appropriate securities commissions.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 14, 2000, the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Foundation") filed a patent infringement civil action in the United States District Court for the District of Arizona against the Company and 106 other defendants which are alleged to manufacture and sell products for human consumption or use. The suit alleges that these defendants have infringed on "machine vision" and "automatic identification" patents in their manufacturing processes and automated management of inventory, warehousing, distribution and point of sale transactions. The Foundation seeks an injunction against further alleged infringement and an award of damages "adequate to compensate" the Foundation for past infringements, treble damages based on allegation of willful and deliberate infringement and reasonable attorney's fees. As of this date, the Complaint has not been served on the Company. Since the lawsuit is in its very early stages, the Company is not in a position to state the outcome of this case at this time, as the Company is still investigating the allegations and potential defenses.

In the action previously commenced by Channelmark Corporation, the trial has been scheduled to begin on June 12, 2000. In the action styled North American Container, Inc. v. Plastipak Packaging Inc., et al., the Company has reached an agreement with its major supplier of PET bottles in the United States to indemnify the Company for a significant portion of its costs and damages, if any. This portion is based upon such supplier's pro rata share of those PET bottles supplied to the Company which were sold by the Company in the United States during the period in issue in the litigation (which share is currently estimated to be 85%). Reference is made to the Company's prior public filings, which include a description of these claims.


ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

---------------- ---------------------------------------------------------------------------------------------
NUMBER           DESCRIPTION
---------------- ---------------------------------------------------------------------------------------------
10.1             * Asset Acquisition and Facility Use Agreement, dated April 13, 2000, between BCB USA Corp.
                 and Schmalbach-Lubeca Plastic Containers USA, Inc. relating to the sale of the PET preform blow molding operation.
---------------- ---------------------------------------------------------------------------------------------

* Document is subject to request for confidential treatment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COTT CORPORATION
                                        (Registrant)


Date:    May 3, 2000                    /s/ Raymond P. Silcock
                                        ----------------------------------
                                        Raymond P. Silcock
                                        Executive Vice President &
                                        Chief Financial Officer
                                        (On behalf of the Company)


Date:    May 3, 2000                    /s/ Tina Dell'Aquila
                                        ----------------------------------
                                        Tina Dell'Aquila
                                        Vice President, Controller
                                        (Principal accounting officer)