Form 10-Q
period 2000-07-01
COTT CORP /CN/
filed 2000-08-15
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                                          WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            July 1, 2000
                               -----------------------

Commission File Number                    000-19914
                               -----------------------

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

                  207 Queen's Quay W, Toronto, Ontario M5J 1A7
           ----------------------------------------------------------
             (Address of principal executive offices) (Postal Code)

                                 (416) 203-3898
                  ---------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes   X          No
                                                  -----           -----

There were 59,847,992 shares of common stock outstanding as of July 27, 2000.


                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Consolidated Statements of Income for the three and six months ended July 1, 2000 and July 3, 1999 ...........    Page 2
Consolidated Balance Sheets as of July 1, 2000 and January 1, 2000    ........................................    Page 3
Consolidated Statements of Shareowners' Equity as of July 1, 2000 and July 3, 1999............................    Page 4
Consolidated Statements of Cash Flows for the six months ended July 1, 2000 and July 3, 1999    ..............    Page 5
Notes to the Consolidated Financial Statements    ............................................................    Page 6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations      .................................................................................   Page 11

                           PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders      ........................................   Page 14

Signatures....................................................................................................   Page 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

COTT CORPORATION
Consolidated Statements of Income
---------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                                        For the                      For the
                                                                   three months ended          six months ended
                                                                 -----------------------    ------------------------
                                                                  JULY 1,        JULY 3,      JULY 1,        JULY 3,
                                                                    2000          1999         2000           1999
                                                                 ---------     ---------     ---------     ---------

SALES                                                            $   287.6     $   288.3     $   501.4     $   520.5

Cost of sales                                                        240.7         246.4         419.6         446.3
                                                                 ---------     ---------     ---------     ---------

GROSS PROFIT                                                          46.9          41.9          81.8          74.2

Selling, general and administrative expenses                          24.2          24.9          47.6          46.2
                                                                 ---------     ---------     ---------     ---------

OPERATING INCOME                                                      22.7          17.0          34.2          28.0

Other expenses (income), net                                           0.1          (0.1)          --            0.2
Interest expense, net                                                  7.7           8.9          15.8          18.1
                                                                 ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES AND EQUITY
    INCOME                                                            14.9           8.2          18.4           9.7

Income taxes - note 2                                                 (6.0)         (1.1)         (7.5)         (2.1)
Equity income                                                          --            0.2          --             0.5
                                                                 ---------     ---------     ---------     ---------

INCOME FROM CONTINUING OPERATIONS                                      8.9           7.3          10.9           8.1

Cumulative effect of change in accounting
    principle, net of tax                                             --            --            --            (2.1)
                                                                 ---------     ---------     ---------     ---------

NET INCOME - note 3                                              $     8.9     $     7.3     $    10.9     $     6.0
                                                                 =========     =========     =========     =========


PER SHARE DATA - note 4
    INCOME PER COMMON SHARE - BASIC
    Income from continuing operations                            $     0.15    $     0.12    $     0.18    $     0.14
    Cumulative effect of change in
        accounting principle                                     $      --     $      --     $      --     $    (0.03)
    Net income                                                   $     0.15    $     0.12    $     0.18    $     0.11

    INCOME PER COMMON SHARE - DILUTED
    Income from continuing operations                            $     0.13    $     0.11    $     0.16    $     0.12
    Cumulative effect of change in
        accounting principle                                     $      --     $      --     $      --     $    (0.03)
    Net income                                                   $     0.13    $     0.11    $     0.16    $     0.09



              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Balance Sheets
---------------------------
(in millions of U.S. dollars)



                                                                                                             JULY 1,     JANUARY 1,
                                                                                                              2000          2000
                                                                                                            --------     --------
                                                                                                           Unaudited      Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                                   $   18.1     $    2.6
Accounts receivable                                                                                            122.9         97.6
Inventories - note 5                                                                                            69.9         67.3
Prepaid expenses                                                                                                 2.0          4.4
                                                                                                            --------     --------

                                                                                                               212.9        171.9

PROPERTY, PLANT AND EQUIPMENT - note 6                                                                         244.1        266.4

GOODWILL                                                                                                       102.5        108.1

INVESTMENT AND OTHER ASSETS                                                                                     37.1         43.2
                                                                                                            --------     --------

                                                                                                            $  596.6     $  589.6
                                                                                                            ========     ========

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                                                                                       $    4.1     $    1.8
Current maturities of long-term debt                                                                             5.8          1.6
Accounts payable and accrued liabilities                                                                       112.4        104.8
Discontinued operations                                                                                          0.9          1.0
                                                                                                            --------     --------

                                                                                                               123.2        109.2

LONG-TERM DEBT                                                                                                 310.3        322.0

OTHER LIABILITIES                                                                                               17.3         16.1
                                                                                                            --------     --------

                                                                                                               450.8        447.3
                                                                                                            --------     --------

SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares - 59,847,992 (1999 - 59,837,392) shares issued                                                   189.0        189.0
Second preferred shares, Series 1 - 4,000,000 shares issued                                                     40.0         40.0

DEFICIT                                                                                                        (52.4)       (63.3)

ACCUMULATED OTHER COMPREHENSIVE INCOME                                                                         (30.8)       (23.4)
                                                                                                            --------     --------

                                                                                                               145.8        142.3
                                                                                                            --------     --------

                                                                                                            $  596.6     $  589.6
                                                                                                            ========     ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Shareowners' Equity
----------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                         NUMBER OF         COMMON   PREFERRED   DEFICIT   ACCUMULATED OTHER    TOTAL
                                          COMMON           SHARES    SHARES                 COMPREHENSIVE      EQUITY
                                          SHARES                                                INCOME
                                      (in thousands)
                                      --------------     --------   -------   -------          -------        --------
Balance at January 2, 1999               59,837          $  189.0   $  40.0   $ (81.8)         $ (25.2)       $  122.0

Comprehensive income - note 3
     Currency translation adjustment         --                --        --        --              1.6             1.6
     Net income                              --                --        --       6.0               --             6.0
                                         ------          --------   -------   -------          -------        --------

Balance at July 3, 1999                  59,837          $  189.0   $  40.0   $ (75.8)         $ (23.6)       $  129.6
                                         ======          ========   =======   =======          =======        ========


Balance at January 1, 2000               59,837          $  189.0   $  40.0   $ (63.3)         $ (23.4)       $  142.3

Options exercised                            11                --        --        --               --              --
Comprehensive income - note 3
     Currency translation adjustment         --                --        --        --             (7.4)           (7.4)
     Net income                              --                --        --      10.9               --            10.9
                                         ------          --------   -------   -------          -------        --------

Balance at July 1, 2000                  59,848          $  189.0   $  40.0   $ (52.4)         $ (30.8)       $  145.8
                                         ======          ========   =======   =======          =======        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Cash Flows
-------------------------------------
(in millions of U.S. dollars)
Unaudited

                                                                                                          For the
                                                                                                      six months ended
                                                                                                     -------------------
                                                                                                      JULY 1,    JULY 3,
                                                                                                       2000       1999
                                                                                                     -------     -------
OPERATING ACTIVITIES
Income from continuing operations                                                                    $  10.9     $   8.1
Depreciation and amortization                                                                           19.3        20.3
Deferred income taxes                                                                                    7.3         --
Equity income                                                                                            --         (0.5)
Gain on sale of property, plant and equipment                                                           (0.1)        --
Other non-cash items                                                                                     0.7         --
Net change in non-cash working capital from continuing operations -
       note 7                                                                                          (20.1)      (35.6)
                                                                                                     -------     -------

Cash provided by (used in) operating activities                                                         18.0        (7.7)
                                                                                                     -------     -------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                                             (11.9)       (7.1)
Proceeds from disposal of businesses                                                                    15.9        20.4
Proceeds from disposal of property, plant and equipment                                                  0.3         0.5
Other                                                                                                   (2.1)       (0.7)
                                                                                                     -------     -------

Cash provided by investing activities                                                                    2.2        13.1
                                                                                                     -------     -------

FINANCING ACTIVITIES
Payments of long-term debt                                                                              (5.1)      (29.0)
Short-term borrowings                                                                                    2.6         2.1
Other                                                                                                   (2.0)       --
                                                                                                     -------     -------

Cash used in financing activities                                                                       (4.5)      (26.9)
                                                                                                     -------     -------

Net cash used in discontinued operations                                                                 --         (0.5)

Effect of exchange rate changes on cash and cash equivalents                                            (0.2)        0.2
                                                                                                     -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    15.5       (21.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                           2.6        28.1
                                                                                                     -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $  18.1     $   6.3
                                                                                                     =======     =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Notes to the Consolidated Financial Statements
----------------------------------------------
Unaudited

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


NOTE 2 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                                                    For the                    For the
                                                              three months ended           six months ended
                                                             ---------------------       ---------------------
                                                             JULY 1,       JULY 3,       JULY 1,       JULY 3,
(in millions of U.S. dollars)                                 2000          1999          2000          1999
                                                             ------        ------        ------        ------

Income tax provision based on
    Canadian statutory rates                                 $ (6.3)       $ (3.6)       $ (7.9)       $ (4.2)
Foreign tax rate differential                                   0.5           3.9           1.1           7.8
Manufacturing and processing
    deduction                                                   0.2           --            0.2          (0.3)
Tax benefit on losses recognized
    (not recognized)                                            0.1          (1.0)          --           (4.6)
Non-deductible items                                           (0.5)         (0.4)         (0.9)         (0.8)
                                                             ------        ------        ------        ------

                                                             $ (6.0)       $ (1.1)       $ (7.5)       $ (2.1)
                                                             ------        ------        ------        ------

COTT CORPORATION
Notes to the Consolidated Financial Statements
----------------------------------------------
Unaudited

NOTE 3 - COMPREHENSIVE INCOME

                                                                 For the               For the
                                                            three months ended     six months ended
                                                           -------------------    -------------------
                                                           JULY 1,     JULY 3,     JULY 1,     JULY 3,
(in millions of U.S. dollars)                               2000        1999        2000        1999
                                                           ------      ------     -------      ------
Net income                                                 $  8.9      $  7.3     $  10.9      $  6.0
Foreign currency translation                                 (5.5)        1.2        (7.4)        1.6
                                                           ------      ------     -------      ------

                                                           $  3.4      $  8.5     $   3.5      $  7.6
                                                           ======      ======     =======      ======


NOTE 4 - INCOME PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of exercising stock options and converting the preferred shares, only if dilutive.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                                            For the three months ended              For the six months ended
                                                           ----------------------------           ----------------------------
                                                           JULY 1,               JULY 3,          JULY 1,              JULY 3,
(in thousands)                                              2000                  1999             2000                 1999
                                                           ------                ------           ------               ------

Weighted average number of shares
    outstanding - basic                                    59,848                59,837           59,847               59,837
Dilutive effect of stock options                              321                    17              364                   10
Dilutive effect of second preferred
    Shares                                                  6,286                 6,286            6,286                6,286
                                                           ------                ------           ------               ------
Adjusted weighted average number
    of shares outstanding - diluted                        66,455                66,140           66,497               66,133
                                                           ------                ------           ------               ------


As of July 1, 2000, the Company has the following equity instruments outstanding: 59,847,992 common shares, 4,900,160 common share stock options and 4,000,000 second preferred shares convertible into 5,558,709 common shares and entitled to 5,558,709 votes.

COTT CORPORATION
Notes to the Consolidated Financial Statements
----------------------------------------------
Unaudited

NOTE 5 - INVENTORIES

                                                                                                     JULY 1,    JANUARY 1,
(in millions of U.S. dollars)                                                                         2000         2000
                                                                                                     -------    ---------
Raw materials                                                                                        $  25.3     $  29.4
Finished goods                                                                                          36.1        29.4
Other                                                                                                    8.5         8.5
                                                                                                     -------     -------

                                                                                                     $  69.9     $  67.3
                                                                                                     =======     =======


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

                                                                                                     JULY 1,    JANUARY 1,
(in millions of U.S. dollars)                                                                         2000         2000
                                                                                                     -------     -------
Cost                                                                                                 $ 439.6     $ 464.3
Accumulated depreciation                                                                              (195.5)     (197.9)
                                                                                                     -------     -------

                                                                                                     $ 244.1     $ 266.4
                                                                                                     =======     =======


NOTE 7 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:


                                                                                                      JULY 1,     JULY 3,
(in millions of U.S. dollars)                                                                          2000        1999
                                                                                                     -------     -------
Decrease (increase) in accounts receivable                                                           $ (25.5)    $ (31.8)
Decrease (increase) in inventories                                                                      (5.7)       (4.3)
Decrease (increase) in prepaid expenses                                                                  0.2        (0.1)
Decrease (increase) in income taxes recoverable                                                         (1.4)        0.9
Increase (decrease) in accounts payable and accrued liabilities                                          12.3       (0.3)
                                                                                                     -------     -------

                                                                                                     $ (20.1)    $ (35.6)
                                                                                                     =======     =======


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

COTT CORPORATION
Notes to the Consolidated Financial Statements
----------------------------------------------
Unaudited

NOTE 9 - SEGMENT REPORTING (continued)

The Company produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in Canada, the United Kingdom and the United States. The Company manages its beverage business by geographic segments as described below:

FOR THE THREE MONTHS ENDED:

                                                                        UNITED     CORPORATE &
            JULY 1, 2000                    CANADA     UNITED KINGDOM    STATES       OTHER          TOTAL
                                           ---------   --------------   --------    -----------    --------
(in millions of U.S. dollars)

External sales                             $   49.0      $   41.6      $  190.6     $    6.4      $  287.6
Intersegment sales                              4.2           -             1.4         (5.6)          -
Depreciation and amortization                   2.0           2.2           4.8          0.4           9.4
Operating income (loss)                         5.4           1.9          18.0         (2.6)         22.7

Additions to property, plant and
equipment                                       0.5           1.2           3.3          0.1           5.1
                                           ---------   --------------   --------    -----------    --------


                                                                         UNITED     CORPORATE &
            JULY 3, 1999                    CANADA     UNITED KINGDOM    STATES       OTHER          TOTAL
                                           ---------   --------------   --------    -----------    --------
(in millions of U.S. dollars)

External sales                             $    49.4     $   53.3       $   175.2     $   10.4      $ 288.3
Intersegment sales                               6.1          -               1.6         (7.7)         -
Depreciation and amortization                    2.2          2.8             4.8          0.6         10.4
Operating income (loss)                          4.9          1.6            12.6         (2.1)        17.0

Additions to property, plant and
equipment                                        0.6          0.8             0.9          0.2          2.5
                                           ---------   --------------   --------    -----------    --------

COTT CORPORATION
Notes to the Consolidated Financial Statements
----------------------------------------------
Unaudited

FOR THE SIX MONTHS ENDED:

                                                                        UNITED     CORPORATE &
            JULY 1, 2000                    CANADA     UNITED KINGDOM    STATES       OTHER          TOTAL
                                           ---------   --------------   --------    -----------    --------
(in millions of U.S. dollars)

External sales                             $  85.1      $   71.7      $   334.3     $    10.3      $  501.4
Intersegment sales                             7.1           -              2.3          (9.4)          -
Depreciation and amortization                  4.1           4.6            9.7           0.9          19.3
Operating income (loss)                        7.7           1.3           30.1          (4.9)         34.2

Total assets                                 138.1         170.6          307.7         (19.8)        596.6

Additions to property, plant and
equipment                                      0.7           1.6            8.3           1.3          11.9
                                           ---------   --------------   --------    -----------    --------


                                                                         UNITED     CORPORATE &
            JULY 3, 1999                    CANADA     UNITED KINGDOM    STATES       OTHER          TOTAL
                                           ---------   --------------   --------    -----------    --------
(in millions of U.S. dollars)

External sales                             $    85.7     $   94.8       $  313.4     $   26.6      $  520.5
Intersegment sales                              11.0          -              3.0        (14.0)          -
Depreciation and amortization                    4.4          5.4            9.3          1.2          20.3
Operating income (loss)                          6.7          2.2           21.0         (1.9)         28.0

Total assets (January 1, 2000)                 137.0        173.4          332.1        (52.9)        589.6

Additions to property, plant and
equipment                                        1.2          1.4            4.1          0.4           7.1
                                           ---------   --------------   --------    -----------    --------

The comparative figures have been restated to include a corporate cost allocation to the business segments.

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the six months ended July 1, 2000, sales to two major customers accounted for 33% and 13% respectively, of the Company's total sales (23% and 12% - July 3, 1999).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cott Corporation is the world's largest supplier of premium retailer brand beverages, with manufacturing, marketing, product development and customer service facilities in Canada, the United Kingdom and the United States.

OVERVIEW

In its sixth consecutive profitable quarter, Cott Corporation reported net income growth of 22%, up 35% as compared with 1999 first six months results, before the change in accounting principle. Net sales of $287.6 million were flat with last year and up 1% after removing sales by divested businesses, reflecting customer and product rationalization undertaken over the past twelve months. In line with key strategies, the Company has increased volume with key customers, improved margins and strengthened cash flow, while leading innovation in the category.

For the quarter, sales volumes to the core top 15 customers worldwide, who account for approximately 80% of the business, grew 8.0% versus last year, significantly outpacing category growth in the markets served by the Company. New product launches with key customers helped offset volume decreases from customer rationalization.

Gross margin for the quarter increased to 16.3% from 14.5% last year, driven by an improved customer and product mix, and by operating efficiencies arising from the Company's continuing focus on improving cost and productivity.

Operating cash flow, after capital expenditures, of $10.6 million was $17.3 million ahead of the second quarter last year resulting in reduced net interest expense due to lower net debt levels. Net debt at $302.1 million as of July 1, 2000 was down $20.7 million from the beginning of the year, $64.9 million lower than one year ago.

RESULTS OF OPERATIONS

Net income for the quarter was $8.9 million or $0.13 per share diluted, a 22% increase compared with the $7.3 million or $0.11 per share diluted reported in 1999. For the first six months the Company reported a net income of $10.9 million, up 35% from $8.1 million last year, before the cumulative effect of a change in accounting principle of $2.1 million, or $0.03 per share diluted.

SALES - Net sales were $287.6 million for the second quarter, down from $288.3 million in 1999. After removing sales by divested units in the second quarter of 1999, net sales increased 1%. For the first six months of 2000 net sales were $501.4 million, flat with last year after removing the effect of divestitures. The Company's "Focus on Core" strategy resulted in improved customer service in core markets and contributed to the second quarter's 8.0% increase in sales volume to the top 15 customers. Year-to-date sales volume to the top 15 customers was up 7.5%. Second quarter and six month 8 oz equivalent case volumes of 163.8 million and 285.6 million were down from 166.2 million and 299.8 million last year.

Net sales in Canada of $49.0 million for the quarter were flat compared to 1999. Volume gains due to new product launches at two key customers and strong summer promotional activities were offset by lower export and water sales and by the effect of this year's inclement spring weather. Year-to-date net sales were down 1% and equivalent case volume declined 5%.

Net sales in the U.K. declined to $41.6 million from $53.3 million in 1999. Excluding the impact of divested businesses net sales dropped 18%. Equivalent case volume was down 11%, excluding the Featherstone divestiture, primarily as a result of customer rationalization and reduced promotional activities. Continued pricing pressures and the weakness of the pound sterling compared to the U.S. dollar further decreased sales. For the first six months net sales dropped to $71.7 million from $94.8 million, a 20% reduction excluding the impact of the divested business, and equivalent case volume declined 18%.

Net sales in the U.S. rose to $190.6 million from $175.2 million last year, an increase of 9% for the quarter. Equivalent case volume increased 4%. Sales volume to the division's top five customers was up by 23%, more that offsetting the impact of rationalization. Net sales for the first half were $334.3 million, up 7% from last year, and equivalent case volume rose 3%.

GROSS PROFIT - Gross profit for the quarter and the first six months was 16.3%, a 1.8 percentage point improvement from the second quarter last year and a 2.0 percentage point improvement for the six-month period. This growth was driven by rationalization efforts which strengthened customer and product mix, improved operating efficiencies at the Company's manufacturing facilities, and reduced fixed expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A for the quarter was $24.2 million compared with $24.9 million last year. The reorganization in the U.K. led to savings through lower general and administrative expenses. SG&A in the U.K. was 32% lower than last year, excluding the impact of divestitures. Partially offsetting these savings was the accrual of management incentives in 2000, not recorded until the third quarter last year. For the first six months, SG&A was up $1.4 million principally as a result of costs incurred in undertaking the U.K. reorganization.

INTEREST EXPENSE - Net interest expense was $7.7 million in the quarter as compared with $8.9 million for the second quarter of 1999. Year-to-date net interest expense totaled $15.8 million, down $2.3 million from last year. Interest on long-term debt decreased $0.6 million for the quarter and $1.3 million for the six-month period as a result of lower average long-term debt balances compared with last year. Significant debt repayments were made throughout 1999. Cash flow improvements led to lower average borrowings on short-term facilities over the six-month period, resulting in the remaining decrease in interest expense.

INCOME TAXES - The Company recorded an income tax provision of $6.0 million for the quarter and $7.5 million for the six-month period as compared with $1.1 million and $2.1 million for the respective periods last year. For the first six months the overall effective tax rate was 41% compared with 22% in 1999. This was primarily as a result of a change in mix of earnings by tax jurisdiction.

FINANCIAL CONDITION - In the second quarter of 2000, the Company received $15.9 million in cash proceeds for the sale of the polyethylene terephthalate ("PET") preform blow molding assets. No gain or loss was realized on the disposal. Operating cash flow after capital expenditures for the six-month period was $6.1 million as compared with an outflow of $14.8 million in 1999. The operating cash flow, after capital expenditures, together with proceeds from the sale, were used to repay debt and also resulted in a $15.5 million increase in cash in the first half of 2000. Cash and cash equivalents as of July 1, 2000 totaled $18.1 million.

Under current credit facilities the Company is provided maximum credit of $59.7 million depending on available collateral. At July 1, 2000, approximately $54.0 million of credit was available.

CAPITAL EXPENDITURES - Capital expenditures for the first half of 2000 were $11.9 million compared with $7.1 million in 1999. Significant capital expenditures included $2.9 million to install a new filling line and $1.2 million to upgrade an existing line in U.S. manufacturing facilities. In addition $1.2 million was spent towards a project to update and standardize information and accounting systems throughout the company. Capital expenditures have been limited to those projects with an internal rate of return above 30%, in addition to those required for essential maintenance, safety and regulatory compliance.

LONG-TERM DEBT - As of July 1, 2000, the Company's long-term debt totaled $316.1 million as compared with $323.6 million at the end of 1999 and $345.0 million one year ago. At quarter end, debt consisted of $276.4 million in senior unsecured notes and $39.7 million of other term debt. The Company is exposed to minimal interest rate risk as substantially all debt is at fixed rates.

Management believes the Company has the financial resources to meet its ongoing cash requirements for operations and capital expenditures as well as its other financial obligations.

OUTLOOK - The carbonated soft drink industry continues to experience positive growth. Expectations for market growth in Cott's three core geographic markets, Canada, the United Kingdom and the United States, extend through the next several years. With the U.K. reorganization in the first quarter, this unit is regaining momentum and has positioned itself to handle the competitive business environment. Facing intense price competition from heavily promoted global and regional brands, the Company's major opportunity for growth depends on management's execution of critical strategies and on retailers' continued commitment to their retailer brand soft drink programs. Risks and uncertainties include stability of procurement costs for such items as sweetener, packaging materials and other ingredients, national brand pricing and promotional strategies and fluctuations in currency versus the U.S. dollar. The Company's exposure to raw material price fluctuations is minimized by the existence of long-term contracts for certain key raw materials.

RISKS AND UNCERTAINTIES - Sales to the top two customers in the first six months of 2000 accounted for 46% of the Company's total sales volumes. The loss of any significant customer or any significant portion of the Company's sales could have a material adverse effect on the Company's operating results and cash flows.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The Annual Meeting of the Company's shareholders was held on May 3, 2000.

(b)  The meeting was held to consider and vote on the following matters:

           MATTERS SUBMITTED TO A VOTE                                                   VOTES
           ---------------------------              -----------------------------------------------------------------------
                                                        FOR             AGAINST                ABSTAIN              TOTAL
                                                    ----------          -------              -------------       ----------
To elect directors for a period of one year         48,319,730*         48,639               942 (spoiled)       48,369,311
                                                    ----------          ------               -------------       ----------
To appoint PricewaterhouseCoopers LLP as auditors   48,304,022*         64,347               942 (spoiled)       48,369,311
and authorize the directors to fix their
remuneration
                                                    ----------          ------               -------------       ----------

*Includes 4,000,000 outstanding Second Preferred Shares, Series 1, which voted on an as converted basis entitling the holders thereof (in the aggregate) to 5,558,709 votes at such meeting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COTT CORPORATION
                                              (Registrant)


Date:      July 27, 2000                      /S/ Raymond P. Silcock
                                              ---------------------------
                                              Raymond P. Silcock
                                              Executive Vice President &
                                              Chief Financial Officer
                                              (On behalf of the Company)


Date:      July 27, 2000                      /S/ Tina Dell'Aquila
                                              ---------------------------
                                              Tina Dell'Aquila
                                              Vice President, Controller
                                              (Principal accounting officer)