Form 10-Q
period 2000-09-30
COTT CORP /CN/
filed 2000-11-14
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2000
                                 -----------------------------------

Commission File Number                         000-19914
                                 -----------------------------------

                                COTT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CANADA                                              None
------------------------------------           -------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                              Number)

          207 Queen's Quay W, Toronto, Ontario              M5J 1A7
         --------------------------------------------------------------
         (Address of principal executive offices)        (Postal Code)

                                 (416) 203-3898
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----         -----

There were 59,851,292 shares of common stock outstanding as of September 30, 2000.


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income for the three and nine months ended September
     30, 2000 and October 2, 1999.................................................................     Page 2
Consolidated Balance Sheets as of September 30, 2000 and January 1, 2000..........................     Page 3
Consolidated Statements of Shareowners' Equity as of September 30, 2000 and October 2, 1999 ......     Page 4
Consolidated Statements of Cash Flows for the nine months ended September 30,
2000 and October 2, 1999..........................................................................     Page 5
Notes to the Consolidated Financial Statements....................................................     Page 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.............................................................................     Page 12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................     Page 15

Item 6. Exhibits and Reports on Form 10-Q.........................................................     Page 15

Signatures........................................................................................     Page 16

                                       1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COTT CORPORATION
Consolidated Statements of Income
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                      For the three months ended            For the nine months ended
                                                    -------------------------------       -------------------------------
                                                    SEPTEMBER 30,        OCTOBER 2,       SEPTEMBER 30,        OCTOBER 2,
                                                        2000                1999              2000                1999
                                                    -------------        ----------       -------------        ----------
SALES                                                $   262.1          $    261.0         $   763.5           $   781.5
Cost of sales                                            220.0               221.7             639.6               668.0
                                                     ---------          ----------         ---------           ---------
GROSS PROFIT                                              42.1                39.3             123.9               113.5
Selling, general and administrative
    expenses                                              21.8                26.9              69.4                73.1
                                                     ---------          ----------         ---------           ---------
OPERATING INCOME                                          20.3                12.4              54.5                40.4
Other expenses (income), net                              (0.7)               (5.7)             (0.7)               (5.5)
Interest expense, net                                      7.2                 8.9              23.0                27.0
                                                     ---------          ----------         ---------           ---------
INCOME BEFORE INCOME TAXES AND
    EQUITY INCOME                                         13.8                 9.2              32.2                18.9
Income taxes - note 2                                     (5.9)               (0.9)            (13.4)               (3.0)
Equity income                                                -                 0.4                 -                 0.9
                                                     ---------          ----------         ---------           ---------
INCOME FROM CONTINUING OPERATIONS                          7.9                 8.7              18.8                16.8
Cumulative effect of change in
    accounting principle, net of tax                         -                   -                 -                (2.1)
                                                     ---------          ----------         ---------           ---------
NET INCOME - note 3                                  $     7.9          $      8.7         $    18.8           $    14.7
                                                     =========          ==========         =========           =========
PER SHARE DATA - note 4
    INCOME PER COMMON SHARE - BASIC
    Income from continuing operations                $    0.13          $     0.15         $    0.31           $    0.28
    Cumulative effect of change in
        accounting principle                         $       -          $        -         $       -           $   (0.03)
    Net income                                       $    0.13          $     0.15         $    0.31           $    0.25

     INCOME PER COMMON SHARE - DILUTED
    Income from continuing operations                $    0.12          $     0.13         $    0.28           $    0.26
    Cumulative effect of change in
        accounting principle                         $       -          $        -         $       -           $   (0.03)
    Net income                                       $    0.12          $     0.13         $    0.28           $    0.23

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in millions of U.S. dollars)


                                                                    SEPTEMBER 30,        JANUARY 1,
                                                                         2000               2000
                                                                     -----------         ----------
                                                                      Unaudited           Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $      61.7         $      2.6
Accounts receivable                                                        105.3               97.6
Inventories - note 5                                                        64.4               67.3
Prepaid expenses                                                             2.0                4.4
                                                                     -----------         ----------
                                                                           233.4              171.9
PROPERTY, PLANT AND EQUIPMENT - note 6                                     238.6              266.4
GOODWILL                                                                   100.1              108.1
INVESTMENT AND OTHER ASSETS                                                 36.8               43.2
                                                                     -----------         ----------
                                                                     $     608.9         $    589.6
                                                                     ===========         ==========
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings                                                $       0.9         $      1.8
Current maturities of long-term debt                                         9.7                1.6
Accounts payable and accrued liabilities                                   119.3              104.8
Discontinued operations                                                      0.7                1.0
                                                                     -----------         ----------
                                                                           130.6              109.2
LONG-TERM DEBT                                                             305.1              322.0
OTHER LIABILITIES                                                           23.2               16.1
                                                                     -----------         ----------
                                                                           458.9              447.3
                                                                     -----------         ----------
SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares - 59,851,292 (1999 - 59,837,392) shares issued               189.1              189.0
Second preferred shares, Series 1 - 4,000,000 shares issued                 40.0               40.0
DEFICIT                                                                    (44.5)             (63.3)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                     (34.6)             (23.4)
                                                                     -----------         ----------
                                                                           150.0              142.3
                                                                     -----------         ----------
                                                                     $     608.9         $    589.6
                                                                     ===========         ==========



The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Shareowners' Equity
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                             NUMBER OF     COMMON      PREFERRED      DEFICIT      ACCUMULATED       TOTAL
                                              COMMON        SHARES      SHARES                        OTHER         EQUITY
                                              SHARES                                              COMPREHENSIVE
                                         (in thousands)                                               INCOME
                                              ------      ---------     --------      ---------      ---------      ---------
Balance at January 2, 1999                    59,837      $   189.0     $   40.0      $   (81.8)     $   (25.2)     $   122.0
Comprehensive income - note 3
     Currency translation adjustment               -              -            -              -            3.6            3.6
     Net income                                    -              -            -           14.7              -           14.7
                                              ------      ---------     --------      ---------      ---------      ---------
Balance at October 2, 1999                    59,837      $   189.0     $   40.0      $   (67.1)     $   (21.6)     $   140.3
                                              ======      =========     ========      =========      =========      =========

Balance at January 1, 2000                    59,837      $   189.0     $   40.0      $   (63.3)     $   (23.4)     $   142.3
Options exercised                                 14            0.1            -              -              -            0.1
Comprehensive income - note 3
     Currency translation adjustment               -              -            -              -          (11.2)         (11.2)
     Net income                                    -              -            -           18.8              -           18.8
                                              ------      ---------     --------      ---------      ---------      ---------
Balance at September 30, 2000                 59,851      $   189.1     $   40.0      $   (44.5)     $   (34.6)     $   150.0
                                              ======      =========     ========      =========      =========      =========



























The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                                                        For the nine months ended
                                                                        --------------------------
                                                                        SEPTEMBER 30,    OCTOBER 2,
                                                                           2000             1999
                                                                        ---------        ---------
OPERATING ACTIVITIES
Income from continuing operations                                       $    18.8        $    16.8
Depreciation and amortization                                                29.1             29.9
Deferred income taxes                                                        12.9                -
Equity income                                                                   -             (0.9)
Gain on disposal of equity investment                                           -             (5.9)
Loss on disposal of property, plant and equipment                               -              0.1
Other non-cash items                                                          1.0              0.3
Net change in non-cash working capital from continuing operations -
       note 7                                                                 9.9              3.2
                                                                        ---------        ---------
Cash provided by operating activities                                        71.7             43.5
                                                                        ---------        ---------
INVESTING ACTIVITIES
Additions to property, plant and equipment                                  (17.4)           (14.9)
Proceeds from disposal of businesses                                         15.9             38.0
Proceeds from disposal of property, plant and equipment                       0.8              1.1
Other                                                                        (3.0)            (2.9)
                                                                        ---------        ---------
Cash provided by (used in) investing activities                              (3.7)            21.3
                                                                        ---------        ---------
FINANCING ACTIVITIES
Payments of long-term debt                                                   (5.6)           (33.2)
Short-term borrowings                                                        (0.3)           (21.4)
Other                                                                        (2.0)               -
                                                                        ---------        ---------
Cash used in financing activities                                            (7.9)           (54.6)
                                                                        ---------        ---------
Net cash used in discontinued operations                                     (0.2)            (0.5)
Effect of exchange rate changes on cash and cash equivalents                 (0.8)             0.6
                                                                        ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    59.1             10.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2.6             28.1
                                                                        ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    61.7        $    38.4
                                                                        =========        =========










The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited

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


NOTE 2 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                            For the three months ended                For the nine months ended
                                        -----------------------------------      -----------------------------------
(in millions of U.S. dollars)             SEPTEMBER 30,        OCTOBER 2,         SEPTEMBER 30,          OCTOBER 2,
                                              2000               1999                2000                  1999
                                        ---------------      --------------      ---------------       -------------
Income tax provision based on
    Canadian statutory rates            $          (5.9)     $         (4.0)     $         (13.8)      $        (8.2)
Foreign tax rate differential                       0.6                 5.6                  1.7                13.4
Manufacturing and processing
    deduction                                       0.2                 0.6                  0.4                 0.3
Tax benefit on losses recognized
    (not recognized)                                -                  (2.4)                 -                  (7.0)
Non-deductible items                               (0.8)               (0.7)                (1.7)               (1.5)
                                        ---------------      --------------      ---------------       -------------
                                        $          (5.9)     $         (0.9)     $         (13.4)      $        (3.0)
                                        ===============      ==============      ===============       =============

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited

NOTE 3 - COMPREHENSIVE INCOME

                                            For the three months ended                For the nine months ended
                                       ------------------------------------      ------------------------------------
(in millions of U.S. dollars)           SEPTEMBER 30,          OCTOBER 2,         SEPTEMBER 30,          OCTOBER 2,
                                            2000                 1999                  2000                1999
                                       ---------------       --------------      ----------------      --------------
Net income                             $           7.9       $          8.7      $           18.8      $         14.7
Foreign currency translation
    (net of $0.5 million impact of
    1999 divestitures)                            (3.8)                 2.0                 (11.2)                3.6
                                       ---------------       --------------      ----------------      --------------
                                       $           4.1       $         10.7      $            7.6      $         18.3
                                       ===============       ==============      ================      ==============


NOTE 4 - INCOME PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of exercising stock options and converting the preferred shares, only if dilutive.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                             For the three months ended                 For the nine months ended
                                         ------------------------------------      ------------------------------------
(in thousands)                              SEPTEMBER 30,         OCTOBER 2,          SEPTEMBER 30,         OCTOBER 2,
                                                 2000               1999                   2000               1999
                                         -----------------    ---------------      -----------------    ---------------
Weighted average number of shares
    outstanding - basic                          59,850             59,837                 59,848             59,837
Dilutive effect of stock options                    319                 18                    349                 13
Dilutive effect of second preferred
    shares                                        6,286              6,286                  6,286              6,286
                                         -----------------    ---------------      -----------------    ---------------
Adjusted weighted average number
    of shares outstanding - diluted              66,455             66,141                 66,483             66,136
                                         -----------------    ---------------      -----------------    ---------------

As of September 30, 2000, the Company has the following equity instruments outstanding: 59,851,292 common shares, 5,463,010 common share stock options and 4,000,000 second preferred shares convertible into 5,698,064 common shares and entitled to 5,698,064 votes.

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited

NOTE 5 - INVENTORIES

(in millions of U.S. dollars)                             SEPTEMBER 30,           JANUARY 1,
                                                             2000                    2000
                                                       -----------------        ---------------
Raw materials                                          $            22.0        $          29.4
Finished goods                                                      34.1                   29.4
Other                                                                8.3                    8.5
                                                       -----------------        ---------------
                                                       $            64.4        $          67.3
                                                       =================        ===============


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

(in millions of U.S. dollars)                            SEPTEMBER 30,           JANUARY 1,
                                                            2000                    2000
                                                      -----------------        ---------------
Cost                                                  $           438.6        $         464.3
Accumulated depreciation                                         (200.0)                (197.9)
                                                      -----------------        ---------------
                                                      $           238.6        $         266.4
                                                      =================        ===============


NOTE 7 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

(in millions of U.S. dollars)                                                  SEPTEMBER 30,            OCTOBER 2,
                                                                                   2000                  1999
                                                                            -----------------       ---------------
Decrease (increase) in accounts receivable                                  $            (8.4)      $           0.6
Decrease (increase) in inventories                                                       (0.9)                  -
Decrease (increase) in prepaid expenses                                                   0.1                   0.3
Decrease (increase) in income taxes recoverable                                          (2.1)                  1.8
Increase (decrease) in accounts payable and accrued liabilities                          21.2                   0.5
                                                                            -----------------       ---------------
                                                                            $             9.9       $           3.2
                                                                            =================       ===============


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

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited

NOTE 9 - SEGMENT REPORTING

The Company produces, packages and distributes retailer brand and branded bottled and canned beverages primarily to regional and national grocery, mass-merchandise and wholesale chains in Canada, the United Kingdom and the United States. The Company manages its beverage business by geographic segments as described below:

FOR THE THREE MONTHS ENDED:

                                                       UNITED           UNITED       CORPORATE
        SEPTEMBER 30, 2000              CANADA         KINGDOM          STATES        & OTHER           TOTAL
                                     ------------   -------------    ------------   ------------     -----------
(in millions of U.S. dollars)
External sales                       $       43.2   $        37.0    $      176.2   $        5.7     $     262.1
Intersegment sales                            4.3             -               1.1           (5.4)            -
Depreciation and amortization                 1.9             2.3             5.3            0.3             9.8
Operating income (loss)                       4.6             1.2            16.8           (2.3)           20.3

Additions to property, plant and
equipment                                     0.4             0.9             4.1            0.1             5.5


                                                      UNITED            UNITED       CORPORATE
          OCTOBER 2, 1999               CANADA        KINGDOM           STATES        & OTHER           TOTAL
                                     ------------   ------------     ------------   ------------     -----------
(in millions of U.S. dollars)
External sales                       $       46.1   $       47.6     $      161.0   $        6.3     $     261.0
Intersegment sales                            4.8            -                1.5           (6.3)            -
Depreciation and amortization                 2.1            2.4              4.9            0.2             9.6
Operating income (loss)                       3.9           (0.3)            11.1           (2.3)           12.4

Additions to property, plant and
equipment                                     0.4            3.1              4.3            -               7.8

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited

NOTE 9 - SEGMENT REPORTING (continued)

FOR THE NINE MONTHS ENDED:

                                                       UNITED           UNITED       CORPORATE
        SEPTEMBER 30, 2000              CANADA         KINGDOM          STATES        & OTHER           TOTAL
                                     ------------   -------------    ------------   ------------     -----------
(in millions of U.S. dollars)
External sales                       $     128.3    $       108.7    $      510.5   $       16.0     $     763.5
Intersegment sales                          11.4              -               3.4          (14.8)            -
Depreciation and amortization                6.0              6.9            15.0            1.2            29.1
Operating income (loss)                     12.3              2.5            46.9           (7.2)           54.5

Total assets                               140.7            159.0           319.1           (9.9)          608.9

Additions to property, plant and
equipment                                    1.1              2.5            12.4            1.4            17.4


                                                      UNITED            UNITED       CORPORATE
          OCTOBER 2, 1999               CANADA        KINGDOM           STATES        & OTHER           TOTAL
                                     ------------   ------------     ------------   ------------     -----------
(in millions of U.S. dollars)
External sales                       $      131.8   $      142.4     $      474.4   $       32.9     $     781.5
Intersegment sales                           15.8            -                4.5          (20.3)            -
Depreciation and amortization                 6.5            7.8             14.2            1.4            29.9
Operating income (loss)                      10.6            1.9             32.1           (4.2)           40.4

Total assets (January 1, 2000)              137.0          173.4            332.1          (52.9)          589.6

Additions to property, plant and
equipment                                     1.6            4.5              8.4            0.4            14.9

The comparative figures have been restated to include a corporate cost allocation to the business segments.

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the nine months ended September 30, 2000, sales to two major customers accounted for 33% and 12%, respectively, of the Company's total sales (27% and 12% - October 2, 1999).

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited

NOTE 10 - SUBSEQUENT EVENT

Effective October 18, 2000, the Company acquired substantially all the assets of Concord Beverage Company, a retailer brand and branded soft drink manufacturing operation in the northeast United States. The acquisition price was $71.7 million, $32.9 million of which was paid from cash-on-hand. The balance was financed through the Company's current credit facility and two promissory notes payable to the vendor totalling $17.9 million, bearing interest at 7% per annum and due in one year. The estimated annual impact of the acquisition on the Company's net sales is $80 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cott Corporation is the world's largest supplier of retailer brand soft drinks, with manufacturing, distribution, marketing, product development and customer service facilities in Canada, the United Kingdom and the United States. The Company is focused on growing sales and building volume with key customers, reducing costs and improving margins and continuing to drive innovation in the retailer brand beverage category.

OVERVIEW

In its seventh consecutive profitable quarter, Cott Corporation's net income for the three months ended September 30, 2000 nearly tripled as compared with the results, before a one-time gain on sale of an investment, for the similar period in 1999. For the first nine months of 2000, net income was $18.8 million. This was an increase of 72% over the prior year before the one-time gain and a change in accounting principle.

Effective October 18, 2000, the Company acquired the assets of the Concord Beverage Company from the Honickman Group for $71.7 million, of which approximately half was paid in cash with the remainder being financed. Concord Beverage Company was the largest stand-alone retailer brand bottling operation in the United States. The acquisition provides the Company with a solid base of new customers in the Northeast U.S. market, increased market share and the highly regarded "Vintage" brand of seltzer products.

Net sales of $262.1 million were up slightly versus last year, reflecting the strategic customer and product rationalization undertaken over the past two years and the weakness in the pound sterling compared with the U.S. dollar. For the quarter, sales volumes to the core top 15 customers worldwide, who account for approximately 75% of the business, grew 9% versus last year, significantly outpacing category growth in the markets served by the Company. Cott has recently added two important U.K. retailers to its customer portfolio, primarily as a result of new product innovations.

Gross margin for the quarter increased to 16.1% from 15.1% last year. The emphasis on reducing costs and improving efficiencies led all three core segments to improve their margins.

Operating cash flow, after capital expenditures, of $54.3 million was $25.7 million ahead of last year and resulted in reduced net interest expense due to lower net debt levels. Net debt at $254.0 million as of September 30, 2000 was $68.8 million lower than January 1, 2000 and $55.8 million below net debt levels one year ago.

RESULTS OF OPERATIONS

Net income for the quarter was $7.9 million or $0.12 per diluted share compared with the $8.7 million or $0.13 per diluted share reported in 1999. After excluding a one-time gain last year of $5.9 million or $0.09 per diluted share arising from the sale of an investment, net income per diluted share tripled versus the similar period in 1999. For the first nine months of 2000, the Company reported net income of $18.8 million. As compared with last year, excluding the one-time gain of $5.9 million or $0.09 per diluted share and the cumulative effect of a change in accounting principle of $2.1 million or $0.03 per diluted share in 1999, this was an increase of 72%.

SALES - Net sales were $262.1 million for the third quarter, in line with $261.0 million in 1999. For the first nine months of 2000 net sales were $763.5 million, flat with last year after removing the effect of divestitures. The Company's "Focus on Core" strategy resulted in improved customer service in core markets and contributed to the third quarter's 9% increase in sales volume to the top 15 customers. Year-to-date sales volume to the top 15 customers was up 8%.

Net sales in Canada of $43.2 million for the quarter were down 6% from 1999, driven by the unseasonably cool summer weather and rationalization of low margin export and water business. Year-to-date net sales were down 3% and equivalent case volume declined 8%. However, sales volume to the top five Canadian customers, excluding the impact of the rationalized water sales, rose 2% compared with last year.

Net sales in the U.K. declined to $37.0 million from $47.6 million in 1999. Equivalent case volume was down 11%, primarily due to the weakness in the U.K. market and customer rationalization efforts. Continued downward pricing pressure and the weakness of the pound sterling compared to the U.S. dollar further decreased net sales. For the first nine months, net sales dropped to $108.7 million from $142.4 million. After removing the impact of the divested business, equivalent case volume was down 12%.

Net sales in the U.S. rose to $176.2 million from $161.0 million last year, an increase of 9% for the quarter. Equivalent case volume increased 7%. Sales volume to the division's top ten customers was up by 19%, more that offsetting the impact of the rationalization program. Net sales to date in 2000 were $510.5 million, up 8% from last year, and equivalent case volume rose 5%.

GROSS PROFIT - Gross profit for the quarter was 16.1%, a 1.0 percentage point improvement from the third quarter last year, reflecting the Company's success in implementing its "Fix the Cost Structure" strategy and the continued focus on reducing cost and improving productivity. For the nine-month period, gross profit was 16.2%, up 1.7 percentage points from 1999. Margin improvements were realized across the three core segments and were driven by an improved customer and product mix, and by operating efficiency gains.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A for the quarter was $21.8 million, compared with $26.9 million last year. Reductions in SG&A were primarily due to lower employee costs, the change in the timing of management incentive accruals in 2000, improved cost controls and the impact of the weakened pound sterling compared with the U.S. dollar. For the first nine months, SG&A was $69.4 million compared with $73.1 million last year, down principally as a result of reorganization and improved cost control in the U.K.

INTEREST EXPENSE - Net interest expense was $7.2 million in the quarter as compared with $8.9 million for the third quarter of 1999. Year-to-date net interest expense totaled $23.0 million, down $4.0 million from last year. Interest on long-term debt decreased $0.4 million for the quarter and $1.7 million for the nine-month period as a result of lower average long-term debt balances compared with last year. Significant debt repayments were made throughout 1999. The remaining decrease results from lower short-term interest expense and increased interest income as cash flow improvements led to higher average net cash balances over the quarter and nine-month periods.

INCOME TAXES - The Company recorded an income tax provision of $5.9 million for the quarter and $13.4 million for the nine-month period as compared with $0.9 million and $3.0 million for the respective periods last year. For the first nine months the overall effective tax rate was 42% compared with 16% in 1999. This was primarily as a result of a change in mix of earnings by tax jurisdiction.

FINANCIAL CONDITION - Operating cash flow after capital expenditures for the nine-month period was $54.3 million as compared with $28.6 million in 1999. The operating cash flow, as well as $15.9 million in proceeds relating to the sale of blow molding assets in the second quarter, was used to repay debt and resulted in a $59.1 million increase in cash for the first nine months of 2000. Cash and cash equivalents totaled $61.7 million as of September 30, 2000.

Under current credit facilities the Company is provided maximum credit of $59.2 million depending on available collateral. At September 30, 2000, approximately $55.8 million of credit was available.

CAPITAL EXPENDITURES - Capital expenditures for the first three quarters of 2000 were $17.4 million compared with $14.9 million in 1999. Significant capital expenditures included $3.1 million to install a new filling line and $1.8 million to upgrade an existing line in U.S. manufacturing facilities. In addition $1.3 million was spent towards a project to update and standardize information and accounting systems throughout the company. Capital expenditures have been limited to those projects with an internal rate of return above 30%, in addition to those required for essential maintenance, safety and regulatory compliance.

LONG-TERM DEBT - As of September 30, 2000, the Company's long-term debt totaled $314.8 million as compared with $323.6 million at the end of 1999 and $343.4 million one year ago. At quarter end, debt consisted of $276.4 million in senior unsecured notes and $38.4 million of other term debt. The Company is exposed to minimal interest rate risk as substantially all debt is at fixed rates.

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

RISKS AND UNCERTAINTIES - Sales to the top two customers in the nine-month period in 2000 accounted for 45% of the Company's total sales volumes. The loss of any significant customer or any significant portion of the Company's sales could have a material adverse effect on the Company's operating results and cash flows.

FORWARD LOOKING STATEMENTS - This report may contain forward-looking statements reflecting management's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. Forward-looking statements, specifically those concerning future performance, are subject to certain risks and uncertainties, and actual results may differ materially. These risks and uncertainties are detailed from time to time in the Company's filings with the appropriate securities commissions, and include, without limitation, stability of procurement costs for raw and packaging materials, competitive activities by national, regional and retailer brand beverage manufacturers, fluctuations in currency versus the U.S. dollar, the uncertainties of litigation, and retailers' continued commitment to their retailer brand beverage programs. The foregoing list of factors in not exhaustive.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in the Company's Form 10-K for the fiscal year ended January 1, 2000 and in the Company's Form 10-Qs for the quarterly periods ended April 1, 2000 and July 1, 2000. The legal proceedings (a) between the Company, Destination Products International, Inc. (now Interim BCB, LLC and wholly-owned by the Company) and Rositas, Inc., and
(b) between the Company and Trinity Plastic Products Inc. have each been settled on a basis that was not material to the Company. In the action previously commenced by Channelmark Corporation, the trial has been postponed and is now scheduled to begin on February 5, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COTT CORPORATION
                                          (Registrant)


Date:    October 26, 2000
                                          /s/ Raymond P. Silcock
                                          -----------------------------------
                                          Raymond P. Silcock
                                          Executive Vice President &
                                          Chief Financial Officer
                                          (On behalf of the Company)


Date:    October 26, 2000
                                          /s/ Tina Dell'Aquila
                                          -----------------------------------
                                          Tina Dell'Aquila
                                          Vice President, Controller
                                          (Principal accounting officer)