Form 10-K
period 2000-12-30
COTT CORP /CN/
filed 2001-03-20
CIK 884713

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 30, 2000
                                         OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from           to
                          Commission file number 000-19914

                                COTT CORPORATION
             (Exact name of registrant as specified in its charter)

                    CANADA                                          NONE
(State or other jurisdiction of incorporation        (IRS Employer Identification No.)
               or organization)

       207 QUEEN'S QUAY WEST, SUITE 340
               TORONTO, ONTARIO                                   M5J 1A7
   (Address of principal executive offices)                      (Zip Code)

                            ------------------------

      Registrant's telephone number, including area code:  (416) 203-3898

       Securities registered pursuant to section 12(b) of the Act:  None

          Securities registered pursuant to section 12(g) of the Act:

                                                      NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                      ON WHICH REGISTERED
              -------------------                     ---------------------
Common Shares without nominal or par value......  The Toronto Stock Exchange
                                                  The Nasdaq Stock Market, Inc.

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.     YES X     NO

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K 13 is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III in this form 10-K or any amendment to this form 10-K. [ ]

     The aggregate market value of the common equity held by non-affiliates of the registrant as of March 12, 2001, (based on the closing sale price of the registrant's common stock as reported on the NASDAQ on such date) was $352,946,874.

     The number of shares outstanding of the registrant's common stock as of March 12, 2001 was 59,955,442.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
Item 1      Business....................................................     4
Item 2      Properties..................................................     9
Item 3      Legal Proceedings...........................................    10
Item 4      Submission of Matters to a Vote of Security Holders.........    11
PART II
Item 5      Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................    12
Item 6      Selected Financial Data.....................................    13
Item 7      Management's Discussion and Analysis of Financial Condition
            and Results.................................................    13
Item 7A     Quantitative and Qualitative Disclosures About Market
            Risk........................................................    13
Item 8      Financial Statements and Supplementary Data.................    13
Item 9      Changes in and Disagreements with Accountants on Accounting
            and Financial...............................................    13
PART III
Item 10     Directors and Executive Officers of the Registrant..........    14
Item 11     Executive Compensation......................................    15
Item 12     Security Ownership of Certain Beneficial Owners and
            Management..................................................    15
Item 13     Certain Relationships and Related Transactions..............    15
PART IV
Item 14     Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................    16

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other of the Company's filings with the Securities and Exchange Commission and the Company's reports to shareowners. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future -- including statements relating to operations, economic performance, financial condition and achievements of the Company, statements relating to objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies, statements expressing general optimism about future operating results or of the performance of management -- are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's views and assumptions, at the times such statements are made, regarding future events and operating performance, and speak only as of such times. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following are some of the factors that could affect the Company's financial performance (including but not limited to sales, earnings and cash flow) or could cause actual results to differ materially from estimates contained in or underlying the Company's forward-looking statements:

     - Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact the Company's earnings, market share and volume growth.

     - Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic or foreign jurisdictions.

     - Fluctuations in the cost and availability of raw materials and ingredients and the ability to maintain favorable supplier arrangements and relationships.

     - Interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations, which are subject to various factors, including the impact of changes in worldwide and national economies, foreign currency movements, pricing fluctuations for the Company's products and changes in interest rates.

     - Retailers' continued commitment to their retailer brand beverage programs.

     - Changes in consumer tastes and preference and market demand for new and existing products.

     - The Company's ability to integrate acquired businesses into its operations.

     - The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's other public filings.

     -  Changes in general economic and business conditions.

     - The effectiveness and success of the Company's spending programs and acquisition investments.

     - Adverse weather conditions, which could reduce demand for the Company's products.

     The foregoing list of important factors is not exclusive or exhaustive. Many of these factors are beyond the Company's ability to control or predict. The Company cautions investors not to place undue reliance on forward-looking statements.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Annual Report to Shareowners for the year ended December 30, 2000, (the "Company's 2000 Annual Report to Shareowners") are incorporated by reference in Part I, II and IV.

     Portions of the Company's Proxy Circular for the Annual and Special Meeting of Shareowners to be held on April 18, 2001 are incorporated by reference in
Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS(1)

The Company was incorporated under the laws of Canada on July 25, 1955 under the name Cott Beverages (Canada) Ltd., and amalgamated with Stewart Bottling Company (Limited) on February 1, 1966. On May 22, 1969, the name was changed to Cott Beverages Ltd., and on June 7, 1991 the name was changed to Cott Corporation. On January 3, 1999, the Company amalgamated with Atlantic Beverages Ltd., Cott Beverages Inc., Cott Beverages West Ltd., Bessey Juices Inc. and 3566170 Canada Limited (each such entity being, directly or indirectly, wholly-owned by the Company), and continued as Cott Corporation. On January 2, 2000, the Company amalgamated with 3699455 Canada Inc., a wholly-owned subsidiary of the Company, and continued as Cott Corporation. The Company's common shares ("Common Shares") were split on three occasions during the 1990's: three for one (on December 18, 1991); two for one (on July 29, 1992); and two for one (on July 30, 1993).

     The Company's governing statute is the Canada Business Corporations Act and its registered office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3. The Company's executive office is located at 207 Queen's Quay West, Suite 340, Toronto, Ontario, Canada M5J 1A7.

     The Company is a leading supplier of premium quality retailer brand carbonated soft drinks ("CSD"). The Company's product line also includes clear, sparkling flavored beverages, juices and juice-based products, bottled water, organic and high energy beverages and iced teas. The Company's products are principally sold under customer controlled private labels, but also under the Company's own control brands and licensed brand names. The Company operates its United States business through its indirect, wholly-owned significant subsidiary BCB USA Corp.; its Canadian business through its Cott Beverages Canada division; and its United Kingdom business through its wholly-owned significant subsidiary Cott Beverages Ltd.

NARRATIVE DESCRIPTION OF THE BUSINESS

     Since 1998, the Company has taken several steps to strengthen its management team and strategic focus. The Company's management team identified and addressed challenges during this transitional period and initiated a turnaround based on a three pronged strategy to focus on core (CSD business in core geographic markets of U.S., Canada and U.K.), fix the cost structure and strengthen the business. For 2001, the Company is pursuing "growth" by building on the turnaround, broadening its strategy to: (i) continue to focus on core;
(ii) drive margins and cash flow; and (iii) strengthen and grow the business.

     Approximately 75% of the Company's United States beverages are produced in facilities that are either owned or leased by the Company or by a third party manufacturer with whom the Company has a long-term packing agreement. The Company manufactures virtually all of its Canadian and United Kingdom beverages in

---------------

(1) Unless otherwise indicated, all references to cases are to eight ounce equivalent cases and all references to currency are in United States dollars. References to "1996" apply to the fiscal year ended January 25, 1997. References to "1997" apply to the fiscal year ended January 31, 1998. In October 1998, the Company decided to report its financial results on a calendar year basis, which resulted in an 11-month fiscal period that ended on January 2, 1999, which is referred to as "1998". References to "1999" apply to the fiscal year that ended January 1, 2000. References to "2000" apply to the fiscal year that ended December 30, 2000. Unless the context otherwise indicates, references to the "Company" mean Cott Corporation together with all of its subsidiaries.

facilities that are either owned or leased by the Company. The Company relies on third parties to produce and distribute products in areas or markets where the Company does not have its own production facilities, such as continental Europe, or when it requires additional production capacity.

     Since 1995, a series of acquisitions and other activities have expanded and strengthened the Company's production and distribution capabilities in its core geographic markets:

     - the acquisition (in November 1996) of the private label CSD and spring water businesses of Brio Beverages Inc., including a beverage manufacturing plant and equipment in Surrey, British Columbia, Canada;

     - the acquisition (in January 1997) of the rights to the private label CSD business of Premium Beverage Packers, Inc. ("Premium"). The Company currently has a long-term packing agreement with Premium, through which the Company has secured approximately 75% of Premium's CSD production capacity at its plant in Wyommissing, Pennsylvania;

     - the acquisition (in March 1997) of the shares of Texas Beverage Packers, Inc., a CSD manufacturer with a plant located in San Antonio, Texas;

     - the construction of two new beverage production facilities, one in Wilson, North Carolina and one in Tampa, Florida, which have been fully operational since June 1997 and August 1997, respectively;

     - the acquisition (in the fall of 1997) of 100% of the outstanding share capital of Hero Drinks Group (UK) Limited ("Hero"), through which the Company acquired Hero's state of the art manufacturing facilities, including Hero's established customer base; and,

     - the acquisition (in the fall of 2000) of the Honickman Group's retailer brand beverage business through which the Company acquired a CSD manufacturing facility in Concordville, Pennsylvania, an established customer base and rights to the Vintage(TM) brand of seltzer water.

     These acquisitions have transformed the Company from one that was dependent on third party manufacturing for much of its production to one that today produces over 80% of its beverages in facilities that are owned or leased by the Company or by a third party, with whom the Company has a long-term packing agreement.

     The Company's strategy to focus on its core business led to the decision to divest the following non-strategic operations:

     - the Company's Australian beverage operations, which were sold in April 1999;

     -  the Company's frozen food business, which was sold in May 1999;

     - the Company's packaging design business, which was sold in May 1999 (subject to an agreement by which the new owners committed to provide ongoing creative services to the Company at competitive rates over a ten-year period, of which approximately eight years remain);

     - the Company's Featherstone CSD manufacturing plant and related business in the United Kingdom, which were sold in May 1999;

     - a substantial portion of the Company's minority interest in Menu Foods Limited (a pet food manufacturer), which was sold in August 1999 with the Company retaining a 7.6% interest;

     - the Company's polyethylene terephthalate ("PET") preform manufacturing plant in Leland, North Carolina and the PET bottle blowing equipment in three of the Company's CSD manufacturing plants in the United States, which were sold to Schmalbach-Lubeca Plastic Containers USA, Inc. ("Schmalbach") in April 2000. In conjunction with this sale, the Company entered into a long-term supply agreement with Schmalbach for the supply of PET bottles in the United States; and,

     - Company's United Kingdom PET preform manufacturing business, which was sold in October 2000.

     In prior years, the Company disposed of its bottling operations in Norway and South Africa, its beer and snack food businesses, and its joint-venture interest in the "Virgin" soft drink business.

     Recognizing the need for sustained long-term growth combined with increased efficiency, the Company began a restructuring of its worldwide operations in the fall of 1998 to centralize organizations in its three core markets. In January 1999, in order to simplify the corporate structure, the Company completed a reorganization involving various of its Canadian and United States operating subsidiaries. As a result, in part, of that reorganization, the Company now operates its Canadian business through its Cott Beverages Canada division. Also in January 1999, the Company's principal United States beverage operating company, Cott Beverages USA, Inc., merged with its subsidiaries (continuing as Cott Beverages USA, Inc.), and in January, 2000 that entity changed its name to BCB USA Corp. The Company now operates its United States business as "Cott Beverages USA, a division of BCB USA Corp".

     In addition to changes in the Company's management and strategic focus, in July of 1998 the Company's shareowner composition underwent a significant transition. Along with various members of the Pencer family, the Company completed a transaction involving Thomas H. Lee Company ("Lee") and various parties related to or affiliated with Lee (collectively, "THL") in which THL purchased an aggregate of:

     - 10,000,000 Common Shares from members of the Pencer family, together with an option (the "Option") to purchase an additional 5,000,000 Common Shares from such members; and

     - 4,000,000 Convertible Participating Voting Second Preferred Shares, Series 1 ("Preferred Shares"), from the Company, which Preferred Shares are entitled to voting rights together with the Common Shares on an as converted basis.

     As a result of the transaction, assuming conversion of the Preferred Shares and the exercise of the Option, THL owns approximately 34% of the Company's outstanding Common Shares on a fully diluted basis.

     Additionally, in November 1999, THL was granted the right to purchase up to an additional 5% of the Company's outstanding voting shares on the open market, which upon completion would bring its percentage holding of the Company's outstanding voting shares to no more than 35%, calculated on a fully diluted basis. As of March 12, 2001, and based upon the Company's review of public disclosure documents, Lee has not purchased any additional shares. As consideration for the grant of this right, pursuant to the November agreement, THL has, on its own behalf and on behalf of THL, granted to the Company's Chairman of the Board a proxy to vote that number of voting shares of the Company to ensure that at no time will THL have voting rights in respect of more than 35% of the outstanding voting shares of the Company, calculated on a fully diluted basis. Lee, on its own behalf and on behalf of THL, has also agreed not to exercise any options to acquire additional Common Shares of the Company if, after giving effect to such exercise, THL would have the power to vote or hold more than 35% of the outstanding voting shares of the Company, calculated on a fully diluted basis.

FINANCIAL INFORMATION ABOUT SEGMENTS

     For financial information about segments see note 26 to our consolidated financial statements, found on pages 44 and 45 of the Company's 2000 Annual Report to Shareowners, which is incorporated herein by reference.

MARKET FOR SECURITIES

     The Company's Common Shares are listed on The Toronto Stock Exchange and are quoted through The Nasdaq Stock Market, Inc. ("NASDAQ") national market.

PRINCIPAL PRODUCTS AND PRINCIPAL MARKETS

     The Company's principal markets are in the United States, Canada and the United Kingdom. While the majority of the Company's products are produced as private label for retail customers, the Company also sells proprietary products that include its own and licensed brands.

     In 2000, sales of beverages represented 100% of the Company's total sales revenues, as compared to 99.7% in 1999 and 99.2% in 1998. The Company's sales of beverages in the United States totaled $657.3 million for 2000; $596.8 million for 1999; and $513.1 million for 1998. Sales of beverages in Canada totaled $169.7 million for 2000; $172.1 million for 1999; and $164.5 million for 1998. Sales of beverages in the United Kingdom & Europe totaled $156.7 million for 2000; $201.9 million for 1999; and $239.4 million for 1998. The total sales revenue attributable to all countries, excluding Canada, totaled $820.9 million for 2000; $818.8 million for 1999; and $790.5 million for 1998. The Company believes that the opportunity exists to increase sales of beverages in various markets by: leveraging existing customer relationships; obtaining new customers, exploring new channels of distribution; and increasing the Company's presence in the alternative beverage segment.

     The Company distributes its beverages in a variety of ways. Sales in the United States and Canada are either: (i) picked up by customers at the Company's facilities; (ii) distributed to store locations using third party distributors; or (iii) delivered by the Company or a common carrier to either the customer's distribution centers or directly to retail locations. In the United Kingdom, product is delivered to the customer's distribution centers or directly to stores, utilizing third-party carriers, although a few customers collect product directly from the point of manufacture.

NEW PRODUCTS

     The Company introduced several new products during 2000 including: (i) in the United States, purified drinking water with added minerals and new CSD's such as: sparkling lemonade, sparkling cranberry and sparkling pink grapefruit;
(ii) in Canada, a sparkling cranberry and sparkling lemonade CSD; and (iii) in the United Kingdom, organic fruit flavoured juices, dilute to taste and high energy adult drinks.

RAW MATERIALS

     In January 1994, the Company entered into a long-term worldwide concentrate supply contract (the "RC Agreement") with Royal Crown Company Inc. ("RCC"). The RC Agreement is for a term of 21 years from January, 1994, with perpetual 6 year extensions thereafter, unless either party elects not to renew. The RC Agreement provides that RCC will supply private label concentrates exclusively to the Company and that the Company will purchase all of its requirements for cola concentrates and at least 75% of its total requirements for cola and non-cola concentrates from RCC, for use by the Company in its private label and proprietary label CSD. Upon termination of the RC Agreement because one party has elected not to renew (the "electing party"), formulae developed by the non-electing party, formulae developed by the electing party which are in use at the time and formulae developed by both parties jointly shall belong to the non-electing party. Upon termination of the RC Agreement as a result of a breach or failure to perform by one party, formulae developed by the non-breaching party, formulae developed by the breaching party which are in use at the time and formulae developed by both parties jointly shall belong to the non-breaching party.

     In addition to concentrates, the principal raw materials required for the Company's manufacturing operations are PET bottles, cans, lids, sweeteners, labels, cartons and trays, bottle caps and carbon dioxide. The Company has a variety of suppliers for many of its materials, and has had long standing relationships with many of the Company's raw material suppliers. The Company typically enters into annual supply arrangements with its suppliers and the Company does not have long-term contracts with most of them. However, the Company has long-term agreements with suppliers of certain key raw materials, such as cans, lids, artificial sweeteners, and PET bottles. Replacing these key raw material suppliers may result in increases or decreases to the Company's raw material costs. With the exception of the unique formulations provided by RCC, the Company believes that alternate raw material supplies are readily available in the event it is unable to source materials from any of its suppliers.

     The majority of the Company's raw materials are purchased subject to agreements that allow for adjustments in prices that reflect the Company's suppliers' raw material cost changes. The remaining raw materials are subject to fixed prices for terms of one to three years, after which the Company typically negotiates new terms based upon prevailing market conditions. Should the Company's cost of raw materials increase, there is no assurance that the Company can adjust prices to all of its customers to reflect such increases, nor can there be assurance that such adjustments will take effect at the same time as the Company's raw material costs increase.

     Although none of the raw materials used by the Company is in short supply, the supply of specific raw materials may be adversely affected by a number of factors, including: the Company's suppliers' access to materials; energy shortages; governmental controls; labor disputes; and weather conditions.

TRADE SECRETS, TRADEMARKS AND LICENSES

     The bulk of the Company's sales of beverages is to private label customers who own the trademarks associated with those products. The Company is the registered owner of various trademarks, most notably Cott(TM) in Canada. The Company is licensed to use certain trademarks, including: Chubby(TM) in Canada and RC(TM) in certain regions of Canada; and Benshaws(TM) and Carters(TM) in the United Kingdom. The Company sells beverages under its own Stars & Stripes(TM), Vess(TM) and Vintage(TM) marks in the United States and Fruitfull(TM), Edge(TM) and Red Rooster(TM) marks in the United Kingdom. In the United States, an application to register the Stars & Stripes trademark is pending and the Company is the registered owner by assignment of the Vintage(TM) mark for seltzer water. The Company does not own and is not licensed to market soft drink products in the United States under the Cott(TM) trademark or brand name, which is owned in the United States by an unrelated party. Formulations owned by the Company, and the Company's customers or suppliers, constitute valuable trade secrets.

SEASONALITY OF SALES

     Sales of beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters (corresponding to the warmer months of the year). Accordingly, the Company's sales volume can be affected by weather conditions in its core markets. The Company believes that it has access to adequate production capacity to meet seasonal sales demands.

CUSTOMERS

     The Company's customers include many of the largest national and regional grocery, mass-merchandise and drugstore chains, wholesale and convenience store chains, in its core markets of the United States, Canada and the United Kingdom.

     During 2000, sales to Wal-Mart Stores, Inc. ("Wal-Mart") and Safeway, Inc., accounted for approximately 50%, in the aggregate, of the Company's total consolidated sales. The Company considers its commercial relationships with these customers, which have both been ongoing for more than eight years, to be satisfactory. The loss of any significant customer, particularly Wal-Mart, upon whose business the Company is substantially dependent, or customers which in the aggregate represent a significant portion of its sales, could have a material adverse effect on the Company's operating results and cash flows.

COMPETITION

     The markets for the Company's products are extremely competitive. The companies that produce and sell the major national brand beverages located in the Company's core geographies possess significantly greater financial and marketing resources than the Company has. Private label beverages sold by the Company's customers compete for access to shelf space with branded beverage products on the basis of quality and price. Even though such shelf space is primarily controlled by the Company's customers, there is no guarantee that they will allocate space to their own private label products. In addition, should any of the national brand companies enter the private label segment of the beverage market, the Company's operating results and cash flow could also be materially adversely affected. The Company also competes with other non-alcoholic beverage manufacturers.

     The Company faces competition from other private label beverage manufacturers in the United States and the United Kingdom, some of which possess substantial bottling facilities. The Company differentiates itself from other private label beverage suppliers by offering its customers superior service, efficient distribution methods, manufacturing innovation, premium quality products, category management and strategies for packaging and marketing. Quality and consistency of taste are ensured by access to premium quality cola and other concentrates, primarily through the RC Agreement.

RESEARCH AND DEVELOPMENT

     The Company maintains a research facility in Columbus, Georgia where new beverages are developed and customized for customers. The Company believes that the provision of these services and the expansion of our product lines are key to innovation, and are an important part of our business strategy. During 2000, the Company spent approximately $1.5 million on product research and development and $3.4 million in the aggregate in 1999 and 1998.

GOVERNMENTAL CONTROLS AND ENVIRONMENTAL MATTERS

     In producing and distributing the beverages in its core markets, the Company must comply with various laws and regulations, including in the United States those of the Food, Drug and Cosmetic Act, that address a variety of issues such as food quality, environmental protection, transportation, labelling, distribution standards, occupational health and safety and advertising in each of its core markets.

     Specifically, the Ontario Environmental Protection Act (the "Ontario Act") provides that a minimum percentage of a bottler's soft drink sales within specified areas in Ontario must be made in refillable containers. In order to comply with these requirements, the Company, like other industry participants, would have to significantly increase its sales in refillable containers. While attempts to improve sales in refillable containers is being undertaken, the requirements of the Ontario Act are not being met by the Company or other industry participants. These provincial restrictions are currently not being enforced by the Ontario government. If enforced, the requirements of the Ontario Act relating to sales in refillable containers could result in reduced margins in the 750 ml refillable glass package as well as potential fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. Although the Company continues to work with industry groups to review possible alternatives to propose to the government in connection with requirements relating to sales in refillable containers, the success of such efforts cannot be predicted, and such requirements are ultimately beyond industry control.

     The Company is also subject to environmental legislation in other jurisdictions in which the Company carries on business including, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. The Company's beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. The Company has not been notified of any enforcement actions against the Company under environmental legislation, and is not aware of any environmental contamination at any of its properties, which could result in material clean-up costs. Management believes that the Company's current practices and procedures for the control and disposition of such wastes comply in all material respects with applicable laws, and with the exception of the Ontario Act, that it is in compliance in all material respects with the existing legislation in the Company's core markets.

EMPLOYEES

     As of December 30, 2000, the Company had approximately 2,160 employees, of whom an estimated 1,060 are located in the United States, 680 are located in Canada and 420 are located in the United Kingdom and elsewhere. The Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements that management believes contain terms that are typical in the beverage industry. Management currently believes that as these agreements expire they will be renegotiated on terms satisfactory to the Company. The Company considers its relations with employees to be good.

ITEM 2.  PROPERTIES

     The Company operates seven beverage production facilities in the United States, five of which are owned and two of which are leased. The Company operates six beverage production facilities in Canada; four of which are owned and two of which are leased by the Company. In the United Kingdom, the Company owns and operates two beverage production facilities. Total square footage of the production facilities operated by the Company is approximately 1,175,075 in the United States; 934,317 in Canada; and 416,000 in the United Kingdom. The total mortgages for the Company's production facilities is US$2.5 million. Lease terms for those beverage production facilities that are leased expire between the years of 2002 and 2007. The Company believes that its facilities and production equipment, together with third-party manufacturing arrangements, provides it with sufficient capacity to meet current intended purposes, and that it will be sufficient to supply foreseeable demand from customers, even in peak months. In addition, opportunities exist to accommodate increased demand through additional production in the current facilities by increasing personnel and the number of shifts.

ITEM 3.  LEGAL PROCEEDINGS

     Destination Products International, Inc. ("DPI") (now Interim BCB, LLC and wholly-owned by the Company), and the Company are named as defendants in an action by Channelmark Corporation ("Channelmark"), commenced on or about October 16, 1997 in the United States District Court, Minnesota. Channelmark alleges that DPI breached a contract regarding the processing and marketing of chicken by-products and miscuts, fraudulently induced Channelmark to enter into the contract, tortious interference with prospective advantage, unfair competition, and related claims. In its complaint, Channelmark sought unspecified damages in excess of $75,000. In its Initial Disclosure, filed in accordance with Federal Rule of Civil Procedure 26, Channelmark claimed initial unspecified damages of $3,500,000, which was subsequently increased to $38,216,552, and subsequently decreased to $6,263,569. DPI has denied Channelmark's allegations, and has asserted a counterclaim against Channelmark and its principals alleging breach of contract, fraud, and breach of fiduciary duty, claiming damages of $3,000,000. DPI and the Company served a summary judgment motion seeking dismissal of Channelmark's Complaint. Channelmark and its principals served a summary judgment motion seeking dismissal of DPI's Counterclaim. These motions were heard by the Court on June 18, 1999, and a decision was rendered on March 21, 2000. In its Order, the Court dismissed all of Channelmark's fraud claims, (except one), and its unfair competition claim. The Court also dismissed DPI's counterclaim alleging fraud and breach of fiduciary duty. The trial took place in March, 2001. No decision has as yet been rendered by the Court. The Company believes that it has valid defenses to the remaining claims made by the plaintiff and that, in any event, any damages likely to be awarded to the plaintiff are not expected to be material, and will be offset by the amounts claimed by the DEFENDANTS on the counterclaim.

     In August 1999, the Company was named as a defendant in an action styled North American Container, Inc. v. Plastipak Packaging Inc., et al., filed in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff, North American Container, Inc., has sued over forty defendants, alleging, among other things, that Cott USA Corporation has infringed a U.S. patent relating to plastic containers. The Court has granted the motion filed by North American Container, Inc. to substitute BCB USA Corp. for Cott USA Corporation as a defendant. The Complaint subsequently was amended to include a Reissue Patent based on the original patent in suit. The plaintiff alleges that the infringement is willful, and seeks injunctive relief, treble damages and recovery of attorneys' fees and costs. The Company has reached an agreement with its major supplier of PET bottles in the United States to indemnify the Company for a significant portion of its costs and damages, if any. This portion is based upon such supplier's pro rata share of those PET bottles supplied to the Company which were sold by the Company in the United States during the period in issue in the litigation (which share is currently estimated to be 85%). The case is in the early stages, and discovery has not yet begun. The Company is not in a position to state the anticipated outcome of this case at this time, however, IT believes that any damages likely to be awarded to the plaintiff will not be material.

     On April 14, 2000, the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Foundation") filed a patent infringement civil action in the United States District Court for the District of Arizona against the Company and 106 other defendants, which are alleged to manufacture and sell products for human consumption or use. The suit alleges that these defendants have infringed on "machine vision" and "automatic identification" patents in their manufacturing processes and automated management of inventory, warehousing, distribution and point of sale transactions. The Foundation seeks an injunction against further alleged infringement and an award of damages "adequate to compensate" the Foundation for past infringements, treble damages based on allegation of willful and deliberate infringement and reasonable attorney's fees. On January 2, 2001, the Court stayed the action pending the outcome of litigation in Nevada over the validity and ownership of the patents at issue. Since the lawsuit is in its very early stages, the Company is not in a position to state the outcome of this case at this time, as the Company is still investigating the allegations and evaluating the claim and potential defenses given the uncertainty over the validity of the patents. HOWEVER, THE COMPANY believes that any damages likely to be awarded to the plaintiff will not be material.

     The action brought by 957508 Ontario Ltd., Bevpac Beverages Ltd., Frank Pirillo, Sam Olivito, 916939 Ontario Ltd. and Management International Trading Company Limited against the Company and certain of its predecessors has been settled subsequent to 2000, for an amount that is not material to the Company.

     The Company is engaged in various litigation matters in the ordinary course of its business, none of which, individually or in the aggregate, the Company considers to have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareowners during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

     The Company's common shares are listed on The Toronto Stock Exchange (the "TSE") under the ticker symbol BCB; and on NASDAQ under the ticker symbol "COTT".

     The tables below sets forth for the periods indicated the high and low reported sales prices per common share since January 1, 1999.

                                THE TSE (CDN. $)

                                                           2000              1999
                                                      --------------    --------------
                                                      HIGH      LOW     HIGH      LOW
                                                      -----    -----    -----    -----
First quarter.....................................    10.25     7.25     6.20     3.00
Second quarter....................................     9.50     6.60     7.35     3.60
Third quarter.....................................     9.20     7.30     6.45     4.70
Fourth quarter....................................    12.15     8.50     9.00     5.85

                                  NASDAQ (US$)

                                                           2000              1999
                                                      --------------    --------------
                                                      HIGH      LOW     HIGH      LOW
                                                      -----    -----    -----    -----
First quarter.....................................     7.00     5.00     4.13     1.97
Second quarter....................................     7.25     4.38     4.94     2.38
Third quarter.....................................     6.06     4.88     4.94     3.16
Fourth quarter....................................     7.88     5.53     6.25     3.97

     The number of shareowners of record for Common Shares as of March 12, 2001 was 1,050. This number was determined from records maintained by the Company's transfer agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of the Common Shares on March 12, 2001 was
(Cdn) $14.77 for the TSE and $9.44 for NASDAQ.

     The Company has not paid any cash dividends with respect to Common Shares since June 1998 and it is unlikely the Company will do so in 2001. See note 17 to the consolidated financial statements for restrictions on dividend payments, on pages 36 and 37 of the Company's 2000 Annual Report to Shareowners, incorporated herein by reference.

CALCULATION OF AGGREGATE MARKET VALUE OF NONAFFILIATE SHARES

     For purposes of calculating the aggregate market value of those Common Shares of the Company held by non-affiliates, as shown on the cover page of this Report, it has been assumed that all of the outstanding shares were held by non-affiliates except for shares held by directors (other than Frank E. Weise III, who is also an officer), THL, Legg Mason Inc. and Nancy Pencer, Stephen Halperin and Fraser Latta as trustees of the Nancy Pencer Spouse Trust (collectively, the "Excluded Parties"). However, this should not be deemed to constitute an admission that all of the Excluded Parties are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. In the Form 10-K filed for the Company's fiscal year ended January 1, 2000, the aggregate market value of the Common Shares held by non-affiliates was calculated BASED ON THE ASSUMPTION THAT all outstanding Common Shares WERE HELD BY NON-AFFILIATES (including all shares held by the Excluded Parties). Further information concerning shareholdings of officers, directors and principal stockholders is included in Item 12: Security Ownership of Certain Beneficial Owners and Management.

RECENT SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities during the period covered by this Report.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" for the periods 1996 through 2000, on page 47 of the Company's 2000 Annual Report to Shareowners, is incorporated herein by reference.

     Consolidated financial statements in accordance with Canadian GAAP are made available to all shareowners and filed with Canadian regulatory authorities. Under Canadian GAAP, the Company reported a net income of $24.4 million in 2000, $20.2 million in 1999 and a net loss of $102.0 million in 1998 compared to the Company reporting a net income under US GAPP of $25.4 million in 2000, $18.5 million in 1999, and a net loss of $109.5 million in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results from Operations" on pages 13 to 21 of the Company's 2000 Annual Report to Shareowners, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Quantitative and Qualitative Disclosures About Market Risk" on pages 19 and 20 of the Company's 2000 Annual Report to Shareowners, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company, included in the Company's 2000 Annual Report to Shareowners, are incorporated herein by reference at the pages indicated:

     1.    Report of Independent Accountants (page 22)

     2. Consolidated Statements of Income -- Periods ended December 30, 2000, January 1, 2000 and January 2, 1999 (page 23)

     3. Consolidated Balance Sheets -- As of December 30, 2000 and January 1, 2000 (page 24)

     4. Consolidated Statements of Shareowners' Equity -- Periods ended December 30, 2000, January 1, 2000, and January 2, 1999 (page 25)

     5. Consolidated Statements of Cash Flows -- Periods ended December 30, 2000, January 1, 2000 and January 2, 1999 (page 26)

     6.    Notes to the Consolidated Financial Statements (pages 27 - 45)

     7.    Quarterly Financial Information (Unaudited) (page 46)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list of names and ages of all of the Company's executive officers as of March 6, 2001, indicating all positions and offices with the Company held by each such person.

                                                                                             PERIOD SERVED
NAME AND MUNICIPALITY OF RESIDENCE  OFFICE                    PRINCIPAL OCCUPATION     AGE   AS OFFICER
----------------------------------  ------                    --------------------     ---   -------------

Frank E. Weise III................  President, Chief          Officer of the Company   56    1998 to present
Vero Beach, Florida                 Executive Officer and
                                    Director

Mark Benadiba.....................  Executive Vice-President  Officer of the Company   47    1990 to present
Toronto, Ontario                    and President, Cott
                                    Beverages Canada

David G. Bluestein................  Executive Vice-President  Officer of the Company   55    1998 to present
Ridgefield, Connecticut             and President, Cott
                                    Beverages USA

Paul R. Richardson................  Executive                 Officer of the Company   44    1994 to present
Sarasota, Florida                   Vice-President, Global
                                    Procurement and
                                    Innovation

Raymond P. Silcock................  Executive Vice-President  Officer of the Company   50    1998 to present
Philadelphia, Pennsylvania          and Chief Financial
                                    Officer

Neil A. Thompson..................  Executive Vice-President  Officer of the Company   45    1999 to present
Little Aston, Sutton Coldfield,     and Managing Director,
United Kingdom                      Cott United Kingdom &
                                    Europe

Mark R. Halperin..................  Senior Vice-President,    Officer of the Company   43    1995 to present
Toronto, Ontario                    General Counsel and
                                    Secretary

Colin D. Walker...................  Senior Vice-President,    Officer of the Company   43    1998 to present
London, Ontario                     Human Resources

Tina Dell'Aquila..................  Vice-President,           Officer of the Company   38    1998 to present
Toronto, Ontario                    Controller

Catherine M. Brennan..............  Vice-President,           Officer of the Company   43    1999 to present
Toronto, Ontario                    Treasurer

Ivano R. Grimaldi.................  Vice-President,           Officer of the Company   43    2000 to present
Laval, Quebec                       Purchasing

Edmund P. O'Keeffe................  Vice-President, Investor  Officer of the Company   37    1999 to present
Toronto, Ontario                    Relations and Corporate
                                    Development

Prem Virmani......................  Vice-President,           Officer of the Company   54    1991 to present
Columbus, Georgia                   Technical Services

     During the last five years, the above persons have been engaged in their principal occupations or in other executive capacities with the Company except as follows: prior to April 1998, Frank E. Weise III was Chairman of Confab Inc. (manufacturer of retailer branded feminine hygiene and incontinence products) and prior to January 1997, was Senior Vice President of Campbell Soup Company (national brand food products manufacturer), and President -- Bakery and Confectionery Division, of Campbell Soup Company; prior to September 1998, David G. Bluestein was President of IFF Flavors (flavors and fragrances), and prior to 1998 was President, Duracell International, North America; Paul R. Richardson has held several senior management positions since joining Cott in 1994; prior to September 1998, Raymond P. Silcock was Chief Financial Officer of Delimex Holding Inc. (a holding company) and prior to 1997 was Vice-President Finance -- Bakery and Confectionery Division of Campbell Soup Company; prior to February 1999, Neil A. Thompson was a Managing Director of Spillers Petfoods (pet food manufacturer); prior to September 1998, Mark R. Halperin held the position of Vice President, General Counsel and Secretary and is the brother of Stephen H. Halperin, a Director of the Company; prior to September 1998, Colin D. Walker was Senior Manager, Deloitte & Touche Consulting (consulting company) and prior to September 1997 was Vice-President, Human Resources of Imasco (consumer products and services); prior to February 1999, Catherine M. Brennan was a Treasurer and Senior Director, Taxation of Nabisco Ltd. (food and beverage company); prior to October 1997, Tina Dell'Aquila was Director, Corporate Accounting of Dominion Textile Inc. (textile company); and Edmund O'Keeffe has held several senior management positions in Marketing since joining the Company in October 1994.

DIRECTORS OF THE COMPANY

     For information with respect to the directors of the Company, see the "Election of Directors" section of the Proxy Circular for the 2001 Annual and Special Meeting of Shareowners, which is incorporated herein by reference.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     For information with respect to Section 16(a) of the Securities Exchange Act of 1934, reports for directors and executive officers of the Company, see the "Section 16 (a) Beneficial Ownership Reporting Compliance" section of the Proxy Circular for the 2001 Annual and Special Meeting of Shareowners, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information with respect to executive compensation, see the "Executive Compensation" section of the Proxy Circular for the 2001 Annual and Special Meeting of Shareowners, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to security ownership of certain beneficial owners and management, see the "Voting Shares and Principal Owners Thereof", and the "Directors Table" and sections of the Proxy Circular for the 2001 Annual and Special Meeting of Shareowners, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information with respect to certain relationships and related transactions, see the "Certain Relationships and Related Transactions" section of the Proxy Circular for the 2001 Annual and Special Meeting of Shareowners, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT AND REPORTS ON FORM 8-K

1.   FINANCIAL STATEMENTS:

     The Financial Statements filed as part of this Report are listed on the Index to Financial Statements, which is included in the Company's Annual Report, which is incorporated by reference herein. (See Item 8).

2.   FINANCIAL STATEMENTS SCHEDULES:

     Report of Independent Accountants

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.   EXHIBITS:

    NUMBER  DESCRIPTION
    ------  -----------
     2.1+   Asset Purchase Agreement by and between Concord Beverage
            Company and Concord Beverage LP, dated as of October 18,
            2000 (which is incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated as of October 18, 2000).
     2.2+   Agreement of Sale by and between Concord Beverage Company
            and Concord Beverage LP, dated as of October 18, 2000 (which is incorporated by reference to Exhibit 2.2 to the Company's
            Form 8-K dated as of October 18, 2000).
     2.3    Acquisition Agreement, dated November 20, 1997, among Cott
            UK Limited, Cott Corporation and the several persons listed in Schedule 1 to the Agreement relating to the acquisition of Hero Drinks Group (U.K.) Limited (which is incorporated by reference to Exhibit 10.2 to the Company's Form 10-K
            dated March 31, 2000).
     2.4    (*)Asset Acquisition and Facility Use Agreement, dated April
            13, 2000, between BCB USA Corp. and Schmalbach-Lubeca
            Plastic Containers USA, Inc. relating to the sale of the PET perform blow molding operation (which is incorporated by
            reference to Exhibit 10.1 to the Company's Form 10-Q dated
            May 16, 2000).
     3.1    Articles of Incorporation of the Company (which is
            incorporated by reference to Exhibit 3.1 to the Company's
            Form 10-K dated March 31, 2000).
     3.2    By-laws of Company (which is incorporated by reference to
            Exhibit 3.2 to the Company's Form 10-K dated March 31,
            2000).
     4.1    Credit Agreement dated as of August 19, 1999, among the
            Company, First Union (as Administrative Agent), National
            Bank of Canada (as Canadian Agent) and other financial
            institutions (as lenders) named therein (which is
            incorporated by reference to Exhibit 4.1 to the Company's
            Form 10-K dated March 31, 2000).
     4.2    Subscription Agreement dated as of June 12, 1998 for
            Convertible Participating Voting Second Preferred Shares,
            Series 1 of the Company (as issuer) (which is incorporated by reference to Exhibit 4.2 to the Company's Form 10-K dated
            March 31, 2000).
     4.3    Letter Agreement dated as of November 3, 1999, regarding
            standstill provisions between the Company and the Thomas H.
            Lee Company (which is incorporated by reference to Exhibit
            4.3 to the Company's Form 10-K dated March 31, 2000).
     4.4    Indenture dated as of June 25, 1995, between the Company (as issuer) and The Bank of New York (as trustee) (which is
            incorporated by reference to Exhibit 7.1 to the Company's
            Form F-10, dated June 23, 1995 (File No. 33-93064)).

    NUMBER  DESCRIPTION
    ------  -----------
     4.5    Indenture dated as of June 17, 1997, between the Company (as issuer) and Marine Midland Bank (as trustee) (which is
            incorporated by reference to Exhibit 7.1 to the Company's
            Form F-10, dated June 10, 1997 (File No. 333-9644)).
    10.1    (*)Termination Agreement, dated November 1, 1999, among Cott
            Beverages USA, Inc. and Premium Beverages Packers, Inc,
            (which is incorporated by reference to Exhibit 10.1 to the
            Company's Form 10-K dated March 31, 2000).
    10.2    (*)Supply Agreement, dated December 21, 1998, among Wal-Mart
            Stores, Inc. and Cott Beverages USA, Inc. (which is
            incorporated by reference to Exhibit 10.3 to the Company's
            Form 10-K dated March 31, 2000).
    10.3    (*)Concentrate Purchase Agreement dated as of January 28,
            1994, among BCB International Limited (since assigned to
            Cott Corporation), Cott Corporation and Royal Crown Cola Co.
            (now Royal Crown Company Inc.) (which is incorporated by
            reference to Exhibit 10.4 to the Company's Form 10-K dated
            March 31, 2000).
    10.4    (**)Employment Agreement of Frank E. Weise III dated June
            11, 1998 (which is incorporated by reference to Exhibit 10.5 to the Company's Form 10-K dated March 31, 2000).
    10.5    (**)Employment Agreement of David G. Bluestein dated August
            28,1998 (which is incorporated by reference to Exhibit 10.6 to the Company's Form 10-K dated March 31, 2000).
    10.6    (**)Employment Agreement of Mark Benadiba dated October 7,
            1997, as amended December 19, 1997 (which are incorporated by reference to Exhibit 10.7 to the Company's Form 10-K
            dated March 31, 2000), and as further amended September 25,
            2000 (filed herewith).
    10.7    (**)Employment Agreement of Paul R. Richardson dated August
            23, 1999 (which is incorporated by reference to Exhibit 10.8 to the Company's Form 10-K dated March 31, 2000).
    10.8    (**)Employment Agreement of Raymond P. Silcock dated August
            17, 1998 (which is incorporated by reference to Exhibit 10.9 to the Company's Form 10-K dated March 31, 2000).
    10.9    (**)Amended 1999 Executive Incentive Share Compensation Plan
            effective January 3, 1999 (filed herewith).
    10.10   (**)2000 Executive Incentive Share Compensation Plan
            effective January 2, 2001 (filed herewith).
    10.11   (**)Second Canadian Employee Share Purchase Plan effective
            January 2, 2001 (filed herewith).
    13      The Company's Annual Report to Shareowners for the year
            ended December 30, 2000 (filed herewith).
    21      List of Subsidiaries of the Company (filed herewith).
    23      Consent of Independent Accountants (filed herewith).

---------------

+ In accordance with Item 601(b)(2) of Regulation S-K, the exhibits to this Exhibit have been omitted and a list briefly describing those exhibits is contained in the Exhibit. The Registrant will furnish a copy of any omitted exhibit to the Commission upon request.

(*) Document is subject to request for confidential treatment.

(**) Indicates a management contract or compensatory plan.

REPORTS OF FORM 8-K

     On October 31, 2000, the Company filed a Current Report on Form 8-K dated October 18, 2000 reporting under Item 2 the completion of the Company's acquisition of the assets used in the private label beverage and Vintage(TM) brand seltzer water businesses of the Concord Beverage Company.

     On December 29, 2000, the Company filed an amendment to its Current Report on Form 8-K dated October 18, 2000 to update financial information under Item 7 regarding its acquisition of the assets used in the private label beverage and Vintage(TM) brand seltzer water businesses of the Concord Beverage Company.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
  COTT CORPORATION

     Our audits of the consolidated financial statements referred to in our report dated February 7, 2001 appearing in the 2000 Annual Report to Shareowners of Cott Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Toronto, Ontario

February 7, 2001

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           YEAR ENDED DECEMBER 30, 2000
                                           -------------------------------------------------------------
                                            BALANCE AT    CHARGED TO   CHARGED                BALANCE AT
                                            BEGINNING     COSTS AND    TO OTHER                 END OF
DESCRIPTION                                 OF PERIOD      EXPENSES    ACCOUNTS   DEDUCTION     PERIOD
-----------                                ------------   ----------   --------   ---------   ----------
RESERVES DEDUCTED IN THE BALANCE SHEET
  FROM THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables.....................     $ (8.7)       $ (0.4)     $  --      $  5.8       $ (3.3)
Inventories..............................       (5.9)         (2.9)        --         3.7         (5.1)
Property, plant and equipment............         --          (0.8)        --         0.8           --
Goodwill.................................       (1.2)           --         --         1.2           --
Intangibles and other assets.............       (1.1)         (0.4)        --         0.4         (1.1)
Deferred income taxes....................       (9.3)         (0.8)        --          --        (10.1)
                                              ------        ------      -----      ------       ------
                                              $(26.2)       $ (5.3)     $  --      $ 11.9       $(19.6)
                                              ======        ======      =====      ======       ======

                                                            YEAR ENDED JANUARY 1, 2000
                                           -------------------------------------------------------------
                                            BALANCE AT    CHARGED TO   CHARGED                BALANCE AT
                                            BEGINNING     COSTS AND    TO OTHER                 END OF
DESCRIPTION                                 OF PERIOD      EXPENSES    ACCOUNTS   DEDUCTION     PERIOD
-----------                                ------------   ----------   --------   ---------   ----------
RESERVES DEDUCTED IN THE BALANCE SHEET
  FROM THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables.....................     $ (7.5)       $ (2.7)     $  --      $  1.5       $ (8.7)
Inventories..............................      (13.3)          1.1         --         6.3         (5.9)
Property, plant and equipment............       (3.5)          0.3         --         3.2           --
Goodwill.................................         --          (2.4)        --         1.2         (1.2)
Intangibles and other assets.............       (0.5)         (0.1)      (1.0)        0.5         (1.1)
Deferred income taxes....................      (20.2)         10.9         --          --         (9.3)
                                              ------        ------      -----      ------       ------
                                              $(45.0)       $  7.1      $(1.0)     $ 12.7        (26.2)
                                              ======        ======      =====      ======       ======

                                                           PERIOD ENDED JANUARY 2, 1999
                                           -------------------------------------------------------------
                                            BALANCE AT    CHARGED TO   CHARGED                BALANCE AT
                                            BEGINNING     COSTS AND    TO OTHER                 END OF
DESCRIPTION                                 OF PERIOD      EXPENSES    ACCOUNTS   DEDUCTION     PERIOD
-----------                                ------------   ----------   --------   ---------   ----------
RESERVES DEDUCTED IN THE BALANCE SHEET
  FROM THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables.....................     $ (8.6)       $ (3.9)     $  --      $  5.0       $ (7.5)
Inventories..............................       (3.4)        (16.3)        --         6.4        (13.3)
Property, plant and equipment............         --         (18.9)        --        15.4         (3.5)
Goodwill.................................         --         (15.5)        --        15.5           --
Intangibles and other assets.............         --          (2.2)        --         1.7         (0.5)
Deferred income taxes....................       (3.6)        (16.6)        --          --        (20.2)
                                              ------        ------      -----      ------       ------
                                              $(15.6)       $(73.4)     $  --      $ 44.0       $(45.0)
                                              ======        ======      =====      ======       ======

     Certain amounts have been reclassified to conform to current year presentation.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          COTT CORPORATION

                                          By:      /s/ FRANK E. WEISE III
                                            ------------------------------------
                                                     FRANK E. WEISE III
                                               Chief Executive Officer and a
                                                           Director

                                          Date: March 7, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


       /s/ FRANK E. WEISE III          President, Chief Executive Officer  Date: March 7, 2001
-------------------------------------  and Director
         FRANK E. WEISE III            (Principal Executive Officer)

       /s/ RAYMOND P. SILCOCK          Chief Financial Officer             Date: March 7, 2001
-------------------------------------  (Principal Financial Officer)
         RAYMOND P. SILCOCK

        /s/ TINA DELL'AQUILA           Vice President, Controller          Date: March 7, 2001
-------------------------------------  (Principal Accounting Officer)
          TINA DELL'AQUILA

           /s/ SERGE GOUIN             Chairman of the Board of Directors  Date: March 7, 2001
-------------------------------------  and Director
             SERGE GOUIN

         /s/ COLIN J. ADAIR            Director                            Date: March 7, 2001
-------------------------------------
           COLIN J. ADAIR

         /s/ W. JOHN BENNETT           Director                            Date: March 7, 2001
-------------------------------------
           W. JOHN BENNETT

         /s/ C. HUNTER BOLL            Director                            Date: March 7, 2001
-------------------------------------
           C. HUNTER BOLL

        /s/ THOMAS M. HAGERTY          Director                            Date: March 7, 2001
-------------------------------------
          THOMAS M. HAGERTY

       /s/ STEPHEN H. HALPERIN         Director                            Date: March 7, 2001
-------------------------------------
         STEPHEN H. HALPERIN

        /s/ DAVID V. HARKINS           Director                            Date: March 7, 2001
-------------------------------------
          DAVID V. HARKINS

         /s/ TRUE H. KNOWLES           Director                            Date: March 7, 2001
-------------------------------------
           TRUE H. KNOWLES

         /s/ FRASER D. LATTA           Director                            Date: March 7, 2001
-------------------------------------
           FRASER D. LATTA

         /s/ DONALD G. WATT            Director                            Date: March 7, 2001
-------------------------------------
           DONALD G. WATT