Form 10-Q
period 2001-03-31
COTT CORP /CN/
filed 2001-05-11
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     MARCH 31, 2001
                               ----------------------
Commission File Number             000-19914
                       ------------------------------


                                COTT CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CANADA                                            None
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)


             207 Queen's Quay W, Suite 340, Toronto, Ontario M5J 1A7
           -----------------------------------------------------------
             (Address of principal executive offices) (Postal Code)

                                 (416) 203-3898
           -----------------------------------------------------------
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


There were 60,119,792 shares of common stock outstanding as of April 30, 2001.


                         PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Statements of Income for the three months ended
   March 31, 2001 and April 1, 2000..................................... Page  2
Consolidated Balance Sheets as of March 31, 2001 and
   December 30, 2000.................................................... Page  3
Consolidated Statements of Shareowners' Equity as of
   March 31, 2001 and April 1, 2000..................................... Page  4
Consolidated Statements of Cash Flows for the three months
   ended March 31, 2001 and April 1, 2000............................... Page  5
Notes to the Consolidated Financial Statement........................... Page  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................... Page 10


                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings............................................. Page 13

Signatures.............................................................. Page 13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COTT CORPORATION
Consolidated Statements of Income
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                      For the three months ended
                                                      --------------------------
                                                      MARCH 31,        APRIL 1,
                                                           2001            2000
                                                      ---------       ---------
SALES ...............................................   $ 229.0         $ 215.0

Cost of sales .......................................     192.9           179.9
                                                        -------         -------
GROSS PROFIT ........................................      36.1            35.1

Selling, general and administrative expenses ........      23.1            23.6
                                                        -------         -------
OPERATING INCOME ....................................      13.0            11.5

Other income, net ...................................      (2.0)           (0.1)
Interest expense, net ...............................       6.7             8.1
                                                        -------         -------
INCOME BEFORE INCOME TAXES ..........................       8.3             3.5

Income taxes -- note 2 ..............................      (3.2)           (1.5)
                                                        -------         -------
NET INCOME -- note 3 ................................   $   5.1         $   2.0
                                                        =======         =======
PER SHARE DATA -- note 4
    NET INCOME PER COMMON SHARE
    Basic ...........................................   $  0.09         $  0.03
    Diluted .........................................   $  0.07         $  0.03


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                      MARCH 31,        DECEMBER
                                                           2001       30,  2000
                                                      Unaudited         Audited
                                                      ---------       ----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents ...........................   $   0.9         $   7.2
Accounts receivable .................................     102.8           109.0
Inventories -- note 5 ...............................      78.6            64.0
Prepaid expenses ....................................       2.2             2.2
                                                        -------         -------
                                                          184.5           182.4

PROPERTY, PLANT AND EQUIPMENT -- note 6 .............     241.1           245.0

GOODWILL ............................................     110.9           115.2

INTANGIBLES AND OTHER ASSETS ........................      77.2            79.0
                                                        -------         -------
                                                        $ 613.7         $ 621.6
                                                        =======         =======
LIABILITIES

CURRENT LIABILITIES
Short-term borrowings ...............................   $  36.5         $  36.6
Current maturities of long-term debt ................       3.6             1.6
Accounts payable and accrued liabilities ............     109.5           114.5
Discontinued operations .............................       0.6             0.6
                                                        -------         -------
                                                          150.2           153.3

LONG-TERM DEBT ......................................     277.1           279.6

OTHER LIABILITIES ...................................      33.2            30.2
                                                        -------         -------
                                                          460.5           463.1
                                                        -------         -------
SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares -- 60,108,492 shares issued ...........     190.5           189.1
Second preferred shares, Series 1 --
   4,000,000 shares issued...........................      40.0            40.0

DEFICIT .............................................     (32.8)          (37.9)

ACCUMULATED OTHER COMPREHENSIVE INCOME ..............     (44.5)          (32.7)
                                                        -------         -------
                                                          153.2           158.5
                                                        -------         -------
                                                        $ 613.7         $ 621.6
                                                        =======         =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Shareowners' Equity
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                        NUMBER OF
                                         COMMON                                         ACCUMULATED
                                         SHARES                                           OTHER
                                          (in        COMMON     PREFERRED              COMPREHENSIVE  TOTAL
                                       thousands)    SHARES      SHARES      DEFICIT      INCOME      EQUITY
                                       ----------    ------     ---------    -------   -------------  ------
Balance at January 1, 2000 .........     59,837      $189.0      $ 40.0      $(63.3)      $(23.4)     $142.3
Options exercised ..................         11          --          --          --           --          --
Comprehensive income -- note 3
     Currency translation adjustment         --          --          --          --         (1.9)       (1.9)
     Net loss ......................         --          --          --         2.0           --         2.0
                                         ------      ------      ------      ------       ------      ------
Balance at April 1, 2000 ...........     59,848      $189.0      $ 40.0      $(61.3)      $(25.3)     $142.4
                                         ======      ======      ======      ======       ======      ======

Balance at December 30, 2000 .......     59,868      $189.1      $ 40.0      $(37.9)      $(32.7)     $158.5

Options exercised ..................        240         1.4          --          --           --         1.4
Comprehensive income -- note 3
     Currency translation adjustment         --          --          --          --        (11.8)      (11.8)
     Net income ....................         --          --          --         5.1           --         5.1
                                         ------      ------      ------      ------       ------      ------
Balance at March 31, 2001 ..........     60,108      $190.5      $ 40.0      $(32.8)      $(44.5)     $153.2
                                         ======      ======      ======      ======       ======      ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                                      For the three months ended
                                                      --------------------------
                                                      MARCH 31,        APRIL 1,
                                                           2001            2000
                                                      ---------        --------
OPERATING ACTIVITIES
Net income ..........................................    $  5.1          $  2.0
Depreciation and amortization .......................       9.9             9.9
Deferred income taxes ...............................       3.1             1.3
Gain on sale of property, plant and equipment .......        --            (0.1)
Other non-cash items ................................      (1.4)            0.4
Net change in non-cash working capital from
   continuing operations -- note 7 ..................     (14.3)          (11.2)
                                                         ------          ------
Cash provided by operating activities ...............       2.4             2.3
                                                         ------          ------
INVESTING ACTIVITIES
Additions to property, plant and equipment ..........     (10.0)           (6.8)
Proceeds from disposal of property,
   plant and equipment ..............................       0.6             0.1
Other ...............................................      (0.3)           (1.3)
                                                         ------          ------
Cash used in investing activities ...................      (9.7)           (8.0)
                                                         ------          ------
FINANCING ACTIVITIES
Payments of long-term debt ..........................      (0.3)           (4.6)
Short-term borrowings ...............................        --            11.1
Issue of common shares ..............................       1.4              --
Other ...............................................        --            (2.1)
                                                         ------          ------
Cash provided by financing activities ...............       1.1             4.4
                                                         ------          ------
Effect of exchange rate changes on cash
   and cash equivalents .............................      (0.1)             --
                                                         ------          ------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...........      (6.3)           (1.3)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......       7.2             2.6
                                                         ------          ------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............    $  0.9          $  1.3
                                                         ======          ======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited


NOTE 1 -- BASIS OF PRESENTATION

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

Consolidated financial statements in accordance with Canadian GAAP, in U.S. dollars, are made available to all shareowners and filed with various Canadian regulatory authorities.


NOTE 2 -- INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                                      MARCH 31,        APRIL 1,
                                                           2001            2000
                                                      ---------        --------
                                                           (in millions of
                                                            U.S. dollars)
Income tax provision based on Canadian
   statutory rates ..................................    $ (3.6)         $ (1.6)
Foreign tax rate differential .......................       0.7             0.6
Manufacturing and processing deduction ..............       0.1              --
Increase in valuation allowance .....................        --            (0.1)
Non-deductible items ................................      (0.4)           (0.4)
                                                         ------          ------
                                                         $ (3.2)         $ (1.5)
                                                         ======          ======

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited


NOTE 3 -- COMPREHENSIVE INCOME (LOSS)

                                                      MARCH 31,        APRIL 1,
                                                           2001            2000
                                                      ---------        --------
                                                           (in millions of
                                                            U.S. dollars)
Net income...........................................   $   5.1         $   2.0
Foreign currency translation.........................     (11.8)           (1.9)
                                                        -------         -------
                                                        $  (6.7)        $   0.1
                                                        =======         =======


NOTE 4 -- INCOME PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of exercising stock options and converting the preferred shares, only if dilutive.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                                      MARCH 31,        APRIL 1,
                                                           2001            2000
                                                      ---------        --------
                                                           (in thousands)
Weighted average number of shares
   outstanding -- basic .............................    59,991          59,845
Dilutive effect of stock options.....................     1,802             408
Dilutive effect of second preferred shares...........     6,286           6,286
                                                         ------          ------
Adjusted weighted average number of shares
   outstanding -- diluted............................    68,079          66,539
                                                         ======          ======


As of March 31, 2001, the Company had the following equity instruments outstanding: 60,108,492 common shares, 5,009,460 common share options and 4,000,000 second preferred shares convertible into 5,837,419 common shares and entitled to 5,837,419 votes.


NOTE 5 -- INVENTORIES

                                                      MARCH 31,    DECEMBER 30,
                                                           2001            2000
                                                      ---------    ------------
                                                           (in millions of
                                                            U.S. dollars)
Raw materials .......................................    $ 22.0          $ 21.3
Finished goods ......................................      47.4            34.3
Other ...............................................       9.2             8.4
                                                         ------          ------
                                                         $ 78.6          $ 64.0
                                                         ======          ======

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited


NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

                                                      MARCH 31,    DECEMBER 30,
                                                           2001            2000
                                                      ---------    ------------
                                                           (in millions of
                                                            U.S. dollars)
Cost ................................................   $ 389.4         $ 390.1
Accumulated depreciation ............................    (148.3)         (145.1)
                                                        -------         -------
                                                        $ 241.1         $ 245.0
                                                        =======         =======


NOTE 7 -- NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                                      MARCH 31,        APRIL 1,
                                                           2001            2000
                                                      ---------        --------
                                                           (in millions of
                                                            U.S. dollars)
Decrease (increase) in accounts receivable ..........   $   4.4         $  (7.2)
Decrease (increase) in inventories ..................     (15.9)           (4.1)
Decrease (increase) in prepaid expenses .............      (0.1)            0.5
Increase (decrease) in accounts payable
  and accrued liabilities............................      (2.7)           (0.4)
                                                        -------         -------
                                                        $ (14.3)        $ (11.2)
                                                        =======         =======


NOTE 8 -- CONTINGENCIES

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


NOTE 9 -- SEGMENT REPORTING

The Company produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the U.S., Canada and the United Kingdom (U.K.) & Europe. The Company manages its beverage business by geographic segments as described below:


BUSINESS SEGMENTS

   FOR THE THREE MONTHS ENDED        UNITED                U.K. &   CORPORATE
         MARCH 31, 2001              STATES     CANADA     EUROPE    & OTHER     TOTAL
   --------------------------       -------    -------    -------   ---------   -------
                                               (in millions of U.S. dollars)
External sales ..................   $ 168.7    $  33.9    $  25.4    $   1.0    $ 229.0
Intersegment sales ..............       0.4        1.4         --       (1.8)        --
Depreciation and amortization ...       5.9        1.7        2.0        0.3        9.9
Operating income (loss) .........      16.5        1.7       (1.5)      (3.7)      13.0

Total assets ....................     441.9      136.8      140.6     (105.6)     613.7

Additions to property, plant and
equipment .......................       6.6        1.1        1.3        1.0       10.0
                                    -------    -------    -------    --------   -------


   FOR THE THREE MONTHS ENDED        UNITED                U.K. &   CORPORATE
         APRIL 1, 2000               STATES     CANADA     EUROPE    & OTHER     TOTAL
   --------------------------       -------    -------    -------   ---------   -------
                                               (in millions of U.S. dollars)
External sales ..................   $ 143.7    $  37.3    $  32.7    $   1.3    $ 215.0
Intersegment sales ..............       0.9        2.9         --       (3.8)        --
Depreciation and amortization ...       4.9        2.1        2.4        0.5        9.9
Operating income (loss) .........      12.1        2.3       (0.7)      (2.2)      11.5

Total assets (December 30, 2000)      427.5      143.7      156.5     (106.1)     621.6

Additions to property, plant and
equipment .......................       5.0        0.2        0.4        1.2        6.8
                                    -------    -------    -------    --------   -------


The comparative figures have been restated to include a corporate cost allocation to the business segments.

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the quarter ended March 31, 2001, sales to two major customers accounted for 36% and 11%, respectively, of the Company's total sales (34% and 12% -- April 1,
2000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cott Corporation is the world's largest supplier of retailer brand soft drinks, with manufacturing, distribution, marketing, product development and customer service facilities in the U.S., Canada, and the U.K. The Company is focused on growing sales and building volume with key customers, reducing costs and improving margins and continuing to drive innovation in the retailer brand beverage category.


RESULTS OF OPERATIONS

The Company reported its ninth profitable quarter, posting a net income of $5.1 million or $0.07 per diluted share for the three months ended March 31, 2001 versus net income of $2.0 million or $0.03 per diluted share in the first quarter of 2000. First quarter performance in 2001 reflects a favorable impact of $0.02 per diluted share, principally arising from foreign exchange gains.

SALES -- Sales were up 6.5% to $229.0 million compared to $215.0 million for the first quarter last year. Sales volume to the Company's top 15 customers, representing approximately 75% of the Company's business, grew 5% versus first quarter last year, continuing to outpace the take-home carbonated soft drink category. Higher sales in the U.S. were offset by lower sales in Canada and the U.K. as a result of weaker currencies and U.K. grocery price deflation, which continued to depress prices in the Company's business.

Sales in the U.S. during the first quarter increased to $168.7 million, up 17.4% from $143.7 million in 2000. Excluding sales resulting from the Concord acquisition sales in the U.S. increased 3.8% over last year.

Sales in Canada were $33.9 million for the quarter, down 9.1% from 2000, due to a combination of lower overall industry volume and a weaker Canadian currency.

Sales in the U.K. declined 22.3% from 2000. Excluding the impact of a weaker pound sterling, sales were down 14.5%. Grocery price deflation continues to depress prices in the U.K. and combined with lower than anticipated sales of new products, led to the disappointing results.

GROSS PROFIT -- Gross profit margin for the quarter was 15.8% compared with 16.3% with 2000. The decline reflected Concord related integration costs incurred in the first quarter as well as the impact of continued deflationary pricing pressure in the U.K. market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A was $23.1 million, in line with last year, despite the incremental SG&A due to the Concord acquisition.

INTEREST EXPENSE -- Net interest expense was $6.7 million for the quarter compared to $8.1 million in 2000. This decrease is due to lower interest expense resulting from the U.K. term debt repayment and more interest income on cash, which will be used to fund the Company's strategy. These amounts were partially offset by interest on debt used to finance the Concord acquisition.

INCOME TAXES -- The Company recorded an income tax provision of $3.2 million for the quarter, compared with a $1.5 million provision in the comparable period last year, which reflected the increase in income before income taxes.

FINANCIAL CONDITION -- Cash flow generated by operations of $2.4 million in the quarter was up slightly from $2.3 million in the first quarter of 2000. The Company's cash and cash equivalents decreased $6.3 million during the first quarter of 2001 from $7.2 million as of December 30, 2000 as it used its opening cash and cash equivalents together with cash generated by operations to fund capital expenditures and working capital requirements.

Under current credit facilities the Company is provided maximum credit of $54.2 million depending on available collateral. At March 31, 2001, approximately $26.4 million of the committed credit facility and $12.1 million of the demand credit facility in the U.K. were available.

CAPITAL EXPENDITURES -- Capital expenditures were $10.0 million compared with $6.8 million in 2000. The continued low level of capital spending reflects management's commitment to make the assets "sweat". The Company's capital spending policy favors projects with an expected internal rate of return above 30% in addition to those required for essential maintenance, safety and regulatory compliance. Spending in the first quarter of 2001 included a capital expenditure for the installation of a purified drinking water system at the manufacturing facilities in San Antonio, Texas and Tampa, Florida.

LONG-TERM DEBT -- As of March 31, 2001, the Company's long-term debt totaled $280.7 million as compared with $281.2 million at the end of 2000 and $318.5 million one year ago. At quarter end, debt consisted of $276.4 million in senior unsecured notes and $4.3 million of other term debt. The Company is exposed to minimal interest rate risk as substantially all debt is at fixed rates.

Management believes the Company has the financial resources to meet its ongoing cash requirements for operations and capital expenditures as well as its other financial obligations.

OUTLOOK -- The carbonated soft drink industry continues to experience positive growth. Expectations for market growth in Cott's three core geographic markets, Canada, the United Kingdom and the United States, extend through the next several years. Facing intense price competition from heavily promoted global and regional brands, the Company's major opportunity for growth depends on management's execution of critical strategies and on retailers' continued commitment to their retailer brand soft drink programs. Risks and uncertainties include stability of procurement costs for such items as sweetener, packaging materials and other ingredients, national brand pricing and promotional strategies and fluctuations in currency versus the U.S. dollar. The Company's exposure to raw material price fluctuations is minimized by the existence of long-term contracts for certain key raw materials.

RISKS AND UNCERTAINTIES -- Sales to the top two customers in the first quarter of 2001 accounted for 47% (46% -- 2000) of the Company's total sales volumes. The loss of any significant customer or any significant portion of the Company's sales could have a material adverse effect on the Company's operating results and cash flows.

FORWARD LOOKING STATEMENTS -- The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other public filings. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future -- including statements relating to operations, economic performance, financial condition and achievements of the Company, statements relating to objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies, statements expressing general optimism about future operating results or of the performance of management -- are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's views and assumptions, at the times such statements are made, regarding future events and operating performance, and speak only as of such times. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could affect the Company's financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

o Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact the Company's earnings, market share and volume growth.

o Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic or foreign jurisdictions.

o Fluctuations in the cost and availability of raw materials and ingredients and the ability to maintain favorable supplier arrangements and relationships.

o Interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations, which are subject to various factors, including the impact of changes in worldwide and national economies, foreign currency movements, pricing fluctuations for the Company's products and changes in interest rates.

o    Retailers' continued commitment to their retailer brand beverage programs.

o Changes in consumer tastes and preference and market demand for new and existing products.

o    The ability to integrate acquired businesses into its operations.

o The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's other public filings.

o    Changes in general economic and business conditions.

o The effectiveness and success of the Company's spending programs and acquisition investments.

o Adverse weather conditions, which could reduce demand for the Company's products.

The foregoing list of important factors is not exclusive or exhaustive. Many of these factors are beyond the Company's ability to control or predict. The Company cautions investors not to place undue reliance on forward-looking statements.

                          PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in the Company's Form 10-K for the fiscal year ended December 30, 2000.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COTT CORPORATION
                                        (Registrant)


Date: May 11, 2001                      /s/ Raymond P. Silcock
                                        ----------------------------------------
                                        Raymond P. Silcock
                                        Executive Vice President &
                                        Chief Financial Officer
                                        (On behalf of the Company)



Date: May 11, 2001                      /s/ Tina Dell'Aquila
                                        ----------------------------------------
                                        Tina Dell'Aquila
                                        Vice President, Controller
                                        (Principal accounting officer)