Form 10-Q
period 2001-06-30
COTT CORP /CN/
filed 2001-08-14
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              JUNE 30, 2001
                                    ------------------------------------

Commission File Number              000-19914
                           -----------------------------------

                                COTT CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

         CANADA                                         None
-------------------------------           -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)                         Number)

           207 Queen's Quay W, Suite 340, Toronto, Ontario      M5J 1A7
      --------------------------------------------------------------------
          (Address of principal executive offices)           (Postal Code)

                                 (416) 203-3898
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X           No
    -----            ----

There were 60,370,967 shares of common stock outstanding as of July 31, 2001.


                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Statements of Income for the three and six months ended June 30, 2001 and July 1, 2000 ........ Page 2
Consolidated Balance Sheets as of June 30, 2001 and December 30, 2000....................................... Page 3
Consolidated Statements of Shareowners' Equity as of June 30, 2001 and July 1, 2000......................... Page 4
Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and July 1, 2000  ............. Page 5
Notes to the Consolidated Financial Statements   ........................................................... Page 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations      ................................................................................. Page 12

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings  .............................................................................. Page 16
Item 2.    Submission of Matters to a Vote of Security Holders  ............................................ Page 16
Item 6.    Exhibits and Reports on Form 8-K................................................................. Page 17
Signatures     ............................................................................................. Page 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COTT CORPORATION
Consolidated Statements of Income
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                        For the three months ended   For the six months ended
                                                        --------------------------   ------------------------
                                                          JUNE 30,      JULY 1,       JUNE 30,       JULY 1,
                                                            2001         2000           2001          2000
                                                         ---------     ---------      --------      --------
SALES                                                    $   305.6     $   288.9     $   534.6     $   503.9

Cost of sales                                                251.0         241.8         443.9         421.7
                                                         ---------     ---------      --------      --------

GROSS PROFIT                                                  54.6          47.1          90.7          82.2

Selling, general and administrative expenses                  25.6          24.4          48.7          48.0
                                                         ---------     ---------      --------      --------

OPERATING INCOME                                              29.0          22.7          42.0          34.2

Other expenses (income), net                                   0.4           0.1          (1.6)         --
Interest expense, net                                          7.0           7.7          13.7          15.8
                                                         ---------     ---------      --------      --------

INCOME BEFORE INCOME TAXES AND EQUITY
    INCOME                                                    21.6          14.9          29.9          18.4

Income taxes - note 3                                         (7.1)         (6.0)        (10.3)         (7.5)
                                                         ---------     ---------      --------      --------

NET INCOME - note 4                                      $    14.5     $     8.9     $    19.6     $    10.9
                                                         =========     =========     =========     =========

PER SHARE DATA - note 5
    NET INCOME PER COMMON SHARE
    Basic                                                $     0.24    $     0.15    $     0.33    $     0.18
    Diluted                                              $     0.21    $     0.13    $     0.29    $     0.16


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Balance Sheets
(in millions of U.S. dollars)

                                                                    JUNE 30,   DECEMBER 30,
                                                                       2001       2000
                                                                    --------   ------------
                                                                    Unaudited    Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           $    9.3     $   7.2
Accounts receivable                                                    126.0       109.0
Inventories - note 6                                                    77.1        64.0
Prepaid expenses                                                         3.5         2.2
                                                                    --------     -------
                                                                       215.9       182.4

PROPERTY, PLANT AND EQUIPMENT - note 7                                 239.7       245.0

GOODWILL                                                               110.3       115.2

INTANGIBLES AND OTHER ASSETS                                            76.0        79.0
                                                                    --------     -------
                                                                    $  641.9     $ 621.6
                                                                    ========     =======

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                                               $   21.5     $  36.6
Current maturities of long-term debt                                     3.4         1.6
Accounts payable and accrued liabilities                               129.6       114.5
Discontinued operations                                                  0.6         0.6
                                                                    --------     -------
                                                                       155.1       153.3

LONG-TERM DEBT                                                         277.0       279.6

OTHER LIABILITIES                                                       38.8        30.2
                                                                    --------     -------
                                                                       470.9       463.1
                                                                    --------     -------

SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares - 60,126,092 (2000 - 59,868,342) shares issued           190.6       189.1
Second preferred shares, Series 1 - 4,000,000 shares issued             40.0        40.0

DEFICIT                                                                (18.3)      (37.9)

ACCUMULATED OTHER COMPREHENSIVE INCOME                                 (41.3)      (32.7)
                                                                    --------     -------
                                                                       171.0        158.5
                                                                    --------     -------
                                                                    $  641.9     $ 621.6
                                                                    ========     =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Shareowners' Equity
(in millions of U.S. dollars)
Unaudited


                                         NUMBER OF
                                          COMMON                                       ACCUMULATED
                                          SHARES                                           OTHER
                                            (in        COMMON    PREFERRED            COMPREHENSIVE   TOTAL
                                        thousands)     SHARES      SHARES    DEFICIT      INCOME      EQUITY
                                        ----------    --------   ---------   -------  -------------  --------

Balance at January 1, 2000                59,837      $  189.0    $  40.0    $ (63.3)    $ (23.4)    $  142.3

Options exercised                             11          --         --         --          --           --
Comprehensive income - note 4
     Currency translation adjustment          --          --         --         --          (7.4)        (7.4)
Net income                                    --          --         --         10.9        --           10.9
                                          ------      --------    -------    -------     -------     --------
Balance at July 1, 2000                   59,848      $  189.0    $  40.0    $ (52.4)    $ (30.8)    $  145.8
                                          ======      ========    =======    =======     =======     ========


Balance at December 30, 2000              59,868      $  189.1    $  40.0    $ (37.9)    $ (32.7)    $  158.5


Options exercised                            258           1.5       --         --          --            1.5
Comprehensive income - note 4
     Currency translation adjustment          --          --         --         --          (8.6)        (8.6)
Net income                                    --          --         --         19.6        --           19.6
                                          ------      --------    -------    -------     -------     --------
Balance at June 30, 2001                  60,126      $  190.6    $  40.0    $ (18.3)    $ (41.3)    $  171.0
                                          ======      ========    =======    =======     =======     ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

                                                               For the six months ended
                                                               ------------------------
                                                                  JUNE 30,    JULY 1,
                                                                    2001        2000
                                                                  -------     -------
OPERATING ACTIVITIES
Net Income                                                        $  19.6     $  10.9
Depreciation and amortization                                        20.1        19.3
Deferred income taxes                                                 9.0         7.3
Gain on sale of property, plant and equipment                        (0.1)       (0.1)
Other non-cash items                                                 (1.1)        0.7
Net change in non-cash working capital - note 8                     (16.7)      (20.1)
                                                                  -------     -------
Cash provided by operating activities                                30.8        18.0
                                                                  -------     -------
INVESTING ACTIVITIES
Additions to property, plant and equipment                          (16.3)      (11.9)
Proceeds from disposal of businesses                                  1.2        15.9
Proceeds from disposal of property, plant and equipment               1.0         0.3
Other                                                                (0.4)       (2.1)
                                                                  -------     -------
Cash provided by (used in) investing activities                     (14.5)        2.2
                                                                  -------     -------

FINANCING ACTIVITIES
Payments of long-term debt                                           (0.7)       (5.1)
Short-term borrowings                                               (15.0)        2.6
Issue of common shares                                                1.5         0.1
Other                                                                --          (2.1)
                                                                  -------     -------
Cash used in financing activities                                   (14.2)       (4.5)
                                                                  -------     -------
Effect of exchange rate changes on cash and cash equivalents         --          (0.2)
                                                                  -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             2.1        15.5

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        7.2         2.6
                                                                  -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   9.3     $  18.1
                                                                  =======     =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
Notes to the Consolidated Financial Statements
Unaudited

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

NOTE 2 - BUSINESS SEASONALITY

The Company's results for the second quarter and six months ending June 30, 2001 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are significantly impacted by business seasonality, which arises from higher sales in the second and third quarters versus the first and fourth quarters of the year in contrast to fixed costs such as depreciation, amortization and interest which are not significantly impacted by seasonal trends.

NOTE 3 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision

                                           For the three months ended   For the six months ended
                                           --------------------------   ------------------------
(in millions of U.S. dollars)                 JUNE 30,      JULY 1,       JUNE 30,      JULY 1,
                                                2001         2000           2001         2000
                                              --------      -------       -------       ------
Income tax provision based on
    Canadian statutory rates                   $ (8.9)      $  (6.3)      $ (12.3)      $ (7.9)
Foreign tax rate differential                     0.3           0.5           0.8          1.1
Manufacturing and processing
    Deduction                                     0.2           0.2           0.2          0.2
Decrease in valuation allowance                   3.2           0.1           3.2         --
Adjustment due to decrease in tax rates          (1.5)         --            (1.5)        --
Non-deductible items                             (0.4)         (0.5)         (0.7)        (0.9)
                                               ------       -------       -------       ------
                                               $ (7.1)      $  (6.0)      $ (10.3)      $ (7.5)
                                               ======       =======       =======       ======

COTT CORPORATION
Notes to the Consolidated Financial Statements
Unaudited

NOTE 4 - COMPREHENSIVE INCOME

                                   For the three months ended    For the six months ended
                                   --------------------------    ------------------------
(in millions of U.S. dollars)        JUNE 30,      JULY 1,        JUNE 30,       JULY 1,
                                       2001          2000           2001          2000
                                     -------       -------        -------        -------
Net income                           $  14.5       $   8.9        $  19.6        $  10.9
Foreign currency translation             3.2          (5.5)          (8.6)          (7.4)
                                     -------       -------        -------        -------
                                     $  17.7       $   3.4        $  11.0        $   3.5
                                     =======       =======        =======        =======


NOTE 5 - INCOME PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of exercising stock options and converting the preferred shares, only if dilutive.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                         For the three months ended     For the six months ended
                                         --------------------------     ------------------------
(in thousands)                             JUNE 30,        JULY 1        JUNE 30,        JULY 1,
                                             2001           2000           2001           2000
                                           --------        ------        --------        ------
Weighted average number of shares
    outstanding - basic                     60,124         59,848         60,058         59,847
Dilutive effect of stock options             1,847            321          1,824            364
Dilutive effect of second preferred
    Shares                                   6,286          6,286          6,286          6,286
                                            ------         ------         ------         ------
Adjusted weighted average number
    of shares outstanding - diluted         68,257         66,455         68,168         66,497
                                            ======         ======         ======         ======

As of June 30, 2001, the Company has the following equity instruments outstanding: 60,126,092 common shares, 4,676,660 common share stock options and 4,000,000 second preferred shares convertible into 5,837,419 common shares and entitled to 5,837,419 votes.


NOTE 6 - INVENTORIES

(in millions of U.S. dollars)                                                             JUNE 30,    DECEMBER 30,
                                                                                            2001          2000
                                                                                          --------    ------------
Raw materials                                                                             $  22.9       $  21.3
Finished goods                                                                               45.0          34.3
Other                                                                                         9.2           8.4
                                                                                          -------       -------
                                                                                          $  77.1       $  64.0
                                                                                          =======       =======

COTT CORPORATION
Notes to the Consolidated Financial Statements
Unaudited


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

(in millions of U.S. dollars)         JUNE 30,      DECEMBER 30,
                                        2001            2000
                                     ---------      ------------
Cost                                  $  396.1        $  390.1
Accumulated depreciation                (156.4)         (145.1)
                                      --------        --------
                                      $  239.7        $  245.0
                                      ========        ========

NOTE 8 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

(in millions of U.S. dollars)                                                 JUNE 30,       JULY 1,
                                                                                2001           2000
                                                                              --------       -------
Decrease (increase) in accounts receivable                                    $ (18.3)       $ (26.9)
Decrease (increase) in inventories                                              (14.0)          (5.7)
Decrease (increase) in prepaid expenses                                          (1.4)           0.2
Increase (decrease) in accounts payable and accrued liabilities                  17.0           12.3
                                                                              -------        -------
                                                                              $ (16.7)       $ (20.1)
                                                                              =======        =======


NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - SEGMENT REPORTING

The Company produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the U.S., Canada and the United Kingdom (U.K.) & Europe. The Company manages its beverage business by geographic segments as described below:


FOR THE THREE MONTHS ENDED                UNITED                        U.K. &        CORPORATE
           JUNE 30, 2001                  STATES         CANADA         EUROPE         & OTHER          TOTAL
                                         --------       --------       --------       ---------       --------
(in millions of U.S. dollars)

External sales                           $  219.7       $   47.1       $   38.1        $   0.7        $  305.6
Intersegment sales                            0.6            4.7           --             (5.3)           --
Depreciation and amortization                 6.2            1.7            2.0            0.3            10.2
Operating income (loss)                      26.8            5.6           (0.1)          (3.3)           29.0

Total assets                                449.0          153.3          148.0         (108.4)          641.9

Additions to property, plant and
  equipment                                   3.1            1.0            1.2            1.0             6.3
                                         --------       --------       --------        -------        --------

FOR THE THREE MONTHS ENDED                UNITED                        U.K. &        CORPORATE
           JULY 1, 2000                   STATES         CANADA         EUROPE         & OTHER          TOTAL
                                         --------       --------       --------       ---------       --------
(in millions of U.S. dollars)

External sales                           $  190.6       $   50.3       $   45.3        $   2.7        $  288.9
Intersegment sales                            1.4            4.2           --             (5.6)           --
Depreciation and amortization                 4.8            2.0            2.2            0.4             9.4
Operating income (loss)                      18.0            5.4            2.3           (3.0)           22.7

Total Assets (December 30, 2000)            427.5          143.7          156.5         (106.1)          621.6

Additions to property, plant and
  equipment                                   3.3            0.5            1.2            0.1             5.1
                                         --------       --------       --------        -------        --------

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited

NOTE 10 - SEGMENT REPORTING (continued)

FOR THE SIX MONTHS ENDED                  UNITED                        U.K. &        CORPORATE
           JUNE 30, 2001                  STATES         CANADA         EUROPE         & OTHER          TOTAL
                                         --------       --------       --------       ---------       --------
(in millions of U.S. dollars)


External sales                           $  388.4       $   81.0       $   63.5       $    1.7        $  534.6
Intersegment sales                            1.0            6.0           --             (7.0)           --
Depreciation and amortization                12.1            3.3            4.0            0.7            20.1
Operating income (loss)                      43.3            7.3           (1.6)          (7.0)           42.0

Total assets                                449.0          153.3          148.0         (108.4)          641.9

Additions to property, plant and
equipment                                     9.7            2.1            2.5            2.0            16.3
                                         --------       --------       --------        -------        --------

FOR THE SIX MONTHS ENDED                  UNITED                        U.K. &        CORPORATE
           JULY 1, 2000                   STATES         CANADA         EUROPE         & OTHER          TOTAL
                                         --------       --------       --------       ---------       --------
(in millions of U.S. dollars)


External sales                           $  334.3       $   87.6       $   78.0       $    4.0        $  503.9
Intersegment sales                            2.3            7.1           --             (9.4)           --
Depreciation and amortization                 9.7            4.1            4.6            0.9            19.3
Operating income (loss)                      30.1            7.7            1.6           (5.2)           34.2

Total assets (December 30, 2000)            427.5          143.7          156.5         (106.1)          621.6

Additions to property, plant and
  equipment                                   8.3            0.7            1.6            1.3            11.9
                                         --------       --------       --------        -------        --------

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the six months ended June 30, 2001, sales to two major customers accounted for 36% and 12% respectively, of the Company's total sales (33% and 13% - July 1, 2000).

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 11 - ACCOUNTING DEVELOPMENTS

On June 29, 2001, the FASB unanimously approved the issuance of two statements, Statement 141,"Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. Beginning January 1, 2002, the Company anticipates that will no longer amortize its goodwill and intangible assets with an indefinite life, but will, however, evaluate them for impairment annually. The statements were issued on July 20, 2001. The Company is currently reviewing the statements to determine the effect on the financial statements.


NOTE 12 - SUBSEQUENT EVENT

Effective July 19, 2001, the Company completed an acquisition of certain assets of Royal Crown Company, Inc. ("Royal Crown"). The purchased assets included intellectual property, licenses and permits, equipment, working capital, and the facility used by Royal Crown in the production of concentrate. The Company intends to use the concentrate assets to produce all its concentrate requirements previously produced by Royal Crown. The Company also purchased the assets of Royal Crown's international business. The total purchase price was US $94 million, subject to standard purchase price adjustments. The Company funded the acquisition with proceeds from a new US $100 million secured credit facility.

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


RESULTS OF OPERATIONS

The Company reported its tenth consecutive profitable quarter, posting a net income of $14.5 million or $0.21 per diluted share for the second quarter of 2001, a 63% increase compared with $8.9 million or $0.13 per diluted share reported in the second quarter of 2000. For the first six months of 2001, earnings per diluted share of $0.29 were ahead 81% from the first six months of 2000. Net income in the second quarter of 2001 grew to $19.6 million from $10.9 million in the second quarter of 2000. Operating efficiencies in manufacturing and distribution systems led to the strong growth in net income. A Canadian deferred tax adjustment also contributed $1.7 million or $0.03 per share.

SALES - Sales were $305.6 million for the second quarter of 2001, up 5.8% from $288.9 million in the second quarter of 2000. For the first six months of 2001, sales at $534.6 million were 6.1% higher than the $503.9 million for the corresponding period last year. Excluding the impact of the Concord acquisition sales were down approximately 2% versus the second quarter and six months of last year. Case sales improved by 8.5% for the second quarter and 9.8% in the first six months of this year. The company's focus on product innovation and customer service excellence contributed to sales volume growth with our customers in the first half of 2001.

Sales in the U.S. during the second quarter of 2001 increased to $219.7 million, up 15.3% from $190.6 million in the second quarter of 2000. Similarly, in the first half of 2001, sales were up $54.1 million or 16.2% from the first half of last year. The Concord acquisition contributed 11.0% to the second quarter of 2001 sales gain and 12.1% to the first six months of 2001.

Sales in Canada were $47.1 million for the second quarter of 2001 and $81.0 million for the first six months of 2001, down 6.4% and 7.5%, respectively for comparable periods last year. A combination of competitive pressures and a weaker Canadian currency contributed to lower than anticipated results.

Sales in the U.K. fell 15.9% in the second quarter of 2001 and 18.6% for the first six months of 2001 compared to the same period last year. Almost half of this loss is attributed to currency fluctuation that has weakened the pound sterling. In addition, grocery sector price deflation continued to impact retail grocery and wholesaler prices in the U.K. and combined with somewhat lower volume resulted in the sales decline.

GROSS PROFIT - Gross profit increased 1.6 percentage points to 17.9% in the second quarter of 2001 compared to 16.3% in the second quarter of 2000. This improvement resulted from gains in production efficiency and favorable package mix. For the first six months of 2001, gross profit rose from 16.3% to 17.0% although the U.K. suffered erosion in its gross margin, falling 4.8 basis points from 15.4% to 10.6%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A of $25.6 million in the second quarter of 2001 was 4.9% higher from the second quarter of last year. For the first six months of 2001 SG&A was flat at $48.7 million.

INTEREST EXPENSE - Net interest expense was $7.0 million in the second quarter of 2001 as compared with $7.7 million for the second quarter of 2000. For the first six months of 2001, net interest expense totaled $13.7 million, down $2.1 million from last year. In the fourth quarter of 2000, the Company repaid its U.K. term loan that resulted in lower interest expense in 2001. However, this decrease was partially offset by interest expense related to the Concord acquisition.

INCOME TAXES - The Company recorded an income tax provision of $7.1 million for the second quarter of 2001 and $10.3 million for the first six months of 2001 as compared with $6.0 million and $7.5 million for the respective periods of last year. The tax rate reduction previously announced by the Canadian federal and provincial governments were enacted during the quarter. Consequently, the tax benefit recognized on prior period losses was revalued at the new rate. This resulted in an increase in the income tax provision of $1.5 million, which was offset by a $3.2 million benefit resulting from a decrease in valuation allowance of loss carryforwards.

For the first six months of 2001, the overall effective tax rate was 34.5% compared with 40.8% in the first six months of 2000. This reduction in the effective tax rate was primarily a result of recognizing the previously unrecorded tax benefit on losses from prior year.

FINANCIAL CONDITION - Cash flow generated by operations of $30.8 million for the first six months of 2001 was up significantly from $18.0 million during the same time last year. The Company's cash and cash equivalents increased $2.1 million during the first half of 2001 from $7.2 million as of December 30, 2000.

Under credit facilities in existence as of June 30, 2001 the Company was provided maximum credit of $54.1 million depending on available collateral. At June 30, 2001, approximately $38.8 million of the committed credit facility and $11.4 million of the demand credit facility in the U.K. were available. This credit facility was replaced on July 19, 2001 by the facility described under subsequent event.

CAPITAL EXPENDITURES - Capital expenditures were $16.3 million for the first six months of 2001 compared with $11.9 million for the first six months of 2000. The continued low level of capital spending reflects management's commitment to make the assets "sweat". The Company's capital spending policy favors projects with an expected internal rate of return above 30%, in addition to those required for essential maintenance, safety and regulatory compliance. Spending in the second quarter of 2001 included continued expenditures for the installation of purified drinking water systems in the Texas and North Carolina plants, as well as warehouse improvements in the Texas plant.

LONG-TERM DEBT - As of June 30, 2001, the Company's long-term debt totaled $280.4 million as compared with $281.2 million as of December 30, 2000 and $316.1 million as of July 1, 2000. At quarter end, debt consisted of $276.4 million in senior unsecured notes and $4.0 million of other term debt. The Company is exposed to minimal interest rate risk as substantially all debt is at fixed rates.

Management believes the Company has the financial resources to meet its ongoing cash requirements for operations and capital expenditures as well as its other financial obligations.

SUBSEQUENT EVENT - On July 19, 2001 the Company completed an acquisition of certain Royal Crown assets for approximately $94 million. With this acquisition the Company now has control over its retailer brand concentrates and intellectual property. The Company also acquired a concentrate manufacturing facility and the RC International business. To fund this acquisition the Company executed a $100 million term loan agreement. In conjunction with the financing for the acquisition, the Company replaced its $40 million revolving credit facility with a $50 million revolving loan subject to available collateral.

OUTLOOK - The Company revised its earnings guidance for 2001 from the $0.49-$0.51 per diluted share previously announced, to $0.52-$0.56 per diluted share. Sales growth is expected to remain in the range of 10-15% despite the adverse impact of the U.S. dollar on Canadian and U.K. operations. Capital expenditures will likely total $30-$35 million for the year.

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

RISKS AND UNCERTAINTIES - Sales to the top two customers in the first six months of 2001 and 2000 accounted for 48% and 46%, respectively, of the Company's total sales volumes. The loss of any significant customer or any significant portion of the Company's sales could have a material adverse effect on the Company's operating results and cash flows.

FORWARD LOOKING STATEMENTS - The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other public filings. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future - including statements relating to operations, economic performance, financial condition and achievements of the Company, statements relating to objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies, statements expressing general optimism about future operating results or of the performance of management - are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's views and assumptions, at the times such statements are made, regarding future events and operating performance, and speak only as of such times. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and the description of the litigation involving Channelmark Corporation. Trial was held in this matter in March 2001 and the court entered a judgment against the Company in an immaterial amount on May 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of the Company's shareholders was held on April 18, 2001

(b)  The meeting was held to consider and vote on the following matters:


   MATTERS SUBMITTED TO A VOTE*             FOR          WITHHOLD     NOT VOTED
   ----------------------------         ----------       --------     ---------

To elect directors for a period of
one year:

Colin J. Adair                          41,242,275         63,921         -
W. John Bennett                         41,241,070         65,126         -
C. Hunter Boll                          41,241,875         64,321         -
Serge Gouin                             41,242,250         63,946         -
Thomas M. Hagerty                       40,908,478        397,718         -
Stephen H. Halperin                     41,240,075         66,121         -
David V. Harkins                        41,764,578        541,618         -
True H. Knowles                         41,242,250         63,946         -
Fraser D. Latta                         41,242,275         63,921         -
Donald G. Watt                          41,240,670         65,526         -
Frank E. Weise III                      41,241,856         64,340         -


To appoint PricewaterhouseCoopers       41,165,260         72,154         1,399
LLP as auditors and authorize the
directors to fix their remuneration

                                            FOR          AGAINST      NOT VOTED
                                        ----------      ---------     ---------
To approve the amendment to the         31,408,522      5,149,736     4,707,064
Company's 1986 common share
option plan


*Vote totals include 3,979,072 outstanding Second Preferred Shares, Series 1, which voted on an as converted basis entitling the holders thereof (in the aggregate) to 5,806,877 votes at such meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1 *Asset Purchase Agreement by and among Royal Crown Company Inc., Cott Corporation and BCB USA Corp. dated as of June 13, 2001 (which is incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated July 19, 2001).

10.1 *Credit Agreement dated as of July 19, 2001 between BCB USA Corp., Cott Corporation and The Several Lenders from Time to Time Parties Hereto, Lehman Brothers Inc. as advisor, lead arranger and book manager, First Union National Bank as syndication agent and as working capital term loan facility agent and revolving credit facility agent, Bank of Montreal as Canadian administrative agent and Lehman Commercial paper, Inc. as general administrative agent (which is incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 19, 2001).

10.2 Agreement dated July 3, 2001 amending the Employment Agreement between Cott Corporation and Frank E. Weise III dated June 11, 1998 (filed herewith).

*Certain portions of these exhibits are subject to an application for Confidentiality Treatment.


(b)  Reports on Form 8-K

On August 2, 2001, the Company filed a Current Report on Form 8-K, dated July 19, 2001, with the Securities Exchange Commission to report the acquisition of assets from Royal Crown and the execution of a new US$150 million combined term and revolving credit facility.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COTT CORPORATION
                                        (Registrant)

Date:    August 14, 2001                /S/ Raymond P. Silcock
                                        ________________________________
                                        Raymond P. Silcock
                                        Executive Vice President &
                                        Chief Financial Officer
                                        (On behalf of the Company)


Date:    August 14, 2001                /S/ Tina Dell'Aquila
                                        ________________________________
                                        Tina Dell'Aquila
                                        Vice President, Controller
                                        (Principal accounting officer)