Form 10-Q
period 2001-09-29
COTT CORP /CN/
filed 2001-11-13
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 29, 2001
                                  ---------------------------------------------

Commission File Number              000-19914
                       -----------------------------------

                                COTT CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

         CANADA                                            None
------------------------------------       -------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                           Number)


             207 Queen's Quay W, Suite 340, Toronto, Ontario M5J 1A7
     ----------------------------------------------------------------------
             (Address of principal executive offices) (Postal Code)

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
Yes  X   No
   ----    ----

There were 60,521,592 shares of common stock outstanding as of October 31, 2001. For the quarter ended September 29, 2001, the adjusted weighted average number of shares outstanding on a diluted basis was 69,255,662.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Income for the three and nine months ended September
   29, 2001 and September 30, 2000..............................................................        Page 2
Consolidated Balance Sheets as of September 29, 2001 and December 30, 2000......................        Page 3
Consolidated Statements of Shareowners' Equity as of September 29, 2001 and September 30, 2000..        Page 4
Consolidated Statements of Cash Flows for the nine months ended September 29, 2001
   and September 30, 2000.......................................................................        Page 5
Notes to the Consolidated Financial Statements .................................................        Page 6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations    .........................................................................        Page 12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................        Page 16
Item 2.  Exhibits and Reports on Form 8-K.......................................................        Page 16
Signatures .....................................................................................        Page 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COTT CORPORATION
Consolidated Statements of Income
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                        For the three months ended           For the nine months ended
                                        --------------------------        --------------------------------
                                        SEPTEMBER 29,  SEPTEMBER 30,      SEPTEMBER 29,      SEPTEMBER 30,
                                           2001            2000               2001                2000
                                        ---------       ---------          ---------            ---------
SALES                                   $   302.5       $   263.5          $   837.1            $   767.4
Cost of sales                               252.1           221.3              696.0                643.0
                                        ---------       ---------          ---------            ---------
GROSS PROFIT                                 50.4            42.2              141.1                124.4
Selling, general and administrative
expenses                                     24.2            21.9               72.9                 69.9
                                        ---------       ---------          ---------            ---------
OPERATING INCOME                             26.2            20.3               68.2                 54.5
Other expenses (income), net                 (0.7)           (0.7)              (2.3)                (0.7)
Interest expense, net                         9.1             7.2               22.8                 23.0
                                        ---------       ---------          ---------            ---------
INCOME BEFORE INCOME TAXES                   17.8            13.8               47.7                 32.2
Income taxes - note 3                        (6.7)           (5.9)             (17.0)               (13.4)
                                        ---------       ---------          ---------            ---------
NET INCOME - note 4                     $    11.1       $     7.9          $    30.7            $    18.8
                                        =========       =========          =========            =========

PER SHARE DATA - note 5
NET INCOME PER COMMON  SHARE
    Basic                               $     0.18      $    0.13         $     0.51           $     0.31
    Diluted                             $     0.16      $    0.12         $     0.45           $     0.28





The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                                                     SEPTEMBER 29,           DECEMBER 30,
                                                                                              2001                   2000
                                                                                   ---------------          -------------
                                                                                         Unaudited                Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                          $           8.5          $         7.2
Accounts receivable                                                                          125.8                  109.0
Inventories - note 6                                                                          77.7                   64.0
Prepaid expenses                                                                               2.8                    2.2
                                                                                   ---------------          -------------
                                                                                             214.8                  182.4
PROPERTY, PLANT AND EQUIPMENT - note 7                                                       243.8                  245.0
GOODWILL                                                                                     126.5                  115.2
INTANGIBLES AND OTHER ASSETS                                                                 200.8                   79.0
                                                                                   ---------------          -------------
                                                                                   $         785.9          $       621.6
                                                                                   ===============          =============
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings                                                              $          26.3          $        36.6
Current maturities of long-term debt                                                           5.9                    1.6
Accounts payable and accrued liabilities                                                     125.8                  115.1
                                                                                   ---------------          -------------
                                                                                             158.0                  153.3
LONG-TERM DEBT                                                                               368.4                  279.6
OTHER LIABILITIES                                                                             47.6                   30.2
                                                                                   ---------------          -------------
                                                                                             574.0                  463.1
                                                                                   ===============          =============

MINORITY INTEREST                                                                             28.4                    -
SHAREOWNERS' EQUITY
CAPITAL STOCK
Common shares - 60,424,942 (2000 - 59,868,342) shares issued                                 192.0                  189.1
Second preferred shares, Series 1 - 4,000,000 shares issued                                   40.0                   40.0
DEFICIT                                                                                       (7.2)                 (37.9)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                       (41.3)                 (32.7)
                                                                                   ---------------          -------------
                                                                                             183.5                  158.5
                                                                                   ---------------          -------------
                                                                                   $         785.9          $       621.6
                                                                                   ===============          =============



The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Shareowners' Equity
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                       NUMBER OF      COMMON      PREFERRED      DEFICIT        ACCUMULATED        TOTAL
                                        COMMON        SHARES       SHARES                          OTHER           EQUITY
                                        SHARES                                                 COMPREHENSIVE
                                   (in thousands)                                                 INCOME
                                    ------------   -----------  -----------   ------------     ------------      -----------
Balance at January 1, 2000               59,837    $     189.0  $      40.0   $      (63.3)    $      (23.4)     $     142.3
Options exercised                            14            0.1            -              -                -              0.1
Comprehensive income - note 4
   Currency translation adjustment            -              -            -              -            (11.2)           (11.2)
   Net income                                 -              -            -           18.8                -             18.8
                                    -----------    -----------  -----------   ------------     ------------      -----------
Balance at September 30, 2000            59,851    $     189.1  $      40.0   $      (44.5)    $      (34.6)     $     150.0
                                    ===========    ===========  ===========   ============     ============      ===========
Balance at December 30, 2000             59,868    $     189.1  $      40.0   $      (37.9)    $      (32.7)     $     158.5
Options exercised                           557            2.9            -              -                -              2.9
Comprehensive income - note 4
   Currency translation adjustment            -              -            -              -             (8.6)            (8.6)
   Net income                                 -              -            -           30.7                -             30.7
                                    -----------    -----------  -----------   ------------     ------------      -----------
Balance at September 29, 2001            60,425    $     192.0  $      40.0   $       (7.2)    $      (41.3)     $     183.5
                                    ===========    ===========  ===========   ============     ============      ===========


























The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                                                                         For the nine months ended
                                                                                -----------------------------------------
                                                                                  SEPTEMBER 29,             SEPTEMBER 30,
                                                                                           2001                      2000
                                                                                ---------------           ---------------
OPERATING ACTIVITIES
Net income                                                                      $          30.7           $          18.8
Depreciation and amortization                                                              31.1                      29.1
Deferred income taxes                                                                      16.2                      12.9
Gain on sale of property, plant and equipment                                              (0.2)                        -
Other non-cash items                                                                       (1.2)                      1.0
Net change in non-cash working capital -   note 8                                         (10.2)                      9.9
                                                                                ---------------           ---------------
Cash provided by operating activities                                                      66.4                      71.7
                                                                                ---------------           ---------------
INVESTING ACTIVITIES
Additions to property, plant and equipment                                                (23.4)                    (17.4)
Acquisitions - note 12                                                                   (127.6)                        -
Proceeds from disposal of businesses                                                        2.2                      15.9
Proceeds from disposal of property, plant and equipment                                     1.9                       0.8
Other                                                                                      (3.5)                     (3.0)
                                                                                ---------------           ---------------
Cash used in investing activities                                                        (150.4)                     (3.7)
                                                                                ---------------           ---------------
FINANCING ACTIVITIES
Payments of long-term debt                                                                 (6.7)                     (5.6)
Short-term borrowings                                                                     (10.6)                     (0.3)
Increase in long-term debt                                                                100.0                         -
Issue of common shares                                                                      2.9                       0.1
Other                                                                                         -                      (2.1)
                                                                                ---------------           ---------------
Cash provided by (used in) financing activities                                            85.6                      (7.9)
                                                                                ---------------           ---------------
Net cash used in discontinued operations                                                      -                      (0.2)
Effect of exchange rate changes on cash and cash equivalents                               (0.3)                     (0.8)
                                                                                ---------------           ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1.3                      59.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              7.2                       2.6
                                                                                ---------------           ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $           8.5           $          61.7
                                                                                ===============           ===============








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

NOTE 2 - BUSINESS SEASONALITY

The Company's results for the third quarter and nine months ending September 29, 2001 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are significantly impacted by business seasonality, which arises from higher sales in the second and third quarters versus the first and fourth quarters of the year in contrast to fixed costs such as depreciation, amortization and interest which are not significantly impacted by seasonal trends.

NOTE 3 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision.

                                      For the three months ended                 For the nine months ended
                                   --------------------------------         ---------------------------------
(in millions of U.S. dollars)            SEP 29,            SEP 30,               SEP 29,             SEP 30,
                                            2001               2000                  2001                2000
                                   -------------        -----------         -------------       -------------
Income tax provision based on
    Canadian statutory rates       $        (7.4)       $      (5.9)        $       (19.7)      $       (13.8)
Foreign tax rate differential                0.6                0.6                   1.4                 1.7
Manufacturing and processing
    deduction                                  -                0.2                   0.2                 0.4
Decrease in valuation
    allowance                                1.2                  -                   4.4                   -
Adjustment due to decrease in
    tax rates                                  -                  -                  (1.5)                  -
Non-deductible items                        (1.1)              (0.8)                 (1.8)               (1.7)
                                   -------------        -----------         -------------       -------------
                                   $        (6.7)       $      (5.9)        $       (17.0)      $       (13.4)
                                   =============        ===========         =============       =============

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited

NOTE 4 - COMPREHENSIVE INCOME

                                              For the three months ended                For the nine months ended
                                          ----------------------------------        ----------------------------------
(in millions of U.S. dollars)                   SEP 29,              SEP 30,              SEP 29,              SEP 30,
                                                   2001                 2000                 2001                 2000
                                          -------------       --------------        -------------       --------------
Net income                                $        11.1       $          7.9        $        30.7       $         18.8
Foreign currency translation                          -                 (3.8)                (8.6)               (11.2)
                                          -------------       --------------        -------------       --------------
                                          $        11.1       $          4.1        $        22.1       $          7.6
                                          =============       ==============        =============       ==============

NOTE 5 - INCOME PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of exercising stock options and converting the preferred shares, only if dilutive.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                              For the three months ended                For the nine months ended
                                          -----------------------------------      ------------------------------------
(in thousands)                                     SEP 29,            SEP 30,               SEP 29,             SEP 30,
                                                      2001               2000                  2001                2000
                                          ----------------    ---------------      ----------------      --------------
Weighted average number of shares
    outstanding - basic                             60,398             59,850                60,171              59,848
Dilutive effect of stock options                     2,572                319                 2,073                 349
Dilutive effect of second preferred
    shares                                           6,286              6,286                 6,286               6,286
                                          ----------------    ---------------     ----------------      --------------
Adjusted weighted average number
    of shares outstanding - diluted                 69,256             66,455                68,530              66,483
                                          ----------------    ---------------      ----------------      --------------

As of September 29, 2001, the Company has the following equity instruments outstanding: 60,424,942 common shares, 5,667,610 common share stock options and 4,000,000 second preferred shares convertible into 5,987,097 common shares and entitled to 5,987,097 votes.

NOTE 6 - INVENTORIES

(in millions of U.S. dollars)                                                 SEPTEMBER 29,            DECEMBER 30,
                                                                                       2001                    2000
                                                                            ---------------         ---------------
Raw materials                                                               $          24.7         $          21.3
Finished goods                                                                         43.4                    34.3
Other                                                                                   9.6                     8.4
                                                                            ---------------         ---------------
                                                                            $          77.7         $          64.0
                                                                            ===============         ===============

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

(in millions of U.S. dollars)                                                 SEPTEMBER 29,            DECEMBER 30,
                                                                                       2001                    2000
                                                                            ---------------         ---------------
Cost                                                                        $         407.5         $         390.1
Accumulated depreciation                                                             (163.7)                 (145.1)
                                                                            ---------------         ---------------
                                                                            $         243.8         $         245.0
                                                                            ===============         ===============

NOTE 8 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

(in millions of U.S. dollars)                                                 SEPTEMBER 29,           SEPTEMBER 30,
                                                                                       2001                    2000
                                                                           ---------------         ---------------
Decrease (increase) in accounts receivable                                 $         (13.8)        $          (8.4)
Decrease (increase) in inventories                                                    (7.5)                   (0.9)
Decrease (increase) in prepaid expenses                                               (0.7)                    0.1
Increase (decrease) in accounts payable and accrued liabilities                       11.8                    19.1
                                                                           ---------------         ---------------
                                                                           $         (10.2)        $           9.9
                                                                           ===============         ===============

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

NOTE 10 - SEGMENT REPORTING

The Company produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the U.S., Canada and the United Kingdom (U.K.) and other smaller International (Int'l) operations. The Company manages its beverage business by geographic segments as described below:

FOR THE THREE MONTHS ENDED              UNITED         CANADA           U.K. &        CORPORATE         TOTAL
        SEPTEMBER 29, 2001              STATES                          INT'L          & OTHER
----------------------------------------------------------------------------------------------------------------
(in millions of U.S. dollars)
External sales                       $     214.5    $        43.8    $       44.0     $      0.2     $     302.5
Intersegment sales                           0.4              5.4             0.2           (6.0)            -
Depreciation and amortization                6.5              1.7             1.9            0.9            11.0
Operating income (loss)                     25.4              4.0            (0.4)          (2.8)           26.2
Total assets                               531.1            143.2           161.3          (49.7)          785.9
Additions to property, plant and
equipment                                    3.8              0.7             1.1            1.5             7.1
----------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED              UNITED         CANADA           U.K. &        CORPORATE         TOTAL
        SEPTEMBER 30, 2000              STATES                          INT'L          & OTHER
----------------------------------------------------------------------------------------------------------------
(in millions of U.S. dollars)
External sales                       $      176.2   $       44.6     $       42.4     $      0.3     $     263.5
Intersegment sales                            1.1            4.3              -             (5.4)            -
Depreciation and amortization                 5.3            1.9              2.3            0.3             9.8
Operating income (loss)                      16.8            4.6              1.8           (2.9)           20.3
Total Assets (December 30, 2000)            427.5           143.7            157.5        (107.1)          621.6
Additions to property, plant and
equipment                                     4.1            0.4              0.9            0.1             5.5
----------------------------------------------------------------------------------------------------------------

COTT CORPORATION
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
Unaudited

NOTE 10 - SEGMENT REPORTING (continued)


FOR THE THREE MONTHS ENDED              UNITED         CANADA           U.K. &        CORPORATE         TOTAL
        SEPTEMBER 29, 2001              STATES                          INT'L          & OTHER
----------------------------------------------------------------------------------------------------------------
(in millions of U.S. dollars)
External sales                       $     602.9    $       124.8    $      109.2     $      0.2     $     837.1
Intersegment sales                           1.5             11.4             0.2          (13.1)            -
Depreciation and amortization               18.6              5.0             5.9            1.6            31.1
Operating income (loss)                     68.7             11.3            (1.6)         (10.2)           68.2
Total assets                               531.1            143.2           161.3          (49.7)          785.9
Additions to property, plant and
equipment                                   13.5              2.8             3.6            3.5            23.4
----------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED              UNITED         CANADA           U.K. &        CORPORATE         TOTAL
        SEPTEMBER 30, 2000              STATES                          INT'L          & OTHER
----------------------------------------------------------------------------------------------------------------
(in millions of U.S. dollars)
External sales                         $      510.5   $      132.2     $      123.8    $       0.9     $   767.4
Intersegment sales                              3.4           11.4              -            (14.8)          -
Depreciation and amortization                  15.0            6.0              6.9            1.2          29.1
Operating income (loss)                        46.9           12.3              4.0           (8.7)         54.5
Total assets (December 30, 2000)              427.5           143.7            157.5        (107.1)        621.6
Additions to property, plant and
equipment                                      12.4            1.1              2.5            1.4          17.4
----------------------------------------------------------------------------------------------------------------

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the nine months ended September 29, 2001, sales to two major customers accounted for 35% and 12% respectively, of the Company's total sales (33% and 12% - September 30, 2000).

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 11 - ACCOUNTING DEVELOPMENTS

On June 29, 2001, the FASB unanimously approved the issuance of two statements, Statement 141,"Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. Beginning January 1, 2002, the Company will no longer amortize its goodwill. Goodwill and intangibles will be reviewed for impairment using the new guideline. Intangible assets acquired as part of the Royal Crown acquisition have not been amortized as they have an indefinite life. The Company is currently reviewing the statements to determine the effect on the financial statements.

NOTE 12 - ACQUISITIONS

Effective July 19, 2001, the Company completed an acquisition of certain assets of Royal Crown Company Inc. ("Royal Crown"). The purchased assets included intellectual property, licenses and permits, equipment, working capital, and the manufacturing facility used by Royal Crown in the production of concentrate. The Company intends to use the concentrate assets to produce all of its concentrate requirements previously produced for the Company by Royal Crown. In addition, the Company also acquired the assets of the Royal Crown international business, which encompasses the Royal Crown branded business outside the United States, Canada, Mexico and certain U.S. territories. The total purchase price was US $94 million, before adjustments. The Company funded the acquisition with proceeds from a new US $100 million secured credit facility. In conjunction with the financing for the acquisition, the Company replaced its $40 million revolving credit facility with a $50 million revolving loan subject to available collateral.

Effective September 25, 2001, the Company formed a new business combination with Polar Corp. ("Polar"), the leading independent retailer-brand beverage supplier in New England, to enhance its position and customer base in the Northeastern US. Through a wholly-owned subsidiary, the Company invested $29.5 million in cash in a new business venture, Northeast Retailer Brands LLC ("LLC"). The Company will have an indirect 51% ownership interest in the LLC, and Polar, together with its wholly-owned subsidiary, will have a 49% interest.

The results of operations for the business acquisitions have been included from the acquisition dates and the preliminary allocation of acquisition costs was based on the fair value of net assets acquired as follows:

                                                                                   NORTHEAST
(in millions of U.S dollars)                        ROYAL CROWN              RETAILER BRANDS
                                       ------------------------      -----------------------
Current assets                         $                    9.7      $                   4.3
Property, plant & equipment                                 5.0                            -
Customer list                                                 -                         54.1
Goodwill                                                    5.2                            -
Intangible rights                                          80.4                            -
                                       ------------------------      -----------------------
                                                          100.3                         58.4
                                       ------------------------      -----------------------
Current liabilities                                       (2.7)                            -
Minority interest                                             -                       (28.4)
                                       ------------------------      -----------------------
Acquisition cost                       $                   97.6      $                  30.0
                                       ========================      =======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cott Corporation is the world's largest supplier of retailer brand soft drinks, with concentrate production, manufacturing, distribution, marketing, product development and customer service facilities in the U.S., Canada, and the U.K. & Int'l. The Company is focused on growing sales and building volume with key customers, reducing costs and improving margins and continuing to drive innovation in the retailer brand beverage category.

RESULTS OF OPERATIONS

The Company reported its eleventh consecutive profitable quarter, posting a net income of $11.1 million or $0.16 per diluted share for the third quarter of 2001, a 41% increase compared with $7.9 million or $0.12 per diluted share reported in the third quarter of 2000. For the first nine months of 2001, earnings per diluted share of $0.45 exceeded the first nine months of 2000 by 61%. For the first nine months of 2001, net income grew to $30.7 million from $18.8 million for the comparable period of 2000. Operating efficiencies in manufacturing and distribution systems, together with the Concord acquisition, led to the growth in net income.

SALES - Sales were $302.5 million for the third quarter of 2001, up 14.8% from $263.5 million in the third quarter of 2000. For the first nine months of 2001, sales at $837.1 million were 9.1% higher than the $767.4 million for the corresponding period last year. Excluding the impact of Concord and other acquisitions, sales were up approximately 5% from the third quarter of 2000 and flat with nine months of 2000. Case sales in the third quarter of 2001 improved by 24.3% versus the third quarter of 2000 and in the first nine months of 2001 case sales were up 14.8% versus the same period last year. Excluding the Concord acquisition, sales volume grew 6.6% in the third quarter and 3.0% in the first nine months compared to the corresponding periods last year. The Company continued to focus on customer service excellence and product innovation which contributed to the sales volume growth.

Sales in the U.S. during the third quarter of 2001 increased to $214.5 million, up 21.7% from $176.2 million in the third quarter of 2000. Similarly, in the first nine months of 2001, sales were up $92.4 million or 18.1% from the same period of last year. The Concord acquisition contributed 12.4% to the U.S. sales gain in quarter three of 2001 and 12.9% to the first nine months of 2001 compared to the same period last year.

Sales in Canada were $43.8 million for the third quarter of 2001 and $124.8 million for the first nine months of 2001, down 1.8% and 5.6%, respectively from the comparable periods last year. A combination of competitive pressures and a weaker Canadian currency contributed to lower than anticipated results.

Sales in the U.K. & Int'l increased by 3.8% in the third quarter of 2001 but declined 11.8% in the first nine months of 2001 compared to the same period last year. Excluding the Royal Crown International (RCI) acquisition, sales in the third quarter were flat against third quarter 2000. However, the decline in sales for the first nine months of 2001 was equally affected by a weaker pound sterling and price deflation in the grocery sector, which continued to impact retail grocery and wholesaler prices in the U.K. Sales volume was up 35.1% in the third quarter and 8.6% for the year compared to the same period in 2000, largely due to the acquisition of RCI.

GROSS PROFIT - Gross profit increased 0.7 percentage points to 16.7% in the third quarter of 2001 compared to 16.0% in the third quarter of 2000. This improvement resulted from gains in production efficiency and favorable package mix. For the first nine months of 2001, gross profit rose from 16.2% to 16.9% compared to the first nine months of 2000. Gross margin from sales in the U.K & Int'l suffered, falling 5.2 basis points from 15.9% to 10.7% for the nine month period of 2001 versus 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A of $24.2 million in the third quarter of 2001 was 10.5% higher from the third quarter of last year, an increase related almost entirely to Concord and current year's acquisitions. For the first nine months of 2001 SG&A was $72.9 million up 4.3% from the same period a year ago.

INTEREST EXPENSE - Net interest expense was $9.1 million in the third quarter of 2001 as compared with $7.2 million for the third quarter of 2000. The majority of the $1.9 million increase was attributable to expenses related to servicing credit drawn from a new credit facility established in July 2001. Despite the additional interest expense in the first nine months of 2001, net interest expense of $22.8 million was down $0.2 million from the same period last year. In the third quarter of 2000, the Company had in place its U.K. term loan, which was repaid in the fourth quarter of 2000.

INCOME TAXES - The Company recorded an income tax provision of $6.7 million for the third quarter of 2001 and $17.0 million for the first nine months of 2001 as compared with $5.9 million and $13.4 million for the respective periods of last year, which primarily reflected the increase in income before income taxes.

For the first nine months of 2001, the overall effective tax rate was 35.6% compared with 41.6% in the first nine months of 2000. This reduction in the effective tax rate was primarily a result of recognizing the previously unrecorded tax benefit on losses by decreasing the valuation allowance.

FINANCIAL CONDITION - Cash flow generated by operations was $35.6 million for the third quarter of 2001 and $66.4 million for the first nine months of 2001, down $18.1 million and $5.3 million respectively, versus the same period last year. Increase in cash from higher income from operations was more than offset by higher working capital needs versus the third quarter of 2000.

As of the third quarter 2001, the Company's cash and cash equivalents were $8.5 million, $53.2 million lower than third quarter of 2000 and $1.3 million higher than those as of December 30, 2000. Business acquisitions totaling $127.6 million were funded by a $100.0 million new term credit facility with the balance from continuing operations. Cash from operations was also used to repay $6.0 million of long term debt in the quarter. During the same period last year, the Company received proceeds of $15.9 million from divestitures compare to only $2.2 million this year.

At September 29, 2001, approximately $48.7 million of the maximum committed credit facility of $64.7 million and $11.1 million of the demand credit facility in the U.K. were available for use.

CAPITAL EXPENDITURES - Capital expenditures were $7.1 million for the third quarter of 2001 and $23.4 million for the first nine months of 2001 compared with $5.5 million and $17.4 million for the same periods of 2000. The Company's capital spending policy favors projects with an expected internal rate of return above 30%, in addition to those required for essential maintenance, safety and regulatory compliance. New capital projects in 2001 included installation of purified drinking water systems in the Texas and North Carolina plants, warehouse improvements in the Texas plant, the organics carbonated soft drink project at the Kegworth plant and a Company-wide information systems implementation.

LONG-TERM DEBT - As of September 29, 2001, the Company's long-term debt totaled $374.3 million as compared with $281.2 million as of December 30, 2000 and $314.8 million as of September 30,

2000. As of the third quarter 2001, debt consisted of $276.4 million in senior unsecured notes, $96.5 million of a secured term loan and $1.4 million of other term debt. The Company is exposed to minimal interest rate risk as the senior unsecured notes are at fixed rates and the secured term loan is fixed for periods of three to twelve months.

Management believes the Company has the financial resources to meet its ongoing cash requirements for operations and capital expenditures as well as its other financial obligations.

OUTLOOK - For the current year, the Company anticipates earnings of $0.54-$0.56 per diluted share, sales growth in the range of 10-12% and EBITDA of approximately $140 million, despite the adverse impact of the relative strength of the U.S. dollar on Canadian and U.K. operations. Capital expenditures will likely total $35 million for the year.

The carbonated soft drink industry continues to experience positive growth. However, price and other competition from global and regional brands means that the Company's major opportunity for growth depends on management's execution of critical strategies and on retailers' continued commitment to their retailer brand soft drink programs. One of these strategies is to become a fully integrated beverage company. In pursuit of this strategy, in July 2001, the Company acquired from Royal Crown intellectual property, a concentrate manufacturing facility and other assets used to produce all its concentrate requirements previously produced by Royal Crown. Another strategy the Company is following is to expand the business through acquisitions and alliances. In pursuit of this strategy, in September 2001, the Company formed a business combination with Polar Corp. to enhance its position and customer base in the Northeastern US. The Company's strategy also involves growing sales through the regular pursuit of new customers. The Company does not predict the success or timing of such efforts.

RISKS AND UNCERTAINTIES - Sales to the top two customers in the first nine months of 2001 and 2000 accounted for 47% and 45%, respectively, of the Company's total sales volumes. The loss of any significant customer or any significant portion of the Company's sales could have a material adverse effect on the Company's operating results and cash flows.

There are significant risks and uncertainties associated with realizing the Company's strategies for growth. These include the stability of procurement costs for raw materials used in the Company's beverage business, national brand pricing and promotional strategies and currency fluctuations. In order to mitigate these risks, the Company has entered into long-term contracts with certain suppliers of its raw materials, some of which are on an exclusive basis. One major supplier has advised the Company that it is seeking to renegotiate its existing contract with the Company. The Company does not believe that this supplier has any right under the contract to require renegotiation or that any reasonably likely outcomes will have a material adverse impact on its business, although no assurances can be given that they will not.

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

-        The ability to integrate acquired businesses into its operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and the Company's Form 10-Q for the quarter ended June 30, 2001. Subsequent to September 29, 2001, the litigation involving Lemelson Medical, Education & Research Foundation, Limited Partnership was settled for an amount that is not material to the Company.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

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

10.2 Agreement dated July 3, 2001 amending the Employment Agreement between Cott Corporation and Frank E. Weise III dated June 11, 1998 (which is incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended June 30, 2001).

*Certain portions of these exhibits are subject to an application for Confidentiality Treatment.

(b)      Reports on Form 8-K

On August 2, 2001, the Company filed a Current Report on Form 8-K, dated July 19, 2001, with the Securities Exchange Commission to report the acquisition of assets from Royal Crown and the execution of a new US$150 million combined term and revolving credit facility.

On October 4, 2001, the Company filed a current report on Form 8-K, dated September 25, 2001 with the Securities and Exchange Commission to report its investment in Northeast Retailer Brands LLC with Polar Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COTT CORPORATION
                                        (Registrant)

Date:    November 12, 2001              /S/ Raymond P. Silcock
                                        ----------------------------------------
                                        Raymond P. Silcock
                                        Executive Vice President &
                                        Chief Financial Officer
                                        (On behalf of the Company)


Date:    November 12, 2001              /S/ Tina Dell'Aquila
                                        ----------------------------------------
                                        Tina Dell'Aquila
                                        Vice President, Controller
                                        (Principal accounting officer)