Form 10-K
period 2001-12-29
COTT CORP /CN/
filed 2002-03-08
CIK 884713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____to_____

                        Commission file number 000-19914

                                Cott Corporation

             (Exact Name of Registrant as Specified in Its Charter)

             Canada                                         None
 (State or Other Jurisdiction of            (IRS Employer Identification No.)
  Incorporation or Organization)

     207 Queen's Quay West, Suite 340
            Toronto, Ontario                               M5J 1A7
 (Address of principal executive offices)                 (Zip Code)

                                ----------------
       Registrant's telephone number, including area code: (416) 203-3898

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common Shares without nominal or par value
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of the common equity held by non-affiliates of the registrant as of February 28, 2002 (based on the closing sale price of the registrant's common stock as reported on The Nasdaq Stock Market on such date) was $774,010,196.

         The number of shares outstanding of the registrant's common stock as of February 28, 2002 was 61,526,622.

                       Documents Incorporated by Reference

         Portions of the registrant's 2001 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV.

         Portions of the registrant's definitive proxy statement, to be filed within 120 days of December 29, 2001, are incorporated by reference in Part III.

         Such reports, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
                                     PART I

Item 1.   Business...................................................................................5

Item 2.   Properties................................................................................12

Item 3.   Legal Proceedings.........................................................................12

Item 4.   Submission of Matters to a Vote of Security Holders.......................................13

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareowner Matters..................15

Item 6.   Selected Financial Data...................................................................16

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....16

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk................................16

Item 8.   Financial Statements and Supplementary Data...............................................16

Item 9.   Changes in and Disagreements with Accountants and Financial Disclosure....................17

                                    PART III

Item 10.  Executive Officers and Directors..........................................................18

Item 11.  Executive Compensation....................................................................18

Item 12.  Security Ownership of Certain Beneficial Owners and Management............................18

Item 13.  Certain Relationships and Related Transactions............................................18

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................19


                                ----------------


Cott's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP") in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and Cott's future results. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include, but are not limited to, statements that relate to projections of revenues, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to Cott's business strategy, goals and expectations concerning its market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should," "will," and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference.

         Although Cott believes the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could be incorrect. Cott's operations involve risks and uncertainties, many of which are outside its control, and any one or a combination of which could also affect whether the forward-looking statements ultimately prove to be correct.

         Actual results and trends in the future may differ materially from forward-looking statements depending on a variety of factors, and are qualified in their entirety by reference to the factors described in this report including, but not limited to:

         o loss of key customers, particularly Wal-Mart, and the commitment of private label beverage customers to their private label beverage programs;

         o increases in competitor consolidations and other market-place competition, particularly among branded beverage products;

         o Cott's ability to identify and acquire acquisition candidates and to integrate into its operations the businesses and product lines that are acquired;

         o fluctuations in the cost and availability of beverage ingredients and packaging supplies, and Cott's ability to maintain favorable arrangements and relationships with its suppliers;

         o unseasonably cold or wet weather, which could reduce demand for Cott's beverages;

         o Cott's ability to protect the intellectual property inherent in new and existing products;

         o adverse rulings, judgments or settlements in Cott's existing litigation, and the possibility that additional litigation will be brought against Cott;

         o product recalls or changes in or increased enforcement of the laws and regulations that affect Cott's business;

         o currency fluctuations that adversely affect the exchange between the U.S. dollar on one hand and the pound sterling, the Canadian dollar and other currencies on the other hand;

         o        changes in interest rates;

         o changes in consumer tastes and preference and market demand for new and existing products;

         o        changes in general economic and business conditions; and

         o        increased acts of terrorism or war.


         Many of these factors are described in greater detail in this report and in other filings with the SEC. All future written and oral forward-looking statements attributable to Cott or persons acting on Cott's behalf are expressly qualified in their entirety by the previous statements. These statements are made as of the date of this report. Cott undertakes no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances that Cott may become aware of after the date of this report. Undue reliance should not be placed on forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

         Cott Corporation is the leading supplier of premium quality retailer brand carbonated soft drinks in the United States, Canada and the United Kingdom. Cott operates its United States business through an indirect wholly owned subsidiary, Cott Beverages Inc., its Canadian business through the Cott Beverages Canada division and its United Kingdom business through an indirect wholly owned subsidiary, Cott Beverages Ltd. In addition to carbonated soft drinks, product lines include clear, sparkling flavored beverages, juices and juice-based products, bottled water, energy drinks and iced teas. Cott's products are sold principally under customer controlled private labels, but Cott also offers product under brand names that it either owns or licenses from others.

         Cott Corporation was incorporated in 1955 and is governed by the Canada Business Corporations Act and its registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3. Cott's principal executive offices are located at 207 Queen's Quay West, Suite 340, Toronto, Ontario, Canada M5J 1A7.

NARRATIVE DESCRIPTION OF THE BUSINESS

         Since 1998, Cott has taken several steps to strengthen its management team and strategic focus. Management identified and addressed challenges during this transitional period and initiated a turnaround based on a three pronged strategy to:

         o focus on carbonated soft drink business in core geographic markets of the United States, Canada and the United Kingdom;

         o        fix the cost structure for its product lines; and

         o        strengthen its business generally.

         For 2002, Cott intends to build on the turnaround strategy begun in 1998, and to broaden its strategy to:

         o expand its business in core markets by increasing market share, winning new customers, developing new products and exploring new channels;

         o make acquisitions or alliances to transform the business structure to serve a growing customer base;

         o build world class teams by empowering employees, by communicating standards of excellence and accountability and by leveraging best practices; and

         o drive margins and cash flow by focusing on cash return on assets, improving working capital turns, enriching product mix and gaining efficiencies by applying Six Sigma across operations.

         Since 1995, Cott has expanded and strengthened its production and distribution capabilities in core geographic markets through a series of acquisitions and capital investments. Over 85% of Cott's beverages are produced in owned or leased facilities or by third party manufacturers under long-term contract with Cott. Acquisitions over the last five years include:

         o in January 1997, Cott acquired the rights to the private label carbonated soft drink business of Premium Beverage Packers, Inc., including a long-term packing agreement through which Cott secured approximately 75% of Premium's carbonated soft drink production capacity at its plant in Wyommissing, Pennsylvania;

         o in March 1997, Cott acquired Texas Beverage Packers, Inc., a carbonated soft drink manufacturer with a plant in San Antonio, Texas;

         o in 1997, Cott completed the construction of two new beverage production facilities, one in Wilson, North Carolina and one in Tampa, Florida;

         o in the fall of 1997, Cott acquired Hero Drinks Group (UK) Limited, through which it acquired Hero's state of the art manufacturing facilities and established customer base;

         o in the fall of 2000, Cott acquired the Honickman Group's retailer brand beverage business, through which it acquired a carbonated soft drink manufacturing facility in Concordville, Pennsylvania, an established customer base and rights to the Vintage (TM) brand of seltzer water;

         o in July 2001, Cott acquired the right to manufacture the retailer brand concentrate that it formerly obtained under a long-term supply contract with the Royal Crown unit of Cadbury Schweppes plc, and gained ownership of unique formulas, proprietary information, a concentrate manufacturing facility and RC's international business; and

         o in September 2001, Cott formed a new business venture with Polar Corp., the leading independent retailer brand beverage supplier in New England, to enhance its position and customer base in the Northeast United States. Cott has a 51% interest and consolidates the new venture in its financial statements.

         In recent years, Cott has grown its business and beverage offerings primarily through acquisitions of other companies, new product lines and growth with key customers. A part of Cott's strategy is to continue to expand its business through acquisitions. To succeed in this strategy, Cott must identify appropriate acquisition or strategic alliance candidates.

         As Cott seeks to expand its operations, it expects to encounter a number of risks, including:

         o the need to add additional management and other critical personnel;

         o the need to add additional equipment and capacity or third party manufacturing arrangements;

         o the risk of failing to predict shifts in consumer preferences and to match its acquisition strategy to these shifts;

         o the risk associated with increasing the scope, geographic diversity and complexity of its operations;

         o the risk related to assuming the liabilities of the businesses and product lines that Cott acquires; and

         o the risk that Cott's acquisitions will not result in the operating efficiencies or other benefits that it anticipates.

         Cott cannot provide assurance that acquisition opportunities will be available, that it will have access to the capital required to finance potential acquisitions, that it will continue to acquire businesses and product lines or that any of the businesses or product lines that it acquires will be integrated successfully into the business or prove profitable.

         Cott's strategy of focusing on the beverage business within core geographic markets led Cott to divest the following non-strategic operations:

         o        the Australian beverage operations, which were sold in April
                  1999;

         o        the frozen food business, which was sold in May 1999;

         o the packaging design business, which was sold in May 1999, subject to an agreement by which the new owners committed to provide ongoing creative services to Cott at competitive rates for ten years from the date of sale;

         o the Featherstone carbonated soft drink manufacturing plant and related business in the United Kingdom, which were sold in May 1999;

         o a substantial portion of its minority interest in Menu Foods Limited (a pet food manufacturer), which was sold in August 1999;

         o the polyethylene terephthalate ("PET") preform manufacturing plant in Leland, North Carolina and the PET bottle blowing equipment in three of the carbonated soft drink manufacturing plants in the United States, which were sold to Schmalbach-Lubeca Plastic Containers USA, Inc. in April 2000, in connection with which Cott entered into a long-term supply agreement with Schmalbach for PET bottles in the United States; and

         o the U.K. PET preform manufacturing business, which was sold in October 2000.

         In prior years, Cott disposed of its bottling operations in Norway and South Africa, and its beer and snack food businesses.

         Recognizing the need for sustained long-term growth combined with increased efficiency, Cott began a restructuring of its worldwide operations in the fall of 1998 to centralize its organizational structure in each of three core geographic markets. As a result of these efforts, Cott now operates its Canadian business through the Cott Beverages Canada division, its United States operations through its indirect wholly owned subsidiary, Cott Beverages Inc., and its U.K. operations through its indirect wholly owned subsidiary, Cott Beverages Ltd.

         In addition to changes in management and strategic focus, in July of 1998 Cott's shareowner composition underwent a significant transition. Along with various members of the Pencer family, Cott completed a transaction involving Thomas H. Lee Company and various of its related and affiliated entities in which they purchased an aggregate of:

         o 10,000,000 of common shares and an option to purchase an additional 5,000,000 of common shares from members of the Pencer family; and

         o 4,000,000 of Convertible Participating Voting Second Preferred Shares, Series 1, that are entitled to voting rights together with the common shares on an as converted basis.

         As a result of the transaction, upon exercise of the option and conversion of the preferred shares, Thomas H. Lee Company and its affiliates would own approximately 33.7% of the outstanding common shares on a fully diluted basis.

         Additionally, in November 1999, Cott granted Thomas H. Lee Company and its affiliates the right to purchase up to an additional 5% of the outstanding voting shares on the open market. As of February 28, 2002, to Cott's knowledge and based upon a review of public disclosure documents, the right to purchase the additional 5% of voting shares had not been exercised. As consideration for the grant of this right, Thomas H. Lee Company and its affiliates granted to Cott's Chairman of the Board a proxy to vote enough of their voting shares to ensure that at no time will Thomas H. Lee Company and its affiliates have voting rights in respect of more than 35% of the voting shares on a fully diluted basis. Thomas H. Lee Company and its affiliates have also agreed not to exercise any options to acquire more of the common shares if, after giving effect to such exercise, they would have the power to vote or hold more than 35% of the voting shares on a fully diluted basis. The voting agreement expires on the first to occur of the sale or other arm's length disposition by Thomas H. Lee Company and its affiliates or the Pencer family shareowners of the voting shares of Cott covered by the agreement together with other shares subject to options granted to the Pencer family shareowners, and the expiration of the option to purchase 5,000,000 common shares of Cott granted by the Pencer family shareowners to Thomas H. Lee Company and its affiliates. Cott anticipates converting the preferred shares to common shares on or before July 7, 2002.

FINANCIAL INFORMATION ABOUT SEGMENTS

         For financial information about segments, see note 26 to the consolidated financial statements, found on pages 46 and 47 of the 2001 Annual Report to Shareowners, which is incorporated in this report by reference.

PRINCIPAL PRODUCTS AND PRINCIPAL MARKETS

         Cott's principal markets are in the United States, Canada and the United Kingdom. Although Cott produces the majority of its products under private labels for sale to retail customers, it also sells proprietary products that include brands that Cott either owns or licenses from others.

         Approximately 80% of Cott's beverages produced in the United States were manufactured in facilities that are either owned or leased by Cott or by third party manufacturers with whom Cott has long-term packing agreements. Cott manufactures virtually all of the Canadian and United Kingdom beverages in facilities that it either owns or leases. Cott relies on third parties to produce and distribute products in areas or markets where it does not have its own production facilities, such as continental Europe, or when additional production capacity is required.

         In 2001, sales of beverages, including concentrates, represented 100% of total sales revenues, as compared to 100% in 2000 and 99.7% in 1999. Sales of beverages in the United States totaled $779.4 million in 2001; $657.3 million in 2000; and $596.8 million in 1999. Sales of beverages in Canada totaled $163.7 million in 2001; $169.7 million in 2000; and $172.1 million in 1999. Sales of beverages, including concentrates, in the United Kingdom and International totaled $146.5 million in 2001; $162.6 million in 2000; and $210.7 million in 1999. Total sales revenue attributable to all countries other than Canada totaled $926.4 million in 2001; $820.9 million in 2000; and $818.8 million in 1999. Cott believes that the opportunity exists to increase sales of beverages in various markets by:

         o        leveraging existing customer relationships;

         o        obtaining new customers;

         o        exploring new channels of distribution; and

         o        increasing its presence in the alternative beverage segment.

         Cott distributes beverages in a variety of ways. Sales in the United States and Canada are either:

         o        picked up by customers at Cott's facilities;

         o        distributed to store locations using third-party distributors;
                  or

         o delivered by Cott or a common carrier to either the customer's distribution centers or directly to retail locations.

         In the United Kingdom, Cott generally uses third-party carriers to deliver products to the customer's distribution centers or directly to stores, although a few customers collect products directly from the point of manufacture.

         Cott may be liable if the consumption of any of its products causes injury, illness or death. Cott also may be required to recall some of its products if they become contaminated or are damaged or mislabeled. A significant unfavorable product liability judgment or a widespread product recall could have a material adverse effect on the results of operations or cash flows. As of February 28, 2002, Cott was insured against product liability claims with a limitation of $65 million and product recalls with a limitation of $10 million, a $2 million deductible, and a 20% coinsurance provision. Cott cannot provide assurance that its insurance coverage will be adequate.

INGREDIENTS AND PACKAGING SUPPLIES

         The principal ingredients required to produce Cott's products are concentrate, sweeteners and carbon dioxide. Since July 2001, Cott makes most of the concentrates it needs using ingredients from third parties and sources the remaining concentrates and other ingredients from outside vendors. In July 2001, Cott purchased the right to the retailer brand concentrate that it formerly obtained under a long-term supply contract with the Royal Crown unit of Cadbury Schweppes plc. With this acquisition, Cott also gained ownership of unique formulas, proprietary information, a concentrate manufacturing facility and RC's international business. Cott purchases its primary packaging supplies, including PET bottles, caps and preforms, cans and lids, labels, cartons and trays, from outside vendors.

         Cott has a variety of suppliers for many of its materials, and it maintains long-standing relationships with many of these suppliers. Cott typically enters into annual supply arrangements rather than long-term contracts with suppliers, but has long-term agreements with respect to some of its key packaging supplies, such as aluminum cans and lids and PET bottles, and some key ingredients, such as artificial sweeteners. If Cott is forced to replace one or more of these key suppliers, ingredient and packaging supply costs may increase or decrease.

         None of the ingredients or packaging supplies that are used to produce or package Cott's products are currently in short supply, although the supply of specific ingredients and packaging supplies could be adversely affected by economic factors such as industry consolidation, energy shortages, governmental controls, labor disputes, weather conditions and other factors.

         The underlying commodity costs of the ingredients and packaging supplies, such as resin for PET, aluminum for cans, and high fructose corn syrup, are cyclical and historically have been subject to price volatility. The majority of Cott's contracts allow suppliers to alter the costs they charge for ingredients and packaging supplies based on changes in commodity costs, and in some cases other factors, at certain predetermined times and subject to defined guidelines. As a result, Cott bears the risk of shifts in the market costs of these commodities. A portion of the ingredients and packaging supplies are subject to fixed prices for one-year terms, after which Cott typically negotiates new terms based upon prevailing market conditions. If the cost of these ingredients or packaging supplies increases, Cott may be unable to pass these costs along to customers through corresponding or contemporaneous adjustments to the selling prices.

TRADE SECRETS, TRADEMARKS AND LICENSES

         Cott sells the majority of its beverages to private label customers who own the trademarks associated with those products. Cott is the registered owner of various trademarks, most notably Cott(TM) in North America, as well as Stars & Stripes(TM), Vess(TM) and Vintage(TM) in the United States and Fruitfull(TM), Edge(TM) and Red Rooster(TM) in the U.K. In 2001, Cott acquired the rights to the Cott(TM) trademark in the United States from an unrelated third party. Cott is licensed to use certain trademarks, including Chubby(TM) in Canada and RC(TM) in certain regions of Canada, and Benshaws(TM) and Carters(TM) in the United Kingdom.

         Cott's success depends in part on its intellectual property. To protect this intellectual property, Cott relies principally on contractual restrictions (such as nondisclosure and confidentiality agreements) in agreements with employees, consultants and customers, and on the common law of trade secrets and proprietary "know-how." Cott also relies on trademark protection.

         Cott may not be successful in protecting its intellectual property for a number of reasons, including:

         o competitors may independently develop intellectual property that is similar to or better than Cott's;

         o employees, consultants and customers may not abide by their contractual agreements and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;

         o foreign intellectual property laws may not adequately protect Cott's intellectual property rights; and

         o        trademarks may be challenged, invalidated or circumvented.

         If Cott is unable to protect its intellectual property, it would weaken Cott's competitive position, and it could face significant expense to protect or enforce intellectual property rights.

         If Cott is found to infringe on the intellectual property rights of others, it could incur significant damages, be enjoined from continuing to manufacture, market or use the affected product, or be required to obtain a license to continue manufacturing or using the affected product. A license could be very expensive to obtain or may not be available at all. Similarly, changing products or processes to avoid infringing the rights of others may be costly or impracticable.

         Occasionally, third parties may assert that Cott is, or may be, infringing on or misappropriating their intellectual property rights. In these cases, Cott will defend against claims or negotiate licenses where it considers these actions appropriate. Intellectual property cases are uncertain and involve complex legal and factual questions. If Cott becomes involved in this type of litigation, it could consume significant resources and divert its attention from business operations.

SEASONALITY OF SALES

         Sales of beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year. Accordingly, sales volume tends to decrease during cold and wet weather months and can be affected by unseasonably cold or wet weather conditions in core geographic markets. On the other hand, when the weather is unseasonably warm, Cott may not have access to adequate production capacity to meet sales demands.

CUSTOMERS

         Cott's customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in the core markets of the United States, Canada and the U.K. For the year ended December 29, 2001, sales to Wal-Mart Stores, Inc. and Safeway, Inc. accounted for approximately 39% and 11%, respectively, of total consolidated net sales. For the same period, top ten customers accounted for approximately 72% of the total consolidated net sales. Cott expects that sales of its products to a limited number of customers will continue to account for a high percentage of sales for the foreseeable future. The loss of Wal-Mart would, and the loss of one of Cott's other significant customers could, have a material adverse effect on its business, financial condition and results of operations.

COMPETITION

         The markets for Cott's products are extremely competitive. Competition in these markets could cause Cott to lose market share, reduce pricing or increase capital and other expenditures. Companies that produce and sell the major, national brand beverages located in Cott's core geographic markets possess significantly greater financial and marketing resources than Cott possesses. Private label beverages that Cott supplies to its customers compete for access to shelf space with branded beverage products on the basis of quality and price. Cott's customers primarily control the shelf space but there is no guarantee that they will allocate space to their private label products. In addition, entry of any of the national brand companies into the private label segment of the beverage market could have a material adverse effect on Cott's business, financial condition and results of operations. Cott also faces competition from other private label beverage manufacturers in the United States and the U.K., some of which possess substantial bottling facilities.

         Cott differentiates itself from other private label beverage suppliers by offering its customers superior service, efficient distribution methods, manufacturing innovation, premium quality products, category management and strategies for packaging and marketing. Cott strives to maintain the quality and consistency of taste of its products through access to premium quality cola and other concentrates.

RESEARCH AND DEVELOPMENT

         Cott maintains a research facility in Columbus, Georgia where new beverages are developed and customized. Cott believes that the provision of these services and the expansion of its product lines are key to innovation, and are an important part of its business strategy. During 2001, Cott spent approximately $1.9 million on product research and development, as compared with $1.5 million in 2000 and $1.9 million in 1999.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         Cott's operations and properties are subject to various federal, state, local and foreign laws and regulations. Cott cannot provide assurance that it has been or will at all times be in compliance with all regulatory requirements or that it will not incur material costs or liabilities in connection with regulatory requirements.

         As a producer of beverages, Cott must comply with production, packaging, quality, labeling and distribution standards in each of the countries where it operates, including, in the United States, those of the federal Food, Drug and Cosmetic Act. Cott is also subject to various federal, state, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks.

         The Ontario Environmental Protection Act provides that a minimum percentage of a bottler's soft drink sales within specified areas in Ontario must be made in refillable containers. To comply with these requirements, Cott and many other industry participants would have to significantly increase sales in refillable containers. While attempts to improve sales in refillable containers is being undertaken, the requirements of the Ontario Act are not being met by Cott or other industry participants. The Ontario government is not enforcing the Ontario Act at this time, but if it chooses to enforce it in the future Cott could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario, while compliance with the Ontario Act could result in reduced margins. Although Cott continues to work with industry groups to review possible alternatives to the provisions of the Ontario Act to propose to the Ontario government, the success of these efforts cannot be predicted.

Management believes that Cott's current practices and procedures for the control and disposition of wastes comply in all material respects with applicable laws, and with the exception of the Ontario Act, that it is in compliance in all material respects with the existing legislation in Cott's core markets.

EMPLOYEES

         As of December 29, 2001, Cott had approximately 2,228 employees, of whom an estimated 1,134 were located in the United States, 700 were located in Canada and 394 were located in the United Kingdom and elsewhere. Cott has entered into numerous collective bargaining agreements that management believes contain terms that are typical in the beverage industry. As these agreements expire, management believes that they can be renegotiated on terms satisfactory to Cott. Cott considers its relations with employees to be good.

ITEM 2.  PROPERTIES

         Cott operates seven beverage production facilities in the United States, five of which it owns and two of which it leases, as well as the global concentrate manufacturing facility in Columbus, Georgia. Cott operates six beverage production facilities in Canada; four of which it owns and two of which it leases. In the United Kingdom, Cott owns and operates two beverage production facilities. Total square footage of the production facilities operated by Cott is approximately 1,490,425 in the United States including the concentrate facility; 934,317 in Canada; and 469,442 in the United Kingdom. Lease terms for those leased beverage production facilities expire between 2003 and 2012. Cott believes that its facilities and production equipment, together with third-party manufacturing arrangements, provide sufficient capacity to meet current intended purposes, and that it will be sufficient to supply foreseeable demand from customers, even in peak months. In addition, management believes that increased demand can be met by increasing production in its facilities through increases in personnel and the number of their shifts.

ITEM 3.  LEGAL PROCEEDINGS

         In August 1999, Cott was named as a defendant in an action styled North American Container, Inc. v. Plastipak Packaging Inc., et al., filed in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff, North American Container, Inc., has sued over forty defendants, alleging, among other things, that Cott has infringed on their United States patent relating to plastic containers. The complaint subsequently was amended to include a Reissue Patent based on the original patent in suit. The plaintiff alleges that the infringement is willful, and seeks injunctive relief, treble damages and recovery of attorneys' fees and costs. Cott has reached an agreement with its major supplier of PET bottles in the United States to indemnify Cott for a significant portion of its costs and damages, if any. This portion is based on the supplier's pro rata share of those PET bottles supplied to Cott that Cott sold in the United States during the period in issue in the litigation, currently estimated to be 85%. Cott is not in a position to state the anticipated outcome of this case at this time; however, it believes that any damages that may be awarded to the plaintiff will not be material.

         Cott is engaged in various litigation matters in the ordinary course of its business. Cott believes that the resolution of these matters will not have a material adverse effect on its financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareowners during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE COMPANY

         The following is a list of names and ages of all of Cott's executive officers as of February 28, 2002, indicating all positions and offices that each of them hold.

NAME AND MUNICIPALITY OF                                                                PERIOD SERVED
RESIDENCE                             OFFICE                                   AGE      AS OFFICER
---------------------------------     --------------------------------------   ---      ---------------
Frank E.  Weise III .............     President, Chief Executive Officer and   57       1998 to present
Vero Beach, Florida                   Chairman of the Board of Cott
                                      Corporation

Mark Benadiba ...................     Executive Vice-President of Cott         48       1990 to present
Toronto, Ontario                      Corporation and President
                                      of Cott Beverages Canada

Paul R.  Richardson .............     Executive Vice-President, Global         45       1994 to present
Sarasota, Florida                     Procurement and Innovation of Cott
                                      Corporation

John K. Sheppard.................     Executive Vice-President of Cott         44       2002 to present
Hillsborough County, Florida          Corporation and President of Cott
                                      Beverages USA

Raymond P. Silcock ..............     Executive Vice-President and             51       1998 to present
Loveladies, New Jersey                Chief Financial Officer of Cott
                                      Corporation

Mark R. Halperin ................     Senior Vice-President, General Counsel   44       1995 to present
Toronto, Ontario                      and Secretary of Cott Corporation

Colin D.  Walker ................     Senior Vice-President, Human Resources   44       1998 to present
London, Ontario                       of Cott Corporation

Catherine M. Brennan ............     Vice-President, Treasurer of Cott        44       1999 to present
Toronto, Ontario                      Corporation

Tina Dell'Aquila ................     Vice-President, Controller of Cott       39       1998 to present
Toronto, Ontario                      Corporation

Ivano R. Grimaldi ...............     Vice-President, Global Procurement of    44       2000 to present
Rosemere, Quebec                      Cott Corporation

Douglas P. Neary ................     Vice-President, Chief Information        46       2002 to present
Philadelphia, Pennsylvania            Officer of Cott Corporation

Edmund P. O'Keeffe ..............     Vice-President, Investor Relations and   38       1999 to present
Toronto, Ontario                      Corporate Development of Cott
                                      Corporation

Prem Virmani ....................     Vice-President, Technical Services of    55       1991 to present
Columbus, Georgia                     Cott Corporation

         During the last five years, the above persons have been engaged in their principal occupations or in other executive capacities with Cott except as follows:

o        prior to April 1998, Frank E. Weise III was Chairman of Confab Inc.
         (manufacturer of retailer branded feminine hygiene and incontinence products) and prior to January 1997, was Senior Vice President of Campbell Soup Company, and President - Bakery and Confectionery Division, of Campbell Soup Company;

o prior to January 2002, John K. Sheppard was president and chief executive officer of Service Central Technologies, Inc. and prior to February 2000 was Vice-President, President NW European division and Vice-President, President Central European division of the Coca Cola Company;

o Paul R. Richardson has held several senior management positions since joining Cott in 1994;

o prior to September 1998, Raymond P. Silcock was Chief Financial Officer of Delimex Holding Inc. (a holding company) and prior to 1997 was Vice-President Finance - Bakery and Confectionery Division of Campbell Soup Company;

o prior to September 1998, Mark R. Halperin held the position of Vice President, General Counsel and Secretary and is the brother of Stephen
         H. Halperin, a Director of the Company;

o prior to September 1998, Colin D. Walker was Senior Manager, Deloitte & Touche Consulting and prior to September 1997 was Vice-President, Human Resources of Imasco (consumer products and services);

o prior to February 1999, Catherine M. Brennan was Treasurer and Senior Director, Taxation of Nabisco Ltd. (food and beverage company);

o prior to November 1997, Tina Dell'Aquila was Director, Corporate Accounting of Dominion Textile Inc. (textile company);

o prior to February 2002, Douglas P. Neary was a management consultant to Cott and various other companies. Prior to June 2001, he was Chief Executive Officer of eonDigital, Inc. Prior to February 2000, he served IBM as a Global Business Executive and prior to March 1997, he was National Practice Manager, Document Technologies for Cap Gemini America (management and IT consulting firm); and

o Edmund O'Keeffe has held several senior management positions since joining Cott in October 1994.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

         The Company's common shares are listed on the Toronto Stock Exchange under the ticker symbol "BCB," and on Nasdaq under the ticker symbol "COTT."

         The tables below show the high and low reported per share sales prices of common shares on the Toronto Stock Exchange (in Canadian dollars) and on Nasdaq (in U.S. dollars) for the indicated periods of the two years ended December 29, 2001.

                          Toronto Stock Exchange (Cdn$)

                                                              2001                        2000
                                                       --------------------         -----------------
                                                       HIGH            LOW           HIGH         LOW
                                                       -----          -----         -----        ----
         January 1 - March 31........................  18.90          11.00         10.25        7.25
         April 1 - June 30...........................  18.60          13.10          9.50        6.60
         July 1 - September 30.......................  24.06          16.68          9.20        7.30
         October 1 - December 31.....................  27.40          20.40         12.15        8.50


                                 Nasdaq (U.S.$)

                                                              2001                        2000
                                                       --------------------         -----------------
                                                       HIGH            LOW           HIGH         LOW
                                                       -----          -----         -----        ----
         January 1 - March 31........................  12.13           7.25          7.00        5.00
         April 1 - June 30...........................  12.00           8.43          7.25        4.38
         July 1 - September 30.......................  15.49          10.95          6.06        4.88
         October 1 - December 31.....................  17.43          12.85          7.88        5.53

         As of February 28, 2002, Cott had 905 shareowners of record. This number was determined from records maintained by Cott's transfer agent and it does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of Cott's common shares on February 28, 2002 was Cdn$28.80 on the Toronto Stock Exchange and U.S.$17.98 on Nasdaq.

         Cott has not paid cash dividends since June 1998 and it is unlikely that Cott will do so in 2002. There are certain restrictions on the payment of dividends under the term loan and credit facility and the indenture governing the 8% senior subordinated notes maturing in 2011. The most restrictive is the quarterly limitation on dividends based on the prior quarter's earnings.

CALCULATION OF AGGREGATE MARKET VALUE OF NONAFFILIATE SHARES

         For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this report, it was assumed that all of the outstanding shares were held by non-affiliates except for shares held by directors (other than Frank E. Weise III, who is also an officer), Thomas H Lee Company and its affiliates, Legg Mason Inc., Nancy Pencer, the estate of Gerald N. Pencer and Nancy Pencer, Stephen Halperin and Fraser Latta as trustees of the Nancy Pencer Spouse Trust. However, this should not be deemed to constitute an admission that any of these parties are, in fact, affiliates of Cott, or that there are not other persons who may be deemed to be affiliates. Further information concerning shareholdings of officers, directors and principal stockholders is included or incorporated by reference in Item 12:
Security Ownership of Certain Beneficial Owners and Management.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 21, 2001, Cott completed a private offering, through an indirect wholly owned subsidiary, Cott Beverages Inc., of $275 million principal amount of senior subordinated notes that will mature on December 15, 2011 and accrue interest at an annual rate of 8%. The 8% senior subordinated Notes due 2011 were offered and issued to Lehman Brothers, BMO Nesbitt Burns Corp. and CIBC World Markets, as qualified institutional buyers under Rule 144A of the Securities Act of 1933 and to persons outside the United States under Regulation S of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         "Selected Financial Data" for the periods 1997 through 2001, on page 49 of the 2001 Annual Report to Shareowners, is incorporated by reference in this report.

         Consolidated financial statements in accordance with Canadian GAAP are made available to all shareowners and filed with Canadian regulatory authorities. Under Canadian GAAP, Cott reported a net income of $30.2 million in 2001, $24.4 million in 2000, and $20.2 million in 1999, compared to a net income under U.S. GAAP of $39.9 million in 2001, $25.4 million in 2000, and $18.5 million in 1999. See page 18 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Shareowners for the reasons for the significant difference between Canadian and U.S. GAAP net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 14 to 23 of the 2001 Annual Report to Shareowners, is incorporated by reference in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosures About Market Risk," on pages 21 and 22 of the 2001 Annual Report to Shareowners, is incorporated by reference in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements, included in the 2001 Annual Report to Shareowners, are incorporated by reference in this report at the pages indicated:

         1.       Report of Independent Accountants (page 24)

         2. Consolidated Statements of Income - Years ended December 29, 2001, December 30, 2000 and January 1, 2000 (page 25)

         3. Consolidated Balance Sheets - As of December 29, 2001 and December 30, 2000 (page 26)

         4. Consolidated Statements of Shareowners' Equity - Years ended December 29, 2001, December 30, 2000 and January 1, 2000 (page
                  27)

         5. Consolidated Statements of Cash Flows - Years ended December 29, 2001, December 30, 2000 and January 1, 2000 (page 28)

         6.       Notes to the Consolidated Financial Statements (pages 29 - 47)

         7.       Quarterly Financial Information (Unaudited) (page 48)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

         The information required by this item regarding directors is incorporated by reference to, and will be contained in, the "Election of Directors" section of the definitive proxy statement, which will be filed within 120 days after December 29, 2001. The information required by this item regarding executive officers appears as the Supplementary Item in Part I.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The information required by this item is incorporated by reference to, and will be contained in, the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the definitive proxy statement, which will be filed within 120 days after December 29, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to, and will be contained in, the "Executive Compensation" section of the definitive proxy statement, which will be filed within 120 days after December 29, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to, and will be contained in, the "Voting Shares and Principal Owners Thereof," and the "Directors Table" sections of the definitive proxy statement, which will be filed within 120 days after December 29, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to, and will be contained in, the "Certain Relationships and Related Transactions" section of the definitive proxy statement, which will be filed within 120 days after December 29, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       Financial Statements:

         The financial statements filed as part of this report are listed on the Index to Financial Statements, that is included in the 2001 Annual Report to Shareowners, which is incorporated by reference in this report. (See Item 8).

2.       Financial Statement Schedules:

         Report of Independent Accountants

         Schedule II -- Valuation and Qualifying Accounts

         Schedule III - Consolidating Financial Statements

         All other schedules called for by the applicable SEC accounting regulations are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.       Exhibits:

Number            Description
------            -----------

2.1+ Asset Purchase Agreement by and between Concord Beverage Company and Concord Beverage LP, dated as of October 18, 2000 (incorporated by reference to Exhibit 2.1 to Cott's Form 8-K dated as of October 18, 2000).

2.2+ Agreement of Sale by and between Concord Beverage Company and Concord Beverage LP, dated as of October 18, 2000 (incorporated by reference to Exhibit 2.2 to Cott's Form 8-K dated as of October 18, 2000).

2.3 Acquisition Agreement, dated November 20, 1997, among Cott UK Limited, Cott Corporation and the several persons listed in
                  Schedule 1 to the Agreement relating to the acquisition of Hero Drinks Group (U.K.) Limited (incorporated by reference to
                  Exhibit 10.2 to Cott's Form 10-K dated March 31, 2000).

2.4 (*) Asset Acquisition and Facility Use Agreement, dated April 13, 2000, between BCB USA Corp. (since renamed "Cott Beverages Inc.") and Schmalbach-Lubeca Plastic Containers USA, Inc. relating to the sale of the PET perform blow molding operation (incorporated by reference to Exhibit 10.1 to Cott's Form 10-Q dated May 16, 2000).

2.5+ (*) Asset Purchase Agreement by and among Royal Crown Company, Inc., Cott Corporation and BCB USA Corp. (since renamed "Cott Beverages Inc.") dated as of June 13, 2001 (incorporated by reference to Exhibit 2.1 to Cott's Form 8-K dated July 19,
                  2001).

3.1 Articles of Incorporation of Cott (incorporated by reference to Exhibit 3.1 to Cott's Form 10-K dated March 31, 2000).

3.2               By-laws of Cott (filed herewith).

4.1 Subscription Agreement dated as of June 12, 1998 for Cott's (as issuer) Convertible Participating Voting Second Preferred Shares, Series 1 (incorporated by reference to Exhibit 4.2 to Cott's Form 10-K dated March 31, 2000).

4.2 Letter Agreement dated as of November 3, 1999, regarding standstill provisions between Cott and the Thomas H. Lee Company (incorporated by reference to Exhibit 4.3 to Cott's Form 10-K dated March 31, 2000).

4.3 Indenture dated as of December 21, 2001, between Cott (as issuer) and HSBC Bank USA (as trustee) (filed herewith).

4.4 Registration Rights Agreement dated as of December 21, 2001, among Cott Beverages Inc., the Guarantors named therein and Lehman Brothers Inc., BMO Nesbitt Burns Corp. and CIBC World Markets Corp. (filed herewith).

10.1 (*) Termination Agreement, dated November 1, 1999, between Cott Beverages USA, Inc. and Premium Beverages Packers, Inc, (incorporated by reference to Exhibit 10. 1 to Cott's Form 10-K dated March 31, 2000).

10.2 (*) Supply Agreement, dated December 21, 1998, between Wal-Mart Stores, Inc. and Cott Beverages USA, Inc. (now "Cott Beverages Inc.") (incorporated by reference to Exhibit 10.3 to Cott's Form 10-K dated March 31, 2000).

10.3 (**) Employment Agreement of Frank E. Weise III dated June 11, 1998 (incorporated by reference to Exhibit 10.5 to Cott's Form 10-K dated March 31, 2000), as amended July 3, 2001 (incorporated by reference to Exhibit 10.2 of Cott's Form 10-Q for the period ended June 30, 2001).

10.4 (**) Employment Agreement of Mark Benadiba dated October 7, 1997, as amended December 19, 1997 (incorporated by reference to Exhibit 10.7 to Cott's Form 10-K dated March 31, 2000), and as further amended September 25, 2000 (incorporated by reference to Exhibit 10.6 to Cott's Form 10-K dated March 7,
                  2001).

10.5 (**) Employment Agreement of Paul R. Richardson dated August 23, 1999 (incorporated by reference to Exhibit 10. 8 to Cott's Form 10-K dated March 31, 2000), as amended February 18, 2002 (filed herewith).

10.6 (**) Employment Agreement of Raymond P. Silcock dated August 17, 1998 (incorporated by reference to Exhibit 10. 9 to Cott's Form 10-K dated March 31, 2000).

10.7 (**) Employment Agreement of Mark R. Halperin dated July 14, 2000 (filed herewith).

10.8 (**) Amended 1999 Executive Incentive Share Compensation Plan effective January 3, 1999 (incorporated by reference to Exhibit 10.9 to Cott's Form 10-K dated March 7, 2001).

10.9 (**) 2000 Executive Incentive Share Compensation Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.10 to Cott's Form 10-K dated March 7, 2001).

10.10 (**) 2001 Executive Incentive Share Compensation Plan effective January 2, 2002 (filed herewith).

10.11 (**) Second Canadian Employee Share Purchase Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.11 to Cott's Form 10-K dated March 7, 2001).

10.12 Share Plan for Non-Employee Directors effective January 2, 2002 (filed herewith).

10.13 (*) Credit Agreement dated as of July 19, 2001 between BCB USA Corp. (since renamed "Cott Beverages Inc."), Cott Corporation and the several lenders, Lehman Brothers Inc., First Union National Bank, Bank of Montreal and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to Cott's Form 8-K dated July 19, 2001), as amended December 13, 2001 and December 19, 2001 (filed herewith).

10.14             Services Agreement among Cott Corporation, Deuteronomy Inc.
                  and Don Watt dated June 1, 1999 (filed herewith).

13.1 Annual Report to Shareowners for the year ended December 29, 2001 (filed herewith).

21.1              List of Subsidiaries of Cott (filed herewith).

23.1              Consent of Independent Accountants (filed herewith).

----------
+ In accordance with Item 601(b)(2) of Regulation S-K, the exhibits to this Exhibit have been omitted and a list briefly describing those exhibits is contained in the Exhibit. The Registrant will furnish a copy of any omitted exhibit to the Commission upon request.

(*)    Document is subject to request for confidential treatment.

(**)   Indicates a management contract or compensatory plan.

REPORTS ON FORM 8-K

         On December 20, 2001, Cott filed a Current Report on Form 8-K dated December 20, 2001 to report under Item 5 its intention to offer, through an indirect wholly-owned subsidiary, Cott Beverages Inc., approximately $275 million principal amounts of 8% senior subordinated notes due December 15, 2011.

         On December 20, 2001, Cott filed a Current Report on Form 8-K dated December 20, 2001 to report under Item 5: (1) the credit facility amendment and
(2) the litigation with Crown, Cork & Seal Company, Inc.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
         COTT CORPORATION

         Our audits of the consolidated financial statements referred to in our report dated January 30, 2002 appearing in the 2001 Annual Report to Shareowners of Cott Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Toronto, Ontario
March 5, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COTT CORPORATION


                                       By:    /s/ Frank E. Weise III
                                       -----------------------------------
                                       Frank E. Weise III
                                       Chairman, President and Chief Executive
                                       Officer

                                       Date: March 8, 2002


         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 /s/ Frank E. Weise III            Chairman, President and Chief            Date:  March 8, 2002
-------------------------------    Executive Officer
     Frank E. Weise III            (Principal Executive Officer)

 /s/ Raymond P. Silcock            Chief Financial Officer                  Date:  March 8, 2002
-------------------------------    (Principal Financial Officer)
     Raymond P. Silcock

 /s/ Tina Dell'Aquila              Vice President, Controller               Date:  March 8, 2002
-------------------------------    (Principal Accounting Officer)
     Tina Dell'Aquila

 /s/ Serge Gouin                   Director                                 Date:  March 8, 2002
-------------------------------
     Serge Gouin

 /s/ Colin J. Adair                Director                                 Date:  March 8, 2002
-------------------------------
     Colin J. Adair

  /s/ W. John Bennett              Director                                 Date:  March 8, 2002
-------------------------------
      W. John Bennett

  /s/ C. Hunter Boll               Director                                 Date:  March 8, 2002
-------------------------------
      C. Hunter Boll

  /s/ Thomas M. Hagerty            Director                                 Date:  March 8, 2002
-------------------------------
      Thomas M. Hagerty

  /s/ Stephen H. Halperin          Director                                 Date:  March 8, 2002
-------------------------------
      Stephen H. Halperin

  /s/ David V. Harkins             Director                                 Date:  March 8, 2002
-------------------------------
      David V. Harkins

  /s/ True H. Knowles              Director                                 Date:  March 8, 2002
-------------------------------
      True H. Knowles

  /s/ Donald G. Watt               Director                                 Date:  March 8, 2002
-------------------------------
      Donald G. Watt

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                          YEAR ENDED DECEMBER 29, 2001
                                                -----------------------------------------------------------------------------
                                                 BALANCE AT       CHARGED TO         CHARGED                       BALANCE AT
                                                BEGINNING OF       COSTS AND        TO OTHER                         END OF
DESCRIPTION                                        YEAR           EXPENSES         ACCOUNTS *         DEDUCTION       YEAR
                                                -----------------------------------------------------------------------------
RESERVES DEDUCTED IN THE
BALANCE SHEET FROM THE
ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables.......................      $ (3.3)           $ (0.2)           $ (2.6)            $ 1.0         $ (5.1)
Inventories................................        (5.1)             (1.9)                -               0.9           (6.1)
Intangibles and other assets...............        (1.1)                -                 -                 -           (1.1)
Deferred income taxes......................       (10.1)              5.3                 -               4.8              -
                                                -----------------------------------------------------------------------------
                                                $ (19.6)            $ 3.2            $ (2.6)            $ 6.7        $ (12.3)
                                                =============================================================================

*        includes $(2.9) million from acquisitions

                                                                          YEAR ENDED DECEMBER 30, 2000
                                                -----------------------------------------------------------------------------
                                                 BALANCE AT      CHARGED TO        CHARGED                         BALANCE AT
                                                BEGINNING OF      COSTS AND        TO OTHER                          END OF
DESCRIPTION                                        YEAR           EXPENSES         ACCOUNTS           DEDUCTION       YEAR
                                                -----------------------------------------------------------------------------
RESERVES DEDUCTED IN THE
BALANCE SHEET FROM THE
ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables.......................      $ (8.7)           $ (0.4)          $  -              $  5.8          $ (3.3)
Inventories................................        (5.9)             (2.9)             -                 3.7            (5.1)
Property, plant and equipment..............           -              (0.8)             -                 0.8               -
Goodwill...................................        (1.2)                -              -                 1.2               -
Intangibles and other assets...............        (1.1)             (0.4)             -                 0.4            (1.1)
Deferred income taxes......................        (9.3)             (0.8)             -                   -           (10.1)
                                                -----------------------------------------------------------------------------
                                                 $(26.2)           $ (5.3)          $  -              $ 11.9          $(19.6)
                                                =============================================================================




                                                                          YEAR ENDED JANUARY 1, 2000
                                                -----------------------------------------------------------------------------
                                                 BALANCE AT      CHARGED TO         CHARGED                        BALANCE AT
                                                BEGINNING OF      COSTS AND        TO OTHER                           END OF
DESCRIPTION                                        YEAR           EXPENSES         ACCOUNTS           DEDUCTION       YEAR
                                                -----------------------------------------------------------------------------
RESERVES DEDUCTED IN THE
BALANCE SHEET FROM THE
ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables.......................      $ (7.5)           $ (2.7)          $    -            $  1.5          $ (8.7)
Inventories................................       (13.3)              1.1                -               6.3            (5.9)
Property, plant and equipment..............        (3.5)              0.3                -               3.2               -
Goodwill...................................           -              (2.4)               -               1.2            (1.2)
Intangibles and other assets...............        (0.5)             (0.1)            (1.0)              0.5            (1.1)
Deferred income taxes......................       (20.2)             10.9                -                 -            (9.3)
                                                -----------------------------------------------------------------------------
                                                 $(45.0)            $ 7.1           $ (1.0)           $ 12.7          $(26.2)
                                                =============================================================================

                SCHEDULE III - CONSOLIDATING FINANCIAL STATEMENTS

Cott Beverages Inc., a wholly owned subsidiary of Cott, has entered into financing arrangements which are guaranteed by Cott and certain other wholly owned subsidiaries (the "Guarantor Subsidiaries").Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth on an unconsolidated basis, balance sheets, statements of income and cash flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and Cott's other subsidiaries (the "Non-guarantor Subsidiaries").The balance sheets, statements of income and cash flows for Cott Beverages Inc. have been adjusted retroactively to include Concord Beverage Company, Concord Holdings GP and Concord Holdings LP that were amalgamated with Cott Beverages Inc on December 29, 2001. The supplemental financial information reflects the investments of Cott and Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting.

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                           FOR THE YEAR ENDED DECEMBER 29, 2001
                                 ---------------------------------------------------------------------------------
                                                  COTT
                                     COTT       BEVERAGES   GUARANTOR     NON-GUARANTOR  ELIMINATION
                                 CORPORATION       INC.    SUBSIDIARIES   SUBSIDIARIES    ENTRIES     CONSOLIDATED
                                 ---------------------------------------------------------------------------------
Sales                            $   197.8      $  775.4        $  -         $153.0        (36.1)      $  1,090.1
Cost of sales                        162.1         638.7           -          139.0        (37.1)           902.7
                                 ---------------------------------------------------------------------------------
Gross profit                          35.7         136.7           -           14.0          1.0            187.4
Selling, general and
   administrative expenses            22.3          54.9         0.2           16.7            -             94.1
Unusual items                         (0.1)            -           -            0.1            -                -
                                 ---------------------------------------------------------------------------------
OPERATING INCOME                      13.5          81.8        (0.2)          (2.8)         1.0             93.3

Other income, net                     (0.2)         (0.1)          -           (2.1)           -             (2.4)
Interest expense, net                  5.4           5.1        20.4            1.3            -             32.2
Minority interest                        -             -           -            0.4            -              0.4
                                 ---------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME             8.3          76.8       (20.6)          (2.4)         1.0             63.1
Income taxes                          (1.0)        (25.0)          -            2.2          0.6            (23.2)
Equity income                         32.6           0.4        52.2              -        (85.2)               -
                                 ---------------------------------------------------------------------------------
Income (loss) from continuing
   operations                         39.9          52.2        31.6           (0.2)       (83.6)            39.9
Extraordinary item                       -             -           -              -            -                -
                                 ---------------------------------------------------------------------------------
NET INCOME (LOSS)                $    39.9      $   52.2      $ 31.6         $ (0.2)     $ (83.6)      $     39.9
                                 =================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                               AS OF DECEMBER 29, 2001
                                 -------------------------------------------------------------------------------------
                                     COTT          COTT         GUARANTOR   NON-GUARANTOR  ELIMINATION    CONSOLIDATED
                                 CORPORATION   BEVERAGES INC. SUBSIDIARIES  SUBSIDIARIES     ENTRIES
                                 -------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents     $       -        $  0.7         $    -     $    3.2       $       -        $    3.9
   Cash in trust                     297.3             -              -            -               -           297.3
   Accounts receivable                28.7          75.1            0.4         27.4            (9.6)          122.0
   Inventories                        11.7          46.0              -         10.8            (0.3)           68.2
   Prepaid expenses                    1.4           1.4              -          0.6               -             3.4
                                 -------------------------------------------------------------------------------------
                                     339.1         123.2            0.4         42.0            (9.9)          494.8
Property, plant and equipment         49.3         138.6              -         59.0               -           246.9
Goodwill                              17.2          46.7            5.1         45.1               -           114.1
Intangibles and other assets          11.2         140.3              -         58.1               -           209.6
Due from affiliates                  251.1         284.0          297.9         42.3          (875.3)              -
Investments in subsidiaries          188.3          44.0          277.2            -          (509.5)              -
                                 -------------------------------------------------------------------------------------
                                 $   856.2        $776.8       $  580.6     $  246.5       $(1,394.7)       $1,065.4
                                 =====================================================================================
LIABILITIES
Current liabilities
   Short-term borrowings         $     1.7        $ 32.5         $    -     $      -       $       -        $   34.2
   Current maturities of
     long-term debt                  276.4           5.4              -            -               -           281.8
   Accounts payable and
     accrued liabilities              39.8          68.4            0.2         26.6            (9.6)          125.4
                                 -------------------------------------------------------------------------------------
                                     317.9         106.3            0.2         26.6            (9.6)          441.4
Long-term debt                           -         359.4              -          0.1               -           359.5
Due to affiliates                    328.0          12.3          497.7         37.3          (875.3)              -
Other liabilities                     14.9           7.4              -         17.9             0.8            41.0
                                 -------------------------------------------------------------------------------------
                                     660.8         485.4          497.9         81.9          (884.1)          841.9
                                 -------------------------------------------------------------------------------------
Minority interest                        -             -              -         28.1               -            28.1
SHAREOWNERS' EQUITY
CAPITAL STOCK
 Common shares                       197.1         265.8           59.0        214.4          (539.2)          197.1
 Second preferred shares,
    Series 1                          40.0             -              -            -               -            40.0
                                 -------------------------------------------------------------------------------------
                                     237.1         265.8           59.0        214.4          (539.2)          237.1
RETAINED EARNINGS (DEFICIT)            2.0          25.6           23.7        (58.7)            9.4             2.0
ACCUMULATED OTHER
   COMPREHENSIVE INCOME              (43.7)            -              -        (19.2)           19.2          (43.7)
                                 -------------------------------------------------------------------------------------
                                     195.4         291.4           82.7        136.5          (510.6)          195.4
                                 -------------------------------------------------------------------------------------
                                 $   856.2        $776.8       $  580.6     $  246.5       $ (1,394.7)       $1,065.4
                                 =====================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                       FOR THE YEAR ENDED DECEMBER 29, 2001
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT        GUARANTOR     NON-GUARANTOR    ELIMINATION
                                 CORPORATION    BEVERAGES INC. SUBSIDIARIES   SUBSIDIARIES       ENTRIES     CONSOLIDATED
                                 ----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income (loss) from continuing
   operations                    $     39.9      $   52.2       $   31.6      $    (0.2)       $  (83.6)       $   39.9
Depreciation and amortization           7.0          24.4            0.2            8.6               -            40.2
Amortization of financing fees          1.0           0.9              -              -               -             1.9
Deferred income taxes                   0.8          11.4              -           (2.2)           (0.7)            9.3
Minority interest                         -             -              -            0.4               -             0.4
Equity income, net of
   distributions                      (31.5)         (0.4)         (28.5)             -            60.4               -
Other non-cash items                    0.8          (1.2)             -           (0.5)            0.2            (0.7)
Net change in non-cash
   working capital from
   continuing operations                7.8           6.0           (3.0)          (7.3)          (1.1)             2.4
                                 ----------------------------------------------------------------------------------------
   Cash provided by operating
     activities                        25.8          93.3            0.3           (1.2)         (24.8)            93.4
                                 ----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (8.3)        (23.4)             -           (4.1)             -            (35.8)
Acquisitions                              -         (97.6)             -          (30.0)             -           (127.6)
Proceeds from disposal of
   businesses                             -             -              -            3.5              -              3.5
Investment in subsidiaries             14.8         (29.5)         (15.8)             -           30.5                -
Advances to affiliates                (20.9)       (283.9)        (283.6)          15.6          572.8                -
Other                                  (6.1)         11.4              -           (4.0)             -              1.3
                                 ----------------------------------------------------------------------------------------
   Cash used in investing
     activities                       (20.5)       (423.0)        (299.4)         (19.0)         603.3           (158.6)
                                 ----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Issue of long-term debt                   -         367.4              -              -              -            367.4
Increase in cash in trust            (297.3)            -              -              -              -           (297.3)
Payments of long-term debt             (2.5)         (4.4)             -           (0.3)             -             (7.2)
Short-term borrowings                   1.6          (4.1)             -              -              -             (2.5)
Debt issue costs                          -          (5.0)             -              -              -             (5.0)
Advances from affiliates              283.6         (15.6)         299.7            5.1         (572.8)               -
Distributions to subsidiary
   minority shareowner                    -             -              -           (0.7)             -             (0.7)
Issue of common shares                  8.0          15.8              -           29.5          (45.3)             8.0
Redemption of common shares               -             -              -          (14.8)          14.8                -
Dividends paid                            -         (23.7)             -           (1.1)          24.8                -
                                 ----------------------------------------------------------------------------------------
Cash provided by (used in)
   financing activities                (6.6)        330.4          299.7           17.7         (578.5)            62.7
                                 ----------------------------------------------------------------------------------------
Net cash used in discontinued
   operations                             -             -           (0.6)             -              -             (0.6)
Effect of exchange rate
   changes on cash and cash
   equivalents                         (0.2)            -              -              -              -             (0.2)
                                 ----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           (1.5)          0.7              -           (2.5)             -             (3.3)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                    1.5             -              -            5.7              -              7.2
                                 ----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                   $        -      $    0.7       $      -      $     3.2        $     -         $    3.9
                                 ========================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                          FOR THE YEAR ENDED DECEMBER 30, 2000
                                  --------------------------------------------------------------------------------------
                                      COTT          COTT         GUARANTOR   NON-GUARANTOR  ELIMINATION
                                  CORPORATION   BEVERAGES INC. SUBSIDIARIES  SUBSIDIARIES     ENTRIES       CONSOLIDATED
                                  --------------------------------------------------------------------------------------
Sales                             $    207.1      $  663.2        $     -      $  157.6      $  (37.3)        $  990.6
Cost of sales                          171.9         558.2              -         136.0         (40.6)           825.5
                                  --------------------------------------------------------------------------------------
Gross profit                            35.2         105.0              -          21.6           3.3            165.1
Selling, general and
   administrative expenses              24.9          46.9            0.1          19.4             -             91.3
Unusual items                           (0.2)         (0.2)             -          (1.7)            -             (2.1)
                                  --------------------------------------------------------------------------------------
OPERATING INCOME                        10.5          58.3           (0.1)          3.9           3.3             75.9
Other expense (income), net             (5.0)          0.1              -           3.0           0.5             (1.4)
Interest expense, net                    7.6           4.0           16.8           1.7             -             30.1
                                  --------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME               7.9          54.2          (16.9)         (0.8)          2.8             47.2
Income taxes                            (2.0)        (16.3)             -          (1.0)         (1.3)           (20.6)
Equity income                           19.5             -           37.9             -         (57.4)               -
                                  --------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                           25.4          37.9           21.0          (1.8)        (55.9)            26.6
Extraordinary item                         -             -              -          (1.2)            -             (1.2)
                                  --------------------------------------------------------------------------------------
NET INCOME (LOSS)                 $     25.4      $   37.9        $  21.0      $   (3.0)     $  (55.9)        $   25.4
                                  ======================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                                AS AT DECEMBER 30, 2000
                                 -----------------------------------------------------------------------------------------
                                       COTT         COTT          GUARANTOR     NON-GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.   SUBSIDIARIES   SUBSIDIARIES     ENTRIES      CONSOLIDATED
                                 -----------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents     $       1.5     $       -        $       -      $      5.7     $       -     $       7.2
   Accounts receivable                  41.2          60.9              0.3            23.2         (16.6)          109.0
   Inventories                          12.3          42.6                -             9.1             -            64.0
   Prepaid expenses                      0.8           0.8                -             0.6             -             2.2
                                 -----------------------------------------------------------------------------------------
                                        55.8         104.3              0.3            38.6         (16.6)          182.4
Property, plant and equipment           53.1         127.1                -            64.8             -           245.0
Goodwill                                18.8          43.2              5.3            47.9             -           115.2
Intangibles and other assets             7.1          69.4                -             2.5             -            79.0
Due from affiliates                    231.2           0.1             14.3            58.0        (303.6)              -
Investments in subsidiaries            175.6          12.4            234.5               -        (422.5)              -
                                 -----------------------------------------------------------------------------------------
                                 $     541.6     $   356.5        $   254.4      $    211.8     $  (742.7)    $     621.6
                                 =========================================================================================
LIABILITIES
Current liabilities
   Short-term borrowings         $         -     $    36.6        $       -      $        -     $       -     $      36.6
   Current maturities of
     long-term debt                      0.3           1.0                -             0.3             -             1.6
   Accounts payable and
     accrued liabilities                46.4          48.7              3.3            31.3         (15.2)          114.5
   Discontinued operations                 -             -              0.6               -             -             0.6
                                 -----------------------------------------------------------------------------------------
                                        46.7          86.3              3.9            31.6         (15.2)          153.3
Long-term debt                         278.6           0.8                -             0.2             -           279.6
Due to affiliates                       44.4          27.9            198.0            33.2        (303.5)              -
Other liabilities                       13.4          (5.4)             1.4            19.6           1.2            30.2
                                 -----------------------------------------------------------------------------------------
                                       383.1         109.6            203.3            84.6        (317.5)          463.1
SHAREOWNERS' EQUITY
CAPITAL STOCK
   Common shares                       189.1         250.0             59.0           199.7        (508.7)          189.1
   Second preferred shares,
     Series 1                           40.0             -                -               -             -            40.0
                                 -----------------------------------------------------------------------------------------
                                       229.1         250.0             59.0           199.7        (508.7)          229.1
RETAINED EARNINGS (DEFICIT)            (37.9)         (3.1)            (7.9)          (57.4)         68.4           (37.9)
ACCUMULATED OTHER
   COMPREHENSIVE INCOME                (32.7)            -                -           (15.1)        (15.1)          (32.7)
                                 -----------------------------------------------------------------------------------------
                                       158.5         246.9             51.1           127.2        (425.2)          158.5
                                 -----------------------------------------------------------------------------------------
                                 $     541.6     $   356.5        $   254.4      $    211.8     $  (742.7)    $     621.6
                                 =========================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                        FOR THE YEAR ENDED DECEMBER 30, 2000
                                  --------------------------------------------------------------------------------------
                                      COTT          COTT         GUARANTOR    NON-GUARANTOR   ELIMINATION
                                  CORPORATION   BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                  --------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income (loss) from continuing
   operations                     $    25.4     $    37.9       $     21.0     $    (1.8)     $  (55.9)     $     26.6
Depreciation and amortization           8.3          20.5              0.1           8.5             -            37.4
Amortization of financing fees          1.0           0.2                -           0.4             -             1.6
Deferred income taxes                   1.8          16.3                -           0.7           1.3            20.1
Equity income, net of
   distributions                       12.6             -            (24.2)            -          11.6               -
Other non-cash items                      -           0.5                -          (0.2)            -             0.3
Net change in non-cash
   working capital from
   continuing operations               (1.2)          0.6              3.2           5.7          (2.8)            5.5
                                  --------------------------------------------------------------------------------------
   Cash provided by operating
     activities                        47.9          76.0              0.1          13.3         (45.8)           91.5
                                  --------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (4.8)        (15.2)               -          (3.9)            -           (23.9)
Acquisitions                              -         (55.5)               -             -             -           (55.5)
Proceeds from disposal of
   businesses                             -          15.9                -           3.0             -            18.9
Proceeds from disposal of
   property, plant and
   equipment                            0.4           1.3                -           0.2             -             1.9
Advances to affiliates               (198.9)            -              0.3         190.6           8.0               -
Investment in subsidiary              164.6             -           (197.9)            -          33.3               -
Other                                     -          (3.8)               -             -             -            (3.8)
                                  --------------------------------------------------------------------------------------
   Cash used in investing
     activities                       (38.7)        (57.3)          (197.6)        189.9          41.3           (62.4)
                                  --------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments of long-term debt             (4.6)         (0.9)               -         (33.2)            -           (38.7)
Short-term borrowings                     -          18.3                -          (0.8)            -            17.5
Advances from affiliates                0.3        (220.2)           197.9          30.0          (8.0)              -
Issue of common shares                  0.1         197.9                -           2.4        (200.3)            0.1
Redemption of common shares               -             -                -        (167.0)        167.0               -
Other                                  (2.1)            -                -             -             -            (2.1)
Dividends paid                            -         (13.8)               -         (32.0)         45.8               -
                                  --------------------------------------------------------------------------------------
Cash provided by (used in)
   financing activities                (6.3)        (18.7)           197.9        (200.6)          4.5           (23.2)
                                  --------------------------------------------------------------------------------------
Net cash used in discontinued
   operations                             -             -             (0.4)            -             -            (0.4)
Effect of exchange rate
   changes on cash and cash
   equivalents                         (1.4)            -                -           0.5             -            (0.9)
                                  --------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS            1.5             -                -           3.1             -             4.6
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                      -             -                -           2.6             -             2.6
                                  --------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   OF YEAR                        $     1.5     $       -       $        -     $     5.7      $      -      $      7.2
                                  ======================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                          FOR THE YEAR ENDED JANUARY 1, 2000
                                --------------------------------------------------------------------------------------
                                    COTT          COTT        GUARANTOR     NON-GUARANTOR   ELIMINATION
                                CORPORATION   BEVERAGES INC. SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                --------------------------------------------------------------------------------------
Sales                           $    191.6    $    602.4      $       -     $    260.7      $  (61.0)     $    993.7
Cost of sales                        158.3         525.4              -          227.3         (63.1)          847.9
                                --------------------------------------------------------------------------------------
Gross profit                          33.3          77.0              -           33.4           2.1           145.8
Selling, general and
   administrative expenses            21.2          50.1              -           29.5             -           100.8
Unusual items                         (2.0)         (2.2)          (1.3)           4.3             -            (1.2)
                                --------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)               14.1          29.1            1.3           (0.4)          2.1            46.2
Other expense (income), net           (5.7)          0.2              -            0.4             -            (5.1)
Interest expense, net                 24.2          20.3              -           (9.9)            -            34.6
                                --------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME            (4.4)          8.6            1.3            9.1           2.1            16.7
Income taxes                          11.6          (4.2)          (1.8)          (1.8)            -             3.8
Equity income                         11.5          (1.1)           2.3              -         (11.8)            0.9
                                --------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                         18.7           3.3            1.8            7.3          (9.7)           21.4
Cumulative effect of change
   in accounting principle               -          (2.1)             -              -             -            (2.1)
Discontinued operations               (0.2)            -           (0.6)             -             -            (0.8)
                                --------------------------------------------------------------------------------------
NET INCOME (LOSS)               $     18.5    $      1.2      $     1.2     $      7.3      $   (9.7)     $     18.5
                                ======================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                                AS AT JANUARY 1, 2000
                                -----------------------------------------------------------------------------------
                                    COTT         COTT         GUARANTOR   NON-GUARANTOR  ELIMINATION
                                CORPORATION  BEVERAGES INC. SUBSIDIARIES  SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                -----------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents    $        -    $        -      $      -      $    2.6      $      -     $       2.6
   Accounts receivable                35.5          54.3          15.0          32.8         (40.0)           97.6
   Inventories                        15.1          38.9             -          13.3             -            67.3
   Prepaid expenses                    0.7           3.2             -           0.5             -             4.4
                                -----------------------------------------------------------------------------------
                                      51.3          96.4          15.0          49.2         (40.0)          171.9
Property, plant and equipment         59.6         128.4             -          78.4             -           266.4
Goodwill                              22.1          30.4           5.4          50.2             -           108.1
Intangibles and other assets           8.7          26.0             -           2.8           5.7            43.2
Due from affiliates                   30.9           0.2             -         248.3        (279.4)              -
Investments in subsidiaries          354.7          12.4          13.6             -        (380.7)              -
                                -----------------------------------------------------------------------------------
                                $    527.3    $    293.8      $   34.0      $  428.9      $ (694.4)    $     589.6
                                ==================================================================================
LIABILITIES
Current liabilities
   Short-term borrowings        $      0.1    $      0.4      $      -           1.3      $      -     $       1.8
   Current maturities of
     long-term debt                    0.2           1.0             -           0.4             -             1.6
   Accounts payable and
     accrued liabilities              48.9          50.4           0.3          40.6         (35.4)          104.8
   Discontinued operations               -             -           1.0             -             -             1.0
                                -----------------------------------------------------------------------------------
                                      49.2          51.8           1.3          42.3         (35.4)          109.2
Long-term debt                       283.4           1.8             -          36.8             -           322.0
Due to affiliates                     41.3         236.0           0.1           2.0        (279.4)              -
Other liabilities                     11.1         (21.7)          1.4          19.6           5.7            16.1
                                -----------------------------------------------------------------------------------
                                     385.0         267.9           2.8         100.7        (309.1)          447.3
                                -----------------------------------------------------------------------------------
SHAREOWNERS' EQUITY
CAPITAL STOCK
 Common shares                       189.0          52.1          59.0         364.3        (475.4)          189.0
 Second preferred shares,
    Series 1                          40.0             -             -             -             -            40.0
                                -----------------------------------------------------------------------------------
                                     229.0          52.1          59.0         364.3        (475.4)          229.0
RETAINED EARNINGS (DEFICIT)          (63.3)        (26.2)        (27.8)        (24.2)         78.2           (63.3)
ACCUMULATED OTHER
   COMPREHENSIVE INCOME              (23.4)            -             -         (11.9)         11.9           (23.4)
                                -----------------------------------------------------------------------------------
                                     142.3          25.9          31.2         328.2        (385.3)          142.3
                                -----------------------------------------------------------------------------------
                                $    527.3    $    293.8      $   34.0      $  428.9      $ (694.4)    $     589.6
                                ==================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                                 FOR THE YEAR ENDED JANUARY 1, 2000
                                   ----------------------------------------------------------------------------------------
                                      COTT            COTT           GUARANTOR     NON-GUARANTOR  ELIMINATION
                                   CORPORATION    BEVERAGES INC.   SUBSIDIARIES     SUBSIDIARIES     ENTRIES   CONSOLIDATED
                                   ----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income (loss) from continuing
   operations                      $    18.7      $      3.3       $      1.8      $       7.3      $  (9.7)    $     21.4
Depreciation and amortization            9.2            18.4                -              9.9            -           37.5
Amortization of financing fees           1.0             0.2                -              0.4            -            1.6
Deferred income taxes                  (12.2)            4.2              1.8              0.1            -           (6.1)
Equity income, net of
   distributions                        10.9             1.1             (2.3)               -        (10.6)          (0.9)
Gain on disposal of equity
   investment                           (5.9)              -                -                -            -           (5.9)
Other non-cash items                    (0.6)           (1.4)               -              2.9            -            0.9
Net change in non-cash
   working capital from
   continuing operations               (11.0)           29.7             (8.3)             0.1         (2.1)           8.4
                                   ----------------------------------------------------------------------------------------
   Cash provided by operating
     activities                         10.1            55.5             (7.0)            20.7        (22.4)          56.9
                                   ----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                        (3.0)          (9.5)                -             (6.0)           -          (18.5)
Acquisitions                               -          (25.0)                -                -            -          (25.0)
Proceeds from disposal of
   businesses                           17.6              -               6.9             14.6            -           39.1
Proceeds from disposal of
   property, plant and
   equipment                               -            1.4                 -                -            -            1.4
Advances to affiliates                   0.1              -                 -                -         (0.1)             -
Investment in subsidiary               (15.1)             -                 -                -         15.1              -
Other                                      -           (2.6)                -                -            -           (2.6)
                                   ----------------------------------------------------------------------------------------
   Cash used in investing
     activities                         (0.4)         (35.7)              6.9              8.6         15.0           (5.6)
                                   ----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments of long-term debt              (8.1)          (5.2)                -            (38.7)           -          (52.0)
Short-term borrowings                   (3.6)         (15.0)                -             (5.8)           -          (24.4)
Advances from affiliates                   -            2.0                 -             (2.1)         0.1              -
Issue of common shares                     -              -                 -             15.1        (15.1)             -
Dividends paid                             -              -                 -            (22.4)        22.4              -
                                   ----------------------------------------------------------------------------------------
Cash provided by (used in)
   financing activities                (11.7)         (18.2)                -            (53.9)         7.4          (76.4)
                                   ----------------------------------------------------------------------------------------
Net cash used in discontinued
   operations                           (0.7)             -              (0.3)               -            -           (1.0)
Effect of exchange rate
   changes on cash and cash
   equivalents                           0.6              -                 -                -            -            0.6
                                   ----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS            (2.1)           1.6              (0.4)           (24.6)           -          (25.5)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                     2.1           (1.6)              0.4             27.2            -           28.1
                                   ----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                     $       -      $       -        $        -      $       2.6      $     -     $      2.6
                                   ========================================================================================