Form 10-Q
period 2002-03-20
COTT CORP /CN/
filed 2002-05-10
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  MARCH 30, 2002
                               -------------------------------------------------


Commission File Number                             000-19914
                       ---------------------------------------------------------


                                COTT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CANADA                                           None
------------------------------------        ------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                             Number)

             207 Queen's Quay W, Suite 340, Toronto, Ontario M5J 1A7
             -------------------------------------------------------
             (Address of principal executive offices) (Postal Code)

                                 (416) 203-3898
             -------------------------------------------------------
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

There were 62,131,982 shares of common stock outstanding as of April 30, 2002.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Income for the three months
                  ended March 30, 2002 and March 31, 2001...............  Page 3

           Consolidated Balance Sheets as of March 30, 2002 and
                  December 29, 2001.....................................  Page 4

           Consolidated Statements of Shareowners' Equity as of
                  March 30, 2002 and March 31, 2001.....................  Page 5

           Consolidated Statements of Cash Flows for the three months ended March 30, 2002 and March 31, 2001...............  Page 6

           Notes to the Consolidated Financial Statements ..............  Page 7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ................................... Page 13


                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ........................................... Page 18

Item 6.    Financial Statement Schedules, Exhibits and Reports
           on Form 8-K ................................................. Page 18

Signatures ............................................................. Page 19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                                 For the three months ended
                                                                 --------------------------
                                                                    MARCH 30,     MARCH 31,
                                                                      2002          2001
                                                                 ----------       ---------
SALES                                                            $    250.0       $   229.0
Cost of sales                                                         203.9           192.9
                                                                 ----------       ---------
GROSS PROFIT                                                           46.1            36.1
Selling, general and administrative expenses                           27.7            23.1
                                                                 ----------       ---------
OPERATING INCOME                                                       18.4            13.0
Other income, net                                                      (0.1)           (2.0)
Interest expense, net                                                   9.3             6.7
Minority interest                                                       0.5              --
                                                                 ----------       ---------
INCOME BEFORE INCOME TAXES                                              8.7             8.3
Income taxes - note 3                                                  (1.1)           (3.2)
                                                                 ----------       ---------
INCOME FROM CONTINUING OPERATIONS                                       7.6             5.1
Extraordinary item - note 4                                            (9.6)             --
Cumulative effect of change in accounting principle - note 5          (44.8)             --
                                                                 ----------       ---------
NET INCOME (LOSS) - note 6                                       $    (46.8)      $     5.1
                                                                 ==========       =========
PER SHARE DATA - note 7
    INCOME (LOSS) PER COMMON SHARE - BASIC
    Income from continuing operations                            $     0.12       $    0.09
    Extraordinary item                                           $    (0.15)      $      --
    Cumulative effect of change in accounting principle          $    (0.73)      $      --
    Net income (loss)                                            $    (0.76)      $    0.09

    INCOME (LOSS) PER COMMON SHARE - DILUTED
    Income from continuing operations                            $     0.11       $    0.07
    Extraordinary item                                           $    (0.15)      $      --
    Cumulative effect of change in accounting principle          $    (0.73)      $      --
    Net income (loss)                                            $    (0.76)      $    0.07





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)



                                                                MARCH 30,            DECEMBER 29,
                                                                     2002                    2001
                                                             ------------            ------------
                                                                Unaudited                 Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                    $       14.1            $        3.9
Cash in trust - note 4                                                 --                   297.3
Accounts receivable                                                 126.0                   122.0
Inventories - note 8                                                 79.8                    68.2
Prepaid expenses                                                      2.8                     3.4
                                                             ------------            ------------
                                                                    222.7                   494.8
PROPERTY, PLANT AND EQUIPMENT - note 9                              248.4                   246.9
GOODWILL - note 5                                                    69.0                   114.1
INTANGIBLES AND OTHER ASSETS - note 10                              206.0                   209.6
                                                             ------------            ------------
                                                             $      746.1            $    1,065.4
                                                             ============            ============
LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                                        $       48.7            $       34.2
Current maturities of long-term debt - note 4                         8.1                   281.8
Accounts payable and accrued liabilities                            116.0                   125.4
                                                             ------------            ------------
                                                                    172.8                   441.4
LONG-TERM DEBT                                                      355.7                   359.5
OTHER LIABILITIES                                                    37.2                    41.0
                                                             ------------            ------------
                                                                    565.7                   841.9
                                                             ------------            ------------
MINORITY INTEREST                                                    28.3                    28.1

SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares - 62,092,916 shares issued                            201.8                   197.1
Second preferred shares, Series 1 - 4,000,000 shares issued          40.0                    40.0
RETAINED EARNINGS (DEFICIT)                                         (44.8)                    2.0
ACCUMULATED OTHER COMPREHENSIVE INCOME                              (44.9)                  (43.7)
                                                             ------------            ------------
                                                                    152.1                   195.4
                                                             ------------            ------------
                                                             $      746.1            $    1,065.4
                                                             ============            ============






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                                                                             ACCUMULATED
                                      NUMBER OF                                RETAINED        OTHER
                                       COMMON       COMMON      PREFERRED      EARNINGS     COMPREHENSIVE     TOTAL
                                       SHARES       SHARES       SHARES        (DEFICIT)        INCOME       EQUITY
                                      (in thousands)
                                      --------------------------------------------------------------------------------
Balance at December 30, 2000            59,868     $   189.1    $    40.0      $   (37.9)     $  (32.7)     $    158.5
Options exercised                          240           1.4           --             --            --             1.4
Comprehensive income - note 6
     Currency translation adjustment        --            --           --             --         (11.8)          (11.8)
     Net income                             --            --           --            5.1            --             5.1
                                      --------------------------------------------------------------------------------
Balance at March 31, 2001               60,108     $   190.5    $    40.0      $   (32.8)     $  (44.5)     $    153.2
                                      ================================================================================

Balance at December 29, 2001            61,320     $   197.1    $    40.0      $     2.0      $  (43.7)     $    195.4
Options exercised                          773           4.7           --             --            --             4.7
Comprehensive income - note 6
     Currency translation adjustment        --            --           --             --          (1.2)           (1.2)
     Net loss                               --            --           --          (46.8)           --           (46.8)
                                      --------------------------------------------------------------------------------
Balance at March 30, 2002               62,093     $   201.8    $    40.0      $   (44.8)     $  (44.9)     $    152.1
                                      ================================================================================





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                                                                    For the three months ended
                                                                                 ---------------------------------
                                                                                 MARCH 30,              MARCH 31,
                                                                                    2002                   2001
                                                                                 ----------             ----------
OPERATING ACTIVITIES
Income from continuing operations                                                $      7.6             $      5.1
Depreciation and amortization                                                          10.3                    9.6
Amortization of financing fees                                                          0.5                    0.3
Deferred income taxes                                                                   0.3                    3.1
Minority interest                                                                       0.5                     --
Other non-cash items                                                                    1.0                   (1.4)
Net change in non-cash working capital from continuing operations - note 11           (24.8)                 (14.3)
                                                                                 ----------             ----------
Cash provided by (used in) continuing operations                                       (4.6)                   2.4

Cash cost of redemption of long-term debt - note 4                                    (10.6)                    --
                                                                                 ----------             ----------
Cash provided by (used in) operating activities                                       (15.2)                   2.4
                                                                                 ----------             ----------
INVESTING ACTIVITIES
Additions to property, plant and equipment                                            (10.7)                 (10.0)
Other                                                                                  (2.4)                   0.3
                                                                                 ----------             ----------
Cash used in investing activities                                                     (13.1)                  (9.7)
                                                                                 ----------             ----------

FINANCING ACTIVITIES
Payments of long-term debt                                                           (277.6)                  (0.3)
Short-term borrowings                                                                  14.5                     --
Decrease in cash in trust                                                             297.3                     --
Distributions to subsidiary minority shareowner                                        (0.3)                    --
Issue of common shares                                                                  4.7                    1.4
                                                                                 ----------             ----------
Cash provided by financing activities                                                  38.6                    1.1
                                                                                 ----------             ----------


Effect of exchange rate changes on cash and cash equivalents                           (0.1)                  (0.1)
                                                                                 ----------             ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   10.2                   (6.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          3.9                    7.2
                                                                                 ----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     14.1             $      0.9
                                                                                 ==========             ==========






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, the financial statements reflect all adjustments that are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Consolidated financial statements in accordance with Canadian GAAP, in U.S. dollars, are made available to all shareowners and filed with various Canadian regulatory authorities.

NOTE 2 - BUSINESS SEASONALITY

Cott's results from continuing operations for the first quarter ending March 30, 2002 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are significantly impacted by business seasonality, which arises from higher sales in the second and third quarters versus the first and fourth quarters of the year in contrast to fixed costs such as depreciation, amortization and interest which are not significantly impacted by seasonal trends.

NOTE 3 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                                             MARCH 30,            MARCH 31,
                                                               2002                 2001
                                                            ----------           ----------
                                                             (in millions of U.S. dollars)
Income tax provision based on Canadian statutory rates      $     (3.3)          $     (3.6)
Foreign tax rate differential                                     (0.4)                 0.7
Manufacturing and processing deduction                             0.1                  0.1
Adjustment for change in enacted rates                             0.1                   --
Realization of benefit on carry back of capital loss               1.8                   --
Non-deductible and other items                                     0.6                 (0.4)
                                                            ----------           ----------
                                                            $     (1.1)          $     (3.2)
                                                            ==========           ==========

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 4 - EXTRAORDINARY ITEM

On January 22, 2002, Cott redeemed the $276.4 million remaining balance of its senior unsecured notes maturing in 2005 and 2007 and paid the related accrued interest and early redemption penalties using the funds placed in an irrevocable trust for this purpose. A loss of $9.6 million, net of a deferred tax recovery of $4.5 million, was recorded on the early extinguishment of these senior notes. The loss is comprised of the early redemption penalty and the write off of the unamortized financing fees.


NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE

Effective December 30, 2001, Cott adopted SFAS No. 142 Goodwill and Other Intangible Assets for goodwill and other intangibles acquired prior to June 30, 2001. Cott adopted SFAS No. 142 for goodwill and other intangible assets acquired subsequent to June 30, 2001 in 2001. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to an annual impairment test. Other intangible assets continue to be amortized over their estimated useful lives and are also tested for impairment.

Cott completed a goodwill impairment test as of the adoption date for the standard and determined that unamortized goodwill of $44.8 million relating to the United Kingdom reporting unit was impaired under the new rules. The impairment loss, net of a nil tax recovery, has been recorded as a change in accounting principle.

The goodwill amortization charged on the consolidated statement of income in the first quarter of 2001 was $0.9 million. Cott continues to amortize intangible assets acquired prior to June 30, 2001, other than goodwill, over their estimated useful lives.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

                                                    MARCH 30,        MARCH 31,
                                                     2002              2001
                                                 -------------    -------------
                                                  (in millions of U.S. dollars)
Net income (loss)                                $       (46.8)   $         5.1
Foreign currency translation                              (1.2)           (11.8)
                                                 -------------    -------------
                                                 $       (48.0)   $        (6.7)
                                                 =============    =============

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 7 - INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of exercising stock options and converting the preferred shares, only if dilutive.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                                                       MARCH 30,   MARCH 31,
                                                                         2002        2001
                                                                      ----------  ----------
                                                                          (in thousands)
Weighted average number of shares outstanding - basic                     61,681      59,991
Dilutive effect of stock options                                           2,311       1,802
Dilutive effect of second preferred shares                                 6,286       6,286
                                                                      ----------  ----------
Adjusted weighted average number of shares outstanding - diluted          70,278      68,079
                                                                      ==========  ==========

As of March 30, 2002, Cott had the following equity instruments outstanding:
62,092,916 common shares, 4,189,636 common share options and 4,000,000 second preferred shares convertible into 6,136,774 common shares and entitled to 6,136,774 votes.


NOTE 8 - INVENTORIES

                                                                     MARCH 30,    DECEMBER 29,
                                                                       2002           2001
                                                                  --------------  -------------
                                                                  (in millions of U.S. dollars)
Raw materials                                                     $         20.6  $        23.0
Finished goods                                                              48.5           35.8
Other                                                                       10.7            9.4
                                                                  --------------  -------------
                                                                  $         79.8  $        68.2
                                                                  ==============  =============

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

                                                                     MARCH 30,    DECEMBER 29,
                                                                       2002           2001
                                                                  --------------  -------------
                                                                  (in millions of U.S. dollars)
Cost                                                              $        409.2  $       400.2
Accumulated depreciation                                                  (160.8)        (153.3)
                                                                  --------------  -------------
                                                                  $        248.4  $       246.9
                                                                  ==============  =============

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 10 - INTANGIBLES AND OTHER ASSETS

                                           MARCH 30, 2002                             DECEMBER 29, 2001
                        ----------------------------------------------    ----------------------------------------------
                           COST             ACCUMULATED        NET           COST        ACCUMULATED             NET
                                            AMORTIZATION                                 AMORTIZATION
                        ----------------------------------------------    ----------------------------------------------
                                 (in millions of U.S. dollars)                   (in millions of U.S. dollars)
NOT SUBJECT TO
   AMORTIZATION
Rights                  $      80.4         $        --    $      80.4    $      80.4    $        --         $      80.4
                        ----------------------------------------------    ----------------------------------------------
SUBJECT TO AMORTIZATION
Customer lists                103.6                 8.2           95.4          103.6            6.5                97.1
Other                          35.0                 4.8           30.2           40.8            8.7                32.1
                        ----------------------------------------------    ----------------------------------------------
                              138.6                13.0          125.6          144.4           15.2               129.2
                        ----------------------------------------------    ----------------------------------------------
                        $     219.0         $      13.0    $     206.0    $     224.8    $      15.2         $     209.6
                        ==============================================    ==============================================

Amortization expense was $2.6 million for the period ended March 30, 2002 ($1.6 million - March 31, 2001). The amortization expense for the next five years is estimated at about $10 million per year for 2002 to 2004 and about $9 million per year for 2005 and 2006.

NOTE 11 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                                                 MARCH 30,         MARCH 31,
                                                                    2002             2001
                                                                -----------      -----------
                                                                (in millions of U.S. dollars)

Decrease (increase) in accounts receivable                      $      (8.1)     $       4.4
Decrease (increase) in inventories                                    (11.8)           (15.9)
Decrease (increase) in prepaid expenses                                 0.6             (0.1)
Increase (decrease) in accounts payable and accrued liabilities        (5.5)            (2.7)
                                                                -----------      -----------
                                                                $     (24.8)     $     (14.3)
                                                                ===========      ===========

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 12 - STOCK OPTION PLANS

Pursuant to the SFAS No. 123, Accounting for Stock-Based Compensation, Cott has elected to account for its employee stock option plan under APB opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for stock options issued under these plans. Had compensation expense for the plans been determined based on the fair value at the grant date consistent with SFAS No. 123, Cott's net income and income per common share would have been as follows:

                                              MARCH 30,            MARCH 31,
                                                2002                 2001
                                              ---------            ---------
                                              (in millions of U.S. dollars,
                                                except per share amounts)
NET INCOME (LOSS)
         As reported                         $   (46.8)             $   5.1
         Pro forma                               (48.1)                 4.4
NET INCOME (LOSS) PER SHARE - BASIC
         As reported                             (0.76)                0.09
         Pro forma                               (0.78)                0.07
NET INCOME (LOSS) PER SHARE - DILUTED
         As reported                             (0.76)                0.07
         Pro forma                               (0.78)                0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              MARCH 30,             MARCH 31,
                                                2002                   2001
                                              ---------            -----------
Risk-free interest rate                            3.8%            4.4% - 5.5%
Average expected life (years)                        4                      4
Expected volatility                               50.0%                  50.0%
Expected dividend yield                             --                     --

NOTE 13 - CONTINGENCIES

Cott is subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on Cott's financial position or results from operations.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 14 - SEGMENT REPORTING

Cott produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the United States, Canada and the United Kingdom & International. The concentrate assets and related expenses purchased in the second half of 2001 have been included in the Corporate & Other Segment for the three months ended March 30, 2002. Cott manages its beverage business by geographic segments as described below:

BUSINESS SEGMENTS

                                                                            UNITED
   FOR THE THREE MONTHS ENDED                 UNITED                       KINGDOM &     CORPORATE
         MARCH 30, 2002                       STATES         CANADA      INTERNATIONAL    & OTHER         TOTAL
------------------------------------------------------------------------------------------------------------------
                                                            (in millions of U.S. dollars)
External sales                              $    187.5     $     32.0     $     30.5     $       --     $    250.0
Intersegment sales                                  --            4.6             --           (4.6)            --
Depreciation and amortization                      6.9            1.6            1.6            0.2           10.3
Operating income (loss)                           20.3            1.8           (2.8)          (0.9)          18.4
Total assets                                     432.3           96.4          147.3           70.1          746.1
Additions to property, plant and
   equipment                                       9.0            0.3            0.2            1.2           10.7
------------------------------------------------------------------------------------------------------------------

                                                                            UNITED
   FOR THE THREE MONTHS ENDED                 UNITED                       KINGDOM &     CORPORATE
         MARCH 31, 2001                       STATES         CANADA      INTERNATIONAL    & OTHER         TOTAL
------------------------------------------------------------------------------------------------------------------
                                                            (in millions of U.S. dollars)
External sales                              $    168.7     $     33.9     $     26.4     $       --     $    229.0
Intersegment sales                                 0.4            1.4             --           (1.8)            --
Depreciation and amortization                      5.8            1.7            2.0            0.1            9.6
Operating income (loss)                           16.5            1.7           (1.5)          (3.7)          13.0
Total assets (December 29, 2001)                 520.0           97.3          201.0          247.1        1,065.4
Additions to property, plant and
   equipment                                       6.6            1.1            1.3            1.0           10.0
------------------------------------------------------------------------------------------------------------------

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the quarter ended March 30, 2002, sales to two major customers accounted for 41% and 10%, respectively, of Cott's total sales (39% and 11% - March 31, 2001).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cott Corporation is the world's largest retailer brand soft drink supplier, with the leading take home carbonated soft drink market shares in this segment in its core markets of the U.S., Canada and the U.K.

RESULTS OF OPERATIONS

Cott reported income from continuing operations of $7.6 million or $0.11 per diluted share for the quarter ended March 30, 2002 versus $5.1 million or $0.07 per diluted share in the first quarter of 2001, extending its record into a fourth consecutive year of profitable operating performance. Net loss for the quarter, after one-time charges, was $46.8 million or $(0.76) per diluted share compared with net income of $5.1 million or $0.07 per diluted share in 2001.

In the first quarter, Cott recorded two one-time charges. First, an extraordinary item of $9.6 million after tax for the costs associated with the early redemption of the 9.375% and 8.5% senior notes maturing in 2005 and 2007 ("2005 & 2007 Notes"). The 2005 & 2007 Notes were refinanced with 8% subordinated notes maturing in 2011 ("2011 Notes") in December 2001 and were redeemed on January 22, 2002. Also, as required, Cott adopted SFAS 142 in the first quarter of 2002. This change in the method of valuing goodwill resulted in the $44.8 million non-cash write down of the entire goodwill of the U.K. business.

SALES - Sales were up 9.2% to $250.0 million compared to $229.0 million for the first quarter of 2001. Excluding the impact of the Royal Crown acquisition and Northeast Retailer Brand business combination which occurred in the last half of 2001, sales of $234.3 million were up 2.3% from the same period last year, lead by growth in the U.S. business. Sales volume in 8-oz equivalent cases increased 2.9%, excluding the impact of the acquisitions.

Sales in the U.S. during the first quarter of 2002 increased to $187.5 million, up 11.1% from $168.7 million in 2001. The Northeast Retailer Brand business combination added $13.2 million to sales for the quarter. A significant portion of the increase in the existing business was attributable to growth in sales volume of reverse osmosis purified drinking water.

Sales in Canada were $32.0 million for the quarter, down 5.6% from $33.9 million in 2001, primarily due to a weaker Canadian currency.

Sales in the U.K. of $30.5 million increased 15.5% from $26.4 million in 2001. Approximately $2.5 million of the increase relates to the acquisition of the Royal Crown International business and $2.2 million relates to higher sales in the existing business, an 8.3% improvement. These increases were partially offset by the impact of the weakened U.K. pound in relation to the U.S. dollar.

GROSS PROFIT - Gross profit margin for the quarter was 18.4% compared with 18.3% and 15.8% in the fourth quarter and first quarter of 2001, respectively. The improvement over last year's first quarter was principally due to gains in plant efficiencies and to the impact of the Royal Crown acquisition. This improvement was partially offset by increased interest expense on the debt incurred to finance the acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $27.7 million, up $4.6 million from $23.1 million last year. The increase was due primarily to the impact of acquisitions and redundancy costs recorded in the U.K. SG&A would have been $0.9 million higher in 2002 if not for the benefit of no longer amortizing goodwill under SFAS 142.

INTEREST EXPENSE - Net interest expense was $9.3 million for the quarter compared with $6.7 million in the first quarter of 2001. The $2.6 million increase was primarily a result of the interest on the term loan used to finance the Royal Crown acquisition. The impact of lower interest rates from the high yield bond refinancing was not realized in the first quarter of 2002 as Cott had to pay interest on both the 2005 & 2007 Notes and the new 2011 Notes up to the January 22, 2002 redemption date. Cott expects that the interest rate improvement of approximately 1% will positively impact operations for the balance of the year.

INCOME TAXES - Cott recorded an income tax provision of $1.1 million on income before tax of $8.7 million for the quarter, compared with a $3.2 million provision on income before tax of $8.3 million in the comparable period last year. The current period's income tax provision was impacted by a $1.8 million tax recovery related to realizing the benefit of a capital loss.

EXTRAORDINARY ITEM - The extraordinary item of $9.6 million in the first quarter of 2002 represents the after tax costs of redeeming the 2005 & 2007 Notes. Costs include the early redemption penalty and the non-cash write-off of the unamortized financing fees.

CHANGE IN ACCOUNTING PRINCIPLE - In the first quarter, as required, Cott adopted SFAS 142. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests based on fair values rather than net recoverable amount. An impairment test of goodwill was required upon adoption of this standard. Cott completed the impairment test of its reporting units in the first quarter under the new rules and as a consequence recorded a non-cash charge of $44.8 million to write down the entire goodwill of its U.K. business.

FINANCIAL CONDITION - Cash used in operating activities for the first quarter was $15.3 million, including capital expenditures of $10.7 million and excluding the $10.6 million cash portion of early redemption costs on the 2005 & 2007 Notes. Sources of cash included $14.5 million in additional short-term borrowings and $4.7 million from common shares issued due to the exercise of employee stock options.

The $297.3 million of cash in trust at December 29, 2001 was used to redeem the $276.4 million principal amount of the 2005 & 2007 Notes and pay the related accrued interest and early redemption penalties on January 22, 2002.

Cash and cash equivalents increased $10.2 million in the first quarter to $14.1 million as of March 30, 2002.

INVESTING ACTIVITIES - In January 2002, Cott made two spring water investments totaling $1.8 million to strengthen its position in the spring water segment across Canada. Cott acquired a 49% interest in Iroquois West Bottling Limited that will operate a spring water bottling facility in Revelstoke, British Columbia and a 30% interest in Iroquois Water Ltd., that will produce bottled water in Cornwall, Ontario.

CAPITAL EXPENDITURES - Capital expenditures for the quarter were $10.7 million compared with $10.0 million in the first quarter of 2001. Cott's capital spending policy favors projects with an expected internal rate of return above 30%, in addition to those required for essential maintenance, safety and regulatory compliance. Major expenditures in the first quarter of 2002 included $4.3 million relating to the purified drinking water filling line projects in the Florida and Texas plants and $1.0 million relating to the upgrade and standardization of information and accounting systems.

CAPITAL RESOURCES AND LONG-TERM DEBT - Cott's current credit facilities provide maximum credit of $89.2 million depending on available collateral. At March 31, 2001, approximately $32.7 million of the committed revolving credit facility in the U.S. and Canada and the entire $14.2 million of the demand credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facilities was 4.9%.

As of March 30, 2002, Cott's long-term debt totaled $363.8 million as compared with $364.9 million at the end of 2001, adjusted for the redemption of the 2005 and 2007 Notes in January 2002. At quarter end, debt consisted of $267.6 million in 8% senior subordinated notes with a face value of $275 million, $95.4 million on the term loan and $0.8 million of other debt. Cott is exposed to interest rate risk as its term loan, which represents approximately 26% of its long-term debt at March 30, 2002, bears interest at floating rates. The weighted average interest rate on the term loan as of March 30, 2002 was 5.4%.

Cott has $40.0 million in preferred shares outstanding. Effective July 7, 2002, preferred shareowners will be entitled to a cumulative preferential dividend, payable in additional stock, at a rate of 2.5% every six months, unless Cott exchanges the preferred shares for common shares. Cott anticipates converting the preferred shares to common shares on or before July 7, 2002.

Management believes Cott has the financial resources to meet its ongoing cash requirements for operations and capital expenditures as well as its other financial obligations.

CANADIAN GAAP - Consolidated financial statements in accordance with Canadian GAAP are made available to all shareowners and are filed with Canadian regulatory authorities. Under Canadian GAAP in the first quarter, Cott reported net income of $8.3 million and total assets of $748.1 million compared to the net loss and total assets under U.S. GAAP of $46.8 million and $746.1 million, respectively. There are two primary U.S./Canadian GAAP differences in the first quarter of 2002.

Under Canadian GAAP, the 2005 & 2007 Notes were considered discharged on December 21, 2001 when the funds to redeem the notes were transferred to the irrevocable trust. As a result, debt extinguishment costs were recorded in the fourth quarter of 2001 under Canadian GAAP in results from continuing operations. Under U.S. GAAP, the 2005 & 2007 Notes were considered discharged on January 22, 2002 and the extinguishment costs of $9.6 million were recorded as an extraordinary item in the first quarter of 2002.

Under Canadian GAAP, the impairment loss of $44.8 million relating to the change in the method for valuing goodwill is charged to opening retained earnings for the first quarter of 2002. Under U.S. GAAP, the change in accounting principle is recorded as a charge to net income for the quarter ended March 30, 2002.

OUTLOOK - At this point, Cott expects sales to grow between 8% and 10% for 2002 and earnings per diluted share to be between $0.72 and $0.74 for the year, before the one-time charges recorded in the first quarter. Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. The carbonated soft drink industry continues to experience positive growth, especially in the U.S. Facing intense price competition from heavily promoted global and regional brands, Cott's major opportunity for growth depends on management's emphasis on this focus and on retailers' continued commitment to their retailer brand soft drink programs. Cott continues to strive to expand the business through growth with key customers, the pursuit of new customers and channels and through new acquisitions and alliances. Additional financing may be required to fund future acquisitions, and there can be no assurance that such financing will be available on favorable terms.

RISKS AND UNCERTAINTIES - Risks and uncertainties include national brand pricing strategies, stability of procurement costs for such items as sweetener, packaging materials and other ingredients, the successful integration of new acquisitions, seasonality of sales, the ability to protect intellectual property and fluctuations in interest rates and foreign currencies versus the U.S. dollar.

Sales to the top two customers in the first quarter of 2002 accounted for 51% (47% - 2001) of Cott's total sales. The loss of any significant customer or any significant portion of Cott's sales could have a material adverse effect on the Company's operating results and cash flows.

FORWARD-LOOKING STATEMENTS - In addition to historical information, this report contains statements relating to future events and Cott's future results. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include, but are not limited to, statements that relate to projections of revenues, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to Cott's business strategy, goals and expectations concerning its market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should," "will" and similar terms and phrases are used to identify forward-looking statements.

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

The following, in addition to the risks and uncertainties discussed above, are some of the factors that could affect Cott's financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

o Loss of key customers, particularly Wal-Mart, and the commitment of Cott's private label beverage customers to their private label beverage programs;
o Increases in competitor consolidations and other market-place competition, particularly among branded beverage products;
o Cott's ability to identify and acquire acquisition candidates and to integrate into its operations the businesses and product lines that are acquired;
o Fluctuations in the cost and availability of beverage ingredients and packaging supplies and Cott's ability to maintain favorable arrangements and relationships with suppliers;
o Unseasonably cold or wet weather, which could reduce demand for Cott's beverages;
o Cott's ability to protect the intellectual property inherent in new and existing products;
o Adverse rulings, judgments or settlements in Cott's existing litigation, and the possibility that additional litigation will be brought against Cott;
o Product recalls or changes in or increased enforcement of the laws and regulations that affect Cott's business;
o Currency fluctuations that adversely affect the U.S. dollar exchange with the pound sterling, the Canadian dollar and other currencies;
o        Changes in interest rates;
o Changes in consumer tastes and preference and market demand for new and existing products;
o        Changes in general economic and business conditions; and
o        Increased acts of terrorism or war.

The foregoing list of important factors is not exclusive or exhaustive. Many of these factors are described in greater detail in other filings with the U.S. Securities and Exchange Commission. All future written and oral forward-looking statements attributable to Cott or persons acting on Cott's behalf are expressly qualified in their entirety by the previous statements. These statements are made as of the date of this report. Cott undertakes no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances that Cott may become aware of after the date of this report.

Undue reliance should not be placed on forward-looking statements.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in Cott's Form 10-K for the fiscal year ended December 29, 2001.

ITEM 6.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

1.       Financial Statement Schedules

         Schedule III - Consolidating Financial Statements

2.       Exhibits

         None.

3.       Reports on Form 8-K

         No report on Form 8-K has been filed by Cott during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COTT CORPORATION
                                       (Registrant)


Date:    May 9, 2002

                                       /s/ Raymond P. Silcock
                                       -------------------------------------
                                       Raymond P. Silcock
                                       Executive Vice President &
                                       Chief Financial Officer
                                       (On behalf of the Company)


Date:    May 9, 2002
                                       /s/ Tina Dell'Aquila
                                       -------------------------------------
                                       Tina Dell'Aquila
                                       Vice President, Controller
                                       (Principal accounting officer)

                SCHEDULE III - CONSOLIDATING FINANCIAL STATEMENTS

Cott Beverages Inc., a wholly owned subsidiary of Cott, has entered into financing arrangements that are guaranteed by Cott and certain other wholly owned subsidiaries of Cott (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth on an unconsolidated basis, balance sheets, statements of income and cash flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and Cott's other subsidiaries (the "Non-guarantor Subsidiaries"). The balance sheets, statements of income and cash flows for Cott Beverages Inc. have been adjusted retroactively to include Concord Beverage Company, Concord Holdings GP and Concord Holdings LP that were amalgamated with Cott Beverages Inc. on December 29, 2001. The supplemental financial information reflects the investments of Cott and Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting.


COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                          FOR THE THREE MONTHS ENDED MARCH 30, 2002
                                 --------------------------------------------------------------------------------------------
                                     COTT            COTT            GUARANTOR      NON-GUARANTOR  ELIMINATION
                                 CORPORATION     BEVERAGES INC.     SUBSIDIARIES    SUBSIDIARIES      ENTRIES    CONSOLIDATED
                                 --------------------------------------------------------------------------------------------
SALES                            $     36.6      $    177.7          $       --      $     41.0     $     (5.3)    $    250.0
Cost of sales                          30.6           141.0                  --            37.6           (5.3)         203.9
                                 --------------------------------------------------------------------------------------------
GROSS PROFIT                            6.0            36.7                  --             3.4             --           46.1
Selling, general and
   administrative expenses              4.9            16.5                 0.5             5.8             --           27.7
                                 --------------------------------------------------------------------------------------------
OPERATING INCOME                        1.1            20.2                (0.5)           (2.4)            --           18.4
Other income, net                        --              --                  --            (0.1)            --           (0.1)
Interest expense, net                  (2.1)            7.9                 3.3             0.2             --            9.3
Minority interest                        --              --                  --             0.5             --            0.5
                                 --------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME              3.2            12.3                (3.8)           (3.0)            --            8.7
Income taxes                            1.5            (3.5)                 --             0.9             --           (1.1)
Equity income (loss)                  (41.9)             --                 9.4              --           32.5             --
                                 --------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                         (37.2)            8.8                 5.6            (2.1)          32.5            7.6
Extraordinary item                     (9.6)             --                  --              --             --           (9.6)
Cumulative effect of change in
   accounting principle                  --              --                  --           (44.8)            --          (44.8)
                                 --------------------------------------------------------------------------------------------
NET INCOME (LOSS)                $    (46.8)     $      8.8          $      5.6      $    (46.9)    $     32.5     $    (46.8)
                                 ============================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                                     AS OF MARCH 30, 2002
                                --------------------------------------------------------------------------------------------
                                    COTT            COTT            GUARANTOR      NON-GUARANTOR  ELIMINATION
                                CORPORATION     BEVERAGES INC.     SUBSIDIARIES    SUBSIDIARIES      ENTRIES    CONSOLIDATED
                                --------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents    $      6.5       $      1.6          $       --     $      6.0     $       --     $     14.1
   Accounts receivable                24.4             84.9                 2.8           23.6           (9.7)         126.0
   Inventories                        14.8             53.5                  --           11.9           (0.4)          79.8
   Prepaid expenses                    0.8              0.9                 0.2            0.9             --            2.8
                                --------------------------------------------------------------------------------------------
                                      46.5            140.9                 3.0           42.4          (10.1)         222.7
Property, plant and equipment         49.1            130.7                12.0           56.6             --          248.4
Goodwill                              17.2             46.7                 5.1             --             --           69.0
Intangibles and other assets           9.1            139.9                  --           57.0             --          206.0
Due from affiliates                  250.4            284.5               297.9           42.4         (875.2)            --
Investments in subsidiaries          146.3             41.3               285.6             --         (473.2)            --
                                --------------------------------------------------------------------------------------------
                                $    518.6       $    784.0          $    603.6     $    198.4     $ (1,358.5)    $    746.1
                                ============================================================================================

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings        $       --       $     48.7          $       --     $       --     $       --     $     48.7
   Current maturities of
     long-term debt                     --              8.0                  --            0.1             --            8.1
   Accounts payable and
     accrued liabilities              28.4             51.9                17.6           27.7           (9.6)         116.0
                                --------------------------------------------------------------------------------------------
                                      28.4            108.6                17.6           27.8           (9.6)         172.8
Long-term debt                          --            355.7                  --             --             --          355.7
Due to affiliates                    328.5             12.3               497.7           36.7         (875.2)            --
Other liabilities                      9.6             10.6                  --           17.0             --           37.2
                                --------------------------------------------------------------------------------------------
                                     366.5            487.2               515.3           81.5         (884.8)         565.7
                                --------------------------------------------------------------------------------------------
Minority interest                       --               --                  --           28.3             --           28.3
SHAREOWNERS' EQUITY
Capital stock
 Common shares                       201.8            265.8                59.0          214.4         (539.2)         201.8
 Second preferred shares,
    Series 1                          40.0               --                  --             --             --           40.0
                                --------------------------------------------------------------------------------------------
                                     241.8            265.8                59.0          214.4         (539.2)         241.8
Retained earnings (deficit)          (44.8)            31.0                29.3         (105.9)          45.6          (44.8)
Accumulated other
   comprehensive income              (44.9)              --                  --          (19.9)          19.9          (44.9)
                                --------------------------------------------------------------------------------------------
                                     152.1            296.8                88.3           88.6         (473.7)         152.1
                                --------------------------------------------------------------------------------------------
                                $    518.6       $    784.0          $    603.6     $    198.4     $ (1,358.5)    $    746.1
                                ============================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                          FOR THE THREE MONTHS ENDED MARCH 30, 2002
                                 ----------------------------------------------------------------------------------------
                                     COTT            COTT         GUARANTOR      NON-GUARANTOR  ELIMINATION
                                 CORPORATION     BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                 ----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income (loss) from continuing
   operations                    $    (37.2)       $      8.8     $      5.6     $     (2.1)    $     32.5     $      7.6
Depreciation and amortization           1.6               5.3            0.9            2.5             --           10.3
Amortization of financing fees          0.1               0.4             --             --             --            0.5
Deferred income taxes                  (1.5)              2.8             --           (1.0)            --            0.3
Minority interest                        --                --             --            0.5             --            0.5
Equity income, net of
   distributions                       41.9               0.3           (8.3)            --          (33.9)            --
Other non-cash items                    0.4               0.1             --            0.5             --            1.0
Net change in non-cash
   working capital from
   continuing operations               (9.5)            (20.6)           2.0            3.3             --          (24.8)
                                 ----------------------------------------------------------------------------------------
Cash provided by (used in)
   continuing operations               (4.2)             (2.9)           0.2            3.7           (1.4)          (4.6)
Cost of debt redemption               (10.6)               --             --             --             --          (10.6)
                                 ----------------------------------------------------------------------------------------
Cash provided by  (used in)
   operating activities               (14.8)             (2.9)           0.2            3.7           (1.4)         (15.2)
                                 ----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (1.4)             (8.8)          (0.3)          (0.2)            --          (10.7)
Advances to affiliates                   --              (0.5)            --             --            0.5             --
Other                                  (1.8)             (0.7)           0.1             --             --           (2.4)
                                 ----------------------------------------------------------------------------------------
Cash used in investing
   activities                          (3.2)            (10.0)          (0.2)          (0.2)           0.5          (13.1)
                                 ----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments of long-term debt           (276.4)             (1.2)            --             --             --         (277.6)
Short-term borrowings                  (1.6)             16.1             --             --             --           14.5
Increase in cash in trust             297.3                --             --             --             --          297.3
Advances from affiliates                0.5                --             --             --           (0.5)            --
Distributions to subsidiary
   minority shareowner                   --                --             --           (0.3)            --           (0.3)
Issue of common shares                  4.7                --             --             --             --            4.7
Dividends paid                           --              (1.1)            --           (0.3)           1.4             --
                                 ----------------------------------------------------------------------------------------
Cash provided by (used in)
   financing activities                24.5              13.8             --           (0.6)           0.9           38.6
                                 ----------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash and cash
   equivalents                           --                --             --           (0.1)            --           (0.1)
                                 ----------------------------------------------------------------------------------------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                     6.5               0.9             --            2.8             --           10.2
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                   --               0.7             --            3.2             --            3.9
                                 ----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                 $      6.5        $      1.6     $       --     $      6.0     $       --     $     14.1
                                 ========================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                              ----------------------------------------------------------------------------------------
                                  COTT            COTT         GUARANTOR      NON-GUARANTOR  ELIMINATION
                              CORPORATION     BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES     ENTRIES    CONSOLIDATED
                              ----------------------------------------------------------------------------------------
SALES                         $     44.2      $    169.6       $       --     $     25.4          (10.2)    $    229.0
Cost of sales                       36.0           143.8               --           22.8           (9.7)         192.9
                              ----------------------------------------------------------------------------------------
GROSS PROFIT                         8.2            25.8               --            2.6           (0.5)          36.1
Selling, general and
   administrative expenses           5.1            13.6               --            4.4             --           23.1
                              ----------------------------------------------------------------------------------------
OPERATING INCOME                     3.1            12.2               --           (1.8)          (0.5)          13.0
Other income, net                   (0.5)             --               --           (1.5)            --           (2.0)
Interest expense, net                1.6            (0.2)             5.1            0.2             --            6.7
                              ----------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME           2.0            12.4             (5.1)          (0.5)          (0.5)           8.3
Income taxes                        (0.8)           (3.0)              --            0.4            0.2           (3.2)
Equity income                        3.9              --              9.4             --          (13.3)            --
                              ----------------------------------------------------------------------------------------
NET INCOME (LOSS)             $      5.1      $      9.4       $      4.3     $     (0.1)    $    (13.6)    $      5.1
                              ========================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, audited)

                                                               AS OF DECEMBER 29, 2001
                              ---------------------------------------------------------------------------------------
                                  COTT            COTT         GUARANTOR    NON-GUARANTOR  ELIMINATION
                              CORPORATION     BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES    ENTRIES     CONSOLIDATED
                              ---------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents  $        --      $      0.7     $       --     $      3.2     $       --     $      3.9
   Cash in trust                    297.3              --             --             --             --          297.3
   Accounts receivable               28.7            75.1            0.4           27.4           (9.6)         122.0
   Inventories                       11.7            46.0             --           10.8           (0.3)          68.2
   Prepaid expenses                   1.4             1.4             --            0.6             --            3.4
                              ---------------------------------------------------------------------------------------
                                    339.1           123.2            0.4           42.0           (9.9)         494.8
Property, plant and equipment        49.3           138.6             --           59.0             --          246.9
Goodwill                             17.2            46.7            5.1           45.1             --          114.1
Intangibles and other assets         11.2           140.3             --           58.1             --          209.6
Due from affiliates                 251.1           284.0          297.9           42.3         (875.3)            --
Investments in subsidiaries         188.3            41.7          277.2             --         (507.2)            --
                              ---------------------------------------------------------------------------------------
                              $     856.2      $    774.5     $    580.6     $    246.5     $ (1,392.4)    $  1,065.4
                              =======================================================================================

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings      $       1.7      $     32.5     $       --     $       --     $       --     $     34.2
   Current maturities of
     long-term debt                 276.4             5.4             --             --             --          281.8
   Accounts payable and
     accrued liabilities             39.8            68.4            0.2           26.6           (9.6)         125.4
                              ---------------------------------------------------------------------------------------
                                    317.9           106.3            0.2           26.6           (9.6)         441.4
Long-term debt                         --           359.4             --            0.1             --          359.5
Due to affiliates                   328.0            12.3          497.7           37.3         (875.3)            --
Other liabilities                    14.9             7.4             --           17.9            0.8           41.0
                              ---------------------------------------------------------------------------------------
                                    660.8           485.4          497.9           81.9         (884.1)         841.9
Minority interest                      --              --             --           28.1             --           28.1
SHAREOWNERS' EQUITY
Capital stock
 Common shares                      197.1           265.8           59.0          214.4         (539.2)         197.1
 Second preferred shares,
    Series 1                         40.0              --             --             --             --           40.0
                              ---------------------------------------------------------------------------------------
                                    237.1           265.8           59.0          214.4         (539.2)         237.1
Retained earnings (deficit)           2.0            23.3           23.7          (58.7)          11.7            2.0
Accumulated other
   comprehensive income             (43.7)             --             --          (19.2)          19.2          (43.7)
                              ---------------------------------------------------------------------------------------
                                    195.4           289.1           82.7          136.5         (508.3)         195.4
                              ---------------------------------------------------------------------------------------
                              $     856.2      $    774.5     $    580.6     $    246.5     $ (1,392.4)    $  1,065.4
                              =======================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 ---------------------------------------------------------------------------------------
                                     COTT            COTT         GUARANTOR    NON-GUARANTOR  ELIMINATION
                                 CORPORATION     BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES    ENTRIES     CONSOLIDATED
                                 ---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                $      5.1        $      9.4     $      4.3     $    (0.1)    $    (13.6)    $      5.1
Depreciation and amortization           1.8               5.8             --           2.0             --            9.6
Amortization of financing fees          0.2               0.1             --            --             --            0.3
Deferred income taxes                   0.7               3.0             --          (0.4)          (0.2)           3.1
Equity income, net of
   distributions                       (2.8)               --           (4.6)           --            7.4             --
Other non-cash items                     --                --             --          (1.4)            --           (1.4)
Net change in non-cash
   working capital from
   continuing operations               (4.2)             (5.9)           0.4          (5.1)           0.5          (14.3)
                                 ---------------------------------------------------------------------------------------
Cash provided by (used in)
   operating activities                 0.8              12.4            0.1          (5.0)          (5.9)           2.4
                                 ---------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (2.1)             (6.6)            --          (1.3)            --          (10.0)
Advances to affiliates                (15.8)              0.1             --          15.8           (0.1)            --
Investment in subsidiary               14.8                --          (15.8)           --            1.0             --
Other                                    --               0.3             --            --             --            0.3
                                 ---------------------------------------------------------------------------------------
Cash provided by (used in)
   investing activities                (3.1)             (6.2)         (15.8)         14.5            0.9           (9.7)
                                 ---------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments of long-term debt               --              (0.2)            --          (0.1)            --           (0.3)
Short-term borrowings                    --              (1.2)            --           1.2             --             --
Advances from affiliates                 --             (15.8)          15.7            --            0.1             --
Issue of common shares                  1.4              15.8             --            --          (15.8)           1.4
Redemption of common shares              --                --             --         (14.8)          14.8             --
Dividends paid                           --              (4.8)            --          (1.1)           5.9             --
                                 ---------------------------------------------------------------------------------------
Cash provided by (used in)
   financing activities                 1.4              (6.2)          15.7         (14.8)           5.0            1.1
                                 ---------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash and cash
   equivalents                           --                --             --          (0.1)            --           (0.1)
                                 ---------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           (0.9)               --             --          (5.4)            --           (6.3)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                  1.5                --             --           5.7             --            7.2
                                 ---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                 $      0.6        $       --     $       --     $     0.3     $       --     $      0.9
                                 =======================================================================================