Form 10-Q
period 2002-06-29
COTT CORP /CN/
filed 2002-08-13
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____


Commission File Number                 000-19914
                           -----------------------------------


                                     COTT CORPORATION
                           -----------------------------------
                  (Exact name of registrant as specified in its charter)

         CANADA                                              None
------------------------------------          ----------------------------------
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

                                 not applicable
     ----------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 68,435,030 shares of common stock outstanding as of July 31, 2002.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Statements of Income for the three and six month periods ended June 29, 2002 and June 30, 2001 ... Page 3

           Consolidated Balance Sheets as of June 29, 2002 and
             December 29, 2001 .........................................  Page 4

           Consolidated Statements of Shareowners' Equity as of
             June 29, 2002 and June 30, 2001 ...........................  Page 5

           Consolidated Statements of Cash Flows for the six month
             period ended June 29, 2002 and June 30, 2001 ..............  Page 6

           Notes to the Consolidated Financial Statements ..............  Page 7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................  Page 15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk .  Page 19


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ..........................................  Page 20

Item 4.    Submission of Matters to a Vote of Security Holders ........  Page 20

Item 6.    Financial Statement Schedules, Exhibits and Reports on
             Form 8-K .................................................  Page 21

Signatures ............................................................  Page 22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                             For the three months ended         For the six months ended
                                            -----------------------------     ----------------------------
                                                JUNE 29,        JUNE 30,         JUNE 29,        JUNE 30,
                                                    2002            2001             2002            2001
                                            -------------    ------------     ------------    ------------

SALES                                       $    329.5       $   305.6        $    579.5      $    534.6

Cost of sales                                    262.4           251.0             466.3           443.9
                                            ----------       ---------        ----------      ----------
GROSS PROFIT                                      67.1            54.6             113.2            90.7

Selling, general and administrative
   expenses                                       28.3            25.6              56.0            48.7
                                            ----------       ---------        ----------      ----------
OPERATING INCOME                                  38.8            29.0              57.2            42.0

Other expense (income), net                       (0.5)            0.4              (0.6)           (1.6)
Interest expense, net                              8.0             7.0              17.3            13.7
Minority interest                                  0.5             -                 1.0             -
                                            ----------       ---------        ----------      ----------
INCOME BEFORE INCOME TAXES AND EQUITY LOSS        30.8            21.6              39.5            29.9

Income taxes - note 3                            (11.4)           (7.1)            (12.5)          (10.3)
Equity loss                                       (0.2)            -                (0.2)            -
                                            ----------       ---------        ----------      ----------
INCOME FROM CONTINUING OPERATIONS                 19.2            14.5              26.8            19.6

Extraordinary item - note 4                        -               -                (9.6)            -
Cumulative effect of change in accounting
   principle - note 5                              -               -               (44.8)            -
                                            ----------       ---------        ----------      ----------
NET INCOME (LOSS) - note 6                  $     19.2       $    14.5        $    (27.6)     $     19.6
                                            ==========       =========        ==========      ==========

PER SHARE DATA - note 7
     INCOME (LOSS) PER COMMON SHARE
       - BASIC
     Income from continuing operations      $      0.31      $     0.24       $     0.44      $      0.33
     Extraordinary item                     $      -         $     -          $    (0.16)     $      -
     Cumulative effect of change in
       accounting principle                 $      -         $     -          $    (0.72)     $      -
     Net income (loss)                      $      0.31      $     0.24       $    (0.44)     $      0.33

     INCOME (LOSS) PER COMMON SHARE
       - DILUTED
     Income from continuing operations      $      0.27      $     0.21       $     0.38      $      0.29
     Extraordinary item                     $      -         $     -          $    (0.16)     $      -
     Cumulative effect of change in
       accounting principle                 $      -         $     -          $    (0.72)     $      -
     Net income (loss)                      $      0.27      $     0.21       $    (0.44)     $      0.29




              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)


                                                      JUNE 29,     DECEMBER 29,
                                                          2002             2001
                                                   ------------    -------------
                                                     Unaudited          Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents                           $   10.5        $     3.9
Cash in trust - note 4                                   -              297.3
Accounts receivable                                    147.0            122.0
Inventories - note 8                                    81.1             68.2
Prepaid expenses                                         4.2              3.4
                                                    --------        ---------
                                                       242.8            494.8

PROPERTY, PLANT AND EQUIPMENT - note 9                 271.9            246.9

GOODWILL - note 5                                       78.5            114.1

INTANGIBLES AND OTHER ASSETS - note 10                 214.1            209.6
                                                    --------        ---------
                                                    $  807.3        $ 1,065.4
                                                    ========        =========

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                               $   51.1        $    34.2
Current maturities of long-term debt - note 4            8.8            281.8
Accounts payable and accrued liabilities               135.4            125.4
Other current liabilities                               18.3              -
                                                    --------        ---------
                                                       213.6            441.4

LONG-TERM DEBT                                         354.4            359.5

OTHER LIABILITIES                                       30.8             41.0
                                                    --------        ---------
                                                       598.8            841.9
                                                    --------        ---------
MINORITY INTEREST                                       27.8             28.1

SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares - 68,431,460 shares issued               242.1            197.1
Second preferred shares, Series 1 -
  nil shares issued                                      -               40.0

RETAINED EARNINGS (DEFICIT)                            (25.6)             2.0

ACCUMULATED OTHER COMPREHENSIVE INCOME                 (35.8)           (43.7)
                                                    --------        ---------
                                                       180.7            195.4
                                                    --------        ---------
                                                    $  807.3        $ 1,065.4
                                                    ========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


                                       NUMBER OF                                                ACCUMULATED
                                        COMMON                                  RETAINED          OTHER
                                        SHARES        COMMON    PREFERRED       EARNINGS       COMPREHENSIVE      TOTAL
                                    (in thousands)    SHARES      SHARES        (DEFICIT)        INCOME          EQUITY
                                    --------------   -------    ---------       ---------      -------------     -------

Balance at December 30, 2000            59,868       $ 189.1     $  40.0         $ (37.9)        $ (32.7)        $ 158.5

Options exercised                          258           1.5         -               -               -               1.5
Comprehensive income - note 6
 Currency translation adjustment             -           -           -               -              (8.6)           (8.6)
 Net income                                  -           -           -              19.6             -              19.6
                                        ------       -------     -------         -------         -------         -------
Balance at June 30, 2001                60,126       $ 190.6     $  40.0         $ (18.3)        $ (41.3)        $ 171.0
                                        ======       =======     =======         =======         =======         =======

Balance at December 29, 2001            61,320       $ 197.1     $  40.0         $   2.0         $ (43.7)        $ 195.4

Options exercised                          825           5.0         -               -               -               5.0
Conversion of preferred shares into
  common shares                          6,286          40.0       (40.0)            -               -               -
Comprehensive income - note 6
 Currency translation adjustment             -           -           -               -               7.9             7.9
 Net loss                                    -           -           -             (27.6)            -             (27.6)
                                        ------       -------     -------         -------         -------         -------
Balance at June 29, 2002                68,431       $ 242.1     $   -           $ (25.6)        $ (35.8)        $ 180.7
                                        ======       =======     =======         =======         =======         =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                                   For the six months ended
                                               ---------------------------------

                                                 JUNE 29,              JUNE 30,
                                                     2002                  2001
                                               -----------          ------------
OPERATING ACTIVITIES
Income from continuing operations               $   26.8              $  19.6
Depreciation and amortization                       20.8                 19.5
Amortization of financing fees                       0.9                  0.6
Deferred income taxes                                3.8                  9.0
Minority interest                                    1.0                  -
Equity loss                                          0.2                  -
Gain on disposal of investment                      (1.3)                 -
Other non-cash items                                 1.1                 (1.2)
Net change in non-cash working capital
  from continuing operations - note 11             (27.6)               (16.7)
                                                ----------            ----------
Cash provided by continuing operations              25.7                 30.8

Cash cost of redemption of long-term
  debt - note 4                                    (10.6)                 -
                                                ----------            ----------
Cash provided by operating activities               15.1                 30.8
                                                ----------            ----------
INVESTING ACTIVITIES
Additions to property, plant and equipment         (18.6)               (16.3)
Acquisitions                                       (31.0)                 -
Proceeds from disposal of businesses                 -                    1.2
Other                                                1.4                  0.6
                                                ----------            ----------
Cash used in investing activities                  (48.2)               (14.5)
                                                ----------            ----------
FINANCING ACTIVITIES
Payments of long-term debt                        (278.4)                (0.7)
Short-term borrowings                               16.9                (15.0)
Decrease in cash in trust                          297.3                  -
Distributions to subsidiary minority
  shareowner                                        (1.7)                 -
Issue of common shares                               5.0                  1.5
                                                ----------            ----------
Cash provided by (used in) financing
  activities                                        39.1                (14.2)
                                                ----------            ----------
Effect of exchange rate changes on cash
  and cash equivalents                               0.6                  -
                                                ----------            ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS            6.6                  2.1

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                             3.9                  7.2
                                                ----------            ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $   10.5              $   9.3
                                                ==========            ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


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


NOTE 2 - BUSINESS SEASONALITY

Cott's results from continuing operations for the three and six month periods ending June 29, 2002 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are significantly impacted by business seasonality, which arises from higher sales in the second and third quarters versus the first and fourth quarters of the year in contrast to fixed costs such as depreciation, amortization and interest, which are not significantly impacted by seasonal trends.


NOTE 3 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                         For the three months ended           For the six months ended
                                      --------------------------------     -------------------------------
                                         JUNE 29,             JUNE 30,      JUNE 29,              JUNE 30,
                                             2002                 2001          2002                  2001
                                        ---------            ---------     ---------             ---------
                                        (in millions of U.S. dollars)       (in millions of U.S. dollars)

Income tax provision based on
  Canadian statutory rates               $ (11.8)             $  (8.9)       $ (15.1)            $ (12.3)
Foreign tax rate differential                0.2                  0.3           (0.2)                0.8
Manufacturing and processing
  deduction                                  0.2                  0.2            0.3                 0.2
Decrease in valuation
  allowance                                  -                    3.2            -                   3.2
Adjustment for change in enacted
  rates                                      0.3                 (1.5)           0.4                (1.5)
Realization of benefit on carry
  back of capital loss                       -                    -              1.8                 -
Non-deductible items                        (0.3)                (0.4)           0.3                (0.7)
                                         -------              -------        -------             -------
                                         $ (11.4)             $  (7.1)       $ (12.5)            $ (10.3)
                                         =======              =======        =======             =======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

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


NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE

Effective December 30, 2001, Cott adopted SFAS No. 142, Goodwill and Other Intangible Assets, for goodwill and other intangibles acquired prior to June 30, 2001. Cott adopted SFAS No. 142 for goodwill and other intangible assets acquired subsequent to June 30, 2001 in 2001. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to an annual impairment test. Other intangible assets continue to be amortized over their estimated useful lives and are also tested for impairment.

Cott completed a goodwill impairment test as of the adoption date for the standard and determined that unamortized goodwill of $44.8 million relating to the United Kingdom reporting unit was impaired under the new rules. The impairment loss has been recorded as a change in accounting principle. There is no tax recovery on the impairment loss.

The goodwill amortization charged on the consolidated statement of income in the three and six month periods ending June 30, 2001 was $1.0 million and $1.9 million, respectively. Cott continues to amortize intangible assets acquired prior to June 30, 2001, other than goodwill, over their estimated useful lives.


NOTE 6 - COMPREHENSIVE INCOME (LOSS)

                                         For the three months ended           For the six months ended
                                      --------------------------------     -------------------------------
                                         JUNE 29,             JUNE 30,      JUNE 29,              JUNE 30,
                                             2002                 2001          2002                  2001
                                        ---------            ---------     ---------             ---------
                                        (in millions of U.S. dollars)       (in millions of U.S. dollars)

Net income (loss)                        $  19.2              $  14.5        $ (27.6)            $  19.6
Foreign currency translation gain
  (loss)                                     9.1                  3.2            7.9                (8.6)
                                         -------              -------        -------             -------
                                         $  28.3              $  17.7        $ (19.7)            $  11.0
                                         =======              =======        =======             =======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

NOTE 7 - INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of exercising stock options and converting the preferred shares, only if dilutive.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                         For the three months ended           For the six months ended
                                      --------------------------------     -------------------------------
                                         JUNE 29,             JUNE 30,      JUNE 29,              JUNE 30,
                                             2002                 2001          2002                  2001
                                        ---------            ---------     ---------             ---------
                                               (in thousands)                      (in thousands)

Weighted average number of shares
  outstanding - basic                     62,414               60,124         62,047              60,058
Dilutive effect of stock options           2,367                1,847          2,339               1,824
Dilutive effect of second preferred
  shares                                   6,010                6,286          6,148               6,286
                                          ------               ------         ------              ------
Adjusted weighted average number
  of shares outstanding - diluted         70,791               68,257         70,534              68,168
                                          ======               ======         ======              ======

As of June 29, 2002, Cott had 68,431,460 common shares and 4,870,415 common share options outstanding following the conversion of the preferred shares into common shares on June 27, 2002.


NOTE 8 - INVENTORIES

                                                      JUNE 29,      DECEMBER 29,
                                                          2002              2001
                                                  ------------      ------------
                                                  (in millions of U.S. dollars)

Raw materials                                        $   23.2        $    23.0
Finished goods                                           45.6             35.8
Other                                                    12.3              9.4
                                                     --------        ---------
                                                     $   81.1        $    68.2
                                                     ========        =========


NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

                                                      JUNE 29,      DECEMBER 29,
                                                          2002              2001
                                                  ------------      ------------
                                                  (in millions of U.S. dollars)

Cost                                                 $ 446.3         $   400.2
Accumulated depreciation                              (174.4)           (153.3)
                                                     -------         ---------
                                                     $ 271.9         $   246.9
                                                     =======         =========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

NOTE 10 - INTANGIBLES AND OTHER ASSETS


                                     JUNE 29, 2002                      DECEMBER 29, 2001
                            -------------------------------      -------------------------------
                                      ACCUMULATED                          ACCUMULATED
                             COST     AMORTIZATION    NET         COST     AMORTIZATION    NET
                            ------    ------------   ------      ------    ------------   ------
                             (in millions of U.S. dollars)       (in millions of U.S. dollars)

NOT SUBJECT TO
  AMORTIZATION
Rights                      $ 80.4       $ -         $ 80.4      $ 80.4       $ -         $ 80.4
                            ------       -----       ------      ------       -----       ------
SUBJECT TO AMORTIZATION
Customer lists               107.8         9.9         97.9       103.6         6.5         97.1
Other                         40.1         4.3         35.8        40.8         8.7         32.1
                            ------       -----       ------      ------       -----       ------
                             147.9        14.2        133.7       144.4        15.2        129.2
                            ------       -----       ------      ------       -----       ------
                            $228.3       $14.2       $214.1      $224.8       $15.2       $209.6
                            ======       =====       ======      ======       =====       ======

Amortization expense related to intangibles and other assets only was $5.2 million for the period ended June 29, 2002 ($3.1 million - June 30, 2001). The amortization expense is estimated at about $10 million for 2002, $11 million per year for 2003 and 2004 and about $9 million per year for 2005 and 2006.


NOTE 11 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of acquisitions and unrealized foreign exchange gains and losses, are as follows:

                                                     JUNE 29,       JUNE 30,
                                                         2002           2001
                                                --------------   ------------
                                                (in millions of U.S. dollars)

Decrease (increase) in accounts receivable          $ (18.5)     $ (18.3)
Decrease (increase) in inventories                     (6.6)       (14.0)
Decrease (increase) in prepaid expenses                 0.1         (1.4)
Increase (decrease) in accounts payable
  and accrued liabilities                              (2.6)        17.0
                                                    -------      -------
                                                    $ (27.6)     $ (16.7)
                                                    =======      =======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

NOTE 12 - STOCK OPTION PLANS

Pursuant to the SFAS No. 123, Accounting for Stock-Based Compensation, Cott has elected to account for its employee stock option plan under APB opinion No. 25, Accounting for Stock Issued to Employees.Accordingly, no compensation expense has been recognized for stock options issued under these plans. Had compensation expense for the plans been determined based on the fair value at the grant date consistent with SFAS No. 123, Cott's net income and income per common share would have been as follows:

                                               JUNE 29,              JUNE 30,
                                                   2002                  2001
                                              ----------            ----------
                                                (in millions of U.S. dollars,
                                                 except per share amounts)

NET INCOME (LOSS)
         As reported                           $(27.6)                $19.6
         Pro forma                              (30.6)                 17.9
NET INCOME (LOSS) PER SHARE - BASIC
         As reported                            (0.44)                 0.33
         Pro forma                              (0.50)                 0.30
NET INCOME (LOSS) PER SHARE - DILUTED
         As reported                            (0.44)                 0.29
         Pro forma                              (0.50)                 0.26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         JUNE 29, 2002        JUNE 30, 2001
                                       ----------------    -----------------

  Risk-free interest rate                  3.8% - 4.7%          4.4% - 5.5%
  Average expected life (years)                      4                    4
  Expected volatility                            50.0%                50.0%
  Expected dividend yield                            -                    -

The proforma impact above of the stock option plan has not been tax effected.

NOTE 13 - ACQUISITIONS

Effective June 21, 2002, the Company formed a new business in Mexico with Embotelladora de Puebla, S.A. de C.V. ("EPSA"), a Mexican company, in order to establish manufacturing and marketing capabilities into Mexico. Cott has a 90% interest in this new venture. EPSA has the remaining 10% interest.The purchase price was allocated to machinery and equipment and customer list.

Effective June 25, 2002, the Company acquired all of the outstanding capital stock of Premium Beverage Packers, Inc. ("Premium"). Premium's assets include working capital, equipment, customer list and certain trademarks. The acquisition is expected to add strength to Cott's growing presence in the Northeast United States.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

NOTE 13 - ACQUISITIONS (continued)

These acquisitions have been accounted for using the purchase method. The results of operations have been included in Cott's consolidated statements of income from the effective dates of purchase. The total purchase price for both acquisitions was $29.2 million including estimated acquisition costs of $1.2 million and an equity investment of $1.0 million and before working capital adjustments. The acquisitions were funded from borrowings on Cott's short-term credit facility.

In January 2002, Cott made equity investments in two spring water companies totalling $1.8 million to strengthen its position in the spring water segment across Canada.


NOTE 14 - CONTINGENCIES

Cott is subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on Cott's financial position or results from operations.


NOTE 15 - SEGMENT REPORTING

Cott produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the United States, Canada and the United Kingdom & International. The concentrate assets and related expenses purchased in the second half of 2001 have been included in the Corporate & Other Segment for the six months ended June 29, 2002. Cott manages its beverage business by geographic segments as described below:

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


NOTE 15 - SEGMENT REPORTING (continued)

BUSINESS SEGMENTS


                                                               UNITED
   FOR THE THREE MONTHS ENDED         UNITED                  KINGDOM &      CORPORATE
          JUNE 29, 2002               STATES     CANADA     INTERNATIONAL     & OTHER       TOTAL
---------------------------------     ------     ------     -------------    ---------    --------
                                                   (in millions of U.S. dollars)

External sales                        $239.7     $ 50.2        $ 39.6          $  -       $  329.5
Intersegment sales                       0.8        6.5           -              (7.3)         -
Depreciation and amortization            7.0        1.5           1.7             0.3         10.5
Operating income (loss)                 33.0        6.8           2.0            (3.0)        38.8

Total assets                           477.9      109.6         155.0            64.8        807.3

Additions to property, plant and
  equipment                              4.6        1.1           0.4             1.8          7.9
                                      ------     ------        ------          ------     --------



                                                               UNITED
   FOR THE THREE MONTHS ENDED         UNITED                  KINGDOM &      CORPORATE
          JUNE 30, 2001               STATES     CANADA     INTERNATIONAL     & OTHER       TOTAL
---------------------------------     ------     ------     -------------    ---------    --------
                                                   (in millions of U.S. dollars)

External sales                        $219.7     $ 47.1        $ 38.8          $  -       $  305.6
Intersegment sales                       0.6        4.7           -              (5.3)         -
Depreciation and amortization            6.2        1.6           2.0             0.1          9.9
Operating income (loss)                 26.8        5.6           0.1            (3.5)        29.0

Total assets (December 29, 2001)       520.0       97.3         201.0           247.1      1,065.4

Additions to property, plant and
  equipment                              3.1        1.0           1.2             1.0          6.3
                                      ------     ------        ------          ------     --------

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

NOTE 15 - SEGMENT REPORTING (continued)


                                                               UNITED
    FOR THE SIX MONTHS ENDED          UNITED                  KINGDOM &      CORPORATE
          JUNE 29, 2002               STATES     CANADA     INTERNATIONAL     & OTHER       TOTAL
---------------------------------     ------     ------     -------------    ---------    --------
                                                   (in millions of U.S. dollars)

External sales                        $427.2     $ 82.2        $ 70.1          $  -       $  579.5
Intersegment sales                       0.8       11.1           -             (11.9)         -
Depreciation and amortization           13.9        3.1           3.3             0.5         20.8
Operating income (loss)                 53.3        8.6          (0.8)           (3.9)        57.2

Total assets                           477.9      109.6         155.0            64.8        807.3

Additions to property, plant and
  equipment                             13.6        1.4           0.6             3.0         18.6
                                      ------     ------        ------          ------     --------



                                                               UNITED
    FOR THE SIX MONTHS ENDED          UNITED                  KINGDOM &      CORPORATE
          JUNE 30, 2001               STATES     CANADA     INTERNATIONAL     & OTHER       TOTAL
---------------------------------     ------     ------     -------------    ---------    --------
                                                   (in millions of U.S. dollars)

External sales                        $388.4     $ 81.0        $ 65.2          $  -       $  534.6
Intersegment sales                       1.0        6.0           -              (7.0)         -
Depreciation and amortization           12.0        3.3           4.0             0.2         19.5
Operating income (loss)                 43.3        7.3          (1.4)           (7.2)        42.0

Total assets (December 29, 2001)       520.0       97.3         201.0           247.1      1,065.4

Additions to property, plant and
  equipment                              9.7        2.1           2.5             2.0         16.3
                                      ------     ------        ------          ------     --------

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the six months ended June 29, 2002, sales to two major customers accounted for 42% and 10%, respectively, of Cott's total sales (40% and 12% - June 30,
2001).


NOTE 16 - ACCOUNTING DEVELOPMENTS

In May 2002, the Financial Accounting Standards Board issued SFAS 145 indicating that certain debt extinguishment activities do not meet the criteria for classification as extraordinary items and should no longer be classified as extraordinary items. Cott will adopt the standard in 2003. Once adopted, the comparative figures for the six months ended June 29, 2002 will disclose income before income taxes and equity loss of $25.4 million, income tax expense of $8.0 million and income from continuing operations of $17.2 million. There will be no impact on the results for the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cott Corporation is the world's largest retailer brand soft drink supplier, with the leading take home carbonated soft drink market shares in this segment in its core markets of the U.S., Canada and the U.K.

RESULTS OF OPERATIONS

Continuing to pursue its growth strategy, Cott reported net income of $19.2 million, $0.27 per diluted share, for the second quarter ended June 29, 2002 up 32% as compared with the $14.5 million, $0.21 per diluted share, for the second quarter of 2001. For the first half, income from continuing operations increased 37% to $26.8 million, from $19.6 million in the same period last year. Including extraordinary charges for early redemption of senior unsecured notes maturing in 2005 and 2007 (the "2005 & 2007 Notes") and for the effect of a change in accounting principle to write down the entire goodwill in the U.K. business unit, Cott's net loss for the first half was $27.6 million or $0.44 per diluted share compared with net income of $19.6 million or $0.29 per diluted share in the first half of 2001.

SALES - Sales were up 8% to $329.5 million in the second quarter of 2002 compared to $305.6 million for the second quarter of 2001. Excluding the impact of acquiring certain asset from Royal Crown and of entering into the Northeast Retailer Brand business combination (the "2001 acquisitions") in the last half of 2001, sales of $310.2 million were up 2% from the same period last year. The sales increase was lead by growth in the U.S. business. Sales volume in 8-oz equivalent cases for the quarter was flat compared with the second quarter of 2001 after excluding the impact of the 2001 acquisitions.

Sales for the first half increased to $579.5 million, 8% higher than the same period last year and up 3% when the 2001 acquisitions are excluded. Sales volume was up 1% from last year excluding the impact of the 2001 acquisitions.

Sales in the U.S. during the second quarter of 2002 increased to $239.7 million, up 9% from $219.7 million in the second quarter of 2001 despite some volume softness due to unseasonably cool spring weather in the Northeast United States. In the first half of 2002, sales of $427.2 grew by 10% compared with the first half of last year. The Northeast Retailer Brand business combination added $15.7 million to sales for the quarter and $28.9 million for the first half of 2002. A significant portion of the increase in the existing business was attributable to growth in sales volume of reverse osmosis purified drinking water.

Sales in Canada were $50.2 million for the quarter, up 7% from $47.1 million for the same period last year primarily due to higher water sales and to increased promotional activity. For the first half, sales of $82.2 million were 1% higher than $81.0 million for the same period last year.

Sales in the U.K. & International of $39.6 million for the second quarter increased 2% from $38.8 million in 2001. For the first half of 2002, sales of $70.1 million were up 8% over the prior year. The Royal Crown acquisition added sales of $3.6 million and $6.1 million for the three and six month periods ended June 29, 2002, respectively. These increases were partially offset as some U.K. retailers continue to emphasize national brand products over their own retailer brands.

GROSS PROFIT - Gross profit in the second quarter increased by 2.5 percentage points, as compared with the same period last year, to 20.4%. This brought the first half gross profit to 19.5%, also a 2.5 percentage point improvement compared with the same period of 2001. Improvements resulted from productivity improvements, synergies arising from the integration of prior acquisitions and the impact of acquiring the Royal Crown assets. The improvement in gross profit was partially offset by increased interest expense on the debt incurred to finance the 2001 acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $28.3 million for the second quarter, up $2.7 million from $25.6 million last year. For the first six months of 2002, SG&A of $56.0 million was $7.3 million higher than the same period of 2001. The increase was due primarily to the impact of the 2001 acquisitions, which added $2.6 million and $4.9 million, respectively, to the SG&A for the second quarter and first half of 2002. SG&A would have been higher by $1.0 million for the second quarter and $1.9 million higher for the first half if goodwill had been amortized as it was in 2001. Under SFAS 142, goodwill is no longer amortized.

INTEREST EXPENSE - Net interest expense was $8.0 million for the quarter compared with $7.0 million in the second quarter of 2001. For the first half of 2002, net interest expense totaled $17.3 million, up $3.6 million from the same period last year. Interest on the term loan used to finance the acquisition of the Royal Crown assets in July 2001 resulted in an interest expense increase as compared with the same period last year of $1.7 million for the second quarter and $3.4 million for the first half. The second quarter increase was partially offset as a result of the lower interest rate achieved through refinancing the 2005 & 2007 Notes at the end of last year.

INCOME TAXES - Cott recorded income tax provisions of $11.4 million for the second quarter and $12.5 million for the first half of 2002 as compared with $7.1 million and $10.3 million for the same periods in 2001. For the first half of 2002, the overall effective tax rate was 31.6% compared with 34.4% for the same period last year. The reduction in the effective tax rate for the first half resulted principally as Cott realized the benefit of a capital loss in the first quarter. The 2001 effective rate was also lowered as Cott recognized the previously unrecorded tax benefit on losses from prior years through a reduction in the valuation allowance, although this was partially offset by lower tax rates in Canada.

ACQUISITIONS - In the second quarter, Cott completed two acquisitions. First, Cott acquired a 90% stake in a new Mexican soft drink bottling venture and a 35% share in an existing Mexican distribution company (the "Mexico acquisition") in order to establish manufacturing and marketing capabilities in Mexico. Assets of the Mexico acquisition included machinery and equipment and a customer list. Second, Cott acquired all of the outstanding capital stock of Premium Beverage Packers, Inc. (the "Premium acquisition"), Cott's largest carbonated soft drinks co-packer in the United States, to add manufacturing strength in the Northeast United States. The Premium acquisition included working capital, machinery and equipment, customer list and trademarks.

The aggregate purchase price of these acquisitions was $29.2 million including estimated acquisition costs of $1.2 million and an equity investment of $1.0 million and before adjustments for working capital. Cott financed the acquisitions with borrowings under its short-term credit facility.

In January 2002, Cott made equity investments in two spring water companies totaling $1.8 million to strengthen its position in the spring water segment across Canada.

FINANCIAL CONDITION - Cash provided by operating activities for the first half of 2002 was $7.1 million, including capital expenditures of $18.6 million but excluding the $10.6 million cash portion of early redemption costs on the 2005 & 2007 Notes. This was a $7.4 million decline from $14.5 million provided by operating activities for the first six months of 2001. Higher cash from earnings was offset by an increase in current income taxes in the United States, a change in the timing of interest payments as a result of the 2005 & 2007 Notes refinancing and a small increase in capital spending.

The $297.3 million of cash in trust at December 29, 2001 was used to redeem the $276.4 million principal amount of the 2005 & 2007 Notes and to pay the related accrued interest and early redemption penalties on January 22, 2002.

Cash and cash equivalents increased $6.6 million in the first half to $10.5 million as of June 29, 2002.

In May 2002, Cott disposed of its remaining 7.6% investment in Menu Foods Limited for cash proceeds of $2.8 million. A gain of $1.3 million was recorded on the disposal.

CAPITAL EXPENDITURES - Capital expenditures for the first six months of 2002 were $18.6 million compared with $16.3 million in the same period last year. Major expenditures to date in 2002 included $4.9 million relating to the purified drinking water filling line projects in the Florida and Texas plants, $4.5 million for improvements to the Concordville, Pennsylvania plant that was acquired in October 2000 and $2.2 million relating to the upgrade and standardization of information and accounting systems. Capital spending is expected to range between $45 million and $50 million in 2002.

CAPITAL STRUCTURE - On June 27, 2002, all of the 4,000,000 outstanding Convertible Participating Voting Second Preferred Shares, Series I with a book value of $40.0 million were converted into 6,286,453 common shares of Cott.

Cott's current revolving credit facilities provide maximum credit of $90.2 million. At June 29, 2002, approximately $43.6 million of the committed revolving credit facility in the U.S. and Canada and the entire $15.2 million of the demand credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facilities was 5.3% as of June 29, 2002.

As of June 29, 2002, Cott's long-term debt totaled $363.2 million as compared with $364.9 million at the end of 2001, adjusted for the redemption of the 2005 and 2007 Notes in January 2002. At quarter end, debt consisted of $267.8 million in 8% senior subordinated notes with a face value of $275 million, $94.7 million on the term loan and $0.7 million of other debt. Cott is exposed to interest rate risk as its term loan, which represents approximately 26% of its long-term debt at June 29, 2002, bears interest at floating rates. The weighted average interest rate on the term loan as of June 29, 2002 was 5.1%.

Management believes Cott has adequate financial resources to meet its ongoing cash requirements for operations and capital expenditures, as well as its other financial obligations.

NEW ACCOUNTING STANDARDS - In May 2002, the Financial Accounting Standards Board issued SFAS 145 indicating that certain debt extinguishment activities do not meet the criteria for classification as extraordinary items and should no longer be classified as extraordinary items. Cott will adopt the standard in 2003. Once adopted, the comparative figures for the six months ended June 29, 2002 will disclose income before income taxes and equity loss of $25.4 million, income tax expense of $8.0 million and income from continuing operations of $17.2 million. There will be no impact on the results for the second quarter of 2002.

CANADIAN GAAP - Consolidated financial statements in accordance with Canadian GAAP are made available to all shareowners and are filed with Canadian securities regulatory authorities. Under Canadian GAAP in the first half of 2002, Cott reported net income of $27.5 million and total assets of $809.2 million compared to the net loss and total assets under U.S. GAAP of $27.6 million and $807.3 million, respectively. There are no material U.S./Canadian GAAP differences for the second quarter. There are two primary differences between results reported under U.S. and Canadian GAAP in the six months ended June 29, 2002.

First, under Canadian GAAP, the 2005 & 2007 Notes were considered discharged on December 21, 2001 when the funds to redeem the notes were transferred to an irrevocable trust. As a result, debt extinguishment costs were recorded in the fourth quarter of 2001 under Canadian GAAP in results from continuing operations. Under U.S. GAAP, the 2005 & 2007 Notes were considered discharged on January 22, 2002 and the debt extinguishment costs of $9.6 million were recorded as an extraordinary item in the six months ended June 29, 2002.

Second, under Canadian GAAP, the impairment loss of $44.8 million relating to the change in the method for valuing goodwill is charged to opening retained earnings in the first quarter of 2002. Under U.S. GAAP, the change in accounting principle is recorded as a charge to net income for the six month period ended June 29, 2002.

OUTLOOK - At this point, Cott expects sales to grow by 8% to 10% in 2002 as compared with 2001 and earnings per diluted share to be between $0.76 and $0.78 for the year, before the one-time charges recorded in the first quarter. Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. The carbonated soft drink industry continues to experience positive growth, especially in the U.S. Facing intense price competition from heavily promoted global and regional brands, Cott's major opportunity for growth depends on management's continued emphasis on this focus and on retailers' continued commitment to their retailer brand soft drink programs. Cott continues to strive to expand the business through growth with key customers, the pursuit of new customers and channels and through new acquisitions and alliances. Additional financing may be required to fund future acquisitions, and there can be no assurance that such financing will be available on favorable terms.

RISKS AND UNCERTAINTIES - Risks and uncertainties that could adversely impact Cott's financial performance include pricing strategies of the national brands, commitment of major customers to retailer brand programs, stability of procurement costs for such items as packaging materials, sweeteners and other ingredients, the successful integration of new acquisitions, seasonality of sales, the ability to protect intellectual property and fluctuations in interest rates and foreign currencies versus the U.S. dollar.

Sales to the top two customers in the first half of 2002 accounted for 42% and 10% of total sales (40% and 12% in the first half of 2001). The loss of any significant customer or any significant portion of Cott's sales could have a material adverse effect on the Company's operating results and cash flows.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A: Quantitative and Qualitative Disclosures about Market Risk described in Cott's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3: Legal Proceedings described in Cott's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

Cott (along with others) was named as a defendant in an action filed by Victoriatea.com, Inc., The Torimiro Corporation and Rachael F. Parray in the Supreme Court for the State of New York on May 30, 2002. The complaint seeks, among other things, compensatory damages in an amount not less than $3 million, punitive damages in an amount not less than $5 million and unspecified attorney's fees, costs and disbursements. The complaint alleges breach of contract, negligence, breach of implied warranties and breach of implied covenant of good faith in connection with Cott's manufacture of beverages for one of the plaintiffs. Cott believes that it has valid defenses to the claims made by the plaintiffs and, in any event, any damages likely to be awarded to the plaintiffs are not expected to be material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual and Special Meeting of the Company's Shareholders was held on April 18, 2002.

(b) The meeting was held to consider and vote on the following matters:



  MATTERS SUBMITTED TO A VOTE(1)             FOR        WITHHELD      NOT VOTED
  ------------------------------             ---        --------      ---------
To elect directors for a period
  of one year:

   Colin J. Adair                         55,545,285      265,634        -
   W. John Bennett                        55,483,821      327,098        -
   C. Hunter Boll                         55,526,620      284,299        -
   Serge Gouin                            55,243,221      567,698        -
   Thomas M. Hagerty                      54,513,894    1,297,025        -
   Stephen H. Halperin                    55,525,400      285,519        -
   David V. Harkins                       54,512,484    1,298,435        -
   True H. Knowles(2)                     55,481,961      328,958        -
   Donald G. Watt                         55,523,160      287,759        -
   Frank E. Weise III                     55,543,685      267,234        -
                                          ----------    ---------      ------
To appoint PricewaterhouseCoopers LLP     55,558,690      191,530      60,699
  as auditors and authorize the
  directors to fix their remuneration
                                          ----------    ---------       -----


                                             FOR          AGAINST      WITHHELD      NOT VOTED
                                             ---          -------      --------      ---------
To approve amendments to the Company's
  by-laws                                 51,500,535      133,595       105,813      4,070,976

     (1) Vote totals include 4,000,000 outstanding Second Preferred Shares, Series 1, which voted on an as converted basis entitling the holders thereof (in aggregate) to 6,136,774 votes at such meeting.

     (2) True Knowles resigned his position as director on July 24, 2002.

ITEM 6. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statement Schedules and Exhibits


     (i)  Financial Statement Schedules:

          Schedule III - Consolidating Financial Statements

     (ii) Exhibits:

     Number    Description
     ------    -----------
      3.1      Articles of Incorporation of Cott (incorporated by reference to
               Exhibit 3.1 to Cott's Form 10-K dated March 31, 2000).

      3.2 By-laws of Cott (incorporated by reference to Exhibit 3.2 to Cott's Form 10-K dated March 8, 2002).


(b)  Reports on Form 8-K

     No report on Form 8-K has been filed by Cott during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COTT CORPORATION
                                          (Registrant)


Date:    August 13, 2002
                                           /s/ Raymond P. Silcock
                                          -----------------------------------
                                          Raymond P. Silcock
                                          Executive Vice President &
                                          Chief Financial Officer
                                          (On behalf of the Company)


Date:    August 13, 2002
                                          /s/ Tina Dell'Aquila
                                          -----------------------------------
                                          Tina Dell'Aquila
                                          Vice President, Controller
                                          (Principal accounting officer)

                SCHEDULE III - CONSOLIDATING FINANCIAL STATEMENTS

Cott Beverages Inc., a wholly owned subsidiary of Cott, has entered into financing arrangements that are guaranteed by Cott and certain other wholly owned subsidiaries of Cott (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth on an unconsolidated basis, balance sheets, statements of income and cash flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and Cott's other subsidiaries (the "Non-guarantor Subsidiaries"). The balance sheets, statements of income and cash flows for Cott Beverages Inc. have been adjusted retroactively to include Concord Beverage LP, Concord Holdings GP Inc. and Concord Holdings LP Inc. that were amalgamated with Cott Beverages Inc. on December 29, 2001. The supplemental financial information reflects the investments of Cott and Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting.


COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)



                                                        FOR THE THREE MONTHS ENDED JUNE 29, 2002
                                   --------------------------------------------------------------------------------------
                                                                                        NON-
                                          COTT            COTT     GUARANTOR       GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------  --------------  ------------   -------------   -----------   ------------
SALES                                    $56.7          $229.7       $  -              $50.7        $ (7.6)        $329.5
Cost of sales                             44.2           181.4          -               44.5          (7.7)         262.4
                                         -----          ------       ------            -----        ------         ------
GROSS PROFIT                              12.5            48.3          -                6.2           0.1           67.1
Selling, general and
  administrative expenses                  8.7            14.8          0.5              4.3           -             28.3
                                         -----          ------       ------            -----        ------         ------
OPERATING INCOME (LOSS)                    3.8            33.5         (0.5)             1.9           0.1           38.8

Other expense (income), net                0.6             -            -               (1.1)          -             (0.5)
Interest expense, net                     (2.9)            7.9          2.8              0.2           -              8.0
Minority interest                          -               -            -                0.5           -              0.5
                                         -----          ------       ------            -----        ------         ------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY INCOME
  (LOSS)                                   6.1            25.6         (3.3)             2.3           0.1           30.8

Income taxes                              (2.0)           (9.1)         -               (0.3)          -            (11.4)
Equity income (loss)                      15.1             1.0         16.9              -           (33.2)          (0.2)
                                         -----          ------       ------            -----        ------         ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                              19.2            17.5         13.6              2.0         (33.1)          19.2
Extraordinary item                         -               -            -                -             -              -
Cumulative effect of change in
  accounting principle                     -               -            -                -             -              -
                                         -----          ------       ------            -----        ------         ------
NET INCOME (LOSS)                        $19.2          $ 17.5       $ 13.6            $ 2.0        $(33.1)        $ 19.2
                                         =====          ======       ======            =====        ======         ======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                         FOR THE SIX MONTHS ENDED JUNE 29, 2002
                                   --------------------------------------------------------------------------------------
                                                                                        NON-
                                          COTT            COTT     GUARANTOR       GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------  --------------  ------------   -------------   -----------   ------------
SALES                                   $ 93.3          $407.4         $  -           $ 91.7        $(12.9)        $579.5
Cost of sales                             74.8           322.4            -             82.1         (13.0)         466.3
                                        ------          ------         -----          ------        ------         ------
GROSS PROFIT                              18.5            85.0            -              9.6           0.1          113.2
Selling, general and
  administrative expenses                 13.6            31.3           1.0            10.1           -             56.0
                                        ------          ------         -----          ------        ------         ------
OPERATING INCOME (LOSS)                    4.9            53.7          (1.0)           (0.5)          0.1           57.2
Other expense (income), net                0.6             -             -              (1.2)          -             (0.6)
Interest expense, net                     (5.0)           15.8           6.1             0.4           -             17.3
Minority interest                          -               -             -               1.0           -              1.0
                                        ------          ------         -----          ------        ------         ------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY INCOME
  (LOSS)                                   9.3            37.9          (7.1)           (0.7)          0.1           39.5
Income taxes                              (0.5)          (12.6)          -               0.6           -            (12.5)
Equity income (loss)                     (26.8)            1.0          26.3             -            (0.7)          (0.2)
                                        ------          ------         -----          ------        ------         ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                             (18.0)           26.3          19.2            (0.1)         (0.6)          26.8
Extraordinary item                        (9.6)            -             -               -             -             (9.6)
Cumulative effect of change in
  accounting principle                     -               -             -             (44.8)          -            (44.8)
                                        ------          ------         -----          ------        ------         ------
NET INCOME (LOSS)                       $(27.6)         $ 26.3         $19.2          $(44.9)       $ (0.6)        $(27.6)
                                        ======          ======         =====          ======        ======         ======

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                                 AS OF JUNE 29, 2002
                                   --------------------------------------------------------------------------------------
                                                                                        NON-
                                          COTT            COTT     GUARANTOR       GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------  --------------  ------------   -------------   -----------   ------------
ASSETS
Current assets
  Cash and cash equivalents             $  0.1          $  -          $  0.1         $  10.3    $     -            $ 10.5
  Accounts receivable                     29.9            91.7           7.6            26.0         (8.2)          147.0
  Inventories                             16.6            47.4           5.0            12.4         (0.3)           81.1
  Prepaid expenses                         1.0             1.5           0.8             0.9          -               4.2
                                        ------          ------        ------         -------    ---------          ------
                                          47.6           140.6          13.5            49.6         (8.5)          242.8
Property, plant and equipment             52.7           134.5          25.0            59.7          -             271.9
Goodwill                                  18.0            46.7          13.8             -            -              78.5
Intangibles and other assets               7.3           136.0          13.4            57.4          -             214.1
Due from affiliates                       38.7           284.5         297.9            42.4       (663.5)            -
Investments in subsidiaries              391.5            67.8         280.7             -         (740.0)            -
                                        ------          ------        ------         -------    ---------          ------
                                        $555.8          $810.1        $644.3         $ 209.1    $(1,412.0)         $807.3
                                        ======          ======        ======         =======    =========          ======

LIABILITIES
Current liabilities
  Short-term borrowings                 $  1.9          $ 49.2        $  -           $   -      $     -            $ 51.1
  Current maturities of
    long-term debt                         -               8.7           -               0.1          -               8.8
  Accounts payable and
    accrued liabilities                   34.1            54.5          26.4            28.6         (8.2)          135.4
  Other current liabilities                -               -             -              18.3          -              18.3
                                        ------          ------        ------         -------    ---------          ------
                                          36.0           112.4          26.4            47.0         (8.2)          213.6
Long-term debt                             -             354.4           -               -            -             354.4
Due to affiliates                        328.5            12.3         284.0            38.7       (663.5)            -
Other liabilities                         10.6            11.6           8.2             0.4          -              30.8
                                        ------          ------        ------         -------    ---------          ------
                                         375.1           490.7         318.6            86.1       (671.7)          598.8
                                        ------          ------        ------         -------    ---------          ------

Minority interest                          -               -             -              27.8          -              27.8

SHAREOWNERS' EQUITY
Capital stock
  Common shares                          242.1           275.8         282.7           219.4       (777.9)          242.1
  Second preferred shares,
    Series 1                               -               -             -               -            -               -
                                        ------          ------        ------         -------    ---------          ------
                                         242.1           275.8         282.7           219.4       (777.9)          242.1
Retained earnings (deficit)              (25.6)           43.6          43.0          (105.3)        18.7           (25.6)
Accumulated other
  comprehensive income                   (35.8)            -             -             (18.9)        18.9           (35.8)
                                        ------          ------        ------         -------    ---------          ------
                                         180.7           319.4         325.7            95.2       (740.3)          180.7
                                        ------          ------        ------         -------    ---------          ------
                                        $555.8          $810.1        $644.3         $ 209.1    $(1,412.0)         $807.3
                                        ======          ======        ======         =======    =========          ======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                        FOR THE SIX MONTHS ENDED JUNE 29, 2002
                                   --------------------------------------------------------------------------------------
                                                                                        NON-
                                          COTT            COTT     GUARANTOR       GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------  --------------  ------------   -------------   -----------   ------------
OPERATING ACTIVITIES
Income (loss) from continuing
  operations                           $ (18.0)         $ 26.3        $ 19.2           $(0.1)       $ (0.6)        $ 26.8
Depreciation and amortization              3.3            10.7           1.7             5.1           -             20.8
Amortization of financing fees             0.1             0.8           -               -             -              0.9
Deferred income taxes                      0.4             4.2           -              (0.8)          -              3.8
Minority interest                          -               -             -               1.0           -              1.0
Equity income, net of
  distributions                           26.8             0.8         (20.4)            -            (7.0)           0.2
Gain on disposal of investment            (1.3)            -             -               -             -             (1.3)
Other non-cash items                       1.9            (0.6)          -              (0.2)          -              1.1
Net change in non-cash
  working capital from
  continuing operations                  (11.3)          (19.4)          0.7             2.5         (0.1)          (27.6)
                                        ------          ------        ------           -----        -----          ------
Cash provided by (used in)
  continuing operations                    1.9            22.8           1.2             7.5         (7.7)           25.7
Cost of debt redemption                  (10.6)            -             -               -            -             (10.6)
                                        ------          ------        ------           -----        -----          ------
Cash provided by(used in)
  operating activities                    (8.7)           22.8           1.2             7.5         (7.7)           15.1
                                        ------          ------        ------           -----        -----          ------

INVESTING ACTIVITIES
Additions to property, plant
  and equipment                           (4.2)          (13.1)         (0.6)           (0.7)         -             (18.6)
Acquisitions                              (1.8)            -           (27.7)           (1.5)         -             (31.0)
Advances to affiliates                     -              (0.5)          -               -            0.5             -
Investment in subsidiary                 (15.0)          (27.0)        (10.0)            -           52.0             -
Other                                      2.8            (1.6)          0.2             -            -               1.4
                                        ------          ------        ------           -----        -----          ------
Cash used in investing
  activities                             (18.2)          (42.2)        (38.1)           (2.2)        52.5           (48.2)
                                        ------          ------        ------           -----        -----          ------

FINANCING ACTIVITIES
Payments of long-term debt              (276.4)           (2.0)          -               -            -            (278.4)
Short-term borrowings                      0.3            16.6           -               -            -              16.9
Decrease in cash in trust                297.3             -             -               -            -             297.3
Advances from affiliates                   0.5             -             -               -           (0.5)            -
Distributions to subsidiary
   minority shareowner                     -               -             -              (1.7)         -              (1.7)
Issue of common shares                     5.0            10.0          37.0             5.0        (52.0)            5.0
Dividends paid                             -              (5.9)          -              (1.8)         7.7             -
                                        ------          ------        ------           -----        -----          ------
Cash provided by (used in)
  financing activities                    26.7            18.7          37.0             1.5        (44.8)           39.1
                                        ------          ------        ------           -----        -----          ------
Effect of exchange rate
  changes on cash and cash
  equivalents                              0.3             -             -               0.3          -               0.6
                                        ------          ------        ------           -----        -----          ------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                              0.1            (0.7)          0.1             7.1          -               6.6
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      -               0.7           -               3.2          -               3.9
                                        ------          ------        ------           -----        -----          ------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $  0.1          $  -          $  0.1           $10.3        $ -            $ 10.5
                                        ======          ======        ======           =====        =====          ======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                        FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                   --------------------------------------------------------------------------------------
                                                                                        NON-
                                          COTT            COTT     GUARANTOR       GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------  --------------  ------------   -------------   -----------   ------------
SALES                                    $61.8          $220.6        $ -              $38.1        $(14.9)        $305.6
Cost of sales                             49.7           181.6          -               34.4         (14.7)         251.0
                                         -----          ------        -----            -----        ------         ------

GROSS PROFIT                              12.1            39.0          -                3.7          (0.2)          54.6
Selling, general and
  administrative expenses                  6.1            15.4          0.1              4.0           -             25.6
                                         -----          ------        -----            -----        ------         ------

OPERATING INCOME                           6.0            23.6         (0.1)            (0.3)         (0.2)          29.0

Other expense (income), net                0.5             -            -               (0.1)          -              0.4
Interest expense, net                      1.0             0.7          5.0              0.3           -              7.0
                                         -----          ------        -----            -----        ------         ------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY INCOME                  4.5            22.9         (5.1)            (0.5)         (0.2)          21.6

Income taxes                               -              (7.2)         -                -             0.1           (7.1)
Equity income                             10.0             -           15.7              -           (25.7)           -
                                         -----          ------        -----            -----        ------         ------
NET INCOME (LOSS)                        $14.5          $ 15.7        $10.6            $(0.5)       $(25.8)        $ 14.5
                                         =====          ======        =====            =====        ======         ======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   --------------------------------------------------------------------------------------
                                                                                        NON-
                                          COTT            COTT     GUARANTOR       GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------  --------------  ------------   -------------   -----------   ------------
SALES                                   $106.0          $390.2        $  -             $63.5        $(25.1)        $534.6
Cost of sales                             85.7           325.4           -              57.2         (24.4)         443.9
                                        ------          ------        ------           -----        ------         ------

GROSS PROFIT                              20.3            64.8           -               6.3          (0.7)          90.7
Selling, general and
  administrative expenses                 11.2            29.0           0.1             8.4           -             48.7
                                        ------          ------        ------           -----        ------         ------

OPERATING INCOME                           9.1            35.8          (0.1)           (2.1)         (0.7)          42.0

Other income, net                          -               -             -              (1.6)          -             (1.6)
Interest expense, net                      2.6             0.5          10.1             0.5           -             13.7
                                        ------          ------        ------           -----        ------         ------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EQUITY INCOME                  6.5            35.3         (10.2)           (1.0)         (0.7)          29.9

Income taxes                              (0.8)          (10.2)          -               0.4           0.3          (10.3)
Equity income                             13.9             -            25.1             -           (39.0)           -
                                        ------          ------        ------           -----        ------         ------

NET INCOME (LOSS)                       $ 19.6          $ 25.1        $ 14.9           $(0.6)       $(39.4)        $ 19.6
                                        ======          ======        ======           =====        ======         ======

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, audited)


                                                               AS OF DECEMBER 29, 2001
                                   --------------------------------------------------------------------------------------
                                                                                        NON-
                                          COTT            COTT     GUARANTOR       GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------  --------------  ------------   -------------   -----------   ------------
ASSETS
Current assets
  Cash and cash equivalents             $  -            $  0.7        $  -            $  3.2     $     -         $    3.9
  Cash in trust                          297.3             -             -               -             -            297.3
  Accounts receivable                     28.7            75.1           0.4            27.4          (9.6)         122.0
  Inventories                             11.7            46.0           -              10.8          (0.3)          68.2
  Prepaid expenses                         1.4             1.4           -               0.6           -              3.4
                                        ------          ------        ------          ------     ---------       --------
                                         339.1           123.2           0.4            42.0          (9.9)         494.8
Property, plant and equipment             49.3           138.6           -              59.0           -            246.9
Goodwill                                  17.2            46.7           5.1            45.1           -            114.1
Intangibles and other assets              11.2           140.3           -              58.1           -            209.6
Due from affiliates                      251.1           284.0         297.9            42.3        (875.3)           -
Investments in subsidiaries              188.3            41.7         277.2             -          (507.2)           -
                                        ------          ------        ------          ------     ---------       --------
                                        $856.2          $774.5        $580.6         $ 246.5     $(1,392.4)      $1,065.4
                                        ------          ------        ------          ------     ---------       --------

LIABILITIES
Current liabilities
  Short-term borrowings                 $  1.7          $ 32.5        $  -            $  -       $     -         $   34.2
  Current maturities of
    long-term debt                       276.4             5.4           -               -             -            281.8
  Accounts payable and
    accrued liabilities                   39.8            68.4           0.2            26.6          (9.6)         125.4
                                        ------          ------        ------          ------     ---------       --------
                                         317.9           106.3           0.2            26.6          (9.6)         441.4
Long-term debt                             -             359.4           -               0.1           -            359.5
Due to affiliates                        328.0            12.3         497.7            37.3        (875.3)           -
Other liabilities                         14.9             7.4           -              17.9           0.8           41.0
                                        ------          ------        ------          ------     ---------       --------
                                         660.8           485.4         497.9            81.9        (884.1)         841.9
                                        ------          ------        ------          ------     ---------       --------

Minority interest                          -               -             -              28.1           -             28.1

SHAREOWNERS' EQUITY
Capital stock
  Common shares                          197.1           265.8          59.0           214.4        (539.2)         197.1
  Second preferred shares,
    Series 1                              40.0             -             -               -             -             40.0
                                        ------          ------        ------          ------     ---------       --------
                                         237.1           265.8          59.0           214.4        (539.2)         237.1
Retained earnings (deficit)                2.0            23.3          23.7           (58.7)         11.7            2.0
Accumulated other
  comprehensive income                   (43.7)            -             -             (19.2)         19.2          (43.7)
                                        ------          ------        ------          ------     ---------       --------
                                         195.4           289.1          82.7           136.5        (508.3)         195.4
                                        ------          ------        ------          ------     ---------       --------
                                        $856.2          $774.5        $580.6          $246.5     $(1,392.4)      $1,065.4
                                        ======          ======        ======          ======     =========       ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)



                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   --------------------------------------------------------------------------------------
                                                                                        NON-
                                          COTT            COTT     GUARANTOR       GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------  --------------  ------------   -------------   -----------   ------------
OPERATING ACTIVITIES
Net income (loss)                      $ 19.6           $ 25.1        $ 14.9          $ (0.6)       $(39.4)        $ 19.6
Depreciation and amortization             3.4             12.0           0.1             4.0           -             19.5
Amortization of financing fees            0.5              0.1           -               -             -              0.6
Deferred income taxes                     0.7              9.0           -              (0.4)         (0.3)           9.0
Equity income, net of
  distributions                         (12.8)             -           (15.3)            -            28.1            -
Other non-cash items                      -                0.1           -              (1.3)          -             (1.2)
Net change in non-cash
  working capital from
  continuing operations                  (2.4)            (6.5)          0.4            (8.9)          0.7          (16.7)
                                       ------           ------        ------          ------        ------         ------
Cash provided by (used in)
  operating activities                    9.0             39.8           0.1            (7.2)        (10.9)          30.8
                                       ------           ------        ------          ------        ------         ------

INVESTING ACTIVITIES
Additions to property, plant
  and equipment                          (4.1)            (9.7)          -              (2.5)          -            (16.3)
Proceeds from disposal of
  businesses                              -                -             -               1.2                          1.2
Advances to affiliates                  (15.8)             0.1           -              15.8          (0.1)           -
Investment in subsidiary                 14.8              -           (15.8)            -             1.0            -
Other                                     -                0.6           -               -             -              0.6
                                       ------           ------        ------          ------        ------         ------
Cash provided by (used in)
  investing activities                   (5.1)            (9.0)        (15.8)           14.5           0.9          (14.5)
                                       ------           ------        ------          ------        ------         ------

FINANCING ACTIVITIES
Payments of long-term debt               (0.1)            (0.5)          -              (0.1)          -             (0.7)
Short-term borrowings                     -              (18.6)          -               3.6           -            (15.0)
Advances from affiliates                  -              (15.8)         15.7             -             0.1            -
Issue of common shares                    1.5             15.8           -               -           (15.8)           1.5
Redemption of common shares               -                -             -             (14.8)         14.8            -
Dividends paid                            -               (9.8)          -              (1.1)         10.9            -
                                       ------           ------        ------          ------        ------         ------
Cash provided by (used in)
  financing activities                    1.4            (28.9)         15.7           (12.4)         10.0          (14.2)
                                       ------           ------        ------          ------        ------         ------
Effect of exchange rate
  changes on cash and cash
  equivalents                            0.1              -             -              (0.1)          -              -
                                       ------           ------        ------          ------        ------         ------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS               5.4              1.9           -              (5.2)          -              2.1
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                     1.5              -             -               5.7           -              7.2
                                       ------           ------        ------          ------        ------         ------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        $  6.9           $  1.9        $  -            $  0.5        $  -           $  9.3
                                       ======           ======        ======          ======        ======         ======