Form 10-Q
period 2002-09-28
COTT CORP /CN/
filed 2002-11-13
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____


Commission File Number                  000-19914
                           -----------------------------------


                                COTT CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            CANADA                                              None
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

            207 Queen's Quay W., Suite 340, Toronto, Ontario M5J 1A7
            ---------------------------------------------------------
            (Address of principal executive offices)    (Postal Code)

                                 (416) 203-3898
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 not applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


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

There were 68,465,255 shares of common stock outstanding as of October 31, 2002.

                               TABLE OF CONTENTS

                                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Statements of Income for the three and nine month periods ended September 28, 2002 and September 29, 2001............................  Page  3

           Consolidated Balance Sheets as of September 28, 2002 and December 29, 2001........  Page  4

           Consolidated Statements of Shareowners' Equity as of September 28, 2002
                  and September 29, 2001.....................................................  Page  5

           Consolidated Statements of Cash Flows for the three and nine month periods ended September 28, 2002 and September 29, 2001............................  Page  6

           Notes to the Consolidated Financial Statements ...................................  Page  7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations .......................................................................  Page 15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk .......................  Page 20

Item 4.    Controls and Procedures   ........................................................  Page 20



                                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings ................................................................  Page 21

Item 6.    Financial Statement Schedules, Exhibits and Reports on Form 8-K ..................  Page 21

Signatures ..................................................................................  Page 22

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ....................  Page 23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                 For the three months ended                  For the nine months ended
                                            --------------------------------------     --------------------------------------
                                               SEPTEMBER 28,        SEPTEMBER 29,         SEPTEMBER 28,        SEPTEMBER 29,
                                                        2002                 2001                  2002                 2001
                                            -----------------    -----------------     -----------------    -----------------
SALES                                       $          338.8     $        302.5        $         918.3      $        837.1

Cost of sales                                          272.1              252.1                  738.4               696.0
                                            -----------------    -----------------     -----------------    -----------------
GROSS PROFIT                                            66.7               50.4                  179.9               141.1

Selling, general and administrative
   expenses                                             27.6               24.2                   83.6                72.9
                                            -----------------    -----------------     -----------------    -----------------
OPERATING INCOME                                        39.1               26.2                   96.3                68.2

Other income, net                                       (0.3)              (0.7)                  (0.9)               (2.3)
Interest expense, net                                    8.1                9.1                   25.4                22.8
Minority interest                                        0.6                -                      1.6                 -
                                            -----------------    -----------------     -----------------    -----------------
INCOME BEFORE INCOME TAXES AND EQUITY LOSS              30.7               17.8                   70.2                47.7

Income taxes - note 3                                  (10.7)              (6.7)                 (23.2)              (17.0)
Equity loss                                             (0.2)               -                     (0.4)                -
                                            -----------------    -----------------     -----------------    -----------------
INCOME FROM CONTINUING OPERATIONS                       19.8               11.1                   46.6                30.7

Extraordinary item - note 4                              -                  -                     (9.6)                -
Cumulative effect of change in accounting
   principle - note 5                                    -                  -                    (44.8)                -
                                            -----------------    -----------------     -----------------    -----------------
NET INCOME (LOSS) - note 6                  $           19.8     $         11.1        $          (7.8)     $         30.7
                                            -----------------    -----------------     -----------------    -----------------

PER SHARE DATA - note 7
     INCOME (LOSS) PER COMMON SHARE -
       BASIC
     Income from continuing operations      $           0.29     $         0.18        $          0.73      $          0.51
     Extraordinary item                     $            -       $          -          $         (0.15)     $          -
     Cumulative effect of change in
       accounting principle                 $            -       $          -          $         (0.70)     $          -
     Net income (loss)                      $           0.29     $         0.18        $         (0.12)     $          0.51

     INCOME (LOSS) PER COMMON SHARE -
       DILUTED
     Income from continuing operations      $           0.28     $         0.16        $          0.66      $          0.45
     Extraordinary item                     $            -       $          -          $         (0.15)     $          -
     Cumulative effect of change in
       accounting principle                 $            -       $          -          $         (0.70)     $          -
     Net income (loss)                      $           0.28     $         0.16        $         (0.12)     $          0.45

       The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(in millions of U.S. dollars)



                                                                                          SEPTEMBER 28,              DECEMBER
                                                                                                   2002              29, 2001
                                                                                   ---------------------   -------------------
                                                                                              Unaudited               Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                          $          13.2           $           3.9
Cash in trust - note 4                                                                         -                       297.3
Accounts receivable                                                                          139.9                     122.0
Inventories - note 8                                                                          82.6                      68.2
Prepaid expenses                                                                               3.6                       3.4
                                                                                   ---------------------   -------------------
                                                                                             239.3                     494.8

PROPERTY, PLANT AND EQUIPMENT - note 9                                                       269.5                     246.9

GOODWILL - note 5                                                                             77.6                     114.1

INTANGIBLES AND OTHER ASSETS - note 10                                                       211.7                     209.6
                                                                                   ---------------------   -------------------
                                                                                   $         798.1           $       1,065.4
                                                                                   =====================   ===================

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                                                              $          16.5           $          34.2
Current maturities of long-term debt - note 4                                                 23.0                     281.8
Accounts payable and accrued liabilities                                                     133.9                     123.1
Other current liabilities                                                                     19.0                       -
                                                                                   ---------------------   -------------------
                                                                                             192.4                     439.1

LONG-TERM DEBT                                                                               340.8                     359.5

OTHER LIABILITIES                                                                             35.4                      41.0
                                                                                   ---------------------   -------------------
                                                                                             568.6                     839.6
                                                                                   ---------------------   -------------------
MINORITY INTEREST                                                                             26.6                      28.1

SHAREOWNERS' EQUITY

CAPITAL STOCK - note 7
Common shares - 68,458,755 shares issued                                                     247.4                     199.4
Second preferred shares, Series 1 - no shares outstanding                                      -                        40.0

RETAINED EARNINGS (DEFICIT)                                                                   (5.8)                      2.0

ACCUMULATED OTHER COMPREHENSIVE INCOME                                                       (38.7)                    (43.7)
                                                                                   ---------------------   -------------------
                                                                                             202.9                     197.7
                                                                                   ---------------------   -------------------
                                                                                   $         798.1           $       1,065.4
                                                                                   =====================   ===================





        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
-------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


                                       NUMBER OF      COMMON      PREFERRED      RETAINED       ACCUMULATED        TOTAL
                                        COMMON        SHARES       SHARES        EARNINGS           OTHER          EQUITY
                                        SHARES                                   (DEFICIT)      COMPREHENSIVE
                                    (in thousands)                                                 INCOME
                                    --------------    -------     ---------      ---------      --------------     --------

Balance at December 30, 2000            59,868        $ 189.1      $  40.0       $  (37.9)        $ (32.7)         $ 158.5

Options exercised                          557            2.9          -              -               -                2.9
Comprehensive income - note 6
     Currency translation adjustment         -            -            -              -              (8.6)            (8.6)
     Net income                              -            -            -             30.7             -               30.7
                                    --------------    -------     ---------      ---------      --------------     --------
Balance at September 29, 2001           60,425        $ 192.0      $  40.0       $   (7.2)        $ (41.3)         $ 183.5
                                    --------------    -------     ---------      ---------      --------------     --------

Balance at December 29, 2001            61,320        $ 197.1      $  40.0       $    2.0         $ (43.7)         $ 195.4

Options exercised, including tax
    benefit of $5.1 million                853           10.3          -              -               -               10.3
Conversion of preferred shares into
    common shares                        6,286           40.0        (40.0)           -               -                -
Comprehensive income - note 6
     Currency translation adjustment         -            -            -              -               5.0              5.0
     Net loss                                -            -            -             (7.8)            -               (7.8)
                                    --------------    -------     ---------      ---------      --------------     --------
Balance at September 28, 2002           68,459        $ 247.4      $   -         $   (5.8)        $ (38.7)         $ 202.9
                                    ==============    =======     =========      =========      ==============     ========



        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                                 For the three months ended                For the nine months ended
                                            --------------------------------------    -------------------------------------
                                               SEPTEMBER 28,        SEPTEMBER 29,        SEPTEMBER 28,       SEPTEMBER 29,
                                                        2002                 2001                 2002                2001
                                              ---------------      ---------------      ---------------     ---------------
OPERATING ACTIVITIES
Income from continuing operations                   $ 19.8             $   11.1             $   46.6            $    30.7
Depreciation and amortization                         11.5                 10.3                 32.3                 29.8
Amortization of financing fees                         0.4                  0.7                  1.3                  1.3
Deferred income taxes                                  4.5                  7.2                  8.3                 16.2
Minority interest                                      0.6                  -                    1.6                  -
Equity loss                                            0.2                  -                    0.4                  -
Gain on disposal of investment                         -                    -                   (1.3)                 -
Other non-cash items                                   0.4                 (0.2)                 1.5                 (1.4)
Net change in non-cash working capital
   from continuing operations - note 11                8.5                  6.5                (19.1)               (10.2)
                                              ---------------      ---------------      ---------------     ---------------
Cash provided by continuing operations                45.9                 35.6                 71.6                 66.4

Cash cost of redemption of long-term debt
   - note 4                                            -                    -                  (10.6)                 -
                                              ---------------      ---------------      ---------------     ---------------
Cash provided by operating activities                 45.9                 35.6                 61.0                 66.4
                                              ---------------      ---------------      ---------------     ---------------
INVESTING ACTIVITIES
Additions to property, plant and equipment            (8.5)                (7.1)               (27.1)               (23.4)
Acquisitions                                           0.4               (127.6)               (30.6)              (127.6)
Proceeds from disposal of businesses                   -                    1.0                  -                    2.2
Other                                                  0.7                 (2.2)                 2.1                 (1.6)
                                              ---------------      ---------------      ---------------     ---------------
Cash used in investing activities                     (7.4)              (135.9)               (55.6)              (150.4)
                                              ---------------      ---------------      ---------------     ---------------
FINANCING ACTIVITIES
Payments of long-term debt                            (0.2)                (6.0)              (278.6)                (6.7)
Short-term borrowings                                (34.5)                 4.4                (17.6)               (10.6)
Issue of long-term debt                                0.5                100.0                  0.5                100.0
Decrease in cash in trust                              -                    -                  297.3                  -
Distributions to subsidiary minority
   shareowner                                         (1.7)                 -                   (3.4)                 -
Issue of common shares                                 0.2                  1.4                  5.2                  2.9
                                              ---------------      ---------------      ---------------     ---------------
Cash provided by (used in) financing
   activities                                        (35.7)                99.8                  3.4                 85.6
                                              ---------------      ---------------      ---------------     ---------------
Effect of exchange rate changes on cash
   and cash equivalents                               (0.1)                (0.3)                 0.5                 (0.3)
                                              ---------------      ---------------      ---------------     ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                         2.7                 (0.8)                 9.3                  1.3

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                             10.5                  9.3                  3.9                  7.2
                                              ---------------      ---------------      ---------------     ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 13.2             $    8.5             $   13.2            $      8.5
                                              ===============      ===============      ===============     ===============

        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

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

These financial statements should be read in conjunction with the most recent annual consolidated financial statements. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements except as indicated in note 5.

Certain comparative amounts have been restated to conform to the financial statement presentation adopted in the current year.

Consolidated financial statements in accordance with Canadian GAAP, in U.S. dollars, are made available to all shareowners and filed with various Canadian regulatory authorities.


NOTE 2 - BUSINESS SEASONALITY

Cott's results from continuing operations for the three and nine month periods ended September 28, 2002 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are significantly impacted by business seasonality, which arises from higher sales in the second and third quarters versus the first and fourth quarters of the year in contrast to fixed costs such as depreciation, amortization and interest, which are not significantly impacted by seasonal trends.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

NOTE 3 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:


                                         For the three months ended                For the nine months ended
                                    -------------------------------------    --------------------------------------
                                      SEPTEMBER 28,        SEPTEMBER 29,        SEPTEMBER 28,        SEPTEMBER 29,
                                               2002                 2001                 2002                 2001
                                    ----------------    -----------------    -----------------    -----------------
                                       (in millions of U.S. dollars)             (in millions of U.S. dollars)
Income tax provision based on
    Canadian statutory rates             $ (11.8)             $  (7.4)            $  (26.9)            $  (19.7)
Foreign tax rate differential                0.1                  0.6                 (0.1)                 1.4
Manufacturing and processing
    deduction                                0.1                  -                    0.4                  0.2
Decrease in valuation
    allowance                                -                    1.2                  -                    4.4
Adjustment for change in enacted
   rates                                     0.1                  -                    0.5                 (1.5)
Realization of benefit on carry
   back of capital loss                      -                    -                    1.8                  -
Other items                                  0.8                 (1.1)                 1.1                 (1.8)
                                        -----------          -----------          ----------           ----------
                                         $ (10.7)             $  (6.7)             $ (23.2)             $ (17.0)
                                        ===========          ===========          ==========           ==========


NOTE 4 - EXTRAORDINARY ITEM

On January 22, 2002, Cott redeemed the $276.4 million remaining balance of its senior unsecured notes maturing in 2005 and 2007 and paid the related accrued interest and early redemption penalties using the funds placed in an irrevocable trust for this purpose. A charge of $9.6 million, net of a deferred tax recovery of $4.5 million, was recorded on the early extinguishment of these senior notes. The charge is comprised of the early redemption penalty and the write off of the unamortized financing fees.


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

Cott completed a goodwill impairment test as of the adoption date for the standard and determined that unamortized goodwill of $44.8 million relating to the United Kingdom reporting unit was impaired under the new rules. The impairment write down has been recorded as a change in accounting principle. There is no tax recovery on the impairment write down.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE (continued)

The goodwill amortization charged on the consolidated statement of income in the three and nine month periods ended September 29, 2001 was $0.9 million and $2.8 million, respectively. Cott continues to amortize intangible assets acquired prior to June 30, 2001, other than goodwill, over their estimated useful lives.


NOTE 6 - COMPREHENSIVE INCOME (LOSS)


                                              For the three months ended                  For the nine months ended
                                           ----------------------------------        ---------------------------------
                                           SEPTEMBER 28,       SEPTEMBER 29,         SEPTEMBER 28,       SEPTEMBER 29,
                                                    2002                2001                  2002                2001
                                           -------------       -------------         -------------       -------------
                                           (in millions of U.S. dollars)             (in millions of U.S. dollars)

Net income (loss)                            $  19.8              $  11.1                $ (7.8)            $  30.7
Foreign currency translation gain
   (loss)                                       (2.9)                 -                     5.0                (8.6)
                                            ---------            ---------              --------            --------
                                             $  16.9              $  11.1                $ (2.8)            $  22.1
                                            =========            =========              ========            ========


NOTE 7 - INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of exercising stock options and converting the preferred shares, only if dilutive.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                              For the three months ended                For the nine months ended
                                         -------------------------------------     -------------------------------------
                                            SEPTEMBER 28,       SEPTEMBER 29,        SEPTEMBER 28,        SEPTEMBER 29,
                                                     2002                2001                 2002                 2001
                                         -----------------   -----------------     ----------------    -----------------
                                                    (in thousands)                            (in thousands)
Weighted average number of shares
    outstanding - basic                          68,445              60,398                64,180              60,171
Dilutive effect of stock options                  1,994               2,572                 2,224               2,073
Dilutive effect of second preferred
    shares                                          -                 6,286                 4,099               6,286
                                         -----------------   -----------------     ----------------    -----------------
Adjusted weighted average number
    of shares outstanding - diluted              70,439              69,256                70,503              68,530
                                         ----------------    -----------------     ----------------    -----------------


As of September 28, 2002, Cott had 68,458,755 common shares and 4,866,990 common share options outstanding. Of the common share options outstanding, 2,513,333 shares were exercisable as of September 28, 2002. The preferred shares were converted into common shares on June 27, 2002.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


NOTE 8 - INVENTORIES

                                                              SEPTEMBER 28,           DECEMBER 29,
                                                                       2002                   2001
                                                        --------------------   -- -----------------
                                                              (in millions of U.S. dollars)
Raw materials                                                   $  23.4                $  23.0
Finished goods                                                     45.2                   35.8
Other                                                              14.0                    9.4
                                                        --------------------   --------------------

                                                                $  82.6                $   68.2
                                                        ====================   ====================


NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

                                                             SEPTEMBER 28,            DECEMBER 29,
                                                                      2002                    2001
                                                        -------------------    -- -----------------
                                                              (in millions of U.S. dollars)
Cost                                                            $ 451.0                $ 400.2
Accumulated depreciation                                         (181.5)                (153.3)
                                                        --------------------   --------------------
                                                                $ 269.5                $ 246.9
                                                        ====================   ====================



NOTE 10 - INTANGIBLES AND OTHER ASSETS

                                        SEPTEMBER 28, 2002                              DECEMBER 29, 2001
                            --------------------------------------------   ---------------------------------------------
                                 COST       ACCUMULATED        NET               COST       ACCUMULATED        NET
                                            AMORTIZATION                                    AMORTIZATION
                            - ------------ --------------- -------------   -- ------------ --------------- -------------
                                   (in millions of U.S. dollars)                  (in millions of U.S. dollars)
NOT SUBJECT TO
   AMORTIZATION
Rights                         $  80.4         $     -        $  80.4          $  80.4          $    -         $  80.4
                            -------------   -------------  -------------     -------------    -------------   -------------

SUBJECT TO AMORTIZATION
Customer lists                   108.3             11.7          96.6            103.6              6.5           97.1
Other                             39.9              5.2          34.7             40.8              8.7           32.1
                            -------------   -------------  -------------     -------------    -------------   -------------
                                 148.2             16.9         131.3            144.4             15.2          129.2
                            -------------   -------------  -------------     -------------    -------------   -------------
                               $ 228.6         $   16.9       $ 211.7          $ 224.8          $  15.2        $ 209.6
                            =============   =============  =============     =============    =============   =============

Amortization expense related to intangibles and other assets was $7.8 million for the period ended September 28, 2002 ($5.1 million - September 29, 2001). The amortization expense is estimated to be approximately $10 million for 2002, $11 million per year for 2003 and 2004 and $9 million per year for 2005 and 2006.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


NOTE 11 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of acquisitions and unrealized foreign exchange gains and losses, are as follows:

                                              For the three months ended                For the nine months ended
                                         -------------------------------------     -------------------------------------
                                            SEPTEMBER 28,       SEPTEMBER 29,        SEPTEMBER 28,        SEPTEMBER 29,
                                                     2002                2001                 2002                 2001
                                         -----------------   -----------------     ----------------    -----------------
                                            (in millions of U.S. dollars)             (in millions of U.S. dollars)
Decrease (increase) in accounts
   receivable                            $          6.6       $          4.5       $         (11.9)     $         (13.8)
Decrease (increase) in inventories                 (1.9)                 6.5                  (8.5)                (7.5)
Decrease (increase) in prepaid expenses             0.6                  0.7                   0.7                 (0.7)
Increase (decrease) in accounts
   payable and accrued liabilities                  3.2                 (5.2)                  0.6                 11.8
                                         -----------------   -----------------     ----------------    -----------------
                                         $          8.5       $          6.5       $         (19.1)     $         (10.2)
                                         =================   =================     ================    =================


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

                                           For the three months ended                For the nine months ended
                                      -------------------------------------     -------------------------------------
                                         SEPTEMBER 28,       SEPTEMBER 29,        SEPTEMBER 28,        SEPTEMBER 29,
                                                  2002                2001                 2002                 2001
                                      -----------------    ----------------     ----------------    -----------------
                                         (in millions of U.S. dollars,             (in millions of U.S. dollars,
                                           except per share amounts)                 except per share amounts)
 NET INCOME
          As reported                         $   19.8            $   11.1              $   (7.8)          $  30.7
          Pro forma                               18.2                10.0                 (11.6)             28.2
 NET INCOME PER SHARE - BASIC
          As reported                             0.29                0.18                 (0.12)             0.51
          Pro forma                               0.27                0.17                 (0.18)             0.47
 NET INCOME PER SHARE - DILUTED
          As reported                             0.28                0.16                 (0.12)             0.45
          Pro forma                               0.26                0.14                 (0.18)             0.41


The pro forma compensation expense has been tax effected to the extent it relates to stock options granted to employees in jurisdictions where the related benefits are deductible for income tax purposes. Prior periods have been restated to reflect the current year presentation.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


NOTE 12 - STOCK OPTION PLANS (continued)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                                SEPTEMBER 28,        SEPTEMBER 29,
                                                                                         2002                 2001
                                                                             -----------------    -----------------
         Risk-free interest rate                                                  3.8% - 4.7%          4.4% - 5.5%
         Average expected life (years)                                                      4                    4
         Expected volatility                                                            45.0%                50.0%
         Expected dividend yield                                                            -                    -



NOTE 13 - ACQUISITIONS

Effective June 21, 2002, the Company formed a new venture in Mexico, Cott Embotelladores de Mexico S.A. de C.V. ("CEMSA"), with Embotelladora de Puebla, S.A. de C.V. ("EPSA") in order to establish manufacturing and marketing capabilities in Mexico. Cott acquired a 90% interest in this new venture. EPSA has the remaining 10% interest. The purchase price was allocated to working capital, machinery and equipment and customer list.

Effective June 25, 2002, Cott acquired all of the outstanding capital stock of Premium Beverage Packers, Inc. ("Wyomissing"). Wyomissing's assets include working capital, machinery and equipment, a customer list, trademarks and goodwill. The acquisition is expected to add manufacturing strength to Cott's growing presence in the Northeast United States.

These acquisitions have been accounted for using the purchase method. The results of operations have been included in Cott's consolidated statements of income from the effective dates of purchase. The total purchase price for both acquisitions was $28.8 million, including estimated acquisition costs of $1.8 million and an equity investment of $1.0 million for a 35% share of a Mexican distribution company and before working capital adjustments. The acquisitions were funded from borrowings on Cott's short-term credit facility.

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

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


NOTE 15 - SEGMENT REPORTING

Cott produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the United States, Canada and the United Kingdom & International. The Mexican acquisitions of June 2002 and the concentrate assets acquired in July 2001, including the related results of operations, have been included in the Corporate & Other Segment from their respective acquisition dates. Cott manages its beverage business by geographic segments as described below:

BUSINESS SEGMENTS

                                                                         UNITED
   FOR THE THREE MONTHS ENDED           UNITED                          KINGDOM &        CORPORATE
       SEPTEMBER 28, 2002               STATES         CANADA         INTERNATIONAL       & OTHER          TOTAL
----------------------------------     --------        -------        -------------      ----------       --------
                                                            (in millions of U.S. dollars)
External sales                         $ 247.9         $ 46.1           $  40.6            $  4.2         $ 338.8
Intersegment sales                         -              9.3               -                (9.3)            -
Depreciation and amortization              7.7            1.6               1.7               0.5            11.5
Operating income (loss)                   33.1            4.3               3.3              (1.6)           39.1

Total assets                             462.5           99.0             157.6              79.0           798.1

Additions to property, plant and
   equipment                               5.0            0.9               0.9               1.7             8.5
                                       -------         -------          -------            -------        -------



                                                                         UNITED
   FOR THE THREE MONTHS ENDED           UNITED                          KINGDOM &        CORPORATE
       SEPTEMBER 29, 2001               STATES         CANADA         INTERNATIONAL       & OTHER          TOTAL
----------------------------------     --------        -------        -------------      ----------       --------
                                                            (in millions of U.S. dollars)
External sales                        $  214.5         $ 43.8           $  44.0            $  0.2        $  302.5
Intersegment sales                         0.4            5.4               0.2              (6.0)            -
Depreciation and amortization              6.3            1.7               1.9               0.4            10.3
Operating income (loss)                   25.4            4.0              (0.2)             (3.0)           26.2

Total assets (December 29, 2001)         520.0           97.3             201.0             247.1         1,065.4

Additions to property, plant and
   equipment                               3.8            0.7               1.1               1.5             7.1
                                       -------         -------          -------            -------        -------

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


NOTE 15 - SEGMENT REPORTING (continued)

                                                                         UNITED
    FOR THE NINE MONTHS ENDED           UNITED                          KINGDOM &        CORPORATE
       SEPTEMBER 28, 2002               STATES         CANADA         INTERNATIONAL       & OTHER          TOTAL
----------------------------------     --------        -------        -------------      ----------       --------
                                                            (in millions of U.S. dollars)
External sales                        $  675.1        $ 128.3           $ 110.7            $  4.2        $  918.3
Intersegment sales                         0.8           20.4               -               (21.2)            -
Depreciation and amortization             21.6            4.7               5.0               1.0            32.3
Operating income (loss)                   86.4           12.9               2.5              (5.5)           96.3

Total assets                             462.5           99.0             157.6              79.0           798.1

Additions to property, plant and
   equipment                              18.6            2.3               1.5               4.7            27.1
                                       -------         -------          -------            -------        -------


                                                                         UNITED
    FOR THE NINE MONTHS ENDED           UNITED                          KINGDOM &        CORPORATE
       SEPTEMBER 29, 2001               STATES         CANADA         INTERNATIONAL       & OTHER          TOTAL
----------------------------------     --------        -------        -------------      ----------       --------
                                                            (in millions of U.S. dollars)
External sales                        $  602.9         $  124.8          $   109.2        $   0.2       $   837.1
Intersegment sales                         1.5             11.4                0.2          (13.1)            -
Depreciation and amortization             18.3              5.0                5.9            0.6            29.8
Operating income (loss)                   68.7             11.3               (1.6)         (10.2)           68.2

Total assets (December 29, 2001)         520.0             97.3              201.0          247.1         1,065.4

Additions to property, plant and
   equipment                              13.5              2.8                3.6            3.5            23.4
                                       -------          -------          ---------         -------      ---------

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

Sales to two major customers accounted for 38% and 9%, respectively, of Cott's total sales for the three months ended September 28, 2002 and 40% and 10%, respectively, for the nine month period then ended (39% and 13% - three months ended September 29, 2001; 39% and 12% - nine months ended September 29, 2001).


NOTE 16 - ACCOUNTING DEVELOPMENTS

In May 2002, the Financial Accounting Standards Board issued SFAS 145 indicating that certain debt extinguishment activities do not meet the criteria for classification as extraordinary items and should no longer be classified as extraordinary items. Cott will adopt the standard in 2003. Once adopted, the comparative figures for the nine months ended September 28, 2002 will disclose income before income taxes and equity loss of $56.1 million, income tax expense of $18.7 million and income from continuing operations of $37.0 million. There will be no impact on the results for the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cott Corporation is the world's largest retailer brand soft drink supplier, with the leading take home carbonated soft drink market shares in this segment in its core markets of the U.S., Canada and the U.K.

RESULTS OF OPERATIONS

Cott reported net income of $19.8 million, $0.28 per diluted share, for the third quarter ended September 28, 2002, an increase of 78% as compared with the $11.1 million, $0.16 per diluted share, for the third quarter of 2001 led by higher sales and improved margins. Cott continues to show steady progress in line with its growth strategy. Through nine months, income from continuing operations increased 52% to $46.6 million, from $30.7 million in the same period last year. Including extraordinary charges for early redemption of senior unsecured notes maturing in 2005 and 2007 (the "2005 & 2007 Notes") and the effect of a change in accounting principle to write down the entire goodwill in the U.K. business unit, Cott had a net loss of $7.8 million or $0.12 per diluted share for the first three quarters of 2002 as compared with net income of $30.7 million or $0.45 per diluted share in 2001.

SALES - Sales were up 12% to $338.8 million in the third quarter of 2002 compared to $302.5 million for the third quarter of 2001. Excluding the impact of the CEMSA and Wyomissing acquisitions in June 2002 and the Northeast Retailer Brand LLC ("NRB") business combination in September 2001, sales for the third quarter were $305.8 million, an increase of 1% from the same period last year. K-Mart's insolvency led to a $10.1 million decline in Cott's sales for the third quarter. Excluding the impact of the acquisitions and the K-Mart insolvency, sales were 5% higher as a result of growth in the U.S. business. Sales volume in 8-oz equivalent cases for the quarter was up 3% compared with the third quarter of 2001 after excluding the impact of the acquisitions and the K-Mart insolvency.

For the first nine months, sales increased to $918.3 million, 10% higher than the same period last year. Sales were up 4% when the impact of acquiring certain assets of Royal Crown Company Inc. ("Royal Crown"), the CEMSA, Wyomissing and NRB acquisitions and the K-Mart insolvency are excluded. Sales volume in equivalent cases was up 2% from the prior year excluding the impact of the acquisitions and K-Mart.

Sales in the U.S. during the third quarter of 2002 increased to $247.9 million, up 16% from $214.5 million in the third quarter of 2001. Through three quarters of 2002, sales of $675.1 grew by 12% compared with the same period last year. The Wyomissing and NRB acquisition added $29.2 million to sales for the third quarter and $57.3 million for the nine-month period. Excluding the impact of acquisitions and the K-Mart insolvency, sales volume in the U.S. increased 8% and 5% for the three and nine month periods ended September 28, 2002, respectively.

Sales in Canada were $46.1 million for the quarter, an increase of 5% over $43.8 million for the same period last year primarily due to higher water sales and growth of the ice tea program. Through the first nine months, sales of $128.3 million were 3% higher than $124.8 million for the same period last year.

Sales in the U.K. & International were $40.6 million for the third quarter, a decrease of 8% from $44.0 million in 2001 as some U.K. retailers continue to emphasize national brand products over their own retailer brands and Cott continues its cost savings efforts by eliminating unprofitable stock-keeping units (SKUs). For the first three quarters of 2002, sales of $110.7 million were up 1% over the prior year. Acquiring the Royal Crown assets added sales of $7.3 million for the nine month period ended September 28, 2002. This increase was offset the impact of the SKU rationalization and the emphasis on national brands by some by UK retailers.

GROSS PROFIT - Gross profit in the third quarter increased to 19.7% of sales, up by 3.0 percentage points as compared with the same period last year. This brought the gross profit for the first nine months to 19.6%, a 2.7 percentage point increase compared with the same period of 2001. Higher margins resulted primarily from operating efficiency improvements and the impact of acquiring the Royal Crown assets. Higher than normal inventories of concentrates at the time of the Royal Crown acquisition delayed realization of cost savings to the fourth quarter of 2001 extending the positive impact of this acquisition through the third quarter of 2002. The gross profit increase for the nine month period was partially offset by higher interest expense on the debt incurred to finance the acquisition of the Royal Crown assets and NRB.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $27.6 million for the third quarter, up $3.4 million from $24.2 million last year. For the first nine months of 2002, SG&A of $83.6 million was $10.7 million higher than the same period of 2001. The increase was due primarily to the impact of acquisitions, which added $2.3 million and $7.7 million, respectively, to the SG&A for the third quarter and nine months ended September 2002. SG&A would have been higher by $0.9 million for the third quarter and $2.8 million higher through nine months if goodwill had been amortized as it was in 2001. Under SFAS 142, goodwill is no longer amortized.

INTEREST EXPENSE - Net interest expense was $8.1 million for the quarter compared with $9.1 million in the third quarter of 2001, down primarily as a result of the lower interest rate achieved through refinancing the 2005 & 2007 Notes at the end of last year.

Through three quarters of 2002, net interest expense totaled $25.4 million, up $2.6 million from the same period last year. Interest on the term loan used to finance the acquisition of the Royal Crown assets in July 2001 resulted in an interest expense increase as compared with the same period last year of $3.3 million and was partially offset by lower interest from the 2005 & 2007 Notes refinancing.

INCOME TAXES - For the third quarter, Cott recorded an income tax provision of $10.7 million reflecting an effective tax rate of 34.9% as compared with $6.7 million or an effective rate of 37.6% in 2001. The decrease in the effective tax rate principally reflects the restructuring of internal debt in July.

The overall effective tax rate through three quarters of 2002 was 33.0% compared with 35.6% for the same period last year. The reduction for the nine month period primarily results from the internal debt restructuring in the third quarter and realization of the benefit of a capital loss in the first quarter. The 2001 effective rate was also lowered as Cott recognized the previously unrecorded tax benefit on losses from prior years through a reduction in the valuation allowance.

ACQUISITIONS - In June 2002, Cott completed two acquisitions. First, Cott acquired both a 90% stake in a new Mexican soft drink bottling venture, CEMSA, and a 35% share in a Mexican distribution company in order to establish manufacturing and marketing capabilities in Mexico. Assets of CEMSA consist of working capital, machinery and equipment and a customer list. Second, Cott acquired all of the outstanding capital stock of Wyomissing, Cott's largest carbonated soft drinks co-packer in the United States, to add manufacturing strength in the Northeast United States. The Wyomissing acquisition included working capital, machinery and equipment, a customer list, trademarks and goodwill.

The aggregate purchase price of these acquisitions was $28.8 million including estimated acquisition costs of $1.8 million and an equity investment of $1.0 million and before working capital adjustments. Cott financed the acquisitions with borrowings under its short-term credit facility.

In January 2002, Cott made equity investments in two spring water companies totaling $1.8 million to strengthen its position in the spring water segment across Canada.

FINANCIAL CONDITION - Cash provided by operating activities through three quarters of 2002 was $44.5 million, including capital expenditures of $27.1 million but excluding the $10.6 million cash portion of early redemption costs on the 2005 & 2007 Notes. This was a $1.5 million increase from $43.0 million provided by operating activities for the first nine months of 2001. Cott used cash from operations to reduce borrowings on its revolving credit facility.

The $297.3 million of cash in trust at December 29, 2001 was used to redeem the $276.4 million principal amount of the 2005 & 2007 Notes and to pay the related accrued interest and early redemption penalties on January 22, 2002.

Cash and cash equivalents increased $9.3 million to date in 2002 to $13.2 million as of September 28, 2002.

CAPITAL EXPENDITURES - Capital expenditures for the first nine months of 2002 were $27.1 million compared with $23.4 million in the same period last year. Major expenditures to date in 2002 included $5.7 million relating to the purified drinking water filling line projects in the Florida and Texas plants, $4.8 million for improvements to the Concordville, Pennsylvania plant that was acquired in October 2000 and $1.5 million relating to the upgrade and standardization of company-wide information and accounting systems. Capital spending is expected to range between $45 million and $50 million in 2002.

CAPITAL STRUCTURE - Cott's sources of capital include operating cash flows, short term borrowings under a committed revolving credit facility, issuance of public and private debt and issuance of equity securities. Management believes Cott has adequate financial resources to meet its ongoing cash requirements for operations and capital expenditures, as well as its other financial obligations based on its operating cash flows and currently available credit.

Cott's current revolving credit facilities provide maximum credit of $90.6 million. At September 28, 2002, approximately $61.1 million of the committed revolving credit facility in the U.S. and Canada and the entire $15.6 million of the demand credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facilities was 6.0% as of September 28, 2002.

As of September 28, 2002, Cott's long-term debt totaled $363.8 million as compared with $364.9 million at the end of 2001, adjusted for the redemption of the 2005 and 2007 Notes in January 2002. At quarter end, debt consisted of $268.0 million in 8% senior subordinated notes with a face value of $275 million, $94.7 million on the term loan and $1.1 million of other debt. Cott is exposed to interest rate risk as its term loan, which represents approximately 26% of its long-term debt at September 28, 2002, bears interest at floating rates. The weighted average interest rate on the term loan as of September 28, 2002 was 5.1%.

On June 27, 2002, all of the 4,000,000 outstanding Convertible Participating Voting Second Preferred Shares, Series I with a book value of $40.0 million were converted into 6,286,453 common shares of Cott. The total number of common shares issued and outstanding was 68,458,755 as of September 28, 2002.

NEW ACCOUNTING STANDARDS - In May 2002, the Financial Accounting Standards Board issued SFAS 145 indicating that certain debt extinguishment activities do not meet the criteria for classification as extraordinary items and should no longer be classified as extraordinary items. Cott will adopt the standard in 2003. Once adopted, the comparative figures for the nine months ended September 28, 2002 will disclose income before income taxes and equity loss of $56.1 million, income tax expense of $18.7 million and income from continuing operations of $37.0 million. There will be no impact on the results for the third quarter of 2002.

CANADIAN GAAP - Consolidated financial statements in accordance with Canadian GAAP are made available to all shareowners and are filed with Canadian securities regulatory authorities. Under Canadian GAAP in the first nine months of 2002, Cott reported net income of $47.2 million and total assets of $799.9 million compared to the net loss and total assets under U.S. GAAP of $7.8 million and $798.1 million, respectively. There are no material U.S./Canadian GAAP differences for the third quarter. There are two primary differences between results reported under U.S. and Canadian GAAP in the nine months ended September 28, 2002.

First, under Canadian GAAP, the 2005 & 2007 Notes were considered discharged on December 21, 2001 when the funds to redeem the notes were transferred to an irrevocable trust. As a result, debt extinguishment costs were recorded in the fourth quarter of 2001 under Canadian GAAP in results from continuing operations. Under U.S. GAAP, the 2005 & 2007 Notes were considered discharged on January 22, 2002 and the debt extinguishment costs of $9.6 million were recorded as an extraordinary item in the nine months ended September 28, 2002.

Second, under Canadian GAAP, the impairment loss of $44.8 million relating to the change in the method for valuing goodwill is charged to opening retained earnings in the first quarter of 2002. Under U.S. GAAP, the change in accounting principle is recorded as a charge to net income for the nine month period ended September 28, 2002.

OUTLOOK - At this point, Cott expects sales to grow by 8% to 10% in 2002 as compared with 2001 and earnings per diluted share to be between $0.79 and $0.81 for the year, before the one-time charges recorded in the first quarter. Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. The carbonated soft drink industry continues to experience modest growth, especially in the U.S. Facing intense price competition from heavily promoted global and regional brands, Cott's major opportunity for growth depends on management's continued emphasis on this focus and on retailers' continued commitment to their retailer brand soft drink programs. Cott continues to strive to expand the business through growth with key customers, the pursuit of new customers and channels and through new acquisitions and alliances. Additional financing may be required to fund future acquisitions, and there can be no assurance that such financing will be available on favorable terms.

RISKS AND UNCERTAINTIES - Risks and uncertainties that could adversely impact Cott's financial performance include pricing strategies of the national brands, commitment of major customers to retailer brand programs, stability of procurement costs for and availability of such items as packaging materials, sweeteners and other ingredients, the successful integration of new acquisitions, seasonality of sales, the ability to protect intellectual property and fluctuations in interest rates and foreign currencies versus the U.S. dollar.

Sales to the top two customers in the first nine months of 2002 accounted for 40% and 10% of total sales (39% and 12% in through three quarters of 2001). The loss of any significant customer or any significant portion of Cott's sales could have a material adverse effect on Cott's operating results and cash flows.

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

o  Changes in tax laws and to interpretations of tax laws;

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


ITEM 4. CONTROLS AND PROCEDURES

Cott's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of this report. There have been no significant changes in Cott's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On August 15, 2002, the case was removed to the U.S. District Court for the Southern District of New York. Subsequently, Cott filed a motion to dismiss the case based on forum non conviens, lack of personal jurisdiction and failure to state a claim and has requested that the case be transferred to the U.S. District Court for Western New York.

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

        (i)      Financial Statement Schedules:

                 Schedule III - Consolidating Financial Statements

        (ii)     Exhibits:

        Number     Description
        ------     -----------
        3.1        Articles of Incorporation of Cott (incorporated by reference to Exhibit 3.1 to Cott's Form 10-K dated March 31, 2000).

        3.2        By-laws of Cott (incorporated by reference to Exhibit 3.2 to
                   Cott's Form 10-K dated March 8, 2002).


(b)      Reports on Form 8-K

Cott filed a Current Report on Form 8-K, dated August 14, 2002, stating that Frank E. Weise III, Chairman, President and Chief Executive Officer, and Raymond
P. Silcock, Executive Vice President and Chief Financial Officer, had submitted a certification to the SEC relating to Cott's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002. This filing was furnished pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                COTT CORPORATION
                                                (Registrant)


Date:    November 12, 2002
                                                /s/ Raymond P. Silcock
                                                -------------------------------
                                                Raymond P. Silcock
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (On behalf of the Company)


Date:    November 12, 2002
                                                /s/ Tina Dell'Aquila
                                                -------------------------------
                                                Tina Dell'Aquila
                                                Vice President, Controller and
                                                Assistant Secretary
                                                (Principal accounting officer)

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, Frank E. Weise III, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cott Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of Cott Corporation as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cott Corporation and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002               /s/ Frank E. Weise III
                                -----------------------------------------------
                                Frank E. Weise III
                                Chairman, President and Chief Executive Officer

I, Raymond P. Silcock, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cott Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002
                           /s/ Raymond P. Silcock
                           ----------------------------------------------------
                           Raymond P. Silcock
                           Executive Vice-President and Chief Financial Officer

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


COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002
                                 ---------------------------------------------------------------------------------------
                                                        COTT                           NON-
                                          COTT    BEVERAGES        GUARANTOR      GUARANTOR   ELIMINATION
                                   CORPORATION          INC.    SUBSIDIARIES   SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                 --------------  -------------  ------------  -------------  ------------  -------------
SALES                                  $ 55.4        $ 222.8       $  32.4        $  58.4       $  (30.2)      $ 338.8
Cost of sales                            45.6          176.5          30.8           49.6          (30.4)        272.1
                                 --------------  -------------  ------------  -------------  ------------  -------------
GROSS PROFIT                              9.8           46.3           1.6            8.8            0.2          66.7
Selling, general and
   administrative expenses                5.6           15.3           1.6            5.1            -            27.6
                                 --------------  -------------  ------------  -------------  ------------  -------------
OPERATING INCOME (LOSS)                   4.2           31.0           -              3.7            0.2          39.1

Other expense (income), net              (0.2)           -            66.8           (0.2)         (66.7)         (0.3)
Interest expense, net                     1.8            8.6          (2.6)           0.3            -             8.1
Minority interest                         -              -             -              0.6            -             0.6
                                 --------------  -------------  ------------  -------------  ------------  -------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                                 2.6           22.4         (64.2)           3.0           66.9          30.7

Income taxes                             (0.8)          (3.9)          -             (0.9)          (5.1)        (10.7)
Equity income (loss)                     18.0            1.4          15.8            -            (35.4)         (0.2)
                                 --------------  -------------  ------------  -------------  ------------  -------------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                            19.8           19.9         (48.4)           2.1           26.4          19.8
Extraordinary item                        -              -             -              -              -             -
Cumulative effect of change in
   accounting principle                   -              -             -              -              -             -
                                 --------------  -------------  ------------  -------------  ------------  -------------
NET INCOME (LOSS)                      $ 19.8        $  19.9       $ (48.4)       $   2.1       $   26.4       $  19.8
                                 ==============  =============  ============  =============  ============  =============


COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
                                 ---------------------------------------------------------------------------------------
                                                        COTT                           NON-
                                          COTT    BEVERAGES        GUARANTOR      GUARANTOR   ELIMINATION
                                   CORPORATION          INC.    SUBSIDIARIES   SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                 --------------  -------------  ------------  -------------  ------------  -------------
SALES                                 $ 148.7        $ 630.2        $  32.4       $ 150.1        $ (43.1)      $ 918.3
Cost of sales                           120.4          498.9           30.8         131.7          (43.4)        738.4
                                 --------------  -------------  ------------  -------------  ------------  -------------

GROSS PROFIT                             28.3          131.3            1.6          18.4            0.3         179.9
Selling, general and
   administrative expenses               19.2           46.6            2.6          15.2            -            83.6
                                 --------------  -------------  ------------  -------------  ------------  -------------
OPERATING INCOME (LOSS)                   9.1           84.7           (1.0)          3.2            0.3          96.3

Other expense (income), net               0.4            -             66.8          (1.4)         (66.7)         (0.9)
Interest expense, net                    (3.2)          24.4            3.5           0.7            -            25.4
Minority interest                         -              -              -             1.6            -             1.6
                                 --------------  -------------  ------------  -------------  ------------  -------------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                                11.9           60.3          (71.3)          2.3           67.0          70.2

Income taxes                             (1.3)         (16.5)           -            (0.3)          (5.1)        (23.2)
Equity income (loss)                     (8.8)           2.4           42.1           -            (36.1)         (0.4)
                                 --------------  -------------  ------------  -------------  ------------  -------------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                             1.8           46.2          (29.2)          2.0           25.8          46.6
Extraordinary item                       (9.6)           -              -             -              -            (9.6)
Cumulative effect of change in
   accounting principle                   -              -              -           (44.8)           -           (44.8)
                                 --------------  -------------  ------------  -------------  ------------  -------------
NET INCOME (LOSS)                     $  (7.8)       $  46.2        $ (29.2)      $ (42.8)       $  25.8       $  (7.8)
                                 ==============  =============  ============  =============  ============  =============


COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
-------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                               AS OF SEPTEMBER 28, 2002
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------  --------------- ------------- ------------- -------------- --------------
ASSETS
Current assets
   Cash and cash equivalents         $   5.6      $    -           $   -        $    7.6     $    -          $   13.2
   Accounts receivable                  24.2          84.4             6.1          34.3         (9.1)          139.9
   Inventories                          16.4          44.9             4.9          16.4          -              82.6
   Prepaid expenses                      0.8           1.3             0.7           0.8          -               3.6
                                ------------  --------------  -------------  ------------  -------------  -------------
                                        47.0         130.6            11.7          59.1         (9.1)          239.3
Property, plant and equipment           50.6         134.7            24.2          60.0          -             269.5
Goodwill                                17.4          46.7            13.5           -            -              77.6
Intangibles and other assets             6.6         134.9            13.3          56.9          -             211.7
Due from affiliates                     39.7           0.5           348.5          42.4       (431.1)            -
Investments in subsidiaries            414.7          67.5           (37.5)          -         (444.7)            -
                                ------------  --------------  -------------  ------------  -------------  -------------
                                     $ 576.0       $ 514.9         $ 373.7      $  218.4     $ (884.9)       $  798.1
                                ============  ==============  =============  ============  =============  =============

LIABILITIES
Current liabilities
   Short-term borrowings             $   -         $  16.5         $   -        $    -       $    -          $   16.5
   Current maturities of
     long-term debt                      -            22.9             -             0.1          -              23.0
   Accounts payable and
     accrued liabilities                32.6          52.0            22.4          36.1         (9.2)          133.9
   Other current liabilities             -             -               -            19.0          -              19.0
                                ------------  --------------  -------------  ------------  -------------  -------------
                                        32.6          91.4            22.4          55.2         (9.2)          192.4
Long-term debt                           -           340.8             -             -            -             340.8
Due to affiliates                      328.5          62.9             -            39.7       (431.1)            -
Other liabilities                       12.0          14.5             7.7           1.2          -              35.4
                                ------------  --------------  -------------  ------------  -------------  -------------
                                       373.1         509.6            30.1          96.1       (440.3)          568.6
                                ------------  --------------  -------------  ------------  -------------  -------------

Minority interest                        -             -               -            26.6          -              26.6

SHAREOWNERS' EQUITY
Capital stock
 Common shares                         247.4         275.8           343.9         219.4       (839.1)          247.4
Retained earnings (deficit)             (5.8)       (270.5)           (5.9)       (105.0)       381.4            (5.8)
Accumulated other
   comprehensive income                (38.7)          -               5.6         (18.7)        13.1           (38.7)
                                ------------  --------------  -------------  ------------  -------------  -------------
                                       202.9           5.3           343.6          95.7       (444.6)          202.9
                                ------------  --------------  -------------  ------------  -------------  -------------
                                     $ 576.0       $ 514.9         $ 373.7      $  218.4     $ (884.9)       $  798.1
                                ============  ==============  =============  ============  =============  =============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------  --------------- ------------- ------------- -------------- --------------
OPERATING ACTIVITIES
Income (loss) from continuing
   operations                       $   1.8        $  46.2       $  (29.2)      $    2.0      $   25.8        $  46.6
Depreciation and amortization           5.0           16.4            3.2            7.7            -            32.3
Amortization of financing fees          0.1            1.2            -              -              -             1.3
Deferred income taxes                   1.2            7.1            -              -              -             8.3
Minority interest                       -              -              -              1.6            -             1.6
Equity income, net of
   distributions                        9.2            1.1          297.9            -           (307.8)          0.4
Gain on disposal of investment         (1.3)           -              -              -              -            (1.3)
Other non-cash items                    2.2           (0.8)          66.0            0.1          (66.0)          1.5
Net change in non-cash
   working capital from
   continuing operations               (7.7)         (12.0)          (2.3)          (1.3)           4.2         (19.1)
                                ------------  --------------  -------------  ------------  -------------  -------------
Cash provided by (used in)             10.5           59.2          335.6           10.1         (343.8)         71.6
   continuing operations
Cost of debt redemption               (10.6)           -              -              -              -           (10.6)
                                ------------  --------------  -------------  ------------  -------------  -------------
Cash provided by  (used in)            (0.1)          59.2          335.6           10.1         (343.8)         61.0
   operating activities
                                ------------  --------------  -------------  ------------  -------------  -------------

INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (6.3)         (18.0)          (1.2)          (1.6)           -           (27.1)
Acquisitions                           (1.8)           -            (26.8)          (2.0)           -           (30.6)
Advances to affiliates                214.0          283.5          (50.7)           -           (446.8)          -
Investment in subsidiary             (228.7)         (27.0)         (76.0)           -            331.7           -
Other                                   3.3           (1.5)           0.3            -              -             2.1
                                ------------  --------------  -------------  ------------  -------------  -------------
Cash used in investing                (19.5)         237.0         (154.4)          (3.6)        (115.1)        (55.6)
   activities
                                ------------  --------------  -------------  ------------  -------------  -------------

FINANCING ACTIVITIES
Issue of long-term debt                 -              0.5            -              -              -             0.5
Payments of long-term debt           (276.4)          (2.2)           -              -              -          (278.6)
Short-term borrowings                  (1.6)         (16.0)           -              -              -           (17.6)
Decrease in cash in trust             297.3            -              -              -              -           297.3
Advances from affiliates                0.5           50.7         (497.7)          (0.3)         446.8           -
Distributions to subsidiary
   minority shareowner                  -              -              -             (3.4)           -            (3.4)
Issue of common shares                  5.2           10.0          316.7            5.0         (331.7)          5.2
Dividends paid                          -           (339.9)          (0.4)          (3.5)         343.8           -
                                ------------  --------------  -------------  ------------  -------------  -------------

Cash provided by (used in)
   financing activities                25.0         (296.9)        (181.4)          (2.2)         458.9           3.4
                                ------------  --------------  -------------  ------------  -------------  -------------

Effect of exchange rate
   changes on cash and cash
   equivalents                          0.3            -              -              0.2            -             0.5
                                ------------  --------------  -------------  ------------  -------------  -------------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                          5.7           (0.7)          (0.2)           4.5            -             9.3
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                  -              0.7            -              3.2            -             3.9
                                ------------  --------------  -------------  ------------  -------------  -------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                    $   5.7        $   -         $   (0.2)      $    7.7      $     -         $  13.2
                                ============  ==============  =============  ============  =============  =============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2001
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------  --------------- ------------- ------------- -------------- --------------
SALES                                $  48.2       $  216.3      $     -       $    43.1       $   (5.1)     $  302.5
Cost of sales                           42.8          178.1            -            38.4           (7.2)        252.1
                                ------------  --------------  -------------  ------------  -------------  -------------

GROSS PROFIT                             5.4           38.2            -             4.7            2.1          50.4
Selling, general and
   administrative expenses               6.7           13.4            -             4.1            -            24.2
                                ------------  --------------  -------------  ------------  -------------  -------------

OPERATING INCOME (LOSS)                 (1.3)          24.8            -             0.6            2.1          26.2

Other income, net                       (0.6)          (0.1)           -             -              -            (0.7)
Interest expense, net                    1.0            2.1            5.6           0.4            -             9.1
                                ------------  --------------  -------------  ------------  -------------  -------------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME              (1.7)          22.8           (5.6)          0.2            2.1          17.8

Income taxes                             0.7           (6.6)           -            (0.2)          (0.6)         (6.7)
Equity income                           12.1            -             16.2           -            (28.3)          -
                                ------------  --------------  -------------  ------------  -------------  -------------
NET INCOME (LOSS)                    $  11.1       $   16.2      $    10.6     $     -         $  (26.8)     $   11.1
                                ============  ==============  =============  ============  =============  =============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------  --------------- ------------- ------------- -------------- --------------
SALES                                $ 154.2       $  606.5       $    -        $  106.6       $  (30.2)     $  837.1
Cost of sales                          128.5          503.5            -            95.6          (31.6)        696.0
                                ------------  --------------  -------------  ------------  -------------  -------------

GROSS PROFIT                            25.7          103.0            -            11.0            1.4         141.1
Selling, general and
   administrative expenses              17.9           42.4            0.1          12.5            -            72.9
                                ------------  --------------  -------------  ------------  -------------  -------------

OPERATING INCOME (LOSS)                  7.8           60.6           (0.1)         (1.5)           1.4          68.2

Other income, net                       (0.6)          (0.1)           -            (1.6)           -            (2.3)
Interest expense, net                    3.6            2.6           15.7           0.9            -            22.8
                                ------------  --------------  -------------  ------------  -------------  -------------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME               4.8           58.1          (15.8)         (0.8)           1.4          47.7

Income taxes                            (0.1)         (16.8)           -             0.2           (0.3)        (17.0)
Equity income                           26.0            -             41.3           -            (67.3)          -
                                ------------  --------------  -------------  ------------  -------------  -------------
NET INCOME (LOSS)                    $  30.7       $   41.3       $   25.5      $   (0.6)      $  (66.2)     $   30.7
                                ------------  --------------  -------------  ------------  -------------  -------------

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
-------------------------------------------------------------------------------
(in millions of U.S. dollars, audited)


                                                               AS OF DECEMBER 29, 2001
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT      GUARANTOR NON-GUARANTOR    ELIMINATION
                                 CORPORATION  BEVERAGES INC.   SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------  ---------------  ------------ -------------   ------------  -------------
ASSETS
Current assets
   Cash and cash equivalents        $    -        $    0.7        $    -        $    3.2    $     -         $     3.9
   Cash in trust                       297.3           -               -             -            -             297.3
   Accounts receivable                  28.7          75.1             0.4          27.4         (9.6)          122.0
   Inventories                          11.7          46.0             -            10.8         (0.3)           68.2
   Prepaid expenses                      1.4           1.4             -             0.6          -               3.4
                                -------------  --------------  ------------  ------------  -------------  -------------
                                       339.1         123.2             0.4          42.0         (9.9)          494.8
Property, plant and equipment           49.3         138.6             -            59.0          -             246.9
Goodwill                                17.2          46.7             5.1          45.1          -             114.1
Intangibles and other assets            11.2         140.3             -            58.1          -             209.6
Due from affiliates                    251.1         284.0           297.9          42.3       (875.3)            -
Investments in subsidiaries            190.6          41.7           279.5           -         (511.8)            -
                                -------------  --------------  ------------  ------------  -------------  -------------
                                    $  858.5      $  774.5        $  582.7      $  246.5    $(1,397.0)      $ 1,065.4
                                =============  ==============  ============  ============  =============  =============

LIABILITIES

Current liabilities
   Short-term borrowings            $    1.7      $   32.5        $    -        $    -      $     -         $    34.2
   Current maturities of
     long-term debt                    276.4           5.4             -             -            -             281.8
   Accounts payable and
     accrued liabilities                39.8          66.1             0.2          26.6         (9.6)          123.1
                                -------------  --------------  ------------  ------------  -------------  -------------
                                       317.9         104.0             0.2          26.6         (9.6)          439.1
Long-term debt                           -           359.4             -             0.1          -             359.5
Due to affiliates                      328.0          12.3           497.7          37.3       (875.3)            -
Other liabilities                       14.9           7.4             -            17.9          0.8            41.0
                                -------------  --------------  ------------  ------------  -------------  -------------
                                       660.8         483.1           497.9          81.9       (884.1)          839.6
                                -------------  --------------  ------------  ------------  -------------  -------------

Minority interest                        -             -               -            28.1          -              28.1

SHAREOWNERS' EQUITY
Capital stock
 Common shares                         199.4         265.8            59.0         214.4       (539.2)          199.4
 Second preferred shares,
    Series 1                            40.0           -               -             -            -              40.0
                                -------------  --------------  ------------  ------------  -------------  -------------
                                       239.4         265.8            59.0         214.4       (539.2)          239.4
Retained earnings (deficit)              4.3          25.6            26.0         (58.7)         7.1             2.0
Accumulated other
   comprehensive income                (43.7)          -               -           (19.2)        19.2           (43.7)
                                -------------  --------------  ------------  ------------  -------------  -------------
                                       197.7         291.4            85.0         136.5       (512.9)          197.7
                                -------------  --------------  ------------  ------------  -------------  -------------
                                    $  858.5      $  774.5        $  582.9      $  246.5    $(1,397.0)      $ 1,065.4
                                =============  ==============  ============  ============  =============  =============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT      GUARANTOR NON-GUARANTOR    ELIMINATION
                                 CORPORATION  BEVERAGES INC.   SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------  ---------------  ------------ -------------   ------------  -------------
OPERATING ACTIVITIES
Net income (loss)                  $   30.7       $   41.3        $   25.5      $  (0.6)     $ (66.2)        $  30.7
Depreciation and amortization           5.3           18.5             0.1          5.9          -              29.8
Amortization of financing fees          0.7            0.6             -            -            -               1.3
Deferred income taxes                  (0.1)          16.2             -           (0.2)         0.3            16.2
Equity income, net of
   distributions                      (25.0)           -             (25.9)         -           50.9             -
Other non-cash items                    0.3           (0.8)            -           (0.9)         -              (1.4)
Net change in non-cash
   working capital from
   continuing operations                6.3           (6.4)            0.6         (9.2)        (1.5)          (10.2)
                                -------------  --------------  ------------  ------------  -------------  -------------
Cash provided by (used in)
   operating activities                18.2           69.4             0.3         (5.0)       (16.5)           66.4
                                -------------  --------------  ------------  ------------  -------------  -------------

INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (6.0)         (13.9)            -           (3.5)         -             (23.4)
Acquisitions                            -            (97.6)            -          (30.0)         -            (127.6)
Proceeds from disposal of
   businesses                           -              -               -            2.2                          2.2
Advances to affiliates                (15.8)           0.1            (0.2)        15.8          0.1             -
Investment in subsidiary               14.8          (29.5)          (15.8)         -           30.5             -
Other                                  (6.0)           8.4             -           (4.0)         -              (1.6)
                                -------------  --------------  ------------  ------------  -------------  -------------
Cash provided by (used in)
   investing activities               (13.0)        (132.5)          (16.0)       (19.5)        30.6          (150.4)
                                -------------  --------------  ------------  ------------  -------------  -------------

FINANCING ACTIVITIES
Issue of long-term debt                 -            100.0             -            -            -             100.0
Payments of long-term debt             (2.3)          (4.2)            -           (0.2)         -              (6.7)
Short-term borrowings                   -            (17.0)            -            6.4          -             (10.6)
Advances from affiliates                0.2          (15.8)           15.7          -           (0.1)            -
Issue of common shares                  2.9           15.8             -           29.5        (45.3)            2.9
Redemption of common shares             -              -               -          (14.8)        14.8             -
Dividends paid                          -            (15.4)            -           (1.1)        16.5             -
                                -------------  --------------  ------------  ------------  -------------  -------------

Cash provided by (used in)
   financing activities                 0.8           63.4            15.7         19.8        (14.1)           85.6
                                -------------  --------------  ------------  ------------  -------------  -------------

Effect of exchange rate
   changes on cash and cash
   equivalents                         (0.2)           -               -           (0.1)         -              (0.3)
                                -------------  --------------  ------------  ------------  -------------  -------------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS            5.8            0.3             -           (4.8)         -               1.3
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                  1.5            -               -            5.7          -               7.2
                                -------------  --------------  ------------  ------------  -------------  -------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                   $    7.3       $    0.3        $    -        $   0.9      $   -           $   8.5
                                =============  ==============  ============  ============  =============  =============