Form 10-K
period 2002-12-28
COTT CORP /CN/
filed 2003-03-17
CIK 884713

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 28, 2002
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                        Commission file number 000-19914

                                COTT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               CANADA                                       None
----------------------------------------       ---------------------------------
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
    Incorporation or Organization)

    207 Queen's Quay West, Suite 340
             Toronto, Ontario                              M5J 1A7
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

                                ---------------

       Registrant's telephone number, including area code: (416) 203-3898

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                   Common Shares without nominal or par value
                   ------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

    The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2002 (based on the closing sale price of the registrant's common stock as reported on the NASDAQ National Market on such date) was $1,004,469,916.

    The number of shares outstanding of the registrant's common stock as of February 28, 2003 was 68,642,585.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement, to be filed within 120 days of December 28, 2002, are incorporated by reference in Part III.

    Such reports, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                                                PART I

Item 1    Business..................................................................................   22
Item 2    Properties................................................................................   29
Item 3    Legal Proceedings.........................................................................   30
Item 4    Submission of Matters to a Vote of Security Holders.......................................   30

                                               PART II

Item 5    Market for the Registrant's Common Equity and Related Shareowner Matters .................   33
Item 6    Selected Financial Data ..................................................................   34
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations ....   35
Item 7A   Quantitative and Qualitative Disclosures about Market Risk ...............................   45
Item 8    Financial Statements and Supplementary Data

               Report of Management.................................................................   46
               Report of Independent Accountants....................................................   47
               Consolidated Statements of Income for the years ended December 28, 2002, December
                  29, 2001 and December 30, 2000....................................................   48
               Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001............   49
               Consolidated Statements of Shareowners' Equity for the years ended December 28,
                  2002, December 29, 2001 and December 30, 2000.....................................   50
               Consolidated Statements of Cash Flows for the years ended December 28, 2002,
                  December 29, 2001 and December 30, 2000...........................................   51
               Notes to the Consolidated Financial Statements.......................................   52
               Quarterly Financial Information......................................................   74

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......   74

                                               PART III

Item 10   Executive Officers and Directors..........................................................   75
Item 11   Executive Compensation....................................................................   75
Item 12   Security Ownership of Certain Beneficial Owners and Management............................   75
Item 13   Certain Relationships and Related Transactions............................................   75
Item 14   Controls and Procedures...................................................................   75

                                               PART IV

Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   76

    Cott's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP") in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and Cott's future results. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to Cott's business strategy, goals and expectations concerning its market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "should", "will" and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

    Although Cott believes the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could be incorrect. Cott's operations involve risks and uncertainties, many of which are outside of its control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct.

    The following are some of the factors that could affect Cott's financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

    - loss of key customers, particularly Wal-Mart, and the commitment of retailer brand beverage customers to their own retailer brand beverage programs;

    - increases in competitor consolidations and other market-place competition, particularly among branded beverage products;

    - Cott's ability to identify acquisition and alliance candidates and to integrate into its operations the businesses and product lines that are acquired or allied with;

    - fluctuations in the cost and availability of beverage ingredients and packaging supplies, and Cott's ability to maintain favorable arrangements and relationships with its suppliers;

    - unseasonably cold or wet weather, which could reduce demand for Cott's beverages;

    - Cott's ability to protect the intellectual property inherent in new and existing products;

    - adverse rulings, judgments or settlements in Cott's existing litigation, and the possibility that additional litigation will be brought against Cott;

    - product recalls or changes in or increased enforcement of the laws and regulations that affect Cott's business;

    - currency fluctuations that adversely affect the exchange between the U.S. dollar on one hand and the pound sterling, the Canadian dollar and other currencies on the other hand;

    -   changes in interest rates;

    -   changes in tax laws and interpretations of tax laws;

    - changes in consumer tastes and preference and market demand for new and existing products;

    -   changes in general economic and business conditions; and

    -   increased acts of terrorism or war.

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

    All future written and oral forward-looking statements attributable to Cott or persons acting on Cott's behalf are expressly qualified in their entirety by the foregoing.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

    Cott Corporation is the leading supplier of premium quality retailer brand carbonated soft drinks in the United States, Canada and the United Kingdom. Cott operates its United States business through an indirect wholly owned subsidiary, Cott Beverages Inc., its Canadian business through the Cott Beverages Canada division and its United Kingdom business through an indirect wholly owned subsidiary, Cott Beverages Ltd. In addition to carbonated soft drinks, product lines include clear, sparkling flavored beverages, juices and juice-based products, bottled water, energy drinks and iced teas. Cott's products are sold principally under customer controlled retailer brands, but Cott also offers product under brand names that it either owns or licenses from others.

    Cott Corporation was incorporated in 1955 and is governed by the Canada Business Corporations Act. Cott's registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and its principal executive offices are located at 207 Queen's Quay West, Suite 340, Toronto, Ontario, Canada M5J 1A7.

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

    From then until 2001, Cott took several steps to strengthen its management team and strategic focus. Management identified and addressed challenges during this transitional period and initiated a turnaround based on a three pronged strategy to:

    - focus on carbonated soft drink business in core geographic markets of the United States, Canada and the United Kingdom;

    -   fix the cost structure for its product lines; and

    -   strengthen and rebuild the business.

    Cott's strategy of focusing on the beverage business within core geographic markets led Cott to divest the following non-strategic operations:

    -   the Australian beverage operations, which were sold in April 1999;

    -   the frozen food business, which was sold in May 1999;

    - the packaging design business, which was sold in May 1999, subject to an agreement by which the new owners committed to provide ongoing creative services to Cott at competitive rates for ten years from the date of sale;

    - the Featherstone carbonated soft drink manufacturing plant and related business in the United Kingdom, which were sold in May 1999;

    - its minority interest in Menu Foods Limited (a pet food manufacturer) a substantial portion of which was sold in August 1999 with the remaining investment sold in May 2002;

    - the polyethylene terephthalate ("PET") preform manufacturing plant in Leland, North Carolina and the PET bottle blowing equipment in three of the carbonated soft drink manufacturing plants in the United States, which were sold to Schmalbach-Lubeca Plastic Containers USA, Inc. in April 2000, in connection with which Cott entered into a long-term supply agreement with Schmalbach for PET bottles in the United States; and

    -   the U.K. PET preform manufacturing business, which was sold in October
        2000.

    In prior years, Cott disposed of its bottling operations in Norway and South Africa, and its beer and snack food businesses.

    In 2002 with turnaround efforts complete, Cott's strategy turned to growth driven by four key pillars:

    - to expand its business in core markets by increasing market share, winning new customers, developing new products and exploring new channels;

    - to make acquisitions or alliances to transform the business structure to serve a growing customer base;

    - to build world class teams by empowering employees, by communicating standards of excellence, accountability and integrity and by leveraging best practices; and

    - to drive margins and cash flow by focusing on cash return on assets, improving working capital turns, enriching product mix and gaining efficiencies by applying Six Sigma across operations.

    Since 1995, Cott has expanded and strengthened its production and distribution capabilities in core geographic markets through a series of acquisitions and capital investments. About 85% of Cott's beverages are produced in facilities it owns or leases or by third party manufacturers with whom Cott has long-term co-packing agreements. Acquisitions over the last five years include:

    - in October 2000, Cott acquired the Honickman Group's retailer brand beverage business, through which it acquired a carbonated soft drink manufacturing facility in Concordville, Pennsylvania, an established customer base and rights to the Vintage(TM) brand of seltzer water;

    - in July 2001, Cott acquired the right to manufacture the retailer brand concentrate that it formerly obtained under a long-term supply contract with the Royal Crown unit of Cadbury Schweppes plc ("Royal Crown"), and gained ownership of unique formulas, proprietary information, a concentrate manufacturing facility and the Royal Crown business outside of North America; and

    - in September 2001, Cott formed a new business venture with Polar Corp., the leading independent retailer brand beverage supplier in New England, to enhance its position and customer base in the Northeast United States. Cott has a 51% interest and consolidates the new venture in its financial statements.

    - in January 2002, Cott made equity investments in two spring water companies, a 30% investment in Iroquois Water Ltd. and a 49% investment in Iroquois West Bottling Ltd. ("Iroquois West"), to strengthen its position in the spring water segment across Canada. In January 2003, Cott acquired the remaining interest of Iroquois West.

    - in June 2002, Cott formed a new venture in Mexico, Cott Embotelladores de Mexico S.A. de C.V. ("CEMSA"), with Embotelladora de Puebla, S.A. de C.V. ("EPSA") in order to establish manufacturing and marketing capabilities in Mexico. Cott has a 90% interest in CEMSA.

    - in June 2002, Cott acquired all of the outstanding capital stock of Premium Beverage Packers, Inc. ("Wyomissing"). The acquisition is expected to add manufacturing strength to Cott's growing presence in the Northeast United States.

In recent years, Cott has grown its business and beverage offerings primarily through acquisitions of other companies, new product lines and growth with key customers. A part of Cott's strategy is to continue to expand its business through acquisitions and alliances. To succeed in this strategy, Cott must identify appropriate acquisition or strategic alliance candidates.

    As Cott seeks to expand its operations, it expects to encounter a number of risks, including:

    -   the need to add additional management and other critical personnel;

    - the need to add additional equipment and capacity or third party manufacturing arrangements;

    - the risk of failing to predict shifts in consumer preferences and to match its strategies to these shifts;

    - the risk associated with increasing the scope, geographic diversity and complexity of its operations;

    - the risk related to assuming the liabilities of the businesses and product lines that Cott acquires; and

    - the risk that Cott's acquisitions and alliances will not result in the operating efficiencies or other benefits that it anticipates.

    Cott cannot provide assurance that acquisition and alliance opportunities will be available, that it will have access to the capital required to finance these opportunities, that it will continue to acquire or align with businesses and product lines or that any of the businesses or product lines that it acquires or aligns will be integrated successfully into Cott's business or prove profitable.

    In addition to changes in management and strategic focus, in July of 1998 Cott's shareowner composition underwent a significant transition. Along with various members of the Pencer family, Cott completed a transaction involving Thomas H. Lee Company, Paine Webber Capital and various of their related and affiliated entities (together, the "THL Group") in which they purchased an aggregate of:

    - 10,000,000 common shares and an option to purchase an additional 5,000,000 common shares from members of the Pencer family; and

    - 4,000,000 Convertible Participating Voting Second Preferred Shares, Series 1 (the "Preferred Shares"), that were entitled to voting rights together with the common shares on an as converted basis.

    Additionally, in November 1999, Cott granted the THL Group the right to purchase up to an additional 5% of the outstanding voting shares on the open market. As of February 28, 2003, to Cott's knowledge and based upon a review of public disclosure documents, the right to purchase the additional 5% of voting shares had not been exercised. As consideration for the grant of this right, the THL Group agreed to grant to Cott's Chairman of the Board a proxy to vote enough of their voting shares to ensure that at no time will the THL Group have voting rights in respect of more than 35% of the voting shares on a fully diluted basis. The THL Group has also agreed not to exercise any options to acquire more of the common shares if, after giving effect to such exercise, they would have the power to vote or hold more than 35% of the voting shares on a fully diluted basis.

    On June 27, 2002, the 4,000,000 outstanding Preferred Shares owned by the THL Group were converted into 6,286,452 common shares of Cott in accordance with their terms. No Preferred Shares remain outstanding. On July 5, 2002, the THL Group exercised the option to purchase the 5,000,000 shares from members of the Pencer family. As of December 28, 2002, the THL Group collectively held approximately 31% of the outstanding common shares of Cott.

FINANCIAL INFORMATION ABOUT SEGMENTS

    For financial information about segments, see note 25 to the consolidated financial statements, found on pages 71 to 73 of this annual report on Form 10-K.

PRINCIPAL PRODUCTS AND PRINCIPAL MARKETS

    Cott's principal markets are in the United States, Canada and the United Kingdom. Although Cott produces the majority of its products under retailer brands for sale to retail customers, it also sells proprietary products that include brands that Cott either owns or licenses from others.

    Approximately 80% of Cott's beverages produced in the United States were manufactured in facilities that are either owned or leased by Cott or by third party manufacturers with whom Cott has long-term co-packing agreements. Cott manufactures virtually all of the Canadian and United Kingdom beverages in facilities that it either owns or leases. Cott relies on third parties to produce and distribute products in areas or markets where it does not have its own production facilities, such as continental Europe, or when additional production capacity is required.

    For each of the last three years, sales of beverages, including concentrates, represented 100% of total sales. Sales of beverages in the United States totaled $872.2 million in 2002; $779.4 million in 2001; and $657.3 million in 2000. Sales of beverages in Canada totaled $171.2 million in 2002; $163.7 million in 2001; and $169.7 million in 2000. Sales of beverages, including concentrates, in the United Kingdom and International totaled $146.8 million in 2002; $146.5 million in 2001; and $162.6 million in 2000. Total sales attributable to all countries other than Canada totaled $1,027.4 million in 2002; $926.4 million in 2001; and $820.9 million in 2000. In Canada, long-lived assets excluding deferred tax assets totaled $71.3 million in 2002, $72.3 million in 2001 and $79.1 million in 2000. Long-lived assets excluding deferred tax assets, if any, in the United States totaled $426.9 million in 2002, $393.0 million in 2001 and $244.9 million in 2000. Long-lived assets in all other countries totaled $62.6 million in 2002, $105.3 million in 2001 and $115.2 million in 2000.

    Cott believes that the opportunity exists to increase sales of beverages in various markets by:

    -   leveraging existing customer relationships;

    -   obtaining new customers;

    -   exploring new channels of distribution; and

    -   increasing its presence in the alternative beverage segment.

    Cott distributes beverages in a variety of ways. Sales in the United States and Canada are either:

    -   picked up by customers at Cott's facilities;

    -   distributed to store locations using third-party distributors; or

    - delivered by Cott or a common carrier to either the customer's distribution centers or directly to retail locations.

    In the United Kingdom, Cott generally uses third-party carriers to deliver products to the customer's distribution centers or directly to stores, although a few customers collect products directly from the point of manufacture.

    Cott may be liable if the consumption of any of its products causes injury, illness or death. Cott also may be required to recall some of its products if they become contaminated or are damaged or mislabeled. A significant unfavorable product liability judgment or a widespread product recall could have a material adverse effect on the results of operations or cash flows. As of February 28, 2003, Cott was insured against product liability claims with a limitation of $65 million and a $0.2 million deductible per occurrence with an annual aggregate of $0.2 million. Once exhausted there is a maintenance deductible of $10,000 per occurrence. Cott is also insured against product recalls with a limitation of $10 million, a $2 million deductible, and a 20% coinsurance provision. Cott cannot provide assurance that its insurance coverage will be adequate.

INGREDIENTS AND PACKAGING SUPPLIES

    The principal ingredients required to produce Cott's products are concentrate, sweeteners and carbon dioxide. Since July 2001, Cott makes most of the concentrates it needs using ingredients from third parties and sources the remaining concentrates and other ingredients from outside vendors. In July 2001, Cott purchased the right to the retailer brand concentrate that it formerly obtained under a long-term supply contract with Royal Crown. With this acquisition, Cott also gained ownership of unique formulas, proprietary information, a concentrate manufacturing facility and the Royal Crown business outside North America. Cott purchases its primary packaging supplies, including PET bottles, caps and preforms, cans and lids, labels, cartons and trays, from outside vendors.

    Cott has a variety of suppliers for many of its materials, and it maintains long-standing relationships with many of these suppliers. Cott typically enters into annual supply arrangements rather than long-term contracts with suppliers, but has long-term agreements with respect to some of its key packaging supplies, such as aluminum cans and lids and PET bottles, and some key ingredients, such as artificial sweeteners. If Cott is forced to replace one or more of these key suppliers, ingredient and packaging supply costs could increase or decrease.

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

TRADE SECRETS, TRADEMARKS AND LICENSES

    Cott sells the majority of its beverages to retailer brand customers who own the trademarks associated with those products. Cott is the registered owner of various trademarks, most notably Cott(TM) in North America, as well as Stars & Stripes(TM), Vess(TM), Vintage(TM), Top Pop(TM), Clear Choice(TM) and City Club(TM) in the United States and Edge(TM) and Red Rooster(TM) in the U.K. and RC(TM) in more than 100 countries outside of North America. In 2001, Cott acquired the rights to the Cott(TM) trademark in the United States from an unrelated third party. Cott is licensed to use certain trademarks, including Chubby(TM) in Canada and the United States and RC(TM) in certain regions of Canada, and Benshaws(TM) and Carters(TM) in the United Kingdom.

    Cott's success depends in part on its intellectual property. To protect this intellectual property, Cott relies principally on contractual restrictions (such as nondisclosure and confidentiality agreements) in agreements with employees, consultants and customers, and on the common law of trade secrets and proprietary "know-how". Cott also relies on trademark protection.

    Cott may not be successful in protecting its intellectual property for a number of reasons, including:

    - competitors may independently develop intellectual property that is similar to or better than Cott's;

    - employees, consultants and customers may not abide by their contractual agreements and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;

    - foreign intellectual property laws may not adequately protect Cott's intellectual property rights; and

    -   trademarks may be challenged, invalidated or circumvented.

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

CUSTOMERS

    Cott's customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in the core markets of the United States, Canada and the U.K. For the year ended December 28, 2002, sales to Wal-Mart Stores, Inc. and its affiliates accounted for approximately 40% of total sales. For the same period, Cott's top ten customers accounted for approximately 71% of total sales. Cott expects that sales of its products to a limited number of customers will continue to account for a high percentage of sales for the foreseeable future. The loss of Wal-Mart would, and the loss of one of Cott's other significant customers could, have a material adverse effect on its business, financial condition and results of operations.

COMPETITION

    The markets for Cott's products are extremely competitive. Competition in these markets could cause Cott to lose market share, reduce pricing or increase capital and other expenditures. Companies that produce and sell the major, national brand beverages located in Cott's core geographic markets possess significantly greater financial and marketing resources than Cott possesses. Retailer brand beverages that Cott supplies to its customers compete for access to shelf space with branded beverage products on the basis of quality and price. Cott's customers primarily control the shelf space but there is no guarantee that they will allocate space to their retailer brand products. In addition, entry of any of the national brand companies into the retailer brand segment of the beverage market could have a material adverse effect on Cott's business, financial condition and results of operations. Cott also faces competition from other retailer brand beverage manufacturers in the United States and the U.K., some of which possess substantial bottling facilities.

    Cott differentiates itself from other retailer brand beverage suppliers by offering its customers superior service, efficient distribution methods, manufacturing innovation, premium quality products, category management and strategies for packaging and marketing. Cott strives to maintain the quality and consistency of taste of its products through access to premium quality cola and other concentrates.

RESEARCH AND DEVELOPMENT

    Cott maintains a research facility in Columbus, Georgia where new beverages are developed and customized. Cott believes that the provision of these services and the expansion of its product lines are key to innovation, and are an important part of its business strategy. During 2002, Cott spent approximately $2.8 million on product research and development, as compared with $1.9 million in 2001 and $1.5 million in 2000. The increase results primarily from the Royal Crown acquisition in July 2001.

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

    The Ontario Environmental Protection Act ("EPA") provides that a minimum percentage of a bottler's soft drink sales within specified areas in Ontario must be made in refillable containers. To comply with these requirements, Cott and many other industry participants would have to significantly increase sales in refillable containers. Cott has attempted to keep itself informed as to developments under the EPA and the regulations pertaining to soft drink containers. Based on industry and environmental organization reports, the regulations have not been actively enforced since 1991 despite the fact that they are still in effect and not amended. To Cott's knowledge, there have not been any further significant developments in this matter since then, and there has been no substantial and active movement on this issue of enforcement of the regulations by environmental groups since 1998. Based on industry and environmental organization reports, significant industry participants do not currently adhere to the guidelines set out in the regulations. In fact, the Ontario Ministry of the Environment released a report in 1997 stating that despite the unworkable nature of the EPA regulations, the regulations would be maintained pending review of further alternatives.

    The EPA provides for various financial penalties for breach of the regulations that, if assessed, may be material to Cott. However, based on the foregoing, although still in existence, the regulations have not been enforced for over ten years and management does not know of any information to suggest that a change in this regard is imminent. Further, given that the non-compliance appears to be industry wide, management does not believe that any enforcement proceedings would be instituted without a transition period and therefore does not believe that such enforcement would have any immediate material financial impact on Cott.

    Finally, because management believes that enforcement of the regulations is remote for the foreseeable future, no detailed analysis of the costs that would be incurred in order to comply with the regulations has been compiled. Although remote and not yet specifically quantified, capital, operational and other costs associated with compliance, which may be significant, would be accounted for if incurred.

    Management believes that Cott's current practices and procedures for the control and disposition of wastes comply in all material respects with applicable laws, and with the exception of the EPA, that it is in compliance in all material respects with the existing legislation in Cott's core markets.

EMPLOYEES

    As of December 28, 2002, Cott had approximately 2,798 employees, of whom an estimated 1,436 were located in the United States, 729 were located in Canada and 633 were located in the United Kingdom, Mexico and elsewhere. Cott has entered into numerous collective bargaining agreements that management believes contain terms that are typical in the beverage industry. As these agreements expire, management believes that they can be renegotiated on terms satisfactory to Cott. Cott considers its relations with employees to be good.

AVAILABLE INFORMATION

    Cott's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from Cott's website at www.cott.com, when such reports are available on the Securities and Exchange Commission website.

ITEM 2.  PROPERTIES

    Cott operates eight beverage production facilities in the United States, five of which it owns and three of which it leases, as well as the global concentrate manufacturing facility in Columbus, Georgia. Cott operates seven beverage production facilities in Canada; five of which it owns and two of which it leases. In the United Kingdom, Cott owns and operates two beverage production facilities. Cott leases and operates one beverage production facility in Mexico. Total square footage of the production facilities operated by Cott is approximately 1,629,983 in the United States including the concentrate facility; 1,004,255 in Canada; 556,000 in the United Kingdom; and 111,278 in Mexico. Lease terms for non-owned beverage production facilities expire between 2003 and 2017. The lease that expires in 2003 is for a 62,300 square foot juice production facility in Canada. Cott is currently negotiating an extension of the lease and expects that it will be extended. Cott believes that its facilities and production equipment, together with third-party manufacturing arrangements, provide sufficient capacity to meet current intended purposes, and that it will be sufficient to supply foreseeable demand from customers, even in peak months. In addition, management believes that increased demand can be met by increasing production in its facilities through increases in personnel and the number of their shifts.

ITEM 3.  LEGAL PROCEEDINGS

    In August 1999, Cott was named as a defendant in an action styled North American Container, Inc. v. Plastipak Packaging Inc., et al., filed in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff, North American Container, Inc., has sued over forty defendants, alleging, among other things, that Cott has infringed on their United States patent relating to plastic containers. The complaint subsequently was amended to include a Reissue Patent based on the original patent in suit. The plaintiff alleges that the infringement is willful, and seeks injunctive relief, treble damages and recovery of attorneys' fees and costs. Cott has reached an agreement with its major supplier of PET bottles in the United States to indemnify Cott for a significant portion of its costs and damages, if any. This portion is based on the supplier's pro rata share of those PET bottles supplied to Cott that Cott sold in the United States during the period in issue in the litigation, currently estimated to be at least 85%. Cott is not in a position to state the anticipated outcome of this case at this time; however, it believes that any damages that may be awarded to the plaintiff will not have a material adverse effect on Cott's financial condition or results of operations.

    Cott (along with others) was named as a defendant in an action filed by Victoriatea.com, Inc., The Torimiro Corporation and Rachael F. Parray in the Supreme Court for the State of New York on May 30, 2002. The complaint seeks, among other things, unspecified compensatory damages in an amount not less than $3 million on each of six claims, punitive damages in an amount not less than $5 million and unspecified attorney's fees, costs and disbursements. The complaint alleged breach of contract, negligence, breach of implied warranties, breach of implied covenant of good faith and prima facie tort in connection with Cott's manufacture of beverages for one of the plaintiffs. On August 15, 2002, the case was removed to the U.S. District Court for the Southern District of New York. By Order dated January 10, 2003, the federal district court granted Cott's motion to dismiss the case in its entirety based on the doctrine of forum non conveniens. The time for the plaintiffs to appeal from the order dismissing their case has elapsed and no appeal has been taken.

    Cott is engaged in various litigation matters in the ordinary course of its business. Cott believes that the resolution of these matters will not have a material adverse effect on its financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareowners during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF COTT

    The following is a list of names and ages of all of Cott's executive officers as of February 28, 2003, indicating all positions and offices that each of them hold.

                                                                                                   PERIOD SERVED
 NAME AND MUNICIPALITY OF RESIDENCE                         OFFICE                          AGE      AS OFFICER
------------------------------------     ------------------------------------------------   ---   ---------------
Frank E. Weise III.................      Chairman, President & Chief Executive              58    1998 to present
Vero Beach, Florida                      Officer

Mark Benadiba......................      Executive Vice-President                           49    1990 to present
Toronto, Ontario                         Canada & International

Paul R. Richardson.................      Executive Vice-President                           46    1994 to present
Sarasota, Florida                        Global Procurement & U.K.

John K. Sheppard...................      Executive Vice-President                           45    2002 to present
Hillsborough County, Florida             President, U.S. Operations

Raymond P. Silcock.................      Executive Vice-President                           52    1998 to present
Loveladies, New Jersey                   Chief Financial Officer

Mark R. Halperin...................      Senior Vice-President, General Counsel &           45    1995 to present
Toronto, Ontario                         Secretary

Colin D. Walker....................      Senior Vice-President, Corporate Resources         45    1998 to present
London, Ontario

Catherine M. Brennan...............      Vice-President, Treasurer                          45    1999 to present
Toronto, Ontario

Tina Dell'Aquila...................      Vice-President, Controller & Assistant             40    1998 to present
Toronto, Ontario                         Secretary

Ivano R. Grimaldi..................      Vice-President, Global Procurement                 45    2000 to present
Rosemere, Quebec

Douglas P. Neary...................      Vice-President, Chief Information                  47    2002 to present
Philadelphia, Pennsylvania               Officer

Edmund P. O'Keeffe.................      Vice-President, Investor Relations & Corporate     39    1999 to present
Toronto, Ontario                         Development

Prem Virmani.......................      Vice-President, Technical Services                 56    1991 to present
Columbus, Georgia

    During the last five years, the above persons have been engaged in their principal occupations or in other executive capacities with Cott except as follows:

    - in January 2002, Frank E. Weise III was elected chairman of the board of directors. Mr. Weise has been a director and president and chief executive officer of Cott since June 1998. Mr. Weise has held the position of senior vice-president of Campbell Soup Company (food products manufacturer) and president, Bakery and Confectionery Division, of Campbell Soup Company, until 1997; and chairman of Confab Inc. (feminine incontinence products manufacturer) until 1998;

    - prior to January 2002, John K. Sheppard was president and chief executive officer of Service Central

        Technologies, Inc. and prior to February 2000 was Vice-President, President NW European division and Vice-President, President Central European division of the Coca-Cola Company;

    - prior to September 1998, Raymond P. Silcock was Chief Financial Officer of Delimex Holding Inc. (a holding company);

    - prior to September 1998, Mark R. Halperin held the position of Vice President, General Counsel and Secretary and is the brother of Stephen
        H. Halperin, a director of the Company;

    - prior to September 1998, Colin D. Walker was Senior Manager, Deloitte & Touche Consulting;

    - prior to February 1999, Catherine M. Brennan was Treasurer and Senior Director, Taxation of Nabisco Ltd. (food and beverage company);

    - prior to September 1998, Tina Dell'Aquila was Assistant Corporate Controller of Cott;

    - prior to February 2002, Douglas P. Neary was a management consultant to Cott and various other companies and prior to June 2001, he was Chief Executive Officer of eonDigital, Inc. Prior to February 2000, he served IBM as a Global Solutions Manager;

    - Edmund O'Keeffe has held several senior management positions since joining Cott in October 1994.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

    Cott's common shares are listed on the Toronto Stock Exchange under the ticker symbol "BCB", and on the New York Stock Exchange under the ticker symbol "COT". Cott's common shares were first listed on the New York Stock Exchange on July 30, 2002. Prior to July 30, 2002, Cott's common shares had traded on the Nasdaq National Market under the ticker symbol "COTT".

    The tables below show the high and low reported per share sales prices of common shares on the Toronto Stock Exchange (in Canadian dollars) and on Nasdaq or the New York Stock Exchange (in U.S. dollars) for the indicated periods of the years ended December 28, 2002 and December 29, 2001.

                           TORONTO STOCK EXCHANGE (C$)

                                                 2002                     2001
                                                 ----                     ----
                                           HIGH         LOW         HIGH         LOW
                                           ----         ---         ----         ---
January 1 -- March 31.............         30.60       23.15        18.90       11.00
April 1 -- June 30................         33.50       26.37        18.60       13.10
July 1 -- September 30............         29.00       22.20        24.06       16.68
October 1 -- December 31..........         30.00       24.05        27.40       20.40

                         NASDAQ/NEW YORK STOCK EXCHANGE

                                                  2002                     2001
                                                  ----                     ----
                                           HIGH         LOW          HIGH        LOW
                                           ----         ---          ----        ---
January 1 -- March 31.............         18.89+      14.54+       12.13+       7.25+
April 1 -- June 30 ...............         21.13+      17.32+       12.00+       8.43+
July 1 -- September 30 ...........         18.27+      14.06*       15.49+      10.95+
October 1 -- December 31..........         19.15*      15.28*       17.43+      12.85+

+ denotes reported per share sales prices on Nasdaq National Market

* denotes reported per share sales prices on the New York Stock Exchange

    As of February 28, 2003, Cott had 851 shareowners of record. This number was determined from records maintained by Cott's transfer agent and it does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of Cott's common shares on February 28, 2003 was C$25.10 on the Toronto Stock Exchange and $16.95 on the New York Stock Exchange.

    Cott has not paid cash dividends since June 1998 and it is unlikely that Cott will do so in 2003. There are certain restrictions on the payment of dividends under the term loan and credit facility and the indenture governing the 8% senior subordinated notes maturing in 2011. The most restrictive is the quarterly limitation on dividends based on the prior quarter's earnings. Cott currently can pay dividends subject to these limitations but does not intend to do so.

CALCULATION OF AGGREGATE MARKET VALUE OF NON AFFILIATE SHARES

    For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this report, it was assumed that all of the outstanding shares were held by non-affiliates except for shares held by the THL Group and directors other than Frank E. Weise III. Frank E. Weise III is included with non-affiliates as he is also an officer. This should not be deemed to constitute an admission that any of these parties are, in fact, affiliates of Cott, or that there are not other persons who may be deemed to be affiliates. Further information concerning shareholdings of officers, directors and principal stockholders is included or incorporated by reference in Item 12: Security Ownership of Certain Beneficial Owners and Management.

ITEM 6. SELECTED FINANCIAL DATA


                                               DECEMBER 28,    DECEMBER 29,   DECEMBER 30,    JANUARY 1,     JANUARY 2,
(in millions of U.S. dollars, except per         2002(1)         2001(2)        2000(3)         2000(4)       1999(5)
share amounts)                                 (52 WEEKS)      (52 WEEKS)     (52 WEEKS)      (52 WEEKS)     (48 WEEKS)
                                              -------------   -------------  -------------   ------------   ------------
SALES                                         $     1,198.6   $     1,090.1  $       990.6   $      993.7   $      961.9
Cost of sales                                         965.7           902.7          825.5          847.9          862.4
Selling, general and administrative                   110.2            94.1           91.3          100.8           91.3
Unusual items                                             -               -           (2.1)          (1.2)          77.2
                                              -------------   -------------  -------------   ------------   ------------
OPERATING INCOME (LOSS)                               122.7            93.3           75.9           46.2          (69.0)
                                              -------------   -------------  -------------   ------------   ------------
Income (loss) from continuing operations               58.3            39.9           26.6           21.4          (95.8)
Extraordinary item                                     (9.6)              -           (1.2)             -              -
Cumulative effect of changes in accounting
    principles                                        (44.8)              -              -           (2.1)          (9.9)
Discontinued operations                                   -               -              -           (0.8)          (3.8)
                                              -------------   -------------  -------------   ------------   ------------
NET INCOME (LOSS)                             $         3.9   $        39.9  $        25.4   $       18.5   $     (109.5)
                                              =============   =============  =============   ============   ============

INCOME (LOSS) PER SHARE - BASIC
  Income (loss) from continuing operations    $        0.89   $        0.66  $        0.44   $       0.35   $      (1.53)
  Extraordinary item                          $       (0.15)  $           -  $       (0.02)  $          -   $          -
  Cumulative effect of changes in
    accounting principles                     $       (0.69)  $           -  $           -   $      (0.03)  $      (0.16)
  Discontinued operations                     $           -   $           -  $           -   $      (0.01)  $      (0.05)
  Net income (loss)                           $        0.06   $        0.66  $        0.42   $       0.31   $      (1.74)
                                              =============   =============  =============   ============   ============

INCOME (LOSS) PER SHARE - DILUTED
  Income (loss) from continuing operations    $        0.83   $        0.58  $        0.40   $       0.32   $      (1.53)
  Extraordinary item                          $       (0.14)  $           -  $       (0.02)  $          -   $          -
  Cumulative effect of changes in
    accounting principles                     $       (0.64)  $           -  $           -   $      (0.03)  $      (0.16)
  Discontinued operations                     $           -   $           -  $           -   $      (0.01)  $      (0.05)
  Net income (loss)                           $        0.06   $        0.58  $        0.38   $       0.28   $      (1.74)
                                              =============   =============  =============   ============   ============
CASH DIVIDEND PER SHARE                       $           -   $           -  $           -   $          -   $      0.03
                                              =============   =============  =============   ============   ============

Total assets                                  $       785.4   $     1,065.4  $       621.6   $      589.6   $      699.2
Current maturities of long-term debt                   16.5           281.8            1.6            1.6           12.5
Long-term debt                                        339.3           359.5          279.6          322.0          365.2
Shareowners' equity                                   218.2           197.7          158.5          142.3          122.0

    Consolidated financial statements in accordance with Canadian GAAP are made available to all shareowners and filed with Canadian regulatory authorities. Under Canadian GAAP, Cott reported a net

-------------------------

(1) During the year, Cott acquired Premium Beverage Packers, Inc. and formed a new business in Mexico, Cott Embotelladores de Mexico, S.A. de C.V.

(2) During the year, Cott acquired certain assets of the Royal Crown Company Inc. and formed a new business with Polar Corp. Current maturities of long-term debt include the 2005 & 2007 Notes repaid on January 22, 2002 from cash held in trust.

(3) During the year, Cott acquired the assets of the private label beverage and the Vintage(TM) brand seltzer water businesses of Concord Beverage Company and completed the divestiture of its polyethylene terephthalate preform blow-molding operations.

(4) During the year, Cott completed a series of planned divestitures of non-core businesses.

(5) During the period ended January 2, 1999, Cott undertook a major restructuring and divested of its bottling operations in Norway.

income of $58.8 million in 2002, $30.2 million in 2001, and $24.4 million in 2000 compared to a net income under U.S. GAAP of $3.9 million in 2002, $39.9 million in 2001, and $25.4 million in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for the reasons for the significant difference between Canadian and U.S. GAAP net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cott Corporation is the world's largest retailer brand soft drink supplier, with the leading take home carbonated soft drink market shares in this segment in its core markets of the U.S., Canada and the U.K.

OVERVIEW

In 2002, Cott reported strong results with a second consecutive year of record sales and a 46% increase in income from continuing operations to $58.3 million. Cott's continued focus on growth based on its four key strategies, expand the core, make acquisitions & alliances, build world class teams, and drive margins & cash flow, provided the necessary framework to achieve these results.

RECORD SALES - Cott's sales in 2002 were $1,198.6 million, 10% higher than the previous record of $1,090.1 million in 2001. The sales growth resulted from higher sales to core customers and through acquisitions. Sales to the top 10 customers in 2002, representing 71% of total sales, increased 8% over sales to these customers 2001. Acquisitions made in 2001 and 2002 resulted in $80.7 million of the $108.5 million increase in sales in 2002 compared with 2001.

ACQUISITIONS AND EQUITY INVESTMENTS - In June, Cott formed a new venture in Mexico, Cott Embotelladores de Mexico S.A. de C.V. ("CEMSA"), with Embotelladora de Puebla, S.A. de C.V. ("EPSA") in order to establish manufacturing and marketing capabilities in Mexico. Cott has a 90% interest in this venture. Also in June, Cott acquired all of the outstanding capital stock of Premium Beverage Packers, Inc. ("Wyomissing"). The Wyomissing acquisition is expected to add manufacturing strength to Cott's growing presence in the Northeast United States.

In January 2002, Cott made two equity investments to strengthen its position in the retailer brand spring water segment in Canada. On December 29, 2002, following the 2002 year end, Cott acquired the remaining interest in one of these ventures located in Revelstoke, British Columbia.

The total cost of the acquisitions and investments in 2002 was $30.6 million.

DRIVING MARGINS - In 2002, gross margin was 19.4% compared to 17.2% in 2001. Margins improved in the three core businesses, the U.S., Canada and the U.K., as a result of the integration of the 2001 acquisition of certain assets of the Royal Crown unit of Cadbury Schweppes plc ("Royal Crown") including the right to manufacture concentrates, a concentrate production plant and the Royal Crown business outside of North America and as a result of Cott's continuous cost improvement efforts across the company. The margin improvement resulting from the Royal Crown acquisition was partially offset by higher interest expense relating to the acquisition.

Cott uses continuous cost improvement programs including Six Sigma to help track and reduce operating variations and increase operating efficiency. Key performance indicators measure performance in areas such as customer service and asset utilization at each plant.

2002 VERSUS 2001

RESULTS OF OPERATIONS

Income from continuing operations in 2002 was $58.3 million or $0.83 per diluted share as compared with $39.9 million or $0.58 per diluted share in 2001. Net income for 2002 was $3.9 million or $0.06 per share, taking into account the extraordinary charge for early debt redemption and the change in accounting principle for goodwill relating to the U.K.

SALES - Sales in 2002 were $1,198.6 million compared with $1,090.1 million in 2001. Excluding the impact of the acquisitions delineated below and the K-Mart bankruptcy, sales were $1,109.2 million for 2002, an increase of 4.2% from $1,064.2 million last year. Beverage volumes increased in the existing U.S. and Canadian businesses and were partially offset by lower sales in the U.K. Acquisitions included CEMSA and Wyomissing in 2002, Royal Crown in July 2001 and the Northeast Retailer Brand LLC ("NRB") business combination in September 2001.

In the U.S., sales of $872.2 million in 2002 increased 11.9% from $779.4 million in 2001. Of the increased sales, $66.7 million was as a result of the Wyomissing acquisition and NRB business combination. U.S. sales were also impacted by the K-Mart bankruptcy in 2002 as sales to this customer decreased $17.2 million in 2002 compared with 2001. Excluding the impact of Wyomissing, NRB and K-Mart, U.S. sales of $796.8 million were up 5.7% in 2002 compared with 2001.

Sales in Canada of $171.2 million increased 4.6% from $163.7 million in 2001, driven by increased promotional activities, new product launches and retailer brand relaunches and a growing water segment in Canada.

Sales in the U.K. & International were $146.8 million in 2002 compared with $146.5 million in 2001. Of the sales increase, $6.1 million was as a result of the Royal Crown acquisition. Excluding the impact of the acquisition, sales were down $5.8 million or 4.0%, the result of SKU and customer rationalization and the emphasis on national brands by some U.K. retailers, which was partially offset by the $7.1 million impact of the strengthening U.K. pound in relation to the U.S. dollar.

GROSS PROFIT - Gross profit was 19.4% of sales for 2002 compared with 17.2% in 2001. Higher margins resulted primarily from operating efficiency improvements and the impact of acquiring the Royal Crown assets. The Royal Crown acquisition had a 1.2 percentage point positive effect on Cott's margins by significantly reducing concentrate costs. Most concentrates are manufactured internally as a result of this acquisition. The margin improvement from the Royal Crown acquisition was partially offset by the increased interest expense relating to the acquisition. Gross profit was also favorably impacted as continuous cost improvement programs were used to gain operating efficiencies across Cott plants.

Cost of sales was 80.6% of sales in 2002, 2.2 percentage points better than 2001. Variable costs represented about 90% of total cost of sales and fixed costs represented about 10%. Major components of cost of sales included ingredients and packaging costs, fees paid to third party manufacturers, logistics and freight costs and depreciation and amortization. About 85% of Cott's beverage products are manufactured in facilities it owns or leases or by third party manufacturers with whom Cott has long-term co-packing agreements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $110.2 million in 2002, up $16.1 million from $94.1 million for 2001. SG&A increased as a percent of sales from 8.6% to 9.2%. Removing the impact of acquisitions and 2001 goodwill amortization, SG&A of $101.4 million was up $11.1 million from 2001. The increase reflects higher employee costs as headcount was increased to meet current and future growth in the U.S. business, incremental IT spending and one-time reorganization charges in the U.K. that were recorded in the first quarter.

INTEREST EXPENSE - Net interest expense was $32.9 million in 2002 compared with $32.2 million for 2001. Interest on the term loan to finance the Royal Crown acquisition and the NRB business combination resulted in an increase of $3.2 million. The December 2001 refinancing of senior subordinated notes maturing in 2005 and 2007 ("2005 & 2007 Notes") with 8% senior subordinated notes maturing in 2011 ("2011 Notes") lowered interest expense by $2.2 million. Interest savings in 2002 would have been higher except that Cott had to pay interest for most of the month of January on both the 2011 Notes issued in December 2001 and the 2005 & 2007 Notes repaid from funds held in trust on January 22, 2002. The refinancing lowered Cott's average interest rate on its high yield notes by one percentage point.

INCOME TAXES - Cott recorded an income tax provision of $28.9 million reflecting an effective tax rate of 32.9% as compared with $23.2 million for an effective rate of 36.8% in 2001. The decrease in the effective tax rate in 2002 principally reflects a lower statutory rate in Canada, restructuring of internal debt in the third quarter of the year and realization of the benefit of a capital loss in the first quarter. The 2001 effective tax rate was also lowered as Cott recorded a $4.4 million tax benefit relating to prior period loss carryforwards by decreasing the valuation allowance. Cott expects to be able to utilize prior period tax loss carryforwards as a result of acquisitions made in 2001.

EXTRAORDINARY ITEM - The extraordinary item of $9.6 million in 2002 represents the after tax costs of redeeming the 2005 & 2007 Notes. Costs include the early redemption penalty and the non-cash write-off of the unamortized financing fees.

CHANGE IN ACCOUNTING PRINCIPLE - On December 30, 2001, Cott adopted SFAS 142 for goodwill and intangibles acquired prior to June 30, 2001. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests based on fair values rather than net recoverable amount. An impairment test of goodwill was required upon adoption of this standard. Cott completed the impairment test of its reporting units in the first quarter under the new rules and as a consequence recorded a non-cash charge of $44.8 million to write down the entire goodwill of its U.K. business.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - Operating cash flow after capital expenditures and before cash costs of the redemption of the 2005 & 2007 Notes was $60.0 million, up 4.2% from $57.6 million in 2001. The increase was attributable to higher cash from continuing operations partially offset by increased capital spending of $5.4 million over 2001.

Cott used cash from operations to reduce short-term borrowings by $12.9 million and long-term debt by $10.8 million, excluding the redemption of the 2005 & 2007 Notes. Also, in December 2002, Cott paid $19.5 million in full and final settlement of the deferred consideration on the acquisition of the Hero Drinks Group (U.K.) Limited. The amount represents the minimum guaranteed payments under the agreement adjusted for the early repayment. Cash decreased $0.6 million in the year to $3.3 million as of December 28, 2002.

CAPITAL RESOURCES - Cott's sources of capital include operating cash flows, short term borrowings under a committed revolving credit facility, issuance of public and private debt and issuance of equity securities. Management believes Cott has the financial resources to meet its ongoing cash requirements for operations and capital expenditures as well as its other financial obligations. Additional financing may be required to fund future acquisitions, should they arise.

Under the current committed revolving credit facility, Cott has access to $75.0 million in the U.S. and Canada. The credit facility matures in December 2005. The amount of the revolving credit facility can be increased by up to an additional $50 million at Cott's request provided that existing lenders or other entities willing to commit to this additional amount are identified. Cott also has a (L)10 million ($16.0 million) demand facility in the U.K.

expiring in June 2003. Cott expects to renegotiate this demand facility prior to its maturity. As of December 28, 2002, credit of $74.0 million was available in aggregate under both facilities.

INVESTING ACTIVITIES - In June 2002, Cott completed two acquisitions. First, Cott acquired both a 90% stake in a new Mexican soft drink bottling venture, CEMSA, and a 35% share in a Mexican distribution company in order to establish manufacturing and marketing capabilities in Mexico. Assets of CEMSA consist of working capital, machinery and equipment and a customer list. Second, Cott acquired all of the outstanding capital stock of Wyomissing, which was, prior to the acquisition, Cott's largest carbonated soft drinks co-packer in the U.S., to add manufacturing strength in the Northeast United States. The Wyomissing acquisition included working capital, machinery and equipment, a customer list, trademarks and goodwill.

The aggregate purchase price of these acquisitions was $28.8 million including estimated acquisition costs of $1.8 million and an equity investment of $1.0 million. Cott financed the acquisitions with borrowings under its short-term credit facility.

In January 2002, Cott made equity investments in two spring water companies totaling $1.8 million to strengthen its position in the spring water segment across Canada.

In May 2002, Cott disposed of its remaining 7.6% holding in Menu Foods Limited for cash proceeds of $2.8 million. A gain of $1.3 million was recorded on the transaction.

CAPITAL EXPENDITURES - Capital expenditures were $41.2 million in 2002 as compared with $35.8 million in 2001. Major expenditures in 2002 included $6.2 million relating to the purified drinking water filling line projects in the Tampa and San Antonio plants, $5.1 million for improvements to the Concordville, Pennsylvania plant that was acquired in October 2000 and $3.2 million for improvements to the CEMSA plant in Mexico that was acquired in June 2002. In addition, Cott spent $3.6 million to upgrade and standardize information and accounting systems in 2002. Key achievements in 2002 were the implementation of Cott's enterprise resource planning system in the Mississauga and Scoudouc facilities, both in Canada. Total capital expenditures for 2003 are anticipated to be approximately $50 million.

LONG TERM DEBT - Long-term debt as of December 28, 2002 was $355.8 million, compared with $641.3 million at the end of 2001 or $364.9 million net of the amount held in trust to repay the 2005 & 2007 Notes (repaid January 22, 2002). Long-term debt consists of $268.2 million in 2011 Notes with an aggregate principal amount of $275 million, $86.6 million in a term bank loan maturing in 2006 and $1.0 million of other debt. The term loan bears interest at prime plus 1.75% or LIBOR plus 3%, at Cott's option. This variable rate debt is repayable in a series of scheduled payments. Additional payments may be required based on Cott's 2002 and future excess cash flows. Cott must offer to the lenders an amount equal to 50% of its excess cash flow for a given year, calculated as set out in the agreement. The lenders can choose whether or not they will accept up to 50% of this repayment. The 2003 payment relating to the 2002 excess cash flow provision was $3.6 million on a calculated excess cash flow payment of $6.2 million as not all lenders chose to accept the repayment option. The weighted average interest rate on the term loan was 4.4% as of December 28, 2002 (5.4% - December 29, 2001).

The senior secured credit facility, term loan and 2011 Notes contain customary covenants, representations, warranties, indemnities and events of default for these types of instruments. The credit facility, term loan and the 2011 Notes indenture contain covenants that, among other things, restrict Cott's ability to make certain investments, incur additional indebtedness, sell assets and make distributions. Cott must also maintain certain financial ratios. Events of default under the credit facility and term loan include both covenant defaults and cross-defaults. Holders of the 2011 Notes have the right to require Cott to repurchase the 2011 Notes in the event of a change of control accompanied by a ratings downgrade.

CAPITAL STRUCTURE - In 2002, shareowners' equity increased by $20.5 million. Net income of $3.9 million, additional share capital of $8.7 million from the exercise of employee stock options including the related tax impact and $7.9 million in favorable foreign currency translation all contributed to the increase. The foreign currency translation adjustment resulted from the strengthening of the U.K. pound and the Canadian dollar compared with the U.S. dollar.

On June 27, 2002, the Thomas H. Lee Company, Paine Webber Capital and various of their related and affiliated entities converted the 4.0 million preferred shares into 6.3 million common shares. Cott has no preferred shares outstanding as of December 28, 2002.

DIVIDEND PAYMENTS - No dividends were paid in 2002. Cott does not expect to resume dividend payments to common shareowners in 2003 as it intends to use cash for future growth or debt repayment.

There are certain restrictions on the payment of dividends under the term loan and credit facility and 2011 Notes indenture. The most restrictive provision is the quarterly limitation of dividends based on the prior quarter's earnings. Cott currently can pay dividends subject to these limitations but does not intend to do so.

CONTRACTUAL OBLIGATIONS - The following chart shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 28, 2002:

                                                       PAYMENTS DUE BY PERIOD
                                   ---------------------------------------------------------
                                              LESS THAN 1                           AFTER 5
CONTRACTUAL OBLIGATIONS              TOTAL       YEAR       YEARS 2-3   YEARS 4-5    YEARS
--------------------------------------------------------------------------------------------
(in millions of U.S. dollars)
Long-term debt                     $  362.6     $  16.5      $  17.5    $   53.6    $  275.0
Operating leases                       48.8        12.7         16.7        11.3         8.1
Debt guarantees                         2.0         0.4          1.0         0.6           -
                                   ---------------------------------------------------------
                                   $  413.4     $  29.6      $  35.2    $   65.5    $  283.1
                                   ---------------------------------------------------------

In January 2002, Cott guaranteed the obligations of Iroquois West under its Loan and Security Agreement with Siemens Credit Limited. The loan will be included in Cott's consolidated debt in 2003 as a result of the acquisition of the remaining interest in Iroquois West on December 29, 2002.

Cott has agreed to loan $3.8 million (C$6.0 million) to Iroquois Water Ltd. for the purchase of equipment. The funds will be advanced to the venture in March 2003 if another lender is not found. Cott has agreed to guarantee the advance if another lender is found.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial condition and results of operations are based on Cott's consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant areas involving the use of estimates in these financial statements include allowances for losses on accounts receivables and inventories, carrying values and lives of property, plant and equipment, goodwill, customer lists and other intangible assets, and use of operating losses for deferred taxes. Cott bases its estimates on experience and assumptions that are considered to be reasonable in the circumstances. Actual results could differ from those estimates under different assumptions or circumstances. Cott's accounting and revenue recognition policies are described in note 1 to the consolidated financial statements.

Cott does not use, nor does it expect to use, derivative financial instruments. Cott also does not engage in, nor does it expect to engage in, any form of off balance sheet financing arrangements.

NEW ACCOUNTING STANDARD

In May 2002, the Financial Accounting Standards Board issued SFAS 145 indicating that certain debt extinguishment activities do not meet the criteria for classification as extraordinary items and should no longer be classified as extraordinary items. Cott will adopt the standard in 2003. Once adopted, the comparative figures for the year ended December 28, 2002 will disclose income before income taxes and equity loss of $73.7 million, income tax expense of $24.4 million and income from continuing operations of $48.7 million or $0.75 per basic share and $0.69 per fully diluted share.

CANADIAN GAAP

Consolidated financial statements in accordance with Canadian GAAP are available to all shareowners and are filed with Canadian regulatory authorities. Under Canadian GAAP in 2002, Cott reported net income of $58.8 million and total assets of $787.1 million compared to the net income and total assets under U.S. GAAP of $3.9 million and $785.4 million, respectively. There are two primary differences between results reported under U.S. and Canadian GAAP for the year ended December 28, 2002.

First, under Canadian GAAP, the 2005 & 2007 Notes were considered discharged on December 21, 2001 when the funds to redeem the notes were transferred to the trustee. As a result, debt extinguishment costs of $10.9 million, net of a $5.2 million recovery of taxes, were recorded in 2001 under Canadian GAAP and were included in results from continuing operations. Under U.S. GAAP, the 2005 & 2007 Notes were considered discharged when they were redeemed on January 22, 2002. Extinguishment costs of $9.6 million, net of a $4.5 million recovery of taxes, were recorded as an extraordinary item in the first quarter of 2002 under U.S. GAAP. The amount of extinguishment costs differed as accrued interest from December 21, 2001 to January 22, 2002 is included in extinguishment costs under Canadian GAAP and as interest expense under U.S. GAAP.

Second, under Canadian GAAP, the impairment loss of $44.8 million relating to the change in the method for valuing goodwill was charged to opening retained earnings for 2002. Under U.S. GAAP, the impact of the change in accounting principle is recorded as a charge to net income for the year ended December 28, 2002.

Under Canadian GAAP in 2001, Cott reported net income of $30.2 million and total assets of $766.6 million compared to the net income and total assets under U.S. GAAP of $39.9 million and $1,065.4 million. The primary difference was the treatment of the discharge of the 2005 & 2007 Notes as described above.

2001 VERSUS 2000

RESULTS OF OPERATIONS

Net income for 2001 was $39.9 million or $0.58 per diluted share compared with $25.4 million or $0.38 per diluted share in 2000. Excluding the impact of an unusual item in 2000, income from continuing operations of $39.9 million in 2001 was $14.8 million or 59% higher than $25.1 million in 2000. The unusual item in 2000 was primarily attributable to the gain on sale of the polyethylene terephthalate ("PET") preform manufacturing operations in the U.K.

SALES - Sales in 2001 were $1,090.1 million compared with $990.6 million in 2000. The increase was attributable to the effect of 2001 and 2000 acquisitions as well as increased volume in the U.S. that was partially offset by lower sales in Canada and the U.K. Excluding the impact of the Royal Crown acquisition and NRB business combination in 2001 and the Concord acquisition in 2000, sales of $992.8 million for 2001 increased 1.8% from $975.7 million last year.

In the U.S., sales of $779.4 million increased 18.6% from 2000. Excluding the impact of the acquisitions, U.S. sales were up 6.8% in 2001 compared with 2000. The increase was attributable primarily to growth in sales volumes of carbonated soft drinks and reverse osmosis purified drinking water. The Concord acquisition in 2000 added $81.3 million to sales in 2001 and $14.9 million to sales in 2000. The NRB venture added $11.9 million to 2001 sales.

Sales in Canada of $163.7 million decreased 3.5% from 2000, primarily due to the weakening in the Canadian dollar compared with the U.S. dollar over the past year. Excluding the foreign exchange impact, sales increased 0.5% in this stable market.

Sales in the U.K. & International were $146.5 million in 2001, down 9.9% from $162.6 million in 2000. The Royal Crown acquisition added $3.6 million to sales in 2001. Price deflation in the grocery sector, both at the national brand and retailer brand levels, continued to impact retail grocery and wholesaler prices in the U.K. In addition, the pound sterling weakened about 5% compared with the U.S. dollar from 2000, lowering sales revenue in the U.K. Excluding the foreign exchange impact, sales decreased by $8.5 million.

GROSS PROFIT - Gross profit was 17.2% of sales for 2001 compared with 16.7% in 2000. The Royal Crown acquisition had a 0.3 percentage point positive effect on Cott's margins as Cott used up pre-acquisition concentrate inventories and started using product made in its plant. This margin improvement was offset by the increased interest expense relating to the acquisition. Gross profit was also favorably impacted by Six Sigma and continuous cost improvement programs that improved key performance indicators across the operations and by leveraging assets to lower depreciation expense as a percent of sales.

Cost of sales was 82.8% of sales in 2001, 0.5 points better than in 2000. Variable costs represented about 90% of total cost of sales in 2001 and fixed cost of sales about 10%. About 85% of Cott's beverage products were manufactured in its owned or leased facilities or by third party manufacturers with whom Cott has long-term co-packing agreements such as Premium Beverage Packers, Inc.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $94.1 million in 2001, up 3.1% from $91.3 million for 2000. Including the impact of acquisitions, SG&A decreased as a percent of sales from 9.2% to 8.6%. Acquisitions led to $6.7 million in additional SG&A - partially offset by reduced depreciation and amortization of existing businesses and also by lower management incentive compensation payments.

INTEREST EXPENSE - Net interest expense was $32.2 million in 2001 compared with $30.1 million for 2000. Interest on long-term debt increased $1.3 million. A $2.6 million increase from the term loan issued to fund the Royal Crown acquisition and a $0.6 million increase as both the 2011 Notes and 2005 & 2007 Notes were outstanding for part of December 2001 were offset by a $1.9 million reduction from lower average balances of non-acquisition related borrowings.

INCOME TAXES - Cott recorded an income tax provision of $23.2 million on pretax income of $63.1 million compared with $20.6 million on pretax income of $47.2 million in 2000. In 2001, Cott recorded a $4.4 million tax benefit relating to prior period loss carryforwards not previously recognized by decreasing the valuation allowance. Cott expected to be able to utilize prior period tax loss carryforwards as a result of acquisitions made in 2001.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - Operating cash flow after capital expenditures was $57.6 million, down $10.0 million from $67.6 million in 2000. The decline occurred due to an increase in current income taxes in the United States and higher capital spending. Current income taxes are expected to continue to increase as the remaining tax loss carryforwards in the United States were used in 2001. While capital spending increased $11.9 million over 2000, it still remained below annual depreciation as Cott continued to stress full utilization of existing assets.

Cott used cash from operations and proceeds from debt issues to fund the Royal Crown acquisition and the NRB venture and the redemption of the 2005 & 2007 Notes. Cash decreased $3.3 million in the year to $3.9 million as of December 29, 2001.

INVESTING ACTIVITIES - In 2001, Cott completed the Royal Crown acquisition and entered into the NRB business venture with Polar Corp. The $97.6 million Royal Crown acquisition, including costs, closed on July 13, 2001. It was funded using the proceeds from a $100 million term loan entered into in July 2001. The purchased assets included $80.4 million for intellectual property including the right to manufacture concentrates, $12.0 million in working capital and property, plant and equipment and $5.2 million in goodwill. The rights acquired have benefits to Cott that extend beyond the foreseeable future and are not being amortized.

In September 2001, Cott invested $30.0 million in cash to acquire a 51% interest in NRB, the new venture with Polar Corp. The purchased assets included $54.1 million for a customer list and $4.3 million in working capital and were included in Cott's consolidated balance sheet. The minority shareowner's interest of $28.4 million was recorded as a liability. The NRB agreements contain various put and buy out rights that are common in these types of arrangements.

Proceeds from divestitures of $3.5 million relate to the 2000 disposal of the preform manufacturing operation in the U.K.

CAPITAL EXPENDITURES - Capital expenditures were $35.8 million in 2001 as compared with $23.9 million in 2000. Major expenditures in 2001 included $9.6 million to expand the capacity of the drinking water systems in Cott's Texas, Florida, North Carolina and California plants. In addition, $3.7 million was spent to upgrade and standardize information and accounting systems in 2001. A key achievement in 2001 was the implementation of Cott's enterprise resource planning system in the Concordville plant.

LONG TERM DEBT - Long-term debt as of December 29, 2001 was $641.3 million, $364.9 million net of the amount held in trust to repay the 2005 & 2007 Notes, which Cott repaid on January 22, 2002, compared with $281.2 million at the end of 2000. In July 2001, Cott borrowed $100 million on a term loan maturing in 2006, the proceeds of which were used to fund the Royal Crown acquisition. The term loan bears interest at prime plus 1.75%, payable quarterly, or LIBOR plus 3%, at Cott's option. This variable rate debt is repayable in a series of scheduled payments. Additional payments may be required based on Cott's 2002 and future excess cash flows. The outstanding balance of the term loan at December 29, 2001 was $96.5 million at a weighted average interest rate of 5.4%.

In December 2001, Cott's U.S. subsidiary issued 8% subordinated notes maturing in 2011 with an aggregate principal amount of $275 million. The 2011 Notes were issued at a discount of 2.75% and are guaranteed by Cott and certain of its U.S. subsidiaries. Interest is payable on June 15 and December 15 of each year. The proceeds from the offering, along with approximately $16.6 million borrowed under the credit facility and $13.3 million of available cash, were used to repay 2005 & 2007 Notes in January 2002. As of December 29, 2001, Cott had $297.3 million in an irrevocable trust to repay the 2005 & 2007 Notes, along with the accrued interest and prepayment penalties. The cash in trust was released on January 22, 2002 in satisfaction of the 2005 & 2007 Notes.

CAPITAL STRUCTURE - In 2001, shareowners' equity increased by $39.2 million. Net income of $39.9 million, together with $10.3 million from increased share capital due to the exercise of employee stock options including the related tax impact, was reduced by $11.0 million in adverse foreign currency translation. The foreign currency translation adjustment resulted from a weaker Canadian dollar and U.K. pound compared with the U.S. dollar.

Cott had $40.0 million in preferred shares outstanding. The preferred shares were converted into common shares on June 27, 2002 in accordance with the terms of the preferred shares.

DIVIDEND PAYMENTS - No dividends were paid in 2001. There are certain restrictions on the payment of dividends under the term loan and credit facility and 2011 Notes indenture. The most restrictive provision is the quarterly limitation of dividends based on the prior quarter's earnings.

CANADIAN GAAP

Under Canadian GAAP in 2001, Cott reported net income of $30.2 million and total assets of $766.6 million compared to the net income and total assets under U.S. GAAP of $39.9 million and $1,065.4 million. The primary difference was the treatment of the discharge of the 2005 & 2007 Notes as described above. Under Canadian GAAP in 2000, Cott reported net income of $24.4 million and total assets of $624.1 million compared to net income and total assets under U.S GAAP of $25.4 million and $621.1 million.

OUTLOOK

Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. The carbonated soft drink industry continues to experience positive growth, especially in the U.S. Facing price competition from heavily promoted global and regional brands, Cott's major opportunity for growth depends on management's execution of its strategies and on retailers' continued commitment to their retailer brand soft drink programs.

In 2003, Cott will continue to strive to expand the business through growth with existing customers, the pursuit of new customers and channels and through new acquisitions and alliances. Cott is not able to accurately predict the success or timing of such efforts. At this point, sales are expected to grow between 9% and 11% for 2003. The majority of this growth is expected to be through existing businesses. Along with sales growth from major customers, management also believes there are significant opportunities for growth in the U.S. market as retailer brand penetration is not currently as high as in other markets. The Canadian division will focus on innovation and entry into new channels. The U.K. business is stabilizing and continued efforts are expected to further improve earnings performance. Significant growth opportunities exist in Mexico as, with a population of approximately 100 million, it is second only to the United States in per-capita consumption of soft drinks. The CEMSA plant is currently being upgraded and is expected to go into full operation in time for the 2003 summer season.

As of the date of this report, Cott expects 2003 earnings per share, on a diluted basis, to rise to between $0.90 and $0.92 and earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2003 to top $185 million.

EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation, amortization and unusual items. Although it is not a recognized measure of performance under U.S. or Canadian GAAP, EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA should not be considered an alternative to net income, nor to cash provided by operating activities nor any other indicator of performance or liquidity which have been determined in accordance with U.S. or Canadian GAAP. Cott's method of calculating EBITDA may differ from the methods used by other companies and, accordingly, Cott's EBITDA may not be comparable to similarly titled measures used by other companies.

RISKS AND UNCERTAINTIES

Risks and uncertainties include national brand pricing strategies, commitment of major customers to retailer brand programs, stability of procurement costs for items such as sweetener, packaging materials and other ingredients, the successful integration of new acquisitions, ability to protect intellectual property and fluctuations in interest rates and foreign currencies versus the U.S. dollar.

COMPETITIVE ENVIRONMENT - In comparison to the major national brand soft drink manufacturers, Cott is a relatively small participant in the industry. The main risk to Cott's sales and operating income is the highly competitive environment in which it operates. Cott faces competition from the national brands in all of its markets and from other retailer brand beverage manufacturers in the U.S. and the U.K. Cott's profitability in 2003 may be adversely affected to the extent the national brand manufacturers reduce their selling prices or increase the frequency of their promotional activities in Cott's core markets or customers do not allocate adequate shelf space for beverages supplied by Cott.

RELIANCE ON MAJOR CUSTOMERS - Sales to Cott's top customer in 2002 accounted for 40% (2001 - top two customers accounted for 50%) of the Company's total sales and sales to the top ten customers were 71% of total sales. The loss of a significant customer, or customers which in the aggregate represent a significant portion of Cott's sales, could have a material adverse effect on Cott's operating results and cash flows.

STABILITY OF PROCUREMENT COSTS - Cott is subject to commodity price risk arising from the price movement for certain commodities included as part of raw materials. Cott has a variety of suppliers for many of its materials, and it maintains long-standing relationships with many of its suppliers. Replacing key raw material suppliers may increase or decrease raw material costs. An increase could have a material adverse effect on Cott's results of operations.

Cott has long-term agreements with respect to key raw materials. The majority of the contracts allow suppliers to alter the costs they charge based on changes in commodity costs, and in some cases other factors, at certain predetermined times and subject to defined guidelines. As a result, Cott bears the risk of shifts in the market costs of these commodities. Cott does not use derivative instruments to manage this risk.

INTEGRATION OF ACQUIRED BUSINESSES - Cott has undertaken several acquisitions in the past three years and its business strategy is to continue to expand its business, in part through acquisitions. To succeed with this strategy, Cott must identify appropriate acquisition or strategic alliance candidates and then manage and integrate the acquisitions or alliances with its existing business. The anticipated efficiencies and other benefits of the acquisitions or alliances may not be realized if Cott is unable to successfully integrate the acquired businesses.

PROTECTION OF INTELLECTUAL PROPERTY - Cott's success depends, in part, on its intellectual property, including the right to manufacture its concentrate formulas. If it is unable to protect its intellectual property or competitors independently develop similar intellectual property, Cott's competitive position could be weakened.

FOREIGN EXCHANGE - Cott is exposed to changes in foreign currency exchange rates. Operations outside of the U.S. account for approximately 26% of 2002 sales and 28% of 2001 sales and are concentrated principally in the U.K. and Canada. Cott does not currently use derivative instruments to hedge foreign currency exchange rate exposure.

DEBT OBLIGATIONS AND INTEREST RATES - Cott had a net-debt to net-debt-plus-equity ratio of 63.1% as of December 28, 2002 (2001 - 66.7%) and is subject to the risks associated with this level of debt. A significant portion of cash flow will be used to make debt service payments and debt levels could limit Cott's financial flexibility and ability to obtain favorable financing for future acquisitions.

Cott is exposed to changes in interest rates with 24% of its outstanding long-term debt is subject to interest at variable rates (2001 - 26%). Cott regularly reviews the structure of its indebtedness and considers changes to its proportion of floating versus fixed rate debt through refinancing, interest rate swaps or other measures in response to the changing economic environment. Cott does not currently use derivative instruments to hedge interest rate exposure.

The information below summarizes Cott's market risks associated with debt obligations as of December 28, 2002. The table presents principal cash flows and related interest rates by year of maturity. Principal payments on the variable rate term loan are the scheduled payments under the agreement and, for 2003, the required annual payment of 50% of the previous year's excess cash flows. Variable rates disclosed represent the actual weighted average rates at December 28, 2002.

                                           FOR THE YEAR ENDED DECEMBER 28, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                         THERE-                     FAIR
(in millions)              2003        2004          2005         2006        2007       AFTER         TOTAL        VALUE
---------------------------------------------------------------------------------------------------------------------------
DEBT
Fixed rate                $  0.7      $  0.3        $    -       $    -      $    -     $ 275.0       $ 276.0      $ 291.1
                          -------------------------------------------------------------------------------------------------
Weighted average
   interest rate             3.7%        8.6%            -            -           -         8.0%          8.0%
                          -------------------------------------------------------------------------------------------------
Variable rate             $ 15.8      $  8.0        $  9.2       $ 53.6      $    -     $     -       $  86.6      $  86.8
                          -------------------------------------------------------------------------------------------------
Weighted average
   interest rate             4.4%        4.4%          4.4%         4.4%          -           -           4.4%
                          -------------------------------------------------------------------------------------------------

LEGAL MATTERS - Cott, along with other industry participants, is currently not in compliance with the Environmental Protection Act (Ontario) and applicable regulations thereunder (collectively the "EPA"). As the requirements under the EPA have not been actively enforced since 1991 and the non-compliance appears to be industry wide, Cott believes that the possibility of enforcement is remote and it does not believe that enforcement proceedings, if initiated, would be instituted without a transition period. As such, Cott does not believe that any enforcement would have an immediate material financial impact on its financial results. Cott has not compiled a detailed analysis of the costs of compliance as enforcement of the EPA is considered to be remote and will account for any costs of compliance, which may be significant, if incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Debt Obligations and Interest Rates", on pages 44 and 45 of Management's Discussion and Analysis in item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The accompanying consolidated financial statements have been prepared by the management of Cott in conformity with generally accepted accounting principles in the United States to reflect the financial position of Cott and its operating results. Financial information appearing throughout this Annual Report is consistent with that in the consolidated financial statements. Management is responsible for the information and representations in such consolidated financial statements, including the estimates and judgments required for their preparation.

In order to meet its responsibility, management maintains a system of internal controls including policies and procedures designed to provide reasonable assurance that assets are safeguarded and reliable financial records are maintained. Cott has contracted with Deloitte and Touche LLP to provide internal audit services including monitoring and reporting on the adequacy of and compliance with internal controls. The internal audit function reports regularly to the Audit Committee of the Board of Directors and Cott takes such actions as are appropriate to address control deficiencies and other opportunities for improvement as they are identified.

The report of PricewaterhouseCoopers LLP, Cott's independent accountants, covering their audit of the consolidated financial statements, is included in this Annual Report. Their independent audit of Cott's financial statements includes a review of internal accounting controls to the extent they consider necessary as required by generally accepted auditing standards. Cott used PricewaterhouseCoopers LLP for audit and tax compliance services in 2002 and plans to engage them only to provide these services in the future.

The Board of Directors annually appoints an Audit Committee, consisting of at least three outside directors. The Audit Committee meets with management, internal auditors and the independent accountants to review any significant accounting and auditing matters and to discuss the results of audit examinations. The Audit Committee also reviews the consolidated financial statements, the Report of Independent Accountants and other information in the Annual Report and recommends their approval to the Board of Directors.

/s/ Frank E. Weise III                          /s/ Raymond P. Silcock

Frank E. Weise III                              Raymond P. Silcock
Chairman, President & Chief                     Executive Vice President & Chief
Executive Officer                               Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREOWNERS OF COTT CORPORATION

We have audited the consolidated balance sheets of COTT CORPORATION as of December 28, 2002 and December 29, 2001 and the consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended December 28, 2002. These consolidated financial statements are the responsibility of Cott's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Cott as of December 28, 2002 and December 29, 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2002 in accordance with generally accepted accounting principles in the United States.

As discussed in note 7 to the consolidated financial statements, Cott adopted Statement of Financial Accounting Standard 142 for goodwill and other intangibles acquired prior to June 30, 2001 on December 30, 2001.

We reported separately in our report dated January 30, 2002, in accordance with generally accepted auditing standards in Canada, to the shareowners of COTT CORPORATION on consolidated financial statements for each of the three years in the period ended December 28, 2002, prepared in accordance with generally accepted accounting principles in Canada.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Toronto, Ontario
January 30, 2003

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(in millions of U.S. dollars, except per share amounts)

                                                                                  FOR THE YEARS ENDED
                                                            -------------------------------------------------------------
                                                              DECEMBER 28,           DECEMBER 29,           DECEMBER 30,
                                                                  2002                   2001                   2000
                                                            ---------------        ---------------        ---------------
SALES                                                       $       1,198.6        $       1,090.1        $         990.6

Cost of sales                                                         965.7                  902.7                  825.5
                                                            ---------------        ---------------        ---------------

GROSS PROFIT                                                          232.9                  187.4                  165.1

Selling, general and administrative expenses                          110.2                   94.1                   91.3
Unusual items - note 2                                                    -                      -                   (2.1)
                                                            ---------------        ---------------        ---------------

OPERATING INCOME                                                      122.7                   93.3                   75.9

Other income, net - note 3                                             (0.1)                  (2.4)                  (1.4)
Interest expense, net - note 4                                         32.9                   32.2                   30.1
Minority interest                                                       2.1                    0.4                      -
                                                            ---------------        ---------------        ---------------

INCOME BEFORE INCOME TAXES AND EQUITY LOSS                             87.8                   63.1                   47.2

Income taxes - note 5                                                 (28.9)                 (23.2)                 (20.6)
Equity loss                                                            (0.6)                     -                      -
                                                            ---------------        ---------------        ---------------

INCOME FROM CONTINUING OPERATIONS                                      58.3                   39.9                   26.6

Extraordinary item - note 6                                            (9.6)                     -                   (1.2)
Cumulative effect of change in accounting principle,
        net of tax - note 7                                           (44.8)                     -                      -
                                                            ---------------        ---------------        ---------------
NET INCOME - note 8                                         $           3.9        $          39.9        $          25.4
                                                            ---------------        ---------------        ---------------

PER SHARE DATA - note 9
    INCOME PER COMMON SHARE - BASIC
    Income from continuing operations                       $          0.89        $          0.66        $          0.44
    Extraordinary item                                      $         (0.15)       $             -        $         (0.02)
    Cumulative effect of change in accounting principle     $         (0.69)       $             -        $             -
    Net income                                              $          0.06        $          0.66        $          0.42

    INCOME PER COMMON SHARE - DILUTED
    Income from continuing operations                       $          0.83        $          0.58        $          0.40
    Extraordinary item                                      $         (0.14)       $             -        $         (0.02)
    Cumulative effect of change in accounting principle     $         (0.64)       $             -        $             -
    Net income                                              $          0.06        $          0.58        $          0.38

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

                                                                                    DECEMBER 28,            DECEMBER 29,
                                                                                        2002                    2001
                                                                                  ---------------         ---------------
ASSETS

CURRENT ASSETS
Cash                                                                              $           3.3         $           3.9
Cash in trust - note 6                                                                          -                   297.3
Accounts receivable - note 10                                                               136.2                   122.0
Inventories - note 11                                                                        78.0                    68.2
Prepaid expenses                                                                              7.2                     3.4
                                                                                  ----------------        ---------------
                                                                                            224.7                   494.8

PROPERTY, PLANT AND EQUIPMENT - note 12                                                     273.0                   246.9

GOODWILL - note 13                                                                           77.0                   114.1

INTANGIBLES AND OTHER ASSETS - note 14                                                      210.7                   209.6
                                                                                  ---------------         ---------------
                                                                                  $         785.4         $       1,065.4
                                                                                  ===============         ===============

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings - note 15                                                   $          21.3         $          34.2
Current maturities of long-term debt - note 16                                               16.5                   281.8
Accounts payable and accrued liabilities - note 17                                          127.3                   123.1
                                                                                  ---------------         ---------------
                                                                                            165.1                   439.1

LONG-TERM DEBT - note 16                                                                    339.3                   359.5

OTHER LIABILITIES - note 18                                                                  36.2                    41.0
                                                                                  ---------------         ---------------
                                                                                            540.6                   839.6
                                                                                  ---------------         ---------------

MINORITY INTEREST                                                                            26.6                    28.1

SHAREOWNERS' EQUITY

CAPITAL STOCK - note 19
         Common shares - 68,559,035 (2001 - 61,319,807) shares issued                       248.1                   199.4
         Second preferred shares, Series 1 - no shares outstanding                              -                    40.0

RETAINED EARNINGS                                                                             5.9                     2.0

ACCUMULATED OTHER COMPREHENSIVE INCOME                                                      (35.8)                  (43.7)
                                                                                  ---------------         ---------------
                                                                                            218.2                   197.7
                                                                                  ---------------         ---------------
                                                                                  $         785.4         $       1,065.4
                                                                                  ===============         ===============

APPROVED BY THE BOARD OF DIRECTORS

/s/ Serge Gouin             Director        /s/ C. Hunter Boll          Director
---------------------------                 ---------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

(in millions of U.S. dollars)

                                        NUMBER OF
                                         COMMON                                               ACCUMULATED
                                         SHARES                                  RETAINED       OTHER
                                          (in           COMMON      PREFERRED    EARNINGS/    COMPREHENSIVE     TOTAL
                                        thousands)      SHARES       SHARES      (DEFICIT)      INCOME          EQUITY
                                        ------------------------------------------------------------------------------
Balance at January 1, 2000                 59,837       $189.0       $ 40.0       $(63.3)        $(23.4)        $142.3

Options exercised - note 20                    31          0.1            -            -              -            0.1
Comprehensive income - note 8
     Currency translation adjustment            -            -            -            -           (9.3)          (9.3)
     Net income                                 -            -            -         25.4              -           25.4
                                        ------------------------------------------------------------------------------

Balance at December 30, 2000               59,868        189.1         40.0        (37.9)         (32.7)         158.5

Options exercised, including tax            1,452         10.3            -            -              -           10.3
     benefit of $2.3 million - note 20
Comprehensive income - note 8
     Currency translation adjustment            -            -            -            -          (11.0)         (11.0)
     Net income                                 -            -            -         39.9              -           39.9
                                        ------------------------------------------------------------------------------
Balance at December 29, 2001               61,320        199.4         40.0          2.0          (43.7)         197.7

Options exercised, including tax
     benefit of $2.9 million - note 20        953          8.7            -            -              -            8.7
Conversion of preferred shares into
     common shares - note 19                6,286         40.0        (40.0)           -              -              -
Comprehensive income - note 8
     Currency translation adjustment            -            -            -            -            7.9            7.9
     Net income                                 -            -            -          3.9              -            3.9
                                        ------------------------------------------------------------------------------
Balance at December 28, 2002               68,559       $248.1       $    -       $  5.9         $(35.8)        $218.2
                                        ==============================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

                                                                                   FOR THE YEARS ENDED
                                                             ------------------------------------------------------------
                                                              DECEMBER 28,          DECEMBER 29,           DECEMBER 30,
                                                                  2002                  2001                   2000
                                                              ------------          --------------         --------------
OPERATING ACTIVITIES
Income from continuing operations                              $    58.3              $    39.9              $    26.6
Depreciation and amortization                                       44.1                   40.2                   37.4
Amortization of financing fees                                       1.7                    1.9                    1.6
Deferred income taxes - note 5                                       9.8                    9.3                   20.1
Minority interest                                                    2.1                    0.4                      -
Equity loss                                                          0.6                    -                        -
Gain on disposal of investment                                      (1.3)                   -                        -
Other non-cash items                                                 2.4                   (0.7)                   0.3
Net change in non-cash working capital from continuing
     operations - note 21                                          (16.5)                   2.4                    5.5
                                                               ---------              ---------              ---------
Cash provided by continuing operations                             101.2                   93.4                   91.5

Cash cost of redemption of long-term debt - note 6                 (10.6)                     -                      -
                                                               ---------              ---------              ---------
Cash provided by operating activities                               90.6                   93.4                   91.5
                                                               ---------              ---------              ---------

INVESTING ACTIVITIES
Additions to property, plant and equipment                         (41.2)                 (35.8)                 (23.9)
Acquisitions and equity investments - note 22                      (30.6)                (127.6)                 (55.5)
Proceeds from disposal of businesses                                   -                    3.5                   18.9
Other                                                               (0.5)                   1.3                   (1.9)
                                                               ---------              ---------              ---------
Cash used in investing activities                                  (72.3)                (158.6)                 (62.4)
                                                               ---------              ---------              ---------

FINANCING ACTIVITIES
Issue of long-term debt                                              1.0                  367.4                      -
Decrease (increase) in cash in trust                               297.3                 (297.3)                     -
Payments of long-term debt                                        (287.2)                  (7.2)                 (38.7)
Payment of deferred consideration on acquisition                   (19.5)                     -                   (2.0)
Short-term borrowings                                              (12.9)                  (2.5)                  17.5
Debt issue costs                                                       -                   (5.0)                     -
Distributions to subsidiary minority shareowner                     (3.9)                  (0.7)                     -
Issue of common shares                                               5.8                    8.0                    0.1
Other                                                               (0.2)                     -                   (0.1)
                                                               ---------              ---------              ---------
Cash provided by (used in) financing activities                    (19.6)                  62.7                  (23.2)
                                                               ---------              ---------              ---------
Net cash used in discontinued operations                               -                   (0.6)                  (0.4)

Effect of exchange rate changes on cash                              0.7                   (0.2)                  (0.9)
                                                               ---------              ---------              ---------
NET INCREASE (DECREASE) IN CASH                                     (0.6)                  (3.3)                   4.6

CASH, BEGINNING OF YEAR                                              3.9                    7.2                    2.6
                                                               ---------              ---------              ---------
CASH, END OF YEAR                                               $    3.3              $     3.9               $    7.2
                                                               =========              =========              =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and using the U.S. dollar as the reporting currency, as the majority of Cott's business and the majority of its shareowners are in the United States. Consolidated financial statements in accordance with Canadian GAAP, in U.S. dollars, are available to all shareowners and are filed with various Canadian regulatory authorities.

Comparative amounts in prior years have been reclassified to conform to the financial statement presentation adopted in the current year.

BASIS OF CONSOLIDATION

The financial statements consolidate the accounts of Cott and its wholly owned and majority owned subsidiaries where it exercises control over the majority of the voting rights. All significant inter-company accounts and transactions are eliminated upon consolidation.

ESTIMATES

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. Returnable bottles and plastic shells are valued at the lower of cost, deposit value or net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor and manufacturing overhead costs.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at the lower of cost less accumulated depreciation or fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Buildings                                         20 to 40 years
Machinery and equipment                            7 to 15 years
Furniture and fixtures                             3 to 10 years
Computer hardware and software                      3 to 5 years
Plates and films                                         3 years

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cott periodically compares the carrying value of property, plant and equipment to the estimated undiscounted future cash flows that may be generated by the related assets and recognizes in net income any impairment to fair value.

GOODWILL

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Starting in 2002, Cott does not amortize goodwill. Goodwill was previously amortized over periods not exceeding 40 years. Cott currently compares the carrying amount of the goodwill to the fair value, at least annually, and recognizes in net income any impairment in value. Previously, it compared the carrying value to the estimated undiscounted cash flows generated by the related businesses and recognized in net income any impairment in value.

INTANGIBLES AND OTHER ASSETS

Issuance costs for credit facilities and long-term debt are deferred and amortized over the term of the credit agreement or related debt, respectively.

Rights to manufacture concentrate formulas, with all the related inventions, processes and technical expertise, are recorded as intangible assets at the cost of acquisition. The rights are not amortized as their useful lives extend indefinitely. Cott compares the carrying amount of the rights to their fair value, at least annually, and recognizes in net income any impairment in value.

Customer lists represent the cost of acquisition for the right to sell to specific customers and are amortized over 15 years. Trademarks are recorded at the cost of acquisition and are amortized over 15 years. Cott periodically compares the carrying value of the customer lists and trademarks to the estimated undiscounted future cash flows that may be generated by the related businesses and recognizes in net income any impairment to fair value.

REVENUE RECOGNITION

Cott recognizes sales at the time ownership passes to the customer. This may be upon shipment of goods or upon delivery to customer, depending on contractual terms. Sales incentives are deducted in net sales. Those requiring future volume commitments are accrued based on management's best estimates.

SHIPPING AND HANDLING COSTS

Cott records shipping and handling costs as incurred and includes these costs as a component of cost of sales.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of foreign operations, all of which are self-sustaining, are translated at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the period. The resulting gains or losses are accumulated in the other comprehensive income account in shareowners' equity.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

TAXATION

Cott accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the accounting values of assets and liabilities and their related tax bases using currently enacted income tax rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, cash in trust, receivables, payables, short-term borrowings, long-term debt and deferred consideration on acquisitions approximate their respective fair values, except as otherwise indicated.

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income adjusted for changes in the cumulative foreign currency translation adjustment account.

NEW ACCOUNTING STANDARDS

In May 2002, the Financial Accounting Standards Board issued SFAS 145 indicating that certain debt extinguishment activities do not meet the criteria for classification as extraordinary items and will no longer be classified as extraordinary items. Cott will adopt the standard retroactively in 2003. Once adopted, the comparative figures for the year ended December 28, 2002 will disclose income before income taxes and equity loss of $73.7 million, income tax expense of $24.4 million and income from continuing operations of $48.7 million or $0.75 per basic share and $0.69 per fully diluted share.

NOTE 2 - UNUSUAL ITEMS

During the year ended December 30, 2000, Cott disposed of its preform blow molding operation in the United Kingdom and recorded a $1.7 million gain on disposal. Proceeds of disposal included deferred consideration of $4.4 million ((L)3.0 million) payable by the acquirer over the period to October 2003.

NOTE 3 - OTHER INCOME, NET

                                                                              FOR THE YEARS ENDED
                                                      -------------------------------------------------------------------
                                                        DECEMBER 28,                DECEMBER 29,             DECEMBER 30,
                                                            2002                       2001                     2000
                                                      ----------------           ----------------         ---------------
                                                                          (in millions of U.S. dollars)
Foreign exchange loss (gain)                             $     0.7                  $    (2.3)               $   (1.3)
Gain on disposal of investment in Menu Foods
    Limited                                                   (1.3)                         -                       -
Other                                                          0.5                       (0.1)                   (0.1)
                                                         ---------                  ---------                --------
                                                         $    (0.1)                 $    (2.4)               $   (1.4)
                                                         =========                  =========                ========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INTEREST EXPENSE, NET

                                                                              FOR THE YEARS ENDED
                                                      --------------------------------------------------------------------
                                                         DECEMBER 28,              DECEMBER 29,             DECEMBER 30,
                                                            2002                      2001                     2000
                                                      ----------------           ----------------         ----------------
                                                                          (in millions of U.S. dollars)
Interest on long-term debt                                $   31.8                   $   32.5                 $   31.2
Other interest expense                                         1.7                        1.3                      0.9
Interest income                                               (0.6)                      (1.6)                    (2.0)
                                                          ---------                  ---------                ---------
                                                          $   32.9                   $   32.2                 $   30.1
                                                          =========                  =========                =========

Interest paid during the year was approximately $38.4 million ($30.1 million - December 29, 2001; $22.8 million - December 30, 2000).

NOTE 5 - INCOME TAXES

Income (loss) before income taxes and equity loss consisted of the following:

                                                                              FOR THE YEARS ENDED
                                                      -------------------------------------------------------------------
                                                         DECEMBER 28,              DECEMBER 29,             DECEMBER 30,
                                                            2002                      2001                     2000
                                                      ----------------           ---------------          ---------------
                                                                          (in millions of U.S. dollars)

Canada                                                   $   (0.5)                   $    8.3                 $    4.7
Outside Canada                                               88.3                        54.8                     42.5
                                                         --------                    --------                 --------
                                                         $   87.8                    $   63.1                 $   47.2
                                                         ========                    ========                 ========

Provision for income taxes consisted of the following:

                                                                              FOR THE YEARS ENDED
                                                      -------------------------------------------------------------------
                                                         DECEMBER 28,              DECEMBER 29,             DECEMBER 30,
                                                            2002                      2001                     2000
                                                      ----------------           ---------------          ---------------
                                                                          (in millions of U.S. dollars)
CURRENT
Canada                                                   $    (0.2)                $     (0.3)              $    (0.2)
Outside Canada                                               (18.9)                     (13.6)                   (0.3)
                                                         ---------                 ----------               ---------
                                                         $   (19.1)                $    (13.9)              $    (0.5)
                                                         ---------                 ----------               ---------

DEFERRED
Canada                                                   $    (1.5)                $     (1.3)              $    (1.8)
Outside Canada                                                (8.3)                      (8.0)                  (18.3)
                                                         ---------                 ----------               ---------
                                                         $    (9.8)                $     (9.3)              $   (20.1)
                                                         ---------                 ----------               ---------

PROVISION FOR INCOME TAXES                               $   (28.9)                $    (23.2)              $   (20.6)
                                                         =========                 ==========               =========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (continued)

Income taxes paid during the year were $19.0 million ($5.7 million - December 29, 2001; $2.4 million - December 30, 2000).

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                                                              FOR THE YEARS ENDED
                                                      -------------------------------------------------------------------
                                                         DECEMBER 28,              DECEMBER 29,             DECEMBER 30,
                                                             2002                      2001                     2000
                                                      ----------------           ---------------          ---------------
                                                                          (in millions of U.S. dollars)
Income tax provision based on Canadian statutory
     rates                                               $    (33.6)                $   (26.0)               $  (20.4)
Foreign tax rate differential                                   1.8                       1.8                     2.3
Manufacturing and processing deduction                          0.2                      (0.1)                    0.3
Decrease (increase) in valuation allowance                        -                       4.4                    (0.8)
Adjustment for change in enacted rates                          0.7                      (1.5)                      -
Realization of benefit on carry back of capital loss            1.8                         -                       -
Non-deductible items                                            0.8                      (1.4)                   (2.0)
Other                                                          (0.6)                     (0.4)                      -
                                                         ----------                 ---------                --------
Provision for income taxes                               $    (28.9)                $   (23.2)               $  (20.6)
                                                         ==========                 =========                ========

During the year ended December 29, 2001, Cott made acquisitions that made it likely that it would utilize all of its tax loss carryforwards. As a result, the valuation allowance was adjusted to recognize the benefit of these loss carryforwards that had not previously been recognized.

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

                                                               DECEMBER 28,          DECEMBER 29,
                                                                   2002                  2001
                                                             ---------------       ---------------
                                                                 (in millions of U.S. dollars)
DEFERRED TAX ASSETS
Loss carryforwards                                              $    19.4              $   13.5
Liabilities and reserves                                              5.5                   4.7
Intangible assets                                                       -                   1.4
Other                                                                 7.3                   2.7
                                                                ---------              --------
                                                                     32.2                  22.3
                                                                ---------              --------
DEFERRED TAX LIABILITIES
Property, plant and equipment                                        30.5                  20.2
Intangible assets                                                     6.1                     -
Other                                                                29.1                  26.3
                                                                ---------              --------
                                                                     65.7                  46.5
                                                                ---------              --------
NET DEFERRED TAX LIABILITY                                      $   (33.5)             $  (24.2)
                                                                =========              ========

As of December 28, 2002, operating loss carryforwards of $58.0 million are available to reduce future taxable income. These losses expire as follows:

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (continued)

                                  (in millions of U.S. dollars)
2005                                       $   12.5
2006                                           18.7
2008                                            6.3
No expiry date                                 20.5
                                           --------
                                           $   58.0
                                           ========

NOTE 6 - EXTRAORDINARY ITEM

On December 21, 2001, Cott announced its intention to redeem the senior unsecured notes maturing in 2005 and 2007 ("2005 & 2007 Notes") and placed funds sufficient to pay the face value, accrued interest and early redemption penalties of $10.6 million in an irrevocable trust. On January 22, 2002, Cott redeemed the $276.4 million remaining balance of the 2005 & 2007 Notes and paid the related accrued interest and early redemption penalties using the funds placed in trust. A charge of $9.6 million, net of a deferred tax recovery of $4.5 million, was recorded on the early extinguishment of these senior notes. The charge is comprised of the early redemption penalty of $10.6 million and the write off of the unamortized financing fees.

During the year ended December 30, 2000, Cott repaid the $30.6 million
((L)21.0 million) remaining balance of its term bank loan in the United
Kingdom from cash-on-hand. A loss of $1.2 million, net of a deferred income tax recovery of $0.5 million, was recorded as an extraordinary item on the early extinguishment of this debt. The loss represented primarily the write-off of the unamortized portion of financing costs for the term loan.

NOTE 7 - CHANGES IN ACCOUNTING PRINCIPLES

Effective December 30, 2001, Cott adopted SFAS No. 142, Goodwill and Other Intangible Assets, for goodwill and other intangibles acquired prior to June 30, 2001. Cott adopted SFAS No. 142 for goodwill and other intangible assets acquired subsequent to June 30, 2001 in 2001. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to an annual impairment test. Other intangible assets continue to be amortized over their estimated useful lives and are also tested for impairment annually.

Cott completed a goodwill impairment test as of the adoption date for the standard and determined that unamortized goodwill of $44.8 million relating to the United Kingdom reporting unit was impaired under the new rules. The impairment write down has been recorded as a change in accounting principle. No income tax recovery was recorded on the impairment write down.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CHANGES IN ACCOUNTING PRINCIPLES (continued)

The goodwill amortization charged in the consolidated statement of income in the years ended December 29, 2001 and December 30, 2000 was $3.7 million and $3.6 million, respectively. Excluding amortization of goodwill, income from continuing operations, net income, basic and fully diluted income per share for the years ended December 29, 2001 and December 30, 2000 would have been as follows:

                                                                              DECEMBER 29,   DECEMBER 30,
                                                                                  2001           2000
                                                                             ------------    ------------
                                                                             (in millions of U.S. dollars)
Income from continuing operations                                            $   42.7          $   29.4
Net income                                                                       42.7              28.2
Net income per common share - basic                                              0.71              0.47
Net income per common share - diluted                                            0.62              0.42

Cott continues to amortize intangible assets acquired prior to June 30, 2001, other than goodwill, over their estimated useful lives.

NOTE 8 - OTHER COMPREHENSIVE INCOME

                                                                   FOR THE YEARS ENDED
                                                      ---------------------------------------------
                                                      DECEMBER 28,     DECEMBER 29,    DECEMBER 30,
                                                          2002             2001            2000
                                                      ------------    -------------    ------------
                                                                (in millions of U.S. dollars)
Net income                                             $    3.9        $    39.9        $   25.4
Foreign currency translation including $0.6 million
     impact of wind up of foreign subsidiaries
     (December 29, 2001 - net of $1.8 million)              7.9            (11.0)           (9.3)
                                                       --------        ---------        --------
                                                       $   11.8        $    28.9        $   16.1
                                                       ========        =========        ========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME PER COMMON SHARE

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

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                                                            FOR THE YEARS ENDED
                                                              ---------------------------------------------
                                                              DECEMBER 28,    DECEMBER 29,     DECEMBER 30,
                                                                  2002            2001             2000
                                                              ------------    ------------     ------------
                                                                             (in thousands)
Weighted average number of shares outstanding - basic             65,262           60,384         59,856
Dilutive effect of stock options                                   2,202            2,166            454
Dilutive effect of second preferred shares                         3,074            6,286          6,286
                                                                  ------           ------         ------
Adjusted weighted average number of shares outstanding -
     diluted                                                      70,538           68,836         66,596
                                                                  ======           ======         ======

NOTE 10 - ACCOUNTS RECEIVABLE

                                        DECEMBER 28,     DECEMBER 29,
                                            2002              2001
                                        ------------     ------------
                                        (in millions of U.S. dollars)
Trade receivables                       $    125.9       $  112.9
Allowance for doubtful accounts               (3.4)          (5.1)
Other                                         13.7           14.2
                                        ----------       --------
                                        $    136.2       $  122.0
                                        ==========       ========

As of December 28, 2002, other receivables include receivables from related parties of $1.1 million. These amounts are due from two equity investees, Iroquois West Bottling Ltd. ("Iroquois West") and Iroquois Water Ltd ("Iroquois Water") that were acquired during the year. Subsequent to the date of these financial statements, Cott acquired the remaining interest in Iroquois West.

NOTE 11 - INVENTORIES

                            DECEMBER 28,       DECEMBER 29,
                                2002               2001
                            ------------       ------------
                             (in millions of U.S. dollars)

Raw materials               $   26.6           $   25.3
Finished goods                  41.8               35.8
Other                            9.6                7.1
                            --------           --------
                            $   78.0           $   68.2
                            ========           ========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT

                                        DECEMBER 28, 2002                             DECEMBER 29, 2001
                            -------------------------------------------    -----------------------------------------
                                           ACCUMULATED                                    ACCUMULATED
                                COST      DEPRECIATION         NET            COST        DEPRECIATION         NET
                            -------------------------------------------    -----------------------------------------
                                  (in millions of U.S. dollars)                 (in millions of U.S. dollars)
Land                        $      17.6      $      -       $      17.6    $      16.7     $      -        $    16.7
Buildings                          83.7          17.3              66.4           76.0         13.9             62.1
Machinery and equipment           297.9         132.7             165.2          256.6        104.5            152.1
Computer hardware and
    software                       43.3          26.0              17.3           32.3         21.5             10.8
Furniture and fixtures              9.3           6.7               2.6            8.9          5.8              3.1
Plates and film                    12.8           8.9               3.9            9.7          7.6              2.1
                            -------------------------------------------    -----------------------------------------
                            $     464.6      $  191.6       $     273.0    $     400.2     $  153.3        $   246.9
                            ===========================================    =========================================

Depreciation expense was $35.0 million ($30.5 million - December 29, 2001; $30.9 million - December 30, 2000).

NOTE 13 - GOODWILL

                                                                              DECEMBER 28,    DECEMBER 29,
                                                                                  2002            2001
                                                                             -------------   -------------
                                                                             (in millions of U.S. dollars)
Balance at December 29, 2001                                                  $    114.1       $   115.2
Impairment write down on change in accounting principle - note 7                   (44.8)              -
                                                                              ----------       ---------
                                                                                    69.3           115.2
Acquisitions - note 22                                                               7.7             5.2
Amortization                                                                           -            (3.7)
Foreign exchange and other                                                             -            (2.6)
                                                                              ----------       ---------
                                                                              $     77.0       $   114.1
                                                                              ==========       =========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INTANGIBLES AND OTHER ASSETS

                                          DECEMBER 28, 2002                       DECEMBER 29, 2001
                              -----------------------------------     --------------------------------------
                                         ACCUMULATED                               ACCUMULATED
                                COST     AMORTIZATION     NET            COST      AMORTIZATION       NET
                              -----------------------------------     --------------------------------------
                                 (in millions of U.S. dollars)            (in millions of U.S. dollars)
INTANGIBLES
Not subject to amortization
    Rights                    $   80.4   $      -      $   80.4       $   80.4       $      -      $   80.4
                              -----------------------------------     --------------------------------------

Subject to amortization
    Customer lists               108.3       13.5          94.8          103.6            6.5          97.1
    Trademarks                    25.7        3.7          22.0           18.9            2.2          16.7
    Other                          2.9        0.1           2.8              -              -             -
                              -----------------------------------     --------------------------------------
                                 136.9       17.3         119.6          122.5            8.7         113.8
                              -----------------------------------     --------------------------------------
                                 217.3       17.3         200.0          202.9            8.7         194.2
                              -----------------------------------     --------------------------------------

OTHER ASSETS
Financing costs                    5.6        2.3           3.3           13.5            5.4           8.1
Other                              7.6        0.2           7.4            8.4            1.1           7.3
                              -----------------------------------     --------------------------------------
                                  13.2        2.5          10.7           21.9            6.5          15.4
                              -----------------------------------     --------------------------------------
                              $  230.5   $   19.8      $  210.7       $  224.8       $   15.2      $  209.6
                              ===================================     ======================================

For the year ended December 28, 2002, other assets include $1.3 million due from Iroquois Water, an equity investee and related party. The investment in Iroquois Water was acquired during the year. Currently, there are no fixed terms of repayment.

Amortization expense of intangibles was $8.6 million ($5.5 million - December 29, 2001; $2.4 million - December 30, 2000). The estimated amortization expense for intangibles over the next five years is:

                              (in millions of U.S.dollars)
2003                                  $    9.1
2004                                       9.1
2005                                       9.1
2006                                       9.1
2007                                       9.0
                                      --------
                                      $   45.4
                                      ========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHORT-TERM BORROWINGS

Short-term borrowings include bank overdrafts and borrowings under Cott's credit facilities.

At December 28, 2002, Cott has a committed, revolving, secured credit facility of $75.0 million expiring on December 31, 2005. Accounts receivable, inventories and certain personal property of the U.S. and Canadian operations have been pledged as collateral for this facility and the $86.6 million term loan included in long-term debt. The amount of available collateral exceeds the borrowings under the two facilities. As of December 28, 2002, credit of $61.0 million was available. Borrowings under the bank credit facility bear interest at prime plus 1.25% or LIBOR plus 2.50%. An annual facility fee of 0.5% is payable on the entire line of credit. The weighted average interest rate at December 28, 2002 was 5.5% (6.0% - December 29, 2001) on this short-term credit facility.

Cott also has a $16.0 million ((L)10.0 million) demand bank credit facility in the U.K. expiring in 2003 with $13.0 million ((L)8.1 million) available as of December 28, 2002. Borrowings under this facility bear interest at prime plus 1.0% or LIBOR plus 0.75%. The interest rate at December 28, 2002 was 5.0%. There were no borrowings on this facility at December 29, 2001.

NOTE 16 - LONG-TERM DEBT

                                                                            DECEMBER 28,     DECEMBER 29,
                                                                                2002             2001
                                                                           -------------    -------------
                                                                           (in millions of U.S. dollars)
Senior subordinated unsecured notes at 8% due 2011 (a)                       $   268.2        $   267.4

Senior unsecured notes at 9.375% due 2005 - note 6                                   -            152.4

Senior unsecured notes at 8.5% due 2007 - note 6                                     -            124.0

Term bank loan at prime plus 1.75% or LIBOR plus 3% with sinking
     fund payments and due 2006 (b)                                               86.6             96.5

Other                                                                              1.0              1.0
                                                                             ---------        ---------
                                                                                 355.8            641.3
Less current maturities                                                          (16.5)          (281.8)
                                                                             ---------        ---------
                                                                             $   339.3        $   359.5
                                                                             =========        =========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - LONG-TERM DEBT (continued)

(a) The 8% senior subordinated unsecured notes were issued at a discount of 2.75% on December 21, 2001. The fair value of the notes as of December 28, 2002 is estimated to be $290.1 million (December 29, 2001 - $270.2 million). The notes contain a number of financial covenants including limitations on capital stock repurchases, dividend payments and incurrence of indebtedness. Penalties exist if Cott redeems the notes prior to December 15, 2009.

                                                                   DECEMBER 28,     DECEMBER 29,
                                                                       2002             2001
                                                                 --------------    -------------
                                                                  (in millions of U.S. dollars)
Face value                                                       $     275.0       $     275.0
Discount                                                                (6.8)             (7.6)
                                                                 -----------       -----------
                                                                 $     268.2       $     267.4
                                                                 ===========       ===========

(b) The collateral for the term loan is described in Note 15. Starting in 2003, the term loan requires annual repayments of 50% of the previous year's excess cash flow, as defined in the agreement, in addition to the scheduled principal repayments. The estimated amount of the excess cash flow repayment for 2003 of $6.2 million has been classified as current maturities of long-term debt. The creditors have the right to refuse this repayment and, as a result, the actual payment may be lower than this amount.

(c) Long-term debt payments required in each of the next five years and thereafter are as follows:

                  (in millions of U.S. dollars)
2003                       $    16.5
2004                             8.3
2005                             9.2
2006                            53.6
2007                               -
Thereafter                     275.0
                           ---------
                           $   362.6
                           =========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                          DECEMBER 28,      DECEMBER 29,
                                              2002              2001
                                        --------------     -------------
                                         (in millions of U.S. dollars)
Trade payables                          $       71.5       $      67.6
Accrued compensation                            18.5              15.7
Accrued promotion and rebates                   21.6              18.2
Accrued interest                                 1.4               9.8
Income, sales and other taxes                    6.3               5.9
Other accrued liabilities                        8.0               5.9
                                        ------------       -----------
                                        $      127.3       $     123.1
                                        ============       ===========

NOTE 18 - OTHER LIABILITIES

                                                                               DECEMBER 28,   DECEMBER 29,
                                                                                   2002           2001
                                                                              -------------  -------------
                                                                              (in millions of U.S. dollars)
Deferred income taxes - note 5                                                    $   33.5       $   24.2
Deferred consideration on acquisition                                                    -           16.8
Other                                                                                  2.7              -
                                                                                  --------       --------
                                                                                  $   36.2       $   41.0
                                                                                  ========       ========

On December 6, 2002, Cott paid $19.5 million ((L)12.3 million) in full and final settlement of the deferred consideration on the acquisition of the Hero Drinks Group (U.K.) Limited. The amount represented the minimum guaranteed payments under the agreement adjusted for early repayment. The balance as of December 29, 2001 of (L)11.6 million was the present value of the minimum guaranteed payments under the agreement. The deferred consideration was non-interest bearing and was discounted using an effective interest rate of 8.5%.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - CAPITAL STOCK

The authorized capital stock of Cott consists of an unlimited number of common shares and an unlimited number of first and second preferred shares, issuable in series.

PREFERRED SHARES

The Convertible Participating Voting Second Preferred Shares, Series 1 ("second preferred shares") were convertible into that amount of common shares which is determined by dividing a conversion factor in effect at the time of conversion by a conversion value. The initial conversion factor of $10.00 was adjusted semi-annually at the rate of 2.5% for each six-month period, compounded semi-annually, with daily accrual, until July 7, 2002. From and after July 7, 2002 the conversion factor was $12.18. The conversion value was $7.75 and was subject to reduction in certain circumstances. The right of conversion could have been exercised by the preferred shareowners at any time, and by Cott at any time after July 7, 2002 or if the common shares had traded at an average closing price of not less than $13.00 during a consecutive 120 day trading period, prior to July 7, 2002.

The 4,000,000 second preferred shares were converted to 6,286,452 common shares on June 27, 2002 using a conversion factor of $12.18 and conversion value of $7.75.

Prior to conversion, these second preferred shares carried a cash dividend equal to one-half of the common share cash dividend, if any, on an as converted basis. From and after July 7, 2002, the preferred shareowners would have been entitled to receive a cumulative preferential non-cash paid-in-kind dividend, payable in additional second preferred shares, at the rate of 2.5% for each six months, compounded semi-annually, with daily accrual. The second preferred shares were also entitled to voting rights together with the common shares on an as converted basis.

NOTE 20 - STOCK OPTION PLANS

Under the 1986 Common Share Option Plan as amended on April 18, 2001, Cott has reserved 12.0 million common shares for future issuance. Options are granted at a price not less than fair value of the shares on the date of grant.

Options granted prior to April 12, 1996 and all options that were previously granted to employees with six months of service expire after five years and vest at 20% per annum over 4.5 years. Options granted on or after April 12, 1996 but before September 1, 1998 expire after ten years and vest at 25% per annum commencing on the second anniversary date of the grant. Options granted after September 1, 1998 expire after 7 years and vest at 30% per annum on the anniversary date of the grant for the first two years and the balance on the third anniversary date of the grant. Certain options granted under the plan vest monthly over a period of 24 or 36 months. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferrable.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - STOCK OPTION PLANS (continued)

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

                                                                     FOR THE YEARS ENDED
                                                     -----------------------------------------------------
                                                      DECEMBER 28,         DECEMBER 29,       DECEMBER 30,
                                                          2002                 2001               2000
                                                     -------------        -------------      -------------
                                                    (in millions of U.S. dollars, except per share amounts)
NET INCOME (LOSS)
     As reported                                       $     3.9           $   39.9            $     25.4
     Pro forma                                              (1.5)              36.3                  22.6
NET INCOME (LOSS) PER SHARE - BASIC
     As reported                                            0.06               0.66                  0.42
     Pro forma                                             (0.02)              0.60                  0.38
NET INCOME (LOSS) PER SHARE - DILUTED
     As reported                                            0.06               0.58                  0.38
     Pro forma                                             (0.02)              0.53                  0.34

The pro forma compensation expense has been tax effected to the extent it relates to stock options granted to employees in jurisdictions where the related benefits are deductible for income tax purposes. Prior periods have been restated to reflect the current year's presentation.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              FOR THE YEARS ENDED
                                 ----------------------------------------------
                                  DECEMBER 28,     DECEMBER 29,    DECEMBER 30,
                                      2002             2001            2000
                                 -------------    -------------   -------------
Risk-free interest rate           3.8% - 4.7%      4.4% - 5.5%     5.7% - 6.5%
Average expected life (years)              4                4               4
Expected volatility                     45.0%            50.0%           50.0%
Expected dividend yield                    -                -               -

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - STOCK OPTION PLANS (continued)

Option activity was as follows:

                                         DECEMBER 28, 2002            DECEMBER 29, 2001            DECEMBER 30, 2000
                                      ------------------------     ------------------------     -----------------------
                                                    WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                    AVERAGE                      AVERAGE                     AVERAGE
                                                    EXERCISE                     EXERCISE                    EXERCISE
                                        SHARES     PRICE (C$)         SHARES    PRICE (C$)         SHARES   PRICE (C$)
                                      ------------------------     ------------------------     -----------------------
Balance - at beginning                 4,752,845    $  11.63       5,247,660    $   9.12        5,205,060      $   9.55
     Granted                           1,476,000    $  28.98       1,346,000    $  17.09          878,000      $   8.24
     Exercised                          (952,776)   $   9.60      (1,451,465)   $   8.57          (30,950)     $   7.37
     Cancelled                          (291,729)   $  12.15        (389,350)   $   8.15         (804,450)     $  11.01
                                       ---------                   ---------                    ---------
Balance - at end                       4,984,340    $  16.90       4,752,845    $  11.63        5,247,660      $   9.12
                                       ---------                   ---------                    ---------
Weighted average fair value of
   options granted during the year                  $  11.20                    $   8.46                       $   3.60

Outstanding options at December 28, 2002 are as follows:

                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                       -----------------------------------------------    ----------------------------
                                                             WEIGHTED                       WEIGHTED
     RANGE OF                              REMAINING         AVERAGE                        AVERAGE
     EXERCISE             NUMBER          CONTRACTUAL        EXERCISE        NUMBER      EXERCISE PRICE
    PRICES (C$)         OUTSTANDING          LIFE           PRICE (C$)     EXERCISABLE         (C$)
-------------------------------------------------------------------------------------------------------
$  4.75  -  $  9.90       1,980,190          4.5               8.61         1,758,744           8.65
$ 10.80  -  $ 16.10         362,350          4.6              13.37           338,850          13.40
$ 16.68  -  $ 20.85       1,213,800          5.5              17.16           462,696          17.08
$ 23.60  -  $ 31.77       1,428,000          6.4              29.08             5,000          23.99
                         ---------------------------------------------------------------------------
                          4,984,340          5.3              16.90         2,565,290          10.82
                         ---------------------------------------------------------------------------

NOTE 21 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components from continuing operations, net of effects of acquisitions and divestitures of businesses and unrealized foreign exchange gains and losses, are as follows:

                                                                      FOR THE YEARS ENDED
                                                       -------------------------------------------------
                                                        DECEMBER 28,       DECEMBER 29,     DECEMBER 30,
                                                            2002               2001             2000
                                                       -------------      -------------    -------------
                                                                 (in millions of U.S. dollars)
Decrease (increase) in accounts receivable             $      (5.4)       $     (12.7)     $     (4.4)
Decrease (increase) in inventories                            (3.5)               1.7             2.1
Decrease (increase) in prepaid expenses                        0.2               (1.4)            0.1
Increase (decrease) in accounts payable and
   accrued liabilities                                        (7.8)              14.8             7.7
                                                       -----------        -----------      ----------
                                                       $     (16.5)       $       2.4      $      5.5
                                                       ===========        ===========      ==========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - ACQUISITIONS AND EQUITY INVESTMENTS

All acquisitions have been accounted for using the purchase method, and accordingly, the results of operations are included in Cott's consolidated statements of income from the effective dates of purchase, except as otherwise indicated.

The total purchase prices of the acquisitions and equity investments were allocated as follows based on the fair value of the net assets:

                                                    DECEMBER 28,       DECEMBER 29,     DECEMBER 30,
                                                        2002               2001             2000
                                                  --------------------------------------------------
                                                              (in millions of U.S dollars)
Current assets                                    $      11.8        $      14.0        $      12.0
Property, plant & equipment                              14.0                5.0               10.1
Rights                                                      -               80.4                  -
Customer list                                             4.8               54.1               25.0
Trademark                                                 6.8                  -               18.0
Goodwill                                                  7.7                5.2               15.4
Other assets                                              3.0                  -                  -
Equity investments                                        2.8                  -                  -
                                                  -----------        -----------         ----------
                                                         50.9              158.7               80.5
                                                  -----------        -----------         ----------
Current liabilities                                      12.8                2.7                7.1
Deferred taxes and other liabilities                      7.1                  -                  -
Minority interest                                         0.4               28.4                  -
                                                  -----------        -----------         ----------
PURCHASE PRICE                                    $      30.6        $     127.6         $     73.4
                                                  ===========        ===========         ==========

YEAR ENDED DECEMBER 28, 2002

Effective June 21, 2002, Cott formed a new venture in Mexico, Cott Embotelladores de Mexico S.A. de C.V. ("CEMSA"), with Embotelladora de Puebla, S.A. de C.V. ("EPSA") in order to establish manufacturing and marketing capabilities in Mexico. Cott acquired a 90% interest in this new venture. EPSA has the remaining 10% interest. The purchase price was allocated to working capital, machinery and equipment and customer list.

Effective June 25, 2002, Cott acquired all of the outstanding capital stock of Premium Beverage Packers, Inc. ("Wyomissing"). Wyomissing's assets included working capital, machinery and equipment, a customer list, trademarks and goodwill. The acquisition is expected to add manufacturing strength to Cott's growing presence in the Northeast United States.

The total purchase price for both acquisitions was $28.8 million, including estimated acquisition costs of $1.8 million and an equity investment of $1.0 million for a 35% share of a Mexican distribution company and before working capital adjustments. The acquisitions were funded from borrowings on Cott's short-term credit facility. The goodwill recognized on the transactions is not deductible for tax purposes.

In January 2002, Cott made equity investments in two spring water companies, Iroquois Water and Iroquois West, totalling $1.8 million to strengthen its position in the spring water segment across Canada. Subsequent to the date of these financial statements, Cott acquired the remaining interest in Iroquois West.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - ACQUISITIONS AND EQUITY INVESTMENTS (continued)

YEAR ENDED DECEMBER 29, 2001

Effective July 19, 2001, Cott completed an acquisition of certain assets of Royal Crown Company Inc. ("Royal Crown"). The purchased assets included intellectual property, licenses and permits, equipment, working capital, and the manufacturing facility used by Royal Crown in the production of concentrate. Cott intends to use the concentrate assets to produce all of its concentrate requirements previously produced for Cott by Royal Crown. In addition, Cott also acquired the Royal Crown international business, which encompasses the Royal Crown branded business outside the United States, Canada, Mexico and certain U.S. territories. The total purchase price was $95.5 million, excluding acquisition costs of $2.1 million. Cott funded the acquisition with proceeds from the term loan described in note 16.

Of the purchase price, $80.4 million was assigned to the rights to manufacture its concentrates, with all inventions, processes, technologies, technical and manufacturing information and know how related to the manufacture of concentrates. These rights are not subject to amortization. The goodwill recognized on this transaction is expected to be fully deductible for tax purposes.

Effective September 25, 2001, Cott formed a new business with Polar Corp. ("Polar"), the leading independent retailer-brand beverage supplier in New England, to enhance its position and customer base in the northeast United States. Cott invested $29.5 million in cash, excluding acquisition costs of $0.5 million, in Northeast Retailer Brands LLC ("LLC") through a wholly-owned subsidiary. Cott has a 51% ownership interest in the LLC, and Polar, together with its wholly-owned subsidiary, has a 49% interest.

YEAR ENDED DECEMBER 30, 2000

Effective October 2000, Cott acquired substantially all the assets and assumed certain obligations of the private label beverage and Vintage(TM) brand seltzer water businesses of the Concord Beverage Company, a retailer brand soft drink manufacturing operation in the northeast United States. The acquisition price was $72.8 million, excluding acquisition costs of $0.6 million, $34.4 million of which was paid from cash-on-hand. The balance was financed through Cott's existing bank credit facilities and two promissory notes payable to the seller totaling $17.9 million, bearing interest at 7% per annum and due one year from the acquisition date. The goodwill recognized on this transaction is expected to be fully deductible for tax purposes.

The following unaudited pro forma information for the year ended December 30, 2000 presents the consolidated results of operations of Cott as if the acquisition of Concord had occurred as of January 2, 2000. Pro forma information does not include benefits from the anticipated synergies resulting from the acquisition.

                                                       INCOME FROM
                                                       CONTINUING           NET            NET INCOME PER SHARE
                                        SALES          OPERATIONS         INCOME           BASIC        DILUTED
---------------------------------------------------------------------------------------------------------------
                                               (in millions of U.S. dollars, except per share amounts)
DECEMBER 30, 2000
      As reported                    $     990.6         $   26.6         $   25.4          $   0.42    $   0.38
      Pro forma                          1,055.2             24.8             23.6              0.39        0.35
----------------------------------------------------------------------------------------------------------------

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - BENEFIT PLANS

Cott maintains primarily defined contribution pension plans covering qualifying employees in the United States, Canada and the United Kingdom. The total expense with respect to these plans was $4.2 million for the year ended December 28, 2002 ($3.3 million - December 29, 2001; $2.5 million - December 30, 2000).

NOTE 24 - COMMITMENTS AND CONTINGENCIES

a) Cott leases buildings, machinery & equipment, computer hardware & software and furniture & fixtures. The minimum annual payments under operating leases are as follows:

                                  (in millions of U.S. dollars)
2003                                      $   12.7
2004                                           9.4
2005                                           7.3
2006                                           6.4
2007                                           4.9
Thereafter                                     8.1
                                          --------
                                          $   48.8
                                          ========

Operating lease expenses were:

                                     (in millions of U.S. dollars)
Year ended December 28, 2002              $    11.9
Year ended December 29, 2001                    9.7
Year ended December 30, 2000                    9.9

b) As of December 28, 2002, Cott had commitments for capital expenditures of approximately $5.2 million.

c) Cott is subject to environmental legislation in jurisdictions in which it carries on business. Cott anticipates that environmental legislation may become more restrictive but at this time is not in a position to assess the impact of future potential legislation. Cott, along with other industry participants, is currently not in compliance with the Environmental Protection Act (Ontario) and applicable regulations thereunder (collectively the "EPA"). As the requirements under the EPA have not been actively enforced since 1991 and the non-compliance appears to be industry-wide, Cott believes that the possibility of enforcement is remote and it does not believe that enforcement proceedings, if initiated, would be instituted without a transition period. As such, Cott does not believe that any enforcement would have an immediate material financial impact on its financial results. Cott has not compiled a detailed analysis of the costs of compliance as enforcement of the EPA is considered to be remote and will account for any costs of compliance, which may be significant, if incurred.

d) Cott is subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on Cott's financial position or results from operations.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - COMMITMENTS AND CONTINGENCIES (continued)

e) In January 2002, Cott guaranteed the obligations of Iroquois West under its Loan and Security Agreement with Siemens Credit Limited. The loan is secured by the equipment of Iroquois West and expires in December 2006. The guarantee is not limited to payment of all sums presently and hereafter owing under this agreement. As of December 28, 2002, the outstanding obligation was $2.0 million (C$3.1 million). The loan will be included in Cott's consolidated debt in 2003 as a result of the acquisition of the remaining interest in Iroquois West on December 29, 2002.

    Cott has $2.1 million in standby letters of credit outstanding as of December 28, 2002.

NOTE 25 - SEGMENT REPORTING

Cott produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the United States, Canada and the United Kingdom & International. The Mexican acquisitions of June 2002 and the concentrate assets acquired in July 2001, including the related results of operations, have been included in the Corporate & Other Segment from their respective acquisition dates. For comparative purposes, the segmented information for prior periods has been restated to conform to the way Cott currently manages its beverage business by geographic segments as described below:

  BUSINESS SEGMENTS

                                                                         UNITED
        FOR THE YEAR ENDED                UNITED                        KINGDOM &      CORPORATE &
        DECEMBER 28, 2002                 STATES        CANADA        INTERNATIONAL       OTHER         TOTAL
----------------------------------------------------------------------------------------------------------------
                                                             (in millions of U.S. dollars)
External sales                         $   872.2       $   171.2       $   146.8        $     8.4    $   1,198.6
Intersegment sales                           0.8            27.6             0.1            (28.5)             -
Depreciation and amortization               29.4             6.3             6.7              1.7           44.1
Operating income (loss)                    110.2            17.9             3.9             (9.3)         122.7

Property, plant and equipment              155.4            43.8            60.7             13.1          273.0
Goodwill, intangibles and other
   assets                                  170.8            20.0             5.1             91.8          287.7
Total assets                               452.8           107.9           152.8             71.9          785.4

Additions to property, plant and
   equipment                                22.8             3.6             2.6             12.2           41.2
----------------------------------------------------------------------------------------------------------------

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 - SEGMENT REPORTING (continued)

                                                                       UNITED
        FOR THE YEAR ENDED             UNITED                         KINGDOM &       CORPORATE &
        DECEMBER 29, 2001              STATES        CANADA         INTERNATIONAL       OTHER         TOTAL
---------------------------------------------------------------------------------------------------------------
                                                          (in millions of U.S. dollars)
External sales                         $   779.4   $   163.7         $   146.5        $     0.5    $  1,090.1
Intersegment sales                           1.7        16.1               0.6            (18.4)            -
Depreciation and amortization               25.0         6.6               7.7              0.9          40.2
Operating income (loss)                     89.7        17.6              (3.3)           (10.7)         93.3

Property, plant and equipment              131.7        44.9              59.0             11.3         246.9
Goodwill, intangibles and other
   assets                                  158.7        17.2              51.6             96.2         323.7
Total assets                               520.0        97.3             201.0            247.1       1,065.4

Additions to property, plant and
equipment                                   24.4         5.2               4.1              2.1          35.8
Property, plant and equipment,
   acquired                                    -           -                 -              5.0           5.0
Goodwill acquired                              -           -               5.2                -           5.2
Intangibles acquired                        54.1           -                 -             80.4         134.5
-------------------------------------------------------------------------------------------------------------

                                                                      UNITED
        FOR THE YEAR ENDED             UNITED                        KINGDOM &       CORPORATE
        DECEMBER 30, 2000              STATES        CANADA        INTERNATIONAL      & OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------
                                                         (in millions of U.S. dollars)
External sales                         $   657.3   $    169.7       $   162.6            1.0        $   990.6
Intersegment sales                           4.0         12.8               -          (16.8)               -
Depreciation and amortization               20.6          7.8             8.5            0.5             37.4
Operating income (loss) before              63.6         17.1             4.8          (11.7)            73.8
   unusual items

Unusual items                               (0.2)           -            (1.7)          (0.2)            (2.1)

Property, plant and equipment              126.3         48.7            64.8            5.2            245.0
Goodwill, intangibles and other
   assets                                  112.6         18.9            50.4           12.3            194.2
Total assets                               427.5        143.7           157.5         (107.1)           621.6

Additions to property, plant and            16.5          3.0             3.9            0.5             23.9
   equipment
Property, plant and equipment
   acquired                                 10.1            -               -              -             10.1
Goodwill acquired                           15.4            -               -              -             15.4
Intangibles acquired                        43.0            -               -              -             43.0
-------------------------------------------------------------------------------------------------------------

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 - SEGMENT REPORTING (continued)

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the year ended December 28, 2002, sales to a major customer accounted for 40% of Cott's total sales. For the year ended December 29, 2001, sales to two major customers accounted for 39% and 11%, respectively of Cott's total sales (35% and 13% - December 30, 2000).

Credit risk arises from the potential default of a customer in meeting its financial obligations with Cott. Concentrations of credit exposure may arise with a group of customers which have similar economic characteristics or that are located in the same geographic region. The ability of such customers to meet obligations would be similarly affected by changing economic, political or other conditions.

COTT CORPORATION
QUARTERLY FINANCIAL INFORMATION

(Unaudited, in millions of U.S. dollars, except per share amounts)

                                                   FIRST        SECOND          THIRD       FOURTH
                                                  QUARTER       QUARTER        QUARTER      QUARTER        TOTAL
                                                  ---------------------------------------------------------------

YEAR ENDED DECEMBER 28, 2002
Sales                                             $  250.0     $   329.5     $   338.8     $    280.3     $1,198.6
Cost of sales                                        203.9         262.4         272.1          227.3        965.7
Selling, general and administrative                   27.7          28.3          27.6           26.6        110.2
                                                  ----------------------------------------------------------------
Operating income                                      18.4          38.8          39.1           26.4        122.7
                                                  ----------------------------------------------------------------
Income from continuing operations                      7.6          19.2          19.8           11.7         58.3
Extraordinary item                                    (9.6)            -             -              -         (9.6)
Cumulative effect of change in accounting
    principle                                        (44.8)            -             -              -        (44.8)
                                                  ----------------------------------------------------------------
Net income                                        $  (46.8)    $    19.2     $    19.8     $     11.7     $    3.9
                                                  ================================================================

Per share data:
  Income per common share - basic
      Income from continuing operations           $   0.12     $    0.31     $    0.29     $    0.17      $   0.89
      Net income                                  $  (0.76)    $    0.31     $    0.29     $    0.17      $   0.06
  Income per common share - diluted
      Income from continuing operations           $   0.11     $    0.27     $    0.28     $    0.17      $   0.83
      Net income                                  $  (0.76)    $    0.27     $    0.28     $    0.17      $   0.06
                                                  ================================================================

YEAR ENDED DECEMBER 29, 2001
Sales                                             $  229.0     $   305.6     $   302.5     $    253.0     $1,090.1
Cost of sales                                        192.9         251.0         252.1          206.7        902.7
Selling, general and administrative                   23.1          25.6          24.2           21.2         94.1
                                                  ----------------------------------------------------------------
Operating income                                      13.0          29.0          26.2           25.1         93.3
                                                  ----------------------------------------------------------------
Net income                                        $    5.1     $    14.5     $    11.1     $      9.2     $   39.9
                                                  ================================================================

Per share data:
  Income per common share - basic
      Net income                                  $   0.09     $    0.24     $    0.18     $    0.15      $   0.66
  Income per common share - diluted
      Net income                                  $   0.07     $    0.21     $    0.16     $    0.13      $   0.58
                                                  ================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

    The information required by this item regarding directors is incorporated by reference to, and will be contained in, the "Election of Directors" section of the definitive proxy statement, which will be filed within 120 days after December 28, 2002. The information required by this item regarding executive officers appears as the Supplementary Item in Part I.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The information required by this item is incorporated by reference to, and will be contained in, the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the definitive proxy statement, which will be filed within 120 days after December 28, 2002.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to, and will be contained in, the "Executive Compensation" section of the definitive proxy statement, which will be filed within 120 days after December 28, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to, and will be contained in, the "Voting Shares and Principal Owners," the "Security Ownership for Directors and Officers" and "Equity Compensation Plan Information" sections of the definitive proxy statement, which will be filed within 120 days after December 28, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to, and will be contained in, the "Certain Relationships and Related Transactions" section of the definitive proxy statement, which will be filed within 120 days after December 28, 2002.

ITEM 14. CONTROLS AND PROCEDURES

    Cott's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d - 14(c)) are effective, based on their evaluation of these controls and procedures within 90 days of the date of this report. There have been no significant changes in Cott's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.  FINANCIAL STATEMENTS:

    The consolidated financial statements are included in Item 8 of this annual report on Form 10-K.

2.  FINANCIAL STATEMENT SCHEDULES:

    Report of Independent Accountants

    Schedule II -- Valuation and Qualifying Accounts

    Schedule III -- Consolidating Financial Statements

    All other schedules called for by the applicable SEC accounting regulations are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.  EXHIBITS:

NUMBER                                             DESCRIPTION
------                                             -----------
2.1 +           Asset Purchase Agreement by and between Concord Beverage Company and Concord Beverage LP, dated as of October 18, 2000 (incorporated by reference to Exhibit 2.1 to Cott's Form 8-K dated as of October 18, 2000).

2.2 +           Agreement of Sale by and between Concord Beverage Company and Concord Beverage LP, dated as of
                October 18, 2000 (incorporated by reference to Exhibit 2.2 to Cott's Form 8-K dated as of
                October 18, 2000).

2.3             Acquisition Agreement, dated November 20, 1997, among Cott UK Limited, Cott
                Corporation and the several persons listed in Schedule 1 to the Agreement relating to the acquisition of Hero Drinks Group (U.K.) Limited (incorporated by reference to
                Exhibit 10.2 to Cott's Form 10-K dated March 31, 2000).

2.4             (*) Asset Acquisition and Facility Use Agreement, dated April 13, 2000, between BCB USA Corp.
                (since renamed "Cott Beverages Inc.") and Schmalbach-Lubeca Plastic Containers USA, Inc.
                relating to the sale of the PET preform blow molding operation (incorporated by reference to
                Exhibit 10.1 to Cott's Form 10-Q dated May 16, 2000).

2.5 +           (*) Asset Purchase Agreement by and among Royal Crown Company, Inc., Cott Corporation and BCB
                USA Corp. (since renamed "Cott Beverages Inc.") dated as of June 13, 2001 (incorporated by reference to Exhibit 2.1 to Cott's Form 8-K dated July 19, 2001).

3.1             Articles of Incorporation of Cott (incorporated by reference to Exhibit 3.1 to Cott's Form
                10-K dated March 31, 2000).

3.2             By-laws of Cott (incorporated by reference to Exhibit 3.2 to Cott's Form 10-K dated March 8,
                2002).

NUMBER                                             DESCRIPTION
------                                             -----------
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

4.3             Indenture dated as of December 21, 2001, between Cott (as issuer) and HSBC Bank USA (as trustee) (incorporated by reference to Exhibit 4.3 to Cott's Form 10-K dated March 8,
                2002).

4.4             Registration Rights Agreement dated as of December 21, 2001, among Cott Beverages Inc., the
                Guarantors named therein and Lehman Brothers Inc., BMO Nesbitt Burns Corp. and CIBC World
                Markets Corp. (incorporated by reference to Exhibit 4.4 to Cott's Form 10-K dated March 8,
                2002).

10.1            (*) Termination Agreement, dated November 1, 1999, between Cott Beverages USA, Inc. (now "Cott
                Beverages Inc.") and Premium Beverages Packers, Inc, (incorporated by reference to Exhibit
                10.1 to Cott's Form 10-K dated March 31, 2000).

10.2            (*) Supply Agreement, dated December 21, 1998, between Wal-Mart Stores, Inc. and Cott
                Beverages USA, Inc. (now "Cott Beverages Inc.") (incorporated by reference to Exhibit 10.3 to
                Cott's Form 10-K dated March 31, 2000).

10.3            (**) Employment Agreement of Frank E. Weise III dated June 11, 1998 (incorporated by reference to Exhibit 10.5 to Cott's Form 10-K dated March 31, 2000), as amended
                July 3, 2001 (incorporated by reference to Exhibit 10.2 of Cott's Form 10-Q for the period ended June 30, 2001), as amended and restated as of December 10, 2002 (filed herewith).

10.4            (**) Employment Agreement of Mark Benadiba dated October 7, 1997, as amended December 19, 1997
                (incorporated by Reference to Exhibit 10.7 to Cott's Form 10-K dated March 31, 2000), as amended September 25, 2000 (incorporated by reference to Exhibit 10.6 to Cott's Form 10-K dated March 7, 2001) and as further amended October 25, 2002 (filed herewith).

10.5            (**) Employment Agreement of Paul R. Richardson dated August 23, 1999 (incorporated by reference to Exhibit 10. 8 to Cott's Form 10-K dated March 31, 2000), as amended February 18,
                2002 (incorporated by reference to Exhibit 10.5 to Cott's Form 10-K dated March 8, 2002).

10.6            (**) Employment Agreement of Raymond P. Silcock dated August 17, 1998 (incorporated by reference to Exhibit 10.9 to Cott's Form 10-K dated March 31, 2000).

10.7            (**) Employment Agreement of John K. Sheppard dated December 21, 2001 (filed herewith).

10.8            (**) Amended 1999 Executive Incentive Share Compensation Plan effective January 3, 1999
                (incorporated by reference to Exhibit 10.6 to Cott's Form 10-K dated March 7, 2001).

NUMBER                                             DESCRIPTION
------                                             -----------
10.9            (**) 2000 Executive Incentive Share Compensation Plan Effective January 2, 2001 (incorporated by reference to Exhibit 10.6 to Cott's Form 10-K dated March 7, 2001).

10.10           (**) 2001 Executive Incentive Share Compensation Plan Effective January 2, 2002 (incorporated by reference to Exhibit 10.10 to Cott's Form 10-K dated March 8, 2002).

10.11           (**) 2002 Executive Incentive Share Compensation Plan effective January 2, 2003 (filed herewith).

10.12           (**) Second Canadian Employee Share Purchase Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.6 to Cott's Form 10-K dated March 7, 2001).

10.13           (*) Credit Agreement dated as of July 19, 2001 between BCB USA Corp. (since renamed "Cott
                Beverages Inc."), Cott Corporation and the several lenders, Lehman Brothers Inc., First Union
                National Bank, Bank of Montreal and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to Cott's Form 8-K dated July 19, 2001), as amended December 13, 2001 and
                December 19, 2001 (incorporated by reference to Exhibit 10.13 to Cott's Form 10-K dated March
                8, 2002).

13.1            Annual Report to Shareowners for the year ended December 28, 2002 (filed herewith).

21.1            List of Subsidiaries of Cott (filed herewith).

23.1            Consent of Independent Accountants (filed herewith).

-----------------------------

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

4.  REPORTS ON FORM 8-K

    On November 13, 2002, Cott furnished a current report on Form 8-K, dated November 12, 2002, providing the certificate of Cott's president and chief executive officer and Cott's executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
COTT CORPORATION

    Our audits of the consolidated financial statements referred to in our report dated January 30, 2003 appearing on page 47 of this annual report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Toronto, Ontario
January 30, 2003

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COTT CORPORATION

                                           /s/ Frank E. Weise III

                                           Frank E. Weise III
                                           Chairman, President and Chief
                                           Executive Officer

                                           Date: March 5, 2003

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Chairman, President and Chief Executive     Date: March 5, 2003
                                                 Officer
/s/ Frank E. Weise III                           (Principal Executive Officer)
--------------------------------------------
    Frank E. Weise III

                                                 Executive Vice President and Chief          Date: March 5, 2003
                                                 Financial Officer
/s/ Raymond P. Silcock                           (Principal Financial Officer)
--------------------------------------------
    Raymond P. Silcock
                                                 Vice President, Controller and              Date: March 5, 2003
                                                 Assistant Secretary
/s/ Tina Dell'Aquila                             (Principal Accounting Officer)
--------------------------------------------
    Tina Dell'Aquila

/s/ Serge Gouin                                  Director                                    Date: March 5, 2003
--------------------------------------------
    Serge Gouin

/s/ Colin J. Adair                               Director                                    Date: March 5, 2003
--------------------------------------------
    Colin J. Adair

/s/ W. John Bennett                              Director                                    Date: March 5, 2003
--------------------------------------------
    W. John Bennett

/s/ C. Hunter Boll                               Director                                    Date: March 5, 2003
--------------------------------------------
    C. Hunter Boll

/s/ Thomas M. Hagerty                            Director                                    Date: March 5, 2003
--------------------------------------------
    Thomas M. Hagerty

/s/ Stephen H. Halperin                          Director                                    Date: March 5, 2003
--------------------------------------------
    Stephen H. Halperin

/s/ David V. Harkins                             Director                                    Date: March 5, 2003
--------------------------------------------
    David V. Harkins

/s/ Christine A. Magee                           Director                                    Date: March 5, 2003
--------------------------------------------
    Christine A. Magee

/s/ Donald G. Watt                               Director                                    Date: March 5, 2003
--------------------------------------------
    Donald G. Watt

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, Frank E. Weise, III, certify that:

    1.   I have reviewed this annual report on Form 10-K of Cott Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003                  /s/ Frank E. Weise III
                                     ---------------------------------------
                                     Frank E. Weise III
                                     Chairman, President and Chief Executive
                                     Officer

I, Raymond P. Silcock, certify that:

    1.   I have reviewed this annual report on Form 10-K of Cott Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 5, 2003                 /s/ Raymond P. Silcock
                                     ----------------------------------
                                     Raymond P. Silcock
                                     Executive Vice-President and Chief
                                     Financial Officer

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                        YEAR ENDED DECEMBER 28, 2002
                                           -------------------------------------------------------------------------------------
                                            BALANCE AT         CHARGED TO
                                           BEGINNING OF         COSTS AND       CHARGED TO                        BALANCE AT END
DESCRIPTION                                   YEAR              EXPENSES      OTHER ACCOUNTS       DEDUCTION          OF YEAR
--------------------------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED IN THE BALANCE
    SHEET FROM THE ASSETS TO WHICH
    THEY APPLY
Allowances for losses on:
Accounts receivables.................            $ (5.1)           $ (1.6)             $ 1.3           $ 2.0             $  (3.4)
Inventories..........................              (6.1)             (1.5)                 -             0.9                (6.7)
Intangibles and other assets.........              (1.1)                -                  -               -                (1.1)
                                           --------------------------------------------------------------------------------------
                                                 $(12.3)           $ (3.1)             $ 1.3           $ 2.9             $ (11.2)
                                           =====================================================================================

                                                                        YEAR ENDED DECEMBER 29, 2001
                                          --------------------------------------------------------------------------------------
                                           BALANCE AT          CHARGED TO
                                          BEGINNING OF          COSTS AND       CHARGED TO                         BALANCE AT END
DESCRIPTION                                  YEAR               EXPENSES      OTHER ACCOUNTS*      DEDUCTION          OF YEAR
--------------------------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED IN THE BALANCE
    SHEET FROM THE ASSETS TO WHICH
    THEY APPLY
Allowances for losses on:
Accounts receivables.................            $ (3.3)           $ (0.2)            $ (2.6)          $ 1.0              $ (5.1)
Inventories..........................              (5.1)             (1.9)                 -             0.9                (6.1)
Intangibles and other assets.........              (1.1)                -                  -               -                (1.1)
Deferred income taxes................             (10.1)              5.3                  -             4.8                   -
                                           -------------------------------------------------------------------------------------
                                                $ (19.6)            $ 3.2             $ (2.6)          $ 6.7             $ (12.3)
                                           =====================================================================================

* includes $(2.9) million from acquisitions

                                                                        YEAR ENDED DECEMBER 30, 2000
                                          --------------------------------------------------------------------------------------
                                           BALANCE AT          CHARGED TO
                                          BEGINNING OF          COSTS AND       CHARGED TO                         BALANCE AT END
DESCRIPTION                                  YEAR               EXPENSES      OTHER ACCOUNTS       DEDUCTION          OF YEAR
--------------------------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED IN THE BALANCE
    SHEET FROM THE ASSETS TO WHICH
    THEY APPLY
Allowances for losses on:
Accounts receivables.................            $ (8.7)           $ (0.4)          $  -              $  5.8              $ (3.3)
Inventories..........................              (5.9)             (2.9)             -                 3.7                (5.1)
Property, plant and equipment........                 -              (0.8)             -                 0.8                   -
Goodwill.............................              (1.2)                -              -                 1.2                   -
Intangibles and other assets.........              (1.1)             (0.4)             -                 0.4                (1.1)
Deferred income taxes................              (9.3)             (0.8)             -                   -               (10.1)
                                           -------------------------------------------------------------------------------------
                                                 $(26.2)           $ (5.3)          $  -              $ 11.9              $(19.6)
                                           =====================================================================================

               SCHEDULE III -- CONSOLIDATING FINANCIAL STATEMENTS

         Cott Beverages Inc., a wholly owned subsidiary of Cott, has entered into financing arrangements that are guaranteed by Cott and certain other wholly owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

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

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME

(in millions of U.S. dollars)

                                                                   FOR THE YEAR ENDED DECEMBER 28, 2002
                                -------------------------------------------------------------------------------------------------
                                                                                       NON-
                                   COTT         COTT BEVERAGES       GUARANTOR      GUARANTOR       ELIMINATION
                                CORPORATION           INC.         SUBSIDIARIES    SUBSIDIARIES       ENTRIES        CONSOLIDATED
                                -------------------------------------------------------------------------------------------------
SALES                              $  198.8           $  808.1          $  52.1        $  201.2         $ (61.6)        $ 1,198.6
Cost of sales                         161.4              639.6             49.5           177.2           (62.0)            965.7
                                -------------------------------------------------------------------------------------------------

GROSS PROFIT                           37.4              168.5              2.6            24.0             0.4             232.9
Selling, general and
   administrative expenses             29.6               56.5              4.0            20.1               -             110.2
                                -------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                 7.8              112.0             (1.4)            3.9             0.4             122.7

Other expense (income), net            10.0                  -             65.9            (9.3)          (66.7)             (0.1)
Interest expense, net                  (1.9)              32.8              1.2             0.8               -              32.9
Minority interest                         -                  -                -             2.1               -               2.1
                                -------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                              (0.3)              79.2            (68.5)           10.3            67.1              87.8

Income taxes                           (0.5)             (25.4)             -              (0.1)           (2.9)            (28.9)
Equity income (loss)                   59.1                0.9             55.9             -            (116.5)             (0.6)
                                -------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                          58.3               54.7            (12.6)           10.2           (52.3)             58.3
Extraordinary item                     (9.6)                 -                -               -               -              (9.6)
Cumulative effect of change
   in accounting principle                -                  -                -           (44.8)              -             (44.8)
Equity loss on cumulative
   effect of change in
   accounting principle               (44.8)                 -                -               -            44.8                 -
                                -------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                  $    3.9          $    54.7         $  (12.6)       $  (34.6)        $  (7.5)        $     3.9
                                -------------------------------------------------------------------------------------------------

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS

(in millions of U.S. dollars)
                                                                              AS OF DECEMBER 28, 2002
                                               ------------------------------------------------------------------------------------
                                                   COTT      COTT BEVERAGES   GUARANTOR    NON-GUARANTOR  ELIMINATION
                                               CORPORATION        INC.       SUBSIDIARIES  SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                               ------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash                                        $       -      $       -      $     0.1      $     3.2     $       -    $     3.3
    Accounts receivable                              36.7           84.3            4.4           32.7         (21.9)       136.2
    Inventories                                      15.1           43.9            5.7           13.3             -         78.0
    Prepaid expenses                                  1.4            1.3            0.7            3.8             -          7.2
                                                ---------------------------------------------------------------------------------
                                                     53.2          129.5           10.9           53.0         (21.9)       224.7
Property, plant and equipment                        49.7          138.3           23.7           61.3             -        273.0
Goodwill                                             17.5           46.0           13.5              -             -         77.0
Intangibles and other assets                          7.4          134.8           13.0           55.5             -        210.7
Due from affiliates                                  46.1            0.5           68.2          268.1        (382.9)           -
Investments in subsidiaries                         148.4           79.2          (41.6)             -        (186.0)           -
                                                ---------------------------------------------------------------------------------
                                                $   322.3      $   528.3      $    87.7      $   437.9     $  (590.8)   $   785.4
                                                =================================================================================

LIABILITIES
Current liabilities
    Short-term borrowings                       $     2.3      $    16.5      $       -      $     2.5     $       -    $    21.3
    Current maturities of long-term debt                -           16.5              -              -             -         16.5
    Accounts payable and accrued liabilities         40.0           63.0            9.4           36.8         (21.9)       127.3
                                                ---------------------------------------------------------------------------------
                                                     42.3           96.0            9.4           39.3         (21.9)       165.1
Long-term debt                                          -          339.3              -              -             -        339.3
Due to affiliates                                    50.6           66.6          219.6           46.1        (382.9)           -
Other liabilities                                    11.2           16.7            6.9            1.4             -         36.2
                                                ---------------------------------------------------------------------------------
                                                    104.1          518.6          235.9           86.8        (404.8)       540.6
                                                ---------------------------------------------------------------------------------

Minority interest                                       -              -              -           26.6             -         26.6

SHAREOWNERS' EQUITY
Capital stock
        Common shares                               248.1          275.8          122.7          448.4        (846.9)       248.1
Retained earnings (deficit)                           5.9         (266.1)        (270.9)         (97.4)        634.4          5.9
Accumulated other comprehensive income              (35.8)             -              -          (26.5)         26.5        (35.8)
                                                ---------------------------------------------------------------------------------
                                                    218.2            9.7         (148.2)         324.5        (186.0)       218.2
                                                ---------------------------------------------------------------------------------
                                                $   322.3      $   528.3      $    87.7      $   437.9     $  (590.8)   $   785.4
                                                =================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)
                                                                         FOR THE YEAR ENDED DECEMBER 28, 2002
                                                 -----------------------------------------------------------------------------------
                                                     COTT     COTT BEVERAGES   GUARANTOR    NON-GUARANTOR  ELIMINATION
                                                 CORPORATION       INC.       SUBSIDIARIES  SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                                 -----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income (loss) from continuing operations          $    58.3     $    54.7      $   (12.6)     $    10.2    $   (52.3)    $    58.3
Depreciation and amortization                           6.7          21.9            4.7           10.8            -          44.1
Amortization of financing fees                            -           1.7              -              -            -           1.7
Deferred income taxes                                   0.3           9.3              -            0.2            -           9.8
Minority interest                                         -             -              -            2.1            -           2.1
Equity income, net of distributions                   (58.6)          3.2            6.4              -         49.6           0.6
Gain on disposal of investment                         (1.3)            -              -              -            -          (1.3)
Other non-cash items                                   12.2          (1.2)          66.0           (8.6)       (66.0)          2.4
Net change in non-cash working capital from
    continuing operations                             (17.2)        (15.3)           3.5           10.7          1.8         (16.5)
                                                  --------------------------------------------------------------------------------
Cash provided by (used in) continuing operations        0.4          74.3           68.0           25.4        (66.9)        101.2
Cost of debt redemption                               (10.6)            -              -              -            -         (10.6)
                                                  --------------------------------------------------------------------------------
Cash provided by (used in) operating activities       (10.2)         74.3           68.0           25.4        (66.9)         90.6
                                                  --------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant and equipment            (11.5)        (21.4)          (2.0)          (6.3)           -         (41.2)
Acquisitions                                           (1.8)            -          (26.8)          (2.0)           -         (30.6)
Advances to affiliates                                 (5.4)         (0.5)         (54.3)             -         60.2             -
Investment in subsidiaries                             (7.9)        (27.0)         (10.0)             -         44.9             -
Other                                                   2.1          (2.2)           0.3           (0.7)           -          (0.5)
                                                  --------------------------------------------------------------------------------
Cash provided by (used in) investing activities       (24.5)        (51.1)         (92.8)          (9.0)       105.1         (72.3)
                                                  --------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payments of long-term debt                           (276.4)        (10.8)             -              -            -        (287.2)
Payments of deferred consideration of
    acquisition                                           -             -              -          (19.5)           -         (19.5)
Short-term borrowings                                   0.7         (16.0)             -            2.4            -         (12.9)
Increase in long-term debt                                -           1.0              -              -            -           1.0
Decrease in cash in trust                             297.3             -              -              -            -         297.3
Advances from affiliates                                6.9          54.3           (1.5)           0.5        (60.2)            -
Distributions to subsidiary minority shareowner           -             -              -           (3.9)           -          (3.9)
Issue of common shares                                  5.8          10.0           27.0            7.9        (44.9)          5.8
Dividends paid                                            -         (62.4)          (0.4)          (4.1)        66.9             -
Other                                                     -             -           (0.2)             -            -          (0.2)
                                                  --------------------------------------------------------------------------------
Cash provided by (used in) financing activities        34.3         (23.9)          24.9          (16.7)       (38.2)        (19.6)
                                                  --------------------------------------------------------------------------------

Effect of exchange rate changes on cash                 0.4             -              -            0.3            -           0.7
                                                  --------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                           -          (0.7)           0.1              -            -          (0.6)
CASH, BEGINNING OF YEAR                                   -           0.7              -            3.2            -           3.9
                                                  --------------------------------------------------------------------------------
CASH, END OF YEAR                                 $       -     $       -      $     0.1      $     3.2    $       -     $     3.3
                                                  ================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME

(in millions of U.S. dollars)
                                                                        FOR THE YEAR ENDED DECEMBER 29, 2001
                                                 -----------------------------------------------------------------------------------
                                                     COTT     COTT BEVERAGES   GUARANTOR    NON-GUARANTOR  ELIMINATION
                                                 CORPORATION       INC.       SUBSIDIARIES  SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                                 -----------------------------------------------------------------------------------
SALES                                             $   197.8     $   775.4      $       -      $   153.0    $   (36.1)    $ 1,090.1
Cost of sales                                         162.1         638.7              -          139.0        (37.1)        902.7
                                                  --------------------------------------------------------------------------------
GROSS PROFIT                                           35.7         136.7              -           14.0          1.0         187.4

Selling, general and administrative expenses           22.3          54.9            0.2           16.7            -          94.1
Unusual items                                          (0.1)            -              -            0.1            -             -
                                                  --------------------------------------------------------------------------------

OPERATING INCOME                                       13.5          81.8           (0.2)          (2.8)         1.0          93.3

Other income, net                                      (0.2)         (0.1)             -           (2.1)           -          (2.4)
Interest expense, net                                   5.4           5.1           20.4            1.3            -          32.2
Minority interest                                         -             -              -            0.4            -           0.4
                                                  --------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
    INCOME                                              8.3          76.8          (20.6)          (2.4)         1.0          63.1

Income taxes                                           (1.0)        (22.7)             -            2.2         (1.7)        (23.2)
Equity income                                          32.6           0.4           54.5              -        (87.5)            -
                                                  --------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS               39.9          54.5           33.9           (0.2)       (88.2)         39.9
Extraordinary item                                        -             -              -              -            -             -
                                                  --------------------------------------------------------------------------------
NET INCOME (LOSS)                                 $    39.9     $    54.5      $    33.9      $    (0.2)   $   (88.2)    $    39.9
                                                  ================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS

(in millions of U.S. dollars)
                                                                               AS OF DECEMBER 29, 2001
                                                 -----------------------------------------------------------------------------------
                                                     COTT     COTT BEVERAGES   GUARANTOR    NON-GUARANTOR  ELIMINATION
                                                 CORPORATION       INC.       SUBSIDIARIES  SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                                 -----------------------------------------------------------------------------------
ASSETS

Current assets
    Cash                                          $       -     $     0.7      $       -      $     3.2    $       -     $     3.9
    Cash in trust                                     297.3             -              -              -            -         297.3
    Accounts receivable                                28.7          75.1            0.4           27.4         (9.6)        122.0
    Inventories                                        11.7          46.0              -           10.8         (0.3)         68.2
    Prepaid expenses                                    1.4           1.4              -            0.6            -           3.4
                                                  ----------------------------------------------------------------------------------
                                                      339.1         123.2            0.4           42.0         (9.9)        494.8
Property, plant and equipment                          49.3         138.6              -           59.0            -         246.9
Goodwill                                               17.2          46.7            5.1           45.1            -         114.1
Intangibles and other assets                           11.2         140.3              -           58.1            -         209.6
Due from affiliates                                   251.1         284.0          297.9           42.3       (875.3)            -
Investments in subsidiaries                           190.6          41.7          279.5              -       (511.8)            -
                                                  --------------------------------------------------------------------------------

                                                  $   858.5     $   774.5      $   582.9      $   246.5    $(1,397.0)    $ 1,065.4
                                                  ================================================================================

LIABILITIES
Current liabilities
    Short-term borrowings                         $     1.7     $    32.5      $       -      $       -    $       -     $    34.2
    Current maturities of long-term debt              276.4           5.4              -              -            -         281.8
    Accounts payable and accrued liabilities           39.8          66.1            0.2           26.6         (9.6)        123.1
                                                  --------------------------------------------------------------------------------
                                                      317.9         104.0            0.2           26.6         (9.6)        439.1
Long-term debt                                            -         359.4              -            0.1            -         359.5
Due to affiliates                                     328.0          12.3          497.7           37.3       (875.3)            -
Other liabilities                                      14.9           7.4              -           17.9          0.8          41.0
                                                  --------------------------------------------------------------------------------

                                                      660.8         483.1          497.9           81.9       (884.1)        839.6
                                                  --------------------------------------------------------------------------------

Minority interest                                         -             -              -           28.1            -          28.1

SHAREOWNERS' EQUITY
Capital stock
  Common shares                                       199.4         265.8           59.0          214.4       (539.2)        199.4
  Second preferred shares, Series 1                    40.0             -              -              -            -          40.0
                                                  --------------------------------------------------------------------------------
                                                      239.4         265.8           59.0          214.4       (539.2)        239.4
Retained earnings (deficit)                             2.0          25.6           26.0          (58.7)         7.1           2.0
Accumulated other comprehensive income                (43.7)            -              -          (19.2)        19.2         (43.7)
                                                  --------------------------------------------------------------------------------
                                                      197.7         291.4           85.0          136.5       (512.9)        197.7
                                                  --------------------------------------------------------------------------------

                                                  $   858.5     $   774.5      $   582.9      $   246.5    $(1,397.0)    $ 1,065.4
                                                  ================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)
                                                                        FOR THE YEAR ENDED DECEMBER 29, 2001
                                                 -----------------------------------------------------------------------------------
                                                     COTT     COTT BEVERAGES   GUARANTOR    NON-GUARANTOR  ELIMINATION
                                                 CORPORATION       INC.       SUBSIDIARIES  SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                                 -----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income (loss) from continuing operations          $    39.9     $    52.2      $    31.6      $    (0.2)   $   (83.6)    $    39.9
Depreciation and amortization                           7.0          24.4            0.2            8.6            -          40.2
Amortization of financing fees                          1.0           0.9              -              -            -           1.9
Deferred income taxes                                   0.8          11.4              -           (2.2)        (0.7)          9.3
Minority interest                                         -             -              -            0.4            -           0.4
Equity income, net of distributions                   (31.5)         (0.4)         (28.5)             -         60.4             -
Other non-cash items                                    0.8          (1.2)             -           (0.5)         0.2          (0.7)
Net change in non-cash working capital from
    continuing operations                               7.8           6.0           (3.0)          (7.3)        (1.1)          2.4
                                                  --------------------------------------------------------------------------------

Cash provided by (used in) operating activities        25.8          93.3            0.3           (1.2)       (24.8)         93.4
                                                  --------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant and equipment             (8.3)        (23.4)             -           (4.1)           -         (35.8)
Acquisitions                                              -         (97.6)             -          (30.0)           -        (127.6)
Proceeds from disposal of businesses                      -             -              -            3.5            -           3.5
Investment in subsidiaries                             14.8         (29.5)         (15.8)             -         30.5             -
Advances to affiliates                                (20.9)       (283.9)        (283.6)          15.6        572.8             -
Other                                                  (6.1)         11.4              -           (4.0)           -           1.3
                                                  --------------------------------------------------------------------------------

Cash used in investing activities                     (20.5)       (423.0)        (299.4)         (19.0)       603.3        (158.6)
                                                  --------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issue of long-term debt                                   -         367.4              -              -            -         367.4
Increase in cash in trust                            (297.3)            -              -              -            -        (297.3)
Payments of long-term debt                             (2.5)         (4.4)             -           (0.3)           -          (7.2)
Short-term borrowings                                   1.6          (4.1)             -              -            -          (2.5)
Debt issue costs                                          -          (5.0)             -              -            -          (5.0)
Advances from affiliates                              283.6         (15.6)         299.7            5.1       (572.8)            -
Distributions to subsidiary minority shareowner           -             -              -           (0.7)           -          (0.7)
Issue of common shares                                  8.0          15.8              -           29.5        (45.3)          8.0
Redemption of common shares                               -             -              -          (14.8)        14.8             -
Dividends paid                                            -         (23.7)             -           (1.1)        24.8             -
                                                  --------------------------------------------------------------------------------

Cash provided by (used in) financing activities        (6.6)        330.4          299.7           17.7       (578.5)         62.7
                                                  --------------------------------------------------------------------------------

Net cash used in discontinued operations                  -             -           (0.6)             -            -          (0.6)
Effect of exchange rate changes on cash
                                                       (0.2)            -              -              -            -          (0.2)
                                                  --------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                        (1.5)          0.7              -           (2.5)           -          (3.3)
CASH, BEGINNING OF YEAR                                 1.5             -              -            5.7            -           7.2
                                                  --------------------------------------------------------------------------------

CASH, END OF YEAR                                 $       -     $     0.7      $       -      $     3.2    $       -     $     3.9
                                                  ================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME

(in millions of U.S. dollars)
                                                                        FOR THE YEAR ENDED DECEMBER 30, 2000
                                                 -----------------------------------------------------------------------------------
                                                     COTT     COTT BEVERAGES   GUARANTOR    NON-GUARANTOR  ELIMINATION
                                                 CORPORATION       INC.       SUBSIDIARIES  SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                                 -----------------------------------------------------------------------------------
SALES                                             $   207.1     $   663.2      $       -      $   157.6    $   (37.3)    $   990.6
Cost of sales                                         171.9         558.2              -          136.0        (40.6)        825.5
                                                  --------------------------------------------------------------------------------

GROSS PROFIT                                           35.2         105.0              -           21.6          3.3         165.1
Selling, general and administrative expenses           24.9          46.9            0.1           19.4            -          91.3
Unusual items                                          (0.2)         (0.2)             -           (1.7)           -          (2.1)
                                                  --------------------------------------------------------------------------------

OPERATING INCOME                                       10.5          58.3           (0.1)           3.9          3.3          75.9

Other expense (income), net                            (5.0)          0.1              -            3.0          0.5          (1.4)
Interest expense, net                                   7.6           4.0           16.8            1.7            -          30.1
                                                  --------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
    INCOME                                              7.9          54.2          (16.9)          (0.8)         2.8          47.2

Income taxes                                           (2.0)        (16.3)             -           (1.0)        (1.3)        (20.6)
Equity income                                          19.5             -           37.9              -        (57.4)            -
                                                  --------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS               25.4          37.9           21.0           (1.8)       (55.9)         26.6
Extraordinary item                                        -             -              -           (1.2)           -          (1.2)
                                                  --------------------------------------------------------------------------------
NET INCOME (LOSS)                                 $    25.4     $    37.9      $    21.0      $    (3.0)   $   (55.9)    $    25.4
                                                  ================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS

(in millions of U.S. dollars)
                                                                               AS OF DECEMBER 30, 2000
                                                 -----------------------------------------------------------------------------------
                                                     COTT     COTT BEVERAGES   GUARANTOR    NON-GUARANTOR  ELIMINATION
                                                 CORPORATION       INC.       SUBSIDIARIES  SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                                 -----------------------------------------------------------------------------------
ASSETS

Current assets
    Cash                                          $     1.5     $       -      $       -      $     5.7    $       -     $     7.2
    Accounts receivable                                41.2          60.9            0.3           23.2        (16.6)        109.0
    Inventories                                        12.3          42.6              -            9.1            -          64.0
    Prepaid expenses                                    0.8           0.8              -            0.6            -           2.2
                                                  --------------------------------------------------------------------------------
                                                       55.8         104.3            0.3           38.6        (16.6)        182.4
Property, plant and equipment                          53.1         127.1              -           64.8            -         245.0
Goodwill                                               18.8          43.2            5.3           47.9            -         115.2
Intangibles and other assets                            7.1          69.4              -            2.5            -          79.0
Due from affiliates                                   231.2           0.1           14.3           58.0       (303.6)            -
Investments in subsidiaries                           175.6          12.4          234.5              -       (422.5)            -
                                                  --------------------------------------------------------------------------------

                                                  $   541.6     $   356.5      $   254.4      $   211.8    $  (742.7)    $   621.6
                                                  ================================================================================

LIABILITIES
Current liabilities
    Short-term borrowings                         $       -     $    36.6      $       -      $       -    $       -     $    36.6
    Current maturities of long-term debt                0.3           1.0              -            0.3            -           1.6
    Accounts payable and accrued liabilities           46.4          48.7            3.3           31.3        (15.2)        114.5
    Discontinued operations                               -             -            0.6              -            -           0.6
                                                  --------------------------------------------------------------------------------
                                                       46.7          86.3            3.9           31.6        (15.2)        153.3

Long-term debt                                        278.6           0.8              -            0.1          0.1         279.6
Due to affiliates                                      44.4          27.9          198.0           33.3       (303.6)            -
Other liabilities                                      13.4          (5.4)           1.4           19.6          1.2          30.2
                                                  --------------------------------------------------------------------------------
                                                      383.1         109.6          203.3           84.6       (317.5)        463.1
                                                  --------------------------------------------------------------------------------

SHAREOWNERS' EQUITY
Capital stock
    Common shares                                     189.1         250.0           59.0          199.7       (508.7)        189.1
    Second preferred shares, Series 1                  40.0             -              -              -            -          40.0
                                                  --------------------------------------------------------------------------------
                                                      229.1         250.0           59.0          199.7       (508.7)        229.1
Retained earnings (deficit)                           (37.9)         (3.1)          (7.9)         (83.7)        94.7         (37.9)
Accumulated other comprehensive income                (32.7)            -              -           11.2        (11.2)        (32.7)
                                                  --------------------------------------------------------------------------------
                                                      158.5         246.9           51.1          127.2       (425.2)        158.5
                                                  --------------------------------------------------------------------------------

                                                  $   541.6     $   356.5      $   254.4      $   211.8    $  (742.7)    $   621.6
                                                  ================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)
                                                                           FOR THE YEAR ENDED DECEMBER 30, 2000
                                                 -----------------------------------------------------------------------------------
                                                     COTT     COTT BEVERAGES   GUARANTOR    NON-GUARANTOR  ELIMINATION
                                                 CORPORATION       INC.       SUBSIDIARIES  SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                                 -----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income (loss) from continuing operations          $    25.4     $    37.9      $    21.0      $    (1.8)   $   (55.9)    $    26.6
Depreciation and amortization                           8.3          20.5            0.1            8.5            -          37.4
Amortization of financing fees                          1.0           0.2              -            0.4            -           1.6
Deferred income taxes                                   1.8          16.3              -            0.7          1.3          20.1
Equity income, net of distributions                    12.6             -          (24.2)             -         11.6             -
Other non-cash items                                      -           0.5              -           (0.2)           -           0.3
Net change in non-cash working capital from
    continuing operations                              (1.2)          0.6            3.2            5.7         (2.8)          5.5
                                                  --------------------------------------------------------------------------------

Cash provided by operating activities                  47.9          76.0            0.1           13.3        (45.8)         91.5
                                                  --------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant and equipment             (4.8)        (15.2)             -           (3.9)           -         (23.9)
Acquisitions                                              -         (55.5)             -              -            -         (55.5)
Proceeds from disposal of businesses                      -          15.9              -            3.0            -          18.9
Proceeds from disposal of property, plant and
    equipment                                           0.4           1.3              -            0.2            -           1.9
Advances to affiliates                               (198.9)            -            0.3          190.6          8.0             -
Investment in subsidiary                              164.6             -         (197.9)             -         33.3             -
Other                                                     -          (3.8)             -              -            -          (3.8)
                                                  --------------------------------------------------------------------------------
Cash provided by (used in) investing activities       (38.7)        (57.3)        (197.6)         189.9         41.3         (62.4)
                                                  --------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payments of long-term debt                             (4.6)         (0.9)             -          (33.2)           -         (38.7)
Short-term borrowings                                     -          18.3              -           (0.8)           -          17.5
Advances from affiliates                                0.3        (220.2)         197.9           30.0         (8.0)            -
Issue of common shares                                  0.1         197.9              -            2.4       (200.3)          0.1
Redemption of common shares                               -             -              -         (167.0)       167.0             -
Other                                                  (2.1)            -              -              -            -          (2.1)
Dividends paid                                            -         (13.8)             -          (32.0)        45.8             -
                                                  --------------------------------------------------------------------------------

Cash provided by (used in) financing activities        (6.3)        (18.7)         197.9         (200.6)         4.5         (23.2)
                                                  --------------------------------------------------------------------------------

Net cash used in discontinued operations                  -             -           (0.4)             -            -          (0.4)
Effect of exchange rate changes on cash and cash
    equivalents                                        (1.4)            -              -            0.5            -          (0.9)
                                                  --------------------------------------------------------------------------------

NET INCREASE IN CASH                                    1.5             -              -            3.1            -           4.6
CASH, BEGINNING OF YEAR                                   -             -              -            2.6            -           2.6
                                                  --------------------------------------------------------------------------------
CASH, END OF YEAR                                 $     1.5     $       -      $       -      $     5.7    $       -     $     7.2
                                                  ================================================================================