Form 10-Q
period 2003-03-29
COTT CORP /CN/
filed 2003-05-13
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             MARCH 29, 2003
                                    -----------------------------

Commission File Number                     000-19914
                                    -----------------------------


                                COTT CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


         CANADA                                            None
         ------                                            ----
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                            Number)


             207 Queen's Quay W, Suite 340, Toronto, Ontario M5J 1A7
             -------------------------------------------------------
             (Address of principal executive offices) (Postal Code)

                                 (416) 203-3898
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes   X       No
                                          -----        -----

There were 68,707,235 shares of common stock outstanding as of April 30, 2002.

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

           Consolidated Statements of Income for the three months ended March 29, 2003 and March 30, 2002....................................................................  Page 3

           Consolidated Balance Sheets as of March 29, 2003 and December 28, 2002.......................  Page 4

           Consolidated Statements of Shareowners' Equity as of March 29, 2003
                  and March 30, 2002....................................................................  Page 5

           Consolidated Statements of Cash Flows for the three months ended March 29, 2003 and March 30, 2002....................................................................  Page 6

           Notes to the Consolidated Financial Statements ..............................................  Page 7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations ..................................................................................  Page 15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..................................  Page 19

Item 4.    Controls and Procedures .....................................................................  Page 19


                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings ...........................................................................  Page 20

Item 6.    Financial Statement Schedules, Exhibits and Reports on Form 8-K .............................  Page 20

Signatures .............................................................................................  Page 21

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...............................  Page 22

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                                    For the three months ended
                                                                    --------------------------
                                                                      MARCH 29,     MARCH 30,
                                                                        2003          2002
                                                                     ---------     ----------
SALES                                                                $   295.3     $   250.0
Cost of sales                                                            238.9         203.9
                                                                     ---------     ---------
GROSS PROFIT                                                              56.4          46.1
Selling, general and administrative expenses                              31.6          27.7
                                                                     ---------     ---------
OPERATING INCOME                                                          24.8          18.4
Other expense, net - note 3                                                0.5          14.0
Interest expense, net                                                      7.7           9.3
Minority interest                                                          0.6           0.5
                                                                     ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY LOSS                         16.0          (5.4)
Income taxes - note 4                                                     (5.4)          3.4
Equity loss                                                               (0.1)           --
                                                                     ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                  10.5          (2.0)
Cumulative effect of change in accounting principle - note 5                --         (44.8)
                                                                     ---------     ---------
NET INCOME (LOSS) - note 6                                           $    10.5     $   (46.8)
                                                                     =========     =========
PER  SHARE DATA - note 7
     INCOME (LOSS) PER COMMON SHARE - BASIC
     Income (loss) from continuing operations                        $    0.15     $   (0.03)
     Cumulative effect of change in accounting principle             $      --     $   (0.73)
     Net income (loss)                                               $    0.15     $   (0.76)

     INCOME (LOSS) PER COMMON SHARE - DILUTED
     Income (loss) from continuing operations                        $    0.15     $   (0.03)
     Cumulative effect of change in accounting principle             $      --     $   (0.73)
     Net income (loss)                                               $    0.15     $   (0.76)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)



                                                MARCH 29,   DECEMBER 28,
                                                 2003           2002
                                               ---------    ------------
                                               Unaudited      Audited
ASSETS
CURRENT ASSETS
Cash                                           $    1.4       $    3.3
Accounts receivable                               130.6          136.2
Inventories - note 8                               87.4           78.0
Prepaid expenses and other                         11.7            7.2
                                               --------       --------
                                                  231.1          224.7
PROPERTY, PLANT AND EQUIPMENT - note 9            274.4          273.0
GOODWILL - note 10                                 78.9           77.0
INTANGIBLES AND OTHER ASSETS - note 11            207.2          210.7
                                               --------       --------
                                               $  791.6       $  785.4
                                               ========       ========
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings                          $   43.0       $   21.3
Current maturities of long-term debt               17.2           16.5
Accounts payable and accrued liabilities          130.3          127.3
                                               --------       --------
                                                  190.5          165.1
LONG-TERM DEBT                                    302.9          339.3
OTHER LIABILITIES                                  37.1           36.2
                                               --------       --------
                                                  530.5          540.6
                                               --------       --------
MINORITY INTEREST                                  26.0           26.6
SHAREOWNERS' EQUITY
CAPITAL STOCK
Common shares - 68,694,185 shares issued          249.2          248.1
RETAINED EARNINGS                                  16.4            5.9
ACCUMULATED OTHER COMPREHENSIVE LOSS              (30.5)         (35.8)
                                               --------       --------
                                                  235.1          218.2
                                               --------       --------
                                               $  791.6       $  785.4
                                               ========       ========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(in millions of U.S. dollars)
Unaudited


                                         NUMBER OF
                                          COMMON                                        ACCUMULATED
                                          SHARES                             RETAINED     OTHER
                                           (in        COMMON     PREFERRED   EARNINGS  COMPREHENSIVE    TOTAL
                                        thousands)    SHARES      SHARES     (DEFICIT)     LOSS        EQUITY
                                        ---------     ------     ---------   --------  -------------  --------
Balance at December 29, 2001              61,320      $ 199.4     $  40.0    $   2.0     $ (43.7)     $  197.7
Options exercised, including tax
    benefit of $2.7 million                  773          7.4          --         --          --           7.4
Comprehensive loss - note 6
     Currency translation adjustment          --           --          --         --        (1.2)         (1.2)
     Net loss                                 --           --          --      (46.8)         --         (46.8)
                                          ------      -------     -------    -------     -------      --------
Balance at March 30, 2002                 62,093      $ 206.8     $  40.0    $ (44.8)    $ (44.9)     $  157.1
                                          ======      =======     =======    =======     =======      ========
Balance at December 28, 2002              68,559      $ 248.1     $    --    $   5.9     $ (35.8)     $  218.2

Options exercised                            135          1.1          --         --          --           1.1
Comprehensive income - note 6
     Currency translation adjustment          --           --          --         --         5.3           5.3
     Net income                               --           --          --       10.5          --          10.5
                                          ------      -------     -------    -------     -------      --------
Balance at March 29, 2003                 68,694      $ 249.2     $    --    $  16.4     $ (30.5)     $  235.1
                                          ======      =======     =======    =======     =======      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
Unaudited

                                                                                       For the
                                                                                  three months ended
                                                                               -----------------------
                                                                               MARCH 29,     MARCH 30,
                                                                                  2003         2002
                                                                               ---------     ---------
OPERATING ACTIVITIES
Income (loss) from continuing operations                                       $ 10.5         $  (2.0)
Depreciation and amortization                                                    12.1            10.3
Amortization of financing fees                                                    0.9             0.5
Deferred income taxes                                                             2.1            (4.2)
Minority interest                                                                 0.6             0.5
Equity loss                                                                       0.1              --
Other non-cash items                                                              0.3             4.5
Net change in non-cash working capital from continuing operations - note 12      (1.7)          (24.8)
                                                                               ------         -------

Cash provided by (used in) operating activities                                  24.9           (15.2)
                                                                               ------         -------
INVESTING ACTIVITIES
Additions to property, plant and equipment                                      (10.1)          (10.7)
Acquisitions and equity investments                                              (0.3)           (1.8)
Other                                                                              --            (0.6)
                                                                               ------         -------

Cash used in investing activities                                               (10.4)          (13.1)
                                                                               ------         -------

FINANCING ACTIVITIES
Payments of long-term debt                                                      (38.0)         (277.6)
Short-term borrowings                                                            21.7            14.5
Decrease in cash in trust                                                           -           297.3
Distributions to subsidiary minority shareowner                                  (1.2)           (0.3)
Issue of common shares                                                            1.1             4.7
                                                                               ------         -------

Cash provided by (used in) financing activities                                 (16.4)           38.6
                                                                               ------         -------
Effect of exchange rate changes on cash                                            --            (0.1)
                                                                               ------         -------
NET INCREASE (DECREASE) IN CASH                                                  (1.9)           10.2
CASH, BEGINNING OF PERIOD                                                         3.3             3.9
                                                                               ------         -------
CASH, END OF PERIOD                                                            $  1.4         $  14.1
                                                                               ======         =======



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

These financial statements should be read in conjunction with the most recent annual consolidated financial statements. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements, except as described in Note 3.

Certain comparative amounts have been restated to conform to the financial statement presentation adopted in the current year.

Consolidated financial statements in accordance with Canadian GAAP, in U.S. dollars, are made available to all shareowners and filed with various Canadian regulatory authorities.


NOTE 2 - BUSINESS SEASONALITY

Cott's results from continuing operations for the first quarter ending March 29, 2003 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are significantly impacted by business seasonality, which arises from higher sales in the second and third quarters versus the first and fourth quarters of the year in contrast to fixed costs such as depreciation, amortization and interest which are not significantly impacted by seasonal trends.


NOTE 3 - OTHER EXPENSE, NET

                                                                               FOR THE THREE MONTHS ENDED
                                                                             -------------------------------
                                                                             MARCH 29,            MARCH 30,
                                                                               2003                 2002
                                                                             ---------            ---------
                                                                             (in millions of U.S. dollars)
Foreign exchange loss (gain)                                                   $0.4                 $(0.1)
Costs of extinguishment of debt                                                  --                  14.1
Other                                                                           0.1                    --
                                                                               ----                 -----
                                                                               $0.5                 $14.0
                                                                               ====                 =====

On January 22, 2002, Cott redeemed the $276.4 million remaining balance of its senior unsecured notes maturing in 2005 and 2007 ("2005 & 2007 Notes") and paid the related accrued interest and early redemption penalties using the funds placed in an irrevocable trust for this purpose. A loss of $14.1 million was recorded on the early extinguishment of the 2005 & 2007 Notes. The loss was comprised of the early redemption penalty and the write off of the unamortized financing fees.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 3 - OTHER EXPENSE, NET (CONTINUED)

Previously, the $14.1 million loss on early extinguishment of the 2005 & 2007 Notes was recorded net of a deferred tax recovery of $4.5 million and was classified as an extraordinary item. In May 2002, the Financial Accounting Standards Board issued SFAS 145 indicating that certain debt extinguishment activities do not meet the criteria for classification as extraordinary items and should no longer be classified as extraordinary items. Cott adopted the standard retroactively in 2003 and reclassified the extinguishment costs to other expense, net and the related tax effect to income taxes. This restatement lowered income from continuing operations for the quarter ended March 30, 2002 by $9.6 million, or $0.15 per basic share and $0.14 per diluted share, to a loss of $2.0 million or $0.03 per diluted share.


NOTE 4 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax recovery (provision):

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                     --------------------------------
                                                                                     MARCH 29,              MARCH 30,
                                                                                       2003                   2002
                                                                                     ----------             ---------
                                                                                       (in millions of U.S. dollars)

Income tax recovery (provision) based on Canadian statutory rates                      $(5.8)                $ 2.1
Foreign tax rate differential                                                            0.8                  (1.3)
Manufacturing and processing deduction                                                    --                   0.1
Adjustment for change in enacted rates                                                    --                   0.1
Realization of benefit on carry back of capital loss                                      --                   1.8
Non-deductible and other items                                                          (0.4)                  0.6
                                                                                       -----                 -----
                                                                                       $(5.4)                $ 3.4
                                                                                       =====                 =====


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

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------
                                                                                     MARCH 29,           MARCH 30,
                                                                                       2003                2002
                                                                                     ---------           ---------
                                                                                     (in millions of U.S. dollars)

Net income (loss)                                                                      $10.5              $(46.8)
Foreign currency translation                                                             5.3                (1.2)
                                                                                       -----              ------
                                                                                       $15.8              $(48.0)
                                                                                       =====              ======


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

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                        -------------------------------
                                                                                         MARCH 29,            MARCH 30,
                                                                                           2003                 2002
                                                                                         ---------           ----------
                                                                                              (in thousands)
Weighted average number of shares outstanding - basic                                     68,637              61,681
Dilutive effect of stock options                                                           1,921               2,311
Dilutive effect of second preferred shares                                                   --                6,286
                                                                                          ------              ------
Adjusted weighted average number of shares outstanding - diluted                          70,558              70,278
                                                                                          ======              ======

As of March 29, 2003, Cott had 68,694,185 common shares and 4,804,340 common share options outstanding. Of the common share options outstanding, 2,477,070 options were exercisable as of March 29, 2003.


NOTE 8 - INVENTORIES

                                                                                MARCH 29,           DECEMBER 28,
                                                                                  2003                  2002
                                                                                ---------           ------------
                                                                                  (in millions of U.S. dollars)
Raw materials                                                                     $28.2                $26.6
Finished goods                                                                     49.2                 41.8
Other                                                                              10.0                  9.6
                                                                                  -----                -----
                                                                                  $87.4                $78.0
                                                                                  =====                =====

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

                                                                                MARCH 29,            DECEMBER 28,
                                                                                  2003                    2002
                                                                               ----------            ------------
                                                                                 (in millions of U.S. dollars)
Cost                                                                            $ 473.7                $ 464.6
Accumulated depreciation                                                         (199.3)                (191.6)
                                                                                -------                -------
                                                                                $ 274.4                $ 273.0
                                                                                =======                =======


NOTE 10 - GOODWILL

                                                                               MARCH 29,               MARCH 30,
                                                                                 2003                    2002
                                                                              ----------              ----------
                                                                                (in millions of U.S. dollars)
Balance at beginning of period                                                  $77.0                  $114.1
Impairment write down on change in accounting principle                            --                   (44.8)
                                                                                -----                  ------
                                                                                 77.0                    69.3
Acquisitions                                                                      0.7                      --
Foreign exchange and other                                                        1.2                    (0.3)
                                                                                -----                  ------
Balance at end of period                                                        $78.9                  $ 69.0
                                                                                =====                  ======

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 11 - INTANGIBLES AND OTHER ASSETS

                                          MARCH 29, 2003                                DECEMBER 28, 2002
                                 ----------------------------------           -------------------------------------
                                            ACCUMULATED                                      ACCUMULATED
                                 COST       AMORTIZATION        NET            COST         AMORTIZATION        NET
                                 ----       ------------        ---            ----         ------------        ---
                                   (in millions of U.S. dollars)                  (in millions of U.S. dollars)
INTANGIBLES
Not subject to
   amortization
Rights                          $ 80.4          $  --         $ 80.4          $ 80.4            $  --          $ 80.4
                                ------          -----         ------          ------            -----          ------
Subject to amortization
Customer lists                   108.3           15.4           92.9           108.3             13.5            94.8
Trademarks                        25.7            4.1           21.6            25.7              3.7            22.0
Other                              3.0            0.2            2.8             2.9              0.1             2.8
                                ------          -----         ------          ------            -----          ------
                                 137.0           19.7          117.3           136.9             17.3           119.6
                                ------          -----         ------          ------            -----          ------
                                 217.4           19.7          197.7           217.3             17.3           200.0
                                ------          -----         ------          ------            -----          ------
OTHER ASSETS
Financing costs                    5.6            3.2            2.4             5.6              2.3             3.3
Other                              7.4            0.3            7.1             7.6              0.2             7.4
                                ------          -----         ------          ------            -----          ------
                                  13.0            3.5            9.5            13.2              2.5            10.7
                                ------          -----         ------          ------            -----          ------
                                $230.4          $23.2         $207.2          $230.5            $19.8          $210.7
                                ======          =====         ======          ======            =====          ======

Amortization expense of intangible assets was $2.3 million for the period ended March 29, 2003 ($2.0 million - March 30, 2002). The amortization expense for intangible assets is estimated at about $9 million per year for the next five years.


NOTE 12 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                                                                  MARCH 29,             MARCH 30,
                                                                                    2003                  2002
                                                                                 -----------           ----------
                                                                                   (in millions of U.S. dollars)

Decrease (increase) in accounts receivable                                          $ 4.3                $ (8.1)
Decrease (increase) in inventories                                                   (8.5)                (11.8)
Decrease (increase) in prepaid expenses                                              (0.4)                  0.6
Increase (decrease) in accounts payable and accrued liabilities                       2.9                  (5.5)
                                                                                    -----                ------
                                                                                    $(1.7)               $(24.8)
                                                                                    =====                ======

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 13 - STOCK OPTION PLANS

Pursuant to the SFAS No. 123, Accounting for Stock-Based Compensation, Cott has elected to account for its stock option plan under APB opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for stock options issued under these plans. Had compensation expense for the plans been determined based on the fair value at the grant date consistent with SFAS No. 123, Cott's net income and income per common share would have been as follows:

                                                                         MARCH 29,        MARCH 30,
                                                                           2003             2002
                                                                         ----------       ---------
                                                                        (in millions of U.S. dollars,
                                                                          except per share amounts)

     NET INCOME (LOSS)
              As reported                                                  $10.5           $(46.8)
              Pro forma                                                      9.0            (47.8)
     NET INCOME (LOSS) PER SHARE - BASIC
              As reported                                                   0.15            (0.76)
              Pro forma                                                     0.13            (0.77)
     NET INCOME (LOSS) PER SHARE - DILUTED
              As reported                                                   0.15            (0.76)
              Pro forma                                                     0.13            (0.77)

The pro forma compensation expense has been tax effected to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes. Prior periods have been restated to reflect the current year presentation.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                         MARCH 29,        MARCH 30,
                                                                           2003             2002
                                                                         ----------       ---------
         Risk-free interest rate                                            4.0%             3.8%
         Average expected life (years)                                         4                4
         Expected volatility                                               45.0%            45.0%
         Expected dividend yield                                               -                -


NOTE 14 - CONTINGENCIES

Cott is subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on Cott's financial position or results from operations.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 15 - SEGMENT REPORTING

Cott produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the United States, Canada and the United Kingdom & Europe and International. The international segment includes the Mexican acquisitions of June 2002 and the Royal Crown international business. The concentrate assets and related expenses have been included in the Corporate & Other Segment for the three months ended March 29, 2003. For comparative purposes, the segmented information for prior periods has been restated to conform to the way Cott currently manages its beverage business by geographic segments as described below:

BUSINESS SEGMENTS



 FOR THE THREE MONTHS                                         UNITED
         ENDED                    UNITED                     KINGDOM &                      CORPORATE
    MARCH 29, 2003                STATES         CANADA       EUROPE       INTERNATIONAL     & OTHER         TOTAL
    --------------                ------         ------      --------      -------------    ---------        -----
                                                       (in millions of U.S. dollars)
External sales                   $ 226.6        $  31.8        $ 29.5         $  7.2         $  0.2        $ 295.3
Intersegment sales                    --           11.0            --             --          (11.0)            --
Depreciation and
   amortization                      8.2            1.8           1.7            0.1            0.3           12.1
Operating income (loss)             25.5            0.8          (0.3)           1.3           (2.5)          24.8

Total assets                       456.4          116.0         103.1           65.6           50.5          791.6

Additions to property,
   plant and equipment               2.6            0.6           0.7            4.1            2.1           10.1


 FOR THE THREE MONTHS                                        UNITED
         ENDED               UNITED                         KINGDOM &                       CORPORATE
    MARCH 30, 2002           STATES         CANADA           EUROPE        INTERNATIONAL     & OTHER        TOTAL
    --------------           ------         ------         ----------      -------------     -------        -----
                                                        (in millions of U.S. dollars)
External sales               $187.5         $ 32.0           $ 27.9            $ 2.6         $  --         $ 250.0
Intersegment sales               --            4.6               --               --          (4.6)             --
Depreciation and
   amortization                 6.9            1.6              1.6               --            0.2           10.3
Operating income (loss)        20.3            1.8             (3.4)             0.6           (0.9)          18.4

Total assets (as of
   December 28, 2002)         452.8          107.9            101.6             61.7           61.4          785.4

Additions to property,
   plant and equipment          9.0            0.3              0.2               --            1.2           10.7


COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 15 - SEGMENT REPORTING (continued)

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the quarter ended March 29, 2003, sales to a major customer accounted for 43% of Cott's total sales. For the quarter ended March 30, 2002, sales to two major customers accounted for 41% and 10% of total sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cott Corporation is the world's largest retailer brand soft drink supplier, with the leading take home carbonated soft drink market shares in this segment in its core markets of the U.S., Canada and the U.K.

RESULTS OF OPERATIONS

Cott reported income from continuing operations of $10.5 million or $0.15 per diluted share for the quarter ended March 29, 2003 versus a loss of $2.0 million or $(0.03) per diluted share in the first quarter of 2002. Income from continuing operations for the first quarter of 2002, excluding one-time costs of the high yield debt refinancing of $9.6 million net of income taxes, was $7.6 million or $0.11 per share. Cott realized record sales and income from continuing operations as it extended its profitable operating performance into a fifth year.

In the first quarter of 2002, a charge of $14.1 million before income taxes of $4.5 million was recorded for the costs associated with the early redemption of the 9.375% and 8.5% senior notes maturing in 2005 and 2007 ("2005 & 2007 Notes"). In 2002, this charge was recorded as an extraordinary item. In May 2002 the Financial Accounting Standards Board issued SFAS 145, which no longer allows certain debt extinguishment activities to be recorded as extraordinary items. Cott retroactively adopted this standard in 2003 and, as a result, reclassified this one-time cost to other expense.

Net income for the quarter was $10.5 million compared with a net loss of $46.8 million or $(0.76) per diluted share in 2002. Cott adopted SFAS 142 in the first quarter of 2002. This change in the method of valuing goodwill resulted in the $44.8 million non-cash write down of the goodwill of the U.K. business.

SALES - Sales were up 18% to $295.3 million compared to $250.0 million for the first quarter of 2002. Excluding the impact of the acquisition of Premium Beverage Packers, Inc. ("Wyomissing") and the formation of the new Mexican venture Cott Embotelladores de Mexico, S.A. de C.V. ("CEMSA"), both in June 2002, sales of $282.1 million were up 13% from the same period last year, lead by growth in the U.S. business.

Sales in the U.S. during the first quarter of 2003 increased to $226.6 million, up 21% from $187.5 million in 2002. The Wyomissing acquisition added $9.9 million to sales for the quarter. Excluding the acquisition, sales increased 16%. This increase was attributable to additional promotional activity by key customers and increased sales of purified drinking water.

Sales in Canada were $31.8 million for the quarter, down 1% from $32.0 million in 2002. The $1.8 million improvement from the strengthening of the Canadian dollar was offset by lower sales due to promotional activity by the national brands in Western Canada and high levels of customer inventories at the end of 2002.

Sales in the U.K. and Europe of $29.5 million increased 6% from $27.9 million in 2002 with the impact of the strengthened U.K. pound partially offset by additional promotional costs.

The International segment includes CEMSA and the R.C. International business. Sales of this segment were $7.2 million in the first quarter of 2003 compared with $2.6 million in 2002. CEMSA accounted for $3.3 million of the increase compared with 2002.

GROSS PROFIT - Gross profit margin for the quarter was 19.1% compared with 18.9% and 18.4% in the fourth quarter and first quarter of 2002, respectively. The majority of the improvement over last year's first quarter was due to gains in plant efficiencies driven by our continuous improvement programs, including Six Sigma. As well, the first quarter 2002 gross profit in the U.K. included $0.6 million in reorganization costs, comprising approximately 0.2 points of the 0.7 point overall margin improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $31.6 million, up $3.9 million from $27.7 million last year. The increase was due primarily to the impact of Wyomissing and CEMSA and the strengthening of the U.K. pound and Canadian dollar as compared with the U.S. dollar. The additional costs associated with increasing the number of employees to meet the needs of Cott's growing business also increased SG&A for the quarter. As a percent of sales, SG&A decreased from 11.1% for the first quarter of 2002 to 10.7% for the first quarter of 2003. Reorganization costs in the U.K., recorded in the first quarter of 2002, caused $1.2 million or 0.5 points of this improvement.

OTHER EXPENSE - Other expense for the quarter was $0.5 million compared with $14.0 million in the first quarter of last year. For the first quarter of 2003, other expense consists primarily of foreign exchange losses. In 2002, the first quarter included a $14.1 million cost of redeeming the 2005 & 2007 Notes. Costs include the early redemption penalty and the non-cash write-off of the unamortized financing fees. The 2005 & 2007 Notes were refinanced with the 8% subordinated notes maturing in 2011 ("2011 Notes") in order to lower the average interest rate by about 1%. The $14.1 million cost of redeeming the 2005 & 2007 Notes, net of the $4.5 million deferred tax recovery, was previously reported as an extraordinary item and was reclassified with the implementation of SFAS 145 on December 29, 2003.

INTEREST EXPENSE - Net interest expense was $7.7 million for the quarter compared with $9.3 million in the first quarter of 2002. The $1.6 million decrease was primarily due to Cott having to pay interest on both the 2011 Notes issued in December 2001 and the 2005 & 2007 Notes that were redeemed on January 22, 2002. This double interest payment resulted in an additional charge of $1.4 million in 2002.

INCOME TAXES - Cott recorded an income tax provision of $5.4 million or an effective rate of 33.8% for the quarter, compared with a $3.4 million income tax recovery on a loss before tax of $5.4 million in the comparable period last year. The prior year's income tax recovery was impacted by a $1.8 million tax recovery related to realizing the benefit of a capital loss.

CHANGE IN ACCOUNTING PRINCIPLE - In the first quarter of 2002, Cott adopted SFAS
142. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests based on fair values rather than net recoverable amount. An impairment test of goodwill was required upon adoption of this standard. Cott completed the impairment test of its reporting units in the first quarter under the new rules and as a consequence recorded a non-cash charge of $44.8 million to write down the entire goodwill of its U.K. business.

FINANCIAL CONDITION - Cash provided by operating activities for the first quarter was $14.8 million, after capital expenditures of $10.1 million. Cott used cash from operations along with $21.7 million in additional short-term borrowings to repay $37.8 million of the term loan to take advantage of lower interest rates on its revolving credit facilities.

Cash and cash equivalents decreased $1.9 million in the first quarter to $1.4 million as of March 29, 2003.

INVESTING ACTIVITIES - In January 2002, Cott made two spring water investments totaling $1.8 million to strengthen its position in the spring water segment across Canada. At that time, Cott acquired a 49% interest in Iroquois West Bottling Limited, which operates a spring water bottling facility in Revelstoke, British Columbia and a 30% interest in Iroquois Water Ltd., which produces bottled water in Cornwall,

Ontario. On December 29, 2002, Cott acquired the remaining 51% interest in Iroquois West Bottling Limited and changed its name to Cott Revelstoke Ltd.

CAPITAL EXPENDITURES - Capital expenditures for the quarter were $10.1 million compared with $10.7 million in the first quarter of 2002. Major expenditures in the first quarter of 2003 included $4.0 million for improvements to the CEMSA plant in Mexico that was acquired in June 2002 and information technology spending of $2.7 million. Cott expects capital expenditures for 2003 to be held to $50 million.

CAPITAL RESOURCES AND LONG-TERM DEBT - Cott's sources of capital include operating cash flows, short term borrowings under a committed revolving credit facility, issuance of public and private debt and issuance of equity securities. Management believes Cott has adequate financial resources to meet its ongoing cash requirements for operations and capital expenditures, as well as its other financial obligations based on its operating cash flows and currently available credit.

Cott's current credit facilities provide maximum credit of $90.7 million. At March 29, 2003, approximately $49.9 million of the committed revolving credit facility in the U.S. and Canada and $4.5 million of the demand revolving credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facilities was 4.2% as of March 29, 2003. The U.K. demand facility was replaced effective April 22, 2002 with a demand revolving credit facility providing maximum credit of Pound Sterling15 million and expiring on March 31, 2004. Borrowings under this facility bear interest at the term interbank offered rate plus 0.75% for borrowings in U.K. pounds and Euros and the bank's short term offered rate plus 0.20% for borrowings in US dollars.

As of March 29, 2003, Cott's long-term debt totaled $320.1 million as compared with $355.8 million at the end of 2002. At quarter end, debt consisted of $268.4 million in 8% senior subordinated notes with a face value of $275 million, $48.8 million on the term loan and $2.9 million of other debt. Cott is exposed to interest rate risk as its term loan, which represents approximately 15% of its long-term debt at March 29, 2003, bears interest at floating rates. The weighted average interest rate on the term loan as of March 29, 2003 was 4.4%.

CANADIAN GAAP - Consolidated financial statements in accordance with Canadian GAAP are made available to all shareowners and are filed with Canadian regulatory authorities. Under Canadian GAAP in the first quarter, Cott reported net income of $10.4 million and total assets of $793.2 million compared to the net income and total assets under U.S. GAAP of $10.5 million and $791.6 million, respectively. There are no material U.S./Canadian GAAP differences for the first quarter of 2003. There were two primary U.S./Canadian GAAP differences in the first quarter of 2002.

Under Canadian GAAP, the 2005 & 2007 Notes were considered discharged on December 21, 2001 when the funds to redeem the notes were transferred to an irrevocable trust. As a result, debt extinguishment costs were recorded in the fourth quarter of 2001 under Canadian GAAP. Under U.S. GAAP, the 2005 & 2007 Notes were considered discharged on January 22, 2002 and the extinguishment costs of $14.1 million, $9.6 million after the deferred income tax recovery, were recorded in the first quarter of 2002.

Under Canadian GAAP, the impairment loss of $44.8 million relating to the change in the method for valuing goodwill is charged to opening retained earnings for the first quarter of 2002. Under U.S. GAAP, the change in accounting principle is recorded as a charge to net income for the quarter ended March 30, 2002.

OUTLOOK - At this point, Cott expects sales revenues to grow between 10% and 12% for 2003 and earnings per diluted share to be between $0.93 and $0.96 for the year. Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. Overall the carbonated soft drink industry in Cott's core markets continues to show some growth, especially in the U.S. Facing intense price competition from heavily promoted global and regional brands, Cott's major opportunity for growth depends on management's emphasis on this focus and on retailers' continued commitment to their retailer brand soft drink programs. Cott continues to strive to expand the business through growth with key customers, the pursuit of new customers and channels and through new acquisitions and alliances. Additional financing may be required to fund future acquisitions, and there can be no assurance that such financing will be available on favorable terms.

Management believes there are significant opportunities for growth in the U.S. market as retailer brand penetration is not currently as high as in other markets. The Canadian division will focus on innovation and entry into new channels. The U.K. business is stabilizing and continued efforts are expected to further improve earnings performance. Cott believes that significant growth opportunities exist in Mexico as, with a population of approximately 100 million, it is second only to the United States in per-capita consumption of soft drinks. The CEMSA plant is currently being upgraded and is expected to go into full operation in time for the 2003 summer season.

RISKS AND UNCERTAINTIES - Risks and uncertainties include national brand pricing strategies, commitment of major customers to retailer brand programs, stability of procurement costs for items such as sweetener, packaging materials and other ingredients, the successful integration of new acquisitions, seasonality of sales, the ability to protect intellectual property and fluctuations in interest rates and foreign currencies versus the U.S. dollar.

Sales to Cott's top customer accounted for 43% of Cott's total sales for the first quarter of 2003 (first quarter of 2002 - the top two customers accounted for 41% and 10%, respectively). Sales to the top ten customers in the first quarter were about 73% of total sales (first quarter of 2002 - 74%). The loss of any significant customer, or customers which in the aggregate represent a significant portion of Cott's sales, could have a material adverse effect on the Company's operating results and cash flows.

FORWARD-LOOKING STATEMENTS - In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and Cott's future results. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to Cott's business strategy, goals and expectations concerning its market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "should", "will" and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

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

The following are some of the factors that could affect Cott's financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

o loss of key customers, particularly Wal-Mart, and the commitment of retailer brand beverage customers to their own retailer brand beverage programs;

o increases in competitor consolidations and other market-place competition, particularly among branded beverage products;

o Cott's ability to identify acquisition and alliance candidates and to integrate into its operations the businesses and product lines that are acquired or allied with;

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

o        changes in interest rates;

o        changes in tax laws and interpretations of tax laws;

o changes in consumer tastes and preference and market demand for new and existing products;

o        changes in general economic and business conditions; and

o        increased acts of terrorism or war.

Many of these factors are described in greater detail in Cott's other filings with the U.S. Securities and Exchange Commission. Cott undertakes no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances that Cott may become aware of after the date of this report. Undue reliance should not be placed on forward-looking statements.

All future written and oral forward-looking statements attributable to Cott or persons acting on Cott's behalf are expressly qualified in their entirety by the foregoing.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A: Quantitative and Qualitative Disclosures about Market Risk described in Cott's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.


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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in Cott's Form 10-K for the fiscal year ended December 28, 2002.

The litigation commenced by Victoriatea.com, Inc., et al, was settled during the quarter for an amount that was not material to Cott.


ITEM 6.    FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

1.       Financial Statement Schedules

         Schedule III - Consolidating Financial Statements

2.       Exhibits


        Number         Description
        ------         -----------
         3.1           Articles of Incorporation of Cott (incorporated by
                       reference to Exhibit 3.1 to Cott's Form 10-K dated March
                       31, 2000).

         3.2           By-laws of Cott (incorporated by reference to Exhibit
                       3.2 to Cott's Form 10-K dated March 8, 2002).

        99.1 Certification of the chairman, president and chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended
                       March 29, 2003.

        99.2 Certification of the executive vice-president and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended
                       March 29, 2003.


         In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.


3.       Reports on Form 8-K

         Cott filed a Current Report on Form 8-K, dated April 16, 2002, furnishing a press release that announced its financial results for the quarter ended March 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COTT CORPORATION
                                           (Registrant)


Date:    May 12, 2003
                                           /s/ Raymond P. Silcock
                                           -------------------------------------
                                           Raymond P. Silcock
                                           Executive Vice President &
                                           Chief Financial Officer
                                           (On behalf of the Company)


Date:    May 12, 2003
                                            /s/ Tina Dell'Aquila
                                           -------------------------------------
                                           Tina Dell'Aquila
                                           Vice President, Controller
                                           (Principal accounting officer)

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



May 12, 2003                                   /s/ Frank E. Weise III
                                               ---------------------------------
                                               Frank E. Weise III
                                               Chairman, President and
                                               Chief Executive Officer

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



May 12, 2003
                                               /s/ Raymond P. Silcock
                                               --------------------------------
                                               Raymond P. Silcock
                                               Executive Vice-President and
                                               Chief Financial Officer

                SCHEDULE III - CONSOLIDATING FINANCIAL STATEMENTS

Cott Beverages Inc., a wholly owned subsidiary of Cott, has entered into financing arrangements that are guaranteed by Cott and certain other wholly owned subsidiaries of Cott (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth on an unconsolidated basis, balance sheets, statements of income and cash flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and Cott's other subsidiaries (the "Non-guarantor Subsidiaries"). The supplemental financial information reflects the investments of Cott and Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting. Consolidating financial statements for the three months ended March 30, 2002 have been restated to reflect the application of SFAS 145, which no longer allows early debt redemption costs to be classified as extraordinary items.


COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars, unaudited)

                                                       FOR THE THREE MONTHS ENDED MARCH 29, 2003
                                     ----------------------------------------------------------------------------------------
                                        COTT           COTT         GUARANTOR     NON-GUARANTOR    ELIMINATION
                                     CORPORATION   BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES       ENTRIES     CONSOLIDATED
                                     -----------   --------------  ------------   ------------       -------     ------------

SALES                                  $  42.8        $  208.7        $   9.9        $  46.5        $ (12.6)       $  295.3
Cost of sales                             37.2           164.6            9.0           40.7          (12.6)          238.9
                                       -------        --------        -------        -------        -------        --------
GROSS PROFIT                               5.6            44.1            0.9            5.8             --            56.4
Selling, general and
   administrative expenses                 5.0            20.0            1.1            5.5             --            31.6
                                       -------        --------        -------        -------        -------        --------
OPERATING INCOME (LOSS)                    0.6            24.1           (0.2)           0.3             --            24.8
Other expense (income), net                0.5             0.1             --           (0.1)            --             0.5
Interest expense (income), net              --             8.8           (1.1)            --             --             7.7
Minority interest                           --              --             --            0.6             --             0.6
                                       -------        --------        -------        -------        -------        --------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                                  0.1            15.2            0.9           (0.2)            --            16.0
Income taxes                              (0.1)           (5.3)                           --             --            (5.4)
Equity income (loss)                      10.5             0.4           10.5             --          (21.5)           (0.1)
                                       -------        --------        -------        -------        -------        --------
NET INCOME (LOSS)                      $  10.5        $   10.3        $  11.4        $  (0.2)       $ (21.5)       $   10.5
                                       =======        ========        =======        =======        =======        ========


COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars, unaudited)


                                                                       AS OF MARCH 29, 2003
                                  ----------------------------------------------------------------------------------------------
                                      COTT            COTT          GUARANTOR     NON-GUARANTOR    ELIMINATION
                                   CORPORATION    BEVERAGES INC.   SUBSIDIARIES   SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                  -------------   ---------------  -------------  -------------   --------------  --------------
ASSETS
Current assets
   Cash                               $     --        $     --        $    0.4        $    1.0        $     --        $    1.4
   Accounts receivable                    29.3            80.9             4.6            30.5           (14.7)          130.6
   Inventories                            20.0            47.6             4.6            15.2              --            87.4
   Prepaid expenses                        1.1             1.2             0.5             8.9              --            11.7
                                      --------        --------        --------        --------        --------        --------
                                          50.4           129.7            10.1            55.6           (14.7)          231.1
Property, plant and equipment             53.1           135.6            22.7            63.0              --           274.4
Goodwill                                  18.7            46.0            13.5             0.7              --            78.9
Intangibles and other assets               6.8           133.1            12.8            54.5              --           207.2
Due from affiliates                       44.3             4.7            69.2           273.5          (391.7)             --
Investments in subsidiaries              161.6            78.3           (31.0)             --          (208.9)             --
                                      --------        --------        --------        --------        --------        --------
                                      $  334.9        $  527.4        $   97.3        $  447.3        $ (615.3)       $  791.6
                                      ========        ========        ========        ========        ========        ========
LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings              $    7.0        $   25.8        $    0.7        $    9.5        $     --        $   43.0
   Current maturities of
     long-term debt                         --            16.7              --             0.5              --            17.2
   Accounts payable and
     accrued liabilities                  31.6            67.9             7.1            38.4           (14.7)          130.3
                                      --------        --------        --------        --------        --------        --------
                                          38.6           110.4             7.8            48.4           (14.7)          190.5
Long-term debt                              --           301.4              --             1.5              --           302.9
Due to affiliates                         51.0            72.6           223.7            44.4          (391.7)             --
Other liabilities                         10.2            23.0             2.6             1.3              --            37.1
                                      --------        --------        --------        --------        --------        --------
                                          99.8           507.4           234.1            95.6          (406.4)          530.5
                                      --------        --------        --------        --------        --------        --------

Minority interest                           --              --              --            26.0              --            26.0
SHAREOWNERS' EQUITY
Capital stock
 Common shares                           249.2           275.8           122.7           451.4          (849.9)          249.2
Retained earnings (deficit)               16.4          (255.8)         (259.5)          (99.1)          614.4            16.4
Accumulated other
   comprehensive loss                    (30.5)             --              --           (26.6)           26.6           (30.5)
                                      --------        --------        --------        --------        --------        --------
                                         235.1            20.0          (136.8)          325.7          (208.9)          235.1
                                      --------        --------        --------        --------        --------        --------
                                      $  334.9        $  527.4        $   97.3        $  447.3        $ (615.3)       $  791.6
                                      ========        ========        ========        ========        ========        ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                      FOR THE THREE MONTHS ENDED MARCH 29, 2003
                                --------------------------------------------------------------------------------------
                                    COTT          COTT         GUARANTOR    NON-GUARANTOR ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES    ENTRIES     CONSOLIDATED
                                ------------- --------------- ------------- ------------- ------------- --------------
OPERATING ACTIVITIES
Net income (loss)               $      10.5   $      10.3     $    11.4     $    (0.2)     $  (21.5)   $     10.5
Depreciation and amortization           1.8           5.9           1.5           2.9            --          12.1
Amortization of financing fees           --           0.9            --            --            --           0.9
Deferred income taxes                    --           2.1            --            --            --           2.1
Minority interest                        --            --            --           0.6            --           0.6
Equity income (loss), net of
   distributions                      (10.5)          0.8         (10.5)          --           20.3           0.1
Other non-cash items                    0.3          (0.2)           --           0.2            --           0.3
Net change in non-cash
   working capital from
   continuing operations               (3.8)          5.1          (1.4)         (1.6)           --          (1.7)
                                       ----          ----          ----          ----          ----          ----
Cash provided by (used in)
   operating activities                (1.7)         24.9           1.0           1.9          (1.2)         24.9
                                       ----          ----           ---           ---          ----          ----
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (2.8)         (2.3)         (0.3)         (4.7)           --         (10.1)
Acquisitions and equity
   investments                           --            --            --          (0.3)           --          (0.3)
Advances to affiliates                  1.9          (0.1)         (1.1)         (5.0)          4.3            --
Investment in subsidiary               (3.0)           --            --            --           3.0            --
                                       ----          ----          ----          ----          ----          ----
Cash provided by (used in)
   investing activities                (3.9)         (2.4)         (1.4)        (10.0)          7.3         (10.4)
                                       ----          ----          ----          ----          ----          ----
FINANCING ACTIVITIES
Payments of long-term debt               --         (37.9)           --          (0.1)           --         (38.0)
Short-term borrowings                   4.5           9.3           0.7           7.2            --          21.7
Advances from affiliates                 --           6.1            --          (1.8)         (4.3)           --
Distributions to subsidiary
   minority shareowner                   --            --            --          (1.2)           --          (1.2)
Issue of common shares                  1.1            --            --           3.0          (3.0)          1.1
Dividends paid                           --            --            --          (1.2)          1.2            --
                                       ----          ----          ----          ----          ----          ----
Cash provided by (used in)
   financing activities                 5.6         (22.5)          0.7           5.9          (6.1)        (16.4)
                                       ----          ----          ----          ----          ----          ----
Effect of exchange rate
   changes on cash                       --            --            --            --            --            --
                                       ----          ----          ----          ----          ----          ----
NET INCREASE (DECREASE) IN
   CASH                                  --            --           0.3          (2.2)           --          (1.9)
CASH, BEGINNING OF PERIOD                --            --           0.1           3.2            --           3.3
                                       ----          ----          ----          ----          ----          ----
CASH, END OF PERIOD                    $ --          $ --         $ 0.4         $ 1.0          $ --         $ 1.4
                                       ====          ====         =====         =====          ====         =====

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars, unaudited)

                                                      FOR THE THREE MONTHS ENDED MARCH 30, 2002
                                --------------------------------------------------------------------------------------
                                    COTT          COTT         GUARANTOR    NON-GUARANTOR  ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                ------------- --------------- ------------- ------------- ------------- --------------
SALES                                 $ 36.6       $ 177.7          $  --       $ 41.0        $ (5.3)      $ 250.0
Cost of sales                           30.6         141.0             --         37.6          (5.3)        203.9
                                       -----         -----          -----        -----         -----         -----
GROSS PROFIT                             6.0          36.7             --          3.4            --          46.1
Selling, general and
   administrative expenses               4.9          16.5            0.5          5.8            --          27.7
                                       -----         -----          -----        -----         -----         -----
OPERATING INCOME                         1.1          20.2           (0.5)        (2.4)           --          18.4
Other expense (income), net             14.1            --             --         (0.1)           --          14.0
Interest expense (income), net          (2.1)          7.9            3.3          0.2            --           9.3
Minority interest                         --            --             --          0.5            --           0.5
                                       -----         -----          -----        -----         -----         -----
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                              (10.9)         12.3           (3.8)        (3.0)           --          (5.4)
Income taxes                             6.0          (3.5)            --          0.9            --           3.4
Equity income                            2.9            --            9.4           --         (12.3)           --
                                       -----         -----          -----        -----         -----         -----
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                           (2.0)          8.8            5.6         (2.1)        (12.3)         (2.0)
Cumulative effect of change in
   accounting principle                   --            --             --        (44.8)           --         (44.8)
Equity loss on cumulative
   effect of change in
   accounting principle                (44.8)           --             --           --          44.8            --
                                       -----         -----          -----        -----         -----         -----
NET INCOME (LOSS)                    $ (46.8)        $ 8.8          $ 5.6      $ (46.9)       $ 32.5       $ (46.8)
                                       =====         =====          =====        =====         =====         =====


COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars)

                                                               AS OF DECEMBER 28, 2002
                                --------------------------------------------------------------------------------------
                                    COTT          COTT         GUARANTOR    NON-GUARANTOR  ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                ------------- --------------- ------------- ------------- ------------- --------------
ASSETS
Current assets
   Cash                          $    --      $    --          $  0.1        $   3.2      $     --         $   3.3
   Accounts receivable              36.7         84.3             4.4           32.7         (21.9)          136.2
   Inventories                      15.1         43.9             5.7           13.3            --            78.0
   Prepaid expenses                  1.4          1.3             0.7            3.8            --             7.2
                                 -------      -------         -------        -------      --------         -------
                                    53.2        129.5            10.9           53.0         (21.9)          224.7
Property, plant and equipment       49.7        138.3            23.7           61.3            --           273.0
Goodwill                            17.5         46.0            13.5             --            --            77.0
Intangibles and other assets         7.4        134.8            13.0           55.5            --           210.7
Due from affiliates                 46.1          0.5            68.2          268.1        (382.9)             --
Investments in subsidiaries        148.4         79.2           (41.6)            --        (186.0)             --
                                 -------      -------         -------        -------      --------         -------
                                  $322.3       $528.3          $ 87.7        $ 437.9      $ (590.8)        $ 785.4
                                 =======      =======         =======        =======      ========         =======
LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings         $   2.3      $  16.5          $   --        $   2.5      $     --         $  21.3
   Current maturities of
     long-term debt                   --         16.5              --             --            --            16.5
   Accounts payable and
     accrued liabilities            40.0         63.0             9.4           36.8         (21.9)          127.3
                                 -------      -------         -------        -------      --------         -------
                                    42.3         96.0             9.4           39.3         (21.9)          165.1
Long-term debt                        --        339.3              --             --            --           339.3
Due to affiliates                   50.6         66.6           219.6           46.1        (382.9)             --
Other liabilities                   11.2         16.7             6.9            1.4            --            36.2
                                 -------      -------         -------        -------      --------         -------
                                   104.1        518.6           235.9           86.8        (404.8)          540.6
                                 -------      -------         -------        -------      --------         -------
Minority interest                     --           --              --           26.6            --            26.6
SHAREOWNERS' EQUITY
Capital stock
     Common shares                 248.1        275.8           122.7          448.4        (846.9)          248.1
Retained earnings (deficit)          5.9       (266.1)         (270.9)         (97.4)        634.4             5.9
Accumulated other
   comprehensive loss              (35.8)          --              --          (26.5)         26.5           (35.8)
                                 -------      -------         -------        -------      --------         -------
                                   218.2          9.7          (148.2)         324.5        (186.0)          218.2
                                 -------      -------         -------        -------      --------         -------
                                 $ 322.3      $ 528.3          $ 87.7        $ 437.9      $ (590.8)        $ 785.4
                                 =======      =======         =======        =======      ========         =======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                           FOR THE THREE MONTHS ENDED MARCH 30, 2002
                                    -------------------------------------------------------------------------------------
                                        COTT          COTT         GUARANTOR   NON-GUARANTOR  ELIMINATION
                                     CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                    ------------ --------------- ------------- ------------- ------------- --------------
OPERATING ACTIVITIES
Income (loss) from continuing
   operations                          $ (2.0)         $  8.8         $  5.6        $ (2.1)       $(12.3)        $ (2.0)
Depreciation and amortization             1.6             5.3            0.9           2.5            --           10.3
Amortization of financing fees            0.1             0.4             --            --            --            0.5
Deferred income taxes                    (6.0)            2.8             --          (1.0)           --           (4.2)
Minority interest                          --              --             --           0.5            --            0.5
Equity income, net of
   distributions                         (2.9)            0.3           (8.3)           --          10.9             --
Other non-cash items                      3.9             0.1             --           0.5            --            4.5
Net change in non-cash
   working capital from
   continuing operations                 (9.5)          (20.6)           2.0           3.3            --          (24.8)
                                       ------          ------         ------        ------        ------         ------
Cash provided by  (used in)
   operating activities                 (14.8)           (2.9)           0.2           3.7          (1.4)         (15.2)
                                       ------          ------         ------        ------        ------         ------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                         (1.4)           (8.8)          (0.3)         (0.2)           --          (10.7)
Advances to affiliates                     --            (0.5)            --            --           0.5             --
Other                                    (1.8)           (0.7)           0.1            --            --           (2.4)
                                       ------          ------         ------        ------        ------         ------
Cash used in investing
   activities                            (3.2)          (10.0)          (0.2)         (0.2)          0.5          (13.1)
                                       ------          ------         ------        ------        ------         ------
FINANCING ACTIVITIES
Payments of long-term debt             (276.4)           (1.2)            --            --            --         (277.6)
Short-term borrowings                    (1.6)           16.1             --            --            --           14.5
Increase in cash in trust               297.3              --             --            --            --          297.3
Advances from affiliates                  0.5              --             --            --          (0.5)            --
Distributions to subsidiary
   minority shareowner                     --              --             --          (0.3)           --           (0.3)
Issue of common shares                    4.7              --             --            --            --            4.7
Dividends paid                             --            (1.1)            --          (0.3)          1.4             --
                                       ------          ------         ------        ------        ------         ------
Cash provided by (used in)
   financing activities                  24.5            13.8             --          (0.6)          0.9           38.6
                                       ------          ------         ------        ------        ------         ------
Effect of exchange rate
   changes on cash                         --              --             --          (0.1)           --           (0.1)
                                       ------          ------         ------        ------        ------         ------
NET INCREASE IN CASH                      6.5             0.9             --           2.8            --           10.2
CASH, BEGINNING OF PERIOD                  --             0.7             --           3.2            --            3.9
                                       ------          ------         ------        ------        ------         ------
CASH, END OF PERIOD                    $  6.5          $  1.6         $   --        $  6.0        $   --         $ 14.1
                                       ======          ======         ======        ======        ======         ======