Form 10-Q
period 2003-06-28
COTT CORP /CN/
filed 2003-08-12
CIK 884713

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 28, 2003
                                -----------------------------------

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

There were 69,468,755 shares of common stock outstanding as of July 31, 2003.

================================================================================

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Statements of Income for the three and six month periods ended June 28, 2003 and June 29, 2002...............  Page 3

         Consolidated Balance Sheets as of June 28, 2003 and
           December 28, 2002...........................................  Page 4

         Consolidated Statements of Shareowners' Equity as of
           June 28, 2003 and June 29, 2002.............................  Page 5

         Consolidated Statements of Cash Flows for the three and six month periods ended June 28, 2003 and June 29, 2002.........  Page 6

         Notes to the Consolidated Financial Statements ...............  Page 7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................  Page 16

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk ................................................  Page 21

Item 4.  Controls and Procedures ......................................  Page 21


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ............................................  Page 22

Item 4.  Submission of Matters to a Vote of Security Holders...........  Page 22

Item 6.  Financial Statement Schedules, Exhibits and Reports on
           Form 8-K ...................................................  Page 23

Signatures ............................................................. Page 24

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                            For the three months ended          For the six months ended
                                            --------------------------          ------------------------
                                             JUNE 28,         JUNE 29,          JUNE 28,        JUNE 29,
                                                 2003             2002              2003            2002
                                             --------         --------          --------        --------
SALES                                         $ 388.1          $ 329.5           $ 683.4         $ 579.5
Cost of sales                                   311.2            262.4             550.1           466.3
                                              -------          -------           -------         -------
GROSS PROFIT                                     76.9             67.1             133.3           113.2

Selling, general and administrative
   expenses                                      32.5             28.3              64.1            56.0
Unusual items                                    (0.8)              --              (0.8)             --
                                              -------          -------           -------         -------
OPERATING INCOME                                 45.2             38.8              70.0            57.2

Other expense (income), net - note 3              0.9             (0.5)              1.4            13.5
Interest expense, net                             6.6              8.0              14.3            17.3
Minority interest                                 0.7              0.5               1.3             1.0
                                              -------          -------           -------         -------
INCOME BEFORE INCOME TAXES AND EQUITY LOSS       37.0             30.8              53.0            25.4

Income taxes - note 4                           (12.4)           (11.4)            (17.8)           (8.0)
Equity loss                                        --             (0.2)             (0.1)           (0.2)
                                              -------          -------           -------         -------
INCOME FROM CONTINUING OPERATIONS                24.6             19.2              35.1            17.2

Cumulative effect of change in accounting
   principle - note 5                              --               --                --           (44.8)
                                              -------          -------           -------         -------
NET INCOME (LOSS) - note 6                    $  24.6          $  19.2           $  35.1         $ (27.6)
                                              =======          =======           =======         =======

PER SHARE DATA - note 7
     INCOME (LOSS) PER COMMON SHARE
      - BASIC
     Income from continuing operations        $  0.36         $   0.31          $   0.51         $  0.28
     Cumulative effect of change in
       accounting principle                   $    --         $     --          $     --         $ (0.72)
     Net income (loss)                        $  0.36         $   0.31          $   0.51         $ (0.44)

     INCOME (LOSS) PER COMMON SHARE
      - DILUTED
     Income from continuing operations        $  0.35         $   0.27          $   0.50         $  0.24
     Cumulative effect of change in
       accounting principle                   $    --         $     --          $     --         $ (0.64)
     Net income (loss)                        $  0.35         $   0.27          $   0.50         $ (0.39)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                    JUNE 28,       DECEMBER 28,
                                                        2003               2002
                                                   ---------       ------------
                                                   Unaudited            Audited
ASSETS

CURRENT ASSETS

Cash                                                $    2.3         $    3.3
Accounts receivable                                    180.3            136.2
Inventories - note 8                                    93.1             78.0
Prepaid expenses and other                               6.1              7.2
                                                    --------         --------
                                                       281.8            224.7

PROPERTY, PLANT AND EQUIPMENT - note 9                 294.3            273.0
GOODWILL - note 10                                      80.6             77.0
INTANGIBLES AND OTHER ASSETS - note 11                 204.3            210.7
                                                    --------         --------
                                                    $  861.0         $  785.4
                                                    ========         ========

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                               $   46.4         $   21.3
Current maturities of long-term debt                     8.9             16.5
Accounts payable and accrued liabilities               156.3            127.3
                                                    --------         --------
                                                       211.6            165.1

LONG-TERM DEBT                                         300.3            339.3
OTHER LIABILITIES                                       42.2             36.2
                                                    --------         --------
                                                       554.1            540.6
                                                    --------         --------
MINORITY INTEREST                                       26.2             26.6

SHAREOWNERS' EQUITY
CAPITAL STOCK
Common shares - 69,419,255 shares issued               256.7            248.1
RETAINED EARNINGS                                       41.0              5.9
ACCUMULATED OTHER COMPREHENSIVE LOSS                   (17.0)           (35.8)
                                                    --------         --------
                                                       280.7            218.2
                                                    --------         --------
                                                    $  861.0         $  785.4
                                                    ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                      NUMBER OF
                                       COMMON                                                  ACCUMULATED
                                       SHARES                                   RETAINED          OTHER
                                        (in          COMMON      PREFERRED      EARNINGS      COMPREHENSIVE      TOTAL
                                     thousands)      SHARES       SHARES       (DEFICIT)           LOSS          EQUITY
                                     ----------      ------      ---------     ---------      -------------      ------
Balance at December 29, 2001            61,320       $199.4       $ 40.0        $  2.0            $(43.7)        $197.7

Options exercised, including tax
    benefit of $2.7 million                825          7.7           --            --                --            7.7
Conversion of preferred shares into
    common shares                        6,286         40.0        (40.0)           --                --             --
Comprehensive loss - note 6
     Currency translation adjustment        --           --           --            --               7.9            7.9
     Net loss                               --           --           --         (27.6)               --          (27.6)
                                        ------       ------       ------        ------            ------         ------
Balance at June 29, 2002                68,431       $247.1       $   --        $(25.6)           $(35.8)        $185.7
                                        ======       ======       ======        ======            ======         ======

Balance at December 28, 2002            68,559       $248.1       $   --        $  5.9            $(35.8)        $218.2

Options exercised, including tax           860          8.6           --            --                --            8.6
    benefit of $2.9 million
Comprehensive income - note 6
     Currency translation adjustment        --           --           --            --              18.8           18.8
     Net income                             --           --           --          35.1                --           35.1
                                        ------       ------       ------        ------            ------         ------
Balance at June 28, 2003                69,419       $256.7       $   --        $ 41.0            $(17.0)        $280.7
                                        ======       ======       ======        ======            ======         ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                              For the three months ended        For the six months ended
                                            ------------------------------    ------------------------------
                                            JUNE 28, 2003    JUNE 29, 2002    JUNE 28, 2003    JUNE 29, 2002
                                            -------------    -------------    -------------    -------------
OPERATING ACTIVITIES
Income from continuing operations           $       24.6     $       19.2     $       35.1     $        17.2
Depreciation and amortization                       12.8             10.5             24.9              20.8
Amortization of financing fees                       0.4              0.4              1.3               0.9
Deferred income taxes                                4.4              3.5              6.5              (0.7)
Minority interest                                    0.7              0.5              1.3               1.0
Equity loss                                           --              0.2              0.1               0.2
Gain on disposal of investment                        --             (1.3)              --              (1.3)
Other non-cash items                                (0.7)             0.1             (0.4)              4.6
Net change in non-cash working capital
   from continuing operations - note 12            (18.1)            (2.8)           (19.8)            (27.6)
                                            ------------     ------------     ------------     -------------
Cash provided by operating activities               24.1             30.3             49.0              15.1
                                            ------------     ------------     ------------     -------------

INVESTING ACTIVITIES
Additions to property, plant and equipment         (17.8)            (7.9)           (27.9)            (18.6)
Acquisitions and equity investments                 (0.2)           (29.2)            (0.5)            (31.0)
Other                                                0.1              2.0              0.1               1.4
                                            ------------     ------------     ------------     -------------
Cash used in investing activities                  (17.9)           (35.1)           (28.3)            (48.2)
                                            ------------     ------------     ------------     -------------

FINANCING ACTIVITIES
Payments of long-term debt                         (15.4)            (0.8)           (53.4)           (278.4)
Issue of long-term debt                              3.7               --              3.7                --
Short-term borrowings                                2.6              2.4             24.3              16.9
Decrease in cash in trust                             --               --               --             297.3
Distributions to subsidiary minority
   shareowner                                       (0.5)            (1.4)            (1.7)             (1.7)
Issue of common shares                               4.6              0.3              5.7               5.0
Other                                               (0.2)              --             (0.2)               --
                                            ------------     ------------     ------------     -------------
Cash provided by (used in) financing
   activities                                       (5.2)             0.5            (21.6)             39.1
                                            ------------     ------------     ------------     -------------
Effect of exchange rate changes on cash             (0.1)             0.7             (0.1)              0.6
                                            ------------     ------------     ------------     -------------
NET INCREASE (DECREASE) IN CASH                      0.9             (3.6)            (1.0)              6.6

CASH, BEGINNING OF PERIOD                            1.4             14.1              3.3               3.9
                                            ------------     ------------     ------------     -------------
CASH, END OF PERIOD                         $        2.3     $       10.5     $        2.3     $        10.5
                                            ============     ============     ============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, the financial statements reflect all adjustments that are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

NOTE 2 - BUSINESS SEASONALITY

Cott's results from continuing operations for the three and six month periods ended June 28, 2003 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are significantly impacted by business seasonality, which arises from higher sales in the second and third quarters versus the first and fourth quarters of the year in contrast to fixed costs such as depreciation, amortization and interest which are not significantly impacted by seasonal trends.

NOTE 3 - OTHER EXPENSE (INCOME), NET

                                   For the three months ended        For the six months ended
                                  -----------------------------    -----------------------------
                                     JUNE 28,          JUNE 29,        JUNE 28,         JUNE 29,
                                         2003              2002            2003             2002
                                  -----------       -----------    -----------        ----------
                                  (in millions of U.S. dollars)    (in millions of U.S. dollars)
Foreign exchange loss              $      0.9       $       0.8       $     1.3       $      0.7
Costs of extinguishment of debt            --                --              --             14.1
Gain on disposal of investment in
  Menu Foods Limited                       --              (1.3)             --             (1.3)
Other                                      --                --             0.1               --
                                   ----------       -----------       ---------       ----------
                                   $      0.9       $      (0.5)      $     1.4       $     13.5
                                   ==========       ===========       =========       ==========

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 3 - OTHER EXPENSE (INCOME), NET (CONTINUED)

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

Previously, the $14.1 million loss on early extinguishment of the 2005 & 2007 Notes was recorded net of a deferred tax recovery of $4.5 million and was classified as an extraordinary item. In May 2002, the Financial Accounting Standards Board issued SFAS 145 indicating that certain debt extinguishment activities do not meet the criteria for classification as extraordinary items and should no longer be classified as extraordinary items. Cott adopted the standard retroactively in 2003 and reclassified the extinguishment costs to other expense (income), net and the related tax effect to income taxes. This restatement lowered income from continuing operations for the six months ended June 29, 2002 by $9.6 million, or $0.15 per basic share and $0.14 per diluted share, to $17.2 million or $0.24 per diluted share. The restatement had no impact on any other reported periods.

NOTE 4 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                   For the three months ended       For the six months ended
                                  ----------------------------     ----------------------------
                                     JUNE 28,         JUNE 29,       JUNE 28,         JUNE 29,
                                         2003             2002           2003             2002
                                   ----------      -----------     ----------       ----------
                                  (in millions of U.S. dollars)    (in millions of U.S. dollars)
Income tax provision based on
    Canadian statutory rates       $    (13.3)     $     (11.8)     $   (19.1)      $     (9.7)
Foreign tax rate differential             0.5              0.2            1.3             (1.1)
Manufacturing and processing
    deduction                             0.1              0.2            0.1              0.3
Adjustment for change in enacted
   rates                                   --              0.3             --              0.4
Realization of benefit on carry
   back of capital loss                    --               --             --              1.8
Non-deductible and other items            0.3             (0.3)          (0.1)             0.3
                                   ----------      -----------      ---------       ----------
                                   $    (12.4)     $     (11.4)     $   (17.8)      $     (8.0)
                                   ==========      ===========      =========       ==========

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

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

                                   For the three months ended          For the six months ended
                                  ----------------------------       -----------------------------
                                     JUNE 28,          JUNE 29,       JUNE 28,            JUNE 29,
                                         2003              2002           2003                2002
                                  -----------         ---------      ---------          ----------
                                  (in millions of U.S. dollars)      (in millions of U.S. dollars)
Net income (loss)                  $     24.6         $    19.2      $    35.1          $    (27.6)
Foreign currency translation gain        13.5               9.1           18.8                 7.9
                                   ----------         ---------      ---------          ----------
                                   $     38.1         $    28.3      $    53.9          $    (19.7)
                                   ==========         =========      =========          ==========

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 7 - INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of exercising stock options and converting the preferred shares, only if dilutive.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                          For the three months ended       For the six months ended
                                          --------------------------       ------------------------
                                          JUNE 28,           JUNE 29,      JUNE 28,        JUNE 29,
                                              2003               2002          2003           2002
                                          --------           --------      --------        --------
                                                 (in thousands)                  (in thousands)
Weighted average number of shares
    outstanding - basic                    69,189             62,414        68,913           62,047
Dilutive effect of stock options            1,427              2,367         1,674            2,339
Dilutive effect of second preferred
    shares                                     --              6,010            --            6,148
                                           ------             ------        ------           ------
Adjusted weighted average number
    of shares outstanding - diluted        70,616             70,791        70,587           70,534
                                           ======             ======        ======           ======


As of June 28, 2003, Cott had 69,419,255 common shares and 4,087,630 common share options outstanding. Of the common share options outstanding, 1,810,919 options were exercisable as of June 28, 2003.

NOTE 8 - INVENTORIES

                                               JUNE 28,          DECEMBER 28,
                                                   2003                  2002
                                               --------          ------------
                                               (in millions of U.S. dollars)
Raw materials                                   $ 35.4              $ 26.6
Finished goods                                    48.1                41.8
Other                                              9.6                 9.6
                                                ------              ------
                                                $ 93.1              $ 78.0
                                                ======              ======

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

                                                    JUNE 28,     DECEMBER 28,
                                                        2003             2002
                                                ------------     ------------
                                                (in millions of U.S. dollars)
Cost                                              $  508.3         $  464.6
Accumulated depreciation                            (214.0)          (191.6)
                                                  --------         --------
                                                  $  294.3         $  273.0
                                                  ========         ========


NOTE 10 - GOODWILL

                                            For the three months ended            For the six months ended
                                          -----------------------------         -----------------------------
                                           JUNE 28,           JUNE 29,           JUNE 28,           JUNE 29,
                                               2003               2002               2003               2002
                                           --------           --------           --------           --------
                                          (in millions of U.S. dollars)         (in millions of U.S. dollars)
Balance at beginning of period             $ 78.9              $ 69.0             $ 77.0            $ 114.1
Impairment write down on change in
   accounting principle                        --                  --                 --              (44.8)
                                           ------              ------             ------            -------
                                             78.9                69.0               77.0               69.3
Acquisitions                                   --                 8.6                0.7                8.6
Foreign exchange and other                    1.7                 0.9                2.9                0.6
                                           ------              ------             ------            -------
Balance at end of period                   $ 80.6              $ 78.5             $ 80.6            $  78.5
                                           ======              ======             ======            =======

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 11 - INTANGIBLES AND OTHER ASSETS

                                           JUNE 28, 2003                                 DECEMBER 28, 2002
                               --------------------------------------          --------------------------------------
                                 COST       ACCUMULATED         NET              COST       ACCUMULATED         NET
                                            AMORTIZATION                                    AMORTIZATION
                               -------      -----------       -------          -------      ------------      -------
                                   (in millions of U.S. dollars)                  (in millions of U.S. dollars)
INTANGIBLES
Not subject to
   amortization
Rights                         $  80.4         $   --         $  80.4          $  80.4         $   --         $  80.4
                               -------         ------         -------          -------         ------         -------
Subject to amortization
Customer lists                   108.3           17.2            91.1            108.3           13.5            94.8
Trademarks                        25.8            4.6            21.2             25.7            3.7            22.0
Other                              3.3            0.2             3.1              2.9            0.1             2.8
                               -------         ------         -------          -------         ------         -------
                                 137.4           22.0           115.4            136.9           17.3           119.6
                               -------         ------         -------          -------         ------         -------
                                 217.8           22.0           195.8            217.3           17.3           200.0
                               -------         ------         -------          -------         ------         -------
OTHER ASSETS
Financing costs                    5.6            3.5             2.1              5.6            2.3             3.3
Other                              6.8            0.4             6.4              7.6            0.2             7.4
                               -------         ------         -------          -------         ------         -------
                                  12.4            3.9             8.5             13.2            2.5            10.7
                               -------         ------         -------          -------         ------         -------
                               $ 230.2         $ 25.9         $ 204.3          $ 230.5         $ 19.8         $ 210.7
                               =======         ======         =======          =======         ======         =======

Amortization expense of intangible assets was $5.0 million for the period ended June 28, 2003 ($4.0 million - June 29, 2002). The amortization expense for intangible assets is estimated at about $9 million per year for the next five years.

NOTE 12 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                           For the three months ended            For the six months ended
                                          -----------------------------        -----------------------------
                                           JUNE 28,            JUNE 29,        JUNE 28,             JUNE 29,
                                               2003                2002            2003                 2002
                                          ---------            --------        --------             --------
                                          (in millions of U.S. dollars)        (in millions of U.S. dollars)
Decrease (increase) in accounts
   receivable                              $ (36.6)            $ (10.4)        $ (32.3)             $ (18.5)
Decrease (increase) in inventories            (3.4)                5.2           (11.9)                (6.6)
Decrease (increase) in prepaid expenses        2.2                (0.5)            1.8                  0.1
Increase (decrease) in accounts payable
   and accrued liabilities                    19.7                 2.9            22.6                 (2.6)
                                           -------             -------         -------              -------
                                           $ (18.1)            $  (2.8)        $ (19.8)             $ (27.6)
                                           =======             =======         =======              =======

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

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

                                                 JUNE 28,              JUNE 29,
                                                     2003                  2002
                                                 --------              --------
                                                  (in millions of U.S. dollars,
                                                     except per share amounts)
NET INCOME (LOSS)
         As reported                               $ 35.1               $ (27.6)
         Pro forma                                   32.2                 (29.7)
NET INCOME (LOSS) PER SHARE - BASIC
         As reported                                 0.51                 (0.44)
         Pro forma                                   0.47                 (0.48)
NET INCOME (LOSS) PER SHARE - DILUTED
         As reported                                 0.50                 (0.39)
         Pro forma                                   0.46                 (0.42)

The pro forma compensation expense has been tax adjusted to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes. Prior periods have been restated to reflect the current year presentation.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                JUNE 28, 2003     JUNE 29, 2002
                                                -------------     -------------
Risk-free interest rate                           3.9% - 4.3%       3.8% - 4.7%
Average expected life (years)                               4                 4
Expected volatility                                     45.0%             45.0%
Expected dividend yield                                    --                --


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

NOTE 15 - SEGMENT REPORTING

Cott produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the United States, Canada, the United Kingdom & Europe and International. The International segment includes the Mexican acquisitions of June 2002 and the Royal Crown international business. The concentrate assets and related expenses have been included in the Corporate & Other Segment for the six months ended June 28, 2003. For comparative purposes, the segmented information for prior periods has been restated to conform to the way Cott currently manages its beverage business by geographic segments as described below:

BUSINESS SEGMENTS

 FOR THE THREE MONTHS                                      UNITED
         ENDED               UNITED                        KINGDOM                          CORPORATE
     JUNE 28, 2003           STATES        CANADA         & EUROPE         INTERNATIONAL      & OTHER          TOTAL
-----------------------     -------        -------        ---------        -------------    ---------        -------
                                                        (in millions of U.S. dollars)
External sales              $ 278.0        $  55.7         $   43.6           $ 10.5        $    0.3         $ 388.1
Intersegment sales               --           15.2               --               --           (15.2)             --
Depreciation and
   amortization                 8.2            2.3              1.8              0.1             0.4            12.8
Operating income (loss)        35.7            6.1              3.0              1.9            (1.5)           45.2

Total assets                  471.2          142.9            122.5             72.2            52.2           861.0

Additions to property,
   plant and equipment          6.7            1.6              1.8              5.0             2.7            17.8



 FOR THE THREE MONTHS                                      UNITED
         ENDED               UNITED                        KINGDOM                          CORPORATE
     JUNE 29, 2002           STATES        CANADA         & EUROPE         INTERNATIONAL      & OTHER          TOTAL
-----------------------     -------        -------        ---------        -------------    ---------        -------
                                                        (in millions of U.S. dollars)
External sales              $ 239.7        $  50.2         $   34.9           $  4.7         $   --          $ 329.5
Intersegment sales              0.8            6.5               --               --           (7.3)              --
Depreciation and
   amortization                 7.0            1.5              1.7               --            0.3             10.5
Operating income (loss)        33.0            6.8              0.8              1.2           (3.0)            38.8

Total assets (as of
   December 28, 2002)         452.8          107.9            101.6             61.7           61.4            785.4

Additions to property,
   plant and equipment          4.6            1.1              0.4               --            1.8              7.9

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 15 - SEGMENT REPORTING (continued)


   FOR THE SIX MONTHS                                      UNITED
         ENDED               UNITED                        KINGDOM                          CORPORATE
     JUNE 28, 2003           STATES        CANADA         & EUROPE         INTERNATIONAL      & OTHER          TOTAL
-----------------------     -------        -------        ---------        -------------    ---------        -------
                                                        (in millions of U.S. dollars)
External sales              $ 504.6        $  87.5         $  73.1            $ 17.7        $   0.5          $ 683.4
Intersegment sales               --           26.2              --                --          (26.2)              --
Depreciation and
   amortization                16.4            4.1             3.5               0.2            0.7             24.9
Operating income (loss)        61.2            6.9             2.7               3.2           (4.0)            70.0

Total assets                  471.2          142.9           122.5              72.2           52.2            861.0

Additions to property,
   plant and equipment          9.3            2.2             2.5               9.1            4.8             27.9



   FOR THE SIX MONTHS                                      UNITED
         ENDED               UNITED                        KINGDOM                          CORPORATE
     JUNE 29, 2002           STATES        CANADA         & EUROPE         INTERNATIONAL      & OTHER          TOTAL
-----------------------     -------        -------        ---------        -------------    ---------        -------
                                                        (in millions of U.S. dollars)
External sales              $ 427.2        $  82.2         $  62.8            $  7.3        $    --          $ 579.5
Intersegment sales              0.8           11.1              --                --          (11.9)              --
Depreciation and
   amortization                13.9            3.1             3.3                --            0.5             20.8
Operating income (loss)        53.3            8.6            (2.6)              1.8           (3.9)            57.2

Total assets (as of
   December 28, 2002)         452.8          107.9           101.6              61.7           61.4            785.4

Additions to property,
   plant and equipment         13.6            1.4             0.6                --            3.0             18.6


Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the six months ended June 28, 2003, sales to a major customer accounted for 42% of Cott's total sales. For the six months ended June 29, 2002, sales to two major customers accounted for 42% and 10% of total sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cott Corporation is the world's largest retailer brand soft drink supplier, with the leading take home carbonated soft drink market shares in this segment in its core markets of the U.S., Canada and the U.K.

RESULTS OF OPERATIONS

Cott reported income from continuing operations of $24.6 million or $0.35 per diluted share for the second quarter ended June 28, 2003, up 28% as compared with $19.2 million, or $0.27 per diluted share, for the second quarter of 2002. For the first half of 2003, income from continuing operations increased 104% to $35.1 million or $0.50 per diluted share, from $17.2 million or $0.24 per diluted share in the same period last year. Income from continuing operations in the first half of 2002, excluding one-time costs of the high yield debt refinancing of $9.6 million net of income taxes, was $26.8 million or $0.38 per diluted share.

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

Net income for the first half of 2003 was $35.1 million compared with a net loss of $27.6 million or $0.39 per diluted share for the corresponding period in 2002. Cott adopted SFAS 142 in the first quarter of 2002. This change in the method of valuing goodwill resulted in a $44.8 million non-cash write down of the goodwill of the U.K. business in the first quarter of 2002.

SALES - Sales were up 18% to a record $388.1 million in the second quarter of 2003 compared to $329.5 million for the second quarter of 2002. Excluding the acquisition of Premium Beverage Packers, Inc. ("Wyomissing") and the formation of the new Mexican venture Cott Embotelladores de Mexico, S.A. de C.V. ("CEMSA"), both in June 2002, sales of $371.5 million were up 13% from the same period last year. Excluding the impact of foreign exchange rates and acquisitions, sales increased by 10%, led by growth in the U.S. business.

Sales for the first half of 2003 increased to $683.4 million, 18% higher than the same period last year and up 10% when the impact of foreign exchange rates and acquisitions are excluded. Sales volume was up 11% excluding the impact of the 2002 acquisitions.

Sales in the U.S. during the second quarter of 2003 increased to $278.0 million, up 16% from $239.7 million in 2002. The Wyomissing acquisition added $10.8 million to sales for the quarter. Excluding the acquisition, sales increased 12%. In the first half of 2003, sales of $504.6 million grew by 18% compared with the first half of last year. The Wyomissing acquisition added $20.7 million to sales and excluding the acquisition year to date sales increased 13%. The increase in sales for both the quarter and year to date was attributable to additional promotional activity by certain customers and increased sales of purified drinking water.

Sales in Canada were $55.7 million for the quarter, up 11% from $50.2 million in 2002. The $5.5 million improvement is due to the strengthening of the Canadian dollar. For the first half or the year, sales of $87.5 million were 6% higher than $82.2 million for the same period last year, but down 2% when the effect of foreign exchange rates is taken into account. The impact of the strengthening of the Canadian dollar was offset by poor sales in Western Canada.

Sales in the U.K. and Europe of $43.6 million in the second quarter of 2003 increased 25% from $34.9 million in the same period in 2002. Excluding the impact of the strengthened U.K. pound, sales increased 13%. For the first half of 2003, sales of $73.1 million were up 16% from the same period in 2002. Excluding the impact of foreign exchange rates, sales were up 4%. The increase in the second quarter and year to date is primarily due to new business.

The International segment includes CEMSA and the R.C. International business. Sales of this segment were $10.5 million for the second quarter and $17.7 million for the first half of 2003 compared with $4.7 million and $7.3 million during the same periods in 2002. CEMSA accounted for $5.9 million of the increase in the second quarter and $9.2 million of the year to date increase.

GROSS PROFIT - Gross profit for the second quarter of 2003 was $76.9 million, or 19.8% of sales, modestly down from 20.4% of sales in the second quarter of 2002, primarily as a result of increased packaging material and can conversion costs. Adverse foreign exchange rates relating to product imported from Canada to the U.S., was partially offset by favorable foreign exchange rates impact on raw material purchase prices in Canada. Year to date gross profit was $133.3 million, 19.5% of sales, compared to gross profit of $113.2 million, 19.5% of sales, in the first half of 2002. Increases in raw materials costs during the first half of 2003 were offset by improved operating efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $32.5 million for the second quarter of 2003, an increase of $4.2 million from $28.3 million for the second quarter of 2002. As a percentage of sales SG&A declined to 8.4% during the second quarter of 2003, down from 8.6% for the same period last year. For the first six months of 2003, SG&A of $64.1 million was $8.1 million higher than the same period in 2002. The increase was due primarily to the impact of the Wyomissing and CEMSA acquisitions and the strengthening of the U.K. pound and Canadian dollar as compared with the U.S. dollar. The additional costs associated with increasing the number of employees to meet the needs of Cott's growing business also increased SG&A.

OTHER EXPENSE - Other expense for the quarter was $0.9 million compared with income of $0.5 million in the second quarter of 2002. For the second quarter of 2003, other expense consists primarily of foreign exchange losses. The foreign exchange loss of $0.8 million for the second quarter of 2002 was about the same as it was in the corresponding period this year, however last year a gain on the sale of Cott's remaining interest in Menu Foods Limited more than offset the loss.

INTEREST EXPENSE - Net interest expense was $6.6 million for the second quarter of 2003 compared with $8.0 million in the second quarter of 2002. For the first half of 2003, net interest expense totaled $14.3 million, down $3.0 million from the same period last year. The $1.4 million decrease in net interest expense in the second quarter was primarily due to lower debt as well as lower effective interest rates on both the term debt and revolving credit facility. The year to date decrease of $3.0 million as compared to 2002 is also due to Cott having to pay interest on both the 2011 Notes issued in December 2001 and the 2005 & 2007 Notes that were redeemed on January 22, 2002. This double interest payment resulted in an additional charge of $1.4 million in the first quarter of 2002.

INCOME TAXES - Cott recorded an income tax provision of $12.4 million for the second quarter and $17.8 million for the first half of 2003 as compared with $11.4 million and $8.0 million, respectively for the same periods last year. For the first half of 2003, the overall effective tax rate was 33.6% compared with

31.5% for the same period last year. The prior year's income tax expense was impacted by a $1.8 million tax recovery related to realizing the benefit of a capital loss.

CHANGE IN ACCOUNTING PRINCIPLE - In the first quarter of 2002, Cott adopted SFAS
142. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests based on fair values rather than net recoverable amount. An impairment test of goodwill was required upon adoption of this standard. Cott completed the impairment test of its reporting units in the first quarter of 2002 under the new rules and as a consequence recorded a non-cash charge of $44.8 million to write down the entire goodwill of its U.K. business.

FINANCIAL CONDITION - Cash provided by operating activities for the first half of 2003 was $21.1 million, after capital expenditures of $27.9 million. Cott used cash from operations along with $24.3 million in additional short-term borrowings to repay $52.9 million of the term loan to take advantage of lower interest rates on its revolving credit facilities.

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

CAPITAL EXPENDITURES - Capital expenditures for the first six months of 2003 were $27.9 million compared with $18.6 million in the same period last year. Major expenditures to date in 2003 included $9.1 million for improvements to the CEMSA plant in Mexico that was acquired in June 2002 and information technology spending of $5.5 million. Cott expects capital expenditures for 2003 to be held to $50.0 million.

CAPITAL RESOURCES AND LONG-TERM DEBT - Cott's sources of capital include operating cash flows, short term borrowings under current credit facilities, issuance of public and private debt and issuance of equity securities. Management believes Cott has adequate financial resources to meet its ongoing cash requirements for operations and capital expenditures, as well as its other financial obligations based on its operating cash flows and currently available credit.

Cott's current credit facilities provide maximum credit of $99.7 million. At June 28, 2003, approximately $44.0 million of the committed revolving credit facility in the U.S. and Canada and $9.7 million of the demand revolving credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facilities was 3.7% as of June 28, 2003. The U.K. demand facility was replaced effective April 22, 2002 with a demand revolving credit facility providing maximum credit of (pound)15 million ($24.7 million U.S.) and expiring on March 31, 2004. Borrowings under this facility bear interest at the term interbank offered rate plus 0.75% for borrowings in U.K. pounds and Euros and the bank's short term offered rate plus 0.20% for borrowings in US dollars.

As of June 28, 2003, Cott's long-term debt totaled $309.2 million as compared with $355.8 million at the end of 2002. At the end of the second quarter, debt consisted of $268.6 million in 8% senior subordinated notes with a face value of $275 million, $33.7 million on the term loan and $6.9 million of other debt. Cott is exposed to interest rate risk as its term loan, which represents approximately 11% of its long-term debt at June 28, 2003, bears interest at floating rates. The weighted average interest rate on the term loan as of June 28, 2003 was 4.3%.

CANADIAN GAAP - Consolidated financial statements in accordance with Canadian GAAP are made available to all shareowners and are filed with Canadian regulatory authorities. Under Canadian GAAP in the half of 2003, Cott reported net income of $35.0 million and total assets of $862.5 million compared to the net income and total assets under U.S. GAAP of $35.1 million and $861.0 million, respectively. There are no material U.S./Canadian GAAP differences for the first half of 2003. There were two primary U.S./Canadian GAAP differences in the first half of 2002.

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

OUTLOOK - At this point, Cott expects sales revenues to grow between 12% and 15% for 2003 and earnings per diluted share to be between $0.97 and $1.00 for the year. Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. Overall the carbonated soft drink industry in Cott's core markets continues to show some growth, especially in the U.S. Facing intense competition from heavily promoted global and regional brands, Cott's major opportunity for growth depends on retailers' continued commitment to their retailer brand soft drink programs. Cott continues to strive to expand the business through growth with key customers, the pursuit of new customers and channels and through new acquisitions and alliances. Additional financing may be required to fund future acquisitions, and there can be no assurance that such financing will be available on favorable terms.

Management believes there are significant opportunities for growth in the U.S. market as retailer brand penetration is not currently as high as in other markets. The Canadian division will focus on innovation and entry into new channels. The U.K. business is stabilizing and continued efforts are expected to further improve earnings performance. Cott believes that significant growth opportunities exist in Mexico as, with a population of approximately 100 million, it is second only to the United States in per-capita consumption of soft drinks. As of the end of the second quarter of 2003, the upgrades at the CEMSA plant were substantially complete and the plant is in full operation.

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

Sales to Cott's top customer accounted for 42% of Cott's total sales for the first half of 2003 (first half of 2002 - the top two customers accounted for 42% and 10%, respectively). Sales to the top ten customers in the first half of 2003 were about 72% of total sales (first half of 2002 - 73%). The loss of any significant customer, or customers which in the aggregate represent a significant portion of Cott's sales, could have a material adverse effect on the Company's operating results and cash flows.

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

Although management believes the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could be incorrect. Cott's operations involve risks and uncertainties, many of which are outside of its control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct.

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

All future written and oral forward-looking statements attributable to management or other persons acting on Cott's behalf are expressly qualified in their entirety by the foregoing.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in Cott's Form 10-K for the fiscal year ended December 28, 2002 and Cott's Form 10-Q for the quarter ended March 29, 2003.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of the Company's Shareholders was held on April 17,
     2003.

(b)  The meeting was held to consider and vote on the following matters:


MATTERS SUBMITTED TO A VOTE               FOR           WITHHELD     NOT VOTED
------------------------------------------------------------------------------
To elect directors for a period of
one year:
         Colin J. Adair               44,354,384        1,708,303       --
         W. John Bennett              44,355,559        1,707,128       --
         C. Hunter Boll               43,817,521        2,245,166       --
         Serge Gouin                  44,354,541        1,708,146       --
         Thomas M. Hagerty            38,320,083        7,742,604       --
         Stephen H. Halperin          43,390,900        2,671,787       --
         David V. Harkins             38,280,396        7,782,291       --
         Philip B. Livingston         44,319,377        1,743,310       --
         Christine A. Magee           44,351,507        1,711,180       --
         Donald G. Watt               43,592,392        2,470,295       --
         Frank E. Weise III           43,847,981        2,214,706       --
------------------------------------------------------------------------------
To appoint
PricewaterhouseCoopers LLP
as auditors                           45,986,569           76,118       --
------------------------------------------------------------------------------

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

2.   Exhibits

     Number   Description

     3.1 Articles of Incorporation of Cott (incorporated by reference to Exhibit 3.1 to Cott's Form 10-K dated March 31, 2000).

     3.2 By-laws of Cott (incorporated by reference to Exhibit 3.2 to Cott's Form 10-K dated March 8, 2002).

     31.1 Certification of the chairman, and chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2003.

     31.2 Certification of the executive vice-president and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2003.

     32.1 Certification of the chairman, and chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2003.

     32.2 Certification of the executive vice-president and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2003.

     In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

3.   Reports on Form 8-K

     1. Cott filed a Current Report on Form 8-K, dated April 16, 2003, furnishing a press release that announced its financial results for the three months ended March 29, 2003.

     2. Cott filed a Current Report on Form 8-K, dated July 17, 2003, furnishing a press release that announced its financial results for the three and six months ended June 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COTT CORPORATION
                                        (Registrant)


Date: August 11, 2003                   /s/ Raymond P. Silcock
                                        ----------------------------------------
                                        Raymond P. Silcock
                                        Executive Vice President &
                                        Chief Financial Officer
                                        (On behalf of the Company)


Date: August 11, 2003                   /s/ Tina Dell'Aquila
                                        ----------------------------------------
                                        Tina Dell'Aquila
                                        Vice President, Controller and Assistant
                                        Secretary
                                        (Principal accounting officer)

                SCHEDULE III - CONSOLIDATING FINANCIAL STATEMENTS

Cott Beverages Inc., a wholly owned subsidiary of Cott, has entered into financing arrangements that are guaranteed by Cott and certain other wholly owned subsidiaries of Cott (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth on an unconsolidated basis, balance sheets, statements of income and cash flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and Cott's other subsidiaries (the "Non-guarantor Subsidiaries"). The supplemental financial information reflects the investments of Cott and Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting. Consolidating financial statements for the six month period ended June 28, 2002 have been restated to reflect the application of SFAS 145, which no longer allows early debt redemption costs to be classified as extraordinary items.

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                        FOR THE THREE MONTHS ENDED JUNE 28, 2003
                                 ---------------------------------------------------------------------------------------
                                          COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES       ENTRIES  CONSOLIDATED
                                 -------------- -------------- ------------- -------------- ------------- --------------
SALES                                  $ 70.8        $ 257.8         $ 10.8        $ 66.6        $ (17.9)      $ 388.1
Cost of sales                            57.9          205.9            8.7          56.6          (17.9)        311.2
                                       ------        -------         ------        ------        -------       -------

GROSS PROFIT                             12.9           51.9            2.1          10.0             --          76.9
Selling, general and
   administrative expenses                6.9           18.4            1.6           5.6             --          32.5
Unusual items                              --           (0.2)            --          (0.6)            --          (0.8)
                                       ------        -------         ------        ------        -------       -------
OPERATING INCOME                          6.0           33.7            0.5           5.0             --          45.2

Other expense, net                        0.4             --             --           0.5             --           0.9
Interest expense (income), net             --            8.0           (1.1)         (0.3)            --           6.6
Minority interest                          --             --             --           0.7             --           0.7
                                       ------        -------         ------        ------        -------       -------
INCOME BEFORE INCOME TAXES AND
   EQUITY INCOME                          5.6           25.7            1.6           4.1             --          37.0

Income taxes                             (1.6)          (9.8)            --          (1.0)            --         (12.4)
Equity income                            20.6            1.3           16.7            --          (38.6)           --
                                       ------        -------         ------        ------        -------       -------
NET INCOME                             $ 24.6        $  17.2         $ 18.3        $  3.1        $ (38.6)      $  24.6
                                       ======        =======         ======        ======        =======       =======


COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                         FOR THE SIX MONTHS ENDED JUNE 28, 2003
                                 ---------------------------------------------------------------------------------------
                                          COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES       ENTRIES  CONSOLIDATED
                                 -------------- -------------- ------------- -------------- ------------- --------------
SALES                                 $ 113.6        $ 466.5         $ 20.7       $ 113.1        $ (30.5)      $ 683.4
Cost of sales                            95.1          370.5           17.7          97.3          (30.5)        550.1
                                      -------        -------         ------       -------        -------       -------
GROSS PROFIT                             18.5           96.0            3.0          15.8             --         133.3
Selling, general and
   administrative expenses               11.9           38.4            2.7          11.1             --          64.1
Unusual items                              --           (0.2)            --          (0.6)            --          (0.8)
                                      -------        -------         ------       -------        -------       -------
OPERATING INCOME                          6.6           57.8            0.3           5.3             --          70.0

Other expense, net                        0.9            0.1             --           0.4             --           1.4
Interest expense (income), net             --           16.8           (2.2)         (0.3)            --          14.3
Minority interest                          --             --             --           1.3             --           1.3
                                      -------        -------         ------       -------        -------       -------
INCOME BEFORE INCOME TAXES AND
   EQUITY INCOME                          5.7           40.9            2.5           3.9             --          53.0

Income taxes                             (1.7)         (15.1)            --          (1.0)            --         (17.8)
Equity income (loss)                     31.1            1.7           27.2            --          (60.1)         (0.1)
                                      -------        -------         ------       -------        -------       -------
NET INCOME                            $  35.1        $  27.5         $ 29.7       $   2.9        $ (60.1)      $  35.1
                                      =======        =======         ======       =======        =======       =======

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                                 AS OF JUNE 28, 2003
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------- --------------- ------------- ------------- -------------- --------------
ASSETS
Current assets
   Cash                              $   0.8       $  (0.3)       $    0.2       $   1.6  $    $     --       $   2.3
   Accounts receivable                  46.2         101.8             5.3          43.6          (16.6)        180.3
   Inventories                          20.2          48.2             5.6          19.1             --          93.1
   Prepaid expenses                      1.3           2.1             0.6           2.1             --           6.1
                                     -------       -------        --------       -------       --------       -------
                                        68.5         151.8            11.7          66.4          (16.6)        281.8
Property, plant and equipment           58.9         137.5            21.8          76.1             --         294.3
Goodwill                                20.3          46.0            13.5           0.8             --          80.6
Intangibles and other assets             6.2         132.0            12.6          53.5             --         204.3
Due from affiliates                     46.2           5.1            70.3         274.1         (395.7)           --
Investments in subsidiaries            187.4          76.2           (14.4)           --         (249.2)           --
                                     -------       -------        --------       -------       --------       -------
                                     $ 387.5       $ 548.6        $  115.5       $ 470.9       $ (661.5)      $ 861.0
                                     =======       =======        ========       =======       ========       =======
LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings             $    --       $  31.6        $    0.6       $  14.2       $    --        $  46.4
   Current maturities of
     long-term debt                       --           8.2              --           0.7            --            8.9
   Accounts payable and
     accrued liabilities                42.8          73.1             7.2          49.8          (16.6)        156.3
                                     -------       -------        --------       -------       --------       -------
                                        42.8         112.9             7.8          64.7          (16.6)        211.6
Long-term debt                            --         298.4              --           1.9            --          300.3
Due to affiliates                       51.6          75.1           223.7          45.3         (395.7)           --
Other liabilities                       12.4          25.0             2.5           2.3            --           42.2
                                     -------       -------        --------       -------       --------       -------
                                       106.8         511.4           234.0         114.2         (412.3)        554.1
                                     -------       -------        --------       -------       --------       -------

Minority interest                         --            --              --          26.2            --           26.2

SHAREOWNERS' EQUITY
Capital stock
 Common shares                         256.7         275.8           122.7         451.4         (849.9)        256.7
Retained earnings (deficit)             41.0        (238.6)         (241.2)        (96.3)         576.1          41.0
Accumulated other
   comprehensive loss                  (17.0)           --              --         (24.6)          24.6         (17.0)
                                     -------       -------        --------       -------       --------       -------
                                       280.7          37.2          (118.5)        330.5         (249.2)        280.7
                                     -------       -------        --------       -------       --------       -------
                                     $ 387.5       $ 548.6        $  115.5       $ 470.9       $ (661.5)      $ 861.0
                                     =======       =======        ========       =======       ========       =======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                       FOR THE SIX MONTHS ENDED JUNE 28, 2003
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------- --------------- ------------- ------------- -------------- --------------
OPERATING ACTIVITIES
Net income (loss)                    $ 35.1        $  27.5         $  29.7       $  2.9      $ (60.1)        $  35.1
Depreciation and amortization           4.0           12.2             3.0          5.7           --            24.9
Amortization of financing fees           --            1.3              --           --           --             1.3
Deferred income taxes                   1.6            4.0              --          0.9           --             6.5
Minority interest                        --             --              --          1.3           --             1.3
Equity income (loss), net of
   distributions                      (31.1)           0.1           (27.2)          --         58.3             0.1
Other non-cash items                    0.6           (0.7)             --         (0.3)          --            (0.4)
Net change in non-cash
   working capital from
   continuing operations               (5.8)          (9.2)           (2.8)        (2.0)          --           (19.8)
                                     ------        -------         -------       ------      -------         -------
Cash provided by operating
   activities                           4.4           35.2             2.7          8.5         (1.8)           49.0
                                     ------        -------         -------       ------      -------         -------

INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (5.9)          (9.3)           (0.8)       (11.9)          --           (27.9)
Acquisitions and equity
   investments                           --             --              --         (0.5)          --            (0.5)
Advances to affiliates                  2.3           (0.4)           (2.2)        (5.0)         5.3              --
Investment in subsidiary               (3.0)            --              --           --          3.0              --
Other                                   0.1             --              --           --           --             0.1
                                     ------        -------         -------       ------      -------         -------
Cash provided by (used in)
   investing activities                (6.5)          (9.7)           (3.0)       (17.4)         8.3           (28.3)
                                     ------        -------         -------       ------      -------         -------

FINANCING ACTIVITIES
Payments of long-term debt               --          (53.1)             --         (0.3)          --           (53.4)
Issue of long-term debt                  --            3.7              --           --           --             3.7
Short-term borrowings                  (2.6)          15.1             0.6         11.2           --            24.3
Advances from affiliates                 --            8.5              --         (3.2)        (5.3)             --
Distributions to subsidiary
   minority shareowner                   --             --              --         (1.7)          --            (1.7)
Issue of common shares                  5.7             --              --          3.0         (3.0)            5.7
Dividends paid                           --             --              --         (1.8)         1.8              --
Other                                    --             --            (0.2)          --           --            (0.2)
                                     ------        -------         -------       ------      -------         -------
Cash provided by (used in)
   financing activities                 3.1          (25.8)            0.4          7.2         (6.5)          (21.6)
                                     ------        -------         -------       ------      -------         -------
Effect of exchange rate
   changes on cash                     (0.2)            --              --          0.1           --            (0.1)
                                     ------        -------         -------       ------      -------         -------
NET INCREASE (DECREASE) IN
   CASH                                 0.8           (0.3)            0.1         (1.6)          --            (1.0)
CASH, BEGINNING OF PERIOD                --             --             0.1          3.2           --             3.3
                                     ------        -------         -------       ------      -------         -------
CASH, END OF PERIOD                  $  0.8        $  (0.3)        $   0.2       $  1.6      $    --         $   2.3
                                     ======        =======         =======       ======      =======         =======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                        FOR THE THREE MONTHS ENDED JUNE 29, 2002
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------- --------------- ------------- ------------- -------------- --------------
SALES                                $ 56.7        $ 229.7         $   --        $ 50.7        $  (7.6)      $ 329.5
Cost of sales                          44.2          181.4             --          44.5           (7.7)        262.4
                                     ------        -------         ------        ------        -------       -------
GROSS PROFIT                           12.5           48.3             --           6.2            0.1          67.1
Selling, general and
   administrative expenses              8.7           14.8            0.5           4.3             --          28.3
                                     ------        -------         ------        ------        -------       -------
OPERATING INCOME (LOSS)                 3.8           33.5           (0.5)          1.9            0.1          38.8

Other expense (income), net             0.6             --             --          (1.1)            --          (0.5)
Interest expense (income), net         (2.9)           7.9            2.8           0.2             --           8.0
Minority interest                        --             --             --           0.5             --           0.5
                                     ------        -------         ------        ------        -------       -------

INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME              6.1           25.6           (3.3)          2.3            0.1          30.8
Income taxes                           (2.0)          (9.1)            --          (0.3)            --         (11.4)
Equity income (loss)                   15.1            1.0           16.9            --          (33.2)         (0.2)
                                     ------        -------         ------        ------        -------       -------
NET INCOME                           $ 19.2        $  17.5         $ 13.6        $  2.0        $ (33.1)      $  19.2
                                     ======        =======         ======        ======        =======       =======


COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                         FOR THE SIX MONTHS ENDED JUNE 29, 2002
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------- --------------- ------------- ------------- -------------- --------------
SALES                               $  93.3        $ 407.4         $   --       $  91.7        $ (12.9)      $ 579.5
Cost of sales                          74.8          322.4             --          82.1          (13.0)        466.3
                                    -------        -------         ------       -------        -------       -------
GROSS PROFIT                           18.5           85.0             --           9.6            0.1         113.2
Selling, general and
   administrative expenses             13.6           31.3            1.0          10.1             --          56.0
                                    -------        -------         ------       -------        -------       -------
OPERATING INCOME (LOSS)                 4.9           53.7           (1.0)         (0.5)           0.1          57.2

Other expense (income), net            14.7             --             --          (1.2)            --          13.5
Interest expense (income), net         (5.0)          15.8            6.1           0.4             --          17.3
Minority interest                        --             --             --           1.0             --           1.0
                                    -------        -------         ------       -------        -------       -------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME             (4.8)          37.9           (7.1)         (0.7)           0.1          25.4
Income taxes                            4.0          (12.6)            --           0.6             --          (8.0)
Equity income (loss)                   18.0            1.0           26.3            --          (45.5)         (0.2)
                                    -------        -------         ------       -------        -------       -------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                          17.2           26.3           19.2          (0.1)         (45.4)         17.2
Cumulative effect of change in
   accounting principle                  --             --             --         (44.8)            --         (44.8)
Equity loss on cumulative
   effect of change in
   accounting principle               (44.8)            --             --            --           44.8            --
                                    -------        -------         ------       -------        -------       -------
NET INCOME (LOSS)                   $ (27.6)       $  26.3         $ 19.2       $ (44.9)       $  (0.6)      $ (27.6)
                                    =======        =======         ======       =======        =======       =======

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                               AS OF DECEMBER 28, 2002
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------- --------------- ------------- ------------- -------------- --------------
ASSETS
Current assets
   Cash                              $    --      $     --        $    0.1       $   3.2     $     --         $   3.3
   Accounts receivable                  36.7          84.3             4.4          32.7        (21.9)          136.2
   Inventories                          15.1          43.9             5.7          13.3           --            78.0
   Prepaid expenses                      1.4           1.3             0.7           3.8           --             7.2
                                     -------      --------        --------       -------     --------         -------
                                        53.2         129.5            10.9          53.0        (21.9)          224.7
Property, plant and equipment           49.7         138.3            23.7          61.3           --           273.0
Goodwill                                17.5          46.0            13.5            --           --            77.0
Intangibles and other assets             7.4         134.8            13.0          55.5           --           210.7
Due from affiliates                     46.1           0.5            68.2         268.1       (382.9)             --
Investments in subsidiaries            148.4          79.2           (41.6)           --       (186.0)             --
                                     -------      --------        --------       -------     --------         -------
                                     $ 322.3      $  528.3        $   87.7       $ 437.9     $ (590.8)        $ 785.4
                                     =======      ========        ========       =======     ========         =======

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings             $   2.3      $   16.5        $     --       $   2.5     $     --         $  21.3
   Current maturities of
     long-term debt                       --          16.5              --            --           --            16.5
   Accounts payable and
     accrued liabilities                40.0          63.0             9.4          36.8        (21.9)          127.3
                                     -------      --------        --------       -------     --------         -------
                                        42.3          96.0             9.4          39.3        (21.9)          165.1
Long-term debt                            --         339.3              --            --           --           339.3
Due to affiliates                       50.6          66.6           219.6          46.1       (382.9)             --
Other liabilities                       11.2          16.7             6.9           1.4           --            36.2
                                     -------      --------        --------       -------     --------         -------
                                       104.1         518.6           235.9          86.8       (404.8)          540.6
                                     -------      --------        --------       -------     --------         -------

Minority interest                         --            --              --          26.6           --            26.6

SHAREOWNERS' EQUITY
Capital stock
     Common shares                     248.1         275.8           122.7         448.4       (846.9)          248.1
Retained earnings (deficit)              5.9        (266.1)         (270.9)        (97.4)       634.4             5.9
Accumulated other
   comprehensive loss                  (35.8)           --              --         (26.5)        26.5           (35.8)
                                     -------      --------        --------       -------     --------         -------
                                       218.2           9.7          (148.2)        324.5       (186.0)          218.2
                                     -------      --------        --------       -------     --------         -------
                                     $ 322.3      $  528.3        $   87.7       $ 437.9     $ (590.8)        $ 785.4
                                     =======      ========        ========       =======     ========         =======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                        FOR THE SIX MONTHS ENDED JUNE 29, 2002
                                ---------------------------------------------------------------------------------------
                                        COTT            COTT     GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                ------------- --------------- ------------- ------------- -------------- --------------
OPERATING ACTIVITIES
Income (loss) from continuing
   operations                      $   17.2        $  26.3        $  19.2         $ (0.1)       $ (45.4)     $   17.2
Depreciation and amortization           3.3           10.7            1.7            5.1             --          20.8
Amortization of financing fees          0.1            0.8             --             --             --           0.9
Deferred income taxes                  (4.1)           4.2             --           (0.8)            --          (0.7)
Minority interest                        --             --             --            1.0             --           1.0
Equity income, net of
   distributions                      (18.0)           0.8          (20.4)            --           37.8           0.2
Gain on disposal of investment         (1.3)            --             --             --             --          (1.3)
Other non-cash items                    5.4           (0.6)            --           (0.2)            --           4.6
Net change in non-cash
   working capital from
   continuing operations              (11.3)         (19.4)           0.7            2.5           (0.1)        (27.6)
                                   --------        -------        -------         ------        -------      --------
Cash provided by (used in)
   operating activities                (8.7)          22.8            1.2            7.5           (7.7)         15.1
                                   --------        -------        -------         ------        -------      --------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (4.2)         (13.1)          (0.6)          (0.7)            --         (18.6)
Acquisitions                           (1.8)            --          (27.7)          (1.5)            --         (31.0)
Advances to affiliates                   --           (0.5)            --             --            0.5            --
Investment in subsidiary              (15.0)         (27.0)         (10.0)            --           52.0            --
Other                                   2.8           (1.6)           0.2             --             --           1.4
                                   --------        -------        -------         ------        -------      --------
Cash used in investing
   activities                         (18.2)         (42.2)         (38.1)          (2.2)          52.5         (48.2)
                                   --------        -------        -------         ------        -------      --------
FINANCING ACTIVITIES
Payments of long-term debt           (276.4)          (2.0)            --             --             --        (278.4)
Short-term borrowings                   0.3           16.6             --             --             --          16.9
Decrease in cash in trust             297.3             --             --             --             --         297.3
Advances from affiliates                0.5             --             --             --           (0.5)           --
Distributions to subsidiary
   minority shareowner                   --             --             --           (1.7)            --          (1.7)
Issue of common shares                  5.0           10.0           37.0            5.0          (52.0)          5.0
Dividends paid                           --           (5.9)            --           (1.8)           7.7            --
                                   --------        -------        -------         ------        -------      --------
Cash provided by (used in)
   financing activities                26.7           18.7           37.0            1.5          (44.8)         39.1
                                   --------        -------        -------         ------        -------      --------
Effect of exchange rate
   changes on cash and cash
   equivalents                          0.3             --             --            0.3             --           0.6
                                   --------        -------        -------         ------        -------      --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                          0.1           (0.7)           0.1            7.1             --           6.6
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                   --            0.7             --            3.2             --           3.9
                                   --------        -------        -------         ------        -------      --------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                   $    0.1        $    --        $   0.1         $ 10.3        $    --      $   10.5
                                   ========        =======        =======         ======        =======      ========
