Form 10-Q
period 2003-09-27
COTT CORP /CN/
filed 2003-11-12
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                        September 27, 2003
                                            ------------------------------------

Commission File Number                                     000-19914
                                                       ----------------

                                COTT CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

         CANADA                                               None
---------------------------------              ---------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)

           207 Queen's Quay West, Suite 340, Toronto, Ontario M5J 1A7
         -------------------------------------------------------------
             (Address of principal executive offices) (Postal Code)

                                 (416) 203-3898
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No ____

There were 70,162,093 shares of common stock outstanding as of October 31, 2003.

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Statements of Income for the three and nine month periods ended
                  September 27, 2003 and September 28, 2002.............................................  Page 3

           Consolidated Balance Sheets as of September 27, 2003 and December 28, 2002...................  Page 4

           Consolidated Statements of Shareowners' Equity as of September 27, 2003
                  and September 28, 2002................................................................  Page 5

           Consolidated Statements of Cash Flows for the three and nine month periods ended
                  September 27, 2003 and September 28, 2002.............................................  Page 6

           Notes to the Consolidated Financial Statements ..............................................  Page 7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations ..................................................................................  Page 17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..................................  Page 22

Item 4.    Controls and Procedures .....................................................................  Page 22


                          PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings ...........................................................................  Page 23

Item 6.    Financial Statement Schedules, Exhibits and Reports on Form 8-K .............................  Page 23

Signatures .............................................................................................  Page 24

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                             For the three months ended     For the nine months ended
                                             --------------------------    --------------------------
                                             SEPTEMBER 27, SEPTEMBER 28,   SEPTEMBER 27, SEPTEMBER 28,
                                                     2003          2002            2003          2002
                                                ---------     ---------     -----------     ---------
SALES                                           $   389.8     $   338.8     $   1,073.2     $   918.3

Cost of sales                                       314.7         272.1           864.8         738.4
                                                ---------     ---------     -----------     ---------

GROSS PROFIT                                         75.1          66.7           208.4         179.9

Selling, general and administrative
   expenses                                          29.1          27.6            93.2          83.6
Unusual items                                          --            --            (0.8)           --
                                                ---------     ---------     -----------     ---------

OPERATING INCOME                                     46.0          39.1           116.0          96.3

Other expense (income), net -- note 3                (0.6)         (0.3)            0.8          13.2
Interest expense, net                                 6.8           8.1            21.1          25.4
Minority interest                                     0.8           0.6             2.1           1.6
                                                ---------     ---------     -----------     ---------

INCOME BEFORE INCOME TAXES AND EQUITY LOSS           39.0          30.7            92.0          56.1

Income taxes -- note 4                              (13.3)        (10.7)          (31.1)        (18.7)
Equity loss                                            --          (0.2)           (0.1)         (0.4)
                                                ---------     ---------     -----------     ---------

INCOME FROM CONTINUING OPERATIONS                    25.7          19.8            60.8          37.0

Cumulative effect of change in accounting
   principle -- note 5                                 --            --              --         (44.8)
                                                ---------     ---------     -----------     ---------

NET INCOME (LOSS) -- note 6                     $    25.7     $    19.8     $      60.8     $    (7.8)
                                                =========     =========     ===========     =========

PER SHARE DATA -- note 7
     INCOME (LOSS) PER COMMON SHARE --
       BASIC
     Income from continuing operations          $    0.37     $    0.29     $      0.88     $    0.58
     Cumulative effect of change in
       accounting principle                     $      --     $      --     $        --     $   (0.70)
     Net income (loss)                          $    0.37     $    0.29     $      0.88     $   (0.12)

     INCOME (LOSS) PER COMMON SHARE --
       DILUTED
     Income from continuing operations          $    0.36     $    0.28     $      0.86     $    0.52
     Cumulative effect of change in
       accounting principle                     $      --     $      --     $        --     $   (0.64)
     Net income (loss)                          $    0.36     $    0.28     $      0.86     $   (0.11)



The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)



                                                                                  SEPTEMBER 27,              DECEMBER 28,
                                                                                          2003                      2002
                                                                               ---------------           ---------------
                                                                                     Unaudited                   Audited
ASSETS

CURRENT ASSETS
Cash                                                                           $           9.4           $           3.3
Accounts receivable                                                                      160.8                     136.2
Inventories -- note 8                                                                     98.4                      78.0
Prepaid expenses and other                                                                 5.1                       7.2
                                                                               ---------------           ---------------
                                                                                         273.7                     224.7

PROPERTY, PLANT AND EQUIPMENT -- note 9                                                  302.0                     273.0

GOODWILL -- note 10                                                                       80.5                      77.0

INTANGIBLES AND OTHER ASSETS -- note 11                                                  205.0                     210.7
                                                                               ---------------           ---------------
                                                                               $         861.2           $         785.4
                                                                               ===============           ===============
LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                                                          $          41.6           $          21.3
Current maturities of long-term debt                                                       2.0                      16.5
Accounts payable and accrued liabilities                                                 161.9                     127.3
                                                                               ---------------           ---------------
                                                                                         205.5                     165.1

LONG-TERM DEBT                                                                           277.4                     339.3

OTHER LIABILITIES                                                                         45.6                      36.2
                                                                               ---------------           ---------------
                                                                                         528.5                     540.6
                                                                               ---------------           ---------------
MINORITY INTEREST                                                                         25.9                      26.6

SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares -- 69,517,893 shares issued                                                257.8                     248.1

RETAINED EARNINGS                                                                         66.7                       5.9

ACCUMULATED OTHER COMPREHENSIVE LOSS                                                     (17.7)                    (35.8)
                                                                               ---------------           ---------------
                                                                                         306.8                     218.2
                                                                               ---------------           ---------------
                                                                               $         861.2           $         785.4
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


                                        NUMBER OF      COMMON    PREFERRED    RETAINED     ACCUMULATED       TOTAL
                                         COMMON        SHARES     SHARES      EARNINGS        OTHER         EQUITY
                                         SHARES                              (DEFICIT)    COMPREHENSIVE
                                    (in thousands)                                             LOSS
                                          ------      --------    -------     -------        -------        --------
Balance at December 29, 2001              61,320      $  199.4    $  40.0     $   2.0        $ (43.7)       $  197.7
Options exercised, including tax
    benefit of $2.8 million                  853           8.0         --          --             --             8.0
Conversion of preferred shares into
    common shares                          6,286          40.0      (40.0)         --             --              --
Comprehensive loss -- note 6
     Currency translation adjustment          --            --         --          --            5.0             5.0
     Net loss                                 --            --         --        (7.8)            --            (7.8)
                                          ------      --------    -------     -------        -------        --------
Balance at September 28, 2002             68,459      $  247.4    $    --     $  (5.8)       $ (38.7)       $  202.9
                                          ======      ========    =======     =======        =======        ========

Balance at December 28, 2002              68,559      $  248.1    $    --     $   5.9        $ (35.8)       $  218.2

Options exercised, including tax
    benefit of $3.0 million                  959           9.7         --          --             --             9.7
Comprehensive income -- note 6
     Currency translation adjustment          --            --         --          --           18.1            18.1
     Net income                               --            --         --        60.8             --            60.8
                                          ------      --------    -------     -------        -------        --------
Balance at September 27, 2003             69,518      $  257.8    $    --     $  66.7        $ (17.7)       $  306.8
                                          ======      ========    =======     =======        =======        ========







The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Unaudited

                                                  For the three months ended                For the nine months ended
                                              ---------------------------------         ---------------------------------
                                              SEPTEMBER 27,        SEPTEMBER 28,        SEPTEMBER 27,        SEPTEMBER 28,
                                                      2003                 2002                 2003                 2002
                                                   -------            ---------             --------             --------
OPERATING ACTIVITIES
Income from continuing operations                  $  25.7            $    19.8             $   60.8             $   37.0
Depreciation and amortization                         13.0                 11.5                 37.9                 32.3
Amortization of financing fees                         0.2                  0.4                  1.5                  1.3
Deferred income taxes                                  3.6                  4.5                 10.1                  3.8
Minority interest                                      0.8                  0.6                  2.1                  1.6
Equity loss                                             --                  0.2                  0.1                  0.4
Gain on disposal of investment                          --                   --                   --                 (1.3)
Other non-cash items                                   0.4                  0.4                   --                  5.0
Net change in non-cash working capital
   from continuing operations -- note 12              15.3                  8.5                 (4.5)               (19.1)
                                                   -------            ---------             --------             --------
Cash provided by operating activities                 59.0                 45.9                108.0                 61.0
                                                   -------            ---------             --------             --------
INVESTING ACTIVITIES
Additions to property, plant and
   equipment -- note 9                                (7.0)                (8.5)               (34.9)               (27.1)
Acquisitions                                           1.0                  0.4                  0.5                (30.6)
Notes receivable                                      (2.5)                  --                 (2.5)                  --
Other                                                 (0.3)                 0.7                 (0.2)                 2.1
                                                   -------            ---------             --------             --------
Cash used in investing activities                     (8.8)                (7.4)               (37.1)               (55.6)
                                                   -------            ---------             --------             --------
FINANCING ACTIVITIES
Payments of long-term debt                           (38.5)                (0.2)               (88.2)              (278.6)
Short-term borrowings                                 (4.6)               (34.5)                19.7                (17.6)
Issue of long-term debt                                 --                  0.5                   --                  0.5
Decrease in cash in trust                               --                   --                   --                297.3
Distributions to subsidiary minority
   shareowner                                         (1.1)                (1.7)                (2.8)                (3.4)
Issue of common shares                                 1.0                  0.2                  6.7                  5.2
Other                                                 (0.1)                  --                 (0.3)                  --
                                                   -------            ---------             --------             --------
Cash provided by (used in) financing
   activities                                        (43.3)               (35.7)               (64.9)                 3.4
                                                   -------            ---------             --------             --------
Effect of exchange rate changes on cash
   and cash equivalents                                0.2                 (0.1)                 0.1                  0.5
                                                   -------            ---------             --------             --------
NET INCREASE IN CASH                                   7.1                  2.7                  6.1                  9.3

CASH, BEGINNING OF PERIOD                              2.3                 10.5                  3.3                  3.9
                                                   -------            ---------             --------             --------
CASH, END OF PERIOD                                $   9.4            $    13.2             $    9.4             $   13.2
                                                   =======            =========             ========             ========




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


NOTE 2 -- BUSINESS SEASONALITY

Cott's results from continuing operations for the three and nine month periods ended September 27, 2003 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are significantly impacted by business seasonality, which arises from higher sales in the second and third quarters versus the first and fourth quarters of the year in contrast to fixed costs such as depreciation, amortization and interest which are not significantly impacted by seasonal trends.


NOTE 3 -- OTHER EXPENSE (INCOME), NET

                                       For the three months ended                 For the nine months ended
                                    ---------------------------------         ---------------------------------
                                    SEPTEMBER 27,        SEPTEMBER 28,        SEPTEMBER 27,        SEPTEMBER 28,
                                            2003                 2002                 2003                 2002
                                         -------            ---------            ---------            ---------
                                       (in millions of U.S. dollars)             (in millions of U.S. dollars)
Foreign exchange loss (gain)             $  (0.2)           $    (0.3)           $     1.1            $     0.4
Costs of extinguishment of
  debt                                        --                   --                   --                 14.1
Gain on disposal of
  investment in Menu Foods Limited            --                   --                   --                 (1.3)
Other                                       (0.4)                  --                 (0.3)                  --
                                         -------            ---------            ---------            ---------
                                         $  (0.6)           $    (0.3)           $     0.8            $    13.2
                                         =======            =========            =========            =========

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 3 -- OTHER EXPENSE (INCOME), NET (continued)


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

In 2002, the Company recorded the $14.1 million loss on early extinguishment of the 2005 & 2007 Notes net of a deferred tax recovery of $4.5 million and classified it as an extraordinary item. In May 2002, the Financial Accounting Standards Board issued SFAS 145 indicating that certain debt extinguishment activities do not meet the criteria for classification as extraordinary items and should no longer be classified as extraordinary items. Cott adopted the standard retroactively in 2003 and reclassified the extinguishment costs to other expense (income), net and the related tax effect to income taxes. This restatement lowered income from continuing operations for the nine months ended September 28, 2002 by $9.6 million, or $0.15 per basic share and $0.14 per diluted share, to $37.0 million or $0.52 per diluted share. The restatement had no impact on any other reported periods.


NOTE 4 -- INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                       For the three months ended                 For the nine months ended
                                    ---------------------------------        ----------------------------------
                                    SEPTEMBER 27,        SEPTEMBER 28,        SEPTEMBER 27,        SEPTEMBER 28,
                                            2003                 2002                 2003                 2002
                                       ---------           ----------        -------------        -------------
                                       (in millions of U.S. dollars)             (in millions of U.S. dollars)
Income tax provision based on
    Canadian statutory rates           $   (14.1)          $    (11.8)       $       (33.2)       $       (21.5)
Foreign tax rate differential                0.5                  0.1                  1.8                 (1.0)
Manufacturing and processing
    deduction                                0.1                  0.1                  0.2                  0.4
Adjustment for change in enacted
   rates                                      --                  0.1                   --                  0.5
Realization of benefit on carry
   back of capital loss                       --                   --                   --                  1.8
Other items                                  0.2                  0.8                  0.1                  1.1
                                       ---------           ----------        -------------        -------------
                                       $   (13.3)          $    (10.7)       $       (31.1)       $       (18.7)
                                       =========           ==========        =============        =============

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 5 -- CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 2002, Cott adopted SFAS No. 142, Goodwill and Other Intangible Assets, for goodwill and other intangibles acquired prior to June 30, 2001. Cott adopted SFAS No. 142 for goodwill and other intangible assets acquired subsequent to June 30, 2001 in 2001. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to an annual impairment test. Other intangible assets continue to be amortized over their estimated useful lives and are also tested for impairment.

Cott completed a goodwill impairment test as of the adoption date for the standard and determined that unamortized goodwill of $44.8 million relating to the United Kingdom and Europe reporting unit was impaired under the new rules. The impairment write down has been recorded as a change in accounting principle. No income tax recovery was recorded on the impairment write down.


NOTE 6 -- COMPREHENSIVE INCOME (LOSS)


                                             For the three months ended                For the nine months ended
                                         ----------------------------------         ---------------------------------
                                          SEPTEMBER 27,        SEPTEMBER 28,         SEPTEMBER 27,       SEPTEMBER 28,
                                                  2003                 2002                  2003                2002
                                         -------------        -------------         -------------       -------------
                                           (in millions of U.S. dollars)             (in millions of U.S. dollars)
Net income (loss)                        $        25.7        $        19.8         $        60.8       $        (7.8)
Foreign currency translation gain
   (loss)                                         (0.7)                (2.9)                 18.1                 5.0
                                         -------------        -------------         -------------       -------------
                                         $        25.0        $        16.9         $        78.9       $        (2.8)
                                         =============        =============         =============       =============

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 7 -- INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money stock options were exercised and preferred shares were converted to common shares.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                              For the three months ended                For the nine months ended
                                           --------------------------------         ---------------------------------
                                           SEPTEMBER 27,       SEPTEMBER 28,        SEPTEMBER 27,        SEPTEMBER 28,
                                                   2003                2002                 2003                 2002
                                                 ------              ------                ------              ------
                                                      (in thousands)                            (in thousands)
Weighted average number of shares
    outstanding -- basic                         69,501              68,445                69,109              64,180
Dilutive effect of stock options                  1,638               1,994                 1,671               2,224
Dilutive effect of second preferred
    shares                                           --                  --                    --               4,099
                                                 ------              ------                ------              ------
Adjusted weighted average number
    of shares outstanding -- diluted             71,139              70,439                70,780              70,503
                                                 ======              ======                ======              ======


As of September 27, 2003, Cott had 69,517,893 common shares and 4,834,592 common share options outstanding. Of the common share options outstanding, 2,117,132 options were exercisable as of September 27, 2003.


NOTE 8 -- INVENTORIES

                                                                               SEPTEMBER 27,           DECEMBER 28,
                                                                                       2003                   2002
                                                                            ---------------        ---------------
                                                                                  (in millions of U.S. dollars)

Raw materials                                                               $          37.8        $          26.6
Finished goods                                                                         50.5                   41.8
Other                                                                                  10.1                    9.6
                                                                            ---------------        ---------------
                                                                            $          98.4        $          78.0
                                                                            ===============        ===============

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 9 -- PROPERTY, PLANT AND EQUIPMENT

                                                                               SEPTEMBER 27,           DECEMBER 28,
                                                                                       2003                   2002
                                                                            ---------------        ---------------
                                                                                  (in millions of U.S. dollars)
Cost                                                                        $         525.3        $         464.6
Accumulated depreciation                                                             (223.3)                (191.6)
                                                                            ---------------        ---------------
                                                                            $         302.0        $         273.0
                                                                            ===============        ===============


During 2003 Cott recorded $8.6 million of property, plant and equipment financed through capital leases.


NOTE 10 -- GOODWILL

                                             For the three months ended                For the nine months ended
                                         ----------------------------------         ---------------------------------
                                          SEPTEMBER 27,        SEPTEMBER 28,         SEPTEMBER 27,       SEPTEMBER 28,
                                                  2003                 2002                  2003                2002
                                         -------------        -------------         -------------       -------------
                                           (in millions of U.S. dollars)             (in millions of U.S. dollars)
Balance at beginning of period           $        80.6        $        78.5         $        77.0       $       114.1
Impairment write down on change in
   accounting principle                            -                    -                     -                 (44.8)
                                         -------------        -------------         -------------       -------------
                                                  80.6                 78.5                  77.0                69.3
Acquisitions                                       -                   (0.2)                  0.7                 8.4
Foreign exchange                                  (0.1)                (0.7)                  2.8                (0.1)
                                         -------------        -------------         -------------       -------------
Balance at end of period                 $        80.5        $        77.6         $        80.5       $        77.6
                                         =============        =============         =============       =============

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 11 -- INTANGIBLES AND OTHER ASSETS

                                        SEPTEMBER 27, 2003                              DECEMBER 28, 2002
                             ----------------------------------------      ------------------------------------------
                                 COST      ACCUMULATED         NET             COST        ACCUMULATED           NET
                                           AMORTIZATION                                    AMORTIZATION
                             ---------     ------------     ---------      -----------     ------------         -----
                                   (in millions of U.S. dollars)                  (in millions of U.S. dollars)
INTANGIBLES
Not subject to
   amortization
Rights                       $    80.7     $         --     $    80.7      $      80.4     $         --      $   80.4
                             ---------     ------------     ---------      -----------     ------------         -----
Subject to amortization
Customer lists                   108.3             19.1          89.2            108.3             13.5          94.8
Trademarks                        25.8              5.0          20.8             25.7              3.7          22.0
Other                              2.9              0.2           2.7              2.9              0.1           2.8
                             ---------     ------------     ---------      -----------     ------------         -----
                                 137.0             24.3         112.7            136.9             17.3         119.6
                             ---------     ------------     ---------      -----------     ------------         -----
                                 217.7             24.3         193.4            217.3             17.3         200.0
                             ---------     ------------     ---------      -----------     ------------         -----
OTHER ASSETS
Financing costs                    5.6              3.8           1.8              5.6              2.3          3.3
Other                             10.5              0.7           9.8              7.6              0.2          7.4
                             ---------     ------------     ---------      -----------     ------------         -----
                                  16.1              4.5          11.6             13.2              2.5         10.7
                             ---------     ------------     ---------      -----------     ------------         -----
                             $   233.8     $       28.8     $   205.0      $     230.5     $       19.8      $  210.7
                             =========     ============     =========      ===========     ============      ========


Amortization expense of intangible assets was $7.0 million for the period ended September 27, 2003 ($6.3 million -- September 28, 2002). The amortization expense for intangible assets is estimated at about $9 million per year for the next five years.


NOTE 12 -- NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                               For the three months ended                 For the nine months ended
                                           ----------------------------------         ----------------------------------
                                           SEPTEMBER 27,        SEPTEMBER 28,         SEPTEMBER 27,        SEPTEMBER 28,
                                                   2003                 2002                  2003                 2002
                                           -------------        -------------         -------------        -------------
                                             (in millions of U.S. dollars)              (in millions of U.S. dollars)
Decrease (increase) in accounts
   receivable                               $      13.3          $       6.6          $      (19.0)        $      (11.9)
Decrease (increase) in inventories                 (5.3)                (1.9)                (17.2)                (8.5)
Decrease (increase) in prepaid expenses            (2.6)                 0.6                  (0.8)                 0.7
Increase (decrease) in accounts
   payable and accrued liabilities                  9.9                  3.2                  32.5                  0.6
                                            -----------          -----------          ------------         ------------
                                            $      15.3          $       8.5          $       (4.5)        $      (19.1)
                                            ===========          ===========          ============         ============

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 13 -- STOCK OPTION PLANS

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

                                               For the three months ended                For the nine months ended
                                             ---------------------------------          ----------------------------
                                             SEPTEMBER 27,        SEPTEMBER 28,         SEPTEMBER 27,   SEPTEMBER 28,
                                                      2003                2002                  2003            2002
                                             -------------        ------------          ------------    ------------
                                             (in millions of U.S. dollars,             (in millions of U.S. dollars,
                                               except per share amounts)                 except per share amounts)
     NET INCOME (LOSS)
              As reported                       $     25.7          $     19.8           $      60.8       $    (7.8)
              Less: Compensation
                 expense                               1.6                 1.6                   4.5             3.8
              Pro forma                               24.1                18.2                  56.3           (11.6)
     NET INCOME (LOSS) PER SHARE --
     BASIC
              As reported                             0.37                0.29                  0.88           (0.12)
              Pro forma                               0.35                0.27                  0.81           (0.18)
     NET INCOME (LOSS) PER SHARE --
     DILUTED
              As reported                             0.36                0.28                  0.86           (0.11)
              Pro forma                               0.34                0.26                  0.80           (0.16)

The pro forma compensation expense has been tax adjusted to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                                           SEPTEMBER 27,       SEPTEMBER 28,
                                                                                   2003                2002
                                                                          -------------       -------------
Risk-free interest rate                                                     3.9% - 4.3%         3.8% - 4.7%
Average expected life (years)                                                        4                   4
Expected volatility                                                               45.0%               45.0%
Expected dividend yield                                                             --                  --


NOTE 14 -- CONTINGENCIES

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


NOTE 15 -- SEGMENT REPORTING

Cott produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the United States, Canada, the United Kingdom & Europe and International. The International segment includes the Mexican acquisitions of June 2002 and the Royal Crown International business. The concentrate assets and related expenses have been included in the Corporate & Other Segment for the nine months ended September 27, 2003. For comparative purposes, the segmented information for prior periods has been restated to conform to the way Cott currently manages its beverage business by geographic segments as described below:

BUSINESS SEGMENTS

  FOR THE THREE                                            UNITED
  MONTHS ENDED              UNITED                        KINGDOM &                        CORPORATE
  SEPTEMBER 27, 2003        STATES       CANADA            EUROPE       INTERNATIONAL      & OTHER         TOTAL
---------------------    -----------   -----------       ----------     -------------     ---------      -----------
                                                        (in millions of U.S. dollars)
External sales           $     274.4   $      55.3        $    47.6     $       12.0      $     0.5      $     389.8
Intersegment sales                --           9.7               --               --           (9.7)              --
Depreciation and
   amortization                  8.7           2.0              1.7              0.3            0.3             13.0
Operating income                34.6           6.2              3.9              1.3             --             46.0

Total assets                   470.1         132.2            127.4             73.6           57.9            861.2

Additions to property,
   plant and equipment           1.8           1.4              3.2             (2.8)           3.4              7.0
                         -----------   -----------        ---------     ------------      ---------      -----------


  FOR THE THREE                                            UNITED
  MONTHS ENDED              UNITED                         KINGDOM &                       CORPORATE
  SEPTEMBER 28, 2002        STATES       CANADA             EUROPE     INTERNATIONAL       & OTHER        TOTAL
---------------------    -----------   -----------        ---------   --------------      ---------    -----------
                                                        (in millions of U.S. dollars)
External sales           $     247.9   $      46.1        $    37.9   $          6.6      $     0.3    $     338.8
Intersegment sales                --           9.3               --               --           (9.3)            --
Depreciation and
   amortization                  7.7           1.6              1.7               --            0.5           11.5
Operating income (loss)         33.1           4.3              2.7              0.5           (1.5)          39.1

Total assets (as of
   December 28, 2002)          452.8         107.9            101.6             61.7           61.4          785.4

Additions to property,
   plant and equipment           5.0           0.9              0.9               --            1.7            8.5
                         -----------   -----------        ---------   --------------      ---------    -----------

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 15 -- SEGMENT REPORTING (continued)


     FOR THE NINE                                          UNITED
      MONTHS ENDED          UNITED                        KINGDOM &                        CORPORATE
  SEPTEMBER 27, 2003        STATES        CANADA           EUROPE     INTERNATIONAL        & OTHER          TOTAL
--------------------     -----------    ----------      -----------   --------------      ---------      -----------
                                                        (in millions of U.S. dollars)
External sales           $     779.0    $    142.8      $     120.7   $         29.7      $     1.0      $   1,073.2
Intersegment sales               0.1          35.8               --               --          (35.9)              --
Depreciation and
   amortization                 25.2           6.1              5.2              0.4            1.0             37.9
Operating income (loss)         95.8          13.1              6.6              4.5           (4.0)           116.0

Total assets                   470.1         132.2            127.4             73.6           57.9            861.2

Additions to property,
   plant and equipment          11.0           7.4              5.7              6.5            4.3             34.9
                         -----------    ----------      -----------   --------------      ---------      -----------



     FOR THE NINE                                          UNITED
     MONTHS ENDED           UNITED                        KINGDOM &                        CORPORATE
  SEPTEMBER 28, 2002        STATES        CANADA           EUROPE      INTERNATIONAL       & OTHER          TOTAL
--------------------     -----------    ----------      -----------   --------------      ---------      -----------
                                                        (in millions of U.S. dollars)
External sales           $     675.1    $    128.3      $     100.7      $      13.9      $     0.3     $    918.3
Intersegment sales               0.8          20.4               --               --          (21.2)            --
Depreciation and
   amortization                 21.6           4.7              5.0               --            1.0           32.3
Operating income (loss)         86.4          12.9              0.1              2.3           (5.4)          96.3

Total assets (as of
   December 28, 2002)          452.8         107.9            101.6             61.7           61.4          785.4

Additions to property,
   plant and equipment          18.6           2.3              1.5               --            4.7           27.1
                         -----------    ----------      -----------      -----------      ---------      -----------



Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

Sales to one major customer accounted for 41% of Cott's total sales for the three months ended September 27, 2003 and 42% for the nine month period then ended. Sales to two major customers accounted for 38% and 9%, respectively, of Cott's total sales for the three months ended September 28, 2002 and 40% and 10%, respectively for the nine month period then ended.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 15 -- SEGMENT REPORTING (continued)


                         REVENUES FOR THE THREE MONTHS ENDED               REVENUES FOR THE NINE MONTHS ENDED
                       ---------------------------------------           --------------------------------------
                         SEPTEMBER 27,            SEPTEMBER 28,             SEPTEMBER 27,          SEPTEMBER 28,
                                 2003                     2002                      2003                   2002
                       --------------           --------------           ---------------        ---------------
                              (in millions of U.S. dollars)                    (in millions of U.S. dollars)
United States          $        279.9           $        251.0           $         793.6        $         685.5
Canada                           55.3                     46.1                     142.8                  128.3
United Kingdom                   46.1                     35.6                     116.0                   93.3
Other                             8.5                      6.1                      20.8                   11.2
                       --------------           --------------           ---------------        ---------------
                       $        389.8           $        338.8           $       1,073.2        $         918.3
                       ==============           ==============           ===============        ===============


  Revenues are attributed to countries based on the location of the plant.


                           PROPERTY, PLANT AND EQUIPMENT, GOODWILL,
                               AND INTANGIBLES AND OTHER ASSETS
                         -------------------------------------------
                           SEPTEMBER 27,                DECEMBER 28,
                                   2003                        2002
                         --------------             ---------------
                               (in millions of U.S. dollars)
United States            $        423.1             $         426.9
Canada                             90.5                        70.3
United Kingdom                     63.4                        61.3
Other                              10.5                         2.2
                         --------------             ---------------
                         $        587.5             $         560.7
                         ==============             =====+=========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cott Corporation is the world's largest retailer brand soft drink supplier, with the leading take home carbonated soft drink shares in this segment in its core markets of the U.S., Canada and the U.K.

RESULTS OF OPERATIONS

Cott reported income from continuing operations of $25.7 million or $0.36 per diluted share for the third quarter ended September 27, 2003, up 30% as compared with $19.8 million, or $0.28 per diluted share, for the third quarter of 2002. For the first nine months of 2003, income from continuing operations increased 64% to $60.8 million or $0.86 per diluted share, from $37.0 million or $0.52 per diluted share in the same period last year. Income from continuing operations in the first nine months of 2002, excluding one-time costs of the high yield debt refinancing of $9.6 million net of income taxes, was $46.6 million or $0.66 per diluted share.

In the first quarter of 2002, a one time charge of $9.6 million, ($14.1 million less income taxes of $4.5 million) was recorded as penalties and other costs associated with the early redemption of the 9.375% and 8.5% senior notes maturing in 2005 and 2007 ("2005 & 2007 Notes"). Under U.S. GAAP, this charge was recorded as an extraordinary item in the first quarter of 2002. However, in May 2002 the Financial Accounting Standards Board issued SFAS 145, which no longer allowed certain debt extinguishment activities to be recorded as extraordinary items. Cott retroactively adopted this standard in 2003 and, as a result, reclassified this one-time charge to other expense.

Net income for the first nine months of 2003 was $60.8 million, or $0.86 per diluted share, compared with a net loss of $7.8 million or $0.11 per diluted share for the corresponding period in 2002. Cott adopted SFAS 142 in the first quarter of 2002. This change in the method of valuing goodwill resulted in a $44.8 million non-cash write down of the goodwill of the U.K. business in the first quarter of 2002.

SALES -- Sales were up 15% to a record $389.8 million in the third quarter of 2003 compared to $338.8 million for the third quarter of 2002. Excluding the impact of foreign exchange rates, sales increased by 13%. During the third quarter of 2003, total volume in 8oz case equivalents was 293.0 million cases, up 26% from 231.7 million cases in 2002. Excluding the impact of concentrate sales, volume was up 8% in the third quarter of 2003.

Sales for the first nine months of 2003 increased to $1,073.2 million, 17% higher than the same period last year. Excluding the impact of foreign exchange and the acquisitions of Premium Beverage Packers, Inc. ("Wyomissing") and Cott's Mexican business, Cott Embotelladores de Mexico, S.A. de C.V. ("CEMSA"), sales were up 11%. During the first nine months of 2003, total volume in 8oz case equivalents was 768.4 million cases, up 23% from 623.0 million cases in 2003. Excluding the impact of the acquisitions and concentrate sales, volume was up 10% in the first nine months of 2003.

Sales in the U.S. during the third quarter of 2003 increased to $274.4 million, up 11% from $247.9 million in 2002. In the first nine months of 2003, sales of $779.0 million grew by 15% compared with the first nine months of last year. The Wyomissing acquisition, which occurred in June of 2002 added $20.7 million to sales for the first half of the year and excluding the acquisition the nine month period sales increased 12%. The increase in sales for both the quarter and the nine month period was attributable to additional promotional activity by certain customers and increased sales of purified drinking water.

Sales in Canada were $55.3 million for the quarter, up 20% from $46.1 million in 2002. Excluding the impact of foreign exchange rates sales were 6% higher than last year. For the first nine months of the year, sales of $142.8 million were 11% higher than $128.3 million for the same period last year, but up 1% when the effect of foreign exchange rates is taken into account. The impact of the strengthening of the Canadian dollar was partially offset by poor sales in Western Canada.

Sales in the U.K. and Europe of $47.6 million in the third quarter of 2003 increased 26% from $37.9 million in the same period in 2002. Excluding the impact of the strengthened U.K. pound, sales increased 21%. For the first nine months of 2003, sales of $120.7 million were up 20% from the same period in 2002. Excluding the impact of foreign exchange rates, sales were up 10%. The increase in the third quarter and the nine month period is primarily due to new business and warmer than normal summer temperatures.

The International segment includes CEMSA and the R.C. International business. Sales of this segment were $12.0 million for the third quarter and $29.7 million for the first nine months of 2003 compared with $6.6 million and $13.9 million during the same periods in 2002. CEMSA accounted for $6.9 million of the third quarter sales in 2003, up from $3.8 million in 2002. For the first nine months of 2003, CEMSA sales were $16.0 million, an increase of $12.2 million when compared to the same period last year.

GROSS PROFIT -- Gross profit for the third quarter of 2003 was $75.1 million, or 19.3% of sales, down from 19.7% in the third quarter of 2002. This was primarily a result of Cott incurring additional freight costs during the busy summer season. The Company increased the volume of U.S. products made in its Canadian plants and increased production by outside copackers in the U.S. For the first nine months of 2003, gross profit was $208.4 million, 19.4% of sales, compared to gross profit of $179.9 million, 19.6% of sales, in the first nine months of 2002. Increases in raw materials costs during the first nine months of 2003 were offset by improved operating efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A was $29.1 million for the third quarter of 2003, an increase of $1.5 million from $27.6 million for the third quarter of 2002, principally due to foreign exchange impacts in the U.K. and Canadian business units. As a percentage of sales, SG&A declined to 7.5% during the third quarter of 2003, down from 8.1% for the same period last year. For the first nine months of 2003, SG&A of $93.2 million was $9.6 million higher than the same period in 2002. This increase was due to the effect of foreign exchange (U.K. and Canada), the impact of the Wyomissing (U.S.) and CEMSA (Mexico) acquisitions and from an increase in the number of employees to meet the needs of Cott's growing business.

OTHER EXPENSE (INCOME) -- Other income for the third quarter of 2003 was $0.6 million, up from $0.3 million in the third quarter of 2002. Other expense (income) consists primarily of foreign exchange losses. For the first nine months of 2003 other expense was $0.8 million compared to $13.2 million during the same period in 2002. The difference is primarily due to debt extinguishment costs of $14.1 million recorded in the first quarter of 2002 partially offset by a gain on the sale of Cott's remaining interest in Menu Foods Limited recorded in the second quarter of 2002.

INTEREST EXPENSE -- Net interest expense was $6.8 million for the third quarter of 2003, down from $8.1 million in the third quarter of 2002. The $1.3 million decrease in net interest expense in the third quarter was primarily due to lower debt as well as lower effective interest rates on both the term debt and revolving credit facility. For the first nine months of 2003, net interest expense totaled $21.1 million, down $4.3 million from the same period last year. The nine month period decrease of $4.3 million as compared to 2002 is also due to Cott having had to pay interest on both the 2011 Notes issued in December 2001 and the 2005 & 2007 Notes that were redeemed on January 22, 2002. This double interest payment resulted in an additional charge of $1.4 million in the first quarter of 2002.

INCOME TAXES -- Cott recorded an income tax provision of $13.3 million for the third quarter and $31.1 million for the first nine months of 2003 as compared with $10.7 million and $18.7 million, respectively for the same periods last year. For the first nine months of 2003, the overall effective tax rate was 33.8% compared with 33.3% for the same period last year. The prior year's income tax expense was impacted by a $1.8 million tax recovery related to realizing the benefit of a capital loss.

CHANGE IN ACCOUNTING PRINCIPLE -- In the first quarter of 2002, Cott adopted SFAS 142. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests based on fair values rather than net recoverable amount. An impairment test of goodwill was required upon adoption of this standard. Cott completed the impairment test of its reporting units in the first quarter of 2002 under the new rules and as a consequence recorded a non-cash charge of $44.8 million to write down the entire goodwill of its U.K. business.

FINANCIAL CONDITION -- Cash provided by operating activities for the first nine months of 2003 was $73.1 million, after capital expenditures of $34.9 million. For the same period in 2002 cash provided by operating activities was $33.9 million, after capital expenditures of $27.1 million. Cott used cash from operations along with $19.7 million in additional short-term borrowings to repay $86.6 million of the term loan to take advantage of lower interest rates on its revolving credit facilities.

INVESTING ACTIVITIES -- In January 2002, Cott made two investments totaling $1.8 million to strengthen its position in the spring water segment across Canada. At that time, Cott acquired a 49% interest in Iroquois West Bottling Limited, which operates a spring water bottling facility in Revelstoke, British Columbia and a 30% interest in Iroquois Water Ltd., which produces bottled water in Cornwall, Ontario. On December 29, 2002, Cott acquired the remaining 51% interest in Iroquois West Bottling Limited and changed its name to Cott Revelstoke Ltd.

CAPITAL EXPENDITURES -- Capital expenditures for the first nine months of 2003 were $34.9 million compared with $27.1 million in the same period last year. Major expenditures to date in 2003 included $6.3 million for improvements to the CEMSA plant in Mexico that was acquired in June 2002 and information technology spending of $8.9 million. During the year Cott also recorded $8.6 million of property, plant and equipment, which was financed by capital leases. Cott expects capital expenditures for 2003 to be approximately $50.0 million.

CAPITAL RESOURCES AND LONG-TERM DEBT -- Cott's sources of capital include operating cash flows, short term borrowings under current credit facilities, issuance of public and private debt and issuance of equity securities. Management believes Cott has adequate financial resources to meet its ongoing cash requirements for operations and capital expenditures, as well as its other financial obligations based on its operating cash flows and currently available credit.

Cott's current credit facilities provide maximum credit of $99.9 million. At September 27, 2003, approximately $44.8 million of the committed revolving credit facility in the U.S. and Canada and $20.0 million of the demand revolving credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facilities was 3.83% as of September 27, 2003. The U.K. demand facility was replaced effective February 27, 2003 with a demand revolving credit facility providing maximum credit of (pound)15 million ($24.9 million U.S.) and expiring on March 31, 2004. Overdraft borrowings under this facility bear interest at the bank's short term offered rate plus 1.00% except for U.S. dollar borrowings where the margin is 0.20%. Term borrowings under this facility include a margin of 0.75%.

As of September 27, 2003, Cott's total long-term debt totaled $279.4 million as compared with $355.8 million at the end of 2002. At the end of the third quarter, debt consisted of $268.6 million in 8% senior subordinated notes with a face value of $275 million, and $10.8 million of other debt. In the third quarter of 2003 Cott repaid its term loan.

CANADIAN GAAP -- Consolidated financial statements in accordance with Canadian GAAP are made available to all shareowners and are filed with Canadian regulatory authorities. Under Canadian GAAP in the first nine months of 2003, Cott reported net income of $60.6 million and total assets of $862.6 million compared to the net income and total assets under U.S. GAAP of $60.8 million and $861.2 million, respectively. There are no material U.S./Canadian GAAP differences for the first nine months of 2003. There were two primary U.S./Canadian GAAP differences in the first nine months of 2002.

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

OUTLOOK -- At this point, Cott expects sales to grow between 13% and 16% for 2003 and earnings per diluted share to be between $1.03 and $1.07 for the year. Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. Overall the carbonated soft drink industry in Cott's core markets continues to show some growth, especially in the U.S. Facing intense competition from heavily promoted global and regional brands, Cott's major opportunity for growth depends on retailers' continued commitment to their retailer brand soft drink programs. Cott continues to strive to expand the business through growth with key customers, the pursuit of new customers and channels and through new acquisitions and alliances. Additional financing may be required to fund future acquisitions, and there can be no assurance that such financing will be available on favorable terms.

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

     RISKS AND UNCERTAINTIES -- Risks and uncertainties include national brand pricing strategies, commitment of major customers to retailer brand programs, stability of procurement costs for items such as sweetener, packaging materials and other ingredients, the successful integration of new acquisitions, seasonality of sales, the ability to protect intellectual property and fluctuations in interest rates and foreign currencies versus the U.S. dollar. Recently, Cott lost some spring water business in the U.S. The spring water was being copacked for Cott by Iroquois Water Ltd. ("Iroquois Water"), a Canadian company in which Cott has invested $5.1 million including equity and cash advances. The business was lost principally due to the rise in value of the Canadian dollar, which made it non-competitive. While this lost business has had a significant adverse impact on Iroquois Water, management believes that the efforts of both Iroquois and Cott to find new customers to replace it will be successful.

Sales to Cott's top customer accounted for 42% of Cott's total sales for the first nine months of 2003. For the first nine months of 2002 sales to two major customers accounted for 40% and 10%, respectively, of Cott's total sales. Sales to the top ten customers in the first nine months of 2003 and 2002 were about 71% of total sales. The loss of any significant customer, or customers which in the aggregate represent a significant portion of Cott's sales, could have a material adverse effect on the Company's operating results and cash flows.

FORWARD-LOOKING STATEMENTS -- In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and Cott's future results. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to Cott's business strategy, goals and expectations concerning its market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "should", "will" and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

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

o fluctuations in the cost and availability of beverage ingredients and packaging supplies, and Cott's ability to maintain favorable arrangements and relationships with its suppliers. For example, Cott obtains its cans principally from one supplier. While the Company believes that it could replace its can supplier if the need arose, it could incur higher prices and transportation costs in doing so. Thus, the loss or deterioration of its relationship with its principal can supplier could have a material effect. The Company recently entered into a new agreement with its can supplier, a copy of which is filed as an Exhibit to this Form 10-Q;

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


ITEM 4.    CONTROLS AND PROCEDURES

Cott's Management, including Cott's Chief Executive Officer and Chief Financial Officer, have concluded that its disclosure controls and procedures are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no significant changes in Cott's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in Cott's Form 10-K for the fiscal year ended December 28, 2002 and Cott's Form 10-Q for the quarter ended March 29, 2003.


ITEM 6.    FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

1.        Financial Statement Schedules

          Schedule III -- Consolidating Financial Statements

2.        Exhibits

          Number    Description
          ------    -----------

          3.1 Articles of Incorporation of Cott (incorporated by reference to Exhibit 3.1 to Cott's Form 10-K dated March 31, 2000).

          3.2 By-laws of Cott (incorporated by reference to Exhibit 3.2 to Cott's Form 10-K dated March 8, 2002).

         10.14 (*) Supply Agreement executed November 11, 2003 but effective January 1, 2002 between Crown Cork & Seal Company, Inc. and Cott Corporation.

         31.1 Certification of the chairman, and chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2003.

         31.2 Certification of the executive vice-president and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2003.

         32.1 Certification of the chairman, and chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2003.

         32.2 Certification of the executive vice-president and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2003.

           (*)      Document is subject to a request for confidential treatment.


          In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.


3.        Reports on Form 8-K

          1. Cott filed a Current Report on Form 8-K, dated October 16, 2003, furnishing a press release that announced its financial results for the three and nine months ended September 27, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COTT CORPORATION
                                        (Registrant)


Date: November 11, 2003                 /s/ Raymond P.Silcock
                                        Raymond P. Silcock
                                        Executive Vice President &
                                        Chief Financial Officer
                                        (On behalf of the Company)


Date: November 11, 2003                 /s/ Tina Dell'Aquila
                                        Tina Dell'Aquila
                                        Vice President, Controller and Assistant
                                        Secretary
                                        (Principal accounting officer)

               SCHEDULE III -- CONSOLIDATING FINANCIAL STATEMENTS

Cott Beverages Inc., a wholly owned subsidiary of Cott, has entered into financing arrangements that are guaranteed by Cott and certain other wholly owned subsidiaries of Cott (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth on an unconsolidated basis, balance sheets, statements of income and cash flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and Cott's other subsidiaries (the "Non-guarantor Subsidiaries"). The supplemental financial information reflects the investments of Cott and Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting. Consolidating financial statements for the nine month period ended September 28, 2002 have been restated to reflect the application of SFAS 145, which no longer allows early debt redemption costs to be classified as extraordinary items.


COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003
                                   -------------------------------------------------------------------------------------
                                                         COTT
                                          COTT      BEVERAGES      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                   CORPORATION           INC.   SUBSIDIARIES   SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------      ---------   ------------  -------------   -----------   ------------
SALES                                  $  65.1       $  253.3        $  11.8       $  72.2       $  (12.6)     $  389.8
Cost of sales                             53.4          203.4            9.5          61.0          (12.6)        314.7
                                       -------       --------        -------       -------       --------      --------
GROSS PROFIT                              11.7           49.9            2.3          11.2             --          75.1
Selling, general and
   administrative expenses                 5.0           17.2            1.4           5.5             --          29.1
                                       -------       --------        -------       -------       --------      --------

OPERATING INCOME                           6.7           32.7            0.9           5.7             --          46.0

Other expense (income), net               (0.6)          (0.2)            --           0.2             --          (0.6)
Interest expense (income), net            (0.1)           7.9           (1.2)          0.2             --           6.8
Minority interest                           --             --             --           0.8             --           0.8
                                       -------       --------        -------       -------       --------      --------
INCOME BEFORE INCOME TAXES AND
   EQUITY INCOME                           7.4           25.0            2.1           4.5             --          39.0

Income taxes                              (2.5)          (9.6)            --          (1.2)            --         (13.3)
Equity income                             20.8            1.7           16.2            --          (38.7)           --
                                       -------       --------        -------       -------       --------      --------
NET INCOME                             $  25.7       $   17.1        $  18.3       $   3.3       $  (38.7)     $   25.7
                                       =======       ========        =======       =======       ========      ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003
                                   ---------------------------------------------------------------------------------
                                                     COTT
                                          COTT  BEVERAGES      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                   CORPORATION        INC.  SUBSIDIARIES   SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------   --------   ------------ --------------  ------------   ------------

SALES                               $  178.7     $  719.8     $  32.5     $  185.3       $ (43.1)       $  1073.2
Cost of sales                          148.5        573.9        27.2        158.3         (43.1)           864.8
                                    --------     --------     -------     --------       -------        ---------
GROSS PROFIT                            30.2        145.9         5.3         27.0            --            208.4
Selling, general and
   administrative expenses              16.9         55.6         4.1         16.6            --             93.2
Unusual items                             --         (0.2)         --         (0.6)           --             (0.8)
                                    --------     --------     -------     --------       -------        ---------

OPERATING INCOME                        13.3         90.5         1.2         11.0            --            116.0

Other expense (income), net              0.3         (0.1)         --          0.6            --              0.8
Interest expense (income), net          (0.1)        24.7        (3.4)        (0.1)           --             21.1
Minority interest                         --           --          --          2.1            --              2.1
                                    --------     --------     -------     --------       -------        ---------
INCOME BEFORE INCOME TAXES AND
   EQUITY INCOME (LOSS)                 13.1         65.9         4.6          8.4            --             92.0

Income taxes                            (4.2)       (24.7)         --         (2.2)           --            (31.1)
Equity income (loss)                    51.9          3.4        43.4           --         (98.8)            (0.1)
                                    --------     --------     -------     --------       -------        ---------
NET INCOME                          $   60.8     $   44.6     $  48.0     $    6.2       $ (98.8)       $    60.8
                                    ========     ========     =======     ========       =======        =========

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                               AS OF SEPTEMBER 27, 2003
                                 ------------------------------------------------------------------------------------
                                        COTT          COTT       GUARANTOR NON-GUARANTOR  ELIMINATION
                                 CORPORATION BEVERAGES INC.   SUBSIDIARIES  SUBSIDIARIES      ENTRIES    CONSOLIDATED
                                 ----------- -------------    ------------ -------------  -----------    ------------
ASSETS
Current assets
   Cash                             $    2.4       $   1.0        $    0.1       $   5.9      $    --         $   9.4
   Accounts receivable                  41.1          88.5             7.4          42.8        (19.0)          160.8
   Inventories                          19.0          53.8             4.6          21.0           --            98.4
   Prepaid expenses and other            1.3           1.6             0.2           2.0           --             5.1
                                    --------       -------        --------       -------      -------         -------
                                        63.8         144.9            12.3          71.7        (19.0)          273.7
Property, plant and equipment           59.0         144.6            20.9          77.5           --           302.0
Goodwill                                20.2          46.0            13.5           0.8           --            80.5
Intangibles and other assets             9.4         132.0            12.8          50.8           --           205.0
Due from affiliates                     45.7           4.8            76.5         275.1       (402.1)             --
Investments in subsidiaries            213.1          76.7             1.8            --       (291.6)             --
                                    --------       -------        --------       -------      -------         -------
                                    $  411.2       $ 549.0        $  137.8       $ 475.9      $(712.7)        $ 861.2
                                    ========       =======        ========       =======      =======         =======
LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings            $     --       $ $36.1        $    0.6       $   4.9      $    --         $  41.6
   Current maturities of
     long-term debt                       --           1.4              --           0.6           --             2.0
   Accounts payable and
     accrued liabilities                37.6          76.7             6.2          60.3        (18.9)          161.9
                                    --------       -------        --------       -------      -------         -------
                                        37.6         114.2             6.8          65.8        (18.9)          205.5
Long-term debt                            --         275.7              --           1.7           --           277.4
Due to affiliates                       52.1          79.9           223.7          46.4       (402.1)             --
Other liabilities                       14.7          24.9             2.5           3.5           --            45.6
                                    --------       -------        --------       -------      -------         -------
                                       104.4         494.7           233.0         117.4       (421.0)          528.5
                                    --------       -------        --------       -------      -------         -------
Minority interest                         --            --              --          25.9           --            25.9

SHAREOWNERS' EQUITY
Capital stock
 Common shares                         257.8         275.8           127.7         451.4       (854.9)          257.8
Retained earnings (deficit)             66.7        (221.5)         (222.9)        (94.1)       538.5            66.7
Accumulated other
   comprehensive loss                  (17.7)           --              --         (24.7)        24.7           (17.7)
                                    --------       -------        --------       -------      -------         -------
                                       306.8          54.3           (95.2)        332.6       (291.7)          306.8
                                    --------       -------        --------       -------      -------         -------
                                    $  411.2       $ 549.0        $  137.8       $ 475.9      $(712.7)        $ 861.2
                                    ========       =======        ========       =======      =======         =======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)


                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003
                                --------------------------------------------------------------------------------------
                                       COTT           COTT       GUARANTOR  NON-GUARANTOR  ELIMINATION
                                CORPORATION  BEVERAGES INC.   SUBSIDIARIES   SUBSIDIARIES      ENTRIES    CONSOLIDATED
                                -----------  -------------    ------------  -------------  -----------    ------------
OPERATING ACTIVITIES
Net income                           $ 60.8        $  44.6          $ 48.0       $  6.2       $(98.8)          $  60.8
Depreciation and amortization           6.0           18.6             4.4          8.9           --              37.9
Amortization of financing fees           --            1.5              --           --           --               1.5
Deferred income taxes                   4.0            4.1              --          2.0           --              10.1
Minority interest                        --             --              --          2.1           --               2.1
Equity income (loss), net of
   distributions                      (51.9)          (0.5)          (43.5)          --         96.0               0.1
Other non-cash items                    0.7           (1.2)             --          0.5           --                --
Net change in non-cash
   working capital from
   continuing operations               (6.1)           2.5            (4.9)         4.0           --              (4.5)
                                     ------         ------          ------       ------       ------           -------
Cash provided by operating
   activities                          13.5           69.6             4.0         23.7         (2.8)            108.0
                                     ------         ------          ------       ------       ------           -------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (8.3)         (13.0)           (1.1)       (12.5)          --             (34.9)
Acquisitions                             --             --              --          0.5           --               0.5
Notes receivable                       (2.5)            --              --           --           --              (2.5)
Advances to affiliates                  2.9           (0.2)           (8.3)        (6.0)        11.6                --
Investment in subsidiary               (8.0)            --              --           --          8.0                --
Other                                   0.2           (0.5)            0.1           --           --              (0.2)
                                     ------         ------          ------       ------       ------           -------
Cash provided by (used in)
   investing activities               (15.7)         (13.7)           (9.3)       (18.0)        19.6             (37.1)
                                     ------         ------          ------       ------       ------           -------
FINANCING ACTIVITIES
Payments of long-term debt               --          (87.7)             --         (0.5)          --             (88.2)
Short-term borrowings                  (2.6)          19.5             0.6          2.2           --              19.7
Advances from affiliates                0.6           13.3              --         (2.2)       (11.7)               --
Distributions to subsidiary
   minority shareowner                   --             --              --         (2.8)          --              (2.8)
Issue of common shares                  6.7             --             5.0          3.0         (8.0)              6.7
Dividends paid                           --             --              --         (2.9)         2.9                --
Other                                    --             --            (0.3)          --           --              (0.3)
                                     ------         ------          ------       ------       ------           -------
Cash provided by (used in)
   financing activities                 4.7          (54.9)            5.3         (3.2)       (16.8)            (64.9)
                                     ------         ------          ------       ------       ------           -------
Effect of exchange rate
   changes on cash                     (0.1)            --              --          0.2           --               0.1
                                     ------         ------          ------       ------       ------           -------
NET INCREASE IN CASH                    2.4            1.0              --          2.7           --               6.1
CASH, BEGINNING OF PERIOD                --             --             0.1          3.2           --               3.3
                                     ------         ------          ------       ------       ------           -------
CASH, END OF PERIOD                  $  2.4         $  1.0          $  0.1       $  5.9       $   --           $   9.4
                                     ======         ======          ======       ======       ======           =======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002
                                -----------------------------------------------------------------------------------
                                                    COTT
                                       COTT    BEVERAGES      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                CORPORATION          INC.  SUBSIDIARIES   SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                -----------    ---------   ------------  -------------   -----------   ------------
SALES                               $  55.4     $  222.8     $  32.4       $  58.4        $(30.2)        $338.8
Cost of sales                          45.6        176.5        30.8          49.6         (30.4)         272.1
                                    -------     --------     -------       -------       -------       --------
GROSS PROFIT                            9.8         46.3         1.6           8.8           0.2           66.7
Selling, general and
   administrative expenses              5.6         15.3         1.6           5.1            --           27.6
                                    -------     --------     -------       -------       -------       --------
OPERATING INCOME                        4.2         31.0          --           3.7           0.2           39.1

Other expense (income), net            (0.2)          --        66.8          (0.2)        (66.7)          (0.3)
Interest expense (income), net          1.8          8.6        (2.6)          0.3            --            8.1
Minority interest                        --           --          --           0.6            --            0.6
                                    -------     --------     -------       -------       -------       --------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                               2.6         22.4       (64.2)          3.0          66.9           30.7

Income taxes                           (0.8)        (3.9)         --          (0.9)         (5.1)         (10.7)
Equity income (loss)                   18.0          1.4        15.8            --         (35.4)          (0.2)
                                    -------     --------     -------       -------       -------       --------
NET INCOME (LOSS)                   $  19.8     $   19.9     $ (48.4)      $   2.1       $  26.4       $   19.8
                                    =======     ========     =======       =======       =======       ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars)


                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
                                 --------------------------------------------------------------------------------
                                                     COTT
                                        COTT    BEVERAGES     GUARANTOR  NON-GUARANTOR  ELIMINATION
                                 CORPORATION          INC. SUBSIDIARIES   SUBSIDIARIES      ENTRIES  CONSOLIDATED
                                 -----------    ---------  ------------  -------------  -----------  ------------
SALES                               $  148.7     $  630.2     $  32.4     $  150.1        $ (43.1)    $  918.3
Cost of sales                          120.4        498.9        30.8        131.7          (43.4)       738.4
                                    --------     --------     -------     --------        -------     --------
GROSS PROFIT                            28.3        131.3         1.6         18.4            0.3        179.9
Selling, general and
   administrative expenses              19.2         46.6         2.6         15.2             --         83.6
                                    --------     --------     -------     --------        -------     --------
OPERATING INCOME (LOSS)                  9.1         84.7        (1.0)         3.2            0.3         96.3

Other expense (income), net             14.5           --        66.8         (1.4)         (66.7)        13.2
Interest expense (income), net          (3.2)        24.4         3.5          0.7             --         25.4
Minority interest                         --           --          --          1.6             --          1.6
                                    --------     --------     -------     --------        -------     --------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                               (2.2)        60.3       (71.3)         2.3           67.0         56.1

Income taxes                             3.2        (16.5)         --         (0.3)          (5.1)       (18.7)
Equity income (loss)                    36.0          2.4        42.1           --          (80.9)        (0.4)
                                    --------     --------     -------     --------        -------     --------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                           37.0         46.2       (29.2)         2.0          (19.0)        37.0
Cumulative effect of change in
   accounting principle                   --           --          --        (44.8)            --        (44.8)
Equity loss on cumulative
   effect of change in
   accounting principle                (44.8)          --          --           --           44.8           --
                                    --------     --------     -------     --------        -------     --------
NET INCOME (LOSS)                   $   (7.8)    $   46.2     $ (29.2)    $  (42.8)       $  25.8     $   (7.8)
                                    ========     ========     =======     ========        =======     ========

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)


                                                               AS OF DECEMBER 28, 2002
                                 -------------------------------------------------------------------------------------
                                        COTT           COTT      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                 -----------  -------------   ------------  -------------   -----------   ------------
ASSETS
Current assets
   Cash                             $     --      $     --        $    0.1      $    3.2     $     --        $    3.3
   Accounts receivable                  36.7          84.3             4.4          32.7        (21.9)          136.2
   Inventories                          15.1          43.9             5.7          13.3          -              78.0
   Prepaid expenses and other            1.4           1.3             0.7           3.8          -               7.2
                                    --------      --------        --------      --------     --------        --------
                                        53.2         129.5            10.9          53.0        (21.9)          224.7
Property, plant and equipment           49.7         138.3            23.7          61.3          -             273.0
Goodwill                                17.5          46.0            13.5           -            -              77.0
Intangibles and other assets             7.4         134.8            13.0          55.5          -             210.7
Due from affiliates                     46.1           0.5            68.2         268.1       (382.9)            -
Investments in subsidiaries            148.4          79.2           (41.6)          -         (186.0)            -
                                    --------      --------        --------      --------     --------        --------
                                    $  322.3      $  528.3        $   87.7      $  437.9     $ (590.8)       $  785.4
                                    ========      ========        ========      ========     ========        ========

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings            $    2.3      $   16.5        $     --      $    2.5     $     --        $   21.3
   Current maturities of
     long-term debt                       --          16.5              --            --           --            16.5
   Accounts payable and
     accrued liabilities                40.0          63.0             9.4          36.8        (21.9)          127.3
                                    --------      --------        --------      --------     --------        --------
                                        42.3          96.0             9.4          39.3        (21.9)          165.1
Long-term debt                           -           339.3              --            --           --           339.3
Due to affiliates                       50.6          66.6           219.6          46.1       (382.9)             --
Other liabilities                       11.2          16.7             6.9           1.4          -              36.2
                                    --------      --------        --------      --------     --------        --------
                                       104.1         518.6           235.9          86.8       (404.8)          540.6
                                    --------      --------        --------      --------     --------        --------

Minority interest                         --            --              --          26.6           --            26.6

SHAREOWNERS' EQUITY
Capital stock
     Common shares                     248.1         275.8           122.7         448.4       (846.9)          248.1
Retained earnings (deficit)              5.9        (266.1)         (270.9)        (97.4)       634.4             5.9
Accumulated other
   comprehensive loss                  (35.8)           --              --         (26.5)        26.5           (35.8)
                                    --------      --------        --------      --------     --------        --------
                                       218.2           9.7          (148.2)        324.5       (186.0)          218.2
                                    --------      --------        --------      --------     --------        --------
                                    $  322.3      $  528.3        $   87.7      $  437.9     $ (590.8)       $  785.4
                                    ========      ========        ========      ========     ========        ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
                                 -------------------------------------------------------------------------------------
                                        COTT           COTT      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                 -----------  -------------   ------------  -------------   -----------   ------------
OPERATING ACTIVITIES
Income (loss) from continuing
   operations                       $  37.0        $  46.2       $  (29.2)       $   2.0       $  (19.0)     $   37.0
Depreciation and amortization           5.0           16.4            3.2            7.7             --          32.3
Amortization of financing fees          0.1            1.2             --             --             --           1.3
Deferred income taxes                  (3.3)           7.1             --             --             --           3.8
Minority interest                        --             --             --            1.6             --           1.6
Equity income (loss), net of
   distributions                      (35.6)           1.1          297.9             --         (263.0)          0.4
Gain on disposal of investment         (1.3)            --             --             --             --          (1.3)
Other non-cash items                    5.7           (0.8)          66.0            0.1          (66.0)          5.0
Net change in non-cash
   working capital from
   continuing operations               (7.7)         (12.0)          (2.3)          (1.3)           4.2         (19.1)
                                    -------        -------       --------        -------       --------      --------
Cash provided by  (used in)
   operating activities                (0.1)          59.2          335.6           10.1         (343.8)         61.0
                                    -------        -------       --------        -------       --------      --------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (6.3)         (18.0)          (1.2)          (1.6)            --         (27.1)
Acquisitions                           (1.8)            --          (26.8)          (2.0)            --         (30.6)
Advances to affiliates                214.0          283.5          (50.7)            --         (446.8)           --
Investment in subsidiary             (228.7)         (27.0)         (76.0)            --          331.7            --
Other                                   3.3           (1.5)           0.3             --             --           2.1
                                    -------        -------       --------        -------       --------      --------
Cash provided by (used in)
   investing activities               (19.5)         237.0         (154.4)          (3.6)        (115.1)        (55.6)
                                    -------        -------       --------        -------       --------      --------
FINANCING ACTIVITIES
Payments of long-term debt           (276.4)          (2.2)            --             --             --        (278.6)
Short-term borrowings                  (1.6)         (16.0)            --             --             --         (17.6)
Issue of long-term debt                  --            0.5             --             --             --           0.5
Decrease in cash in trust             297.3             --             --             --             --         297.3
Advances from affiliates                0.5           50.7         (497.7)          (0.3)         446.8            --
Distributions to subsidiary
   minority shareowner                   --             --             --           (3.4)            --          (3.4)
Issue of common shares                  5.2           10.0          316.7            5.0         (331.7)          5.2
Dividends paid                           --         (339.9)          (0.4)          (3.5)         343.8            --
                                    -------        -------       --------        -------       --------      --------
Cash provided by (used in)
   financing activities                25.0         (296.9)        (181.4)          (2.2)         458.9           3.4
                                    -------        -------       --------        -------       --------      --------
Effect of exchange rate
   changes on cash and cash
   equivalents                          0.3             --             --            0.2             --           0.5
                                    -------        -------       --------        -------       --------      --------
NET INCREASE (DECREASE) IN
   CASH                                 5.7           (0.7)          (0.2)           4.5             --           9.3
CASH, BEGINNING OF PERIOD                --            0.7             --            3.2             --           3.9
                                    -------        -------       --------        -------       --------      --------
CASH, END OF PERIOD                 $   5.7        $    --       $   (0.2)       $   7.7       $     --      $   13.2
                                    =======        =======       ========        =======       ========      ========