Form 10-K
period 2004-01-03
COTT CORP /CN/
filed 2004-03-18
CIK 884713

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended January 3, 2004
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                        Commission file number 000-19914

                                COTT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             CANADA                                          None
--------------------------------              ----------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

 207 Queen's Quay West, Suite 340
       Toronto, Ontario                                    M5J 1A7
------------------------------------          ----------------------------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2003 (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange on such date) was $968,473,417.

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made.) The number of shares outstanding of the registrant's common stock as of February 29, 2004 was 70,396,981

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2004 Annual and Special Meeting of Shareowners, to be filed within 120 days of January 3, 2004, are incorporated by reference in Part III.

     Such reports, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                                        PART I

Item 1     Business........................................................................................    34
Item 2     Properties......................................................................................    39
Item 3     Legal Proceedings...............................................................................    40
Item 4     Submission of Matters to a Vote of Security Holders.............................................    40
           Supplemental Item Part  I - Executive Officers of Cott..........................................    41

                                                       PART II

Item 5     Market for the Registrant's Common Equity and Related Shareowner Matters .......................    42
Item 6     Selected Financial Data ........................................................................    43
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations ..........    45

Item 7A    Quantitative and Qualitative Disclosures about Market Risk .....................................    59
Item 8     Financial Statements and Supplementary Data
                 Report of Management......................................................................    60
                 Report of Independent Auditors............................................................    61
                 Consolidated Statements of Income for the years ended January 3, 2004, December 28, 2002
                   and December 29, 2001...................................................................    62
                 Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002...................    63
                 Consolidated Statements of Shareowners' Equity for the years ended January 3, 2004,
                   December 28, 2002 and December 29, 2001.................................................    64
                 Consolidated Statements of Cash Flows for the years ended January 3, 2004, December 28,
                   2002 and December 29, 2001..............................................................    65
                 Notes to the Consolidated Financial Statements............................................    66
                 Quarterly Financial Information...........................................................    89
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    90
Item 9A    Controls and Procedures.........................................................................    90

                                                       PART III

Item 10    Directors and Executive Officers................................................................    91
Item 11    Executive Compensation..........................................................................    91
Item 12    Security Ownership of Certain Beneficial Owners and
              Management and Related Shareowner Matters....................................................    91
Item 13    Certain Relationships and Related Transactions..................................................    92
Item 14    Principal Accountant Fees and Services .........................................................    92

                                                        PART IV

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................    93

----------------------------------------------------

     Cott's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP") in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and Cott's future results. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to Cott's business strategy, goals and expectations concerning its market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "should" and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

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

     - Cott's ability to secure additional production capacity either through acquisitions, or third party manufacturing arrangements;

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

     - currency fluctuations that adversely affect the exchange between the U.S. dollar on the one hand and the pound sterling, the Canadian dollar and other currencies on the other;

     -    changes in interest rates;

     -    changes in tax laws and interpretations of tax laws;

     - changes in consumer tastes and preferences and market demand for new and existing products;

     - interruption in transportation systems, labor strikes, work stoppages or other interruptions or difficulties in the employment of labor or transportation in Cott's markets; and

     -    changes in general economic and business conditions.

     Many of these factors are described in greater detail in this report and in Cott's other filings with the SEC. Cott undertakes no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances that Cott may become aware of after the date of this report. Undue reliance should not be placed on forward-looking statements.

     All future written and oral forward-looking statements attributable to Cott or persons acting on Cott's behalf are expressly qualified in their entirety by the foregoing.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Cott Corporation operates in the United States through an indirect wholly owned subsidiary, Cott Beverages Inc., in Canada through the Cott Beverages Canada division, in the United Kingdom through an indirect wholly owned subsidiary, Cott Beverages Ltd, and in Mexico through an indirect 90% owned subsidiary Cott Embotelladores de Mexico S.A. de C.V.

     Cott Corporation was incorporated in 1955 and is governed by the Canada Business Corporations Act. Cott's registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and its principal executive offices are located at 207 Queen's Quay West, Suite 340, Toronto, Ontario, Canada M5J 1A7.

PRINCIPAL MARKETS AND PRODUCTS

     Cott Corporation is the leading supplier of premium quality retailer brand carbonated soft drinks in the United States, Canada and the United Kingdom. Based on industry information, Cott estimates that it produces (either directly or through third party manufacturers with whom Cott has co-packing agreements) approximately 67% of all private label carbonated soft drinks sold in the United States, 40% of those sold in the United Kingdom and 95% of those sold in Canada. In addition to carbonated soft drinks, Cott's product lines include clear, sparkling flavored beverages, juices and juice-based products, bottled water, energy drinks and iced teas. Approximately, 92% of all beverages sold by Cott, excluding concentrates, in the United States, Canada and the United Kingdom are under customer controlled retailer brands, and the remainder are sold under brand names that Cott either owns or licenses from others.

     In recent years, Cott has expanded its business through acquisition and growth with key customers. Cott believes that opportunities exist to increase sales of beverages in its markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution and introducing new products.

     During the past five years, Cott has expanded and strengthened its production and distribution capabilities in the United States, Canada, United Kingdom and Mexico through a series of acquisitions and investments. The acquisitions and investments were purchased for the aggregate amount of $281.4 million.

RECENT ACQUISITIONS

      In December 2003, Cott acquired the retailer brand beverage business of North Carolina's Quality Beverage Brands, L.L.C. ("QBB"). In conjunction with that acquisition, Cott also entered into long-term manufacturing agreements at market rates with Independent Beverage Corporation, an affiliate of QBB. The acquisition is expected to enhance Cott's capabilities and expand its customer base in the Mid-Atlantic region of the United States and as a result Cott expects to add approximately $45 million a year to its sales in the United States, some of which will include sales to new customers.

FINANCIAL INFORMATION ABOUT SEGMENTS

     For financial information about segments and geographic areas, see note 23 to the consolidated financial statements, found on pages 86 to 88 of this annual report on Form 10-K.

MANUFACTURING AND DISTRIBUTION

     During 2003, approximately 80% of Cott's beverages produced in the United States were manufactured in facilities that are either owned or leased by Cott or by third party manufacturers with whom Cott has long-term co-packing agreements. Cott manufactures virtually all of its Canadian and United Kingdom beverages in facilities that it either owns or leases. Cott relies on third parties to produce and distribute products in areas or markets where it does not have its own production facilities, such as continental Europe, or when additional production capacity is required.

     Cott's products are either picked up by customers at Cott's facilities or delivered by Cott, a common carrier, or third party distributors to either the customer's distribution centers or directly to retail locations.

      Cott may be liable if the consumption of any of its products causes injury, illness or death. Cott also may be required to recall some of its products if they become contaminated or are damaged or mislabeled. A significant unfavorable product liability judgment or a widespread product recall could have a material adverse effect on the results of operations or cash flows. As of February 29, 2004, Cott was insured against product liability claims with a limitation of $65 million and a $0.2 million deductible per occurrence with an annual aggregate of $0.2 million. Cott is also insured against product recalls with a limitation of $10 million, a $2 million deductible, and a 20% coinsurance provision. Cott believes that its insurance coverage is adequate.

INGREDIENTS AND PACKAGING SUPPLIES

     The principal ingredients required to produce Cott's products are concentrate, sweeteners and carbon dioxide. Cott purchases its primary packaging supplies, including polyethylene terephthalate ("PET") bottles, caps and PET preforms, cans and lids, labels, cartons and trays, from outside vendors.

     Cott typically enters into annual supply arrangements rather than long-term contracts with its suppliers, which means that Cott's suppliers are obligated to continue to supply it with materials for one-year periods, at the end of which the contracts must either be renegotiated with the incumbent suppliers or Cott would be required to find an alternative source for supply. With respect to some of Cott's key packaging supplies, such as aluminum cans and lids and PET bottles, and some of its key ingredients, such as artificial sweeteners, Cott has entered into long-term supply agreements, the terms of which range from 1 to 5 years, and therefore Cott is assured of a supply of those key packaging supplies and ingredients for a longer period of time. Crown Cork & Seal Company, Inc. ("CCS") supplies Cott with aluminum cans and ends under a five-year contract that expires on December 31, 2006. The contract provides that CCS will supply all of Cott's aluminum can and end requirements worldwide, subject to certain exceptions. The contract contains standard representations, warranties, indemnities and termination events, including termination events related to bankruptcy or insolvency of either party. As with Cott's annual supply contracts, Cott must either renegotiate these long-term supply agreements with the incumbent suppliers when they expire or find alternative sources for supply.

     Cott relies upon its ongoing relationships with its key suppliers to support its operations. Cott believes that it will be able to either renegotiate contracts with these suppliers when they expire or, alternatively, if Cott is unable to renegotiate contracts with its key suppliers, Cott believes that it could replace them. However, Cott could incur higher ingredient and packaging supply costs in renegotiating contracts with existing suppliers or replacing those suppliers or Cott could experience temporary dislocations in its ability to deliver products to its customers, either of which could have a material adverse effect on its results of operations.

     Cott does not believe that any of the ingredients or packaging supplies that are used to produce or package Cott's products are currently in short supply, although the supply of specific ingredients and packaging supplies could be adversely affected by economic factors such as industry consolidation, energy shortages, governmental controls, labor disputes, weather conditions and other factors.

     The majority of Cott's ingredient and packaging supply contracts allow its suppliers to alter the costs they charge Cott for those ingredients and packaging supplies based on changes in the costs of the underlying commodities that are used to produce those ingredients and packaging supplies. Examples of these underlying commodities include resin for PET bottles and preforms and high fructose corn syrup for sweeteners. In addition, the contracts for certain of Cott's ingredients and packaging supplies permit its suppliers to increase the costs they charge Cott based on increases in their cost of converting those underlying commodities into the finished ingredients and packaging supplies that Cott purchases. In certain cases those increases are subject to negotiated limits and in other cases, they are not. These changes in the prices that Cott pays for ingredients and packaging supplies occur at predetermined times that vary by product and supplier, but are principally on semi-annual and annual bases. Accordingly, Cott bears the risk of increases in the costs of these ingredients and packaging supplies, including the underlying costs of the commodities that comprise these ingredients and packaging supplies and, to some extent, the costs of converting those commodities into finished products. Cott does not use derivatives to manage this risk. If the cost of these ingredients or packaging supplies increase, Cott may be unable to pass these costs along to its customers through corresponding or contemporaneous adjustments to the prices it charges. If Cott cannot pass on these costs to its customers, the increases could have a material adverse effect on its results of operations.

TRADE SECRETS, TRADEMARKS AND LICENSES

     Cott sells the majority of its beverages to retailer brand customers who own the trademarks associated with those products. Cott is the registered owner of various trademarks which are valuable assets and important to its worldwide business, including Cott(TM) in North America, as well as Stars & Stripes(TM), Vess(TM), Vintage(TM), Top Pop(TM), Clear Choice(TM) and City Club(TM) in the United States and Edge(TM) and Red Rooster(TM) in the U.K. and RC(TM) in more than 100 countries outside of North America. Cott is licensed to use certain trademarks, including Chubby(TM) in Canada and the United States and RC(TM) in certain regions of Canada, and Benshaws(TM) and Carters(TM) in the United Kingdom. Trademarks are generally of indefinite duration and the licenses to which Cott is a party are of varying terms, certain of which are perpetual.

     Cott's success depends in part on its intellectual property. Intellectual property includes trade secrets in the form of concentrate formulae for Cott's beverages and trademarks for the names of the beverages Cott sells. Cott either owns the trademarks for the products that it sells or licenses these trademarks from its retailer brand customers and other third parties. To protect this intellectual property, Cott relies principally on contractual restrictions in agreements (such as nondisclosure and confidentiality agreements) with employees, consultants and customers, and on the common law of trade secrets and proprietary "know-how". Cott also emphasizes correct use of its trademarks and will vigorously pursue any party that infringes on its trademarks, using all available legal remedies.

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

     Occasionally, third parties may assert that Cott is, or may be, infringing on or misappropriating their intellectual property rights. In these cases, Cott intends to defend against claims or negotiate licenses where it considers these actions appropriate. Intellectual property cases are uncertain and involve complex legal and factual questions. If Cott becomes involved in this type of litigation, it could consume significant resources and divert its attention from business operations.

SEASONALITY OF SALES

     Sales of beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in Cott's major markets. However, taken as a whole, Cott does not believe that seasonality has a material impact on its business.

CUSTOMERS

     A significant portion of Cott's sales are concentrated in a small number of customers. Cott's customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in Cott's core markets of the United States, Canada and the United Kingdom. For the year ended January 3, 2004, sales to Wal-Mart Stores, Inc. and its affiliates (collectively, "Wal-Mart") accounted for approximately 42% of total sales. Wal-Mart was the only customer that accounted for more than 10% of Cott's total sales in that period. For the same period, Cott's top ten customers accounted for approximately 71% of its total sales. Cott expects that sales of its products to a limited number of customers will continue to account for a high percentage of sales for the foreseeable future. The loss of Wal-Mart or customers which in the aggregate represent a significant portion of Cott's sales, would have a material adverse effect on Cott's operating results and cash flows.

COMPETITION

     The carbonated soft drink category is highly competitive in each region in which Cott competes. The brands owned by the three major national soft drink companies control approximately 81% of the aggregate take-home volume of soft drink sales in the combined U.S., U.K. and Canadian markets. Those companies have significant financial resources, direct store delivery systems, and spend heavily on promotional programs. These factors enable their personnel to visit retailers frequently to sell new items, stock shelves and build displays. In a market that is growing on the order of 1% to 2% on an annual basis, competition for incremental volume is intense.

     In addition, Cott faces competition in the U.S. and U.K. from regional soft drink manufacturers who sell aggressively priced brands and, in many cases, also supply private label products. In addition, a number of larger U.S. retailers self-manufacture products for their own needs and consistently approach other retailers seeking additional business.

     Generally, carbonated soft drinks compete against all forms of liquid beverages including water, teas, coffees and juice-based beverages for consumers' shopping preferences.

     The competitive pressures in the carbonated soft drink industry are significant. However Cott seeks to differentiate itself by offering its customers efficient distribution methods, high quality products, category management strategies, strategies for packaging and marketing and superior service.

RESEARCH AND DEVELOPMENT

     Cott maintains a research and development facility in Columbus, Georgia where new beverages are developed and customized. Cott believes that the provision of these services and the expansion of its product lines are key to innovation, and are an important part of its business strategy. During 2003, Cott spent approximately $2.4 million on product research and development, as compared with $2.8 million in 2002 and $1.9 million in 2001. The increase in 2002 resulted primarily from the acquisition in July 2001 of certain assets from Royal Crown Company Inc. ("Royal Crown"). The purchased assets included intellectual property, licenses and permits, equipment, working capital, and the manufacturing facility used by Royal Crown in the production of concentrate. Cott uses the concentrate assets to produce all of its concentrate requirements previously produced for Cott by Royal Crown.

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

     Cott does not expect any material expenditure in connection with environmental remediation and compliance. However, compliance with, or violation of, future laws or regulations could require material expenditures by Cott or otherwise have a material adverse effect on Cott's business, financial condition and results of operations.

THE ONTARIO ENVIRONMENTAL PROTECTION ACT ("EPA")

     EPA regulations provide that a minimum percentage of a bottler's soft drink sales within specified areas in Ontario must be made in refillable containers. To comply with these requirements, Cott and many other industry participants would have to significantly increase sales in refillable containers to a minimum refillable sales ratio of 30%. Cott is not in compliance with these regulations and does not expect to be in the foreseeable future. The regulations have not been actively enforced since 1991 despite the fact that they are still in effect and not amended. Moreover, the Ontario Ministry of the Environment released a report in 1997 stating that these EPA regulations are "outdated and unworkable". However, despite the unworkable nature of the EPA regulations, they have not yet been revoked.

     Cott believes that the magnitude of the potential fines that Cott could incur if the Ontario Ministry of the Environment chose to enforce these regulations is such that the costs to Cott of non-compliance could be, although are not contemplated to be, significant. However, management of Cott believes that such enforcement is very remote and, in any event, these regulations are expected to be revoked in the near future given the more recent regulatory activity in this area as described below.

THE BLUE BOX PROGRAM

     In December of 2003, the Ontario Ministry of the Environment approved the Blue Box Program, which included provisions regarding industry responsibility for 50% of the net cost of the Program. Generally, the company that owns the intellectual property rights to the brand of a product, or is the licensee of those rights, and that manufactures, packages or distributes a product for sale in Ontario or causes such manufacturing, packaging or distributing of a product in Ontario, will be liable for the costs under the Program. Cott is not generally the owner of the intellectual property rights to the brands of its products. Rather, Cott generally manufactures, packages and distributes products for and on behalf of third party customers who are the brand owners and Cott does not believe that any costs for which it might be ultimately responsible for would have a material adverse effect on its results of operations.

EMPLOYEES

     As of January 3, 2004, Cott had approximately 2,804 employees, of whom an estimated 1,431 were located in the United States, 795 were located in Canada, 361 were located in the United Kingdom and 217 were located elsewhere. Cott has entered into numerous collective bargaining agreements that management believes contain terms that are typical in the beverage industry. As these agreements expire, management believes that they can be renegotiated on terms satisfactory to Cott. Cott considers its relations with employees to be good.

AVAILABLE INFORMATION

     Cott's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from Cott's website at www.cott.com, when such reports are available on the Securities and Exchange Commission website, www.sec.gov.

ITEM 2. PROPERTIES

     Cott operates eight beverage production facilities in the United States, five of which it owns and three of which it leases, as well as the global concentrate manufacturing facility in Columbus, Georgia, which it owns. Cott operates seven beverage production facilities in Canada; five of which it owns and two of which it leases. In the United Kingdom, Cott owns and operates two beverage production facilities. Cott leases and operates one beverage production facility in Mexico. Total square footage of the production facilities operated by Cott is approximately 1,639,690 in the United States, including the concentrate facility; 1,030,467 in Canada; 556,000 in the United Kingdom; and 111,278 in Mexico. Lease terms for non-owned beverage production facilities expire between 2008 and 2017. Cott believes that additional capital spending will be required to meet the increasing sales volume to its customer base and this spending could include production equipment or new facilities if Cott is unable to secure additional production capacity either through acquisitions, or third party manufacturing arrangements.

ITEM 3. LEGAL PROCEEDINGS

      In August 1999, Cott was named as a defendant in an action styled North American Container, Inc. v. Plastipak Packaging Inc., et al., filed in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff, North American Container, Inc., has sued over forty defendants, alleging, among other things, that Cott has infringed on their United States patent relating to plastic containers. The complaint subsequently was amended to include a Reissue Patent based on the original patent in suit. Cott believes, based on the current facts and circumstances of the case, that North American Container's likelihood of success is remote. In addition, Cott is entitled to indemnification for more than 95% of any damages incurred by it in connection with this suit and Cott believes that the party obligated to provide such indemnification has the resources necessary to satisfy such indemnification obligation should damages be awarded against Cott. For these reasons, management believes that the probability that the outcome of this litigation will have a material adverse effect on Cott is remote.

      During the last week of February 2004, the district court in which this suit was pending dismissed all of the plaintiff's claims against all of the defendants, including Cott. The district court's decision to dismiss the suit is consistent with Cott's previous determination that the plaintiff's likelihood of success was remote. Although the plaintiff is expected to appeal, given the judgment of the district court, Cott does not believe that the plaintiff will ultimately be successful in this suit.

     Cott is engaged in various litigation matters in the ordinary course of its business. Cott believes that the resolution of these matters will not have a material adverse effect on its financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareowners during the fourth quarter of 2003.

SUPPLEMENTAL ITEM PART I - EXECUTIVE OFFICERS OF COTT

     The following is a list of names and ages of all of Cott's executive officers as of February 29, 2004, and the positions and offices that each of them holds.

                                                                                                 PERIOD SERVED
NAME AND MUNICIPALITY OF RESIDENCE                  OFFICE                                AGE     AS OFFICER
----------------------------------                  ------                                ---     ----------
Frank E. Weise III................   Chairman & Chief Executive Officer                   59    1998 to present
Vero Beach, Florida

John K. Sheppard..................   President, Chief Operating Officer & Director        46    2002 to present
Hillsborough County, Florida

Paul R. Richardson................   Executive Vice-President                             47    1994 to present
Sarasota, Florida                    President, U.S. Operations

Mark Benadiba.....................   Executive Vice-President Canada & International      50    1990 to present
Toronto, Ontario

Raymond P. Silcock................   Executive Vice-President                             53    1998 to present
Loveladies, New Jersey               Chief Financial Officer

Mark R. Halperin..................   Senior Vice-President, General Counsel & Secretary   46    1995 to present
Toronto, Ontario

Colin D. Walker...................   Senior Vice-President, Corporate Resources           46    1998 to present
London, Ontario

Catherine M. Brennan..............   Vice-President, Treasurer                            46    1999 to present
Toronto, Ontario

Tina Dell'Aquila..................   Vice-President, Controller & Assistant Secretary     41    1998 to present
Toronto, Ontario

Ivano R. Grimaldi.................   Vice-President, Global Procurement                   46    2000 to present
Rosemere, Quebec

Edmund P. O'Keeffe................   Vice-President, Investor Relations & Corporate       39    1999 to present
Toronto, Ontario                     Development

Prem Virmani......................   Vice-President, Technical Services                   58    1991 to present
Columbus, Georgia

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

     - prior to February 2000, Ivano R. Grimaldi was Cott's Vice-President, Purchasing.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

     Cott's common shares are listed on the Toronto Stock Exchange under the ticker symbol "BCB", and on the New York Stock Exchange under the ticker symbol "COT". Cott's common shares were first listed on the New York Stock Exchange on July 30, 2002. Prior to July 30, 2002, Cott's common shares had traded on the Nasdaq National Market System under the ticker symbol "COTT".

     The tables below show the high and low reported per share sales prices of common shares on the Toronto Stock Exchange (in Canadian dollars) and on the Nasdaq National Market System or the New York Stock Exchange (in U.S. dollars) for the indicated periods of the years ended January 3, 2004 and December 28, 2002.

                           TORONTO STOCK EXCHANGE (C$)

                                                                2003                               2002
                                                                ----                               ----
                                                        HIGH              LOW              HIGH             LOW
                                                        ----              ---              ----             ---
January 1--March 31 .........................           29.45           22.79              30.60           23.15
April 1--June 30.............................           29.62           23.70              33.50           26.37
July 1--September 30.........................           33.00           27.15              29.00           22.20
October 1--December 31.......................           37.10           31.52              30.00           24.25

           NASDAQ NATIONAL MARKET SYSTEM/NEW YORK STOCK EXCHANGE (US$)

                                                                2003                               2002
                                                                ----                               ----
                                                        HIGH              LOW              HIGH             LOW
                                                        ----              ---              ----             ---
January 1--March 31..........................           19.10*          15.53*             18.89+          14.54+
April 1--June 30.............................           21.52*          16.33*             21.13+          17.32+
July 1--September 30.........................           23.61*          19.93*             18.27+          14.06*
October 1--December 31.......................           28.32*          23.41*             19.15*          15.28*

+ denotes reported per share sales prices on Nasdaq National Market System

* denotes reported per share sales prices on the New York Stock Exchange

     As of February 29, 2004, Cott had 801 shareowners of record. This number was determined from records maintained by Cott's transfer agent and it does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of Cott's common shares on February 27, 2004 was C$39.52 on the Toronto Stock Exchange and $29.51 on the New York Stock Exchange.

     Cott has not paid cash dividends since June 1998 and it is unlikely that Cott will do so in 2004. There are certain restrictions on the payment of dividends under the credit facility and the indenture governing the 8% senior subordinated notes maturing in 2011. The most restrictive is the quarterly limitation on dividends based on the prior quarter's earnings. Cott currently can pay dividends subject to these limitations but does not intend to do so.

     If Cott were to pay dividends to shareowners who are United States persons, those dividends would generally be subject to Canadian withholding tax. Under current Canadian tax law, dividends paid by a Canadian corporation to a nonresident shareowner are generally subject to Canadian withholding tax at a 25% rate. Under the current tax treaty between Canada and the United States, United States residents are eligible for a reduction in this withholding tax rate to 15% (and to 5% for a shareowner who is the beneficial owner of at least 10% of Cott's voting stock). Accordingly, under current tax law, United States resident shareowners of Cott would generally be subject to a Canadian withholding tax at a

15% rate on dividends paid by Cott, provided that they had complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty.

CALCULATION OF AGGREGATE MARKET VALUE OF NON AFFILIATE SHARES

     For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this report, it was assumed that all of the outstanding shares were held by non-affiliates except for outstanding shares held or controlled by the THL Group and Cott's directors and executive officers. This should not be deemed to constitute an admission that any of these parties are, in fact, affiliates of Cott, or that there are not other persons who may be deemed to be affiliates. For further information concerning shareholdings of officers, directors and principal stockholders see
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data reflects the results of operations. This information should be read in conjunction with, and is qualified by reference to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The financial information presented may not be indicative of future performance.

                                                  JANUARY 3,   DECEMBER 28,   DECEMBER 29,   DECEMBER 30,    JANUARY  1,
(in millions of U.S. dollars, except per share     2004(1)       2002(2)         2001(3)        2000(4)        2000(5)
amounts)                                         (53 WEEKS)    (52 WEEKS)      (52 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                                 -----------   ------------   ------------   ------------    -----------
SALES                                            $   1,417.8   $    1,198.6   $    1,090.1   $      990.6    $     993.7
Cost of sales                                        1,141.0          965.7          902.7          825.5          847.9
Selling, general and administrative                    126.1          110.2           94.1           91.3          100.8
Unusual items                                            1.8              -              -           (2.1)          (1.2)
                                                 -----------   ------------   ------------   ------------    -----------
OPERATING INCOME                                       148.9          122.7           93.3           75.9           46.2
                                                 -----------   ------------   ------------   ------------    -----------
Income from continuing operations                       77.4           48.7           39.9           25.4           21.4
Cumulative effect of changes in accounting
           principles                                      -          (44.8)             -              -           (2.1)
Discontinued operations                                    -              -              -              -           (0.8)
                                                 -----------   ------------   ------------   ------------    -----------
NET INCOME                                       $      77.4   $        3.9   $       39.9   $       25.4    $      18.5
                                                 ===========   ============   ============   ============    ===========

INCOME PER SHARE - BASIC
  Income from continuing operations              $      1.12   $       0.75   $       0.66   $       0.42    $      0.35
  Cumulative effect of changes in
           accounting principles                 $         -   $      (0.69)  $          -   $          -    $     (0.03)
  Discontinued operations                        $         -   $          -   $          -   $          -    $     (0.01)
  Net income                                     $      1.12   $       0.06   $       0.66   $       0.42    $      0.31
                                                 ===========   ============   ============   ============    ===========

INCOME PER SHARE - DILUTED
  Income from continuing operations              $      1.09   $       0.69   $       0.58   $       0.38    $      0.32
  Cumulative effect of changes in
           accounting principles                 $         -   $      (0.64)  $          -   $          -    $     (0.03)
  Discontinued operations                        $         -   $          -   $          -   $          -    $     (0.01)
  Net income                                     $      1.09   $       0.06   $       0.58   $       0.38    $      0.28
                                                 ===========   ============   ============   ============    ===========

Total assets                                     $     908.8   $      785.4   $    1,065.4   $      621.6    $     589.6
Current maturities of long-term debt                     3.3           16.5          281.8            1.6            1.6
Long-term debt                                         275.7          339.3          359.5          279.6          322.0
Shareowners' equity                                    345.1          218.2          197.7          158.5          142.3

Under the 1986 Common Share Option Plan as amended on April 18, 2001, Cott has reserved 12 million shares for future issuance.

------------------

(1) During the year Cott acquired the retailer brand business of North Carolina's Quality Beverage Brands, L.L.C.

(2) During the year, Cott acquired Premium Beverage Packers, Inc. and formed a new business in Mexico, Cott Embotelladores de Mexico, S.A. de C.V. During the year Cott adopted SFAS 142, Goodwill and Other Intangible Assets. This change in method of valuing goodwill resulted in a $44.8 million non-cash write down of the U.K. business. The 2002 results have been revised to reflect the implementation of SFAS 145, which no longer allows early debt redemption costs to be recorded as extraordinary items. For additional information about the revision, see note 3 to the consolidated financial statements, found on page 69 of this annual report on Form 10-K.

(3) During the year, Cott acquired certain assets of the Royal Crown Company Inc. and formed a new business with Polar Corp. Current maturities of long-term debt include the 2005 & 2007 Notes repaid on January 22, 2002 from cash held in trust.

(4) During the year, Cott acquired the assets of the private label beverage and the VintageR brand seltzer water businesses of Concord Beverage Company and completed the divestiture of its polyethylene terephthalate preform blow-molding operations. The 2000 results have been revised to reflect the implementation of SFAS 145, which no longer allows early debt redemption costs to be recorded as extraordinary items.

(5) During the year, Cott completed a series of planned divestitures of non-core businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cott Corporation is the leading supplier of premium quality retailer brand carbonated soft drinks in the United States, Canada and the United Kingdom. In 2003, Cott reported strong results with a second consecutive year of record sales and earnings and its fifth consecutive year of profitable performance. Cott expanded its business through acquisitions and growth with key customers while continuing to drive margins and cash flow.

Cott's fiscal year ends on the Saturday closest to December 31 each year and, as a result, a 53rd week is included in Cott's fiscal year every five or six years. Cott's 2003 fiscal year, which ended January 3, 2004, consisted of 53 weeks. For the purpose of the discussion below, the year ended January 3, 2004 is referred to as 2003.

Income from continuing operations in 2003 was $77.4 million or $1.09 per diluted share, compared with reported income from continuing operations of $58.3 million or $0.83 per diluted share in 2002. 2002 results were revised to $48.7 million or $0.69 per diluted share to reflect the implementation of SFAS 145, which no longer allows early debt redemption costs to be recorded as extraordinary items.

In 2003, net income was the same as income from continuing operations, $77.4 million or $1.09 per diluted share. In 2002, net income of $3.9 million or $0.06 per diluted share included the impact of the change in the method of valuing goodwill, due to the adoption of SFAS 142. As a result of this change, a charge of $44.8 million or $0.64 per diluted share was incurred in writing down of the goodwill of Cott's U.K. business.

The aggregate cost of Cott's acquisitions and investments in 2003 was $49.8 million. The most significant transaction was the acquisition of the retailer brand beverage business of North Carolina's Quality Beverage Brands, L.L.C.

2003 VERSUS 2002

RESULTS OF OPERATIONS

SALES -Sales in 2003 were $1,417.8 million, an increase of 18% from $1,198.6 million in 2002. Excluding the impact of foreign exchange rates and the 2002 acquisitions of Premium Beverage Packers, Inc. ("Wyomissing") and Cott Embotelladores de Mexico, S.A. de C.V.("CEMSA"), sales increased 13%. The additional week in 2003 added $20 million dollars in sales. When the extra week of sales is also excluded, sales were up 11% in 2003 as described in detail by business segment below. Total 8oz case equivalent volume was 1,012.5 million cases in 2003. Excluding the impact of acquisitions and concentrate sales, volume was 759.1 million equivalent cases, up 12% compared to the prior year.

In the U.S., sales were $1,016.6 million in 2003, an increase of 17% from 2002. The Wyomissing acquisition occurred in June 2002 and added $20.7 million to sales for the first half of 2003. Excluding this acquisition, sales were up 14%. The growth was driven by increased volume with existing customers and the introduction of new products.

In Canada, sales were $191.0 million in 2003, an increase of 12% in 2003 from $171.2 million in 2002. However, when the impact of foreign exchange rates is excluded, sales in Canada were down 1%. This decrease reflected the difficult competitive environment in the carbonated soft drink industry in Canada.

In the U.K. and Europe, sales were $166.6 million in 2003, an increase of 24% from $134.3 million in 2002. Excluding the impact of the strengthened U.K. pound, sales increased 14% in 2003. New business accounted for about half of the increase and the remaining increase was due to improved service levels with existing customers and warmer than normal summer temperatures.

The International segment includes the Mexican operations, the Royal Crown International division and the business in Asia. Sales by this segment were $42.1 million in 2003, an increase of 107% when compared with sales of $20.3 million in 2002. Excluding the carry-over impact of the acquisitions made in 2002, sales were up 62%. Sales for the Mexican operation were $24.4 million, an increase of $16.5 million when compared to 2002 and accounted for 76% of the increase in International sales. The remainder of the increase was due to increased promotional activities by Royal Crown International.

GROSS PROFIT - Gross profit was 19.5% of sales for 2003 compared with 19.4% in 2002. Higher margins resulted primarily from improved productivity and larger economies of scale, particularly in the U.K. This margin improvement was partially offset by approximately $8.0 million of additional distribution costs incurred in the U.S. during the busy summer season.

Variable costs represented 89% of total cost of sales in 2003. Major elements of these variable costs included ingredients and packaging costs, fees paid to third party manufacturers, distribution costs. About 84% of Cott's beverage products are manufactured in facilities it owns or leases or by third party manufacturers with whom Cott has long-term co-packing agreements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $126.1 million in 2003, up 14% from $110.2 million for 2002. Approximately one third of the increase was due to foreign exchange rate impacts in the U.K. and Canadian business segments, 15% of the increase was due to costs associated with the Wyomissing (U.S.) and Mexico acquisitions and the remaining amount was due to an increase in the number of employees necessary to meet the needs of Cott's growing business. As a percentage of sales, SG&A declined to 8.9% in 2003 from 9.2% in 2002.

UNUSUAL ITEMS - The unusual items of $1.8 million in 2003 includes a provision for a note due from an equity investee.

OTHER EXPENSE (INCOME), NET - Other expense in 2003 was $0.5 million compared to $14.0 million in 2002. This decrease was primarily due to a $14.1 million charge recorded in the first quarter of 2002 relating to the early extinguishment of the 2004 and 2007 notes redeemed in January 2002. Additionally, a gain of $1.3 million on the sale of Cott's remaining interest in Menu Foods Limited was recorded in the second quarter of 2002.

INTEREST EXPENSE - Net interest expense was $27.5 million in 2003, down from $32.9 million in 2002. This decrease was primarily due to lower average debt levels during the year. In addition, in January 2002 Cott paid interest on both the newly issued 2011 notes and on the 2005 and 2007 notes redeemed on January 22, 2002. This double interest payment resulted in an additional charge of $1.4 million.

INCOME TAXES - Cott recorded an income tax provision of $40.1 million in 2003 reflecting an effective tax rate of 34.1%. This compares with $24.4 million, or an effective rate of 33.1%, in 2002. The effective tax rate in 2002 was favorably impacted by a $1.8 million tax recovery from realizing the benefit of a capital loss. In 2003, a rise in Canadian tax rates increased Cott's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - Cash provided by operating activities in 2003 was $93.6 million, after capital expenditures of $49.1 million, as compared to 2002 in which cash provided by operating activities was $49.4 million, after capital expenditures of $41.2 million. Cash from operations was used in 2003 to repay the entire $86.6 million balance of Cott's term loan and $3.6 million of other long term debt to take advantage of lower interest rates available on Cott's revolving credit facility.

INVESTING ACTIVITIES - In December 2003, Cott acquired the retailer brand beverage business of North Carolina's Quality Beverage Brands, L.L.C. ("QBB"). In conjunction with that acquisition, Cott also entered into long-term manufacturing agreements at market rates with Independent Beverage Corporation, an affiliate of QBB. The acquisition and related agreements are expected to enhance Cott's capabilities and to expand its customer base in the Mid-Atlantic region of the United States, and as a result Cott expects to add approximately $45 million a year to its sales in the United States, some of which will include sales to new customers.

Cott believes that there are substantial growth opportunities in Mexico. For that reason, it acquired 90% interest in CEMSA, a Mexican soft drink manufacturer, in 2002. In May 2003, CEMSA acquired a soft drink distribution business from Embotelladora de Puebla, S.A. de C.V. ("EPSA") to expand its business and improve its profitability in Mexico.

In January 2003, Cott acquired the remaining 51% interest in Iroquois West Bottling Ltd. ("Iroquois West"), to strengthen its position in the spring water segment across Canada. Iroquois West is now known as Cott Revelstoke Ltd.

The total cost of these acquisitions and investments in 2003 was $49.8 million. The acquisitions were funded from cash and borrowings on Cott's revolving credit facility.

CAPITAL EXPENDITURES - Capital expenditures were $49.1 million in 2003 as compared with $41.2 million in 2002. Major expenditures in 2003 included $6.1 million for improvements to the Mexico plant and information technology improvements of $11.5 million. In 2003, Cott spent $27.7 million on manufacturing equipment primarily in the U.S. to meet the needs of Cott's growing business.

CAPITAL RESOURCES AND LONG-TERM DEBT - Cott's sources of capital include operating cash flows, short term borrowings under current credit facilities, issuance of public and private debt and issuance of equity securities. Management believes Cott has adequate financial resources to meet its ongoing cash requirements for operations and capital expenditures, as well as its other financial obligations based on its operating cash flows and current available credit.

Cott has a committed senior secured credit facility in the United States and Canada. The credit facility terminates, and the debt under that agreement is due, on December 31, 2005. That facility allows for revolving credit borrowings in a principal amount of up to $100,000,000. This amount was increased on December 23, 2003 from $75,000,000. This facility can be increased by a further $50 million at Cott's option if lenders agree to increase their commitments. As of January 3, 2004, the outstanding amount of revolving credit loans was $63.9 million. Cott Corporation and Cott Beverages Inc. are co-borrowers on the facility, but the debt is guaranteed by most of Cott's U.S. and Canada subsidiaries. The debt and guarantees are secured by substantially all of the assets of the borrowers and the guarantors.

Cott also has outstanding 8% senior subordinated notes, which are due in 2011. As of January 3, 2004, the principal amount of those notes was $275 million. The issuer of the notes is Cott Beverages Inc., but the notes are guaranteed by Cott and most of its U.S. and Canada subsidiaries.

Cott also has a credit facility in the U.K. That facility, which replaced a prior one on February 27, 2003, is a demand facility. This facility is scheduled to terminate December 31, 2004 although demand for payment may be made at any time. Under that facility, Cott U.K. may borrow up to 15 million pounds (U.S. $26.9 million at the January 3, 2004 exchange rate).

Cott's current credit facilities provide maximum credit of $126.9 million. At January 3, 2004, approximately $33.2 million of the senior secured credit facility in the U.S. and Canada and $22.0 million of the U.K. credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facilities was 3.05% as of January 3, 2004. Overdraft borrowings under the U.K. credit facility bear interest at the bank's short term offered rate plus 1.00% except for U.S. dollar borrowings where the margin is currently 0.20%. Term borrowings under this facility include a margin of 0.75%.

Long-term debt as of January 3, 2004 was $279.0 million, compared with $355.8 million at the end of 2002. At January 3, 2004, long-term debt consisted of $269.0 million in 8% senior subordinated notes with a stated face value of $275 million, and $10.0 million of other debt. In 2003, Cott repaid its $86.6 million term bank loan, which reduced its long-term debt repayments in 2004 and 2005 to $3.3 million and $1.1 million, respectively.

The senior secured credit facility and the indenture respecting the 2011 notes contain a number of business and financial covenants and events of default that apply to the borrowers and the restricted subsidiaries. The restricted subsidiaries are, in general, the guarantor subsidiaries organized in Canada and the U.S. Among other events of default or triggers for prepayment in Cott's credit facilities and indenture are: a change of control of Cott in certain circumstances; cross default or cross acceleration to other indebtedness in excess of $10 million; unsatisfied judgments in excess of $10 million; insolvency of Cott or the restricted subsidiaries; and covenant default under the indenture or credit facilities. Some of the more material business and financial covenants are discussed below.

The senior secured credit facility restricts additional indebtedness for subsidiaries to the existing debt and credit facilities, certain intercompany debt, $5.0 million of subordinated debt to unrestricted subsidiaries, $25.0 million of purchase money indebtedness and capital lease obligations, $5.0 million of guarantee obligations and a $10.0 million basket of other additional indebtedness. The senior secured credit facility contains restrictions on investments (including investments in subsidiaries outside of the U.S. or Canada) and acquisitions. In general, individual acquisitions are permitted up to $35.0 million with the aggregate expenditure for all acquisitions limited to $60.0 million in any fiscal year.

There is also a restriction on disposition of assets having a fair market value exceeding $10.0 million in a fiscal year with certain specified exemptions. Restricted payments such as dividends or capital stock purchases are currently limited to 50% of consolidated net income but that amount drops to 25% of consolidated net income if the leverage ratio exceeds 2.0 to 1.0. Capital expenditures in the U.S. and Canada are limited, in the aggregate, to $50.0 million plus a 50% carry forward of the unused current permitted capital expenditures from the prior year.

There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends, if Cott is in default under the senior secured credit agreement. In addition, many of the covenants effectively limit transactions with Cott's unrestricted subsidiaries or non-guarantor entities. Finally, there are additional business covenants in Cott's U.K. credit facility, but the amounts committed for borrowing under those facilities are immaterial in amount and, therefore, those covenants are not material to Cott's operations.

In addition to business covenants, there are financial covenants in the senior secured credit facility. Since the fourth quarter of 2003, Cott's leverage ratio was required to be no more than 2.5 to 1.0 and that requirement is tightened to
2.25 to 1.0 in the third quarter of 2004 and tightens further to 2.0 to 1.0 in the second quarter of 2005. At the end of 2003, Cott's leverage ratio was 1.74 to 1.0. The senior secured credit facility also has an interest coverage test and a fixed charge test. At the end of 2003 and during 2004, Cott's interest coverage ratio must be at least 3.75 to 1.0 and by the fourth quarter of 2005 it must be at least 4.0 to 1.0. As of January 3, 2004 it was 7.96 to 1.0. Cott's fixed charge coverage ratio had to be at least 1.05 to 1.00 at the end of 2003. That required ratio increases each quarter during 2004 until the required ratio at the end of the year is 1.25 to 1.00. At January 3, 2004, Cott's fixed charge coverage ratio was 5.88 to 1.0.

The indenture for the 2011 notes also has numerous covenants that are applicable to Cott Beverages Inc., Cott and the restricted subsidiaries. Cott can only make restricted payments, such as paying dividends, buying back stock or making certain investments, if its fixed charge coverage ratio is at least 2.0 to 1.0. Even then, Cott can only make those restricted payments in an amount that is no greater than 50% of its consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60 million in the aggregate, may be made without satisfying the restricted payments test.

Cott can only incur additional debt or issue preferred stock, other than certain specified debt, if its fixed charge coverage ratio is greater than 2.0 to 1.0. For purposes of the indenture, Cott's fixed charge coverage ratio was 7.11 to
1.0 as of January 3, 2004. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and Cott receives at least 75% of the proceeds in cash. There are also limitations on what Cott may do with the sale proceeds such that it may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time. There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends, if Cott is in default under the indenture. Many of the covenants also effectively limit transactions with Cott's unrestricted subsidiaries or non-guarantor entities. Several of the terms, like restricted payments, are defined differently in the indenture and the senior secured credit facility and certain calculations are made differently in the two agreements.

There are also certain financial covenants in Cott's U.K. facility, but the amounts committed for borrowing under that facility are immaterial in amount and, therefore, those financial covenants are not material to Cott's operations.

Cott believes it has sufficient financial flexibility under the terms of its indebtedness to operate its business as currently planned.

CAPITAL STRUCTURE - In 2003, shareowners' equity increased by $126.9 million from 2002. The following contributed to this increase: net income of $77.4 million, additional share capital of $19.8 million from the exercise of employee stock options, including the related tax benefit, and $29.7 million in favorable foreign currency translation on the net assets of self-sustaining foreign operations all contributed to the increase. The foreign currency translation adjustment resulted from the strengthening of the U.K. pound and the Canadian dollar compared with the U.S. dollar.

DIVIDEND PAYMENTS - No dividends were paid in 2003. Cott does not expect to resume dividend payments to common shareowners in 2004 as it intends to use cash for future growth or debt repayment.

There are certain restrictions on the payment of dividends under Cott's credit facility and 2011 notes indenture. The most restrictive provision is the quarterly limitation of dividends based on the prior quarter's earnings. Cott currently can pay dividends subject to these limitations but does not intend to do so.

CONTRACTUAL OBLIGATIONS - The following chart shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of January 3, 2004:

                                                              PAYMENTS DUE BY PERIOD
                            -------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS     TOTAL         LESS THAN 1 YEAR         YEARS 2-3            YEARS 4-5         AFTER 5 YEARS
-----------------------     -----         ----------------         ---------            ---------         -------------
(in millions)
2011 notes                  $275.0            $     -               $   -                $   -              $ 275.0
Operating leases              34.3               10.1                15.4                  6.0                  2.8
Other                         10.0                3.3                 2.2                  2.2                  2.3
                            ------            -------               -----                -----              -------
                            $319.3            $  13.4               $17.6                $ 8.2              $ 280.1
                            ------            -------               -----                -----              -------

CRITICAL ACCOUNTING POLICIES

Note 1 to the consolidated financial statements includes a summary of the significant accounting policies and estimates used in the preparation of Cott's consolidated financial statements.

Cott's critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or on other assumptions management believes to be reasonable. Where actuals differ from estimates, revisions are included in the results of the period in which actuals become known. Historically, differences between estimates and actuals have not had a significant impact on Cott's consolidated financial statements.

Critical accounting policies and estimates used to prepare the financial statements are discussed with Cott's Audit Committee as they are implemented and on an annual basis and include the following:

REVENUE RECOGNITION

Cott reports sales when ownership passes to customers for products manufactured in its own plants and/or by third parties. Management regularly evaluates the facts and circumstances in relation to the criteria in the EITF 99-19 and uses its best judgment to determine whether to report sales on a gross or net basis for products manufactured by third parties. Currently, the facts and circumstances surrounding all of Cott's business support the reporting of all sales on a gross basis.

Cott offers sales incentives to certain customers. Cott accounts for these incentives as a reduction from sales. Cott follows the guidance under EITF 01-9 in accounting for sales incentives. Where the incentive has been paid in advance,

Cott amortizes the amount based on expected future sales related to the incentive. Where the incentive is to be paid in arrears, Cott accrues the amount based on expected future sales related to the incentive.

IMPAIRMENT TESTING OF GOODWILL AND INTANGIBLE ASSETS WITH AN INDEFINITE LIFE

With the implementation of SFAS 142 in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested annually for impairment. Any impairment loss is recognized in income. Cott has goodwill of $81.6 million and rights of $80.4 million on its balance sheet at January 3, 2004.

In accordance with SFAS 142, Cott evaluates goodwill for impairment on a reporting unit basis. The evaluation of goodwill for each reporting unit is based upon the following approach. Cott compares the fair value of a reporting unit to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine the impairment loss.

Cott measures the fair value of reporting units using discounted future cash flows. Since the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect Cott's long-term view of the market and the discount rate is based on Cott's weighted average cost of capital. Each year Cott re-evaluates the assumptions used to reflect changes in the business environment. Based on the evaluation performed this year, Cott's determined that the fair values of its reporting units exceeded their carrying value and that as a result the second step of the impairment test was not required.

Cott's only intangible asset with an indefinite life relates to its 2001 acquisition of intellectual property from Royal Crown Company, Inc. including the right to manufacture Cott concentrates, with all related inventions, processes, technologies, technical and manufacturing information and know-how. There is an indefinite contractual life to Cott's ownership of these rights, and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life. In accordance with SFAS 142, based on the above factors, the life of the rights is considered to be indefinite and they are not amortized, but are tested annually for impairment. Impairment of an intangible asset with an indefinite life, if any, is determined using the same discounted future cash flow assumptions and model discussed above for goodwill. Cott compares the carrying value of the rights to their fair value and recognizes in income any impairment in value.

OTHER INTANGIBLE ASSETS

Other intangible assets consist principally of customer relationships that arise from acquisitions which amounted to $137.1 million at January 3, 2004. Customer relationships are amortized on a straight-line basis for the period over which Cott expects to receive economic benefits. Cott periodically compares the carrying value of customer relationships by customer to the estimated undiscounted future cash flows of the related business and recognizes any impairment in its income statement. The expected life and value of these intangible assets is based on an evaluation of competitive environment, customer history and future prospects as appropriate.

INCOME TAXES

Cott regularly reviews the recognized and unrecognized deferred income tax assets to determine whether or not a valuation allowance is required. Management believes that virtually all deferred tax assets will be realized as a result of anticipated future taxable income from operations. The loss carry forwards of $19.1 million relate primarily to Canada and a significant change in the volumes or profitability of these operations could affect the realization of the deferred tax assets.

CANADIAN GAAP

Cott makes available to all shareowners consolidated financial statements prepared in accordance with Canadian GAAP and files these financial statements with Canadian regulatory authorities. Results reported under Canadian GAAP may differ from results reported under U.S. GAAP from time to time. Under Canadian GAAP in 2003, Cott reported net income of $77.2 million and total assets of $910.1 million compared to net income and total assets reported under U.S. GAAP of $77.4 million and $908.8 million, respectively. There are no material U.S./Canadian GAAP differences for 2003.

Under Canadian GAAP in 2002, Cott reported net income of $58.8 million and total assets of $787.1 million compared to net income and total assets reported under U.S. GAAP of $3.9 million and $785.4 million, respectively. There were two primary U.S./Canadian GAAP differences for 2002.

First, under Canadian GAAP, the 2005 and 2007 notes were considered discharged on December 21, 2001 when the funds to redeem the notes were transferred to an irrevocable trust. As a result, debt extinguishment costs were recorded in the fourth quarter of 2001 under Canadian GAAP. Under U.S. GAAP, however, the 2005 and 2007 notes were considered discharged on January 22, 2002, and extinguishment costs of $14.1 million, which were $9.6 million after deferred income tax recovery, were recorded in the first quarter of 2002.

Second, under Canadian GAAP, the impairment loss of $44.8 million relating to the change in the method for valuing goodwill is charged to opening retained earnings for the first quarter of 2002. Under U.S. GAAP, the change in accounting principle is recorded as a charge to net income for 2002.

2002 VERSUS 2001

RESULTS OF OPERATIONS

Income from continuing operations in 2002 was reported as $58.3 million or $0.83 per diluted share as compared with $39.9 million or $0.58 per diluted share in 2001. 2002 results were revised to $48.7 million or $0.69 per diluted share to reflect the implementation of SFAS 145, which no longer allows early debt redemption costs to be recorded as extraordinary items. Net income for 2002 was $3.9 million or $0.06 per share after taking into account the change in accounting principle and related charge of $44.8 million for goodwill relating to the U.K.

SALES -Sales in 2002 were $1,198.6 million compared with $1,090.1 million in 2001. Excluding the impact of the acquisitions discussed below and the K-Mart bankruptcy, sales were $1,109.2 million for 2002, an increase of 4% from $1,064.2 million in 2001. Beverage volumes increased in the existing U.S. and Canadian businesses and were partially offset by lower sales in the U.K.

In the U.S., sales of $872.2 million in 2002 increased 12% from $779.4 million in 2001. Of the increased sales, $66.7 million was as a result of the Wyomissing acquisition and NRB business combination. U.S. sales were also impacted by the K-Mart bankruptcy in 2002 as sales to this customer decreased $17.2 million in 2002 compared with 2001. Excluding the impact of Wyomissing, NRB and K-Mart, U.S. sales of $796.8 million were up 6% in 2002 compared with 2001, due principally to increased sales to existing customers.

Sales in Canada of $171.2 million increased 5% from $163.7 million in 2001. Approximately, one third of the increase was driven by increased promotional activities with existing customers, one third by new product launches and retailer brand relaunches and the remainder by expanded spring water business.

Sales in the U.K. & Europe were $134.3 million in 2002, a decrease of 4% from $140.4 million in 2001. Excluding the impact of foreign exchange due to the strengthening U.K. pound in relation to the U.S. dollar, sales decreased 9%. Approximately one quarter of the decrease was due to discontinuing sales of certain products and relationships with certain customers. The remaining decrease was due to more emphasis on national brands by some U.K. retailers.

Sales in the International segment were $20.3 million in 2002 compared with $6.1 million in 2001. The CEMSA acquisition in 2002 contributed $7.9 million to the increase and the remaining increase was due to the Royal Crown acquisition in 2001.

GROSS PROFIT - Gross profit was 19.4% of sales for 2002 compared with 17.2% in 2001. Higher margins resulted primarily from operating efficiency improvements in the U.K., such as reduced usage of external warehousing, improved yields as well as the impact of acquiring the Royal Crown assets. The Royal Crown acquisition had a 1.2 percentage point positive effect on Cott's gross profit margins by significantly reducing concentrate costs. Cott self-manufactures most of its concentrate requirements as a result of this acquisition. The margin improvement from the Royal Crown acquisition was partially offset by the increased interest expense relating to the acquisition. Gross profit was also favorably impacted by the continuous cost improvement programs such as increasing lines speed, ensuring the optimal fill height of bottles, decreasing change over times and improving suppliers' quality, which contributed to operating efficiencies across Cott plants.

Cost of sales was 80.6% of sales in 2002, 2.2 percentage points better than 2001. Variable costs represented about 90% of total cost of sales and fixed costs represented about 10%. Major components of cost of sales included ingredients and packaging costs, fees paid to third party manufacturers, logistics and freight costs and depreciation and amortization. In 2002, about 85% of Cott's beverage products were manufactured in facilities it owns or leases or by third party manufacturers with whom Cott has long-term co-packing agreements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $110.2 million in 2002, up $16.1 million from $94.1 million for 2001. SG&A increased as a percent of sales from 8.6% to 9.2%. Excluding the impact of acquisitions and 2001 goodwill amortization, of $8.7 million and $3.7 million, respectively, SG&A was $101.4 million, an increase of $11.1 million from 2001. Approximately $2.1 million of the increase is due to one-time reorganization charges in the U.K. that were recorded in the first quarter. The remaining increase reflects higher employee costs as headcount was increased to meet current and future growth in the U.S. business, and $2.3 million of incremental information technology spending.

INTEREST EXPENSE - Net interest expense was $32.9 million in 2002 compared with $32.2 million for 2001. Interest on the term loan to finance the Royal Crown acquisition and the NRB business combination resulted in an increase of $3.2 million. The December 2001 refinancing of the 2005 and 2007 notes with 8% senior subordinated notes maturing in 2011 lowered interest expense by $2.2 million. Interest savings in 2002 would have been higher except that Cott had to pay interest for most of the month of January on both the 2011 notes and the 2005 and 2007 notes. The 2005 and 2007 notes were repaid from funds held in trust on January 22, 2002. The refinancing lowered Cott's average interest rate on its high yield notes by one percentage point.

OTHER EXPENSE (INCOME), NET - Other expense in 2002 was $14.0 million compared to income of $2.4 million in 2001. The difference is primarily due to debt extinguishment costs of $14.1 million recorded in the first quarter of 2002 partially offset by a gain on the sale of Cott's remaining interest in Menu Foods Limited recorded in the second quarter of 2002.

INCOME TAXES - Cott recorded an income tax provision of $24.4 million reflecting an effective tax rate of 33.1% as compared with $23.2 million for an effective rate of 36.8% in 2001. The decrease in the effective tax rate in 2002 principally reflects a lower statutory rate in Canada, restructuring of internal debt in the third quarter of the year and realization of the benefit of a capital loss in the first quarter. The 2001 effective tax rate was also lowered as Cott recorded a $4.4 million tax benefit relating to prior period loss carryforwards by decreasing the valuation allowance. Cott expects to be able to utilize prior period tax loss carryforwards as a result of acquisitions made in 2001.

CHANGE IN ACCOUNTING PRINCIPLE - In 2002, Cott adopted SFAS 142 for goodwill and intangibles acquired prior to June 30, 2001. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests based on fair values rather than net recoverable amount. An impairment test of goodwill was required upon adoption of this standard. Cott completed the impairment test of its reporting units in the first quarter under the new rules and as a consequence recorded a non-cash charge of $44.8 million to write down the entire goodwill of its U.K. business.

CANADIAN GAAP

Under Canadian GAAP in 2002, Cott reported net income of $58.8 million and total assets of $787.1 million compared to the net income and total assets under U.S. GAAP of $3.9 million and $785.4 million, respectively. There were two primary U.S./Canadian GAAP differences for the year ended December 28, 2002 as described in the 2003 Canadian GAAP analysis. In 2001, the primary difference was the treatment of the discharge of the 2005 and 2007 notes as described in the 2003 Canadian GAAP analysis. Under Canadian GAAP in 2001, Cott reported net income of $30.2 million and total assets of $766.6 million compared to net income and total assets under U.S GAAP of $39.9 million and $1,065.4 million.

OUTLOOK

Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. While the carbonated soft drink industry continues to experience slow growth, the retailer brand segment is experiencing significant positive growth, especially in the U.S. However, there is intense price competition from heavily promoted global and regional brands in the beverage industry, Cott's major opportunity for growth depends on management's execution of its strategies and on retailers' continued commitment to their retailer brand soft drink programs.

In 2004, Cott intends to continue to strive to expand the business through growing sales with existing customers, the pursuit of new customers and channels and through new acquisitions and alliances. Cott is not able to accurately predict the success or timing of such efforts. As of the date of this report, sales are expected to grow between 10% and 12% for 2004. The majority of this growth is expected to be through existing businesses. Along with sales growth from major customers, management also believes there are significant opportunities for growth in the U.S. market as retailer brand penetration is not currently as high as in other markets. The Canadian division intends to focus on innovation and entry into new channels. We believe that the U.K. business has stabilized and continued efforts are expected to further improve earnings. We also believe that significant growth opportunities exist in Mexico. Mexico has a population of approximately 100 million and it is second only to the United States in per-capita consumption of soft drinks.

As of the date of this report, Cott expects 2004 earnings per share, on a diluted basis, to rise to between $1.18 and $1.22 and earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2004 to be the following:

                                        (in millions)
INCOME FROM CONTINUING OPERATIONS         $85 - $88

   Depreciation and amortization             $58
   Interest expense, net                     $30
   Income taxes                           $45 - $46
                                          ---------

EBITDA                                   $218 - $222
                                          =========

Total capital expenditures for 2004 are expected to be approximately $55.0 million.

EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization. Cott uses operating income as its primary measure of performance and cash flow from operations as its primary measure of liquidity. Nevertheless, Cott presents EBITDA in its filings for several reasons. First, Cott uses multiples of EBITDA and discounted cash flows in determining the value of its operations. In addition, Cott uses "cash return on assets," which is a financial measure calculated by dividing Cott's annualized EBITDA by its aggregate operating assets, for the purposes of calculating performance-related bonus compensation for its management employees, because that measure reflects the ability of management to generate cash while preserving assets. Finally, Cott includes EBITDA in its filings because it believes that its current and potential investors use multiples of EBITDA to make investment decisions about Cott. Investors should not consider EBITDA an alternative to net income, nor to cash provided by operating activities nor any other indicator of performance or liquidity, which have been determined in accordance with U.S. or Canadian GAAP. Cott's method of calculating EBITDA may differ from the methods used by other companies and, accordingly, Cott's EBITDA may not be comparable to similarly titled measures used by other companies.

RISKS AND UNCERTAINTIES

We face a number of risks and uncertainties, including the following:

COMPETITIVE ENVIRONMENT - The markets for Cott's products are extremely competitive. In comparison to the major national-brand beverage manufacturers, Cott is a relatively small participant in the industry. Cott faces competition from the national-brand beverage manufacturers in all of its markets and from other retailer-brand beverage manufacturers in the United States and the United Kingdom. If Cott's competitors reduce their selling prices or increase the frequency of their promotional activities in Cott's core markets or if Cott's customers do not allocate adequate shelf space for beverages supplied by Cott, Cott could lose market share or be forced to reduce pricing or increase capital and other expenditures, any of which could adversely affect Cott's profitability.

RELIANCE ON A SMALL NUMBER OF CUSTOMERS - A significant portion of Cott's sales are concentrated in a small number of customers. Cott's customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in Cott's core markets of the United States, Canada and the United Kingdom. Sales to Cott's top customer in 2003 and 2002 accounted for 42% and 40%, respectively, of the Company's total sales and sales to the top ten customers were 71% of total sales in 2003 and 2002. Cott expects that sales of its products to a limited number of customers will continue to account for a high percentage of Cott's sales in the foreseeable future. The loss of any significant customer, or customers which in the aggregate represent a significant portion of Cott's sales, could have a material adverse effect on Cott's operating results and cash flows. At January 3, 2004, Cott has $137.1 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset will result in an impairment in the value of the intangible asset.

STABILITY OF PROCUREMENT COSTS - The principal ingredients required to produce Cott's products are concentrates, sweeteners and carbon dioxide. Cott makes most of the concentrates it needs using ingredients from third parties and sources the remaining concentrates and other ingredients from outside vendors. Cott's purchases its primary packaging supplies, including polyethylene terephthalate
(PET) bottles, caps and PET preforms, cans and lids, labels, cartons and trays, from outside vendors. Cott has a variety of suppliers for many of its materials, and Cott maintains long-standing relationships with many of these suppliers. Cott typically enters into annual supply arrangements rather than long-term contracts with its suppliers, which means that Cott's suppliers are obligated to continue to supply it with materials for one-year periods, at the end of which Cott must either renegotiate the contract with the incumbent supplier or find alternative sources of supply. With respect to some of Cott's key packaging supplies, such as aluminum cans and lids and PET bottles, and some of its key ingredients, such as artificial sweeteners, Cott has entered into long-term supply agreements, the terms of which range from 1 to 5 years, and therefore Cott is assured of a supply of those key packaging supplies and ingredients for a longer period of time. As with Cott's annual supply contracts, Cott must either renegotiate these long-term supply agreements with the incumbent suppliers when they expire or find alternative sources for supply.

Cott relies upon its ongoing relationships with its key suppliers to support its operations. Cott believes that it will be able to either renegotiate contracts with these suppliers when they expire or alternatively, if Cott is unable to renegotiate contracts with its key suppliers, Cott believes that it could replace them. However, Cott could incur higher ingredient and packaging supply costs in renegotiating contracts with existing suppliers or replacing those suppliers or Cott could experience temporary dislocations in its ability to deliver products to its customers, either of which could have a material adverse effect on its results of operations.

COMMODITY PRICES - Cott bears the risk of increasing prices on the ingredients and packaging in its products. The majority of Cott's ingredient and packaging supply contracts allow its suppliers to alter the costs they charge Cott for those ingredients and packaging supplies based on changes in the costs of the underlying commodities that are used to produce those ingredients and packaging supplies, such as resin for PET bottles and high fructose corn syrup. These increases are based on averages of these price increases over various periods of time rather than day-to-day price fluctuations. In addition, the contracts for certain of Cott's ingredients and packaging supplies permit its suppliers to increase the costs they charge Cott based on increases in their cost of converting those underlying commodities into the finished ingredients and packaging supplies that Cott purchases. In certain cases, those increases are subject to negotiated limits and in other cases, they are not. These changes in the prices that Cott pays for ingredients and packaging supplies occur at certain predetermined times that vary by product and supplier, but are principally on semi-annual and annual bases. Accordingly, Cott bears the risk of increases in the costs of these ingredients and packaging supplies, including the underlying costs of the commodities that comprise these ingredients and packaging supplies and, to some extent, the costs of converting those commodities into finished products. Cott does not use derivatives to manage this risk. If the cost of these ingredients or packaging supplies increase, Cott may be unable to pass these costs along to its customers through corresponding or contemporaneous adjustments to the prices it charges, which could have a material adverse effect on its results of operations.

INTEGRATION OF ACQUIRED BUSINESSES - Cott's success depends, in part, on its ability to manage new acquisitions. In recent years, Cott has grown its business and beverage offerings primarily through acquisition of other companies, new product lines and growth with key customers. A part of Cott's strategy is to continue to expand its business through acquisitions and alliances. To succeed with this strategy, Cott must identify appropriate acquisition or strategic alliance candidates. The success of this strategy also depends on Cott's ability to manage and integrate acquisitions and alliances at a pace consistent with the growth of its business. Cott cannot provide assurance that acquisition opportunities will be available, that we will continue to acquire businesses and product lines or that any of the businesses or product lines that we acquire or align with will be integrated successfully into Cott's business or prove profitable.

PROTECTION OF INTELLECTUAL PROPERTY - Cott possesses certain intellectual property that is important to its business. This intellectual property includes trade secrets, in the form of the concentrate formulae for most of the beverages that Cott produces, and trademarks for the names of the beverages that Cott sells, which are trademarks Cott either owns or licenses from its retailer brand customers and others. Cott's success depends, in part, on its ability to protect its intellectual property.

To protect this intellectual property, Cott relies principally on contractual restrictions in agreements (such as nondisclosure and confidentiality agreements) with employees, consultants and customers, and on common law protections afforded to trade secrets and proprietary "know-how" and the statutory protections afforded to trademarks. In addition, Cott will vigorously pursue any person who infringes on its intellectual property using any and all legal remedies available. Notwithstanding Cott's efforts, it may not be successful in protecting its intellectual property for a number of reasons, including:

     - Cott's competitors may independently develop intellectual property that is similar to or better than Cott's;

     - employees, consultants and customers may not abide by their contractual agreements and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;

     - foreign intellectual property laws may not adequately protect Cott's intellectual property rights; and

     - Cott's intellectual property rights may be successfully challenged, invalidated or circumvented.

If Cott is unable to protect its intellectual property, it would weaken its competitive position and Cott could face significant expense to protect or enforce its intellectual property rights. At January 3, 2004, Cott has $80.4 million of rights recorded as an intangible asset.

FOREIGN EXCHANGE - Cott is exposed to changes in foreign currency exchange rates. Operations outside of the U.S. account for approximately 27% of 2003 sales and 26% of 2002 sales and are concentrated principally in the U.K. and Canada.

Cott translates the revenues and expenses of its foreign operations using average exchange rates prevailing during the period. The effect of foreign currency fluctuation has not been material to its results of operations. Cott's debt instruments (excluding the U.K. credit facility) are denominated in U.S. dollars.

To date, Cott has not entered into foreign exchange contracts to hedge its exposure to foreign exchange rate fluctuations. However, Cott may enter into foreign exchange contracts in the future if the rates become less stable

DEBT OBLIGATIONS AND INTEREST RATES - Cott had a net-debt to net-debt-plus-equity ratio of 49.5% as of January 3, 2004 compared to 63.1% as of December 28, 2002 and is subject to the risks associated with this level of debt.

Cott is exposed to changes in interest rates. At January 3, 2004, none of its outstanding long-term debt is subject to interest at variable rates (2002 - 24%). Cott regularly reviews the structure of its indebtedness and considers changes to its proportion of floating versus fixed rate debt through refinancing, interest rate swaps or other measures in response to the changing economic environment. Historically, Cott has not used derivative instruments to manage interest rate risk. However, in 2004, Cott intends to use derivative instruments to hedge interest rate exposure to achieve an optimal proportion of floating versus fixed rate debt. If Cott fails to manage these derivative instruments successfully, or if Cott is unable to refinance its indebtedness or otherwise increase its debt capacity in response to changes in the marketplace, the expense associated with debt service could increase. This would negatively impact Cott's financial condition.

The information below summarizes Cott's market risks associated with debt obligations as of January 3, 2004. The table presents principal cash flows and related interest rates by year of maturity. Interest rates disclosed represent the actual weighted average rates as of January 3, 2004.

                                                          THERE-            FAIR
DEBT MATURING IN:       2004    2005   2006   2007  2008  AFTER    TOTAL    VALUE
-----------------       ----    ----   ----   ----  ----  -----    -----    -----
(in millions)
DEBT
Fixed rate             $  3.3   $1.1   $1.1   $1.1  $1.1  $277.3   $285.0   $309.8
                       ------   ----   ----   ----  ----  ------   ------   ------
Weighted average
  interest rate for
    debt maturing         6.3%   5.1%   5.1%   5.1%  5.1%    8.0%     7.9%
                       ------   ----   ----   ----  ----  ------   ------   ------

LEGAL MATTERS - EPA regulations provide that a minimum percentage of a bottler's soft drink sales within specified areas in Ontario must be made in refillable containers. To comply with these requirements, Cott and many other industry participants would have to significantly increase sales in refillable containers to a minimum refillable ratio of 30%. Cott is not in compliance with these regulations and does not expect to be in the foreseeable future. The regulations have not been actively enforced since 1991 despite the fact that they are still in effect and not amended. Moreover, the Ontario Ministry of the Environment released a report in 1997 stating that these EPA regulations are "outdated and unworkable". However, despite the unworkable nature of the EPA regulations, they have not yet been revoked.

Cott believes that the magnitude of the potential fines that Cott could incur if the Ontario Ministry of the Environment chose to enforce these regulations is such that the costs to Cott of non-compliance could be, although are not contemplated to be, significant. However, management of Cott believes that such enforcement is very remote and, in any event, these regulations are expected to be revoked in the near future given the more recent regulatory activity in this area as described below.

In December of 2003, the Ontario Ministry of the Environment approved the Blue Box Program, which included provisions regarding industry responsibility for 50% of the net cost of the Program. Generally, the company that owns the intellectual property rights to the brand of a product, or is the licensee of those rights, and that manufactures, packages or distributes a product for sale in Ontario or causes such manufacturing, packaging or distributing of a product in Ontario, will be liable for the costs under the Program. Cott is not generally the owner of the intellectual property rights to the brands of its products. Rather, Cott generally manufactures, packages and distributes products for and on behalf of third party customers who are the brand owners and Cott does not believe that any costs for which it might be ultimately responsible for would have a material adverse effect on its results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Foreign exchange" and "Debt obligations and interest rates", on page 58 of Management's Discussion and Analysis in item 7 above.

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

The report of PricewaterhouseCoopers LLP, Cott's independent auditors, covering their audit of the consolidated financial statements, is included in this Annual Report. Their independent audit of Cott's consolidated financial statements includes a review of internal accounting controls to the extent they consider necessary as required by generally accepted auditing standards. Cott used PricewaterhouseCoopers LLP for audit and tax compliance services in 2003 and plans to engage them only to provide these services in the future.

The Board of Directors annually appoints an Audit Committee, consisting of at least three outside directors. The Audit Committee meets with management, internal auditors and the independent auditors to review any significant accounting and auditing matters and to discuss the results of audit examinations. The Audit Committee also reviews the consolidated financial statements, the Report of Independent Auditors and other information in the Annual Report and recommends their approval to the Board of Directors.

/s/ Frank E. Weise III                            /s/ Raymond P. Silcock
Frank E. Weise III                                Raymond P. Silcock
Chairman & Chief Executive Officer                Executive Vice President &
March 16, 2004                                    Chief Financial Officer
                                                  March 16, 2004

REPORT OF INDEPENDENT AUDITORS

TO THE SHAREOWNERS OF COTT CORPORATION

We have audited the consolidated balance sheets of COTT CORPORATION as of January 3, 2004 and December 28, 2002 and the consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended January 3, 2004. These consolidated financial statements are the responsibility of Cott's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Cott as of January 3, 2004 and December 28, 2002 and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2004 in conformity with generally accepted accounting principles in the United States.

As discussed in notes 3 and 6 to the consolidated financial statements, Cott adopted Statement of Financial Accounting Standard 145 for reporting of gains and losses from extinguishment of debt on December 29, 2002 and Statement of Financial Accounting Standard 142 for goodwill and other intangibles acquired prior to June 30, 2001 on December 30, 2001.

We reported separately in our report dated January 28, 2004, in accordance with generally accepted auditing standards in Canada, to the shareowners of COTT CORPORATION on consolidated financial statements for each of the three years in the period ended January 3, 2004, prepared in accordance with generally accepted accounting principles in Canada.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Toronto, Ontario
January 28, 2004

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions of U.S. dollars, except per share amounts)

                                                                           FOR THE YEARS ENDED
                                                            ------------------------------------------
                                                            JANUARY 3,   DECEMBER 28,     DECEMBER 29,
                                                               2004         2002             2001
                                                            ----------   ------------     ------------
SALES                                                       $  1,417.8   $    1,198.6     $    1,090.1

Cost of sales                                                  1,141.0          965.7            902.7
                                                            ----------   ------------     ------------

GROSS PROFIT                                                     276.8          232.9            187.4

Selling, general and administrative expenses                     126.1          110.2             94.1
Unusual items - note 2                                             1.8              -                -
                                                            ----------   ------------     ------------

OPERATING INCOME                                                 148.9          122.7             93.3

Other expense (income), net - note 3                               0.5           14.0             (2.4)
Interest expense, net - note 4                                    27.5           32.9             32.2
Minority interest                                                  3.2            2.1              0.4
                                                            ----------   ------------     ------------

INCOME BEFORE INCOME TAXES AND EQUITY LOSS                       117.7           73.7             63.1

Income taxes - note 5                                            (40.1)         (24.4)           (23.2)
Equity loss                                                       (0.2)          (0.6)               -
                                                            ----------   ------------     ------------

INCOME FROM CONTINUING OPERATIONS                                 77.4           48.7             39.9

Cumulative effect of change in accounting principle,
 net of tax - note 6                                                 -          (44.8)               -
                                                            ----------   ------------     ------------

NET INCOME - note 7                                         $     77.4   $        3.9     $       39.9
                                                            ==========   ============     ============

PER SHARE DATA - note 8
    INCOME PER COMMON SHARE - BASIC
    Income from continuing operations                       $     1.12   $       0.75     $       0.66
    Cumulative effect of change in accounting principle     $        -   $      (0.69)    $          -
    Net income                                              $     1.12   $       0.06     $       0.66

    INCOME PER COMMON SHARE - DILUTED
    Income from continuing operations                       $     1.09   $       0.69     $       0.58
    Cumulative effect of change in accounting principle     $        -   $      (0.64)    $          -
    Net income                                              $     1.09   $       0.06     $       0.58

        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

                                                                        JANUARY 3,         DECEMBER 28,
                                                                          2004                2002
                                                                        ----------         ------------
ASSETS

CURRENT ASSETS
Cash                                                                    $     18.4         $       3.3
Accounts receivable - note 9                                                 148.8               136.2
Inventories - note 10                                                         94.4                78.0
Prepaid expenses                                                               5.5                 7.2
                                                                        ----------         -----------

                                                                             267.1               224.7

PROPERTY, PLANT AND EQUIPMENT - note 11                                      314.3               273.0

GOODWILL - note 12                                                            81.6                77.0

INTANGIBLES AND OTHER ASSETS - note 13                                       245.8               210.7
                                                                        ----------         -----------

                                                                        $    908.8         $     785.4
                                                                        ==========         ===========
LIABILITIES

CURRENT LIABILITIES
Short-term borrowings - note 14                                         $     78.1         $      21.3
Current maturities of long-term debt - note 15                                 3.3                16.5
Accounts payable and accrued liabilities - note 16                           140.5               130.0
                                                                        ----------         -----------

                                                                             221.9               167.8

LONG-TERM DEBT - note 15                                                     275.7               339.3

DEFERRED INCOME TAXES - note 5                                                40.5                33.5
                                                                        ----------         -----------

                                                                             538.1               540.6
                                                                        ----------         -----------

MINORITY INTEREST                                                             25.6                26.6

SHAREOWNERS' EQUITY

CAPITAL STOCK - note 17
         Common shares - 70,258,831 (2002 - 68,559,035) shares issued        267.9               248.1

RETAINED EARNINGS                                                             83.3                 5.9

ACCUMULATED OTHER COMPREHENSIVE INCOME                                        (6.1)              (35.8)
                                                                        ----------         -----------

                                                                             345.1               218.2
                                                                        ----------         -----------

                                                                        $    908.8         $     785.4
                                                                        ==========         ===========

Approved by the Board of Directors

/s/ Serge Gouin          Director        /s/ Philip B. Livingston       Director
----------------                         ------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(in millions of U.S. dollars)

                                            NUMBER OF                                            ACCUMULATED
                                             COMMON                                 RETAINED        OTHER
                                             SHARES       COMMON     PREFERRED      EARNINGS/    COMPREHENSIVE      TOTAL
                                         (in thousands)   SHARES       SHARES       (DEFICIT)       INCOME          EQUITY
                                         --------------   ------       ------       ---------       ------          ------
Balance at December 30, 2000                59,868        $ 189.1  $      40.0   $     (37.9)  $      (32.7)     $     158.5

Options exercised, including tax
     benefit of $2.3 million - note 18       1,452           10.3            -             -              -             10.3
Comprehensive income - note 7
     Currency translation adjustment             -              -            -             -          (11.0)           (11.0)
     Net income                                  -              -            -          39.9              -             39.9
                                         ---------        -------  -----------   -----------   ------------      -----------

Balance at December 29, 2001                61,320          199.4         40.0           2.0          (43.7)           197.7

Options exercised, including tax
    benefit of $2.9 million - note 18          953            8.7            -             -              -              8.7
Conversion of preferred shares into
    common shares - note 17                  6,286           40.0        (40.0)            -              -                -
Comprehensive income - note 7
     Currency translation adjustment             -              -            -             -            7.9              7.9
     Net income                                  -              -            -           3.9              -              3.9
                                         ---------        -------  -----------   -----------   ------------      -----------

Balance at December 28, 2002                68,559          248.1            -           5.9          (35.8)           218.2

Options exercised, including tax
    benefit of $7.5 million - note 18        1,700           19.8            -             -              -             19.8
Comprehensive income - note 7
     Currency translation adjustment             -              -            -             -           29.7             29.7
     Net income                                  -              -            -          77.4              -             77.4
                                         ---------        -------  -----------   -----------   ------------      -----------

Balance at January 3, 2004                  70,259        $ 267.9  $         -   $      83.3   $       (6.1)     $     345.1
                                         =========        =======  ===========   ===========   ============      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

                                                                              FOR THE YEARS ENDED
                                                                -------------------------------------------
                                                                JANUARY 3,    DECEMBER 28,     DECEMBER 29,
                                                                   2004           2002            2001
                                                                ----------    ------------     ------------
OPERATING ACTIVITIES
Net income                                                      $     77.4    $        3.9     $       39.9
Depreciation and amortization                                         51.0            44.1             40.2
Amortization of financing fees                                         1.7             1.7              1.9
Deferred income taxes - note 5                                         9.6             5.3              9.3
Minority interest                                                      3.2             2.1              0.4
Equity loss                                                            0.2             0.6                -
Non-cash unusual items                                                 1.8               -                -
Gain on disposal of investment                                           -            (1.3)               -
Cumulative effect of accounting change - note 6                          -            44.8                -
Other non-cash items                                                   1.6             5.9             (0.7)
Net change in non-cash working capital - note 19                      (3.8)          (16.5)             2.4
                                                                ----------    ------------     ------------

Cash provided by operating activities                                142.7            90.6             93.4
                                                                ----------    ------------     ------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                           (49.1)          (41.2)           (35.8)
Acquisitions and equity investments - note 20                        (49.8)          (30.6)          (127.6)
Notes receivable                                                      (2.5)              -                -
Proceeds from disposal of businesses                                     -               -              3.5
Other                                                                 (0.4)           (0.5)             1.3
                                                                ----------    ------------     ------------

Cash used in investing activities                                   (101.8)          (72.3)          (158.6)
                                                                ----------    ------------     ------------

FINANCING ACTIVITIES
Issue of long-term debt                                                  -             1.0            367.4
Decrease (increase) in cash in trust                                     -           297.3           (297.3)
Payments of long-term debt                                           (90.2)         (287.2)            (7.2)
Payment of deferred consideration on acquisition                         -           (19.5)               -
Short-term borrowings                                                 55.8           (12.9)            (2.5)
Debt issue costs                                                         -               -             (5.0)
Distributions to subsidiary minority shareowner                       (4.1)           (3.9)            (0.7)
Issue of common shares                                                12.3             5.8              8.0
Other                                                                 (0.4)           (0.2)               -
                                                                ----------    ------------     ------------

Cash provided by (used in) financing activities                      (26.6)          (19.6)            62.7
                                                                ----------    ------------     ------------

Net cash used in discontinued operations                                 -               -             (0.6)

Effect of exchange rate changes on cash                                0.8             0.7             (0.2)
                                                                ----------    ------------     ------------

NET INCREASE (DECREASE) IN CASH                                       15.1            (0.6)            (3.3)
CASH, BEGINNING OF YEAR                                                3.3             3.9              7.2
                                                                ----------    ------------     ------------
CASH, END OF YEAR                                               $     18.4    $        3.3     $        3.9
                                                                ==========    ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") using the U.S. dollar as the reporting currency, as the majority of Cott's business and the majority of its shareowners are in the United States. Consolidated financial statements in accordance with Canadian GAAP, in U.S. dollars, are available to all shareowners and are filed with various Canadian regulatory authorities.

Comparative amounts in prior years have been reclassified to conform to the financial statement presentation adopted in the current year.

BASIS OF CONSOLIDATION

The financial statements consolidate the accounts of Cott and its wholly-owned and majority-owned subsidiaries where it exercises control over the majority of the voting rights. All significant inter-company accounts and transactions are eliminated upon consolidation.

ESTIMATES

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management has reviewed the current changes in accounting guidance and does not expect any of these changes to have a material impact on Cott.

REVENUE RECOGNITION

Cott recognizes sales at the time ownership passes to the customer. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Sales incentives are deducted in arriving at sales. Sales incentives based on future volume commitments are accrued based on management's best estimates. Shipping and handling costs paid by the customer to Cott are included in revenue.

COSTS OF SALES

Cott records shipping and handling and finished goods inventory costs in cost of sales. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SELLING, GENERAL AND ADMINISTRATION EXPENSES

Cott records all other expenses not charged to production as general and administration expenses.

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

GOODWILL

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Starting in 2002, Cott does not amortize goodwill. Goodwill was previously amortized over periods not exceeding 40 years. Cott compares the carrying amount of the goodwill to the fair value, at least annually, and recognizes in net income any impairment in value.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Customer relationships are amortized over periods up to 15 years. Trademarks are recorded at the cost of acquisition and are amortized over 15 years. Cott periodically compares the carrying value of the customer relationships and trademarks to the estimated undiscounted future cash flows that may be generated by the related businesses and recognizes in net income any impairment to fair value.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated.

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income adjusted for changes in the cumulative foreign currency translation adjustment account.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 2 - UNUSUAL ITEMS

During the year ended January 3, 2004, Cott recorded a charge of $1.8 million primarily relating to a provision for a note due from an equity investee.

NOTE 3 - OTHER EXPENSE (INCOME), NET

                                                                FOR THE YEARS ENDED
                                                      ----------------------------------------
                                                      JANUARY 3,   DECEMBER 28,   DECEMBER 29,
                                                        2004         2002            2001
                                                        ----         ----            ----
                                                           (in millions of U.S. dollars)
Foreign exchange loss (gain)                          $      1.2   $        0.7   $      (2.3)
Costs of extinguishment of debt                                -           14.1             -
Gain on disposal of investment in Menu Foods Limited           -           (1.3)            -
Other                                                       (0.7)           0.5          (0.1)
                                                      ----------   ------------   -----------
                                                      $      0.5   $       14.0   $      (2.4)
                                                      ==========   ============   ===========

In 2002, the Company recorded the $14.1 million loss on early extinguishment of the 2005 and 2007 notes and a related deferred income tax recovery of $4.5 million and classified it as an extraordinary item. In May 2002, the Financial Accounting Standards Board issued SFAS 145 indicating that certain debt extinguishment activities do not meet the criteria for classification as extraordinary items and should no longer be classified as extraordinary items. Cott adopted the standard retroactively in 2003 and reclassified the debt extinguishment costs to other expense (income), net and the related tax effect to income taxes. This restatement lowered income from continuing operations for the year ended December 28, 2002 by $9.6 million or $0.15 per basic share and $0.14 per diluted share, to $48.7 million or $0.75 per basic share and $0.69 per fully diluted share.

NOTE 4 - INTEREST EXPENSE, NET

                                                                   FOR THE YEARS ENDED
                                                       ----------------------------------------
                                                       JANUARY 3,   DECEMBER 28,   DECEMBER 29,
                                                          2004         2002           2001
                                                       ----------   ---------      ------------
                                                             (in millions of U.S. dollars)
Interest on long-term debt                             $     26.4   $    31.8      $       32.5
Other interest expense                                        1.7         1.7               1.3
Interest income                                              (0.6)       (0.6)             (1.6)
                                                       ----------   ---------      ------------

                                                       $     27.5   $    32.9      $       32.2
                                                       ----------   ---------      ------------

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 4 - INTEREST EXPENSE, NET (continued)

Interest paid during the year was approximately $25.9 million ($38.4 million - December 28, 2002; $30.1 million - December 29, 2001).

NOTE 5 - INCOME TAXES

Income (loss) before income taxes and equity loss consisted of the following:

                                      FOR THE YEARS ENDED
                   ---------------------------------------------------------
                   JANUARY 3,           DECEMBER 28,          DECEMBER 29,
                      2004                  2002                  2001
                   ----------           ------------          ------------
                               (in millions of U.S. dollars)
Canada              $   3.6                $ (0.5)               $  8.3
Outside Canada        114.1                  74.2                  54.8
                    -------                ------                ------

                    $ 117.7                $ 73.7                $ 63.1
                    =======                ======                ======

Provision for income taxes consisted of the following:

                                                         FOR THE YEARS ENDED
                                       -------------------------------------------------
                                       JANUARY 3,        DECEMBER 28,       DECEMBER 29,
                                          2004               2002               2001
                                       ----------        ------------       ------------
                                                 (in millions of U.S. dollars)
CURRENT
Canada                                  $  (0.2)           $  (0.2)           $  (0.3)
Outside Canada                            (30.3)             (18.9)             (13.6)
                                        -------            -------            -------
                                        $ (30.5)           $ (19.1)           $ (13.9)
                                        -------            -------            -------

DEFERRED
Canada                                  $  (1.2)           $  (1.5)           $  (1.3)
Outside Canada                             (8.4)              (3.8)              (8.0)
                                        -------            -------            -------
                                        $  (9.6)           $  (5.3)           $  (9.3)
                                        -------            -------            -------

PROVISION FOR INCOME TAXES              $ (40.1)           $ (24.4)           $ (23.2)
                                        =======            =======            =======

Income taxes paid during the year were $21.8 million ($19.0 million - December 28, 2002; $5.7 million - December 29, 2001).

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 5 - INCOME TAXES (continued)

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            JANUARY 3,     DECEMBER 28,     DECEMBER 29,
                                                               2004            2002             2001
                                                            ----------     ------------     ------------
                                                                    (in millions of U.S. dollars)
Income tax provision based on Canadian statutory
     rates                                                   $ (42.3)        $ (29.1)         $ (26.0)
Foreign tax rate differential                                    2.6             1.8              1.8
Manufacturing and processing deduction                           0.1             0.2             (0.1)
Decrease (increase) in valuation allowance                      (0.6)              -              4.4
Adjustment for change in enacted rates                           1.0             0.7             (1.5)
Realization of benefit on carry back of capital loss               -             1.8                -
Non-deductible items                                            (1.2)            0.8             (1.4)
Other                                                            0.3            (0.6)            (0.4)
                                                             -------         -------          -------
Provision for income taxes                                   $ (40.1)        $ (24.4)         $ (23.2)
                                                             =======         =======          =======

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

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

                                      JANUARY 3,    DECEMBER 28,
                                         2004           2002
                                      ----------    ------------
                                     (in millions of U.S. dollars)
DEFERRED TAX ASSETS
Loss carryforwards                     $  19.1        $  19.4
Liabilities and reserves                   8.6            5.5
Other                                      2.5            7.3
                                       -------        -------
                                          30.2           32.2
Valuation allowance                       (0.6)             -
                                       -------        -------
                                          29.6           32.2
                                       -------        -------
DEFERRED TAX LIABILITIES
Property, plant and equipment             35.4           30.5
Intangible assets                          8.3            6.1
Other                                     26.4           29.1
                                       -------        -------
                                          70.1           65.7
                                       -------        -------
NET DEFERRED TAX LIABILITY             $ (40.5)       $ (33.5)
                                       =======        =======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 5 - INCOME TAXES (continued)

As of January 3, 2004, operating loss carryforwards primarily in Canada and the United Kingdom, of $57.0 million are available to reduce future taxable income. These losses expire as follows:

                        (in millions of U.S. dollars)
2005                             $ 13.6
2006                               22.7
2008                                6.7
No expiry date                     14.0
                                 ------

                                 $ 57.0
                                 ======

NOTE 6 - CHANGES IN ACCOUNTING PRINCIPLES

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

The goodwill amortization charged in the consolidated statement of income in the year ended December 29, 2001 was $3.7 million. Excluding amortization of goodwill, income from continuing operations, net income, basic and fully diluted income per share for the year ended December 29, 2001 would have been as follows:

                                                  DECEMBER 29, 2001
                                            -----------------------------
                                            (in millions of U.S. dollars,
                                              except per share amounts)
Income from continuing operations                      $ 42.7
Net income                                               42.7
Net income per common share - basic                      0.71
Net income per common share - diluted                    0.62

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 7 - OTHER COMPREHENSIVE INCOME

                                                                      FOR THE YEARS ENDED
                                                         ----------------------------------------------
                                                         JANUARY 3,      DECEMBER 28,      DECEMBER 29,
                                                            2004             2002              2001
                                                         ----------      ------------      ------------
                                                                 (in millions of U.S. dollars)
Net income                                                $  77.4           $  3.9           $  39.9
Foreign currency translation including $0.4 million
     impact of wind up of foreign subsidiaries
     (December 28, 2002 - net of $0.6 million;
     December 29, 2001 - net of $1.8 million)                29.7              7.9             (11.0)
                                                          -------           ------           -------
                                                          $ 107.1           $ 11.8           $  28.9
                                                          =======           ======           =======

NOTE 8 - INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares outstanding adjusted to include the effect that would occur if in-the-money stock options were exercised and preferred shares were converted to common shares.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                                                               FOR THE YEARS ENDED
                                                              --------------------------------------------------
                                                              JANUARY 3,        DECEMBER 28,        DECEMBER 29,
                                                                 2004               2002                2001
                                                              ----------        ------------        ------------
                                                                               (in thousands)
Weighted average number of shares outstanding - basic           69,389             65,262              60,384
Dilutive effect of stock options                                 1,607              2,202               2,166
Dilutive effect of second preferred shares                           -              3,074               6,286
                                                                ------             ------              ------
Adjusted weighted average number of shares outstanding -
     diluted                                                    70,996             70,538              68,836
                                                                ======             ======              ======

At December 28, 2002, options to purchase 1,069,500 shares of common stock at a weighted average exercise price of $30.81 per share were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 9 - ACCOUNTS RECEIVABLE

                                    JANUARY 3,       DECEMBER 28,
                                       2004              2002
                                    ----------       ------------
                                    (in millions of U.S. dollars)
Trade receivables                    $ 134.6           $ 125.9
Allowance for doubtful accounts         (6.8)             (3.4)
Other                                   21.0              13.7
                                     -------           -------
                                     $ 148.8           $ 136.2
                                     =======           =======

As of January 3, 2004, other receivables include $6.6 million due from an equity investee ($1.1 million - December 28, 2002) and the allowance for doubtful accounts include $2.0 million due from an equity investee.

NOTE 10 - INVENTORIES

                        JANUARY 3,       DECEMBER 28,
                           2004              2002
                          ------            ------
                        (in millions of U.S. dollars)
Raw materials             $ 37.7            $ 26.6
Finished goods              46.8              41.8
Other                        9.9               9.6
                          ------            ------
                          $ 94.4            $ 78.0
                          ======            ======

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

                                     JANUARY 3, 2004                       DECEMBER 28, 2002
                            --------------------------------       --------------------------------
                                      ACCUMULATED                            ACCUMULATED
                             COST     DEPRECIATION     NET          COST     DEPRECIATION     NET
                            -------   ------------   -------       -------   ------------   -------
                             (in millions of U.S. dollars)          (in millions of U.S. dollars)
Land                        $  19.7     $     -      $  19.7       $  17.6     $     -      $  17.6
Buildings                      98.5        22.8         75.7          83.7        17.3         66.4
Machinery and equipment       353.2       169.2        184.0         297.9       132.7        165.2
Computer hardware and
    software                   54.2        28.7         25.5          43.3        26.0         17.3
Furniture and fixtures         11.0         8.4          2.6           9.3         6.7          2.6
Plates and film                16.1         9.3          6.8          12.8         8.9          3.9
                            -------     -------      -------       -------     -------      -------
                            $ 552.7     $ 238.4      $ 314.3       $ 464.6     $ 191.6      $ 273.0
                            =======     =======      =======       =======     =======      =======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT (continued)

During the year ended January 3, 2004, Cott recorded $9.8 million of property, plant and equipment financed through capital leases.

Depreciation expense for fiscal 2003 was $41.6 million ($35.0 million - December 28, 2002; $30.5 million - December 29, 2001).

NOTE 12 - GOODWILL

                                                                           JANUARY 3,          DECEMBER 28,
                                                                              2004                 2002
                                                                             ------               -------
                                                                             (in millions of U.S. dollars)
Balance at beginning of period                                               $ 77.0               $ 114.1
Impairment write down on change in accounting principle - note 6                  -                 (44.8)
                                                                             ------               -------
                                                                               77.0                  69.3
Acquisitions - note 20                                                          0.7                   7.7
Foreign exchange                                                                3.9                     -
                                                                             ------               -------

Balance at end of period                                                     $ 81.6               $  77.0
                                                                             ======               =======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 13 - INTANGIBLES AND OTHER ASSETS

                                             JANUARY 3, 2004                            DECEMBER 28, 2002
                                   ------------------------------------       -------------------------------------
                                               ACCUMULATED                                 ACCUMULATED
                                     COST      AMORTIZATION       NET          COST        AMORTIZATION       NET
                                   -------     ------------     -------       -------      ------------     -------
                                      (in millions of U.S. dollars)               (in millions of U.S. dollars)
INTANGIBLES
Not subject to amortization
    Rights                         $  80.4        $    -        $  80.4       $  80.4         $    -        $  80.4
                                   -------        ------        -------       -------         ------        -------

Subject to amortization
    Customer relationships           157.9          20.8          137.1         108.3           13.5           94.8
    Trademarks                        25.8           5.5           20.3          25.7            3.7           22.0
    Other                              3.6           0.3            3.3           2.9            0.1            2.8
                                   -------        ------        -------       -------         ------        -------
                                     187.3          26.6          160.7         136.9           17.3          119.6
                                   -------        ------        -------       -------         ------        -------
                                     267.7          26.6          241.1         217.3           17.3          200.0
                                   -------        ------        -------       -------         ------        -------
OTHER ASSETS
Financing costs                        5.6           3.9            1.7           5.6            2.3            3.3
Other                                  3.9           0.9            3.0           7.6            0.2            7.4
                                   -------        ------        -------       -------         ------        -------
                                       9.5           4.8            4.7          13.2            2.5           10.7
                                   -------        ------        -------       -------         ------        -------
                                   $ 277.2        $ 31.4        $ 245.8       $ 230.5         $ 19.8        $ 210.7
                                   =======        ======        =======       =======         ======        =======

For the year ended December 28, 2002, other assets include $1.3 million due from an equity investee.

Amortization expense of intangibles was $9.3 million ($8.6 million - December 28, 2002; $5.5 million - December 29, 2001). The estimated amortization expense for intangibles over the next five years is:

               (in millions of U.S. dollars)
2004                      $ 12.5
2005                        12.5
2006                        12.5
2007                        12.4
2008                        12.4
                          ------

                          $ 62.3
                          ======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 14 - SHORT-TERM BORROWINGS

Short-term borrowings include bank overdrafts and borrowings under Cott's credit facilities.

At January 3, 2004, Cott has a committed, revolving, senior secured credit facility of $100.0 million expiring on December 31, 2005. Accounts receivable, inventories and certain personal property of the U.S. and Canadian operations have been pledged as collateral for this facility. As of January 3, 2004, credit of $33.2 million was available. Borrowings under the bank credit facility bear interest at base rate plus 0.50% per annum or LIBOR plus 1.75% per annum. An annual facility fee of 0.5% is payable on the entire line of credit. The weighted average interest rate at January 3, 2004 was 3.2% (5.5% - December 28,
2002) on this short-term credit facility.

Cott also has a $26.9 million ((pound)15.0 million) demand bank credit facility in the U.K. expiring in 2004 with $22.0 million ((pound)12.3 million) available as of January 3, 2004. Borrowings under this facility bear interest at prime plus 1.0% per annum or LIBOR plus 0.75% per annum except for U.S. dollar borrowings, which currently bear interest at the short term offered rate plus 0.20% per annum. The margin on U.S. dollar borrowings can be changed up to 1.0% on one months notice. The interest rate at January 3, 2004 was 1.45%.

NOTE 15 - LONG-TERM DEBT

                                                                           JANUARY 3,       DECEMBER 28,
                                                                              2004              2002
                                                                           ----------       ------------
                                                                           (in millions of U.S. dollars)
Senior subordinated unsecured notes at 8% due 2011 (a)                      $ 269.0           $ 268.2

Term bank loan at prime plus 1.75% or LIBOR plus 3% with sinking fund
     payments and due 2006 (b)                                                    -              86.6

Capital leases                                                                  7.9               1.0

Other                                                                           2.1                 -
                                                                            -------           -------
                                                                              279.0             355.8
Less current maturities                                                        (3.3)            (16.5)
                                                                            -------           -------

                                                                            $ 275.7           $ 339.3
                                                                            =======           =======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

     NOTE 15 - LONG-TERM DEBT (continued)

     (a) The 8% senior subordinated unsecured notes were issued at a discount of 2.75% on December 21, 2001. The fair value of the notes as of January 3, 2004 is estimated to be $299.8 million (December 28, 2002 - $290.1 million). The notes contain a number of financial covenants including limitations on capital stock repurchases, dividend payments and incurrence of indebtedness. Penalties exist if Cott redeems the notes prior to December 15, 2009.

                            JANUARY 3,          DECEMBER 28,
                               2004                 2002
                            ----------          ------------
                             (in millions of U.S. dollars)
Face value                   $ 275.0              $ 275.0
Discount                        (6.0)                (6.8)
                             -------              -------

                             $ 269.0              $ 268.2
                             =======              =======

     (b)  During 2003 Cott repaid the term loan.

     (c) Long-term debt payments required in each of the next five years and thereafter are as follows:

                     (in millions of U.S. dollars)
2004                            $   3.3
2005                                1.1
2006                                1.1
2007                                1.1
2008                                1.1
Thereafter                        277.3
                                -------

                                $ 285.0
                                =======

NOTE 16 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                             JANUARY 3,          DECEMBER 28,
                                                2004                 2002
                                             ----------          ------------
                                             (in millions of U.S. dollars)
Trade payables                                $  64.3               $  71.5
Accrued compensation                             26.6                  18.5
Accrued promotion and rebates                    24.2                  21.6
Accrued interest                                  1.2                   1.4
Income, sales and other taxes                    11.5                   6.3
Other accrued liabilities                        12.7                  10.7
                                              -------               -------

                                              $ 140.5               $ 130.0
                                              =======               =======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 17 - CAPITAL STOCK

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

NOTE 18 - STOCK OPTION PLANS

Under the 1986 Common Share Option Plan as amended on April 18, 2001, Cott has reserved 12.0 million common shares for future issuance. Options are granted at a price not less than fair value of the shares on the date of grant.

Options granted prior to April 12, 1996 and all options that were previously granted to employees with six months of service expire after five years and vest at 20% per annum over 4.5 years. Options granted on or after April 12, 1996 but before September 1, 1998 expire after ten years and vest at 25% per annum commencing on the second anniversary date of the grant. Options granted after September 1, 1998 expire after 7 years and vest at 30% per annum on the anniversary date of the grant for the first two years and the balance on the third anniversary date of the grant. Certain options granted under the plan vest monthly over a period of 24 or 36 months. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferable.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 18 - STOCK OPTION PLANS (continued)

Pursuant to the SFAS No. 123, Accounting for Stock-Based Compensation, Cott has elected to account for its employee stock option plan under APB opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, compensation expense is measured as the excess, if any, of the market value of Cott common stock at the award date over the amount the employee must pay for the stock (exercise price). Cott's policy is to award stock options with an exercise price equal to the closing price of Cott's common stock on the Toronto Stock Exchange on the last trading day immediately before the date of award, and accordingly, no compensation expense has been recognized for stock options issued under these plans. Had compensation expense for the plans been determined based on the fair value at the grant date consistent with SFAS No. 123, Cott's net income and income per common share would have been as follows:

                                                                        FOR THE YEARS ENDED
                                                      -------------------------------------------------------
                                                       JANUARY 3,          DECEMBER 28,          DECEMBER 29,
                                                          2004                 2002                  2001
                                                       ----------          ------------          ------------
                                                       (in millions of U.S. dollars, except per share amounts)
NET INCOME (LOSS)
     As reported                                        $ 77.4               $   3.9                $ 39.9
     Compensation expense                                 (6.3)                 (5.4)                 (3.6)
                                                        ------               -------                ------
     Pro forma                                          $ 71.1               $  (1.5)               $ 36.3
                                                        ======               =======                ======
NET INCOME (LOSS) PER SHARE - BASIC
     As reported                                        $ 1.12               $  0.06                $ 0.66
     Pro forma                                          $ 1.02               $ (0.02)               $ 0.60
NET INCOME (LOSS) PER SHARE - DILUTED
     As reported                                        $ 1.09               $  0.06                $ 0.58
     Pro forma                                          $ 1.00               $ (0.02)               $ 0.53

The pro forma compensation expense has been tax effected to the extent it relates to stock options granted to employees in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      FOR THE YEARS ENDED
                                        -----------------------------------------------
                                        JANUARY 3,       DECEMBER 28,      DECEMBER 29,
                                           2004              2002              2001
                                        ----------       ------------      ------------
Risk-free interest rate                 3.9% - 4.3%       3.8% - 4.7%       4.4% - 5.5%
Average expected life (years)                    4                 4                 4
Expected volatility                           45.0%             45.0%             50.0%
Expected dividend yield                          -                 -                 -

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 18 - STOCK OPTION PLANS (continued)

Option activity was as follows:

                                         JANUARY 3, 2004            DECEMBER 28, 2002            DECEMBER 29, 2001
                                    -------------------------     ----------------------     -------------------------
                                                   WEIGHTED-                  WEIGHTED-                      WEIGHTED-
                                                    AVERAGE                    AVERAGE                       AVERAGE
                                                    EXERCISE                   EXERCISE                      EXERCISE
                                      SHARES       PRICE (C$)       SHARES    PRICE (C$)        SHARES      PRICE (C$)
                                    -------------------------     ----------------------      ------------------------
Balance - at beginning               4,984,340       $16.90       4,752,845     $11.63         5,247,660      $ 9.12
     Granted                           929,250       $29.95       1,476,000     $28.98         1,346,000      $17.09
     Exercised                      (1,699,796)      $ 9.51        (952,776)    $ 9.60        (1,451,465)     $ 8.57
     Cancelled                        (146,640)      $20.10        (291,729)    $12.15          (389,350)     $ 8.15
                                    ----------                    ---------                   ----------
Balance - at end                     4,067,154                    4,984,340     $16.90         4,752,845      $11.63
                                    ----------                    ---------                   ----------
Weighted average fair value of
   options granted during the
   year                                              $12.24                     $11.20                        $ 8.46

Outstanding options at January 3, 2004 are as follows:

                                  OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    -----------------------------------------------          ------------------------------
                                                          WEIGHTED                              WEIGHTED
   RANGE OF                                               AVERAGE                               AVERAGE
   EXERCISE           NUMBER            REMAINING         EXERCISE              NUMBER       EXERCISE PRICE
  PRICES (C$)       OUTSTANDING     CONTRACTUAL LIFE     PRICE (C$)          EXERCISABLE          (C$)
-------------------------------------------------------------------          ------------------------------
$ 5.95 - $16.10        695,675            3.3               9.37                682,925           9.30
$16.68 - $20.85      1,098,192            4.5              17.15                733,044          17.08
$23.60 - $29.29        651,237            5.6              25.72                321,057          26.57
$31.17 - $33.15      1,622,050            6.0              31.47                227,150          31.77
                     -------------------------------------------              ------------------------
                     4,067,154            5.1              22.90              1,964,176          17.63
                     -------------------------------------------              ------------------------

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 19 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of acquisitions and divestitures of businesses and unrealized foreign exchange gains and losses, are as follows:

                                                                     FOR THE YEARS ENDED
                                                         ------------------------------------------
                                                         JANUARY 3,    DECEMBER 28,    DECEMBER 29,
                                                            2004           2002            2001
                                                         ----------    ------------    ------------
                                                                (in millions of U.S. dollars)
Decrease (increase) in accounts receivable                $  (2.7)       $  (5.4)        $ (12.7)
Decrease (increase) in inventories                          (11.0)          (3.5)            1.7
Decrease (increase) in prepaid expenses                      (1.0)           0.2            (1.4)
Increase (decrease) in accounts payable and accrued
   liabilities                                               10.9           (7.8)           14.8
                                                          -------        -------         -------

                                                          $  (3.8)       $ (16.5)        $   2.4
                                                          =======        =======         =======

NOTE 20 - ACQUISITIONS AND EQUITY INVESTMENTS

All acquisitions have been accounted for using the purchase method, and accordingly, the results of operations are included in Cott's consolidated statements of income from the effective dates of purchase, except as otherwise indicated.

The total purchase prices of the acquisitions and equity investments were allocated as follows based on the fair value of the net assets:

                                                JANUARY 3,   DECEMBER 28,   DECEMBER 29,
                                                   2004          2002           2001
                                                ----------------------------------------
                                                      (in millions of U.S dollars)
Current assets                                    $ (0.6)       $ 11.8        $  14.0
Property, plant & equipment                          3.6          14.0            5.0
Rights                                               0.3             -           80.4
Customer relationships                              49.7           4.8           54.1
Trademark                                              -           6.8              -
Goodwill                                             0.7           7.7            5.2
Other assets                                         0.2           3.0              -
Equity investments                                  (1.3)          2.8              -
                                                  ------        ------        -------
                                                    52.6          50.9          158.7
                                                  ------        ------        -------
Current liabilities                                  0.4          12.8            2.7
Deferred taxes and other liabilities                 2.4           7.1              -
Minority interest                                      -           0.4           28.4
                                                  ------        ------        -------
PURCHASE PRICE                                    $ 49.8        $ 30.6         $127.6
                                                  ======        ======         ======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 20 - ACQUISITIONS AND EQUITY INVESTMENTS (continued)

YEAR ENDED JANUARY 3, 2004

Effective May 15, 2003, Cott's Mexican subsidiary Cott Embotelladores de Mexico S.A. de C.V. ("CEMSA"), acquired a soft drink distribution business from Embotelladora de Puebla, S.A. de C.V. ("EPSA"). The purchase price was allocated to license and machinery and equipment.

Effective December 19, 2003, Cott acquired the retailer brand beverage business of North Carolina's Quality Beverage Brands, L.L.C. ("QBB"). The assets acquired include customer relationships and certain machinery and equipment. The acquisition is expected to enhance Cott's capabilities and expand its customer base in the Mid-Atlantic region of the United States.

The total purchase price for all acquisitions was $49.8 million, including estimated acquisition costs of $0.6 million and the purchase of the remaining interest in Iroquois West in January 2003. The acquisitions were funded from cash and borrowings on Cott's revolving credit facility.

YEAR ENDED DECEMBER 28, 2002

Effective June 21, 2002, Cott acquired a new venture in Mexico, CEMSA, with EPSA in order to establish manufacturing and marketing capabilities in Mexico. Cott acquired a 90% interest in this new venture. EPSA has the remaining 10% interest. The purchase price was allocated to working capital, machinery and equipment and customer relationships.

Effective June 25, 2002, Cott acquired all of the outstanding capital stock of Premium Beverage Packers, Inc. ("Wyomissing"). Wyomissing's assets included working capital, machinery and equipment, customer relationships, trademarks and goodwill. The acquisition is expected to add manufacturing strength to Cott's growing presence in the Northeast United States.

The total purchase price for both acquisitions was $30.6 million, including estimated acquisition costs of $1.8 million and an equity investment of $1.0 million for a 35% share of a Mexican distribution company before working capital adjustments. The acquisitions were funded from borrowings on Cott's short-term credit facility. The goodwill recognized on the transactions is not deductible for tax purposes.

In January 2002, Cott made equity investments in two spring water companies, Iroquois Water and Iroquois West, totalling $1.8 million to strengthen its position in the spring water segment across Canada.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 20 - ACQUISITIONS AND EQUITY INVESTMENTS (continued)

YEAR ENDED DECEMBER 29, 2001

Effective July 19, 2001, Cott completed an acquisition of certain assets of Royal Crown Company Inc. ("Royal Crown"). The purchased assets included intellectual property, licenses and permits, equipment, working capital, and the manufacturing facility used by Royal Crown in the production of concentrate. Cott uses the concentrate assets to produce all of its concentrate requirements previously produced for Cott by Royal Crown. In addition, Cott also acquired the Royal Crown international business, which encompasses the Royal Crown branded business outside the United States, Canada, Mexico and certain U.S. territories. The total purchase price was $97.6 million, including acquisition costs of $2.1 million. Cott funded the acquisition with proceeds from the term loan described in note 15.

Of the purchase price, $80.4 million was assigned to the rights to manufacture its concentrates, with all inventions, processes, technologies, technical and manufacturing information and know how related to the manufacture of concentrates. These rights are not subject to amortization. The goodwill recognized on this transaction is expected to be fully deductible for tax purposes.

Effective September 25, 2001, Cott formed a new business with Polar Corp. ("Polar"), the leading independent retailer-brand beverage supplier in New England, to enhance its position and customer base in the northeast United States. Cott invested $30.0 million in cash, including acquisition costs of $0.5 million, in Northeast Retailer Brands LLC ("LLC") through a wholly-owned subsidiary. Cott has a 51% ownership interest in the LLC, and Polar, together with its wholly-owned subsidiary, has a 49% interest.

NOTE 21 - BENEFIT PLANS

Cott maintains primarily defined contribution pension plans covering qualifying employees in the United States, Canada and the United Kingdom. The total expense with respect to these plans was $4.5 million for the year ended January 3, 2004 ($4.2 million - December 28, 2002; $3.3 million - December 29, 2001).

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 22 - COMMITMENTS AND CONTINGENCIES

a) Cott leases buildings, machinery & equipment, computer hardware & software and furniture & fixtures. All contractual increases included in the lease contract are taken into account when calculating the minimum lease payment and recognized on a straight line basis over the lease term. The minimum annual payments under operating leases are as follows:

                               (in millions of U.S. dollars)
2004                                      $ 10.1
2005                                         8.1
2006                                         7.3
2007                                         4.6
2008                                         1.4
Thereafter                                   2.8
                                          ------
                                          $ 34.3
                                          ======

     Operating lease expenses were:

                                              (in millions of U.S. dollars)
Year ended January 3, 2004                               $ 13.0
Year ended December 28, 2002                             $ 11.9
Year ended December 29, 2001                             $  9.7

b) As of January 3, 2004, Cott had commitments for capital expenditures of approximately $10.7 million and commitments for inventory of approximately $14.2 million.

c) Cott is subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on Cott's financial position or results from operations.

d) Cott has $2.1 million in standby letters of credit outstanding as of January 3, 2004.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 23 - SEGMENT REPORTING

Cott produces, packages and distributes retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the United States, Canada, the United Kingdom & Europe and International. The International segment includes the 2002 Mexican acquisitions and the Royal Crown International business. The concentrate assets and related expenses have been included in the Corporate & Other segment for comparative purposes. The segmented information for prior periods has been restated to conform to the way Cott currently manages its beverage business by geographic segments as described below:

BUSINESS SEGMENTS

                                                        UNITED
FOR THE YEAR ENDED           UNITED                     KINGDOM                        CORPORATE &
JANUARY 3, 2004              STATES       CANADA       & EUROPE      INTERNATIONAL        OTHER         TOTAL
---------------------------------------------------------------------------------------------------------------
                                                        (in millions of U.S. dollars)
External sales              $1,016.6      $191.0       $ 166.6           $42.1            $  1.5      $1,417.8
Intersegment sales                 -        40.8             -               -             (40.8)            -
Depreciation and
   amortization                 33.2         8.1           7.3             0.7               1.7          51.0
Operating income
   (loss) before
   unusual items               124.6        19.8           7.7             5.7              (7.1)        150.7

Unusual items                    0.2        (2.0)            -               -                 -          (1.8)

Property, plant and
   equipment                   169.3        59.1          67.8             9.5               8.6         314.3
Goodwill                        49.9        22.0             -             4.6               5.1          81.6
Intangibles and other
   assets                      163.2        (1.0)            -             1.0              82.6         245.8
Total assets                   514.9       130.3         126.7            77.6              59.3         908.8

Additions to property,
   plant and equipment          20.0         4.8           7.4             6.3              10.6          49.1

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 23 - SEGMENT REPORTING (continued)

                                                     UNITED
FOR THE YEAR ENDED            UNITED                 KINGDOM                       CORPORATE &
DECEMBER 28, 2002             STATES     CANADA     & EUROPE     INTERNATIONAL        OTHER          TOTAL
------------------------------------------------------------------------------------------------------------
                                                       (in millions of U.S. dollars)
External sales               $ 872.2     $171.2      $ 134.3         $ 20.3          $  0.6        $ 1,198.6
Intersegment sales               0.8       27.6          0.1              -           (28.5)               -
Depreciation and
   amortization                 29.4        6.3          6.7            0.3             1.4             44.1
Operating income (loss)        110.2       17.9          1.8            1.1            (8.3)           122.7

Property, plant and
   equipment                   155.4       43.8         60.7            0.4            12.7            273.0
Goodwill                        49.9       17.4            -            4.6             5.1             77.0
Intangibles and other
   assets                      120.9        2.6          0.6            0.9            85.7            210.7
Total assets                   452.8      107.9        101.6           61.7            61.4            785.4

Additions to property,
   plant and equipment          22.8        3.6          2.6            3.4             8.8             41.2

                                                     UNITED
FOR THE YEAR ENDED            UNITED                 KINGDOM                       CORPORATE &
DECEMBER 29, 2001             STATES     CANADA     & EUROPE     INTERNATIONAL        OTHER          TOTAL
------------------------------------------------------------------------------------------------------------
                                                       (in millions of U.S. dollars)
External sales               $ 779.4     $163.7      $ 140.4         $  6.1          $  0.5        $ 1,090.1
Intersegment sales               1.7       16.1          0.6              -           (18.4)               -
Depreciation and
   amortization                 25.0        6.6          7.7              -             0.9             40.2
Operating income (loss)         89.7       17.6         (4.3)           1.0           (10.7)            93.3

Property, plant and
   equipment                   131.7       44.9         59.0              -            11.3            246.9
Goodwill                        41.5       17.2         45.1            5.2             5.1            114.1
Intangibles and other
   assets                      117.2          -          1.3              -            91.1            209.6
Total assets                   520.0       97.3        145.0           56.3           246.8          1,065.4

Additions to property,
   plant and equipment          21.9        4.3          4.1              -             5.5             35.8

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

NOTE 23 - SEGMENT REPORTING (continued)

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the year ended January 3, 2004, sales to a major customer accounted for 42% (2002 - 40%) of Cott's total sales. Sales to two major customers accounted for 39% and 11%, respectively, of Cott's total sales for the year ended December 29, 2001.

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

Revenues by geographic area are as follows:

                             JANUARY 3,      DECEMBER 28,      DECEMBER 29,
                                2004             2002              2001
                             ----------      ------------      ------------
                                    (in millions of U.S. dollars)
United States                 $1,035.8         $  885.3          $  785.9
Canada                           191.0            171.2             163.7
United Kingdom                   160.2            125.6             130.9
Other countries                   30.8             16.5               9.6
                              --------         --------          --------
                              $1,417.8         $1,198.6          $1,090.1
                              ========         ========          ========

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

                              JANUARY 3,      DECEMBER 28,
                                 2004             2002
                              ----------      ------------
                              (in millions of U.S. dollars)
United States                  $ 481.4          $ 426.9
Canada                            81.9             71.3
United Kingdom                    67.8             61.3
Other countries                   10.6              1.2
                               -------          -------
                               $ 641.7          $ 560.7
                               =======          =======

COTT CORPORATION
QUARTERLY FINANCIAL INFORMATION

                                                   FIRST         SECOND        THIRD          FOURTH
                                                  QUARTER       QUARTER       QUARTER         QUARTER         TOTAL
                                                -----------   -----------    -----------  -------------    -----------
YEAR ENDED JANUARY 3, 2004
Sales                                           $     295.3   $     388.1    $     389.8  $       344.6    $   1,417.8
Cost of sales                                         238.9         311.2          314.7          276.2        1,141.0
Selling, general and administrative expenses           31.6          32.5           29.1           32.9          126.1
Unusual items                                             -          (0.8)             -            2.6            1.8
                                                -----------   -----------    -----------  -------------    -----------
Operating income                                       24.8          45.2           46.0           32.9          148.9
                                                -----------   -----------    -----------  -------------    -----------
Net income                                      $      10.5   $      24.6    $      25.7  $        16.6    $      77.4
                                                ===========   ===========    ===========  =============    ===========
Per share data:
  Income per common share - basic
      Net income                                $      0.15   $      0.36    $      0.37  $        0.24    $      1.12
  Income per common share - diluted
      Net income                                $      0.15   $      0.35    $      0.36  $        0.23    $      1.09
                                                ===========   ===========    ===========  =============    ===========
YEAR ENDED DECEMBER 28, 2002(1)
Sales                                           $     250.0   $     329.5    $     338.8  $       280.3    $   1,198.6
Cost of sales                                         203.9         262.4          272.1          227.3          965.7
Selling, general and administrative expenses           27.7          28.3           27.6           26.6          110.2
                                                -----------   -----------    -----------  -------------    -----------
Operating income                                       18.4          38.8           39.1           26.4          122.7
                                                -----------   -----------    -----------  -------------    -----------
Income (loss) from continuing operations               (2.0)         19.2           19.8           11.7           48.7
                                                -----------   -----------    -----------  -------------    -----------
Cumulative effect of change in accounting
    principle                                         (44.8)            -              -              -          (44.8)
                                                -----------   -----------    -----------  -------------    -----------
Net income (loss)                               $     (46.8)  $      19.2    $      19.8  $        11.7    $       3.9
                                                ===========   ===========    ===========  =============    ===========
Per share data:
  Income (loss) per common share - basic
      Income (loss) from continuing operations  $     (0.03)  $      0.31    $      0.29  $        0.17    $      0.75
      Net income (loss)                         $     (0.76)  $      0.31    $      0.29  $        0.17    $      0.06
  Income (loss) per common share - diluted
      Income (loss) from continuing operations  $     (0.03)  $      0.27    $      0.28  $        0.17    $      0.69
      Net income (loss)                         $     (0.76)  $      0.27    $      0.28  $        0.17    $      0.06
                                                ===========   ===========    ===========  =============    ===========

----------------------
(1) In the first quarter of 2002 Cott adopted SFAS 142, Goodwill and Other Intangible Assets. This change in method of valuing goodwill resulted in a $44.8 million non-cash write down of the U.K. business in 2002. For additional information on the write down see note 6 to the consolidated financial statements, found on page 72 of this annual report on Form 10-K. The 2002 results have also been revised to reflect the implementation of SFAS 145, which no longer allows early debt redemption costs to be recorded as extraordinary items. For additional information about the revision, see note 3 to the consolidated financial statements, found on page 69 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

         Cott's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d - 14(c)) are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no significant changes in Cott's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this item regarding directors is incorporated by reference to, and will be contained in, the "Proposal No. 1 - Nominees for Election to the Board of Directors" section of the definitive proxy statement for the 2004 Annual and Special Meeting of Shareowners, which will be filed within 120 days after January 3, 2004. The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the "Proposal No. 2 - Appointment of Auditors" section of the definitive proxy statement for the 2004 Annual and Special Meeting of Shareowners. The information required by this item regarding executive officers appears as the Supplementary Item in Part I.

         The audit committee of Cott's board of directors is an "audit committee" for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the audit committee are Philip B. Livingston (Chairman), W. John Bennett and Serge Gouin.

         Cott has adopted a Code of Ethics applicable to its chief executive officer, chief financial officer and principal accounting officer and certain other employees. Cott intends to disclose any amendment to, or waiver from, any provision of the code by posting such information on its Internet website, www.cott.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The information required by this item is incorporated by reference to, and will be contained in, the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the definitive proxy statement for the 2004 Annual and Special Meeting of Shareowners, which will be filed within 120 days after January 3, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to, and will be contained in, the "Executive Compensation" section of the definitive proxy statement for the 2004 Annual and Special Meeting of Shareowners, which will be filed within 120 days after January 3, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

         The information required by this item is incorporated by reference to, and will be contained in, the " Principal Shareowners," the "Security Ownership of Directors and Officers" and "Executive Compensation - Equity Compensation Plan Information" sections of the definitive proxy statement for the 2004 Annual and Special Meeting of Shareowners, which will be filed within 120 days after January 3, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to, and will be contained in, the "Proposal No.1 - Nominees for Election to the Board of Directors - Certain Relationships and Related Transactions" section of the definitive proxy statement for the 2004 Annual and Special Meeting of Shareowners, which will be filed within 120 days after January 3, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is incorporated by reference to, and will be contained in, the "Proposal No. 2 - Appointment of Auditors" section of the definitive proxy statement for the 2004 Annual and Special Meeting of Shareowners.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       FINANCIAL STATEMENTS:

         The consolidated financial statements are included in Item 8 of this annual report on Form 10-K.

2.       FINANCIAL STATEMENT SCHEDULES:

         Report of Independent Auditors

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

10.3              (**) Employment Agreement of Frank E. Weise III dated June 11,
                  1998 (incorporated by reference to Exhibit 10.5 to Cott's Form
                  10-K dated March 31, 2000), as amended July 3, 2001
                  (incorporated by reference to Exhibit 10.2 of Cott's Form 10-Q for the period ended June 30, 2001), as amended and restated as of December 10, 2002 (incorporated by reference to Exhibit
                  10.3 to Cott's Form 10-K dated March 5, 2003).

10.4              (**) Employment Agreement of Mark Benadiba dated October 15,
                  2003 (incorporated by reference to Exhibit 10.1 to Cott's Form
                  S-3 filed on January 22, 2004).

10.5              (**) Employment Agreement of Paul R. Richardson dated August
                  23, 1999 (incorporated by reference to Exhibit 10. 8 to Cott's
                  Form 10-K dated March 31, 2000), as amended February 18, 2002
                  (incorporated by reference to Exhibit 10.5 to Cott's Form 10-K dated March 8, 2002); as amended effective July 18, 2003
                  (incorporated by reference to Exhibit 10.2 of Cott's Form S-3 filed on January 22, 2004).

10.6              (**) Employment Agreement of Raymond P. Silcock dated August
                  17, 1998 (incorporated by reference to Exhibit 10.9 to Cott's
                  Form 10-K dated March 31, 2000).

10.7              (**) Employment Agreement of John K. Sheppard dated December
                  21, 2001 (incorporated by reference to Exhibit 10.7 to Cott's
                  Form 10-K dated March 5, 2003) as amended effective July 18,
                  2003 (incorporated by reference to Exhibit 10.3 of Cott's Form
                  S-3 filed on January 22, 2004).

NUMBER                                     DESCRIPTION
------                                     -----------
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

10.11 (**) 2002 Executive Incentive Share Compensation Plan effective January 2, 2003 (incorporated by reference to Exhibit 10.11 to Cott's Form 10-K dated March 17, 2003).

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

10.14             (*) Supply Agreement executed November 11, 2003, effective
                  January 1, 2002 between Crown Cork & Seal Company, Inc. and
                  Cott Corporation (incorporated by reference to Exhibit 14.1 to
                  Cott's Form 10-Q for the quarter ended September 27, 2003).

10.15             (**) Share Purchase Plan for Non-employee Directors effective
                  November 1, 2003 (filed herewith).

13.1              Annual Report to Shareowners for the year ended January 3,
                  2004 (filed herewith).

14.1              Code of ethics (filed herewith).

21.1              List of Subsidiaries of Cott (filed herewith).

23.1              Consent of Independent Auditors (filed herewith).

31.1 Certification of the chairman, and chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2004.

31.2 Certification of the executive vice-president and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2004.

32.1 Certification of the chairman, and chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2004.

32.2 Certification of the executive vice-president and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2004.

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

4.       REPORTS ON FORM 8-K

         Cott filed a Current Report on Form 8-K, dated October 16, 2003, furnishing a press release announcing its financial results for the three and nine month periods ending September 27, 2003.

         Cott filed a Current Report on Form 8-K, dated January 29, 2004, furnishing a press release that announced its financial results for the year ended January 3, 2004.

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
COTT CORPORATION

         Our audits of the consolidated financial statements referred to in our report dated January 28, 2004 appearing on page 61 of this annual report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Toronto, Ontario
January 28, 2004

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    COTT CORPORATION

                                                    /s/ Frank E. Weise III

                                                    Frank E. Weise III
Chairman and Chief Executive Officer
                                                    Date: March 16, 2004

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       /s/ Frank E. Weise III                    Chairman and Chief Executive Officer      Date: March 16, 2004
                                                 (Principal Executive Officer)
-------------------------------------------
       Frank E. Weise III

       /s/ John K. Sheppard                      President, Chief Operating Officer and    Date: March 16, 2004
                                                 Director
-------------------------------------------
       John K. Sheppard

                                                 Executive Vice President and Chief        Date: March 16, 2004
      /s/ Raymond P. Silcock                     Financial Officer
                                                 (Principal Financial Officer)
-------------------------------------------
       Raymond P. Silcock

                                                 Vice President, Controller and            Date: March 16, 2004
          /s/ Tina Dell'Aquila                   Assistant Secretary
                                                 (Principal Accounting Officer)
-------------------------------------------
         Tina Dell'Aquila


         /s/ Serge Gouin                         Director                                  Date: March 15, 2004
-------------------------------------------
       Serge Gouin

'

         /s/ Colin J. Adair                      Director                                  Date: March 15, 2004
-------------------------------------------
       Colin J. Adair

         /s/ John Bennett                        Director                                  Date: March 15, 2004
-------------------------------------------
       W. John Bennett

                                                 Director                                  Date: March 15, 2004
            /s/ Hunter Boll
-------------------------------------------
       C. Hunter Boll

                                                 Director                                  Date: March 16, 2004
                /s/ Thomas Hagerty
-------------------------------------------
       Thomas M. Hagerty

                                                 Director                                  Date: March 15, 2004
         /s/ Stephen H. Halper
-------------------------------------------
       Stephen H. Halperin

                                                 Director                                  Date: March 15, 2004
                /s/ David V. Harkins
-------------------------------------------
       David V. Harkins

         /s/ Philip B. Livingston                Director                                  Date: March 15, 2004
-------------------------------------------
Philip B. Livingston

         /s/ Christine A. Magee                  Director                                  Date: March 15, 2004
-------------------------------------------
       Christine A. Magee

         /s/ Donald G. Watt                      Director                                  Date: March 15, 2004
-------------------------------------------
       Donald G. Watt

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                         YEAR ENDED JANUARY 3, 2004
                                          --------------------------------------------------------------------------------------
                                                               CHARGED TO
                                             BALANCE AT         COSTS AND     CHARGED TO OTHER                    BALANCE AT END
DESCRIPTION                               BEGINNING OF YEAR     EXPENSES          ACCOUNTS         DEDUCTION          OF YEAR
---------------------------------------   -----------------    ----------     -----------------    ---------      ---------------
RESERVES DEDUCTED IN THE BALANCE SHEET
    FROM THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables....................        $  (3.4)           $ (3.6)          $ (0.7)            $ 0.9         $  (6.8)
Inventories.............................           (6.7)             (0.6)            (1.3)              1.4            (7.2)
Intangibles and other assets............           (1.1)                -              0.5                 -            (0.6)
                                                -------            ------           ------             -----         -------
                                                $ (11.2)           $ (4.2)          $ (1.5)            $ 2.3         $ (14.6)
                                                =======            ======           ======             =====         =======

                                                                        YEAR ENDED DECEMBER 28, 2002
                                          --------------------------------------------------------------------------------------
                                                               CHARGED TO
                                             BALANCE AT         COSTS AND     CHARGED TO OTHER                    BALANCE AT END
DESCRIPTION                               BEGINNING OF YEAR     EXPENSES          ACCOUNTS         DEDUCTION          OF YEAR
---------------------------------------   -----------------    ----------     -----------------    ---------      ---------------
RESERVES DEDUCTED IN THE BALANCE SHEET
    FROM THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables....................        $  (5.1)           $ (1.6)            $ 1.3             $ 2.0        $  (3.4)
Inventories.............................           (6.1)             (1.5)                -               0.9           (6.7)
Intangibles and other assets............           (1.1)                -                 -                 -           (1.1)
                                                -------            ------             -----             -----        -------
                                                $ (12.3)           $ (3.1)            $ 1.3             $ 2.9        $ (11.2)
                                                =======            ======             =====             =====        =======

                                                                        YEAR ENDED DECEMBER 29, 2001
                                          --------------------------------------------------------------------------------------
                                                               CHARGED TO
                                             BALANCE AT         COSTS AND     CHARGED TO OTHER                    BALANCE AT END
DESCRIPTION                               BEGINNING OF YEAR     EXPENSES          ACCOUNTS*        DEDUCTION          OF YEAR
---------------------------------------   -----------------    ----------     -----------------    ---------      ---------------
RESERVES DEDUCTED IN THE BALANCE SHEET
    FROM THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables....................        $  (3.3)           $ (0.2)         $  (2.6)           $  1.0          $ (5.1)
Inventories.............................           (5.1)             (1.9)               -               0.9            (6.1)
Intangibles and other assets............           (1.1)                -                -                 -            (1.1)
Deferred income taxes...................          (10.1)              5.3                -               4.8               -
                                                -------            ------          -------            ------          ------
                                                $ (19.6)           $  3.2          $  (2.6)           $  6.7          $(12.3)
                                                =======            ======          =======            ======          ======

* includes $(2.9) million from acquisitions

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

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME

(in millions of U.S. dollars)

                                                           FOR THE YEAR ENDED JANUARY 3, 2004
                                ----------------------------------------------------------------------------------------
                                    COTT      COTT BEVERAGES   GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION       INC.       SUBSIDIARIES  SUBSIDIARIES      ENTRIES       CONSOLIDATED
                                 -----------  --------------  ------------  -------------   ------------    ------------
SALES                           $     231.6   $      937.6    $       42.4   $     255.8    $   (49.6)      $    1,417.8
Cost of sales                         189.2          744.8            37.3         219.3        (49.6)           1,141.0
                                -----------   ------------    ------------   -----------    ---------       ------------

GROSS PROFIT                           42.4          192.8             5.1          36.5            -              276.8
Selling, general and
   administrative expenses             35.2           63.5             5.2          22.2            -              126.1
Unusual item                            2.0           (0.2)              -             -            -                1.8
                                -----------   ------------    ------------   -----------    ---------       ------------

OPERATING INCOME (LOSS)                 5.2          129.5            (0.1)         14.3            -              148.9

Other expense (income), net             0.7            4.5            (5.4)          0.7            -                0.5
Interest expense (income), net         (0.2)          32.7            (4.9)         (0.1)           -               27.5
Minority interest                         -              -               -           3.2            -                3.2
                                -----------   ------------    ------------   -----------    ---------       ------------
INCOME BEFORE INCOME TAXES
   AND EQUITY INCOME                    4.7           92.3            10.2          10.5            -              117.7
Income taxes                           (1.4)         (36.0)              -          (2.7)           -              (40.1)
Equity income (loss)                   74.1            8.7            59.5             -       (142.5)              (0.2)
                                -----------   ------------    ------------   -----------    ---------       ------------
NET INCOME                      $      77.4   $       65.0    $       69.7   $       7.8    $  (142.5)      $       77.4
                                ===========   ============    ============   ===========    =========       ============

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars

                                                               AS OF JANUARY 3, 2004
                                ---------------------------------------------------------------------------------------
                                    COTT      COTT BEVERAGES   GUARANTOR     NON-GUARANTOR   ELIMINATION
                                CORPORATION        INC.       SUBSIDIARIES    SUBSIDIARIES      ENTRIES    CONSOLIDATED
                                -----------   --------------  ------------   -------------   ------------  ------------
ASSETS

Current assets
   Cash                         $      13.4   $       (0.6)   $        0.1   $       5.5    $       -      $       18.4
   Accounts receivable                 46.6           89.2            11.6          41.5        (40.1)            148.8
   Inventories                         16.3           54.1             4.3          19.7            -              94.4
   Prepaid expenses                     1.9            1.2             0.8           1.6            -               5.5
                                -----------   ------------    ------------   -----------    ---------      ------------
                                       78.2          143.9            16.8          68.3        (40.1)            267.1
Property, plant and equipment          56.1          154.7            21.2          82.3            -             314.3
Goodwill                               21.2           46.1            13.5           0.8            -              81.6
Intangibles and other assets            2.2          181.4            12.6          49.6            -             245.8
Due from affiliates                    57.5            4.8            87.9         275.4       (425.6)                -
Investments in subsidiaries           252.2           76.0             4.8             -       (333.0)                -
                                -----------   ------------    ------------   -----------    ---------      ------------
                                $     467.4   $      606.9    $      156.8   $     476.4    $  (798.7)     $      908.8
                                ===========   ============    ============   ===========    =========      ============

LIABILITIES
Current liabilities
   Short-term borrowings        $         -   $       72.2    $        1.0   $       4.9    $       -      $       78.1
   Current maturities of
     long-term debt                       -            1.1               -           2.2            -               3.3
   Accounts payable and
     accrued liabilities               47.0           80.9             6.4          46.3        (40.1)            140.5
                                -----------   ------------    ------------   -----------    ---------      ------------
                                       47.0          154.2             7.4          53.4        (40.1)            221.9
Long-term debt                            -          275.7               -             -            -             275.7
Due to affiliates                      65.9           91.1           210.5          58.1       (425.6)                -
Deferred income taxes                   9.4           24.4             2.4           4.3            -              40.5
                                -----------   ------------    ------------   -----------    ---------      ------------
                                      122.3          545.4           220.3         115.8       (465.7)            538.1
                                -----------   ------------    ------------   -----------    ---------      ------------
Minority interest                         -              -               -          25.6            -              25.6

SHAREOWNERS' EQUITY
Capital stock
     Common shares                    267.9          275.8           137.7         451.4       (864.9)            267.9
Retained earnings (deficit)            83.3         (214.3)         (201.2)        (94.1)       509.6              83.3
Accumulated other
   comprehensive income                (6.1)             -               -         (22.3)        22.3              (6.1)
                                -----------   ------------    ------------   -----------    ---------      ------------
                                      345.1           61.5           (63.5)        335.0       (333.0)            345.1
                                -----------   ------------    ------------   -----------    ---------      ------------
                                $     467.4   $      606.9    $      156.8   $     476.4    $  (798.7)     $      908.8
                                ===========   ============    ============   ===========    =========      ============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

                                                          FOR THE YEAR ENDED JANUARY 3, 2004
                                ---------------------------------------------------------------------------------------
                                    COTT         COTT          GUARANTOR     NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                -----------   --------------  ------------   -------------  ------------   ------------
OPERATING ACTIVITIES
Net income                      $      77.4   $       65.0    $      69.7    $       7.8    $   (142.5)    $       77.4
Depreciation and amortization           8.4           24.7            5.8           12.1             -             51.0
Amortization of financing fees            -            1.7              -              -             -              1.7
Deferred income taxes                   1.2            5.8              -            2.6             -              9.6
Minority interest                         -              -              -            3.2             -              3.2
Equity income, net of
   distributions                      (74.1)          (4.1)         (46.5)             -         124.9              0.2
Other non-cash items                    2.8           (1.3)             -            1.5           0.4              3.4
Net change in non-cash
   working capital                      4.2            8.2           (9.1)          (6.7)         (0.4)            (3.8)
                                -----------   ------------    -----------    -----------    ----------     ------------
Cash provided by operating
   activities                          19.9          100.0           19.9           20.5         (17.6)           142.7
                                -----------   ------------    -----------    -----------    ----------     ------------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                      (10.8)         (21.5)          (2.5)         (14.3)            -            (49.1)
Acquisitions                              -          (50.0)          (0.3)           0.5             -            (49.8)
Notes receivable                       (2.5)             -              -              -             -             (2.5)
Advances to affiliates                 (5.2)          (0.1)         (19.7)          (5.8)         30.8                -
Investment in subsidiaries            (18.0)             -              -              -          18.0                -
Other                                   6.3           (6.5)           0.2           (0.4)            -             (0.4)
                                -----------   ------------    -----------    -----------    ----------     ------------
Cash used in investing
   activities                         (30.2)         (78.1)         (22.3)         (20.0)         48.8           (101.8)
                                -----------   ------------    -----------    -----------    ----------     ------------
FINANCING ACTIVITIES
Payments of long-term debt                -          (89.5)             -           (0.7)            -            (90.2)
Short-term borrowings                  (2.6)          55.6            1.0            1.8             -             55.8
Advances from affiliates               13.7           24.5          (13.2)           5.8         (30.8)               -
Distributions to subsidiary
   minority shareowner                    -              -              -           (4.1)            -             (4.1)
Issue of common shares                 12.3              -           15.0            3.0         (18.0)            12.3
Dividends paid                            -          (13.1)             -           (4.5)         17.6                -
Other                                     -              -           (0.4)             -             -             (0.4)
                                -----------   ------------    -----------    -----------    ----------     ------------
Cash provided by (used in)
   financing activities                23.4          (22.5)           2.4            1.3         (31.2)           (26.6)
                                -----------   ------------    -----------    -----------    ----------     ------------
Effect of exchange rate
   changes on cash                      0.3              -              -            0.5             -              0.8
                                -----------   ------------    -----------    -----------    ----------     ------------
NET INCREASE (DECREASE) IN
   CASH                                13.4           (0.6)             -            2.3             -             15.1
CASH, BEGINNING OF YEAR                   -              -            0.1            3.2             -              3.3
                                -----------   ------------    -----------    -----------    ----------     ------------
CASH, END OF YEAR               $      13.4   $       (0.6)   $       0.1    $       5.5    $        -     $       18.4
                                ===========   ============    ===========    ===========    ==========     ============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars)

                                                         FOR THE YEAR ENDED DECEMBER 28, 2002
                                --------------------------------------------------------------------------------------
                                   COTT            COTT        GUARANTOR     NON-GUARANTOR  ELIMINATION
                                CORPORATION   BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES    ENTRIES      CONSOLIDATED
                                -----------   --------------  ------------   -------------  ------------   ------------
SALES                           $     198.8   $      808.1    $       52.1   $     201.2    $   (61.6)   $    1,198.6
Cost of sales                         161.4          639.6            49.5         177.2        (62.0)          965.7
                                -----------   ------------    ------------   -----------    ---------    ------------
GROSS PROFIT                           37.4          168.5             2.6          24.0          0.4           232.9
Selling, general and
   administrative expenses             29.6           56.5             4.0          20.1            -           110.2
                                -----------   ------------    ------------   -----------    ---------    ------------
OPERATING INCOME (LOSS)                 7.8          112.0            (1.4)          3.9          0.4           122.7

Other expense (income), net            24.1              -            65.9          (9.3)       (66.7)           14.0
Interest expense (income), net         (1.9)          32.8             1.2           0.8            -            32.9
Minority interest                         -              -               -           2.1            -             2.1
                                -----------   ------------    ------------   -----------    ---------    ------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                             (14.4)          79.2           (68.5)         10.3         67.1            73.7
Income taxes                            4.0          (25.4)              -          (0.1)        (2.9)          (24.4)
Equity income (loss)                   59.1            0.9            55.9             -       (116.5)           (0.6)
                                -----------   ------------    ------------   -----------    ---------    ------------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                          48.7           54.7           (12.6)         10.2        (52.3)           48.7
Cumulative effect of change
   in accounting principle                -              -               -         (44.8)           -           (44.8)
Equity loss on cumulative
   effect of change in
   accounting principle               (44.8)             -               -             -         44.8               -
                                -----------   ------------    ------------   -----------    ---------    ------------
NET INCOME (LOSS)               $       3.9   $       54.7    $      (12.6)  $     (34.6)   $    (7.5)   $        3.9
                                ===========   ============    ============   ===========    =========    ============

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars)

                                                               AS OF DECEMBER 28, 2002
                                --------------------------------------------------------------------------------------
                                   COTT          COTT          GUARANTOR     NON-GUARANTOR   ELIMINATION
                                CORPORATION   BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                -----------   --------------  ------------   -------------  ------------   ------------
ASSETS

Current assets
   Cash                         $         -   $          -    $        0.1   $       3.2    $       -    $        3.3
   Accounts receivable                 36.7           84.3             4.4          32.7        (21.9)          136.2
   Inventories                         15.1           43.9             5.7          13.3            -            78.0
   Prepaid expenses                     1.4            1.3             0.7           3.8            -             7.2
                                -----------   ------------    ------------   -----------    ---------    ------------
                                       53.2          129.5            10.9          53.0        (21.9)          224.7
Property, plant and equipment          49.7          138.3            23.7          61.3            -           273.0
Goodwill                               17.5           46.0            13.5             -            -            77.0
Intangibles and other assets            7.4          134.8            13.0          55.5            -           210.7
Due from affiliates                    46.1            0.5            68.2         268.1       (382.9)              -
Investments in subsidiaries           148.4           79.2           (41.6)            -       (186.0)              -
                                -----------   ------------    ------------   -----------    ---------    ------------
                                $     322.3   $      528.3    $       87.7   $     437.9    $  (590.8)   $      785.4
                                ===========   ============    ============   ===========    =========    ============
LIABILITIES
Current liabilities
   Short-term borrowings        $       2.3   $       16.5    $          -   $       2.5    $       -    $       21.3
   Current maturities of
     long-term debt                       -           16.5               -             -            -            16.5
   Accounts payable and
     accrued liabilities               40.0           65.7             9.4          36.8        (21.9)          130.0
                                -----------   ------------    ------------   -----------    ---------    ------------
                                       42.3           98.7             9.4          39.3        (21.9)          167.8
Long-term debt                            -          339.3               -             -            -           339.3
Due to affiliates                      50.6           66.6           219.6          46.1       (382.9)              -
Deferred income taxes                  11.2           14.0             6.9           1.4            -            33.5
                                -----------   ------------    ------------   -----------    ---------    ------------
                                      104.1          518.6           235.9          86.8       (404.8)          540.6
                                -----------   ------------    ------------   -----------    ---------    ------------
Minority interest                         -              -               -          26.6            -            26.6

SHAREOWNERS' EQUITY
Capital stock
     Common shares                    248.1          275.8           122.7         448.4       (846.9)          248.1
Retained earnings (deficit)             5.9         (266.1)         (270.9)        (97.4)       634.4             5.9
Accumulated other
   comprehensive income               (35.8)             -               -         (26.5)        26.5           (35.8)
                                -----------   ------------    ------------   -----------    ---------    ------------
                                      218.2            9.7          (148.2)        324.5       (186.0)          218.2
                                -----------   ------------    ------------   -----------    ---------    ------------
                                $     322.3   $      528.3    $       87.7   $     437.9    $  (590.8)   $      785.4
                                ===========   ============    ============   ===========    =========    ============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

                                                         FOR THE YEAR ENDED DECEMBER 28, 2002
                                --------------------------------------------------------------------------------------
                                   COTT          COTT          GUARANTOR     NON-GUARANTOR  ELIMINATION
                                CORPORATION   BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES    ENTRIES      CONSOLIDATED
                                -----------   --------------  ------------   -------------  ------------   ------------
OPERATING ACTIVITIES
Net Income (loss)               $       3.9   $       54.7    $     (12.6)   $     (34.6)   $     (7.5)  $        3.9
Depreciation and amortization           6.7           21.9            4.7           10.8             -           44.1
Amortization of financing fees            -            1.7              -              -             -            1.7
Deferred income taxes                  (4.2)           9.3              -            0.2             -            5.3
Minority interest                         -              -              -            2.1             -            2.1
Equity income, net of
   distributions                      (58.6)           3.2            6.4              -          49.6            0.6
Gain on disposal of investment         (1.3)             -              -              -             -           (1.3)
Cumulative effect of
   accounting change                   44.8              -              -           44.8         (44.8)          44.8
Other non-cash items                   15.7           (1.2)          66.0           (8.6)        (66.0)           5.9
Net change in non-cash
   working capital                    (17.2)         (15.3)           3.5           10.7           1.8          (16.5)
                                -----------   ------------    ------------   -----------    ----------   ------------
Cash provided by (used in)
   operating activities               (10.2)          74.3           68.0           25.4         (66.9)          90.6
                                -----------   ------------    ------------   -----------    ----------   ------------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                      (11.5)         (21.4)          (2.0)          (6.3)            -          (41.2)
Acquisitions                           (1.8)             -          (26.8)          (2.0)            -          (30.6)
Advances to affiliates                 (5.4)          (0.5)         (54.3)             -          60.2              -
Investment in subsidiaries             (7.9)         (27.0)         (10.0)             -          44.9              -
Other                                   2.1           (2.2)           0.3           (0.7)            -           (0.5)
                                -----------   ------------    ------------   -----------    ----------   ------------
Cash used in investing
   activities                         (24.5)         (51.1)         (92.8)          (9.0)        105.1          (72.3)
                                -----------   ------------    ------------   -----------    ----------   ------------
FINANCING ACTIVITIES
Payments of long-term debt           (276.4)         (10.8)             -              -             -         (287.2)
Payments of deferred
   consideration of
   acquisition                            -              -              -          (19.5)            -          (19.5)
Short-term borrowings                   0.7          (16.0)             -            2.4             -          (12.9)
Increase in long-term debt                -            1.0              -              -             -            1.0
Decrease in cash in trust             297.3              -              -              -             -          297.3
Advances from affiliates                6.9           54.3           (1.5)           0.5         (60.2)             -
Distributions to subsidiary
   minority shareowner                    -              -              -           (3.9)            -           (3.9)
Issue of common shares                  5.8           10.0           27.0            7.9         (44.9)           5.8
Dividends paid                            -          (62.4)          (0.4)          (4.1)         66.9              -
Other                                     -              -           (0.2)             -             -           (0.2)
                                -----------   ------------    -----------    -----------    ----------   ------------
Cash provided by (used in)
   financing activities                34.3          (23.9)          24.9          (16.7)        (38.2)         (19.6)
                                -----------   ------------    -----------    -----------    ----------   ------------
Effect of exchange rate
   changes on cash                      0.4              -              -            0.3             -            0.7
                                -----------   ------------    -----------    -----------    ----------   ------------
NET INCREASE (DECREASE) IN
   CASH                                   -           (0.7)           0.1              -             -           (0.6)
CASH, BEGINNING OF YEAR                   -            0.7              -            3.2             -            3.9
                                -----------   ------------    -----------    -----------    ----------   ------------
CASH, END OF YEAR               $         -   $          -    $       0.1    $       3.2    $        -   $        3.3
                                ===========   ============    ===========    ===========    ==========   ============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars)

                                                          FOR THE YEAR ENDED DECEMBER 29, 2001
                                --------------------------------------------------------------------------------------
                                    COTT      COTT BEVERAGES   GUARANTOR     NON-GUARANTOR  ELIMINATION
                                CORPORATION        INC.       SUBSIDIARIES    SUBSIDIARIES    ENTRIES      CONSOLIDATED
                                -----------   --------------  ------------   -------------  ------------   ------------
SALES                           $     197.8   $      775.4    $         -    $     153.0    $    (36.1)  $   1,090.1
Cost of sales                         162.1          638.7              -          139.0         (37.1)        902.7
                                -----------   ------------    ------------   -----------    ----------   -----------
GROSS PROFIT                           35.7          136.7              -           14.0           1.0         187.4
Selling, general and
   administrative expenses             22.3           54.9            0.2           16.7             -          94.1
Unusual items                          (0.1)             -              -            0.1             -             -
                                -----------   ------------    ------------   -----------    ----------   -----------
OPERATING INCOME (LOSS)                13.5           81.8           (0.2)          (2.8)          1.0          93.3

Other income, net                      (0.2)          (0.1)             -           (2.1)            -          (2.4)
Interest expense, net                   5.4            5.1           20.4            1.3             -          32.2
Minority interest                         -              -              -            0.4             -           0.4
                                -----------   ------------    ------------   -----------    ----------   -----------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME              8.3           76.8          (20.6)          (2.4)          1.0          63.1
Income taxes                           (1.0)         (22.7)             -            2.2          (1.7)        (23.2)
Equity income                          32.6            0.4           54.5              -         (87.5)            -
                                -----------   ------------    ------------   -----------    ----------   -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                          39.9           54.5           33.9           (0.2)        (88.2)         39.9
Extraordinary item                        -              -              -              -             -             -
                                -----------   ------------    ------------   -----------    ----------   -----------
NET INCOME (LOSS)               $      39.9   $       54.5    $      33.9    $      (0.2)   $    (88.2)  $      39.9
                                ===========   ============    ===========    ===========    ==========   ===========

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars)

                                                               AS OF DECEMBER 29, 2001
                                ---------------------------------------------------------------------------------------
                                   COTT          COTT          GUARANTOR     NON-GUARANTOR  ELIMINATION
                                CORPORATION   BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES    ENTRIES      CONSOLIDATED
                                -----------   --------------  ------------   -------------  ------------   ------------
ASSETS

Current assets
   Cash                         $         -   $       0.7     $         -    $      3.2    $       -     $       3.9
   Cash in trust                      297.3             -               -             -            -           297.3
   Accounts receivable                 28.7          75.1             0.4          27.4         (9.6)          122.0
   Inventories                         11.7          46.0               -          10.8         (0.3)           68.2
   Prepaid expenses                     1.4           1.4               -           0.6            -             3.4
                                -----------   -----------     -----------    ----------     --------     -----------
                                      339.1         123.2             0.4          42.0         (9.9)          494.8
Property, plant and equipment          49.3         138.6               -          59.0            -           246.9
Goodwill                               17.2          46.7             5.1          45.1            -           114.1
Intangibles and other assets           11.2         140.3               -          58.1            -           209.6
Due from affiliates                   251.1         284.0           297.9          42.3       (875.3)              -
Investments in subsidiaries           190.6          41.7           279.5             -       (511.8)              -
                                -----------   -----------     -----------    ----------     --------     -----------
                                $     858.5   $     774.5     $     582.9   $     246.5    $(1,397.0)    $   1,065.4
                                ===========   ===========     ===========   ===========    =========     ===========
LIABILITIES
Current liabilities
   Short-term borrowings        $       1.7   $      32.5     $         -    $        -    $        -    $      34.2
   Current maturities of
     long-term debt                   276.4           5.4               -             -             -          281.8
   Accounts payable and
     accrued liabilities               39.8          66.1             0.2          26.6         (9.6)          123.1
                                -----------   -----------     -----------    ----------     --------     -----------
                                      317.9         104.0             0.2          26.6         (9.6)          439.1
Long-term debt                            -         359.4               -           0.1            -           359.5
Due to affiliates                     328.0          12.3           497.7          37.3       (875.3)              -
Deferred income taxes                  14.9           7.4               -           1.1          0.8            24.2
Other liabilities                         -             -               -          16.8            -            16.8
                                -----------   -----------     -----------    ----------     --------     -----------
                                      660.8         483.1           497.9          81.9       (884.1)          839.6
                                -----------   -----------     -----------    ----------     --------     -----------
Minority interest                         -             -               -          28.1            -            28.1

SHAREOWNERS' EQUITY
Capital stock
 Common shares                        199.4         265.8            59.0         214.4       (539.2)          199.4
 Second preferred shares,
    Series 1                           40.0             -               -             -            -            40.0
                                -----------   -----------     -----------    ----------     --------     -----------
                                      239.4         265.8            59.0         214.4       (539.2)          239.4
Retained earnings (deficit)             2.0          25.6            26.0         (58.7)         7.1             2.0
Accumulated other
   comprehensive income               (43.7)            -               -         (19.2)        19.2           (43.7)
                                -----------   -----------     -----------    ----------     --------     -----------
                                      197.7         291.4            85.0         136.5       (512.9)          197.7
                                -----------   -----------     -----------    ----------     --------     -----------
                                $     858.5   $     774.5     $     582.9    $    246.5    $(1,397.0)    $   1,065.4
                                ===========   ===========     ===========    ==========    =========     ===========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

                                                         FOR THE YEAR ENDED DECEMBER 29, 2001
                                ---------------------------------------------------------------------------------------
                                   COTT          COTT          GUARANTOR     NON-GUARANTOR  ELIMINATION
                                CORPORATION   BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES    ENTRIES      CONSOLIDATED
                                -----------   --------------  ------------   -------------  ------------   ------------
OPERATING ACTIVITIES
Net income (loss)               $      39.9   $       52.2    $      31.6    $      (0.2)   $    (83.6)  $      39.9
Depreciation and amortization           7.0           24.4            0.2            8.6             -          40.2
Amortization of financing fees          1.0            0.9              -              -             -           1.9
Deferred income taxes                   0.8           11.4              -           (2.2)         (0.7)          9.3
Minority interest                         -              -              -            0.4             -           0.4
Equity income, net of
   distributions                      (31.5)          (0.4)         (28.5)             -          60.4             -
Other non-cash items                    0.8           (1.2)             -           (0.5)          0.2          (0.7)
Net change in non-cash
   working capital                      7.8            6.0           (3.0)          (7.3)         (1.1)          2.4
                                -----------   ------------    -----------    -----------    ----------   -----------
Cash provided by (used in)
   operating activities                25.8           93.3            0.3           (1.2)        (24.8)         93.4
                                -----------   ------------    -----------    -----------    ----------   -----------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (8.3)         (23.4)             -           (4.1)            -         (35.8)
Acquisitions                              -          (97.6)             -          (30.0)            -        (127.6)
Proceeds from disposal of
   business                               -              -              -            3.5             -           3.5
Investment in subsidiaries             14.8          (29.5)         (15.8)             -          30.5             -
Advances to affiliates                (20.9)        (283.9)        (283.6)          15.6         572.8             -
Other                                  (6.1)          11.4              -           (4.0)            -           1.3
                                -----------   ------------    -----------    -----------    ----------   -----------
Cash used in investing
   activities                         (20.5)        (423.0)        (299.4)         (19.0)        603.3        (158.6)
                                -----------   ------------    -----------    -----------    ----------   -----------
FINANCING ACTIVITIES
Issue of long-term debt                   -          367.4              -              -             -         367.4
Increase in cash in trust            (297.3)             -              -              -             -        (297.3)
Payments of long-term debt             (2.5)          (4.4)             -           (0.3)            -          (7.2)
Short-term borrowings                   1.6           (4.1)             -.             -             -          (2.5)
Debt issue costs                          -           (5.0)             -              -             -          (5.0)
Advances from affiliates              283.6          (15.6)         299.7            5.1        (572.8)            -
Distributions to subsidiary
   minority shareowner                    -              -              -           (0.7)            -          (0.7)
Issue of common shares                  8.0           15.8              -           29.5         (45.3)          8.0
Redemption of common shares               -              -              -          (14.8)         14.8             -
Dividends paid                            -          (23.7)             -           (1.1)         24.8             -
                                -----------   ------------    -----------    -----------    ----------   -----------
Cash provided by (used in)
   financing activities                (6.6)         330.4          299.7           17.7        (578.5)         62.7
                                -----------   ------------    -----------    -----------    ----------   -----------
Net cash used in discontinued
   operations                             -              -           (0.6)             -             -          (0.6)
Effect of exchange rate
   changes on cash                     (0.2)             -              -              -             -          (0.2)
                                -----------   ------------    -----------    -----------    ----------   -----------
NET INCREASE (DECREASE) IN
   CASH                                (1.5)           0.7              -           (2.5)            -          (3.3)
CASH, BEGINNING OF YEAR                 1.5              -              -            5.7             -           7.2
                                -----------   ------------    -----------    -----------    ----------   -----------
CASH, END OF YEAR               $         -   $        0.7    $         -    $       3.2    $        -   $       3.9
                                ===========   ============    ===========    ===========    ==========   ===========