Form 10-Q
period 2004-04-03
COTT CORP /CN/
filed 2004-05-07
CIK 884713

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            April 3, 2004
                                       ------------------

Commission File Number                      000-19914
                                       ------------------


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


           207 Queen's Quay West, Suite 340, Toronto, Ontario M5J 1A7
           ----------------------------------------------------------
             (Address of principal executive offices) (Postal Code)

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

There were 70,573,915 shares of common stock outstanding as of April 30, 2004.

================================================================================

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Statements of Income for the three months ended
             April 3, 2004 and March 29, 2003........................... Page 3

          Consolidated Balance Sheets as of April 3, 2004 and
              January 3, 2004........................................... Page 4

          Consolidated Statements of Shareowners' Equity as of
              April 3, 2004 and March 29, 2003.......................... Page 5

          Consolidated Statements of Cash Flows for the three months ended April 3, 2004 and March 29, 2003.................... Page 6

          Notes to the Consolidated Financial Statements ............... Page 7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................... Page 17

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... Page 21

Item 4. Controls and Procedures ........................................ Page 21


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings .............................................. Page 22

Item 6. Financial Statement Schedules, Exhibits and Reports
           on Form 8-K ................................................. Page 22

Signatures ............................................................. Page 24

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                      For the three months ended
                                                      --------------------------
                                                         APRIL 3,      MARCH 29,
                                                             2004           2003
                                                         --------      ---------
SALES                                                    $ 370.9       $  295.3

Cost of sales                                              300.5          238.9
                                                         -------       --------

GROSS PROFIT                                                70.4           56.4

Selling, general and administrative expenses                38.7           31.6
                                                         -------       --------
OPERATING INCOME                                            31.7           24.8

Other expense, net                                           0.3            0.5
Interest expense, net                                        6.6            7.7
Minority interest                                            1.0            0.6
                                                         -------       --------
INCOME BEFORE INCOME TAXES AND EQUITY LOSS                  23.8           16.0

Income taxes - note 3                                       (8.3)          (5.4)
Equity loss                                                 (0.1)          (0.1)
                                                         -------       --------
NET INCOME - note 4                                      $  15.4       $   10.5
                                                         =======       ========
PER SHARE DATA - note 5
     INCOME PER COMMON SHARE - BASIC
       Basic                                             $  0.22       $   0.15
       Diluted                                           $  0.21       $   0.15



        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)


                                                       APRIL 3,       JANUARY 3,
                                                           2004             2004
                                                  -------------    -------------
                                                     Unaudited          Audited
ASSETS

CURRENT ASSETS
Cash                                               $     9.0        $    18.4
Accounts receivable                                    169.2            148.8
Inventories - note 6                                   119.9             94.4
Prepaid and other expenses                               6.5              5.5
                                                  ----------       ----------
                                                       304.6            267.1

PROPERTY, PLANT AND EQUIPMENT - note 8                 328.8            314.3

GOODWILL - note 9                                       81.2             81.6

INTANGIBLES AND OTHER ASSETS - note 10                 244.6            245.8
                                                  ----------       ----------
                                                   $   959.2        $   908.8
                                                  ==========       ==========
LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                              $    80.3        $    78.1
Current maturities of long-term debt                     1.5              3.3
Accounts payable and accrued liabilities               173.0            140.5
                                                  ----------       ----------
                                                       254.8            221.9

LONG-TERM DEBT                                         275.6            275.7

DEFERRED INCOME TAXES                                   40.6             40.5
                                                  ----------       ----------
                                                       571.0            538.1
                                                  ----------       ----------
MINORITY INTEREST                                       25.4             25.6

SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares - 70,488,131 shares issued               270.9            267.9

RETAINED EARNINGS                                       98.7             83.3

ACCUMULATED OTHER COMPREHENSIVE LOSS                    (6.8)            (6.1)
                                                  ----------       ----------
                                                       362.8            345.1
                                                  ----------       ----------
                                                   $   959.2        $   908.8
                                                  ==========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                           NUMBER OF      COMMON         RETAINED     ACCUMULATED        TOTAL
                                            COMMON        SHARES         EARNINGS        OTHER           EQUITY
                                            SHARES                                   COMPREHENSIVE
                                        (in thousands)                                    LOSS
                                        --------------------------------------------------------------------------

Balance at December 28, 2002                 68,559       $  248.1       $   5.9       $  (35.8)        $  218.2

Options exercised - note 12                     135            1.1             -              -              1.1
Comprehensive income - note 4
     Currency translation adjustment              -              -             -            5.3              5.3
     Net income                                   -              -          10.5              -             10.5
                                         --------------------------------------------------------------------------
Balance at March 29, 2003                    68,694       $  249.2       $  16.4       $  (30.5)        $  235.1
                                         ==========================================================================


Balance at January 3, 2004                   70,259       $  267.9       $  83.3       $   (6.1)        $  345.1

Options exercised, including tax
    benefit of $0.8 million - note
    12                                          229            3.0             -              -              3.0

Comprehensive income - note 4
     Currency translation adjustment              -              -             -           (0.7)            (0.7)
     Net income                                   -              -          15.4              -             15.4
                                         --------------------------------------------------------------------------
..Balance at April 3, 2004                     70,488       $  270.9       $  98.7       $   (6.8)        $  362.8
                                         ==========================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                                      For the three months ended
                                                     ---------------------------
                                                       APRIL 3,        MARCH 29,
                                                           2004             2003
                                                     ----------      -----------
OPERATING ACTIVITIES
Net income                                           $    15.4       $    10.5
Depreciation and amortization                             15.0            12.1
Amortization of financing fees                             0.2             0.9
Deferred income taxes                                     (0.3)            2.1
Minority interest                                          1.0             0.6
Equity loss                                                0.1             0.1
Other non-cash items                                       0.3             0.3
Net change in non-cash working capital - note 11         (12.7)           (1.7)
                                                     ---------       ---------
Cash provided by operating activities                     19.0            24.9
                                                     ---------       ---------
INVESTING ACTIVITIES
Additions to property, plant and equipment               (11.3)          (10.1)
Acquisitions and equity investments                      (17.7)           (0.3)
Other                                                     (0.2)              -
                                                     ---------       ---------
Cash used in investing activities                        (29.2)          (10.4)
                                                     ---------       ---------
FINANCING ACTIVITIES
Payments of long-term debt                                (2.2)          (38.0)
Short-term borrowings                                      2.1            21.7
Distributions to subsidiary minority shareowner           (1.2)           (1.2)
Issue of common shares                                     2.2             1.1
Other financing activities                                (0.1)              -
                                                     ---------       ---------
Cash provided by (used in) financing activities            0.8           (16.4)
                                                     ---------       ---------
NET DECREASE IN CASH                                      (9.4)           (1.9)

CASH, BEGINNING OF PERIOD                                 18.4             3.3
                                                     ---------       ---------
CASH, END OF PERIOD                                  $     9.0       $     1.4
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

These financial statements should be read in conjunction with the most recent annual consolidated financial statements. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

Material recognition, measurement, and presentation differences between U.S. GAAP and Canadian GAAP are disclosed in note 16.

NOTE 2 - BUSINESS SEASONALITY

Cott's net income for the first quarter ending April 3, 2004 is not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.

NOTE 3 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                                               For the three months ended
                                                              -----------------------------
                                                                APRIL 3,          MARCH 29,
                                                                    2004               2003
                                                              ----------         ----------
                                                              (in millions of U.S. dollars)
Income tax provision based on Canadian statutory rates        $    (8.3)         $    (5.8)
Foreign tax rate differential                                       0.2                0.8
Non-deductible and other items                                     (0.2)              (0.4)
                                                              ---------          ---------
                                                              $    (8.3)         $    (5.4)
                                                              =========          =========


COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - COMPREHENSIVE INCOME

                                                 For the three months ended
                                               ------------------------------
                                                  APRIL 3,          MARCH 29,
                                                      2004               2003
                                               -----------        -----------
                                                (in millions of U.S. dollars)
Net income                                     $      15.4        $      10.5
Foreign currency translation                          (0.7)               5.3
                                               -----------        -----------
                                               $      14.7        $      15.8
                                               ===========        ===========

NOTE 5 - INCOME PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares outstanding adjusted to include the effect that would occur if in-the-money stock options were exercised.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                                                        For the three months ended
                                                                        --------------------------
                                                                        APRIL 3,         MARCH 29,
                                                                            2004              2003
                                                                        -----------      ---------
                                                                              (in thousands)
Weighted average number of shares outstanding - basic                    70,389             68,637
Dilutive effect of stock options                                          1,454              1,921
                                                                         ------             ------
Adjusted weighted average number of shares outstanding - diluted         71,843             70,558
                                                                         ======             ======

At March 29, 2003, options to purchase 1,088,500 shares of common stock at a weighted average exercise price of $30.77 per share were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock.

As of April 3, 2004, Cott had 70,488,131 common shares and 3,742,604 common share options outstanding. Of the common share options outstanding, 1,812,726 options were exercisable as of April 3, 2004.

NOTE 6 - INVENTORIES

                                                  APRIL 3,            JANUARY 3,
                                                      2004                 2004
                                                  --------            ----------
                                                   (in millions of U.S. dollars)

Raw materials                                     $  43.2             $     37.7
Finished goods                                       65.5                   46.8
Other                                                11.2                    9.9
                                                  -------              ---------
                                                  $ 119.9             $     94.4
                                                  =======             ==========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

On March 29, 2004, Cott entered into a $15.6 million cash flow hedge to mitigate exposure to declines in the value of the British pound below $1.80 attributable to certain forecasted U.S. dollar raw material purchases of the U.K. and Europe business segment. The hedge consists of monthly foreign exchange options to buy U.S. dollars at $1.80 per British pound and the term of the hedge is to December 29, 2004. Cott paid $0.5 million for the foreign exchange options, which is included in prepaid and other expenses. Changes in the fair value of the cash flow hedge instrument are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid and other expenses are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At April 3, 2004, the carrying value of the hedge was the same as its fair value.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

                                                 APRIL 3,           JANUARY 3,
                                                     2004                 2004
                                                ---------           ----------
                                                 (in millions of U.S. dollars)

Cost                                            $   578.1           $    552.7
Accumulated depreciation                           (249.3)              (238.4)
                                                ---------           ----------
                                                $   328.8           $    314.3
                                                =========           ==========


NOTE 9 - GOODWILL

                                                  For the three months ended
                                                 -----------------------------
                                                     APRIL 3,        MARCH 29,
                                                         2004             2003
                                                 -------------    -- ---------
                                                 (in millions of U.S. dollars)

Balance at beginning of period                   $       81.6        $    77.0
Acquisitions                                                -              0.7
Foreign exchange                                         (0.4)             1.2
                                                 ------------        ---------
Balance at end of period                         $       81.2        $    78.9
                                                 ============        =========-

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - INTANGIBLES AND OTHER ASSETS

                                           APRIL 3, 2004                                 JANUARY 3, 2004
                            --------------------------------------------   ---------------------------------------------
                                 COST       ACCUMULATED        NET               COST       ACCUMULATED        NET
                                            AMORTIZATION                                    AMORTIZATION
                            --------------------------------------------   ---------------------------------------------
                                   (in millions of U.S. dollars)                  (in millions of U.S. dollars)
INTANGIBLES
Not subject to
   amortization
Rights                      $     80.4        $       -    $     80.4      $      80.4      $         -    $     80.4
                            --------------------------------------------   ---------------------------------------------
Subject to amortization
Customer relationships           159.5             23.4         136.1            157.9             20.8         137.1
Trademarks                        26.6              5.9          20.7             25.8              5.5          20.3
Other                              3.5              0.4           3.1              3.6              0.3           3.3
                            --------------------------------------------   ---------------------------------------------
                                 189.6             29.7         159.9            187.3             26.6         160.7
                            --------------------------------------------   ---------------------------------------------
                                 270.0             29.7         240.3            267.7             26.6         241.1
                            --------------------------------------------   ---------------------------------------------
OTHER ASSETS
Financing costs                    5.6              4.1           1.5              5.6              3.9           1.7
Other                              3.9              1.1           2.8              3.9              0.9           3.0
                            --------------------------------------------   ---------------------------------------------
                                   9.5              5.2           4.3              9.5              4.8           4.7
                            --------------------------------------------   ---------------------------------------------
                            $    279.5        $    34.9    $    244.6      $     277.2      $      31.4    $    245.8
                            ============================================   =============================================

Amortization expense of intangible assets was $3.1 million for the period ended April 3, 2004 ($2.3 million - March 29, 2003). The amortization expense for intangible assets is estimated at about $12.6 million per year for the next five years.

NOTE 11 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                                                      For the three months ended
                                                                      -----------------------------
                                                                        APRIL 3,          MARCH 29,
                                                                            2004               2003
                                                                      ----------          ---------
                                                                      (in millions of U.S. dollars)

Decrease (increase) in accounts receivable                            $    (19.1)         $     4.3
Decrease (increase) in inventories                                         (24.4)              (8.5)
Decrease (increase) in prepaid expenses                                     (1.0)              (0.4)
Increase (decrease) in accounts payable and accrued liabilities             31.8                2.9
                                                                      ----------          ---------
                                                                      $    (12.7)         $    (1.7)
                                                                      ==========          =========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                 For the three months ended
                                                                -----------------------------
                                                                  APRIL 3,          MARCH 29,
                                                                      2004               2003
                                                                ----------        -----------
                                                                (in millions of U.S. dollars,
                                                                  except per share amounts)
NET INCOME
  As reported                                                   $     15.4        $      10.5
  Compensation expense                                                (1.8)              (1.5)
                                                                ----------        -----------
  Pro forma                                                     $     13.6                9.0
                                                                ==========        ===========
NET INCOME PER SHARE - BASIC
  As reported                                                   $     0.22        $      0.15
  Pro forma                                                     $     0.19        $      0.13
NET INCOME PER SHARE - DILUTED
  As reported                                                   $     0.21        $      0.15
  Pro forma                                                     $     0.19        $      0.13


The pro forma compensation expense has been tax effected to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         APRIL 3,     MARCH 29,
                                                             2004          2003
                                                      ------------    ---------
Risk-free interest rate                               3.4% - 3.5%          4.0%
Average expected life (years)                                  4             4
Expected volatility                                         45.0%         45.0%
Expected dividend yield                                        -             -

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - ACQUISITIONS

Effective March 17, 2004, Cott acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC located in Kentucky.

This acquisition has been accounted for using the purchase method. The results of operations have been included in Cott's consolidated statements of income from the effective date of purchase. The total purchase price for the acquisition was $17.7 million, including estimated acquisition costs of $0.3 million. The acquisition was funded from cash flow from operations and short-term borrowings and the purchase price was allocated primarily to machinery and equipment, with smaller amounts to customer relationships, trademarks and working capital. This purchase price and the allocation will be completed in the second quarter of 2004.

NOTE 14 - CONTINGENCIES

Cott is subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on Cott's financial position or results from operations.

NOTE 15 - SEGMENT REPORTING

Cott produces, packages and distributes retailer brand and branded bottled and canned beverages to regional and national grocery, mass-merchandise and wholesale chains in the United States, Canada, the United Kingdom & Europe and International. The International segment includes the 2002 Mexican acquisitions and the Royal Crown International business. The concentrate assets, sales and related expenses have been included in the Corporate & Other segment.

BUSINESS SEGMENTS

 FOR THE THREE                                              UNITED
 MONTHS ENDED                UNITED                        KINGDOM &                        CORPORATE
 APRIL 3, 2004               STATES         CANADA          EUROPE        INTERNATIONAL      & OTHER          TOTAL
----------------------------------------------------------------------------------------------------------------------
                                                        (in millions of U.S. dollars)
External sales             $   273.1       $  39.8         $   42.7         $   14.7        $   0.6         $  370.9
Intersegment sales                 -           5.7                -                -           (5.7)               -
Depreciation and
   amortization                  9.8           2.1              2.0              0.7            0.4             15.0
Operating income (loss)         31.1           0.4              1.6              2.7           (4.1)            31.7
Property, plant and
   equipment                   184.1          56.8             68.5              9.3           10.1            328.8
Goodwill                        49.9          21.6                -              4.6            5.1             81.2
Intangibles and other
   assets                      162.6          (1.3)               -              1.0           82.3            244.6
Total assets                   574.8         127.3            134.0             74.4           48.7            959.2

Additions to property,
   plant and equipment           6.7           1.0              1.2              0.5            1.9             11.3

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - SEGMENT REPORTING (continued)

 FOR THE THREE                                                UNITED
 MONTHS ENDED                 UNITED                         KINGDOM &                      CORPORATE
 MARCH 29, 2003               STATES        CANADA            EUROPE       INTERNATIONAL     & OTHER         TOTAL
----------------------------------------------------------------------------------------------------------------------
                                                        (in millions of U.S. dollars)
External sales              $  226.6       $  31.8          $  29.5          $   7.2       $    0.2         $  295.3
Intersegment sales                 -          11.0                -                -          (11.0)               -
Depreciation and
   amortization                  8.2           1.8              1.7              0.1            0.3             12.1
Operating income (loss)         25.5           0.8             (0.3)             1.3           (2.5)            24.8
Property, plant and
   equipment (as of
   January 3, 2004)            169.3          59.1             67.8              9.5            8.6            314.3
Goodwill (as of
   January 3, 2004)             49.9          22.0                -              4.6            5.1             81.6
Intangibles and other
   assets (as of
   January 3, 2004)            163.2          (1.0)               -              1.0           82.6            245.8
Total assets (as of
   January 3, 2004)            514.9         130.3            126.7             77.6           59.3            908.8

Additions to property,
   plant and equipment           2.6           0.6              0.7              4.1            2.1             10.1




Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the quarter ended April 3, 2004, sales to one major customer accounted for 41% (March 29, 2003 - 43%) of Cott's total sales.

Revenues by geographic area are as follows:

                                                  For the three months ended
                                            -----------------------------------
                                             APRIL 3, 2004      MARCH 29, 2003
                                            ---------------    ----------------
United States                                 $   279.5            $  230.7
Canada                                             39.8                31.8
United Kingdom                                     41.0                28.0
Other countries                                    10.6                 4.8
                                              ---------            --------
                                              $   370.9            $  295.3
                                              =========            ========

Revenues are attributed to countries based on the location of the plant.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - SEGMENT REPORTING (continued)

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

                                             APRIL 3, 2004       JANUARY 3, 2004
                                            --------------       --------------
                                                (in millions of U.S. dollars)
United States                                  $   496.4           $   481.4
Canada                                              79.4                81.9
United Kingdom                                      68.5                67.8
Other countries                                     10.3                10.6
                                               ---------           ---------
                                               $   654.6           $   641.7
                                               =========           =========


NOTE 16 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES

These consolidated financial statements have been prepared in accordance with U.S. GAAP which differ in certain respects from those principles and practices that Cott would have followed had its consolidated financial statements been prepared in accordance with Canadian GAAP.

(a) Under U.S. GAAP, Cott has elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $1.6 million, $1.2 million net of tax of $0.4 million, was recorded in the first quarter of 2004 and $5.6 million was charged to opening retained earnings as at January 3, 2004, as this policy was adopted on a prospective basis with no restatement of comparative figures. Contributed surplus of $6.5 million was recorded to reflect the charge for unexercised options and share capital of $0.3 million was recorded to reflect the options exercised.

(b) Under U.S. GAAP, costs of start-up activities and organization costs are expensed as incurred. Under Canadian GAAP these costs, if they meet certain criteria, can be capitalized and amortized over the future benefit period.

(c) Under U.S. GAAP, the adoption of the U.S. dollar in 1998 as the presentation and measurement currency was implemented retroactively, such that prior period financial statements are translated under the current rate method using the foreign exchange rates in effect on those dates. Under Canadian GAAP, a change in presentation and measurement currency is implemented by translating all prior year financial statement amounts at the foreign exchange rate on January 31, 1998. As a result, there is a difference in the share capital, deficit and cumulative translation adjustment amounts under Canadian GAAP as compared to U.S. GAAP.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)

Under Canadian GAAP, these differences would have been reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of shareowners' equity and consolidated statements of cash flow as follows:

                                            APRIL 3, 2004                       JANUARY 3, 2004
                                  ----------------------------------    --------------------------------
                                     U.S. GAAP         CANADIAN GAAP      U.S. GAAP       CANADIAN GAAP
                                  ---------------    ---------------    -------------    ---------------
CONSOLIDATED BALANCE SHEETS         (in millions of U.S. dollars)        (in millions of U.S. dollars)

Property, plant & equipment        $    328.8       $       329.5       $    314.3          $     315.1
Goodwill                                 81.2                81.7             81.6                 82.1
Total assets                            959.2               960.4            908.8                910.1

Deferred income taxes                    40.6                41.2             40.5                 41.1
Total liabilities                       596.4               597.0            563.7                564.3

Capital stock                           270.9               241.9            267.9                238.6
Contributed Surplus                         -                 6.5                -                    -
Retained earnings                        98.7                79.4             83.3                 70.9
Cumulative translation
   adjustment                            (6.8)               35.6             (6.1)                36.3
Total shareowners' equity               362.8               363.4            345.1                345.8




                                              INCOME RECONCILIATION FOR THE
                                                    THREE MONTHS ENDED
                                              ------------------------------
                                                 APRIL 3,        MARCH 29,
                                                     2004            2003
                                              ------------      ------------
CONSOLIDATED STATEMENTS OF INCOME              (in millions of U.S. dollars)
Net income under U.S. GAAP                      $   15.4          $    10.5
Cost of sales (b)                                   (0.1)              (0.1)
Stock compensation expense (a)                      (1.6)                 -
Recovery of income taxes (a),(b)                     0.4                  -
                                                --------          ---------
Net income under Canadian GAAP                  $   14.1          $    10.4
                                                ========          =========

Basic income per common share,                  $   0.20          $    0.15
   Canadian GAAP
Diluted income per common share,
   Canadian GAAP                                $   0.20          $    0.15


COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)

                                            APRIL 3, 2004                       JANUARY 3, 2004
                                  ----------------------------------    --------------------------------
                                     U.S. GAAP         CANADIAN GAAP      U.S. GAAP       CANADIAN GAAP
                                  ---------------    ---------------    -------------    ---------------
CONSOLIDATED STATEMENTS OF          (in millions of U.S. dollars)         (in millions of U.S. dollars)
   CASH FLOW
OPERATING ACTIVITIES
Net income                          $     15.4          $     14.1         $    10.5       $    10.4
Depreciation & amortization               15.0                15.1              12.1            12.2
Deferred income taxes                     (0.3)               (0.7)              2.1             2.1
Other non cash items                       0.3                 1.9               0.3             0.3
Cash provided by operating
   activities                             19.0                19.0              24.9            24.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cott Corporation is the leading supplier of premium quality retailer brand carbonated soft drinks in the United States, Canada and the United Kingdom.

RESULTS OF OPERATIONS

Cott reported net income of $15.4 million or $0.21 per diluted share for the first quarter ended April 3, 2004, up 47% as compared with $10.5 million, or $0.15 per diluted share, for the first quarter of 2003.

SALES -Sales in the first quarter of 2004 were $370.9 million, an increase of 26% from $295.3 million in the first quarter of 2003. Excluding the impact of the December 2003 acquisition of North Carolina's Quality Beverage Brands, L.L.C. ("QBB"), which added $12.1 million to sales for the first quarter of 2004, and the impact of foreign exchange rates, sales increased 18%. Case volume was 193.0 million equivalent cases in the first quarter of 2004, an increase of 15% compared to the first quarter of 2003, excluding the impact of acquisitions, which contributed 6.6 million cases to sales volume and concentrate sales volume of 70.5 million cases. The sale of concentrates is a high volume but low dollar component of Cott's overall sales.

In the U.S., sales were $273.1 million in the first quarter of 2004, an increase of 21% from the first quarter of 2003. The QBB acquisition occurred in December 2003 and added $12.1 million to sales for the first quarter of 2004. Excluding this acquisition, sales were up 15%. The growth was driven by increased volume of carbonated soft drink sales with existing customers.

In Canada, sales were $39.8 million in the first quarter of 2004, an increase of 25% from $31.8 million in the first quarter of 2003. Excluding the impact of foreign exchange rates, sales in Canada increased 9% in the first quarter of 2004. This increase primarily reflects continued success with existing supermarket customers while non-carbonated soft drink products into the food service channel contributed about one third of the improvement.

In the U.K. and Europe, sales were $42.7 million in the first quarter of 2004, an increase of 45% from $29.5 million in the first quarter of 2003. Excluding the impact of the strengthened U.K. pound, sales increased 26% in the first quarter of 2004. New business acquired in the second quarter of 2003 accounted for approximately two thirds of the increase in the first quarter of 2004 with the remaining increase coming from business with existing customers.

The International segment includes the Mexican operations, the Royal Crown International division and the business in Asia. Sales by this segment were $14.7 million in the first quarter of 2004, an increase of 104% when compared with sales of $7.2 million in the first quarter of 2003. This increase was primarily from Mexico where sales in the first quarter were $9.0 million, an increase of $5.7 million when compared to sales in the first quarter of 2003.

GROSS PROFIT - Gross profit was 19.0% of sales for the first quarter of 2004 compared with 19.1% in the first quarter of 2003. The favorable impact of improved productivity and larger economies of scale, particularly in the U.K., being offset by higher freight and warehousing costs in the U.S.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $38.7 million in the first quarter of 2004, an increase of $7.1 million from $31.6 million in the first quarter of 2003. In the first quarter of 2004, Cott recorded a $2.3 million provision against an export receivable in Canada, which was included in SG&A. Foreign exchange rate impacts in the U.K. and Canadian business segments accounted for $1.4 million of the increase. The remaining increase was primarily in the U.S. and resulted from the needs of Cott's growing business there. As a percentage of sales, SG&A declined to 10.4% in the first quarter of 2004 from 10.7% in the first quarter of 2003.

INTEREST EXPENSE - Net interest expense was $6.6 million in the first quarter of 2004, down from $7.7 million in the first quarter of 2003. This decrease was primarily due to repayment of our term bank loan in the third quarter of 2003.

INCOME TAXES - Cott recorded an income tax provision of $8.3 million in the first quarter of 2004 reflecting an effective tax rate of 34.9%. This compares with $5.4 million, or an effective rate of 33.8%, in the first quarter of 2003. The increase in the effective tax rate in the first quarter of 2004 was primarily due to increased taxable income in the U.S.

FINANCIAL CONDITION - Cash provided by operating activities in the first quarter of 2004 was $7.7 million, after capital expenditures of $11.3 million, as compared to the first quarter of 2003 in which cash provided by operating activities was $14.8 million, after capital expenditures of $10.1 million. Cash from operations decreased due to a decrease in the net change in non-cash working capital of $11.0 million related to volume growth in the U.S.

Cash and cash equivalents decreased $9.4 million in the first quarter to $9.0 million as of April 3, 2004.

INVESTING ACTIVITIES - In March 2004, Cott acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC in Kentucky ("Cardinal"), including a bottling facility. The acquisition is expected to add approximately $12 million a year in carbonated soft drink sales and additional manufacturing capacity to support Cott's growing demand for retailer branded beverages.

The total purchase price for the acquisition was $17.7 million, including estimated acquisition costs of $0.3 million. The acquisition was funded from cash flow from operations and short-term borrowings.

CAPITAL EXPENDITURES - Capital expenditures were $11.3 million in the first quarter of 2004 as compared with $10.1 million in the first quarter of 2003. Major expenditures in the first quarter of 2004 included $7.5 million on manufacturing equipment, primarily in the U.S., to meet the needs of Cott's growing business and $1.8 million on information technology improvements.

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

Cott's current credit facilities provide maximum credit of $147.4 million. At April 3, 2004, approximately $50.5 million of the committed revolving credit facility in the U.S. and Canada and $22.6 million of the demand revolving credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facilities was 2.92% as of April 3, 2004.

As of April 3, 2004, Cott's long-term debt totaled $277.1 million as compared with $279.0 million at the end of 2003. At the end of the first quarter of 2004, debt consisted of $269.2 million in 8% senior subordinated notes with a face value of $275 million and $7.9 million of other debt.

CANADIAN GAAP - Under Canadian GAAP, in the first quarter of 2004, Cott reported net income of $14.1 million and total assets of $960.4 million compared to net income and total assets under U.S. GAAP of $15.4 million and $959.2 million, respectively, in the first quarter of 2004.

The main U.S./Canadian GAAP difference in the first quarter of 2004 was the accounting of stock options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $1.6 million, $1.2 million after tax of $0.4 million, was recorded in the first quarter of 2004 and $5.6 million was charged to opening retained earnings as this policy was adopted on a prospective basis. Under U.S. GAAP, Cott has elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options.

There were no material U.S./Canadian GAAP differences for the first quarter of 2003.

OUTLOOK - Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. While the carbonated soft drink industry continues to experience slow growth, the retailer brand segment is experiencing significant positive growth, especially in the U.S. However, as there is intense price competition from heavily promoted global and regional brands in the beverage industry, Cott's major opportunity for growth depends on management's execution of its strategies and on retailers' continued commitment to their retailer brand soft drink programs.

In 2004, Cott intends to continue to strive to expand the business through growing sales with existing customers, the pursuit of new customers and channels and through new acquisitions and alliances. Cott is not able to accurately predict the success or timing of such efforts. As of the date of this report, sales are expected to grow between 12% and 15% for 2004 and earnings per diluted share are expected to be between $1.23 and $1.27 for the year. The majority of this growth is expected to be through existing businesses. Along with sales growth from major customers, management also believes there are significant opportunities for growth in the U.S. market as retailer brand penetration is not currently as high as in other markets. The Canadian division intends to focus on innovation and entry into new channels, such as convenience stores and gas and food service. Cott believes that the U.K. business has stabilized and continued efforts are expected to further improve earnings. Cott also believes that significant growth opportunities exist in Mexico. Mexico has a population of approximately 100 million and it is second only to the United States in per-capita consumption of soft drinks.

RISKS AND UNCERTAINTIES - Risks and uncertainties include national brand pricing strategies, commitment of major customers to retailer brand programs, stability of procurement costs for items such as sweetener, packaging materials and other ingredients, the successful integration of new acquisitions, the ability to protect intellectual property and fluctuations in interest rates and foreign currencies versus the U.S. dollar.

Sales to Cott's top customer (Wal-Mart Stores, Inc.) in the first quarter of 2004 and 2003 accounted for 41% and 43%, respectively, of Cott's total sales. Sales to the top ten customers in the first quarter of 2004 and 2003 accounted for 70% and 73%, respectively, of Cott's total sales. The loss of any significant customer, or customers which in the aggregate represent a significant portion of Cott's sales, could have a material adverse effect on the Company's operating results and cash flows.

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

     o Cott's ability to secure additional production capacity either through acquisitions, or third party manufacturing arrangements;

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

     o changes in consumer tastes and preferences and market demand for new and existing products;

     o interruption in transportation systems, labor strikes, work stoppages and other interruptions or difficulties in the employment of labor or transportation in Cott's markets; and

     o    changes in general economic and business conditions.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A: Quantitative and Qualitative Disclosures about Market Risk described in Cott's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

On March 29, 2004, Cott entered into a $15.6 million cash flow hedge to mitigate exposure to declines in the value of the British pound below $1.80. The purpose of this hedge is to moderate the impact that adverse changes in the British pound/U.S. dollar exchange rate could have on projected U.S. dollar denominated raw material purchases of the U.K. and Europe business segment. The hedge consists of monthly foreign exchange options to buy U.S. dollars at $1.80 per British pound and the term of the hedge is to December 29, 2004. The cost of the foreign exchange options purchased by Cott to implement the hedge, which is included in prepaid and other expenses, was $0.5 million. The instrument is a cash flow hedge under SFAS No. 133; accordingly changes in the fair value of the instrument are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid and other expenses are recorded in earnings in the same periods the forecasted purchases or payments affect earnings. At April 3, 2004 the carrying value of the hedge was the same as its fair value. See "Note 7 Derivative Financial Instruments."

Cott's sales outside the U.S. are concentrated principally in the U.K. and Canada. Cott believes that its foreign currency exchange rate risk has been immaterial given the historic stability of the U.S. dollar exchange rates with respect to the foreign currencies to which Cott has its principal exposure. However, there can be no assurance that these exchange rates will remain stable or that Cott's exposure to foreign currency exchange rate risk will not increase in the future.


ITEM 4.   CONTROLS AND PROCEDURES

Cott's Management, including Cott's Chief Executive Officer and Chief Financial Officer, have concluded that its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no significant changes in Cott's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The Defendants were successful in the district court on two Motions for Summary Judgment. The district court's decisions on these motions is consistent with Cott's previous determination that the plaintiff's likelihood of success was remote. Plaintiff has filed a Notice of Appeal. Given the judgment of the district court Cott does not believe that the plaintiff will ultimately be successful on appeal in this suit.

Reference is made to the legal proceedings described in Cott's Form 10-K for the fiscal year ended January 3, 2004.


ITEM 6.   FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

1.        Financial Statement Schedules

          Schedule III - Consolidating Financial Statements

2.        Exhibits

          Number         Description
          ------         -----------

          3.1 Articles of Incorporation of Cott (incorporated by reference to Exhibit 3.1 to Cott's Form 10-K dated March 31, 2000).

          3.2            By-laws of Cott (incorporated by reference to Exhibit
                         3.2 to Cott's Form 10-K dated March 8, 2002).


          31.1 Certification of the chairman and chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2004.

          31.2 Certification of the executive vice-president and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2004.

          32.1 Certification of the chairman and chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2004.

          Number         Description
          ------         -----------

          32.2 Certification of the executive vice-president and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2004.

          In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.


3.        Reports on Form 8-K

          Cott filed a Current Report on Form 8-K, dated January 29, 2004, furnishing a press release that announced its financial results for the year ended January 3, 2004.

          Cott filed a Current Report on Form 8-K, dated April 20, 2004, furnishing a press release that announced its financial results for the quarter ended April 3, 2004.

          Cott filed a Current Report on Form 8-K, dated March 18, 2004, announcing the appointment of John K. Sheppard as chief executive officer, effective September 1, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COTT CORPORATION
                                       (Registrant)



Date: May 6, 2004                      /s/ Raymond P. Silcock

                                       Raymond P. Silcock
                                       Executive Vice President &
                                       Chief Financial Officer
                                       (On behalf of the Company)




Date: May 6, 2004                      /s/ Tina Dell'Aquila

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


                                                              FOR THE THREE MONTHS ENDED APRIL 3, 2004
                                 -----------------------------------------------------------------------------------------------
                                         COTT             COTT         GUARANTOR   NON-GUARANTOR    ELIMINATION
                                  CORPORATION    BEVERAGES INC.     SUBSIDIARIES    SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                 -----------------------------------------------------------------------------------------------
SALES                            $       45.5    $      254.0     $       10.7     $       68.7    $      (8.0)    $     370.9
Cost of sales                            37.2           202.6              9.3             59.4           (8.0)          300.5
                                 -----------------------------------------------------------------------------------------------
GROSS PROFIT                              8.3            51.4              1.4              9.3              -            70.4
Selling, general and
   administrative expenses               13.7            18.7              0.9              5.4              -            38.7
                                 -----------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                  (5.4)           32.7              0.5              3.9              -            31.7

Other expense (income), net               0.3             0.1             (0.2)             0.1              -             0.3
Interest expense (income), net              -             7.9             (1.4)             0.1              -             6.6
Minority interest                           -               -                -              1.0              -             1.0
                                 -----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                                (5.7)           24.7              2.1              2.7              -            23.8

Income taxes                              1.8            (9.5)               -             (0.6)             -            (8.3)
Equity income (loss)                     19.3             1.7             16.3                -          (37.4)           (0.1)
                                 -----------------------------------------------------------------------------------------------
NET INCOME                       $       15.4    $       16.9     $       18.4     $        2.1    $     (37.4)    $      15.4
                                 ===============================================================================================


COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                                        AS OF APRIL 3, 2004
                                ---------------------------------------------------------------------------------------------
                                        COTT              COTT      GUARANTOR   NON-GUARANTOR    ELIMINATION
                                 CORPORATION    BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                ---------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                         $          -    $       (1.9)    $          -   $       10.9   $         -     $        9.0
   Accounts receivable                  39.2           102.7             13.4           36.5         (22.6)           169.2
   Inventories                          20.9            68.4              5.1           25.5             -            119.9
   Prepaid and other expenses            1.6             1.5              0.7            2.7             -              6.5
                                ---------------------------------------------------------------------------------------------
                                        61.7           170.7             19.2           75.6         (22.6)           304.6
Property, plant and equipment           54.4           171.2             20.5           82.7             -            328.8
Goodwill                                20.8            46.1             13.5            0.8             -             81.2
Intangibles and other assets             1.5           182.4             12.3           48.4             -            244.6
Due from affiliates                     55.0             4.8             94.3          275.0        (429.1)               -
Investments in subsidiaries            277.7            75.6             21.1              -        (374.4)               -
                                ---------------------------------------------------------------------------------------------
                                $      471.1     $     650.8     $      180.9   $      482.5   $    (826.1)    $      959.2
                                =============================================================================================

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings        $        1.2    $       73.0     $        1.2   $        4.9   $         -      $      80.3
   Current maturities of
     long-term debt                        -             1.2                -            0.3             -              1.5
   Accounts payable and
     accrued liabilities                33.8            97.3              9.3           55.2         (22.6)           173.0
                                ---------------------------------------------------------------------------------------------
                                        35.0           171.5             10.5           60.4         (22.6)           254.8
Long-term debt                             -           275.6                -              -             -            275.6
Due to affiliates                       65.5            97.5            210.5           55.6        (429.1)               -
Deferred income taxes                    7.8            27.8                -            5.0             -             40.6
                                ---------------------------------------------------------------------------------------------
                                       108.3           572.4            221.0          121.0        (451.7)           571.0
                                ---------------------------------------------------------------------------------------------
Minority interest                          -               -                -           25.4             -             25.4

SHAREOWNERS' EQUITY
Capital stock
 Common shares                         270.9           275.8            142.7          451.4        (869.9)           270.9
Retained earnings (deficit)             98.7          (197.4)          (182.8)         (93.2)        473.4             98.7
Accumulated other
   comprehensive loss                   (6.8)              -                -          (22.1)         22.1             (6.8)
                                ---------------------------------------------------------------------------------------------
                                       362.8            78.4            (40.1)         336.1        (374.4)           362.8
                                ---------------------------------------------------------------------------------------------
                                $      471.1     $     650.8     $      180.9   $      482.5   $    (826.1)    $      959.2
                                =============================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                             FOR THE THREE MONTHS ENDED APRIL 3, 2004
                                ------------------------------------------------------------------------------------------------
                                        COTT              COTT       GUARANTOR    NON-GUARANTOR    ELIMINATION
                                 CORPORATION    BEVERAGES INC.    SUBSIDIARIES     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                ------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                      $      15.4     $       16.9      $       18.4     $      2.1     $    (37.4)     $       15.4
Depreciation and amortization           2.2              7.5               1.5            3.8              -              15.0
Amortization of financing fees            -              0.2                 -              -              -               0.2
Deferred income taxes                  (1.9)             1.0                 -            0.6              -              (0.3)
Minority interest                         -                -                 -            1.0              -               1.0
Equity income (loss), net of
   distributions                      (19.3)            (0.5)            (16.3)             -           36.2               0.1
Other non-cash items                    0.3             (0.2)                -            0.2              -               0.3
Net change in non-cash
   working capital                    (10.2)            (7.9)             (2.0)           7.4              -             (12.7)
                                ------------------------------------------------------------------------------------------------
Cash provided by (used in)
   operating activities               (13.5)            17.0               1.6           15.1           (1.2)             19.0
                                ------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (1.5)            (7.5)             (0.4)          (1.9)             -             (11.3)
Acquisitions and equity
   investments                            -            (17.7)                -              -              -             (17.7)
Advances to affiliates                  3.5                -              (6.5)             -            3.0                 -
Investment in subsidiary               (5.0)               -                 -              -            5.0                 -
Other                                  (0.2)               -                 -              -              -              (0.2)
                                ------------------------------------------------------------------------------------------------
Cash used in investing
   activities                          (3.2)           (25.2)             (6.9)          (1.9)           8.0             (29.2)
                                ------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payments of long-term debt                -             (0.3)                -           (1.9)             -              (2.2)
Short-term borrowings                   1.2              0.7               0.3           (0.1)             -               2.1
Advances from affiliates                  -              6.5                 -           (3.5)          (3.0)                -
Distributions to subsidiary
   minority shareowner                    -                -                 -           (1.2)             -              (1.2)
Issue of common shares                  2.2                -               5.0              -           (5.0)              2.2
Dividends paid                            -                -                 -           (1.2)           1.2                 -
Other                                     -                -              (0.1)             -              -              (0.1)
                                ------------------------------------------------------------------------------------------------
Cash provided by (used in)
   financing activities                 3.4              6.9               5.2           (7.9)          (6.8)              0.8
                                ------------------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash                     (0.1)               -                 -            0.1              -                 -
                                ------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   CASH                               (13.4)            (1.3)             (0.1)           5.4              -              (9.4)
CASH, BEGINNING OF PERIOD              13.4             (0.6)              0.1            5.5              -              18.4
                                ------------------------------------------------------------------------------------------------
CASH, END OF PERIOD             $         -     $       (1.9)     $          -    $      10.9     $        -      $        9.0
                                ================================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                       FOR THE THREE MONTHS ENDED MARCH 29, 2003
                                 --------------------------------------------------------------------------------------------
                                         COTT              COTT     GUARANTOR   NON-GUARANTOR    ELIMINATION
                                  CORPORATION    BEVERAGES INC.  SUBSIDIARIES    SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                 --------------------------------------------------------------------------------------------
SALES                            $       42.8    $      208.7    $        9.9   $       46.5    $      (12.6)  $      295.3
Cost of sales                            37.2           164.6             9.0           40.7           (12.6)         238.9
                                 --------------------------------------------------------------------------------------------
GROSS PROFIT                              5.6            44.1             0.9            5.8               -           56.4
Selling, general and
   administrative expenses                5.0            20.0             1.1            5.5               -           31.6
                                 --------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                   0.6            24.1            (0.2)           0.3               -           24.8

Other expense (income), net               0.5             0.1               -           (0.1)              -            0.5
Interest expense (income), net              -             8.8            (1.1)             -               -            7.7
Minority interest                           -               -               -            0.6               -            0.6
                                 --------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                                 0.1            15.2             0.9           (0.2)              -           16.0

Income taxes                             (0.1)           (5.3)              -              -                           (5.4)
Equity income (loss)                     10.5             0.4            10.5              -           (21.5)          (0.1)
                                 --------------------------------------------------------------------------------------------
NET INCOME (LOSS)                $       10.5    $       10.3    $       11.4   $       (0.2)   $      (21.5)  $       10.5
                                 ============================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                                      AS OF JANUARY 3, 2004
                                ------------------------------------------------------------------------------------------------
                                        COTT              COTT      GUARANTOR    NON-GUARANTOR     ELIMINATION
                                 CORPORATION    BEVERAGES INC.   SUBSIDIARIES     SUBSIDIARIES         ENTRIES     CONSOLIDATED
                                ------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                         $      13.4     $       (0.6)    $        0.1    $        5.5    $         -      $       18.4
   Accounts receivable                 46.6             89.2             11.6            41.5          (40.1)            148.8
   Inventories                         16.3             54.1              4.3            19.7              -              94.4
   Prepaid expenses                     1.9              1.2              0.8             1.6              -               5.5
                                ------------------------------------------------------------------------------------------------
                                       78.2            143.9             16.8            68.3          (40.1)            267.1
Property, plant and equipment          56.1            154.7             21.2            82.3              -             314.3
Goodwill                               21.2             46.1             13.5             0.8              -              81.6
Intangibles and other assets            2.2            181.4             12.6            49.6              -             245.8
Due from affiliates                    57.5              4.8             87.9           275.4         (425.6)                -
Investments in subsidiaries           252.2             76.0              4.8               -         (333.0)                -
                                ------------------------------------------------------------------------------------------------
                                $     467.4     $      606.9     $      156.8    $      476.4    $    (798.7)     $      908.8
                                ================================================================================================
LIABILITIES
Current liabilities
   Short-term borrowings        $         -     $       72.2     $        1.0    $        4.9    $         -      $       78.1
   Current maturities of
     long-term debt                       -              1.1                -             2.2              -               3.3
   Accounts payable and
     accrued liabilities               47.0             80.9              6.4            46.3          (40.1)            140.5
                                ------------------------------------------------------------------------------------------------
                                       47.0            154.2              7.4            53.4          (40.1)            221.9
Long-term debt                            -            275.7                -               -              -             275.7
Due to affiliates                      65.9             91.1            210.5            58.1         (425.6)                -
Deferred income taxes                   9.4             24.4              2.4             4.3              -              40.5
                                ------------------------------------------------------------------------------------------------
                                      122.3            545.4            220.3           115.8         (465.7)            538.1
                                ------------------------------------------------------------------------------------------------
Minority interest                         -                -                -            25.6              -              25.6

SHAREOWNERS' EQUITY
Capital stock
   Common shares                      267.9            275.8            137.7           451.4         (864.9)            267.9
Retained earnings (deficit)            83.3           (214.3)          (201.2)          (94.1)         509.6              83.3
Accumulated other
   comprehensive loss                  (6.1)               -                -           (22.3)          22.3              (6.1)
                                ------------------------------------------------------------------------------------------------
                                      345.1             61.5            (63.5)          335.0         (333.0)            345.1
                                ------------------------------------------------------------------------------------------------
                                $     467.4     $      606.9     $      156.8    $      476.4    $    (798.7)     $      908.8
                                ================================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                              FOR THE THREE MONTHS ENDED MARCH 29, 2003
                                -----------------------------------------------------------------------------------------------
                                        COTT              COTT       GUARANTOR    NON-GUARANTOR    ELIMINATION
                                 CORPORATION    BEVERAGES INC.    SUBSIDIARIES     SUBSIDIARIES        ENTRIES     CONSOLIDATED
                                -----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)               $      10.5     $       10.3      $       11.4    $      (0.2)    $    (21.5)     $       10.5
Depreciation and amortization           1.8              5.9               1.5            2.9              -              12.1
Amortization of financing fees            -              0.9                 -              -              -               0.9
Deferred income taxes                     -              2.1                 -              -              -               2.1
Minority interest                         -                -                 -            0.6              -               0.6
Equity income (loss), net of
   distributions                      (10.5)             0.8             (10.5)             -           20.3               0.1
Other non-cash items                    0.3             (0.2)                -            0.2              -               0.3
Net change in non-cash
   working capital from
   continuing operations               (3.8)             5.1              (1.4)          (1.6)             -              (1.7)
                                -----------------------------------------------------------------------------------------------
Cash provided by (used in)
   operating activities                (1.7)            24.9               1.0            1.9           (1.2)             24.9
                                -----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                       (2.8)            (2.3)             (0.3)          (4.7)             -             (10.1)
Acquisitions and equity
   investments                            -                -                 -           (0.3)             -              (0.3)
Advances to affiliates                  1.9             (0.1)             (1.1)          (5.0)           4.3                 -
Investment in subsidiary               (3.0)               -                 -              -            3.0                 -
                                -----------------------------------------------------------------------------------------------
Cash used in investing
   activities                          (3.9)            (2.4)             (1.4)         (10.0)           7.3             (10.4)
                                -----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments of long-term debt                -            (37.9)                -           (0.1)             -             (38.0)
Short-term borrowings                   4.5              9.3               0.7            7.2              -              21.7
Advances from affiliates                  -              6.1                 -           (1.8)          (4.3)                -
Distributions to subsidiary
   minority shareowner                    -                -                 -           (1.2)             -              (1.2)
Issue of common shares                  1.1                -                 -            3.0           (3.0)              1.1
Dividends paid                            -                -                 -           (1.2)           1.2                 -
                                -----------------------------------------------------------------------------------------------
Cash provided by (used in)
   financing activities                 5.6            (22.5)              0.7            5.9           (6.1)            (16.4)
                                -----------------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash                        -                -                 -              -              -                 -
                                -----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   CASH                                   -                -               0.3           (2.2)             -              (1.9)
CASH, BEGINNING OF PERIOD                 -                -               0.1            3.2              -               3.3
                                -----------------------------------------------------------------------------------------------
CASH, END OF PERIOD             $         -     $          -      $        0.4    $       1.0     $        -      $        1.4
                                ===============================================================================================