Form 10-Q/A
period 2003-09-27
COTT CORP /CN/
filed 2004-08-05
CIK 884713

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 27, 2003

Commission File Number	000-19914

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	None

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number)

207 Queen’s Quay West, Suite 340, Toronto, Ontario M5J 1A7
(Address of principal executive offices) (Postal Code)

(416) 203-3898
(Registrant’s telephone number, including area code)

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

There were 71,245,020 shares of common stock outstanding as of July 30, 2004.

EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A is filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, originally filed with the Securities and Exchange Commission on November 12, 2003. This Form 10-Q/A is filed in connection with the Commission’s grant of our application for confidential treatment of our Supply Agreement with Crown Cork and Seal dated as of January 1, 2002 (the “Agreement”). We have amended Exhibit 10.14 to exclude the portions of the Agreement that are permitted to remain confidential and to include those portions that are no longer confidential. Exhibit 10.14 is being refiled in its entirety. In addition, the Form 10-Q/A includes an updated signature page and certain currently dated certifications required by the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2, attached hereto. This Form 10-Q/A does not change our previously reported consolidated financial statement or make any other changes to the Form 10-Q for the fiscal quarter ended September 27, 2003. This Form 10-Q/A should be read in conjunction with our subsequent filings with the Commission.

PART II — OTHER INFORMATION
ITEM 6. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
SUPPLY AGREEMENT EXECUTED NOVEMBER 11, 2003
CERTIFICATION OF THE CHAIRMAN AND CHIEF EXEC. OFFICER
CERTIFICATION OF THE EXECUTIVE VICE-PRESIDENT

PART II — OTHER INFORMATION

ITEM 6. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits
	Number	Description
	10.14	(*) Supply Agreement executed November 11, 2003, effective as of January 1, 2002 between Crown Cork & Seal Company, Inc. and Cott Corporation.

	31.1	Certification of the chairman and chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the executive vice-president and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

     (*) Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the U.S. Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.

b) Reports on Form 8-K

1. Cott filed a Current Report on Form 8-K, dated October 16, 2003, furnishing a press release that announced its financial results for the three and nine months ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: August 4, 2004	/s/ Raymond P. Silcock

Raymond P. Silcock
Executive Vice President & Chief Financial Officer
(On behalf of the Company)

Date: August 4, 2004	/s/ Tina Dell’Aquila

Tina Dell’Aquila
Vice President, Controller and Assistant Secretary
(Principal accounting officer)