Form 10-Q
period 2004-07-03
COTT CORP /CN/
filed 2004-08-12
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   July 3, 2004
                                            ----------------------

Commission File Number                             000-19914
                                            ----------------------


                                COTT CORPORATION
             (Exact name of registrant as specified in its charter)


           CANADA                                             None
-------------------------------              -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


           207 Queen's Quay West, Suite 340, Toronto, Ontario M5J 1A7
       -------------------------------------------------------------------
             (Address of principal executive offices) (Postal Code)


                                 (416) 203-3898
                    ----------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]
                                           ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes [X]   No [ ]
                                           ---      ---

There were 71,245,020 shares of common stock outstanding as of July 31, 2004.

                                TABLE OF CONTENTS


                                       PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income for the three and six month periods ended July 3, 2004 and
               June 28, 2003.......................................................................... Page 3

          Consolidated Balance Sheets as of July 3, 2004 and January 3, 2004.......................... Page 4

          Consolidated Statements of Shareowners' Equity as of July 3, 2004 and June 28, 2003......... Page 5

          Consolidated Statements of Cash Flows for the three and six month periods ended July 3, 2004 and June 28, 2003...................................................................... Page 6

          Notes to the Consolidated Financial Statements ............................................. Page 7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...... Page 19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ................................. Page 24

Item 4.   Controls and Procedures .................................................................... Page 24

                                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings .......................................................................... Page 25

Item 4.   Submission of Matters to a Vote of Security Holders......................................... Page 25

Item 6.   Financial Statement Schedules, Exhibits and Reports on Form 8-K ............................ Page 25

Signatures............................................................................................ Page 27

                                       2

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited


                                            For the three months ended          For the six months ended
                                            --------------------------         --------------------------
                                             JULY 3,          JUNE 28,          JULY 3,          JUNE 28,
                                              2004              2003             2004              2003
                                            --------          --------         --------          --------
SALES                                       $  463.7          $  388.1         $  834.6          $  683.4

Cost of sales                                  378.2             311.2            678.7             550.1
                                            --------          --------         --------          --------

GROSS PROFIT                                    85.5              76.9            155.9             133.3

Selling, general and administrative
   expenses                                     34.1              32.5             72.8              64.1
Unusual items                                   (0.5)             (0.8)            (0.5)             (0.8)
                                            --------          --------         --------          --------
OPERATING INCOME                                51.9              45.2             83.6              70.0

Other expense, net                                --               0.9              0.3               1.4
Interest expense, net                            6.6               6.6             13.2              14.3
Minority interest                                1.2               0.7              2.2               1.3
                                            --------          --------         --------          --------

INCOME BEFORE INCOME TAXES AND EQUITY LOSS      44.1              37.0             67.9              53.0

Income taxes -- note 3                         (14.6)            (12.4)           (22.9)            (17.8)
Equity loss                                     (0.1)               --             (0.2)             (0.1)
                                            --------          --------         --------          --------

NET INCOME -- note 4                        $   29.4          $   24.6         $   44.8          $   35.1
                                            ========          ========         ========          ========

PER SHARE DATA -- note 5
     NET INCOME PER COMMON SHARE
         Basic                              $   0.41          $   0.36         $   0.63          $   0.51
         Diluted                            $   0.41          $   0.35         $   0.62          $   0.50

        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)



                                                                                       JULY 3,         JANUARY 3,
                                                                                        2004              2004
                                                                                     ----------        ----------
                                                                                     Unaudited          Audited
ASSETS

CURRENT ASSETS

Cash                                                                                 $      9.6        $     18.4
Accounts receivable                                                                       224.6             148.8
Inventories -- note 6                                                                     129.3              94.4
Prepaid and other expenses                                                                  9.2               5.5
                                                                                     ----------        ----------
                                                                                          372.7             267.1

PROPERTY, PLANT AND EQUIPMENT -- note 8                                                   323.8             314.3

GOODWILL -- note 9                                                                         81.0              81.6

INTANGIBLES AND OTHER ASSETS -- note 10                                                   241.5             245.8
                                                                                     ----------        ----------
                                                                                     $  1,019.0        $    908.8
                                                                                     ==========        ==========

LIABILITIES

CURRENT LIABILITIES

Short-term borrowings                                                                $     84.7        $     78.1
Current maturities of long-term debt                                                        1.5               3.3
Accounts payable and accrued liabilities                                                  184.7             140.5
                                                                                     ----------        ----------
                                                                                          270.9             221.9

LONG-TERM DEBT                                                                            275.4             275.7

DEFERRED INCOME TAXES                                                                      45.4              40.5
                                                                                     ----------        ----------
                                                                                          591.7             538.1
                                                                                     ----------        ----------
MINORITY INTEREST                                                                          25.6              25.6

SHAREOWNERS' EQUITY

CAPITAL STOCK

Common shares -- 71,121,028 shares issued                                                 281.8             267.9

RETAINED EARNINGS                                                                         128.1              83.3

ACCUMULATED OTHER COMPREHENSIVE LOSS                                                       (8.2)             (6.1)
                                                                                     ----------        ----------
                                                                                          401.7             345.1
                                                                                     ----------        ----------
                                                                                     $  1,019.0        $    908.8
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


                                            NUMBER OF      COMMON        RETAINED       ACCUMULATED       TOTAL
                                             COMMON        SHARES        EARNINGS          OTHER          EQUITY
                                             SHARES                                    COMPREHENSIVE
                                         (in thousands)                                INCOME (LOSS)
                                         --------------------------------------------------------------------------
Balance at December 28, 2002                 68,559       $  248.1       $    5.9       $  (35.8)       $  218.2

Options exercised, including tax
    benefit of $2.9 million                     860            8.6             --             --             8.6
Comprehensive income -- note 4
     Currency translation adjustment             --             --             --           18.8            18.8
     Net income                                  --             --           35.1             --            35.1
                                         --------------------------------------------------------------------------
Balance at June 28, 2003                     69,419       $  256.7       $   41.0       $  (17.0)       $  280.7
                                         --------------------------------------------------------------------------

Balance at January 3, 2004                   70,259       $  267.9       $   83.3       $   (6.1)       $  345.1

Options exercised, including tax
    benefit of $4.0 million                     862           13.9             --             --            13.9
Comprehensive income (loss) -- note 4
     Currency translation adjustment             --             --             --           (1.6)           (1.6)
     Unrealized losses on cash flow hedges       --             --             --           (0.5)           (0.5)
     Net income                                  --             --           44.8             --            44.8
                                         --------------------------------------------------------------------------
Balance at July 3, 2004                      71,121       $  281.8       $  128.1       $   (8.2)       $  401.7
                                         ==========================================================================

           The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited


                                                 For the three months ended                 For the six months ended
                                            --------------------------------------    -------------------------------------
                                               JULY 3, 2004        JUNE 28, 2003         JULY 3, 2004       JUNE 28, 2003
                                            -----------------    -----------------    -----------------   -----------------
OPERATING ACTIVITIES

Net income                                     $      29.4         $       24.6         $       44.8        $        35.1
Depreciation and amortization                         15.0                 12.8                 30.0                 24.9
Amortization of financing fees                         0.1                  0.4                  0.3                  1.3
Deferred income taxes                                  4.6                  4.4                  4.3                  6.5
Minority interest                                      1.2                  0.7                  2.2                  1.3
Equity loss                                            0.1                   --                  0.2                  0.1
Other non-cash items                                   0.3                 (0.7)                 0.6                 (0.4)
Net change in non-cash working capital --
   note 11                                           (52.7)               (18.1)               (65.4)               (19.8)
                                              ------------         ------------          -----------         ------------
Cash provided by (used in) operating
   activities                                         (2.0)                24.1                 17.0                 49.0
                                              ------------         ------------          -----------         ------------

INVESTING ACTIVITIES

Additions to property, plant and equipment           (11.1)               (17.8)               (22.4)               (27.9)
Acquisitions and equity investments                     --                 (0.2)               (17.7)                (0.5)
Other investing activities                             3.3                  0.1                  3.1                  0.1
                                              ------------         ------------          -----------         ------------

Cash used in investing activities                     (7.8)               (17.9)               (37.0)               (28.3)
                                              ------------         ------------          -----------         ------------

FINANCING ACTIVITIES
Payments of long-term debt                            (0.3)               (15.4)                (2.5)               (53.4)
Issue of long-term debt                                 --                  3.7                   --                  3.7
Short-term borrowings                                  4.3                  2.6                  6.4                 24.3
Distributions to subsidiary minority
   shareowner                                         (1.0)                (0.5)                (2.2)                (1.7)
Issue of common shares                                 7.7                  4.6                  9.9                  5.7
Other financing activities                            (0.1)                (0.2)                (0.2)                (0.2)
                                              ------------         ------------          -----------         ------------
Cash provided by (used in) financing
   activities                                         10.6                 (5.2)                11.4                (21.6)
                                              ------------         ------------          -----------         ------------
Effect of exchange rate changes on cash               (0.2)                (0.1)                (0.2)                (0.1)
                                              ------------         ------------          -----------         ------------
NET INCREASE (DECREASE) IN CASH                        0.6                  0.9                 (8.8)                (1.0)

CASH, BEGINNING OF PERIOD                              9.0                  1.4                 18.4                  3.3
                                              ------------         ------------          -----------         ------------
CASH, END OF PERIOD                           $        9.6         $        2.3          $       9.6         $        2.3
                                              ------------         ------------          -----------         ------------

                       The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 1 -- BASIS OF PRESENTATION

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

Material recognition, measurement, and presentation difference between U.S. GAAP and Canadian GAAP are disclosed in note 16.

NOTE 2 -- BUSINESS SEASONALITY

Cott's operating results for the three and six month periods ended July 3, 2004 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.

NOTE 3 -- INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:



                                            For the three months ended          For the six months ended
                                            --------------------------         --------------------------
                                             JULY 3,          JUNE 28,          JULY 3,          JUNE 28,
                                              2004              2003             2004              2003
                                            --------          --------         --------          --------
                                          (in millions of U.S. dollars)      (in millions of U.S. dollars)
Income tax provision based on
  Canadian statutory rates                  $  (15.2)         $  (13.3)        $  (23.5)         $  (19.1)
Foreign tax rate differential                     --               0.5              0.2               1.3
Manufacturing and processing
  deduction                                       --               0.1               --               0.1
Non-deductible and other items                   0.6               0.3              0.4              (0.1)
                                            --------          --------         --------          --------
                                            $  (14.6)         $  (12.4)        $  (22.9)         $  (17.8)
                                            ========          ========         ========          ========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 4 -- COMPREHENSIVE INCOME


                                            For the three months ended          For the six months ended
                                            --------------------------         --------------------------
                                             JULY 3,          JUNE 28,          JULY 3,          JUNE 28,
                                              2004              2003             2004              2003
                                            --------          --------         --------          --------
                                          (in millions of U.S. dollars)      (in millions of U.S. dollars)

Net income                                  $   29.4          $   24.6         $   44.8          $   35.1

Foreign currency translation gain
    (loss)                                      (0.9)             13.5             (1.6)             18.8
Unrealized losses on cash flow
    hedges                                      (0.5)               --             (0.5)               --
                                            --------          --------         --------          --------
                                            $   28.0          $   38.1         $   42.7          $   53.9
                                            ========          ========         ========          ========


NOTE 5 -- NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect that would occur if in-the-money stock options were exercised.

The following table reconciles the basic weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding:



                                            For the three months ended          For the six months ended
                                            --------------------------         --------------------------
                                             JULY 3,          JUNE 28,          JULY 3,          JUNE 28,
                                              2004              2003             2004              2003
                                            --------          --------         --------          --------
                                                  (in thousands)                     (in thousands)
Weighted average number of shares
    outstanding -- basic                      70,926            69,189           70,658            68,913
Dilutive effect of stock options               1,307             1,427            1,380             1,674
                                            --------          --------         --------          --------
Adjusted weighted average number
    of shares outstanding -- diluted          72,233            70,616           72,038            70,587
                                            ========          ========         ========          ========



At July 3, 2004, options to purchase 2,500 shares (1,080,150 -- June 28, 2003) of common stock at an exercise price of $43.64 Canadian per share ($30.67 Canadian -- June 28, 2003) were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock.

As of July 3, 2004, Cott had 71,121,028 common shares and 4,545,757 common share options outstanding. Of the common share options outstanding, 1,485,007 options were exercisable as of July 3, 2004.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 6 -- INVENTORIES

                                                                 JULY 3,          JANUARY 3,
                                                                  2004               2004
                                                                ---------        ------------
                                                                (In millions of U.S. dollars)
Raw materials                                                     $ 52.7             $37.7
Finished goods                                                      64.2              46.8
Other                                                               12.4               9.9
                                                                  ------             -----
                                                                  $129.3             $94.4
                                                                  ======             =====

NOTE 7 -- DERIVATIVE FINANCIAL INSTRUMENTS

In 2004, Cott entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and British pound attributable to certain forecasted U.S. dollar raw material purchases of the Canada and U.K. and Europe business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and British pound and mature at various dates through to December 29, 2004. Cott's payment for the foreign exchange options is included in prepaid and other expenses.

Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid and other expenses are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At July 3, 2004, the fair value of the options was $0.5 million and $0.5 million unrealized loss has been recorded in comprehensive income.

NOTE 8 -- PROPERTY, PLANT AND EQUIPMENT

                                                                 JULY 3,          JANUARY 3,
                                                                  2004               2004
                                                                ---------        ------------
                                                                (In millions of U.S. dollars)
Cost                                                              $567.6            $552.7
Accumulated depreciation                                          (243.8)           (238.4)
                                                                  ------            ------
                                                                  $323.8            $314.3
                                                                  ======            ======

NOTE 9 -- GOODWILL

                                            For the three months ended         For the six months ended
                                            --------------------------         ------------------------
                                            JULY 3,          JUNE 28,          JULY 3,         JUNE 28,
                                              2004             2003             2004             2003
                                            --------         ---------         -------         --------
                                               (In millions of U.S.               (In millions of U.S.
                                                     dollars)                          dollars)
Balance at beginning of period               $81.2             $78.9            $81.6           $77.0
Acquisitions                                    --                --               --             0.7
Foreign exchange                              (0.2)              1.7             (0.6)            2.9
                                             -----             -----            -----           -----
Balance at end of period                     $81.0             $80.6            $81.0           $80.6
                                             =====             =====            =====           =====

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 10 -- INTANGIBLES AND OTHER ASSETS


                                           JULY 3, 2004                                  JANUARY 3, 2004
                            --------------------------------------------   ------------------------------------------
                                 COST       ACCUMULATED        NET               COST       ACCUMULATED        NET
                                            AMORTIZATION                                    AMORTIZATION
                            -------------- --------------- -------------   --------------- --------------- ----------
                                   (in millions of U.S. dollars)                  (in millions of U.S. dollars)
INTANGIBLES

Not subject to
    amortization
Rights                      $     80.4     $         --    $     80.4      $      80.4     $        --     $     80.4
                            ----------     ------------    ----------      -----------     -----------     ----------
Subject to amortization

Customer relationships           159.6             26.1         133.5            157.9            20.8          137.1
Trademarks                        26.6              6.3          20.3             25.8             5.5           20.3
Other                              3.5              0.5           3.0              3.6             0.3            3.3
                            ----------     ------------    ----------      -----------     -----------     ----------
                                 189.7             32.9         156.8            187.3            26.6          160.7
                            ----------     ------------    ----------      -----------     -----------     ----------
                                 270.1             32.9         237.2            267.7            26.6          241.1
                            ----------     ------------    ----------      -----------     -----------     ----------
OTHER ASSETS
Financing costs                    5.6              4.3          1.3               5.6             3.9            1.7
Other                              4.2              1.2          3.0               3.9             0.9            3.0
                            ----------     ------------    ----------      -----------     -----------     ----------
                                   9.8              5.5          4.3               9.5             4.8            4.7
                            ----------     ------------    ----------      -----------     -----------     ----------
                            $    279.9     $       38.4    $    241.5      $     277.2     $      31.4     $    245.8
                            ==========     ============    ==========      ===========     ===========     ==========

Amortization expense of intangible assets was $6.3 million for the period ended July 3, 2004 ($5.0 million -- June 28, 2003). The amortization expense for intangible assets is estimated at about $12.6 million per year for the next five years.

NOTE 11 -- NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:



                                            For the three months ended          For the six months ended
                                            --------------------------         --------------------------
                                             JULY 3,          JUNE 28,          JULY 3,          JUNE 28,
                                              2004              2003             2004              2003
                                            --------          --------         --------          --------
                                          (in millions of U.S. dollars)      (in millions of U.S. dollars)

Decrease (increase) in accounts
   receivable                               $  (49.7)         $  (36.6)        $  (68.8)         $  (32.3)
Decrease (increase) in inventories              (9.4)             (3.4)           (33.8)            (11.9)
Decrease (increase) in prepaid and
   other expenses                               (3.3)              2.2             (4.3)              1.8
Increase (decrease) in accounts payable
   and accrued liabilities                       9.7              19.7             41.5              22.6
                                            --------          --------         --------          --------
                                            $  (52.7)         $  (18.1)        $  (65.4)         $  (19.8)
                                            ========          ========         ========          ========

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 12 -- STOCK OPTION PLANS

Pursuant to the SFAS No. 123, Accounting for Stock-Based Compensation, Cott has elected to account for its employee stock option plan under APB opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, compensation expense is measured as the excess, if any, of the market value of Cott common stock at the award date over the amount the employee must pay for the stock (exercise price). Cott's policy is to award stock options with an exercise price equal to the closing price of Cott's common stock on the Toronto Stock Exchange on the last trading day immediately before the date of award, and accordingly, no compensation expense has been recognized for stock options issued under these plans. Had compensation expense for the plans been determined based on the fair value at the grant date consistent with SFAS No. 123, Cott's net income and net income per common share would have been as follows:


                                              For the three months ended                   For the six months ended
                                        ----------------------------------------    ---------------------------------------
                                               JULY 3,             JUNE 28,               JULY 3,             JUNE 28,
                                                2004                 2003                  2004                 2003
                                        -------------------   ------------------    ------------------    -----------------
                                         (in millions of U.S. dollars, except        (in millions of U.S. dollars, except
                                                  per share amounts)                          per share amounts)
     NET INCOME
         As reported                               $ 29.4              $ 24.6                 $ 44.8              $ 35.1
         Compensation expense                        (2.3)               (1.4)                  (4.0)               (2.9)
         Pro forma                                   27.1                23.2                   40.8                32.2
     NET INCOME PER SHARE -- BASIC
         As reported                                 0.41                0.36                   0.63                0.51
         Pro forma                                   0.38                0.34                   0.58                0.47
     NET INCOME PER SHARE -- DILUTED
         As reported                                 0.41                0.35                   0.62                0.50
         Pro forma                                   0.38                0.33                   0.57                0.46

The pro forma compensation expense has been tax effected to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                                                 JULY 3, 2004        JUNE 28, 2003
                                                                              ----------------    -----------------
         Risk-free interest rate                                                 3.3% -- 3.9%         3.9% -- 4.3%
         Average expected life (years)                                                      4                    4
         Expected volatility                                                            45.0%                45.0%
         Expected dividend yield                                                           --                   --

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 13 -- ACQUISITIONS

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

The purchase price was allocated as follows based on the fair values of the net assets:


                                                                       JULY 3, 2004
                                                                -------------------------
                                                                   (in millions of U.S.
                                                                         dollars)
Current assets                                                          $   2.6
Property, plant & equipment                                                14.8
Customer relationships                                                      1.7
Trademark                                                                   0.8
                                                                         ------
                                                                           19.9
                                                                         ------
Current liabilities                                                         2.2
                                                                         ------
                                                                         $ 17.7
                                                                         ======

NOTE 14 -- CONTINGENCIES

Cott is subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on Cott's financial position or results from operations.

NOTE 15 -- SEGMENT REPORTING

Cott produces, packages and distributes retailer brand and branded bottled and canned beverages to regional and national grocery, mass-merchandise and wholesale chains in the United States, Canada, the United Kingdom & Europe and International. The International segment includes the Mexican business and the Royal Crown International business. The concentrate assets, sales and related expenses have been included in the Corporate & Other segment.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 15 -- SEGMENT REPORTING (continued)

BUSINESS SEGMENTS


FOR THE THREE MONTHS                                       UNITED
        ENDED                UNITED                       KINGDOM &                        CORPORATE
    JULY 3, 2004             STATES         CANADA         EUROPE        INTERNATIONAL      & OTHER          TOTAL
------------------------  ------------  --------------  -------------  -----------------  -------------  --------------
                                                        (in millions of U.S. dollars)
External sales               $ 340.4        $ 54.9           $ 51.7          $ 16.1           $ 0.6         $ 463.7
Intersegment sales               --            6.3              --               --            (6.3)             --
Depreciation and
   amortization                 10.1           2.2              2.1              --             0.6             15.0
Operating income (loss)         39.9           6.3              3.8              3.7           (1.8)            51.9
Property, plant and
   equipment                   182.0          54.5             67.3              9.5           10.5            323.8
Goodwill                        49.9          21.5              --               4.5            5.1             81.0
Intangibles and other
   assets                      159.7          (1.4)             --               1.0           82.2            241.5
Total assets                   598.0         137.3            143.0             80.5           60.2          1,019.0

Additions to property,
   plant and equipment           7.1           0.9              1.0              0.3            1.8             11.1
------------------------  ------------  --------------  -------------  -----------------  -------------  --------------




 FOR THE THREE MONTHS                                      UNITED
         ENDED               UNITED                       KINGDOM &                        CORPORATE
     JUNE 28, 2003           STATES         CANADA         EUROPE        INTERNATIONAL      & OTHER          TOTAL
------------------------  ------------  --------------  -------------  -----------------  -------------  --------------
                                                        (in millions of U.S. dollars)

External sales               $ 278.0        $ 55.7           $ 43.6          $ 10.5           $ 0.3         $ 388.1
Intersegment sales               --           15.2              --              --            (15.2)             --
Depreciation and
   amortization                  8.2           2.3              1.8             0.1             0.4             12.8
Operating income (loss)         35.7           6.1              3.0             1.9            (1.5)            45.2

Property, plant and
   equipment (as of
   January 3, 2004)            169.3          59.1             67.8             9.5             8.6            314.3
Goodwill (as of
   January 3, 2004)             49.9          22.0              --              4.6             5.1             81.6
Intangibles and other
   assets (as of
   January 3, 2004)            163.2          (1.0)             --              1.0            82.6            245.8
Total assets (as of
   January 3, 2004)            514.9         130.3            126.7            77.6            59.3            908.8

Additions to property,
   plant and equipment           6.7           1.6              1.8             5.0             2.7             17.8
------------------------  ------------  --------------  -------------  -----------------  -------------  --------------


COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Unaudited

NOTE 15 -- SEGMENT REPORTING (continued)

                                                                      UNITED
             FOR THE SIX MONTHS                                      KINGDOM
                   ENDED                        UNITED                  &                         CORPORATE
                JULY 3, 2004                    STATES     CANADA     EUROPE     INTERNATIONAL     & OTHER     TOTAL
---------------------------------------------------------------------------------------------------------------------
                                                                    (in millions of U.S. dollars)
External sales                                  $613.5     $94.7      $94.4          $30.8          $ 1.2      $834.6
Intersegment sales                                  --      12.0         --             --          (12.0)         --
Depreciation and
  amortization                                    19.9       4.3        4.1            0.6            1.1        30.0
Operating income
  (loss)                                          71.0       6.7        5.4            6.4           (5.9)       83.6
Property, plant and
  equipment                                      182.0      54.5       67.3            9.5           10.5       323.8
Goodwill                                          49.9      21.5         --            4.5            5.1        81.0
Intangibles and
  other assets                                   159.7      (1.4)        --            1.0           82.2       241.5
Total assets                                     598.0     137.3      143.0           80.5           60.2     1,019.0
Additions to
  property, plant and
  equipment                                       13.8       1.9        2.2            0.8            3.7        22.4
---------------------------------------------------------------------------------------------------------------------

                                                                      UNITED
             FOR THE SIX MONTHS                                      KINGDOM
                   ENDED                        UNITED                  &                         CORPORATE
                JUNE 28, 2003                   STATES     CANADA     EUROPE     INTERNATIONAL     & OTHER     TOTAL
---------------------------------------------------------------------------------------------------------------------
                                                                    (in millions of U.S. dollars)
External sales                                  $504.6     $87.5      $73.1          $17.7          $ 0.5      $683.4
Intersegment sales                                  --      26.2         --             --          (26.2)         --
Depreciation and
  amortization                                    16.4       4.1        3.5            0.2            0.7        24.9
Operating income
  (loss)                                          61.2       6.9        2.7            3.2           (4.0)       70.0
Property, plant and
  equipment (as of
  January 3, 2004)                               169.3      59.1       67.8            9.5            8.6       314.3
Goodwill (as of
  January 3, 2004)                                49.9      22.0         --            4.6            5.1        81.6
Intangibles and
  other assets (as of
  January 3, 2004)                               163.2      (1.0)        --            1.0           82.6       245.8
Total assets (as of
  January 3, 2004)                               514.9     130.3      126.7           77.6           59.3       908.8
Additions to
  property, plant and
  equipment                                        9.3       2.2        2.5            9.1            4.8        27.9
---------------------------------------------------------------------------------------------------------------------

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 15 -- SEGMENT REPORTING (continued)

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the six months ended July 3, 2004, sales to one major customer accounted for 40% (June 28, 2003 -- 42%) of Cott's total sales.

Revenues by geographic area are as follows:



                                            For the three months ended          For the six months ended
                                            --------------------------         --------------------------
                                             JULY 3,          JUNE 28,          JULY 3,          JUNE 28,
                                              2004              2003             2004              2003
                                            --------          --------         --------          --------
                                          (in millions of U.S. dollars)      (in millions of U.S. dollars)

United States                               $  347.2          $  283.0         $  626.7          $  513.7
Canada                                          54.9              55.7             94.7              87.5
United Kingdom                                  49.5              41.9             90.5              69.9
Other Countries                                 12.1               7.5             22.7              12.3
                                            --------          --------         --------          --------
                                            $  463.7          $  388.1         $  834.6          $  683.4
                                            ========          ========         ========          ========

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:


                                                           JULY 3, 2004         JANUARY 3, 2004
                                                          --------------        ---------------
                                                              (in millions of U.S. dollars)
   United States                                              $491.9                $481.4
   Canada                                                       76.6                  81.9
   United Kingdom                                               67.3                  67.8
   Other countries                                              10.5                  10.6
                                                              ------                ------
                                                              $646.3                $641.7
                                                              ======                ======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 16 -- DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES

These consolidated financial statements have been prepared in accordance with U.S. GAAP which differ in certain respects from those principles and practices that Cott would have followed had its consolidated financial statements been prepared in accordance with Canadian GAAP.

(a) Under U.S. GAAP, Cott has elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $4.0 million, $3.1 million net of tax of $0.9 million, was recorded in the first six months of 2004 and $5.6 million was charged to opening retained earnings as at January 3, 2004, as this policy was adopted on a prospective basis with no restatement of comparative figures. Contributed surplus of $10.3 million was recorded to reflect the charge for unexercised options and share capital of $1.0 million was recorded to reflect the options exercised.

(b) Under U.S. GAAP, costs of start-up activities and organization costs are expensed as incurred. Under Canadian GAAP these costs, if they meet certain criteria, can be capitalized and amortized over the future benefit period.

(c) Under U.S. GAAP, the adoption of the U.S. dollar in 1998 as the presentation and reporting currency was implemented retroactively, such that prior period financial statements are translated under the current rate method using the foreign exchange rates in effect on those dates. Under Canadian GAAP, the change in presentation and reporting currency was implemented by translating all prior year financial statement amounts at the foreign exchange rate on January 31, 1998. As a result, there is a difference in the share capital, deficit and cumulative translation adjustment amounts under Canadian GAAP as compared to U.S. GAAP.

(d) Under U.S. GAAP, changes in the fair value of derivative instruments of cash flow hedges are recorded in other comprehensive income. Under Canadian GAAP, these changes in fair value are recorded as a hedging asset. Accordingly, the unrealized losses on cash flow hedges of $0.5 million have been reclassified from other comprehensive income to prepaid and other expenses.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 16. -- DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)


Under Canadian GAAP, these differences would have been reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of shareowners' equity and consolidated statements of cash flow as follows:


                                                 JULY 3, 2004                              JANUARY 3, 2004
                                    ----------------------------------------    ---------------------------------------
                                       U.S. GAAP           CANADIAN GAAP           U.S. GAAP          CANADIAN GAAP
                                    -----------------    -------------------     ---------------    -------------------
CONSOLIDATED BALANCE SHEETS              (in millions of U.S. dollars)               (in millions of U.S. dollars)

Prepaid and other expenses (d)          $     9.2              $     9.7                $    5.5            $    5.5
Property, plant & equipment (b)             323.8                  324.4                   314.3               315.1
Goodwill (b)                                 81.0                   81.5                    81.6                82.1
Total assets                              1,019.0                1,020.6                   908.8               910.1

Deferred income taxes (a),(b)                45.4                   43.3                    40.5                41.1
Total liabilities and minority
   interest                                 617.3                  615.2                   563.7               564.3

Capital stock (a),(c)                       281.8                  253.5                   267.9               238.6
Contributed Surplus (a)                       --                    10.3                     --                  --
Retained earnings (a),(c)                   128.1                  106.9                    83.3                70.9
Cumulative translation adjustment (c)        (7.7)                  34.7                    (6.1)               36.3
Unrealized losses on cash flow
   hedges (d)                                (0.5)                   --                      --                  --
Total shareowners' equity                   401.7                  405.4                   345.1               345.8



                                            Income reconciliation for the              Income reconciliation for the
                                                  three months ended                          six months ended
                                          -----------------------------------      ------------------------------------
                                               JULY 3,            JUNE 28,               JULY 3,            JUNE 28,
                                                2004                2003                  2004                2003
                                        -----------------    -------------------     ---------------    ---------------
CONSOLIDATED STATEMENTS OF INCOME             (in millions of U.S. dollars)              (in millions of U.S. dollars)

Net income under U.S. GAAP                       $ 29.4              $ 24.6                $ 44.8              $ 35.1
Cost of sales (b)                                  (0.1)               (0.1)                 (0.2)               (0.2)
Stock compensation expense (a)                     (2.4)                --                   (4.0)                --
Recovery of income taxes (a),(b)                    0.6                 0.1                   1.0                 0.1
                                        -----------------    -------------------     ---------------    ---------------


Net income under Canadian GAAP                   $ 27.5              $ 24.6                $ 41.6               $ 35.0
                                        =================    ===================     ===============    ===============

Basic income per common share,
    Canadian GAAP                                $ 0.39              $ 0.36                $  0.59              $ 0.51
Diluted income per common share,
    Canadian GAAP                                $ 0.38              $ 0.35                $  0.58              $ 0.50

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 16. -- DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING
            PRINCIPLES AND PRACTICES (continued)





                                           Cash flow reconciliation for the         Cash flow reconciliation for the
                                                  three months ended                        six months ended
                                          -----------------------------------      ------------------------------------
                                              JULY 3,              JUNE 28,               JULY 3,            JUNE 28,
                                                2004                 2003                  2004                2003
                                            ----------           ------------          -----------         -----------
CONSOLIDATED STATEMENTS OF CASH FLOWS       (in millions of U.S. dollars)             (in millions of U.S. dollars)

Cash provided by (used in) operating
   activities U.S. GAAP                       $ (2.0)               $ 24.1                 $ 17.0              $ 49.0
Net income (a),(b)                              (1.9)                   --                   (3.2)               (0.1)
Depreciation & amortization (b)                  0.1                   0.1                    0.2                 0.2
Deferred income taxes (a),(b)                   (0.6)                 (0.1)                  (1.0)               (0.1)
Other non-cash items (a)                         2.4                    --                    4.0                  --
                                              ------                ------                 ------              ------

Cash provided by (used in) operating
   activities Canadian GAAP                   $ (2.0)               $ 24.1                 $ 17.0              $ 49.0
                                              ======                ======                 ======              ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cott Corporation is the leading supplier of premium quality retailer brand carbonated soft drinks in the United States, Canada and the United Kingdom.

RESULTS OF OPERATIONS

Cott reported net income of $29.4 million or $0.41 per diluted share for the second quarter ended July 3, 2004, up 20% as compared with $24.6 million, or $0.35 per diluted share, for the second quarter of 2003. For the first half of 2004, net income increased 28% to $44.8 million or $0.62 per diluted share, from $35.1 million or $0.50 per diluted share in the same period last year.

SALES -- Sales were up 19% to $463.7 million in the second quarter of 2004 compared to $388.1 million for the second quarter of 2003. Excluding acquisitions sales increased 15% from the same period last year. In December 2003, Cott acquired the retailer brand beverage business of Quality Beverage Brands, L.L.C. ("QBB") located in North Carolina and in March 2004 Cott acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC ("Cardinal") located in Kentucky, which, together, added $17.8 million in the aggregate to sales for the second quarter of 2004. Excluding the impact of the acquisitions and foreign exchange rates, sales increased 13% compared to the second quarter of 2003.

Total 8oz equivalent case volume was 328.6 million cases in the second quarter of 2004, up 23% from 267.3 million cases in the second quarter of 2003. Excluding acquisitions and concentrate sales, volume was 237.6 million 8oz equivalent cases up 14% compared to the second quarter of 2003. The acquisitions contributed 9.2 million 8oz equivalent cases to sales volume in the second quarter of 2004. The sale of concentrates is a high volume but low dollar component of Cott's overall sales.

Sales for the first half of 2004 increased to $834.6 million, 22% higher than the same period last year and up 15% when the impact of acquisitions and foreign exchange rates are excluded. The QBB and Cardinal acquisitions contributed $30.0 million to sales for the first half of 2004.

Total 8oz equivalent case volume was 598.7 million cases for the first half of 2004, up 26% from 475.4 million cases in the first half of 2003. Excluding acquisitions and concentrate sales, volume was 430.6 million 8oz equivalent cases for the first half of 2004, an increase of 15% compared to the first half of 2003. The acquisitions contributed 15.8 million 8oz equivalent cases to sales volume in the first half of 2004.

Sales in the U.S. during the second quarter of 2004 increased to $340.4 million, up 22% from $278.0 million in the second quarter of 2003. Excluding the QBB and Cardinal acquisitions, sales increased 16% for the quarter. In the first half of 2004, sales of $613.5 million grew by 22% compared with the first half of 2003. Excluding the acquisitions, sales in the first half of 2004 increased 16% as compared to the first half of 2003. The increase in sales for both the quarter and the first half of the year was primarily driven by a higher volume of carbonated soft drink sales with existing customers.

Sales in Canada were $54.9 million for the second quarter of 2004, down 1% from $55.7 million in the second quarter of 2003 and down 5% excluding the impact of foreign exchange rates. The decrease in sales for the quarter is a reflection of an overall carbonated soft drink industry volume decrease in Canada as compared to last year. For the first half of the year, sales of $94.7 million were 8% higher than $87.5 million for the same period last year, and up 1% when the effect of foreign exchange rates is taken into account. The impact of the strengthening of the Canadian dollar was offset by lower sales in the second quarter of 2004.

Sales in the U.K. and Europe of $51.7 million in the second quarter of 2004 increased 19% from $43.6 million in the same period in 2003. Excluding the impact of the strengthened U.K. pound, sales increased 6%. For the first half of 2004, sales of $94.4 million were up 29% from the same period in 2003. Excluding the impact of foreign exchange rates, sales were up 14%. The increase in the second quarter is due primarily to increased business with existing customers. Sales in the first half of 2004 were also impacted by new business gained in the second quarter of 2003, which contributed approximately $5.6 million to sales in the first quarter of 2004.

The International business unit includes Mexico, Royal Crown International and the Asia business. Sales by this business unit were $16.1 million for the second quarter of 2004, up 53% from $10.5 million in the second quarter of 2003. For the first half of the year, sales of $30.8 million were 74% higher than $17.7 million for the same period last year. Much of the growth for this business unit is attributable to Mexico, which accounted for $4.1 million of the increase in the second quarter and $9.7 million of the increase in the first half of 2004. The increase in sales for Mexico is due to growth in retailer brand sales with existing customers and higher non-supermarket channel sales.

GROSS PROFIT -- Gross profit for the second quarter of 2004 was $85.5 million, or 18.4% of sales, down from 19.8% of sales in the second quarter of 2003. Gross profit in the first half of 2004 was $155.9 million, or 18.7% of sales, compared to gross profit of $133.3 million, or 19.5% of sales, in the first half of 2003. The decrease for both the quarter and the first half of the year was a consequence of higher input costs, combined with the impact of excess logistics costs resulting from higher than projected volume in the U.S. These logistics costs included additional co-pack fees, inter-plant shipping costs and customer freight.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A was $34.1 million for the second quarter of 2004, an increase of $1.6 million, or 5%, from $32.5 million for the second quarter of 2003. For the first six months of 2004, SG&A of $72.8 million was $8.7 million, or 14%, higher than the same period in 2003. In the first quarter of 2004, Cott recorded a $2.3 million provision against an export receivable in Canada, which was included in SG&A. The impact of foreign exchange rates in the U.K. and Canada business segments accounted for $1.9 million of the increase in the first half of the year and $0.5 million of the second quarter increase. The remaining increase was due to increased costs incurred to meet Cott's growing business needs. As a percentage of sales, SG&A declined to 7.4% during the second quarter of 2004, down from 8.4% for the same period last year and to 8.7%, down from 9.4% in the first half of the year.

In the second quarter of 2004, Cott signed a ten year information technology contract with CGI Group Inc. ("CGI"). The contract is valued at approximately $155 million over the ten year term.

INCOME TAXES -- Cott recorded an income tax provision of $14.6 million for the second quarter and $22.9 million for the first half of 2004 as compared with $12.4 million and $17.8 million, respectively, for the same periods last year. For the first half of 2004, the overall effective tax rate was 33.7%, which is consistent with the same period last year.

FINANCIAL CONDITION -- Cash used in operating activities for the first half of 2004 was $5.4 million, after capital expenditures of $22.4 million, as compared to the first half of 2003 in which cash provided by operating activities was $21.1 million, after capital expenditures of $27.9 million. Cash from operations decreased due to a decrease in the net change in working capital of $45.6 million primarily related to volume growth in the U.S.

Cash decreased $8.8 million in the first half of 2004 to $9.6 million.

INVESTING ACTIVITIES -- In March 2004, Cott acquired certain of the assets of Cardinal, including a bottling facility. The acquisition is expected to add approximately $12 million a year in carbonated soft drink sales and additional manufacturing capacity to support Cott's growing demand for retailer branded beverages.

The total purchase price for the acquisition was $17.7 million, including estimated acquisition costs of $0.3 million. The acquisition was funded from cash flow from operations and short-term borrowings.

CAPITAL EXPENDITURES -- Capital expenditures for the first six months of 2004 were $22.4 million compared with $27.9 million in the same period last year. Major expenditures through the first half of 2004 included $17.1 million on manufacturing equipment and plates and film, primarily in the U.S., to meet the needs of Cott's growing business and $2.9 million on information technology improvements. Subsequent to the end of the second quarter of 2004, Cott announced plans to build a new beverage manufacturing facility in Dallas Fort Worth, Texas. Cott expects to commence construction in the third quarter of 2004 and anticipates that the plant will be ready for full production by the fourth quarter of 2005. Cott expects capital expenditures for 2004 to be approximately $65.0 million.

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

Cott's current credit facilities provide maximum credit of $152.5 million. At July 3, 2004, approximately $50.2 million of the committed revolving credit facility in the U.S. and Canada and $22.7 million of the demand revolving credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facilities was 3.17% as of July 3, 2004, as compared to 3.1% as of January 3, 2004.

As of July 3, 2004, Cott's long-term debt totaled $276.9 million as compared with $279.0 million at the end of 2003. At the end of the second quarter of 2004, debt consisted of $269.4 million in 8% senior subordinated notes with a face value of $275 million and $7.5 million of other debt.

OUTSTANDING SHARE DATA -- As of July 3, 2004, Cott had 71,121,028 common shares and 4,545,757 common share options outstanding. Of the common share options outstanding, 1,485,007 options were exercisable as of July 3, 2004.

CANADIAN GAAP -- Under Canadian GAAP, in the first six months of 2004, Cott reported net income of $41.6 million and total assets of $1,020.6 million compared to net income and total assets under U.S. GAAP of $44.8 million and $1,019.0 million, respectively, in the first six months of 2004.

The main U.S./Canadian GAAP difference in the first six months of 2004 was the accounting of stock options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $2.4 million, $1.9 million after tax of $0.5 million, was recorded in the second quarter of 2004, compensation expense of $4.0 million, $3.1 million after tax of $0.9 million, was recorded in the first half of 2004 and $5.6 million was charged to opening retained earnings as this policy was adopted on a prospective basis. Under U.S. GAAP, Cott has elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options.

There were no material U.S./Canadian GAAP differences for the first six months of 2003.

OUTLOOK -- Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. While the carbonated soft drink industry continues to experience slow volume growth, the retailer brand segment is experiencing significant positive growth, especially in the U.S. However, as there is intense price competition from heavily promoted global and regional brands in the beverage industry, Cott's major opportunity for growth depends on management's execution of its strategies and on retailers' continued commitment to their retailer brand soft drink programs.

In 2004, Cott intends to continue to strive to expand the business through growing sales with existing customers and the pursuit of new customers and channels and through new acquisitions and alliances. Cott is not able to accurately predict the success or timing of such efforts. As of the date of this report, sales are expected to grow between 15% and 18% for 2004 and earnings per diluted share are expected to be between $1.23 and $1.27 for the year. The majority of this growth is anticipated to come from the U.S., Canada and the U.K. and is expected to be achieved through increased sales with existing customers. Along with sales growth from major customers, management also believes there are significant opportunities for growth of the U.S. business unit as retailer brand penetration in the U.S. market is not currently as high as in other markets. The Canadian business unit intends to focus on innovation and entry into new channels, such as convenience stores and gas and food service. The U.K. business unit will continue to focus on innovation as a way of creating new sales opportunities. Cott also believes that significant growth opportunities exist in Mexico. Mexico has a population of approximately 100 million and it is second only to the United States in per-capita consumption of soft drinks.

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

Sales to Cott's top customer (Wal-Mart Stores, Inc.) in the first six months of 2004 and 2003 accounted for 40% and 42%, respectively, of Cott's total sales. Sales to the top ten customers in the first six months of 2004 and 2003 accounted for 68% and 72%, respectively, of Cott's total sales. The loss of any significant customer, or customers which in the aggregate represent a significant portion of Cott's sales, could have a material adverse effect on the Company's operating results and cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A: Quantitative and Qualitative Disclosures about Market Risk described in Cott's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and to Item 3: Quantitative and Qualitative Disclosures about Market Risk found in Cott's Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

In the first half of 2004, Cott entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and British pound attributable to certain forecasted U.S. dollar raw material purchases of the Canada and U.K. and Europe business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rate per Canadian dollar and British pound and mature at various dates through to December 29, 2004. Cott's payment for the foreign exchange options is included in prepaid and other expenses.

The instruments are cash flow hedges under SFAS No. 133; accordingly changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid and other expenses are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At July 3, 2004, the fair value of the options was $0.5 million and $0.5 million unrealized loss has been recorded in other comprehensive income. See "Note 7 Derivative Financial Instruments."

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

                           PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in Cott's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and Cott's Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual and Special Meeting of the Cott's Shareholders was held on April 27, 2004.

(b)  The meeting was held to consider and vote on the following matters:

     ---------------------------------------------------------------------------------------------
              MATTERS SUBMITTED TO A VOTE               FOR              AGAINST/       BROKER
                                                                         WITHHELD      NON-VOTES
     ---------------------------------------------------------------------------------------------
     To elect directors for a period of
     one year:

          Colin J. Adair                              54,014,993          1,350,066          --
          W. John Bennett                             55,327,693             37,366          --
          C. Hunter Boll                              53,938,292          1,426,767          --
          Serge Gouin                                 55,145,029            220,030          --
          Thomas M. Hagerty                           30,789,045         24,576,014          --
          Stephen H. Halperin                         55,250,465            114,594          --
          David V. Harkins                            53,937,192          1,427,867          --
          Philip B. Livingston                        55,327,693             37,366          --
          Christine A. Magee                          55,325,393             39,666          --
          John K. Sheppard                            55,251,122            113,937          --
          Donald G. Watt                              53,069,602          2,295,457          --
          Frank E. Weise III                          55,232,296            132,763          --
     ---------------------------------------------------------------------------------------------
     To appoint
     PricewaterhouseCoopers LLP
     as auditors                                      55,349,800              4,960          --
     ---------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------
     To approve Cott's executive
     investment share purchase plan                   51,426,866            592,531      3,318,729
     ---------------------------------------------------------------------------------------------
     To approve amendments to
     Cott's 1986 common share option
     plan                                             31,427,991         20,597,637      3,318,729
     ---------------------------------------------------------------------------------------------


ITEM 6.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

1.   Financial Statement Schedules

     Schedule III -- Consolidating Financial Statements

2.   Exhibits

     Number       Description
     ------       -----------
     3.1          Articles of Incorporation of Cott (incorporated by reference to Exhibit 3.1 to Cott's Form 10-K dated March 31, 2000).

     3.2          By-laws of Cott (incorporated by reference to Exhibit 3.2 to
                  Cott's Form 10-K dated March 8, 2002).

     10.1         (*) Employment Agreement, made as of March 11, 2004, between
                  Cott Corporation and John K. Sheppard (incorporated by reference to Exhibit 10.4 to Cott's Registration Statement on Form S-3, Registration No. 333-112092).

     10.2         (*) Letter Agreement, dated as of April 28, 2004, between
                  Cott Corporation and Frank E. Weise III (incorporated by reference to Exhibit 10.5 to Cott's Registration Statement on Form S-3, Registration No. 333-112092).

     31.1 Certification of the chairman, and chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2004.

     31.2 Certification of the executive vice-president and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended
                  July 3, 2004.

     32.1 Certification of the chairman, and chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2004.

     32.2 Certification of the executive vice-president and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended
                  July 3, 2004.

     (*)          Indicates a management contract or compensatory plan.

In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

3.   Reports on Form 8-K

     1. Cott filed a Current Report on Form 8-K, dated April 20, 2004, furnishing a press release that announced its financial results for the three months ended April 3, 2004.

     2. Cott filed a Current Report on Form 8-K, dated July 22, 2004, announcing the resignations of C. Hunter Boll, Thomas M. Hagerty and David V. Harkins from Cott's Board of Directors as of July 23, 2004 and furnishing a press release that announced its financial results for the three and six months ended July 3, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COTT CORPORATION
                                     (Registrant)


Date: August 10, 2004                /s/ Raymond P. Silcock

                                     Raymond P. Silcock
                                     Executive Vice President &
                                     Chief Financial Officer
                                     (On behalf of the Company)


Date: August 10, 2004                /s/ Tina Dell'Aquila

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

                                                                FOR THE THREE MONTHS ENDED JULY 3, 2004
                                         ----------------------------------------------------------------------------------
                                                              COTT
                                                COTT     BEVERAGES      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                         CORPORATION          INC.   SUBSIDIARIES   SUBSIDIARIES       ENTRIES  CONSOLIDATED
                                         -----------     ---------   ------------  -------------   -----------  ------------
SALES                                        $  61.2       $  316.7       $  13.0       $  82.8       $ (10.0)      $ 463.7
Cost of sales                                   49.6          259.5          10.4          68.7         (10.0)        378.2
                                             -------       --------       -------       -------       -------       -------

GROSS PROFIT                                    11.6           57.2           2.6          14.1          --            85.5
Selling, general and administrative
   expenses                                      9.4           16.4           1.2           7.1          --            34.1

Unusual items                                    --             --            --          (0.5)          --            (0.5)
                                             -------       --------       -------       -------       -------       -------

OPERATING INCOME                                 2.2           40.8           1.4           7.5          --            51.9

Other expense, net                               0.4           --            (0.2)         (0.2)         --            --
Interest expense (income), net                   --             8.4          (1.7)         (0.1)         --             6.6
Minority interest                                --             --            --            1.2          --             1.2
                                             -------       --------       -------       -------       -------       -------

INCOME BEFORE INCOME TAXES AND EQUITY
   INCOME                                        1.8           32.4           3.3           6.6          --            44.1

Income taxes                                    (0.3)         (13.1)         --            (1.2)         --           (14.6)
Equity income                                   27.9            2.8          20.4          --           (51.2)         (0.1)
                                             -------       --------       -------       -------       -------       -------
NET INCOME                                   $  29.4       $   22.1       $  23.7       $   5.4       $ (51.2)      $  29.4
                                             =======       ========       =======       =======       =======       =======


COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                                 FOR THE SIX MONTHS ENDED JULY 3, 2004
                                         ----------------------------------------------------------------------------------
                                                              COTT
                                                COTT     BEVERAGES      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                         CORPORATION          INC.   SUBSIDIARIES   SUBSIDIARIES       ENTRIES  CONSOLIDATED
                                         -----------     ---------   ------------  -------------   -----------  ------------
SALES                                        $ 106.7       $  570.7      $  23.7        $ 151.5      $ (18.0)       $ 834.6
Cost of sales                                   86.8          462.1         19.7          128.1        (18.0)         678.7
                                             -------       --------      -------        -------      -------        -------

GROSS PROFIT                                    19.9          108.6          4.0           23.4         --            155.9
Selling, general and administrative
   expenses                                     23.1           35.1          2.1           12.5         --             72.8
Unusual items                                   --             --           --             (0.5)        --             (0.5)
                                             -------       --------      -------        -------      -------        -------

OPERATING INCOME                                (3.2)          73.5          1.9           11.4         --             83.6

Other expense, net                               0.7            0.1         (0.4)          (0.1)        --              0.3
Interest expense (income), net                  --             16.3         (3.1)          --           --             13.2
Minority interest                               --             --           --              2.2         --              2.2
                                             -------       --------      -------        -------      -------        -------

INCOME BEFORE INCOME TAXES AND EQUITY
   INCOME                                       (3.9)          57.1          5.4            9.3         --             67.9

Income taxes                                     1.5          (22.6)        --             (1.8)        --            (22.9)
Equity income (loss)                            47.2            4.5         36.7           --          (88.6)          (0.2)
                                             -------       --------      -------        -------      -------        -------

NET INCOME                                   $  44.8        $  39.0      $  42.1        $   7.5      $ (88.6)        $ 44.8
                                             =======        =======      =======        =======      =======         ======

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                                        AS OF JULY 3, 2004
                                         ----------------------------------------------------------------------------------
                                                              COTT
                                                COTT     BEVERAGES      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                         CORPORATION          INC.   SUBSIDIARIES   SUBSIDIARIES       ENTRIES  CONSOLIDATED
                                         -----------     ---------   ------------  -------------   -----------  ------------
ASSETS
Current assets
   Cash                                      $  --        $    (2.0)     $    --       $    11.6      $    --       $     9.6
   Accounts receivable                          53.3          129.6          15.2           50.3         (23.8)         224.6
   Inventories                                  22.1           72.9           5.8           28.5           --           129.3
   Prepaid expenses                              2.6            2.5           0.9            3.2           --             9.2
                                             -------       --------      --------       --------      ---------      --------
                                                78.0          203.0          21.9           93.6          (23.8)        372.7
Property, plant and equipment                   51.8          170.7          19.6           81.7           --           323.8
Goodwill                                        20.7           46.0          13.5            0.8           --            81.0
Intangibles and other assets                     1.2          181.0          12.1           47.2           --           241.5
Due from affiliates                             54.4            4.7          96.0          274.9         (430.0)          --
Investments in subsidiaries                    308.4           74.1          41.5           --           (424.0)          --
                                             -------       --------      --------       --------      ---------      --------
                                             $ 514.5       $  679.5      $  204.6       $  498.2      $  (877.8)     $1,019.0
                                             =======       ========      ========       ========      ========-      ========
LIABILITIES
Current liabilities
   Short-term borrowings                     $   2.1       $   76.7      $    1.1       $    4.8     $     --        $   84.7
   Current maturities of long-term debt         --              1.2          --              0.3           --             1.5
   Accounts payable and accrued
      liabilities                               37.1           95.4           9.4           66.6          (23.8)        184.7
                                             -------       --------      --------       --------      ---------      --------
                                                39.2          173.3          10.5           71.7          (23.8)        270.9
Long-term debt                                  --            275.4          --             --             --           275.4
Due to affiliates                               65.3           99.3         210.5           54.9         (430.0)          --
Deferred income taxes                            8.3           31.0          --              6.1           --            45.4
                                             -------       --------      --------       --------      ---------      --------
                                               112.8          579.0         221.0          132.7         (453.8)        591.7
                                             -------       --------      --------       --------      ---------      --------

Minority interest                               --             --            --             25.6            --           25.6

SHAREOWNERS' EQUITY
Capital stock
  Common shares                                281.8          275.8         142.7          451.4         (869.9)        281.8
Retained earnings (deficit)                    128.1         (175.3)       (159.1)         (88.9)         423.3         128.1
Accumulated other comprehensive income
   (loss)                                       (8.2)          --            --            (22.6)          22.6          (8.2)
                                             -------       --------      --------       --------      ---------      --------
                                               401.7          100.5         (16.4)         339.9         (424.0)        401.7
                                             -------       --------      --------       --------      ---------      --------
                                             $ 514.5       $  679.5      $  204.6       $  498.2      $  (877.8)     $1,019.0
                                             =======       ========      ========       ========      =========      ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                                 FOR THE SIX MONTHS ENDED JULY 3, 2004
                                         ----------------------------------------------------------------------------------
                                                              COTT
                                                 COTT     BEVERAGES      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                          CORPORATION          INC.   SUBSIDIARIES   SUBSIDIARIES       ENTRIES  CONSOLIDATED
                                          -----------     ---------   ------------  -------------   -----------  ------------
OPERATING ACTIVITIES
Net income                                     $  44.8       $  39.0       $  42.1       $   7.5       $ (88.6)      $  44.8
Depreciation and amortization                      4.7          15.6           2.9           6.8          --            30.0
Amortization of financing fees                    --             0.3          --            --            --             0.3
Deferred income taxes                             (1.6)          4.2          --             1.7          --             4.3
Minority interest                                 --            --            --             2.2          --             2.2
Equity income (loss), net of
   distributions                                 (47.2)         (2.1)        (36.7)         --            86.2           0.2
Other non-cash items                               0.6          (0.5)         --             0.5          --             0.6
Net change in non-cash working capital
   from continuing operations                    (22.9)        (38.9)         (4.4)          0.8          --           (65.4)
                                               -------       -------       -------       -------       -------       -------
Cash provided by (used in) operating
   activities                                    (21.6)         17.6           3.9          19.5          (2.4)         17.0
                                               -------       -------       -------       -------       -------       -------
INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                      (2.6)        (15.1)         (1.0)         (3.7)         --           (22.4)
Acquisitions and equity investments               --           (17.7)         --            --            --           (17.7)
Advances to affiliates                             3.5          --            (8.1)         --             4.6          --
Investment in subsidiary                          (5.0)         --            --            --             5.0          --
Other                                              0.6           1.9           0.2           0.4          --             3.1
                                               -------       -------       -------       -------       -------       -------
Cash used in investing activities                 (3.5)        (30.9)         (8.9)         (3.3)          9.6         (37.0)
                                               -------       -------       -------       -------       -------       -------
FINANCING ACTIVITIES
Payments of long-term debt                        --            (0.7)         --            (1.8)         --            (2.5)
Short-term borrowings                              2.0           4.5           0.1          (0.2)         --             6.4
Advances from affiliates                          --             8.1          --            (3.5)         (4.6)         --
Distributions to subsidiary minority
   shareowner                                     --            --            --            (2.2)         --            (2.2)
Issue of common shares                             9.9          --             5.0          --            (5.0)          9.9
Dividends paid                                    --            --            --            (2.4)          2.4          --
Other                                             --            --            (0.2)         --            --            (0.2)
                                               -------       -------       -------       -------       -------       -------
Cash provided by (used in) financing
  activities                                      11.9          11.9           4.9         (10.1)         (7.2)         11.4
                                               -------       -------       -------       -------       -------       -------
Effect of exchange rate changes on cash           (0.2)         --            --            --            --            (0.2)
                                               -------       -------       -------       -------       -------       -------
NET INCREASE (DECREASE) IN CASH                  (13.4)         (1.4)         (0.1)          6.1          --            (8.8)
CASH, BEGINNING OF PERIOD                         13.4          (0.6)          0.1           5.5          --            18.4
                                               -------       -------       -------       -------       -------       -------
CASH, END OF PERIOD                            $  --         $  (2.0)      $  --         $  11.6       $  --         $   9.6
                                               =======       =======       =======       =======       =======       =======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                             FOR THE THREE MONTHS ENDED JUNE 28, 2003
                                         ----------------------------------------------------------------------------------
                                                              COTT
                                                COTT     BEVERAGES      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                         CORPORATION          INC.   SUBSIDIARIES   SUBSIDIARIES       ENTRIES  CONSOLIDATED
                                         -----------     ---------   ------------  -------------   -----------  ------------
SALES                                        $  70.8       $  257.8       $  10.8       $  66.6      $ (17.9)      $  388.1
Cost of sales                                   57.9          205.9           8.7          56.6        (17.9)         311.2
                                             -------       --------       -------       -------      -------       --------

GROSS PROFIT                                    12.9           51.9           2.1          10.0         --             76.9
Selling, general and administrative expenses     6.9           18.4           1.6           5.6         --             32.5
Unusual items                                   --             (0.2)         --            (0.6)        --             (0.8)
                                             -------       --------       -------       -------      -------       --------
OPERATING INCOME                                 6.0           33.7           0.5           5.0         --             45.2

Other expense, net                               0.4           --            --             0.5         --              0.9
Interest expense (income), net                  --              8.0          (1.1)         (0.3)        --              6.6
Minority interest                               --             --            --             0.7         --              0.7
                                             -------       --------       -------       -------      -------       --------
INCOME BEFORE INCOME TAXES AND EQUITY
   INCOME                                        5.6           25.7           1.6           4.1         --             37.0

Income taxes                                    (1.6)          (9.8)         --            (1.0)        --            (12.4)
Equity income                                   20.6            1.3          16.7          --          (38.6)          --
                                             -------       --------       -------       -------      -------       --------

NET INCOME                                   $  24.6       $   17.2       $  18.3       $   3.1      $ (38.6)      $   24.6
                                             =======       ========       =======       =======      =======       ========

                                                             FOR THE SIX MONTHS ENDED JUNE 28, 2003
                                         --------------------------------------------------------------------------------
                                                               COTT
                                                 COTT     BEVERAGES      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                          CORPORATION          INC.   SUBSIDIARIES   SUBSIDIARIES       ENTRIES  CONSOLIDATED
                                          -----------     ---------   ------------  -------------   -----------  ------------
SALES                                        $  113.6       $  466.5       $  20.7       $  113.1        (30.5)      $  683.4
Cost of sales                                    95.1          370.5          17.7           97.3        (30.5)         550.1
                                             --------       --------       -------       --------        -----       --------

GROSS PROFIT                                     18.5           96.0           3.0           15.8         --            133.3
Selling, general and administrative expenses     11.9           38.4           2.7           11.1         --             64.1
Unusual items                                    --             (0.2)         --             (0.6)        --             (0.8)
                                             --------       --------       -------       --------        -----       --------

OPERATING INCOME                                  6.6           57.8           0.3            5.3         --             70.0

Other expense, net                                0.9            0.1          --              0.4         --              1.4
Interest expense (income), net                   --             16.8          (2.2)          (0.3)        --             14.3
Minority interest                                --             --            --              1.3         --              1.3
                                             --------       --------       -------       --------        -----       --------

INCOME BEFORE INCOME TAXES AND EQUITY
   INCOME                                         5.7           40.9           2.5            3.9         --             53.0

Income taxes                                     (1.7)         (15.1)         --             (1.0)        --            (17.8)
Equity income (loss)                             31.1            1.7          27.2           --          (60.1)          (0.1)
                                             --------       --------       -------       --------        -----       --------

NET INCOME                                   $   35.1       $   27.5       $  29.7       $    2.9      $ (60.1)      $   35.1
                                             ========       ========       =======       ========      =======       ========

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                                        AS OF JANUARY 3, 2004
                                            -----------------------------------------------------------------------------------
                                                                  COTT
                                                   COTT      BEVERAGES      GUARANTOR  NON-GUARANTOR    ELIMINATION
                                            CORPORATION           INC.   SUBSIDIARIES   SUBSIDIARIES        ENTRIES   CONSOLIDATED
                                            -----------      ---------   ------------  -------------    -----------   ------------
ASSETS
Current assets
   Cash                                        $   13.4      $    (0.6)       $   0.1        $   5.5       $   --         $   18.4
   Accounts receivable                             46.6           89.2           11.6           41.5          (40.1)         148.8
   Inventories                                     16.3           54.1            4.3           19.7           --             94.4
   Prepaid expenses                                 1.9            1.2            0.8            1.6           --              5.5
                                               --------      ---------        -------        -------       --------       --------
                                                   78.2          143.9           16.8           68.3          (40.1)         267.1
Property, plant and equipment                      56.1          154.7           21.2           82.3           --            314.3
Goodwill                                           21.2           46.1           13.5            0.8           --             81.6
Intangibles and other assets                        2.2          181.4           12.6           49.6           --            245.8
Due from affiliates                                57.5            4.8           87.9          275.4         (425.6)          --
Investments in subsidiaries                       252.2           76.0            4.8           --           (333.0)          --
                                               --------      ---------        -------        -------       --------       --------
                                               $  467.4       $  606.9        $ 156.8        $ 476.4       $ (798.7)      $  908.8
                                               --------      ---------        -------        -------       --------       --------
LIABILITIES
Current liabilities
   Short-term borrowings                       $   --         $   72.2        $   1.0        $   4.9        $  --         $   78.1
   Current maturities of long-term debt            --              1.1           --              2.2           --              3.3
   Accounts payable and accrued
      liabilities                                  47.0           80.9            6.4           46.3          (40.1)         140.5
                                               --------      ---------        -------        -------       --------       --------
                                                   47.0          154.2            7.4           53.4          (40.1)         221.9
Long-term debt                                     --            275.7           --             --             --            275.7
Due to affiliates                                  65.9           91.1          210.5           58.1         (425.6)          --
Deferred income taxes                               9.4           24.4            2.4            4.3           --             40.5
                                               --------      ---------        -------        -------       --------       --------
                                                  122.3          545.4          220.3          115.8         (465.7)         538.1
                                               --------      ---------        -------        -------       --------       --------

Minority interest                                  --             --             --             25.6           --             25.6

SHAREOWNERS' EQUITY
Capital stock
      Common shares                               267.9          275.8          137.7          451.4         (864.9)         267.9
Retained earnings (deficit)                        83.3         (214.3)        (201.2)         (94.1)         509.6           83.3
Accumulated other comprehensive loss               (6.1)          --             --            (22.3)          22.3           (6.1)
                                               --------      ---------        -------        -------       --------       --------
                                                  345.1           61.5          (63.5)         335.0         (333.0)         345.1
                                               --------      ---------        -------        -------       --------       --------
                                               $  467.4      $   606.9        $ 156.8        $ 476.4       $ (798.7)      $  908.8
                                               ========      =========        =======        =======       ========       ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                               FOR THE SIX MONTHS ENDED JUNE 28, 2003
                                           ---------------------------------------------------------------------------------
                                                                COTT
                                                  COTT     BEVERAGES      GUARANTOR  NON-GUARANTOR  ELIMINATION
                                           CORPORATION          INC.   SUBSIDIARIES   SUBSIDIARIES      ENTRIES  CONSOLIDATED
                                           -----------     ---------   ------------  -------------  -----------  ------------
OPERATING ACTIVITIES
Net income                                     $  35.1       $  27.5       $  29.7       $   2.9        $ (60.1)     $  35.1
Depreciation and amortization                      4.0          12.2           3.0           5.7          --            24.9
Amortization of financing fees                    --             1.3          --            --            --             1.3
Deferred income taxes                              1.6           4.0          --             0.9          --             6.5
Minority interest                                 --            --            --             1.3          --             1.3
Equity income (loss), net of
   distributions                                 (31.1)          0.1         (27.2)         --            58.3           0.1
Other non-cash items                               0.6          (0.7)         --            (0.3)         --            (0.4)

Net change in non-cash working capital            (5.8)         (9.2)         (2.8)         (2.0)         --           (19.8)
                                               -------       -------       -------       -------        -------      -------
Cash provided by operating activities              4.4          35.2           2.7           8.5          (1.8)         49.0
                                               -------       -------       -------       -------        -------      -------

INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                      (5.9)         (9.3)         (0.8)        (11.9)         --           (27.9)
Acquisitions and equity investments               --            --            --            (0.5)         --            (0.5)
Advances to affiliates                             2.3          (0.4)         (2.2)         (5.0)          5.3          --
Investment in subsidiary                          (3.0)         --            --            --             3.0          --
Other                                              0.1          --            --            --            --             0.1
                                               -------       -------       -------       -------        -------      -------
Cash used in investing activities                 (6.5)         (9.7)         (3.0)        (17.4)          8.3         (28.3)
                                               -------       -------       -------       -------        -------      -------

FINANCING ACTIVITIES

Payments of long-term debt                        --           (53.1)         --            (0.3)         --           (53.4)
Issue of long-term debt                           --             3.7          --            --            --             3.7
Short-term borrowings                             (2.6)         15.1           0.6          11.2          --            24.3
Advances from affiliates                          --             8.5          --            (3.2)         (5.3)         --
Distributions to subsidiary minority
   shareowner                                     --            --            --            (1.7)         --            (1.7)
Issue of common shares                             5.7          --            --             3.0          (3.0)          5.7
Dividends paid                                    --            --            --            (1.8)          1.8          --
Other                                             --            --            (0.2)         --            --            (0.2)
                                               -------       -------       -------       -------        -------      -------

Cash provided by (used in) financing
   activities                                      3.1         (25.8)          0.4           7.2          (6.5)        (21.6)
                                               -------       -------       -------       -------        -------      -------

Effect of exchange rate changes on cash           (0.2)         --            --             0.1          --            (0.1)
                                               -------       -------       -------       -------        -------      -------

NET INCREASE (DECREASE) IN CASH                    0.8          (0.3)          0.1          (1.6)         --            (1.0)
CASH, BEGINNING OF PERIOD                         --            --             0.1           3.2          --             3.3
                                               -------       -------       -------       -------        -------      -------
CASH, END OF PERIOD                            $   0.8       $  (0.3)      $   0.2       $   1.6        $  --        $   2.3
                                               =======       =======       =======       =======        =======      =======