Form 10-Q
period 2004-10-02
COTT CORP /CN/
filed 2004-11-12
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             October 2, 2004
                                ------------------------------------
Commission File Number                        000-19914
                                ------------------------------------


                                COTT CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                CANADA                                     None
-------------------------------------      -------------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification
   incorporation or organization)                         Number)


           207 Queen's Quay West, Suite 340, Toronto, Ontario M5J 1A7
     -----------------------------------------------------------------------
             (Address of principal executive offices) (Postal Code)

                                 (416) 203-3898
     -----------------------------------------------------------------------
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

There were 71,375,020 shares of common stock outstanding as of October 31, 2004.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income for the three and nine
         month periods ended October 2, 2004 and September 27, 2003....  Page 3

         Consolidated Balance Sheets as of October 2, 2004 and
         January 3, 2004...............................................  Page 4

         Consolidated Statements of Shareowners' Equity as of
         October 2, 2004 and September 27, 2003........................  Page 5

         Consolidated Statements of Cash Flows for the three and nine month periods ended October 2, 2004 and September 27, 2003....  Page 6

         Notes to the Consolidated Financial Statements................  Page 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  Page 19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  Page 25

Item 4.  Controls and Procedures.......................................  Page 25


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  Page 26

Item 6.  Financial Statement Schedules and Exhibits....................  Page 26

Signatures.............................................................  Page 27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                      For the three months ended      For the nine months ended
                                      ---------------------------    ---------------------------
                                      OCTOBER 2,    SEPTEMBER 27,    OCTOBER 2,    SEPTEMBER 27,
                                         2004           2003            2004           2003
                                      ----------    -------------    ----------    -------------
SALES                                  $   442.4      $   389.8       $ 1,277.0      $ 1,073.2

Cost of sales                              371.4          314.7         1,050.1          864.8
                                       ---------      ---------       ---------      ---------
GROSS PROFIT                                71.0           75.1           226.9          208.4

Selling, general and administrative
   expenses                                 33.3           29.1           106.1           93.2
Unusual items                               (0.2)            --            (0.7)          (0.8)
                                       ---------      ---------       ---------      ---------

OPERATING INCOME                            37.9           46.0           121.5          116.0

Other expense (income), net                   --           (0.6)            0.3            0.8
Interest expense, net                        6.4            6.8            19.6           21.1
Minority interest                            1.0            0.8             3.2            2.1
                                       ---------      ---------       ---------      ---------
INCOME BEFORE INCOME TAXES AND
   EQUITY LOSS                              30.5           39.0            98.4           92.0

Income taxes - note 3                       (8.3)         (13.3)          (31.2)         (31.1)
Equity loss                                 (0.1)            --            (0.3)          (0.1)
                                       ---------      ---------       ---------      ---------
NET INCOME - note 4                    $    22.1      $    25.7       $    66.9      $    60.8
                                       =========      =========       =========      =========

PER SHARE DATA - note 5
     NET INCOME PER COMMON SHARE
         Basic                         $    0.31      $    0.37       $    0.94      $    0.88
         Diluted                       $    0.31      $    0.36       $    0.93      $    0.86


       The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)

                                                      OCTOBER 2,      JANUARY 3,
                                                         2004            2004
                                                      ----------      ----------
                                                      Unaudited       Audited
ASSETS

CURRENT ASSETS
Cash                                                  $   21.0        $   18.4
Accounts receivable                                      185.7           148.8
Inventories - note 6                                     127.1            94.4
Prepaid and other assets                                  20.1             5.5
                                                      --------        --------
                                                         353.9           267.1

PROPERTY, PLANT AND EQUIPMENT - note 8                   323.7           314.3

GOODWILL - note 9                                         82.1            81.6

INTANGIBLES AND OTHER ASSETS - note 10                   237.8           245.8
                                                      --------        --------
                                                      $  997.5        $  908.8
                                                      ========        ========

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                                 $   61.7        $   78.1
Current maturities of long-term debt                       0.8             3.3
Accounts payable and accrued liabilities                 158.8           140.5
                                                      --------        --------
                                                         221.3           221.9

LONG-TERM DEBT                                           272.5           275.7

DEFERRED INCOME TAXES                                     46.7            40.5
                                                      --------        --------
                                                         540.5           538.1
                                                      --------        --------
MINORITY INTEREST                                         24.5            25.6

SHAREOWNERS' EQUITY
CAPITAL STOCK
Common shares - 71,344,220 shares issued                 285.5           267.9
RETAINED EARNINGS                                        150.2            83.3
ACCUMULATED OTHER COMPREHENSIVE LOSS                      (3.2)           (6.1)
                                                      --------        --------
                                                         432.5           345.1
                                                      --------        --------
                                                      $  997.5        $  908.8
                                                      ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                           NUMBER OF                              ACCUMULATED
                                            COMMON                                   OTHER
                                            SHARES        COMMON     RETAINED    COMPREHENSIVE       TOTAL
                                        (in thousands)    SHARES     EARNINGS    INCOME (LOSS)      EQUITY
                                        --------------    -------    --------    -------------     --------
Balance at December 28, 2002                68,559        $ 248.1     $   5.9       $ (35.8)         218.2

Options exercised, including tax
   benefit of $3.0 million                     959            9.7          --            --            9.7
Comprehensive income - note 4
   Currency translation adjustment              --             --          --          18.1           18.1
   Net income                                   --             --        60.8            --           60.8
                                            ------        -------     -------       -------        -------
Balance at September 27, 2003               69,518        $ 257.8     $  66.7       $ (17.7)       $ 306.8
                                            ======        =======     =======       =======        =======

Balance at January 3, 2004                  70,259        $ 267.9     $  83.3       $  (6.1)       $ 345.1

Options exercised, including tax
   benefit of $4.8 million                   1,085           17.6          --            --           17.6
Comprehensive income (loss) - note 4
   Currency translation adjustment              --             --          --           3.5            3.5
   Unrealized losses on cash flow hedges        --             --          --          (0.6)          (0.6)
   Net income                                   --             --        66.9            --           66.9
                                            ------        -------     -------       -------        -------
Balance at October 2, 2004                  71,344        $ 285.5     $ 150.2       $  (3.2)       $ 432.5
                                            ======        =======     =======       =======        =======

        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                             For the three months ended    For the nine months ended
                                             --------------------------   --------------------------
                                             OCTOBER 2,   SEPTEMBER 27,   OCTOBER 2,   SEPTEMBER 27,
                                                2004           2003          2004           2003
                                             ----------   -------------   ----------   -------------
OPERATING ACTIVITIES
Net income                                     $  22.1       $  25.7      $  66.9         $  60.8
Depreciation and amortization                     14.7          13.0         44.7            37.9
Amortization of financing fees                     0.2           0.2          0.5             1.5
Deferred income taxes                              2.4           3.6          6.7            10.1
Minority interest                                  1.0           0.8          3.2             2.1
Equity loss                                        0.1          --            0.3             0.1
Other non-cash items                               0.2           0.4          0.8            --
Net change in non-cash working capital -
   note 11                                        17.5          15.3        (47.9)           (4.5)
                                               -------       -------      -------         -------
Cash provided by operating activities             58.2          59.0         75.2           108.0
                                               -------       -------      -------         -------
INVESTING ACTIVITIES
Additions to property, plant and equipment       (21.2)         (7.0)       (43.6)          (34.9)
Acquisition of production capacity                (3.8)         --           (3.8)           --
Acquisitions and equity investments               --             1.0        (17.7)            0.5
Notes receivable                                  --            (2.5)        --              (2.5)
Other investing activities                         0.7          (0.3)         3.8            (0.2)
                                               -------       -------      -------         -------
Cash used in investing activities                (24.3)         (8.8)       (61.3)          (37.1)
                                               -------       -------      -------         -------
FINANCING ACTIVITIES
Payments of long-term debt                        (0.7)        (38.5)        (3.2)          (88.2)
Short-term borrowings                            (22.9)         (4.6)       (16.5)           19.7
Distributions to subsidiary minority
   shareowner                                     (2.1)         (1.1)        (4.3)           (2.8)
Issue of common shares                             2.9           1.0         12.8             6.7
Other financing activities                        (0.1)         (0.1)        (0.3)           (0.3)
                                               -------       -------      -------         -------
Cash used in financing activities                (22.9)        (43.3)       (11.5)          (64.9)
                                               -------       -------      -------         -------
Effect of exchange rate changes on cash            0.4           0.2          0.2             0.1
                                               -------       -------      -------         -------
NET INCREASE IN CASH                              11.4           7.1          2.6             6.1
CASH, BEGINNING OF PERIOD                          9.6           2.3         18.4             3.3
                                               -------       -------      -------         -------
CASH, END OF PERIOD                            $  21.0       $   9.4      $  21.0         $   9.4
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


NOTE 2 - BUSINESS SEASONALITY

Cott's operating results for the three and nine month periods ended October 2, 2004 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.


NOTE 3 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                          For the three months ended          For the nine months ended
                                         -----------------------------      -----------------------------
                                         OCTOBER 2,      SEPTEMBER 27,      OCTOBER 2,      SEPTEMBER 27,
                                            2004             2003              2004             2003
                                         ----------      -------------      ----------      -------------
                                         (in millions of U.S. dollars)      (in millions of U.S. dollars)
Income tax provision based on
    Canadian statutory rates              $ (10.6)          $ (14.1)         $ (34.1)          $ (33.2)
Foreign tax rate differential                 0.3               0.5              0.5               1.8
Manufacturing and processing
    deduction                                  --               0.1               --               0.2
Non-deductible and other items                2.0               0.2              2.4               0.1
                                          -------           -------          -------           -------
                                          $  (8.3)          $ (13.3)         $ (31.2)          $ (31.1)
                                          =======           =======          =======           =======

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 4 - COMPREHENSIVE INCOME

                                           For the three months ended          For the nine months ended
                                          -----------------------------      -----------------------------
                                          OCTOBER 2,      SEPTEMBER 27,      OCTOBER 2,      SEPTEMBER 27,
                                             2004             2003              2004             2003
                                          ----------      -------------      ----------      -------------
                                          (in millions of U.S. dollars)      (in millions of U.S. dollars)
Net income                                 $  22.1           $  25.7           $  66.9          $  60.8
Foreign currency translation gain
   (loss)                                      5.1              (0.7)              3.5             18.1
Unrealized losses on cash flow
   hedges                                     (0.1)               --              (0.6)              --
                                           -------           -------           -------          -------
                                           $  27.1           $  25.0           $  69.8          $  78.9
                                           =======           =======           =======          =======


NOTE 5 - NET INCOME PER COMMON SHARE

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

The following table reconciles the basic weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding:


                                            For the three months ended      For the nine months ended
                                            ---------------------------    ---------------------------
                                            OCTOBER 2,    SEPTEMBER 27,    OCTOBER 2,    SEPTEMBER 27,
                                               2004           2003            2004           2003
                                            ----------    -------------    ----------    -------------
                                                  (in thousands)                 (in thousands)
Weighted average number of shares
    outstanding - basic                       71,294          69,501         70,870          69,109
Dilutive effect of stock options                 949           1,638          1,236           1,671
                                              ------          ------         ------          ------
Adjusted weighted average number
    of shares outstanding - diluted           72,243          71,139         72,106          70,780
                                              ======          ======         ======          ======


At October 2, 2004, options to purchase 1,437,000 shares (773,500 - September 27, 2003) of common stock at a weighted average exercise price of $41.14 Canadian per share ($31.77 Canadian - September 27, 2003) were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock.

As of October 2, 2004, Cott had 71,344,220 common shares and 4,276,140 common share options outstanding. Of the common share options outstanding, 1,892,135 options were exercisable as of October 2, 2004.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 6 - INVENTORIES

                                                   OCTOBER 2,         JANUARY 3,
                                                      2004               2004
                                                   ----------         ----------
                                                   (in millions of U.S. dollars)
Raw materials                                       $   47.9            $  37.7
Finished goods                                          64.5               46.8
Other                                                   14.7                9.9
                                                    --------            -------
                                                    $  127.1            $  94.4
                                                    ========            =======

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

In 2004, Cott entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and British pound attributable to certain forecasted U.S. dollar raw material purchases of the Canada and U.K. and Europe business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and British pound and mature at various dates through July 1, 2005. The fair market value of the foreign exchange options is included in prepaid and other assets.

Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At October 2, 2004, the fair value of the options was $0.3 million and Cott recorded $0.1 million unrealized loss in comprehensive income for the third quarter of 2004 and $0.6 million for the first nine months of 2004.


NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

                                                  OCTOBER 2,         JANUARY 3,
                                                     2004               2004
                                                  ----------         ----------
                                                  (in millions of U.S. dollars)
Cost                                               $  581.5           $  552.7
Accumulated depreciation                             (257.8)            (238.4)
                                                   --------           --------
                                                   $  323.7           $  314.3
                                                   ========           ========


NOTE 9 - GOODWILL

                                             For the three months ended        For the nine months ended
                                            -----------------------------    -----------------------------
                                            OCTOBER 2,      SEPTEMBER 27,    OCTOBER 2,      SEPTEMBER 27,
                                               2004             2003            2004             2003
                                            ----------      -------------    ----------      -------------
                                            (in millions of U.S. dollars)    (in millions of U.S. dollars)
Balance at beginning of period                $  81.0          $  80.6         $  81.6          $  77.0
Acquisitions                                       --               --              --              0.7
Foreign exchange                                  1.1             (0.1)            0.5              2.8
                                              -------          -------         -------          -------
Balance at end of period                      $  82.1          $  80.5         $  82.1          $  80.5
                                              =======          =======         =======          =======

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 10 - INTANGIBLES AND OTHER ASSETS

                                          OCTOBER 2, 2004                       JANUARY 3, 2004
                                ----------------------------------    ----------------------------------
                                           ACCUMULATED                           ACCUMULATED
                                  COST     AMORTIZATION      NET        COST     AMORTIZATION      NET
                                -------    ------------    -------    -------    ------------    -------
                                   (in millions of U.S. dollars)         (in millions of U.S. dollars)
INTANGIBLES
Not subject to
   amortization
Rights                          $  80.4      $    --       $  80.4    $  80.4      $    --       $  80.4
                                -------      -------       -------    -------      -------       -------
Subject to amortization
Customer relationships            159.6         28.7         130.9      157.9         20.8         137.1
Trademarks                         26.6          6.8          19.8       25.8          5.5          20.3
Other                               3.6          0.6           3.0        3.6          0.3           3.3
                                -------      -------       -------    -------      -------       -------
                                  189.8         36.1         153.7      187.3         26.6         160.7
                                -------      -------       -------    -------      -------       -------
                                  270.2         36.1         234.1      267.7         26.6         241.1
                                -------      -------       -------    -------      -------       -------
OTHER ASSETS
Financing costs                     5.6          4.5           1.1        5.6          3.9           1.7
Other                               4.0          1.4           2.6        3.9          0.9           3.0
                                -------      -------       -------    -------      -------       -------
                                    9.6          5.9           3.7        9.5          4.8           4.7
                                -------      -------       -------    -------      -------       -------
                                $ 279.8      $  42.0       $ 237.8    $ 277.2      $  31.4       $ 245.8
                                =======      =======       =======    =======      =======       =======

Amortization expense of intangible assets for the third quarter ended October 2, 2004 was $3.2 million ($2.0 million - September 27, 2003). Amortization expense of intangible assets for the first nine months of 2004 was $9.5 million ($7.0 million - September 27, 2003). The amortization expense for intangible assets is estimated at about $13.0 million per year for the next five years.


NOTE 11 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                        For the three months ended       For the nine months ended
                                      -----------------------------    -----------------------------
                                      OCTOBER 2,      SEPTEMBER 27,    OCTOBER 2,      SEPTEMBER 27,
                                         2004             2003            2004             2003
                                      ----------      -------------    ----------      -------------
                                      (in millions of U.S. dollars)    (in millions of U.S. dollars)
Decrease (increase) in accounts
   receivable                           $  38.7          $  13.3        $ (30.1)          $ (19.0)
Decrease (increase) in inventories          2.8             (5.3)         (31.0)            (17.2)
Decrease (increase) in prepaid and
   other assets                             0.8             (2.6)          (3.5)             (0.8)
Increase (decrease) in accounts
   payable and accrued liabilities        (24.8)             9.9           16.7              32.5
                                        -------          -------        -------           -------
                                        $  17.5          $  15.3        $ (47.9)          $  (4.5)
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

                                   For the three months ended          For the nine months ended
                                  -----------------------------      -----------------------------
                                  OCTOBER 2,      SEPTEMBER 27,      OCTOBER 2,      SEPTEMBER 27,
                                     2004             2003              2004             2003
                                  ----------      -------------      -----------     -------------
                                  (in millions of U.S. dollars,      (in millions of U.S. dollars,
                                    except per share amounts)          except per share amounts)
NET INCOME
    As reported                    $   22.1         $   25.7          $   66.9         $   60.8
    Compensation expense               (2.2)            (1.6)             (6.2)            (4.5)
    Pro forma                          19.9             24.1              60.7             56.3
NET INCOME PER SHARE - BASIC
    As reported                         0.31             0.37              0.94             0.88
    Pro forma                           0.28             0.35              0.86             0.81
NET INCOME PER SHARE - DILUTED
    As reported                         0.31             0.36              0.93             0.86
    Pro forma                           0.28             0.34              0.84             0.80


The pro forma compensation expense has been tax effected to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                             OCTOBER 2, 2004        SEPTEMBER 27, 2003
                                             ---------------        ------------------

Risk-free interest rate                        3.3% - 3.9%              3.9% - 4.3%
Average expected life (years)                           4                        4
Expected volatility                                  45.0%                    45.0%
Expected dividend yield                                --                       --

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

The purchase price was allocated as follows based on the fair values of the net assets:

                                                               OCTOBER 2, 2004
                                                            --------------------
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


NOTE 15 - SEGMENT REPORTING (continued)

BUSINESS SEGMENTS



       FOR THE THREE                                 UNITED
       MONTHS ENDED          UNITED                 KINGDOM &                     CORPORATE
     OCTOBER 2, 2004         STATES      CANADA      EUROPE      INTERNATIONAL     & OTHER       TOTAL
------------------------    --------    --------    ---------    -------------    ---------    ---------
                                                  (in millions of U.S. dollars)
External sales              $  325.3    $   49.8     $   51.1       $  15.5        $   0.7     $  442.4
Intersegment sales               0.3         4.3           --            --           (4.6)          --
Depreciation and
   amortization                 10.0         2.1          1.9           0.3            0.4         14.7
Operating income (loss)         29.8         2.9          4.4           1.9           (1.1)        37.9

Property, plant and
   equipment                   181.0        55.2         65.1           9.8           12.6        323.7
Goodwill                        49.9        22.5           --           4.6            5.1         82.1
Intangibles and other
   assets                      156.4        (1.6)          --           1.0           82.0        237.8
Total assets                   584.4       128.3        138.3          77.9           68.6        997.5

Additions to property,
   plant and equipment          15.3         2.1          0.9           0.6            2.3         21.2

Acquisition of
   production capacity           3.8          --           --            --             --          3.8

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 15 - SEGMENT REPORTING (continued)

 FOR THE THREE MONTHS                              UNITED
         ENDED             UNITED                 KINGDOM &                     CORPORATE
  SEPTEMBER 27, 2003       STATES      CANADA      EUROPE      INTERNATIONAL     & OTHER        TOTAL
----------------------    --------    --------    ---------    -------------    ---------    ---------
                                                   (in millions of U.S. dollars)
External sales            $  274.4    $   55.3     $   47.6       $  12.0       $   0.5       $  389.8
Intersegment sales              --         9.7           --            --          (9.7)            --
Depreciation and
   amortization                8.7         2.0          1.7           0.3           0.3           13.0
Operating income              34.6         6.2          3.9           1.3            --           46.0
Property, plant and
   equipment (as of
   January 3, 2004)          169.3        59.1         67.8           9.5           8.6          314.3
Goodwill (as of
   January 3, 2004)           49.9        22.0           --           4.6           5.1           81.6
Intangibles and other
   assets (as of
   January 3, 2004)          163.2        (1.0)          --           1.0          82.6          245.8
Total assets (as of
   January 3, 2004)          514.9       130.3        126.7          77.6          59.3          908.8

Additions to property,
   plant and equipment         1.8         1.4          3.2          (2.8)          3.4            7.0


  FOR THE NINE MONTHS                               UNITED
         ENDED              UNITED                 KINGDOM &                     CORPORATE
    OCTOBER 2, 2004         STATES      CANADA      EUROPE      INTERNATIONAL     & OTHER        TOTAL
-----------------------    --------    --------    ---------    -------------    ----------    ---------
                                                    (in millions of U.S. dollars)
External sales             $  938.8    $  144.5     $  145.5       $  46.3        $   1.9      $ 1,277.0
Intersegment sales              0.3        16.3           --            --          (16.6)            --
Depreciation and
   amortization                29.9         6.4          6.0           0.9            1.5           44.7
Operating income (loss)       100.8         9.6          9.8           8.4           (7.1)         121.5

Additions to property,
   plant and equipment         29.1         4.0          3.1           1.4            6.0           43.6

Acquisition of
   production capacity          3.8          --           --            --             --            3.8


COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 15 - SEGMENT REPORTING (continued)

  FOR THE NINE MONTHS                               UNITED
         ENDED              UNITED                 KINGDOM &                     CORPORATE
  SEPTEMBER 27, 2003        STATES      CANADA      EUROPE      INTERNATIONAL     & OTHER        TOTAL
-----------------------    --------    --------    ---------    -------------    ----------    ---------
                                                     (in millions of U.S. dollars)
External sales             $  779.0    $  142.8     $  120.7       $  29.7        $   1.0      $ 1,073.2
Intersegment sales              0.1        35.8           --            --          (35.9)            --
Depreciation and
   amortization                25.2         6.1          5.2           0.4            1.0           37.9
Operating income (loss)        95.8        13.1          6.6           4.5           (4.0)         116.0
Additions to property,
   plant and equipment         11.0         7.4          5.7           6.5            4.3           34.9


Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the nine months ended October 2, 2004, sales to one major customer accounted for 40% (September 27, 2003 - 42%) of Cott's total sales.

Revenues by geographic area are as follows:

                    For the three months ended          For the nine months ended
                   -----------------------------      -----------------------------
                   OCTOBER 2,      SEPTEMBER 27,      OCTOBER 2,      SEPTEMBER 27,
                      2004             2003              2004             2003
                   ----------      -------------      ----------      -------------
                   (in millions of U.S. dollars)      (in millions of U.S. dollars)
United States       $  330.6          $  279.9        $   957.3         $   793.6
Canada                  49.8              55.3            144.5             142.8
United Kingdom          49.3              46.1            139.8             116.0
Other Countries         12.7               8.5             35.4              20.8
                    --------          --------        ---------         ---------
                    $  442.4          $  389.8        $ 1,277.0         $ 1,073.2
                    ========          ========        =========         =========


Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

                                               OCTOBER 2,         JANUARY 3,
                                                  2004               2004
                                               ----------         ----------
                                               (in millions of U.S. dollars)
United States                                    $ 488.2            $ 481.4
Canada                                              79.5               81.9
United Kingdom                                      65.1               67.8
Other countries                                     10.8               10.6
                                                 -------            -------
                                                 $ 643.6            $ 641.7
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

(a) Under U.S. GAAP, Cott has elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $2.8 million, $2.0 million net of tax of $0.8 million, was recorded in the third quarter of 2004 and compensation expense of $6.8 million, $5.1 million net of tax of $1.7 million, was recorded in the first nine months of 2004. This policy was adopted on a retroactive basis with no restatement of comparative figures and as a result $5.6 million was charged to opening retained earnings as at January 3, 2004. Contributed surplus of $12.8 million was recorded to reflect the charge for unexercised options and share capital of $1.3 million was recorded to reflect the options exercised.

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

(d) Under U.S. GAAP, changes in the fair value of derivative instruments of cash flow hedges are recorded in other comprehensive income. Under Canadian GAAP, these changes in fair value are recorded as a hedging asset. Accordingly, the unrealized losses on cash flow hedges of $0.1 million in the third quarter of 2004 and $0.6 million in the first nine months of 2004 have been reclassified from other comprehensive income to prepaid and other assets.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 16. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)

Under Canadian GAAP, these differences would have been reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of shareowners' equity and consolidated statements of cash flow as follows:

                                                  OCTOBER 2, 2004                     JANUARY 3, 2004
                                           -----------------------------      -----------------------------
                                           U.S. GAAP       CANADIAN GAAP      U.S. GAAP       CANADIAN GAAP
                                           ---------       -------------      ---------       -------------
CONSOLIDATED BALANCE SHEETS                (in millions of U.S. dollars)      (in millions of U.S. dollars)
Prepaid and other assets (d)                $   20.1          $   20.7         $    5.5          $    5.5
Property, plant & equipment (b)                323.7             324.2            314.3             315.1
Goodwill (b)                                    82.1              82.6             81.6              82.1
Total assets                                   997.5             999.1            908.8             910.1

Deferred income taxes (a),(b)                   46.7              43.8             40.5              41.1
Total liabilities and minority
   interest                                    565.0             562.1            563.7             564.3

Capital stock (a),(c)                          285.5             257.5            267.9             238.6
Contributed Surplus (a)                           --              12.8               --                --
Retained earnings (a),(c)                      150.2             126.9             83.3              70.9
Cumulative translation adjustment (c)           (2.6)             39.8             (6.1)             36.3
Unrealized losses on cash flow
   hedges (d)                                   (0.6)               --               --                --
Total shareowners' equity                      432.5             437.0            345.1             345.8


                                        Income reconciliation for the      Income reconciliation for the
                                              three months ended                 nine months ended
                                        -----------------------------      -----------------------------
                                        OCTOBER 2,      SEPTEMBER 27,      OCTOBER 2,      SEPTEMBER 27,
                                           2004             2003              2004             2003
                                        ----------      -------------      ----------      -------------
CONSOLIDATED STATEMENTS OF INCOME       (in millions of U.S. dollars)      (in millions of U.S. dollars)
Net income under U.S. GAAP               $   22.1          $   25.7         $   66.9          $   60.8
Cost of sales (b)                            (0.1)             (0.1)            (0.3)             (0.3)
Stock compensation expense (a)               (2.8)               --             (6.8)               --
Recovery of income taxes (a),(b)              0.8                --              1.8               0.1
                                         ---------         ---------        ---------         ---------
Net income under Canadian GAAP           $   20.0          $   25.6         $   61.6          $   60.6
                                         =========         =========        =========         =========
Basic income per common share,
   Canadian GAAP                         $    0.28         $    0.37        $    0.87         $    0.88
Diluted income per common share,
   Canadian GAAP                         $    0.28         $    0.36        $    0.85         $    0.86

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 16. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)


                                           Cash flow reconciliation for       Cash flow reconciliation for
                                               the three months ended             the nine months ended
                                           -----------------------------      -----------------------------
                                           OCTOBER 2,      SEPTEMBER 27,      OCTOBER 2,      SEPTEMBER 27,
                                              2004             2003              2004             2003
                                           ----------      -------------      ----------      -------------
CONSOLIDATED STATEMENTS OF CASH FLOWS      (in millions of U.S. dollars)      (in millions of U.S. dollars)
Cash provided by operating activities
   U.S. GAAP                                 $  58.2          $  59.0           $  75.2          $  108.0
Net income (a),(b)                              (2.1)            (0.1)             (5.3)             (0.2)
Depreciation & amortization (b)                  0.1              0.1               0.3               0.3
Deferred income taxes (a),(b)                   (0.8)              --              (1.8)             (0.1)
Other non-cash items (a)                         2.8               --               6.8                --
                                             -------          -------           -------          --------
Cash provided by operating activities
   Canadian GAAP                             $  58.2          $  59.0           $  75.2          $  108.0
                                             =======          =======           =======          ========


NOTE 17. SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, Cott acquired certain of the assets of Metro Beverages Co., a soft drink manufacturer based in Columbus, Ohio. The total purchase price for the acquisition was $16.8 million, including estimated acquisition costs of $0.5 million. The acquisition was funded from short-term borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cott Corporation is the leading supplier of premium quality retailer brand carbonated soft drinks in the United States, Canada and the United Kingdom.

RESULTS OF OPERATIONS

Cott reported net income of $22.1 million, or $0.31 per diluted share, for the third quarter ended October 2, 2004, down 14% as compared with $25.7 million, or $0.36 per diluted share, for the third quarter of 2003. For the first nine months of 2004, net income increased 10% to $66.9 million, or $0.93 per diluted share, from $60.8 million, or $0.86 per diluted share, in the same period last year.

SALES - Sales were up 13% to $442.4 million in the third quarter of 2004 compared to $389.8 million for the third quarter of 2003. In December 2003, Cott acquired the retailer brand beverage business of Quality Beverage Brands, L.L.C. ("QBB") located in North Carolina and in March 2004 Cott acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC ("Cardinal") located in Kentucky, which, together, added $15.8 million, or 4%, in the aggregate to sales for the third quarter of 2004. Excluding acquisitions, sales increased $36.8 million, or 9% from the same period last year. Excluding both the impact of the acquisitions and foreign exchange rates, sales increased 7% compared to the third quarter of 2003.

Total 8oz equivalent case volume was 302.0 million cases in the third quarter of 2004, up 3% from 293.0 million cases in the third quarter of 2003. Excluding the QBB and Cardinal acquisitions and concentrate sales, volume was 225.0 million 8oz equivalent cases in the third quarter of 2004, up 6% compared to 212.7 million 8oz equivalent cases in the third quarter of 2003. The acquisitions contributed 8.3 million 8oz equivalent cases to sales volume in the third quarter of 2004. The sale of concentrates is a high volume but low dollar component of Cott's overall sales.

Sales for the first nine months of 2004 increased to $1,277.0 million, 19% higher than the same period last year and up 12% when the impact of the QBB and Cardinal acquisitions and foreign exchange rates are excluded. The QBB and Cardinal acquisitions contributed $47.0 million to sales for the first nine months of 2004.

Total 8oz equivalent case volume was 900.7 million cases for the first nine months of 2004, up 17% from 768.4 million cases in the first nine months of 2003. Excluding the QBB and Cardinal acquisitions and concentrate sales, volume was 655.6 million 8oz equivalent cases for the first nine months of 2004, an increase of 11% compared to 588.2 million 8oz equivalent cases in the first nine months of 2003. The acquisitions contributed 24.1 million 8oz equivalent cases to sales volume in the first nine months of 2004.

Sales in the U.S. during the third quarter of 2004 increased to $325.3 million, up 19% from $274.4 million in the third quarter of 2003. Excluding the QBB and Cardinal acquisitions, sales increased 13% for the quarter. In the first nine months of 2004, sales of $938.8 million grew by 21% compared with the first nine months of 2003. Excluding the QBB and Cardinal acquisitions, sales in the first nine months of 2004 increased 14% as compared to the first nine months of 2003. The increase in sales for both the quarter and the first nine months of the year was primarily driven by a higher volume of carbonated soft drink sales with existing customers.

Sales in Canada were $49.8 million for the third quarter of 2004, down 10% from $55.3 million in the third quarter of 2003 and down $8.6 million, or 15%, excluding the impact of foreign exchange rates. The decrease in sales for the quarter is a reflection of an overall carbonated soft drink grocery channel sales volume decrease in Canada as compared to last year. For the first nine months of the year, sales of $144.5 million were 1% higher than $142.8 million for the same period last year, and down $7.8 million, or 5% when the effect of foreign exchange rates is taken into account. The impact of the strengthening of the Canadian dollar was offset by lower sales in the second and third quarters of 2004.

Sales in the U.K. and Europe of $51.1 million in the third quarter of 2004 increased 7% from $47.6 million for the same period in 2003. Excluding the impact of the strengthened U.K. pound, sales were down $2.8 million, or 5%. For the first nine months of 2004, sales of $145.5 million were up 21% from the same period in 2003. Excluding the impact of foreign exchange rates, sales were up $9.1 million, or 7%. The decrease in the third quarter is due primarily to a decline in business with existing customers. Sales in the first nine months of 2004 were also impacted by new business gained in the second quarter of 2003, which contributed approximately $5.6 million to sales in the first quarter of 2004 and increased sales to existing customers in the second quarter of 2004.

The International business unit includes Mexico, Royal Crown International and the Asia business. Sales by this business unit were $15.5 million for the third quarter of 2004, up 29% from $12.0 million in the third quarter of 2003. For the first nine months of the year, sales of $46.3 million were 56% higher than $29.7 million for the same period last year. Much of the growth for this business unit is attributable to Mexico, which accounted for $3.9 million of the increase in the third quarter and $13.6 million of the increase in the first nine months of 2004. The increase in sales for Mexico is due to growth in retailer brand sales with existing customers and higher non-supermarket channel sales.

GROSS PROFIT - Gross profit for the third quarter of 2004 was $71.0 million, or 16.0% of sales, down from $75.1 million, or 19.3% of sales in the third quarter of 2003. Gross profit in the first nine months of 2004 was $226.9 million, or 17.8% of sales, compared to gross profit of $208.4 million, or 19.4% of sales, in the first nine months of 2003. The decrease for both the quarter and the first nine months of the year was a consequence of higher manufacturing and logistics costs, including additional co-pack fees, inter-plant shipping costs and customer freight, resulting from higher than projected volume in the U.S. In order to reduce these costs and improve gross margins going forward, Cott is focused on SKU reductions and improved plant efficiencies. In addition, Cott has added additional manufacturing capacity in the U.S. which is expected to reduce logistical costs and co-pack fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $33.3 million for the third quarter of 2004, an increase of $4.2 million, or 14%, from $29.1 million for the third quarter of 2003. For the first nine months of 2004, SG&A of $106.1 million was $12.9 million, or 14%, higher than the same period in 2003. In the first quarter of 2004, Cott recorded a $2.3 million provision against an export receivable in Canada, which was included in SG&A. The impact of foreign exchange rates in the U.K. and Canada business segments accounted for $2.6 million of the increase in the first nine months of the year and $0.7 million of the third quarter increase. The remaining increase was primarily due to higher marketing, promotion and professional fees incurred to meet Cott's growing business needs. As a percentage of sales, SG&A comprised 7.5% for the third quarter of 2004, in line with the same period last year and declined to 8.3%, from 8.7% in the first nine months of the year.

INCOME TAXES - Cott recorded an income tax provision of $8.3 million for the third quarter and $31.2 million for the first nine months of 2004 as compared with $13.3 million and $31.1 million, respectively, for the same periods last year. For the first nine months of 2004, the overall effective tax rate was 31.7% compared with 33.8% for the same period last year. The current year's income tax expense was impacted by a change in managements estimate to the third quarter reserve.

FINANCIAL CONDITION - Cash provided by operating activities for the first nine months of 2004 was $31.6 million, after capital expenditures of $43.6 million, as compared to the first nine months of 2003 in which cash provided by operating activities was $73.1 million, after capital expenditures of $34.9 million. Cash from operations in the first nine months of 2004 decreased due to an increase in net working capital of $43.4 million primarily related to volume growth in the U.S.

Cash increased $2.6 million in the first nine months of 2004 to $21.0 million from $18.4 million as of the end of the last fiscal year.

INVESTING ACTIVITIES - In March 2004, Cott acquired certain of the assets of Cardinal, including a bottling facility. The acquisition is expected to add approximately $12 million a year in carbonated soft drink sales and additional manufacturing capacity to support Cott's growing demand for retailer branded beverages.

The total purchase price for the acquisition was $17.7 million, including estimated acquisition costs of $0.3 million. The acquisition was funded from cash flow from operations and short-term borrowings.

In October 2004, Cott acquired certain of the assets of Elan Waters, located in Blairsville, Georgia. The total purchase price of the assets was $3.8 million. The acquisition was funded from short-term borrowings.

CAPITAL EXPENDITURES - Capital expenditures for the first nine months of 2004 were $43.6 million compared with $34.9 million in the same period last year. Major capital expenditures through the first nine months of 2004 included $34.0 million on manufacturing equipment and plates and film, primarily in the U.S., to meet the needs of Cott's growing business and $4.9 million on information technology improvements. In the third quarter of 2004, Cott announced plans to build a new beverage manufacturing facility in Dallas-Fort Worth, Texas. Cott commenced construction in the third quarter of 2004 and anticipates that the plant will be ready for full production by the third quarter of 2005. Cott expects capital expenditures for 2004 to be approximately $65.0 million.

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

Cott's current credit facilities provide maximum credit of $152.0 million. At October 2, 2004, approximately $71.1 million of the committed revolving credit facility in the U.S. and Canada and $22.2 million of the demand revolving credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facilities was 3.76% as of October 2, 2004, as compared to 3.1% as of January 3, 2004.

As of October 2, 2004, Cott's long-term debt totaled $273.3 million as compared with $279.0 million at the end of 2003. At the end of the third quarter of 2004, debt consisted of $269.6 million in 8% senior subordinated notes with a face value of $275 million and $3.7 million of other debt.

OUTSTANDING SHARE DATA - As of October 2, 2004, Cott had 71,344,220 common shares and 4,276,140 common share options outstanding. Of the common share options outstanding, 1,892,135 options were exercisable as of October 2, 2004.

CANADIAN GAAP - Under Canadian GAAP, in the first nine months of 2004, Cott reported net income of $61.6 million and total assets of $999.1 million compared to net income and total assets under U.S. GAAP of $66.9 million and $997.5 million, respectively, in the first nine months of 2004.

The main U.S./Canadian GAAP difference in the first nine months of 2004 was the accounting of stock options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $2.8 million, $2.0 million net of tax of $0.8 million, was recorded in the third quarter of 2004 and compensation expense of $6.8 million, $5.1 million net of tax of $1.7 million, was recorded in the first nine months of 2004 This policy was adopted on a retroactive basis with no restatement of comparative figures and as a result $5.6 million was charged to opening retained earnings as at January 3, 2004. Under U.S. GAAP, Cott has elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options.

There were no material U.S./Canadian GAAP differences for the first nine months of 2003.

SUBSEQUENT EVENTS - Subsequent to the date of these financial statements, Cott acquired certain of the assets of Metro Beverages Co., a soft drink manufacturer based in Columbus, Ohio. The total purchase price for the acquisition was $16.8 million, including estimated acquisition costs of $0.5 million. The acquisition was funded from short-term borrowings.

OUTLOOK - Cott's ongoing focus is to increase sales, market share and profitability for Cott and its customers. While the carbonated soft drink industry is experiencing low growth, the retailer brand segment is growing significantly, driven by strong sales in the U.S. market. However, as there is intense price competition from heavily promoted global and regional brands in the beverage industry, Cott's major opportunity for growth depends on management's execution of its strategies and on retailers' continued commitment to their retailer brand soft drink programs.

In 2004, Cott intends to continue to strive to expand the business through growing sales with existing customers and the pursuit of new customers and channels and through new acquisitions and alliances. Cott is not able to accurately predict the success or timing of such efforts. As of the date of this report, sales are expected to grow between 16% and 19% for 2004 and earnings per diluted share are expected to be between $1.15 and $1.19 for the year. The majority of this growth is anticipated to come from the U.S., Canada and the U.K. and is expected to be achieved through increased sales with existing customers. Along with sales growth from major customers, management also believes there are significant opportunities for growth of the U.S. business unit as retailer brand penetration in the U.S. market is not currently as high as in other markets. The Canadian business unit intends to focus on innovation and entry into new channels, such as convenience stores and gas and food service. The U.K. business unit will continue to focus on innovation as a way of creating new sales opportunities.

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

Sales to Cott's top customer (Wal-Mart Stores, Inc.) in the first nine months of 2004 and 2003 accounted for 40% and 42%, respectively, of Cott's total sales. Sales to the top ten customers in the first nine months of 2004 and 2003 accounted for 68% and 71%, respectively, of Cott's total sales. The loss of any significant customer, or customers which in the aggregate represent a significant portion of Cott's sales, could have a material adverse effect on the Company's operating results and cash flows.


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

In the first nine months of 2004, Cott entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and British pound attributable to certain forecasted U.S. dollar raw material purchases of the Canada and U.K. and Europe business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and British pound and mature at various dates through July 1, 2005. The fair market value of the foreign exchange options is included in prepaid and other assets.

The instruments are cash flow hedges under SFAS No. 133; accordingly changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At October 2, 2004, the fair value of the options was $0.3 million and Cott recorded $0.1 million unrealized loss in comprehensive income for the third quarter of 2004 and $0.6 million for the first nine months of 2004. See "Note 7 Derivative Financial Instruments."

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in Cott's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and Cott's Quarterly Report on Form 10-Q for the quarters ended April 3, 2004 and July 3, 2004 respectively.

ITEM 6. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

1.   Financial Statement Schedules

     Schedule III - Consolidating Financial Statements

2.   Exhibits

     Number         Description
     ------         -----------

     3.1 Articles of Incorporation of Cott (incorporated by reference to Exhibit 3.1 to Cott's Form 10-K dated March 31, 2000).

     3.2 By-laws of Cott (incorporated by reference to Exhibit 3.2 to Cott's Form 10-K dated March 8, 2002).

     31.1 Certification of the president and chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2004.

     31.2 Certification of the executive vice-president and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2004.

     32.1 Certification of the president and chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2004.

     32.2 Certification of the executive vice-president and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2004.


      In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COTT CORPORATION
                                        (Registrant)


Date: November 10, 2004                 /s/ Raymond P. Silcock
                                        ----------------------------------------
                                        Raymond P. Silcock
                                        Executive Vice President &
                                        Chief Financial Officer
                                        (On behalf of the Company)


Date: November 10, 2004                 /s/ Tina Dell'Aquila
                                        ----------------------------------------
                                        Tina Dell'Aquila
                                        Vice President, Controller and Assistant
                                        Secretary
                                        (Principal accounting officer)

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



                                                       FOR THE THREE MONTHS ENDED OCTOBER 2, 2004
                                ---------------------------------------------------------------------------------------
                                                                                     NON-
                                         COTT           COTT      GUARANTOR     GUARANTOR    ELIMINATION
                                  CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES  CONSOLIDATED
                                -------------- -------------- ------------- -------------- ------------- --------------

SALES                                  $ 54.1        $ 302.7         $ 12.6        $ 80.9         $ (7.9)      $ 442.4
Cost of sales                            46.4          254.6           10.3          68.0           (7.9)        371.4
                                       ------        -------         ------        ------         ------       -------
GROSS PROFIT                              7.7           48.1            2.3          12.9             --          71.0
Selling, general and
 administrative expenses                 10.4           16.3            0.9           5.7             --          33.3
Unusual items                            (0.2)            --             --            --             --          (0.2)
                                       ------        -------         ------        ------         ------       -------
OPERATING INCOME (LOSS)                  (2.5)          31.8            1.4           7.2             --          37.9
Other expense (income), net                --            0.8           (1.0)          0.2             --            --
Interest expense (income), net             --            8.2           (1.7)         (0.1)            --           6.4
Minority interest                          --             --             --           1.0             --           1.0
                                       ------        -------         ------        ------         ------       -------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EQUITY INCOME                 (2.5)          22.8            4.1           6.1             --          30.5
Income taxes                              2.7           (9.6)            --          (1.4)            --          (8.3)
Equity income (loss)                     21.9            3.2           14.1            --          (39.3)         (0.1)
                                       ------        -------         ------        ------         ------       -------
NET INCOME                             $ 22.1        $  16.4         $ 18.2        $  4.7         $(39.3)      $  22.1
                                       ======        =======         ======        ======         ======       =======


COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)



                                                       FOR THE NINE MONTHS ENDED OCTOBER 2, 2004
                                --------------------------------------------------------------------------------------
                                                                                     NON-
                                         COTT           COTT      GUARANTOR     GUARANTOR    ELIMINATION
                                  CORPORATION  BEVERAGES INC.  SUBSIDIARIES  SUBSIDIARIES        ENTRIES  CONSOLIDATED
                                -------------  -------------- ------------- -------------   ------------  ------------
SALES                                 $ 160.8        $ 873.4         $ 36.3       $ 232.4        $ (25.9)    $ 1,277.0
Cost of sales                           133.2          716.7           30.0         196.1          (25.9)      1,050.1
                                      -------        -------         ------       -------        -------     ---------
GROSS PROFIT                             27.6          156.7            6.3          36.3             --         226.9
Selling, general and
 administrative expenses                 33.5           51.4            3.0          18.2             --         106.1
Unusual items                            (0.2)            --             --          (0.5)            --          (0.7)
                                      -------        -------         ------       -------        -------     ---------
OPERATING INCOME (LOSS)                  (5.7)         105.3            3.3          18.6             --         121.5
Other expense (income), net               0.7            0.9           (1.4)          0.1             --           0.3
Interest expense (income), net             --           24.5           (4.8)         (0.1)            --          19.6
Minority interest                          --             --             --           3.2             --           3.2
                                      -------        -------         ------       -------        -------     ---------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EQUITY INCOME                 (6.4)          79.9            9.5          15.4             --          98.4
Income taxes                              4.2          (32.2)            --          (3.2)            --         (31.2)
Equity income (loss)                     69.1            7.7           50.8            --         (127.9)         (0.3)
                                      -------        -------         ------       -------        -------     ---------
NET INCOME                            $  66.9        $  55.4         $ 60.3       $  12.2        $(127.9)    $    66.9
                                      =======        =======         ======       =======        =======     =========


COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                                AS OF OCTOBER 2, 2004
                               ------------------------------------------------------------------------------------
                                        COTT          COTT       GUARANTOR  NON-GUARANTOR  ELIMINATION
                                 CORPORATION BEVERAGES INC.   SUBSIDIARIES   SUBSIDIARIES      ENTRIES  CONSOLIDATED
                               ------------- --------------  -------------  ------------- ------------  ------------
ASSETS

CURRENT ASSETS

   Cash                              $   9.0       $  (1.5)        $    --       $  13.5     $     --      $   21.0
   Accounts receivable                  40.0         109.9            16.4          42.7        (23.3)        185.7
   Inventories                          20.7          74.7             5.7          26.0           --         127.1
   Prepaid and other assets              3.9          12.7             0.9           2.6           --          20.1
                                      ------       -------         -------       -------     --------      --------
                                        73.6         195.8            23.0          84.8        (23.3)        353.9
Property, plant and equipment           53.7         169.9            20.1          80.0           --         323.7
Goodwill                                21.8          46.0            13.5           0.8           --          82.1
Intangibles and other assets             0.7         179.1            11.9          46.1           --         237.8
Due from affiliates                     53.8           4.7            97.7         275.9       (432.1)           --
Investments in subsidiaries            331.5          74.4            55.7            --       (461.6)           --
                                     -------       -------         -------       -------     --------      --------
                                     $ 535.1       $ 669.9         $ 221.9       $ 487.6     $ (917.0)     $  997.5
                                     =======       =======         =======       =======     ========      ========

LIABILITIES

CURRENT LIABILITIES

   Short-term borrowings             $    --       $  56.0         $   0.9       $   4.8     $     --      $   61.7
   Current maturities of
     long-term debt                       --           0.8              --            --           --           0.8
   Accounts payable and
     accrued liabilities                31.6          88.1             8.7          53.7        (23.3)        158.8
                                     -------       -------         -------       -------     --------      --------
                                        31.6         144.9             9.6          58.5        (23.3)        221.3
Long-term debt                            --         272.5              --            --           --         272.5
Due to affiliates                       66.4         100.9           210.5          54.3       (432.1)           --
Deferred income taxes                    4.6          34.7              --           7.4           --          46.7
                                     -------       -------         -------       -------     --------      --------
                                       102.6         553.0           220.1         120.2       (455.4)        540.5
                                     -------       -------         -------       -------     --------      --------
Minority interest                         --            --              --          24.5           --          24.5

SHAREOWNERS' EQUITY
Capital stock
 Common shares                         285.5         275.8           142.7         451.4       (869.9)        285.5
Retained earnings (deficit)            150.2        (158.9)         (140.9)        (86.4)       386.2         150.2
Accumulated other
   comprehensive loss                   (3.2)           --              --         (22.1)        22.1          (3.2)
                                     -------       -------         -------       -------     --------      --------
                                       432.5         116.9             1.8         342.9       (461.6)        432.5
                                     -------       -------         -------       -------     --------      --------
                                     $ 535.1       $ 669.9         $ 221.9       $ 487.6     $ (917.0)     $  997.5
                                     =======       =======         =======       =======     ========      ========


COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)



                                                      FOR THE NINE MONTHS ENDED OCTOBER 2, 2004
                                  -------------------------------------------------------------------------------------
                                         COTT           COTT       GUARANTOR  NON-GUARANTOR  ELIMINATION
                                  CORPORATION  BEVERAGES INC.   SUBSIDIARIES   SUBSIDIARIES      ENTRIES    CONSOLIDATED
                                  -----------  --------------   ------------   ------------  -----------    ------------
OPERATING ACTIVITIES
Net income                            $  66.9        $  55.4         $  60.3        $ 12.2     $ (127.9)        $  66.9
Depreciation and amortization             7.0           23.2             4.3          10.2           --            44.7
Amortization of financing fees             --            0.5              --            --           --             0.5
Deferred income taxes                    (2.3)           8.0              --           1.0           --             6.7
Minority interest                          --             --              --           3.2           --             3.2
Equity income (loss), net of
   distributions                        (69.1)          (3.2)          (50.8)           --        123.4             0.3
Other non-cash items                      0.9           (0.8)             --           0.7           --             0.8
Net change in non-cash
   working capital                      (14.0)         (27.9)           (6.1)          0.1           --           (47.9)
                                      -------        -------         -------        ------     --------         -------
Cash provided by (used in)
   operating activities                 (10.6)          55.2             7.7          27.4         (4.5)           75.2
                                      -------        -------         -------        ------     --------         -------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                         (6.1)         (29.6)           (2.7)         (5.2)          --           (43.6)
Acquisition of production
   capacity                                --           (3.8)             --            --           --            (3.8)
Acquisitions and equity
   investments                             --          (17.7)             --            --           --           (17.7)
Advances to affiliates                    3.5             --            (9.8)           --          6.3              --
Investment in subsidiary                 (5.0)            --              --            --          5.0              --
Other investing activities                0.7            2.5             0.2           0.4           --             3.8
                                      -------        -------         -------        ------     --------         -------
Cash used in investing
   activities                            (6.9)         (48.6)          (12.3)         (4.8)        11.3           (61.3)
                                      -------        -------         -------        ------     --------         -------

FINANCING ACTIVITIES
Payments of long-term debt                 --           (1.1)             --          (2.1)          --            (3.2)
Short-term borrowings                      --          (16.2)           (0.2)         (0.1)          --           (16.5)
Advances from affiliates                   --            9.8              --          (3.5)        (6.3)             --
Distributions to subsidiary
   minority shareowner                     --             --              --          (4.3)          --            (4.3)
Issue of common shares                   12.8             --             5.0            --         (5.0)           12.8
Dividends paid                             --             --              --          (4.5)         4.5              --
Other financing activities                 --             --            (0.3)           --           --            (0.3)
                                      -------        -------         -------        ------     --------         -------
Cash provided by (used in)
   financing activities                  12.8           (7.5)            4.5         (14.5)        (6.8)          (11.5)
                                      -------        -------         -------        ------     --------         -------
Effect of exchange rate
   changes on cash                        0.3             --              --          (0.1)          --             0.2
                                      -------        -------         -------        ------     --------         -------
NET INCREASE (DECREASE) IN CASH          (4.4)          (0.9)           (0.1)          8.0           --             2.6
CASH, BEGINNING OF PERIOD                13.4           (0.6)            0.1           5.5           --            18.4
                                      -------        -------         -------        ------     --------         -------
CASH, END OF PERIOD                   $   9.0        $  (1.5)        $    --        $ 13.5     $     --         $  21.0
                                      =======        =======         =======        ======     ========         =======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003
                                 ---------------------------------------------------------------------------------------
                                          COTT           COTT     GUARANTOR   NON-GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                 -------------- -------------- ------------- -------------- ------------- --------------
SALES                                 $  65.1        $ 253.3         $ 11.8        $ 72.2        $ (12.6)      $ 389.8
Cost of sales                            53.4          203.4            9.5          61.0          (12.6)        314.7
                                      -------        -------         ------        ------        -------       -------
GROSS PROFIT                             11.7           49.9            2.3          11.2             --          75.1
Selling, general and
   administrative expenses                5.0           17.2            1.4           5.5             --          29.1
                                      -------        -------         ------        ------        -------       -------

OPERATING INCOME                          6.7           32.7            0.9           5.7             --          46.0

Other expense (income), net              (0.6)          (0.2)            --           0.2             --          (0.6)
Interest expense (income), net           (0.1)           7.9           (1.2)          0.2             --           6.8
Minority interest                          --             --             --           0.8             --           0.8
                                      -------        -------         ------        ------        -------       -------

INCOME BEFORE INCOME TAXES AND
   EQUITY INCOME                          7.4           25.0            2.1           4.5             --          39.0

Income taxes                             (2.5)          (9.6)            --          (1.2)            --         (13.3)
Equity income                            20.8            1.7           16.2            --          (38.7)           --
                                      -------        -------         ------        ------        -------       -------
NET INCOME                            $  25.7        $  17.1         $ 18.3        $  3.3        $ (38.7)      $  25.7
                                      =======        =======         ======        ======        =======       =======



                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003
                                 -----------------------------------------------------------------------------------------
                                          COTT           COTT       GUARANTOR  NON-GUARANTOR     ELIMINATION
                                   CORPORATION  BEVERAGES INC.   SUBSIDIARIES   SUBSIDIARIES         ENTRIES  CONSOLIDATED
                                 -------------- -------------- -------------- --------------     -----------  -------------
SALES                                 $ 178.7        $ 719.8        $ 32.5        $ 185.3           $ (43.1)     $ 1,073.2
Cost of sales                           148.5          573.9          27.2          158.3             (43.1)         864.8
                                      -------        -------        ------        -------           -------      ---------
GROSS PROFIT                             30.2          145.9           5.3           27.0                --          208.4
Selling, general and
   administrative expenses               16.9           55.6           4.1           16.6                --           93.2
Unusual items                              --           (0.2)           --           (0.6)                            (0.8)
                                      -------        -------        ------        -------           -------      ---------
OPERATING INCOME                         13.3           90.5           1.2           11.0                --          116.0

Other expense (income), net               0.3           (0.1)           --            0.6                --            0.8
Interest expense (income), net           (0.1)          24.7          (3.4)          (0.1)               --           21.1
Minority interest                          --             --            --            2.1                --            2.1
                                      -------        -------        ------        -------           -------      ---------

INCOME BEFORE INCOME TAXES AND
   EQUITY INCOME                         13.1           65.9           4.6            8.4                             92.0

Income taxes                             (4.2)         (24.7)           --           (2.2)               --          (31.1)
Equity income (loss)                     51.9            3.4          43.4             --             (98.8)          (0.1)
                                      -------        -------        ------        -------           -------      ---------
NET INCOME                            $  60.8        $  44.6        $ 48.0        $   6.2           $ (98.8)     $    60.8
                                      =======        =======        ======        =======           =======      =========

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)


                                                                AS OF JANUARY 3, 2004
                                ---------------------------------------------------------------------------------------
                                        COTT           COTT      GUARANTOR  NON-GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES       ENTRIES    CONSOLIDATED
                                ------------- --------------- ------------- -------------  -------------- --------------
ASSETS

CURRENT ASSETS
   Cash                              $  13.4       $  (0.6)         $  0.1       $   5.5     $     --        $   18.4
   Accounts receivable                  46.6          89.2            11.6          41.5        (40.1)          148.8
   Inventories                          16.3          54.1             4.3          19.7           --            94.4
   Prepaid and other assets              1.9           1.2             0.8           1.6           --             5.5
                                     -------       -------          ------       -------     --------        --------
                                        78.2         143.9            16.8          68.3        (40.1)          267.1
Property, plant and equipment           56.1         154.7            21.2          82.3           --           314.3
Goodwill                                21.2          46.1            13.5           0.8           --            81.6
Intangibles and other assets             2.2         181.4            12.6          49.6           --           245.8
Due from affiliates                     57.5           4.8            87.9         275.4       (425.6)             --
Investments in subsidiaries            252.2          76.0             4.8            --       (333.0)             --
                                     -------       -------          ------       -------     --------        --------
                                     $ 467.4       $ 606.9          $156.8       $ 476.4     $ (798.7)       $  908.8
                                     =======       =======          ======       =======     ========        ========

LIABILITIES

CURRENT LIABILITIES
   Short-term borrowings             $    --       $  72.2          $  1.0       $   4.9     $     --        $   78.1
   Current maturities of
     long-term debt                       --           1.1              --           2.2           --             3.3
   Accounts payable and
     accrued liabilities                47.0          80.9             6.4          46.3        (40.1)          140.5
                                     -------       -------          ------       -------     --------        --------
                                        47.0         154.2             7.4          53.4        (40.1)          221.9
Long-term debt                            --         275.7              --            --           --           275.7
Due to affiliates                       65.9          91.1           210.5          58.1       (425.6)             --
Deferred income taxes                    9.4          24.4             2.4           4.3           --            40.5
                                     -------       -------          ------       -------     --------        --------
                                       122.3         545.4           220.3         115.8       (465.7)          538.1
                                     -------       -------          ------       -------     --------        --------
Minority interest                         --            --              --          25.6           --            25.6

SHAREOWNERS' EQUITY
Capital stock
     Common shares                     267.9         275.8           137.7         451.4       (864.9)          267.9
Retained earnings (deficit)             83.3        (214.3)         (201.2)        (94.1)       509.6            83.3
Accumulated other
   comprehensive loss                   (6.1)           --              --         (22.3)        22.3            (6.1)
                                     -------       -------          ------       -------     --------        --------
                                       345.1          61.5           (63.5)        335.0       (333.0)          345.1
                                     -------       -------          ------       -------     --------        --------
                                     $ 467.4       $ 606.9          $156.8       $ 476.4     $ (798.7)       $  908.8
                                     =======       =======          ======       =======     ========        ========


COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)



                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003
                                ---------------------------------------------------------------------------------------
                                                                                     NON-
                                        COTT           COTT      GUARANTOR      GUARANTOR   ELIMINATION
                                 CORPORATION  BEVERAGES INC.  SUBSIDIARIES   SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                ------------- --------------- ------------- -------------- ------------- --------------
OPERATING ACTIVITIES

Net income                          $  60.8        $  44.6        $  48.0         $  6.2        $ (98.8)      $  60.8
Depreciation and amortization           6.0           18.6            4.4            8.9             --          37.9
Amortization of financing fees           --            1.5             --             --             --           1.5
Deferred income taxes                   4.0            4.1             --            2.0             --          10.1
Minority interest                        --             --             --            2.1             --           2.1
Equity income (loss), net of
   distributions                      (51.9)          (0.5)         (43.5)            --           96.0           0.1
Other non-cash items                    0.7           (1.2)            --            0.5             --            --
Net change in non-cash
   working capital                     (6.1)           2.5           (4.9)           4.0             --          (4.5)
                                    -------        -------        -------         ------        -------       -------
Cash provided by operating
   activities                          13.5           69.6            4.0           23.7           (2.8)        108.0
                                    -------        -------        -------         ------        -------       -------
INVESTING ACTIVITIES

Additions to property, plant
   and equipment                       (8.3)         (13.0)          (1.1)         (12.5)            --         (34.9)
Acquisitions and equity
   investments                           --             --             --            0.5             --           0.5
Notes receivable                       (2.5)            --             --             --             --          (2.5)
Advances to affiliates                  2.9           (0.2)          (8.3)          (6.0)          11.6            --
Investment in subsidiary               (8.0)            --             --             --            8.0            --
Other investing activities              0.2           (0.5)           0.1             --             --          (0.2)
                                    -------        -------        -------         ------        -------       -------
Cash used in investing
   activities                         (15.7)         (13.7)          (9.3)         (18.0)          19.6         (37.1)
                                    -------        -------        -------         ------        -------       -------

FINANCING ACTIVITIES

Payments of long-term debt               --          (87.7)            --           (0.5)            --         (88.2)
Short-term borrowings                  (2.6)          19.5            0.6            2.2             --          19.7
Advances from affiliates                0.6           13.3             --           (2.2)         (11.7)           --
Distributions to subsidiary
   minority shareowner                   --             --             --           (2.8)            --          (2.8)
Issue of common shares                  6.7             --            5.0            3.0           (8.0)          6.7
Dividends paid                           --             --             --           (2.9)           2.9            --
Other financing activities               --             --           (0.3)            --             --          (0.3)
                                    -------        -------        -------         ------        -------       -------
Cash provided by (used in)
   financing activities                 4.7          (54.9)           5.3           (3.2)         (16.8)        (64.9)
                                    -------        -------        -------         ------        -------       -------
Effect of exchange rate
   changes on cash                     (0.1)            --             --            0.2             --           0.1
                                    -------        -------        -------         ------        -------       -------
NET INCREASE IN CASH                    2.4            1.0             --            2.7             --           6.1
CASH, BEGINNING OF PERIOD                --             --            0.1            3.2             --           3.3
                                    -------        -------        -------         ------        -------       -------
CASH, END OF PERIOD                 $   2.4        $   1.0        $   0.1         $  5.9        $    --       $   9.4
                                    =======        =======        =======         ======        =======       =======