Form 10-K
period 2005-01-01
COTT CORP /CN/
filed 2005-03-16
CIK 884713

                                  United States
                       Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended January 1, 2005

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ________ to _____

                        Commission file number 000-19914

                                COTT CORPORATION

             (Exact name of registrant as specified in its charter)

                   CANADA                                    NONE
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
              or Organization)

    207 QUEEN'S QUAY WEST, SUITE 340,
            TORONTO, ONTARIO                                M5J 1A7
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (416) 203-3898

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class               Name of each exchange on which registered
------------------------------------------    -----------------------------------------
COMMON SHARES WITHOUT NOMINAL OR PAR VALUE             NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of July 3, 2004 (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange on July 2,
2004) was $2,290,445,447.

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made.)

The number of shares outstanding of the registrant's common stock as of February 28, 2005 was 71,524,720.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----

                                                           PART I
Item 1           Business..................................................................................    26
Item 2           Properties................................................................................    30
Item 3           Legal Proceedings.........................................................................    31
Item 4           Submission of Matters to a Vote of Security Holders.......................................    31
                 Supplemental Item Part  I - Executive Officers of Cott....................................    32

                                                           PART II
Item 5           Market for the Registrant's Common Equity and Related Shareowner Matters .................    33
Item 6           Selected Financial Data ..................................................................    35
Item 7           Management's Discussion and Analysis of Financial Condition and Results of Operations ....    36
Item 7A          Quantitative and Qualitative Disclosures about Market Risk ...............................    48
Item 8           Financial Statements and Supplementary Data                                                   49
                      Report of Management.................................................................    49
                      Report of Independent Registered Public Accounting Firm..............................    50
                      Consolidated Statements of Income for fiscal years ended 2004, 2003 and 2002.........    52
                      Consolidated Balance Sheets as of the fiscal years ended 2004 and 2003...............    53
                      Consolidated Statements of Shareowners' Equity for the fiscal years ended 2004, 2003
                         and 2002..........................................................................    54
                      Consolidated Statements of Cash Flows for the fiscal years ended 2004, 2003 and 2002.    55
                      Notes to the Consolidated Financial Statements for the fiscal years ended 2004, 2003
                         and 2002..........................................................................    56
                      Quarterly Financial Information......................................................    72
Item 9           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    73
Item 9A          Controls and Procedures...................................................................    73

                                                          PART III
Item 10          Directors and Executive Officers..........................................................    74
Item 11          Executive Compensation....................................................................    74
Item 12          Security Ownership of Certain Beneficial Owners and
                   Management and Related Shareowner Matters...............................................    75
Item 13          Certain Relationships and Related Transactions............................................    75
Item 14          Principal Accountant Fees and Services ...................................................    75

                                                           PART IV
Item 15          Exhibits and Financial Statement Schedules ...............................................    76

------------------------------------------------------------------------------

     Our consolidated financial statements are prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

     Any reference to 2004, 2003 and 2002 corresponds to the year-end dates January 1, 2005, January 3, 2004 and December 28, 2002 respectively.

DOCUMENTS

INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2005 Annual Meeting of Shareowners, to be filed within 120 days of January 1, 2005, are incorporated by reference in Part III.

      Such report, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

FORWARD-LOOKING

STATEMENTS

In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and our future results. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict,"" project," "should" and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

      Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on these assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct.

      The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

- loss of key customers, particularly Wal-Mart, and the commitment of our retailer brand beverage customers to their own retailer brand beverage programs;

- increases in competitor consolidations and other market-place competition, particularly among branded beverage products;

- our ability to identify acquisition and alliance candidates and to integrate into our operations the businesses and product lines that we acquire or become allied with;

- our ability to secure additional production capacity either through acquisitions or third party manufacturing arrangements;

-     our ability to restore plant efficiencies and lower logistics costs;

- fluctuations in the cost and availability of beverage ingredients and packaging supplies, and our ability to maintain favorable arrangements and relationships with our suppliers;

- unseasonably cold or wet weather, which could reduce demand for our beverages;

- our ability to protect the intellectual property inherent in new and existing products;

- adverse rulings, judgments or settlements in our existing litigation, and the possibility that additional litigation will be brought against us;

- product recalls or changes in or increased enforcement of the laws and regulations that affect our business;

- currency fluctuations that adversely affect the exchange between the U.S. dollar on the one hand and the pound sterling, the Canadian dollar and other currencies on the other;

-     changes in tax laws and interpretations of tax laws;

- changes in consumer tastes and preferences and market demand for new and existing products;

- interruption in transportation systems, labor strikes, work stoppages or other interruptions or difficulties in the employment of labor or transportation in our markets; and

-     changes in general economic and business conditions.

      Many of these factors are described in greater detail in this report and in other filings that we make with the U.S. Securities and Exchange Commission ("SEC") and the Canadian securities regulatory authorities. We undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this report. Undue reliance should not be placed on forward-looking statements.

      All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART I

ITEM 1.
BUSINESS

OUR COMPANY

We operate in the U.S. through an indirect wholly owned subsidiary, Cott Beverages Inc., in Canada through the Cott Beverages Canada division, in the U.K. through an indirect wholly owned subsidiary, Cott Beverages Ltd., and in Mexico through an indirect 90% owned subsidiary, Cott Embotelladores de Mexico, S.A. de C.V.

      We incorporated in 1955 and are governed by the Canada Business Corporation Act. Our registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and our principal executive offices are located at 207 Queen's Quay West, suite 340, Toronto, Ontario, Canada M5J 1A7.

PRINCIPAL MARKETS AND PRODUCTS

We are the leading supplier of premium quality retailer brand carbonated soft drinks in the U.S., Canada and the U.K. Based on industry information, we estimate that we produce (either directly or through third party manufacturers with whom we have co-packing agreements) approximately 68% of all private label carbonated soft drinks sold in the U.S., 38% of those sold in the U.K. and 97% of those sold in Canada. In addition to carbonated soft drinks, our product lines include clear, sparkling flavored beverages, juices and juice-based products, bottled water, energy drinks and iced teas. During the year ended January 1, 2005, approximately 93% of all of the beverages we sell in 8-ounce equivalents, in the U.S., Canada and the U.K. are under customer controlled retailer brands, and the remainder are sold under brand names that we either own or license from others. Sales of carbonated soft drinks and flavored sparkling waters represented approximately 87% of beverages sold in 8-ounce equivalents.

      In recent years, we expanded our business through acquisitions and growth with key customers. We believe that opportunities exist to increase sales of beverages in our markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution and introducing new products.

      During the past five years, we expanded and strengthened our production and distribution capabilities in the U.S., Canada, U.K. and Mexico through a series of acquisitions totaling $316.0 million.

RECENT ACQUISITIONS

In March 2004, we acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC ("Cardinal") located in Kentucky for $17.8 million and in October 2004 we acquired certain of the assets of Metro Beverage Co. ("Metro"), a soft drink manufacturer based in Columbus, Ohio for $16.8 million. These acquisitions increase production capacity to help address our U.S. manufacturing requirements.

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information about segments and geographic areas, see note 24 to the consolidated financial statements, found on pages 70 to 71 of this Annual Report on Form 10-K.

MANUFACTURING AND DISTRIBUTION

Approximately 80% of our beverages produced in the U.S. were manufactured in facilities that we or third party manufactures, with whom we have long-term co-packing agreements, either own or lease. We manufacture virtually all of our Canadian beverages and all of our U.K. and Mexican beverages in facilities that we either own or lease. We rely on third parties to produce and distribute products in areas or markets where we do not have our own production facilities, such as continental Europe, or when additional production capacity is required.

      Our products are either picked up by customers at our facilities or delivered by us, a common carrier, or third party distributors to either the customer's distribution centers or directly to retail locations.

      We may be liable if the consumption of any of our products causes injury, illness or death. We also may be required to recall some of our products if they become contaminated or are damaged or mislabeled. A significant unfavorable product liability judgment or a widespread product recall could have a material adverse effect on our results of operations or cash flows. As of February 28, 2005, we were insured against product liability claims with a limitation of $85 million and a $0.2 million deductible per occurrence with an annual aggregate of $0.5 million. We are also insured against product recalls with a limitation of $10 million and a $2 million deductible. We believe that our insurance coverage is adequate.

INGREDIENTS AND PACKAGING SUPPLIES

The principal raw materials required to produce our products are polyethylene terephthalate ("PET") bottles, caps and PET performs, cans and lids, labels, cartons and trays, concentrates, sweeteners and carbon dioxide.

      We typically enter into annual supply arrangements rather than long-term contracts with our suppliers, which means that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we must either renegotiate the contracts with our incumbent suppliers or we would be required to find an alternative source for supply. With respect to some of our key packaging supplies, such as aluminum cans and lids and PET bottles, and some of our key ingredients, such as artificial sweeteners, we have entered into long-term supply agreements, the terms of which range from 1 to 7 years, and therefore we are assured for a supply of those key packaging supplies and ingredients for a longer period of time. During 2004, we extended our supply contract with Crown Cork & Seal USA, Inc. ("CCS") from its original expiration date of December 31, 2006 to December 31, 2011. The contract provides that CCS will supply all of our aluminum can and end requirements worldwide, subject to certain exceptions. The contract contains a pricing mechanism for certain materials, standard representations, warranties, indemnities and termination events, including termination events related to bankruptcy or insolvency of either party. As with our annual supply contracts, we must either renegotiate these long-term supply agreements with the incumbent suppliers when they expire or find alternative sources for supply.

      We rely upon our ongoing relationships with our key suppliers to support our operations. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or, alternatively, if we are unable to renegotiate contracts with our key suppliers, we believe that we could replace them. We could, however, incur higher ingredient and packaging supply costs in renegotiating contracts with existing suppliers or replacing those suppliers or we could experience temporary dislocations in our ability to deliver products to our customers, either of which could have a material adverse effect on our results of operations.

      We do not believe that any of the ingredients or packaging materials that are used to produce or package our products are currently in short supply, although the supply of specific ingredients and packaging materials could be adversely affected by economic factors such as industry consolidation, energy shortages, governmental controls, labor disputes and other factors.

      The majority of our ingredient and packaging supply contracts allow our suppliers to alter the costs they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans, resin for PET bottles and high fructose corn syrup for sweeteners are examples of these underlying commodities. In addition, the contracts for certain of our ingredients and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits and in other cases, they are not. These changes in the prices that we pay for ingredients and packaging materials occur at times that vary by product and supplier, but are principally on semi-annual and annual bases. Accordingly, we bear the risk of increases in the costs of these ingredients and packaging materials, including the underlying costs of the commodities that comprise them and, to some extent, the costs of converting those commodities into finished products. We do not use derivatives to manage this risk. If the cost of these ingredients or packaging materials increase, we may be unable to pass these costs along to our customers through adjustments to the prices we charge. If we cannot pass on these increases to our customers on a timely basis, they could have a material adverse effect on our results of operations.

TRADE SECRETS, TRADEMARKS AND LICENSES

We sell the majority of our beverages to retailer brand customers who own the trademarks associated with those products. We are the registered owner of various trademarks that are important to our worldwide business, including Cott(TM) in North America, as well as Stars & Stripes(TM), Vess(TM), Vintage(TM), Top Pop(TM), and City Club(TM) in the U.S., Red Rooster(TM) and Ben Shaws(TM) in the U.K. and RC(TM) in more than 100 countries outside of North America. We are licensed to use certain trademarks, including Chubby(TM) in Canada and the U. S. and RC(TM) in certain regions of Canada, Carters(TM) in the U.K. and Jarritos(TM) in Mexico. Trademarks are generally of indefinite duration and the licenses to which we are a party are of varying terms, certain of which are perpetual.

      Our success depends in part on our intellectual property which includes trade secrets in the form of concentrate formulas for our beverages and trademarks for the names of the beverages we sell. We either own the trademarks for the products that we sell or license them from our retailer brand customers and other third parties. To protect this intellectual property, we rely principally on contractual restrictions in agreements (such as nondisclosure and confidentiality agreements) with employees, consultants and customers, and on the common law of trade secrets and proprietary "know-how". We also emphasize correct use of our trademarks and will vigorously pursue any party that infringes on our trademarks, using all available legal remedies.

      We may not be successful in protecting our intellectual property for a number of reasons, including:

- competitors may independently develop intellectual property that is similar to or better than ours;

- employees, consultants and customers may not abide by their contractual agreements and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;

- foreign intellectual property laws may not adequately protect our intellectual property rights; and

-     trademarks may be challenged, invalidated or circumvented.

      If we are unable to protect our intellectual property, it would weaken our competitive position, and we could face significant expense to protect or enforce our intellectual property rights.

      If we are found to infringe on the intellectual property rights of others, we could incur significant damages, be enjoined from continuing to manufacture, market or use the affected product, or be required to obtain a license to continue manufacturing or using the affected product. A license could be very expensive to obtain or may not be available at all. Similarly, changing products or processes to avoid infringing the rights of others may be costly or impracticable.

      Occasionally, third parties may assert that we are, or may be, infringing on or misappropriating their intellectual property rights. In these cases, we intend to defend against claims or negotiate licenses where we consider these actions appropriate. Intellectual property cases are uncertain and involve complex legal and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from business operations.

SEASONALITY OF SALES

Sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

CUSTOMERS

A significant portion of our sales are concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of the U.S., Canada and the U.K. For the year ended January 1, 2005, sales to Wal-Mart Stores, Inc. and its affiliates (collectively, "Wal-Mart") accounted for approximately 40% of total sales. Wal-Mart was the only customer that accounted for more that 10% of our total sales in that period. For the same period, our top ten customers accounted for approximately 68% of total sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of sales for the foreseeable future. The loss of Wal-Mart, or customers which in the aggregate represent a significant portion of our sales, would have a material adverse effect on our operating results and cash flows.

COMPETITION

The carbonated soft drink category is highly competitive in each region in which we compete. The brands owned by the three major national soft drink companies, Coca-Cola, Pepsi and Cadbury Schweppes, control approximately 82% of the aggregate take-home volume of soft drink sales in the combined U. S., Canadian and U. K . markets. Those companies have significant financial resources, direct store delivery systems, and spend heavily on promotional programs. These factors enable their personnel to visit retailers frequently to sell new items, stock shelves and build displays. The carbonated soft drink market is highly competitive and competition for incremental volume is intense.

      In addition, we face competition in the U.S. and U.K. from regional soft drink manufacturers who sell aggressively priced brands and, in many cases, also supply retailer brand products. A number of larger U.S. retailers also self-manufacture products for their own needs and consistently approach other retailers seeking additional business.

      Generally, carbonated soft drinks compete against all forms of liquid beverages including water, teas, coffees and juice-based beverages for consumers' shopping preferences.

      The competitive pressures in the carbonated soft drink industry are significant. However, we seek to differentiate ourselves by offering our customers efficient distribution methods, high-quality products, category management strategies, strategies for packaging and marketing and superior service.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

Our operations and properties are subject to various federal, state, provincial, local and foreign laws and regulations.

      As a producer of beverages, we must comply with production, packaging , quality, labeling and distribution standards in each of the countries where we operate, including, in the U.S., those of the federal Food, Drug and Cosmetic Act. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks.

      We do not expect to make any material expenditures in connection with environmental remediation and compliance. However, compliance with, or violation of, future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition and results of operations.

THE ONTARIO ENVIRONMENTAL PROTECTION ACT ("EPA")

EPA regulations provide that a minimum percentage of a bottler's soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for non-compliance is a fine, which for companies ranges from $50,000 per day on which the offense occurs or continues for the first conviction to $100,000 per day for each subsequent conviction, although such fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense. We, and we believe other industry participants, are currently not in compliance with the requirements of the EPA. To comply with these requirements we, and we believe many other industry participants, would have to significantly increase sales in refillable containers to a minimum refillable sales ratio of 30%. We are not in compliance with these regulations and do not expect to be in the foreseeable future. Ontario is not enforcing the EPA at this time, despite the fact that they are still in effect and not amended, but if it chose to enforce it in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 4% of our sales would be affected by the possible limitation of sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the EPA against us. Moreover, the Ontario Ministry of the Environment released a report in 1997 stating that these EPA regulation are "outdated and unworkable". However, despite the "unworkable" nature of the EPA regulations, they have not yet been revoked.

      We believe that the magnitude of the potential fines that we could incur if the Ontario Ministry of the Environment chose to enforce these regulations is such that the costs to us of non-compliance could be, although are not contemplated to be, significant. However, our management believes that such enforcement is very remote and, in any event, these regulations are expected to be revoked in the near future given the more recent regulatory activity in this area as described below.

      In December of 2003, the Ontario Ministry of the Environment approved the Blue Box Program, which included provisions regarding industry responsibility for 50% of the net cost of the Program. Generally, the company that owns the intellectual property rights to the brand of a product, or is the licensee of those rights, and that manufactures, packages or distributes a product for sale in Ontario or causes such manufacturing , packaging or distributing of a product in Ontario, will be liable for the costs under the Program. We generally do not own the intellectual property rights to the brands of our products. Rather, we generally manufacture, package and distribute products for and on behalf of Ontario-based third party customers who are the brand owners and we do not believe that any costs for which we might be ultimately responsible would have a material adverse effect on our results of operations; however we cannot guarantee this outcome.

EMPLOYEES

As of January 1, 2005, we had approximately 3,236 employees, of whom an estimated 1,839 were located in the U.S., 787 were located in Canada, 375 were located in the U.K. and 235 were located in Mexico. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical in the beverage industry. As these agreements expire, we believe they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be good.

AVAILABILITY OF INFORMATION AND OTHER MATTERS

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended , are available free of charge from our website at www.cott.com, when such reports are available on the Securities and Exchange Commissions website, www.sec.gov. The information found on our website is not part of this or any other report that we file with, or furnish to, the Securities and Exchange Commission or to Canadian securities regulators.

      Our chief executive officer is required by the rules of the New York Stock Exchange (the "NYSE") to certify annually to the NYSE that he is not aware of any violation by us of our corporate governance listing standards. Our chief executive officer made such certification to the NYSE as of May 20, 2004.

      We are responsible for establishing and maintaining adequate internal control over financial reporting as required by the U.S. Securities and Exchange Commission. See Management's Report on Internal Control over Financial Reporting on page 73.

ITEM 2.
PROPERTIES

We operate eleven beverage production facilities in the U.S., seven of which we own and four of which we lease, as well as the global concentrate manufacturing facility in Columbus, Georgia, which we own. We operate seven beverage production facilities in Canada; five of which we own and two of which we lease. In the U.K., we own and operate two beverage production facilities. We lease and operate one beverage production facility in Mexico. Total square footage of our production facilities are approximately 2,128,948 in the U.S., including the concentrate facility; 992,467 in Canada; 543,910 in the U.K.; and 111,278 in Mexico. Lease terms for non-owned beverage production facilities expire between 2008 and 2019.

ITEM 3.
LEGAL PROCEEDINGS

In August 1999, we were named as a defendant in an action styled North American Container, Inc. v. Plastipak Packaging Inc, et al., filed in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff, North American Container, Inc., has sued over forty defendants, alleging, among other things, that we infringed on their U.S. patent relating to plastic containers. The complaint subsequently was amended to include a Reissue Patent based on the original patent in suit. We believe, based on the current facts and circumstances of the case, that North American Container's likelihood of success is remote. In addition, we are entitled to indemnification for more than 95% of any damages we incur in connection with this suit and we believe that the party obligated to provide such indemnification has the resources necessary to satisfy such indemnification obligation should damages be awarded against us. For these reasons, we believe that the probability that the outcome of this litigation will have a material adverse effect on us is remote.

      During the last week of February 2004, the district court in which this suit was pending dismissed all of the plaintiff's claims against all of the defendants, including us. The district court's decision to dismiss the suit is consistent with our previous determination that the plaintiff's likelihood of success was remote. Although the plaintiff has appealed the district court's decision, we do not believe that the resolution of this suit will have a material adverse effect on our financial condition and results of operations. We do not believe the plaintiff will ultimately be successful in this suit.

      In January 2005, we were named as one of many defendants in a class action claim, styled The Consumers' Association of Canada and Bruce Cran v. Coca-Cola Bottling Ltd. et al., filed in the Supreme Court of British Columbia.

      The plaintiffs are suing over 30 defendants, consisting of beverage manufacturers, retailers and Encorp Pacific (Canada), the government-approved steward of British Columbia's container deposit program, alleging the unauthorized use by the defendants of container deposits collected from consumers and the imposition of an unlawful container recycling fee on consumers.

      The relief sought by the plaintiffs includes a declaration that C$70 million in container deposits were unlawfully converted by the defendants and are held on constructive trust for consumers and the repayment of C$60 million collected as container recycling fees.

      In February 2005, similar class action claims, styled Kruger et al. v. Pepsi-Cola Beverage Ltd. et al., were filed in the Superior Courts of a number of other Canadian provinces, naming essentially the same defendants, including us, plus the other regional stewardship agencies.

      We are investigating these matters; however, legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Since the litigation is at a very preliminary stage, sufficient information regarding the merits of these claims is not yet available to us.

      We are engaged in various litigation matters in the ordinary course of our business. While we cannot predict with certainty the outcome of these matters, we believe that the resolution of these matters will not have a material adverse effect on our financial condition and results of operations.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareowners during the fourth quarter of 2004.

SUPPLEMENTAL ITEM PART I.
EXECUTIVE OFFICERS OF COTT CORPORATION

The following is a list of names and ages of all of our executive officers as of February 28, 2005, and the positions and offices that each of them holds.

Name and Municipality of Residence   Office                                                      Age   Period Served as Officer
JOHN K. SHEPPARD
Hillsborough County, Florida         President & Chief Executive Officer                          47   2002 to present

MARK BENADIBA
Toronto, Ontario                     Executive Vice President, Canada & International             51   1990 to present

ROBERT J. FLAHERTY
Alpharetta, Georgia                  Executive Vice President, President, U.S. Operations         49   2005 to present

RAYMOND P. SILCOCK
Loveladies, New Jersey               Executive Vice President & Chief Financial Officer           54   1998 to present

MARK R. HALPERIN
Toronto, Ontario                     Senior Vice President , General Counsel & Secretary          47   1995 to present

COLIN D. WALKER
London, Ontario                      Senior Vice President, Corporate Resources                   47   1998 to present

CATHERINE  M. BRENNAN
Toronto, Ontario                     Vice President, Treasurer                                    47   1999 to present

TINA DELL'AQUILA
Toronto, Ontario                     Vice President, Controller & Assistant Secretary             42   1998 to present

IVANO R. GRIMALDI
Rosemere, Quebec                     Vice President, Global Procurement                           47   2000 to present

P. EDMUND O'KEEFFE
Toronto, Ontario                     Vice President, Investor Relations & Corporate Development   40   1999 to present

PREM VIRMANI
Columbus, Georgia                    Vice President, Technical Services                           59   1991 to present

LEN WATSON
Toronto, Ontario                     Vice President, Chief Information Officer                    56   2004 to present

      During the last five years, the above persons have been engaged in their principal occupations or in other executive capacities with us except as follows:

- prior to January 2002, John K. Sheppard was President and Chief Executive Officer of ServiceCentral Technologies, Inc., a software development company that specializes in field service management;

- prior to January 2005, Robert J. Flaherty was engaged in various consulting assignments. Prior to November 2002, he was President and Chief Operating Officer of Med Center Direct.Com, an e-commerce technology company;

- prior to September 2004, Len Watson was Senior Vice President, Consulting Services responsible for the Greater Toronto Area business unit of CGI Group Inc. Prior to February 2001, he was Vice President, Consulting Services of the Toronto business unit of LGS Group Inc., a subsidiary of IBM. Prior to July 2000, he was Vice President and Managing Director of the Ontario business unit of DMR Consulting Group Inc., which provides information technology consulting and application outsourcing.

PART II
ITEM 5.
MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

Our common shares are listed on the Toronto Stock Exchange (the "TSX") under the ticker symbol "BCB," and on the New York Stock Exchange (the "NYSE") under the ticker symbol "COT."

      The tables below show the high and low reported per share sales prices of common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods of the years ended January 1, 2005 and January 3, 2004.

TORONTO STOCK EXCHANGE (C$)

                              2004           2003
                          -------------  ------------
                          High     Low   High    Low
                          -----  ------  -----  -----
January 1-March 31        40.05   35.21  29.45  22.79
April 1-June 30           45.59   38.55  29.62  23.70
July 1-September 30       43.41   33.18  33.00  27.15
October 1-December 31     37.06   29.04  37.10  31.52

NEW YORK STOCK EXCHANGE (U. S. $)

                              2004           2003
                          -------------  ------------
                          High    Low    High    Low
                          -----  ------  -----  -----
January 1-March 31        30.35  27.37   19.10  15.53
April 1-June 30           33.36  28.91   21.52  16.33
July 1-September 30       32.89  25.75   23.61  19.93
October 1-December 31     29.19  23.77   28.32  23.41

      As of February 28, 2005, we had 737 shareowners of record. This number was determined from records maintained by our transfer agent and it does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 28, 2005 was C$29.95 on the TSX and $24.01 on the NYSE.

      We have not paid cash dividends since June 1998. There are certain restrictions on the payment of dividends under the credit facility and the indenture governing the 8% senior subordinated notes maturing in 2011. The most restrictive is the quarterly limitation on dividends based on the prior quarter's earnings. We currently can pay dividends subject to these limitations.

      If we were to pay dividends to shareowners who are U.S. residents, those dividends would generally be subject to Canadian withholding tax. Under current Canadian tax law, dividends paid by a Canadian corporation to a nonresident shareowner are generally subject to Canadian withholding tax at a 25% rate. Under the current tax treaty between Canada and the U.S., U.S. residents are eligible for a reduction in this withholding tax rate to 15% (and to 5% for a company shareowner who is the beneficial owner of at least 10% of our voting stock). Accordingly, under current tax law, our U.S. resident shareowners would generally be subject to a Canadian withholding tax at a 15% rate on dividends paid by us, provided that they had complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty.

CALCULATION OF AGGREGATE MARKET VALUE OF NON-AFFILIATE SHARES

For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this report, it was assumed that all of the outstanding shares were held by non-affiliates except for outstanding shares held or controlled by our directors and executive officers. This should not be deemed to constitute an admission that any of these parties are, in fact, affiliates of us, or that there are not other persons who may be deemed to be affiliates. For further information concerning shareholdings of officers, directors and principal stockholders see Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters.

ITEM 6.
SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations. This information should be read in conjunction with, and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The financial information presented may not be indicative of future performance.

                                                          JANUARY 1,    January 3,    December 28,     December 29,    December 30,
                                                           2005(1)       2004(2)       2002(3)           2001(4)         2000(5)
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)   (52 WEEKS)    (53 weeks)    (52 weeks)       (52 weeks)      (52 weeks)
-------------------------------------------------------  -----------   -----------   --------------   -------------   -------------
SALES                                                    $   1,646.3   $   1,417.8   $      1,198.6   $     1,090.1   $       990.6
Cost of sales                                                1,362.6       1,141.0            965.7           902.7           825.5
Selling, general and administrative                            138.1         126.1            110.2            94.1            91.3
Unusual items                                                    0.9           1.8               --              --            (2.1)
                                                         -----------   -----------   --------------   -------------   -------------
OPERATING INCOME                                               144.7         148.9            122.7            93.3            75.9
                                                         -----------   -----------   --------------   -------------   -------------
Income from continuing operations                               78.3          77.4             48.7            39.9            25.4
Cumulative effect of change in accounting principle               --            --            (44.8)             --              --
                                                         -----------   -----------   --------------   -------------   -------------
NET INCOME                                               $      78.3   $      77.4   $          3.9   $        39.9   $        25.4
                                                         ===========   ===========   ==============   =============   =============
INCOME PER SHARE - BASIC
Income from continuing operations                        $      1.10   $      1.12   $         0.75   $        0.66   $        0.42
Cumulative effect of change in accounting principle      $        --   $        --   $        (0.69)  $          --   $          --
Net income                                               $      1.10   $      1.12   $         0.06   $        0.66   $        0.42
                                                         ===========   ===========   ==============   =============   =============
INCOME PER SHARE - DILUTED
Income from continuing operations                        $      1.09   $      1.09   $         0.69   $        0.58   $        0.38
Cumulative effect of change in accounting principle      $        --   $        --   $        (0.64)  $          --   $          --
Net income                                               $      1.09   $      1.09   $         0.06   $        0.58   $        0.38
                                                         ===========   ===========   ==============   =============   =============
Total assets                                             $   1,022.0   $     908.8   $        785.4   $     1,065.4   $       621.6
Current maturities of long-term debt                             0.8           3.3             16.5           281.8             1.6
Long-term debt                                                 272.5         275.7            339.3           359.5           279.6
Shareowners' equity                                            457.3         345.1            218.2           197.7           158.5

      Under the 1986 Common Share Option Plan, as amended, we have reserved 14 million shares for future issuance.

(1) During the year we acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC and certain of the assets of Metro Beverage Co.

(2) During the year we acquired the retailer brand business of Quality Beverage Brands, L.L.C.

(3) During the year, we acquired Premium Beverage Packers, Inc. and formed a new business in Mexico, Cott Embotelladores de Mexico, S.A. de C.V. During the year we adopted SFAS 142, Goodwill and Other Intangible Assets. This change in method of valuing goodwill resulted in a $44.8 million non-cash write down of the U.K. business.

(4) During the year, we acquired certain assets of the Royal Crown Company, Inc., and formed a new business with Polar Corp. Current maturities of long-term debt include the 2005 and 2007 Notes repaid on January 22, 2002 from cash held in trust.

(5) During the year, we acquired the assets of the private label beverage and the Vintage(TM) brand seltzer water businesses of Concord Beverage Company and completed the divestiture of its polyethylene terephthalate preform blow-molding operations. The 2000 results have been revised to reflect the implementation of SFAS 145, which no longer allows entry debt redemption costs to be recorded as extraordinary items.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are the leading supplier of retailer brand carbonated soft drinks in the U.S., Canada and the U.K. Our fiscal year ends on the Saturday closest to December 31 each year. As a result, a 53rd week is included in our fiscal year every five or six years. Our prior fiscal year, which ended January 3, 2004, consisted of 53 weeks. For the purpose of the discussion below, our fiscal years that ended January 1, 2005, January 3, 2004 and December 28, 2002 are referred to respectively as 2004, 2003 and 2002.

      Sales for 2004 were $1,646.3 million up from $1,417.8 million in 2003. Strong performance was recorded in all business units except Canada, which was down 1% (7% excluding the impact of foreign exchange). Gross margin was 17.2% for 2004 as compared to 19.5% in 2003. Higher plant costs, resulting primarily from inefficiencies in the U.S. operations and increases in freight and packaging costs contributed to this decline. In the fourth quarter the gross margin was 15.4% compared to 19.8% for the fourth quarter last year. Inventory write-offs and lower plant efficiencies adversely impacted the fourth quarter. Supplier rebates, partially offset by packaging price increases, had a favorable impact of approximately 90 basis points on fourth quarter gross margin.

      Income from continuing operations in 2004 was $78.3 million or $1.09 per diluted share, compared with reported income from continuing operations of $77.4 million or $1.09 per diluted share in 2003.

      The aggregate cost of our acquisitions in 2004 was $34.6 million. In 2004, we completed the acquisition of certain of the assets of The Cardinal Companies of Elizabethtown, LLC ("Cardinal") and certain of the assets of Metro Beverage Co.("Metro") which added production capacity to our beverage system.

2004 VERSUS 2003
RESULTS OF OPERATIONS

Sales - Sales in 2004 were $1,646.3 million, an increase of 16% from $1,417.8 million in 2003. The extra week in 2003 added $20 million in sales that year. Excluding the impact of the extra week in 2003, sales increased 18% in 2004. In December 2003, we acquired the retailer brand beverage business of Quality Beverage Brands, L.L.C. located in North Carolina and in 2004, we acquired certain of the assets of Cardinal and Metro. These acquisitions added $62.3 million or 3.8%, in the aggregate, to sales in 2004. When the impact of these acquisitions and foreign exchange are also excluded, sales increased 13% and 11%, respectively. Total case volume in 8 ounce equivalents for 2004 was 1,148 million, up from 1,013 million in 2003.

      In the U.S., our sales were $1,199.0 million in 2004, an increase of 18% from 2003 or 20% excluding the extra week in 2003. When also excluding acquisitions, sales increased 13% from 2003. The growth was driven by increased volume with existing customers, introduction of new products and sales to new customers.

      In Canada, our sales were $189.5 million in 2004, a decrease of 1% in 2004 from $191.0 million in 2003. However, when the impact of foreign exchange rates is excluded, sales in Canada were down 7% from 2003. This decrease reflected the overall weak demand for carbonated soft drinks in grocery stores.

      In the U.K. and Europe, our sales were $194.3 million in 2004, an increase of 17% from $166.6 million in 2003. Excluding the impact of the strengthened pound sterling, sales increased 4% in 2004. The increase was due to continued focus on core products, manufacturing for non-retailer third parties, partnering with key suppliers, optimizing manufacturing processes and warehouse logistics and introducing new products.

      The international segment includes the Mexican operations, the Royal Crown International division and our business in Asia. Sales by this segment were $61.2 million in 2004, an increase of 45% when compared with sales of $42.1 million in 2003. Excluding foreign exchange, sales increased 49%. The increase in sales is primarily due to sales in Mexico where sales were $ 40.7 million, an increase of 67% from $24.4 million in 2003.

Gross profit - Gross profit was 17.2% of sales for 2004 compared with 19.5% in 2003. Lower margins resulted primarily from reduced plant efficiencies and higher logistics costs as we struggled to meet increased demand during the first half of 2004. Higher commodity costs including resin for PET bottles and aluminum for cans were largely offset by price increases charged to our customers.

      Variable costs represented 90% of total cost of sales in 2004. Major elements of these variable costs included ingredient and packaging costs, fees paid to third party manufacturers and distribution costs. In the U.S., approximately 80% of our beverages are manufactured in facilities that we or third party manufacturers, with whom we have long-term co-packing agreements, either own or lease. We manufacture virtually all of our Canadian beverages and all of our U.K. and Mexican beverages in facilities that we either own or lease. These proportions have remained substantially unchanged during the past few years.

Selling, General and Administrative Expenses ("SG&A") - SG&A was $138.1 million in 2004, an increase of $12.0 million or 9.5% from $126.1 million in 2003. Increases in SG&A include costs associated with Sarbanes-Oxley Section 404 compliance, provisions taken during the year to write-off certain export receivables in Canada, adding new employees, principally to serve our growing U.S. business, and a negative impact from the weakened U.S. dollar. These increases were partially offset by a decrease in incentive compensation.

Unusual Items - Unusual items of $0.9 million in 2004 and $1.8 million in 2003 are primarily due to write-downs we took relating to our investment in the Iroquois Water Ltd. business. At January 1, 2005, the net book value of our Iroquois Water investment is $1.5 million.

Interest Expense - Net interest expense was $26.0 million in 2004, down 5.5% from $27.5 million in 2003. This decrease was primarily due to lower average borrowings on our credit facilities during the year.

Income Taxes - We recorded an income tax provision of $35.8 million in 2004 reflecting an effective tax rate of 31.2%. This decreased from $40.1 million, or an effective rate of 34.1%, in 2003 primarily due to a change in management's estimate to the reserve.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition - Cash provided by operating activities in 2004 was $52.4 million, after capital expenditures of $50.3 million, as compared to 2003 in which cash provided by operating activities was $103.1 million, after capital expenditures of $39.6 million. While capital expenditures increased by $10.7 million, the decrease in cash from operating activities was primarily driven by increased accounts receivable and inventory. The increase in accounts receivable was mainly due to 2004 supplier rebates paid in January 2005 and an increase in income taxes receivable due to a lower than expected income tax liability. Inventory levels were adversely impacted by plant inefficiencies and poor forecasting by our U.S. division.

Investing Activities - In March 2004, we acquired certain of the assets of Cardinal. The acquisition is expected to add $12 million a year annually in carbonated soft drink sales and additional manufacturing capacity to support our growing demand for retailer branded beverages in the U.S. The total purchase price was $17.8 million and was funded from cash flow from operations and short-term borrowings.

      In October 2004, we purchased certain of the assets of Metro to increase production capacity in the U.S. The total purchase price was $16.8 million and was funded from cash flow from operations and short-term borrowings.

      The total cost of these acquisitions in 2004 was $34.6 million including acquisition costs of $0.8 million.

      In addition, we purchased the plant and equipment of Elan Waters in Blairsville, Georgia for $3.8 million to add to our production capacity in the U.S. The purchase was funded from short-term borrowings.

Capital Expenditures - Our capital expenditures were $50.3 million in 2004 as compared with $39.6 million in 2003. Major capital expenditures include $42.9 million on manufacturing equipment and plates and film, primarily in the U.S., to meet the needs of our growing business in that market. We commenced construction on a new beverage manufacturing facility in Dallas-Fort Worth, Texas. We currently anticipate the plant will be operational in 2005 and ready for full production in 2006.

Capital Resources and Long-Term Debt - Our sources of capital include operating cash flows, short-term borrowings under current credit facilities, issuance of public debt and issuance of equity securities. Management believes we have adequate financial resources to meet our ongoing cash requirements for operations and capital expenditures, as well as our other financial obligations based on our operating cash flows and current available credit.

      We have a committed senior secured credit facility in the U.S. and Canada. The credit facility terminates, and the debt under that agreement is due, on December 31, 2005. That facility allows for revolving credit borrowings in a principal amount of up to $125.0 million. Borrowings under this facility bear interest at base rate plus 0.50% per annum or LIBOR plus 1.75% per annum. A facility fee of 0.50% per annum is payable on the entire line of credit. As of January 1, 2005, the outstanding amount of revolving credit loans was $63.3 million. We and our wholly owned subsidiary, Cott Beverages Inc., are co-borrowers on the facility, but the debt is guaranteed by most of our U.S. and Canadian subsidiaries. The debt and guarantees are secured by substantially all of the assets of the borrowers and the guarantors. We are currently in the process of negotiating a replacement for this facility. We expect alternative sources of financing to be in place toward the end of the first quarter of 2005.

      We also have outstanding 8% senior subordinated notes, which are due in 2011. As of January 1, 2005, the principal amount of those notes was $275 million. The issuer of the notes is Cott Beverages Inc., but the notes are guaranteed by us and most of our U.S. and Canadian subsidiaries.

      We also had a $28.7 million ((pound)15.0 million) demand bank credit facility in the U.K., with $4.9 million outstanding as of January 1, 2005. This credit facility expired on December 31, 2004 as we are currently negotiating a new worldwide facility. Borrowings under this facility bear interest at prime plus 1.0% per annum or LIBOR plus 0.75% per annum except for U.S. dollar borrowings, which currently bear interest at the short-term offered rate plus 0.20% per annum. The margin on U.S. dollar borrowings can be changed up to 1.0% on one month's notice. As of January 1, 2005, only U.S. dollar borrowings were outstanding under this credit facility at an interest rate of 2.20%.

      Our current credit facilities provide maximum credit of $153.7 million. At January 1, 2005, after $4.0 million of standby letters of credit, $57.7 million of the senior secured credit facility in the U.S. and Canada and $23.8 million of the U.K. credit facility in the U.K. were available. The weighted average interest rate on outstanding borrowings under the credit facility was 4.24% as of January 1, 2005.

      Long-term debt as of January 1, 2005 was $273.3 million, compared with $279.0 million at the end of 2003. Long-term debt in 2004 and 2003 consisted primarily of 8% senior subordinated notes with a stated face value of $275 million.

      Our senior secured credit facility and the indenture respecting the 2011 notes contain a number of business and financial covenants and events of default that apply to the borrowers and the restricted subsidiaries. The restricted subsidiaries are, in general, the guarantor subsidiaries organized in Canada and the U.S. Among other events of default or triggers for prepayment in our credit facilities and indenture are: a change of control of us in certain circumstances; cross default or cross acceleration to other indebtedness in excess of $10 million; unsatisfied judgments in excess of $10 million; our insolvency or that of the restricted subsidiaries; and covenant default under the indenture or credit facilities. Some of the more material business and financial covenants are discussed below.

      Our senior secured credit facility restricts additional indebtedness for subsidiaries to the existing debt and credit facilities, certain intercompany debt, $5.0 million of subordinated debt to unrestricted subsidiaries, $25.0 million of purchase money indebtedness and capital lease obligations, $5.0 million of guarantee obligations and a $10.0 million basket of other additional indebtedness. The senior secured credit facility contains restrictions on investments (including investments in subsidiaries outside of the U.S. or Canada) and acquisitions. In general, individual acquisitions are permitted up to $35.0 million with the aggregate expenditure for all acquisitions limited to $60.0 million in any fiscal year.

      There is also a restriction on disposition of assets having a fair market value exceeding $10.0 million in a fiscal year with certain specified exemptions. Restricted payments such as dividends or capital stock purchases are currently limited to 50% of consolidated net income but that amount drops to 25% of consolidated net income if the leverage ratio exceeds 2.0 to 1.0. Capital expenditures in the U.S. and Canada are limited, in the aggregate, to $52.5 million plus a 50% carryforward of the unused current permitted capital expenditures from the prior year.

      There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends, if we are in default under the senior secured credit agreement. In addition, many of the covenants effectively limit transactions with our unrestricted subsidiaries or non-guarantor entities. Finally, there are additional business covenants in our U.K. credit facility, but the amounts committed for borrowing under those facilities are immaterial in amount and, therefore, those covenants are not material to our operations.

      In addition to business covenants, there are financial covenants in our senior secured credit facility. Since the third quarter of 2004, our leverage ratio was required to be no more than 2.25 to 1.0 and that requirement is tightened to 2.00 to 1.0 in the second quarter of 2005. At the end of 2004, our leverage ratio was 1.69 to 1.0. The senior secured credit facility also has an interest coverage test and a fixed charge test. During 2004, our interest coverage ratio was required to be at least 3.75 to 1.0 and by the fourth quarter of 2005 it must be at least 4.0 to 1.0. As of January 1, 2005 it was 8.26 to
1.0. Our fixed charge coverage ratio had to be at least 1.25 to 1.0 at the end of 2004. At January 1, 2005, our fixed charge coverage ratio was 6.05 to 1.0.

      The indenture for the 2011 notes also has numerous covenants that are applicable to Cott Beverages Inc., us and the restricted subsidiaries. We can only make restricted payments, such as paying dividends, buying back stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $ $60 million in the aggregate, may be made without satisfying the restricted payments test.

      We can only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. For purposes of the indenture, our fixed charge coverage ratio was 7.64 to 1.0 as of January 1, 2005. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time. There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends, if we are in default under the indenture. Many of the covenants also effectively limit transactions with our unrestricted subsidiaries or non-guarantor entities. Several of the terms, like restricted payments, are defined differently in the indenture and the senior secured credit facility and certain calculations are made differently in the two agreements.

      There are also certain financial covenants in our U.K. facility, but the amounts committed for borrowing under that facility are immaterial in amount and, therefore, those financial covenants are not material to our operations.

      We believe that we have sufficient financial flexibility under the terms of our indebtedness to operate our business as currently planned.

Capital Structure - In 2004, shareowner's equity increased by $112.2 million from 2003. Net income of $78.3 million, additional share capital of $19.1 million from the exercise of employee stock options, including the related tax benefit, $15.8 million in favorable foreign currency translation on the net assets of self-sustaining foreign operations and a reduction of $1.0 million in unrealized losses on cash flow hedges all contributed to the net increase. The foreign currency translation adjustment resulted from the strengthening of the pound sterling and the Canadian dollar relative to the U.S. dollar.

Dividend Payments - No dividends were paid in 2004 and we are not expecting to change this policy in 2005 as we intend to use cash for future growth or debt repayment.

      There are certain restrictions on the payment of dividends under our credit facility and 2011 notes indenture. The most restrictive provision is the quarterly limitation of dividends based on the prior quarter's earnings. We currently can pay dividends subject to these limitations.

Contractual Obligations - The following chart shows the schedule of future payments under certain contracts, including debt agreements and guarantees as of January 1, 2005:

                                                                         Payments due by period
                                        ---------------------------------------------------------------------------------------
Contractual obligations (IN MILLIONS)       Total          Less than 1 Year       Years 2-3        Years 4-5      After 5 years
-------------------------------------   -------------      ----------------       ---------        ---------      -------------
2011 notes                              $       275.0         $       --          $      --         $     --       $     275.0
Operating leases                                 99.7               14.6               26.9             16.9              41.3
Capital lease                                     3.5                0.8                1.5              1.2                --
Purchase obligations(1)                         208.9               61.3               45.3             33.4              68.9

                                        -------------         ----------          ---------         --------       -----------
                                        $       587.1         $     76.7          $    73.7         $   51.5       $     385.2
                                        =============         ==========          =========         ========       ===========

(1) Purchase obligations consist of an information technology outsourcing contract, contracts with certain co-packers and commitments for the purchase of inventory and capital expenditures. These obligations represent expected expenditures under the normal course of business, not our minimum contractual obligations.

CRITICAL ACCOUNTING POLICIES

Note 1 to the consolidated financial statements includes a summary of the significant accounting policies and estimates used in the preparation of our consolidated financial statements.

      Our critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or on other assumptions management believes to be reasonable. Where actuals differ from estimates, revisions are included in the results of the period in which actuals become known. Historically, differences between estimates and actuals have not had a significant impact on our consolidated financial statements.

      Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis and include the following:

Revenue Recognition

We report sales when ownership passes to customers for products manufactured in our own plants and/or by third parties on our behalf. We regularly evaluate the facts and circumstances in relation to the criteria in the EITF 99-19 and use our best judgment to determine whether to report sales on a gross or net basis for products manufactured by third parties. Currently, the facts and circumstances surrounding all of our business support the reporting of all sales on a gross basis.

      We offer sales incentives to certain customers. We account for these incentives as a reduction from sales. We follow the guidance under EITF 01-9 in accounting for sales incentives. Where the incentive has been paid in advance, we amortize the amount based on expected future sales related to the incentive. Where the incentive is to be paid in arrears, we accrue the amount based on expected future sales related to the incentive.

Impairment Testing of Goodwill and Intangible Assets with an Indefinite Life

With the implementation of Statement of Financial Accounting Standard ("SFAS") 142 in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment. Any impairment loss is recognized in income. We have goodwill of $88.8 million and rights of $80.4 million on our balance sheet at January 1, 2005.

      In accordance with SFAS 142, we evaluate goodwill for impairment on a reporting unit basis. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine the impairment loss.

      We measure the fair value of reporting units using discounted future cash flow. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market and the discount rate is based on our weighted average cost of capital. Each year we re-evaluate the assumptions used to reflect changes in the business environment. Based on the evaluation performed this year, we determined that the fair values of our reporting units exceeded their carrying value and that as a result the second step of the impairment test was not required.

      Our only intangible asset with an indefinite life relates to our 2001 acquisition of intellectual property from Royal Crown Company, Inc. including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information and know-how. There is an indefinite life to our ownership of these rights, and there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life. In accordance with SFAS 142, based on the above factors, the life of the rights is considered to be indefinite and they are not amortized, but are tested annually for impairment. Impairment of an intangible asset with an indefinite life, if any, is determined using the same discounted future cash flow assumptions and model discussed above for goodwill. We compare the carrying value of the rights to their fair value and recognize in income any impairment in value.

Other Intangible Assets

Other intangible assets consist principally of customer relationships that arise from acquisitions which amounted to $133.2 million at January 1, 2005. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We periodically compare the carrying value of customer relationships by customer to the estimated undiscounted future cash flows of the related customers and recognize any impairment in our income statement. The expected life and value of these intangible assets is based on an evaluation of the competitive environment, customer history and future prospects as appropriate.

Income Taxes

We regularly review the recognized and unrecognized deferred income tax assets to determine whether or not a valuation allowance is required. Management believes that virtually all deferred tax assets will be realized as a result of anticipated future taxable income from operations. Deferred tax assets of $19.5 million relate primarily to Canada and a significant change in the volumes or profitability of these operations could affect the realization of the deferred tax assets.

Canadian GAAP

We make available to all shareowners consolidated financial statements prepared in accordance with Canadian generally accepted accounting practices ("GAAP") and file these financial statements with Canadian regulatory authorities. Results reported under Canadian GAAP may differ from results reported under U.S. GAAP from time to time. Under Canadian GAAP in 2004, we reported net income of $70.6 million and total assets of $1,023.9 million compared to net income and total assets reported under U.S. GAAP of $78.3 million and $1,022.0 million, respectively.

      There is one material U.S./Canadian GAAP difference in 2004. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $7.5 million, $10.0 million net of tax of $2.5 million, was recorded during the year. This policy was adopted on a retroactive basis with no restatement of comparative figures and as a result $5.6 million was charged to opening retained earnings as at January 3, 2004. Under U.S. GAAP, we have elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options.

      Under Canadian GAAP in 2003, we reported net income of $77.2 million and total assets of $910.1 million compared to net income and total assets reported under U.S. GAAP of $77.4 million and $908.8 million, respectively. There were no material U.S./Canadian GAAP differences for 2003.

2003 VERSUS 2002
RESULTS OF OPERATIONS

Sales - Sales in 2003 were $1,417.8 million, an increase of 18% from $1,198.6 million in 2002. Excluding the impact of foreign exchange rates and the 2002 acquisitions of Premium Beverage Packers, Inc. ("Wyomissing") and Cott Embotelladores de Mexico, S.A. de C.V. ("CEMSA"), our sales increased 13%. The additional week in 2003 added $20 million dollars in sales. When the extra week of sales is also excluded, our sales were up 11% in 2003 as described in detail by business segment below. Total 8 ounce case equivalent volume was 1,012.5 million cases in 2003. Excluding the impact of acquisitions and concentrate sales, volume was 759.1 million equivalent cases, up 12% compared to the prior year.

      In the U.S., our sales were $1,016.6 million in 2003, an increase of 17% from 2002. The Wyomissing acquisition occurred in June 2002 and added $20.7 million to sales for the first half of 2003. Excluding this acquisition, sales were up 14%. The growth was driven by increased volume with existing customers and the introduction of new products.

      In Canada, our sales were $191.0 million in 2003, an increase of 12% in 2003 from $171.2 million in 2002. However, when the impact of foreign exchange rates is excluded , sales in Canada were down 1%. This decrease reflected the difficult competitive environment in the carbonated soft drink industry in Canada.

      In the U.K. and Europe, our sales were $166.6 million in 2003, an increase of 24% from $134.3 million in 2002. Excluding the impact of the strengthened pound sterling, sales increased 14% in 2003. New business accounted for about half of the increase and the remaining increase was due to improved service levels with existing customers and warmer than normal summer temperatures.

      The International segment includes the Mexican operations, the Royal Crown International division and our business in Asia. Sales by this segment were $42.1 million in 2003, an increase of 107% when compared with sales of $20.3 million in 2002. Excluding the carry-over impact of the acquisitions made in 2002, sales were up 62%. Sales for the Mexican operation were $24.4 million, an increase of $16.5 million when compared to 2002 and accounted for 76% of the increase in our International sales. The remainder of the increase was due to increased promotional activities by Royal Crown International.

Gross Profit - Gross profit was 19.5 % of sales for 2003 compared with 19.4% in 2002. Higher margins resulted primarily from improved productivity and larger economies of scale, particularly in the U.K. This margin improvement was partially offset by approximately $8.0 million of additional distribution costs incurred in the U.S. during the busy summer season.

      Variable costs represented 89% of total cost of sales in 2003. Major elements of these variable costs included ingredients and packaging costs, fees paid to third party manufacturers, and distribution costs. About 84% of our beverage products are manufactured in facilities we own or lease, or by third party manufacturers with whom we have long-term co-packing agreements.

Selling, General and Administrative Expenses ("SG&A") - SG&A was $126.1 million in 2003, up 14% from $110.2 million for 2002. Approximately one third of the increase was due to foreign exchange rate impacts in the U.K. and Canadian business segments, 15% of the increase was due to costs associated with the Wyomissing (U.S.) and Mexico acquisitions and the remaining amount was due to an increase in the number of employees necessary to meet the needs of our growing business. As a percentage of sales, SG&A declined to 8.9% in 2003 from 9.2% in 2002.

Unusual items - The unusual items of $1.8 million in 2003 includes a provision for a note due from an equity investee.

Other Expense (Income), Net - Other expense in 2003 was $0.5 million compared to $14.0 million in 2002. This decrease was primarily due to a $14.1 million charge recorded in the first quarter of 2002 relating to the early extinguishment of the 2004 and 2007 notes redeemed in January 2002. Additionally, a gain of $1.3 million on the sale of our remaining interest in Menu Foods Limited was recorded in the second quarter of 2002.

Interest Expense - Net interest expense was $27.5 million in 2003, down from $32.9 million in 2002. This decrease was primarily due to lower average debt levels during the year. In addition , in January 2002 we paid interest on both the newly issued 2011 notes and on the 2005 and 2007 notes redeemed on January 22, 2002. This double interest payment resulted in an additional charge of $1.4 million.

Income Taxes - We recorded an income tax provision of $40.1 million in 2003 reflecting an effective tax rate of 34.1%. This compares with $24.4 million, or an effective rate of 331 %, in 2002. The effective tax rate in 2002 was favorably impacted by a $1.8 million tax recovery from realizing the benefit of a capital loss. In 2003, a rise in Canadian tax rates increased our effective tax rate.

CANADIAN GAAP

Results reported under Canadian GAAP may differ from results reported under U.S. GAAP from time to time. Under Canadian GAAP in 2003, we reported net income of $77.2 million and total assets of $910.1 million compared to net income and total assets reported under U.S. GAAP of $77.4 million and $908.8 million, respectively. There are no material U.S./Canadian GAAP differences for 2003.

      Under Canadian GAAP in 2002, we reported net income of $58.8 million and total assets of $787.1 million compared to net income and total assets reported under U.S. GAAP of $3.9 million and $785.4 million, respectively. There were two primary U.S./Canadian GAAP differences for 2002.

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

OUTLOOK

Our ongoing focus is to increase sales, market share and profitability for us and our customers. While the carbonated soft drink industry is experiencing low growth, the retailer brand segment of the carbonated soft drink category is experiencing positive growth in the U.S. We believe that our existing customers are generally committed to building their retailer brand programs and we are gaining new customers as well. Expanding customer relationships as well as new product opportunities for diet soft drinks and flavored sparkling waters all contribute to our positive outlook for 2005.

      In 2005, we intend to adopt a back-to-basics approach. As part of our back-to-basics approach we intend to focus on effective logistics, managing inventory to appropriate levels and increasing plant efficiencies towards their 2003 levels. We expect sales growth in 2005 to be between 8% and 10% since we believe there are significant opportunities for growth in the U.S. market as retailer brand volumes increase. The Canadian division intends to focus on better customer support and sales execution and to expand the non-supermarket channel with dedicated products to help grow its business. The U.K. business intends to continue to enhance its performance through product innovation and a customer - centric focus to identify opportunities. In Mexico, our business continued to make progress with 67% sales growth in 2004. We view Mexico as a strong long-term growth opportunity.

      As of the date of this report, we expect 2005 earnings per share, on a diluted basis, to rise to between $1.21 and $1.25 excluding the impact of adopting SFAS 123R, Share-Based Payments. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2005 is expected to be the following:

           (IN MILLIONS)
---------------------------------
INCOME FROM CONTINUING OPERATION                           $      88-91
    Depreciation and amortization                          $         69
    Interest expense, net                                  $         30
    Income taxes                                           $      43-50
                                                           ------------
EBITDA                                                     $    230-240
                                                           ============

Total capital expenditures for 2005 are expected to be approximately $95.0 million, which will consist primarily of manufacturing equipment in the U.S. including the new plant in Texas.

      EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization. We use operating income as our primary measure of performance and cash flow from operations as our primary measure of liquidity. Nevertheless, we present EBITDA in our filings for several reasons. First, we use multiples of EBITDA and discounted cash flows in determining the value of our operations. In addition, we use "cash return on assets," which is a financial measure calculated by dividing our annualized EBITDA by our aggregate operating assets, for the purposes of calculating performance-related bonus compensation for our management employees, because that measure reflects the ability of management to generate cash while preserving assets. Finally, we include EBITDA in our filings because we believe that our current and potential investors use multiples of EBITDA to make investment decisions about us. Investors should not consider EBITDA an alternative to net income, nor to cash provided by operating activities nor any other indicator of performance or liquidity, which have been determined in accordance with U.S. or Canadian GAAP. Our method of calculating EBITDA may differ from the methods used by other companies and, accordingly, our EBITDA may not be comparable to similarly titled measures used by other companies.

RISKS FACTORS

We face a number of risks and uncertainties, including the following:

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE BEVERAGE MARKET.

The markets for our products are extremely competitive. In comparison to the major national brand beverage manufactures, we are a relatively small participant in the industry. We face competition from the national brand beverage manufacturers in all of our markets and from other retailer brand beverage manufacturers in the U.S. and the U.K. If our competitors reduce their selling prices or increase the frequency of their promotional activities in our core markets or if our customers do not allocate adequate shelf space for beverages supply, we could lose market share or be forced to reduce pricing or increase capital and other expenditures, any of which could adversely affects our profitability.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR SALES, THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

A significant portion of our sales are concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of the U.S., Canada and the U.K. Sales to our top customer in 2004 and 2003 accounted for 40% and 42%, respectively, of our total sales, and sales to the top ten customers in 2004 and 2003 were 68% and 71%, respectively. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our sales in the foreseeable future. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our sales, could have a material adverse effect on our operating results and cash flows. At January 1, 2005, we have $133.2 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset will result in an impairment in the value of the intangible asset.

IF WE ARE UNABLE TO MAINTAIN RELATIONSHIPS WITH OUR RAW MATERIAL SUPPLIERS, WE MAY INCUR HIGHER SUPPLY COSTS OR BE UNABLE TO DELIVER PRODUCTS TO OUR CUSTOMERS.

The principal raw materials required to produce our products are polyethylene terephthalate ("PET") bottles, caps and PET preforms, cans and lids, labels, cartons and trays, concentrates, sweeteners and carbon dioxide.

      We typically enter into annual supply arrangements rather than long-term contracts with our suppliers, which means that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we must either renegotiate the contracts with our incumbent suppliers or we would be required to find an alternative source for supply. With respect to some of our key packaging supplies, such as aluminum cans and lids and PET bottles, and some of our key ingredients , such as artificial sweeteners, we have entered into long-term supply agreements, the terms of which range from 1 to 7 years, and therefore we are assured of a supply of those key packaging supplies and ingredients of a longer period of time. During 2004, we extended our supply contract with Crown Cork & Seal USA, Inc. ("CCS") from its original expiration date of December 31, 2006 to December 31, 2011. The contract provides that CCS will supply all of our aluminum can and end requirements worldwide, subject to certain exceptions. The contract contains a pricing mechanism for certain materials, standard representations, warranties, indemnities and termination events, including termination events related to bankruptcy or insolvency of either party. As with our annual supply contracts, we must either renegotiate these long-term supply agreements with the incumbent suppliers when they expire or find alternative sources for supply.

      We rely upon our ongoing relationships with our key suppliers to support our operations. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or, alternatively, if we are unable to renegotiate contracts with our key suppliers, we believe that we could replace them. We could, however, incur higher ingredient and packaging supply costs in renegotiating contracts with existing suppliers or replacing those suppliers or we could experience temporary dislocations in our ability to deliver products to our customers, either of which could have a material adverse effect on our results of operations.

OUR INGREDIENTS AND PACKAGING SUPPLIES ARE SUBJECT TO PRICE INCREASES AND WE MAY BE UNABLE TO EFFECTIVELY PASS RISING COSTS ON TO OUR CUSTOMERS.

We bear the risk of increasing prices on the ingredients and packaging in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the costs they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans, resin for PET bottles and high fructose corn syrup for sweeteners are examples of these underlying commodities. In addition, the contracts for certain of our ingredients and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits and in other cases, they are not. These changes in the prices that we pay for ingredients and packaging materials occur at times that vary by product and supplier, but are principally on semi-annual and annual bases. Accordingly, we bear the risk of increases in the costs of these ingredients and packaging materials, including the underlying costs of the commodities that comprise them and, to some extent, the costs of converting those commodities into finished products. We do not use derivatives to manage this risk. If the cost of these ingredients or packaging materials increase, we may be unable to pass these costs along to our customers through adjustments to the prices we charge. If we cannot pass on these increases to our customers on a timely basis, they could have a material adverse effect on our results of operations.

IF WE FAIL TO MANAGE OUR EXPANDING OPERATIONS SUCCESSFULLY, OUR BUSINESS AND FINANCIAL RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

Our success depends, in part, on our ability to manage new acquisitions. In recent years, we have grown our business and beverage offerings primarily through acquisition of other companies, new product lines and growth with key customers. A part of our strategy is to continue to expand our business through acquisitions and alliances. To succeed with this strategy, we must identify appropriate acquisition or strategic alliance candidates. The success of this strategy also depends on our ability to manage and integrate acquisitions and alliances at a pace consistent with the growth of our business. We cannot provide assurance that acquisition opportunities will be available, that we will continue to acquire business and product lines or that any of the businesses or product lines that we acquire or align with will be integrated successfully into our business or prove profitable.

OUR SUCCESS DEPENDS, IN PART, ON OUR INTELLECTUAL PROPERTY, WHICH WE MAY BE UNABLE TO PROTECT.

We possess certain intellectual property that is important to our business. This intellectual property includes trade secrets, in the form of the concentrate formulae for most of the beverages that we produce, and trademarks for the names of the beverages that we sell, which are trademarks that we either own or license from our retailer brand customers and others. Our success depends, in part, on our ability to protect our intellectual property.

      To protect this intellectual property, we rely principally on contractual restrictions in agreements (such as nondisclosure and confidentiality agreements) with employees, consultants and customers, and on common law protections afforded to trade secrets and proprietary "know-how" and the statutory protections afforded to trademarks. In addition, we will vigorously pursue any person who infringes on our intellectual property using any and all legal remedies available. Notwithstanding our efforts, we may not be successful in protecting our intellectual property for a number of reasons, including:

- our competitors may independently develop intellectual property that is similar to or better than ours;

- employees, consultants and customers may not abide by their contractual agreements and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;

- foreign intellectual property laws may not adequately protect our intellectual property rights; and

- our intellectual property rights may be successfully challenged, invalidated or circumvented.

      If we are unable to protect our intellectual property, it would weaken our competitive position and we could face significant expense to protect or enforce our intellectual property rights. At January 1, 2005, we had $80.4 million of rights recorded as an intangible asset.

OUR GEOGRAPHIC DIVERSITY SUBJECTS US TO THE RISK OF CURRENCY FLUCTUATIONS.

We are exposed to changes in foreign currency exchange rates, including those between the U.S. dollar, on the one hand, and the Canadian dollar and the pound sterling, on the other hand. Our operations outside of the U.S. accounted for approximately 26% of our 2004 sales. Accordingly, currency fluctuations in respect of our outstanding non-U.S. dollar denominated net asset balances may affect our reported results and competitive position.

A PORTION OF OUR INDEBTEDNESS IS VARIABLE RATE DEBT, AND CHANGES IN INTEREST RATES COULD ADVERSELY AFFECT US BY CAUSING US TO INCUR HIGHER INTEREST COSTS WITH RESPECT TO SUCH VARIABLE RATE DEBT.

Our credit facilities subject us to interest rate risk. We have a secured revolving credit facility, under which we borrow from time to time for various purposes, including to fund our day-to-day operations and to finance additional acquisitions. The maximum amount that we may borrow under this facility was increased from $120.0 million to $125.0 million on April 30, 2004. This credit facility expires December 31, 2005 and we are currently negotiating a new facility. As of January 1, 2005, total borrowings under this facility were $63.3 million.

      The interest rate applicable to our revolving credit facility is variable, meaning that the rate at which we pay interest on amounts borrowed under the facility fluctuates with changes in interest rates. Accordingly, with respect to any amounts from time to time outstanding under this facility, we are exposed to changes in interest rates. We do not currently use derivative instruments to hedge interest rate exposure. However, we do regularly review the structure of our indebtedness and consider changes to the proportion of variable versus fixed rate debt through refinancing, interest rate swaps or other measures in response to the changing economic environment. We cannot assure that we will be able to continue to refinance our indebtedness on terms that are favorable to us. If we are unable to refinance our indebtedness or otherwise adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively impact our financial condition and results of operations.

WE MAY BE UNABLE TO RESTORE THE EFFICIENCY OF OUR U.S. PLANT OPERATIONS.

Our U.S. plants were unable to produce as efficiently in 2004 as in prior years. As a consequence, our cost of product was higher and, in addition, we had to ship product between plants at significant added cost in order to be able to supply U.S. customers in a timely manner. If we are unable to restore our plants to their previously achieved levels of operating performance we may continue to incur higher manufacturing costs.

      In addition we may incur higher costs as a result of having to ship product between plants in order to satisfy customer demand.

WE ARE NOT IN COMPLIANCE WITH THE REQUIREMENTS OF THE ONTARIO ENVIRONMENTAL PROTECTION ACT ("EPA") AND, IF THE ONTARIO GOVERNMENT SEEKS TO ENFORCE THOSE REQUIREMENTS OR IMPLEMENTS MODIFICATIONS TO THEM, WE COULD BE ADVERSELY AFFECTED.

Certain regulations under the EPA provide that a minimum percentage of a bottler's soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for non-compliance is a fine, which for companies ranges from $50,000 per day on which the offense occurs or continues for the first conviction to $100,000 per day for each subsequent conviction, although such fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense. We, and we believe other industry participants, are currently not in compliance with the requirements of the EPA. Ontario is not enforcing the EPA at this time, but if it chose to enforce the EPA in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario.

We estimate that approximately 4% of our sales would be affected by the possible limitation on sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the EPA against us.

      In April 2003, the Ontario Ministry of the Environment proposed to revoke these regulations in favor of new mechanisms under the Ontario Waste Diversion Act to enhance diversion from disposal of carbonated soft drink containers. On December 22, 2003, the Ontario provincial government approved the implementation of the Blue Box Program plan under the Ministry of Environment Waste

Diversion Act. The Program requires those parties who are brand owners or licensees of rights to brands which are manufactured, packaged or distributed for sale in Ontario to contribute to the net cost of the Blue Box Program. We generally manufacture, package and distribute products for and on behalf of third party customers. Therefore, we do not believe that we will be responsible for direct costs of the Program. However, our customers may attempt to pass these costs, or a portion of them, onto us. We do not believe that the costs for which we may ultimately be responsible under this Program will have a material adverse effect on our results of operations; however, we cannot guarantee this outcome. The Blue Box Program does not revoke any of the regulations mentioned above under the EPA regarding refillable containers, although the industry anticipates that they will be reversed in the near future.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange-We are exposed to changes in foreign currency exchange rates. Operations outside of the U.S. accounted for approximately 26% of 2004 sales and 27% of 2003 sales, and are concentrated principally in the U.K., and Canada. Our debt instruments (excluding the U.K. credit facility) are denominated in U.S. dollars. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar and pound sterling at current levels of foreign debt and operations would be immaterial to our financial condition and profitability.

In 2004, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the Canadian and U.K. and European business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and pound sterling and mature at various dates through December 30, 2005. In addition, we entered into one forward foreign exchange contract to purchase U.S. dollars at a fixed rate per pound sterling which matured in January 2005. The fair market value of the foreign exchange options and the forward contract is included in prepaid expenses and other assets.

      The instruments are cash flow hedges under SFAS 133; accordingly, changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At January 1, 2005, the fair value of the options are forward contract was $0.9 million and we recorded a $1.0 million unrealized loss in comprehensive income in 2004.

Debt Obligations and Interest Rates - We have exposure to interest rate risk from our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are most vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels, a hypothetical increase of 10% in either interest rate measure would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at January 1, 2005 was 7.2%.

      We regularly review the structure of our indebtedness and consider changes to the proportion of floating versus fixed rate debt through refinancing, interest rate swaps or other measures in response to the changing economic environment. Historically, we have not used derivative instruments to manage interest rate risk. If we use and fail to manage these derivative instruments successfully, or if we are unable to refinance our indebtedness or otherwise increase our debt capacity in response to changes in the marketplace, the expense associated with debt service could increase. This would negatively impact our financial condition and profitability.

      The information below summarizes our market risks associated with long-term debt obligations as of January 1, 2005. The table presents principal cash flows and related interest rates by year of maturity. Interest rates disclosed represent the actual weighted average rates as of January 1, 2005.

                                                                                 DEBT MATURING IN
                                             ---------------------------------------------------------------------------------------
        (IN MILLIONS OF U.S. DOLLARS)          2005      2006      2007      2008      2009     Thereafter      Total     Fair Value
-------------------------------------------  -------   -------   -------   -------   -------   ------------   ---------   ----------
DEBT
Fixed rate                                   $   0.8   $   0.8   $   0.7   $   0.7   $   0.5   $      275.0   $   278.5   $   302.6
                                             -------   -------   -------   -------   -------   ------------   ---------   ---------
Weighted average interest rate for debt
   maturing                                      5.2%      5.2%      5.2%      5.2%      5.2%           8.0%        8.0%
                                             -------   -------   -------   -------   -------   ------------   ---------   ---------

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles in the U.S. to reflect our financial position and our operating results. Financial information appearing throughout this Annual Report is consistent with that in the consolidated financial statements. Management is responsible for the information and representations in such consolidated financial statements, including the estimates and judgments required for their preparation.

      In order to meet our responsibility, management maintains a system of internal controls including policies and procedures designed to provide reasonable assurance that assets are safeguarded and reliable financial records are maintained. We have contracted with Deloitte and Touche LLP to provide internal audit services including monitoring and reporting on the adequacy of and compliance with internal controls. The internal audit function reports regularly to the Audit Committee of the Board of Directors and we take such actions as are appropriate to address control deficiencies and other opportunities for improvement as they are identified.

      The report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, covering their audit of the consolidated financial statements and internal control over financial reporting as of January 1, 2005 and audits of the January 3, 2004 and December 28, 2002 financial statements, is included in this Annual Report. We used PricewaterhouseCoopers LLP for audit and tax compliance services in 2004 and plan to engage them only to provide these services in the future.

      The Board of Directors annually appoints an Audit Committee, consisting of at least three outside directors. The Audit Committee meets with management, internal auditors and the independent auditors to review any significant accounting and auditing matters and to discuss the results of audit examinations. The Audit Committee also reviews the consolidated financial statements, the Report of Independent Registered Public Accounting Firm and other information in the Annual Report and recommends their approval to the Board of Directors.

/s/ John K. Sheppard
John K. Sheppard
President & Chief Executive Officer
March 10, 2005

/s/ Raymond P. Silcock
Raymond P. Silcock
Executive Vice President & Chief Financial Officer
March 10, 2005

Report of Independent
Registered Public Accounting Firm

TO THE SHAREOWNERS OF COTT CORPORATION:

We have completed an integrated audit of Cott Corporation's January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2005 and audits of its January 3, 2004 and December 28, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the appendix appearing under Item 8 of Form 10-K present fairly, in all material respects, the financial position of Cott Corporation at January 1, 2005 and January 3, 2004 and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15 of Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 142 for goodwill and other intangibles acquired prior to June 30, 2001 on December 31, 2001.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A of Form 10-K, that the Company maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal-control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      We reported separately in our report dated March 7, 2005, in accordance with Canadian generally accepted auditing standards, to the shareowners of Cott Corporation on consolidated financial statements for each of the three years in the period ended January 1, 2005, prepared in accordance with Canadian generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chartered Accountants
Toronto, Ontario
March 7, 2005

Consolidated Statements of Income

                                                                                             FOR THE YEARS ENDED
                                                                                ----------------------------------------------
                                                                                JANUARY 1,      January 3,       December 28,
         (IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)                   2005            2004              2002
------------------------------------------------------------------------        -----------     -----------      -------------
SALES                                                                           $   1,646.3     $   1,417.8      $     1,198.6
Cost of sales                                                                       1,362.6         1,141.0              965.7
                                                                                -----------     -----------      -------------
GROSS PROFIT                                                                          283.7           276.8              232.9
Selling, general and administrative expenses                                          138.1           126.1              110.2
Unusual items - note 2                                                                  0.9             1.8                 --
                                                                                -----------     -----------      -------------
OPERATING INCOME                                                                      144.7           148.9              122.7
Other expense (income), net - note 3                                                   (0.1)            0.5               14.0
Interest expense, net - note 4                                                         26.0            27.5               32.9
Minority interest                                                                       4.0             3.2                2.1
                                                                                -----------     -----------      -------------
INCOME BEFORE INCOME TAXES AND EQUITY LOSS                                            114.8           117.7               73.7
Income taxes - note 5                                                                 (35.8)          (40.1)             (24.4)
Equity loss                                                                            (0.7)           (0.2)              (0.6)
                                                                                -----------     -----------      -------------
INCOME FROM CONTINUING OPERATIONS                                                      78.3            77.4               48.7
Cumulative effect of change in accounting principle, net of tax - note 6                 --              --              (44.8)
                                                                                -----------     -----------      -------------
NET INCOME - note 7                                                             $      78.3     $      77.4      $         3.9
                                                                                -----------     -----------      -------------
PER SHARE DATA - note 8
   INCOME PER COMMON SHARE - BASIC
   Income from continuing operations                                            $      1.10     $      1.12      $        0.75
   Cumulative effect of change in accounting principle                          $        --     $        --      $       (0.69)
   Net income                                                                   $      1.10     $      1.12      $        0.06
   INCOME PER COMMON SHARE - DILUTED
   Income from continuing operations                                            $      1.09     $      1.09      $        0.69
   Cumulative effect of change in accounting principle                          $        --     $        --      $       (0.64)
   Net income                                                                   $      1.09     $      1.09      $        0.06

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

                                                                                  JANUARY 1,       January 3,
                 (IN MILLIONS OF U.S. DOLLARS)                                       2005             2004
-----------------------------------------------------------------               --------------   -------------
ASSETS
   CURRENT ASSETS
    Cash                                                                        $         26.6   $        18.4
    Accounts receivable - note 9                                                         184.3           148.8
    Inventories - note 10                                                                122.8            94.4
    Prepaid expenses and other assets                                                      9.7             5.5
                                                                                --------------   -------------
                                                                                         343.4           267.1
PROPERTY, PLANT AND EQUIPMENT - note 12                                                  313.7           293.3
GOODWILL - note 13                                                                        88.8            81.6
INTANGIBLES AND OTHER ASSETS - note 14                                                   276.1           266.8
                                                                                --------------   -------------
                                                                                $      1,022.0   $       908.8
                                                                                ==============   =============

LIABILITIES
CURRENT LIABILITIES
    Short-term borrowings - note 15                                             $         71.4   $        78.1
    Current maturities of long-term debt - note 16                                         0.8             3.3
    Accounts payable and accrued liabilities - note 17                                   145.2           140.5
                                                                                --------------   -------------
                                                                                         217.4           221.9
LONG-TERM DEBT - note 16                                                                 272.5           275.7
DEFERRED INCOME TAXES - note 5                                                            51.0            40.5
                                                                                --------------   -------------
                                                                                         540.9           538.1
                                                                                --------------   -------------
MINORITY INTEREST                                                                         23.8            25.6
SHAREOWNERS' EQUITY
CAPITAL STOCK - note 18
    Common shares - 71,440,020 (2003 - 70,258,831) shares issued                         287.0           267.9
RETAINED EARNINGS                                                                        161.6            83.3
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                     8.7            (6.1)
                                                                                --------------   -------------
                                                                                         457.3           345.1
                                                                                --------------   -------------
                                                                                $      1,022.0   $       908.8
                                                                                ==============   =============

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Serge Gouin                                   /s/ Philip B. Livingston
-------------------------                         -----------------------------
Director                                          Director

Consolidated Statements of Shareowners' Equity

                                                                     Number of                               Accumulated
                                                                      Common                                    Other
                                                                      Shares      Common  Preferred Retained Comprehensive  Total
(IN MILLIONS OF U.S. DOLLARS)                                      (IN THOUSANDS) Shares   Shares   Earnings    Income      Equity
------------------------------------------------------------------ -------------- ------- --------  -------- ------------- -------
Balance at December 29, 2001                                           61,320     $ 199.4 $    40.0 $    2.0  $    (43.7)  $ 197.7
Options exercised, including tax benefit of $2.9 million - note 19        953         8.7        --       --          --       8.7
Conversion of preferred shares into common shares - note 18             6,286        40.0     (40.0)      --          --        --
Comprehensive income - note 7
  Currency translation adjustment                                          --          --        --       --         7.9       7.9
  Net income                                                               --          --        --      3.9          --       3.9
                                                                       ------     ------- --------- --------  ----------   -------
Balance at December 28, 2002                                           68,559       248.1        --      5.9       (35.8)    218.2
Options exercised, including tax benefit of $7.5 million - note 19      1,700        19.8        --       --          --      19.8
Comprehensive income - note 7
  Currency translation adjustment                                          --          --        --       --        29.7      29.7
  Net income                                                               --          --        --     77.4          --      77.4
                                                                       ------     ------- --------- --------  ----------   -------

Balance at January 3, 2004                                             70,259       267.9        --     83.3        (6.1)    345.1
Options exercised, including tax benefit of $4.8 million - note 19      1,181        19.1        --       --          --      19.1
Comprehensive income - note 7
  Currency translation adjustment                                          --          --        --       --        15.8      15.8
  Unrealized losses on cash flow hedges - note 11                          --          --        --       --        (1.0)     (1.0)
  Net income                                                               --          --        --     78.3          --      78.3
                                                                       ------     ------- --------- --------  ----------   -------

BALANCE AT JANUARY 1, 2005                                             71,440     $ 287.0 $      -- $  161.6  $      8.7   $ 457.3

                                                                       ======     ======= ========= ========  ==========   =======

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                For the years ended
                                                   -------------------------------------------
                                                    JANUARY 1,      January 3,    December 28,
(IN MILLIONS OF U.S. DOLLARS)                          2005            2004          2002
------------------------------------------------   -------------   -----------    ------------
OPERATING ACTIVITIES
Net income                                         $        78.3   $      77.4     $      3.9
Depreciation and amortization                               60.0          51.0           44.1
Amortization of financing fees                               0.7           1.7            1.7
Deferred income taxes-note 5                                 9.1           9.6            5.3
Minority interest                                            4.0           3.2            2.1
Equity loss                                                  0.7           0.2            0.6
Non-cash unusual items                                       1.5           1.8             --
Gain on disposal of investment                                --            --           (1.3)
Cumulative effect of accounting change - note 6               --            --           44.8
Other non-cash items                                         0.8           1.6            5.9
Net change in non-cash working capital - note 20           (52.4)         (3.8)         (16.5)
                                                   -------------   -----------     ----------

Cash provided by operating activities                      102.7         142.7           90.6
                                                   -------------   -----------     ----------
INVESTING ACTIVITIES
Additions to property, plant and equipment                 (50.3)        (39.6)         (33.9)
Acquisition of production capacity                          (3.8)           --             --
Acquisitions and equity investments - note 21              (34.6)        (49.8)         (30.6)
Notes receivable                                              --          (2.5)            --
Other investing activities                                  (4.7)         (9.9)          (7.8)
                                                   --------------  -----------     ----------

Cash used in investing activities                          (93.4)       (101.8)         (72.3)
                                                   --------------  -----------     ----------
FINANCING ACTIVITIES
Issue of long-term debt                                       --            --            1.0
Decrease in cash in trust                                     --            --          297.3
Payments of long-term debt                                  (3.5)        (90.2)        (287.2)
Payment of deferred consideration on acquisition              --            --          (19.5)
Short-term borrowings                                       (7.0)         55.8          (12.9)
Distributions to subsidiary minority shareowner             (5.9)         (4.1)          (3.9)
Issue of common shares                                      14.3          12.3            5.8
Other financing activities                                  (0.4)         (0.4)          (0.2)
                                                   -------------   -----------     ----------

Cash used in financing activities                           (2.5)        (26.6)         (19.6)
                                                   -------------   -----------     ----------

Effect of exchange rate changes on cash                      1.4           0.8            0.7
                                                   -------------   -----------     ----------
NET INCREASE (DECREASE) IN CASH                              8.2          15.1           (0.6)

CASH, BEGINNING OF YEAR                                     18.4           3.3            3.9
                                                   -------------   -----------     ----------
CASH, END OF YEAR                                  $        26.6   $      18.4     $      3.3
                                                   =============   ===========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

FOR THE FISCAL YEARS ENDED 2004, 2003 AND 2002

NOTE 1

Summary of Significant Accounting Policies

BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the U.S. Consolidated financial statements in accordance with Canadian GAAP, in U.S. dollars, are available to all shareowners and are filed with various Canadian regulatory authorities.

      Comparative amounts in prior years have been reclassified to conform to the financial statement presentation adopted in the current year.

BASIS OF CONSOLIDATION

The financial statements consolidate our accounts and our wholly owned and majority-owned subsidiaries where we are exposed to the majority of the expected losses or returns. We adopted the new guidelines under FIN 46 in 2004 and it had no material impact on our financial statements. Previously, we consolidated subsidiaries where we exercised voting control. All significant inter-company accounts and transactions are eliminated upon consolidation.

ESTIMATES

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management has reviewed the future proposed changes in accounting guidance and does not expect any of these changes to have a material impact on us except for SFAS 123R.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payments which requires companies to recognize compensation expense for all types of stock options. We will be required to adopt this standard for our interim period ending September 30, 2005.

REVENUE RECOGNITION

We recognize sales at the time ownership passes to the customer. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue.

SALES INCENTIVES

We participate in various incentive programs with our customers including ones under which incentives can be earned for attaining agreed upon sales volume targets over time. Sales incentives are deducted in arriving at sales. Sales incentives based on our customers achieving volume targets are accrued as the incentive is earned and is based on management's estimate of the total rebate expected to be earned and claimed by the customer. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals accordingly.

COSTS OF SALES

We record shipping and handling and finished goods inventory costs in cost of sales. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We record all other expenses not charged to production as general and administrative expenses.

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

Buildings                                                   20 to 40 years
Machinery and equipment                                      7 to 15 years
Furniture and fixtures                                       3 to 10 years
Plates and films                                                   3 years
                                                            --------------

We compare the carrying value of property, plant and equipment to the estimated undiscounted future cash flows that may be generated by the related assets and recognize in net income any impairment to fair value when events indicate there may be an impairment.

GOODWILL

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. We compare the carrying amount of the goodwill to the fair value, at least annually, and recognize in net income any impairment in value.

INTANGIBLES AND OTHER ASSETS

Issuance costs for credit facilities and long-term debt are deferred and amortized over the term of the credit agreement or related debt, respectively.

      Rights to manufacture concentrate formulas, with all the related inventions, processes and technical expertise, are recorded as intangible assets at the cost of acquisition. The rights are not amortized as their useful lives extend indefinitely. We compare the carrying amount of the rights to their fair value, at least annually, and recognize in net income any impairment in value.

      Customer relationships are amortized over periods of up to 15 years. Trademarks are recorded at the cost of acquisition and are amortized over 15 years. We periodically compare the carrying value of the customer relationships and trademarks to the estimated undiscounted future cash flows that may be generated by the related businesses and recognize in net income any impairment to fair value.

      Information technology includes computer software and licenses, computer programs and information systems which are amortized over a period of 3 to 5 years.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of foreign operations, all of which are self-sustaining, are translated at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the period. The resulting gains or losses are accumulated in the other comprehensive income account in shareowners' equity.

TAXATION

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the accounting values of assets and liabilities and their related tax bases using currently enacted income tax rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated.

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income adjusted for changes in the cumulative foreign currency translation adjustment account and unrealized gains and losses on cash flow hedges.

NOTE 2

Unusual Items

During the year ended January 1, 2005, unusual items of $0.9 million ($1.8 million - January 3, 2004) included a charge of $1.5 million ($2.1 million - January 3, 2004) relating to a provision for a note due from an equity investee.

NOTE 3

Other Expense (Income), Net

                                                                             For the years ended
                                                            ----------------------------------------------------
                                                             JANUARY 1,         January 3,        December 28,
(IN MILLIONS OF U.S. DOLLARS)                                   2005              2004                2002
----------------------------------------------------        ------------       ----------        ---------------
Foreign exchange loss                                       $        0.7       $       1.2       $           0.7
Costs of extinguishment of debt                                        -                 -                  14.1
Gain on disposal of investment in Menu Foods Limited                   -                 -                  (1.3)
Other                                                               (0.8)             (0.7)                  0.5
                                                            ------------       -----------       ---------------
                                                            $       (0.1)      $       0.5       $          14.0
                                                            ============       ===========       ===============

NOTE 4

Interest Expense, Net

                                                                                For the years ended
                                                            ----------------------------------------------------
                                                             JANUARY 1,         January 3,        December 28,
(IN MILLIONS OF U.S. DOLLARS)                                   2005               2004               2002
-----------------------------                               ------------        ----------       ---------------
Interest on long-term debt                                  $       23.9        $     26.4       $          31.8
Other interest expense                                               2.6               1.7                   1.7
Interest income                                                     (0.5)             (0.6)                 (0.6)
                                                            ------------        ----------       ---------------
                                                            $       26.0        $     27.5       $          32.9
                                                            ============        ==========       ===============

Interest paid during the year was approximately $25.0 million ($25.9 million - January 1, 2004; $38.4 million - December 28, 2002).

NOTE 5

Income Taxes

Income (loss) before income taxes and equity loss consisted of the following:

                                                                         For the years ended
                                                             -------------------------------------------
                                                              JANUARY 1,     January 3,     December 28,
(IN MILLIONS OF U.S. DOLLARS)                                    2005          2004           2002
-----------------------------                                -----------    -----------    -------------
Canada                                                       $      (1.9)   $       3.6    $        (0.5)
Outside Canada                                                     116.7          114.1             74.2
                                                             -----------    -----------    -------------
                                                             $     114.8    $     117.7    $        73.7
                                                             ===========    ===========    =============

Provision for income taxes consisted of the following:

                                                                           For the years ended
                                                            ----------------------------------------------
                                                            JANUARY 1,      January 3,        December 28,
(IN MILLIONS OF U.S. DOLLARS)                                  2005            2004               2002
 ----------------------------                               ----------     -----------        ------------
CURRENT
Canada                                                      $     (0.1)     $     (0.2)        $     (0.2)
Outside Canada                                                   (26.6)          (30.3)             (18.9)
                                                            ----------     -----------         ----------
                                                            $    (26.7)     $    (30.5)        $    (19.1)
                                                            ----------     -----------         ----------
DEFERRED
Canada                                                      $      1.5      $     (1.2)        $     (1.5)
Outside Canada                                                   (10.6)           (8.4)              (3.8)
                                                            ----------     -----------         ----------
                                                            $     (9.1)     $     (9.6)        $     (5.3)
                                                            ----------     -----------         ----------
PROVISION FOR INCOME TAXES                                  $    (35.8)     $    (40.1)        $    (24.4)
                                                            ==========     ===========         ==========

Income taxes paid during the year were $27.3 million ($21.8 million - January 3, 2004; $19.0 million - December 28, 2002). The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                                                      For the years ended
                                                             -------------------------------------
                                                             JANUARY 1,   January 3,   December 28,
(IN MILLIONS OF U.S. DOLLARS)                                   2005         2004          2002
------------------------------------------------------       ----------   -----------  -----------
Income tax provision based on Canadian statutory rates       $    (39.8)  $    (42.3)  $    (29.1)
Foreign tax rate differential                                       1.7          2.6          1.8
Manufacturing and processing deduction                                -          0.1          0.2
Decrease (increase) in valuation allowance                          0.6         (0.6)           -
Adjustment for change in enacted rates                                -          1.0          0.7
Realization of benefit on carry back of capital loss                  -            -          1.8
Non-deductible and other items                                      1.7         (0.9)         0.2
                                                             ----------   ----------   ----------
Provision for income taxes                                   $    (35.8)  $    (40.1)  $    (24.4)
                                                             ==========   ==========   ==========

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

                                     JANUARY 1,  January 3,
(IN MILLIONS OF U.S. DOLLARS)           2005        2004
-----------------------------        ----------  ----------
DEFERRED TAX ASSETS
Loss carryforwards                   $     19.5  $     19.1
Liabilities and reserves                    5.5         8.6
Other                                       2.4         2.5
                                     ----------  ----------
                                           27.4        30.2
Valuation allowance                           -        (0.6)
                                     ----------  ----------
                                           27.4        29.6
                                     ----------  ----------
DEFERRED TAX LIABILITIES
Property, plant and equipment              41.8        35.4
Intangible assets                          12.3         8.3
Other                                      24.3        26.4
                                     ----------  ----------
                                           78.4        70.1
                                     ----------  ----------
NET DEFERRED TAX LIABILITY           $    (51.0) $    (40.5)
                                     ==========  ==========

As of January 1, 2005, operating loss carryforwards primarily in Canada, of $55.2 million are available to reduce future taxable income. These losses expire as follows:

(IN MILLIONS OF U.S. DOLLARS)
----------------------------
2005                                 $    14.2
2006                                      24.4
2008                                       6.2
Thereafter                                10.4
                                     ---------
                                     $    55.2
                                     =========

NOTE 6

Changes in Accounting Principles

In the first quarter of 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, for goodwill and other intangibles acquired prior to June 30, 2001. We adopted SFAS 142 for goodwill and other intangible assets acquired subsequent to June 30, 2001 in 2001. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to an annual impairment test. Other intangible assets continue to be amortized over their estimated useful lives and are also tested for impairment.

      We completed a goodwill impairment test as of the adoption date for the standard and determined that unamortized goodwill of $44.8 million relating to the U.K. and Europe reporting unit was impaired under the new rules. The impairment write down has been recorded as a change in accounting principle. No income tax recovery was recorded on the impairment write down.

NOTE 7

Other Comprehensive Income

                                                For the years ended
                                       ------------------------------------
                                       JANUARY 1,  January 3,  December 28,
(IN MILLIONS OF U.S. DOLLARS)             2005        2004         2002
-------------------------------------  ----------  ----------  ------------
Net income                             $     78.3  $     77.4  $        3.9
Foreign currency translation gain            15.8        29.7           7.9
Unrealized losses on cash flow hedges        (1.0)          -             -
                                       ----------  ----------  ------------
                                       $     93.1  $    107.1  $       11.8
                                       ==========  ==========  ============

NOTE 8

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

      The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                                                             For the years ended
                                                                   ---------------------------------------
                                                                   JANUARY 1,   January 3,   December 28,
                         (IN THOUSANDS)                               2005         2004         2002
----------------------------------------------------------------   ----------   ----------   ------------
Weighted average number of shares outstanding-- basic                71,006       69,389        65,262
Dilutive effect of stock options                                      1,065        1,607         2,202
Dilutive effect of second preferred shares                                -            -         3,074
                                                                     ------       ------        ------
Adjusted weighted average number of shares outstanding-- diluted     72,071       70,996        70,538
                                                                     ======       ======        ======

At January 1, 2005, options to purchase 1,493,000 (December 28, 2002 - 1,069,500) shares of common stock at a weighted average exercise price of C$40.83 (December 28, 2002 -- C$30.81) per share were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock.

NOTE 9

Accounts Receivable

                                                    JANUARY 1,       January 3,
 (IN MILLIONS OF U.S. DOLLARS)                        2005             2004
-------------------------------                    -----------      -----------
Trade receivables                                  $     154.2      $     134.6
Allowance for doubtful accounts                          (12.1)            (6.8)
Other                                                     42.2             21.0
                                                   -----------      -----------
                                                   $     184.3      $     148.8
                                                   ===========      ===========

As of January 1, 2005, other receivables include $7.0 million due from an equity investee ($6.6 million -- January 3, 2004) and the allowance for doubtful accounts include $3.9 million due from an equity investee ($2.0 million -- January 3, 2004).

NOTE 10

Inventories

                                                    JANUARY 1,      January 3,
(IN MILLIONS OF U.S. DOLLARS)                         2005             2004
-----------------------------                      -----------      ----------
Raw materials                                      $      47.9      $    37.7
Finished goods                                            59.9           46.8
Other                                                     15.0            9.9
                                                   -----------      ---------
                                                   $     122.8      $    94.4
                                                   ===========      =========

NOTE 11

Derivative Financial Instruments

In 2004, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the Canadian and U.K. and European business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and pound sterling and mature at various dates through December 30, 2005. In addition, we entered into one forward foreign exchange contract to purchase U.S. dollars at a fixed rate per pound sterling. The forward foreign exchange contract matured in January 2005. The fair market value of the foreign exchange options and the forward foreign exchange contract is included in prepaid expenses and other assets.

      Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At January 1, 2005, the fair value of the options and forward contract was $0.9 million and we recorded $1.0 million unrealized loss in comprehensive income in 2004.

NOTE 12

Property, Plant and Equipment

                                             JANUARY 1, 2005                          January 3, 2004
                                 --------------------------------------------------------------------------------
                                              ACCUMULATED                              Accumulated
(IN MILLIONS OF U.S. DOLLARS)       COST      DEPRECIATION        NET        Cost      Depreciation        Net
-------------------------------  ----------   ------------    ----------  ----------   ------------    ----------
Land                             $     21.4    $       -      $     21.4  $     19.7    $       -      $     19.7
Buildings                             110.8         27.9            82.9        98.5         22.8            75.7
Machinery and equipment               402.6        205.4           197.2       353.2        169.2           184.0
Computer hardware                         -            -               -        12.7          8.2             4.5
Furniture and fixtures                 12.3          9.6             2.7        11.0          8.4             2.6
Plates and film                        23.2         13.7             9.5        16.1          9.3             6.8
                                 ----------    ---------      ----------  ----------    ---------      ----------
                                 $    570.3    $   256.6      $    313.7  $    511.2    $   217.9      $    293.3
                                 ==========    =========      ==========  ==========    =========      ==========

During the year ended January 3, 2004, we recorded $9.8 million of property, plant and equipment financed through capital leases. Depreciation expense for fiscal 2004 was $41.7 million ($38.4 million -- January 3, 2004; $32.7 million -- December 28, 2002).

NOTE 13

Goodwill

                                                   JANUARY 1,       January 3,
(IN MILLIONS OF U.S. DOLLARS)                         2005             2004
------------------------------                     ----------       ----------
Balance at beginning of period                     $    81.6        $    77.0
Acquisitions -- note 21                                  5.7              0,7
Foreign exchange                                         1.5              3.9
                                                   ---------        ---------
Balance at end of period                           $    88.8        $    81.6
                                                   =========        =========

NOTE 14

Intangibles and Other Assets

                                             JANUARY 1, 2005                          January 3, 2004
                                 --------------------------------------------------------------------------------
                                              ACCUMULATED                              Accumulated
(IN MILLIONS OF U.S. DOLLARS)       COST      AMORTIZATION        NET        Cost      Amortization        Net
-------------------------------  ----------   ------------    ----------  ----------   ------------    ----------
INTANGIBLES
Not subject to amortization
   Rights                        $     80.4    $      -       $     80.4  $     80.4      $      -     $     80.4
                                 ----------    --------       ----------  ----------      --------     ----------
Subject to amortization
   Customer relationships             164.7        31.5            133.2       157.9          20.8          137.1
   Trademarks                          30.0         7.3             22.7        25.8           5.5           20.3
   Information technology              40.4        18.4             22.0        41.5          20.5           21.0
   Other                                3.6         0.6              3.0         3.6           0.3            3.3
                                 ----------    --------       ----------  ----------      --------     ----------
                                      238.7        57.8            180.9       228.8          47.1          181.7
                                 ----------    --------       ----------  ----------      --------     ----------
                                      319.1        57.8            261.3       309.2          47.1          262.1
                                 ----------    --------       ----------  ----------      --------     ----------
OTHER ASSETS
Financing costs                         5.6         4.6              1.0         5.6           3.9            1.7
Other                                  15.5         1.7             13.8         3.9           0.9            3.0
                                 ----------    --------       ----------  ----------      --------     ----------
                                       21.1         6.3             14.8         9.5           4.8            4.7
                                 ----------    --------       ----------  ----------      --------     ----------
                                 $    340.2    $   64.1       $    276.1  $    318.7      $   51.9     $    266.8
                                 ==========    ========       ==========  ==========      ========     ==========

Amortization expense of intangibles was $17.8 million ($12.5 million - January 3, 2004; $10.9 million - December 28, 2002). The estimated amortization expense for intangibles over the next five years is:

(IN MILLIONS OF U.S. DOLLARS)
-----------------------------
2005                                        $    18.6
2006                                             18.5
2007                                             18.3
2008                                             18.1
2009                                             14.4
                                            ---------
                                            $    87.9
                                            =========

NOTE 15

Short-Term Borrowings

Short-term borrowings include bank overdrafts and borrowings under our credit facilities.

      At January 1, 2005, we had a committed, revolving, senior secured credit facility of $125.0 million expiring on December 31, 2005. Accounts receivable, inventories and certain personal property of the U.S. and Canadian operations have been pledged as collateral for this facility. As of January 1, 2005, credit of $57.7 million was available after borrowings of $63.3 million and standby letters of credit of $4.0 million. Borrowings under the bank credit facility bear interest at base rate plus 0.50% per annum or LIBOR plus 1.75% per annum. A facility fee of 0.50% per annum is payable on the entire line of credit. The weighted average interest rate was 4.4% at January 1, 2005 (3.2% - January 3, 2004, 5.5% - December 28, 2002) on this short-term credit facility.

      We also had a $28.7 million ((pound)15.0 million) demand bank credit facility in the U.K. with $4.9 million outstanding as of January 1, 2005. This credit facility expired on December 31, 2004 and is currently being renegotiated. Borrowings under this facility bear interest at prime plus 1.0% per annum or LIBOR plus 0.75% per annum except for U.S. dollar borrowings, which currently bear interest at the short-term offered rate plus 0.20% per annum. The margin on U.S. dollar borrowings can be changed up to 1.0% on one month's notice. As at January 1, 2005 only U.S. dollar borrowings were outstanding under this credit facility at an interest rate of 2.20%.

NOTE 16

Long-Term Debt

                                                                           JANUARY 1,       January 3,
(IN MILLIONS OF U.S. DOLLARS)                                                2005              2004
-----------------------------------------------------                     -----------      -----------
Senior subordinated unsecured notes at 8% due 2011 (a)                    $     269.8      $     269.0
Capital leases                                                                    3.5              7.9
Other                                                                               -              2.1
                                                                          -----------      -----------
                                                                                273.3            279.0
Less current maturities                                                          (0.8)            (3.3)
                                                                          -----------      -----------
                                                                          $     272.5      $     275.7
                                                                          ===========      ===========

a) Our 8% senior subordinated unsecured notes were issued at a discount of 2.75% on December 21, 2001. The fair value of the notes as of January 1, 2005 is estimated to be $299.1 million (January 3, 2004 - $299.8 million). The notes contain a number of financial covenants including limitations on capital stock repurchases, dividend payments and incurrence of indebtedness, Penalties exist if we redeem the notes prior to December 15, 2009.

                                                             JANUARY 1,       January 3,
(IN MILLIONS OF U.S. DOLLARS)                                   2005             2004
-----------------------------                               -----------      -----------
Face value                                                  $     275.0      $     275.0
Discount                                                           (5.2)            (6.0)
                                                            -----------      -----------
                                                            $     269.8      $     269.0
                                                            ===========      ===========

b) Long-term debt payments required in each of the next five years and thereafter are as follows:

(IN MILLIONS OF U.S. DOLLARS)
-----------------------------
2005                                           $      0.8
2006                                                  0.8
2007                                                  0.7
2008                                                  0.7
2009                                                  0.5
Thereafter                                          275.0
                                               ----------
                                               $    278.5
                                               ==========

NOTE 17

Accounts Payable and Accrued Liabilities

                                JANUARY 1,     January 3,
(IN MILLIONS OF U.S. DOLLARS)      2005           2004
-----------------------------   ----------     ----------
Trade payables                  $     79.1     $     64.3
Accrued compensation                  17.5           26.6
Accrued promotion and rebates         24.9           24.2
Accrued interest                       1.2            1.2
Income, sales and other taxes          8.8           11.5
Other accrued liabilities             13.7           12.7
                                ----------     ----------
                                $    145.2     $    140.5
                                ==========     ==========

NOTE 18

Capital Stock

Our authorized capital stock consists of an unlimited number of common shares and an unlimited number of first and second preferred shares, issuable in series.

PREFERRED SHARES

The Convertible Participating Voting Second Preferred Shares, Series 1 ("second preferred shares") were convertible into that amount of common shares which is determined by dividing a conversion factor in effect at the time of conversion by a conversion value. The initial conversion factor of $10.00 was adjusted semi-annually at the rate of 2.5% for each six-month period, compounded semi-annually, with daily accrual, until July 7, 2002. From and after July 7, 2002 the conversion factor was $12.18. The conversion value was $7.75 and was subject to reduction in certain circumstances. The right of conversion could have been exercised by the preferred shareowners at any time, and by us at any time after July 7, 2002 or if the common shares had traded at an average closing price of not less than $13.00 during a consecutive 120 day trading period, prior to July 7, 2002.

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

NOTE 19

Stock Option Plans

Under the 1986 Common Share Option Plan, as amended, we have reserved 14.0 million common shares for future issuance. Options are granted at a price not less than fair value of the shares on the date of grant.

      Options granted on or after April 12, 1996 but before September 1,1998 expire after 10 years and vest at 25% per annum commencing on the second anniversary date of the grant. Options granted after September 1,1998 expire after 7 years and vest at 30% per annum on the anniversary date of the grant for the first two years and the balance on the third anniversary date of the grant. Certain options granted under the plan vest monthly over a period of 24 or 36 months. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferable.

      We account for our employee stock option plan under APB opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, compensation expense is measured as the excess, if any, of the market value of our common stock at the award date over the amount the employee must pay for the stock (exercise price). Our policy is to award stock options with an exercise price equal to the closing price of our common stock on the Toronto Stock Exchange on the last trading day immediately before the date of award, and accordingly, no compensation expense has been recognized for stock options issued under these plans. Had compensation expense for the plans been determined based on the fair value at the grant date consistent with SFAS 123, our net income and income per common share would have been as follows:

                                                                   For the years ended
                                                                   -------------------
                                                           JANUARY 1,   January 3,   December 28,
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)       2005         2004          2002
-------------------------------------------------------    ----------   ----------   ------------
NET INCOME (LOSS)

   As reported                                             $     78.3   $     77.4    $     3.9
   Compensation expense                                          (8.6)        (6.3)        (5.4)
                                                           ----------   ----------    ---------
   Pro forma                                               $     69.7   $     71.1    $    (1.5)
                                                           ----------   ----------    ---------

NET INCOME (LOSS) PER SHARE -- BASIC

   As reported                                             $     1.10   $     1.12    $    0.06
   Pro forma                                               $     0.98   $     1.02    $   (0.02)
NET INCOME (LOSS) PER SHARE -- DILUTED

   As reported                                             $     1.09   $     1.09    $    0.06
   Pro forma                                               $     0.97   $     1.00    $   (0.02)


The pro forma compensation expense has been tax effected to the extent it relates to stock options granted to employees in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                            For the years ended
                                            -------------------
                                  JANUARY 1,     January 3,    December 28,
                                     2005           2004           2002
                                 ------------    ----------    ------------
Risk-free interest rate           3.3% -  3.9%   3.9% - 4.3%   3.8% - 4.7%
Average expected life (years)               4             4             4
Expected volatility              40.0% - 45.0%         45.0%         45.0%
Expected dividend yield                     -             -             -

Option activity was as follows:

                                               JANUARY 1, 2005             January 3, 2004           December 28, 2002
                                          ------------------------    ------------------------    ------------------------
                                                        WEIGHTED                    Weighted                     Weighted
                                                         AVERAGE                     Average                      Average
                                                        EXERCISE                    Exercise                     Exercise
                                            SHARES      PRICE (C$)      Shares      Price (C$)      Shares      Price (C$)
                                          ----------    ----------    ----------    ----------    ----------    ----------
Balance -- at beginning                    4,067,154     $  22.90      4,984,340     $  16.90      4,752,845     $  11.63
  Granted                                  1,538,750     $  40.70        929,250     $  29.95      1,476,000     $  28.98
  Exercised                               (1,181,189)    $  16.06     (1,699,796)    $   9.51       (952,776)    $   9.60
  Cancelled                                 (218,750)    $  31.22       (146,640)    $  20.10       (291,729)    $  12.15
                                                                      ----------                   ---------
Balance -- at end                          4,205,965     $  30.90      4,067,154     $  22.90      4,984,340     $  16.90
                                           =========                  ==========                   =========

Weighted average fair value of options
 granted during the year                                 $  15.96                    $  12.24                    $  11.20

Outstanding options at January 1, 2005 are as follows:

                                Options Outstanding               Options Exercisable
                      ---------------------------------------   ------------------------
                                                    Weighted                   Weighted
Range of                             Remaining       Average                   Average
Exercise                 Number     Contractual     Exercise       Number      Exercise
Prices (C$)           Outstanding   Life (Years)   Price (C$)   Exercisable   Price (C$)
-----------------     -----------   ------------   ----------   -----------   ----------
$  5.95 - $ 16.10        193,791        3.3        $     9.63      193,791    $     9.63
$ 16.68 - $ 24.25        893,074        3.7        $    19.24      777,574    $    18.56
$ 26.00 - $ 33.30      1,658,100        5.1        $    30.76      791,675    $    30.19
$ 35.21 - $ 43.64      1,461,000        6.3        $    41.01           --            --
                       ---------        ---        ----------    ---------    ----------
                       4,205,965        5.1        $    30.90    1,763,040    $    22.80
                       =========        ===        ==========    =========    ==========

NOTE 20

Net Change in Non-Cash Working Capital

The changes in non-cash working capital components, net of effects of acquisitions and divestitures of businesses and unrealized foreign exchange gains and losses, are as follows:

                                                                            For the years ended
                                                                  ----------------------------------------
                                                                  JANUARY 1,    January 3,    December 28,
(IN MILLIONS OF U.S. DOLLARS)                                        2005          2004           2002
---------------------------------------------------------------   ----------    ----------    ------------
Decrease (increase) in accounts receivable                        $    (21.3)   $     (2.7)    $    (5.4)
Decrease (increase) in inventories                                     (22.8)        (11.0)         (3.5)
Decrease (increase) in prepaid expenses                                 (4.8)         (1.0)          0.2
Increase (decrease) in accounts payable and accrued liabilities         (3.5)         10.9          (7.8)
                                                                  ----------    ----------     ---------
                                                                  $    (52.4)   $     (3.8)    $   (16.5)
                                                                  ==========    ==========     =========

NOTE 21

Acquisitions and Equity Investments

All acquisitions have been accounted for using the purchase method, and accordingly, the results of operations are included in our consolidated statements of income from the effective dates of purchase, except as otherwise indicated.

      The total purchase prices of the acquisitions and equity investments were allocated as follows based on the fair value of the net assets:

                                        JANUARY 1,    January 3,     December 28,
(IN MILLIONS OF U.S. DOLLARS)              2005          2004           2002
------------------------------------    ----------    ----------    -------------
Current assets                          $      6.0    $     (0.6)    $     11.8
Property, plant and equipment                 19.3           3.6           14.0
Rights                                          --           0.3             --
Customer relationships                         6.8          49.7            4.8
Trademarks                                     0.8            --            6.8
Goodwill                                       5.7           0.7            7.7
Other assets                                    --           0.2            3.0
Equity investments                              --          (1.3)           2.8
                                        ----------    ----------     ----------
                                              38.6          52.6           50.9
                                        ----------    ----------     ----------
Current liabilities                            4.0           0.4           12.8
Deferred taxes and other liabilities            --           2.4            7.1
Minority interest                               --            --            0.4
                                        ----------    ----------     ----------
PURCHASE PRICE                          $     34.6    $     49.8     $     30.6
                                        ==========    ==========     ==========

Year ended January 1, 2005

Effective March 17, 2004, we acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC, located in Kentucky. The purchase of $17.8 million was allocated primarily to machinery and equipment.

      Effective October 19, 2004, we acquired for $16.8 million certain of the assets of Metro Beverage Co. The purchase price was allocated to customer relationships, goodwill and machinery and equipment.

      The total purchase price for all acquisitions was $34.6 million, including acquisition costs of $0.8 million. The acquisitions were funded from cash and borrowings on our revolving credit facility.

Year ended January 3, 2004

Effective May 15, 2003, our Mexican subsidiary Cott Embotelladores de Mexico, S.A. de C.V. ("CEMSA"), acquired a soft drink distribution business from Embotelladora de Puebla, S.A. de C.V. ("EPSA"). The purchase price was allocated to license and machinery and equipment.

      Effective December 19, 2003, we acquired the retailer brand beverage business of North Carolina's Quality Beverage Brands, L.L.C. ("QBB"). The assets acquired include customer relationships and certain machinery and equipment. The acquisition is expected to enhance our capabilities and expand our customer base in the Mid-Atlantic region of the U.S.

      The total purchase price for all acquisitions was $49.8 million, including estimated acquisition costs of $0.6 million and the purchase of the remaining interest in Iroquois West Bottling Ltd. in January 2003. The acquisitions were funded from cash and borrowings on our revolving credit facility.

Year ended December 28, 2002

Effective June 21, 2002, we acquired a new venture in Mexico, CEMSA, with EPSA in order to establish manufacturing and marketing capabilities in Mexico. We acquired a 90% interest in this new venture. EPSA has the remaining 10% interest. The purchase price was allocated to working capital, machinery and equipment and customer relationships.

      Effective June 25, 2002, we acquired all of the outstanding capital stock of Premium Beverage Packers, Inc. ("Wyomissing"). Wyomissing's assets included working capital, machinery and equipment, customer relationships, trademarks and goodwill. The acquisition is expected to add manufacturing strength to our growing presence in the Northeast U.S.

      The total purchase price for both acquisitions was $30.6 million, including estimated acquisition costs of $1.8 million and an equity investment of $1.0 million for a 35% share of a Mexican distribution company before working capital adjustments. We funded the acquisitions from borrowings on our short-term credit facility. The goodwill recognized on the transactions is not deductible for tax purposes.

      In January 2002, we made equity investments in two spring water companies, Iroquois Water Ltd. and Iroquois West Bottling Ltd. (now known as Cott Revelstoke Ltd.), totalling $1.8 million to strengthen our position in the spring water segment across Canada.

NOTE 22

Benefit Plans

Cott maintains primarily defined contribution pension plans covering qualifying employees in the U.S., Canada and the U.K. The total expense with respect to these plans was $5.6 million for the year ended January 1, 2005 ($4.5 million - January 3, 2004; $4.2 million -- December 28, 2002).

NOTE 23

Commitments and Contingencies

a) We lease buildings, machinery & equipment, computer software and furniture & fixtures. All contractual increases included in the lease contract are taken into account when calculating the minimum lease payment and recognized on a straight line basis over the lease term. The minimum annual payments under operating leases are as follows:

(IN MILLIONS OF U.S. DOLLARS)
-----------------------------
2005                                      $   14.6
2006                                          14.7
2007                                          12.2
2008                                           8.8
2009                                           8.1
Thereafter                                    41.3
                                          --------
                                          $   99.7
                                          ========

Operating lease expenses were:

(IN MILLIONS OF U.S. DOLLARS)
-----------------------------
Year ended January 1, 2005                $   11.9
Year ended January 3, 2004                $   13.0
Year ended December 28, 2002              $   11.9

b) As of January 1, 2005, we had commitments for capital expenditures of approximately $13.5 million (January 3, 2004 -- $10.7 million) and commitments for inventory of approximately $18.3 million (January 3, 2004 -- $14.2 million).

c) We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

d) We had $4.0 million in standby letters of credit outstanding as of January 1, 2005.

e) In January 2005, we were named as one of many defendants in a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on consumers. This litigation is at a very preliminary stage and the merits of the case have not been determined.

NOTE 24

Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in the U.S., Canada, the U.K. & Europe and International business segments. The International segment includes the 2002 Mexican acquisitions and the Royal Crown International business. The concentrate assets and related expenses are included in the Corporate & Other segment for comparative purposes. The segmented information for prior periods has been restated to conform to the way we currently manage our beverage business by geographic segments as described below:

BUSINESS SEGMENTS

                                                                    FOR THE YEAR ENDED JANUARY 1, 2005
                                               ------------------------------------------------------------------------------------
                                                                           UNITED KINGDOM                   CORPORATE
(IN MILLIONS OF U.S. DOLLARS)                  UNITED STATES     CANADA      & EUROPE       INTERNATIONAL    & OTHER       TOTAL
--------------------------------------------   -------------   ---------   --------------   -------------   ---------   -----------
External sales                                  $   1,199.0    $   189.5     $   194.3         $  61.2       $    2.3   $   1,646.3
Intersegment sales                                      0.4         18.9            --              --          (19.3)           --
Depreciation and amortization                          39.7          8.8           8.2             1.2            2.1          60.0
Operating income (loss) before unusual items          120.5         11.6          12.3            10.4           (9.2)        145.6
Unusual items                                            --         (1.5)          0.4              --            0.2          (0.9)

Property, plant and equipment                         174.9         53.0          68.7             9.6            7.5         313.7
Goodwill                                               55.6         23.5            --             4.6            5.1          88.8
Intangibles and other assets                          179.3          3.4           3.9             1.2           88.3         276.1
Total assets                                          591.1        131.3         135.6            85.3           78.7       1,022.0
Additions to property, plant and equipment             36.3          4.9           4.9             1.6            2.6          50.3
Acquisition of production capacity                      3.8           --            --              --             --           3.8

                                                                    For the year ended January 3, 2004
                                               ------------------------------------------------------------------------------------
                                                                           United Kingdom                   Corporate
(IN MILLIONS OF U.S. DOLLARS)                  United States     Canada      & Europe       International    & Other       Total
--------------------------------------------   -------------   ---------   --------------   -------------   ---------   -----------
External sales                                  $   1,016.6    $   191.0     $   166.6         $  42.1       $    1.5   $   1,417.8
Intersegment sales                                       --         40.8            --              --          (40.8)           --
Depreciation and amortization                          33.2          8.1           7.3             0.7            1.7          51.0
Operating income (loss) before unusual items          124.6         19.8           7.7             5.7           (7.1)        150.7
Unusual items                                           0.2         (2.0)           --              --             --          (1.8)
Property, plant and equipment                         155.5         54.9          66.7             9.2            7.0         293.3
Goodwill                                               49.9         22.0            --             4.6            5.1          81.6
Intangibles and other assets                          177.0          3.2           1.1             1.3           84.2         266.8
Total assets                                          514.9        130.3         126.7            77.6           59.3         908.8
Additions to property, plant and equipment             19.0          4.6           7.0             6.1            2.9          39.6

                                                                    For the year ended December 28, 2002
                                               ------------------------------------------------------------------------------------
                                                                           United Kingdom                   Corporate
(IN MILLIONS OF U.S. DOLLARS)                  United States     Canada      & Europe       International    & Other       Total
------------------------------------------     -------------   ---------   --------------   -------------   ---------   -----------
External sales                                  $     872.2    $   171.2     $   134.3         $  20.3       $    0.6   $   1,198.6
Intersegment sales                                      0.8         27.6           0.1              --          (28.5)           --
Depreciation and amortization                          29.4          6.3           6.7             0.3            1.4          44.1
Operating income (loss)                               110.2         17.9           1.8             1.1           (8.3)        122.7
Property, plant and equipment                         146.9         41.2          59.5             0.2           10.6         258.4
Goodwill                                               49.9         17.4            --             4.6            5.1          77.0
Intangibles and other assets                          129.4          5.2           1.8             1.1           87.8         225.3
Total assets                                          452.8        107.9         101.6            61.7           61.4         785.4
Additions to property, plant and equipment             21.9          3.5           2.3             3.2            3.0          33.9

Intersegment sales and total assets under the Corporate & Other caption include the elimination of intersegment sales, receivables and investments.

For the year ended January 1, 2005, sales to Wal-Mart accounted for 40% (2003 -- 42%, 2002 -- 40%) of our total sales.

Credit risk arises from the potential default of a customer in meeting its financial obligations with us. Concentrations of credit exposure may arise with a group of customers which have similar economic characteristics or that are located in the same geographic region. The ability of such customers to meet obligations would be similarly affected by changing economic, political or other conditions.

      Revenues by geographic area are as follows:

                                  JANUARY 1,    January 3,   December 28,
(IN MILLIONS OF U.S. DOLLARS)        2005          2004          2002
-----------------------------     ----------   -----------   ------------
United States                     $  1,221.8   $  1,035.8    $     885.3
Canada                                 189.5        191.0          171.2
United Kingdom                         186.9        160.2          125.6
Other countries                         48.1         30.8           16.5
                                  ----------   ----------    -----------
                                  $  1,646.3   $  1,417.8    $   1,198.6
                                  ==========   ==========    ===========

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

                                  JANUARY 1,     January 3,
(IN MILLIONS OF U.S. DOLLARS)        2005           2004
-----------------------------     ----------     -----------
United States                     $    508.9     $    481.4
Canada                                  86.3           81.9
United Kingdom                          72.5           67.8
Other countries                         10.9           10.6
                                  ----------     ----------
                                  $    678.6     $    641.7
                                  ==========     ==========

Quarterly Financial Information

(UNAUDITED)

                                                                            YEAR ENDED JANUARY 1, 2005
                                                            -----------------------------------------------------------
                                                              FIRST       SECOND      THIRD      FOURTH
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)      QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
-------------------------------------------------------     ---------   ---------   ---------   ---------   -----------
Sales                                                       $   370.9   $   463.7   $   442.4   $   369.3   $   1,646.3
Cost of sales                                                   300.5       378.2       371.4       312.5       1,362.6
                                                            ---------   ---------   ---------   ---------   -----------

Gross profit                                                     70.4        85.5        71.0        56.8         283.7
Selling, general and administrative expenses                     38.7        34.1        33.3        32.0         138.1
Unusual items                                                      --        (0.5)       (0.2)        1.6           0.9
                                                            ---------   ---------   ---------   ---------   -----------

Operating income                                                 31.7        51.9        37.9        23.2         144.7
                                                            ---------   ---------   ---------   ---------   -----------

Net income                                                  $    15.4   $    29.4   $    22.1   $    11.4   $      78.3
                                                            =========   =========   =========   =========   ===========
Per share data:
   Income per common share -- basic
      Net income                                            $    0.22   $    0.41   $    0.31   $    0.16   $      1.10
   Income per common share -- diluted
      Net income                                            $    0.21   $    0.41   $    0.31   $    0.16   $      1.09
                                                            =========   =========   =========   =========   ===========

                                                                            YEAR ENDED JANUARY 3, 2004
                                                            -----------------------------------------------------------
                                                              FIRST       SECOND      THIRD      FOURTH
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)      QUARTER     QUARTER     QUARTER     QUARTER       TOTAL
-------------------------------------------------------     ---------   ---------   ---------   ---------   -----------
Sales                                                       $   295.3   $   388.1   $   389.8   $   344.6   $   1,417.8
Cost of sales                                                   238.9       311.2       314.7       276.2       1,141.0
                                                            ---------   ---------   ---------   ---------   -----------

Gross profit                                                     56.4        76.9        75.1        68.4         276.8
Selling, general and administrative expenses                     31.6        32.5        29.1        32.9         126.1
Unusual items                                                      --        (0.8)         --         2.6           1.8
                                                            ---------   ---------   ---------   ---------   -----------

Operating income                                                 24.8        45.2        46.0        32.9         148.9
                                                            ---------   ---------   ---------   ---------   -----------

Net income                                                  $    10.5   $    24.6   $    25.7   $    16.6   $      77.4
                                                            =========   =========   =========   =========   ===========
Per share data:
   Income per common share -- basic
      Net income                                            $    0.15   $    0.36   $    0.37   $    0.24   $      1.12
   Income per common share -- diluted
      Net income                                            $    0.15   $    0.35   $    0.36   $    0.23   $      1.09
                                                            =========   =========   =========   =========   ===========

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.
CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no changes in our internal controls or in other factors during the quarter ended January 1, 2005 that could materially affect, or are likely to materially affect, our controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

      - provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

      - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      We assessed the effectiveness of our internal control over financial reporting as of January 1, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

      Based on our assessment, we determined that, as of January 1, 2005, our internal control over financial reporting is effective based on those criteria.

      Our assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 50.

PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the "Election of Directors" section of our definitive proxy statement for the 2005 Annual Meeting of Shareowners, which will be filed within 120 days after January 1, 2005. The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the "Board Committees" section of our definitive proxy statement for the 2005 Annual Meeting of Shareowners. The information required by this item regarding executive officers appears as the Supplemental Item in Part I.

      The Audit Committee of our Board of Directors is an "audit committee" for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Philip B. Livingston (Chairman),
W. John Bennett and Andrew Prozes.

      We have adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and principal accounting officer and certain other employees. We intend to disclose any amendment to, or waiver from, any provision of the Code by posting such information on our Internet website, www.cott.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information required by this item is incorporated by reference to, and will be contained in, the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our definitive proxy statement for the 2005 Annual Meeting of Shareowners, which will be filed within 120 days after January 1, 2005.

ITEM 11.
EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the "Executive Compensation", "Employment Agreements", "Report on Executive Compensation", "Shareowner Return Performance Graph", and "Compensation of Directors" sections of our definitive proxy statement for the 2005 Annual Meeting of Shareowners, which will be filed within 120 days after January 1, 2005.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the "Principal Shareowners," the "Security Ownership of Directors and Management" and "Equity Compensation Plan Information" sections of our definitive proxy statement for the 2005 Annual Meeting of Shareowners, which will be filed within 120 days after January 1, 2005.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to, and will be contained in, the "Certain Relationships and Related Transactions" section of our definitive proxy statement for the 2005 Annual Meeting of Shareowners, which will be filed within 120 days after January 1, 2005.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the "Auditors" section of our definitive proxy statement for the 2005 Annual Meeting of Shareowners, which will be filed within 120 days after January 1, 2005.

PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. EXHIBITS:

NUMBER                                   DESCRIPTION
------                                   -----------
2.1(1) Asset Purchase Agreement by and between Concord Beverage Company and Concord Beverae LP, dated as of October 18, 2000 (incorporated by reference to Exhibit 2.1 to our Form 8-K dated as of October 18,
            2000).

2.2(1) Agreement of Sale by and between Concord Beverage Company and Concord Beverage LP, dated as of October 18, 2000 (incorporated by reference to Exhibit 2.2 to our Form 8-K dated as of October 18,
            2000).

2.3 Acquisition Agreement, dated November 20,1997, among Cott UK Limited, Cott Corporation and the several persons listed in Schedule 1 to the Agreement relating to the acquisition of Hero Drinks Group (U.K.) Limited (incorporated by reference to Exhibit 10.2 to our Form 10-K filed March 31, 2000).

2.4(2) Asset Acquisition and Facility Use Agreement, dated April 13, 2000, between BCB USA Corp. (since renamed "Cott Beverages Inc.") and Schmalbach-Lubeca Plastic Containers USA, Inc. relating to the sale of the PET preform blow molding operation (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 16, 2000).

2.5(1,2) Asset Purchase Agreement by and among Royal Crown Company, Inc., Cott Corporation and BCB USA Corp. (since renamed "Cott Beverages Inc.") dated as of June 13, 2001 (incorporated by reference to
            Exhibit 2.1 to our Form 8-K dated July 19, 2001).

3.1 Articles of Incorporation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed March 31, 2000).

3.2         By-laws of Cott Corporation (incorporated by reference to Exhibit
            3.2 to our Form 10-K filed March 8, 2002).

4.1 Subscription Agreement dated as of June 12, 1998 for Cott Corporation's (as issuer) Convertible Participating Voting Second Preferred Shares, Series 1 (incorporated by reference to Exhibit 4.2 to our Form 10-K filed March 31, 2000).

4.2 Letter Agreement dated as of November 3,1999, regarding standstill provisions between Cott Corporation and the Thomas H. Lee Company (incorporated by reference to Exhibit 4.3 to our Form 10-K filed March 31, 2000).

4.3         Indenture dated as of December 21, 2001, between Cott Beverages Inc.
            (as issuer) and HSBC Bank USA (as trustee) (incorporated by reference to Exhibit 4.3 to our Form 10-K filed March 8, 2002).

4.4 Registration Rights Agreement dated as of December 21, 2001, among Cott Beverages Inc., the Guarantors named therein and Lehman Brothers Inc., BMO Nesbitt Burns Corp. and CIBC World Markets Corp. (incorporated by reference to Exhibit 4.4 to our Form 10-K filed March 8, 2002).

10.1(2) Termination Agreement, dated November 1,1999, between Cott Beverages USA, Inc. (now "Cott Beverages Inc.") and Premium Beverages Packers, Inc., (incorporated by reference to Exhibit 10.1 to our Form 10-K filed March 31, 2000).

10.2(2) Supply Agreement, dated December 21,1998, between Wal-Mart Stores, Inc. and Cott Beverages USA, Inc. (now "Cott Beverages Inc.") (incorporated by reference to Exhibit 10.3 to our Form 10-K filed March 31, 2000).

10.3(3) Employment Agreement of Mark Benadiba dated October 15, 2003 (incorporated by reference to Exhibit 10.1 to our Form S-3 filed on January 22, 2004).

10.4(3) Employment Agreement of Raymond P. Silcock dated August 17,1998 (incorporated by reference to Exhibit 10.9 to our Form 10-K filed March 31, 2000) (including Confidentiality & Restrictive Covenants (filed herewith)).

10.5(3) Employment Agreement of John K. Sheppard dated March 11, 2004 (incorporated by reference to Exhibit 10.4 to our Form S-3/A filed on June 18, 2004).

10.6(3) Amended 1999 Executive Incentive Share Compensation Plan effective January 3,1999 (incorporated by reference to Exhibit 10.9 to our Form 10-K filed March 20, 2001).

10.7(3) 2000 Executive Incentive Share Compensation Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 20, 2001).

NUMBER                                   DESCRIPTION
------                                   -----------
10.8(3) 2001 Executive Incentive Share Compensation Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 8, 2002).

10.9(3) 2002 Executive Incentive Share Compensation Plan effective January 2, 2003 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 17, 2003).

10.10(3) Second Canadian Employee Share Purchase Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 20, 2001).

10.11(2) Credit Agreement dated as of July 19, 2001 between BCB USA Corp. (since renamed "Cott Beverages Inc."), Cott Corporation and the several lenders, Lehman Brothers Inc., First Union National Bank, Bank of Montreal and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated July 19, 2001), as amended December 13, 2001 and December 19, 2001 (incorporated by reference to Exhibit 10.13 to our Form 10-K filed March 8, 2002).

10.12(2) Supply Agreement executed November 11, 2003, effective January 1, 2002 between Crown Cork & Seal Company, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.14 to our Form 10-Q/A filed August 5, 2004).

10.13(3) Share Purchase Plan for Non-employee Directors effective November 1, 2003 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 18, 2004).

10.14(3) Cott Corporation Executive Investment Share Purchase Plan (filed herewith).

10.15(3)    Restated 1986 Common Share Option Plan of Cott
            Corporation/Corporation Cott as amended through October 20, 2004 (filed herewith).

10.16(3) Letter Agreement with Frank E. Weise III, dated April 28, 2004 (incorporated by reference to Exhibit 10.5 to our Form S-3/A filed on June 18, 2004).

10.17(2) Amendment to Supply Agreement between Crown Cork & Seal USA, Inc. (successor to Crown Cork & Seal Company, Inc.) and Cott Corporation, dated December 23, 2004 (filed herewith).

10.18(3) Employment Agreement of Robert J. Flaherty dated December 8, 2004 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 14, 2004) (including Confidentiality & Restrictive Covenants (filed herewith)).

10.19(3) Employment Agreement of Mark R. Halperin dated July 14, 2000 (incorporated by reference to Exhibit 10.7 to our Form 10-K filed March 8, 2002) (including Confidentiality & Restrictive Covenants (filed herewith)).

10.20(3) Employment Agreement of Colin Walker, dated August 20, 1998 (filed herewith).

13.1 Annual Report to Shareowners for the year ended January 1, 2005 (filed herewith).

14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to our Form 10-K filed March 18, 2004).

21.1        List of Subsidiaries of Cott Corporation (filed herewith).

23.1 Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1 Certification of the President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2005 (filed herewith).

31.2 Certification of the Executive Vice President and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2005 (filed herewith).

32.1 Certification of the President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2005 (filed herewith).

NUMBER                               DESCRIPTION
----------  -----------------------------------------------------------------
32.2        Certification of the Executive Vice President and Chief Financial
            Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2005 (filed herewith).

----------
(1) In accordance with Item 601 (b)(2) of Regulation S-K, the schedules to this exhibit have been omitted and a list briefly describing those exhibits is contained in the exhibit. The Registrant will furnish a copy of any omitted exhibit to the Commission upon request.

(2) Document is subject to request for confidential treatment.

(3) Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cott Corporation

/s/ John K. Sheppard
-------------------------------------
John K. Sheppard
President & Chief Executive Officer
Date: March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John K. Sheppard                     President & Chief Executive Officer                   Date: March 10, 2005
-------------------------------------
John K. Sheppard

/s/ Raymond P. Silcock                   Executive Vice President & Chief Financial Officer    Date: March 10, 2005
-------------------------------------    (Principal Financial Officer)
Raymond P. Silcock

/s/ Tina Dell' Aquila                    Vice President, Controller & Assistant Secretary      Date: March 10, 2005
-------------------------------------    (Principal Accounting Officer)
Tina Dell' Aquila

/s/ Colin J. Adair                       Director                                              Date: March 10, 2005
-------------------------------------
Colin J. Adair

/s/ W. John Bennett                      Director                                              Date: March 10, 2005
-------------------------------------
W. John Bennett

/s/ Serge Gouin                          Director                                              Date: March 10, 2005
-------------------------------------
Serge Gouin

/s/ Stephen H. Halperin                  Director                                              Date: March 10, 2005
-------------------------------------
Stephen H. Halperin

/s/ Betty Jane Hess                      Director                                              Date: March 10, 2005
-------------------------------------
Betty Jane Hess

/s/ Philip B. Livingston                 Director                                              Date: March 10, 2005
-------------------------------------
Philip B. Livingston

/s/ Christine A. Magee                   Director                                              Date: March 10, 2005
-------------------------------------
Christine A. Magee

/s/ Andrew Prozes                        Director                                              Date: March 10, 2005
-------------------------------------
Andrew Prozes

/s/ Donald G. Watt                       Director                                              Date: March 10, 2005
-------------------------------------
Donald G. Watt

/s/ Frank E. Weise                       Chairman, Director                                    Date: March 10, 2005
-------------------------------------
Frank E. Weise

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                         YEAR ENDED JANUARY 1, 2005
                                                                         --------------------------
                                             BALANCE AT             CHARGED TO          CHARGED TO                    BALANCE AT
           Description                    BEGINNING OF YEAR     COSTS AND EXPENSES    OTHER ACCOUNTS     DEDUCTION    END OF YEAR
           -----------                    -----------------     ------------------    --------------     ---------    -----------
RESERVES DEDUCTED IN THE BALANCE SHEET
 FROM THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables                         $    (6.8)             $  (6.5)              $   --           $ 1.2        $ (12.1)
Inventories                                       (7.2)                 0.1                 (0.2)            0.5           (6.8)
Intangibles and other assets                      (0.6)                 0.2                   --              --           (0.4)
                                             ---------              -------               ------           -----        -------
                                             $   (14.6)             $  (6.2)              $ (0.2)          $ 1.7        $ (19.3)
                                             =========              =======               ======           =====        =======

                                                                            Year ended January 3, 2004
                                                                            --------------------------
                                              Balance at            Charged to          Charged to                     Balance at
           Description                    Beginning of Year     Costs and Expenses    Other Accounts     Deduction    End of Year
           -----------                    -----------------     ------------------    --------------     ---------    -----------
RESERVES DEDUCTED IN THE BALANCE SHEET
 FROM THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables                         $    (3.4)             $  (3.6)              $ (0.7)          $ 0.9        $  (6.8)
Inventories                                       (6.7)                (0.6)                (1.3)            1.4           (7.2)
Intangibles and other assets                      (1.1)                  --                  0.5              --           (0.6)
                                             ---------              -------               ------           -----        -------
                                             $   (11.2)             $  (4.2)              $ (1.5)          $ 2.3        $ (14.6)
                                             =========              =======               ======           =====        =======

                                                                            Year ended December 28, 2002
                                                                            ----------------------------
                                              Balance at            Charged to          Charged to                     Balance at
           Description                    Beginning of Year     Costs and Expenses    Other Accounts     Deduction    End of Year
           -----------                    -----------------     ------------------    --------------     ---------    -----------
RESERVES DEDUCTED IN THE BALANCE SHEET
 FROM THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables                         $    (5.1)             $  (1.6)              $  1.3           $ 2.0        $  (3.4)
Inventories                                       (6.1)                (1.5)                  --             0.9           (6.7)
Intangibles and other assets                      (1.1)                  --                   --              --           (1.1)
                                             ---------              -------               ------           -----        -------
                                             $   (12.3)             $  (3.1)              $  1.3           $ 2.9        $ (11.2)
                                             =========              =======               ======           =====        =======

SCHEDULE III -- CONSOLIDATING FINANCIAL STATEMENTS

Cott Beverages Inc., our wholly owned subsidiary, has entered into financing arrangements that are guaranteed by Cott Corporation and certain other wholly owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

      The following supplemental financial information sets forth on an unconsolidated basis, our balance sheets, statements of income and cash flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and our other subsidiaries (the "Non-guarantor Subsidiaries"). The balance sheets, statements of income and cash flows for Cott Beverages Inc. have been adjusted retroactively to include Concord Beverage Company, Concord Holdings GP and Concord Holdings LP that were amalgamated with Cott Beverages Inc. on December 29, 2001. The supplemental financial information reflects our investments and those of Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting.

Consolidating Statements of Income

                                                                          For the year ended January 1, 2005
                                                                          ----------------------------------
                                           Cott           Cott          Guarantor    Non-guarantor   Elimination
(IN MILLIONS OF U.S. DOLLARS)           Corporation   Beverages Inc.   Subsidiaries   Subsidiaries     Entries     Consolidated
-----------------------------           -----------   --------------   ------------  -------------   -----------   ------------
SALES                                     $ 208.3       $ 1,113.5        $  46.6      $   308.8       $ (30.9)       $ 1,646.3
Cost of sales                               172.9           919.0           39.7          261.9         (30.9)         1,362.6
                                          -------       ---------        -------      ---------       -------        ---------

GROSS PROFIT                                 35.4           194.5            6.9           46.9            --            283.7
Selling, general and administrative
 expenses                                    35.8            75.4            3.7           23.2            --            138.1
Unusual items                                 1.3              --             --           (0.4)           --              0.9
                                          -------       ---------        -------      ---------       -------        ---------

OPERATING INCOME (LOSS)                      (1.7)          119.1            3.2           24.1            --            144.7
Other expense (income), net                   0.5             1.1           (1.9)           0.2            --             (0.1)
Interest expense (income), net               (0.2)           32.9           (6.5)          (0.2)           --             26.0
Minority interest                              --              --             --            4.0            --              4.0
                                          -------       ---------        -------      ---------       -------        ---------

INCOME (LOSS) BEFORE INCOME TAXES AND        (2.0)           85.1           11.6           20.1            --            114.8
 EQUITY INCOME (LOSS)
Income taxes                                  2.7           (34.1)            --           (4.4)           --            (35.8)
Equity income (loss)                         77.6             9.3           55.1             --        (142.7)            (0.7)
                                          -------       ---------        -------      ---------       -------        ---------

NET INCOME                                $  78.3       $    60.3        $  66.7      $    15.7       $(142.7)       $    78.3
                                          =======       =========        =======      =========       =======        =========

Consolidating Balance Sheets

                                                                                 As of January 1, 2005
                                                                                 ---------------------
                                                  Cott          Cott         Guarantor    Non-guarantor  Elimination
(IN MILLIONS OF U.S. DOLLARS)                  Corporation  Beverages Inc.  Subsidiaries   Subsidiaries    Entries    Consolidated
-----------------------------                  -----------  --------------  ------------  -------------  -----------  ------------
ASSETS
CURRENT ASSETS
  Cash                                         $  14.7      $      --       $     --      $    11.9      $    --        $   26.6
  Accounts receivable                             52.2          109.3           17.5           44.2        (38.9)          184.3
  Inventories                                     20.9           72.4            5.9           23.6           --           122.8
  Prepaid expenses and other assets                3.0            3.3            0.8            2.6           --             9.7
                                               -------      ---------       --------      ---------      -------        --------

                                                  90.8          185.0           24.2           82.3        (38.9)          343.4
Property, plant and equipment                     48.3          162.0           20.0           83.4           --           313.7
Goodwill                                          22.8           51.8           13.5            0.7           --            88.8
Intangibles and other assets                      11.6          203.7           11.7           49.1           --           276.1
Due from affiliates                               47.0            4.7          109.4          276.7       (437.8)             --
Investments in subsidiaries                      354.0           74.2           46.6             --       (474.8)             --
                                               -------      ---------       --------      ---------      -------        --------

                                               $ 574.5      $   681.4       $  225.4      $   492.2      $(951.5)       $1,022.0
                                               =======      =========       ========      =========      =======        ========
LIABILITIES
CURRENT LIABILITIES
  Short-term borrowings                        $    --      $    66.5       $    0.1      $     4.8       $   --        $   71.4
  Current maturities of long-term debt              --            0.8             --             --           --             0.8
  Accounts payable and accrued liabilities        31.7           82.5            9.8           60.1        (38.9)          145.2
                                               -------      ---------       --------      ---------      -------        --------

                                                  31.7          149.8            9.9           64.9        (38.9)          217.4
Long-term debt                                      --          272.5             --             --           --           272.5
Due to affiliates                                 80.4          112.6          197.3           47.5       (437.8)             --
Deferred income taxes                              5.1           38.1             --            7.8           --            51.0
                                               -------      ---------       --------      ---------      -------        --------

                                                 117.2          573.0          207.2          120.2       (476.7)          540.9
                                               -------      ---------       --------      ---------      -------        --------

Minority interest                                   --             --             --           23.8           --            23.8
SHAREOWNERS' EQUITY
Capital stock
  Common shares                                  287.0          275.8          152.7          451.4       (879.9)          287.0
Retained earnings (deficit)                      161.6         (167.4)        (134.5)         (84.5)       386.4           161.6
Accumulated other comprehensive income
  (loss)                                           8.7             --             --          (18.7)        18.7             8.7
                                               -------      ---------       --------      ---------      -------        --------
                                                 457.3          108.4           18.2          348.2       (474.8)          457.3
                                               -------      ---------       --------      ---------      -------        --------

                                               $ 574.5      $   681.4       $  225.4      $   492.2      $(951.5)       $1,022.0
                                               =======      =========       ========      =========      =======        ========

Consolidating Statements of Cash Flows

                                                                     For the year ended January 1, 2005
                                             -----------------------------------------------------------------------------------
                                                Cott          Cott        Guarantor    Non-guarantor  Elimination
      (IN MILLIONS OF U.S. DOLLARS)          Corporation  Beverages Inc. Subsidiaries  Subsidiaries     Entries     Consolidated
------------------------------------------   -----------  -------------- ------------  -------------  -----------   ------------
OPERATING ACTIVITIES
Net income                                    $   78.3       $  60.3       $   66.7       $  15.7       $ (142.7)     $  78.3
Depreciation and amortization                      9.5          31.2            5.8          13.5             --         60.0
Amortization of financing fees                      --           0.7             --            --             --          0.7
Deferred income taxes                             (0.8)          8.9             --           1.0             --          9.1
Minority interest                                   --            --             --           4.0             --          4.0
Equity income, net of distributions              (68.7)         (3.3)         (50.9)           --          123.6          0.7
Non-cash unusual items                             1.5            --             --            --             --          1.5
Other non-cash items                               1.2          (1.2)          (0.1)          0.9             --          0.8
Net change in non-cash working capital           (36.8)        (27.2)           3.0           9.0           (0.4)       (52.4)
                                              --------       -------       --------       -------       --------      -------
Cash provided by (used in) operating
  activities                                     (15.8)         69.4           24.5          44.1          (19.5)       102.7
                                              --------       -------       --------       -------       --------      -------
INVESTING ACTIVITIES
Additions to property, plant and equipment        (4.8)        (34.4)          (3.9)         (7.2)            --        (50.3)
Acquisitions                                        --         (34.6)            --            --             --        (34.6)
Acquisition of production capacity                  --          (3.8)            --            --             --         (3.8)
Advances to affiliates                            13.9           0.1          (21.5)          0.4            7.1           --
Investment in subsidiaries                       (15.0)           --             --            --           15.0           --
Other investing activities                        (4.8)          2.6            0.4          (2.9)            --         (4.7)
                                              --------       -------       --------       -------       --------      -------
Cash used in investing activities                (10.7)        (70.1)         (25.0)         (9.7)          22.1        (93.4)
                                              --------       -------       --------       -------       --------      -------
FINANCING ACTIVITIES
Payments of long-term debt                          --          (1.3)            --          (2.2)            --         (3.5)
Short-term borrowings                               --          (5.6)          (0.9)         (0.5)            --         (7.0)
Advances from affiliates                          12.8          21.5          (13.3)        (14.0)          (7.0)          --
Distributions to subsidiary minority
  shareowner                                        --            --             --          (5.9)            --         (5.9)
Issue of common shares                            14.3            --           15.0            --          (15.0)        14.3
Dividends paid                                      --         (13.3)            --          (6.1)          19.4           --
Other financing activities                          --            --           (0.4)           --             --         (0.4)
                                              --------       -------       --------       -------       --------      -------
Cash provided by (used in) financing
  activities                                      27.1           1.3            0.4         (28.7)          (2.6)        (2.5)
                                              --------       -------       --------       -------       --------      -------
Effect of exchange rate changes on cash            0.7            --             --           0.7             --          1.4
                                              --------       -------       --------       -------       --------      -------
NET INCREASE (DECREASE) IN CASH                    1.3           0.6           (0.1)          6.4             --          8.2
CASH, BEGINNING OF YEAR                           13.4          (0.6)           0.1           5.5             --         18.4
                                              --------       -------       --------       -------       --------      -------
CASH, END OF YEAR                             $   14.7       $    --       $     --       $  11.9       $     --      $  26.6
                                              ========       =======       ========       =======       ========      =======

Consolidating Statements of Income

                                                                         For the year ended January 3, 2004
                                                ------------------------------------------------------------------------------------
                                                    Cott          Cott         Guarantor     Non-guarantor  Elimination
       (IN MILLIONS OF U.S. DOLLARS)            Corporation   Beverages Inc.  Subsidiaries   Subsidiaries     Entries   Consolidated
--------------------------------------------    -----------   --------------  ------------   -------------  ----------- ------------
SALES                                             $  231.6       $  937.6       $   42.4       $  255.8      $  (49.6)    $1,417.8
Cost of sales                                        189.2          744.8           37.3          219.3         (49.6)     1,141.0
                                                  --------       --------       --------       --------      --------     --------

GROSS PROFIT                                          42.4          192.8            5.1           36.5            --        276.8
Selling, general and administrative expenses          35.2           63.5            5.2           22.2            --        126.1
Unusual items                                          2.0           (0.2)            --             --            --          1.8
                                                  --------       --------       --------       --------      --------     --------

OPERATING INCOME (LOSS)                                5.2          129.5           (0.1)          14.3            --        148.9
Other expense (income), net                            0.7            4.5           (5.4)           0.7            --          0.5
Interest expense (income), net                        (0.2)          32.7           (4.9)          (0.1)           --         27.5
Minority interest                                       --             --             --            3.2            --          3.2
                                                  --------       --------       --------       --------      --------     --------

INCOME BEFORE INCOME TAXES AND EQUITY
  INCOME (LOSS)                                        4.7           92.3           10.2           10.5            --        117.7
Income taxes                                          (1.4)         (36.0)            --           (2.7)           --        (40.1)
Equity income (loss)                                  74.1            8.7           59.5             --        (142.5)        (0.2)
                                                  --------       --------       --------       --------      --------     --------

NET INCOME                                        $   77.4       $   65.0       $   69.7       $    7.8      $ (142.5)    $   77.4
                                                  ========       ========       ========       ========      ========     ========

Consolidating Balance Sheets

                                                                               As of January 3, 2004
                                                ------------------------------------------------------------------------------------
                                                    Cott          Cott         Guarantor     Non-guarantor  Elimination
       (IN MILLIONS OF U.S. DOLLARS)            Corporation   Beverages Inc.  Subsidiaries   Subsidiaries     Entries   Consolidated
--------------------------------------------    -----------   --------------  ------------   -------------  ----------- ------------
ASSETS
CURRENT ASSETS
   Cash                                           $   13.4       $   (0.6)      $    0.1        $    5.5     $     --     $   18.4
   Accounts receivable                                46.6           89.2           11.6            41.5        (40.1)       148.8
   Inventories                                        16.3           54.1            4.3            19.7           --         94.4
   Prepaid expenses                                    1.9            1.2            0.8             1.6           --          5.5
                                                  --------       --------       --------        --------     --------     --------

                                                      78.2          143.9           16.8            68.3        (40.1)       267.1
Property, plant and equipment                         50.7          140.4           21.1            81.1           --        293.3
Goodwill                                              21.2           46.1           13.5             0.8           --         81.6
Intangibles and other assets                           7.6          195.7           12.7            50.8           --        266.8
Due from affiliates                                   57.5            4.8           87.9           275.4       (425.6)          --
Investments in subsidiaries                          252.2           76.0            4.8              --       (333.0)          --
                                                  --------       --------       --------        --------     --------     --------

                                                  $  467.4       $  606.9       $  156.8        $  476.4     $ (798.7)    $  908.8
                                                  ========       ========       ========        ========     ========     ========

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                          $     --       $   72.2       $    1.0        $    4.9     $     --     $   78.1
   Current maturities of long-term debt                 --            1.1             --             2.2           --          3.3
   Accounts payable and accrued liabilities           47.0           80.9            6.4            46.3        (40.1)       140.5
                                                  --------       --------       --------        --------     --------     --------

                                                      47.0          154.2            7.4            53.4        (40.1)       221.9
Long-term debt                                          --          275.7             --              --           --        275.7
Due to affiliates                                     65.9           91.1          210.5            58.1       (425.6)          --
Deferred income taxes                                  9.4           24.4            2.4             4.3           --         40.5
                                                  --------       --------       --------        --------     --------     --------

                                                     122.3          545.4          220.3           115.8       (465.7)       538.1
                                                  --------       --------       --------        --------     --------     --------

Minority interest                                       --             --             --            25.6           --         25.6
SHAREOWNERS' EQUITY
Capital stock
   Common shares                                     267.9          275.8          137.7           451.4       (864.9)       267.9
Retained earnings (deficit)                           83.3         (214.3)        (201.2)          (94.1)       509.6         83.3
Accumulated other comprehensive income                (6.1)            --             --           (22.3)        22.3         (6.1)
                                                  --------       --------       --------        --------     --------     --------

                                                     345.1           61.5          (63.5)          335.0       (333.0)       345.1
                                                  --------       --------       --------        --------     --------     --------

                                                  $  467.4       $  606.9       $  156.8        $  476.4     $ (798.7)    $  908.8
                                                  ========       ========       ========        ========     ========     ========

Consolidating Statements of Cash Flows

                                                                         For the year ended January 3, 2004
                                                ------------------------------------------------------------------------------------
                                                    Cott          Cott         Guarantor     Non-guarantor  Elimination
       (IN MILLIONS OF U.S. DOLLARS)            Corporation   Beverages Inc.  Subsidiaries   Subsidiaries     Entries   Consolidated
--------------------------------------------    -----------   --------------  ------------   -------------  ----------- ------------
OPERATING ACTIVITIES
Net income                                        $   77.4       $   65.0       $   69.7        $    7.8     $ (142.5)    $   77.4
Depreciation and amortization                          8.4           24.7            5.8            12.1           --         51.0
Amortization of financing fees                          --            1.7             --              --           --          1.7
Deferred income taxes                                  1.2            5.8             --             2.6           --          9.6
Minority interest                                       --             --             --             3.2           --          3.2
Equity income, net of distributions                  (74.1)          (4.1)         (46.5)             --        124.9          0.2
Non-cash unusual items                                 2.0           (0.2)            --              --           --          1.8
Other non-cash items                                   0.8           (1.1)            --             1.5          0.4          1.6
Net change in non-cash working capital                 4.2            8.2           (9.1)           (6.7)        (0.4)        (3.8)
                                                  --------       --------       --------        --------     --------     --------

Cash provided by operating activities                 19.9          100.0           19.9            20.5        (17.6)       142.7
                                                  --------       --------       --------        --------     --------     --------

INVESTING ACTIVITIES
Additions to property, plant and equipment            (8.7)         (17.4)          (2.0)          (11.5)          --        (39.6)
Acquisitions and equity investments                     --          (50.0)          (0.3)            0.5           --        (49.8)
Notes receivable                                      (2.5)            --             --              --           --         (2.5)
Advances to affiliates                                (5.2)          (0.1)         (19.7)           (5.8)        30.8           --
Investment in subsidiaries                           (18.0)            --             --              --         18.0           --
Other investing activities                             4.2          (10.6)          (0.3)           (3.2)          --         (9.9)
                                                  --------       --------       --------        --------     --------     --------

Cash used in investing activities                    (30.2)         (78.1)         (22.3)          (20.0)        48.8       (101.8)
                                                  --------       --------       --------        --------     --------     --------

FINANCING ACTIVITIES
Payments of long-term debt                              --          (89.5)            --            (0.7)          --        (90.2)
Short-term borrowings                                 (2.6)          55.6            1.0             1.8           --         55.8
Advances from affiliates                              13.7           24.5          (13.2)            5.8        (30.8)          --
Distributions to subsidiary minority shareowner         --             --             --            (4.1)          --         (4.1)
Issue of common shares                                12.3             --           15.0             3.0        (18.0)        12.3
Dividends paid                                          --          (13.1)            --            (4.5)        17.6           --
Other financing activities                              --             --           (0.4)             --           --         (0.4)
                                                  --------       --------       --------        --------     --------     --------

Cash provided by (used in) financing activities       23.4          (22.5)           2.4             1.3        (31.2)       (26.6)
                                                  --------       --------       --------        --------     --------     --------

Effect of exchange rate changes on cash                0.3             --             --             0.5           --          0.8
                                                  --------       --------       --------        --------     --------     --------

NET INCREASE (DECREASE) IN CASH                       13.4           (0.6)            --             2.3           --         15.1
CASH, BEGINNING OF YEAR                                 --             --            0.1             3.2           --          3.3
                                                  --------       --------       --------        --------     --------     --------

CASH, END OF YEAR                                 $   13.4       $   (0.6)      $    0.1        $    5.5     $     --     $   18.4
                                                  ========       ========       ========        ========     ========     ========

Consolidating Statements of Income

                                                                        For the year ended December 28, 2002
                                                -----------------------------------------------------------------------------------
                                                   Cott           Cott         Guarantor   Non-guarantor  Elimination
(IN MILLIONS OF U.S. DOLLARS)                   Corporation  Beverages Inc.  Subsidiaries  Subsidiaries     Entries    Consolidated
-----------------------------                   -----------  --------------  ------------  ------------   -----------  ------------
SALES                                            $  198.8       $   808.1      $   52.1      $   201.2     $   (61.6)   $   1,198.6
Cost of sales                                       161.4           639.6          49.5          177.2         (62.0)         965.7
                                                 --------       ---------      --------      ---------     ---------    -----------
GROSS PROFIT                                         37.4           168.5           2.6           24.0           0.4          232.9
Selling, general and administrative expenses         29.6            56.5           4.0           20.1            --          110.2
                                                 --------       ---------      --------      ---------     ---------    -----------
OPERATING INCOME (LOSS)                               7.8           112.0          (1.4)           3.9           0.4          122.7
Other expense (income), net                          24.1              --          65.9           (9.3)        (66.7)          14.0
Interest expense (income), net                       (1.9)           32.8           1.2            0.8            --           32.9
Minority interest                                      --              --            --            2.1            --            2.1
                                                 --------       ---------      --------      ---------     ---------    -----------
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
 INCOME (LOSS)                                      (14.4)           79.2         (68.5)          10.3          67.1           73.7
Income taxes                                          4.0           (25.4)           --           (0.1)         (2.9)         (24.4)
Equity income (loss)                                 59.1             0.9          55.9             --        (116.5)          (0.6)
                                                 --------       ---------      --------      ---------     ---------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS             48.7            54.7         (12.6)          10.2         (52.3)          48.7
Cumulative effect of change in accounting
  principle                                            --              --            --          (44.8)           --          (44.8)
Equity loss on cumulative effect of change in
  accounting principle                              (44.8)             --            --             --          44.8             --
                                                 --------       ---------      --------      ---------     ---------    -----------
NET INCOME (LOSS)                                $    3.9       $    54.7      $  (12.6)     $   (34.6)    $    (7.5)   $       3.9
                                                 ========       =========      ========      =========     =========    ===========

Consolidating Balance Sheets

                                                                      As of the year ended December 28, 2002
                                             ---------------------------------------------------------------------------------------
                                                Cott           Cott          Guarantor    Non-guarantor   Elimination
(IN MILLIONS OF U.S. DOLLARS)                Corporation  Beverages Inc.   Subsidiaries   Subsidiaries      Entries     Consolidated
-----------------------------                -----------  --------------   ------------   ------------    -----------   ------------
ASSETS
CURRENT ASSETS
   Cash                                       $     --       $      --      $     0.1       $     3.2      $      --      $     3.3
   Accounts receivable                            36.7            84.3            4.4            32.7          (21.9)         136.2
   Inventories                                    15.1            43.9            5.7            13.3             --           78.0
   Prepaid expenses                                1.4             1.3            0.7             3.8             --            7.2
                                              --------       ---------      ---------       ---------      ---------      ---------
                                                  53.2           129.5           10.9            53.0          (21.9)         224.7
Property, plant and equipment                     45.4           129.3           23.7            60.0             --          258.4
Goodwill                                          17.5            46.0           13.5              --             --           77.0
Intangibles and other assets                      11.7           143.8           13.0            56.8             --          225.3
Due from affiliates                               46.1             0.5           68.2           268.1         (382.9)            --
Investments in subsidiaries                      148.4            79.2          (41.6)            --          (186.0)            --
                                              --------       ---------      ---------       ---------      ---------      ---------
                                              $  322.3       $   528.3      $    87.7       $   437.9      $  (590.8)     $   785.4
                                              ========       =========      =========       =========      =========      =========
LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                      $    2.3       $    16.5      $      --       $     2.5      $      --      $    21.3
   Current maturities of long-term debt             --            16.5             --              --             --           16.5
   Accounts payable and accrued liabilities       40.0            65.7            9.4            36.8          (21.9)         130.0
                                              --------       ---------      ---------       ---------      ---------      ---------
                                                  42.3            98.7            9.4            39.3          (21.9)         167.8
Long-term debt                                      --           339.3             --              --             --          339.3
Due to affiliates                                 50.6            66.6          219.6            46.1         (382.9)            --
Deferred income taxes                             11.2            14.0            6.9             1.4             --           33.5
                                              --------       ---------      ---------       ---------      ---------      ---------
                                                 104.1           518.6          235.9            86.8         (404.8)         540.6
                                              --------       ---------      ---------       ---------      ---------      ---------
Minority interest                                   --              --             --            26.6             --           26.6
SHAREOWNERS' EQUITY
Capital stock
   Common shares                                 248.1           275.8          122.7           448.4         (846.9)         248.1
Retained earnings (deficit)                        5.9          (266.1)        (270.9)          (97.4)         634.4            5.9
Accumulated other comprehensive income           (35.8)             --             --           (26.5)          26.5          (35.8)
                                              --------       ---------      ---------       ---------      ---------      ---------
                                                 218.2             9.7         (148.2)          324.5         (186.0)         218.2
                                              --------       ---------      ---------       ---------      ---------      ---------
                                              $  322.3       $   528.3      $    87.7       $   437.9      $  (590.8)     $   785.4
                                              ========       =========      =========       =========      =========      =========

Consolidating Statements of Cash Flows

                                                                          For the year ended December 28, 2002
                                                    --------------------------------------------------------------------------------
                                                       Cott          Cott        Guarantor   Non-guarantor Elimination
(IN MILLIONS OF U.S. DOLLARS)                       Corporation  Beverages Inc. Subsidiaries Subsidiaries    Entries    Consolidated
-----------------------------                       -----------  -------------- ------------ ------------- -----------  ------------
OPERATING ACTIVITIES
Net income (loss)                                    $    3.9      $    54.7       $ (12.6)     $  (34.6)   $   (7.5)     $    3.9
Depreciation and amortization                             6.7           21.9           4.7          10.8          --          44.1
Amortization of financing fees                             --            1.7            --            --          --           1.7
Deferred income taxes                                    (4.2)           9.3            --           0.2          --           5.3
Minority interest                                          --             --            --           2.1          --           2.1
Equity income, net of distributions                     (58.6)           3.2           6.4            --        49.6           0.6
Gain on disposal of investment                           (1.3)            --            --            --          --          (1.3)
Cumulative effect of accounting change                   44.8             --            --          44.8       (44.8)         44.8
Other non-cash items                                     15.7           (1.2)         66.0          (8.6)      (66.0)          5.9
Net change in non-cash working capital                  (17.2)         (15.3)          3.5          10.7         1.8         (16.5)
                                                     --------      ---------       -------      --------    --------      --------

Cash provided by (used in) operating activities         (10.2)          74.3          68.0          25.4       (66.9)         90.6
                                                     --------      ---------       -------      --------    --------      --------
INVESTING ACTIVITIES
Additions to property, plant and equipment               (9.5)         (17.7)         (1.6)         (5.1)         --         (33.9)
Acquisitions                                             (1.8)            --         (26.8)         (2.0)         --         (30.6)
Advances to affiliates                                   (5.4)          (0.5)        (54.3)           --        60.2            --
Investment in subsidiaries                               (7.9)         (27.0)        (10.0)           --        44.9            --
Other investing activities                                0.1           (5.9)         (0.1)         (1.9)         --          (7.8)
                                                     --------      ---------       -------      --------    --------      --------

Cash used in investing activities                       (24.5)         (51.1)        (92.8)         (9.0)      105.1         (72.3)
                                                     --------      ---------       -------      --------    --------      --------

FINANCING ACTIVITIES
Payments of long-term debt                             (276.4)         (10.8)           --            --          --        (287.2)
Payments of deferred consideration of acquisition          --             --            --         (19.5)         --         (19.5)
Short-term borrowings                                     0.7          (16.0)           --           2.4          --         (12.9)
Increase in long-term debt                                 --            1.0            --            --          --           1.0
Decrease in cash in trust                               297.3             --            --            --          --         297.3
Advances from affiliates                                  6.9           54.3          (1.5)          0.5       (60.2)           --
Distributions to subsidiary minority shareowner            --             --            --          (3.9)         --          (3.9)
Issue of common shares                                    5.8           10.0          27.0           7.9       (44.9)          5.8
Dividends paid                                             --          (62.4)         (0.4)         (4.1)       66.9            --
Other financing activities                                 --             --          (0.2)           --          --          (0.2)
                                                     --------      ---------       -------      --------    --------      --------

Cash provided by (used in) financing activities          34.3          (23.9)         24.9         (16.7)      (38.2)        (19.6)
                                                     --------      ---------       -------      --------    --------      --------

Effect of exchange rate changes on cash                   0.4             --            --           0.3          --           0.7
                                                     --------      ---------       -------      --------    --------      --------

NET INCREASE (DECREASE) IN CASH                            --           (0.7)          0.1            --          --          (0.6)
CASH, BEGINNING OF YEAR                                    --            0.7            --           3.2          --           3.9
                                                     --------      ---------       -------      --------    --------      --------

CASH, END OF YEAR                                    $     --      $      --       $   0.1      $    3.2    $     --      $    3.3
                                                     ========      =========       =======      ========    ========      ========