Form 10-Q
period 2005-04-02
COTT CORP /CN/
filed 2005-05-12
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

Commission File Number 000-19914

                                COTT CORPORATION
             (Exact name of registrant as specified in its charter)

            CANADA                                         None
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

           207 Queen's Quay West, Suite 340, Toronto, Ontario M5J 1A7
             (Address of principal executive offices) (Postal Code)

                                  (416)203-3898
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

There were 71,570,020 shares of common stock outstanding as of April 30, 2005.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income for the three months ended
             April 2, 2005 and April 3, 2004............................   Page 3
          Consolidated Balance Sheets as of April 2, 2005 and
             January 1, 2005............................................   Page 4
          Consolidated Statements of Shareowners' Equity as of
             April 2, 2005 and April 3, 2004............................   Page 5
          Consolidated Statements of Cash Flows for the three months
             ended April 2, 2005 and April 3, 2004......................   Page 6
          Notes to Consolidated Financial Statements ...................   Page 7

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................   Page 18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ...   Page 22

Item 4.   Controls and Procedures ......................................   Page 23

                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ............................................   Page 24

Item 6.   Financial Statement Schedules and Exhibits ...................   Page 24

Signatures .............................................................   Page 25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                               For the three months ended
                                               --------------------------
                                                   APRIL 2,   APRIL 3,
                                                     2005       2004
                                                   --------   --------
SALES                                               $395.5     $370.9

Cost of sales                                        339.5      300.5
                                                    ------     ------
GROSS PROFIT                                          56.0       70.4

Selling, general and administrative expenses          36.9       38.7
Unusual items                                         (0.2)        --
                                                    ------     ------

OPERATING INCOME                                      19.3       31.7

Other expense (income), net                           (0.1)       0.3
Interest expense, net                                  6.5        6.6
Minority interest                                      0.9        1.0
                                                    ------     ------

INCOME BEFORE INCOME TAXES AND EQUITY LOSS            12.0       23.8

Income taxes - note 3                                 (3.7)      (8.3)
Equity loss                                             --       (0.1)
                                                    ------     ------
NET INCOME - note 4                                 $  8.3     $ 15.4
                                                    ======     ======

PER SHARE DATA - note 5
   INCOME PER COMMON SHARE
      Basic                                         $ 0.12     $ 0.22
      Diluted                                       $ 0.12     $ 0.21

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

                                            APRIL 2,   JANUARY 1,
                                              2005        2005
                                           ---------   ----------
                                           Unaudited    Audited
ASSETS

CURRENT ASSETS
Cash                                        $   11.4    $   26.6
Accounts receivable                            199.7       184.3
Inventories - note 6                           140.5       122.8
Prepaid expenses and other assets                9.3         9.7
                                            --------    --------
                                               360.9       343.4

PROPERTY, PLANT AND EQUIPMENT - note 8         339.7       313.7

GOODWILL                                        88.6        88.8

INTANGIBLES AND OTHER ASSETS - note 9          262.3       276.1
                                            --------    --------
                                            $1,051.5    $1,022.0
                                            ========    ========

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings                       $   66.3    $   71.4
Current maturities of long-term debt             0.8         0.8
Accounts payable and accrued liabilities       173.6       145.2
                                            --------    --------
                                               240.7       217.4

LONG-TERM DEBT                                 272.5       272.5

DEFERRED INCOME TAXES                           50.8        51.0
                                            --------    --------
                                               564.0       540.9
                                            --------    --------

MINORITY INTEREST                               23.6        23.8

SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares - 71,539,220 shares issued       288.2       287.0

RETAINED EARNINGS                              169.9       161.6

ACCUMULATED OTHER COMPREHENSIVE INCOME           5.8         8.7
                                            --------    --------
                                               463.9       457.3
                                            --------    --------
                                            $1,051.5    $1,022.0
                                            ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(in millions of U.S. dollars)
Unaudited

                                                 NUMBER OF                          ACCUMULATED
                                                  COMMON                               OTHER
                                                  SHARES       COMMON   RETAINED   COMPREHENSIVE    TOTAL
                                              (in thousands)   SHARES   EARNINGS   INCOME (LOSS)   EQUITY
                                              --------------   ------   --------   -------------   ------
Balance at January 3, 2004                        70,259       $267.9    $ 83.3        $(6.1)      $345.1

Options exercised, including tax benefit of
   $0.8 million                                      229          3.0        --           --          3.0
Comprehensive income - note 4
   Currency translation adjustment                    --           --        --         (0.7)        (0.7)
   Net income                                         --           --      15.4           --         15.4
                                                  ------       ------    ------        -----       ------
Balance at April 3, 2004                          70,488       $270.9    $ 98.7        $(6.8)      $362.8
                                                  ======       ======    ======        =====       ======

Balance at January 1, 2005                        71,440       $287.0    $161.6        $ 8.7       $457.3

Options exercised, including tax benefit of
   $0.3 million                                       99          1.2        --           --          1.2
Comprehensive income - note 4
   Currency translation adjustment                    --           --        --         (3.1)        (3.1)
   Unrealized gains on cash flow hedges               --           --        --          0.2          0.2
   Net income                                         --           --       8.3           --          8.3
                                                  ------       ------    ------        -----       ------
Balance at April 2, 2005                          71,539       $288.2    $169.9        $ 5.8       $463.9
                                                  ======       ======    ======        =====       ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
Unaudited

                                                              For the three months ended
                                                              --------------------------
                                                                  APRIL 2,   APRIL 3,
                                                                    2005       2004
                                                                  --------   --------
OPERATING ACTIVITIES
Net income                                                         $  8.3     $ 15.4
Depreciation and amortization                                        16.8       15.0
Amortization of financing fees                                         --        0.2
Deferred income taxes                                                (0.2)      (0.3)
Minority interest                                                     0.9        1.0
Equity loss                                                            --        0.1
Other non-cash items                                                 (0.3)       0.3
Net change in non-cash working capital - note 11                     (4.2)     (12.7)
                                                                   ------     ------
Cash provided by operating activities                                21.3       19.0
                                                                   ------     ------

INVESTING ACTIVITIES
Additions to property, plant and equipment                          (28.1)      (9.5)
Acquisitions                                                           --      (17.7)
Proceeds from disposition of  property, plant and equipment           1.0         --
Other investing activities                                           (1.5)      (2.0)
                                                                   ------     ------
Cash used in investing activities                                   (28.6)     (29.2)
                                                                   ------     ------

FINANCING ACTIVITIES
Payments of long-term debt                                           (0.2)      (2.2)
Short-term borrowings                                                (4.9)       2.1
Distributions to subsidiary minority shareowner                      (1.1)      (1.2)
Issue of common shares                                                0.9        2.2
Financing costs                                                      (2.1)        --
Other financing activities                                           (0.1)      (0.1)
                                                                   ------     ------
Cash provided by (used in) financing activities                      (7.5)       0.8
                                                                   ------     ------
Effect of exchange rate changes on cash                              (0.4)        --
                                                                   ------     ------
NET DECREASE IN CASH                                                (15.2)      (9.4)

CASH, BEGINNING OF PERIOD                                            26.6       18.4
                                                                   ------     ------
CASH, END OF PERIOD                                                $ 11.4     $  9.0
                                                                   ======     ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the most recent annual consolidated financial statements. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

Material recognition, measurement, and presentation differences between U.S. GAAP and Canadian GAAP are disclosed in note 15.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payments which requires companies to recognize compensation expense for all types of stock options. On April 14, 2005 the Financial Accounting Standards Board approved a new rule that deferred the effective date of FAS123R. We are required to adopt this standard for our interim period ending April 1, 2006. We are currently evaluating the impact of FAS123R on the results of operations.

NOTE 2 - BUSINESS SEASONALITY

Our net income for the first quarter ending April 2, 2005 is not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which normally leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.

NOTE 3 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                                         For the three months ended
                                                         --------------------------
                                                             APRIL 2,   APRIL 3,
                                                               2005       2004
                                                            ---------   --------
                                                            (in millions of U.S.
                                                                  dollars)
Income tax provision based on Canadian statutory rates        $(4.2)     $(8.3)
Foreign tax rate differential                                   0.8        0.2
Non-deductible and other items                                 (0.3)      (0.2)
                                                              -----      -----
                                                              $(3.7)     $(8.3)
                                                              =====      =====

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - COMPREHENSIVE INCOME

                                       For the three months ended
                                       --------------------------
                                           APRIL 2,   APRIL 3,
                                             2005       2004
                                           --------   --------
                                          (in millions of U.S.
                                                dollars)
Net income                                  $ 8.3      $15.4
Foreign currency translation                 (3.1)      (0.7)
Unrealized gains on cash flow hedges          0.2         --
                                            -----      -----
                                            $ 5.4      $14.7
                                            =====      =====

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

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                                                   For the three months ended
                                                                   --------------------------
                                                                       APRIL 2,   APRIL 3,
                                                                         2005       2004
                                                                       --------   --------
                                                                         (in thousands)
Weighted average number of shares outstanding - basic                   71,504     70,389
Dilutive effect of stock options                                           415      1,454
                                                                        ------     ------
Adjusted weighted average number of shares outstanding - diluted        71,919     71,843
                                                                        ======     ======

At April 2, 2005, options to purchase 2,758,400 shares of common stock at a weighted average exercise price of C$36.37 per share were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of our common stock during the period.

As of April 2, 2005, we had 71,539,220 common shares and 4,155,565 common share options outstanding. Of our common share options outstanding, 1,780,264 options were exercisable as of April 2, 2005.

During the first quarter ended April 2, 2005, 142,500 of common share options were issued at a weighted average price of C$29.67 and 99,200 common share options were exercised at a weighted average exercise price of C$13.80.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INVENTORIES

                 APRIL 2,   JANUARY 1,
                   2005        2005
                 --------   ----------
                 (in millions of U.S.
                        dollars)
Raw materials     $ 52.7      $ 47.9
Finished goods      72.2        59.9
Other               15.6        15.0
                  ------      ------
                  $140.5      $122.8
                  ======      ======

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

We enter into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the Canadian and United Kingdom ("U.K.") and European business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and pound sterling and mature at various dates through December 30, 2005. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

Changes in the fair value of cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At April 2, 2005, the fair value of the foreign exchange options was $0.9 million ($0.5 million - April 3, 2004) and we recorded $0.2 million unrealized gains in comprehensive income in the first quarter of 2005.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

                           APRIL 2,   JANUARY 1,
                             2005        2005
                           --------   ----------
                           (in millions of U.S.
                                  dollars)
Cost                       $ 606.1     $ 570.3
Accumulated depreciation    (266.4)     (256.6)
                           -------     -------
                           $ 339.7     $ 313.7
                           =======     =======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - INTANGIBLES AND OTHER ASSETS

                                       APRIL 2, 2005                   JANUARY 1, 2005
                              ------------------------------   ------------------------------
                                        ACCUMULATED                      ACCUMULATED
                               COST    AMORTIZATION     NET     COST    AMORTIZATION     NET
                              ------   ------------   ------   ------   ------------   ------
                               (in millions of U.S. dollars)    (in millions of U.S. dollars)
INTANGIBLES
Not subject to amortization
Rights                        $ 80.4       $  --      $ 80.4   $ 80.4       $  --      $ 80.4
                              ------       -----      ------   ------       -----      ------
Subject to amortization
Customer relationships         164.7        34.2       130.5    164.7        31.5       133.2
Trademarks                      30.0         7.9        22.1     30.0         7.3        22.7
Information technology          41.7        19.7        22.0     40.4        18.4        22.0
Other                            3.6         0.7         2.9      3.6         0.6         3.0
                              ------       -----      ------   ------       -----      ------
                               240.0        62.5       177.5    238.7        57.8       180.9
                              ------       -----      ------   ------       -----      ------
                               320.4        62.5       257.9    319.1        57.8       261.3
                              ------       -----      ------   ------       -----      ------
OTHER ASSETS
Financing costs                  3.5         0.4         3.1      5.6         4.6         1.0
Other                            3.3         2.0         1.3     15.5         1.7        13.8
                              ------       -----      ------   ------       -----      ------
                                 6.8         2.4         4.4     21.1         6.3        14.8
                              ------       -----      ------   ------       -----      ------
                              $327.2       $64.9      $262.3   $340.2       $64.1      $276.1
                              ======       =====      ======   ======       =====      ======

Amortization expense of intangible assets was $4.9 million for the period ended April 2, 2005 ($4.3 million - April 3, 2004).

NOTE 10 - SHORT-TERM BORROWINGS

On March 31, 2005, we entered into new committed senior secured credit facilities that provide for financing in the United States, Canada, the United Kingdom, and Mexico. The new facilities replaced our former committed senior secured credit facility in the United States and Canada and our demand bank credit facility in the United Kingdom. The new facilities terminate, and the debt under the senior secured credit agreement is due, on March 31, 2010. The new facilities allow for revolving credit borrowings in a principal amount of up to $100 million and are initially comprised of two separate facilities: (1) a $95 million multicurrency facility made by certain lenders to us and our indirect wholly-owned subsidiaries, Cott Beverages Inc. and Cott Beverages Limited as co-borrowers, and (2) a $5 million Mexican facility made by certain lenders to our indirect 90% owned subsidiary Cott Embottelladores de Mexico, S.A. de C.V. ("CEMSA"). Each facility includes subfacilities for swingline loans and letters of credit. The $100 million facilities can be increased up to an additional $150 million at our option if lenders agree to increase their commitments or new lenders join the facility and we satisfy certain conditions. Within such $150 million of extra availability, and subject to certain other limitations, we can establish additional revolving loan facilities in an aggregate amount not to exceed $30 million to be provided in various currencies as agreed upon for additional subsidiaries designated by us. Wachovia Bank, National Association acts as administrative agent and security trustee for lenders under the new facilities. In general, borrowings under the credit facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. As at April 2, 2005, credit of $36.1 million was available after borrowings of $54.9 million and standby letters of credit of $4.0 million. The weighted average interest rate was 5.59% on this facility as of April 2, 2005.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - SHORT-TERM BORROWINGS (continued)

On April 1, 2005, our principal U.S. operating subsidiaries (the "Originators") entered into a receivables securitization facility under which they agreed to sell substantially all of their receivables generated from their ordinary course operations, as well as certain related assets, to a new special purpose indirect subsidiary of ours, Cott USA Receivables Corporation, which will in turn sell and assign undivided interests in the receivables and related assets to an unaffiliated entity, Park Avenue Receivables Company, LLC ("PARCO") and certain other financial institutions (together with PARCO, the "Purchasers") in exchange for cash in amounts determined by the parties, subject to specified conditions. The transfers to the Purchasers will be treated as a financing for purposes of our consolidated financial statements; however, the presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. The transfers of the receivables and related assets to the Purchasers are governed by a Receivables Purchase Agreement, dated April 1, 2005, by and among Cott USA Receivables Corporation, Cott Beverages Inc., the Purchasers and JPMorgan Chase Bank, N.A. ("JPMorgan"), acting for itself and the Purchasers. The agreement contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining its activities or (except for Cott USA Receivables Corporation) the activities of its subsidiaries.

The amount of funds available under the receivables facility will be based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75 million program limit. As of April 2, 2005, $48.5 million of eligible receivables, net of reserves, were available for purchase with no amount outstanding.

NOTE 11 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                               For the three months ended
                                             -----------------------------
                                                  APRIL 2,   APRIL 3,
                                                    2005       2004
                                                  --------   --------
                                             (in millions of U.S. dollars)
Decrease (increase) in accounts receivable         $(18.4)    $(19.1)
Decrease (increase) in inventories                  (18.2)     (24.4)
Decrease (increase) in prepaid expenses               0.6       (1.0)
Increase (decrease) in accounts payable
   and accrued liabilities                           31.8       31.8
                                                   ------     ------
                                                   $ (4.2)    $(12.7)
                                                   ======     ======

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - STOCK OPTION PLANS

Pursuant to the SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to account for our employee stock option plan under APB opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, compensation expense is measured as the excess, if any, of the market value of our common stock at the award date over the amount the employee must pay for the stock (exercise price). Our policy is to award stock options with an exercise price equal to the closing price of our common stock on the Toronto Stock Exchange on the last trading day immediately before the date of award, and accordingly, no compensation expense has been recognized for stock options issued under these plans. Had compensation expense for the plans been determined based on the fair value at the grant date consistent with SFAS No. 123, our net income and income per common share would have been as follows:

                                   For the three months ended
                                 -----------------------------
                                      APRIL 2,   APRIL 3,
                                        2005       2004
                                      --------   --------
                                 (in millions of U.S. dollars,
                                   except per share amounts)
NET INCOME
   As reported                         $ 8.3      $15.4
   Compensation expense                 (2.1)      (1.8)
                                       -----      -----
   Pro forma                           $ 6.2      $13.6
                                       =====      =====
NET INCOME PER SHARE - BASIC
   As reported                         $0.12      $0.22
   Pro forma                           $0.09      $0.19
NET INCOME PER SHARE - DILUTED
   As reported                         $0.12      $0.21
   Pro forma                           $0.09      $0.19

The pro forma compensation expense has been tax effected to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                 APRIL 2,     APRIL 3,
                                   2005         2004
                                ----------   ----------
Risk-free interest rate         3.3% - 3.7%  3.4% - 3.5%
Average expected life (years)            4            4
Expected volatility                   40.0%        45.0%
Expected dividend yield                 --           --

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - CONTINGENCIES

In January 2005, we were named as one of many defendants in a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on customers. This litigation is at a very preliminary stage and the merits of the case have not been determined.

In addition, we are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

NOTE 14 - SEGMENT REPORTING

We produce package and distribute retailer brand and branded bottled and canned beverages to regional and national grocery, mass-merchandise and wholesale chains in the U.S., Canada, the U.K. & Europe and International business segments. The International segment includes our Mexican business, our Royal Crown International business and our business in Asia. The concentrate assets, sales and related expenses have been included in the Corporate & Other segment.

BUSINESS SEGMENTS

                                                    UNITED
  FOR THE THREE MONTHS ENDED     UNITED             KINGDOM                   CORPORATE
         APRIL 2, 2005           STATES   CANADA   & EUROPE   INTERNATIONAL    & OTHER      TOTAL
------------------------------   ------   ------   --------   -------------   ---------   --------
                                                   (in millions of U.S. dollars)
External sales                   $294.3   $ 41.1    $ 43.6        $15.7         $ 0.8     $  395.5
Intersegment sales                   --      2.5        --           --          (2.5)          --
Depreciation and amortization      10.5      3.2       2.1          0.3           0.7         16.8
Operating income (loss) before
   unusual items                   18.1      0.4       1.9          2.3          (3.6)        19.1
Unusual items                        --       --      (0.2)          --            --         (0.2)

Property, plant and equipment     196.9     55.8      70.1          9.5           7.4        339.7
Goodwill                           55.7     23.2        --          4.5           5.2         88.6
Intangibles and other assets      164.7      1.4       3.6          1.2          91.4        262.3
Total assets                      622.7    133.2     146.6         77.2          71.8      1,051.5

Additions to property, plant
   and equipment                   18.5      4.6       4.7          0.2           0.1         28.1

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 - SEGMENT REPORTING (continued)

                                                    UNITED
  FOR THE THREE MONTHS ENDED     UNITED             KINGDOM                   CORPORATE
         APRIL 3, 2004           STATES   CANADA   & EUROPE   INTERNATIONAL    & OTHER      TOTAL
------------------------------   ------   ------   --------   -------------   ---------   --------
                                                   (in millions of U.S. dollars)
External sales                   $273.1   $ 39.8    $ 42.7        $14.7         $ 0.6     $  370.9
Intersegment sales                   --      5.7        --           --          (5.7)          --
Depreciation and amortization       9.8      2.1       2.0          0.7           0.4         15.0
Operating income (loss)            31.1      0.4       1.6          2.7          (4.1)        31.7

Property, plant and equipment
   (as of January 1, 2005)        174.9     53.0      68.7          9.6           7.5        313.7
Goodwill (as of January 1,
   2005)                           55.6     23.5        --          4.6           5.1         88.8
Intangibles and other assets
   (as of January 1, 2005)        179.3      3.4       3.9          1.2          88.3        276.1
Total assets (as of January 1,
   2005)                          591.1    131.3     135.6         85.3          78.7      1,022.0

Additions to property, plant
   and equipment                    6.5      1.0       1.1          0.5           0.4          9.5

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

For the quarter ended April 2, 2005, sales to Wal-Mart accounted for 41% (April 3, 2004 - 41%) of our total sales.

Revenues by geographic area are as follows:

                    For the three months ended
                  -----------------------------
                  APRIL 2, 2005   APRIL 3, 2004
                  -------------   -------------
                  (in millions of U.S. dollars)
United States         $300.3          $279.5
Canada                  41.1            39.8
United Kingdom          41.8            41.0
Other countries         12.3            10.6
                      ------          ------
                      $395.5          $370.9
                      ======          ======

Revenues are attributed to countries based on the location of the plant.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 - SEGMENT REPORTING (continued)

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

                  APRIL 2, 2005   JANUARY 1, 2005
                  -------------   ---------------
                   (in millions of U.S. dollars)
United States         $518.4           $508.9
Canada                  87.9             86.3
United Kingdom          73.7             72.5
Other countries         10.6             10.9
                      ------           ------
                      $690.6           $678.6
                      ======           ======

NOTE 15 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES

These consolidated financial statements have been prepared in accordance with U.S. GAAP which differ in certain respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP.

(a) Under U.S. GAAP, we have elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options. Under Canadian GAAP, effective January 1, 2004, the cost of stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $2.8 million ($1.6 million - April 3, 2004), $2.1 million ($1.2 million - April 3, 2004) net of tax of $0.7 million ($0.4 million - April 3, 2004), was recorded in the first quarter of 2005. This policy was adopted on a retroactive basis with no restatement of comparative figures and as a result $5.6 million was charged to opening retained earnings as at January 3, 2004. Contributed surplus of $18.3 million ($6.5 million - April 3, 2004) was recorded to reflect the charge for unexercised options and share capital of $0.3 million in April 3, 2004 was recorded to reflect the options exercised. Of the options exercised in the period, all were granted prior to January 1, 2002.

(b) Under U.S. GAAP, costs of start-up activities and organization costs are expensed as incurred. Under Canadian GAAP these costs, if they meet certain criteria, can be capitalized and amortized over the future benefit period.

(c) Under U.S. GAAP, the adoption of the U.S. dollar in 1998 as the presentation and reporting currency was implemented retroactively, such that prior period financial statements are translated under the current rate method using the foreign exchange rates in effect on those dates. Under Canadian GAAP, the change in presentation and reporting currency was implemented by translating all prior year financial statement amounts at the foreign exchange rate on January 31, 1998. As a result, there is a difference in the share capital, retained earnings and cumulative translation adjustment amounts under Canadian GAAP as compared to U.S. GAAP.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)

Under Canadian GAAP, these differences would have been reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of shareowners' equity and consolidated statements of cash flows as follows:

                                          APRIL 2, 2005                  JANUARY 1, 2005
                                  -----------------------------   -----------------------------
CONSOLIDATED BALANCE SHEETS         U.S. GAAP   CANADIAN GAAP       U.S. GAAP   CANADIAN GAAP
---------------------------         ---------   -------------       ---------   -------------
                                  (in millions of U.S. dollars)   (in millions of U.S. dollars)
Property, plant &
   equipment (b)                       339.7         340.0             313.7         314.1
Goodwill (b)                            88.6          89.1              88.8          89.3
Total assets                         1,051.5       1,053.1           1,022.0       1,023.9

Deferred income taxes (a), (b)          50.8          46.3              51.0          47.2
Total liabilities                      564.0         559.5             540.9         537.1

Capital stock (a), (c)                 288.2         260.7             287.0         259.5
Contributed Surplus (a)                   --          18.3                --          15.5
Retained earnings (a), (b), (c)        169.9         142.0             161.6         135.9
Accumulated other
   comprehensive income (c)              5.8          48.2               8.7          51.1
Total shareowners' equity              463.9         469.2             457.3         462.0

                                    Income reconciliation for the three
                                               months ended
                                    -----------------------------------
                                            APRIL 2,   APRIL 3,
CONSOLIDATED STATEMENTS OF INCOME             2005       2004
---------------------------------           --------   --------
                                       (in millions of U.S. dollars)
Net income under U.S. GAAP                   $ 8.3      $15.4
Cost of sales (b)                             (0.1)      (0.1)
Stock compensation expense (a)                (2.8)      (1.6)
Recovery of income taxes (a),(b)               0.7        0.4
                                             -----      -----
Net income under Canadian GAAP               $ 6.1      $14.1
                                             =====      =====
Basic income per common share,
   Canadian GAAP                             $0.09      $0.20
Diluted income per common share,
   Canadian GAAP                             $0.08      $0.20

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)

                                                      Cash flow reconciliation for the three
                                                                     months ended
                                                      --------------------------------------
                                                              APRIL 2,   APRIL 3,
CONSOLIDATED STATEMENTS OF CASH FLOWS                           2005       2004
-------------------------------------                         --------   --------
                                                           (in millions of U.S. dollars)
Cash provided by operating activities U.S. GAAP                $21.3      $19.0
Net income (a),(b)                                              (2.2)      (1.3)
Depreciation & amortization (b)                                  0.1        0.1
Deferred income taxes (a),(b)                                   (0.7)      (0.4)
Other non-cash items (a)                                         2.8        1.6
                                                               -----      -----
Cash provided by operating activities Canadian GAAP            $21.3      $19.0
                                                               =====      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are the leading supplier of premium quality retailer brand carbonated soft drinks in the United States, Canada and the United Kingdom.

RESULTS OF OPERATIONS

We reported net income of $8.3 million or $0.12 per diluted share for the first quarter ended April 2, 2005, down 43% compared with $15.4 million, or $0.21 per diluted share, for the first quarter of 2004. The decrease was due to increased packaging costs, primarily PET resin, and delayed price increases to recover those increased costs. Higher fixed costs as a result of new production capacity added in the U.S. and changes in product and packaging mix also had a negative impact on our net income.

SALES -Sales in the first quarter of 2005 were $395.5 million, an increase of 7% from $370.9 million in the first quarter of 2004. Sales increased 5%, after excluding the impact of foreign exchange. Sales increased 3% when also excluding the acquisition of certain of the assets of The Cardinal Companies of Elizabethtown, LLC. and of Metro Beverage Co. Total 8 ounce equivalent case volume was 203.6 million cases in the first quarter of 2005, an increase of 2% compared to the first quarter of 2004. Excluding the impact of acquisitions, case volume was flat compared with the first quarter of 2004. The sale of concentrates is a high volume but low dollar component of our overall sales.

In the U.S., sales were $294.3 million in the first quarter of 2005, an increase of 7.8% from the first quarter of 2004. Excluding acquisitions, sales increased to 5.1% driven primarily by increased volume and price increases to our customers.

In Canada, sales were $41.1 million in the first quarter of 2005, an increase of 3.3% compared with the first quarter of 2004. Excluding the impact of foreign exchange, sales in Canada decreased 4% in the first quarter of 2005, primarily due to a decline in volume to our customers.

In the U.K. and Europe, sales were $43.6 million in the first quarter of 2005, an increase of 2.1% from the first quarter of 2004. Excluding the impact of the strengthened U.K. pound, sales decreased 0.7% in the first quarter of 2005, primarily due to a decline in volume to our customers.

The International segment includes our Mexican operations, our Royal Crown International division and our business in Asia. Sales by this segment were $15.7 million in the first quarter of 2005, an increase of 6.8% when compared with the first quarter of 2004. This increase was primarily from Mexico where sales in the first quarter were $10.5 million, an increase of $1.5 million when compared with sales in the first quarter of 2004 primarily due to increased volume.

GROSS PROFIT - Gross profit as a percentage of sales decreased to 14.2% for the first quarter of 2005 from 19.0% in the first quarter of 2004. The decrease was principally due to increased packaging costs, primarily PET resin, and delayed price increases to recover those increased costs. Higher fixed costs as a result of new production capacity added in the U.S. and changes in product and packaging mix from sparkling flavoured waters to purified drinking water also added to the decrease in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $36.9 million in the first quarter of 2005, a decrease of $1.8 million from the first quarter of 2004. SG&A was higher in the first quarter of 2004 primarily due to a $2.3 million provision against an export receivable in Canada recorded in that quarter. This was partially offset by the impact of foreign exchange rates on our U.K. and Canadian business segments in 2005. As a percentage of sales, SG&A declined to 9.3% in the first quarter of 2005 from 10.4% in the first quarter of 2004.

INTEREST EXPENSE - Net interest expense was $6.5 million in the first quarter of 2005, down slightly from $6.6 million in the first quarter of 2004. This decrease was primarily due to lower borrowings on our credit facilities during 2005.

INCOME TAXES - We recorded an income tax provision of $3.7 million in the first quarter of 2005 reflecting an effective tax rate of 30.8%. This compares with $8.3 million, or an effective rate of 34.9%, in the first quarter of 2004. The decrease in the effective tax rate in the first quarter of 2005 was primarily due to the impact of lower income in the U.S.

FINANCIAL CONDITION - Cash used in operating activities in the first quarter of 2005 was $6.8 million, after capital expenditures of $28.1 million, as compared to the first quarter of 2004 in which cash provided by operating activities was $9.5 million, after capital expenditures of $9.5 million. The increase in capital expenditures was primarily a result of the ongoing construction of our new Texas plant, which we currently anticipate will begin operations in June 2005.

Cash decreased $15.2 million in the first quarter to $11.4 million as of April 2, 2005.

INVESTING ACTIVITIES - No acquisitions were completed in the first quarter of 2005. In March 2004, we acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC in Kentucky ("Cardinal"), including a bottling facility. The total purchase price for the acquisition was $17.7 million, including estimated acquisition costs of $0.3 million. The acquisition was funded from cash flow from operations and short-term borrowings.

CAPITAL RESOURCES AND LONG-TERM DEBT - Our sources of capital include operating cash flows, short term borrowings under current credit facilities, issuance of public and private debt and issuance of equity securities. We believe we have adequate financial resources to meet our ongoing cash requirements for operations and capital expenditures, as well as our other financial obligations based on our operating cash flows and currently available credit.

On March 31, 2005, we entered into new committed senior secured credit facilities that provide for financing in the United States, Canada, the United Kingdom, and Mexico. The new facilities replaced our former committed senior secured credit facility in the United States and Canada and our demand bank credit facility in the United Kingdom. The new facilities terminate, and the debt under the senior secured credit agreement is due, on March 31, 2010. The new facilities allow for revolving credit borrowings in a principal amount of up to $100 million and are initially comprised of two separate facilities: (1) a $95 million multicurrency facility made by certain lenders to us and our indirect wholly-owned subsidiaries, Cott Beverages Inc. and Cott Beverages Limited as co-borrowers, and (2) a $5 million Mexican facility made by certain lenders to our indirect 90% owned subsidiary Cott Embottelladores de Mexico, S.A. de C.V. ("CEMSA"). Each facility includes subfacilities for swingline loans and letters of credit. The $100 million facilities can be increased up to an additional $150 million at our option if lenders agree to increase their commitments or new lenders join the facility and we satisfy certain conditions. Within such $150 million of extra availability, and subject to certain other limitations, we can establish additional revolving loan facilities in an aggregate amount not to exceed $30 million to be provided in various currencies as agreed upon for additional subsidiaries designated by us. Wachovia Bank, National Association acts as administrative agent and security trustee for lenders under the new facilities. In general, borrowings under the credit facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. As at April 2, 2005, credit of $36.1 million was available after borrowings of $54.9 million and standby letters of credit of $4.0 million. The weighted average interest rate was 5.59% on this facility as of April 2, 2005.

On April 1, 2005, our principal U.S. operating subsidiaries (the "Originators") entered into a receivables securitization facility under which they agreed to sell substantially all of their receivables generated from their ordinary course operations, as well as certain related assets, to a new special purpose indirect subsidiary of ours, Cott USA Receivables Corporation, which will in turn sell and assign undivided interests in the receivables and related assets to an unaffiliated entity, Park Avenue Receivables Company, LLC ("PARCO") and certain other financial institutions (together with PARCO, the "Purchasers") in exchange for cash in amounts determined by the parties, subject to specified conditions. The transfers to the Purchasers will be treated as a financing for purposes of our consolidated financial statements; however, the presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. The transfers of the receivables and related assets to the Purchasers are governed by a Receivables Purchase Agreement, dated April 1, 2005, by and among Cott USA Receivables Corporation, Cott Beverages Inc., the Purchasers and JPMorgan Chase Bank, N.A. ("JPMorgan"), acting for itself and the Purchasers. The agreement contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining its activities or (except for Cott USA Receivables Corporation) the activities of its subsidiaries.

The amount of funds available under the receivables facility will be based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75 million program limit. As of April 2, 2005, $48.5 million of eligible receivables, net of reserves, were available for purchase with no amount outstanding.

As of April 2, 2005, long-term debt totaled $273.3 million compared with $273.3 million at the end of 2004. At the end of the first quarter of 2005, debt consisted of $269.9 million in 8% senior subordinated notes with a face value of $275 million and $3.4 million of other debt.

CANADIAN GAAP - Under Canadian GAAP, in the first quarter of 2005, Cott reported net income of $6.1 million and total assets of $1,053.1 million compared to net income and total assets under U.S. GAAP of $8.3 million and $1,051.5 million, respectively, in the first quarter of 2005.

The main U.S./Canadian GAAP difference in the first quarter of 2005 and 2004 was the accounting of stock options. Under Canadian GAAP, effective January 1, 2004, the cost of stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $2.8 million, $2.1 million after tax of $0.7 million, was recorded in the first quarter of 2005. Under U.S. GAAP, we have elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options.

OUTLOOK - Our ongoing focus is to increase sales, market share and profitability for us and our customers. In the U.S., while the carbonated soft drink industry continues to experience slow growth, the retailer brand segment is experiencing positive growth. We believe there are significant opportunities for growth in the U.S. market as retailer brand volumes increase. We are continuing to implement our back-to-basics approach. As part of our back-to-basics approach we are focusing on effective logistics, managing inventory to appropriate levels and increasing plant efficiencies. Our Canadian division intends to focus on better customer support and sales execution and to expand the non-supermarket channel with dedicated products to help grow its business. Our U.K. division intends to continue to enhance its performance through product innovation and a customer-centric focus to identify opportunities. We continue to view Mexico as a strong long-term growth opportunity.

On April 21, 2005, we released guidance indicating that in 2005 we expect sales growth of between 8% and 10% and earnings per share, on a diluted basis, to be between $1.14 and $1.18. As of the date of this report, we are not aware of anything that would lead us to revise that guidance.

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

Sales to our top customer (Wal-Mart Stores, Inc.) in the first three months of 2005 and 2004 accounted for 41% of our total sales. Sales to the top ten customers in the first three months of 2005 and 2004 accounted for 68% and 70%, respectively, of our total sales. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our sales, could have a material adverse effect on our operating results and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A: Quantitative and Qualitative Disclosures about Market Risk described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

In the first quarter of 2005, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the Canadian and U.K. and European business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and pound sterling and mature at various dates through December 30, 2005. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At April 2, 2005, the fair value of the options was $0.9 million ($0.5 million - April 3, 2004) and we recorded $0.2 million unrealized gain in comprehensive income in the first quarter of 2005. See "Note 7 Derivative Financial Instruments."

Our sales outside the U.S. are concentrated principally in the U.K. and Canada. We believe that our foreign currency exchange rate risk has been immaterial given the historic stability of the U.S. dollar exchange rates with respect to the foreign currencies to which we have our principal exposure. However, there can be no assurance that these exchange rates will remain stable or that our exposure to foreign currency exchange rate risk will not increase in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting or in other factors during the quarter ended April 2, 2005 that could materially affect, or are likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in our Form 10-K for the fiscal year ended January 1, 2005.

ITEM 6. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

1.   Financial Statement Schedules

     Schedule III - Consolidating Financial Statements

2.   Exhibits

     Number   Description
     ------   -----------
      3.1     Articles of Incorporation of Cott (incorporated by reference to
              Exhibit 3.1 to our Form 10-K dated March 31, 2000).

      3.2 By-laws of Cott (incorporated by reference to Exhibit 3.2 to our Form 10-K dated March 8, 2002).

      10.1*   Credit Agreement, dated as of March 31, 2005, by and among Cott
              Corporation, Cott Beverages Inc., Cott Beverages Limited, and Cott
              Embotelladores de Mexico, S.A. de C.V., as Borrowers, the Lenders referred to herein, Wachovia Bank, National Association, as Administrative Agent and Security Trustee, Bank of Montreal, as
              Syndication Agent, and HSBC Bank Canada, Cooperatieve Centrale
              Raiffeisen-BoerenleenBank B.A., "Rabobank International", New York
              Branch, each as a Documentation Agent, Wachovia Capital Markets,
              LLC as a Lead Arranger and the Sole Book Manager, BMO Nesbitt
              Burns, as a Lead Arranger (filed herewith).

      10.2*   Receivables Purchase Agreement, dated as of April 1, 2005, among
              Cott USA Receivables Corporation, Cott Beverages Inc., Park Avenue
              Receivables Company, LLC, the financial institutions from time to time parties to the agreement, and JPMorgan Chase Bank, N.A.
              (filed herewith).

      31.1 Certification of the President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2005 (filed herewith).

      31.2    Certification of the Vice President, Controller & Assistant
              Secretary and Interim Chief Financial Officer pursuant to section
              302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2005 (filed herewith).

      32.1 Certification of the President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2005.

      32.2    Certification of the Vice President, Controller & Assistant
              Secretary and Interim Chief Financial Officer pursuant to section
              906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2005.

     (*) Portions of the document are subject to a request for confidential treatment.

     In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COTT CORPORATION
                                        (Registrant)


Date: May 11, 2005                      /s/ Tina Dell'Aquila
                                        -------------------------------------
                                        Tina Dell'Aquila
                                        Vice President, Controller & Assistant
                                        Secretary and Interim Chief Financial
                                        Officer
                                        (On behalf of the Company and as the
                                        principal accounting officer)

                SCHEDULE III - CONSOLIDATING FINANCIAL STATEMENTS

Cott Beverages Inc., a wholly owned subsidiary of Cott Corporation, has entered into financing arrangements that are guaranteed by Cott Corporation and certain other wholly owned subsidiaries of Cott Corporation (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

The following supplemental financial information sets forth on an unconsolidated basis, balance sheets, statements of income and cash flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and Cott Corporation's other subsidiaries (the "Non-guarantor Subsidiaries"). The supplemental financial information reflects the investments of Cott Corporation and Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting.

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars, unaudited)

                                                                FOR THE THREE MONTHS ENDED APRIL 2, 2005
                                        ----------------------------------------------------------------------------------------
                                            COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                        -----------   --------------   ------------   -------------   -----------   ------------
SALES                                      $43.5          $274.6          $10.3           $72.7         $ (5.6)        $395.5
Cost of sales                               38.0           235.7            8.8            62.6           (5.6)         339.5
                                           -----          ------          -----           -----         ------         ------
GROSS PROFIT                                 5.5            38.9            1.5            10.1             --           56.0
Selling, general and administrative
   expenses                                  9.6            20.3            0.9             6.1             --           36.9
Unusual items                                 --              --             --            (0.2)            --           (0.2)
                                           -----          ------          -----           -----         ------         ------
OPERATING INCOME (LOSS)                     (4.1)           18.6            0.6             4.2             --           19.3

Other expense (income), net                  0.5            (0.4)          (0.2)             --             --           (0.1)
Interest expense (income), net                --             8.5           (2.0)             --             --            6.5
Minority interest                             --              --             --             0.9             --            0.9
                                           -----          ------          -----           -----         ------         ------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EQUITY INCOME                            (4.6)           10.5            2.8             3.3             --           12.0

Income taxes                                 1.4            (4.1)            --            (1.0)            --           (3.7)
Equity income                               11.5             1.7            7.3              --          (20.5)            --
                                           -----          ------          -----           -----         ------         ------
NET INCOME                                 $ 8.3          $  8.1          $10.1           $ 2.3         $(20.5)        $  8.3
                                           =====          ======          =====           =====         ======         ======

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars, unaudited)

                                                                             AS OF APRIL 2, 2005
                                          ----------------------------------------------------------------------------------------
                                              COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                          CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                          -----------   --------------   ------------   -------------   -----------   ------------
ASSETS
Current assets
   Cash                                      $  0.3        $  (0.8)         $    --        $ 11.9         $    --       $   11.4
   Accounts receivable                         38.1          122.2             17.7          41.9           (20.2)         199.7
   Inventories                                 22.7           78.9              6.5          32.4              --          140.5
   Prepaid expenses and other assets            2.3            3.1              0.8           3.1              --            9.3
                                             ------        -------          -------        ------         -------       --------
                                               63.4          203.4             25.0          89.3           (20.2)         360.9

Property, plant and equipment                  51.1          183.7             20.3          84.6              --          339.7
Goodwill                                       22.5           51.9             13.5           0.7              --           88.6
Intangibles and other assets                   10.2          192.9             11.5          47.7              --          262.3
Due from affiliates                            54.2            4.6            126.3         271.4          (456.5)            --
Investments in subsidiaries                   379.4           74.3             54.2            --          (507.9)            --
                                             ------        -------          -------        ------         -------       --------
                                             $580.8        $ 710.8          $ 250.8        $493.7         $(984.6)      $1,051.5
                                             ======        =======          =======        ======         =======       ========

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                     $   --        $  56.7          $   1.1        $  8.5         $    --       $   66.3
   Current maturities of long-term debt          --            0.8               --            --              --            0.8
   Accounts payable and accrued
      liabilities                              33.0          101.0              8.8          51.0           (20.2)         173.6
                                             ------        -------          -------        ------         -------       --------
                                               33.0          158.5              9.9          59.5           (20.2)         240.7

Long-term debt                                   --          272.5               --            --              --          272.5
Due to affiliates                              80.1          124.5            197.3          54.6          (456.5)            --
Deferred income taxes                           3.8           39.3               --           7.7              --           50.8
                                             ------        -------          -------        ------         -------       --------
                                              116.9          594.8            207.2         121.8          (476.7)         564.0
                                             ------        -------          -------        ------         -------       --------

Minority interest                                --             --               --          23.6              --           23.6

SHAREOWNERS' EQUITY
Capital stock
   Common shares                              288.2          275.4            168.0         451.4          (894.8)         288.2
Retained earnings (deficit)                   169.9         (159.4)          (124.4)        (83.3)          367.1          169.9
Accumulated other comprehensive income          5.8             --               --         (19.8)           19.8            5.8
                                             ------        -------          -------        ------         -------       --------
                                              463.9          116.0             43.6         348.3          (507.9)         463.9
                                             ------        -------          -------        ------         -------       --------
                                             $580.8        $ 710.8          $ 250.8        $493.7         $(984.6)      $1,051.5
                                             ======        =======          =======        ======         =======       ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                                  FOR THE THREE MONTHS ENDED APRIL 2, 2005
                                          ----------------------------------------------------------------------------------------
                                              COTT      COTT BEVERAGES     GUARANTOR    NON-GUARANTOR   ELIMINATION
                                          CORPORATION        INC.        SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                          -----------   --------------   ------------   -------------   -----------   ------------
OPERATING ACTIVITIES
Net income (loss)                           $  8.3          $  8.1          $ 10.1         $  2.3         $(20.5)        $  8.3
Depreciation and amortization                  3.6             8.4             1.4            3.4             --           16.8
Deferred income taxes                         (1.5)            1.1              --            0.2             --           (0.2)
Minority interest                               --              --              --            0.9             --            0.9
Equity income, net of distributions          (11.4)           (0.6)           (7.3)            --           19.3             --
Other non-cash items                           0.3            (0.3)             --            0.2           (0.5)          (0.3)
Net change in non-cash working capital        14.1             0.8            (3.7)         (16.0)           0.6           (4.2)
                                            ------          ------          ------         ------         ------         ------
Cash provided by (used in) operating
   activities                                 13.4            17.5             0.5           (9.0)          (1.1)          21.3
                                            ------          ------          ------         ------         ------         ------

INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                  (4.5)          (17.2)           (1.5)          (4.9)            --          (28.1)
Acquisitions                                    --              --              --             --             --             --
Advances to affiliates                        (7.6)           10.0              --             --           (2.4)            --
Investment in subsidiary                     (15.0)             --              --             --           15.0             --
Other investing activities                    (1.5)            1.0             0.1           (0.1)            --           (0.5)
                                            ------          ------          ------         ------         ------         ------
Cash used in investing activities            (28.6)           (6.2)           (1.4)          (5.0)          12.6          (28.6)
                                            ------          ------          ------         ------         ------         ------

FINANCING ACTIVITIES
Payments of long-term debt                      --            (0.2)             --             --             --           (0.2)
Short-term borrowings                          0.1            (9.8)            1.0            3.8             --           (4.9)
Advances from affiliates                        --              --           (15.0)          12.6            2.4             --
Distributions to subsidiary minority
   shareowner                                   --              --              --           (1.1)            --           (1.1)
Issue of common shares                         0.9              --            15.0             --          (15.0)           0.9
Financing costs                                 --            (2.1)             --             --             --           (2.1)
Dividends paid                                  --              --              --           (1.1)           1.1             --
Other financing activities                      --              --            (0.1)            --             --           (0.1)
                                            ------          ------          ------         ------         ------         ------
Cash provided by (used in) financing
   activities                                  1.0           (12.1)            0.9           14.2          (11.5)          (7.5)
                                            ------          ------          ------         ------         ------         ------
Effect of exchange rate changes on cash       (0.2)             --              --           (0.2)            --           (0.4)
                                            ------          ------          ------         ------         ------         ------
NET INCREASE (DECREASE) IN CASH              (14.4)           (0.8)             --             --             --          (15.2)
CASH, BEGINNING OF PERIOD                     14.7              --              --           11.9             --           26.6
                                            ------          ------          ------         ------         ------         ------
CASH, END OF PERIOD                         $  0.3          $ (0.8)         $   --         $ 11.9         $   --         $ 11.4
                                            ======          ======          ======         ======         ======         ======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars, unaudited)

                                                                  FOR THE THREE MONTHS ENDED APRIL 3, 2004
                                          ----------------------------------------------------------------------------------------
                                              COTT      COTT BEVERAGES     GUARANTOR    NON-GUARANTOR   ELIMINATION
                                          CORPORATION        INC.        SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                          -----------   --------------   ------------   -------------   -----------   ------------
SALES                                        $45.5          $254.0           $10.7          $68.7         $ (8.0)        $370.9
Cost of sales                                 37.2           202.6             9.3           59.4           (8.0)         300.5
                                             -----          ------           -----          -----         ------         ------
GROSS PROFIT                                   8.3            51.4             1.4            9.3             --           70.4
Selling, general and administrative
   expenses                                   13.7            18.7             0.9            5.4             --           38.7
                                             -----          ------           -----          -----         ------         ------
OPERATING INCOME (LOSS)                       (5.4)           32.7             0.5            3.9             --           31.7
Other expense (income), net                    0.3             0.1            (0.2)           0.1             --            0.3
Interest expense (income), net                  --             7.9            (1.4)           0.1             --            6.6
Minority interest                               --              --              --            1.0             --            1.0
                                             -----          ------           -----          -----         ------         ------

INCOME (LOSS) BEFORE INCOME TAXES AND
   EQUITY INCOME (LOSS)                       (5.7)           24.7             2.1            2.7             --           23.8

Income taxes                                   1.8            (9.5)             --           (0.6)            --           (8.3)
Equity income (loss)                          19.3             1.7            16.3             --          (37.4)          (0.1)
                                             -----          ------           -----          -----         ------         ------
NET INCOME                                   $15.4          $ 16.9           $18.4          $ 2.1         $(37.4)        $ 15.4
                                             =====          ======           =====          =====         ======         ======

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars)

                                                                           AS OF JANUARY 1, 2005
                                         ----------------------------------------------------------------------------------------
                                             COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                         CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -----------   --------------   ------------   -------------   -----------   ------------
ASSETS
Current assets
   Cash                                     $ 14.7        $    --         $    --         $ 11.9         $    --       $   26.6
   Accounts receivable                        52.2          109.3            17.5           44.2           (38.9)         184.3
   Inventories                                20.9           72.4             5.9           23.6              --          122.8
   Prepaid expenses and other assets           3.0            3.3             0.8            2.6              --            9.7
                                            ------        -------         -------         ------         -------       --------
                                              90.8          185.0            24.2           82.3           (38.9)         343.4
Property, plant and equipment                 48.3          162.0            20.0           83.4              --          313.7
Goodwill                                      22.8           51.8            13.5            0.7              --           88.8
Intangibles and other assets                  11.6          203.7            11.7           49.1              --          276.1
Due from affiliates                           47.0            4.7           109.4          276.7          (437.8)            --
Investments in subsidiaries                  354.0           74.2            46.6             --          (474.8)            --
                                            ------        -------         -------         ------         -------       --------
                                            $574.5        $ 681.4         $ 225.4         $492.2         $(951.5)      $1,022.0
                                            ======        =======         =======         ======         =======       ========
LIABILITIES
Current liabilities
   Short-term borrowings                    $   --        $  66.5         $   0.1         $  4.8         $    --       $   71.4
   Current maturities of
      long-term debt                            --            0.8              --             --              --            0.8
   Accounts payable and accrued
      liabilities                             31.7           82.5             9.8           60.1           (38.9)         145.2
                                            ------        -------         -------         ------         -------       --------
                                              31.7          149.8             9.9           64.9           (38.9)         217.4
Long-term debt                                  --          272.5              --             --              --          272.5
Due to affiliates                             80.4          112.6           197.3           47.5          (437.8)            --
Deferred income taxes                          5.1           38.1              --            7.8              --           51.0
                                            ------        -------         -------         ------         -------       --------
                                             117.2          573.0           207.2          120.2          (476.7)         540.9
                                            ------        -------         -------         ------         -------       --------

Minority interest                               --             --              --           23.8              --           23.8

SHAREOWNERS' EQUITY
Capital stock
   Common shares                             287.0          275.8           152.7          451.4          (879.9)         287.0
Retained earnings (deficit)                  161.6         (167.4)         (134.5)         (84.5)          386.4          161.6
Accumulated other comprehensive income         8.7             --              --          (18.7)           18.7            8.7
                                            ------        -------         -------         ------         -------       --------
                                             457.3          108.4           (18.2)         348.2          (474.8)         457.3
                                            ------        -------         -------         ------         -------       --------
                                            $574.5        $ 681.4         $ 225.4         $492.2         $(951.5)      $1,022.0
                                            ======        =======         =======         ======         =======       ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                                 FOR THE THREE MONTHS ENDED APRIL 3, 2004
                                         ----------------------------------------------------------------------------------------
                                             COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                         CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         -----------   --------------   ------------   -------------   -----------   ------------
OPERATING ACTIVITIES
Net income                                  $15.4          $16.9           $ 18.4          $ 2.1          $(37.4)       $15.4
Depreciation and amortization                 2.2            7.5              1.5            3.8              --         15.0
Amortization of financing fees                 --            0.2               --             --              --          0.2
Deferred income taxes                        (1.9)           1.0               --            0.6              --         (0.3)
Minority interest                              --             --               --            1.0              --          1.0
Equity (income) loss, net of
   distributions                            (19.3)          (0.5)           (16.3)            --            36.2          0.1
Other non-cash items                          0.3           (0.2)              --            0.2              --          0.3
Net change in non-cash working capital      (10.2)          (7.9)            (2.0)           7.4              --        (12.7)
                                            -----          -----           ------          -----          ------        -----
Cash provided by (used in) operating
   activities                               (13.5)          17.0              1.6           15.1            (1.2)        19.0
                                            -----          -----           ------          -----          ------        -----

INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                 (1.5)          (7.5)            (0.4)          (1.9)             --        (11.3)
Acquisitions                                   --          (17.7)              --             --              --        (17.7)
Advances to affiliates                        3.5             --             (6.5)            --             3.0           --
Investment in subsidiary                     (5.0)            --               --             --             5.0           --
Other investing activities                   (0.2)            --               --             --              --         (0.2)
                                            -----          -----           ------          -----          ------        -----
Cash used in investing activities            (3.2)         (25.2)            (6.9)          (1.9)            8.0        (29.2)
                                            -----          -----           ------          -----          ------        -----

FINANCING ACTIVITIES
Payments of long-term debt                     --           (0.3)              --           (1.9)             --         (2.2)
Short-term borrowings                         1.2            0.7              0.3           (0.1)             --          2.1
Advances from affiliates                       --            6.5               --           (3.5)           (3.0)          --
Distributions to subsidiary minority
   shareowner                                  --             --               --           (1.2)             --         (1.2)
Issue of common shares                        2.2             --              5.0             --            (5.0)         2.2
Dividends paid                                 --             --               --           (1.2)            1.2           --
Other financing activities                     --             --             (0.1)            --              --         (0.1)
                                            -----          -----           ------          -----          ------        -----
Cash provided by (used in) financing
   activities                                 3.4            6.9              5.2           (7.9)           (6.8)         0.8
                                            -----          -----           ------          -----          ------        -----
Effect of exchange rate changes
   on cash                                   (0.1)            --               --            0.1              --           --
                                            -----          -----           ------          -----          ------        -----
NET INCREASE (DECREASE) IN CASH             (13.4)          (1.3)            (0.1)           5.4              --         (9.4)
CASH, BEGINNING OF PERIOD                    13.4           (0.6)             0.1            5.5              --         18.4
                                            -----          -----           ------          -----          ------        -----
CASH, END OF PERIOD                         $  --          $(1.9)          $   --          $10.9          $   --        $ 9.0
                                            =====          =====           ======          =====          ======        =====