Form 10-Q
period 2005-07-02
COTT CORP /CN/
filed 2005-08-10
CIK 884713

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005
                               ------------
Commission File Number 000-19914
                       ---------
                                      COTT
                                   CORPORATION
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

                                  (416)203-3898
              ----------------------------------------------------
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

There were 71,690,620 shares of common stock outstanding as of July 31, 2005.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income for the three and six
             month periods ended July 2, 2005 and July 3, 2004........    Page 3

          Consolidated Balance Sheets as of July 2, 2005 and
             January 1, 2005..........................................    Page 4

          Consolidated Statements of Shareowners' Equity as of
             July 2, 2005 and July 3, 2004............................    Page 5

          Consolidated Statements of Cash Flows for the three and six
             month periods ended July 2, 2005 and July 3, 2004........    Page 6

          Notes to the Consolidated Financial Statements..............    Page 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   Page 19

Item 3.   Quantitative and Qualitative Disclosures about Market
             Risk.....................................................   Page 24

Item 4.   Controls and Procedures.....................................   Page 25

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   Page 26

Item 4.   Submission of Matters to a Vote of Security Holders.........   Page 26

Item 6.   Financial Statement Schedules and Exhibits..................   Page 26

Signatures............................................................   Page 28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                             For the three months ended   For the six months ended
                                             --------------------------   ------------------------
                                                  JULY 2,   JULY 3,           JULY 2,   JULY 3,
                                                    2005      2004              2005      2004
                                                  -------   -------           -------   -------
SALES                                             $492.7    $463.7            $888.2    $834.6
Cost of sales                                      412.0     378.2             751.5     678.7
                                                  ------    ------            ------    ------
GROSS PROFIT                                        80.7      85.5             136.7     155.9
Selling, general and administrative
   expenses                                         35.5      34.1              72.4      72.8
Unusual items                                         --      (0.5)             (0.2)     (0.5)
                                                  ------    ------            ------    ------
OPERATING INCOME                                    45.2      51.9              64.5      83.6
Other expense, net                                  (0.1)       --              (0.2)      0.3
Interest expense, net                                6.6       6.6              13.1      13.2
Minority interest                                    1.4       1.2               2.3       2.2
                                                  ------    ------            ------    ------
INCOME BEFORE INCOME TAXES AND EQUITY LOSS          37.3      44.1              49.3      67.9
Income taxes - note 3                              (12.3)    (14.6)            (16.0)    (22.9)
Equity loss                                           --      (0.1)               --      (0.2)
                                                  ------    ------            ------    ------
NET INCOME - note 4                               $ 25.0    $ 29.4            $ 33.3    $ 44.8
                                                  ======    ======            ======    ======
PER SHARE DATA - note 5
   NET INCOME PER COMMON SHARE
      Basic                                       $ 0.35    $ 0.41            $ 0.47    $ 0.63
      Diluted                                     $ 0.35    $ 0.41            $ 0.46    $ 0.62

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

                                            JULY 2,    JANUARY 1,
                                              2005        2005
                                           ---------   ----------
                                           Unaudited
ASSETS

CURRENT ASSETS
Cash                                        $   15.9    $   26.6
Accounts receivable                            226.9       184.3
Inventories - note 6                           138.3       122.8
Prepaid expenses and other assets               12.4         9.7
                                            --------    --------
                                               393.5       343.4
PROPERTY, PLANT AND EQUIPMENT - note 8         350.9       313.7
GOODWILL                                        88.4        88.8
INTANGIBLES AND OTHER ASSETS - note 9          259.7       276.1
                                            --------    --------
                                            $1,092.5    $1,022.0
                                            ========    ========
LIABILITIES

CURRENT LIABILITIES
Short-term borrowings - note 10             $   65.5    $   71.4
Current maturities of long-term debt             0.8         0.8
Accounts payable and accrued liabilities       188.9       145.2
                                            --------    --------
                                               255.2       217.4
LONG-TERM DEBT                                 272.4       272.5
DEFERRED INCOME TAXES                           54.2        51.0
                                            --------    --------
                                               581.8       540.9
                                            --------    --------
MINORITY INTEREST                               24.2        23.8
SHAREOWNERS' EQUITY
CAPITAL STOCK
Common shares - 71,630,620 shares issued       290.0       287.0
RETAINED EARNINGS                              194.9       161.6
ACCUMULATED OTHER COMPREHENSIVE INCOME           1.6         8.7
                                            --------    --------
                                               486.5       457.3
                                            --------    --------
                                            $1,092.5    $1,022.0
                                            ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(in millions of U.S. dollars)
Unaudited

                                          NUMBER OF
                                           COMMON                           ACCUMULATED OTHER
                                           SHARES       COMMON   RETAINED     COMPREHENSIVE      TOTAL
                                       (in thousands)   SHARES   EARNINGS     INCOME (LOSS)     EQUITY
                                       --------------   ------   --------   -----------------   ------
Balance at January 3, 2004                 70,259       $267.9    $ 83.3          $(6.1)        $345.1

Options exercised, including tax
   benefit of $4.0 million                    862         13.9        --             --           13.9
Comprehensive income (loss)- note 4
   Currency translation adjustment             --           --        --           (1.6)          (1.6)
   Unrealized losses on cash flow
      hedges - note 7                          --           --        --           (0.5)          (0.5)
   Net income                                  --           --      44.8             --           44.8
                                           ------       ------    ------          -----         ------
Balance at July 3, 2004                    71,121       $281.8    $128.1          $(8.2)        $401.7
                                           ======       ======    ======          =====         ======

Balance at January 1, 2005                 71,440       $287.0    $161.6          $ 8.7         $457.3

Options exercised, including tax
   benefit of $0.6 million                    191          3.0        --             --            3.0
Comprehensive income (loss) - note 4
   Currency translation adjustment             --           --        --           (7.8)          (7.8)
   Unrealized gains on cash flow
      hedges - note 7                          --           --        --            0.7            0.7
   Net income                                  --           --      33.3             --           33.3
                                           ------       ------    ------          -----         ------
Balance at July 2, 2005                    71,631       $290.0    $194.9          $ 1.6         $486.5
                                           ======       ======    ======          =====         ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
Unaudited

                                              For the three months ended     For the six months ended
                                             ---------------------------   ---------------------------
                                             JULY 2, 2005   JULY 3, 2004   JULY 2, 2005   JULY 3, 2004
                                             ------------   ------------   ------------   ------------
OPERATING ACTIVITIES
Net income                                      $ 25.0         $ 29.4         $ 33.3         $ 44.8
Depreciation and amortization                     15.9           15.0           32.7           30.0
Amortization of financing fees                     0.3            0.1            0.3            0.3
Deferred income taxes                              3.5            4.6            3.3            4.3
Minority interest                                  1.4            1.2            2.3            2.2
Equity loss                                         --            0.1             --            0.2
Other non-cash items                               0.8            0.3            0.5            0.6
Net change in non-cash working capital -
   note 11                                       (13.3)         (52.7)         (17.5)         (65.4)
                                                ------         ------         ------         ------
Cash provided by (used in) operating
   activities                                     33.6           (2.0)          54.9           17.0
                                                ------         ------         ------         ------
INVESTING ACTIVITIES
Additions to property, plant and equipment       (26.7)         (10.0)         (54.8)         (19.5)
Acquisitions                                        --             --             --          (17.7)
Other investing activities                        (1.6)           2.2           (2.1)           0.2
                                                ------         ------         ------         ------
Cash used in investing activities                (28.3)          (7.8)         (56.9)         (37.0)
                                                ------         ------         ------         ------
FINANCING ACTIVITIES
Payments of long-term debt                        (0.2)          (0.3)          (0.4)          (2.5)
Short-term borrowings                             (0.6)           4.3           (5.5)           6.4
Distributions to subsidiary minority
   shareowner                                     (0.8)          (1.0)          (1.9)          (2.2)
Issue of common shares                             1.5            7.7            2.4            9.9
Financing costs                                   (0.5)            --           (2.6)            --
Other financing activities                        (0.1)          (0.1)          (0.2)          (0.2)
                                                ------         ------         ------         ------
Cash provided by (used in) financing
   activities                                     (0.7)          10.6           (8.2)          11.4
                                                ------         ------         ------         ------
Effect of exchange rate changes on cash           (0.1)          (0.2)          (0.5)          (0.2)
                                                ------         ------         ------         ------
NET INCREASE (DECREASE) IN CASH                    4.5            0.6          (10.7)          (8.8)
CASH, BEGINNING OF PERIOD                         11.4            9.0           26.6           18.4
                                                ------         ------         ------         ------
CASH, END OF PERIOD                             $ 15.9         $  9.6         $ 15.9         $  9.6
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued SFAS123R, Share-Based Payments requiring companies to recognize compensation expense for all types of stock options. On April 14, 2005 the Financial Accounting Standards Board approved a new rule that deferred the effective date of SFAS123R. We are required to adopt this standard for our interim period ending April 1, 2006. We are currently evaluating the impact of SFAS123R on our results of operations and believe that adoption of SFAS123R will have a material impact on our financial statements.

In July 2005, the Financial Accounting Standards Board issued an Exposure Draft on Uncertain Tax Positions - an Interpretation of FASB Statement 109. The Exposure Draft contains proposed guidance on the recognition and measurement of uncertain tax positions. It also addresses the accrual of any interest and penalties related to the uncertain tax positions and the classification of liabilities resulting from uncertain tax positions in the balance sheet. The Exposure Draft contains a proposed effective date of December 15, 2005. If passed, we will adopt this exposure draft for our year ending December 31, 2005. We are currently evaluating the impact of this Exposure Draft on our results of operations.

In November 2004, the Financial Accounting Standards Board issued SFAS151, Inventory Costs. The Statement requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities; unallocated overheads resulting from abnormally low production and certain other costs are to be recognized as an expense in the period in which they are incurred. We will adopt this standard for our interim period ending April 1, 2006. We are currently evaluating the impact of SFAS151 on our results of operations.

ESTIMATES

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

SIGNIFICANT NON-RECURRING ITEMS

During the quarter, we benefited from a $4.9 million payment reflecting the settlement of a class action lawsuit against suppliers of high fructose corn syrup. The payment was recorded as a reduction to cost of sales.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 2 - BUSINESS SEASONALITY

Our net income for the three and six month periods ended July 2, 2005 are not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.

NOTE 3 - INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                 For the three months ended   For the six months ended
                                 --------------------------   ------------------------
                                      JULY 2,   JULY 3,           JULY 2,   JULY 3,
                                        2005      2004              2005      2004
                                      -------   -------           -------   -------
                                       (in millions of             (in millions of
                                        U.S. dollars)               U.S. dollars)
Income tax provision based on
   Canadian statutory rates           $(12.8)   $(15.2)           $(17.0)   $(23.5)
Foreign tax rate differential            0.1        --               0.9       0.2
Non-deductible and other items           0.4       0.6               0.1       0.4
                                      ------    ------            ------    ------
                                      $(12.3)   $(14.6)           $(16.0)   $(22.9)
                                      ======    ======            ======    ======

NOTE 4 - COMPREHENSIVE INCOME

                                 For the three months ended   For the six months ended
                                 --------------------------   ------------------------
                                      JULY 2,   JULY 3,           JULY 2,   JULY 3,
                                        2005      2004              2005      2004
                                      -------   -------           -------   -------
                                       (in millions of             (in millions of
                                        U.S. dollars)               U.S. dollars)
Net income                             $25.0     $29.4             $33.3     $44.8
Foreign currency translation            (4.7)     (0.9)             (7.8)     (1.6)
Unrealized gains (losses) on
   cash flow hedges                      0.5      (0.5)              0.7      (0.5)
                                       -----     -----             -----     -----
                                       $20.8     $28.0             $26.2     $42.7
                                       =====     =====             =====     =====

NOTE 5 - NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect that would occur if in-the-money stock options were exercised.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 5 - NET INCOME PER COMMON SHARE (continued)

The following table reconciles the basic weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding:

                                     For the three months ended   For the six months ended
                                     --------------------------   ------------------------
                                          JULY 2,   JULY 3,           JULY 2,   JULY 3,
                                            2005      2004              2005      2004
                                          -------   -------           -------   -------
                                            (in thousands)              (in thousands)
Weighted average number of shares
   outstanding - basic                     71,593    70,926            71,549    70,658
Dilutive effect of stock options              322     1,307               368     1,380
                                           ------    ------            ------    ------
Adjusted weighted average number
   of shares outstanding - diluted         71,915    72,233            71,917    72,038
                                           ======    ======            ======    ======

At July 2, 2005, options to purchase 2,677,525 shares (2,500 - July 3, 2004) of common stock at a weighted average exercise price of C$36.18 per share (C$43.64
- July 3, 2004) were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock.

As of July 2, 2005, Cott had 71,630,620 common shares and 3,864,690 common share options outstanding. Of the common share options outstanding, 1,845,014 options were exercisable as of July 2, 2005.

During the second quarter ended July 2, 2005, 22,500 of common share options were issued at a weighted average price of C$28.81 and 91,400 common share options were exercised at a weighted average exercise price of C$16.67.

NOTE 6 - INVENTORIES

                 JULY 2,   JANUARY 1,
                   2005       2005
                 -------   ----------
                    (in millions of
                     U.S. dollars)
Raw materials     $ 56.0     $ 47.9
Finished goods      66.7       59.9
Other               15.6       15.0
                  ------     ------
                  $138.3     $122.8
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

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At July 2, 2005, the fair value of the foreign exchange options was $0.8 million ($0.5 million - July 3, 2004) and we recorded $0.7 million unrealized gains ($0.5 million unrealized loss - July 3, 2004) in comprehensive income for the period ending July 2, 2005.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

                           JULY 2,   JANUARY 1,
                             2005       2005
                           -------   ----------
                              (in millions of
                               U.S. dollars)
Cost                       $ 622.3    $ 570.3
Accumulated depreciation    (271.4)    (256.6)
                           -------    -------
                           $ 350.9    $ 313.7
                           =======    =======

NOTE 9 - INTANGIBLES AND OTHER ASSETS

                                       JULY 2, 2005                    JANUARY 1, 2005
                              ------------------------------   ------------------------------
                                        ACCUMULATED                      ACCUMULATED
                               COST    AMORTIZATION     NET     COST    AMORTIZATION     NET
                              ------   ------------   ------   ------   ------------   ------
                               (in millions of U.S. dollars)    (in millions of U.S. dollars)
INTANGIBLES
Not subject to amortization
Rights                        $ 80.4       $  --      $ 80.4   $ 80.4       $  --      $ 80.4
                              ------       -----      ------   ------       -----      ------
Subject to amortization
Customer relationships         165.5        37.0       128.5    164.7        31.5       133.2
Trademarks                      29.0         8.2        20.8     30.0         7.3        22.7
Information technology          43.8        20.9        22.9     40.4        18.4        22.0
Other                            3.6         0.8         2.8      3.6         0.6         3.0
                              ------       -----      ------   ------       -----      ------
                               241.9        66.9       175.0    238.7        57.8       180.9
                              ------       -----      ------   ------       -----      ------
                               322.3        66.9       255.4    319.1        57.8       261.3
                              ------       -----      ------   ------       -----      ------
OTHER ASSETS
Financing costs                  4.0         0.7         3.3      5.6         4.6         1.0
Other                            3.1         2.1         1.0     15.5         1.7        13.8
                              ------       -----      ------   ------       -----      ------
                                 7.1         2.8         4.3     21.1         6.3        14.8
                              ------       -----      ------   ------       -----      ------
                              $329.4       $69.7      $259.7   $340.2       $64.1      $276.1
                              ======       =====      ======   ======       =====      ======

Amortization expense of intangible assets was $10.2 million for the period ended July 2, 2005 ($8.9 million - July 3, 2004).

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 10 - SHORT-TERM BORROWINGS

On March 31, 2005, we entered into new committed senior secured credit facilities that provide for financing in the United States, Canada, the United Kingdom, and Mexico. The new facilities replaced our former committed senior secured credit facility in the United States and Canada and our demand bank credit facility in the United Kingdom. The new facilities terminate, and the debt under the senior secured credit agreement is due, on March 31, 2010. The new facilities allow for revolving credit borrowings in a principal amount of up to $100 million and are initially comprised of two separate facilities: (1) a $95 million multicurrency facility made by certain lenders to us and our indirect wholly-owned subsidiaries, Cott Beverages Inc. and Cott Beverages Limited as co-borrowers, and (2) a $5 million Mexican facility made by certain lenders to our indirect 90% owned subsidiary Cott Embottelladores de Mexico, S.A. de C.V. ("CEMSA"). Each facility includes subfacilities for swingline loans and letters of credit. The $100 million facilities can be increased up to an additional $150 million at our option if the lenders agree to increase their commitments or new lenders join the facility and we satisfy certain conditions. Within such $150 million of extra availability, and subject to certain other limitations, we can establish additional revolving loan facilities in an aggregate amount not to exceed $30 million to be provided in various currencies as agreed upon for additional subsidiaries designated by us. Wachovia Bank, National Association acts as administrative agent and security trustee for lenders under the new facilities. In general, borrowings under the credit facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. As at July 2, 2005, credit of $86.6 million was available after borrowings of $8.5 million and standby letters of credit of $4.9 million. The weighted average interest rate was 5.85% on this facility as of July 2, 2005.

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

The amount of funds available under the receivables facility will be based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75 million program limit. As of July 2, 2005, $60.8 million of eligible receivables, net of reserves, were available for purchase. As of July 2, 2005 $40 million was outstanding, under this facility, at a weighted average interest rate of 3.89%.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 11 - NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                         For the three months ended   For the six months ended
                                         --------------------------   ------------------------
                                              JULY 2,   JULY 3,           JULY 2,   JULY 3,
                                                2005      2004              2005      2004
                                              -------   -------           -------   -------
                                               (in millions of             (in millions of
                                                U.S. dollars)               U.S. dollars)
Increase in accounts receivable               $(29.1)   $(49.7)           $(47.5)   $(68.8)
Decrease (increase) in inventories               0.8      (9.4)            (17.4)    (33.8)
Increase in prepaid and other expenses          (2.9)     (3.3)             (2.3)     (4.3)
Increase in accounts payable and
   accrued liabilities                          17.9       9.7              49.7      41.5
                                              ------    ------            ------    ------
                                              $(13.3)   $(52.7)           $(17.5)   $(65.4)
                                              ======    ======            ======    ======

NOTE 12 - STOCK OPTION PLANS

Pursuant to the SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to account for our employee stock option plan under APB opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, compensation expense is measured as the excess, if any, of the market value of our common stock at the award date over the amount the employee must pay for the stock (exercise price). Our policy is to award stock options with an exercise price equal to the closing price of our common stock on the Toronto Stock Exchange on the last trading day immediately before the date of award, and accordingly, no compensation expense has been recognized for stock options issued under this plan. Had compensation expense for the plans been determined based on the fair value at the grant date consistent with SFAS No. 123, our net income and net income per common share would have been as follows:

                                   For the three months ended       For the six months ended
                                 -----------------------------   -----------------------------
                                       JULY 2,   JULY 3,               JULY 2,   JULY 3,
                                         2005      2004                  2005      2004
                                       -------   -------               -------   -------
                                 (in millions of U.S. dollars,   (in millions of U.S. dollars,
                                   except per share amounts)       except per share amounts)
NET INCOME
   As reported                          $25.0     $29.4                 $33.3     $44.8
   Compensation expense                  (1.7)     (2.3)                 (3.8)     (4.0)
                                        -----     -----                 -----     -----
   Pro forma                            $23.3     $27.1                 $29.5     $40.8
                                        =====     =====                 =====     =====

NET INCOME PER SHARE - BASIC
   As reported                          $0.35     $0.41                 $0.47     $0.63
   Pro forma                            $0.33     $0.38                 $0.41     $0.58
NET INCOME PER SHARE - DILUTED
   As reported                          $0.35     $0.41                 $0.46     $0.62
   Pro forma                            $0.32     $0.38                 $0.41     $0.57

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 12 - STOCK OPTION PLANS (continued)

The pro forma compensation expense has been tax effected to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                JULY 2, 2005   JULY 3, 2004
                                ------------   ------------
Risk-free interest rate          3.3% - 3.7%    3.3% - 3.9%
Average expected life (years)             4              4
Expected volatility                    40.0%          45.0%
Expected dividend yield                  --             --

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

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 14 - SEGMENT REPORTING (continued)

BUSINESS SEGMENTS

                                             UNITED
                                            KINGDOM
  FOR THE THREE MONTHS    UNITED               &                      CORPORATE
   ENDED JULY 2, 2005     STATES   CANADA    EUROPE   INTERNATIONAL    & OTHER      TOTAL
-----------------------   ------   ------   -------   -------------   ---------   --------
                                            (in millions of U.S. dollars)
External sales            $354.4   $ 59.7    $ 57.9       $20.0         $ 0.7     $  492.7
Intersegment sales            --      3.5        --          --          (3.5)          --
Depreciation and
   amortization             10.5      2.1       2.2         0.4           0.7         15.9
Operating income (loss)     36.9      5.5       3.1         2.8          (3.1)        45.2
Property, plant and
   equipment               209.8     56.3      67.8         9.9           7.1        350.9
Goodwill                    55.7     23.0        --         4.6           5.1         88.4
Intangibles and other
   assets                  161.3      1.0       3.3         1.2          92.9        259.7
Total assets               652.2    144.4     147.4        80.5          68.0      1,092.5
Additions to property,
   plant and equipment      20.3      2.6       2.9         0.3           0.6         26.7

                                             UNITED
                                            KINGDOM
  FOR THE THREE MONTHS    UNITED               &                      CORPORATE
   ENDED JULY 3, 2004     STATES   CANADA    EUROPE   INTERNATIONAL    & OTHER      TOTAL
-----------------------   ------   ------   -------   -------------   ---------   --------
                                            (in millions of U.S. dollars)
External sales            $340.4   $ 54.9   $ 51.7        $16.1         $ 0.6     $  463.7
Intersegment sales            --      6.3       --           --          (6.3)          --
Depreciation and
   amortization             10.1      2.2      2.1           --           0.6         15.0
Operating income (loss)     39.9      6.3      3.8          3.7          (1.8)        51.9
Property, plant and
   equipment (as of
   January 1, 2005)        174.9     53.0     68.7          9.6           7.5        313.7
Goodwill (as of
   January 1, 2005)         55.6     23.5       --          4.6           5.1         88.8
Intangibles and other
   assets (as of
   January 1, 2005)        179.3      3.4      3.9          1.2          88.3        276.1
Total assets (as of
   January 1, 2005)        591.1    131.3    135.6         85.3          78.7      1,022.0
Additions to property,
   plant and equipment       6.8      0.9      1.0          0.3           1.0         10.0

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 14 - SEGMENT REPORTING (continued)

                                             UNITED
                                            KINGDOM
   FOR THE SIX MONTHS     UNITED               &                      CORPORATE
   ENDED JULY 2, 2005     STATES   CANADA    EUROPE   INTERNATIONAL    & OTHER      TOTAL
-----------------------   ------   ------   -------   -------------   ---------   --------
                                            (in millions of U.S. dollars)
External sales            $648.7   $100.8   $101.5        $35.7         $ 1.5      $888.2
Intersegment sales            --      6.0       --           --          (6.0)         --
Depreciation and
   amortization             21.0      5.3      4.3          0.7           1.4        32.7
Operating income
   (loss) before
   unusual items            54.9      5.9      5.1          5.0          (6.6)       64.3
Unusual items                 --       --     (0.2)          --            --        (0.2)
Additions to property,
   plant and equipment      38.8      7.2      7.6          0.5           0.7        54.8

                                             UNITED
                                            KINGDOM
   FOR THE SIX MONTHS     UNITED               &                      CORPORATE
   ENDED JULY 3, 2004     STATES   CANADA    EUROPE   INTERNATIONAL    & OTHER      TOTAL
-----------------------   ------   ------   -------   -------------   ---------   --------
                                            (in millions of U.S. dollars)
External sales            $613.5    $94.7    $94.4        $30.8        $  1.2      $834.6
Intersegment sales            --     12.0       --           --         (12.0)         --
Depreciation and
   amortization             19.9      4.3      4.1          0.6           1.1        30.0
Operating income (loss)     71.0      6.7      5.4          6.4          (5.9)       83.6
Additions to property,
   plant and equipment      13.3      1.9      2.1          0.8           1.4        19.5

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

For the six months ended July 2, 2005, sales to one major customer accounted for 41% (July 3, 2004 - 40%) of our total sales.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 14 - SEGMENT REPORTING (continued)

Revenues by geographic area are as follows:

                   For the three months ended   For the six months ended
                   --------------------------   ------------------------
                        JULY 2,   JULY 3,           JULY 2,   JULY 3,
                          2005      2004              2005      2004
                        -------   -------           -------   -------
                         (in millions of             (in millions of
                          U.S. dollars)               U.S. dollars)
United States           $360.4     $347.2            $660.7    $626.7
Canada                    59.7       54.9             100.8      94.7
United Kingdom            55.9       49.5              97.7      90.5
Other Countries           16.7       12.1              29.0      22.7
                        ------     ------            ------    ------
                        $492.7     $463.7            $888.2    $834.6
                        ======     ======            ======    ======

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

                   JULY 2, 2005   JANUARY 1, 2005
                   ------------   ---------------
                    (in millions of U.S. dollars)
United States         $527.0          $508.9
Canada                  89.8            86.3
United Kingdom          71.1            72.5
Other countries         11.1            10.9
                      ------          ------
                      $699.0          $678.6
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

(a) Under U.S. GAAP, we have elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $5.2 million ($4.0 million - July 3, 2004), $3.8 million ($3.1 million - July 3, 2004) net of tax of $1.3 million ($0.9 million - July 3, 2004), was recorded in the first six months of 2005. This policy was adopted on a retroactive basis with no restatement of comparative figures and as a result $5.6 million was charged to opening retained earnings as at January 3, 2004. Contributed surplus of $20.7 ($10.3 million - July 3, 2004) was recorded to reflect the charge for unexercised options. Share capital of $1.0 million was recorded to reflect the options exercised for the period ending July 3, 2004. Of the options exercised during the period, all were granted prior to January 1, 2002.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 15. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)

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

Under Canadian GAAP, these differences would have been reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of shareowners' equity and consolidated statements of cash flow as follows:

                                         JULY 2, 2005              JANUARY 1, 2005
                                  -------------------------   -------------------------
                                  U.S. GAAP   CANADIAN GAAP   U.S. GAAP   CANADIAN GAAP
                                  ---------   -------------   ---------   -------------
                                       (in millions of             (in millions of
                                        U.S. dollars)               U.S. dollars)
CONSOLIDATED BALANCE SHEETS
Property, plant &
   equipment (b)                   $  350.9      $  351.1      $  313.7      $  314.1
Goodwill (b)                           88.4          88.9          88.8          89.3
Total assets                        1,092.5       1,093.2       1,022.0       1,023.9

Deferred income taxes (a), (b)         54.2          49.0          51.0          47.2
Total liabilities and minority
   interest                           581.8         576.6         540.9         537.1

Capital stock (a), (c)                290.0         262.5         287.0         259.5
Contributed Surplus (a)                  --          20.7            --          15.5
Retained earnings (a), (b), (c)       194.9         165.2         161.6         135.9
Accumulated other comprehensive
   income (c)                           1.6          44.0           8.7          51.1
Total shareowners' equity             486.5         492.4         457.3         462.0

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 15. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)

                                          Income reconciliation for the   Income reconciliation for the
                                                three months ended               six months ended
                                          -----------------------------   -----------------------------
                                                JULY 2,   JULY 3,               JULY 2,   JULY 3,
                                                  2005      2004                  2005      2004
                                                -------   -------               -------   -------
                                          (in millions of U.S. dollars)   (in millions of U.S. dollars)
CONSOLIDATED STATEMENTS OF INCOME
Net income under U.S. GAAP                       $25.0     $29.4                 $33.3     $44.8
Cost of sales (b)                                 (0.1)     (0.1)                 (0.2)     (0.2)
Stock compensation expense (a)                    (2.4)     (2.4)                 (5.2)     (4.0)
Recovery of income taxes (a),(b)                   0.7       0.6                   1.4       1.0
                                                 -----     -----                 -----     -----
Net income under Canadian GAAP                   $23.2     $27.5                 $29.3     $41.6
                                                 =====     =====                 =====     =====
Basic income per common share, Canadian
   GAAP                                          $0.32     $0.39                 $0.41     $0.59
Diluted income per common share,
   Canadian GAAP                                 $0.32     $0.38                 $0.41     $0.58

                                        Cash flow reconciliation for the   Cash flow reconciliation for the
                                               three months ended                  six months ended
                                        --------------------------------   --------------------------------
                                                JULY 2,   JULY 3,                  JULY 2,   JULY 3,
                                                  2005      2004                     2005      2004
                                                -------   -------                  -------   -------
                                          (in millions of U.S. dollars)      (in millions of U.S. dollars)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating
   activities U.S. GAAP                          $33.6     $(2.0)                   $54.9     $17.0
Net income (a), (b)                               (1.8)     (1.9)                    (4.0)     (3.2)
Depreciation & amortization (b)                    0.1       0.1                      0.2       0.2
Deferred income taxes (a), (b)                    (0.7)     (0.6)                    (1.4)     (1.0)
Other non-cash items (a)                           2.4       2.4                      5.2       4.0
                                                 -----     -----                    -----     -----
Cash provided by (used in) operating
   activities Canadian GAAP                      $33.6     $(2.0)                   $54.9     $17.0
                                                 =====     =====                    =====     =====

NOTE 16. SUBSEQUENT EVENTS

On August 10, 2005 we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited, the largest privately owned manufacturer of retailer brand carbonated soft drinks in the United Kingdom. The purchase price for the acquisition was approximately $135.0 million (75.7 million pound sterling). The acquisition has been financed under our global credit facility, which was increased from $100.0 million to $225.0 million in connection with this transaction. This will leave $75 million available under the credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We reported net income of $25.0 million or $0.35 per diluted share for the second quarter ended July 2, 2005, down 15% as compared with $29.4 million, or $0.41 per diluted share, for the second quarter of 2004. For the first half of 2005, net income decreased 26% to $33.3 million or $0.46 per diluted share, from $44.8 million or $0.62 per diluted share in the same period last year. The decrease was due to higher fixed costs resulting from recently-added production capacity, including the start-up of our new Texas plant, and changes in product mix toward lower margin bottled water, particularly in the U.S.

SALES - Sales for the second quarter of 2005 were $492.7 million, an increase of 6.3% from $463.7 million in the second quarter of 2004. Sales increased 4.7% after excluding the impact of foreign exchange. Sales increased 3.5% when also excluding the acquisition of certain of the assets of Metro Beverage Co. (the "Metro Acquisition") in October 2004.

Total 8oz equivalent case volume was 326.0 million cases in the second quarter of 2005, down 1% from 328.6 million cases in the second quarter of 2004. Excluding The Metro Acquisition and concentrate sales, volume was 246.7 million 8oz equivalent cases, down 7.5% compared to the second quarter of 2004. The Metro Acquisition contributed 3.0 million 8oz equivalent cases to sales volume in the second quarter of 2005. Sales of concentrates were down 6.7% in the second quarter as a result of shipment delays to certain customers. Concentrate manufacturing is a high volume but low dollar component of our overall sales.

Sales for the first half of 2005 increased to $888.2 million, 6.4% higher than the same period last year and up 3.4% when the impact of acquisitions and foreign exchange rates are excluded. The impact of acquisitions for the first half of the year includes the Metro Acquisition as well as the acquisition of certain of the assets of the Cardinal Companies of Elizabethtown (the "Cardinal Acquisition"). The Cardinal Acquisition was completed in March 2004. As such, the affect of the acquisition on our comparative results, on a quarterly basis, is limited to our first quarter results.

Total 8oz equivalent case volume was 598.3 million cases for the first half of 2005. This is largely unchanged from the first half of 2004 where case volume was 598.7. Excluding concentrate sales, volume was 453.3 million 8oz equivalent cases for the first half of 2005, an increase of 1.5% compared to the first half of 2004.

Sales in the U.S. during the second quarter of 2005 increased to $354.4 million, up 4.1% from $340.4 million in the second quarter of 2004. Excluding The Metro Acquisition sales increased 2.4% for the quarter. In the first half of 2005, sales of $648.7 million grew by 5.7% compared with the first half of 2004. Excluding acquisitions, sales in the first half of 2005 increased 3.6% as compared to the first half of 2004. The increase in sales was primarily driven by increased volume and price increases to our customers to recover raw material cost increases.

Sales in Canada were $59.7 million for the second quarter of 2005, up 8.7% from $54.9 million in the second quarter of 2004 and down 0.5% excluding the impact of foreign exchange rates. For the first half of the year, sales of $100.8 million were 6.4% higher than $94.7 million for the same period last year, and down 1.9% when the effect of foreign exchange rates is taken into account. The decrease is primarily attributable to a continuing decline in volume to our customers.

Sales in the U.K. and Europe of $57.9 million in the second quarter of 2005 increased 12% from $51.7 million in the same period in 2004. Excluding the impact of the strengthened U.K. pound, sales increased

9.2%. For the first half of 2005, sales of $101.5 million were up 7.5% from the same period in 2004. Excluding the impact of foreign exchange rates, sales were up 4.7%. The rise in sales is primarily attributable to increased volumes.

The International business unit includes Mexico, Royal Crown International and the Asia business. Sales by this business unit were $20.0 million for the second quarter of 2005, up 24.2% from $16.1 million in the second quarter of 2004. For the first half of the year, sales of $35.7 million were 15.9% higher than $30.8 million for the same period last year. Much of the growth for this division was largely driven by growth in our Mexican business unit, which accounted for $4.6 million of the increase in the second quarter and $6.2 million of the increase in the first half of 2005 primarily attributable to increased volume.

GROSS PROFIT - Gross profit for the second quarter of 2005 was $80.7 million, or 16.4% of sales, down from 18.4% of sales in the second quarter of 2004. During the quarter, we benefited from a $4.9 million payment reflecting the settlement of a class action lawsuit against suppliers of high fructose corn syrup. Gross profit excluding the impact of the settlement would have been 15.4%. The gross profit decline was largely a consequence of two key factors. First, changes in product mix, towards an increase in lower margin bottled water, particularly in the US. Second, higher fixed costs resulted from recently added production capacity. Gross profit in the first half of 2005 was $136.7 million, or 15.4% of sales, compared to gross profit of $155.9 million, or 18.7% of sales, in the first half of 2004. Gross profit for the first half of the year reflects the impact of increased ingredient and packaging costs and the timing of price increases passed through to our customers partially offset by increased plant efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $35.5 million for the second quarter of 2005, an increase of $1.4 million, or 4.1%, from $34.1 million for the second quarter of 2004. For the first six months of 2005, SG&A of $72.4 million was $0.4 million, or 0.5%, lower than the same period in 2004. As a percentage of sales, SG&A declined to 7.2% during the second quarter of 2005, down from 7.4% for the same period last year and to 8.2% during the first half of the year, down from 8.7% for the same period last year.

INTEREST EXPENSE - Net interest expense was $6.6 million for the second quarter of 2005. This was consistent with the first quarter of 2004. Net interest expense for the first six months of 2005 was $13.1 million, down slightly from $13.2 million in the first half of 2004. This decrease was primarily due to lower borrowings on our credit facilities during 2005.

INCOME TAXES - We recorded an income tax provision of $12.3 million for the second quarter and $16.0 million for the first half of 2005 as compared with $14.6 million and $22.9 million, respectively, for the same periods last year. For the first half of 2005, the overall effective tax rate was 32.5%, which is 1.2% lower than the effective tax rate for the first half of 2004, which was 33.7%. The decrease in the effective tax rate in the first half of 2005 was primarily due to the impact of lower income in the U.S.

FINANCIAL CONDITION - Cash provided by operating activities for the first half of 2005 was $0.1 million, after capital expenditures of $54.8 million, as compared to the first half of 2004 in which cash used in operating activities was $2.5 million, after capital expenditures of $19.5 million. Cash from operations increased due to an increase in the net change in working capital of $48.5 million primarily related to volume growth in the U.S. This was partially offset by the capital expenditures incurred as a result of the construction of our new Texas plant.

Cash decreased $10.7 million in the first half of 2005 to $15.9 million as of July 2, 2005.

INVESTING ACTIVITIES - No acquisitions were completed in the first half of 2005. On March 17, 2004, we acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC in Kentucky, including a bottling facility. The total purchase price for the acquisition was $17.7 million, including estimated acquisition costs of $0.3 million. The acquisition was funded from cash flow from operations and short-term borrowings.

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

On March 31, 2005, we entered into new committed senior secured credit facilities that provide for financing in the United States, Canada, the United Kingdom, and Mexico. The new facilities replaced our former committed senior secured credit facility in the United States and Canada and our demand bank credit facility in the United Kingdom. The new facilities terminate, and the debt under the senior secured credit agreement is due, on March 31, 2010. The new facilities allow for revolving credit borrowings in a principal amount of up to $100 million and are initially comprised of two separate facilities: (1) a $95 million multicurrency facility made by certain lenders to us and our indirect wholly-owned subsidiaries, Cott Beverages Inc. and Cott Beverages Limited as co-borrowers, and (2) a $5 million Mexican facility made by certain lenders to our indirect 90% owned subsidiary Cott Embottelladores de Mexico, S.A. de C.V. ("CEMSA"). Each facility includes subfacilities for swingline loans and letters of credit. The $100 million facilities can be increased up to an additional $150 million at our option if lenders agree to increase their commitments or new lenders join the facility and we satisfy certain conditions. Within such $150 million of extra availability, and subject to certain other limitations, we can establish additional revolving loan facilities in an aggregate amount not to exceed $30 million to be provided in various currencies as agreed upon for additional subsidiaries designated by us. Wachovia Bank, National Association acts as administrative agent and security trustee for lenders under the new facilities. In general, borrowings under the credit facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. As at July 2, 2005, credit of $86.6 million was available after borrowings of $8.5 million and standby letters of credit of $4.9 million. The weighted average interest rate was 5.85% on this facility as of July 2, 2005.

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

The amount of funds available under the receivables facility will be based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the

$75 million program limit. As of July 2, 2005, $60.8 million of eligible receivables, net of reserves, were available for purchase. As of July 2, 2005 $40 million was outstanding, under this facility, at a weighted average interest rate of 3.89%.

As of July 2, 2005, long-term debt totaled $273.2 million compared with $273.3 million at the end of 2004. At the end of the second quarter of 2005, debt consisted of $270.1 million in 8% senior subordinated notes with a face value of $275 million and $3.1 million of other debt.

CANADIAN GAAP - Under Canadian GAAP, in the first six months of 2005 and 2004, we reported net income of $29.3 million and total assets of $1,093.2 million compared to net income and total assets under U.S. GAAP of $33.3 million and $1,092.5 million, respectively, in the first six months of 2005.

The main U.S./Canadian GAAP difference in the first six months of 2005 was the accounting of stock options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $5.2 million, $3.8 million after tax of $1.4 million, was recorded in the first half of 2005 and $5.6 million was charged to opening retained earnings as this policy was adopted on a prospective basis. Under U.S. GAAP, we have elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options.

SUBSEQUENT EVENTS - On August 10, 2005 we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited, the largest privately owned manufacturer of retailer brand carbonated soft drinks in the United Kingdom. The purchase price for the acquisition was approximately $135.0 million (75.7 million pound sterling). The acquisition has been financed under our global credit facility, which was increased from $100.0 million to $225.0 million in connection with this transaction. This will leave $75 million available under the credit facility.

OUTLOOK - Our ongoing focus is to increase sales, market share and profitability for Cott and for our customers. In the U.S. the carbonated soft drink ("CSD") industry continues to experience weakness. We believe that there are significant opportunities for growth in the U.S. market for retailer brands. As we continue to implement our back-to-basics approach, we are focusing on effective logistics, managing inventory to appropriate levels and increasing plant efficiencies. Our Canadian division intends to focus on entering new segments, new product innovation, new packaging capabilities and executing on our new channel strategy to help grow its business. Our U.K. division intends to continue to enhance its performance through product innovation and a customer-centric focus to identify opportunities. We continue to view Mexico as a strong long-term growth opportunity.

In connection with the purchase of Macaw (Holdings) Limited, on August 10, 2005 we released revised guidance indicating that in 2005 we expect sales growth of between 8% and 10% and earnings per share, on a diluted basis, to be between $1.06 and $1.11. EBITDA is now expected to be between $215 million and $220 million as further explained below. Capital expenditures for the year are projected to be $100 million. We undertake no obligation to update this or any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware of after the date of this report.

For the year ended December 31, 2005 - Guidance

(in millions of U.S. dollars)
NET INCOME                           $77 - $80
  Depreciation and amortization         $66
  Interest expense, net                 $29
  Income taxes and other             $43 - $45
                                    -----------
EBITDA                              $215 - $220
                                    ===========

NON - GAAP MEASURES - EBITDA is defined as net income before interest, income taxes, depreciation and amortization. We use operating income as a primary measure of performance and cash flow from operations as our primary measure of liquidity. Nevertheless, we present EBITDA in our filings for several reasons. We use multiples of EBITDA and discounted cash flows in determining the value of our operations. In addition, we use "cash return on assets", a financial measure calculated by dividing our annualized EBITDA by our aggregate operating assets, for the purposes of calculating performance-related bonus compensation for our management employees, because that measure reflects the ability of management to generate cash while preserving assets. Finally, we include EBITDA in our filings because we believe that our current and potential investors use multiples of EBITDA to make investment decisions about us. Investors should not consider EBITDA an alternative to net income, nor to cash provided by operating activities, nor any other indicators of performance or liquidity which have been determined in accordance with U.S. or Canadian GAAP. Our method of calculating EBITDA may differ from the methods used by other companies and, accordingly, our EBITDA may not be comparable to similarly titled measures used by other companies. A reconciliation of the Non-GAAP financial measures is found above and also available in the Investor Relations/Financial Reports section of our website.

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

Sales to our top customer (Wal-Mart Stores, Inc.) in the first six months of 2005 and 2004 accounted for 41% and 40%, respectively, of our total sales. Sales to the top ten customers in the first six months of 2005 and 2004 accounted for 67% and 68%, respectively, of our total sales. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our sales, could have a material adverse effect on our operating results and cash flows.

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

     - our ability to secure additional production capacity either through acquisitions, or third party manufacturing arrangements;

     -    our ability to restore plant efficiencies and lower logistics costs;

     - fluctuations in the cost and availability of beverage ingredients and packaging supplies, and our ability to maintain favorable arrangements and relationships with its suppliers;

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

     - interruption in transportation systems, labor strikes, work stoppages and other interruptions or difficulties in the employment of labor or transportation in our markets; and

     -    changes in general economic and business conditions.

Many of these factors are described in greater detail in this report and in other filings that we make with the U.S. Securities and Exchange Commission ("SEC") and Canadian securities regulatory authorities. We undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware of after the date of this report. Undue reliance should not be placed on forward-looking statements.

All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A: Quantitative and Qualitative Disclosures about Market Risk described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 and to Item 3: Quantitative and Qualitative Disclosures about Market Risk found in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2005.

In the first half of 2005, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and British pound attributable to certain forecasted U.S. dollar raw material purchases of the Canada and U.K. and Europe business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rate per Canadian dollar and British pound and mature at various dates through to December 30, 2005. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid and other expenses are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At July 2, 2005, the fair value of the options was $0.8 million ($0.5 million - July 3, 2004) and we recorded $0.7 million unrealized gains ($0.5 million unrealized loss - July 3, 2004) in comprehensive income for the period ending July 2, 2005. See "Note 7 Derivative Financial Instruments."

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting or in other factors during the quarter ended July 2, 2005 that could materially affect, or are likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual and Special Meeting of the Cott's Shareholders was held on April 21, 2005.

(b)  The meeting was held to consider and vote on the following matters:

                                                AGAINST/     BROKER
  MATTERS SUBMITTED TO A VOTE         FOR       WITHHELD   NON-VOTES
-------------------------------   ----------   ---------   ---------
To elect directors for a period
of one year:
   Colin J. Adair                 47,955,480   3,325,435       --
   W. John Bennett                51,527,040      23,875       --
   Serge Gouin                    51,248,980      31,935       --
   Stephen H. Halperin            50,903,505     377,410       --
   Betty Jane Hess                51,249,290      31,625       --
   Philip B. Livingston           51,256,340      24,575       --
   Christine A. Magee             51,249,690      31,225       --
   Andrew Prozes                  51,254,140      26,775       --
   John K. Sheppard               51,241,430      39,485       --
   Donald G. Watt                 50,911,140     369,775       --
   Frank E. Weise III             50,910,330     370,585       --
                                                               --
                                  ----------   ---------      ---
To appoint
PricewaterhouseCoopers LLP
as auditors                       51,257,844      11,282       --
                                  ----------   ---------      ---

ITEM 6. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

1.   Financial Statement Schedules

     Schedule III - Consolidating Financial Statements

2.   Exhibits

     Number   Description
     ------   -----------
     3.1      Articles of Incorporation of Cott (incorporated by reference to
              Exhibit 3.1 to our Form 10-K dated March 31, 2000).

     3.2 By-laws of Cott (incorporated by reference to Exhibit 3.2 to our Form 10-K dated March 8, 2002).

     31.1 Certification of the President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2005 (filed herewith).

     31.2     Certification of the Vice President, Controller & Assistant
              Secretary and Interim Chief Financial Officer pursuant to
              section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2005 (filed herewith).

     32.1 Certification of the President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2005.

     32.2     Certification of the Vice President, Controller & Assistant
              Secretary and Interim Chief Financial Officer pursuant to
              section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2005.

     In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COTT CORPORATION
                                        (Registrant)


Date: August 10, 2005                   /s/ Tina Dell'Aquila
                                        ----------------------------------------
                                        Tina Dell'Aquila
                                        Vice President,
                                        Controller & Assistant Secretary and
                                        Interim Chief Financial Officer
                                        (On behalf of the Company and as the
                                        principal accounting officer)

                SCHEDULE III - CONSOLIDATING FINANCIAL STATEMENTS

Cott Beverages Inc., a wholly owned subsidiary of Cott Corporation, has entered into financing arrangements that are guaranteed by Cott and certain other wholly owned subsidiaries of Cott Corporation (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

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

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars, unaudited)

                                                          FOR THE THREE MONTHS ENDED JULY 2, 2005
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
SALES                               $63.4          $331.9          $10.3          $ 94.9         $ (7.8)        $492.7
Cost of sales                        52.2           277.3            8.8            81.5           (7.8)         412.0
                                    -----          ------          -----          ------         ------         ------
GROSS PROFIT                         11.2            54.6            1.5            13.4             --           80.7
Selling, general and
   administrative expenses            9.7            18.6            1.2             6.0             --           35.5
Unusual items                          --              --             --              --             --             --
                                    -----          ------          -----          ------         ------         ------
OPERATING INCOME (LOSS)               1.5            36.0            0.3             7.4             --           45.2
Other expense (income), net          (0.6)          (18.0)          (0.2)           21.7           (3.0)          (0.1)
Interest expense (income), net       (0.1)            8.1           (2.0)            0.6             --            6.6
Minority interest                      --              --             --             1.4             --            1.4
                                    -----          ------          -----          ------         ------         ------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME            2.2            45.9            2.5           (16.3)           3.0           37.3
Income taxes                         (0.9)          (10.4)            --            (1.0)            --          (12.3)
Equity income                        23.6             3.0           19.5              --          (46.1)            --
                                    -----          ------          -----          ------         ------         ------
NET INCOME                          $24.9          $ 38.5          $22.0          $(17.3)        $(43.1)        $ 25.0
                                    =====          ======          =====          ======         ======         ======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars, unaudited)

                                                           FOR THE SIX MONTHS ENDED JULY 2, 2005
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
SALES                              $106.9          $606.5          $20.6          $167.6         $(13.4)       $888.2
Cost of sales                        90.2           513.0           17.6           144.1          (13.4)        751.5
                                   ------          ------          -----          ------         ------        ------
GROSS PROFIT                         16.7            93.5            3.0            23.5             --         136.7
Selling, general and
   administrative expenses           19.3            38.9            2.1            12.1             --          72.4
Unusual items                          --              --             --            (0.2)            --          (0.2)
                                   ------          ------          -----          ------         ------        ------
OPERATING INCOME (LOSS)              (2.6)           54.6            0.9            11.6             --          64.5
Other expense (income), net          (0.1)          (18.4)          (0.4)           21.7           (3.0)         (0.2)
Interest expense (income), net       (0.1)           16.6           (4.0)            0.6             --          13.1
Minority interest                      --              --             --             2.3             --           2.3
                                   ------          ------          -----          ------         ------        ------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME           (2.4)           56.4            5.3           (13.0)           3.0          49.3
Income taxes                          0.5           (14.5)            --            (2.0)            --         (16.0)
Equity income (loss)                 35.1             4.7           26.8              --          (66.6)           --
                                   ------          ------          -----          ------         ------        ------
NET INCOME (LOSS)                  $ 33.2          $ 46.6          $32.1          $(15.0)        $(63.6)       $ 33.3
                                   ======          ======          =====          ======         ======        ======

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars, unaudited)

                                                                    AS OF JULY 2, 2005
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
ASSETS

CURRENT ASSETS
   Cash                             $  5.5       $   (0.4)         $   --         $ 10.8       $      --       $   15.9
   Accounts receivable                45.1           37.2            25.5          448.9          (329.8)         226.9
   Inventories                        24.2           82.9              --           31.2              --          138.3
   Prepaid expenses                    2.2            4.3             0.6            5.3              --           12.4
                                    ------       --------          ------         ------       ---------       --------
                                      77.0          124.0            26.1          496.2          (329.8)         393.5
Property, plant and equipment         51.9          207.6             8.9           82.5              --          350.9
Goodwill                              22.3           60.3             5.1            0.7              --           88.4
Intangibles and other assets          11.6          201.1              --           47.0              --          259.7
Due from affiliates                   54.2          370.3           113.3          271.1          (809.3)            --
Investments in subsidiaries          401.8           76.1           115.3             --          (593.2)            --
                                    ------       --------          ------         ------       ---------       --------
                                    $618.8       $1,039.8          $268.7         $897.5       $(1,732.3)      $1,092.5
                                    ======       ========          ======         ======       =========       ========

LIABILITIES

CURRENT LIABILITIES
   Short-term borrowings            $  3.8       $   18.1          $   --         $ 43.6       $      --       $   65.5
   Current maturities of
      long-term debt                    --            0.8              --             --              --            0.8
   Accounts payable and
      accrued liabilities             43.8          413.2             7.7           57.0          (332.8)         188.9
                                    ------       --------          ------         ------       ---------       --------
                                      47.6          432.1             7.7          100.6          (332.8)         255.2
Long-term debt                          --          272.4              --             --              --          272.4
Due to affiliates                     79.8          111.5           195.7          422.3          (809.3)            --
Deferred income taxes                  4.9           41.8              --            7.5              --           54.2
                                    ------       --------          ------         ------       ---------       --------
                                     132.3          857.8           203.4          530.4        (1,142.1)         581.8
                                    ------       --------          ------         ------       ---------       --------
Minority interest                       --             --              --           24.2              --           24.2

SHAREOWNERS' EQUITY
Capital stock
   Common shares                     290.0          275.8           167.7          466.4          (909.9)         290.0
Retained earnings (deficit)          194.9         (120.8)         (102.4)        (101.8)          325.0          194.9
Accumulated other
   comprehensive income (loss)         1.6           27.0              --          (21.7)           (5.3)           1.6
                                    ------       --------          ------         ------       ---------       --------
                                     486.5          182.0            65.3          342.9          (590.2)         486.5
                                    ------       --------          ------         ------       ---------       --------
                                    $618.8       $1,039.8          $268.7         $897.5       $(1,732.3)      $1,092.5
                                    ======       ========          ======         ======       =========       ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                           FOR THE SIX MONTHS ENDED JULY 2, 2005
                                  ----------------------------------------------------------------------------------------
                                      COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                  CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                  -----------   --------------   ------------   -------------   -----------   ------------
OPERATING ACTIVITIES
Net income                           $33.2          $ 46.6         $ 32.1          $(15.0)        $(63.6)       $ 33.3
Depreciation and amortization          6.1            18.1            1.4             7.1             --          32.7
Amortization of financing fees          --             0.2             --             0.1             --           0.3
Deferred income taxes                 (0.6)            3.7             --             0.2             --           3.3
Minority interest                       --              --             --             2.3             --           2.3
Equity income (loss), net of
   distributions                     (35.1)           (2.4)         (26.8)             --           64.3            --
Other non-cash items                    --             1.3           (0.9)            0.1             --           0.5
Net change in non-cash
   working capital from
   continuing operations              17.1            49.6          (30.2)          (51.0)          (3.0)        (17.5)
                                     -----           -----         ------          ------         ------        ------
Cash provided by (used in)
   operating activities               20.7           117.1          (24.4)          (56.2)          (2.3)         54.9
                                     -----           -----         ------          ------         ------        ------

INVESTING ACTIVITIES
Additions to property, plant
   and equipment                      (7.1)          (37.6)          (1.7)           (8.4)            --         (54.8)
Acquisitions and equity
   investments
Advances to affiliates                (9.8)           (5.0)          (4.1)             --           18.9            --
Investment in subsidiary             (15.0)             --          (15.0)             --           30.0            --
Other                                 (4.1)          (29.4)          32.3            (0.9)            --          (2.1)
                                     -----           -----         ------          ------         ------        ------
Cash used in investing
   activities                        (36.0)          (72.0)          11.5            (9.3)          48.9         (56.9)
                                     -----           -----         ------          ------         ------        ------

FINANCING ACTIVITIES
Payments of long-term debt              --            (0.4)            --              --             --          (0.4)
Short-term borrowings                  3.8           (48.3)          (0.1)           39.1             --          (5.5)
Advances from affiliates                --             4.0             --            14.8          (18.8)           --
Distributions to subsidiary
   minority shareowner                  --              --             --            (1.9)            --          (1.9)
Issue of common shares                 2.4              --           15.0            15.0          (30.0)          2.4
Dividends paid                          --              --             --            (2.2)           2.2            --
Financing costs                         --            (2.6)            --              --             --          (2.6)
Other                                   --             1.8           (2.0)             --             --          (0.2)
                                     -----           -----         ------          ------         ------        ------
Cash provided by (used in)
   financing activities                6.2           (45.5)          12.9            64.8          (46.6)         (8.2)
                                     -----           -----         ------          ------         ------        ------
Effect of exchange rate
   changes on cash                    (0.1)             --             --            (0.4)            --          (0.5)
                                     -----           -----         ------          ------         ------        ------
NET INCREASE (DECREASE) IN CASH       (9.2)           (0.4)            --            (1.1)            --         (10.7)
CASH, BEGINNING OF PERIOD             14.7              --             --            11.9             --          26.6
                                     -----           -----         ------          ------         ------        ------
CASH, END OF PERIOD                  $ 5.5           $(0.4)        $   --          $ 10.8         $   --        $ 15.9
                                     =====           =====         ======          ======         ======        ======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars, unaudited)

                                                          FOR THE THREE MONTHS ENDED JULY 3, 2004
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
SALES                               $61.2          $316.7          $13.0           $82.8         $(10.0)        $463.7
Cost of sales                        49.6           259.5           10.4            68.7          (10.0)         378.2
                                    -----          ------          -----           -----         ------         ------
GROSS PROFIT                         11.6            57.2            2.6            14.1             --           85.5
Selling, general and
   administrative expenses            9.4            16.4            1.2             7.1             --           34.1
Unusual items                          --              --             --            (0.5)            --           (0.5)
                                    -----          ------          -----           -----         ------         ------
OPERATING INCOME                      2.2            40.8            1.4             7.5             --           51.9

Other expense, net                    0.4              --           (0.2)           (0.2)            --             --
Interest expense (income), net         --             8.4           (1.7)           (0.1)            --            6.6
Minority interest                      --              --             --             1.2             --            1.2
                                    -----          ------          -----           -----         ------         ------
INCOME BEFORE INCOME TAXES AND
   EQUITY INCOME                      1.8            32.4            3.3             6.6             --           44.1

Income taxes                         (0.3)          (13.1)            --            (1.2)            --          (14.6)
Equity income                        27.9             2.8           20.4              --          (51.2)          (0.1)
                                    -----          ------          -----           -----         ------         ------
NET INCOME                          $29.4          $ 22.1          $23.7           $ 5.4         $(51.2)        $ 29.4
                                    =====          ======          =====           =====         ======         ======

                                                           FOR THE SIX MONTHS ENDED JULY 3, 2004
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
SALES                              $106.7          $570.7          $23.7          $151.5         $(18.0)        $834.6
Cost of sales                        86.8           462.1           19.7           128.1          (18.0)         678.7
                                   ------          ------          -----          ------         ------         ------
GROSS PROFIT                         19.9           108.6            4.0            23.4             --          155.9
Selling, general and
   administrative expenses           23.1            35.1            2.1            12.5             --           72.8
Unusual items                          --              --             --            (0.5)            --           (0.5)
                                   ------          ------          -----          ------         ------         ------
OPERATING INCOME                     (3.2)           73.5            1.9            11.4             --           83.6

Other expense, net                    0.7             0.1           (0.4)           (0.1)            --            0.3
Interest expense (income), net         --            16.3           (3.1)             --             --           13.2
Minority interest                      --              --             --             2.2             --            2.2
                                   ------          ------          -----          ------         ------         ------
INCOME BEFORE INCOME TAXES AND
   EQUITY INCOME                     (3.9)           57.1            5.4             9.3             --           67.9

Income taxes                          1.5           (22.6)            --            (1.8)            --          (22.9)
Equity income (loss)                 47.2             4.5           36.7              --          (88.6)          (0.2)
                                   ------          ------          -----          ------         ------         ------
NET INCOME                         $ 44.8          $ 39.0          $42.1          $  7.5         $(88.6)        $ 44.8
                                   ======          ======          =====          ======         ======         ======

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
                                   ======        =======         =======         ======         =======       ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                           FOR THE SIX MONTHS ENDED JULY 3, 2004
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
OPERATING ACTIVITIES
Net income                         $ 44.8          $ 39.0          $ 42.1         $  7.5         $(88.6)        $ 44.8
Depreciation and amortization         4.7            15.6             2.9            6.8             --           30.0
Amortization of financing fees         --             0.3              --             --             --            0.3
Deferred income taxes                (1.6)            4.2              --            1.7             --            4.3
Minority interest                      --              --              --            2.2             --            2.2
Equity income (loss), net of
   distributions                    (47.2)           (2.1)          (36.7)            --           86.2            0.2
Other non-cash items                  0.6            (0.5)             --            0.5             --            0.6
Net change in non-cash
   working capital from
   continuing operations            (22.9)          (38.9)           (4.4)           0.8             --          (65.4)
                                   ------          ------          ------         ------         ------         ------
Cash provided by (used in)
   operating activities             (21.6)           17.6             3.9           19.5           (2.4)          17.0
                                   ------          ------          ------         ------         ------         ------

INVESTING ACTIVITIES
Additions to property, plant
   and equipment                     (2.6)          (15.1)           (1.0)          (3.7)            --          (22.4)
Acquisitions and equity
   investments                         --           (17.7)             --             --             --          (17.7)
Advances to affiliates                3.5              --            (8.1)            --            4.6             --
Investment in subsidiary             (5.0)             --              --             --            5.0             --
Other                                 0.6             1.9             0.2            0.4             --            3.1
                                   ------          ------          ------         ------         ------         ------
Cash used in investing
   activities                        (3.5)          (30.9)           (8.9)          (3.3)           9.6          (37.0)
                                   ------          ------          ------         ------         ------         ------

FINANCING ACTIVITIES
Payments of long-term debt             --            (0.7)             --           (1.8)            --           (2.5)
Short-term borrowings                 2.0             4.5             0.1           (0.2)            --            6.4
Advances from affiliates               --             8.1              --           (3.5)          (4.6)            --
Distributions to subsidiary
   minority shareowner                 --              --              --           (2.2)            --           (2.2)
Issue of common shares                9.9              --             5.0             --           (5.0)           9.9
Dividends paid                         --              --              --           (2.4)           2.4             --
Other                                  --              --            (0.2)            --             --           (0.2)
                                   ------          ------          ------         ------         ------         ------
Cash provided by (used in)
   financing activities              11.9            11.9             4.9          (10.1)          (7.2)          11.4
                                   ------          ------          ------         ------         ------         ------
Effect of exchange rate
   changes on cash                   (0.2)             --              --             --             --           (0.2)
                                   ------          ------          ------         ------         ------         ------
NET INCREASE (DECREASE) IN
   CASH                             (13.4)           (1.4)           (0.1)           6.1             --           (8.8)
CASH, BEGINNING OF PERIOD            13.4            (0.6)            0.1            5.5             --           18.4
                                   ------          ------          ------         ------         ------         ------
CASH, END OF PERIOD                $   --          $ (2.0)         $   --         $ 11.6         $   --         $  9.6
                                   ======          ======          ======         ======         ======         ======