Form 10-Q
period 2005-10-01
COTT CORP /CN/
filed 2005-11-10
CIK 884713

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             October 1, 2005
                                -------------------------------------

Commission File Number                        000-19914
                                -------------------------------------

                                      COTT
                                   CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               CANADA                                       None
------------------------------------        ------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                             Number)


     207 Queen's Quay West, Suite 340, Toronto, Ontario          M5J 1A7
     ----------------------------------------------------------------------
          (Address of principal executive offices)            (Postal Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Exchange Act Rule 12b-2).     Yes [ ]  No [X]

There were 71,709,630 shares of common stock outstanding as of October 31, 2005.

================================================================================

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income (loss) for the three and nine month periods ended October 1, 2005 and
            October 2, 2004............................................  Page 3

         Consolidated Balance Sheets as of October 1, 2005 and
            January 1, 2005............................................  Page 4

         Consolidated Statements of Shareowners' Equity as of
            October 1, 2005 and October 2, 2004........................  Page 5

         Consolidated Statements of Cash Flows for the three and nine month periods ended October 1, 2005 and October 2, 2004....  Page 6

         Notes to the Consolidated Financial Statements ...............  Page 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................  Page 23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...  Page 29

Item 4.  Controls and Procedures ......................................  Page 29


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ............................................  Page 30

Item 6.  Financial Statement Schedules and Exhibits ...................  Page 30

Signatures ............................................................  Page 31

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
--------------------------------------------------------------------------------
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                  For the                      For the
                                             three months ended           nine months ended
                                           ----------------------     -------------------------
                                           OCTOBER 1,  OCTOBER 2,      OCTOBER 1,    OCTOBER 2,
                                                2005        2004           2005           2004
                                           ----------  ----------     -----------    ----------
SALES                                      $  469.9    $   442.4      $ 1,358.1      $ 1,277.0

Cost of sales                                 404.5        371.4        1,156.0        1,050.1
                                           ----------  ----------     -----------    ----------
GROSS PROFIT                                   65.4         71.0          202.1          226.9

Selling, general and administrative
   expenses                                    34.2         33.3          106.6          106.1
Unusual items -- note 2
    Restructuring                               2.0           --            2.0             --
    Asset impairments                          23.7         (0.2)          23.5           (0.7)
                                           ----------  ----------     -----------    ----------
OPERATING INCOME                                5.5         37.9           70.0          121.5

Other expense (income), net                    (0.4)          --           (0.6)           0.3
Interest expense, net                           7.7          6.4           20.8           19.6
Minority interest                               1.1          1.0            3.4            3.2
                                           ----------  ----------     -----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EQUITY LOSS                                 (2.9)        30.5           46.4           98.4

Income tax recovery (expense) -- note 4         1.1         (8.3)         (14.9)         (31.2)
Equity loss                                      --         (0.1)            --           (0.3)
                                           ----------  ----------     -----------    ----------
NET INCOME (LOSS) -- note 5                $   (1.8)   $    22.1      $    31.5      $    66.9
                                           ==========  ==========     ===========    ==========

PER SHARE DATA -- note 6
   NET INCOME (LOSS) PER COMMON SHARE
      Basic                                $  (0.03)   $    0.31      $    0.44      $    0.94
      Diluted                              $  (0.03)   $    0.31      $    0.44      $    0.93











        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)


                                                  OCTOBER 1,      JANUARY 1,
                                                       2005            2005
                                                  ---------       ---------
                                                  Unaudited
ASSETS

CURRENT ASSETS
Cash                                              $     8.8       $    26.6
Accounts receivable                                   222.1           184.3
Inventories -- note 7                                 140.2           122.8
Prepaid expenses and other assets -- note 8            13.2             9.7
                                                  ---------       ---------
                                                      384.3           343.4

PROPERTY, PLANT AND EQUIPMENT -- note 9               401.2           313.7

GOODWILL -- note 10                                   157.7            88.8

INTANGIBLES AND OTHER ASSETS -- note 11               264.7           276.1
                                                  ---------       ---------
                                                  $ 1,207.9       $ 1,022.0
                                                  =========       =========

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings -- note 12                  $   154.5       $    71.4
Current maturities of long-term debt                    0.8             0.8
Accounts payable and accrued liabilities              201.2           145.2
                                                  ---------       ---------
                                                      356.5           217.4

LONG-TERM DEBT                                        272.4           272.5

DEFERRED INCOME TAXES                                  65.0            51.0
                                                  ---------       ---------
                                                      693.9           540.9
                                                  ---------       ---------
MINORITY INTEREST                                      23.3            23.8

SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares -- 71,709,630 shares issued             291.4           287.0

RETAINED EARNINGS                                     193.1           161.6

ACCUMULATED OTHER COMPREHENSIVE INCOME                  6.2             8.7
                                                  ---------       ---------
                                                      490.7           457.3
                                                  ---------       ---------

                                                  $ 1,207.9       $ 1,022.0
                                                  =========       =========







        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                          NUMBER OF      COMMON       RETAINED     ACCUMULATED OTHER      TOTAL
                                            COMMON       SHARES       EARNINGS       COMPREHENSIVE        EQUITY
                                            SHARES                                   INCOME (LOSS)
                                        (in thousands)
                                        -------------------------------------------------------------------------
Balance at January 3, 2004                  70,259        $267.9        $ 83.3        $ (6.1)             $345.1

Options exercised, including tax
    benefit of $4.8 million                  1,085          17.6            --            --                17.6
Comprehensive income (loss)-- note 5
    Currency translation adjustment             --            --            --           3.5                 3.5
    Unrealized losses on cash flow
      hedges -- note 8                          --            --            --          (0.6)               (0.6)
    Net income                                  --            --          66.9            --                66.9
                                        -------------------------------------------------------------------------
Balance at October 2, 2004                  71,344        $285.5        $150.2        $ (3.2)             $432.5
                                        =========================================================================


Balance at January 1, 2005                  71,440        $287.0        $161.6        $  8.7              $457.3

Options exercised, including tax
    benefit of $0.9 million                    270           4.4            --            --                 4.4
Comprehensive income (loss) -- note 5
    Currency translation adjustment             --            --            --          (2.7)               (2.7)
    Unrealized gains on cash flow
    hedges -- note 8                            --            --            --           0.2                 0.2
    Net income                                  --            --          31.5            --                31.5
                                        -------------------------------------------------------------------------
Balance at October 1, 2005                  71,710        $291.4        $193.1        $  6.2              $490.7
                                        =========================================================================




















        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)
Unaudited

                                                        For the                      For the
                                                   three months ended            nine months ended
                                                ------------------------      ------------------------
                                                OCTOBER 1,    OCTOBER 2,      OCTOBER 1,    OCTOBER 2,
                                                     2005          2004            2005          2004
                                                ---------     ---------       ---------     ---------
OPERATING ACTIVITIES
Net income (loss)                               $   (1.8)     $    22.1       $   31.5      $    66.9
Depreciation and amortization                       18.3           14.7           51.0           44.7
Amortization of financing fees                       0.2            0.2            0.5            0.5
Deferred income taxes                                 --            2.4            3.3            6.7
Minority interest                                    1.1            1.0            3.4            3.2
Equity loss                                           --            0.1             --            0.3
Asset impairments                                   23.7             --           23.5             --
Other non-cash items                                 0.3            0.2            1.0            0.8
Net change in non-cash working capital --
   note 13                                          13.9           17.5           (3.6)         (47.9)
                                                ---------     ---------       ---------     ---------
Cash provided by operating activities               55.7           58.2          110.6           75.2
                                                ---------     ---------       ---------     ---------

INVESTING ACTIVITIES
Additions to property, plant and equipment         (14.1)         (19.3)         (68.9)         (38.7)
Acquisition of production capacity                    --           (3.8)            --           (3.8)
Business acquisitions                             (135.1)            --         (135.1)         (17.7)
Other investing activities                          (2.0)          (1.2)          (4.1)          (1.1)
                                                ---------     ---------       ---------     ---------
Cash used in investing activities                 (151.2)         (24.3)        (208.1)         (61.3)
                                                ---------     ---------       ---------     ---------

FINANCING ACTIVITIES
Payments of long-term debt                          (0.3)          (0.7)          (0.7)          (3.2)
Short-term borrowings                               91.0          (22.9)          85.5          (16.5)
Distributions to subsidiary minority
   shareowner                                       (2.0)          (2.1)          (3.9)          (4.3)
Issue of common shares                               1.1            2.9            3.5           12.8
Financing costs                                     (1.2)            --           (3.8)            --
Other financing activities                          (0.1)          (0.1)          (0.3)          (0.3)
                                                ---------     ---------       ---------     ---------
Cash provided by (used in) financing
   activities                                       88.5          (22.9)          80.3          (11.5)
                                                ---------     ---------       ---------     ---------
Effect of exchange rate changes on cash             (0.1)           0.4           (0.6)           0.2
                                                ---------     ---------       ---------     ---------

NET INCREASE (DECREASE) IN CASH                     (7.1)          11.4          (17.8)           2.6

CASH, BEGINNING OF PERIOD                           15.9            9.6           26.6           18.4
                                                ---------     ---------       ---------     ---------

CASH, END OF PERIOD                             $    8.8      $    21.0       $    8.8      $    21.0
                                                =========     =========       =========     =========





        The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Material recognition, measurement, and presentation differences between U.S. GAAP and Canadian GAAP are disclosed in note 18.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued SFAS123R, Share-Based Payments requiring companies to recognize compensation expense for all types of stock options. On April 14, 2005 the Financial Accounting Standards Board approved a new rule that deferred the effective date of SFAS123R. We are required to adopt this standard for our interim period ending April 1, 2006. We are currently evaluating the impact of SFAS123R on our results of operations and believe that adoption of SFAS123R will have a material impact on our financial statements. As discussed in note 14, had compensation expense for the plans been determined based on the fair value at the grant date consistent with SFAS No. 123, net income per Common Share for the nine months ended October 1, 2005 would have been $0.36 instead of $0.44 per diluted common share.

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

In November 2004, the Financial Accounting Standards Board issued SFAS151, Inventory Costs. The Statement requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities; unallocated overheads resulting from abnormally low production and certain other costs are to be recognized as an expense in the period in which they are incurred. We will adopt this standard for our interim period ending April 1, 2006. We are currently evaluating the impact of SFAS151 on our financial statements.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ESTIMATES

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Determining whether an impairment has occurred requires various estimates and assumptions including estimates of cash flows that are directly related to the potentially impaired asset, the useful life over which cash flows will occur and their amounts. The measurement of an impairment loss requires an estimate of fair value, which is based on cash flow estimates and the application of an appropriate discount rate.

NOTE 2 -- UNUSUAL ITEMS

As a result of declining sales and margins with certain customers, we conducted an impairment analysis of the customer relationship assets by comparing estimated future cash flows at the lowest level of cash flows that were separately identifiable to the carrying value of the asset. This analysis showed that the estimated future cash flows were not sufficient to recover the carrying value on certain customer relationship assets and accordingly, during the third quarter we recorded asset impairment charges of $20.0 million in order to write down the customer relationship assets to their fair value. Fair value was determined by discounting estimated future cash flows related to the customer relationship assets. Certain equipment and our remaining investment in an equity investee were written down by $3.7 million.

We also recorded restructuring charges of $2.0 million for severance payments. We are currently evaluating various actions to reduce costs and are developing detailed plans which may result in additional exit and other costs being incurred.

We may also rationalize products and production capacity but have not yet completed our analysis nor have we completed our detailed plans and accordingly, the ultimate amount of any asset impairment charges or change in useful lives of assets that may result is uncertain. It is reasonably possible that the company's estimates of future cash flows, the useful lives, or both related to certain equipment and intangibles will be significantly reduced in the near term. As a result, the carrying value of the related assets may also be reduced materially in the near term.

NOTE 3 -- BUSINESS SEASONALITY

Our net income for the quarter ended October 1, 2005 is not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 4 -- INCOME TAXES

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                         For the three months ended                For the nine months ended
                                    -------------------------------------    --------------------------------------
                                         OCTOBER 1,           OCTOBER 2,          OCTOBER 1,            OCTOBER 2,
                                               2005                 2004                2005                  2004
                                    ---------------    -----------------     ---------------    ------------------
                                       (in millions of U.S. dollars)             (in millions of U.S. dollars)
Income tax recovery (provision)
based on
   Canadian statutory rates         $           1.0    $           (10.6)    $         (16.0)   $            (34.1)
Foreign tax rate differential                   1.6                  0.3                 2.5                   0.5
Non-deductible and other items                 (1.5)                 2.0                (1.4)                  2.4
                                    ---------------    -----------------     ---------------    ------------------
                                    $           1.1    $            (8.3)    $         (14.9)   $            (31.2)
                                    ===============    =================     ===============    ==================

NOTE 5 -- COMPREHENSIVE INCOME

                                         For the three months ended                For the nine months ended
                                    -------------------------------------    --------------------------------------
                                         OCTOBER 1,           OCTOBER 2,          OCTOBER 1,            OCTOBER 2,
                                               2005                 2004                2005                  2004
                                    ---------------    -----------------     ---------------    ------------------
                                       (in millions of U.S. dollars)             (in millions of U.S. dollars)
Net income (loss)                   $          (1.8)   $           22.1      $         31.5     $            66.9
Foreign currency translation                    5.1                 5.1                (2.7)                  3.5
Unrealized gains (losses) on
   cash flow hedges                            (0.5)               (0.1)                0.2                  (0.6)
                                    ---------------    -----------------     ---------------    ------------------
                                    $           2.8    $           27.1      $          29.0    $             69.8
                                    ===============    =================     ===============    ==================

NOTE 6 -- NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect that would occur if in-the-money stock options were exercised.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 6 -- NET INCOME (LOSS) PER COMMON SHARE (continued)

The following table reconciles the basic weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding:

                                              For the three months ended                For the nine months ended
                                          -----------------------------------      ------------------------------------
                                               OCTOBER 1,         OCTOBER 2,            OCTOBER 1,          OCTOBER 2,
                                                     2005               2004                  2005                2004
                                          ----------------   ----------------      ----------------    ----------------
                                                    (in thousands)                           (in thousands)
Weighted average number of shares
   outstanding -- basic                             71,703             71,294                71,600              70,870
Dilutive effect of stock options                       -                  949                   341               1,236
                                          ----------------   ----------------      ----------------    ----------------
Adjusted weighted average number
   of shares outstanding -- diluted                 71,703             72,243                71,941              72,106
                                          ================   ================      ================    ================

At October 1, 2005, options to purchase 3,693,650 shares (1,437,000 -- October 2, 2004) of common stock at a weighted average exercise price of C$33.94 per share (C$41.14 -- October 2, 2004) were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock.

As of October 1, 2005, we had 71,709,630 common shares and 4,547,805 common share options outstanding. Of the common share options outstanding, 2,349,294 options were exercisable as of October 1, 2005.

During the third quarter ended October 1, 2005, 1,009,250 of common share options were issued at a weighted average price of C$29.06 and 79,010 common share options were exercised at a weighted average exercise price of C$16.99.

NOTE 7 -- INVENTORIES

                       OCTOBER 1,       JANUARY 1,
                             2005             2005
                       ----------       ----------
                       (in millions of U.S. dollars)
Raw materials            $   62.5         $   47.9
Finished goods               61.3             59.9
Other                        16.4             15.0
                         --------         --------
                         $  140.2         $  122.8
                         ========         ========

NOTE 8 -- DERIVATIVE FINANCIAL INSTRUMENTS

We enter into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the Canadian and United Kingdom ("U.K.") and European business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and pound sterling and mature at various dates through December 28, 2006. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 8 -- DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At October 1, 2005, the fair value of the foreign exchange options was $0.7 million ($0.3 million -- October 2, 2004) and we recorded $0.5 million unrealized loss in comprehensive income for the third quarter ($0.1 million -- October 2, 2004) and $0.2 million unrealized gain in comprehensive income ($0.6 million unrealized loss -- October 2, 2004) for the nine months ending October 1, 2005.


NOTE 9 -- PROPERTY, PLANT AND EQUIPMENT


                                 OCTOBER 1,         JANUARY 1,
                                       2005              2005
                                 ----------         ----------
                                 (in millions of U.S. dollars)
Cost                               $  690.0          $  570.3
Accumulated depreciation             (288.8)           (256.6)
                                   --------          --------
                                   $  401.2          $  313.7
                                   ========          ========

NOTE 10 -- GOODWILL

                                                  OCTOBER 1,         JANUARY 1,
                                                        2005               2005
                                                  ----------         ----------
                                                  (in millions of U.S. dollars)
Balance at beginning of period                       $ 88.8              $81.6
Business acquisitions -- note 15                       69.4                5.7
Foreign exchange                                       (0.5)               1.5
                                                     ------              -----
                                                     $157.7              $88.8
                                                     ======              =====

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 11 -- INTANGIBLES AND OTHER ASSETS

                                   OCTOBER 1, 2005                  JANUARY 1, 2005
                            ------------------------------   ------------------------------
                              COST   ACCUMULATED     NET       COST   ACCUMULATED     NET
                                     AMORTIZATION                     AMORTIZATION
                            ------------------------------   ------------------------------
                             (in millions of U.S. dollars)    (in millions of U.S. dollars)
INTANGIBLES
Not subject to
  amortization
Rights                      $   80.4   $     --   $   80.4   $   80.4   $     --   $   80.4
                            ------------------------------   ------------------------------

Subject to amortization
Customer relationships         167.2       37.3      129.9      164.7       31.5      133.2
Trademarks                      29.1        8.8       20.3       30.0        7.3       22.7
Information technology          47.0       22.8       24.2       40.4       18.4       22.0
Other                            3.5        0.9        2.6        3.6        0.6        3.0
                            ------------------------------   ------------------------------
                               246.8       69.8      177.0      238.7       57.8      180.9
                            ------------------------------   ------------------------------
                               327.2       69.8      257.4      319.1       57.8      261.3
                            ------------------------------   ------------------------------
OTHER ASSETS
Financing costs                  5.0        0.9        4.1        5.6        4.6        1.0
Other                            5.6        2.4        3.2       15.5        1.7       13.8
                            ------------------------------   ------------------------------
                                10.6        3.3        7.3       21.1        6.3       14.8
                            ------------------------------   ------------------------------
                            $  337.8   $   73.1   $  264.7   $  340.2   $   64.1   $  276.1
                            ==============================   ==============================


Amortization expense of intangible assets was $5.6 million for the quarter ended October 1, 2005 ($4.4 million -- October 2, 2004). During the quarter we also recorded impairment charges of $20.0 million. Amortization expense of intangible assets for the first nine months ended of 2005 was $16.1 million ($13.2 million -- October 2, 2004).

NOTE 12 -- SHORT-TERM BORROWINGS

On March 31, 2005, we entered into committed senior secured credit facilities that provide for financing in the United States, Canada, the United Kingdom, and Mexico. The facilities replaced our former committed senior secured credit facility in the United States and Canada and our demand bank credit facility in the United Kingdom. The facilities terminate, and the debt under the senior secured credit agreement is due, on March 31, 2010. These multicurrency facilities were amended on August 10, 2005 to increase the facilities to $225 from $100 million, to add Macaw (Soft Drinks) Limited as a co-borrower, to consent to the acquisition of Macaw (Holdings) Limited and its subsidiary, and to increase the Maximum Facility Amount to $350 million. The amended facilities allow for revolving credit borrowings in a principal amount of up to $225 million and are currently comprised of two separate facilities: (1) a $220 million multicurrency facility made by certain lenders to us and our indirect wholly-owned subsidiaries, Cott Beverages Inc., Macaw (Soft Drinks) Limited and Cott Beverages Limited as co-borrowers, and (2) a $5 million Mexican facility made by certain lenders to our indirect 90% owned subsidiary Cott Embottelladores de Mexico, S.A. de C.V. ("CEMSA"). Each facility includes subfacilities for swingline loans and letters of credit. The $225 million facilities can be increased up to an additional $125 million at our option if the lenders agree to increase their commitments or new lenders join the facility and we satisfy certain conditions. Within such $125 million of extra availability, and subject to certain other limitations, we can establish additional revolving loan facilities in an aggregate amount not to exceed $30 million to be provided in various currencies as agreed upon for additional subsidiaries designated by us. Wachovia Bank, National Association acts as administrative agent and security trustee for lenders under these facilities. In general, borrowings under the credit facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 12 -- SHORT-TERM BORROWINGS (continued)

consolidated total leverage ratio. As at October 1, 2005, credit of $83.8 million was available after borrowings of $136.3 million and standby letters of credit of $4.9 million. The weighted average interest rate was 5.77% on these facilities as of October 1, 2005.

On April 1, 2005, our principal U.S. operating subsidiaries (the "Originators") entered into a receivables securitization facility under which they agreed to sell substantially all of their receivables generated from their ordinary course operations, as well as certain related assets, to a new special purpose indirect subsidiary of ours, Cott USA Receivables Corporation, which in turn sells and assigns undivided interests in the receivables and related assets to an unaffiliated entity, Park Avenue Receivables Company, LLC ("PARCO") and certain other financial institutions (together with PARCO, the "Purchasers") in exchange for cash in amounts determined by the parties, subject to specified conditions. The transfers to the Purchasers are treated as a financing for purposes of our consolidated financial statements; however, the presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. The transfers of the receivables and related assets to the Purchasers are governed by a Receivables Purchase Agreement, dated April 1, 2005, by and among Cott USA Receivables Corporation, Cott Beverages Inc., the Purchasers and JPMorgan Chase Bank, N.A. ("JPMorgan"), acting for itself and the Purchasers. The agreement contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining its activities or (except for Cott USA Receivables Corporation) the activities of its subsidiaries.

The amount of funds available under the receivables facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75 million program limit. As of October 1, 2005, $55.6 million of eligible receivables, net of reserves, were available for purchase. As of October 1, 2005 $5 million was outstanding, under this facility, at a weighted average interest rate of 4.42%.

NOTE 13 -- NET CHANGE IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                            For the three months ended           For the nine months ended
                                          ------------------------------      -----------------------------
                                              OCTOBER 1,      OCTOBER 2,       OCTOBER 1,      OCTOBER 2,
                                                    2005            2004             2005            2004
                                          --------------      ----------      -----------      ------------
                                           (in millions of U.S. dollars)      (in millions of U.S. dollars)
Increase (decrease) in accounts
   receivable                                    $  23.4         $  38.7         $ (24.1)        $ (30.1)
Increase (decrease) in inventories                   6.8             2.8           (10.6)          (31.0)
Increase (decrease) in prepaid and
   other expenses                                   (1.4)            0.8            (3.7)           (3.5)
Increase (decrease) in accounts payable
   and accrued liabilities                         (14.9)          (24.8)           34.8            16.7
                                                 -------         -------         -------         -------
                                                 $  13.9         $  17.5         $  (3.6)        $ (47.9)
                                                 =======         =======         =======         =======

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 14 -- STOCK OPTION PLANS

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

                                      For the three months ended        For the nine months ended
                                     ------------------------------   ------------------------------
                                     OCTOBER 1,      OCTOBER 2,       OCTOBER 1,       OCTOBER 2,
                                           2005            2004             2005             2004
                                     ----------      --------------   ----------       -------------
                                      (in millions of U.S. dollars,    (in millions of U.S. dollars,
                                        except per share amounts)         except per share amounts)
NET INCOME (LOSS)
    As reported                          $(1.8)          $ 22.1           $ 31.5           $ 66.9
    Compensation expense                  (2.0)            (2.2)            (5.5)            (6.2)
                                         -----           ------           ------           ------
    Pro forma                            $(3.8)          $ 19.9           $ 26.0           $ 60.7
                                         =====           ======           ======           ======

NET INCOME PER SHARE -- BASIC
    As reported                          $(0.03)         $ 0.31           $ 0.44           $ 0.94
    Pro forma                            $(0.05)         $ 0.28           $ 0.36           $ 0.86
NET INCOME PER SHARE -- DILUTED
    As reported                          $(0.03)         $ 0.31           $ 0.44           $ 0.93
    Pro forma                            $(0.05)         $ 0.28           $ 0.36           $ 0.84


The pro forma compensation expense has been tax effected to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                 OCTOBER 1,           OCTOBER 2,
                                                       2005                 2004
                                                -----------          -----------
         Risk-free interest rate                3.3% - 3.7%          3.3% - 3.9%
         Average expected life (years)                    4                    4
         Expected volatility                          40.0%                45.0%
         Expected dividend yield                         --                   --

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 15 -- BUSINESS ACQUISITIONS

Effective August 10, 2005 we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited, the largest privately owned manufacturer of retailer brand carbonated soft drinks in the United Kingdom. The acquisition of Macaw represents a significant strategic investment in our U.K. business. We expect that the additional production capacity and Macaw's manufacturing capability in the fast-growing aseptic beverage segment will enable us to expand the variety of products and packages we offer and enhance the service we provide to our customers.

This acquisition has been accounted for using the purchase method. The results of operations have been included in our consolidated statements of income from the effective date of purchase. The purchase price for the acquisition was $135.1 million (75.4 million pound sterling) including acquisition costs of $2.4 million (1.3 million pound sterling). The acquisition was financed under our global credit facilities, which were increased from $100.0 million to $225.0 million in connection with this transaction. The goodwill recognized on the transaction is not deductible for tax purposes.

The preliminary purchase price allocation is as follows based on the fair values of the net assets acquired:

                                                              AUGUST 10, 2005
                                                           --------------------
                                                           (in millions of U.S.
                                                                 dollars)
Current assets                                                  $  23.2
Property, plant & equipment                                        50.1
Customer relationships                                             24.9
Goodwill                                                           69.4
                                                                -------
                                                                  167.6
                                                                -------
Current liabilities                                                20.4
Deferred income taxes                                              12.1
                                                                   32.5
                                                                -------
Purchase cost                                                   $ 135.1
                                                                -------

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 15 -- BUSINESS ACQUISITIONS (continued)

The following unaudited pro forma information for the nine months ended October 1, 2005 and October 2, 2004 presents the consolidated results of operations of the Company as if the acquisition of Macaw had occurred as of January 1, 2005. Pro forma information does not include the synergies that we anticipate should result from the acquisition.

                                             OCTOBER 1,          OCTOBER 2,
                                                   2005                2004
                                            -----------         -----------
                                              (in millions of U.S. dollars,
                                                  except per share amounts)
 SALES
       As reported                          $   1,358.1         $   1,277.0
       Pro forma                                1,417.3             1,358.1

 NET INCOME
       As reported                                 31.5                66.9
       Pro forma                                   28.1                64.7

 NET INCOME PER SHARE -- BASIC
       As reported                                 0.44                0.94
       Pro forma                                   0.39                0.91

 NET INCOME PER SHARE -- DILUTED
       As reported                                 0.44                0.93
       Pro forma                                   0.39                0.89


NOTE 16 -- CONTINGENCIES

In January 2005, we were named as one of many defendants in a class action lawsuit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on customers. This litigation is at a very preliminary stage and the merits of the case have not been determined.

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

NOTE 17 -- SEGMENT REPORTING

We produce, package and distribute retailer brand and branded bottled and canned beverages to regional and national grocery, mass-merchandise and wholesale chains in the U.S., Canada, the U.K. & Europe and International business segments. The International segment includes our Mexican business, our Royal Crown International business and our business in Asia. The concentrate assets, sales and related expenses have been included in the Corporate & Other segment.

BUSINESS SEGMENTS

FOR THE THREE                                                          UNITED
MONTHS ENDED                      UNITED                              KINGDOM                          CORPORATE
OCTOBER 1, 2005                   STATES            CANADA           & EUROPE      INTERNATIONAL        & OTHER             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                              (in millions of U.S. dollars)

External sales                  $  320.2          $   56.4           $   73.8         $  18.4          $   1.1           $    469.9
Intersegment sales                   0.2               4.0               --              --               (4.2)                --
Depreciation and
   amortization                     11.5               2.3                3.5             0.3              0.7                 18.3
Asset impairments                   20.0               3.7               --              --               --                   23.7
Operating income (loss)              1.5              (0.4)               4.5             2.4             (2.5)                 5.5

Property, plant and
   equipment                       212.8              56.6              114.9             9.6              7.3                401.2
Goodwill                            55.6              24.4               68.0             4.6              5.1                157.7
Intangibles and other
   assets                          137.4               3.1               27.6             1.1             95.5                264.7
Total assets                       602.9             133.6              310.1            79.9             81.4              1,207.9

Additions to property,
   plant and equipment              10.5               1.3                1.9            --                0.4                 14.1
------------------------------------------------------------------------------------------------------------------------------------

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 17 -- SEGMENT REPORTING (continued)

FOR THE THREE                                                        UNITED
MONTHS ENDED                       UNITED                           KINGDOM                        CORPORATE
OCTOBER 2, 2004                    STATES           CANADA         & EUROPE       INTERNATIONAL      & OTHER             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                        (in millions of U.S. dollars)
External sales                    $  325.3         $   49.8         $   51.1         $  15.5         $   0.7          $    442.4
Intersegment sales                     0.3              4.3               --              --            (4.6)                 --
Depreciation and
   amortization                       10.0              2.1              1.9             0.3             0.4                14.7
Operating income (loss)               29.8              2.9              4.4             1.9            (1.1)               37.9
Property, plant and
   equipment (as of
   January 1, 2005)                  174.9             53.0             68.7             9.6             7.5               313.7
Goodwill (as of
   January 1, 2005)                   55.6             23.5               --             4.6             5.1                88.8
Intangibles and other
   assets (as of
   January 1, 2005)                  179.3              3.4              3.9             1.2            88.3               276.1
Total assets (as of
   January 1, 2005)                  591.1            131.3            135.6            85.3            78.7             1,022.0
Additions to property,
   plant and equipment                15.3              2.1              1.0             0.6             0.3                19.3
Acquisition of
   production capacity                 3.8               --               --              --              --                 3.8
------------------------------------------------------------------------------------------------------------------------------------





FOR THE NINE                                                         UNITED
MONTHS ENDED                       UNITED                           KINGDOM                        CORPORATE
OCTOBER 1, 2005                    STATES          CANADA          & EUROPE       INTERNATIONAL      & OTHER            TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                        (in millions of U.S. dollars)
External sales                   $  968.9         $  157.2         $  175.3          $  54.1         $   2.6          $  1,358.1
Intersegment sales                    0.2             10.1               --               --           (10.3)                 --
Depreciation and
   amortization                      32.5              7.6              7.8              1.0             2.1                51.0
Asset impairments                    20.0              3.7             (0.2)              --              --                23.5
Operating income
   (loss)                            56.5              5.5              9.7              7.5            (9.2)               70.0
Additions to property,
   plant and equipment               49.3              8.4              9.7              0.5             1.0                68.9
------------------------------------------------------------------------------------------------------------------------------------

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 17 -- SEGMENT REPORTING (continued)


FOR THE NINE                                                         UNITED
MONTHS ENDED                       UNITED                           KINGDOM                        CORPORATE
OCTOBER 2, 2004                    STATES           CANADA         & EUROPE       INTERNATIONAL      & OTHER             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                        (in millions of U.S. dollars)
External sales                    $  938.8         $  144.5         $  145.5         $  46.3         $   1.9          $  1,277.0
Intersegment sales                     0.3             16.3               --              --           (16.6)                 --
Depreciation and
   amortization                       29.9              6.4              6.0             0.9             1.5                44.7
Operating income (loss)              100.8              9.6              9.8             8.4            (7.1)              121.5
Additions to property,
   plant and equipment                28.6              4.0              3.1             1.4             1.6                38.7
Acquisition of
   production capacity                 3.8               --               --              --              --                 3.8
------------------------------------------------------------------------------------------------------------------------------------


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

For the nine months ended October 1, 2005, sales to one major customer accounted for 41% (40% -- October 2, 2004) of our total sales.

Revenues by geographic area are as follows:

                         For the three months ended             For the nine months ended
                        -----------------------------         ------------------------------
                        OCTOBER 1,         OCTOBER 2,         OCTOBER 1,          OCTOBER 2,
                              2005               2004               2005                2004
                        -----------    --------------         ----------          ----------
                        (in millions of U.S. dollars)          (in millions of U.S. dollars)
United States             $  327.5         $    330.6         $    988.2         $    957.3
Canada                        56.3               49.8              157.2              144.5
United Kingdom                71.8               49.3              169.5              139.8
Other Countries               14.3               12.7               43.2               35.4
                          --------         ----------         ----------         ----------
                          $  469.9         $    442.4         $  1,358.1         $  1,277.0
                          ========         ==========         ==========         ==========

Revenues are attributed to countries based on the location of the plant.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 17 -- SEGMENT REPORTING (continued)

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

                        OCTOBER 1,       JANUARY 1,
                              2005             2005
                       -----------       -----------
                       (in millions of U.S. dollars)

United States             $  505.0         $  508.9
Canada                        95.7             86.3
United Kingdom               210.5             72.5
Other countries               12.4             10.9
                          --------         --------
                          $  823.6         $  678.6
                          ========         ========


NOTE 18 -- DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES

These consolidated financial statements have been prepared in accordance with U.S. GAAP, which differ in certain respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP.

(a) Under U.S. GAAP, we have elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $7.4 million ($6.8 million -- October 2, 2004), $5.5 million ($5.1 million -- October 2, 2004) net of tax of $1.9 million ($1.7 million -- October 2,
     2004), was recorded in the first nine months of 2005. This policy was adopted on a retroactive basis with no restatement of comparative figures and as a result $5.6 million was charged to opening retained earnings as at January 3, 2004. Contributed surplus of $22.9 ($12.8 million -- October 2,
     2004) was recorded to reflect the charge for unexercised options. Share capital of $1.3 million was recorded to reflect the options exercised for the period ending October 2, 2004. Of the options exercised during the period, all were granted prior to January 1, 2002.

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

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 18 -- DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)

Under Canadian GAAP, these differences would have been reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of shareowners' equity and consolidated statements of cash flow as follows:

                                                 OCTOBER 1, 2005                        JANUARY 1, 2005
                                          ------------------------------        --------------------------------
                                          U.S. GAAP        CANADIAN GAAP         U.S. GAAP         CANADIAN GAAP
                                          ----------       -------------        ----------         -------------
CONSOLIDATED BALANCE SHEETS               (in millions of U.S. dollars)           (in millions of U.S. dollars)
Property, plant &
   equipment (b)                          $    401.2         $    401.3         $    313.7         $    314.1
Goodwill (b)                                   157.7              158.2               88.8               89.3
Total assets                                 1,207.9            1,208.5            1,022.0            1,023.9

Deferred income taxes (a),(b)                   65.0               59.2               51.0               47.2
Total liabilities                              693.9              688.1              540.9              537.1

Capital stock (a),(c)                          291.4              263.9              287.0              259.5
Contributed Surplus (a)                           --               22.9                 --               15.5
Retained earnings (a), (b), (c)                193.1              161.7              161.6              135.9
Accumulated other comprehensive
   income (c)                                    6.2               48.6                8.7               51.1
Total shareowners' equity                      490.7              497.1              457.3              462.0



                                               Income reconciliation for          Income reconciliation for
                                                the three months ended               the nine months ended
                                               --------------------------        ----------------------------
                                               OCTOBER 1,      OCTOBER 2,        OCTOBER 1,        OCTOBER 2,
                                                     2005            2004              2005              2004
CONSOLIDATED STATEMENTS OF                     ----------      ----------        ----------        ----------
INCOME (LOSS)                                 (in millions of U.S. dollars)      (in millions of U.S. dollars)

Net (loss)  income under U.S. GAAP                $ (1.8)          $ 22.1            $ 31.5            $ 66.9
Cost of sales (b)                                   (0.1)            (0.1)             (0.3)             (0.3)
Stock compensation expense (a)                      (2.2)            (2.8)             (7.4)             (6.8)
Recovery of income taxes (a),(b)                     0.6              0.8               2.0               1.8
                                                  ------           ------            ------            ------
Net income (loss) under Canadian GAAP             $ (3.5)          $ 20.0            $ 25.8            $ 61.6
                                                  ======           ======            ======            ======
Basic income (loss) per common share,
   Canadian GAAP                                  $(0.05)          $ 0.28            $ 0.36            $ 0.87
Diluted income (loss) per common share,
   Canadian GAAP                                  $(0.05)          $ 0.28            $ 0.36            $ 0.85

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Unaudited

NOTE 18. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES (continued)


                                               Cash flow reconciliation           Cash flow reconciliation
                                              for the three months ended         for the nine months ended
                                              --------------------------         --------------------------
                                              OCTOBER 1,      OCTOBER 2,         OCTOBER 1,      OCTOBER 2,
                                                    2005            2004               2005            2004
                                              ----------      ----------         ----------      ----------
CONSOLIDATED STATEMENTS OF CASH FLOWS        (in millions of U.S. dollars)      (in millions of U.S. dollars)
Cash provided by operating activities
   U.S. GAAP                                    $  55.7          $  58.2          $  110.6          $  75.2
Net income (a),(b)                                 (1.7)            (2.1)             (5.7)            (5.3)
Depreciation & amortization (b)                     0.1              0.1               0.3              0.3
Deferred income taxes (a),(b)                      (0.6)            (0.8)             (2.0)            (1.8)
Other non-cash items (a)                            2.2              2.8               7.4              6.8
                                                -------          -------          --------          -------
Cash provided by operating activities
   Canadian GAAP                                $  55.7          $  58.2          $  110.6          $  75.2
                                                =======          =======          ========          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

We recorded asset impairment and restructuring charges of $25.7 million on a pre-tax basis (or $0.24 per diluted share after taxes) in the quarter, resulting in a net loss of $1.8 million or $0.03 per diluted share. This compared to net income of $22.1 million or $0.31 per share in last year's third quarter. For the first nine months of 2005, net income decreased 53% to $31.5 million or $0.44 per diluted share, from $66.9 million or $0.93 per diluted share in the same period last year. The decrease was due to the asset impairment and restructuring charges; continued carbonated soft drink ("CSD") softness in North America as indicated by the ACNielsen data which states that the U.S. Food and Mass Merchandising Channels including Wal-Mart have experienced a 1.8% decline in CSD volume for the nine months ended October 1, 2005; higher packaging and raw material costs; higher fixed costs resulting from recently-added production capacity, including the start-up of our new Texas plant; and changes in product mix toward lower margin bottled water, particularly in the U.S.

SALES -- Sales for the third quarter of 2005 were $469.9 million, an increase of 6.2% from $442.4 million in the third quarter of 2004. Sales increased 5.1% after excluding the impact of foreign exchange. Sales increased 1.1% when also excluding the acquisition of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited (the "Macaw Acquisition") in August 2005 and certain of the assets of Metro Beverage Co. (the "Metro Acquisition") in October 2004.

Total 8oz equivalent case volume was 329.3 million cases in the third quarter of 2005, up 9% from 302.0 million cases in the third quarter of 2004. Excluding the Macaw and Metro acquisitions and concentrate sales, volume was 225.6 million 8oz equivalent cases, up 2.1% from 220.9 million 8 oz equivalent cases in the third quarter of 2004. The increase is due primarily to an increase in volumes to our customers in the U.K. and International business units. The Macaw and Metro acquisitions contributed 15.2 million 8oz equivalent cases to sales volume in the third quarter of 2005. Sales of concentrates in the third quarter of 2005 were 88.5 million 8oz equivalent cases, up 28.8% from 68.7 million 8oz equivalent cases in the third quarter of 2004. The increase is primarily driven by timing differences in customer ordering patterns. Concentrate manufacturing is a high volume but low dollar component of our overall sales.

Sales for the first nine months of 2005 increased to $1,358.1 million, 6.4% higher than the same period last year and up 2.6% when the impact of acquisitions and foreign exchange rates are excluded. The impact of acquisitions for the first half of the year includes the Macaw and Metro Acquisitions as well as the acquisition of certain of the assets of The Cardinal Companies of Elizabethtown, LLC (the "Cardinal Acquisition"). The Cardinal Acquisition was completed in March 2004. As such, the effect of the acquisition on our comparative results, on a quarterly basis, is limited to our first quarter results.

Total 8oz equivalent case volume was 927.6 million cases for the first nine months of 2005, up 3.0% from the first nine months of 2004 where case volume was
900.7 million cases. Excluding concentrate sales, volume was 694.1 million 8oz equivalent cases for the first nine months of 2005, an increase of 2.1% compared to the first nine months of 2004.

Sales in the U.S. during the third quarter of 2005 were $320.2 million, down 1.6% from $325.3 million in the third quarter of 2004. Excluding the Metro Acquisition, sales decreased 2.7% for the quarter. The third quarter decline in sales was primarily driven by the softness of the CSD market in the U.S. In the first nine months of 2005, sales of $968.9 million grew by 3.2% compared with the first nine months of 2004. Excluding acquisitions, sales in the first nine months of 2005 increased 1.4% as compared to the first nine months of 2004. The year to date increase in sales was primarily driven by price increases to our customers to recover raw material cost increases.

Sales in Canada were $56.4 million for the third quarter of 2005, up 13.3% from $49.8 million in the third quarter of 2004 and down 3.5% excluding the impact of foreign exchange rates. The third quarter decrease is primarily attributable to a continuing decline in volume to our customers which is a result of the softness in the CSD market. For the first nine months of the year, sales of $157.2 million were 8.8% higher than $144.5 million for the same period last year, and consistent with prior year when the effect of foreign exchange rates is taken into account.

Sales in the U.K. and Europe were $73.8 million for the third quarter of 2005, up 44.4% from $51.1 million in the third quarter of 2004 and up 18.5% when excluding the impact of foreign exchange and the Macaw Acquisition. For the first nine months of 2005, sales of $175.3 million were up 20.5% from the same period in 2004. Excluding the impact of foreign exchange rates and the Macaw Acquisition, sales were up 9.5%. The rise in sales is primarily attributable to increased volumes.

The International business unit includes Mexico, Royal Crown International and the Asia business. Sales by this business unit were $18.4 million for the third quarter of 2005, up 18.7% from $15.5 million in the third quarter of 2004. For the first nine months of the year, sales of $54.1 million were 16.8% higher than $46.3 million for the same period last year. Much of this business unit's growth was driven by increased volumes in our Mexican division, which accounted for $1.7 million of the increase in the third quarter and $7.9 million of the increase in the first nine months of 2005.

GROSS PROFIT -- Gross profit for the third quarter of 2005 was $65.4 million, or 13.9% of sales, down from 16.0% of sales in the third quarter of 2004. Gross profit in the first nine months of 2005 was $202.1 million, or 14.9% of sales, compared to gross profit of $226.9 million, or 17.8% of sales, in the first nine months of 2004. The third quarter and year-to-date gross profit decline was largely a consequence of CSD softness in North America; higher packaging and raw material costs; higher fixed costs resulting from recently added production capacity; and changes in product mix towards an increase in lower margin bottled water, particularly in the US.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A was $34.2 million for the third quarter of 2005, an increase of $0.9 million, or 2.7%, from $33.3 million for the third quarter of 2004. For the first nine months of 2005, SG&A of $106.6 million was $0.5 million, or 0.5%, higher than the same period in 2004. As a percentage of sales, SG&A declined to 7.3% during the third quarter of 2005, down from 7.5% for the same period last year and to 7.8% for the first nine months of the year, down from 8.3% for the same period last year.

UNUSUAL ITEMS -- For the third quarter ended October 1, 2005, we recorded asset impairments of $23.7 million on a pre-tax basis, reflecting adjustments of $20.0 million to the carrying value of customer relationships and $3.7 million reflecting the write down of certain equipment and our remaining investment in an equity investee. As a result of continuing decline in sales and margin relating to certain customers we reviewed related long-lived assets for impairment. This review indicated that the customer relationship assets were impaired and as a result the carrying value was written down to its estimated fair value. We also recorded restructuring charges of $2.0 million for severance payments as part of the plan we announced on September 29, 2005 to realign the management of our Canadian and United States businesses to a North American basis. We made the determination on October 19, 2005 as to the amounts and character of these charges in connection with the preparation of its financial statements for the third quarter ended October 1, 2005.

INTEREST EXPENSE -- Net interest expense was $7.7 million for the third quarter of 2005, up 20.3% from $6.4 million in the third quarter of 2004. This increase was due to an increase in borrowings to finance the Macaw Acquisition. Net interest expense for the first nine months of 2005 was $20.8 million, up 6.1% from $19.6 million in the first nine months of 2004.

INCOME TAXES -- As a result of the decline in the CSD volume in North America for the third quarter ended October 1, 2005 we recorded an income tax recovery of $1.1 million compared to an income tax provision of $8.3 million for the same quarter last year. For the first nine months of 2005 we recorded an income tax provision of $14.9 million as compared with $31.2 million for the same period last year. For the first nine months of 2005, the overall effective tax rate was 32.1%, which is consistent with the effective tax rate for the first nine months of 2004, which was 31.7%.

FINANCIAL CONDITION -- Cash provided by operating activities for the first nine months of 2005 was $41.7 million after capital expenditures of $68.9 million, as compared to the first nine months of 2004 in which cash provided by operating activities was $36.5 million after capital expenditures of $38.7 million. Cash flow from operations increased in the first nine months of 2005 due to an increase in non-cash working capital of $3.6 million versus an increase in non-cash working capital of $47.9 million for the nine months ended October 2, 2004. The lower increase for the first nine months of 2005 was primarily due to a lower working capital investment required as a result of the growth rate decline in the U.S. This was partially offset by the capital expenditures incurred as a result of the new Texas plant.

Cash decreased $17.8 million in the first nine months of 2005 to $8.8 million as of October 1, 2005.

INVESTING ACTIVITIES -- On August 10, 2005 we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited, the largest privately owned manufacturer of retailer brand carbonated soft drinks in the United Kingdom. The purchase price for the acquisition was $135.1 million (75.4 million pound sterling) including acquisition costs of $2.4 million
(1.3 million pound sterling). The acquisition was financed under our global credit facilities, which were increased from $100.0 million to $225.0 million in connection with this transaction. On March 17, 2004, we acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC in Kentucky, including a bottling facility. The total purchase price for the acquisition was $17.7 million, including estimated acquisition costs of $0.3 million. The acquisition was funded from cash flow from operations and short-term borrowings.

CAPITAL RESOURCES AND LONG-TERM DEBT -- Our sources of capital include operating cash flows, short term borrowings under current credit facilities, issuance of public and private debt and issuance of equity securities. We believe we have adequate financial resources to meet our ongoing cash requirements for operations and capital expenditures, as well as our other financial obligations based on our operating cash flows and currently available credit.

On March 31, 2005, we entered into committed senior secured credit facilities that provide for financing in the United States, Canada, the United Kingdom, and Mexico. The facilities replaced our former committed senior secured credit facility in the United States and Canada and our demand bank credit facility in the United Kingdom. The facilities terminate, and the debt under the senior secured credit agreement is due, on March 31, 2010. These multicurrency facilities were amended on August 10, 2005 to increase the facilities to $225 from $100 million, to add Macaw (Soft Drinks) Limited as a co-borrower, to consent to the acquisition of Macaw (Holdings) Limited and its subsidiary, and to increase the Maximum Facility Amount to $350 million. The amended facilities allow for revolving credit borrowings in a principal amount of up to $225 million and are currently comprised of two separate facilities: (1) a $220 million multicurrency facility made by certain lenders to us and our indirect wholly-owned subsidiaries, Cott Beverages Inc., Macaw (Soft Drinks) Limited and Cott Beverages Limited as co-borrowers, and (2) a $5 million Mexican facility made by certain lenders to our indirect 90% owned subsidiary Cott Embottelladores de Mexico, S.A. de C.V. ("CEMSA"). Each facility includes subfacilities for swingline loans and letters of credit. The

$225 million facilities can be increased up to an additional $125 million at our option if the lenders agree to increase their commitments or new lenders join the facility and we satisfy certain conditions. Within such $125 million of extra availability, and subject to certain other limitations, we can establish additional revolving loan facilities in an aggregate amount not to exceed $30 million to be provided in various currencies as agreed upon for additional subsidiaries designated by us. Wachovia Bank, National Association acts as administrative agent and security trustee for lenders under the facilities. In general, borrowings under the credit facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. As at October 1, 2005, credit of $83.8 million was available after borrowings of $136.3 million and standby letters of credit of $4.9 million. The weighted average interest rate was 5.77% on these facilities as of October 1, 2005.

On April 1, 2005, our principal U.S. operating subsidiaries (the "Originators") entered into a receivables securitization facility under which they agreed to sell substantially all of their receivables generated from their ordinary course operations, as well as certain related assets, to a new special purpose indirect subsidiary of ours, Cott USA Receivables Corporation, which in turn sells and assigns undivided interests in the receivables and related assets to an unaffiliated entity, Park Avenue Receivables Company, LLC ("PARCO") and certain other financial institutions (together with PARCO, the "Purchasers") in exchange for cash in amounts determined by the parties, subject to specified conditions. The transfers to the Purchasers are treated as a financing for purposes of our consolidated financial statements; however, the presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. The transfers of the receivables and related assets to the Purchasers are governed by a Receivables Purchase Agreement, dated April 1, 2005, by and among Cott USA Receivables Corporation, Cott Beverages Inc., the Purchasers and JPMorgan Chase Bank, N.A. ("JPMorgan"), acting for itself and the Purchasers. The agreement contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining its activities or (except for Cott USA Receivables Corporation) the activities of its subsidiaries.

The amount of funds available under the receivables facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75 million program limit. As of October 1, 2005, $55.6 million of eligible receivables, net of reserves, were available for purchase. As of October 1, 2005 $5 million was outstanding, under this facility, at a weighted average interest rate of 4.42%.

CANADIAN GAAP -- Under Canadian GAAP, in the first nine months of 2005, we reported net income of $25.8 million and total assets of $1,208.5 million compared to net income and total assets under U.S. GAAP of $31.5 million and $1,207.9 million, respectively, in the first nine months of 2005.

The main U.S./Canadian GAAP difference in the first nine months of 2005 was the accounting of stock options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $7.4 million, $5.5 million after tax of $1.9 million, was recorded in the first nine months of 2005 and $5.6 million was charged to opening retained earnings as this policy was adopted on a prospective basis. Under U.S. GAAP, we have elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options.

OUTLOOK -- Our ongoing focus is to increase sales, market share and profitability for Cott and for our customers. While the CSD industry continues to experience weakness in major markets, we believe that there are significant opportunities for retailer brand beverage growth in the U.S. and the U.K.

In the first quarter, we implemented a back-to-basics approach that focused on improving logistics, managing inventories to appropriate levels and increasing plant efficiencies. On September 29, 2005, we announced a plan to realign the management of our Canadian and U.S. businesses to a North American basis to leverage management strengths across a broader territory and maximize opportunities and processes to improve supply chain efficiencies and position the North American business to become more profitable and more responsive to customers' needs. In connection with this plan, we anticipate recording additional pre-tax charges of approximately $34 to 54 million over the 12 to 18 month period following the announcement. We expect that the largest of these charges will be related to asset impairment and that there will also be charges for severance and other costs. While we are considering various actions including product and capacity rationalization, we have not completed our detailed plans and the requisite analyses to estimate the remaining charges to specific categories. As a result, the ultimate amount and timing of the charges is uncertain.

In addition to initiatives related to the recent North American management restructuring, our business strategy involves continuing to expand outside of the U.S. market. We continue to view Mexico as a strong long-term growth opportunity and are working closely with our customers to grow the retailer brand beverage segment in that market. Our U.K. division intends to continue to enhance its performance through product innovation and a customer-centric focus to identify opportunities. The acquisition of Macaw has added additional production capacity and aseptic beverage capabilities to our U.K. business unit. Under applicable U.K. law, we were not required to seek pre-clearance of the Macaw Acquisition by the U.K. Office of Fair Trading ("OFT"). We are currently in discussions with the OFT regarding the competitive effects of the acquisition in an effort to secure a decision from the OFT not to refer the transaction to the Competition Commission for a further investigation. As part of its review of the transaction, the OFT has asked us to undertake to refrain from further integrating the Macaw business into the Cott business in the U.K. The fact that such request has been made does not impact the decision as to whether the transaction would be referred to the Competition Commission. The undertakings will expire if a decision is taken by the OFT not to refer the transaction to the Competition Commission. If the transaction is so referred, then undertakings in this or a similar form will remain in force until the Competition Commission reaches a final decision.

RISKS AND UNCERTAINTIES -- Risks and uncertainties include a continuation of the decline in CSD sales in the U.S., an increased or expanding reliance on sales of lower-margin products, the successful implementation of our plan to realign our operations on a North American basis, the increase in procurement costs for items such as sweetener, packaging and other ingredients and our ability to pass those increases on to our customers, the successful integration of new acquisitions, national brand pricing strategies, the commitment of major customers to retailer brand programs, our ability to expand outside of the U.S. market, the ability to protect intellectual property and fluctuations in interest rates and foreign currencies versus the U.S. dollar.

Sales to our top customer (Wal-Mart Stores, Inc.) in the first nine months of 2005 and 2004 accounted for 41% and 40%, respectively, of our total sales. Sales to the top ten customers in the first nine months of 2005 and 2004 accounted for 67% and 68%, respectively, of our total sales. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our sales, or a significant reduction in orders from such customers, could have a material adverse effect on our operating results and cash flows.

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

     o our ability to identify acquisition and alliance candidates and to integrate into our operations the businesses and product lines that we acquire or become allied with;

     o our ability to secure additional production capacity either through acquisitions, or third party manufacturing arrangements;

     o success of our plan to realign our operations on a North American basis and the possibility of unanticipated charges in connection with the plan;

     o   increase in interest rates;

     o   our ability to restore plant efficiencies and lower logistics costs;

     o fluctuations in the cost and availability of beverage ingredients and packaging supplies, and our ability to maintain favorable arrangements and relationships with our suppliers;

     o   our ability to pass on increased costs to our customers;

     o unseasonably cold or wet weather, which could reduce demand for our beverages;

     o our ability to protect the intellectual property inherent in new and existing products;

     o adverse rulings, judgments or settlements in our existing litigation, and the possibility that additional litigation will be brought against us;

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A: Quantitative and Qualitative Disclosures about Market Risk described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 and to Item 3: Quantitative and Qualitative Disclosures about Market Risk found in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2005.

In the first nine months of 2005, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and British pound attributable to certain forecasted U.S. dollar raw material purchases of the Canada and U.K. and Europe business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rate per Canadian dollar and British pound and mature at various dates through to December 28, 2006. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid and other expenses are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At October 1, 2005, the fair value of the foreign exchange options was $0.7 million ($0.3 million -- October 2, 2004) and we recorded $0.5 million unrealized loss in comprehensive income for the third quarter ($0.1 million -- October 2, 2004) and $0.2 million unrealized gain in comprehensive income ($0.6 million unrealized loss -- October 2, 2004) for the nine months ending October 1, 2005. See "Note 8 Derivative Financial Instruments."

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

ITEM 4.   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting or in other factors during the quarter ended October 1, 2005 that could materially affect, or are likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005. With respect to the North American Container, Inc. ("NAC") litigation, pending final agreement and approval by the court on specific language, NAC has agreed, in principle, to dismiss all remaining claims.

ITEM 6.   FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

1.       Financial Statement Schedules

         Schedule III -- Consolidating Financial Statements

2.       Exhibits

         Number     Description
         ------     -----------
         2.1        Agreement Relating to the Sale and Purchase of the Whole of
                    the Issued Share Capital of Macaw (Holdings) Limited, dated
                    August 10, 2005, between Andrew Cawthray and Others and
                    Martyn Rose and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 16,
                    2005).

         3.1 Articles of Incorporation of Cott (incorporated by reference to Exhibit 3.1 to our Form 10-K dated March 31, 2000).

         3.2 By-laws of Cott (incorporated by reference to Exhibit 3.2 to our Form 10-K dated March 8, 2002).

         10.1 First Amendment, Consent and Joinder Agreement, dated August 10, 2005, by and among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Macaw (Soft Drinks) Limited, Cott Embotelladores de Mexico, S.A. de C.V., certain Cott Corporation subsidiaries, the Lenders specified therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K dated August 16,
                    2005).

         10.2 Employment Agreement of B. Clyde Preslar dated July 22, 2005 (including Confidentiality and Restrictive Covenants) (filed herewith).

         31.1 Certification of the President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2005 (filed herewith).

         31.2 Certification of the Executive Vice President and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2005 (filed herewith).

         32.1 Certification of the President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2005.

         32.2 Certification of the Executive Vice President and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2005.

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


                                                 COTT CORPORATION
                                                 (Registrant)


         Date:  November 10, 2005                /s/ B. Clyde Preslar
                                                 -------------------------------
                                                 B. Clyde Preslar
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (On behalf of the Company)


         Date:  November 10, 2005                /s/ Tina Dell'Aquila
                                                 -------------------------------
                                                 Tina Dell'Aquila
                                                 Vice President, Controller
                                                 and Assistant Secretary
                                                 (Principal accounting officer)

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

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME (LOSS)
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                          FOR THE THREE MONTHS ENDED OCTOBER 1, 2005
                                 ---------------------------------------------------------------------------------------------------
                                        COTT              COTT        GUARANTOR    NON-GUARANTOR      ELIMINATION
                                 CORPORATION    BEVERAGES INC.     SUBSIDIARIES     SUBSIDIARIES          ENTRIES      CONSOLIDATED
                                 ---------------------------------------------------------------------------------------------------
SALES                                $  60.4          $  293.8          $  94.9          $  29.9          $  (9.1)         $  469.9
Cost of sales                           51.7             252.8             83.5             25.6             (9.1)            404.5
                                 ---------------------------------------------------------------------------------------------------
GROSS PROFIT                             8.7              41.0             11.4              4.3               --              65.4
Selling, general and
   administrative expenses               9.6              17.3              5.2              2.1               --              34.2
Unusual items
    Restructuring                        0.2               1.8               --               --               --               2.0
    Asset impairments                    3.7              20.0               --               --               --              23.7
                                 ---------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                 (4.8)              1.9              6.2              2.2               --               5.5

Other expense (income), net             (0.2)             (6.9)            (0.9)             6.8              0.8              (0.4)
Interest expense (income), net            --               8.1             (1.1)             0.7               --               7.7
Minority interest                         --                --               --              1.1               --               1.1
                                 ---------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME              (4.6)              0.7              8.2             (6.4)            (0.8)             (2.9)

Income tax recovery (expense)            0.6               1.7             (0.8)            (0.4)             1.1
Equity income                            2.4              (1.3)            24.9               --            (26.0)               --
                                 ---------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                    $  (1.6)         $    1.1          $  32.3          $  (6.8)         $ (26.8)         $   (1.8)
                                 ===================================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME (LOSS)
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                               FOR THE NINE MONTHS ENDED OCTOBER 1, 2005
                                 ---------------------------------------------------------------------------------------------------
                                        COTT               COTT        GUARANTOR    NON-GUARANTOR      ELIMINATION
                                 CORPORATION     BEVERAGES INC.     SUBSIDIARIES     SUBSIDIARIES          ENTRIES     CONSOLIDATED
                                 ---------------------------------------------------------------------------------------------------
SALES                                $  167.3          $  900.3         $  221.7          $  91.3          $ (22.5)      $  1,358.1
Cost of sales                           141.9             765.8            193.2             77.6            (22.5)         1,156.0
                                 ---------------------------------------------------------------------------------------------------
GROSS PROFIT                             25.4             134.5             28.5             13.7               --            202.1
Selling, general and
   administrative expenses               28.9              56.2             15.9              5.6               --            106.6
Unusual items
    Restructuring                         0.2               1.8               --               --               --              2.0
    Asset impairments                     3.7              20.0             (0.2)              --               --             23.5
                                 ---------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                  (7.4)             56.5             12.8              8.1               --             70.0

Other expense (income), net              (0.3)            (25.3)            (1.3)            28.5             (2.2)            (0.6)
Interest expense (income), net           (0.1)             24.7             (5.0)             1.2               --             20.8
Minority interest                          --                --               --              3.4               --              3.4
                                 ---------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME               (7.0)             57.1             19.1            (25.0)             2.2             46.4

Income taxes recovery (expense)           1.1             (12.8)            (2.5)            (0.7)              --            (14.9)
Equity income (loss)                     37.5               3.4             51.7               --            (92.6)              --
                                 ---------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                    $   31.6          $   47.7         $   68.3          $ (25.7)         $ (90.4)      $     31.5
                                 ===================================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                                    AS OF OCTOBER 1, 2005
                                 ---------------------------------------------------------------------------------------------------
                                        COTT            COTT       GUARANTOR     NON-GUARANTOR        ELIMINATION
                                 CORPORATION  BEVERAGES INC.    SUBSIDIARIES      SUBSIDIARIES            ENTRIES      CONSOLIDATED
                                 ---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash                            $    4.1        $   (0.2)        $    3.6        $      1.3         $       --        $      8.8
   Accounts receivable                 35.5            46.0             78.6             111.1              (49.1)            222.1
   Inventories                         21.2            80.5             33.0               5.5                 --             140.2
   Prepaid expenses                     2.2             4.5              6.1               0.4                 --              13.2
                                 ---------------------------------------------------------------------------------------------------
                                       63.0           130.8            121.3             118.3              (49.1)            384.3
Property, plant and equipment          51.9           210.2            129.3               9.8                 --             401.2
Goodwill                               23.6            60.3             73.8                --                 --             157.7
Intangibles and other assets           15.6           177.3             29.9              41.9                 --             264.7
Due from affiliates                    55.7           102.4            153.7              41.8             (353.6)               --
Investments in subsidiaries           404.6            72.4            139.7             138.2             (754.9)               --
                                 ---------------------------------------------------------------------------------------------------
                                   $  614.4        $  753.4         $  647.7        $    350.0         $ (1,157.6)       $  1,207.9
                                 ===================================================================================================

LIABILITIES

CURRENT LIABILITIES
   Short-term borrowings           $    3.4        $   13.9         $  132.0        $      5.2         $       --        $    154.5
   Current maturities of
     long-term debt                      --             0.8               --                --                 --               0.8
   Accounts payable and
     accrued liabilities               35.3           125.8             78.6              12.8              (51.3)            201.2
                                 ---------------------------------------------------------------------------------------------------
                                       38.7           140.5            210.6              18.0              (51.3)            356.5
Long-term debt                           --           272.4               --                --                 --             272.4
Due to affiliates                      81.8           113.7             49.4             108.7             (353.6)               --
Deferred income taxes                   3.2            43.5             18.4              (0.1)                --              65.0
                                 ---------------------------------------------------------------------------------------------------
                                      123.7           570.1            278.4             126.6             (404.9)            693.9
                                 ---------------------------------------------------------------------------------------------------
Minority interest                        --              --               --              23.3                 --              23.3

SHAREOWNERS' EQUITY
Capital stock
 Common shares                        291.4           302.8            602.2             168.6           (1,073.6)            291.4
Retained earnings (deficit)           193.1          (119.5)          (146.0)            (34.3)             299.8             193.1
Accumulated other
   comprehensive income (loss)          6.2              --            (86.9)             65.8              (21.1)              6.2
                                 ---------------------------------------------------------------------------------------------------
                                      490.7           183.3            369.3             200.1             (752.7)            490.7
                                 ---------------------------------------------------------------------------------------------------
                                   $  614.4        $  753.4         $  647.7        $    350.0         $ (1,157.6)       $  1,207.9
                                 ===================================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)


                                                       FOR THE NINE MONTHS ENDED OCTOBER 1, 2005
                                   -----------------------------------------------------------------------------------------
                                          COTT            COTT       GUARANTOR  NON-GUARANTOR   ELIMINATION
                                   CORPORATION  BEVERAGES INC.    SUBSIDIARIES   SUBSIDIARIES       ENTRIES   CONSOLIDATED
                                   -----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                             $  31.6        $  47.7        $   68.3        $ (25.7)       $ (90.4)       $   31.5
Depreciation and amortization              8.8           28.1            10.2            3.9             --            51.0
Amortization of financing fees              --            0.2             0.1            0.2             --             0.5
Deferred income taxes                     (1.2)           5.3            (0.4)          (0.4)            --             3.3
Minority interest                           --             --              --            3.4             --             3.4
Equity income (loss), net of
   distributions                         (37.5)           1.0           (51.7)            --           88.2              --
Asset impairments                          3.7           20.4              --             --             --            24.1
Other non-cash items                      (0.2)           1.6            (2.1)           1.1             --             0.4
Net change in non-cash
   working capital from
   continuing operations                  18.7           (4.7)          (12.1)          (3.3)          (2.2)           (3.6)
                                   -----------------------------------------------------------------------------------------
Cash provided by (used in)
   operating activities                   23.9           99.6            12.3          (20.8)          (4.4)          110.6
                                   -----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                          (8.4)         (47.1)          (12.8)          (0.6)            --           (68.9)
Business acquisitions                       --             --          (135.1)            --             --          (135.1)
Advances to affiliates                   (11.9)           0.1            (1.2)            --           13.0              --
Investment in subsidiary                 (15.0)            --           (15.0)            --           30.0              --
Other                                     (6.1)           1.4             1.5           (0.9)            --            (4.1)
                                   -----------------------------------------------------------------------------------------
Cash used in investing
   activities                            (41.4)         (45.6)         (162.6)          (1.5)          43.0          (208.1)
                                   -----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments of long-term debt                  --           (0.7)             --             --             --            (0.7)
Short-term borrowings                      3.3          (52.7)          129.7            5.2             --            85.5
Advances from affiliates                    --            1.2            11.9           (0.1)         (13.0)             --
Distributions to subsidiary
   minority shareowner                      --             --              --           (3.9)            --            (3.9)
Issue of common shares                     3.5             --            15.0           15.0          (30.0)            3.5
Dividends paid                              --             --              --           (4.4)           4.4              --
Financing costs                             --           (3.8)             --             --             --            (3.8)
Other                                       --            1.8            (2.1)            --             --            (0.3)
                                   -----------------------------------------------------------------------------------------
Cash provided by (used in)
   financing activities                    6.8          (54.2)          154.5           11.8          (38.6)           80.3
                                   -----------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash                         0.1             --            (0.6)          (0.1)            --            (0.6)
                                   -----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   CASH                                  (10.6)          (0.2)            3.6          (10.6)            --           (17.8)
CASH, BEGINNING OF PERIOD                 14.7             --              --           11.9             --            26.6
                                   -----------------------------------------------------------------------------------------
CASH, END OF PERIOD                    $   4.1        $  (0.2)       $    3.6        $   1.3        $    --        $    8.8
                                   =========================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME (LOSS)
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)

                                                              FOR THE THREE MONTHS ENDED OCTOBER 2, 2004
                                     -----------------------------------------------------------------------------------------------
                                            COTT             COTT       GUARANTOR   NON-GUARANTOR     ELIMINATION
                                     CORPORATION   BEVERAGES INC.    SUBSIDIARIES    SUBSIDIARIES         ENTRIES      CONSOLIDATED
                                     -----------------------------------------------------------------------------------------------
SALES                                    $  54.1         $  302.7         $  66.8         $  27.4         $  (8.4)        $  442.4
Cost of sales                               46.4            254.6            56.0            22.8            (8.4)           371.4
                                     -----------------------------------------------------------------------------------------------
GROSS PROFIT                                 7.7             48.1            10.8             4.4              --             71.0
Selling, general and
   administrative expenses                  10.4             16.3             4.8             1.8              --             33.3
Unusual items
    Asset impairments                       (0.2)              --              --              --              --             (0.2)
                                     -----------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                     (2.5)            31.8             6.0             2.6              --             37.9

Other expense, net                            --              0.8            (0.8)             --              --               --
Interest expense (income), net                --              8.2            (1.8)             --              --              6.4
Minority interest                             --               --              --             1.0              --              1.0
                                     -----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME                  (2.5)            22.8             8.6             1.6              --             30.5

Income taxes recovery (expense)              2.7             (9.6)           (1.3)           (0.1)             --             (8.3)
Equity income (loss)                        21.9              3.2            14.3              --           (39.5)            (0.1)
                                     -----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                        $  22.1         $   16.4         $  21.6         $   1.5         $ (39.5)        $   22.1
                                     ===============================================================================================



                                                             FOR THE NINE MONTHS ENDED OCTOBER 2, 2004
                                  --------------------------------------------------------------------------------------------------
                                         COTT             COTT        GUARANTOR   NON-GUARANTOR      ELIMINATION
                                  CORPORATION   BEVERAGES INC.     SUBSIDIARIES    SUBSIDIARIES          ENTRIES       CONSOLIDATED
                                  --------------------------------------------------------------------------------------------------
SALES                                $  160.8         $  873.4         $  189.4         $  81.1         $  (27.7)        $  1,277.0
Cost of sales                           133.2            716.7            160.8            67.1            (27.7)           1,050.1
                                  --------------------------------------------------------------------------------------------------
GROSS PROFIT                             27.6            156.7             28.6            14.0               --              226.9
Selling, general and
   administrative expenses               33.5             51.4             15.6             5.6               --              106.1
Unusual items
    Asset impairments                    (0.2)              --             (0.5)             --               --               (0.7)
                                  --------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                  (5.7)           105.3             13.5             8.4               --              121.5

Other expense, net                        0.7              0.9             (1.3)             --               --                0.3
Interest expense (income), net             --             24.5             (4.8)           (0.1)              --               19.6
Minority interest                          --               --               --             3.2               --                3.2
                                  --------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME               (6.4)            79.9             19.6             5.3               --               98.4

Income taxes recovery (expense)           4.2            (32.2)            (3.0)           (0.2)              --              (31.2)
Equity income (loss)                     69.1              7.7             51.0              --           (128.1)              (0.3)
                                  --------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                    $   66.9         $   55.4         $   67.6         $   5.1         $ (128.1)        $     66.9
                                  ==================================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------
(in millions of U.S. dollars)


                                                                      AS OF JANUARY 1, 2005
                                ----------------------------------------------------------------------------------------------------
                                       COTT             COTT       GUARANTOR    NON-GUARANTOR        ELIMINATION
                                CORPORATION   BEVERAGES INC.    SUBSIDIARIES     SUBSIDIARIES            ENTRIES       CONSOLIDATED
                                ----------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                            $   14.7        $     --         $     --         $   11.9         $       --         $     26.6
   Accounts receivable                 52.2           109.3             49.4             12.9              (39.5)             184.3
   Inventories                         20.9            72.4             24.6              4.9                 --              122.8
   Prepaid expenses and other
     assets                             3.0             3.3              3.0              0.4                 --                9.7
                                ----------------------------------------------------------------------------------------------------
                                       90.8           185.0             77.0             30.1              (39.5)             343.4

Property, plant and equipment          48.3           162.0             93.7              9.7                 --              313.7
Goodwill                               22.8            51.8             14.2               --                 --               88.8
Intangibles and other assets           11.6           203.7             16.8             44.0                 --              276.1
Due from affiliates                    47.0             4.7            152.4             41.8             (245.9)                --
Investments in subsidiaries           354.0            74.2             65.2            133.4             (626.8)                --
                                ----------------------------------------------------------------------------------------------------
                                   $  574.5        $  681.4         $  419.3         $  259.0         $   (912.2)        $  1,022.0
                                ====================================================================================================
LIABILITIES
Current liabilities
   Short-term borrowings           $     --        $   66.5         $    4.9         $     --         $       --         $     71.4
   Current maturities of
     long-term debt                      --             0.8               --               --                 --                0.8
   Accounts payable and
     accrued liabilities               31.7            82.5             52.5             18.0              (39.5)             145.2
                                ----------------------------------------------------------------------------------------------------
                                       31.7           149.8             57.4             18.0              (39.5)             217.4
Long-term debt                           --           272.5               --               --                 --              272.5
Due to affiliates                      80.4           112.6             45.9              7.0             (245.9)                --
Deferred income taxes                   5.1            38.1              7.6              0.2                 --               51.0
                                ----------------------------------------------------------------------------------------------------
                                      117.2           573.0            110.9             25.2             (285.4)             540.9
                                ----------------------------------------------------------------------------------------------------
Minority interest                        --              --               --             23.8                 --               23.8

SHAREOWNERS' EQUITY
Capital stock
   Common shares                      287.0           275.8            587.2            153.6           (1,016.5)             287.0
Retained earnings (deficit)           161.6          (167.4)          (214.3)            (4.2)             385.9              161.6
Accumulated other
   comprehensive income                 8.7              --            (64.5)            60.6                3.9                8.7
                                ----------------------------------------------------------------------------------------------------
                                      457.3           108.4            308.4            210.0             (626.8)             457.3
                                ----------------------------------------------------------------------------------------------------
                                   $  574.5        $  681.4         $  419.3         $  259.0         $   (912.2)        $  1,022.0
                                ====================================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in millions of U.S. dollars, unaudited)


                                                            FOR THE NINE MONTHS ENDED OCTOBER 2, 2004
                                   -------------------------------------------------------------------------------------------------
                                          COTT             COTT        GUARANTOR   NON-GUARANTOR       ELIMINATION
                                   CORPORATION    BEVERAGES INC.    SUBSIDIARIES    SUBSIDIARIES           ENTRIES     CONSOLIDATED
                                   -------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                66.9             55.4             67.6             5.1            (128.1)            66.9
Depreciation and amortization              7.0             23.2             10.7             3.8                --             44.7
Amortization of financing fees              --              0.5               --              --                --              0.5
Deferred income taxes                     (2.3)             8.0              3.0            (2.0)               --              6.7
Minority interest                           --               --               --             3.2                --              3.2
Equity income (loss), net of
   distributions                         (69.1)            (3.2)           (51.0)             --             123.6              0.3
Asset impairments                         (0.2)              --             (0.5)             --                --             (0.7)
Other non-cash items                       1.1             (0.8)             0.5             0.7                --              1.5
Net change in non-cash
   working capital from
   continuing operations                 (14.0)           (27.9)            (2.9)           (3.1)               --            (47.9)
                                   -------------------------------------------------------------------------------------------------
Cash provided by (used in)
   operating activities                  (10.6)            55.2             27.4             7.7              (4.5)            75.2
                                   -------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                          (3.5)           (27.4)            (6.0)           (1.8)               --             38.7
Business acquisitions                       --            (17.7)              --              --                --            (17.7)
Acquisition of production
   capacity                                 --             (3.8)              --              --                --             (3.8)
Advances to affiliates                     3.5               --             (9.8)             --               6.3               --
Investment in subsidiary                  (5.0)              --               --              --               5.0               --
Other                                     (1.9)             0.3              0.2             0.3                --             (1.1)
                                   -------------------------------------------------------------------------------------------------
Cash used in investing
   activities                             (6.9)           (48.6)           (15.6)           (1.5)             11.3            (61.3)
                                   -------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments of long-term debt                  --             (1.1)            (1.9)           (0.2)               --             (3.2)
Short-term borrowings                       --            (16.2)            (0.3)             --                --            (16.5)
Advances from affiliates                    --              9.8             (3.5)             --              (6.3)              --
Distributions to subsidiary
   minority shareowner                      --               --               --            (4.3)               --             (4.3)
Issue of common shares                    12.8               --              5.0              --              (5.0)            12.8
Dividends paid                              --               --               --            (4.5)              4.5               --
Other                                       --               --             (0.3)             --                --             (0.3)
                                   -------------------------------------------------------------------------------------------------
Cash provided by (used in)
   financing activities                   12.8             (7.5)            (1.0)           (9.0)             (6.8)           (11.5)
                                   -------------------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash                         0.3               --               --            (0.1)               --              0.2
                                   -------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   CASH                                   (4.4)            (0.9)            10.8            (2.9)               --              2.6
CASH, BEGINNING OF PERIOD                 13.4             (0.6)             0.1             5.5                --             18.4
                                   -------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                        9.0             (1.5)            10.9             2.6                --             21.0
                                   =================================================================================================

                                  EXHIBIT INDEX

2.1 Agreement Relating to the Sale and Purchase of the Whole of the Issued Share Capital of Macaw (Holdings) Limited, dated August 10, 2005, between Andrew Cawthray and Others and Martyn Rose and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 16, 2005).

3.1      Articles of Incorporation of Cott (incorporated by reference to Exhibit
         3.1 to our Form 10-K dated March 31, 2000).

3.2 By-laws of Cott (incorporated by reference to Exhibit 3.2 to our Form 10-K dated March 8, 2002).

10.1 First Amendment, Consent and Joinder Agreement, dated August 10, 2005, by and among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Macaw (Soft Drinks) Limited, Cott Embotelladores de Mexico, S.A. de C.V., certain Cott Corporation subsidiaries, the Lenders specified therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K dated August 16, 2005).

10.2 Employment Agreement of B. Clyde Preslar dated July 22, 2005 (including Confidentiality and Restrictive Covenants) (filed herewith).

31.1     Certification of the President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2005 (filed herewith).

31.2 Certification of the Executive Vice President and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2005 (filed herewith).

32.1     Certification of the President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2005.

32.2 Certification of the Executive Vice President and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2005.