Form 10-K
period 2005-12-31
COTT CORP /CN/
filed 2006-03-06
CIK 884713

                                  United States
                       Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________

                        Commission file number 000-19914

                                COTT CORPORATION
             (Exact name of registrant as specified in its charter)

              CANADA                                                 NONE
   (State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                            Identification No.)

    207 QUEEN'S QUAY WEST, SUITE 340,
            TORONTO, ONTARIO                                        M5J 1A7
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (416) 203-3898

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
           Title of each class                              on which registered
           -------------------                            ----------------------
COMMON SHARES WITHOUT NOMINAL OR PAR VALUE               NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-12 of the Act). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of July 2, 2005 (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange on July 1,
2005) was $1,546,902,683.

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made.)

The number of shares outstanding of the registrant's common stock as of February 28, 2006 was 71,711,630.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1    Business.......................................................    17
Item 1A   Risk factors...................................................    21
Item 1B   Unresolved staff comments......................................    24
Item 2    Properties.....................................................    24
Item 3    Legal proceedings..............................................    24
Item 4    Submission of matters to a vote of security holders............    25
          Supplemental Item Part I - Executive officers of Cott..........    26

                                     PART II
Item 5    Market for the registrant's common equity and related
             shareowner matters .........................................    27
Item 6    Selected financial data .......................................    28
Item 7    Management's discussion and analysis of financial condition and
             results of operations ......................................    29
Item 7A   Quantitative and qualitative disclosures about market risk ....    38
Item 8    Financial statements and supplementary data
             Report of management........................................    40
             Report of independent registered public accounting firm.....    41
             Consolidated Statements of Income for fiscal years ended
                2005, 2004 and 2003......................................    43
             Consolidated Balance Sheets as of the fiscal years ended
                2005 and 2004............................................    44
             Consolidated Statements of Shareowners' Equity for the
                fiscal years ended 2005, 2004 and 2003...................    45
             Consolidated Statements of Cash Flows for the fiscal years
                ended 2005, 2004 and 2003................................    46
             Notes to the Consolidated Financial Statements for the
                fiscal years ended 2005, 2004 and 2003...................    47
             Quarterly Financial Information.............................    61
Item 9    Changes in and disagreements with accountants on accounting and
             financial disclosure........................................    62
Item 9A   Controls and procedures........................................    62

                                    PART III
Item 10   Directors and executive officers...............................    63
Item 11   Executive compensation.........................................    63
Item 12   Security ownership of certain beneficial owners and
             management and related shareowner matters...................    63
Item 13   Certain relationships and related transactions.................    63
Item 14   Principal accountant fees and services ........................    63

                                     PART IV
Item 15   Exhibits and financial statement schedules ....................    64

Our consolidated financial statements are prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

     Any reference to 2005, 2004 and 2003 corresponds to the year-end dates December 31, 2005, January 1, 2005, and January 3, 2004 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2006 Annual and Special Meeting of Shareowners, to be filed within 120 days of December 31, 2005, are incorporated by reference in Part III.

     Such proxy statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

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

-    increase in interest rates;

-    our ability to restore plant efficiencies and lower logistics costs;

- fluctuations in the cost and availability of beverage ingredients and packaging supplies, and our ability to maintain favorable arrangements and relationships with our suppliers;

-    our ability to pass on increased costs to our customers;

- unseasonably cold or wet weather, which could reduce demand for our beverages;

- our ability to protect the intellectual property inherent in new and existing products;

- adverse rulings, judgments or settlements in our existing litigation and regulatory reviews, and the possibility that additional litigation or regulatory reviews will be brought against us;

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

NON-GAAP FINANCIAL MEASURES

In this Annual Report on Form 10-K and in our Annual Report to Shareowners for the year ended December 31, 2005 we use certain non-GAAP measures to provide additional information with regards to our financial performance and liquidity including earnings before interest, taxes, depreciation and amortization ("EBITDA") and cash flow from operations after capital expenditures. EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization. Cash flow from operations after capital expenditures is defined as cash from operating activities less additions to property, plant and equipment.

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

     In addition, we use cash flow from operations after capital expenditures as a measure of cash we are able to generate after considering the investments required to maintain or expand our capital base.

PART I

ITEM 1.

BUSINESS

OUR COMPANY

We operate in North America through our indirect wholly owned subsidiary, Cott Beverages Inc., in the United States, and through our Cott Beverages Canada division in Canada, in the U.K. and Europe through our indirect wholly owned subsidiary, Cott Beverages Ltd., and in Mexico through an indirect 90% owned subsidiary, Cott Embotelladores de Mexico, S.A. de C.V. References throughout this report to North America or our North American business mean, unless otherwise indicated, Canada and the United States.

     We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and our principal executive office is located at 207 Queen's Quay West, Suite 340, Toronto, Ontario, Canada M5J 1A7.

PRINCIPAL MARKETS AND PRODUCTS

We are one of the world's largest suppliers of retailer brand beverages. Based on industry information, we estimate that we produce (either directly or through third party manufacturers with whom we have co-packing agreements) approximately 74% of all retailer brand carbonated soft drinks sold in North America. We produce 44% of those sold in the U.K. In addition to carbonated soft drinks, our product lines include clear, sparkling flavored beverages, juice-based products, bottled water, energy drinks and iced teas. During the year ended December 31, 2005, approximately 94% of all of the beverages we sell in 8-ounce equivalent cases, in North America and the U.K. are under customer controlled retailer brands, and the remainder are sold under brand names that we either own or license from others. 8-ounce equivalent cases is a standard industry measure and does not equate to physical cases. Sales of carbonated soft drinks including flavored sparkling waters and energy drinks represented approximately 85% of our sales volume in 8-ounce equivalent cases. Sales of bottled water represented 8% of our sales volume in 8-ounce equivalent cases.

     In recent years, we expanded our business through acquisitions and growth with key customers. We believe that opportunities exist to increase sales of beverages in our markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution and introducing new products.

     During the past five years, we expanded and strengthened our production and distribution capabilities in North America, the U.K. and Mexico through a series of acquisitions totaling $377.7 million.

RECENT ACQUISITIONS

In August 2005 we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited ("Macaw"), which at the time was the largest privately owned manufacturer of retailer brand carbonated soft drinks in the U.K. (the "Macaw Acquisition"). The Macaw Acquisition represents a significant strategic investment in our U.K. business. We expect that the additional production capacity and manufacturing capabilities in the fast-growing aseptic beverage segment will enable us to expand the variety of products and packages we offer and enhance the service we provide to our customers.

     Subsequent to the completion of the Macaw Acquisition, the U.K. Office of Fair Trading ("OFT") decided to review the transaction. Under applicable U.K. law, we were not required to seek pre-clearance of the Macaw Acquisition by the OFT in the U.K. The OFT has referred the transaction to the Competition Commission for further investigation. The Competition Commission ruling is expected in May 2006. Until this regulatory review is complete and a ruling is made, the OFT and Competition Commission have required us to refrain from further integrating the Macaw business into the Cott business in the U.K.

CAPACITY ADDITIONS

In June 2005 we began shipping from our new manufacturing facility in Fort Worth, Texas. As the largest plant in our global operations, Fort Worth is currently expected to produce about 32.0 million physical cases in 2006.

NORTH AMERICAN REALIGNMENT

In September 2005 we announced a plan to realign the management of our Canadian and U.S. businesses to a North American basis to leverage management strengths, improve supply chain efficiencies and position our North American business to become more profitable and responsive to customer needs. The plan includes organizational changes as well as rationalization of product offerings, elimination of underperforming assets and increased focus on high potential accounts. As part of this realignment we closed our juice plant in Lachine, Quebec effective February 2006 and we plan to close our manufacturing plant in Columbus, Ohio effective March 2006.

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information about segments and geographic areas, see note 23 to the consolidated financial statements, found on pages 58 to 59 of this Annual Report on Form 10-K.

MANUFACTURING AND DISTRIBUTION

Approximately 86% of our beverages produced in North America were manufactured in facilities that we, or third party manufacturers with whom we have long-term co-packing agreements, either own or lease. We manufacture virtually all of our U.K. and Mexican beverages in facilities that we either own or lease. We rely on third parties to produce and distribute products in areas or markets where we do not have our own production facilities, such as continental Europe, or when additional production capacity is required.

     Our products are either picked up by customers at our facilities or delivered by us, a common carrier, or third party distributors to either the customer's distribution centers or directly to retail locations.

     We may be liable if the consumption of any of our products causes injury, illness or death. We also may be required to recall some of our products if they become contaminated or are damaged or mislabeled. A significant unfavorable product liability judgment or a widespread product recall could have a material adverse effect on our results of operations or cash flows. We are insured against product liability claims and product recalls. We believe that our insurance coverage is adequate. Our insurers are comfortable with our deductibles given our operational risk profile, our claims history and our financial stability.

INGREDIENTS AND PACKAGING SUPPLIES

The principal raw materials required to produce our products are polyethylene terephthalate ("PET") bottles, caps and PET preforms, cans and ends, labels, cartons and trays, concentrates, sweeteners and carbon dioxide.

     We typically enter into annual supply arrangements rather than long-term contracts with our suppliers, which means that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we must either renegotiate the contracts with our incumbent suppliers or find alternative sources.

     With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as artificial sweeteners, we have entered into long-term supply agreements, the terms of which range from 1 to 6 years. Crown Cork & Seal USA, Inc. ("CCS") supplies aluminum cans and ends under a contract that expires on December 31, 2011. The contract provides that CCS will supply all of our aluminum can and end requirements worldwide, subject to certain exceptions. The contract contains a pricing mechanism for certain materials, standard representations, warranties, indemnities and termination events, including termination events related to bankruptcy or insolvency of either party. As with our annual supply contracts, we must either renegotiate these long-term supply agreements with the incumbent suppliers when they expire or find alternative sources.

     We rely upon our ongoing relationships with key suppliers to support our operations. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or replace them. We could, however, incur higher ingredient and packaging costs in renegotiating contracts with existing suppliers or replacing those suppliers or we could experience temporary disruptions in our ability to deliver products to our customers, either of which could have a material adverse effect on our results of operations.

     We believe there is adequate supply of the ingredients and packaging materials used to produce or package our products. However, the supply of specific ingredients and packaging materials could be adversely affected by economic factors such as industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, acts of war or terrorism and other factors.

     The majority of our ingredient and packaging supply contracts allow our suppliers to alter the amounts they charge us based on changes in the costs of the underlying commodities. Aluminum for cans, resin for PET bottles and high fructose corn syrup for sweeteners are examples of these underlying commodities. In addition, the contracts for certain of our ingredients and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredients and packaging materials occur at times that vary by product and supplier, but are principally on semi-annual or annual bases.

     Accordingly, we bear the risk of increases in the costs of these ingredients and packaging materials, including the underlying costs of the commodities that comprise them and, to some extent, the costs of converting those commodities into finished products. We do not use derivatives to manage this risk. If the cost of these ingredients or packaging materials increases, we may be unable to pass these costs along to our customers through adjustments to the prices we charge. If we cannot pass on these increases to our customers on a timely basis, they could have a material adverse effect on our results of operations.

TRADE SECRETS, TRADEMARKS AND LICENSES

We sell the majority of our beverages under retailer brands to customers who own the trademarks associated with those products. We are the registered owner of various trademarks that are important to our worldwide business, including Cott(R) in Canada and the U.S., as well as Stars & Stripes(R), Vess(R), Vintage(R), Top Pop(R), City Club(R) and Lotsa(R) in the U.S., Red Rooster(R) and Benshaws(R) in the U.K. and RC(R) in more than 100 countries outside of North America. We are licensed to use certain trademarks, including Chubby(R) in Canada and the U.S. and RC(R) in certain regions of Canada, Carters(R) in the U.K. and Jarritos(R) in Mexico. Trademarks are generally of indefinite duration and the licenses to which we are a party are of varying terms, certain of which are perpetual.

     Our success depends in part on our intellectual property, which includes trade secrets in the form of concentrate formulas for our beverages and trademarks for the names of the beverages we sell. We either own the trademarks for the products that we sell or license them from our retailer brand customers and other third parties. To protect this intellectual property, we rely principally on registration of trademarks, contractual responsibilities and restrictions in agreements (such as indemnification, nondisclosure and confidentiality agreements) with employees, consultants and customers, and on the common law and statutory protections afforded to trademarks, trade secrets and proprietary "know-how." We also emphasize correct use of our trademarks and vigorously pursue any party that infringes on our trademarks, using all available legal remedies.

     We may not be successful in protecting our intellectual property for a number of reasons, including:

- competitors may independently develop intellectual property that is similar to or better than ours;

- employees, consultants or customers may not abide by their contractual agreements and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;

- foreign intellectual property laws may not adequately protect our intellectual property rights; and

- our intellectual property rights may be challenged, invalidated or circumvented.

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

     Occasionally, third parties may assert that we are, or may be, infringing on or misappropriating their intellectual property rights. In these cases, we intend to defend against claims or negotiate licenses when we consider these actions appropriate. Intellectual property cases are uncertain and involve complex legal and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from business operations.

SEASONALITY OF SALES

Sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

CUSTOMERS

A significant portion of our sales is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America and the U.K. and Europe. For the year ended December 31, 2005, sales to Wal-Mart Stores, Inc. and its affiliates (collectively, "Wal-Mart") accounted for approximately 40% of total sales. Wal-Mart was the only customer that accounted for more that 10% of our total sales in that period. For the same period, our top ten customers accounted for approximately 65% of total sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of sales for the foreseeable future. The loss of Wal-Mart, or customers which in the aggregate represent a significant portion of our sales, would have a material adverse effect on our operating results and cash flows.

COMPETITION

The carbonated soft drink category is highly competitive in each region in which we compete and competition for incremental volume is intense. The brands owned by the three major national soft drink companies, Coca-Cola, Pepsi and Cadbury Schweppes, control approximately 82% of the aggregate take-home volume of soft drink sales in the combined North American and U.K. markets. Those companies have significant financial resources and spend heavily on promotional programs. They also have direct store delivery systems which enable their personnel to visit retailers frequently to sell new items, stock shelves and build displays.

     In addition, we face competition in the U.S. and U.K. from regional soft drink manufacturers who sell aggressively priced brands and, in many cases, also supply retailer brand products. A few larger U.S. retailers also self-manufacture products for their own needs and consistently approach other retailers seeking additional business.

     Generally, carbonated soft drinks compete against all forms of liquid beverages, including water, teas, coffees and juice-based beverages, for consumers' shopping preferences.

     The competitive pressures in the carbonated soft drink industry are significant. However, we seek to differentiate ourselves by offering our customers efficient distribution methods, high-quality products, category management strategies, packaging and marketing strategies and superior service.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

Our operations and properties are subject to various federal, state, provincial, local and foreign laws and regulations.

     As a producer of beverages, we must comply with production, packaging, quality, labeling and distribution standards in each of the countries where we operate, including, in the U.S., those of the federal Food, Drug and Cosmetic Act. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks.

     We do not expect to make any material expenditure in connection with environmental remediation and compliance. However, compliance with, or violation of, future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

     We, and we believe other industry participants, are currently not in compliance with the requirements of the EPA. To comply with these requirements we, and we believe many other industry participants, would have to significantly increase sales in refillable containers to a minimum refillable sales ratio of 30%. We are not in compliance with these regulations and do not expect to be in the foreseeable future. Ontario is not enforcing the EPA at this time, despite the fact that it is still in effect and not amended, but if it chooses to enforce it in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 4% of our sales would be affected by the possible limitation of sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the EPA against us. Moreover, the Ontario Ministry of the Environment released a report in 1997 stating that these EPA regulations are "outdated and unworkable". However, despite the "unworkable" nature of the EPA regulations, they have not yet been revoked.

     We believe that the magnitude of the potential fines that we could incur if the Ontario Ministry of the Environment chose to enforce these regulations is such that the costs to us of non-compliance could be, although are not contemplated to be, significant. However, our management believes that such enforcement is very remote and, in any event, these regulations are expected to be revoked in the future given the more recent regulatory activity in this area as described below.

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

EMPLOYEES

As of December 31, 2005, we had approximately 3,484 employees, of whom an estimated 2,507 were located in North America, 723 were located in U.K. and 254 were located in Mexico. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical in the beverage industry. As these agreements expire, we believe they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be good.

AVAILABILITY OF INFORMATION AND OTHER MATTERS

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from our website at www.cott.com, when such reports are available on the Securities and Exchange Commissions' website, www.sec.gov. The information found on our website is not part of this or any other report that we file with, or furnish to, the Securities and Exchange Commission or to Canadian securities regulators.

     Our chief executive officer is required by the rules of the New York Stock Exchange (the "NYSE") to certify annually to the NYSE that he is not aware of any violation by us of our corporate governance listing standards. Our chief executive officer made such certification to the NYSE as of May 12, 2005.

     We are responsible for establishing and maintaining adequate internal control over financial reporting as required by the U.S. Securities and Exchange Commission. See Management's Report on Internal Control over Financial Reporting on page 62.

ITEM 1A.

RISK FACTORS

We face a number of risks and uncertainties, including the following:

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE BEVERAGE CATEGORY.

The markets for our products are extremely competitive. In comparison to the major national brand beverage manufacturers, we are a relatively small participant in the industry. We face competition from the national brand beverage manufacturers in all of our markets and from other retailer brand beverage manufacturers in the U.S. and the U.K. If our competitors reduce their selling prices or increase the frequency of their promotional activities in our core markets or if our customers do not allocate adequate shelf space for the beverages we supply, we could experience a decline in our volumes or be forced to reduce pricing or increase capital and other expenditures, any of which could adversely affect our profitability.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR SALES, THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

A significant portion of our sales is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America and the U.K. and Europe. Sales to our top customer in 2005 and 2004 accounted for 40% of our total sales, and sales to the top ten customers in 2005 and 2004 were 65% and 68%, respectively. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our sales in the foreseeable future. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our sales, could have a material adverse effect on our operating results and cash flows. At December 31, 2005, we have $126.6 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset will result in impairment in the value of the intangible asset.

IF WE ARE UNABLE TO MAINTAIN RELATIONSHIPS WITH OUR RAW MATERIAL SUPPLIERS, WE MAY INCUR HIGHER SUPPLY COSTS OR BE UNABLE TO DELIVER PRODUCTS TO OUR CUSTOMERS.

The principal raw materials required to produce our products are PET bottles, caps and PET preforms, cans and ends, labels, cartons and trays, concentrates, sweeteners and carbon dioxide.

     We typically enter into annual supply arrangements rather than long-term contracts with our suppliers, which means that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we must either renegotiate the contracts with our incumbent suppliers or we would be required to find an alternative source for supply. With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as artificial sweeteners, we have entered into long-term supply agreements, the terms of which range from 1 to 6 years, and therefore we are assured of a supply of those key packaging supplies and ingredients for a longer period of time. During 2004, we extended our supply contract with CCS from its original expiration date of December 31, 2006 to December 31, 2011. The contract provides that CCS will supply all of our aluminum can and end requirements worldwide, subject to certain exceptions. The contract contains a pricing mechanism for certain materials, standard representations, warranties, indemnities and termination events, including termination events related to bankruptcy or insolvency of either party. As with our annual supply contracts, we must either renegotiate these long-term supply agreements with the incumbent suppliers when they expire or find alternative sources for supply.

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

OUR INGREDIENTS AND PACKAGING SUPPLIES ARE SUBJECT TO PRICE INCREASES AND WE MAY BE UNABLE TO EFFECTIVELY PASS RISING COSTS ON TO OUR CUSTOMERS.

We bear the risk of increasing prices on the ingredients and packaging in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the costs they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans, resin for PET bottles and high fructose corn syrup for sweeteners are examples of these underlying commodities. In addition, the contracts for certain of our ingredients and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits and, in other cases, they are not. These changes in the prices that we pay for ingredients and packaging materials occur at times that vary by product and supplier, but are principally on semi-annual and annual bases. Accordingly, we bear the risk of increases in the costs of these ingredients and packaging materials, including the underlying costs of the commodities that comprise them and, to some extent, the costs of converting those commodities into finished products. We do not use derivatives to manage this risk. If the cost of these ingredients or packaging materials increases, we may be unable to pass these costs along to our customers through adjustments to the prices we charge. If we cannot pass on these increases to our customers on a timely basis, they could have a material adverse effect on our results of operations.

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

IF THE COMPETITION COMMISSION IN THE U.K. DOES NOT APPROVE THE MACAW ACQUISITION, WE MIGHT BE REQUIRED TO SELL ALL OR PART OF THIS BUSINESS AND MAY NOT RECOVER OUR FULL COST.

When we completed the Macaw Acquisition, our valuation of this business was based on market conditions at the time of the acquisition and included synergies we expect to be able to achieve once it is integrated into our existing U.K. business. Our total cost of the Macaw Acquisition was $135.1 million, including goodwill of $69.4 million. The Competition Commission in the U.K. is currently investigating the Macaw Acquisition. Should the Competition Commission rule against us, we could be required to divest ourselves of all or a part of this business. Were a divestiture required, we would probably need the consent of our lenders under the terms of our credit agreement. Moreover, market conditions may deteriorate or the purchaser may not be able to achieve the synergies that we would expect to achieve. As a result, we may not be able to recover our full cost.

OUR SUCCESS DEPENDS, IN PART, ON OUR INTELLECTUAL PROPERTY, WHICH WE MAY BE UNABLE TO PROTECT.

We possess certain intellectual property that is important to our business. This intellectual property includes trade secrets, in the form of the concentrate formulas for most of the beverages that we produce, and trademarks for the names of the beverages that we sell, which are trademarks that we either own or license from our retailer brand customers and others. Our success depends, in part, on our ability to protect our intellectual property.

     To protect this intellectual property, we rely principally on registration of trademarks, contractual responsibilities and restrictions in agreements (such as indemnification, nondisclosure and confidentiality agreements) with employees, consultants and customers, and on common law and statutory protections afforded to trademarks, trade secrets and proprietary "know-how". In addition, we vigorously pursue any person who infringes on our intellectual property using any and all legal remedies available. Notwithstanding our efforts, we may not be successful in protecting our intellectual property for a number of reasons, including:

- our competitors may independently develop intellectual property that is similar to or better than ours;

- employees, consultants or customers may not abide by their contractual agreements and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;

- foreign intellectual property laws may not adequately protect our intellectual property rights; and

- our intellectual property rights may be successfully challenged, invalidated or circumvented.

     If we are unable to protect our intellectual property, it would weaken our competitive position and we could face significant expense to protect or enforce our intellectual property rights. At December 31, 2005, we had $80.4 million of rights recorded as an intangible asset.

OUR GEOGRAPHIC DIVERSITY SUBJECTS US TO THE RISK OF CURRENCY FLUCTUATIONS.

We are exposed to changes in foreign currency exchange rates, including those between the U.S. dollar, on the one hand, and the Canadian dollar and the pound sterling, on the other hand. Our operations outside of the U.S. accounted for approximately 29% of our 2005 sales. Accordingly, currency fluctuations in respect of our outstanding non-U.S. dollar denominated net asset balances may affect our reported results and competitive position.

A PORTION OF OUR INDEBTEDNESS IS VARIABLE RATE DEBT, AND CHANGES IN INTEREST RATES COULD ADVERSELY AFFECT US BY CAUSING US TO INCUR HIGHER INTEREST COSTS WITH RESPECT TO SUCH VARIABLE RATE DEBT.

Our credit and securitization facilities subject us to interest rate risk. We have a secured revolving credit facility, under which we borrow from time to time for various purposes, including to fund our day-to-day operations and to finance acquisitions. The maximum amount that we may borrow under these facilities was increased from $100.0 million to $225.0 million on August 10, 2005. We obtain funding under the securitization facility for our day-to-day operations. The maximum amount that we may borrow under this facility is $75.0 million, based on eligible receivables and various reserves required in the facility. As of December 31, 2005, total borrowings under these facilities were $151.3 million.

     The interest rate applicable to our revolving credit facility is variable, meaning that the rate at which we pay interest on amounts borrowed under the facility fluctuates with changes in interest rates and our leverage. The interest rate applicable to our securitization facility is also variable, based on the cost of borrowing of Park Avenue Receivables Company, LLC and certain other financial institutions, as required (the "Purchasers").

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

IF WE BREACH THE COVENANTS AND CONDITIONS SET OUT IN OUR SENIOR SECURED CREDIT FACILITIES OR SECURITIZATION FACILITY, THE LENDERS COULD TERMINATE THE FACILITIES OR WE WOULD HAVE TO RENEGOTIATE THESE AGREEMENTS AND MAY INCUR HIGHER FEES AND INTEREST COSTS.

Our senior secured credit facilities allow for revolving credit borrowings of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. Our securitization facility allows for borrowings of up to $75.0 million, depending on eligible receivables balances and calculations of reserves. Both facilities contain cross default provisions. If we are in default under one facility, default is triggered under the other facility. As of December 31, 2005, total borrowings under these facilities were $151.3 million. If we breach the covenants, or an event occurs that would have a material adverse effect on us, we would be required to renegotiate the agreements with higher fees and interest rates, provided the lenders wish to renegotiate. The lenders could choose to terminate the facilities in which case we believe we could replace them. We could however incur higher fees and interest expense which would negatively impact our financial condition and results of operations.

     The senior unsecured notes include covenants that limit new borrowings with certain exceptions, including borrowings based on receivables and inventory, unless certain conditions are met.

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

     In April 2003, the Ontario Ministry of the Environment proposed to revoke these regulations in favor of new mechanisms under the Ontario Waste Diversion Act to enhance diversion from disposal of carbonated soft drink containers. On December 22, 2003, the Ontario provincial government approved the implementation of the Blue Box Program plan under the Ministry of Environment Waste Diversion Act. The Program requires those parties who are brand owners or licensees of rights to brands which are manufactured, packaged or distributed for sale in Ontario to contribute to the net cost of the Blue Box Program. We generally manufacture, package and distribute products for and on behalf of third party customers. Therefore, we do not believe that we will be responsible for direct costs of the Program. However, our customers may attempt to pass these costs, or a portion of them, onto us. We do not believe that the costs for which we may ultimately be responsible under this Program will have a material adverse effect on our results of operations; however, we cannot guarantee this outcome. The Blue Box Program does not revoke any of the regulations mentioned above under the EPA regarding refillable containers, although the industry anticipates that they will be reversed in the future.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

As of the end of 2005, we operated 19 beverage production facilities in North America, 12 of which we owned and seven of which we leased. We also operate our global concentrate manufacturing facility in Columbus, Georgia, which we own. In connection with our North American realignment plan, we closed our Lachine, Quebec juice plant in February 2006 and we plan to cease operations at our Columbus, Ohio manufacturing plant in March 2006, reducing the number of leased properties to five. In the U.K., we own and operate four beverage production facilities. We lease and operate one beverage production facility in Mexico.

     Total square footage of our production facilities is approximately 2,589,776 in the U.S., excluding the Columbus, Ohio facility and including the concentrate facility; 931,050 in Canada excluding the Lachine, Quebec facility; 1,010,848 in the U.K.; and 111,278 in Mexico. Lease terms for non-owned beverage production facilities, excluding the Columbus, Ohio and Lachine, Quebec leases that we expect to terminate, expire between 2007 and 2017.

ITEM 3.

LEGAL PROCEEDINGS

In August 1999, we were named as a defendant in an action styled North American Container, Inc. ("NAC") v. Plastipak Packaging Inc., et al., filed in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff, NAC, sued over 40 defendants, alleging, among other things, infringement on their U.S. patent relating to plastic containers. The defendants, including us, were successful in the Motions for Summary Judgment of Invalidity and Non-Infringement, which were predominantly affirmed on appeal, with remand back on one issue. Subsequently, the Plaintiffs have stipulated to completely dismiss the case. The order dismissing the claim was entered on November 30, 2005, and accordingly, the action is no longer pending.

     In January 2005, we were named as one of many defendants in an action styled The Consumers' Association of Canada and Bruce Cran v. Coca-Cola Bottling Ltd. et al., filed in the Supreme Court of British Columbia (Canada). This claim has been brought under the British Columbia Class Proceedings Act as a class action, but it has not to date been certified as a class action.

     The plaintiffs are suing over 30 defendants, consisting of beverage manufacturers, retailers and Encorp Pacific (Canada), the government-approved steward of British Columbia's container deposit program, alleging the improper use and collection by the defendants of deposits and container recycling fees pursuant to the British Columbia container recycling program.

     The relief sought by the plaintiffs includes a declaration that C$70 million in container deposits were unlawfully converted by the defendants and are held on constructive trust for consumers and the repayment of C$60 million collected as container recycling fees.

     The defendants, including us, brought and argued a summary trial application in January 2006. Judgment in the summary trial application has not yet been rendered, and it is too early to assess the chances of success of that application.

     In February 2005, similar class action claims, styled Kruger et al. v. Pepsi-Cola Beverage Ltd. et al., were filed in the Superior Courts of a number of other Canadian provinces, naming essentially the same defendants, including us, plus the other regional stewardship agencies.

     Subsequent to the completion of the Macaw Acquisition, the OFT decided to review the transaction. Under applicable U.K. law, we were not required to seek pre-clearance of the Macaw Acquisition by the OFT in the U.K. The OFT has referred the transaction to the Competition Commission for further investigation. The Competition Commission ruling is expected in May 2006. We expect that the transaction will be approved, but we cannot guarantee this outcome. If the Competition Commission rules against us, we may be required to divest ourselves of all or a part of this business.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareowners during the fourth quarter of 2005.

SUPPLEMENTAL ITEM PART I.

EXECUTIVE OFFICERS OF COTT CORPORATION

The following is a list of names and ages of all of our executive officers as of February 28, 2006, and the positions and offices that each of them holds.

NAME AND MUNICIPALITY                                                 PERIOD SERVED
OF RESIDENCE              OFFICE                                AGE   AS OFFICER
---------------------     ------                                ---   -------------
JOHN K. SHEPPARD          President & Chief Executive Officer    48   2002 to present
Tampa, Florida

MARK BENADIBA             Executive Vice President,              52   1990 to present
Toronto, Ontario          North American Operations

B. CLYDE PRESLAR          Executive Vice President &             51   2005 to present
Tampa, Florida            Chief Financial Officer

MARK R. HALPERIN          Senior Vice President,                 48   1995 to present
Toronto, Ontario          General Counsel & Secretary

ANDREW J. MURFIN          Senior Vice President &                45   2005 to present
West Yorkshire, England   Managing Director U.K./Europe

COLIN D. WALKER           Senior Vice President,                 48   1998 to present
London, Ontario           Corporate Resources

CATHERINE M. BRENNAN      Vice President, Treasurer              48   1999 to present
Toronto, Ontario

TINA DELL'AQUILA          Vice President, Controller &           43   1998 to present
Toronto, Ontario          Assistant Secretary

JOHN DENNEHY              Vice President, North American         44   2005 to present
Weston, Massachusetts     Sales & Marketing

JASON NICHOL              Vice President,                        34   2005 to present
Bentonville, Arkansas     Business Development Wal-Mart

P. EDMUND O'KEEFFE        Vice President, Investor Relations     41   1999 to present
Toronto, Ontario          & Corporate  Development

CSABA REIDER              Vice President, Global Sourcing        49   2005 to present
Markham, Ontario

PREM VIRMANI              Vice President, Technical Services     60   1991 to present
Columbus, Georgia

LEN WATSON                Vice President,                        57   2004 to present
Toronto, Ontario          Chief Information Officer

During the last five years, the above persons have been engaged in their principal occupations or in other executive capacities with us except as follows:

- prior to January 2002, John K. Sheppard was President and Chief Executive Officer of ServiceCentral Technologies, Inc., a software development company that specializes in field service management;

- prior to August 2005, B. Clyde Preslar was Chief Financial Officer of Lance, Inc., a manufacturer of branded and retail branded snack foods;

- prior to April 2003, Andrew J. Murfin was CEO of Parallel Brands Limited (an acquisition vehicle) and before that he was managing director of Princes Soft Drinks Limited (a soft drinks manufacturer);

- prior to October 2003, Jason Nichol was Director of Sales & Marketing of Cott Beverages Inc.; and

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

     The tables below show the high and low reported per share sales prices of common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods of the years ended December 31, 2005 and January 1, 2005.

TORONTO STOCK EXCHANGE (C$)

                             2005            2004
                        -------------   -------------
                         High    Low     High    Low
                        -----   -----   -----   -----
January 1-March 31      31.41   28.79   40.05   35.21
April 1-June 30         30.09   26.50   45.59   38.55
July 1-September 30     31.45   20.31   43.41   33.18
October 1-December 31   20.51   16.10   37.06   29.04

NEW YORK STOCK EXCHANGE (U.S.$)

                             2005            2004
                        -------------   -------------
                        High     Low     High    Low
                        -----   -----   -----   -----
January 1-March 31      25.26   23.55   30.35   27.37
April 1-June 30         24.26   21.12   33.36   28.91
July 1-September 30     25.93   17.40   32.89   25.75
October 1-December 31   17.51   13.58   29.19   23.77

As of February 28, 2006, we had 712 shareowners of record. This number was determined from records maintained by our transfer agent and it does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 28, 2006 was C$13.90 on the TSX and $12.32 on the NYSE.

     We have not paid cash dividends since June 1998. There are certain restrictions on the payment of dividends under our senior secured credit facility and the indenture governing the 8% senior subordinated notes maturing in 2011. The most restrictive is the quarterly limitation on dividends based on the prior quarter's earnings.

     If we were to pay dividends to shareowners that are U.S. residents, those dividends would generally be subject to Canadian withholding tax. Under current Canadian tax law, dividends paid by a Canadian corporation to a nonresident shareowner are generally subject to Canadian withholding tax at a 25% rate. Under the current tax treaty between Canada and the U.S., U.S. residents are eligible for a reduction in this withholding tax rate to 15% (and to 5% for a company shareowner who is the beneficial owner of at least 10% of our voting stock). Accordingly, under current tax law, our U.S. resident shareowners would generally be subject to a Canadian withholding tax at a 15% rate on dividends paid by us, provided that they had complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty.

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

                                                          DECEMBER 31,   January 1,   January 3,   December 28,   December 29,
                                                            2005 (1)      2005 (2)     2004 (3)      2002 (4)       2001 (5)
                                                           (52 WEEKS)    (52 weeks)   (53 weeks)    (52 weeks)     (52 weeks)
                                                          ------------   ----------   ----------   ------------   ------------
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
SALES                                                       $1,755.3      $1,646.3     $1,417.8      $1,198.6       $1,090.1
Cost of sales                                                1,505.8       1,362.6      1,141.0         965.7          902.7
Selling, general and administrative                            138.6         138.1        126.1         110.2           94.1
Unusual items
   Restructuring                                                 3.2            --           --            --             --
   Asset impairments                                            33.5           0.9          1.8            --             --
   Other                                                         0.8            --           --            --             --
                                                            --------      --------     --------      --------       --------
OPERATING INCOME                                                73.4         144.7        148.9         122.7           93.3
                                                            --------      --------     --------      --------       --------
Income from continuing operations                               24.6          78.3         77.4          48.7           39.9
Cumulative effect of change in accounting principle               --            --           --         (44.8)            --
                                                            --------      --------     --------      --------       --------
NET INCOME                                                  $   24.6      $   78.3     $   77.4      $    3.9       $   39.9
                                                            ========      ========     ========      ========       ========
INCOME PER SHARE - BASIC
Income from continuing operations                           $   0.34      $   1.10     $   1.12      $   0.75       $   0.66
Cumulative effect of change in accounting principle         $     --      $     --     $     --      $  (0.69)      $     --
Net income                                                  $   0.34      $   1.10     $   1.12      $   0.06       $   0.66
                                                            ========      ========     ========      ========       ========
INCOME PER SHARE - DILUTED
Income from continuing operations                           $   0.34      $   1.09     $   1.09      $   0.69       $   0.58
Cumulative effect of change in accounting principle         $     --      $     --     $     --      $  (0.64)      $     --
Net income                                                  $   0.34      $   1.09     $   1.09      $   0.06       $   0.58
                                                            ========      ========     ========      ========       ========
Total assets                                                $1,171.4      $1,022.0     $  908.8      $  785.4       $1,065.4
Current maturities of long-term debt                             0.8           0.8          3.3          16.5          281.8
Long-term debt                                                 272.3         272.5        275.7         339.3          359.5
Shareowners' equity                                            481.9         457.3        345.1         218.2          197.7

Under the 1986 Common Share Option Plan, as amended, we have reserved 14 million shares for future issuance.

(1) During the year we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited. We also recorded asset impairment charges of $33.5 million as described in Note 2 to the Consolidated Financial Statements on page 49.

(2) During the year we acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC and certain of the assets of Metro Beverage Co.

(3) During the year we acquired the retailer brand business of Quality Beverage Brands, L.L.C.

(4) During the year, we acquired Premium Beverage Packers, Inc. and formed a new business in Mexico, Cott Embotelladores de Mexico, S.A. de C.V. During the year we adopted SFAS 142, Goodwill and Other Intangible Assets. This change in method of valuing goodwill resulted in a $44.8 million non-cash write down of the U.K. business.

(5) During the year, we acquired certain assets of the Royal Crown Company, Inc., and formed a new business with Polar Corp. Current maturities of long-term debt include the 2005 and 2007 Notes repaid on January 22, 2002 from cash held in trust.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the world's largest suppliers of retailer brand beverages.

     2005 was a challenging year for us and our industry as we faced unprecedented commodity cost increases and a consumer shift toward non-carbonated beverages. Accordingly we undertook actions to increase financial performance by improving our operating performance, enhancing our sales focus and realigning our organization.

     In September 2005 we announced a plan to realign the management of our Canadian and U.S. businesses to a North American basis. The realignment is designed to leverage management strengths, improve supply chain efficiencies and position the North American business to become more profitable and responsive to customer needs. Additional key elements of our plan include rationalizing product offerings, eliminating under-performing assets and increasing focus on high potential accounts.

     In 2005, we recorded $37.5 million in pre-tax unusual items ($0.35 per diluted share after tax), including restructuring charges of $3.2 million, customer relationships impairment of $20.0 million and other asset impairment of $13.5 million. As part of the North American realignment we closed our juice plant in Lachine, Quebec effective February 2006 and we plan to close our manufacturing plant in Columbus, Ohio effective March 2006. Severance and lease cancellation costs relating to the closure of these plants are expected to be approximately $2.7 million.

     We completed the Macaw Acquisition in August 2005 for a purchase price of $135.1 million (75.4 million pounds sterling). At the time of the Macaw Acquisition, Macaw was the largest privately owned manufacturer of retailer brand carbonated soft drinks in the U.K. with six production lines in two production facilities including aseptic capabilities.

     In June 2005 we began shipping from our new manufacturing facility in Fort Worth, Texas. As the largest plant in our global operations, Fort Worth is currently expected to produce about 32.0 million physical cases for 2006. The total cost of this new plant is $50.6 million, including $30.7 million spent in 2005.

     Our net income in 2005 was $24.6 million or $0.34 per diluted share, compared with $78.3 million or $1.09 per diluted share in 2004. The decrease resulted from:

-    asset impairment, restructuring and other unusual charges;

- higher packaging and raw materials costs that were only partially offset by increased prices;

- higher fixed costs from recently-added production capacity, including the start-up of our new Fort Worth, Texas plant;

-    changes in product mix toward lower margin bottled water in North America;

- the highly competitive environment in the North American carbonated soft drinks ("CSD") industry; and

-    a higher effective tax rate.

2005 VERSUS 2004
RESULTS OF OPERATIONS

                          2005                 2004
                   ------------------   ------------------
                   MILLIONS   PERCENT   MILLIONS   PERCENT
                      OF         OF        OF         OF
                    DOLLARS    SALES     DOLLARS    SALES
                   --------   -------   --------   -------
Sales              $1,755.3    100.0%   $1,646.3    100.0%
Cost of sales       1,505.8     85.8%    1,362.6     82.8%
                   --------    -----    --------    -----
Gross margin          249.5     14.2%      283.7     17.2%
SG&A                  138.6      7.9%      138.1      8.4%
Unusual items          37.5      2.1%        0.9       --
                   --------    -----    --------    -----
Operating income       73.4      4.2%      144.7      8.8%
Other expense           0.8       --        (0.1)      --
Interest expense       28.8      1.7%       26.0      1.6%
Minority interest       4.5      0.3%        4.0      0.2%
Income taxes           14.7      0.8%       35.8      2.2%
Equity loss              --       --         0.7       --
                   --------    -----    --------    -----
Net income         $   24.6      1.4%   $   78.3      4.8%
                   ========    =====    ========    =====
Depreciation &
   amortization        70.2      4.0%       60.0      3.6%

SALES

Sales in 2005 were $1,755.3 million, an increase of 7% from $1,646.3 million in 2004. The August 2005 Macaw Acquisition, the March 2004 acquisition of certain assets of The Cardinal Companies of Elizabethtown, LLC ("Cardinal") and the October 2004 acquisition of certain of the assets of Metro Beverage Co. ("Metro") added $55.5 million or 3%, in the aggregate, to sales in 2005 as compared with 2004. As shown in the following table, sales increased 2% when the impact of these acquisitions and foreign exchange are excluded. Total case volume in 8-ounce equivalents for 2005 was 1,201 million, up 5% from 1,148 million in 2004. Excluding the impact of acquisitions, sales volume was up 1%.

                                       NORTH     UK &     INTER-
                              COTT    AMERICA   EUROPE   NATIONAL
                             ------   -------   ------   --------
Change in sales              $109.0    $39.5    $57.6     $10.4
Impact of acquisitions         55.5     17.7     37.8        --
Impact of foreign exchange     14.0     13.8     (1.5)      1.7
                             ------    -----    -----     -----
Change excluding
   acquisitions & exchange   $ 39.5    $ 8.0    $21.3     $ 8.7
                             ======    =====    =====     =====
Percentage change excluding
   acquisitions & exchange        2%       1%      11%       14%

In North America, our sales were $1,428.0 million in 2005, an increase of 3% from 2004. Excluding acquisitions and the impact of foreign exchange, sales increased by almost 1% from 2004. Case volume in 8-ounce equivalents decreased by almost 2% in 2005, down 3% excluding the impact of acquisitions. The volume decrease was driven by weakness in the North American CSD market and was offset by selling price increases implemented in response to higher raw material costs.

     In the U.K. and Europe, our sales were $251.9 million in 2005, an increase of 30% from $194.3 million in 2004. Excluding the impact of the Macaw Acquisition and the weakened pound sterling, sales increased 11% in 2005 reflecting higher volume. Case volume in 8-ounce equivalents was up 40% from 2004, an increase of 10% excluding the Macaw Acquisition. Volume increased as customers expanded their retailer brand product offerings and we grew our contract packing business.

     The international segment includes Mexico, Royal Crown International and Asia. Sales by this segment were $71.6 million in 2005, an increase of 17% when compared with sales of $61.2 million in 2004. Excluding foreign exchange, sales increased 14%. Sales in Mexico continue to expand, reaching $50.9 million for an increase of 25% over 2004.

COST OF SALES

Cost of sales was $1,505.8 million or 85.8% of sales, a 3 percentage point increase from $1,362.6 million or 82.8% of sales in 2004. Variable costs represented 89% of total cost of sales in 2005, down from 90% in 2004 as a result of recent capacity additions. Major elements of these variable costs included ingredient and packaging costs, fees paid to third party manufacturers and distribution costs.

     The increase in total cost of sales as a percent of sales reflects an increase in raw material costs as well as higher fixed costs. Raw material costs have increased primarily for packaging materials, including PET bottles and cans. Higher fixed costs result from recently added production capacity. Variable cost savings from the increase in the proportion of our North American production manufactured in our own facilities partially offset these increases.

GROSS PROFIT

Gross profit was 14.2% of sales for 2005, down from 17.2% in 2004 as realized selling price increases were more than offset by higher packaging and raw material prices. The change in product mix toward lower margined bottled water and the fixed cost of additional plant capacities also contributed to lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A was $138.6 million in 2005, up slightly from $138.1 million in 2004. As a percentage of sales, SG&A declined to 7.9% for 2005, down from 8.4% in 2004. Excluding the impact of acquisitions and foreign exchange, SG&A was down $5.0 million from 2004 primarily due to lower incentive compensation and lower bad debt expense. A $3.1 million provision was recorded against a North American export receivable in 2004.

UNUSUAL ITEMS

In 2005, we recorded charges for unusual items of $37.5 million on a pre-tax basis or $0.35 per diluted share after tax. Unusual items were $0.9 million before tax in 2004 and were primarily related to the writedown of an investment in an equity investee.

NORTH AMERICA - In 2005, we recorded asset impairment and restructuring charges of $36.0 million relating to our North American operations.

     In September 2005 we announced a plan to realign the management of our Canadian and U.S. businesses to a North American basis. We recorded restructuring charges of $3.0 million, including $2.6 million for severance payments and $0.4 million for contract termination payments as part of this plan. We anticipate additional charges of $2.7 million including $0.7 million for severance and $2.0 million for contract terminations, relating to the closures of the Columbus, Ohio plant and the Lachine, Quebec juice plant will be recognized during 2006.

     Asset impairment charges relating to the realignment included $9.3 million for the closure of the Columbus, Ohio plant announced in December 2005, including property, plant and equipment of $3.4 million and goodwill of $5.9 million; and $3.7 million reflecting the write down of certain equipment and our remaining investment in an equity investee.

     We also recorded an impairment loss of $20.0 million with respect to customer relationships. As a result of declining sales and margins relating to certain customers we reviewed related long-lived assets for impairment. This review indicated that the customer relationship assets were impaired and as a result the carrying value was written down to its estimated fair value.

OTHER - Other unusual items of $1.5 million in 2005 relate primarily to the $0.8 million in legal fees for the OFT and Competition Commission reviews of the Macaw Acquisition in the U.K. and $0.7 million in other asset impairments in the Corporate and Other segment.

OPERATING INCOME

Operating income was $73.4 million in 2005 including unusual items of $37.5 million, as compared with $144.7 million in 2004 which included unusual items of $0.9 million.

INTEREST EXPENSE

Net interest expense was $28.8 million in 2005, up 11% from $26.0 million in 2004. The increase was primarily due to higher borrowings on our credit facilities during the year to finance the Macaw Acquisition.

INCOME TAXES

We recorded an income tax provision of $14.7 million in 2005 reflecting an effective tax rate of 37.4% as compared with $35.8 million, or an effective rate of 31.2%, in 2004. The effective tax rate increase is largely due to our inability to recognize the tax benefit of our losses in Canada. A reduction in reserves of $19.3 million partially offset the $21.0 million valuation allowance recorded for Canadian tax losses.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities in 2005 was $53.3 million, after capital expenditures of $75.8 million, as compared to 2004 in which cash provided by operating activities was $52.4 million after capital expenditures of $50.3 million. We use cash flow from operating activities after capital expenditures to measure cash we are able to generate after considering the investments required to maintain or expand our capital base. It is defined as follows:

                                   2005     2004
                                  ------   ------
Cash provided by operating        $129.1   $102.7
   activities
Additions to property, plant &
   equipment                       (75.8)   (50.3)
                                  ------   ------
Cash flow from operations after   $ 53.3   $ 52.4
   capital expenditures           ======   ======

Cash flow from operations after capital expenditures increased slightly in 2005 despite a $25.5 million increase in capital spending as net working capital increased by $1.0 million in 2005 compared with the $52.4 million increase in 2004. At the end of 2004, accounts receivable were high as a result of supplier rebates not collected until January 2005 and inventories were adversely impacted by plant inefficiencies, poor forecasting and inventory build up for January 2005 promotions. In 2005, increases in accounts receivable and inventory are more reflective of the changes in sales and costs. Accounts payable levels are higher in 2005 primarily as a result of the capacity additions in North America.

INVESTING ACTIVITIES

CAPITAL EXPENDITURES - Our capital expenditures were $75.8 million in 2005 as compared with $50.3 million in 2004. Major capital expenditures include $62.5 million on leasehold improvements and manufacturing equipment, primarily in the North America, as we added capacity to support future growth. We completed construction on a new beverage manufacturing facility in Fort Worth, Texas and began shipping from this location in June 2005. The total cost of the Fort Worth plant was $50.6 million, including $30.7 million spent in 2005.

ACQUISITIONS - We completed the Macaw Acquisition in August 2005. The purchase price of the acquisition was $135.1 million (75.4 million pounds sterling) including acquisition costs of $2.4 million (1.3 million pounds sterling). The acquisition was financed under our global credit facilities, which were increased from $100.0 million to $225.0 million in connection with this transaction.

     In March 2004, we acquired certain of the assets of Cardinal. The acquisition added carbonated soft drink sales and manufacturing capacity in North America. The total purchase price was $17.8 million and was funded from cash flow from operations and short-term borrowings.

     In October 2004, we purchased certain of the assets of Metro. The total purchase price was $16.8 million and was funded from cash flow from operations and short-term borrowings.

     The total cost of these acquisitions in 2004 was $34.6 million including acquisition costs of $0.8 million.

CAPACITY ADDITIONS - In October 2004, we purchased the plant and equipment of Elan Waters in Blairsville, Georgia for $3.8 million to add to our production capacity in North America. The purchase was funded from short-term borrowings.

OTHER INVESTING ACTIVITIES - Other investing activities relate primarily to additions to information technology assets included in intangibles and other assets. We made progress in implementing our standardized information system during 2005 and expect to complete the roll out in 2006.

CAPITAL RESOURCES AND DEBT

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

SENIOR SECURED CREDIT FACILITY - On March 31, 2005 we entered into a committed senior secured credit facility for financing in North America, the U.K. and Mexico. The facilities replaced our former committed senior secured credit facility in North America and our demand bank credit facility in the U.K. The facilities terminate, and the debt under the senior secured credit agreement is due, on March 31, 2010. These multicurrency facilities were amended on August 10, 2005 to increase the facilities to $225.0 million from $100.0 million to add Macaw (Soft Drinks) Limited as a co-borrower, to consent to the Macaw Acquisition and to increase the Maximum Facility Amount to $350.0 million.

     The amended facilities allow for revolving credit borrowings in a principal amount of up to $225.0 million, provided we are in compliance with the covenants and conditions of the agreements, and are comprised of two separate facilities:

(1) a $220.0 million multicurrency facility made by certain lenders to us and our indirect wholly-owned subsidiaries, Cott Beverages Inc., Macaw (Soft Drinks) Limited and Cott Beverages Limited as co-borrowers, and

(2) a $5.0 million Mexican facility made by the lender to our indirect 90% owned subsidiary Cott Embotelladores de Mexico, S.A. de C.V. ("CEMSA").

     Each facility includes subfacilities for swingline loans and letters of credit. The $225.0 million facility can be increased up to an additional $125.0 million at our option if the lenders agree to increase their commitments or new lenders join the facility and we satisfy certain conditions. Within the $125.0 million of extra availability, and subject to certain limitations, we can establish additional revolving credit facilities in an aggregate amount not to exceed $30.0 million to be provided in various currencies as agreed upon for additional subsidiaries designated by us. Wachovia Bank, National Associations acts as administrative agent and security trustee under the facilities.

     The facilities are collateralized by substantially all our personal property with certain exceptions including the receivables sold as part of our receivables securitization facility discussed below.

     In general, borrowings under these facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. A facility fee of between 0.15% and 0.375% per annum is payable on the entire line of credit. The level of the facility fee is dependent on financial covenants. As of December 31, 2005 credit of $78.8 million was available after borrowings of $141.3 million, comprised of $6.0 million and 78.1 million pounds sterling, and standby letters of credit of $4.9 million. The weighted average interest rate was 5.83% on these facilities as of December 31, 2005.

SECURITIZATIONS - In April 2005 our principal U.S. operating subsidiaries entered into a receivables securitization facility under which they agreed to sell substantially all of their receivables generated from their ordinary course operations, as well as certain related assets, to a new special purpose indirect subsidiary, Cott USA Receivables Corporation, which in turn sells and assigns undivided interests in the receivables and related assets to an unaffiliated entity, Park Avenue Receivables Company, LLC and certain other financial institutions in exchange for cash in amounts determined by the parties, subject to specified conditions. The transfers to the Purchasers are treated as a financing for purposes of our consolidated financial statements; however, the presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity, including any special-purpose entity formed for a particular project, are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity, including any special-purpose entity formed for a particular project, are obligations of any other consolidated entity. The transfers of the receivables and related assets to the Purchasers are governed by a Receivables Purchase Agreement, dated April 1, 2005, by and among Cott USA Receivables Corporation, Cott Beverages Inc., the Purchasers and JPMorgan Chase Bank, N.A., acting for itself and the Purchasers. The agreement contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining our activities or, except for Cott USA Receivables Corporation, the activities of our subsidiaries.

     The amount of funds available under the receivables facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of the Purchasers. A fee of between 0.20% and 0.40% per annum is payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of December 31, 2005, $39.6 million of eligible receivables, net of reserves, were available for purchase and $10.0 million was outstanding under this facility at a weighted average interest rate of 5.08%.

SENIOR SUBORDINATED NOTES - We also have outstanding 8% senior subordinated notes, which are due in 2011. As of December 31, 2005, the principal amount of those notes was $275.0 million. The issuer of the notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the notes.

LONG-TERM DEBT - Long-term debt as of December 31, 2005 was $273.1 million, compared with $273.3 million at the end of 2004. Long-term debt in 2005 and 2004 consisted of 8% senior subordinated notes with a stated face value of $275.0 million and capital leases of $2.6 million.

DEBT COVENANTS - Our senior secured credit facility and the indenture respecting the 2011 notes contain a number of business and financial covenants and events of default that apply to the borrowers and the restricted subsidiaries. The restricted subsidiaries are, in general, the guarantor subsidiaries organized in Canada, the U.S., the U.K. and Mexico. Among other events of default or triggers for prepayment in our credit facilities and indenture are: a change of control of us in certain circumstances; cross default or cross acceleration to other indebtedness in excess of $15.0 million; unsatisfied judgments in excess of $15.0 million; our insolvency or that of the restricted subsidiaries; and covenant default under the indenture or credit facilities. Some of the more material business and financial covenants are discussed below.

     Our senior secured credit facility restricts additional indebtedness for subsidiaries to the existing debt and credit facilities, certain intercompany debt, $50.0 million of purchase money indebtedness and capital lease obligations, $25.0 million of guarantee obligations and a $25.0 million basket of other additional indebtedness. The senior secured credit facility contains restrictions on investments, including investments in subsidiaries outside of the U.S., Canada or the U.K., and acquisitions. In general, individual acquisitions are permitted up to $100.0 million with the aggregate expenditure for all acquisitions limited to $150.0 million in any fiscal year.

     There is also a restriction on disposition of assets having a fair market value exceeding $40.0 million in a fiscal year with certain specified exemptions. Dividends are currently limited to 25% of consolidated net income for the immediately preceding fiscal quarter but that amount increases to 50% of consolidated net income for the immediately preceding fiscal quarter if the leverage ratio is below 2.0 to 1.0. Capital stock purchases are limited to $50.0 million during the term of this credit facility.

     There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends, if we are in default under the senior secured credit agreement. In addition, many of the covenants effectively limit transactions with our unrestricted subsidiaries or non-guarantor entities.

     In addition to business covenants, there are financial covenants in our senior secured credit facility. Since March 31, 2005, our Total Leverage Ratio was required to be no more than 3.25 to 1.0 and that requirement is tightened to
3.00 to 1.0 from July 1, 2006. At the end of 2005, our leverage ratio was 2.3 to
1.0. The senior secured credit facility also has a Minimum Fixed Charge Coverage Ratio. From March 31, 2005, our fixed charge coverage ratio was required to be at least 1.05 to 1.0 and July 1, 2006 it must be at least 1.10 to 1.0 and after July 1, 2007 it must be at least 1.15 to 1.0. As of December 31, 2005 it was 2.3 to 1.0.

     The indenture for the 2011 notes also has numerous covenants that are applicable to Cott Beverages Inc., the restricted subsidiaries and us. We can only make restricted payments, such as paying dividends, buying back stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60.0 million in the aggregate, may be made without satisfying the restricted payments test.

     We can only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. For purposes of the indenture, our fixed charge coverage ratio was 6.2 to 1.0 as of December 31, 2005. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

     There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends, if we are in default under the indenture. Many of the covenants also effectively limit transactions with our unrestricted subsidiaries or non-guarantor entities.

     Several of the terms, such as restricted payments, are defined differently in the indenture and the senior secured credit facility and certain calculations are made differently in the two agreements.

     We believe that we have sufficient financial flexibility under the terms of our indebtedness to operate our business as currently planned.

CAPITAL STRUCTURE

In 2005, shareowner's equity increased by $24.6 million from 2004. Shareowners' equity increased as a result of net income of $24.6 million, additional share capital of $4.4 million from the exercise of employee stock options, including the related tax benefit, and the $0.6 million reduction in the unrealized losses on cash flow hedges. These increases were partially offset by a $5.0 million foreign currency translation loss on the net assets of self-sustaining foreign operations. The foreign currency translation adjustment resulted from the net changes in the pound sterling and the Canadian dollar relative to the U.S. dollar.

DIVIDEND PAYMENTS

No dividends were paid in 2005 and we are not expecting to change this policy in 2006 as we intend to use cash for future growth or debt repayment.

     There are certain restrictions on the payment of dividends under our credit facility and 2011 notes indenture. The most restrictive provision is the quarterly limitation of dividends based on the prior quarter's earnings.

CONTRACTUAL OBLIGATIONS

The following chart shows the schedule of future payments under certain contracts, including long-term debt agreements and guarantees as of December 31, 2005:

                                Payments due by period
                     --------------------------------------------
                              Less than   Years   Years    After
                      Total     1 Year     2-3     4-5    5 years
                     ------   ---------   -----   -----   -------
(IN MILLIONS)
2011 notes           $275.0     $  --     $  --   $  --    $275.0
Operating leases       95.6      17.8      24.4    17.5      35.9
Capital lease           2.6       0.8       1.5     0.3        --
Purchase
   obligations (1)    239.4      55.0      72.6    37.6      74.2
                     ------     -----     -----   -----    ------
                     $612.6     $73.6     $98.5   $55.4    $385.1
                     ======     =====     =====   =====    ======

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

     We offer sales incentives to certain customers. We account for these incentives as a reduction in sales. We follow the guidance under EITF 01-9 in accounting for sales incentives. Where the incentive has been paid in advance, we amortize the amount based on expected future sales related to the incentive. Where the incentive is to be paid in arrears, we accrue the amount based on expected future sales related to the incentive.

IMPAIRMENT TESTING OF GOODWILL AND INTANGIBLE ASSETS WITH AN INDEFINITE LIFE

With the implementation of Statement of Financial Accounting Standard ("SFAS") 142 in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment. Any impairment loss is recognized in income. We have goodwill of $150.3 million and rights of $80.4 million on our balance sheet at December 31, 2005.

     In accordance with SFAS 142, we evaluate goodwill for impairment on a reporting unit basis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine the impairment loss.

     We measure the fair value of reporting units using discounted future cash flow. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market and the discount rate is based on our weighted average cost of capital. Each year we re-evaluate the assumptions used to reflect changes in the business environment. Based on the evaluation performed this year, we determined that the fair values of our reporting units, except for our Columbus, Ohio plant, exceeded their carrying value and that as a result the second step of the impairment test was not required. We performed an impairment test on the value of the goodwill relating to our Columbus, Ohio plant as a result of its announced closure. The impairment charge of $5.9 million relating to this goodwill has been included in unusual items.

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

OTHER INTANGIBLE ASSETS

Other intangible assets consist principally of customer relationships that arise from acquisitions, which amounted to $126.6 million at December 31, 2005. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits.

IMPAIRMENT OF LONG-LIVED ASSETS

We periodically compare the carrying value of long-lived assets, including customer relationships by customer, to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment in our income statement. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. In 2005, we recorded impairment losses of $20.0 million relating to customer relationships and $5.3 million relating to long-lived assets of our Columbus, Ohio and Lachine, Quebec facilities in unusual items.

INCOME TAXES

We regularly review the recognized and unrecognized deferred income tax assets to determine whether or not a valuation allowance is required. Management believes that it is more likely than not that the deferred tax asset in respect of Canada will not be realized and has recorded a valuation allowance in the amount of $21.0 million in 2005. A reduction in reserves of $19.3 million partially offset the increase in the valuation allowance. All other deferred tax assets will be realized as a result of anticipated future taxable income from these operations. The remaining deferred tax assets of $5.0 million relate primarily to the United States. A significant change in the volumes or profitability of these operations could affect the realization of the deferred tax assets. We periodically review exposures and make our best estimate of the reserve amount.

     In the ordinary course of business, we enter into transactions where the ultimate tax determination may be uncertain. These uncertainties require us to make estimates of the ultimate tax liabilities and, accordingly, the provision for income taxes. While we believe our estimates are reasonable and appropriate, additional income tax provisions may result if tax matters are resolved or settled at amounts different from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004 the Financial Accounting Standard's Board ("FASB") issued SFAS 123R, Share-Based Payments, requiring companies to recognize compensation expense for all types of stock options. We will adopt this standard using the modified prospective approach for 2006. As a result of this new standard, compensation expense for 2005 would have increased by $9.8 million and income taxes would decrease by $2.5 million. Comparative figures for the year ended December 31, 2005 would show income before income taxes and equity loss of $29.5 million, income tax expense of $12.2 million and net income of $17.3 million or $0.24 per basic share and fully diluted share.

     In November 2004 FASB issued SFAS 151, Inventory Costs, requiring the allocation of fixed production overheads to be based on normal capacity of the production facilities. Unallocated overheads resulting from abnormally low production and certain other costs are to be recognized as an expense in the period in which they are incurred. We will adopt this standard for our interim period ending April 1, 2006. We do not expect this change to have a material impact on us.

CANADIAN GAAP

Results determined under Canadian GAAP may differ from results determined under U.S. GAAP from time to time. Under Canadian GAAP in 2005, our net income would be $17.2 million and total assets would be $1,171.9 million compared to net income and total assets under U.S. GAAP of $24.6 million and $1,171.4 million, respectively. Under Canadian GAAP in 2004, our net income would be $70.6 million and total assets would be $1,023.9 million compared to net income and total assets under U.S. GAAP of $78.3 million and $1,022.0 million, respectively.

There is one material U.S./Canadian GAAP difference in 2005 and 2004. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income over the vesting period based on their fair value. As a result, compensation expense of $9.7 million, $7.2 million after tax, was recorded in 2005. Compensation expense of $10.0 million, $7.5 million after tax, was recorded for 2004. This policy was adopted on a retroactive basis with no restatement of comparative figures and as a result $5.6 million was charged to opening retained earnings as at January 3, 2004. Under U.S. GAAP, we have elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the common shares. In 2006, we will adopt SFAS 123R which requires recognition of compensation expense relating to stock options.

2004 VERSUS 2003

Our fiscal year ends on the Saturday closest to December 31 each year. As a result, a 53rd week is included in our fiscal year every five or six years. The fiscal year that ended January 3, 2004 consisted of 53 weeks.

RESULTS OF OPERATIONS

                           2004                 2003
                    ------------------   ------------------
                    MILLIONS   PERCENT   MILLIONS   PERCENT
                       OF        OF         OF         OF
                     DOLLARS    SALES    DOLLARS     SALES
                    --------   -------   --------   -------
Sales               $1,646.3    100.0%   $1,417.8    100.0%
Cost of sales        1,362.6     82.8%    1,141.0     80.5%
                    --------    -----    --------    -----
Gross margin           283.7     17.2%      276.8     19.5%
SG&A                   138.1      8.4%      126.1      8.9%
Unusual items            0.9       --         1.8      0.1%
                    --------    -----    --------    -----
Operating income       144.7      8.8%      148.9     10.5%
Other expense           (0.1)      --         0.5       --
Interest expense        26.0      1.6%       27.5      2.0%
Minority interest        4.0      0.2%        3.2      0.2%
Income taxes            35.8      2.2%       40.1      2.8%
Equity loss              0.7       --         0.2       --
                    --------    -----    --------    -----
Net income          $   78.3      4.8%   $   77.4      5.5%
                    ========    =====    ========    =====
Depreciation &
   amortization         60.0      3.6%       51.0      3.6%
                    --------    -----    --------    -----

SALES

Sales in 2004 were $1,646.3 million, an increase of 16% from $1,417.8 million in 2003. The following table shows the change in sales by significant segment from 2003 to 2004 excluding the impact of acquisitions, foreign exchange and the extra week in 2003:

                              NORTH     UK &     INTER-
                     COTT    AMERICA   EUROPE   NATIONAL
                    ------   -------   ------   --------
Change in sales     $228.5   $180.8    $27.7     $19.1
Impact of
   acquisitions       62.3     62.3       --        --
Impact of extra
   week in 2003      (20.5)   (17.8)    (1.9)     (0.8)
Impact of foreign
   exchange           32.6     13.3     20.2      (1.1)
                    ------   ------    -----     -----
Change excluding
   acquisitions,
   exchange &
   extra week       $154.1   $123.0    $ 9.4     $21.0
                    ------   ------    -----     -----
Percentage change
   excluding
   acquisitions,
   exchange &
   extra week           11%      10%       5%       52%
                    ------   ------    -----     -----

Excluding the impact of the extra week in 2003, sales increased 18% in 2004. In December 2003, we acquired the retailer brand beverage business of Quality Beverage Brands, L.L.C. located in North Carolina and in 2004, we acquired certain of the assets of Cardinal and Metro. These acquisitions added $62.3 million or 3.8%, in the aggregate, to sales in 2004. When the impact of these acquisitions and foreign exchange are also excluded, sales increased 13% and 11%, respectively. Total case volume in 8-ounce equivalents for 2004 was 1,148 million, up from 1,013 million in 2003.

     In North America, our sales were $1,388.5 million in 2004, an increase of 15% from 2003 or 17% excluding the extra week in 2003. When also excluding acquisitions and foreign exchange, sales increased 10% from 2003. The growth was driven by increased volume with existing customers in the U.S., introduction of new products and sales to new customers partially offset by overall weak demand for carbonated soft drinks in Canadian grocery stores.

     In the U.K. and Europe, our sales were $194.3 million in 2004, an increase of 17% from $166.6 million in 2003. Excluding the impact of the strengthened pound sterling and the extra week in 2003, sales increased 5% in 2004. The increase was due to continued focus on core products, manufacturing for non-retailer third parties, partnering with key suppliers, optimizing manufacturing processes and warehouse logistics and introducing new products.

     The international segment includes the Mexican operations, the Royal Crown International division and our business in Asia. Sales by this segment were $61.2 million in 2004, an increase of 45% when compared with sales of $42.1 million in 2003. Excluding foreign exchange and the extra week in 2003, sales increased 52%. The increase in sales is primarily due to sales in Mexico where sales were $40.7 million, an increase of 67% from $24.4 million in 2003.

COST OF SALES

Cost of sales was $1,362.6 million or 82.8% of sales in 2004 as compared with $1,141.0 million or 80.5% of sales in 2003. The increase in cost of sales resulted primarily from reduced plant efficiencies and higher logistics costs as we struggled to meet increased demand during the first half of 2004. Higher commodity costs including resin for PET bottles and aluminum for cans.

     Variable costs represented 90% of total cost of sales in 2004. Major elements of these variable costs included ingredient and packaging costs, fees paid to third party manufacturers and distribution costs.

GROSS PROFIT

Gross profit was 17.2% of sales for 2004 compared with 19.5% in 2003. Lower margins resulted primarily from reduced plant efficiencies and higher logistics costs. Higher commodity costs were largely offset by price increases charged to our customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A was $138.1 million in 2004, an increase of $12.0 million or 10% from $126.1 million in 2003. Increases in SG&A include costs associated with Sarbanes-Oxley
Section 404 compliance, provisions taken during the year to write-off certain export receivables in North America, adding new employees principally to serve our growing North American business, and a negative impact from the weakened U.S. dollar. These increases were partially offset by a decrease in incentive compensation.

UNUSUAL ITEMS

Unusual items of $0.9 million in 2004 and $1.8 million in 2003 are primarily related to write downs to our investment in an equity investee.

OPERATING INCOME

Operating income was $144.7 million in 2004 as compared with $148.9 million for 2003.

INTEREST EXPENSE

Net interest expense was $26.0 million in 2004, down 5% from $27.5 million in 2003. This decrease was primarily due to lower average borrowings on our credit facilities during the year.

INCOME TAXES

We recorded an income tax provision of $35.8 million in 2004 reflecting an effective tax rate of 31.2%. This decreased from $40.1 million, or an effective rate of 34.1%, in 2003 primarily due to a change in management's best estimate of the reserve.

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

OUTLOOK

We expect 2006 to be another challenging year. The carbonated soft drinks industry is expected to be flat in 2006 compared with 2005 as the decline in sales of regular CSDs is offset by higher sales of diet CSDs. Strong growth is expected for bottled water and non-carbonated beverages.

     To be successful, we will need to take a more disciplined, strategic approach to pricing, work to strategically reduce costs, aggressively improve the efficiency of our overall supply chain including bottled water profitability and increase our penetration into the non-carbonated beverages category.

     We intend to raise prices to recover all 2006 raw material cost increases and, over the next 18 months, implement incremental pricing to recover the 2005 gap between cost and pricing increases.

     We continue to move forward on the North American realignment plan we announced in September 2005. We are leveraging management strengths across a broader territory and maximizing opportunities and processes to improve supply chain efficiencies and financial performance. We have improved asset efficiencies and made tough decisions to close certain operations and better align resources with customer needs. To date, we have recorded charges of $16.9 million relating to this plan and $20.0 million for customer relationship impairment and could incur additional pre-tax charges, including asset impairments, severance and other costs, of $23.0 to $43.0 million. We have not completed the detailed plans and the requisite analyses to estimate the remaining charges to specific categories. As a result, the ultimate amount and timing of the charges is uncertain.

     We continue to strategically realign our asset base to improve our efficiencies and reduce fixed costs. We are also looking into opportunities such as expanded in-house PET blow-moulding capabilities and dedicated high-speed water lines to improve the profitability of bottled water.

     Our longer term priority is to position ourselves for growth in the non-carbonated beverages category. We will evaluate opportunities to increase our penetration in fast growing segments such as isotonics, enhanced or fortified drinks, energy and juice-based beverages.

     Our business strategy also involves continuing to expand outside of North America. We continue to view Mexico as a strong long-term growth opportunity and are working closely with our customers to grow the retailer brand beverage segment in this market. The U.K. business intends to continue to enhance its performance through product innovation and a customer-centric focus to identify opportunities. The Macaw Acquisition has added additional production capacity and aseptic beverage capabilities to our U.K. business unit. Subsequent to the completion of the Macaw Acquisition, the OFT in the U.K. decided to review the transaction. Under applicable U.K. law, we were not required to seek pre-clearance of the Macaw Acquisition by the OFT. However, the OFT has referred the transaction to the Competition Commission for further investigation. The Competition Commission ruling is expected in May 2006. We expect that the transaction will be approved, but we cannot guarantee this outcome. However, until a ruling is made, the OFT and Competition Commission have required us to refrain from further integrating the Macaw business into the Cott business in the U.K.

     We expect 2006 net income to be substantially below the 2005 level as, along with charges for unusual items and compensation expense for stock options resulting from the implementation of SFAS 123R, we will have higher depreciation expense from capacity additions and the Macaw Acquisition, increased interest expense from the Macaw Acquisition and a higher effective tax rates mainly due to our inability to record tax benefits on losses in Canada.

     The actions we have outlined will take time to implement. We are moving forward in an urgent yet disciplined way and are working to position Cott for long term success.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE

We are exposed to changes in foreign currency exchange rates. Operations outside of the U.S. accounted for approximately 29% of 2005 sales and 26% of 2004 sales, and are concentrated principally in the U.K. and Canada. Our debt instruments, excluding debt of $135.3 million (78.1 million pounds sterling) related to the Macaw Acquisition and the U.K. operations, are denominated in U.S. dollars. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar and pound sterling at current levels of foreign debt and operations could be material to our financial condition and profitability.

     In 2005, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the Canadian and U.K. and European business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and mature at various dates through December 28, 2006. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

     The instruments are cash flow hedges under SFAS 133; accordingly, changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At December 31, 2005, the fair value of the options was $0.4 million and we had a $0.4 million unrealized loss in comprehensive income.

DEBT OBLIGATIONS AND INTEREST RATES

We have exposure to interest rate risk from our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are most vulnerable to fluctuations in the U.K. short-term base rate and the LIBOR rate. At current debt levels, a hypothetical increase of 10% in either interest rate measure would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at December 31, 2005 was 5.78%.

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

The information below summarizes our market risks associated with long-term debt obligations as of December 31, 2005. The table presents principal cash flows and related interest rates by year of maturity. Interest rates disclosed represent the actual weighted average rates as of December 31, 2005.

                                     DEBT OBLIGATIONS
                              ------------------------------
                                            WEIGHTED AVERAGE
                                           INTEREST RATE FOR
                              FIXED RATE     DEBT MATURING
                              ----------   -----------------
(IN MILLIONS OF US DOLLARS)
DEBT MATURING IN:
2006                            $  0.8            5.2%
2007                               0.8            5.2%
2008                               0.7            5.2%
2009                               0.3            5.2%
2010                                --             --
Thereafter                       275.0            8.0%
                                ------            ---
Total                           $277.6            8.0%
                                ------            ---
Fair Value                      $285.9
                                ------

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

     The report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, covering their audit of the consolidated financial statements and internal control over financial reporting as of December 31, 2005 and January 1, 2005 and the audit of the January 3, 2004 financial statements, is included in this Annual Report. We used PricewaterhouseCoopers LLP for audit and tax compliance services in 2005 and plan to engage them only to provide these services in the future.

     The Board of Directors annually appoints an Audit Committee, consisting of at least three independent directors. The Audit Committee meets with management, internal auditors and the independent auditors to review any significant accounting and auditing matters and to discuss the results of audit examinations. The Audit Committee also reviews the consolidated financial statements, the Report of Independent Registered Public Accounting Firm and other information in the Annual Report and recommends their approval to the Board of Directors.


                                        /s/ John K. Sheppard
                                        ----------------------------------------
                                        John K. Sheppard
                                        President & Chief Executive Officer
                                        February 22, 2006


                                        /s/ B. Clyde Preslar
                                        ----------------------------------------
                                        B. Clyde Preslar
                                        Executive Vice President & Chief
                                        Financial Officer
                                        February 22, 2006

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREOWNERS OF COTT CORPORATION:

We have completed an integrated audit of Cott Corporation's December 31, 2005 and January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its January 3, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Cott Corporation's December 31, 2005, January 1, 2005 and January 3, 2004 financial statements and on its' internal control over financial reporting as at December 31, 2005 based on our audits are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

In our opinion, the consolidated financial statements appearing under Item 8 of Form 10-K present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at December 31, 2005 and January 1, 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15 of Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A of Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal-control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


                                        /s/ PricewaterhouseCoopers LLP

                                        PricewaterhouseCoopers LLP
                                        Chartered Accountants
                                        Toronto, Ontario
                                        February 22, 2006

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                    For the years ended
                                                          --------------------------------------
                                                          DECEMBER 31,   January 1,   January 3,
                                                              2005          2005         2004
                                                          ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
SALES                                                       $1,755.3      $1,646.3     $1,417.8
Cost of sales                                                1,505.8       1,362.6      1,141.0
                                                            --------      --------     --------
GROSS PROFIT                                                   249.5         283.7        276.8
Selling, general and administrative expenses                   138.6         138.1        126.1
Unusual items - note 2
   Restructuring                                                 3.2            --           --
   Asset impairments                                            33.5           0.9          1.8
   Other                                                         0.8            --           --
                                                            --------      --------     --------
OPERATING INCOME                                                73.4         144.7        148.9
Other expense (income), net - note 3                             0.8          (0.1)         0.5
Interest expense, net - note 4                                  28.8          26.0         27.5
Minority interest                                                4.5           4.0          3.2
                                                            --------      --------     --------
INCOME BEFORE INCOME TAXES AND EQUITY LOSS                      39.3         114.8        117.7
Income taxes - note 5                                          (14.7)        (35.8)       (40.1)
Equity loss                                                       --          (0.7)        (0.2)
                                                            --------      --------     --------
NET INCOME - note 6                                         $   24.6          78.3     $   77.4
                                                            ========      ========     ========
PER SHARE DATA - note 7
   NET INCOME PER COMMON SHARE
   Basic                                                    $   0.34      $   1.10     $   1.12
   Diluted                                                  $   0.34      $   1.09     $   1.09

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,   January 1,
                                                                      2005          2005
                                                                  ------------   ----------
(IN MILLIONS OF U.S. DOLLARS)
ASSETS
CURRENT ASSETS
   Cash                                                             $   21.7      $   26.6
   Accounts receivable - note 8                                        191.1         184.3
   Inventories - note 9                                                144.2         122.8
   Prepaid expenses and other assets                                     9.5           9.7
                                                                    --------      --------
                                                                       366.5         343.4
PROPERTY, PLANT AND EQUIPMENT - note 11                                394.2         313.7
GOODWILL - note 12                                                     150.3          88.8
INTANGIBLES AND OTHER ASSETS - note 13                                 260.4         276.1
                                                                    --------      --------
                                                                    $1,171.4      $1,022.0
                                                                    ========      ========
LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings - note 14                                  $  157.9      $   71.4
   Current maturities of long-term debt - note 15                        0.8           0.8
   Accounts payable and accrued liabilities - note 16                  182.5         145.2
                                                                    --------      --------
                                                                       341.2         217.4
LONG-TERM DEBT - note 15                                               272.3         272.5
DEFERRED INCOME TAXES - note 5                                          53.5          51.0
                                                                    --------      --------
                                                                       667.0         540.9
                                                                    --------      --------
MINORITY INTEREST                                                       22.5          23.8
SHAREOWNERS' EQUITY
CAPITAL STOCK - note 17
   Common shares - 71,711,630 (2004 - 71,440,020) shares issued        291.4         287.0
RETAINED EARNINGS                                                      186.2         161.6
ACCUMULATED OTHER COMPREHENSIVE INCOME                                   4.3           8.7
                                                                    --------      --------
                                                                       481.9         457.3
                                                                    --------      --------
                                                                    $1,171.4      $1,022.0
                                                                    ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors


/s/ Serge Gouin                         /s/ Philip B. Livingston
-------------------------------------   ----------------------------------------
Director                                Director

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                                             Accumulated
                                          Number of                             Other
                                           Common       Common   Retained   Comprehensive   Total
                                           Shares       Shares   Earnings       Income      Equity
                                       --------------   ------   --------   -------------   ------
(IN MILLIONS OF U.S. DOLLARS)          (IN THOUSANDS)
Balance at December 28, 2002               68,559       $248.1    $  5.9       $(35.8)      $218.2
Options exercised, including tax
   benefit of $7.5 million - note 18        1,700         19.8        --           --         19.8
Comprehensive income - note 6
   Currency translation adjustment             --           --        --         29.7         29.7
   Net income                                  --           --      77.4           --         77.4
                                           ------       ------    ------       ------       ------
Balance at January 3, 2004                 70,259        267.9      83.3         (6.1)       345.1
Options exercised, including tax
   benefit of $4.8 million - note 18        1,181         19.1        --           --         19.1
Comprehensive income - note 6
   Currency translation adjustment             --           --        --         15.8         15.8
   Unrealized losses on cash flow
      hedges - note 10                         --           --        --         (1.0)        (1.0)
   Net income                                  --           --      78.3           --         78.3
                                           ------       ------    ------       ------       ------
Balance at January 1, 2005                 71,440        287.0     161.6          8.7        457.3
Options exercised, including tax
   benefit of $0.8 million - note 18          272          4.4        --           --          4.4
Comprehensive income - note 6
   Currency translation adjustment             --           --        --         (5.0)        (5.0)
   Change in unrealized loss on cash
      flow hedges - note 10                    --           --        --          0.6          0.6
   Net income                                  --           --      24.6           --         24.6
                                           ------       ------    ------       ------       ------
BALANCE AT DECEMBER 31, 2005               71,712       $291.4    $186.2       $  4.3       $481.9
                                           ======       ======    ======       ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the years ended
                                                   --------------------------------------
                                                   DECEMBER 31,   January 1,   January 3,
                                                       2005          2005         2004
                                                   ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS)
OPERATING ACTIVITIES
Net income                                           $  24.6        $ 78.3      $  77.4
Depreciation and amortization                           70.2          60.0         51.0
Amortization of financing fees                           0.8           0.7          1.7
Deferred income taxes - note 5                          (6.5)          9.1          9.6
Minority interest                                        4.5           4.0          3.2
Equity loss                                               --           0.7          0.2
Asset impairments                                       33.5           1.5          1.8
Other non-cash items                                     3.0           0.8          1.6
Net change in non-cash working capital - note 19        (1.0)        (52.4)        (3.8)
                                                     -------        ------      -------
Cash provided by operating activities                  129.1         102.7        142.7
                                                     -------        ------      -------
INVESTING ACTIVITIES
Additions to property, plant and equipment             (75.8)        (50.3)       (39.6)
Acquisitions - note 20                                (135.1)        (34.6)       (49.8)
Acquisition of production capacity                        --          (3.8)          --
Notes receivable                                          --            --         (2.5)
Other investing activities                              (6.8)         (4.7)        (9.9)
                                                     -------        ------      -------
Cash used in investing activities                     (217.7)        (93.4)      (101.8)
                                                     -------        ------      -------
FINANCING ACTIVITIES
Payments of long-term debt                              (0.9)         (3.5)       (90.2)
Short-term borrowings                                   91.8          (7.0)        55.8
Distributions to subsidiary minority shareowner         (5.8)         (5.9)        (4.1)
Issue of common shares                                   3.6          14.3         12.3
Financing costs                                         (3.8)           --           --
Other financing activities                              (0.4)         (0.4)        (0.4)
                                                     -------        ------      -------
Cash used in financing activities                       84.5          (2.5)       (26.6)
                                                     -------        ------      -------
Effect of exchange rate changes on cash                 (0.8)          1.4          0.8
                                                     -------        ------      -------
NET INCREASE (DECREASE) IN CASH                         (4.9)          8.2         15.1
CASH, BEGINNING OF YEAR                                 26.6          18.4          3.3
                                                     -------        ------      -------
CASH, END OF YEAR                                    $  21.7        $ 26.6      $  18.4
                                                     =======        ======      =======

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2005, 2004 AND 2003

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

ESTIMATES

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Determining whether impairment has occurred requires various estimates and assumptions including estimates of cash flows that are directly related to the potentially impaired asset, the useful life over which cash flows will occur and their amounts. The measurement of an impairment loss requires an estimate of fair value, which is based on cash flow estimates and the application of an appropriate discount rate.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payments requiring companies to recognize compensation expense for all types of stock options. On April 14, 2005 the Financial Accounting Standards Board approved a new rule that deferred the effective date of SFAS 123R. We will adopt this standard using the modified prospective approach for our interim period ending April 1, 2006. As discussed in note 18, had compensation expense for the plans been determined based on the fair value at the grant date consistent with SFAS 123, compensation expense for 2005 would have increased by $9.8 million and incomes taxes would decrease by $2.5 million. Comparative figures for the year ended December 31, 2005 would show income before income taxes and equity loss of $29.5 million, income tax expense of $12.2 million and net income of $17.3 million or $0.24 per basic and fully diluted share.

     In November 2004, the Financial Accounting Standards Board issued SFAS 151, Inventory Costs. The Statement requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities; unallocated overheads resulting from abnormally low production and certain other costs are to be recognized as an expense in the period in which they are incurred. We will adopt this standard for our interim period ending April 1, 2006. We do not expect this change to have a material impact on us.

REVENUE RECOGNITION

We recognize sales at the time ownership passes to the customer. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue.

SALES INCENTIVES

We participate in various incentive programs with our customers including programs under which incentives can be earned for attaining agreed upon sales volume targets over time. Sales incentives are deducted in arriving at sales. Sales incentives based on our customers achieving volume targets are accrued as the incentive is earned and is based on management's estimate of the total rebate the customer is expected to earn and claim. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals accordingly.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Buildings                 20 to 40 years
Machinery and equipment    7 to 15 years
Furniture and fixtures     3 to 10 years
Plates and films           up to 3 years

Leasehold improvements are amortized over the remaining life of the lease.

GOODWILL

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. We test the goodwill for impairment at least annually. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. We compare the fair value of a reporting unit to its carrying value. If the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill. Any impairment in value is recognized in net income.

INTANGIBLES AND OTHER ASSETS

Issuance costs for credit facilities and long-term debt are deferred and amortized over the term of the credit agreement or related debt, respectively.

     Rights to manufacture concentrate formulas, with all the related inventions, processes and technical expertise, are recorded as intangible assets at the cost of acquisition. The rights are not amortized because their useful lives extend indefinitely. We compare the carrying amount of the rights to their fair value, at least annually, and recognize in net income any impairment in value.

     Customer relationships are amortized over periods of up to 15 years. Trademarks are recorded at the cost of acquisition and are amortized over 15 years.

     Information technology includes computer software and licenses, computer programs and information systems, which are amortized over a period of 3 to 5 years.

IMPAIRMENT OF LONG-LIVED ASSETS

If events and changes in circumstances indicate that the carrying values of long-lived assets or, if appropriate, groups of long-lived assets may not be recoverable, we compare the undiscounted future cash flows from the use and eventual disposal of the assets to the carrying amounts. If the carrying amounts exceed these cash flows, we recognize an impairment to the extent that the carrying amounts exceed the fair values of the assets.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of foreign operations, all of which are self-sustaining, are translated at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the period. The resulting gains or losses are accumulated in the other comprehensive income account in shareowners' equity.

TAXATION

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the accounting values of assets and liabilities and their related tax bases using currently enacted income tax rates. A valuation allowance is established to reduce deferred income tax assets if, on the basis of available evidence, it is not more likely than not that all or a portion of any deferred tax assets will be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated.

DERIVATIVE FINANCIAL INSTRUMENTS

We enter into foreign exchange option and forward contracts to mitigate exposure to declines in the value of the Canadian dollar and pound sterling. We account for foreign exchange options as cash flow hedges. Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings.

TRANSFERS OF FINANCIAL ASSETS

We account for accounts receivables sold through our receivable securitization facility in accordance with SFAS 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt. The transactions are accounted for as short-term borrowings as we have not surrendered control of the receivables. The accounts receivables and related debt have both been recorded in the consolidated financial statements.

STOCK BASED COMPENSATION

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

NOTE 2
Unusual Items

                                               For the years ended
                                -------------------------------------------------
                                   DECEMBER 31, 2005
                                -----------------------   January 1,   January 3,
                                 NORTH                       2005         2004
                                AMERICA   OTHER   TOTAL      Total        Total
                                -------   -----   -----   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Restructuring                    $ 3.0    $ 0.2   $ 3.2      $ --         $ --
Asset impairments                 33.0      0.5    33.5       0.9          1.8
Other                               --      0.8     0.8        --           --
                                 -----    -----   -----      ----         ----
                                 $36.0    $ 1.5   $37.5      $0.9         $1.8
                                 =====    =====   =====      ====         ====

NORTH AMERICA

In September 2005 we announced our plan to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate under performing assets and increase focus on high potential accounts.

     In conjunction with this plan, in December 2005 we announced our intention to close our Columbus, Ohio manufacturing plant in March 2006 to bring production capacity in line with the needs of our customers and in February 2006 we closed our juice plant in Lachine, Quebec.

Restructuring - We recorded restructuring charges of $3.0 million including $2.6 million for severance and $0.4 million for contract termination payments relating to the management realignment. We anticipate additional charges of $2.7 million will be recognized, including $0.7 for severance and $2.0 million for contract terminations, relating to the closures of Columbus, Ohio plant and the Lachine, Quebec juice plant in the year ending December 30, 2006.

     We are currently evaluating various actions to reduce costs but have not developed detailed plans to sufficient extent to determine the liabilities.

Asset impairment - As a result of declining sales and margins with certain customers, we conducted an impairment analysis of our customer relationship assets by comparing estimated future cash flows at the lowest level of cash flows that were separately identifiable to the carrying value of the asset. This analysis showed that the estimated future cash flows were not sufficient to recover the carrying value on certain customer relationship assets and accordingly, in 2005 we recorded asset impairment charges of $20.0 million in order to write down the customer relationship assets to their estimated fair value. Fair value was determined by discounting estimated future cash flows related to the customer relationship assets.

     We recorded an impairment loss of $9.3 million related to the closure of our Columbus, Ohio plant, including a $3.4 million writedown to property, plant and equipment and a $5.9 million writedown of all the goodwill relating to this component.

     The remaining asset impairment loss of $3.7 million in North America pertains primarily to write downs of certain equipment and our remaining investment in an equity investee.

     We may also rationalize products and additional production capacity but have not yet completed our analysis nor have we completed our detailed plans and accordingly, the ultimate amount of any asset impairment charges or change in useful lives of assets that may result is uncertain. It is reasonably possible that our estimates of future cash flows, the useful lives, or both related to certain equipment and intangibles will be significantly reduced in the near term. As a result, the carrying value of the related assets may also be reduced materially in the near term.

OTHER

Other unusual items includes primarily legal fees relating to the U.K. Office of Fair Trading ("OFT") and Competition

Commission review of the acquisition of 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited (the "Macaw Acquisition") in the U.K. and other asset impairment charges in the Corporate and Other segment.


YEARS ENDED JANUARY 1, 2005 AND JANUARY 3, 2004

During the years ended January 1, 2005 and January 3, 2004 unusual items were $0.9 million and $1.8 million, respectively, including charges of $1.5 million and $2.1 million, respectively, relating to provisions for a note due to an equity investee.


NOTE 3
Other Expense (Income), Net


                                          For the years ended
                                --------------------------------------
                                DECEMBER 31,   January 1,   January 3,
                                    2005          2005         2004
                                ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Foreign exchange (gain) loss       $(0.5)        $ 0.7        $ 1.2
Loss (gain) on disposal of
   property, plant and
   equipment                         1.5          (0.3)        (0.1)
Other                               (0.2)         (0.5)        (0.6)
                                   -----         -----        -----
                                   $ 0.8         $(0.1)       $ 0.5
                                   =====         =====        =====



NOTE 4
Interest Expense, Net


                                          For the years ended
                                --------------------------------------
                                DECEMBER 31,   January 1,   January 3,
                                    2005          2005         2004
                                ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Interest on long-term debt         $23.1         $23.3        $26.4
Other interest expense               6.2           3.2          1.7
Interest income                     (0.5)         (0.5)        (0.6)
                                   -----         -----        -----
                                   $28.8         $26.0        $27.5
                                   =====         =====        =====


Interest paid during the year was approximately $27.2 million ($25.0 million - January 1, 2005; $25.9 million - January 3, 2004).



NOTE 5
Income Taxes

Income (loss) before income taxes and equity loss consisted of the following:


                                          For the years ended
                                --------------------------------------
                                DECEMBER 31,   January 1,   January 3,
                                    2005          2005         2004
                                ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Canada                             $(10.2)       $ (1.9)      $  3.6
Outside Canada                       49.5         116.7        114.1
                                   ------        ------       ------
                                   $ 39.3        $114.8       $117.7
                                   ======        ======       ======











Provision for income taxes consisted of the following:

                                          For the years ended
                                --------------------------------------
                                DECEMBER 31,   January 1,   January 3,
                                    2005          2005         2004
                                ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS)
CURRENT
Canada                             $ (0.2)       $ (0.1)      $ (0.2)
Outside Canada                      (21.0)        (26.6)       (30.3)
                                   ------        ------       ------
                                   $(21.2)       $(26.7)      $(30.5)
                                   ------        ------       ------
DEFERRED
Canada                             $ (0.8)       $  1.5       $ (1.2)
Outside Canada                        7.3         (10.6)        (8.4)
                                   ------        ------       ------
                                   $  6.5        $ (9.1)      $ (9.6)
                                   ------        ------       ------
PROVISION FOR INCOME TAXES         $(14.7)       $(35.8)      $(40.1)
                                   ======        ======       ======

Income taxes paid during the year were $14.3 million ($27.3 million - January 1, 2005; $21.8 million - January 3, 2004).

     The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                          For the years ended
                                --------------------------------------
                                DECEMBER 31,   January 1,   January 3,
                                    2005          2005         2004
                                ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Income tax provision based
   on Canadian statutory
   rates                           $(13.6)       $(39.8)      $(42.3)
Foreign tax rate
   differential                       4.6           1.7          2.6
Manufacturing and
   processing deduction                --            --          0.1
Decrease (increase) in
   valuation allowance              (21.0)          0.6         (0.6)
Adjustment for change in
   enacted rates                       --            --          1.0
Reduction to reserve                 19.3           2.0           --
Non-deductible and other
   items                             (4.0)         (0.3)        (0.9)
                                   ------        ------       ------
Provision for income taxes         $(14.7)       $(35.8)      $(40.1)
                                   ======        ======       ======

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:


                                DECEMBER 31,   January 1,
                                    2005          2005
                                ------------   ----------
DEFERRED TAX ASSETS
Loss carryforwards                 $ 12.4        $ 19.5
Property, plant and equipment         7.7            --
Liabilities and reserves              4.8           5.5
Other                                 1.1           2.4
                                   ------        ------
                                     26.0          27.4
Valuation allowance                 (21.0)           --
                                   ------        ------
                                      5.0          27.4
                                   ------        ------
DEFERRED TAX LIABILITIES
Property, plant and equipment        42.8          41.8
Intangible assets                    10.7          12.3
Other                                 5.0          24.3
                                   ------        ------
                                     58.5          78.4
                                   ------        ------
NET DEFERRED TAX LIABILITY         $(53.5)       $(51.0)
                                   ======        ======


As of December 31, 2005, operating loss carryforwards primarily in Canada, of $35.6 million are available to reduce future taxable income. These losses expire as follows:


(IN MILLIONS OF U.S. DOLLARS)
2006                            $25.2
2008                              7.3
2009                              1.4
2010                              1.4
2011                              0.3
                                -----
                                $35.6
                                =====


NOTE 6
Other Comprehensive Income


                                          For the years ended
                                --------------------------------------
                                DECEMBER 31,   January 1,   January 3,
                                    2005          2005         2004
                                ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Net income                          $24.6        $78.3        $ 77.4
Foreign currency
  translation gain (loss)            (5.0)        15.8          29.7
Change in unrealized loss
  on cash flow hedges                 0.6         (1.0)           --
                                    -----        -----        ------
                                    $20.2        $93.1        $107.1
                                    =====        =====        ======


NOTE 7
Income per Common Share

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











The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:


                                                For the years ended
                                      --------------------------------------
                                      DECEMBER 31,   January 1,   January 3,
                                          2005          2005         2004
                                      ------------   ----------   ----------
(IN THOUSANDS)
Weighted average number of shares
   outstanding -- basic                  71,628        71,006       69,389
Dilutive effect of stock options            272         1,065        1,607
                                         ------        ------       ------
Adjusted weighted average number of
   shares outstanding -- diluted         71,900        72,071       70,996
                                         ======        ======       ======


At December 31, 2005, options to purchase 4,102,864 (January 1, 2005 -- 1,493,000) shares of common stock at a weighted average exercise price of C$32.60 (January 1, 2005 -- C$40.83) per share were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock.

NOTE 8
Accounts Receivable

                                  DECEMBER 31,   January 1,
                                      2005          2005
                                  ------------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Trade receivables                    $178.7        $154.2
Allowance for doubtful accounts        (7.8)        (12.1)
Other                                  20.2          42.2
                                     ------        ------
                                     $191.1        $184.3
                                     ======        ======


We wrote down the remaining balance due from an equity investee in the year ended December 31, 2005. As of January 1, 2005, other receivables included $7.0 million due from an equity investee and the allowance for doubtful accounts included $3.9 million due from an equity investee.


NOTE 9
Inventories

                                DECEMBER 31,   January 1,
                                    2005          2005
                                ------------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Raw materials                      $ 63.9        $ 47.9
Finished goods                       62.9          59.9
Other                                17.4          15.0
                                   ------        ------
                                   $144.2        $122.8
                                   ======        ======

NOTE 10
Derivative Financial Instruments

In 2005, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the Canadian and U.K. and European business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and pound sterling and mature at various dates through December 28, 2006. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

     In addition, in 2004 we entered into one forward foreign exchange contract to purchase U.S. dollars at a fixed rate per pound sterling. The forward foreign exchange contract matured in January 2005. The fair market value of the forward foreign exchange contract is included in prepaid expenses and other assets as of January 1, 2005.

     At December 31, 2005, the hedges consisted of foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar at a cost of $0.8 million. The fair value of the options of $0.4 million has been included in prepaid expenses and other assets and the unrealized loss of $0.4 million is recorded in comprehensive income, reflecting a $0.6 million change in the unrealized loss in comprehensive income in 2005. The fair value of options and forward contract was $0.9 million at January 1, 2005 and we recorded a $1.0 million unrealized loss in other comprehensive income.

NOTE 11
Property, Plant and Equipment

                                       DECEMBER 31, 2005                 January 1, 2005
                                ------------------------------   ------------------------------
                                          ACCUMULATED                      Accumulated
                                 COST    DEPRECIATION     NET     Cost    Depreciation     Net
                                ------   ------------   ------   ------   ------------   ------
(IN MILLIONS OF U.S. DOLLARS)
Land                            $ 20.6      $   --      $ 20.6   $ 21.4      $   --      $ 21.4
Buildings                        119.0        27.7        91.3    101.5        24.0        77.5
Machinery and equipment          484.3       230.0       254.3    402.6       205.4       197.2
Plates and film                   23.1        14.0         9.1     23.2        13.7         9.5
Leasehold improvements            21.4         4.7        16.7      9.3         3.9         5.4
Furniture and fixtures            12.4        10.2         2.2     12.3         9.6         2.7
                                ------      ------      ------   ------      ------      ------
                                $680.8      $286.6      $394.2   $570.3      $256.6      $313.7
                                ======      ======      ======   ======      ======      ======

Depreciation expense for fiscal 2005 was $49.8 million ($41.7 million -- January 1, 2005; $38.4 million -- January 3, 2004).

NOTE 12
Goodwill

                                        DECEMBER 31,   January 1,
                                            2005          2005
                                        ------------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Balance at beginning of period             $ 88.8        $81.6
Acquisitions -- note 20                      69.4          5.7
Impairment losses recognized - note 2        (5.9)          --
Foreign exchange                             (2.0)         1.5
                                           ------        -----
Balance at end of period                   $150.3        $88.8
                                           ======        =====

NOTE 13
Intangibles and Other Assets

                                            DECEMBER 31, 2005                 January 1, 2005
                                     ------------------------------   ------------------------------
                                               ACCUMULATED                      Accumulated
                                      COST    AMORTIZATION     NET     Cost    Amortization     Net
                                     ------   ------------   ------   ------   ------------   ------
(IN MILLIONS OF U.S. DOLLARS)
INTANGIBLES
Not subject to amortization
   Rights                            $ 80.4       $  --      $ 80.4   $ 80.4      $  --       $ 80.4
                                     ------       -----      ------   ------      -----       ------
Subject to amortization
   Customer relationships - note 2    166.7        40.1       126.6    164.7       31.5        133.2
   Trademarks                          29.0         9.3        19.7     30.0        7.3         22.7
   Information technology              49.1        24.1        25.0     40.4       18.4         22.0
   Other                                3.6         1.0         2.6      3.6        0.6          3.0
                                     ------       -----      ------   ------      -----       ------
                                      248.4        74.5       173.9    238.7       57.8        180.9
                                     ------       -----      ------   ------      -----       ------
                                      328.8        74.5       254.3    319.1       57.8        261.3
                                     ------       -----      ------   ------      -----       ------
OTHER ASSETS
Financing costs                         4.6         1.2         3.4      5.6        4.6          1.0
Other                                   5.4         2.7         2.7     15.5        1.7         13.8
                                     ------       -----      ------   ------      -----       ------
                                       10.0         3.9         6.1     21.1        6.3         14.8
                                     ------       -----      ------   ------      -----       ------
                                     $338.8       $78.4      $260.4   $340.2      $64.1       $276.1
                                     ======       =====      ======   ======      =====       ======

During the year we recorded a $20.0 million impairment loss on customer relationships as described in note 2.

Amortization expense of intangibles was $20.0 million ($17.8 million - January 1, 2005; $12.5 million - January 3, 2004). Amortization of intangibles includes $6.4 million ($6.2 million - January 1, 2005; $5.1 million - January 3, 2004) relating to information technology assets.

     The estimated amortization expense for intangibles over the next five years is:

(IN MILLIONS OF U.S. DOLLARS)
2006                            $21.9
2007                             21.9
2008                             21.4
2009                             13.4
2010                             13.4
                                -----
                                $92.0
                                =====

NOTE 14
Short-Term Borrowings

Short-term borrowings include bank overdrafts, and borrowings under our credit facilities and receivables securitization facility.

     On March 31, 2005, we entered into committed senior secured credit facilities that provide for financing in North America, the U.K. and Mexico expiring on March 31, 2010. The facilities replaced our former committed senior secured credit facility in the U.S. and Canada and our demand bank credit facility in the U.K. These multicurrency facilities were amended on August 10, 2005 to increase the facilities to $225.0 from $100.0 million, to add Macaw (Soft Drinks) Limited as a co-borrower, to consent to the Macaw Acquisition, and to increase the maximum facility amount to $350.0 million.

     The amended facilities allow for revolving credit borrowings in a principal amount of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. The amended facilities include two separate facilities:

(1) a $220.0 million multicurrency facility made by certain lenders to us and our indirect wholly-owned subsidiaries, Cott Beverages Inc., Macaw (Soft Drinks) Limited and Cott Beverages Limited as co-borrowers, and

(2) a $5.0 million Mexican facility made by certain lenders to our indirect 90% owned subsidiary Cott Embotelladores de Mexico, S.A. de C.V. ("CEMSA").

     Each facility includes subfacilities for swingline loans and letters of credit. The $225.0 million facilities can be increased up to an additional $125.0 million at our option if the lenders agree to increase their commitments or new lenders join the facility and we satisfy certain conditions. Within such $125.0 million of extra availability, and subject to certain other limitations, we can establish additional revolving loan facilities in an aggregate amount not to exceed $30.0 million to be provided in various currencies as agreed upon for additional subsidiaries designated by us. Wachovia Bank, National Association acts as administrative agent and security trustee for lenders under these facilities.

     The facilities are collateralized by substantially all our personal property with certain exceptions including the receivables sold as part of our receivables securitization facility discussed below.

     In general, borrowings under the credit facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. A facility fee of between 0.15% and 0.375% per annum is payable on the entire line of credit. The level of the facility fee is dependent on financial covenants.

     As at December 31, 2005, credit of $78.8 million was available after borrowings of $141.3 million ($6.0 million and 78.1 million pounds sterling) and standby letters of credit of $4.9 million. The weighted average interest rate was 5.83% on these facilities as of December 31, 2005.

     The weighted average interest rate on short-term borrowings outstanding as of January 1, 2005 was 4.19%.

     On April 1, 2005, our principal U.S. operating subsidiaries entered into a receivables securitization facility under which they agreed to sell substantially all of their receivables generated from their ordinary course operations, as well as certain related assets, to our new special purpose indirect subsidiary, Cott USA Receivables Corporation. This subsidiary in turn sells and assigns undivided interests in the receivables and related assets to an unaffiliated entity, Park Avenue Receivables Company, LLC and certain other financial institutions (the "Purchasers") in exchange for cash in amounts determined by the parties, subject to specified conditions. The transfers to the Purchasers are treated as financing activities for purposes of our consolidated financial statements. The agreement contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining its activities or the activities of its subsidiaries, except for Cott USA Receivables Corporation.

     The amount of funds available under the receivables facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of the Purchasers. A fee of between 0.20% and 0.40% per annum is currently payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of December 31, 2005, $39.6 million of eligible receivables, net of reserves, were available for purchase and $10.0 million was outstanding, under this facility, at a weighted average interest rate of 5.08%.


NOTE 15
Long-Term Debt


                                DECEMBER 31,   January 1,
                                    2005          2005
                                ------------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Senior subordinated unsecured
   notes at 8% due 2011 (a)        $270.5        $269.8
Capital leases                        2.6           3.5
                                   ------        ------
                                    273.1         273.3
Less current maturities              (0.8)         (0.8)
                                   ------        ------
                                   $272.3        $272.5
                                   ======        ======


a) Our 8% senior subordinated unsecured notes were issued at a discount of 2.75% on December 21, 2001. The fair value of the notes as of December 31, 2005 is estimated to be $283.3 million (January 1, 2005 - $299.1 million). The notes contain a number of financial covenants including limitations on capital stock repurchases, dividend payments and incurrence of indebtedness. Penalties exist if we redeem the notes prior to December 15, 2009.


                                DECEMBER 31,   January 1,
                                    2005          2005
                                ------------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Face value                         $275.0        $275.0
Discount                             (4.5)         (5.2)
                                   ------        ------
                                   $270.5        $269.8
                                   ======        ======







b) Long-term debt payments required in each of the next five years and thereafter are as follows:

(IN MILLIONS OF U.S. DOLLARS)
2006                            $  0.8
2007                               0.8
2008                               0.7
2009                               0.3
2010                                --
Thereafter                       275.0
                                ------
                                $277.6
                                ======

NOTE 16
Accounts Payable and Accrued Liabilities

                                DECEMBER 31,   January 1,
                                    2005          2005
                                ------------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Trade payables                     $112.6        $ 79.1
Accrued compensation                 14.7          17.5
Accrued promotion and rebates        27.6          24.9
Accrued interest                      1.8           1.2
Restructuring                         1.5            --
Income, sales and other taxes         8.9           8.8
Other accrued liabilities            15.4          13.7
                                   ------        ------
                                   $182.5        $145.2
                                   ======        ======

NOTE 17
Capital Stock

Our authorized capital stock consists of an unlimited number of common shares.


NOTE 18
Stock Option Plans

Under the 1986 Common Share Option Plan, as amended, we have reserved 14.0 million common shares for future issuance. Options are granted at a price not less than fair value of the shares on the date of grant.

     Options granted on or after April 12, 1996 but before September 1, 1998 expire after 10 years and vest at 25% per annum commencing on the second anniversary date of the grant. Options granted after September 1, 1998 expire after 7 years and vest at 30% per annum on the anniversary date of the grant for the first two years and the balance on the third anniversary date of the grant. Certain options granted under the plan vest monthly over a period of 24 or 36 months. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferable.

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


                                           For the years ended
                                 --------------------------------------
                                 DECEMBER 31,   January 1,   January 3,
                                     2005          2005         2004
                                 ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
NET INCOME
   As reported                      $ 24.6        $ 78.3       $ 77.4
   Compensation expense,
      net of tax of $2.5
      million (January 1, 2005
      - $2.9 million; January
      3, 2004 - $1.9 million)         (7.3)         (8.6)        (6.3)
                                    ------        ------       ------
   Pro forma                        $ 17.3        $ 69.7       $ 71.1
                                    ======        ======       ======
NET INCOME PER SHARE --
   BASIC
   As reported                      $ 0.34        $ 1.10       $ 1.12
   Pro forma                        $ 0.24        $ 0.98       $ 1.02
NET INCOME PER SHARE --
   DILUTED
   As reported                      $ 0.34        $ 1.09       $ 1.09
   Pro forma                        $ 0.24        $ 0.97       $ 1.00
                                    ------        ------       ------


The pro forma compensation expense has been tax effected to the extent it relates to stock options granted to employees in jurisdictions where the related benefits are deductible for income tax purposes.

     Total compensation cost related to non-vested awards not yet recognized is $18.8 million. The weighted average period over which this is expected to be recognized is 1.6 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                    For the years ended
                          --------------------------------------
                          DECEMBER 31,   January 1,   January 3,
                              2005          2005         2004
                          ------------   ----------   ----------
Risk-free interest rate     3.3%-3.9%      3.3%-3.9%   3.9%-4.3%
Average expected life
   (years)                         4              4           4
Expected volatility             40.0%    40.0%-45.0%       45.0%
Expected dividend yield           --             --          --








Option activity was as follows:

                                                       Weighted
                                                     average fair
                                                       value of
                                         WEIGHTED       options
                                          AVERAGE       granted
                                         EXERCISE     during the
                             SHARES     PRICE (C$)       year
                           ----------   ----------   ------------
Balance at December 28,
   2002                     4,984,340     $16.90
      Granted                 929,250     $29.95        $12.24
      Exercised            (1,699,796)    $ 9.51
      Forfeited              (146,640)    $20.10
                           ----------     ------
Balance at January 3,
   2004                     4,067,154     $22.90
      Granted               1,538,750     $40.70        $15.96
      Exercised            (1,181,189)    $16.06
      Forfeited              (218,750)    $31.22
                           ----------     ------
Balance at  January 1,
   2005                     4,205,965     $30.90
      Granted               1,309,250     $29.07        $ 9.55
      Exercised              (271,610)    $15.65
      Forfeited              (638,950)    $33.23
                           ----------     ------
Balance at December 31,
   2005                    (4,604,655)    $30.69
                           ==========     ======

Outstanding options at December 31, 2005 are as follows:

                            Options Outstanding                Options Exercisable
                  ---------------------------------------   ------------------------
                                                Weighted                   Weighted
    Range of                      Remaining     Average                     Average
    Exercise         Number      Contractual    Exercise       Number      Exercise
  Prices (C$)     Outstanding   Life (Years)   Price (C$)   Exercisable   Price (C$)
  -----------     -----------   ------------   ----------   -----------   ----------
$5.95 - $16.10       131,691         2.0         $ 9.91        131,691      $ 9.91
$16.68- $24.25       679,964         2.8         $19.84        674,438      $19.80
$26.00 - $33.30    2,499,350         5.2         $29.77      1,107,190      $30.30
$35.21 - $43.64    1,293,650         5.3         $41.02        404,475      $41.02
                   ---------         ---         ------      ---------      ------
                   4,604,655         4.8         $30.69      2,317,794      $28.05
                   =========         ===         ======      =========      ======

NOTE 19
Net Change in Non-Cash Working Capital

The changes in non-cash working capital components, net of effects of acquisitions and divestitures of businesses and unrealized foreign exchange gains and losses, are as follows:


                                    For the years ended
                          --------------------------------------
                          DECEMBER 31,   January 1,   January 3,
                              2005          2005         2004
                          ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Decrease (increase) in
   accounts receivable        $(5.0)      $(21.3)       $ (2.7)
Decrease (increase) in
   inventories                (15.4)       (22.8)        (11.0)
Decrease (increase) in
   prepaid expenses             0.5         (4.8)         (1.0)
Increase (decrease) in
   accounts payable and
   accrued liabilities         18.9         (3.5)         10.9
                              -----       ------        ------
                              $(1.0)      $(52.4)       $ (3.8)
                              =====       ======        ======


NOTE 20
Acquisitions

All acquisitions have been accounted for using the purchase method, and accordingly, the results of operations are included in our consolidated statements of income from the effective dates of purchase, except as otherwise indicated.

     The total purchase prices of the acquisitions and equity investments were allocated as follows based on the fair value of the net assets:


                         DECEMBER 31,   January 1,   January 3,
                             2005          2005         2004
                         ------------   ----------   ----------
(IN MILLIONS OF U.S. DOLLARS)
Current assets              $ 23.2         $ 6.0       $(0.6)
Property, plant and
   equipment                  50.1          19.3         3.6
Rights                          --            --         0.3
Customer relationships        24.9           6.8        49.7
Trademarks                      --           0.8          --
Goodwill                      69.4           5.7         0.7
Other assets                    --            --         0.2
Equity investments              --            --        (1.3)
                            ------         -----       -----
                             167.6          38.6        52.6
                            ------         -----       -----
Current liabilities           22.0           4.0         0.4
Other liabilities               --            --         2.4
Deferred taxes                10.5            --          --
                            ------         -----       -----
PURCHASE PRICE              $135.1         $34.6       $49.8
                            ======         =====       =====


Year ended December 31, 2005

Effective August 10, 2005 we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited, the largest privately owned manufacturer of retailer brand carbonated soft drinks in the United Kingdom. The Macaw Acquisition represents a significant strategic investment in our U.K. business with additional production capacity and manufacturing capabilities in the fast-growing aseptic beverage segment. The purchase price for the acquisition was $135.1 million (75.4 million pounds sterling) including acquisition costs of $2.4 million (1.3 million pounds sterling). The acquisition was financed under our senior secured credit facility, which was increased from $100.0 million to $225.0 million in connection with this transaction. The goodwill recognized on the transaction is not deductible for tax purposes. The value of customer relationships acquired is being amortized over 15 years.

     The following unaudited pro forma information for the year ended December 31, 2005 and January 1, 2005 presents the consolidated results of operations of the Company as if the acquisition of Macaw had occurred as of January 4, 2004. Pro forma information does not include the synergies that we anticipate should result from the acquisition.



                                 DECEMBER 31,   January 1,
                                     2005          2005
                                 ------------   ----------
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
SALES
   As reported                     $1,755.3      $1,646.3
   Pro forma                        1,813.7       1,755.1
NET INCOME
   As reported                         24.6          78.3
   Pro forma                           21.7          75.3
NET INCOME PER SHARE - BASIC
   As reported                         0.34          1.10
   Pro forma                           0.30          1.06
NET INCOME PER SHARE - DILUTED
   As reported                         0.34          1.09
   Pro forma                           0.30          1.04
                                       ----          ----

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

NOTE 21
Benefit Plans

Cott primarily maintains defined contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $5.6 million for the year ended December 31, 2005 ($5.6 million - January 1, 2005; $4.5 million -- January 3, 2004).

NOTE 22
Commitments and Contingencies

a) We lease buildings, machinery & equipment, computer software and furniture & fixtures. All contractual increases and rent free periods included in the lease contract are taken into account when calculating the minimum lease payment and recognized on a straight line basis over the lease term. Certain leases have renewal periods and contingent rentals which are not included in the table below. The minimum annual payments under operating leases are as follows:

(IN MILLIONS OF U.S. DOLLARS)
2006                            $17.8
2007                             13.8
2008                             10.6
2009                              9.2
2010                              8.3
Thereafter                       35.9
                                -----
                                $95.6
                                =====

    Operating lease expenses were:

(IN MILLIONS OF U.S. DOLLARS)
Year ended December 31, 2005    $17.6
Year ended January 1, 2005      $11.9
Year ended January 3, 2004      $13.0

b) As of December 31, 2005, we had commitments for capital expenditures of approximately $0.7 million and commitments for inventory of approximately $16.9 million. In addition, we have certain contracts with suppliers and co-packers which would require us to pay an aggregate of $5.1 million in order to cancel these contracts.

c) We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

          In January 2005, we were named as one of many defendants in a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on consumers. In February 2005 similar class action claims were filed in a number of other Canadian provinces. The litigation is at a very preliminary stage and the merits of the case have not been determined.

d) We had $4.9 million in standby letters of credit outstanding as of December 31, 2005 ($4.0 million -- January 1, 2005).

e) The Office of Fair Trading in the U.K. has referred the Macaw Acquisition to the Competition Commission for further investigation. The Competition Commission ruling is expected in May 2006. We expect that the transaction will be approved but we cannot guarantee this outcome. However, if the Competition Commission rules against us, we may be required to divest ourselves of all or part of this business.

NOTE 23
Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in North America, the U.K. & Europe and International business segments. The International segment includes our Mexican business, our Royal Crown International business and our business in Asia. The concentrate assets, sales and related expenses have been included in the Corporate & Other segment. For comparative purposes, segmented information has been restated to conform to the way we currently manage our beverage business.

BUSINESS SEGMENTS

                                                                       DECEMBER 31, 2005
                                               ----------------------------------------------------------------
                                                 NORTH    UNITED KINGDOM                   CORPORATE
                                                AMERICA      & EUROPE      INTERNATIONAL    & OTHER      TOTAL
                                               --------   --------------   -------------   ---------   --------
(IN MILLIONS OF U.S. DOLLARS)
External sales                                 $1,428.0       $251.9           $71.6         $  3.8    $1,755.3
Depreciation and amortization                      54.3         11.5             1.4            3.0        70.2
Unusual items - note 2
   Restructuring and other                          3.0           --              --            0.2         3.2
   Goodwill impairment                              5.9           --              --             --         5.9
   Other asset impairments                         27.1         (0.2)             --            0.7        27.6
   Other unusual items                               --          0.8              --             --         0.8
Operating income (loss) before unusual items       62.5         13.7            10.8          (13.6)       73.4
Property, plant and equipment                     266.2        109.4            10.3            8.3       394.2
Goodwill                                           74.1         66.6             4.5            5.1       150.3
Intangibles and other assets                      136.0         26.3             1.1           97.0       260.4
Total assets                                      709.4        307.7            83.1           71.2     1,171.4
Additions to property, plant and equipment         62.3          9.7             1.5            2.3        75.8
Goodwill acquired                                    --         69.4              --             --        69.4

                                                                        January 1, 2005
                                               ----------------------------------------------------------------
                                                 North    United Kingdom                   Corporate
                                                America      & Europe      International    & Other      Total
                                               --------   --------------   -------------   ---------   --------
(IN MILLIONS OF U.S. DOLLARS)
External sales                                 $1,388.5       $194.3           $61.2         $ 2.3     $1,646.3
Depreciation and amortization                      48.5          8.2             1.2           2.1         60.0
Unusual items                                      (1.5)         0.4              --           0.2         (0.9)
Operating income (loss) before unusual items      130.6         12.7            10.4          (9.0)       144.7
Property, plant and equipment                     227.9         68.7             9.6           7.5        313.7
Goodwill                                           79.1           --             4.6           5.1         88.8
Intangibles and other assets                      182.7          3.9             1.2          88.3        276.1
Total assets                                      720.4        135.6            84.7          81.3      1,022.0
Additions to property, plant and equipment         41.2          4.9             1.6           2.6         50.3
Acquisition of production capacity                  3.8           --              --            --          3.8

                                                                        January 3, 2004
                                               ----------------------------------------------------------------
                                                 North    United Kingdom                   Corporate
                                                America      & Europe      International    & Other      Total
                                               --------   --------------   -------------   ---------   --------
(IN MILLIONS OF U.S. DOLLARS)
External sales                                 $1,207.7       $166.6           $42.1         $ 1.4     $1,417.8
Depreciation and amortization                      41.3          7.3             0.7           1.7         51.0
Unusual Items                                      (1.8)          --              --            --         (1.8)
Operating income (loss)                           144.3          7.7             5.7          (7.0)       150.7
Property, plant and equipment                     210.4         66.7             9.2           7.0        293.3
Goodwill                                           71.9           --             4.6           5.1         81.6
Intangibles and other assets                      180.1          1.1             1.4          84.2        266.8
Total assets                                      643.3        126.7            77.6          61.2        908.8
Additions to property, plant and equipment         23.6          7.0             6.1           2.9         39.6

Total assets under the Corporate & Other caption include the elimination of intersegment receivables and investments.

     For the year ended December 31, 2005, sales to Wal-Mart accounted for 40% (2004 -- 40%, 2003 -- 42%) of our total sales.

     Credit risk arises from the potential default of a customer in meeting its financial obligations with us. Concentrations of credit exposure may arise with a group of customers which have similar economic characteristics or that are located in the same geographic region. The ability of such customers to meet obligations would be similarly affected by changing economic, political or other conditions. We are not currently aware of any facts that would create a material credit risk.

     Revenues by geographic area are as follows:

                   DECEMBER 31,    January 1,    January 3,
                       2005           2005          2004
                   ------------    ----------    ----------
(IN MILLIONS OF U.S. DOLLARS)
United States        $1,251.3        $1,221.8      $1,035.8
Canada                  201.2           189.5         191.0
United Kingdom          244.4           186.9         160.2
Other countries          58.4            48.1          30.8
                     --------        --------      --------
                     $1,755.3        $1,646.3      $1,417.8
                     ========        ========      ========

Revenues are attributed to countries based on the location of the plant.

     Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

                                DECEMBER 31,   January 1,
                                    2005          2005
                                ------------   ----------
(IN MILLIONS OF U.S. DOLLARS)
United States                      $491.7        $508.9
Canada                               98.2          86.3
United Kingdom                      202.3          72.5
Other countries                      12.7          10.9
                                   ------        ------
                                   $804.9        $678.6
                                   ======        ======

NOTE 24
Differences Between United States and Canadian Accounting Principles and
Practices

These consolidated financial statements have been prepared in accordance with U.S. GAAP, which differ in certain respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP.

(a) Under U.S. GAAP, we have elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options. Under Canadian GAAP, effective January 1, 2004, stock options issued to employees subsequent to January 1, 2002 are recognized in net income based on their fair value. As a result, compensation expense of $7.2 million ($7.5 million - January 1, 2005), $9.7 million ($10.0 million
     - January 1, 2005) net of tax of $2.5 million ($2.5 million - January 1,
     2005), was recorded in 2005. This policy was adopted on a retroactive basis with no restatement of comparative figures and as a result $5.6 million was charged to opening retained earnings as at January 3, 2004. Contributed surplus of $25.2 ($15.5 million - January 1, 2005) was recorded to reflect the charge for unexercised options. Share capital of $1.8 million was recorded to reflect the options exercised for the year ending January 1, 2005. The options exercised during the year ended December 31, 2005 were granted prior to January 1, 2002.

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

     Under Canadian GAAP, these differences would have been reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of shareowners' equity and consolidated statements of cash flow as follows:

CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2005      January 1, 2005
                          -------------------   -------------------
                            U.S.     CANADIAN     U.S.     Canadian
                            GAAP       GAAP       GAAP      GAAP
                          --------   --------   --------   --------
(IN MILLIONS OF U.S. DOLLARS)
Property, plant &
   equipment (b)          $  394.2   $  394.2   $  313.7   $  314.1
Goodwill (b)                 150.3      150.8       88.8       89.3
Total assets               1,171.4    1,171.9    1,022.0    1,023.9
Deferred income taxes
   (a),(b)                    53.5       47.0       51.0       47.2
Total liabilities            667.0      660.5      540.9      537.1
Capital stock (a),(c)        291.4      263.9      287.0      259.5
Contributed Surplus (a)         --       25.2        --        15.5
Retained earnings (a),
   (b), (c)                  186.2      153.1      161.6      135.9
Accumulated other
   comprehensive
   income (c)                  4.3       46.7        8.7       52.1
Total shareowners'
   equity                    481.9      488.9      457.3      463.0
                          --------   --------   --------   --------

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                        For the years ended
                                   ----------------------------
                                   DECEMBER   January   January
                                   31, 2005   1, 2005   3, 2004
                                   --------   -------   -------
(IN MILLIONS OF U.S. DOLLARS)
Net income under U.S. GAAP          $24.6     $ 78.3     $77.4
Cost of sales (b)                    (0.4)      (0.4)     (0.4)
Stock compensation expense (a)       (9.7)     (10.0)       --
Recovery of income taxes (a),(b)      2.7        2.7       0.2
                                    -----     ------        --
Net income under Canadian GAAP      $17.2     $ 70.6     $77.2
                                    =====     ======     =====
NET INCOME (LOSS) PER COMMON
   SHARE, CANADIAN GAAP
Basic                               $0.24     $ 0.99     $1.11
Diluted                             $0.24     $ 0.98     $1.09
                                    =====     ======     =====

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the years ended
                                  ----------------------------
                                  DECEMBER   January   January
                                  31, 2005   1, 2005   3, 2004
                                  --------   -------   -------
(IN MILLIONS OF U.S. DOLLARS)
Cash provided by operating
   activities U.S. GAAP            $129.1     $102.7    $142.7
Net income (a), (b)                  (7.4)      (7.7)     (0.2)
Depreciation & amortization (b)       0.4        0.4       0.4
Deferred income taxes (a), (b)       (2.7)      (2.7)     (0.2)
Other non-cash items (a)              9.7       10.0        --
                                   ------     ------    ------
Cash provided by operating
   activities Canadian GAAP        $129.1     $102.7    $142.7
                                   ======     ======    ======

COTT CORPORATION
QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

                                                                     YEAR ENDED DECEMBER 31, 2005
                                                          --------------------------------------------------
                                                            FIRST      SECOND    THIRD     FOURTH
                                                           QUARTER    QUARTER   QUARTER   QUARTER     TOTAL
                                                          ---------   -------   -------   -------   --------
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
Sales                                                      $395.5      $492.7    $469.9    $397.2   $1,755.3
Cost of sales                                               339.5       412.0     404.5     349.8    1,505.8
                                                           ------      ------    ------    ------   --------
Gross profit                                                 56.0        80.7      65.4      47.4      249.5
Selling, general and administrative expenses                 36.9        35.5      34.2      32.0      138.6
Unusual items
   Restructuring                                               --          --       2.0       1.2        3.2
   Asset impairments                                         (0.2)         --      23.7      10.0       33.5
   Other                                                       --          --        --       0.8        0.8
                                                           ------      ------    ------    ------   --------
Operating income                                             19.3        45.2       5.5       3.4       73.4
                                                           ------      ------    ------    ------   --------
Net income (loss)                                          $  8.3      $ 25.0    $ (1.8)   $ (6.9)  $   24.6
                                                           ======      ======    ======    ======   ========
Per share data:
   Net income (loss) per common share
      Basic                                                $ 0.12      $ 0.35    $(0.03)   $(0.10)  $   0.34
      Diluted                                              $ 0.12      $ 0.35    $(0.03)   $(0.10)  $   0.34
                                                           ------      ------    ------    ------   --------

                                                                     YEAR ENDED JANUARY 1, 2005
                                                          --------------------------------------------------
                                                            FIRST      SECOND    THIRD     FOURTH
                                                           QUARTER    QUARTER   QUARTER   QUARTER     TOTAL
                                                          ---------   -------   -------   -------   --------
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
Sales                                                       $370.9     $463.7    $442.4    $369.3   $1,646.3
Cost of sales                                                300.5      378.2     371.4     312.5    1,362.6
                                                            ------     ------    ------    ------   --------
Gross profit                                                  70.4       85.5      71.0      56.8      283.7
Selling, general and administrative expenses                  38.7       34.1      33.3      32.0      138.1
Unusual items
   Asset impairments                                            --       (0.5)     (0.2)      1.6        0.9
                                                            ------     ------    ------    ------   --------
Operating income                                              31.7       51.9      37.9      23.2      144.7
                                                            ------     ------    ------    ------   --------
Net income                                                  $ 15.4     $ 29.4    $ 22.1    $ 11.4   $   78.3
                                                            ======     ======    ======    ======   ========
Per share data:
   Net income per common share
      Basic                                                 $ 0.22     $ 0.41    $ 0.31    $ 0.16   $   1.10
      Diluted                                               $ 0.21     $ 0.41    $ 0.31    $ 0.16   $   1.09
                                                            ------     ------    ------    ------   --------

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no changes in our internal controls or in other factors during the quarter ended December 31, 2005 that could materially affect, or are likely to materially affect, our controls over financial reporting.

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

     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

     Based on our assessment, we determined that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

     Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 41 and 42.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the "Election of Directors" section of our definitive proxy statement for the 2006 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 31, 2005. The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the "Appointment of Auditors" section of our definitive proxy statement for the 2006 Annual and Special Meeting of Shareowners. The information required by this item regarding executive officers appears as the Supplemental Item in Part I.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information required by this item is incorporated by reference to, and will be contained in, the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our definitive proxy statement for the 2006 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 31, 2005.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the "Executive Compensation" section of our definitive proxy statement for the 2006 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 31, 2005.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the "Principal Shareowners," the "Security Ownership of Directors and Management" and "Equity Compensation Plan Information" sections of our definitive proxy statement for the 2006 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 31, 2005.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to, and will be contained in, the "Certain Relationships and Related Transactions" section of our definitive proxy statement for the 2006 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 31, 2005.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the "Appointment of Auditors" section of our definitive proxy statement for the 2006 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 31, 2005.

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

4.2 Letter Agreement dated as of November 3, 1999, regarding standstill provisions between Cott Corporation and the Thomas H. Lee Company
            (incorporated by reference to Exhibit 4.3 to our Form 10-K filed
            March 31, 2000).

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

10.1 (1)    Supply Agreement, dated December 21,1998, between Wal-Mart Stores,
            Inc. and Cott Beverages USA, Inc. (now "Cott Beverages Inc.")
            (incorporated by reference to Exhibit 10.3 to our Form 10-K filed
            March 31, 2000).

10.2 (2)    Employment Agreement of Mark Benadiba dated September 28, 2005
            (filed herewith).

10.3 (2)    Employment Agreement of B. Clyde Preslar dated July 22, 2005
            (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed
            November 10, 2005).

10.4 (2)    Employment Agreement of John K. Sheppard dated March 11, 2004
            (incorporated by reference to Exhibit 10.4 to our Form S-3/A filed on June 18, 2004).

10.5 (2)    Amended 1999 Executive Incentive Share Compensation Plan effective
            January 3,1999 (incorporated by reference to Exhibit 10.9 to our Form 10-K filed March 20, 2001).

10.6 (2)    2000 Executive Incentive Share Compensation Plan effective January
            2, 2001 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 20, 2001).

10.7 (2)    2001 Executive Incentive Share Compensation Plan effective January
            2, 2002 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 8, 2002).

10.8 (2)    2002 Executive Incentive Share Compensation Plan effective January
            2, 2003 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 17, 2003).

10.9 (2)    Second Canadian Employee Share Purchase Plan effective January 2,
            2001 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 20, 2001).

10.10 (1)   Supply Agreement executed November 11, 2003, effective January 1,
            2002 between Crown Cork & Seal Company, Inc. and Cott Corporation
            (incorporated by reference to Exhibit 10.14 to our Form 10-Q/A filed
            August 5, 2004).

10.11 (2)   Share Purchase Plan for Non-employee Directors effective November 1,
            2003 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 18, 2004).

10.12 (2)   Cott Corporation Executive Investment Share Purchase Plan
            (incorporated by reference to Exhibit 10.14 to our Form 10-K filed
            March 16, 2005).

10.13 (2)   Restated 1986 Common Share Option Plan of Cott
            Corporation/Corporation Cott as amended through October 20, 2004
            (incorporated by reference to Exhibit 10.15 to our Form 10-K filed
            March 16, 2005).

  NUMBER                                 DESCRIPTION
  ------                                 -----------
10.14 (2)   Letter Agreement with Frank E. Weise III, dated April 28, 2004
            (incorporated by reference to Exhibit 10.5 to our Form S-3/A filed on June 18, 2004).

10.15 (1)   Amendment to Supply Agreement between Crown Cork & Seal USA, Inc.
            (successor to Crown Cork & Seal Company, Inc.) and Cott Corporation,
            dated December 23, 2004 (incorporated by reference to Exhibit 10.17 to our Form 10-K filed March 16, 2005).

10.16 (2)   Employment Agreement of Mark R. Halperin dated July 14, 2000
            (incorporated by reference to Exhibit 10.7 to our Form 10-K filed
            March 8, 2002) (including Confidentiality & Restrictive Covenants
            (incorporated by reference to Exhibit 10.19 to our Form 10-K filed
            March 16, 2005)).

10.17 (2)   Employment Agreement of Colin Walker, dated August 20, 1998
            (incorporated by reference to Exhibit 10.20 to our Form 10-K filed
            March 16, 2005).

10.18 (1)   Credit Agreement, dated as of March 31, 2005, by and among Cott
            Corporation, Cott Beverages Inc., Cott Beverages Limited, and Cott
            Embotelladores de Mexico, S.A. de C.V., as Borrowers, the Lenders
            referred to herein, Wachovia Bank, National Association, as
            Administrative Agent and Security Trustee, Bank of Montreal, as
            Syndication Agent, and HSBC Bank Canada, Cooperatieve Centrale
            Raiffeisen-BoerenleenBank B.A., "Rabobank International", New York
            Branch, each as a Documentation Agent, Wachovia Capital Markets, LLC as a Lead Arranger and the Sole Book Manager, BMO Nesbitt Burns, as
            a Lead Arranger (incorporated by reference to Exhibit 10.1 to our
            Form 10-Q filed May 12, 2005).

10.19 (1)   Receivables Purchase Agreement, dated as of April 1, 2005, among
            Cott USA Receivables Corporation, Cott Beverages Inc., Park Avenue
            Receivables Company, LLC, the financial institutions from time to time parties to the agreement, and JPMorgan Chase Bank, N.A.
            (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed
            May 12, 2005).

10.20       First Amendment, Consent and Joinder Agreement, dated August 10,
            2005, by and among Cott Corporation, Cott Beverages Inc., Cott
            Beverages Limited, Macaw (Soft Drinks) Limited, Cott Embotelladores de Mexico, S.A. de C.V., certain Cott Corporation subsidiaries, the Lenders specified therein and Wachovia Bank, National Association
            (incorporated by reference to Exhibit 10.1 to our Form 8-K dated
            August 16, 2005).

10.21 (2)   Employment Agreement of Tina Dell'Aquila dated May 25, 2005 and confidentiality undertaking dated October 27, 1998 (filed herewith).

13.1        Annual Report to Shareowners for the year ended December 31, 2005
            (filed herewith).

14.1        Code of Business Conduct and Ethics (filed herewith).

14.2        Code of Ethics for Senior Officers (filed herewith).

21.1        List of Subsidiaries of Cott Corporation (filed herewith).

23.1 Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1 Certification of the President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended
            December 31, 2005 (filed herewith).

31.2        Certification of the Executive Vice President and Chief Financial
            Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2005 (filed herewith).

32.1 Certification of the President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended
            December 31, 2005.

32.2        Certification of the Executive Vice President and Chief Financial
            Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2005.

(1)  Document is subject to request for confidential treatment.

(2)  Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cott Corporation


/s/ John K. Sheppard
-------------------------------------
John K. Sheppard
President & Chief Executive Officer
Date: March 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ John K. Sheppard                    Date: March 6, 2006
-------------------------------------
John K. Sheppard
President & Chief Executive Officer


/s/ B. Clyde Preslar                    Date: March 6, 2006
-------------------------------------
B. Clyde Preslar
Executive Vice President & Chief
Financial Officer
(Principal Financial Officer)


/s/ Tina Dell'Aquila                    Date: March 6, 2006
-------------------------------------
Tina Dell'Aquila
Vice President, Controller &
Assistant Secretary
(Principal Accounting Officer)


/s/ Colin J. Adair                      Date: March 6, 2006
-------------------------------------
Colin J. Adair
Director


/s/ W. John Bennett                     Date: March 6, 2006
-------------------------------------
W. John Bennett
Director


/s/ Serge Gouin                         Date: March 6, 2006
-------------------------------------
Serge Gouin
Director


/s/ Stephen H. Halperin                 Date: March 6, 2006
-------------------------------------
Stephen H. Halperin
Director


/s/ Betty Jane Hess                     Date: March 6, 2006
-------------------------------------
Betty Jane Hess
Director


/s/ Philip B. Livingston                Date: March 6, 2006
-------------------------------------
Philip B. Livingston
Director


/s/ Christine A. Magee                  Date: March 6, 2006
-------------------------------------
Christine A. Magee
Director


/s/ Andrew Prozes                       Date: March 6, 2006
-------------------------------------
Andrew Prozes
Director


/s/ Donald G. Watt                      Date: March 6, 2006
-------------------------------------
Donald G. Watt
Director


/s/ Frank E. Weise                      Date: March 6, 2006
-------------------------------------
Frank E. Weise
Chairman, Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                         YEAR ENDED DECEMBER 31, 2005
                                              ---------------------------------------------------------------------------------
                                                  BALANCE AT          CHARGED TO         CHARGED TO                  BALANCE AT
Description                                   BEGINNING OF YEAR   COSTS AND EXPENSES   OTHER ACCOUNTS   DEDUCTION   END OF YEAR
-----------                                   -----------------   ------------------   --------------   ---------   -----------
RESERVES DEDUCTED IN THE BALANCE SHEET FROM
   THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables                               $(12.1)              $ (0.5)            $(0.1)          $4.9       $ (7.8)
Inventories                                          (6.8)                (1.0)             (0.5)           0.7         (7.6)
Intangibles and other assets                         (0.4)                  --                --            0.4           --
Deferred income tax assets                             --                (21.0)               --             --        (21.0)
                                                   ------               ------             -----           ----       ------
                                                   $(19.3)              $(22.5)            $(0.6)          $6.0       $(36.4)
                                                   ======               ======             =====           ====       ======

                                                                         Year ended January 1, 2005
                                              ---------------------------------------------------------------------------------
                                                  Balance at          Charged to         Charged to                  Balance at
Description                                   Beginning of Year   Costs and Expenses   Other Accounts   Deduction   End of Year
-----------                                   -----------------   ------------------   --------------   ---------   -----------
RESERVES DEDUCTED IN THE BALANCE SHEET FROM
   THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables                               $ (6.8)              $(6.5)             $  --           $1.2       $(12.1)
Inventories                                          (7.2)                0.1               (0.2)           0.5         (6.8)
Intangibles and other assets                         (0.6)                0.2                 --             --         (0.4)
                                                   ------               -----              -----           ----       ------
                                                   $(14.6)              $(6.2)             $(0.2)          $1.7       $(19.3)
                                                   ======               =====              =====           ====       ======

                                                                         Year ended January 3, 2004
                                              ---------------------------------------------------------------------------------
                                                  Balance at          Charged to         Charged to                  Balance at
Description                                   Beginning of Year   Costs and Expenses   Other Accounts   Deduction   End of Year
-----------                                   -----------------   ------------------   --------------   ---------   -----------
RESERVES DEDUCTED IN THE BALANCE SHEET FROM
   THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables                               $ (3.4)              $(3.6)             $(0.7)          $0.9       $ (6.8)
Inventories                                          (6.7)               (0.6)              (1.3)           1.4         (7.2)
Intangibles and other assets                         (1.1)                 --                0.5             --         (0.6)
                                                   ------               -----              -----           ----       ------
                                                   $(11.2)              $(4.2)             $(1.5)          $2.3       $(14.6)
                                                   ======               =====              =====           ====       ======

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

CONSOLIDATING STATEMENTS OF INCOME

                                                                  For the year ended December 31, 2005
                                        ----------------------------------------------------------------------------------------
                                            Cott           Cott          Guarantor    Non-guarantor   Elimination
                                        Corporation   Beverages Inc.   Subsidiaries    Subsidiaries     Entries     Consolidated
                                        -----------   --------------   ------------   -------------   -----------   ------------
(IN MILLIONS OF U.S. DOLLARS)
SALES                                      $214.3        $1,140.4         $310.4          $119.6        $(29.4)       $1,755.3
Cost of sales                               183.3           979.8          271.5           100.6         (29.4)        1,505.8
                                           ------        --------         ------          ------        ------        --------
GROSS PROFIT                                 31.0           160.6           38.9            19.0            --           249.5
Selling, general and administrative
   expenses                                  35.5            73.9           21.1             8.1            --           138.6
Unusual items                                 4.8            31.9            0.8              --            --            37.5
                                           ------        --------         ------          ------        ------        --------
OPERATING INCOME (LOSS)                      (9.3)           54.8           17.0            10.9            --            73.4
Other expense (income), net                  (0.3)           10.7           (1.6)           (8.0)           --             0.8
Interest expense (income), net               (0.1)           32.6           (5.1)            1.4            --            28.8
Minority interest                              --              --             --             4.5            --             4.5
                                           ------        --------         ------          ------        ------        --------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EQUITY INCOME (LOSS)                      (8.9)           11.5           23.7            13.0            --            39.3
Income taxes                                 (0.8)           (8.6)          (4.3)           (1.0)           --           (14.7)
Equity income (loss)                         34.3             8.5           13.8              --         (56.6)             --
                                           ------        --------         ------          ------        ------        --------
NET INCOME                                 $ 24.6        $   11.4         $ 33.2          $ 12.0        $(56.6)       $   24.6
                                           ======        ========         ======          ======        ======        ========

CONSOLIDATING BALANCE SHEETS

                                                                           As of December 31, 2005
                                          ----------------------------------------------------------------------------------------
                                              Cott           Cott          Guarantor    Non-guarantor   Elimination
                                          Corporation   Beverages Inc.   Subsidiaries    Subsidiaries     Entries     Consolidated
                                          -----------   --------------   ------------   -------------   -----------   ------------
(IN MILLIONS OF U.S. DOLLARS)
ASSETS
CURRENT ASSETS
   Cash                                      $  8.8        $    --         $   6.3         $  6.6        $      --      $   21.7
   Accounts receivable                         35.6           26.5            70.2          103.2            (44.4)        191.1
   Inventories                                 18.8           76.6            43.6            5.2               --         144.2
   Prepaid expenses and other assets            1.3            2.2             4.7            1.3               --           9.5
                                             ------        -------         -------         ------        ---------      --------
                                               64.5          105.3           124.8          116.3            (44.4)        366.5
Property, plant and equipment                  53.0          195.6           135.1           10.5               --         394.2
Goodwill                                       23.5           46.0            80.8             --               --         150.3
Intangibles and other assets                   17.0          164.1            38.4           40.9               --         260.4
Due from affiliates                            60.8           60.0           168.8           41.9           (331.5)           --
Investments in subsidiaries                   395.2           75.4            62.6          137.8           (671.0)           --
                                             ------        -------         -------         ------        ---------      --------
                                             $614.0        $ 646.4         $ 610.5         $347.4        $(1,046.9)     $1,171.4
                                             ======        =======         =======         ======        =========      ========
LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                     $   --        $  10.4         $ 137.5         $ 10.0        $      --      $  157.9
   Current maturities of long-term debt          --            0.8              --             --               --           0.8
   Accounts payable and accrued
      liabilities                              36.7          109.6            63.6           17.0            (44.4)        182.5
                                             ------        -------         -------         ------        ---------      --------
                                               36.7          120.8           201.1           27.0            (44.4)        341.2
Long-term debt                                   --          272.3              --             --               --         272.3
Due to affiliates                              95.4          115.8            58.1           62.2           (331.5)           --
Deferred income taxes                                         31.0            17.4            5.1               --          53.5
                                             ------        -------         -------         ------        ---------      --------
                                              132.1          539.9           276.6           94.3           (375.9)        667.0
                                             ------        -------         -------         ------        ---------      --------
Minority interest                                --             --              --           22.5               --          22.5
SHAREOWNERS' EQUITY
Capital stock
   Common shares                              291.4          275.8           599.5          175.0         (1,050.3)        291.4
Retained earnings (deficit)                   186.2         (169.3)         (181.4)          (3.4)           354.1         186.2
Accumulated other comprehensive income
   (loss)                                       4.3             --           (84.2)          59.0             25.2           4.3
                                             ------        -------         -------         ------        ---------      --------
                                              481.9          106.5           333.9          230.6           (671.0)        481.9
                                             ------        -------         -------         ------        ---------      --------
                                             $614.0        $ 646.4         $ 610.5         $347.4        $(1,046.9)     $1,171.4
                                             ======        =======         =======         ======        =========      ========

CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                    For the year ended December 31, 2005
                                          ----------------------------------------------------------------------------------------
                                              Cott           Cott          Guarantor    Non-guarantor   Elimination
                                          Corporation   Beverages Inc.   Subsidiaries    Subsidiaries     Entries     Consolidated
                                          -----------   --------------   ------------   -------------   -----------   ------------
(IN MILLIONS OF U.S. DOLLARS)
OPERATING ACTIVITIES
Net income                                  $ 24.6          $ 11.4         $  33.2         $ 12.0         $(56.6)       $  24.6
Depreciation and amortization                 11.6            35.9            17.6            5.1             --           70.2
Amortization of financing fees                  --             0.3             0.2            0.3             --            0.8
Deferred income taxes                          0.5            (7.3)            0.4           (0.1)            --           (6.5)
Minority interest                               --              --              --            4.5             --            4.5
Equity loss, net of distributions            (34.3)           (2.2)           (0.6)            --           37.1             --
Asset impairments                              4.4            29.3            (0.2)            --             --           33.5
Other non-cash items                           0.4             3.4            (0.9)           0.1             --            3.0
Net change in non-cash working capital        48.1            42.7           (54.5)         (37.3)            --           (1.0)
                                            ------          ------         -------         ------         ------        -------
Cash provided by (used in) operating
   activities                                 55.3           113.5            (4.8)         (15.4)         (19.5)         129.1
                                            ------          ------         -------         ------         ------        -------
INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                 (11.8)          (47.0)          (15.4)          (1.6)            --          (75.8)
Acquisitions                                    --              --          (135.1)            --             --         (135.1)
Advances to affiliates                       (14.9)            0.1             9.9             --            4.9             --
Investment in subsidiaries                   (15.0)             --           (15.0)            --           30.0             --
Other investing activities                    (9.8)            4.3            (0.3)          (1.0)            --           (6.8)
                                            ------          ------         -------         ------         ------        -------
Cash used in investing activities            (51.5)          (42.6)         (155.9)          (2.6)          34.9         (217.7)
                                            ------          ------         -------         ------         ------        -------
FINANCING ACTIVITIES
Payments of long-term debt                      --            (0.9)             --             --             --           (0.9)
Short-term borrowings                         (0.1)          (56.1)          138.0           10.0             --           91.8
Advances from affiliates                     (13.2)            3.2            15.0           (0.1)          (4.9)            --
Distributions to subsidiary minority
   shareowner                                   --              --              --           (5.8)            --           (5.8)
Issue of common shares                         3.6              --            15.0           15.0          (30.0)           3.6
Financing costs                                 --            (3.8)             --             --             --           (3.8)
Dividends paid                                  --           (13.2)             --           (6.3)          19.5             --
Other financing activities                     0.1            (0.1)           (0.4)            --             --           (0.4)
                                            ------          ------         -------         ------         ------        -------
Cash provided by (used in) financing
   activities                                 (9.6)          (70.9)          167.6           12.8          (15.4)          84.5
                                            ------          ------         -------         ------         ------        -------
Effect of exchange rate changes on cash       (0.1)             --            (0.6)          (0.1)            --           (0.8)
                                            ------          ------         -------         ------         ------        -------
NET INCREASE (DECREASE) IN CASH               (5.9)             --             6.3           (5.3)            --           (4.9)
CASH, BEGINNING OF YEAR                       14.7              --              --           11.9             --           26.6
                                            ------          ------         -------         ------         ------        -------
CASH, END OF YEAR                           $  8.8          $   --         $   6.3         $  6.6         $   --        $  21.7
                                            ======          ======         =======         ======         ======        =======

CONSOLIDATING STATEMENTS OF INCOME

                                                                     For the year ended January 1, 2005
                                          ----------------------------------------------------------------------------------------
                                              Cott           Cott          Guarantor    Non-guarantor   Elimination
                                          Corporation   Beverages Inc.   Subsidiaries    Subsidiaries     Entries     Consolidated
                                          -----------   --------------   ------------   -------------   -----------   ------------
(IN MILLIONS OF U.S. DOLLARS)
SALES                                       $208.3         $1,113.5         $250.7         $107.2         $ (33.4)      $1,646.3
Cost of sales                                172.9            919.0          214.9           89.2           (33.4)       1,362.6
                                            ------         --------         ------         ------         -------       --------
GROSS PROFIT                                  35.4            194.5           35.8           18.0              --          283.7
Selling, general and administrative
   expenses                                   35.8             75.4           19.1            7.8              --          138.1
Unusual items                                  1.3               --           (0.4)            --              --            0.9
                                            ------         --------         ------         ------         -------       --------
OPERATING INCOME (LOSS)                       (1.7)           119.1           17.1           10.2              --          144.7
Other expense (income), net                    0.5              1.1           (1.9)           0.2              --           (0.1)
Interest expense (income), net                (0.2)            32.9           (6.6)          (0.1)             --           26.0
Minority interest                               --               --             --            4.0              --            4.0
                                            ------         --------         ------         ------         -------       --------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EQUITY INCOME (LOSS)                       (2.0)            85.1           25.6            6.1              --          114.8
Income taxes                                   2.7            (34.1)          (3.8)          (0.6)             --          (35.8)
Equity income (loss)                          77.6              9.3           55.1             --          (142.7)          (0.7)
                                            ------         --------         ------         ------         -------       --------
NET INCOME                                  $ 78.3         $   60.3         $ 76.9         $  5.5         $(142.7)      $   78.3
                                            ======         ========         ======         ======         =======       ========

CONSOLIDATING BALANCE SHEETS

                                                                            As of January 1, 2005
                                          ----------------------------------------------------------------------------------------
                                              Cott           Cott          Guarantor    Non-guarantor   Elimination
                                          Corporation   Beverages Inc.   Subsidiaries    Subsidiaries     Entries     Consolidated
                                          -----------   --------------   ------------   -------------   -----------   ------------
(IN MILLIONS OF U.S. DOLLARS)
ASSETS
CURRENT ASSETS
   Cash                                      $ 14.7        $    --         $    --         $ 11.9        $      --      $   26.6
   Accounts receivable                         52.2          109.3            49.4           12.9            (39.5)        184.3
   Inventories                                 20.9           72.4            24.6            4.9               --         122.8
   Prepaid expenses and other assets            3.0            3.3             3.0            0.4               --           9.7
                                             ------        -------         -------         ------        ---------      --------
                                               90.8          185.0            77.0           30.1            (39.5)        343.4
Property, plant and equipment                  48.3          162.0            93.6            9.8               --         313.7
Goodwill                                       22.8           51.8            14.2             --               --          88.8
Intangibles and other assets                   11.6          203.7            16.8           44.0               --         276.1
Due from affiliates                            47.0            4.7           151.1           41.9           (244.7)           --
Investments in subsidiaries                   354.0           74.2            47.1          133.3           (608.6)           --
                                             ------        -------         -------         ------        ---------      --------
                                             $574.5        $ 681.4         $ 399.8         $259.1        $  (892.8)     $1,022.0
                                             ======        =======         =======         ======        =========      ========

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                     $   --        $  66.5         $   4.9         $   --        $      --      $   71.4
   Current maturities of long-term debt          --            0.8              --             --               --           0.8
   Accounts payable and accrued
      liabilities                              31.7           82.5            52.4           18.1            (39.5)        145.2
                                             ------        -------         -------         ------        ---------      --------
                                               31.7          149.8            57.3           18.1            (39.5)        217.4
Long-term debt                                   --          272.5              --             --               --         272.5
Due to affiliates                              80.4          112.6            44.7            7.0           (244.7)           --
Deferred income taxes                           5.1           38.1             7.6            0.2               --          51.0
                                             ------        -------         -------         ------        ---------      --------
                                              117.2          573.0           109.6           25.3           (284.2)        540.9
                                             ------        -------         -------         ------        ---------      --------
Minority interest                                --             --              --           23.8               --          23.8
SHAREOWNERS' EQUITY
Capital stock
   Common shares                              287.0          275.8           587.2          147.6         (1,010.6)        287.0
Retained earnings (deficit)                   161.6         (167.4)         (214.6)          (4.2)           386.2         161.6
Accumulated other comprehensive income
   (loss)                                       8.7             --           (82.4)          66.6             15.8           8.7
                                             ------        -------         -------         ------        ---------      --------
                                              457.3          108.4           290.2          210.0           (608.6)        457.3
                                             ------        -------         -------         ------        ---------      --------
                                             $574.5        $ 681.4         $ 399.8         $259.1        $  (892.8)     $1,022.0
                                             ======        =======         =======         ======        =========      ========

CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     For the year ended January 1, 2005
                                          ----------------------------------------------------------------------------------------
                                              Cott           Cott          Guarantor    Non-guarantor   Elimination
                                          Corporation   Beverages Inc.   Subsidiaries    Subsidiaries     Entries     Consolidated
                                          -----------   --------------   ------------   -------------   -----------   ------------
(IN MILLIONS OF U.S. DOLLARS)
OPERATING ACTIVITIES
Net income                                   $ 78.3         $ 60.3         $ 76.9          $  5.5         $(142.7)       $ 78.3
Depreciation and amortization                   9.5           31.2           14.3             5.0              --          60.0
Amortization of financing fees                   --            0.7             --              --              --           0.7
Deferred income taxes                          (0.8)           8.9            2.8            (1.8)             --           9.1
Minority interest                                --             --             --             4.0              --           4.0
Equity income, net of distributions           (68.7)          (3.3)         (50.6)             --           123.3           0.7
Non-cash unusual items                          1.5             --             --              --              --           1.5
Other non-cash items                            1.2           (1.2)           0.7             0.1              --           0.8
Net change in non-cash working capital        (36.8)         (27.2)           0.5            11.1              --         (52.4)
                                             ------         ------         ------          ------         -------        ------
Cash provided by (used in) operating
   activities                                 (15.8)          69.4           44.6            23.9           (19.4)        102.7
                                             ------         ------         ------          ------         -------        ------
INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                   (4.8)         (34.4)          (9.0)           (2.1)             --         (50.3)
Acquisitions                                     --          (34.6)            --              --              --         (34.6)
Acquisition of production capacity               --           (3.8)            --              --              --          (3.8)
Advances to affiliates                         13.9            0.1          (21.1)             --             7.1            --
Investment in subsidiaries                    (15.0)            --             --              --            15.0            --
Other investing activities                     (4.8)           2.6           (2.9)            0.4              --          (4.7)
                                             ------         ------         ------          ------         -------        ------
Cash used in investing activities             (10.7)         (70.1)         (33.0)           (1.7)           22.1         (93.4)
                                             ------         ------         ------          ------         -------        ------
FINANCING ACTIVITIES
Payments of long-term debt                       --           (1.3)          (1.9)           (0.3)             --          (3.5)
Short-term borrowings                            --           (5.6)          (1.4)             --              --          (7.0)
Advances from affiliates                       12.8           21.5          (27.1)           (0.1)           (7.1)           --
Distributions to subsidiary minority
   shareowner                                    --             --             --            (5.9)             --          (5.9)
Issue of common shares                         14.3             --           15.0              --           (15.0)         14.3
Dividends paid                                   --          (13.3)            --            (6.1)           19.4            --
Other financing activities                       --             --           (0.4)             --              --          (0.4)
                                             ------         ------         ------          ------         -------        ------
Cash provided by (used in) financing
   activities                                  27.1            1.3          (15.8)          (12.4)           (2.7)         (2.5)
                                             ------         ------         ------          ------         -------        ------
Effect of exchange rate changes on cash         0.7             --            0.7              --              --           1.4
                                             ------         ------         ------          ------         -------        ------
NET INCREASE (DECREASE) IN CASH                 1.3            0.6           (3.5)            9.8              --           8.2
CASH, BEGINNING OF YEAR                        13.4           (0.6)           3.5             2.1              --          18.4
                                             ------         ------         ------          ------         -------        ------
CASH, END OF YEAR                            $ 14.7         $   --         $   --          $ 11.9         $    --        $ 26.6
                                             ======         ======         ======          ======         =======        ======

CONSOLIDATING STATEMENTS OF INCOME

                                                                     For the year ended January 3, 2004
                                          ----------------------------------------------------------------------------------------
                                              Cott           Cott          Guarantor    Non-guarantor   Elimination
                                          Corporation   Beverages Inc.   Subsidiaries    Subsidiaries     Entries     Consolidated
                                          -----------   --------------   ------------   -------------   -----------   ------------
(IN MILLIONS OF U.S. DOLLARS)
SALES                                       $231.6          $937.6          $216.0          $84.6         $ (52.0)      $1,417.8
Cost of sales                                189.2           744.8           188.4           70.6           (52.0)       1,141.0
                                            ------          ------          ------          -----         -------       --------
GROSS PROFIT                                  42.4           192.8            27.6           14.0              --          276.8
Selling, general and administrative
   expenses                                   35.2            63.5            20.5            6.9              --          126.1
Unusual items                                  2.0            (0.2)             --             --              --            1.8
                                            ------          ------          ------          -----         -------       --------
OPERATING INCOME (LOSS)                        5.2           129.5             7.1            7.1              --          148.9
Other expense (income), net                    0.7             4.5            (5.3)           0.6              --            0.5
Interest expense (income), net                (0.2)           32.7            (5.0)            --              --           27.5
Minority interest                               --              --              --            3.2              --            3.2
                                            ------          ------          ------          -----         -------       --------
INCOME BEFORE INCOME TAXES AND EQUITY
   INCOME (LOSS)                               4.7            92.3            17.4            3.3              --          117.7
Income taxes                                  (1.4)          (36.0)           (2.7)            --              --          (40.1)
Equity income (loss)                          74.1             8.7            59.5             --          (142.5)          (0.2)
                                            ------          ------          ------          -----         -------       --------
NET INCOME                                  $ 77.4          $ 65.0          $ 74.2          $ 3.3         $(142.5)      $   77.4
                                            ======          ======          ======          =====         =======       ========

CONSOLIDATING BALANCE SHEETS

                                                                         As of January 3, 2004
                                          -----------------------------------------------------------------------------------
                                                           Cott
                                              Cott      Beverages     Guarantor    Non-guarantor   Elimination
                                          Corporation      Inc.     Subsidiaries    Subsidiaries     Entries     Consolidated
                                          -----------   ---------   ------------   -------------   -----------   ------------
(IN MILLIONS OF U.S. DOLLARS)
ASSETS
CURRENT ASSETS
   Cash                                     $ 13.4       $ (0.6)       $  3.5         $  2.1         $    --        $ 18.4
   Accounts receivable                        46.6         89.2          40.1           13.5           (40.6)        148.8
   Inventories                                16.3         54.1          20.1            3.9              --          94.4
   Prepaid expenses                            1.9          1.2           1.8            0.6              --           5.5
                                            ------       ------        ------         ------         -------        ------
                                              78.2        143.9          65.5           20.1           (40.6)        267.1
Property, plant and equipment                 50.7        140.4          92.8            9.4              --         293.3
Goodwill                                      21.2         46.1          14.3             --              --          81.6
Intangibles and other assets                   7.6        195.7          15.7           47.8              --         266.8
Due from affiliates                           57.5          4.8         115.0           41.9          (219.2)           --
Investments in subsidiaries                  252.2         76.0           5.0          124.5          (457.7)           --
                                            ------       ------        ------         ------         -------        ------
                                            $467.4       $606.9        $308.3         $243.7         $(717.5)       $908.8
                                            ======       ======        ======         ======         =======        ======

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                    $   --       $ 72.2        $  5.9         $   --         $    --        $ 78.1
   Current maturities of long-term debt         --          1.1           1.9            0.3              --           3.3
   Accounts payable and accrued
      liabilities                             47.0         80.9          44.3            8.9           (40.6)        140.5
                                            ------       ------        ------         ------         -------        ------
                                              47.0        154.2          52.1            9.2           (40.6)        221.9
Long-term debt                                  --        275.7            --             --              --         275.7
Due to affiliates                             65.9         91.1          55.0            7.2          (219.2)           --
Deferred income taxes                          9.4         24.4           6.7             --              --          40.5
                                            ------       ------        ------         ------         -------        ------
                                             122.3        545.4         113.8           16.4          (259.8)        538.1
                                            ------       ------        ------         ------         -------        ------
Minority interest                               --           --            --           25.6              --          25.6
SHAREOWNERS' EQUITY
Capital stock
   Common shares                             267.9        275.8         543.3          167.7          (986.8)        267.9
Retained earnings (deficit)                   83.3       (214.3)       (291.6)          (3.6)          509.5          83.3
Accumulated other comprehensive income        (6.1)          --         (57.2)          37.6            19.6          (6.1)
                                            ------       ------        ------         ------         -------        ------
                                             345.1         61.5         194.5          201.7          (457.7)        345.1
                                            ------       ------        ------         ------         -------        ------
                                            $467.4       $606.9        $308.3         $243.7         $(717.5)       $908.8
                                            ======       ======        ======         ======         =======        ======

CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                   For the year ended January 3, 2004
                                          -----------------------------------------------------------------------------------
                                                           Cott
                                              Cott      Beverages     Guarantor    Non-guarantor   Elimination
                                          Corporation      Inc.     Subsidiaries    Subsidiaries     Entries     Consolidated
                                          -----------   ---------   ------------   -------------   -----------   ------------
(IN MILLIONS OF U.S. DOLLARS)
OPERATING ACTIVITIES
Net income                                  $ 77.4       $ 65.0        $ 74.2          $ 3.3        $(142.5)       $  77.4
Depreciation and amortization                  8.4         24.7          13.5            4.4             --           51.0
Amortization of financing fees                  --          1.7            --             --             --            1.7
Deferred income taxes                          1.2          5.8           2.6             --             --            9.6
Minority interest                               --           --            --            3.2             --            3.2
Equity income, net of distributions          (74.1)        (4.1)        (46.5)            --          124.9            0.2
Other non-cash items                           2.8         (1.3)          0.5            1.4             --            3.4
Net change in non-cash working capital         4.2          8.2         (18.6)           2.4             --           (3.8)
                                            ------       ------        ------          -----        -------        -------
Cash provided by operating activities         19.9        100.0          25.7           14.7          (17.6)         142.7
                                            ------       ------        ------          -----        -------        -------

INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                  (8.7)       (17.4)         (8.4)          (5.1)            --          (39.6)
Acquisitions and equity investments             --        (50.0)          0.4           (0.2)            --          (49.8)
Notes receivable                              (2.5)          --            --             --             --           (2.5)
Advances to affiliates                        (5.2)        (0.1)        (25.5)            --           30.8             --
Investment in subsidiaries                   (18.0)          --            --             --           18.0             --
Other investing activities                     4.2        (10.6)         (2.2)          (1.3)            --           (9.9)
                                            ------       ------        ------          -----        -------        -------
Cash used in investing activities            (30.2)       (78.1)        (35.7)          (6.6)          48.8         (101.8)
                                            ------       ------        ------          -----        -------        -------

FINANCING ACTIVITIES
Payments of long-term debt                      --        (89.5)         (0.5)          (0.2)            --          (90.2)
Short-term borrowings                         (2.6)        55.6           2.8             --             --           55.8
Advances from affiliates                      13.7         24.5          (7.4)            --          (30.8)            --
Distributions to subsidiary minority
   shareowner                                   --           --            --           (4.1)            --           (4.1)
Issue of common shares                        12.3           --          18.0             --          (18.0)          12.3
Dividends paid                                  --        (13.1)           --           (4.5)          17.6             --
Other financing activities                      --           --          (0.4)            --             --           (0.4)
                                            ------       ------        ------          -----        -------        -------
Cash provided by (used in) financing
   activities                                 23.4        (22.5)         12.5           (8.8)         (31.2)         (26.6)
                                            ------       ------        ------          -----        -------        -------
Effect of exchange rate changes on cash        0.3           --           0.5             --             --            0.8
                                            ------       ------        ------          -----        -------        -------
NET INCREASE (DECREASE) IN CASH               13.4         (0.6)          3.0           (0.7)            --           15.1
CASH, BEGINNING OF YEAR                         --           --           0.5            2.8             --            3.3
                                            ------       ------        ------          -----        -------        -------
CASH, END OF YEAR                           $ 13.4       $ (0.6)       $  3.5          $ 2.1        $    --        $  18.4
                                            ======       ======        ======          =====        =======        =======