Form 10-Q
period 2006-04-01
COTT CORP /CN/
filed 2006-05-11
CIK 884713

                                  United States
                       Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: April 1, 2006
                                                  -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to ________

                        Commission File Number: 000-19914
                                                ---------

                                COTT CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 CANADA                                              NONE
    -------------------------------                          -------------------
    (State or Other Jurisdiction of                            (IRS Employer
     Incorporation or Organization)                          Identification No.)

   207 QUEEN'S QUAY WEST, SUITE 340,
            TORONTO, ONTARIO                                       M5J 1A7
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (416) 203-3898

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                   Outstanding at April 1, 2006
               -----                   ----------------------------
Common Stock, no par value per share         71,713,630 shares

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Income for the three months ended
        April 1, 2006 and April 2, 2005 ..............................    Page 3

        Consolidated Balance Sheets as of April 1, 2006 and
        December 31, 2005 ............................................    Page 4

        Consolidated Statements of Shareowners' Equity as of April 1, 2006
        and April 2, 2005 ............................................    Page 5

        Consolidated Statements of Cash Flows for the three months ended
        April 1, 2006 and April 2, 2005 ..............................    Page 6

        Notes to Consolidated Financial Statements ...................    Page 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................   Page 19

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...   Page 23

Item 4. Controls and Procedures ......................................   Page 23

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings ............................................   Page 24

Item 1A. Risk Factors ................................................   Page 24

Signatures ...........................................................   Page 26

Item 6. Financial Statement Schedules and Exhibits ...................   Page 27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                              For the three
                                                               months ended
                                                           -------------------
                                                           APRIL 1,   APRIL 2,
                                                             2006       2005
                                                           --------   --------
SALES                                                       $394.2     $395.5
Cost of sales                                                341.5      339.5
                                                            ------     ------
GROSS PROFIT                                                  52.7       56.0

Selling, general and administrative expenses                  39.9       36.9
Loss (gain) on disposal of property, plant and equipment       0.1       (0.7)
Unusual items - note 2
      Restructuring                                            1.6         --
      Asset impairments                                        1.4       (0.2)
      Other                                                    2.0         --
                                                            ------     ------
OPERATING INCOME                                               7.7       20.0

Other (income) expense, net                                   (0.2)       0.6
Interest expense, net                                          8.2        6.5
Minority interest                                              1.0        0.9
                                                            ------     ------
(LOSS) INCOME BEFORE INCOME TAXES                             (1.3)      12.0

Income tax expense - note 4                                    0.8        3.7
                                                            ------     ------
NET (LOSS) INCOME - note 5                                  $ (2.1)    $  8.3
                                                            ======     ======
PER SHARE DATA - note 6
   (LOSS) INCOME PER COMMON SHARE
      Basic                                                 $(0.03)    $ 0.12
      Diluted                                               $(0.03)    $ 0.12

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)
Unaudited

                                             APRIL 1,   DECEMBER 31,
                                               2006         2005
                                             --------   ------------
ASSETS

CURRENT ASSETS
Cash                                         $   10.8     $   21.7
Accounts receivable                             185.1        191.1
Inventories - note 7                            171.6        144.2
Prepaid expenses and other assets - note 8       12.1          9.5
Deferred income taxes                             8.6          7.3
                                             --------     --------
                                                388.2        373.8

PROPERTY, PLANT AND EQUIPMENT - note 9          384.1        394.2

GOODWILL                                        150.5        150.3

INTANGIBLES AND OTHER ASSETS - note 10          256.6        260.4

DEFERRED INCOME TAXES                             0.3          0.4
                                             --------     --------
                                             $1,179.7     $1,179.1
                                             ========     ========
LIABILITIES

CURRENT LIABILITIES
Short-term borrowings - note 11              $  151.6     $  157.9
Current maturities of long-term debt              0.8          0.8
Accounts payable and accrued liabilities        187.9        182.5
Deferred income taxes                             0.2          0.2
                                             --------     --------
                                                340.5        341.4

LONG-TERM DEBT                                  272.3        272.3

DEFERRED INCOME TAXES                            62.5         61.0
                                             --------     --------
                                                675.3        674.7
                                             --------     --------
MINORITY INTEREST                                22.4         22.5
SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares - 71,713,630 shares issued        273.0        273.0

ADDITIONAL PAID-IN-CAPITAL                       21.1         18.4

RETAINED EARNINGS                               184.1        186.2

ACCUMULATED OTHER COMPREHENSIVE INCOME            3.8          4.3
                                             --------     --------
                                                482.0        481.9
                                             --------     --------
                                             $1,179.7     $1,179.1
                                             ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(in millions of U.S. dollars)
Unaudited

                                               NUMBER OF                                       ACCUMULATED
                                                COMMON                ADDITIONAL                  OTHER
                                                SHARES       COMMON    PAID-IN-    RETAINED   COMPREHENSIVE    TOTAL
                                            (in thousands)   SHARES     CAPITAL    EARNINGS   INCOME (LOSS)   EQUITY
                                            ------------------------------------------------------------------------
Balance at January 1, 2005                      71,440       $269.4      $17.6      $161.6        $ 8.7       $457.3

Options exercised, including tax benefit
   of $0.3 million                                  99          0.9        0.3          --           --          1.2
Comprehensive income - note 6
   Currency translation adjustment                  --           --         --          --         (3.1)        (3.1)
   Unrealized gains on cash flow
      hedges                                        --           --         --          --          0.2          0.2
   Net income                                       --           --         --         8.3           --          8.3
                                               ---------------------------------------------------------------------
Balance at April 2, 2005                        71,539       $270.3      $17.9      $169.9        $ 5.8       $463.9
                                               =====================================================================
Balance at December 31, 2005                    71,712       $273.0      $18.4      $186.2        $ 4.3       $481.9

Options exercised, including tax benefit             2           --         --          --           --           --
Stock compensation expense                          --           --        2.7          --           --          2.7
Comprehensive income - note 5
   Currency translation adjustment                  --           --         --          --         (0.6)        (0.6)
   Unrealized gains on cash flow hedges -
      note 8                                        --           --         --          --          0.1          0.1
   Net loss                                         --           --         --        (2.1)          --         (2.1)
                                                --------------------------------------------------------------------
Balance at April 1, 2006                        71,714       $273.0      $21.1      $184.1        $ 3.8       $482.0
                                                ====================================================================

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
Unaudited

                                                              For the three months ended
                                                              --------------------------
                                                                  APRIL 1,   APRIL 2,
                                                                    2006       2005
                                                                  --------   --------
OPERATING ACTIVITIES
Net (loss) income                                                  $ (2.1)    $  8.3
Depreciation and amortization                                        19.3       16.8
Amortization of financing fees                                        0.3         --
Stock compensation expense                                            2.7         --
Deferred income taxes                                                 0.2       (0.2)
Minority interest                                                     1.0        0.9
Loss (gain) on disposal of property, plant and equipment              0.1       (0.7)
Asset impairments                                                     1.4       (0.2)
Other non-cash items                                                  0.3        0.6
Net change in non-cash working capital - note 12                    (15.8)      (4.2)
                                                                   ------     ------
Cash provided by operating activities                                 7.4       21.3
                                                                   ------     ------
INVESTING ACTIVITIES
Additions to property, plant and equipment                           (8.3)     (28.1)
Proceeds from disposition of property, plant and equipment            0.7        1.0
Other investing activities                                           (2.4)      (1.5)
                                                                   ------     ------
Cash used in investing activities                                   (10.0)     (28.6)
                                                                   ------     ------
FINANCING ACTIVITIES
Payments of long-term debt                                           (0.2)      (0.2)
Short-term borrowings                                                (7.0)      (4.9)
Distributions to subsidiary minority shareowner                      (1.1)      (1.1)
Issue of common shares                                                 --        0.9
Financing costs                                                        --       (2.1)
Other financing activities                                           (0.1)      (0.1)
                                                                   ------     ------
Cash used in financing activities                                    (8.4)      (7.5)
                                                                   ------     ------
Effect of exchange rate changes on cash                               0.1       (0.4)
                                                                   ------     ------
NET DECREASE IN CASH                                                (10.9)     (15.2)

CASH, BEGINNING OF PERIOD                                            21.7       26.6
                                                                   ------     ------
CASH, END OF PERIOD                                                $ 10.8     $ 11.4
                                                                   ======     ======

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1
Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the most recent annual consolidated financial statements. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements, except for the Stock-Based Compensation as outlined below.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Determining whether an impairment has occurred requires various estimates and assumptions including estimates of cash flows that are directly related to the potentially impaired asset, the useful life over which cash flows will occur and their amounts. The measurement of an impairment loss requires an estimate of fair value, which is also based on estimates of future cash flows.

Material recognition, measurement, and presentation differences between U.S. GAAP and Canadian GAAP are disclosed in note 16.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS") 123R, Share-Based Payments, using the modified prospective approach and therefore have not restated results for prior periods. Under this prospective approach, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first quarter of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the interim period ending April 1, 2006, net income includes compensation expense of $2.7 million, or $2.0 million net of tax of $0.7 million, which equates to $0.03 per basic and diluted share. If the change had been reported retroactively, comparative figures for the three month period ended April 2, 2005 would show income before taxes of $9.2 million, income tax expense of $3.0 million and net income of $6.2 million or $0.09 per basic and diluted share as described in note 13.

Inventory Costs

In the first quarter of 2006, we also adopted SFAS 151, Inventory Costs. The statement requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities; unallocated overheads resulting from abnormally low production and certain other costs are to be recognized as an expense in the period in which they are incurred. There was no material impact from the adoption of this standard.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 2
Unusual Items

                                For the three months ended
                                --------------------------
                                    APRIL 1,   APRIL 2,
(IN MILLIONS OF U.S. DOLLARS)         2006       2005
-----------------------------       --------   --------
Restructuring                         $1.6     $ --
Asset impairments                      1.4     (0.2)
Other                                  2.0       --
                                      ----     -----
                                      $5.0     $(0.2)
                                      ====     =====

In September 2005 we announced our plan to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate under performing assets and increase focus on high potential accounts. In conjunction with this plan, we closed our Lachine, Quebec juice plant in February 2006 and in March 2006 we closed our Columbus, Ohio soft drink plant to bring production capacity in line with the needs of our customers.

Restructuring

We recorded restructuring charges of $1.6 million including $1.1 million for severance and contract termination costs relating to the closures of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant. The remaining restructuring cost of $0.5 million relates to consulting fees.

Restructuring charges of $0.8 million remain accrued as at April 1, 2006.

Asset impairments

We recorded an impairment loss of $1.4 million related to the closure of our Columbus, Ohio soft drink plant, all relating to the writedown of property, plant and equipment and information technology software.

Other

Other unusual items are primarily legal and other fees relating to the United Kingdom ("U.K.") Competition Commission review of our acquisition of 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited (the "Macaw Acquisition") in the U.K.

We are currently evaluating various actions to reduce costs and are developing detailed plans which may result in additional exit and other costs being incurred. In the near term, we may incur additional charges relating to contract termination costs associated with the closure of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant. These additional charges will be part of the previously announced $60 to $80 million total anticipated charges relating to our North American realignment plan.

We may also rationalize products and production capacity but have not yet completed our analysis nor have we completed our detailed plans. Accordingly, the ultimate amount of any asset impairment charges or change in useful lives of assets that may result is uncertain. It is reasonably possible that our estimates of future cash flows, the useful lives, or both related to certain equipment and intangibles will be significantly reduced in the near term. As a result, the carrying value of the related assets may also be reduced materially in the near term.

NOTE 3
Business Seasonality

Our net loss for the first quarter ending April 1, 2006 is not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which normally leads to

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.

NOTE 4
Income Taxes

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                                                    For the three months ended
                                                                    --------------------------
                                                                        APRIL 1,   APRIL 2,
(IN MILLIONS OF U.S. DOLLARS)                                             2006       2005
-----------------------------                                           --------   --------
Income tax (recovery) provision based on Canadian statutory rates         $(0.5)    $ 4.2
Foreign tax rate differential                                              (1.1)     (0.8)
Non-deductible expenses and other items                                     1.2       0.3
Increase in valuation allowance                                             1.2        --
                                                                          -----     -----
                                                                          $ 0.8     $ 3.7
                                                                          =====     =====

NOTE 5
Comprehensive (Loss) Income

                                                                    For the three months ended
                                                                    --------------------------
                                                                        APRIL 1,   APRIL 2,
(IN MILLIONS OF U.S. DOLLARS)                                             2006       2005
-----------------------------                                           --------   --------
Net (loss) income                                                         $(2.1)    $ 8.3
Foreign currency translation                                               (0.6)     (3.1)
Unrealized gains on cash flow hedges - note 8                               0.1       0.2
                                                                          ------    -----
                                                                          $ (2.6)   $ 5.4
                                                                          ======    =====

NOTE 6
(Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is calculated using the weighted average number of common shares outstanding adjusted to include the effect that would occur if in-the-money stock options were exercised.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

                                                                   For the three months ended
                                                                   --------------------------
                                                                       APRIL 1,   APRIL 2,
(IN THOUSANDS)                                                           2006       2005
--------------                                                         --------   --------
Weighted average number of shares outstanding - basic                   71,712     71,504
Dilutive effect of stock options                                            43        415
Adjusted weighted average number of shares outstanding - diluted        ------     ------
                                                                        71,755     71,919
                                                                        ======     ======

At April 1, 2006, options to purchase 4,420,764 shares of common stock at a weighted average exercise price of C$43.53 per share were outstanding, but were not included in the computation of diluted net loss per share because the options' exercise price was greater than the average market price of our common stock during the period.

As of April 1, 2006, we had 71,713,630 common shares and 4,538,655 common share options outstanding. Of our common share options outstanding, 2,298,394 options were exercisable as of April 1, 2006.

During the first quarter ended April 1, 2006, no common share options were issued and 2,000 common share options were exercised at an exercise price of C$5.95.

NOTE 7
Inventories

                     APRIL 1,   DECEMBER 31,
                       2006         2005
                     --------   ------------
                  (in millions of U.S. dollars)
Raw materials         $ 67.0        $ 63.9
Finished goods          86.7          62.9
Other                   17.9          17.4
                      ------        ------
                      $171.6        $144.2
                      ======        ======

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 8
Derivative Financial Instruments

We enter into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar attributable to certain forecasted U.S. dollar raw material purchases of the Canadian business. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and mature at various dates through December 28, 2006. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

At April 1, 2006, the hedges consisted of foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar at a cost of $0.6 million. The fair value of the options of $0.2 million ($0.9 million - April 2, 2005) has been included in prepaid expenses and other assets and the unrealized loss of $0.4 million ($0.2 million unrealized gain - April 2, 2005) is recorded in other comprehensive income, reflecting a $0.1 million ($0.2 million - April 2, 2005) change in the unrealized loss in comprehensive income in the first quarter.

NOTE 9
Property, Plant and Equipment

                                APRIL 1,   DECEMBER 31,
(IN MILLIONS OF U.S. DOLLARS)     2006         2005
-----------------------------   --------   ------------
Cost                            $ 684.1      $ 680.8
Accumulated depreciation         (300.0)      (286.6)
                                -------      -------
                                $ 384.1      $ 394.2
                                =======      =======

NOTE 10
Intangibles and Other Assets

                                         APRIL 1, 2006                  DECEMBER 31, 2005
                                ------------------------------   ------------------------------
                                          ACCUMULATED                      ACCUMULATED
(IN MILLIONS OF U.S. DOLLARS)    COST    AMORTIZATION     NET     COST    AMORTIZATION     NET
-----------------------------   ------   ------------   ------   ------   ------------   ------
INTANGIBLES
Not subject to amortization
Rights                          $ 80.4       $  --      $ 80.4   $ 80.4       $  --      $ 80.4
                                ---------------------------------------------------------------
Subject to amortization
Customer relationships           166.8        43.1       123.7    166.7        40.1       126.6
Trademarks                        29.0         9.8        19.2     29.0         9.3        19.7
Information technology            50.8        25.7        25.1     49.1        24.1        25.0
Other                              3.6         1.0         2.6      3.6         1.0         2.6
                                ------------------------------   ------------------------------
                                 250.2        79.6       170.6    248.4        74.5       173.9
                                ------------------------------   ------------------------------
                                 330.6        79.6       251.0    328.8        74.5       254.3
                                ------------------------------   ------------------------------
OTHER ASSETS
Financing costs                    4.6         1.5         3.1      4.6         1.2         3.4
Other                              5.4         2.9         2.5      5.4         2.7         2.7
                                ------------------------------   ------------------------------
                                  10.0         4.4         5.6     10.0         3.9         6.1
                                ------------------------------   ------------------------------
                                $340.6       $84.0      $256.6   $338.8       $78.4      $260.4
                                ==============================   ==============================

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Amortization expense of intangible assets was $6.0 million for the period ended April 1, 2006 ($4.9 million - April 2, 2005).

NOTE 11
Short-Term Borrowings

Short-term borrowings include bank overdrafts, and borrowings under our credit facilities and receivables securitization facility.

The credit facilities are collateralized by substantially all our personal property with certain exceptions including the receivables sold as part of our receivables securitization facility discussed below.

In general, borrowings under the credit facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. A facility fee of between 0.15% and 0.375% per annum is payable on the entire line of credit. The level of the facility fee is dependent on financial covenants.

As at April 1, 2006, credit of $83.6 million was available after borrowings of $136.4 million and standby letters of credit of $5.0 million. The weighted average interest rate was 6.02% on these facilities as of April 1, 2006.

The amount of funds available under the receivables securitization facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of an unaffiliated entity, Park Avenue Receivables Company, LLC and certain other financial institutions (the "Purchasers"). A fee of between 0.20% and 0.40% per annum is currently payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of April 1, 2006, $43.9 million of eligible receivables, net of reserves, were available for purchase and $5.0 million was outstanding, under this facility, at a weighted average interest rate of 5.58%.

NOTE 12
Net Change in Non-Cash Working Capital

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                                              For the three
                                                               months ended
                                                           -------------------
                                                           APRIL 1,   APRIL 2,
                                                             2006       2005
                                                           --------   --------
                                                             (in millions of
                                                              U.S. dollars)
Decrease (increase) in accounts receivable                  $  8.4     $(18.4)
Increase in inventories                                      (27.4)     (18.2)
(Increase) decrease in prepaid expenses and other assets      (2.5)       0.6
Increase in accounts payable and accrued liabilities           5.7       31.8
                                                            ------     ------
                                                            $(15.8)    $ (4.2)
                                                            ======     ======

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 13
Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective approach and therefore have not restated prior periods' results. Under this prospective approach, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first quarter of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the interim period ending April 1, 2006, net income includes compensation expense of $2.7 million, or $2.0 million net of tax of $0.7 million, which equates to $0.03 per basic and diluted share.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for fiscal 2005, had we applied the fair value recognition provisions of SFAS 123, as follows:

                                 FOR THE THREE
(IN MILLIONS OF U.S. DOLLARS,     MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)        APRIL 2, 2005
-----------------------------    -------------
NET INCOME
   As reported                       $ 8.3
   Compensation expense               (2.1)
                                     -----
   Pro forma                         $ 6.2
                                     =====
NET INCOME PER SHARE - BASIC
   As reported                       $0.12
   Pro forma                         $0.09
NET INCOME PER SHARE - DILUTED
   As reported                       $0.12
   Pro forma                         $0.09

The pro forma compensation expense has been tax effected to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                 FOR THE THREE
                                  MONTHS ENDED
                                    APRIL 2,
                                      2005
                                 -------------
Risk-free interest rate           3.3% -- 3.7%
Average expected life (years)               4
Expected volatility                      40.0%
Expected dividend yield                    --

There were no options granted during the first quarter of fiscal 2006.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Option activity was as follows:

                                           WEIGHTED   WEIGHTED AVERAGE
                                            AVERAGE       REMAINING
                                           EXERCISE   CONTRACTUAL TERM
                                 SHARES      PRICE       (IN YEARS)
                               ---------   --------   ----------------
Balance at January 1, 2005     4,205,965    $30.90
Granted                          142,500     29.67
Exercised                        (99,200)    13.80
Forfeited                        (93,700)    34.83
                               ---------    ------           ---
Outstanding at April 2, 2005   4,155,565     31.18           4.7
                               ---------    ------           ---
Exercisable at April 2, 2005   1,780,264    $23.51           4.7
                               ---------    ------           ---
Balance at December 31, 2005   4,604,655    $30.69
Granted                               --        --
Exercised                         (2,000)     5.95
Forfeited                        (64,000)    30.20
                               ---------    ------           ---
Outstanding at April 1, 2006   4,538,655     42.59           4.5
                               ---------    ------           --
-Exercisable at April 1, 2006   2,298,394    $28.09          4.5
                               ---------    ------           ---

Outstanding options at April 1, 2006 are as follows:

                                    Options Outstanding                               Options Exercisable
                                --------------------------                      ------------------------------
                                                Remaining    Weighted Average                 Weighted Average
                                   Number      Contractual     ExercisePrice       Number      Exercise Price
Range of Exercise Prices (C$)   Outstanding   Life (Years)        (C$)          Exercisable         (C$)
--------------------------------------------------------------------------------------------------------------
$5.95 - $16.10                     124,491         1.9            $ 9.85           124,491         $ 9.85
$16.68 - $24.25                    809,964         3.2            $19.75           669,438         $19.80
$26.00 - $33.30                  2,325,050         4.8            $29.97         1,102,390         $30.49
$35.21 - $43.64                  1,279,150         4.9            $41.02           402,075         $40.98
                                 -----------------------------------------------------------------------------
                                 4,538,655         4.5            $42.59         2,298,394         $28.09
                                 =============================================================================

Total compensation expense related to non-vested awards not yet recognized is expected to be $16.5 million. The weighted average period over which this is expected to be recognized is 1.1 years.

NOTE 14
Contingencies

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

See also Note 17.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 15
Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned beverages to regional and national grocery, mass-merchandise and wholesale chains in North America, the U.K. & Europe and International business segments. The International segment includes our Mexican business, our Royal Crown International business and our business in Asia. The concentrate assets, sales and related expenses have been included in the Corporate & Other segment.

BUSINESS SEGMENTS

                                                          UNITED
                                                NORTH     KINGDOM                   CORPORATE &
                                               AMERICA   & EUROPE   INTERNATIONAL      OTHER        TOTAL
                                               -----------------------------------------------------------
                                                              (in millions of U.S. dollars)
FOR THE THREE MONTHS ENDED
   APRIL 1, 2006
External sales                                  $309.5    $ 65.4        $17.9          $ 1.4      $  394.2
Depreciation and amortization                     13.7       3.9          0.4            1.3          19.3
Operating income (loss) before unusual items      15.1       1.8          2.9           (7.1)         12.7
Unusual items - note 2
   Restructuring                                   1.2        --           --            0.4           1.6
   Asset impairment                                1.2        --           --            0.2           1.4
   Other                                            --       2.0           --             --           2.0

Additions to property, plant and equipment         6.5       1.8           --             --           8.3

AS OF APRIL 1, 2006
Property, plant and equipment                    258.3     108.3          9.9            7.6         384.1
Goodwill                                          74.0      66.8          4.6            5.1         150.5
Intangibles and other assets                     131.8      25.9          0.9           98.0         256.6

Total assets                                     712.3     300.5         81.8           85.1       1,179.7
                                                ==========================================================

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

                                                          UNITED
                                                NORTH     KINGDOM                   CORPORATE &
                                               AMERICA   & EUROPE   INTERNATIONAL      OTHER        TOTAL
                                               -----------------------------------------------------------
                                                              (in millions of U.S. dollars)
FOR THE THREE MONTHS ENDED
   APRIL 2, 2005
External sales                                  $335.4    $ 43.6        $15.7          $ 0.8      $  395.5
Depreciation and amortization                     13.7       2.1          0.3            0.7          16.8
Operating income (loss) before unusual items      19.2       1.9          2.3           (3.6)         19.8
Unusual items - asset impairments                   --      (0.2)          --             --          (0.2)

Additions to property, plant and equipment        23.1       4.7          0.2            0.1          28.1

AS OF DECEMBER 31, 2005
Property, plant and equipment                    266.2     109.4         10.3            8.3         394.2
Goodwill                                          74.1      66.6          4.5            5.1         150.3
Intangibles and other assets                     136.0      26.3          1.1           97.0         260.4

Total assets                                     710.5     307.7         83.1           77.8       1,179.1
                                                ----------------------------------------------------------

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

For the quarter ended April 1, 2006, sales to Wal-Mart Stores, Inc. accounted for 42% (April 2, 2005 - 41%) of our total sales.

Revenues by geographic area are as follows:

                                      For the
                                 three months ended
                                -------------------
                                APRIL 1,   APRIL 2,
(IN MILLIONS OF U.S. DOLLARS)     2006       2005
-----------------------------   --------   --------
United States                    $276.5     $300.3
Canada                             40.6       41.1
United Kingdom                     63.2       41.8
Other countries                    13.9       12.3
                                 ------     ------
                                 $394.2     $395.5
                                 ======     ======

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

                                APRIL 1,   DECEMBER 31,
(IN MILLIONS OF U.S. DOLLARS)     2006         2005
-----------------------------   --------   ------------
United States                    $481.4        $491.7
Canada                             96.8          98.2
United Kingdom                    201.0         202.3
Other countries                    12.0          12.7
                                 ------        ------
                                 $791.2        $804.9
                                 ======        ======

NOTE 16
Differences Between United States and Canadian Accounting Principles and
Practices

These consolidated financial statements have been prepared in accordance with U.S. GAAP which differs in certain respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP.

(a) In fiscal 2005, under U.S. GAAP, we elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options. Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payments, which requires us to recognize compensation expense for all types of stock options, using the modified prospective approach. As a result, there was no difference in compensation expense recorded for Canadian GAAP in the first quarter of 2006. Compensation expense of $2.8 million, $2.1 million net of tax of $0.7 million, was recorded in the first quarter of 2005. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first quarter of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. As a result, compensation expense of $2.7 million ($2.8 million - April 2, 2005), $2.0 million ($2.1 million - April 2, 2005) net of tax of $0.7 million ($0.7 million - April 2, 2005) was recorded in the first quarter of 2006.

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

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

CONSOLIDATED BALANCE SHEETS

                                                APRIL 1, 2006       December 31, 2005
                                             -------------------   -------------------
                                               U.S.     CANADIAN     U.S.     Canadian
(IN MILLIONS OF U.S. DOLLARS)                  GAAP       GAAP       GAAP       GAAP
-----------------------------                --------   --------   --------   --------
Property, plant & equipment (b)              $  384.1   $  384.1   $  394.2   $  394.2
Goodwill (b)                                    150.5      151.0      150.3      150.8
Total assets                                  1,179.7    1,180.2    1,179.1    1,179.6
Deferred income taxes- net (a), (b)              53.8       47.3       53.5       47.0
Total liabilities                               675.3      668.8      674.7      668.2
Capital stock (a), (c)                          273.0      266.6      273.0      263.9
Additional paid-in-capital (a)                   21.1       25.2       18.4       25.2
Retained earnings (a), (b), (c)                 184.1      151.0      186.2      153.1
Accumulated other comprehensive income (c)        3.8       46.2        4.3       46.7
Total shareowners' equity                       482.0      489.0      481.9      488.9

RECONCILIATION OF CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                     For the three months ended
                                                    -----------------------------
(IN MILLIONS OF U.S. DOLLARS)                       APRIL 1, 2006   April 2, 2005
-----------------------------                       -------------   -------------
Net (loss) income under U.S. GAAP                      $ (2.1)          $ 8.3
Cost of sales (b)                                          --            (0.1)
Stock compensation expense (a)                             --            (2.8)
Recovery of income taxes (a), (b)                          --             0.7
                                                       ------           -----
Net (loss) income under Canadian GAAP                  $ (2.1)          $ 6.1
                                                       ======           =====
NET INCOME (LOSS) PER COMMON SHARE, CANADIAN GAAP
Basic                                                  $(0.03)          $0.09
Diluted                                                $(0.03)          $0.08
                                                       ======           =====

RECONCILIATION OF CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the three months ended
                                                      -----------------------------
(IN MILLIONS OF U.S. DOLLARS)                         APRIL 1, 2006   April 2, 2005
-----------------------------                         -------------   -------------
Cash provided by operating activities U.S. GAAP            $7.4           $21.3
Net income (a), (b)                                          --            (2.2)
Depreciation & amortization (b)                              --             0.1
Deferred income taxes (a), (b)                               --            (0.7)
Other non-cash items (a)                                     --             2.8
                                                           ----           -----
Cash provided by operating activities Canadian GAAP        $7.4           $21.3
                                                           ====           =====

NOTE 17
Subsequent Events

The U.K. Office of Fair Trading ("OFT") referred the Macaw Acquisition to the U.K. Competition Commission for further investigation. On April 28, 2006, we received final clearance of the Macaw Acquisition from the Competition Commission.

NOTE 18
Certain of the comparative figures have been reclassified to conform to the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the world's largest suppliers of retailer brand beverages.

RESULTS OF OPERATIONS

                                           APRIL 1, 2006           April 2, 2005
                                       ---------------------   ---------------------
                                        MILLIONS     PERCENT    MILLIONS     PERCENT
                                       OF DOLLARS   OF SALES   OF DOLLARS   OF SALES
                                       ----------   --------   ----------   --------
Sales                                    $394.2      100.0%      $395.5      100.0%
Cost of sales                             341.5       86.6%       339.5       85.8%
                                         ------      -----       ------      -----
Gross margin                               52.7       13.4%        56.0       14.2%
SG&A                                       39.9       10.1%        36.9        9.3%
Loss (gain) on disposal of property,
   plant and equipment                      0.1         --         (0.7)       0.2%
Unusual items                               5.0        1.3%        (0.2)       0.1%
                                         ------      -----       ------      -----
Operating income                            7.7        2.0%        20.0        5.1%

Other (income) expense                     (0.2)       0.1%         0.6        0.2%
Interest expense                            8.2        2.1%         6.5        1.6%
Minority interest                           1.0        0.3%         0.9        0.2%
Income taxes                                0.8        0.2%         3.7        0.9%
                                         ------      -----       ------      -----
Net (loss) income                        $ (2.1)       0.5%      $  8.3        2.1%
                                         ======      =====       ======      =====
Depreciation & amortization                19.3        4.9%        16.8        4.2%
                                         ======      =====       ======      =====

We reported a net loss of $2.1 million or $(0.03) per diluted share for the first quarter ended April 1, 2006, compared with net income of $8.3 million, or $0.12 per diluted share, for the first quarter of 2005. The decrease was primarily due to:

     o increased packaging costs, primarily PET resin, not fully recovered through price increases;

     o    higher fixed costs resulting from new production capacity in the U.S;
          and

     o    changes in product and packaging mix.

SALES -Sales in the first quarter of 2006 were $394.2 million, a decrease of 0.3% from $395.5 million in the first quarter of 2005. The impact of foreign exchange on sales was negligible. Sales decreased 5.4% when excluding the impact of foreign exchange and our August 2005 acquisition of 100% of the outstanding shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited (the "Macaw Acquisition"). Total 8-ounce equivalent case volume was 295 million cases in the first quarter of 2006, an increase of 8.3% compared to the first quarter of 2005. Excluding the impact of the Macaw Acquisition, 8-ounce equivalent case volume was up 3.3% compared with the first quarter of 2005. The sale of concentrates is a high volume but low dollar component of our overall sales, which partially explains why revenue slightly decreased but total 8-ounce equivalent volume increased in the first quarter of 2006 compared to the first quarter of 2005.

                                                                 NORTH     UK &
(IN MILLIONS OF DOLLARS)                               COTT     AMERICA   EUROPE   INTER-NATIONAL
------------------------                              ------    -------   ------   --------------
Change in sales                                       $ (1.3)   $(25.9)   $ 21.8       $ 2.2
Impact of acquisitions                                 (20.1)       --     (20.1)         --
Impact of foreign exchange                               0.2      (2.5)      3.2        (0.6)
                                                      ------    ------    ------       -----
Change excluding acquisitions & exchange              $(21.2)   $(28.4)   $  4.9       $ 1.6
                                                      ------    ------    ------       -----
Percentage change excluding acquisitions & exchange       (5)%      (8)%      12%         10%
                                                      ------    ------    ------       -----

In North America, sales were $309.5 million in the first quarter of 2006, a decrease of 7.7% from the first quarter of 2005. Excluding the impact of foreign exchange, sales decreased by 8.4%. This decline was mainly due to a structural change in our business arrangement with one of our self-manufacturing customers. The related sales are now in the form of concentrates rather than filled beverages. This lowers our revenue but has minimal earnings impact. Other factors impacting North American sales were product and customer rationalization, continued carbonated soft drink ("CSD") softness and lower bottled water sales.

In the U.K. and Europe, sales were $65.4 million in the first quarter of 2006, an increase of 50% from the first quarter of 2005. Excluding the impact of the Macaw Acquisition, sales increased 3.9%. Excluding the impact of the Macaw Acquisition and foreign exchange, sales increased 12.1%.

The International segment includes our Mexican operations, our Royal Crown International division and our business in Asia. Sales by this segment were $17.9 million in the first quarter of 2006, an increase of 14% when compared with the first quarter of 2005. This increase was primarily from Mexico where sales in the first quarter were $11.8 million, an increase of $1.3 million when compared with sales in the first quarter of 2005 primarily due to increased volume.

GROSS PROFIT - Gross profit as a percentage of sales decreased to 13.4% for the first quarter of 2006 from 14.2% in the first quarter of 2005. The gross margin decline was due to higher ingredient and packaging costs and increased capacity-related fixed costs, partially offset by selling price increases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $39.9 million in the first quarter of 2006, an increase of $3 million from the first quarter of 2005, largely due to stock option expenses of $2.7 million. The additional SG&A costs resulting from the Macaw Acquisition were largely offset by our company-wide cost control actions. As a percentage of sales, SG&A increased to 10.1% in the first quarter of 2006 from 9.3% in the first quarter of 2005.

STOCK-BASED COMPENSATION - Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS 123R"), Share-Based Payments, using the modified prospective approach and therefore have not restated results for prior periods. Under this prospective approach, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first quarter of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the interim period ending April 1, 2006, net income includes compensation expense of $2.7 million, or $2.0 million net of tax of $0.7 million, which equates to $0.03 per basic and diluted share. If the change had been reported retroactively, comparative figures for the three month period ended April 2, 2005 would show income before taxes of $9.2 million, income tax expense of $3.0 million and net income of $6.2 million or $0.09 per basic and diluted share.

UNUSUAL ITEMS - In the first quarter of 2006, we recorded charges for unusual items of $5 million on a pre-tax basis or $0.06 per diluted share after tax. In the first quarter of 2005, the only unusual item was a $0.2 million gain.

Of the $5 million of unusual items recorded in the first quarter of 2006, $1.6 million relates to restructuring charges, $1.4 million relates to asset impairments and $2 million relates to legal and other fees relating to the U.K Competition Commission review of the Macaw Acquisition.

Restructuring charges of $1.6 million includes $1.1 million for severance and contract termination costs relating to the closures of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant. The remaining restructuring cost of $0.5 million relates to consulting fees.

Asset impairments of $1.4 million are related to the closure of our Columbus, Ohio soft drink plant, all relating to the writedown of property, plant and equipment and information technology software

OPERATING INCOME - Operating income was $7.7 million in the first quarter of 2006 including unusual items of $5 million, as compared with $20 million in the first quarter of 2005 which included unusual items of $0.2 million gain.

INTEREST EXPENSE - Net interest expense was $8.2 million in the first quarter of 2006, up from $6.5 million in the first quarter of 2005 primarily resulting from the Macaw Acquisition.

INCOME TAXES - We recorded an income tax provision of $0.8 million in the first quarter of 2006. This compares with an income tax provision of $3.7 million in the first quarter of 2005. The income tax provision was impacted primarily by our inability to recognize the tax benefit of our losses in Canada.

FINANCIAL CONDITION

OPERATING ACTIVITIES - Cash used in operating activities in the first quarter of 2006 was $0.9 million, after capital expenditures of $8.3 million, as compared to the first quarter of 2005 in which cash used in operating activities was $6.8 million, after capital expenditures of $28.1 million.

Cash decreased from $21.7 million to $10.8 million in the first quarter of 2006.

CAPITAL RESOURCES AND LONG-TERM DEBT - Our sources of capital include operating cash flows, short term borrowings under current credit and receivables securitization facilities, issuance of public and private debt and issuance of equity securities. We believe we have adequate financial resources to meet our ongoing cash requirements for operations and capital expenditures, as well as our other financial obligations based on our operating cash flows and currently available credit.

Our senior secured credit facilities allow for revolving credit borrowings of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. As of April 1, 2006 credit of $83.6 million was available after borrowings of $136.4 million, standby letters of credit of $5 million. The weighted average interest rate was 6.02% on these facilities as of April 1, 2006.

The receivables securitization facility allows for borrowing up to $75.0 million based on the amount of eligible receivables and various reserves required by the facility. As of April 1, 2006, $43.9 million of eligible receivables, net of reserves, were available for purchase and $5 million was outstanding at a weighted average interest rate of 5.58%.

As of April 1, 2006, long-term debt totaled $273.1 million compared with $273.1 million at the end of 2005. At the end of the first quarter of 2006, debt consisted of $270.7 million in 8% senior subordinated notes with a face value of $275.0 million and $2.4 million of other debt.

CANADIAN GAAP - Under Canadian GAAP, in the first quarter of 2006, we reported a net loss of $2.1 million and total assets of $1,180.2 million compared to net loss and total assets under U.S. GAAP of $2.1 million and $1,179.7 million, respectively, in the first quarter of 2006.

There was no material U.S./Canadian GAAP differences in the first quarter of 2006.

OUTLOOK

We continue to expect 2006 to be a challenging year. Sales of CSDs are expected to be flat as compared with 2005 as the decline in sales of regular CSDs is offset by higher sales of diet CSDs. Strong growth is expected for bottled water and non-carbonated beverages.

To be successful, we will need to take a more disciplined, strategic approach to pricing, work to strategically reduce costs, aggressively improve the efficiency of our overall supply chain including bottled water profitability and increase our penetration into the non-carbonated beverages category.

We continue to move forward with our North American realignment plan we announced in September 2005. We are leveraging management strengths across a broader territory and maximizing opportunities and processes to improve supply chain efficiencies and financial performance. To date, we have recorded charges of $19.9 million relating to this plan and $20 million for customer relationship impairment and could incur additional pre-tax charges, including asset impairments, severance and other costs, of $20 to $40 million. The $20 to $40 million in charges are those remaining to be taken as part of the previously announced $60 to $80 million total anticipated charges and are not in addition to the previously announced $60 to $80 million in total anticipated charges. While we are considering various actions including product and capacity rationalization, we have not completed our detailed plans and the requisite analyses to estimate the remaining charges to specific categories. As a result, the ultimate amount and timing of the charges is uncertain.

Our business strategy also involves continuing to expand outside of North America. We continue to view Mexico as a strong long-term growth opportunity and are working closely with our customers to grow the retailer brand beverage segment in this market. Our U.K. division intends to continue to enhance its performance through product innovation and a customer-centric focus to identify opportunities. On April 28, 2006, the U.K. Competition Commission gave final approval to the Macaw Acquisition and we are integrating Macaw business into our U.K. business. This acquisition has added additional production capacity and aseptic beverage capabilities to our U.K. business unit.

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

o adverse rulings, judgments or settlements in our existing litigation and regulatory reviews, and the possibility that additional litigation or regulatory reviews will be brought against us;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A: Quantitative and Qualitative Disclosures about Market Risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In the first quarter of 2006, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar attributable to certain forecasted U.S. dollar raw material purchases of the Canadian business segment. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and mature at various dates through December 28, 2006. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At April 1, 2006, the fair value of the options was $0.2 million ($0.9 million - April 2, 2005) and we recorded $0.1 million unrealized gain in comprehensive income in the first quarter of 2006. See "Note 8 Derivative Financial Instruments."

Our sales outside the U.S. are concentrated principally in the U.K. and Canada. We believe that our foreign currency exchange rate risk has been immaterial given the historic stability of the U.S. dollar with respect to the foreign currencies to which we have our principal exposure. However, there can be no assurance that these exchange rates will remain stable or that our exposure to foreign currency exchange rate risk will not increase in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting or in other factors during the quarter ended April 1, 2006 that could materially affect, or are likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. On April 28, 2006, the U.K. Competition Commission gave final clearance to the Macaw Acquisition.

ITEM 1A. RISK FACTORS

Reference is made to the detailed description of risk factors our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Risks and uncertainties include national brand pricing strategies, commitment of major customers to retailer brand programs, stability of procurement costs for items such as sweetener, packaging materials and other ingredients, the successful integration of new acquisitions, the ability to protect intellectual property and fluctuations in interest rates and foreign currencies versus the U.S. dollar.

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not changed materially other than as set forth below.

IF THE COMPETITION COMMISSION IN THE U.K. DOES NOT APPROVE THE MACAW ACQUISITION, WE MIGHT BE REQUIRED TO SELL ALL OR PART OF THIS BUSINESS AND MAY NOT RECOVER OUR FULL COST.

This Risk Factor is no longer applicable as the Competition Commission approved the Macaw Acquisition on April 28, 2006.

Sales to our top customer (Wal-Mart Stores, Inc.) in the first three months of 2006 and 2005 accounted for 42% and 41%, respectively, of our total sales. Sales to the top ten customers in the first three months of 2006 and 2005 accounted for 63% and 68%, respectively, of our total sales. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our sales, could have a material adverse effect on our operating results and cash flows.

ITEM 6. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

1.   Financial Statement Schedules

     Schedule III - Consolidating Financial Statements

2.   Exhibits

Number   Description
------   -----------
3.1      Articles of Incorporation of Cott (incorporated by reference to Exhibit
         3.1 to our Form 10-K dated March 31, 2000).

3.2      By-laws of Cott (incorporated by reference to Exhibit 3.2 to our Form
         10-K dated March 8, 2002).

31.1     Certification of the President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2006 (filed herewith).

31.2 Certification of the Executive Vice President & Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2006 (filed herewith).

32.1     Certification of the President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2006 (furnished herewith).

32.2 Certification of the Executive Vice President & Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2006 (furnished herewith).

In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COTT CORPORATION
                                        (Registrant)


Date: May 11, 2006                      /s/ B. Clyde Preslar
                                        ----------------------------------------
                                        B. Clyde Preslar
                                        Executive Vice President &
                                        Chief Financial Officer
                                        (On behalf of the Company)


Date: May 11, 2006                      /s/ Tina Dell'Aquila
                                        ----------------------------------------
                                        Tina Dell'Aquila
                                        Vice President, Controller & Assistant
                                        Secretary
                                        (Principal accounting officer)

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

COTT CORPORATION
CONSOLIDATING STATEMENTS OF (LOSS) INCOME
(in millions of U.S. dollars, unaudited)

                                                                FOR THE THREE MONTHS ENDED APRIL 1, 2006
                                        ----------------------------------------------------------------------------------------
                                            COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                        ----------------------------------------------------------------------------------------
SALES                                      $44.1          $262.1           $77.7          $27.3          $(17.0)       $394.2
Cost of sales                               36.7           229.7            68.8           23.3           (17.0)        341.5
                                           ----------------------------------------------------------------------------------
GROSS PROFIT                                 7.4            32.4             8.9            4.0              --          52.7
Selling, general and administrative
   expenses                                 11.4            19.2             7.5            1.8              --          39.9
Loss (gain) on disposal of property,
   plant and equipment                        --             0.1              --             --              --           0.1
Unusual items
   Restructuring and other                   0.5             1.1             2.0             --                           3.6
   Asset impairments                         0.2             1.2              --             --              --           1.4
                                           ----------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                     (4.7)           10.8            (0.6)           2.2              --           7.7

Other expense (income), net                   --             0.6            (0.4)           4.8            (5.2)         (0.2)
Interest expense (income), net                --             8.0              --            0.2              --           8.2
Minority interest                             --              --              --            1.0              --           1.0
                                           ----------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES AND
   EQUITY INCOME                            (4.7)            2.2            (0.2)          (3.8)            5.2          (1.3)

Income taxes                                  --             0.2             0.3            0.3              --           0.8
Equity income                                2.6             0.5             2.9             --            (6.0)           --
                                           ----------------------------------------------------------------------------------
NET (LOSS) INCOME                          $(2.1)         $  2.5           $ 2.4          $(4.1)         $ (0.8)       $ (2.1)
                                           ==================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars, unaudited)

                                                                             AS OF APRIL 1, 2006
                                          ----------------------------------------------------------------------------------------
                                              COTT      COTT BEVERAGES     GUARANTOR    NON-GUARANTOR   ELIMINATION
                                          CORPORATION        INC.        SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                          ----------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                                      $  4.5         $    --         $   3.7         $  2.6       $      --      $   10.8
   Accounts receivable                         28.3            27.2            62.0          103.9           (36.3)        185.1
   Inventories                                 23.2            92.4            50.4            5.6              --         171.6
   Prepaid expenses and other assets            2.1             2.2             5.6            2.2              --          12.1
   Deferred income taxes                         --             8.1             0.1            0.4              --           8.6
                                             -----------------------------------------------------------------------------------

                                               58.1           129.9           121.8          114.7           (36.3)        388.2
Property, plant and equipment                  51.8           188.9           133.3           10.1              --         384.1
Goodwill                                       23.5            46.0            81.0             --              --         150.5
Intangibles and other assets                   16.6           162.9            37.4           39.7              --         256.6
Due from affiliates                            62.6            67.4           170.8           41.9          (342.7)           --
Investments in subsidiaries                   397.7            73.4            65.5          137.6          (674.2)           --
Deferred income taxes                            --              --             0.3             --              --           0.3
                                             -----------------------------------------------------------------------------------
                                             $610.3         $ 668.5         $ 610.1         $344.0       $(1,053.2)     $1,179.7
                                             ===================================================================================
LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                     $   --         $  12.5         $ 134.1         $  5.0       $      --      $  151.6
   Current maturities of long-term debt          --             0.8              --             --              --           0.8
   Accounts payable and accrued
      liabilities                              33.1           118.0            61.8           16.4           (41.4)        187.9
   Deferred income taxes                         --              --             0.2             --              --           0.2
                                             -----------------------------------------------------------------------------------

                                               33.1           131.3           196.1           21.4           (41.4)        340.5
Long-term debt                                   --           272.3              --             --              --         272.3
Due to affiliates                              95.2           117.9            59.9           69.7          (342.7)           --
Deferred income taxes                            --            39.4            17.6            5.5              --          62.5
                                             -----------------------------------------------------------------------------------
                                              128.3           560.9           273.6           96.6          (384.1)        675.3
                                             -----------------------------------------------------------------------------------
Minority interest                                --              --              --           22.4              --          22.4

SHAREOWNERS' EQUITY
Capital stock
   Common shares                              273.0           275.8           599.5          175.0        (1,050.3)        273.0
Additional paid-in-capital                     21.1              --              --             --              --          21.1
Retained earnings (deficit)                   184.1          (168.2)         (179.0)          (8.5)          355.7         184.1
Accumulated other comprehensive income          3.8              --           (84.0)          58.5            25.5           3.8
                                             -----------------------------------------------------------------------------------
                                              482.0           107.6           336.5          225.0          (669.1)        482.0
                                             -----------------------------------------------------------------------------------
                                             $610.3         $ 668.5         $ 610.1         $344.0       $(1,053.2)     $1,179.7
                                             ===================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                                  FOR THE THREE MONTHS ENDED APRIL 1, 2006
                                          ----------------------------------------------------------------------------------------
                                              COTT      COTT BEVERAGES     GUARANTOR    NON-GUARANTOR   ELIMINATION
                                          CORPORATION        INC.        SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                          ----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                            $(2.1)         $  2.5           $ 2.4          $(4.1)         $(0.8)        $ (2.1)
Depreciation and amortization                  3.1             9.5             5.4            1.3             --           19.3
Amortization of financing fees                  --             0.1             0.1            0.1             --            0.3
Stock compensation expense                     2.7              --              --             --             --            2.7
Deferred income taxes                           --             0.3            (0.2)           0.1             --            0.2
Minority interest                               --              --              --            1.0             --            1.0
Equity (loss) income, net of
   distributions                              (2.6)            0.6            (2.9)            --            4.9             --
Loss on disposal of property, plant and
   equipment                                    --             0.1              --             --             --            0.1
Asset impairments                               --             1.4              --             --             --            1.4
Other non-cash items                            --             0.3              --             --             --            0.3
Net change in non-cash working capital        (1.9)          (12.9)           (0.6)           4.8           (5.2)         (15.8)
                                             ----------------------------------------------------------------------------------
Cash provided by (used in) operating
   activities                                 (0.8)            1.9             4.2            3.2           (1.1)           7.4
                                             ----------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                  (0.7)           (5.2)           (2.4)            --             --           (8.3)
Proceeds from disposal of property,
   plant and equipment                          --             0.6             0.1             --             --            0.7
Advances to affiliates                        (1.7)             --            (2.1)            --            3.8             --
Investment in subsidiary                        --              --              --             --             --             --
Other investing activities                    (1.2)           (1.2)             --             --             --           (2.4)
                                             ----------------------------------------------------------------------------------
Cash used in investing activities             (3.6)           (5.8)           (4.4)            --            3.8          (10.0)
                                             ----------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments of long-term debt                      --            (0.2)             --             --             --           (0.2)
Short-term borrowings                           --             2.1            (4.1)          (5.0)            --           (7.0)
Advances from affiliates                        --             2.1             1.7             --           (3.8)            --
Distributions to subsidiary minority
   shareowner                                   --              --              --           (1.1)            --           (1.1)
Issue of common shares                          --              --              --             --             --             --
Financing costs                                 --              --              --             --             --             --
Dividends paid                                  --              --              --           (1.1)           1.1             --
Other financing activities                      --            (0.1)             --             --             --           (0.1)
                                             ----------------------------------------------------------------------------------
Cash provided by (used in) financing
   activities                                   --             3.9            (2.4)          (7.2)          (2.7)          (8.4)
                                             ----------------------------------------------------------------------------------
Effect of exchange rate changes on cash        0.1              --              --             --             --            0.1
                                             ----------------------------------------------------------------------------------
NET DECREASE IN CASH                          (4.3)             --            (2.6)          (4.0)            --          (10.9)
CASH, BEGINNING OF PERIOD                      8.8              --             6.3            6.6             --           21.7
                                             ----------------------------------------------------------------------------------
CASH, END OF PERIOD                          $ 4.5          $   --           $ 3.7          $ 2.6          $  --         $ 10.8
                                             ==================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars, unaudited)

                                                                FOR THE THREE MONTHS ENDED APRIL 2, 2005
                                        ----------------------------------------------------------------------------------------
                                            COTT      COTT BEVERAGES     GUARANTOR    NON-GUARANTOR   ELIMINATION
                                        CORPORATION        INC.        SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                        ----------------------------------------------------------------------------------------
SALES                                      $43.5          $274.6           $56.4          $27.1          $ (6.1)       $395.5
Cost of sales                               38.0           235.7            48.6           23.3            (6.1)        339.5
                                           ----------------------------------------------------------------------------------
GROSS PROFIT                                 5.5            38.9             7.8            3.8              --          56.0
Selling, general and administrative
   expenses                                  9.6            20.3             5.2            1.8              --          36.9
Loss (gain) on disposal of property,
   plant and equipment                        --             0.1            (0.8)            --              --          (0.7)
Unusual items - asset impairments             --              --            (0.2)            --              --          (0.2)
                                           ----------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                     (4.1)           18.5             3.6            2.0              --          20.0

Other expense (income), net                  0.5            (0.5)            0.6             --              --           0.6
Interest expense (income), net                --             8.5            (1.9)          (0.1)             --           6.5
Minority interest                             --              --              --            0.9              --           0.9
                                           ----------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EQUITY INCOME (LOSS)                     (4.6)           10.5             4.9            1.2              --          12.0

Income taxes                                 1.4            (4.1)           (0.6)          (0.4)             --          (3.7)
Equity income (loss)                        11.5             1.7             7.3             --           (20.5)
                                           ----------------------------------------------------------------------------------
NET INCOME                                 $ 8.3          $  8.1           $11.6          $ 0.8          $(20.5)       $  8.3
                                           ==================================================================================

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars)

                                                                           AS OF DECEMBER 31, 2005
                                          ----------------------------------------------------------------------------------------
                                              COTT      COTT BEVERAGES     GUARANTOR    NON-GUARANTOR   ELIMINATION
                                          CORPORATION        INC.        SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                          ----------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                                      $  8.8         $    --         $   6.3         $  6.6       $     --       $   21.7
   Accounts receivable                         35.6            26.5            70.2          103.2          (44.4)         191.1
   Inventories                                 18.8            76.6            43.6            5.2             --          144.2
   Prepaid expenses and other                   1.3             2.2             4.7            1.3             --            9.5
   Deferred income taxes                         --             7.2             0.1             --             --            7.3
                                             -----------------------------------------------------------------------------------
                                               64.5           112.5           124.9          116.3          (44.4)         373.8
Property, plant and equipment                  53.0           195.6           135.1           10.5             --          394.2
Goodwill                                       23.5            46.0            80.8             --             --          150.3
Intangibles and other assets                   17.0           164.1            38.4           40.9             --          260.4
Due from affiliates                            60.8            60.0           168.8           41.9         (331.5)            --
Investments in subsidiaries                   395.2            75.4            62.6          137.8         (671.0)            --
Deferred income taxes                            --              --             0.4             --             --            0.4
                                             -----------------------------------------------------------------------------------
                                             $614.0         $ 653.6         $ 611.0         $347.4       $(1,046.9)     $1,179.1
                                             ===================================================================================
LIABILITIES
Current liabilities
   Short-term borrowings                     $   --         $  10.4         $ 137.5         $ 10.0       $     --       $  157.9
   Current maturities of long-term debt          --             0.8              --             --             --            0.8
   Accounts payable and accrued
      liabilities                              36.7           109.6            63.6           17.0          (44.4)         182.5
   Deferred income taxes                         --              --             0.2             --             --            0.2
                                             -----------------------------------------------------------------------------------

                                               36.7           120.8           201.3           27.0          (44.4)         341.4
Long-term debt                                   --           272.3              --             --             --          272.3
Due to affiliates                              95.4           115.8            58.1           62.2         (331.5)            --
Deferred income taxes                            --            38.2            17.7            5.1             --           61.0
                                             -----------------------------------------------------------------------------------
                                              132.1           547.1           277.1           94.3         (375.9)         674.7
                                             -----------------------------------------------------------------------------------

Minority interest                                --              --              --           22.5             --           22.5

SHAREOWNERS' EQUITY
Capital stock
   Common shares                              273.0           275.8           599.5          175.0       (1,050.3)         273.0
Additional paid-in-capital                     18.4              --              --             --             --           18.4
Retained earnings (deficit)                   186.2          (169.3)         (181.4)          (3.4)         354.1          186.2
Accumulated other comprehensive income          4.3              --           (84.2)          59.0           25.2            4.3
                                             -----------------------------------------------------------------------------------
                                              481.9           106.5           333.9          230.6         (671.0)         481.9
                                             -----------------------------------------------------------------------------------
                                             $614.0         $ 653.6         $ 611.0         $347.4       $(1,046.9)     $1,179.1
                                             ===================================================================================

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                                  FOR THE THREE MONTHS ENDED APRIL 2, 2005
                                          ----------------------------------------------------------------------------------------
                                              COTT      COTT BEVERAGES     GUARANTOR    NON-GUARANTOR   ELIMINATION
                                          CORPORATION        INC.        SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                          ----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                            $  8.3         $  8.1           $11.6         $  0.8        $ (20.5)        $  8.3
Depreciation and amortization                   3.6            8.4             3.5            1.3             --           16.8
Deferred income taxes                          (1.5)           1.1              --            0.2             --           (0.2)
Minority interest                                --             --              --            0.9             --            0.9
Equity (loss) income, net of
   distributions                              (11.4)          (0.6)           (7.3)            --           19.3             --
Gain (loss) on disposal of property,
   plant and equipment                           --            0.1            (0.8)            --             --           (0.7)
Asset impairments                                --             --            (0.2)            --             --           (0.2)
Other non-cash items                            0.3           (0.4)            1.0            0.2           (0.5)           0.6
Net change in non-cash working capital         14.1            0.8            (9.6)         (10.1)           0.6           (4.2)
                                             ----------------------------------------------------------------------------------
Cash provided by (used in) operating
   activities                                  13.4           17.5            (1.8)          (6.7)          (1.1)          21.3
                                             ----------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                   (4.5)         (17.2)           (6.2)          (0.2)            --          (28.1)
Advances to affiliates                         (7.6)          10.0              --             --           (2.4)            --
Investment in subsidiary                      (15.0)            --              --             --           15.0             --
Other investing activities                     (1.5)           1.0             0.1           (0.1)            --           (0.5)
                                             ----------------------------------------------------------------------------------
Cash used in investing activities             (28.6)          (6.2)           (6.1)          (0.3)          12.6          (28.6)
                                             ----------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments of long-term debt                       --           (0.2)             --             --             --           (0.2)
Short-term borrowings                           0.1           (9.8)            4.8             --             --           (4.9)
Advances from affiliates                         --             --            (2.4)            --            2.4             --
Distributions to subsidiary minority
   shareowner                                    --             --              --           (1.1)            --           (1.1)
Issue of common shares                          0.9             --            15.0             --          (15.0)           0.9
Financing costs                                  --           (2.1)             --             --             --           (2.1)
Dividends paid                                   --             --              --           (1.1)           1.1             --
Other financing activities                       --             --            (0.1)            --             --           (0.1)
                                             ----------------------------------------------------------------------------------
Cash provided by (used in) financing
   activities                                   1.0          (12.1)           17.3           (2.2)         (11.5)          (7.5)

                                             ----------------------------------------------------------------------------------
Effect of exchange rate changes on cash        (0.2)            --            (0.1)          (0.1)            --           (0.4)
                                             ----------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH               (14.4)          (0.8)            9.3           (9.3)            --          (15.2)
CASH, BEGINNING OF PERIOD                      14.7             --              --           11.9             --           26.6
                                             ----------------------------------------------------------------------------------
CASH, END OF PERIOD                          $  0.3         $ (0.8)          $ 9.3         $  2.6         $   --         $ 11.4
                                             ==================================================================================