Form 10-Q
period 2006-07-01
COTT CORP /CN/
filed 2006-08-10
CIK 884713

                                  United States
                       Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended: July 1, 2006
                                                  ------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
               For the transition period from ________ to ________

                        Commission File Number: 000-19914
                                                ---------

                                COTT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     CANADA                                                   NONE
 ---------------------------------------------                  ---------------------------------
 (State or Other Jurisdiction of Incorporation                  (IRS Employer Identification No.)
                or Organization)

       207 QUEEN'S QUAY WEST, SUITE 340,
                TORONTO, ONTARIO                                             M5J 1A7
 ---------------------------------------------                  ---------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                                               Outstanding at August 4, 2006
-------------------------------------------------------         ------------------------------------------------------
      Common Stock, no par value per share                                     71,714,630 shares

                                TABLE OF CONTENTS


                                          PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Income for the three and six month periods ended July 1, 2006 and July 2, 2005......................................................................  Page 3

           Consolidated Balance Sheets as of July 1, 2006 and December 31, 2005.........................  Page 4

           Consolidated Statements of Shareowners' Equity as of July 1, 2006
                  and July 2, 2005......................................................................  Page 5

           Consolidated Statements of Cash Flows for the three and six month periods ended July 1, 2006 and July 2, 2005......................................................................  Page 6

           Notes to Consolidated Financial Statements ..................................................  Page 7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                  Operations ...........................................................................  Page 23

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..................................  Page 28

Item 4.    Controls and Procedures .....................................................................  Page 29

                                           PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings ...........................................................................  Page 30

Item 1A.   Risk Factors ................................................................................  Page 30

Item 4.    Submission of Matters to a Vote of Security Holders..........................................  Page 30

Item 6.    Financial Statement Schedules and Exhibits ..................................................  Page 31

Signatures .............................................................................................  Page 33

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                                   For the three months ended          For the six months ended
                                                 ------------------------------      ------------------------------
                                                    JULY 1,           JULY 2,           JULY 1,           JULY 2,
                                                     2006              2005              2006              2005
                                                 ------------      ------------      ------------      ------------

SALES                                            $      502.0      $      492.7      $      896.2      $      888.2

Cost of sales                                           429.7             412.0             771.2             751.5
                                                 ------------      ------------      ------------      ------------

GROSS PROFIT                                             72.3              80.7             125.0             136.7

Selling, general and administrative
   expenses                                              48.7              35.5              88.6              72.4
(Gain) Loss on disposal of property,
   plant and equipment                                   (0.1)              0.5                --              (0.2)
Unusual items -- note 2
        Restructuring                                     0.2                --               1.8                --
        Asset impairments                                (0.1)               --               1.3              (0.2)
        Other                                             0.6                --               2.6                --
                                                 ------------      ------------      ------------      ------------

OPERATING INCOME                                         23.0              44.7              30.7              64.7

Other income, net                                          --              (0.6)             (0.2)               --
Interest expense, net                                     7.5               6.6              15.7              13.1
Minority interest                                         1.1               1.4               2.1               2.3
                                                 ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                               14.4              37.3              13.1              49.3

Income tax expense -- note 4                              6.8              12.3               7.6              16.0
                                                 ------------      ------------      ------------      ------------

NET INCOME -- note 5                             $        7.6      $       25.0      $        5.5      $       33.3
                                                 ============      ============      ============      ============

PER SHARE DATA -- note 6
       INCOME PER COMMON SHARE
         Basic                                   $       0.11      $       0.35      $       0.08      $       0.47
         Diluted                                 $       0.11      $       0.35      $       0.08      $       0.46


The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)
Unaudited

                                                                          JULY 1,       DECEMBER 31,
                                                                           2006             2005
                                                                       ------------     ------------

ASSETS

CURRENT ASSETS
Cash                                                                   $        9.8     $       21.7
Accounts receivable                                                           239.6            191.1
Inventories -- note 7                                                         161.8            144.2
Prepaid expenses and other assets -- note 8                                    17.8              9.5
Deferred income taxes                                                           8.1              7.3
                                                                       ------------     ------------

                                                                              437.1            373.8

PROPERTY, PLANT AND EQUIPMENT -- note 9                                       385.4            394.2

GOODWILL                                                                      155.8            150.3

INTANGIBLES AND OTHER ASSETS -- note 10                                       256.4            260.4

DEFERRED INCOME TAXES                                                            --              0.4
                                                                       ------------     ------------

                                                                       $    1,234.7     $    1,179.1
                                                                       ============     ============

LIABILITIES

CURRENT LIABILITIES
Short-term borrowings -- note 11                                       $      150.1     $      157.9
Current maturities of long-term debt                                            0.8              0.8
Accounts payable and accrued liabilities                                      217.1            182.5
Deferred income taxes                                                            --              0.2
                                                                       ------------     ------------

                                                                              368.0            341.4

LONG-TERM DEBT                                                                272.2            272.3

DEFERRED INCOME TAXES                                                          69.4             61.0
                                                                       ------------     ------------

                                                                              709.6            674.7
                                                                       ------------     ------------

MINORITY INTEREST                                                              22.8             22.5

SHAREOWNERS' EQUITY

CAPITAL STOCK
Common shares -- 71,714,630 shares issued (December 31, 2005
 -- 71,711,630 shares)                                                        273.0            273.0

ADDITIONAL PAID-IN-CAPITAL                                                     23.0             18.4

RETAINED EARNINGS                                                             191.7            186.2

ACCUMULATED OTHER COMPREHENSIVE INCOME                                         14.6              4.3
                                                                       ------------     ------------

                                                                              502.3            481.9
                                                                       ------------     ------------

                                                                       $    1,234.7     $    1,179.1
                                                                       ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(in millions of U.S. dollars)
Unaudited

                                        NUMBER OF                                                      ACCUMULATED
                                         COMMON                        ADDITIONAL                        OTHER
                                         SHARES          COMMON         PAID-IN-        RETAINED      COMPREHENSIVE       TOTAL
                                     (in thousands)      SHARES         CAPITAL         EARNINGS         INCOME           EQUITY
                                     --------------   ------------    ------------    ------------    ------------     ------------

Balance at January 1, 2005                  71,440    $      269.4    $       17.6    $      161.6    $        8.7     $      457.3

Options exercised, including tax
    benefit of $0.6 million                    191             2.4             0.6              --              --              3.0
Comprehensive income -- note 5
     Currency translation adjustment            --              --              --              --            (7.8)            (7.8)
     Unrealized gains on cash flow
     hedges -- note 8                           --              --              --              --             0.7              0.7
     Net income                                 --              --              --            33.3              --             33.3
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance at July 2, 2005                     71,631    $      271.8    $       18.2    $      194.9    $        1.6     $      486.5
                                      ============    ============    ============    ============    ============     ============

Balance at December 31, 2005                71,712    $      273.0    $       18.4    $      186.2    $        4.3     $      481.9

Options exercised, including tax
    benefit                                      3              --              --              --              --               --
Stock compensation expense                      --              --             4.6              --              --              4.6
Comprehensive income -- note 5
     Currency translation adjustment            --              --              --              --            10.1             10.1
     Unrealized gains on cash flow
     hedges -- note 8                           --              --              --              --             0.2              0.2
     Net income                                 --              --              --             5.5              --              5.5
                                      ------------    ------------    ------------    ------------    ------------     ------------

Balance at July 1, 2006                     71,715    $      273.0    $       23.0    $      191.7    $       14.6     $      502.3
                                      ============    ============    ============    ============    ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
Unaudited

                                                    For the three months ended                 For the six months ended
                                              -------------------------------------     -------------------------------------
                                                JULY 1, 2006         JULY 2, 2005         JULY 1, 2006         JULY 2, 2005
                                              ----------------     ----------------     ----------------     ----------------

OPERATING ACTIVITIES
Net income                                    $            7.6     $           25.0     $            5.5     $           33.3
Depreciation and amortization                             19.1                 15.9                 38.4                 32.7
Amortization of financing fees                             0.2                  0.3                  0.5                  0.3
Stock option expense                                       1.9                   --                  4.6                   --
Deferred income taxes                                      6.4                  3.5                  6.6                  3.3
Minority interest                                          1.1                  1.4                  2.1                  2.3
Loss (gain) on disposal of property,
   plant and equipment                                    (0.1)                 0.5                   --                 (0.2)
Asset impairments                                         (0.1)                  --                  1.3                 (0.2)
Other non-cash items                                       0.2                  0.3                  0.5                  0.9
Net change in non-cash working capital --
   note 12                                               (15.6)               (13.3)               (31.4)               (17.5)
                                              ----------------     ----------------     ----------------     ----------------

Cash provided by operating activities                     20.7                 33.6                 28.1                 54.9
                                              ----------------     ----------------     ----------------     ----------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                (8.4)               (26.7)               (16.7)               (54.8)
Proceeds from disposition of property,
   plant and equipment                                     0.8                  1.0                  1.5                  2.0
Other investing activities                                (3.3)                (2.6)                (5.7)                (4.1)
                                              ----------------     ----------------     ----------------     ----------------

Cash used in investing activities                        (10.9)               (28.3)               (20.9)               (56.9)
                                              ----------------     ----------------     ----------------     ----------------

FINANCING ACTIVITIES
Payments of long-term debt                                (0.3)                (0.2)                (0.5)                (0.4)
Short-term borrowings                                     (9.7)                (0.6)               (16.7)                (5.5)
Distributions to subsidiary minority
   shareowner                                             (0.7)                (0.8)                (1.8)                (1.9)
Issue of common shares                                      --                  1.5                   --                  2.4
Financing costs                                             --                 (0.5)                  --                 (2.6)
Other financing activities                                  --                 (0.1)                (0.1)                (0.2)
                                              ----------------     ----------------     ----------------     ----------------

Cash used in financing activities                        (10.7)                (0.7)               (19.1)                (8.2)
                                              ----------------     ----------------     ----------------     ----------------

Effect of exchange rate changes on cash                   (0.1)                (0.1)                  --                 (0.5)
                                              ----------------     ----------------     ----------------     ----------------

NET INCREASE (DECREASE) IN CASH                           (1.0)                 4.5                (11.9)               (10.7)

CASH, BEGINNING OF PERIOD                                 10.8                 11.4                 21.7                 26.6
                                              ----------------     ----------------     ----------------     ----------------

CASH, END OF PERIOD                           $            9.8     $           15.9     $            9.8     $           15.9
                                              ================     ================     ================     ================

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


Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS") 123R, Share-Based Payments, using the modified prospective approach and therefore have not restated results for prior periods. Under this prospective approach, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first half of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the six month period ended July 1, 2006, net income includes compensation expense of $4.6 million, or $3.6 million net of tax of $1.0 million, which equates to $0.05 per basic and diluted share. If the change had been reported retroactively, comparative figures for the six month period ended July 2, 2005 would show income before taxes of $44.1 million, income tax expense of $14.6 million and net income of $29.5 million or $0.41 per basic and diluted share as described in note 13.

Inventory Costs

Effective January 1, 2006, we also adopted SFAS 151, Inventory Costs. The statement requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities; unallocated overheads resulting from abnormally low production and certain other costs are to be recognized as an expense in the period in which they are incurred. There was no material impact from the adoption of this standard.

Income Taxes

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited



Income Taxes" and must be adopted by us no later than January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that we have taken or expect to take in our tax returns. We are evaluating the impact of adopting FIN 48, and it may result in differences between Canadian and United States accounting standards on uncertain income tax positions.


NOTE 2

Unusual Items

                                        For the three months ended              For the six months ended
                                     --------------------------------       --------------------------------
                                        JULY 1,             JULY 2,            JULY 1,             JULY 2,
                                         2006                2005               2006                2005
                                     ------------         -----------       ------------        ------------
                                      (in millions of U.S. dollars)          (in millions of U.S. dollars)
Restructuring                        $        0.2         $        --       $        1.8        $         --
Asset impairments                            (0.1)                 --                1.3                (0.2)
Other                                         0.6                  --                2.6                  --
                                     ------------         -----------       ------------        ------------
                                     $        0.7         $        --       $        5.7        $       (0.2)
                                     ============         ===========       ============        ============

In September 2005 we announced our plan to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate underperforming assets and increase our focus on high potential accounts. In conjunction with this plan, we closed our Lachine, Quebec juice plant in February 2006 and in March 2006 we closed our Columbus, Ohio soft drink plant to bring production capacity in line with the needs of our customers.

Restructuring

We recorded restructuring charges of $1.8 million including $0.9 million for severance and contract termination costs relating to the closures of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant. The remaining restructuring cost of $0.9 million relates to consulting fees.

Restructuring charges of $0.4 million remain accrued as at July 1, 2006.

Asset impairments

We recorded an impairment loss of $1.3 million, which is comprised of charges of $1.6 million for the writedown of property, plant and equipment, customer list and information technology software related to the closure of our Columbus, Ohio soft drink plant and $0.1 million for the writedown of property, plant and equipment relating to our Lachine, Quebec juice plant, net of a $0.4 million recovery from the sale of other assets.

Other

Other unusual items are primarily legal and other fees relating to the United Kingdom ("U.K.") Competition Commission review of our acquisition of 100% of the shares of Macaw (Holdings) Limited (now known as Cott Nelson (Holdings) Limited), the parent company of Macaw (Soft Drinks) Limited (now known as Cott (Nelson) Limited) (the "Macaw Acquisition") in the U.K.

We are currently evaluating various actions to reduce costs and are developing detailed plans which may result in additional exit and other costs being incurred. In the near term, we expect to incur additional charges relating to contract termination costs associated with the closure of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant. To date since September 29, 2005 (through the end of the second quarter of 2006), we have recorded pre-tax charges of $40 million relating to our previously announced North American realignment plan and other assets impairment, of which $20 million was recorded in 2005 relating to customer relationship impairment. These amounts are part of the previously announced charges of $60 to $80 million associated with the North American realignment plan and other assets impairment.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited




The breakdown of the charges discussed above is as follows:

                                                 UNUSUAL ITEMS
                             ----------------------------------------------------
                                     For the six months ended July 1, 2006
                             ----------------------------------------------------
                             NORTH AMERICAN
                             REALIGNMENT AND
                              OTHER ASSETS
                               IMPAIRMENT            OTHER               TOTAL
                             ---------------       ------------       -----------
                                             (in millions of U.S. dollars)
Restructuring                  $        1.8        $         --       $       1.8
Asset impairments                       1.3                  --               1.3
Other                                    --                 2.6               2.6
                               ------------        ------------       -----------
                               $        3.1        $        2.6       $       5.7
                               ============        ============       ===========


                                                UNUSUAL ITEMS
                          ------------------------------------------------------
                                    For the year ended December 31, 2005
                          ------------------------------------------------------
                          NORTH AMERICAN
                          REALIGNMENT AND
                           OTHER ASSETS
                            IMPAIRMENT              OTHER               TOTAL
                          ---------------        ------------        -----------
                                          (in millions of U.S. dollars)
Restructuring               $       3.2          $        --         $       3.2
Asset impairments                  33.7                 (0.2)               33.5
Other                                --                  0.8                 0.8
                            -----------          -----------         -----------
                            $      36.9          $       0.6         $      37.5
                            ===========          ===========         ===========

Restructuring charges are comprised of severance and contract termination costs in connection with the closure of our Lachine, Quebec juice plant and our Columbus, Ohio soft drink plant.

Asset impairments are comprised of writedown of property, plant and equipment and goodwill in connection with the closure of our Lachine, Quebec juice plant and our Columbus, Ohio soft drink plant.

We may also rationalize products and production capacity further but have not yet completed our analysis nor have we completed our detailed plans. Accordingly, the ultimate amount of any asset impairment charges or change in useful lives of assets that may result is uncertain. It is reasonably possible that our estimates of future cash flows or the useful lives, or both, related to certain equipment and intangibles will be significantly reduced in the near term. As a result, the carrying value of the related assets may also be reduced materially in the near term.


NOTE 3

Business Seasonality

Our net income for the three and six month periods ended July 1, 2006 is not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which normally leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


NOTE 4

Income Taxes

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                                   For the three months ended           For the six months ended
                                                 ------------------------------      ------------------------------
                                                    JULY 1,           JULY 2,           JULY 1,           JULY 2,
                                                     2006              2005              2006              2005
                                                 ------------      ------------      ------------      ------------
                                                  (in millions of U.S. dollars)       (in millions of U.S. dollars)

Income tax provision based on
    Canadian statutory rates                     $        5.0      $       12.8      $        4.5      $       17.0
Foreign tax rate differential                            (1.3)             (0.1)             (2.4)             (0.9)
Non-deductible expenses and other items                   4.4              (0.4)              5.6              (0.1)
Decrease in valuation allowance                          (1.3)               --              (0.1)               --
                                                 ------------      ------------      ------------      ------------

                                                 $        6.8      $       12.3      $        7.6      $       16.0
                                                 ============      ============      ============      ============

NOTE 5

Comprehensive Income

                                                  For the three months ended           For the six months ended
                                                 -----------------------------      -----------------------------
                                                    JULY 1,          JULY 2,           JULY 1,          JULY 2,
                                                     2006             2005              2006             2005
                                                 ------------     ------------      ------------     ------------
                                                  (in millions of U.S. dollars)      (in millions of U.S. dollars)

Net income                                       $        7.6     $       25.0      $        5.5     $       33.3
Foreign currency translation                             10.7             (4.7)             10.1             (7.8)
Unrealized gains on cash flow hedges --
note 8                                                    0.1              0.5               0.2              0.7
                                                 ------------     ------------      ------------     ------------

                                                 $       18.4     $       20.8      $       15.8     $       26.2
                                                 ============     ============      ============     ============

NOTE 6

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

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


                                                   For the three months ended         For the six months ended
                                                 -----------------------------      -----------------------------
                                                    JULY 1,          JULY 2,           JULY 1,          JULY 2,
                                                     2006             2005              2006             2005
                                                 ------------     ------------      ------------     ------------
                                                        (in thousands)                     (in thousands)
Weighted average number of shares
    outstanding -- basic                               71,714           71,593            71,713           71,549
Dilutive effect of stock options                           46              322                44              368
                                                 ------------     ------------      ------------     ------------
Adjusted weighted average number
    of shares outstanding -- diluted                   71,760           71,915            71,757           71,917
                                                 ============     ============      ============     ============

At July 1, 2006, options to purchase 3,835,664 shares (2,677,525 -- July 2,
2005) of common stock at a weighted average exercise price of C$41.59 per share (C$36.18 -- July 2, 2005) were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of our common stock during the period.

As of July 1, 2006, we had 71,714,630 common shares and 3,956,955 common share options outstanding. Of our common share options outstanding, 2,548,269 options were exercisable as of July 1, 2006.

During the second quarter ended July 1, 2006, no common share options were issued and 1,000 common share options were exercised at an exercise price of C$5.95.

NOTE 7

Inventories

                                                                          JULY 1,       DECEMBER 31,
                                                                           2006             2005
                                                                       ------------     ------------
                                                                       (in millions of U.S. dollars)

Raw materials                                                          $       64.6     $       63.9
Finished goods                                                                 78.4             62.9
Other                                                                          18.8             17.4
                                                                       ------------     ------------

                                                                       $      161.8     $      144.2
                                                                       ============     ============

NOTE 8

Derivative Financial Instruments

We enter into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar attributable to certain forecasted U.S. dollar raw material purchases of the Canadian business. In fiscal 2005, we also entered into cash flow hedges to mitigate exposure to declines in the value of pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the U.K. and European business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and mature at various dates through December 28, 2006. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

At July 1, 2006, the hedges consisted of foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar at a cost of $0.3 million. The fair value of the options of $0 ($0.8 million -- July 2, 2005) has been included in prepaid expenses and other assets and the unrealized loss of $0.3 million ($0.7 million unrealized gain -- July 2, 2005) is recorded in other comprehensive income, reflecting a $0.2 million ($0.7 million -- July 2, 2005) change in the unrealized loss in comprehensive income for the period ending July 1, 2006.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


NOTE 9

Property, Plant and Equipment

                                                                          JULY 1,       DECEMBER 31,
                                                                           2006             2005
                                                                       ------------     ------------
                                                                       (in millions of U.S. dollars)

Cost                                                                   $      700.5     $      680.8
Accumulated depreciation                                                     (315.1)          (286.6)
                                                                       ------------     ------------

                                                                       $      385.4     $      394.2
                                                                       ============     ============

NOTE 10

Intangibles and Other Assets

                                                 JULY 1, 2006                               DECEMBER 31, 2005
                                  ------------------------------------------    ------------------------------------------
                                                  ACCUMULATED                                   ACCUMULATED
                                     COST        AMORTIZATION        NET           COST        AMORTIZATION        NET
                                  ----------    --------------    ----------    ----------    --------------    ----------
                                        (in millions of U.S. dollars)                 (in millions of U.S. dollars)
INTANGIBLES
Not subject to
  amortization
Rights                            $     80.4    $           --    $     80.4    $     80.4    $           --    $     80.4
                                  ----------    --------------    ----------    ----------    --------------    ----------
Subject to amortization
Customer relationships                 168.3              46.0         122.3         166.7              40.1         126.6
Trademarks                              29.3              10.4          18.9          29.0               9.3          19.7
Information technology                  53.9              28.5          25.4          49.1              24.1          25.0
Other                                    3.5               1.1           2.4           3.6               1.0           2.6
                                  ----------    --------------    ----------    ----------    --------------    ----------
                                       255.0              86.0         169.0         248.4              74.5         173.9
                                  ----------    --------------    ----------    ----------    --------------    ----------
                                       335.4              86.0         249.4         328.8              74.5         254.3
                                  ----------    --------------    ----------    ----------    --------------    ----------
OTHER ASSETS
Financing costs                          4.7               1.8           2.9           4.6               1.2           3.4
Other                                    7.2               3.1           4.1           5.4               2.7           2.7
                                  ----------    --------------    ----------    ----------    --------------    ----------
                                        11.9               4.9           7.0          10.0               3.9           6.1
                                  ----------    --------------    ----------    ----------    --------------    ----------

                                  $    347.3    $         90.9    $    256.4    $    338.8    $         78.4    $    260.4
                                  ==========    ==============    ==========    ==========    ==============    ==========

Amortization expense of intangible assets was $11.6 million for the period ended July 1, 2006 ($10.2 million -- July 2, 2005).

NOTE 11

Short-Term Borrowings

Short-term borrowings include bank overdrafts, and borrowings under our credit facilities and receivables securitization facility.

The credit facilities are collateralized by substantially all our personal property with certain exceptions including the receivables sold as part of our receivables securitization facility discussed below.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


In general, borrowings under the credit facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. A facility fee of between 0.15% and 0.375% per annum is payable on the entire line of credit. The level of the facility fee is dependent on financial covenants.

As at July 1, 2006, credit of $77.7 million was available after borrowings of $142.2 million and standby letters of credit of $5.1 million. The weighted average interest rate was 6.02% on these facilities as of July 1, 2006.

The amount of funds available under the receivables securitization facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of an unaffiliated entity, Park Avenue Receivables Company, LLC and certain other financial institutions (the "Purchasers"). A fee of between 0.20% and 0.40% per annum is currently payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of July 1, 2006, $57.6 million of eligible receivables, net of reserves, were available for purchase under this facility with no balance outstanding.

NOTE 12

Net Change in Non-Cash Working Capital

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                                  For the three months ended          For the six months ended
                                                 -----------------------------      -----------------------------
                                                    JULY 1,          JULY 2,           JULY 1,          JULY 2,
                                                     2006             2005              2006             2005
                                                 ------------     ------------      ------------     ------------
                                                 (in millions of U.S. dollars)      (in millions of U.S. dollars)

Increase in accounts receivable                  $      (48.7)    $      (29.1)     $      (40.3)    $      (47.5)
Decrease (increase) in inventories                       13.3              0.8             (14.1)           (17.4)
Increase in prepaid and other expenses                   (5.2)            (2.9)             (7.7)            (2.3)
Increase in accounts payable and
   accrued liabilities                                   25.0             17.9              30.7             49.7
                                                 ------------     ------------      ------------     ------------

                                                 $      (15.6)    $      (13.3)     $      (31.4)    $      (17.5)
                                                 ============     ============      ============     ============

NOTE 13

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective approach and therefore have not restated prior periods' results. Under this prospective approach, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first half of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the interim period ending July 1, 2006, net income includes compensation expense of $4.6 million, or $3.6 million net of tax of $1.0 million, which equates to $0.05 per basic and diluted share.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


The pro forma table below reflects net earnings and basic and diluted net earnings per share for fiscal 2005, had we applied the fair value recognition provisions of SFAS 123, as follows:

                                      For the three months ended            For the six months ended
                                             JULY 2, 2005                        JULY 2, 2005
                                  ---------------------=--------------  ------------------------------------
                                  (in millions of U.S. dollars, except  (in millions of U.S. dollars, except
                                          per share amounts)                  per share amounts)

NET INCOME
       As reported                           $       25.0                        $       33.3
       Compensation expense                          (1.7)                               (3.8)
                                             ------------                        ------------

       Pro forma                             $       23.3                        $       29.5
                                             ============                        ============

NET INCOME PER SHARE - BASIC
       As reported                           $       0.35                        $       0.47
       Pro forma                             $       0.33                        $       0.41
NET INCOME PER SHARE -- DILUTED
       As reported                           $       0.35                        $       0.46
       Pro forma                             $       0.32                        $       0.41


The pro forma compensation expense has been tax effected to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                             JULY 2, 2005
                                                             -------------

Risk-free interest rate                                        3.3% - 3.7%
Average expected life (years)                                            4
Expected volatility                                                   40.0%
Expected dividend yield                                                 --

There were no options granted during the first six months of fiscal 2006.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


Option activity was as follows:

                                                          WEIGHTED             WEIGHTED AVERAGE
                                                          AVERAGE            REMAINING CONTRACTUAL
                                         SHARES        EXERCISE PRICE           TERM (IN YEARS)
                                      ------------     --------------        ---------------------

Balance at January 1, 2005               4,205,965      $      30.90

Granted                                    165,000             29.55
Exercised                                 (315,675)            34.37
Forfeited                                 (190,600)            15.18
                                      ------------      ------------             ------------
Outstanding at July 2, 2005              3,864,690             31.34                      4.8
                                      ============      ============             ============

Exercisable at July 2, 2005              1,845,014             24.54
                                      ============      ============             ============

Balance at December 31, 2005             4,604,655      $      30.69

Granted                                         --                --
Exercised                                   (3,000)             5.95
Forfeited                                 (644,700)            33.93
                                      ------------      ------------             ------------
Outstanding at July 1, 2006              3,956,955             40.61                      4.2
                                      ============      ============             ============

Exercisable at July 1, 2006              2,548,269             29.63
                                      ============      ============             ============

Outstanding options at July 1, 2006 are as follows:

                                                          Options Outstanding                      Options Exercisable
                                                                                                                   Weighted
                                                   Remaining                                                        Average
                                  Number        Contractual Life     Weighted Average           Number             Exercise
Range of Exercise Prices (C$)  Outstanding          (Years)         Exercise Price (C$)      Exercisable          Price (C$)
-----------------------------  ------------     ----------------    -------------------     --------------      --------------

$7.70 - $16.10                       123,291                1.7       $         9.87               123,291      $         9.87

$16.68 - $24.25                      807,964                3.0       $        19.76               667,438      $        19.80

$26.00 - $33.30                    1,980,250                4.5       $        29.99             1,039,340      $        30.40

$35.21 -- $43.64                   1,045,450                4.8       $        40.99               718,200      $        41.05
                              --------------     --------------       --------------        --------------      --------------
                                   3,956,955                4.2       $        40.61             2,548,269      $        29.63
                              ==============     ==============       ==============        ==============      ==============

Total compensation expense related to non-vested awards not yet recognized is expected to be $12.3 million. The weighted average period over which this is expected to be recognized is 16 months.

During the second quarter of 2006, Brent Willis, our President and Chief Executive Officer, received a net cash award of $0.9 million at commencement of employment to purchase common shares of the Company. The purchased shares must be held for a minimum of three years. This award is recognized as compensation expense over the vesting period. As of July 1, 2006, $0.1 million was expensed as compensation expense and remaining balance, which has been deferred within other assets, will be classified as a reduction in shareowners' equity when the shares are purchased. In addition, 204,000 common shares with a fair value of $3.2 million, which vest over three years, and 111,695 of performance share units with a fair value of $1.5 million, which vest at the end of the three year performance cycle, have been granted to Mr. Willis. Compensation costs of $0.2 million were recognized in selling, general and administrative expenses in the period ended July 1, 2006. As of July 1, 2006 there was $4.5 million of unearned compensation relating to these grants that is expected to be recognized on a straight-line basis over a period of three years.

NEW LONG-TERM INCENTIVE PLANS

During the second quarter of 2006, our shareowners approved and adopted two new long-term incentive plans for 2006 and future periods, the Performance Share Unit Plan ("PSU Plan") and the Share Appreciation Rights Plan ("SAR Plan").

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


PSU Plan

Under the PSU Plan, performance share units ("PSUs") may be granted to employees of our Company and its subsidiaries. The value of an employee's award under our PSU Plan will depend on (i) our performance over a three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors. PSUs granted will vest over a term not to exceed three fiscal years.

At the start of each performance cycle, we will establish three tiers of performance goals for our Company to achieve over the three-year period: a minimum threshold level, a target level and an outstanding performance level. A target number of PSUs for each participant will be established at the beginning of each three-year performance cycle. Each PSU represents the right, on vesting, to receive one Company common share. If performance over the three-year performance cycle falls below the threshold level, no PSUs will vest.

Throughout the performance cycle, there are no dividends paid to participants on the PSUs, and holders do not have the right to vote the common shares represented by their PSUs. Following the vesting of a participant's PSUs, we will contribute cash to an independent trust to be used for the purpose of purchasing an equivalent number of our common shares on the New York Stock Exchange at the prevailing market price. The common shares purchased by the trustee will then be registered in the name of the participant and delivered to the participant upon his or her request.

No shares are issued from treasury and the PSU Plan is not dilutive to our shareowners.

SAR Plan

Under the SAR Plan, share appreciation rights ("SARs") may be granted to employees and directors of our Company and its subsidiaries. SARs will typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the SAR's vesting date. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us. If our share price on the date of vesting is lower than on the date of grant, no payment will be made in respect of those vested SARs. Prior to vesting, there are no dividends paid on the share appreciation rights, and holders do not have the right to vote the common shares represented by their SARs.

No shares are issued from treasury and the SAR Plan is not dilutive to our shareowners.

We recognize the compensation cost of the PSUs and SARs based on the fair value of the grant. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Compensation cost of the PSUs may vary depending on management's estimates of the probability of the performance measures being achieved and the number of PSUs expected to vest.

NOTE 14

Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

In January 2005, we were named as one of many defendants in a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on customers. In February 2005 similar class action claims were filed in a number of other Canadian provinces. The litigation is at a very preliminary stage and the merits of these cases have not been determined.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


NOTE 15

Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned beverages to regional and national grocery, mass-merchandise and wholesale chains in North America, the U.K. & Europe and International business segments. The International segment includes our Mexican business, our Royal Crown International business and our business in Asia. The concentrate assets, sales and related expenses have been included in the Corporate & Other segment. For comparative purposes, segmented information has been restated to conform to the way we managed our beverage business to the end of the second quarter of 2006.

BUSINESS SEGMENTS

                                                                  UNITED
                                                NORTH            KINGDOM                          CORPORATE
                                               AMERICA           & EUROPE      INTERNATIONAL       & OTHER            TOTAL
                                             ------------      ------------    -------------     ------------      ------------
                                                                       (in millions of U.S. dollars)

FOR THE THREE MONTHS ENDED
   JULY 1, 2006
External sales                               $      383.2      $       92.9     $       24.2     $        1.7      $      502.0
Depreciation and amortization                        13.5               4.1              0.3              1.2              19.1
Operating income (loss) before
   unusual items                                     27.1               7.1              4.1            (14.6)             23.7
Unusual items -- note 2
      Restructuring                                  (0.4)               --               --              0.6               0.2
      Asset impairment                               (0.1)               --               --               --              (0.1)
      Other                                            --               0.6               --               --               0.6

Additions to property, plant and
   equipment                                          5.7               2.1              0.1              0.5               8.4

AS OF JULY 1, 2006
Property, plant and equipment                       254.6             113.5              9.4              7.9             385.4
Goodwill                                             75.1              71.1              4.5              5.1             155.8
Intangibles and other assets                        128.9              26.9              0.8             99.8             256.4
Total assets                                        729.1             334.1             85.9             85.6           1,234.7
                                             ------------      ------------     ------------     ------------      ------------

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


                                                                  UNITED
                                                NORTH            KINGDOM                          CORPORATE
                                               AMERICA           & EUROPE      INTERNATIONAL       & OTHER            TOTAL
                                             ------------      ------------    -------------     ------------      ------------
                                                                        (in millions of U.S. dollars)

FOR THE THREE MONTHS ENDED
   JULY 2, 2005
External sales                               $      414.1      $       57.9     $       20.0     $        0.7      $      492.7
Depreciation and amortization                        12.6               2.2              0.4              0.7              15.9
Operating income (loss)                              41.9               3.1              2.8             (3.1)             44.7

Additions to property, plant and
   equipment                                         22.9               2.9              0.3              0.6              26.7

AS OF DECEMBER 31, 2005
Property, plant and equipment                       266.2             109.4             10.3              8.3             394.2
Goodwill                                             74.1              66.6              4.5              5.1             150.3
Intangibles and other assets                        136.0              26.3              1.1             97.0             260.4
Total assets                                        710.5             307.7             83.1             77.8           1,179.1
                                             ------------      ------------     ------------     ------------      ------------

                                                                  UNITED
                                                 NORTH           KINGDOM                          CORPORATE
                                                AMERICA          & EUROPE      INTERNATIONAL       & OTHER            TOTAL
                                             ------------      ------------    -------------     ------------      ------------
                                                                        (in millions of U.S. dollars)

FOR THE SIX MONTHS ENDED
   JULY 1, 2006
External sales                               $      692.7      $      158.2     $       42.1     $        3.2      $      896.2
Depreciation and amortization                        27.2               8.0              0.7              2.5              38.4
Operating income (loss) before
   unusual items                                     42.1               8.9              7.0            (21.6)             36.4
Unusual items -- note 2
      Restructuring                                   0.9                --               --              0.9               1.8
      Asset impairment                                1.1                --               --              0.2               1.3
      Other                                            --               2.6               --               --               2.6

Additions to property, plant and
   equipment                                         12.1               4.0              0.1              0.5              16.7
                                             ------------      ------------     ------------     ------------      ------------

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


                                                                  UNITED
                                                NORTH             KINGDOM                         CORPORATE
                                               AMERICA           & EUROPE      INTERNATIONAL       & OTHER            TOTAL
                                             ------------      ------------    -------------     ------------      ------------
                                                                        (in millions of U.S. dollars)

FOR THE SIX MONTHS ENDED
   JULY 2, 2005
External sales                               $      749.5      $      101.5     $       35.7     $        1.5      $      888.2
Depreciation and amortization                        26.3               4.3              0.7              1.4              32.7
Operating income (loss) before
   unusual items                                     61.0               5.1              5.0             (6.6)             64.5
Unusual items -- asset
   impairments                                         --              (0.2)              --               --              (0.2)

Additions to property, plant and
   equipment                                         46.0               7.6              0.5              0.7              54.8
                                             ------------      ------------     ------------     ------------      ------------

Total assets under the Corporate & Other heading include the elimination of intersegment receivables and investments.

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

Sales to our top customer (Wal-Mart Stores, Inc.) in the first six months of 2006 and 2005 accounted for 39% and 41%, respectively, of our total sales. Sales to the top ten customers in the first six months of 2006 and 2005 accounted for 61% and 67%, respectively, of our total sales. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our sales, could have a material adverse effect on our operating results and cash flows.

Revenues by geographic area are as follows:

                                                  For the three months ended          For the six months ended
                                                 -----------------------------      -----------------------------
                                                    JULY 1,          JULY 2,           JULY 1,          JULY 2,
                                                     2006             2005              2006             2005
                                                 ------------     ------------      ------------     ------------
                                                 (in millions of U.S. dollars)      (in millions of U.S. dollars)

United States                                    $      327.7     $      360.4      $      604.1     $      660.7
Canada                                                   64.8             59.7             105.4            100.8
United Kingdom                                           90.3             55.9             153.6             97.7
Other Countries                                          19.2             16.7              33.1             29.0
                                                 ------------     ------------      ------------     ------------

                                                 $      502.0     $      492.7      $      896.2     $      888.2
                                                 ============     ============      ============     ============

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


                                                                       JULY 1, 2006   DECEMBER 1, 2005
                                                                       ------------   ----------------
                                                                         (in millions of U.S. dollars)
United States                                                          $      475.1     $      491.7
Canada                                                                         99.7             98.2
United Kingdom                                                                211.5            202.3
Other countries                                                                11.3             12.7
                                                                       ------------     ------------
                                                                       $      797.6     $      804.9
                                                                       ============     ============

NOTE 16

Differences Between United States and Canadian Accounting Principles and
Practices

These consolidated financial statements have been prepared in accordance with U.S. GAAP which differs in certain respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP.

(a) In fiscal 2005, under U.S. GAAP, we elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options. Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payments, which requires us to recognize compensation expense for all types of stock options, using the modified prospective approach. As a result, there was no difference in compensation expense recorded for Canadian GAAP in the first six months of 2006. Compensation expense of $5.2 million, $3.8 million net of tax of $1.3 million, was recorded in the first six months of 2005. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first six months of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. As a result, compensation expense of $4.6 million ($5.2 million - July 2, 2005), $3.6 million ($3.8 million -- July 2, 2005) net of tax of $1.0 million ($1.3 million -- July 2, 2005) was recorded in the first six months of 2006.

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

Under Canadian GAAP, these differences would have been reported in the consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows as follows:

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


CONSOLIDATED BALANCE SHEETS

                                                           JULY 1, 2006                    DECEMBER 31, 2005
                                                 -------------------------------     -------------------------------
                                                  U.S. GAAP        CANADIAN GAAP      U.S. GAAP        CANADIAN GAAP
                                                 ------------      -------------     ------------      -------------
                                                  (in millions of U.S. dollars)       (in millions of U.S. dollars)

Property, plant &
   equipment (b)                                 $      385.4      $      385.4      $      394.2      $      394.2
Goodwill (b)                                            155.8             156.3             150.3             150.8
Total assets                                          1,234.7           1,235.2           1,179.1           1,179.6

Deferred income taxes - net (a),(b)                      61.3              54.8              53.5              47.0
Total liabilities                                       709.6             703.1             674.7             668.2

Capital stock (a),(c)                                   273.0             263.9             273.0             263.9
Additional paid-in-capital (a)                           23.0              29.8              18.4              25.2
Retained earnings (a),(b),(c)                           191.7             158.6             186.2             153.1
Accumulated other comprehensive
   income (c)                                            14.6              57.0               4.3              46.7
Total shareowners' equity                               502.3             509.3             481.9             488.9

RECONCILIATION OF CONSOLIDATED STATEMENTS OF INCOME

                                                   For the three months ended           For the six months ended
                                                 ------------------------------      ------------------------------
                                                    JULY 1,           JULY 2,           JULY 1,           JULY 2,
                                                     2006              2005              2006              2005
                                                 ------------      ------------      ------------      ------------
                                                  (in millions of U.S. dollars)       (in millions of U.S. dollars)

Net income under U.S. GAAP                       $        7.6      $       25.0      $        5.5      $       33.3
Cost of sales (b)                                          --              (0.1)               --              (0.2)
Stock compensation expense (a)                             --              (2.4)               --              (5.2)
Recovery of income taxes (a),(b)                           --               0.7                --               1.4
                                                 ------------      ------------      ------------      ------------

Net income under Canadian GAAP                   $        7.6      $       23.2      $        5.5      $       29.3
                                                 ============      ============      ============      ============

Net income per common share, Canadian GAAP
Basic                                            $       0.11      $       0.32      $       0.08      $       0.41
Diluted                                          $       0.11      $       0.32      $       0.08      $       0.41

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited


RECONCILIATION OF CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the three months ended           For the six months ended
                                                 ------------------------------      ------------------------------
                                                    JULY 1,           JULY 2,           JULY 1,           JULY 2,
                                                     2006              2005              2006              2005
                                                 ------------      ------------      ------------      ------------
                                                  (in millions of U.S. dollars)       (in millions of U.S. dollars)

Cash provided by operating activities
   U.S. GAAP                                     $       20.7      $       33.6      $       28.1      $       54.9
Net income (a),(b)                                         --              (1.8)               --              (4.0)
Depreciation & amortization (b)                            --               0.1                --               0.2
Deferred income taxes (a),(b)                              --              (0.7)               --              (1.4)
Other non-cash items (a)                                   --               2.4                --               5.2
                                                 ------------      ------------      ------------      ------------

Cash provided by operating activities
   Canadian GAAP                                 $       20.7      $       33.6      $       28.1      $       54.9
                                                 ============      ============      ============      ============

NOTE 17

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

NOTE 18

Subsequent Events

On July 27, 2006, we announced changes to our senior management structure, roles and responsibilities. As a result of these changes, certain senior executives have departed from the Company. We estimate the associated severance and other costs to be approximately $3.7 million and these costs will be recognized in the third quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the world's largest non-alcoholic beverage companies and the world's largest retailer brand beverage supplier.


RESULTS OF OPERATIONS

                                          For the three months ended                              For the six months ended
                              -------------------------------------------------   -------------------------------------------------
                                     JULY 1, 2006              JULY 2, 2005               JULY 1, 2006               JULY 2, 2005
                              -----------------------   -----------------------   -----------------------   -----------------------
                               Millions                  Millions                  Millions                  Millions
                                  of         Percent        of         Percent        of         Percent        of         Percent
                               Dollars      of Sales     Dollars      of Sales     Dollars      of Sales     Dollars      of Sales
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Sales                         $    502.0        100.0%  $    492.7        100.0%  $    896.2        100.0%  $    888.2        100.0%
Cost of sales                      429.7         85.6%       412.0         83.6%       771.2         86.1%       751.5         84.6%
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Gross margin                        72.3         14.4%        80.7         16.4%       125.0         13.9%       136.7         15.4%
SG&A                                48.7          9.7%        35.5          7.2%        88.6          9.9%        72.4          8.2%
(Gain) Loss on disposal of
   property, plant and
   equipment                        (0.1)          --          0.5          0.1%          --           --         (0.2)          --
Unusual items                        0.7          0.1%          --           --          5.7          0.6%        (0.2)          --
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating income                    23.0          4.6%        44.7          9.1%        30.7          3.4%        64.7          7.3%
Other income, net                     --           --         (0.6)         0.1%        (0.2)          --           --           --
Interest expense                     7.5          1.5%         6.6          1.3%        15.7          1.8%        13.1          1.5%
Minority interest                    1.1          0.2%         1.4          0.3%         2.1          0.2%         2.3          0.3%
Income taxes                         6.8          1.4%        12.3          2.5%         7.6          0.8%        16.0          1.8%
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income                    $      7.6          1.5%  $     25.0          5.1%  $      5.5          0.6%  $     33.3          3.7%
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Depreciation & amortization   $     19.1          3.8%  $     15.9          3.2%  $     38.4          4.3%  $     32.7          3.7%
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

We reported a net income of $7.6 million or $0.11 per diluted share for the second quarter ended July 1, 2006, down 70% as compared with net income of $25 million, or $0.35 per diluted share for the second quarter of 2005. For the first half of 2006, net income decreased 83% to $5.5 million or $0.08 per diluted share, from $33.3 million or $0.46 per diluted share in the same period last year. The decrease was primarily due to:

     o    higher fixed costs resulting from new production capacity in the U.S.;

     o benefit related to the settlement of a lawsuit against suppliers of high fructose corn syrup recognized in the same period last year;

     o increased SG&A costs due to CEO transition costs, higher incentive compensation expense and stock option expense;

     o increased unusual item charges relating to North American realignment costs and legal and other fees relating to the U.K Competition Commission review of our August 2005 acquisition of 100% of the outstanding shares of Macaw (Holdings) Limited (now known as Cott Nelson (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited (now known as Cott (Nelson) Limited) (the "Macaw Acquisition");

     o    increased interest expense due to the Macaw Acquisition; and

     o increased effective income tax rate due to higher non-deductible expenses and additional tax provision due to change in estimates.

SALES -- Sales in the second quarter of 2006 were $502.0 million, an increase of 2% from $492.7 million in the second quarter of 2005. The impact of foreign exchange on sales was negligible. Sales decreased 5% when excluding the impact of foreign exchange and the Macaw Acquisition. The decrease was largely due to a structural change in our business arrangement with one of our self-manufacturing customers. The related sales are now in the form of concentrates rather than filled beverages, which lowers our revenue but has minimal earnings impact. Other factors contributing to the revenue decline were continued softness in the carbonated soft drink category and our product rationalization actions. Total 8-ounce equivalent case volume was 363.6 million cases in the second quarter of 2006, an increase of 12% compared to the second quarter of 2005. Excluding the impact of the Macaw Acquisition, 8-ounce equivalent case volume was up 6% compared with the second quarter of 2005 driven by strong growth in concentrate and international sales. Sales of concentrate increased by 48% to 113 million 8-ounce equivalent cases in the second quarter of 2006 compared to the second quarter of 2005. The increase is principally due to increased customer demand, including the impact of the structural change in the business arrangement with one of our self-manufacturing customers. Shipment timing also favorably impacted concentrate sales. Filled beverage sales in the second quarter of 2006 were essentially flat at 250.6 million equivalent cases, compared to 249.6 million in the same period last year.

Sales for the first half of 2006 increased to $896.2 million, 1% higher than the same period last year and down 5% when the impact of acquisition and foreign exchange rates are excluded.

Total 8-ounce equivalent case volume was 658.6 million cases for the first half of 2006.

                      For the six months ended July 1, 2006

(in millions of dollars)                             COTT          NORTH AMERICA     UK & EUROPE       INTERNATIONAL
------------------------                         ------------      -------------     ------------      -------------
Change in sales                                  $        8.0      $      (56.8)     $       56.7      $        6.4
Impact of acquisitions                                  (49.1)               --             (49.1)               --
Impact of foreign exchange                               (5.5)             (9.2)              3.9              (0.2)
                                                 ------------      ------------      ------------      ------------
Change excluding acquisitions &
   exchange                                      $      (46.6)     $      (66.0)     $       11.5      $        6.2
                                                 ------------      ------------      ------------      ------------
Percentage change excluding
   acquisitions & exchange                                 (5)%              (9)%              12%               17%
                                                 ------------      ------------      ------------      ------------

In North America, sales were $383.2 million in the second quarter of 2006, a decrease of 8% from the second quarter of 2005. Excluding the impact of foreign exchange, sales decreased by 9%. In the first half of 2006, sales were $692.7 million, a decrease of 8% from the first half of 2005. Excluding the impact of foreign exchange, sales decreased by 9%. This decline was mainly due to a structural change in our business arrangement with one of our self-manufacturing customers, which was described earlier in this section. Other factors impacting North American sales were continued carbonated soft drink ("CSD") softness and product rationalization.

In the U.K. and Europe, sales were $92.9 million in the second quarter of 2006, an increase of 60% from the second quarter of 2005 due to strong base business growth and the Macaw Acquisition. Excluding the impact of the Macaw Acquisition, sales increased 10%. Excluding the impact of the Macaw Acquisition and foreign exchange, sales increased 12%. In the first half of 2006, sales were $158.2 million, an increase of 56% from the first half of 2005. Excluding the impact of the Macaw Acquisition, sales increased 8%. Excluding the impact of the Macaw Acquisition and foreign exchange, sales increased 12%.

The International segment includes our Mexican business, our Royal Crown International business and our business in Asia. Sales in this segment were $24.2 million in the second quarter of 2006, an increase of 21% when compared with the second quarter of 2005. This increase was primarily in Mexico where sales in the second quarter of 2006 were $16.7 million, an increase of $2 million when compared with sales in the second quarter of 2005, due to increased volume. In the first half of 2006, sales in the International segment were $42.1 million, an increase of 18% when compared with the first half of 2005. This increase was primarily in Mexico where sales in the first half of 2006 were $28.5 million, an increase of $3.3 million when compared with sales in the first half of 2005, due to increased volume.

GROSS PROFIT -- Gross profit for the second quarter of 2006 was $72.3 million, or 14.4% of sales, down from 16.4% of sales in the second quarter of 2005. The decline in gross margin was impacted by the $4.9 million benefit related to the settlement of a lawsuit against suppliers of high fructose corn syrup recognized in the second quarter of 2005. The gross margin decline was also impacted by increased capacity-related fixed costs, partially offset by a favorable product mix. Gross profit in the first half of 2006 was $125 million, or 13.9% of sales, compared to gross profit of $136.7 million, or 15.4% of sales, in the first half of 2005. Gross profit for the first half of the year reflects the impact of increased capacity-related fixed costs, the impact of the high fructose corn syrup settlement in 2005, partially offset by a favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A was $48.7 million in the second quarter of 2006, an increase of $13.2 million from the second quarter of 2005, largely due to $6.3 million of CEO transition costs, increased incentive compensation costs of $4.3 million and $1.9 million of stock option expense. SG&A was $88.6 million in the first half of 2006, an increase of $16.2 million from the first half of 2005, largely due to $6.3 million of CEO transition costs, increased incentive compensation costs of $6.7 million and $4.6 million of stock option expense. The additional SG&A costs resulting from the Macaw Acquisition were largely offset by our company-wide cost control actions. As a percentage of sales, SG&A increased to 9.7% during the second quarter of 2006, up from 7.2% for the same period last year and to 9.9% for the first half of the year, up from 8.2% for the same period last year.

STOCK-BASED COMPENSATION -- Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS 123R"), Share-Based Payments, using the modified prospective approach and therefore have not restated results for prior periods. Under this prospective approach, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first half of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the interim period ending July 1, 2006, net income includes compensation expense of $4.6 million, or $3.6 million net of tax of $1.0 million, which equates to $0.05 per basic and diluted share. If the change had been reported retroactively, comparative figures for the six month period ended July 2, 2005 would show income before taxes of $44.1 million, income tax expense of $14.6 million and net income of $29.5 million or $0.41 per basic and diluted share.

During the second quarter of 2006, our shareowners approved and adopted two new compensation plans for 2006 and future periods, the Performance Share Unit Plan and the Share Appreciation Rights Plan.. These plans are designed to attract, maintain and motivate key employees while promoting the long-term financial success of our business.

UNUSUAL ITEMS -- In the second quarter of 2006, we recorded charges for unusual items of $0.7 million on a pre-tax basis or $0.01 per diluted share after tax. In the first quarter and first half of 2005, the only unusual item was a $0.2 million gain. For the first half of 2006, we recorded charges for unusual items of $5.7 million on a pre-tax basis or $0.06 per diluted share after tax.

Of the $0.7 million of unusual items recorded in the second quarter of 2006, $0.2 million relates to restructuring charges, $0.1 million gain relates to a recovery from sale of other assets partially offset by asset impairments and $0.6 million relates to legal and other fees relating to the U.K Competition Commission review of the Macaw Acquisition. Of the $5.7 million of unusual items recorded in the first half of 2006, $1.8 million relates to restructuring charges, $1.3 million relates to asset impairments net of a recovery from the sale of other assets and $2.6 million relates to legal and other fees relating to the U.K Competition Commission review of the Macaw Acquisition.

Restructuring charges of $0.2 million recorded in the second quarter include $0.3 million net recovery relating to the closures of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant. The remaining restructuring cost of $0.5 million relates to consulting fees. Restructuring charges of $1.8 million recorded in the first half of 2006 include $0.9 million for severance and contract termination costs relating to the closures of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant. The remaining restructuring costs of $0.9 million are consulting fees relating to the North American realignment.

Asset impairments of $0.1 million gain recorded in the second quarter of 2006 include $0.2 million related to the closure of our Columbus, Ohio soft drink plant (relating to the writedown of customer list), $0.1 million related to the closure of our Lachine, Quebec juice plant (relating to the writedown of property, plant and equipment) and a recovery of $0.4 million from the sale of other assets. Asset impairments of $1.3 million recorded in the first half of 2006 include $1.6 million related to the closure of our Columbus, Ohio soft drink plant (relating to the writedown of property, plant and equipment, customer list and information technology software), $0.1 million related to the closure of our Lachine, Quebec juice plant (relating to the writedown of property, plant and equipment) and a recovery of $0.4 million from the sale of other assets.

On July 27, 2006, we announced changes to our senior management structure, roles and responsibilities. As a result of these changes, certain senior executives have departed from the Company. We estimate the associated severance and other costs to be approximately $3.7 million and these costs will be recognized in the third quarter of 2006.

OPERATING INCOME -- Operating income was $23.0 million in the second quarter of 2006 including unusual items of $0.7 million, as compared with $44.7 million in the second quarter of 2005. Operating income was $30.7 million for the first half of 2006 including unusual items of $5.7 million, as compared with $64.7 million in the first half of 2005 which included unusual items of $0.2 million gain.

INTEREST EXPENSE -- Net interest expense was $7.5 million in the second quarter of 2006, up from $6.6 million in the second quarter of 2005 primarily resulting from the Macaw Acquisition. Net interest expense was $15.7 million in the first half of 2006, up from $13.1 million in the first half of 2005 also primarily resulting from the Macaw Acquisition.

INCOME TAXES -- We recorded an income tax provision of $6.8 million for the second quarter and $7.6 million for the first half of 2006 as compared with $12.3 million and $16.0 million, respectively, for the same periods last year. The effective income tax rate increased to 47%, reflecting higher non-deductible expenses and additional tax provision due to changes in estimates.

FINANCIAL CONDITION

OPERATING ACTIVITIES -- Cash provided by operating activities in the first half of 2006 was $11.4 million, after capital expenditures of $16.7 million, as compared to the first half of 2005 in which cash provided by operating activities was $0.1 million, after capital expenditures of $54.8 million.

Cash decreased from $21.7 million to $9.8 million in the first half of 2006 due to the normal seasonal build up of inventories.

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

Our senior secured credit facilities allow for revolving credit borrowings of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. As of July 1, 2006 credit of $77.7 million was available after borrowings of $142.2 million, and standby letters of credit of $5.1 million. The weighted average interest rate was 6.02% on these facilities as of July 1, 2006.

The receivables securitization facility allows for borrowing up to $75.0 million based on the amount of eligible receivables and various reserves required by the facility. As of July 1, 2006, $57.6 million of eligible receivables, net of reserves, were available for purchase under this facility with no balance outstanding.

As of July 1, 2006, long-term debt totaled $273.0 million compared with $273.1 million at the end of 2005. At the end of the first half of 2006, debt consisted of $270.9 million in 8% senior subordinated notes with a face value of $275.0 million and $2.1 million of other debt.

CANADIAN GAAP -- Under Canadian GAAP, in the first half of 2006, we reported a net income of $5.5 million and total assets of $1,235.2 million compared to net income and total assets under U.S. GAAP of $5.5 million and $1,234.7 million, respectively, in the first half of 2006.

There were no material U.S./Canadian GAAP differences in the first half of 2006.

OUTLOOK

We continue to expect 2006 to be a challenging year. Sales of carbonated soft drinks are expected to remain under pressure in North America during the year. We continue to expect strong growth in the bottled water and non-carbonated beverages segments.

To date since September 29, 2005 (through the end of the second quarter of 2006), we have recorded pretax charges of $40 million relating to unusual items including impairment and restructuring charges. These amounts are part of the previously announced charges of $60 to 80 million associated with the North American realignment plan and other assets impairment. We continue to expect net income, excluding unusual items, stock based compensation expense and charges related to the chief executive officer change, to be substantially lower in 2006 than in 2005.

To build long-term success and profitability, we will focus on three key priorities: 1) reducing costs; 2) improving our partnerships with our retailer customers; and 3) building and sustaining an innovation pipeline for new product development.

Our cost reduction program will focus on asset optimization, fixed cost reduction and world-class efficiency initiatives, the introduction of a sub-zero-based budgeting system, optimization of selling, general and administrative expenses, further centralization of procurement and suppliers, and ongoing SKU rationalization. In addition, we intend to drive top-line growth by focusing on in-store execution, penetration of new, high-margin beverage segments, expansion of our business to new, high-margin channels, and expansion to new global customers and geographies.

To support the Company's long term growth, we have restructured our organization under two business units responsible for North America and International. These business units will focus on customer management, channel development, sales and marketing. They will be supported by four centralized functions: 1) People; 2) Supply/Manufacturing; 3) Finance; 4) Legal / Corporate Development. The new organizational structure is designed to leverage our strengths and drive efficiencies, standardization and performance in all areas, while reducing costs to improve future financial performance.

We have not completed detailed action plans or the requisite analyses to estimate the charges relating to new initiatives within the cost reduction program. As a result, the ultimate amount and timing of the charges is uncertain.

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

FORWARD-LOOKING STATEMENTS -- In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and our future results. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "should" and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

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

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

     o    changing nature of the North American business;

     o    our ability to successfully implement our realignment plan;

     o    our ability to grow business outside of North America;

     o our ability to integrate new management and a new management structure;

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

In the first half of 2006, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar attributable to certain forecasted U.S. dollar raw material purchases of the Canadian business segment. In fiscal 2005, we also entered into cash flow hedges to mitigate exposure to declines in the value of pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the United Kingdom ("U.K.") and European business segments. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and mature at various dates through December 28, 2006. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At July 1, 2006, the fair value of the options was $0 million ($0.8 million -- July 2, 2005) and we recorded $0.3 million unrealized loss in comprehensive income in the first half of 2006. See "Note 8 Derivative Financial Instruments."

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting or in other factors during the quarter ended July 1, 2006 that could materially affect, or are likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and to our Quarterly Report on Form 10-Q for the three-month period ended April 1, 2006. In addition, in reference to the action styled the Consumers' Association of Canada and Bruce Cran v. Coca-Cola Bottling Ltd. et al., on June 2, 2006, the British Columbia Supreme Court granted the summary trial application, which resulted in the dismissal of the plaintiffs' action against us and the other defendants. On June 26, 2006, the plaintiffs' appealed the dismissal of their action to the British Columbia Court of Appeal. We, together with the other defendants, are defending the appeal, which we expect will be heard in the next eight to twelve months. It is too early to assess the chances of success of the appeal.

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

This Risk Factor is no longer applicable as the U.K. Competition Commission approved the Macaw Acquisition on April 28, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual and Special Meeting of Cott's Shareowners was held on April 20, 2006.

     (b)  The meeting was held to consider and vote on the following matters:

                                                                          AGAINST/        BROKER NON-
            MATTERS SUBMITTED TO A VOTE                     FOR           WITHHELD          VOTES
--------------------------------------------------     ------------     ------------     ------------

To elect directors for a period of one year:
                                                         56,382,169          268,109               --
         Colin J. Adair                                  56,383,111          267,167               --
         W. John Bennett                                 55,732,419          917,589               --
         Serge Gouin                                     55,732,554          917,724               --
         Stephen H. Halperin                             56,057,388          592,890               --
         Betty Jane Hess                                 56,375,724          274,554               --
         Philip B. Livingston                            56,058,721          591,557               --
         Christine A. Magee                              56,386,244          264,034               --
         Andrew Prozes                                   56,062,924          587,354               --
         John K. Sheppard                                55,696,398          953,880               --
         Donald G. Watt                                  56,061,591          588,687               --
         Frank E. Weise III

To appoint PricewaterhouseCoopers LLP
as auditors                                              56,363,259          287,019               --

To adopt the Performance Share Unit Plan                 45,450,314        7,735,046               --

To adopt the Share Appreciation Rights
Plan                                                     44,653,211        8,152,149               --

ITEM 6.  FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

1.       Financial Statement Schedules

         Schedule III -- Consolidating Financial Statements

2.       Exhibits

     Number    Description
     ------    -----------

     3.1 Articles of Incorporation of Cott (incorporated by reference to Exhibit 3.1 to our Form 10-K dated March 31, 2000).

     3.2 By-laws of Cott (incorporated by reference to Exhibit 3.2 to our Form 10-K dated March 8, 2002).

     10.1 Employment Agreement between Cott Corporation and Brent D. Willis dated May 16, 2006 (filed herewith).

     10.2      Termination Letter Agreement between Cott Corporation and John K.
               Sheppard dated May 13, 2006 (filed herewith).

     10.3      Cott Corporation Performance Share Unit Plan (filed herewith).

     10.4      Cott Corporation Share Appreciation Rights Plan (filed herewith).

     31.1 Certification of the President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 1, 2006 (filed herewith).

     31.2      Certification of the Executive Vice President & Chief Financial
               Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 1, 2006 (filed herewith).

     32.1 Certification of the President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 1, 2006 (furnished herewith).

     32.2      Certification of the Executive Vice President & Chief Financial
               Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 1, 2006 (furnished herewith).

     In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COTT CORPORATION
                                             (Registrant)


Date: August 9, 2006
                                             /s/  B. Clyde Preslar
                                             -----------------------------------
                                             B. Clyde Preslar
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (On behalf of the Company)


Date: August 9, 2006
                                             /s/  Tina Dell'Aquila
                                             -----------------------------------
                                             Tina Dell'Aquila
                                             Vice President, Controller &
                                             Assistant Secretary
                                             (Principal accounting officer)

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

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME (LOSS)
(in millions of U.S. dollars, unaudited)

                                                                 FOR THE THREE MONTHS ENDED JULY 1, 2006
                                       --------------------------------------------------------------------------------------------
                                                                                               NON-
                                               COTT             COTT      GUARANTOR       GUARANTOR     ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES         ENTRIES    CONSOLIDATED
                                       ------------   -------------    ------------    ------------    ------------    ------------

SALES                                  $       69.8    $      309.3    $      107.7    $       35.1    $      (19.9)   $      502.0
Cost of sales                                  56.7           269.4            93.9            29.6           (19.9)          429.7
                                       ------------    ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                   13.1            39.9            13.8             5.5              --            72.3
Selling, general and administrative
   expenses                                    11.1            26.6             8.9             2.1              --            48.7
Loss (gain) on disposal of
   property, plant and equipment               (0.5)            0.4              --              --              --            (0.1)
Unusual items
      Restructuring and other                  (0.3)            0.5             0.6                              --             0.8
      Asset impairments                        (0.3)            0.2              --              --              --            (0.1)
                                       ------------    ------------    ------------    ------------    ------------    ------------

OPERATING INCOME                                3.1            12.2             4.3             3.4              --            23.0

Other expense (income), net                    (0.1)            4.0            (0.4)           (5.7)            2.2              --
Interest expense (income), net                 (0.1)            8.0             0.1            (0.5)             --             7.5
Minority interest                                --              --              --             1.1              --             1.1
                                       ------------    ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EQUITY INCOME (LOSS)                     3.3             0.2             4.6             8.5            (2.2)           14.4

Income taxes                                    0.1             0.9             1.6             4.2              --             6.8
Equity income (loss)                            4.4            (0.8)            4.7              --            (8.3)             --
                                       ------------    ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                      $        7.6    $       (1.5)   $        7.7    $        4.3    $      (10.5)   $        7.6
                                       ============    ============    ============    ============    ============    ============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME (LOSS)
(in millions of U.S. dollars, unaudited)

                                                                   FOR THE SIX MONTHS ENDED JULY 1, 2006
                                       --------------------------------------------------------------------------------------------
                                                                                               NON-
                                               COTT             COTT      GUARANTOR       GUARANTOR     ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES         ENTRIES    CONSOLIDATED
                                       ------------   --------------   ------------    ------------    ------------    ------------

SALES                                  $      113.9    $      571.4    $      185.4    $       62.4    $      (36.9)   $      896.2
Cost of sales                                  93.4           499.1           162.7            52.9           (36.9)          771.2
                                       ------------    ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                   20.5            72.3            22.7             9.5              --           125.0
Selling, general and administrative
   expenses                                    22.5            45.8            16.4             3.9              --            88.6
Loss (gain) on disposal of
   property, plant and equipment               (0.5)            0.5              --              --              --              --
Unusual items
      Restructuring and other                   0.2             1.6             2.6                              --             4.4
      Asset impairments                        (0.1)            1.4              --              --              --             1.3
                                       ------------    ------------    ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                        (1.6)           23.0             3.7             5.6              --            30.7

Other expense (income), net                    (0.1)            4.6            (0.8)           (0.9)           (3.0)           (0.2)
Interest expense (income), net                 (0.1)           16.0             0.1            (0.3)             --            15.7
Minority interest                                --              --              --             2.1              --             2.1
                                       ------------    ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EQUITY INCOME (LOSS)                    (1.4)            2.4             4.4             4.7             3.0            13.1

Income taxes                                    0.1             1.1             1.9             4.5              --             7.6
Equity income (loss)                            7.0            (0.3)            7.6              --           (14.3)             --
                                       ------------    ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                      $        5.5    $        1.0    $       10.1    $        0.2    $      (11.3)   $        5.5
                                       ============    ============    ============    ============    ============    ============

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars, unaudited)

                                                                            AS OF JULY 1, 2006
                                       --------------------------------------------------------------------------------------------
                                                                                               NON-
                                               COTT             COTT      GUARANTOR       GUARANTOR     ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES         ENTRIES    CONSOLIDATED
                                       ------------   --------------   ------------    ------------    ------------    ------------

ASSETS
Current assets
   Cash                                $        3.8    $        0.1    $       (0.3)   $        6.2    $         --    $        9.8
   Accounts receivable                         40.2            30.3            86.1           120.3           (37.3)          239.6
   Inventories                                 24.3            86.2            45.2             6.1              --           161.8
   Prepaid expenses and other
      assets                                    2.1             3.5             8.5             3.7              --            17.8
   Deferred income taxes                         --             6.9             0.8             0.4              --             8.1
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                               70.4           127.0           140.3           136.7           (37.3)          437.1
Property, plant and equipment                  52.8           185.2           137.9             9.5              --           385.4
Goodwill                                       24.6            45.9            85.3              --              --           155.8
Intangibles and other assets                   16.9           162.8            38.1            38.6              --           256.4
Due from affiliates                            65.8            81.6           175.4            41.9          (364.7)             --
Investments in subsidiaries                   407.3            72.0            70.2           144.0          (693.5)             --
Deferred income taxes                            --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                       $      637.8    $      674.5    $      647.2    $      370.7    $   (1,095.5)   $    1,234.7
                                       ============    ============    ============    ============    ============    ============

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings               $         --    $       10.6    $      139.5    $         --    $         --    $      150.1
   Current maturities of long-term
      debt                                       --             0.8              --              --              --             0.8
   Accounts payable and accrued
      liabilities                              38.4           124.0            75.5            19.2           (40.3)          217.1
   Deferred income taxes                         --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                               38.4           135.4           215.0            19.2           (40.3)          368.0
Long-term debt                                   --           272.2              --              --              --           272.2
Due to affiliates                              97.1           120.1            63.5            84.0          (364.7)             --
Deferred income taxes                            --            40.6            19.4             9.4              --            69.4
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                              135.5           568.3           297.9           112.6          (405.0)          709.6
                                       ------------    ------------    ------------    ------------    ------------    ------------

Minority interest                                --              --              --            22.8              --            22.8

SHAREOWNERS' EQUITY
Capital stock
  Common shares                               273.0           275.8           621.6           175.0        (1,072.4)          273.0
Additional paid-in-capital                     23.0              --              --              --              --            23.0
Retained earnings (deficit)                   191.7          (169.6)         (171.2)           (4.9)          345.7           191.7
Accumulated other comprehensive
   income (loss)                               14.6              --          (101.4)           65.2            36.2            14.6
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                              502.3           106.2           349.3           235.3          (690.5)          502.3
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                       $      637.8    $      674.5    $      647.2    $      370.7    $   (1,095.5)   $    1,234.7
                                       ============    ============    ============    ============    ============    ============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                                 FOR THE THREE MONTHS ENDED JULY 1, 2006
                                       --------------------------------------------------------------------------------------------
                                                                                               NON-
                                               COTT             COTT      GUARANTOR       GUARANTOR     ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES         ENTRIES    CONSOLIDATED
                                       ------------   --------------   ------------    ------------    ------------    ------------

OPERATING ACTIVITIES
Net income (loss)                      $        7.6    $       (1.5)   $        7.7    $        4.3    $      (10.5)   $        7.6
Depreciation and amortization                   2.9             9.2             5.7             1.3              --            19.1
Amortization of financing fees                   --              --             0.1             0.1              --             0.2
Stock compensation expense                      1.9              --              --              --              --             1.9
Deferred income taxes                            --             2.4             0.2             3.8              --             6.4
Minority interest                                --              --              --             1.1              --             1.1
Equity (loss) income, net of
   distributions                               (4.4)            1.5            (4.7)             --             7.6              --
Loss (gain) on disposal of
   property, plant and equipment               (0.4)            0.4            (0.1)             --              --            (0.1)
Asset impairments                              (0.1)             --              --              --              --            (0.1)
Other non-cash items                           (0.1)            0.3              --              --              --             0.2
Net change in non-cash working
   capital                                     (7.2)           (4.7)           (5.5)           (0.4)            2.2           (15.6)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Cash provided by (used in)
   operating activities                         0.2             7.6             3.4            10.2            (0.7)           20.7
                                       ------------    ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                   (0.6)           (5.0)           (2.7)           (0.1)                           (8.4)
Proceeds from disposal of
   property, plant and equipment                1.0            (0.4)            0.2              --              --             0.8
Advances to affiliates                         (0.1)            0.1            (2.2)             --             2.2              --
Other investing activities                     (1.2)           (2.1)             --              --              --            (3.3)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Cash provided by (used in)
   investing activities                        (0.9)           (7.4)           (4.7)           (0.1)            2.2           (10.9)
                                       ------------    ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES
Payments of long-term debt                       --            (0.3)             --              --              --            (0.3)
Short-term borrowings                            --            (1.9)           (2.8)           (5.0)             --            (9.7)
Advances from affiliates                         --             2.1             0.1              --            (2.2)             --
Distributions to subsidiary
   minority shareowner                           --              --              --            (0.7)             --            (0.7)
Dividends paid                                   --              --              --            (0.7)            0.7              --
                                       ------------    ------------    ------------    ------------    ------------    ------------

Cash used in financing activities                --            (0.1)           (2.7)           (6.4)           (1.5)          (10.7)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Effect of exchange rate changes on
   cash                                          --              --              --            (0.1)             --            (0.1)
                                       ------------    ------------    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                (0.7)            0.1            (4.0)            3.6              --            (1.0)
CASH, BEGINNING OF PERIOD                       4.5              --             3.7             2.6              --            10.8
                                       ------------    ------------    ------------    ------------    ------------    ------------

CASH, END OF PERIOD                    $        3.8    $        0.1    $       (0.3)   $        6.2    $         --    $        9.8
                                       ============    ============    ============    ============    ============    ============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)


                                                                   FOR THE SIX MONTHS ENDED JULY 1, 2006
                                       --------------------------------------------------------------------------------------------
                                                                                               NON-
                                               COTT             COTT      GUARANTOR       GUARANTOR     ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES         ENTRIES    CONSOLIDATED
                                       ------------   --------------   ------------    ------------    ------------    ------------

OPERATING ACTIVITIES
Net income (loss)                      $        5.5    $        1.0    $       10.1    $        0.2    $      (11.3)   $        5.5
Depreciation and amortization                   6.0            18.7            11.1             2.6              --            38.4
Amortization of financing fees                   --             0.1             0.2             0.2              --             0.5
Stock compensation expense                      4.6              --              --              --              --             4.6
Deferred income taxes                            --             2.7              --             3.9              --             6.6
Minority interest                                --              --              --             2.1              --             2.1
Equity (loss) income, net of
   distributions                               (7.0)            2.1            (7.6)             --            12.5              --
Loss (gain) on disposal of
   property, plant and equipment               (0.4)            0.5            (0.1)             --              --              --
Asset impairments                              (0.1)            1.4              --              --              --             1.3
Other non-cash items                           (0.1)            0.6              --              --              --             0.5
Net change in non-cash working
   capital                                     (9.1)          (17.6)           (6.1)            4.4            (3.0)          (31.4)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Cash provided by (used in)
   operating activities                        (0.6)            9.5             7.6            13.4            (1.8)           28.1
                                       ------------    ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                   (1.3)          (10.2)           (5.1)           (0.1)                          (16.7)
Proceeds from disposal of
   property, plant and equipment                1.0             0.2             0.3              --              --             1.5
Advances to affiliates                         (1.8)            0.1            (4.3)             --             6.0              --
Other investing activities                     (2.4)           (3.3)             --              --              --            (5.7)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Cash provided by (used in)
   investing activities                        (4.5)          (13.2)           (9.1)           (0.1)            6.0           (20.9)
                                       ------------    ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES
Payments of long-term debt                       --            (0.5)             --              --              --            (0.5)
Short-term borrowings                            --             0.2            (6.9)          (10.0)             --           (16.7)
Advances from affiliates                         --             4.2             1.8              --            (6.0)             --
Distributions to subsidiary
   minority shareowner                           --              --              --            (1.8)             --            (1.8)
Dividends paid                                   --              --              --            (1.8)            1.8              --
Other financing activities                       --            (0.1)             --              --              --            (0.1)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Cash provided by (used in)
   financing activities                          --             3.8            (5.1)          (13.6)           (4.2)          (19.1)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Effect of exchange rate changes on
   cash                                         0.1              --              --            (0.1)             --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                (5.0)            0.1            (6.6)           (0.4)             --           (11.9)
CASH, BEGINNING OF PERIOD                       8.8              --             6.3             6.6              --            21.7
                                       ------------    ------------    ------------    ------------    ------------    ------------

CASH, END OF PERIOD                    $        3.8    $        0.1    $       (0.3)   $        6.2    $         --    $        9.8
                                       ============    ============    ============    ============    ============    ============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars, unaudited)


                                                                  FOR THE THREE MONTHS ENDED JULY 2, 2005
                                       --------------------------------------------------------------------------------------------
                                                                                               NON-
                                               COTT             COTT      GUARANTOR       GUARANTOR     ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES         ENTRIES    CONSOLIDATED
                                       ------------   --------------   ------------    ------------    ------------    ------------

SALES                                  $       63.4    $      331.9    $       70.5    $       34.2    $       (7.3)   $      492.7
Cost of sales                                  52.2           277.3            61.1            28.7            (7.3)          412.0
                                       ------------    ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                   11.2            54.6             9.4             5.5              --            80.7
Selling, general and administrative
   expenses                                     9.7            18.6             5.5             1.7              --            35.5
Loss (gain) on disposal of
property, plant and equipment                    --             0.6            (0.1)             --              --             0.5
Unusual items -- asset impairments               --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------

OPERATING INCOME                                1.5            35.4             4.0             3.8              --            44.7

Other expense (income), net                    (0.6)          (18.6)           (0.1)           21.7            (3.0)           (0.6)
Interest expense (income), net                 (0.1)            8.1            (2.0)            0.6              --             6.6
Minority interest                                --              --              --             1.4              --             1.4
                                       ------------    ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EQUITY INCOME (LOSS)                     2.2            45.9             6.1           (19.9)            3.0            37.3

Income taxes                                    0.9            10.4             1.1            (0.1)             --            12.3
Equity income (loss)                           23.6             3.0            19.5              --           (46.1)             --
                                       ------------    ------------    ------------    ------------    ------------    ------------

NET INCOME                             $       24.9    $       38.5    $       24.5    $      (19.8)   $      (43.1)   $       25.0
                                       ============    ============    ============    ============    ============    ============

                                                                   FOR THE SIX MONTHS ENDED JULY 2, 2005
                                       --------------------------------------------------------------------------------------------
                                                                                               NON-
                                               COTT             COTT      GUARANTOR       GUARANTOR     ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES         ENTRIES    CONSOLIDATED
                                       ------------   --------------   ------------    ------------    ------------    ------------

SALES                                  $      106.9    $      606.5    $      126.9    $       61.3    $      (13.4)   $      888.2
Cost of sales                                  90.2           513.0           109.7            52.0           (13.4)          751.5
                                       ------------    ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                   16.7            93.5            17.2             9.3              --           136.7
Selling, general and administrative
   expenses                                    19.3            38.9            10.7             3.5              --            72.4
Loss (gain) on disposal of
property, plant and equipment                    --             0.7            (0.9)             --              --            (0.2)
Unusual items -- asset impairments               --              --            (0.2)             --              --            (0.2)
                                       ------------    ------------    ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                        (2.6)           53.9             7.6             5.8              --            64.7

Other expense (income), net                    (0.1)          (19.1)            0.5            21.7            (3.0)             --
Interest expense (income), net                 (0.1)           16.6            (3.9)            0.5              --            13.1
Minority interest                                --              --              --             2.3              --             2.3
                                       ------------    ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EQUITY INCOME (LOSS)                    (2.4)           56.4            11.0           (18.7)            3.0            49.3

Income taxes                                   (0.5)           14.5             1.7             0.3              --            16.0
Equity income (loss)                           35.1             4.7            26.8              --           (66.6)             --
                                       ------------    ------------    ------------    ------------    ------------    ------------

NET INCOME                             $       33.2    $       46.6    $       36.1    $      (19.0)   $      (63.6)   $       33.3
                                       ============    ============    ============    ============    ============    ============

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars)

                                                                         AS OF DECEMBER 31, 2005
                                       --------------------------------------------------------------------------------------------
                                                                                               NON-
                                               COTT             COTT      GUARANTOR       GUARANTOR     ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES         ENTRIES    CONSOLIDATED
                                       ------------   --------------   ------------    ------------    ------------    ------------

ASSETS
Current assets
   Cash                                $        8.8    $         --    $        6.3    $        6.6    $         --    $       21.7
   Accounts receivable                         35.6            26.5            70.2           103.2           (44.4)          191.1
   Inventories                                 18.8            76.6            43.6             5.2              --           144.2
   Prepaid expenses and other                   1.3             2.2             4.7             1.3              --             9.5
   Deferred income taxes                         --             7.2             0.1              --              --             7.3
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                               64.5           112.5           124.9           116.3           (44.4)          373.8
Property, plant and equipment                  53.0           195.6           135.1            10.5              --           394.2
Goodwill                                       23.5            46.0            80.8              --              --           150.3
Intangibles and other assets                   17.0           164.1            38.4            40.9              --           260.4
Due from affiliates                            60.8            60.0           168.8            41.9          (331.5)             --
Investments in subsidiaries                   395.2            75.4            62.6           137.8          (671.0)             --
Deferred income taxes                            --              --             0.4              --              --             0.4
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                       $      614.0    $      653.6    $      611.0    $      347.4    $   (1,046.9)   $    1,179.1
                                       ============    ============    ============    ============    ============    ============

LIABILITIES
Current liabilities
   Short-term borrowings               $         --    $       10.4    $      137.5    $       10.0    $         --    $      157.9
   Current maturities of long-term
      debt                                       --             0.8              --              --              --             0.8
   Accounts payable and accrued
      liabilities                              36.7           109.6            63.6            17.0           (44.4)          182.5
   Deferred income taxes                         --              --             0.2              --              --             0.2
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                               36.7           120.8           201.3            27.0           (44.4)          341.4
Long-term debt                                   --           272.3              --              --              --           272.3
Due to affiliates                              95.4           115.8            58.1            62.2          (331.5)             --
Deferred income taxes                            --            38.2            17.7             5.1              --            61.0
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                              132.1           547.1           277.1            94.3          (375.9)          674.7
                                       ------------    ------------    ------------    ------------    ------------    ------------

Minority interest                                --              --              --            22.5              --            22.5

SHAREOWNERS' EQUITY
Capital stock
   Common shares                              273.0           275.8           599.5           175.0        (1,050.3)          273.0
Additional paid-in-capital                     18.4              --              --              --              --            18.4
Retained earnings (deficit)                   186.2          (169.3)         (181.4)           (3.4)          354.1           186.2
Accumulated other comprehensive
   income (loss)                                4.3              --           (84.2)           59.0            25.2             4.3
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                              481.9           106.5           333.9           230.6          (671.0)          481.9
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                       $      614.0    $      653.6    $      611.0    $      347.4    $   (1,046.9)   $    1,179.1
                                       ============    ============    ============    ============    ============    ============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                                  FOR THE THREE MONTHS ENDED JULY 2, 2005
                                       --------------------------------------------------------------------------------------------
                                                                                               NON-
                                               COTT             COTT      GUARANTOR       GUARANTOR     ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES         ENTRIES    CONSOLIDATED
                                       ------------   --------------   ------------    ------------    ------------    ------------

OPERATING ACTIVITIES
Net income (loss)                      $       24.9    $       38.5    $       24.5    $      (19.8)   $      (43.1)   $       25.0
Depreciation and amortization                   2.5             9.7             2.4             1.3              --            15.9
Amortization of financing fees                   --             0.2              --             0.1              --             0.3
Deferred income taxes                           0.9             2.6              --              --              --             3.5
Minority interest                                --              --              --             1.4              --             1.4
Equity (loss) income, net of
   distributions                              (23.7)           (1.8)          (19.5)             --            45.0              --
Gain (loss) on disposal of
   property, plant and equipment                 --             0.6            (0.1)             --              --             0.5
Asset impairments                                --              --              --              --              --              --
Other non-cash items                           (0.3)            1.0            (0.8)           (0.1)            0.5             0.3
Net change in non-cash working
   capital                                      3.0            48.8           (28.5)          (33.2)           (3.4)          (13.3)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Cash provided by (used in)
   operating activities                         7.3            99.6           (22.0)          (50.3)           (1.0)           33.6
                                       ------------    ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                   (2.6)          (20.4)           (3.3)           (0.4)             --           (26.7)
Proceeds from disposal of
   property, plant and equipment                 --             0.7             1.3              --              --             2.0
Advances to affiliates                         (2.2)          (15.0)           (3.9)             --            21.1              --
Investment in subsidiary                         --              --           (15.0)             --            15.0              --
Other investing activities                     (2.6)          (31.1)           30.8            (0.7)             --            (3.6)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Cash provided by (used in)
   investing activities                        (7.4)          (65.8)            9.9            (1.1)           36.1           (28.3)
                                       ------------    ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES
Payments of long-term debt                       --            (0.2)             --              --              --            (0.2)
Short-term borrowings                           3.7           (38.5)           (5.7)           39.9              --            (0.6)
Advances from affiliates                         --             4.0            17.2              --           (21.2)             --
Distributions to subsidiary
   minority shareowner                           --              --              --            (0.8)             --            (0.8)
Issue of common shares                          1.5              --              --            15.0           (15.0)            1.5
Financing costs                                  --            (0.5)             --              --              --            (0.5)
Dividends paid                                   --              --              --            (1.1)            1.1              --
Other financing activities                       --             1.8            (1.9)             --              --            (0.1)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Cash provided by (used in)
   financing activities                         5.2           (33.4)            9.6            53.0           (35.1)           (0.7)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Effect of exchange rate changes on
   cash                                         0.1              --            (0.2)             --              --            (0.1)
                                       ------------    ------------    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                 5.2             0.4            (2.7)            1.6              --             4.5
CASH, BEGINNING OF PERIOD                       0.3            (0.8)            9.3             2.6              --            11.4
                                       ------------    ------------    ------------    ------------    ------------    ------------
CASH, END OF PERIOD                    $        5.5    $       (0.4)   $        6.6    $        4.2    $         --    $       15.9
                                       ============    ============    ============    ============    ============    ============

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)


                                                                   FOR THE SIX MONTHS ENDED JULY 2, 2005
                                       --------------------------------------------------------------------------------------------
                                                                                               NON-
                                              COTT              COTT      GUARANTOR       GUARANTOR     ELIMINATION
                                        CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES         ENTRIES    CONSOLIDATED
                                       ------------   --------------   ------------    ------------    ------------    ------------

OPERATING ACTIVITIES
Net income (loss)                      $       33.2    $       46.6    $       36.1    $      (19.0)   $      (63.6)   $       33.3
Depreciation and amortization                   6.1            18.1             5.9             2.6              --            32.7
Amortization of financing fees                   --             0.2              --             0.1              --             0.3
Deferred income taxes                          (0.6)            3.7              --             0.2              --             3.3
Minority interest                                --              --              --             2.3              --             2.3
Equity (loss) income, net of
   distributions                              (35.1)           (2.4)          (26.8)             --            64.3              --
Gain (loss) on disposal of
   property, plant and equipment                 --             0.7            (0.9)             --              --            (0.2)
Asset impairments                                --              --            (0.2)             --              --            (0.2)
Other non-cash items                             --             0.6             0.2             0.1              --             0.9
Net change in non-cash working
   capital                                     17.1            49.6           (38.1)          (43.3)           (2.8)          (17.5)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Cash provided by (used in)
   operating activities                        20.7           117.1           (23.8)          (57.0)           (2.1)           54.9
                                       ------------    ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES
Additions to property, plant and
   equipment                                   (7.1)          (37.6)           (9.5)           (0.6)             --           (54.8)
Proceeds from disposal of
   property, plant and equipment                 --             0.7             1.3              --              --             2.0
Advances to affiliates                         (9.8)           (5.0)           (3.9)             --            18.7              --
Investment in subsidiary                      (15.0)             --           (15.0)             --            30.0              --
Other investing activities                     (4.1)          (30.1)           30.9            (0.8)             --            (4.1)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Cash provided by (used in)
   investing activities                       (36.0)          (72.0)            3.8            (1.4)           48.7           (56.9)
                                       ------------    ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES
Payments of long-term debt                       --            (0.4)             --              --              --            (0.4)
Short-term borrowings                           3.8           (48.3)           (0.9)           39.9              --            (5.5)
Advances from affiliates                         --             4.0            14.8              --           (18.8)             --
Distributions to subsidiary
   minority shareowner                           --              --              --            (1.9)             --            (1.9)
Issue of common shares                          2.4              --            15.0            15.0           (30.0)            2.4
Financing costs                                  --            (2.6)             --              --              --            (2.6)
Dividends paid                                   --              --              --            (2.2)            2.2              --
Other financing activities                       --             1.8            (2.0)             --              --            (0.2)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Cash provided by (used in)
   financing activities                         6.2           (45.5)           26.9            50.8           (46.6)           (8.2)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Effect of exchange rate changes on
   cash                                        (0.1)             --            (0.3)           (0.1)             --            (0.5)
                                       ------------    ------------    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                (9.2)           (0.4)            6.6            (7.7)             --           (10.7)
CASH, BEGINNING OF PERIOD                      14.7              --             0.1            11.8              --            26.6
                                       ------------    ------------    ------------    ------------    ------------    ------------
CASH, END OF PERIOD                    $        5.5    $       (0.4)   $        6.7    $        4.1    $         --    $       15.9
                                       ============    ============    ============    ============    ============    ============