Form 10-Q
period 2006-09-30
COTT CORP /CN/
filed 2006-11-09
CIK 884713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________

                        Commission File Number: 000-19914

                                COTT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CANADA                                              NONE
     -------------------------------                         -------------------
     (State or Other Jurisdiction of                            (IRS Employer
     Incorporation or Organization)                          Identification No.)

    207 QUEEN'S QUAY WEST, SUITE 340,
            TORONTO, ONTARIO                                       M5J 1A7
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (416) 203-3898

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at November 3, 2006
                -----                            -------------------------------
Common Stock, no par value per share                    71,748,630 shares

                                TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income for the three and nine
            month periods ended September 30, 2006 and
            October 1, 2005...........................................    Page 3

         Consolidated Balance Sheets as of September 30, 2006 and
            December 31, 2005.........................................    Page 4

         Consolidated Statements of Shareowners' Equity as of
            September 30, 2006 and October 1, 2005....................    Page 5

         Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2006 and
            October 1, 2005...........................................    Page 6

         Notes to Consolidated Financial Statements ..................    Page 7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ................................   Page 26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..   Page 31

Item 4.  Controls and Procedures .....................................   Page 32

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................   Page 33

Item 1A. Risk Factors ................................................   Page 33

Item 5.  Other Information ...........................................   Page 33

Item 6.  Financial Statement Schedules and Exhibits ..................   Page 34

Signatures ...........................................................   Page 36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COTT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions of U.S. dollars, except per share amounts)
Unaudited

                                          For the three months ended    For the nine months ended
                                          --------------------------   --------------------------
                                          SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                               2006          2005           2006          2005
                                          -------------   ----------   -------------   ----------
REVENUE                                       $475.5        $469.9        $1,371.7      $1,358.1
Cost of sales                                  413.5         404.5         1,184.7       1,156.0
                                              ------        ------        --------      --------

GROSS PROFIT                                    62.0          65.4           187.0         202.1
Selling, general and administrative
   expenses                                     40.8          34.2           129.4         106.6
Gain on disposal of property, plant and
   equipment                                      --            --              --          (0.2)
Unusual items - note 2
      Restructuring                              9.4           2.0            11.2           2.0
      Asset (recovery) impairments              (0.1)         23.7             1.2          23.5
      Other                                       --            --             2.6            --
                                              ------        ------        --------      --------

OPERATING INCOME                                11.9           5.5            42.6          70.2

Other income, net                               (0.2)         (0.4)           (0.4)         (0.4)
Interest expense, net                            7.8           7.7            23.5          20.8
Minority interest                                0.9           1.1             3.0           3.4
                                              ------        ------        --------      --------

INCOME (LOSS) BEFORE INCOME TAXES                3.4          (2.9)           16.5          46.4

Income tax (recovery) expense - note 4          (3.2)         (1.1)            4.4          14.9
                                              ------        ------        --------      --------

NET INCOME (LOSS) - note 5                    $  6.6        $ (1.8)       $   12.1      $   31.5
                                              ======        ======        ========      ========

PER SHARE DATA - note 6
   INCOME (LOSS) PER COMMON SHARE
      Basic                                   $ 0.09        $(0.03)       $   0.17      $   0.44
      Diluted                                 $ 0.09        $(0.03)       $   0.17      $   0.44

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)
Unaudited

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  2006           2005
                                             -------------   ------------
ASSETS
CURRENT ASSETS
Cash                                           $   29.7        $   21.7
Accounts receivable                               192.4           191.1
Inventories - note 7                              157.8           144.2
Prepaid expenses and other assets - note 8         14.6             9.5
Deferred income taxes                               8.3             7.3
                                               --------        --------

                                                  402.8           373.8

PROPERTY, PLANT AND EQUIPMENT - note 9            378.2           394.2

GOODWILL                                          156.3           150.3

INTANGIBLES AND OTHER ASSETS - note 10            251.1           260.4

DEFERRED INCOME TAXES                                --             0.4
                                               --------        --------

                                               $1,188.4        $1,179.1
                                               ========        ========
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings - note 11                $  125.4        $  157.9
Current maturities of long-term debt                1.0             0.8
Accounts payable and accrued liabilities          191.0           182.5
Deferred income taxes                                --             0.2
                                               --------        --------

                                                  317.4           341.4

LONG-TERM DEBT                                    272.1           272.3

DEFERRED INCOME TAXES                              64.0            61.0
                                               --------        --------

                                                  653.5           674.7
                                               --------        --------

MINORITY INTEREST                                  21.9            22.5

SHAREOWNERS' EQUITY
CAPITAL STOCK
Common shares - 71,738,630 shares issued

   (December 31, 2005 - 71,711,630 shares)        273.3           273.0

RESTRICTED SHARES - note 13                        (0.8)             --

ADDITIONAL PAID-IN-CAPITAL                         25.8            18.4

RETAINED EARNINGS                                 198.3           186.2

ACCUMULATED OTHER COMPREHENSIVE INCOME             16.4             4.3
                                               --------        --------

                                                  513.0           481.9
                                               --------        --------

                                               $1,188.4        $1,179.1
                                               ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(in millions of U.S. dollars)
Unaudited

                                      NUMBER OF
                                       COMMON                                                    ACCUMULATED
                                       SHARES                           ADDITIONAL                  OTHER
                                         (in      COMMON   RESTRICTED    PAID-IN-    RETAINED   COMPREHENSIVE    TOTAL
                                     thousands)   SHARES     SHARES       CAPITAL    EARNINGS       INCOME      EQUITY
                                     ---------------------------------------------------------------------------------
Balance at January 1, 2005             71,440     $269.4     $  --         $17.6      $161.6        $ 8.7       $457.3
Options exercised, including tax
   benefit of $0.9 million                270        3.5        --           0.9          --           --          4.4
Comprehensive income - note 5
   Currency translation adjustment         --         --        --            --          --         (2.7)        (2.7)
   Unrealized gains on cash flow
      hedges - note 8                      --         --        --            --          --          0.2          0.2
   Net income                              --         --        --            --        31.5           --         31.5
                                       -------------------------------------------------------------------------------

Balance at October 1, 2005             71,710     $272.9     $  --         $18.5      $193.1        $ 6.2       $490.7
                                       ===============================================================================

Balance at December 31, 2005           71,712     $273.0     $  --         $18.4      $186.2        $ 4.3       $481.9
Options exercised, including tax
   benefit                                 27        0.3        --            --          --           --          0.3
Restricted shares - note 13                --         --      (0.8)           --          --           --         (0.8)
Share based compensation                   --         --        --           7.4          --           --          7.4
Comprehensive income - note 5
   Currency translation adjustment         --         --        --            --          --         11.8         11.8
   Unrealized gains on cash flow
      hedges - note 8                      --         --        --            --          --          0.3          0.3
   Net income                              --         --        --            --        12.1           --         12.1
                                       -------------------------------------------------------------------------------

Balance at September 30, 2006          71,739     $273.3     $(0.8)        $25.8      $198.3        $16.4       $513.0
                                       ===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
Unaudited

                                             For the three months ended    For the nine months ended
                                             --------------------------   --------------------------
                                             SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                                  2006          2005           2006          2005
                                             -------------   ----------   -------------   ----------
OPERATING ACTIVITIES
Net income (loss)                               $  6.6        $  (1.8)       $ 12.1        $  31.5
Depreciation and amortization                     19.0           18.3          57.4           51.0
Amortization of financing fees                     0.3            0.2           0.8            0.5
Share based compensation - note 13                 2.8             --           7.4             --
Deferred income taxes                             (3.4)            --           3.2            3.3
Minority interest                                  0.9            1.1           3.0            3.4
Gain on disposal of property, plant and
   equipment                                        --             --            --           (0.2)
Asset (recovery) impairments                      (0.1)          23.7           1.2           23.5
Other non-cash items                               6.2            0.3           6.7            1.2
Net change in non-cash working capital -
   note 12                                        23.3           13.9          (8.1)          (3.6)
                                                ------        -------        ------        -------

Cash provided by operating activities             55.6           55.7          83.7          110.6
                                                ------        -------        ------        -------
INVESTING ACTIVITIES
Additions to property, plant and equipment        (6.8)         (14.1)        (23.5)         (68.9)
Proceeds from disposition of property,
   plant and equipment                             0.4            0.1           1.9            2.1
Business acquisitions                               --         (135.1)           --         (135.1)
Other investing activities                        (1.3)          (2.1)         (7.0)          (6.2)
                                                ------        -------        ------        -------

Cash used in investing activities                 (7.7)        (151.2)        (28.6)        (208.1)
                                                ------        -------        ------        -------
FINANCING ACTIVITIES
Payments of long-term debt                        (0.3)          (0.3)         (0.8)          (0.7)
Short-term borrowings                            (26.3)          91.0         (43.0)          85.5
Distributions to subsidiary minority
   shareowner                                     (1.8)          (2.0)         (3.6)          (3.9)
Issue of common shares                             0.3            1.1           0.3            3.5
Financing costs                                     --           (1.2)           --           (3.8)
Other financing activities                          --           (0.1)         (0.1)          (0.3)
                                                ------        -------        ------        -------
Cash (used in) provided by financing
   activities                                    (28.1)          88.5         (47.2)          80.3
                                                ------        -------        ------        -------

Effect of exchange rate changes on cash            0.1           (0.1)          0.1           (0.6)
                                                ------        -------        ------        -------

NET INCREASE (DECREASE) IN CASH                   19.9           (7.1)          8.0          (17.8)

CASH, BEGINNING OF PERIOD                          9.8           15.9          21.7           26.6
                                                ------        -------        ------        -------

CASH, END OF PERIOD                             $ 29.7        $   8.8        $ 29.7        $   8.8
                                                ======        =======        ======        =======

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1

Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the most recent annual consolidated financial statements. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements, except for the share based compensation as outlined below.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Determining whether an impairment has occurred requires various estimates and assumptions including evaluating the lowest level of cash flows associated with groups of assets as well as estimates of cash flows that are directly related to the potentially impaired asset or groups of assets, the useful life over which cash flows will occur and their amounts. The measurement of an impairment loss requires an estimate of fair value, which is also based on estimates of future cash flows. These estimates could change in the near term and any such changes could be material.

Material recognition, measurement, and presentation differences between U.S. GAAP and Canadian GAAP are disclosed in note 16.

Share Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS") 123R, Share-Based Payments, using the modified prospective approach and therefore have not restated results for prior periods. Under this prospective approach, share based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all share based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Share based compensation expense for all share based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first nine months of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the nine month period ended September 30, 2006, net income includes compensation expense of $7.4 million, or $5.6 million net of tax recovery of $1.8 million. As reported for the nine month period ended October 1, 2005 under FAS123, income before taxes was $39.0 million, income tax expense was $13.0 million and net income was $26.0 million or $0.36 per basic and diluted share as described in note 13.

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

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Income Taxes

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by us no later than December 31, 2006. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that we have taken or expect to take in our tax returns. We are evaluating the impact of adopting FIN 48, and it may result in differences between Canadian and United States accounting standards on uncertain income tax positions. Adjustments, if necessary will be recorded in retained earnings.

NOTE 2

Unusual Items

                                 For the three months ended      For the nine months ended
                               -----------------------------   -----------------------------
                                 SEPTEMBER 30,   OCTOBER 1,      SEPTEMBER 30,   OCTOBER 1,
                                     2006           2005              2006          2005
                                 -------------   ----------      -------------   ----------
                               (in millions of U.S. dollars)   (in millions of U.S. dollars)
Restructuring                        $ 9.4          $ 2.0            $11.2          $ 2.0
Asset (recovery) impairments          (0.1)          23.7              1.2           23.5
Other                                   --             --              2.6             --
                                     -----          -----            -----          -----
                                     $ 9.3          $25.7            $15.0          $25.5
                                     =====          =====            =====          =====

In September 2005 we announced our plan to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate underperforming assets and increase our focus on high potential accounts. In conjunction with this plan, we closed our Lachine, Quebec juice plant in February 2006 and in March 2006 we closed our Columbus, Ohio soft drink plant to bring production capacity in line with the needs of our customers. In addition, on October 26, 2006, we announced the closures of our manufacturing plant in Elizabethtown, Kentucky and our manufacturing plant and warehousing in Wyomissing, Pennsylvania. We intend to cease production at both plants by December 31, 2006, and reallocate production volume to other manufacturing sites in North America.

Restructuring

We recorded restructuring charges of $11.2 million including $5.8 million for severance and contract termination costs relating to the closures of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant, $0.9 million of other severance costs relating to sales and marketing employees and $3.8 million for severance relating to organizational streamlining. The remaining restructuring cost of $0.7 million relates to consulting fees incurred in connection with restructuring activities.

The following table is a summary of our restructuring charges for the nine months ended September 30, 2006 and the year ended December 31, 2005:

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

                                          Charged to Costs    Payments
                          Balance at        and Expenses     made during       Balance at
                       January 1, 2006   during the period   the period    September 30, 2006
                       ---------------   -----------------   -----------   ------------------
Cash
Employees  Severance         $1.0              $ 5.6            $(5.8)            $0.8
Contract Settlement            --                4.9             (0.5)             4.4
Other                         0.5                0.7             (1.2)              --
                             ----              -----            -----             ----
Total                        $1.5              $11.2            $(7.5)            $5.2
                             ====              =====            =====             ====

                                                              Payments
                          Balance at      Charged to Costs   made during       Balance at
                       January 2, 2005      and Expenses      the year      December 31, 2005
                       ---------------   -----------------   -----------   ------------------
Cash
Employees  Severance         $--                $2.6            $(1.6)            $1.0
Contract Settlement           --                 0.6             (0.6)              --
Other                         --                 0.8             (0.3)             0.5
                             ---                ----            -----             ----
Total                        $--                $4.0            $(2.5)            $1.5
                             ===                ====            =====             ====

Asset impairments

We recorded an impairment loss of $1.2 million, which is comprised of charges of $1.6 million for the writedown of property, plant and equipment, customer list and information technology software related to the closure of our Columbus, Ohio soft drink plant and $0.1 million for the writedown of property, plant and equipment relating to our Lachine, Quebec juice plant, net of a $0.5 million recovery from the sale of other assets.

Other

Other unusual items are primarily legal and other fees relating to the United Kingdom ("U.K.") Competition Commission review of our acquisition of 100% of the shares of Macaw (Holdings) Limited (now known as Cott Nelson (Holdings) Limited), the parent company of Macaw (Soft Drinks) Limited (now known as Cott (Nelson) Limited) (the "Macaw Acquisition") in the U.K.

We are currently evaluating various actions to reduce costs and are developing detailed plans which may result in additional exit and other costs being incurred. In the near term, we expect to incur additional charges relating to contract termination costs associated with the closure of our Columbus, Ohio soft drink plant, our manufacturing plant in Elizabethtown, Kentucky and our manufacturing plant and warehousing in Wyomissing, Pennsylvania. Since September 29, 2005 through the end of the third quarter of 2006, we have recorded pre-tax charges of $49.3 million relating to our previously announced North American realignment plan and other asset impairments, of which $20 million was recorded in 2005 relating to customer relationship impairment. In connection with the plant and warehouse closures announced on October 26, 2006, we expect to record approximately $40 to $45 million in pre-tax charges, of which $23 million relates to accelerated depreciation and amortization and impairment charges relating to property, plant and equipment and intangible assets, and the remainder relates to contract termination costs and severance costs for the termination of approximately 350 employees. These charges are expected to be taken in the fourth quarter of 2006 and the first half of 2007. These amounts are part of the estimated $115 to $125 million in charges for cost reduction programs including additional plant closures, office consolidation and organizational streamlining. This range has been revised from the previously announced $60 to $80 million in charges associated with the North American realignment plan and other asset impairments.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The breakdown of the charges discussed above is as follows:

                                      UNUSUAL ITEMS
                    -------------------------------------------------
                       For the nine months ended September 30, 2006
                    -------------------------------------------------
                    North America   International   Corporate   Total
                    -------------   -------------   ---------   -----
                              (in millions of U.S. dollars)
Restructuring            $6.7            $0.5          $4.0     $11.2
Asset impairments         1.1              --           0.1       1.2
Other                      --             2.6            --       2.6
                         ----            ----          ----     -----
                         $7.8            $3.1          $4.1     $15.0
                         ====            ====          ====     =====

                                      UNUSUAL ITEMS
                    -------------------------------------------------
                           For the year ended December 31, 2005
                    -------------------------------------------------
                    North America   International   Corporate   Total
                    -------------   -------------   ---------   -----
                              (in millions of U.S. dollars)
Restructuring           $ 3.0           $  --         $ 0.2     $ 3.2
Asset impairments        33.0            (0.2)          0.7      33.5
Other                      --             0.8            --       0.8
                        -----           -----         -----     -----
                        $36.0           $ 0.6         $ 0.9     $37.5
                        =====           =====         =====     =====

Restructuring charges for the year ended December 31, 2005 are comprised of severance and contract termination costs in connection with the closure of our Lachine, Quebec juice plant and our Columbus, Ohio soft drink plant and severances relating to the North American realignment plan.

Asset impairments for the year ended December 31, 2005 are comprised of writedown of customer relationship of $20 million and writedown of property, plant and equipment of $7.1 million and goodwill of $5.9 million in connection with the closure of our Lachine, Quebec juice plant and our Columbus, Ohio soft drink plant.

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

NOTE 3
Business Seasonality

Our net income for the three and nine month periods ended September 30, 2006 is not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which normally leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4
Income Taxes

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                          For the three months ended      For the nine months ended
                                        -----------------------------   -----------------------------
                                          SEPTEMBER 30,   OCTOBER 1,      SEPTEMBER 30,   OCTOBER 1,
                                               2006          2005              2006          2005
                                          -------------   ----------      -------------   ----------
                                        (in millions of U.S. dollars)   (in millions of U.S. dollars)
Income tax provision (recovery) based
on Canadian statutory rates                   $ 1.1         $(1.0)            $ 5.6         $16.0
Foreign tax rate differential                  (1.6)         (1.6)             (4.0)         (2.5)
Non-deductible expenses and other
   items                                        0.6           1.5               6.2           1.4
Decrease in valuation allowance                (3.3)           --              (3.4)           --
                                              -----         -----             -----         -----
                                              $(3.2)        $(1.1)            $ 4.4         $14.9
                                              =====         =====             =====         =====

NOTE 5
Comprehensive Income

                                          For the three months ended      For the nine months ended
                                        -----------------------------   -----------------------------
                                          SEPTEMBER 30,   OCTOBER 1,      SEPTEMBER 30,   OCTOBER 1,
                                               2006          2005              2006          2005
                                          -------------   ----------      -------------   ----------
                                        (in millions of U.S. dollars)   (in millions of U.S. dollars)
Net income (loss)                              $6.6         $(1.8)            $12.1         $31.5
Foreign currency translation                    1.7           5.1              11.8          (2.7)
Unrealized gains (losses) on cash flow
   hedges - note 8                              0.1          (0.5)              0.3           0.2
                                               ----         -----             -----         -----
                                               $8.4         $ 2.8             $24.2         $29.0
                                               ====         =====             =====         =====

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 6

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of common shares outstanding adjusted to include the effect that would occur if in-the-money stock options were exercised.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                     For the three months ended    For the nine months ended
                                     --------------------------   --------------------------
                                     SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                          2006          2005           2006          2005
                                     -------------   ----------   -------------   ----------
                                           (in thousands)               (in thousands)
Weighted average number of shares
   outstanding - basic                   71,731        71,703         71,719        71,600
Dilutive effect of stock options             51            --             47           341
                                         ------        ------         ------        ------
Adjusted weighted average number
   of shares outstanding - diluted       71,782        71,703         71,766        71,941
                                         ======        ======         ======        ======

At September 30, 2006, options to purchase 2,485,664 shares (3,693,650 - October 1, 2005) of common shares at a weighted average exercise price of C$31.84 per share (C$33.94 - October 1, 2005) were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of our common shares during the period.

As of September 30, 2006, we had 71,738,630 common shares and 2,858,955 common share options outstanding. Of our common share options outstanding, 2,081,154 options were exercisable as of September 30, 2006.

During the nine months ended September 30, 2006, no common share options were issued and 27,000 common share options were exercised at a weighted average exercise price of C$15.99.

NOTE 7

Inventories

                 SEPTEMBER 30,    DECEMBER 31,
                      2006            2005
                 -------------   -------------
                 (in millions of U.S. dollars)
Raw materials        $ 66.3          $ 63.9
Finished goods         71.8            62.9
Other                  19.7            17.4
                     ------          ------
                     $157.8          $144.2
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

At September 30, 2006, the hedges consisted of foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar at a cost of $0.1 million (October 1, 2005 - $0.7 million). The fair value of the options of nil ($0.7 million - October 1, 2005) has been included in prepaid expenses and other assets and the change in the unrealized gain of $0.1 million for the third quarter ended September 30, 2006 ($0.5 million unrealized loss - October 1,
2005) and $0.3 million for the nine months ended September 30, 2006 ($0.2 million unrealized gain - October 1, 2005) was recorded in other comprehensive income, reflecting a $0.3 million ($0.2 million - October 1, 2005) change in the unrealized gain in comprehensive income for the period ending September 30, 2006.

NOTE 9

Property, Plant and Equipment

                           SEPTEMBER 30,    DECEMBER 31,
                                2006            2005
                           -------------   -------------
                           (in millions of U.S. dollars)
Cost                           $702.3          $680.8
Accumulated depreciation       (324.1)         (286.6)
                               ------          ------
                               $378.2          $394.2
                               ======          ======

In connection with the closures of our manufacturing plant in Elizabethtown, Kentucky and our manufacturing plant and warehousing in Wyomissing, Pennsylvania, we expect to record $20.6 million relating to accelerated depreciation and impairment charges relating to property, plant and equipment. These charges are expected to be taken in the fourth quarter of 2006 and the first half of 2007.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 10

Intangibles and Other Assets

                                    SEPTEMBER 30, 2006                DECEMBER 31, 2005
                              ------------------------------   ------------------------------
                                        ACCUMULATED                      ACCUMULATED
                               COST    AMORTIZATION     NET     COST    AMORTIZATION     NET
                              ------   ------------   ------   ------   ------------   ------
                               (in millions of U.S. dollars)    (in millions of U.S. dollars)
INTANGIBLES
Not subject to amortization
Rights                        $ 80.4       $  --      $ 80.4   $ 80.4       $  --      $ 80.4
                              ------       -----      ------   ------       -----      ------
Subject to amortization
Customer relationships         168.6        48.8       119.8    166.7        40.1       126.6
Trademarks                      29.3        10.9        18.4     29.0         9.3        19.7
Information technology          55.1        30.7        24.4     49.1        24.1        25.0
Other                            3.6         1.2         2.4      3.6         1.0         2.6
                              ------       -----      ------   ------       -----      ------
                               256.6        91.6       165.0    248.4        74.5       173.9
                              ------       -----      ------   ------       -----      ------
                               337.0        91.6       245.4    328.8        74.5       254.3
                              ------       -----      ------   ------       -----      ------
OTHER ASSETS
Financing costs                  4.7         2.0         2.7      4.6         1.2         3.4
Other                            6.5         3.5         3.0      5.4         2.7         2.7
                              ------       -----      ------   ------       -----      ------
                                11.2         5.5         5.7     10.0         3.9         6.1
                              ------       -----      ------   ------       -----      ------
                              $348.2       $97.1      $251.1   $338.8       $78.4      $260.4
                              ======       =====      ======   ======       =====      ======

Amortization expense of intangible assets was $5.8 million for the third quarter ended September 30, 2006 ($5.6 million - October 1, 2005). Amortization expense of intangible assets was $17.4 million for the nine months ended September 30, 2006 ($16.1 million - October 1, 2005).

In connection with the closures of our manufacturing plant in Elizabethtown, Kentucky and our manufacturing plant and warehousing in Wyomissing, Pennsylvania, we expect to record $2.4 million relating to accelerated amortization and impairment charges relating to customer relationships. These charges are expected to be taken in the fourth quarter of 2006 and the first half of 2007.

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

As at September 30, 2006, credit of $94.4 million was available after borrowings of $125.4 million and standby letters of credit of $5.2 million. The weighted average interest rate was 6.38% on these facilities as of September 30, 2006.

The amount of funds available under the receivables securitization facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

facility bears interest at a variable rate, based on the cost of borrowing of an unaffiliated entity, Park Avenue Receivables Company, LLC and certain other financial institutions (the "Purchasers"). A fee of between 0.20% and 0.40% per annum is currently payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of September 30, 2006, $63.5 million of eligible receivables, net of reserves, were available for purchase under this facility with no balance outstanding.

NOTE 12

Net Change in Non-Cash Working Capital

The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

                                     For the three months ended    For the nine months ended
                                     --------------------------   --------------------------
                                     SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                          2006          2005           2006          2005
                                     -------------   ----------   -------------   ----------
                                           (in millions of              (in millions of
                                            U.S. dollars)                U.S. dollars)

Increase (decrease) in accounts
   receivable                            $48.6          $23.4         $ 8.3         $(24.1)
Increase (decrease) in inventories         3.5            6.8         (10.6)         (10.6)
Increase (decrease) in prepaid and
   other expenses                          3.5           (1.4)         (4.2)          (3.7)
(Decrease) increase in accounts
   payable and accrued liabilities       (32.3)         (14.9)         (1.6)          34.8
                                         -----          -----         -----          -----
                                         $23.3          $13.9         $(8.1)         $(3.6)
                                         =====          =====         =====          =====

NOTE 13

Share Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective approach and therefore have not restated prior periods' results. Under this prospective approach, share based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all share based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Share based compensation expense for all share based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first nine months of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the interim period ending September 30, 2006, net income includes compensation expense of $7.4 million, or $5.6 million net of tax recovery of $1.8 million.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for fiscal 2005, had we applied the fair value recognition provisions of SFAS 123, as follows:

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

                                         For the three months ended      For the nine months ended
                                        ----------------------------   ----------------------------
                                               OCTOBER 1, 2005                OCTOBER 1, 2005
                                        ----------------------------   ----------------------------
                                        (in millions of U.S dollars,   (in millions of U.S dollars,
                                          except per share amounts)      except per share amounts)
NET (LOSS) INCOME
   As reported                                     $ (1.8)                        $31.5
   Compensation expense                              (2.0)                         (5.5)
                                                   ------                         -----
   Pro forma                                       $ (3.8)                        $26.0
                                                   ======                         =====

NET (LOSS) INCOME PER SHARE - BASIC
   As reported                                     $(0.03)                        $0.44
   Pro forma                                       $(0.05)                        $0.36
NET (LOSS) INCOME PER SHARE - DILUTED
   As reported                                     $(0.03)                        $0.44
   Pro forma                                       $(0.05)                        $0.36

The pro forma compensation expense has been tax effected to the extent it relates to stock options granted in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                OCTOBER 1, 2005
                                ----------------
Risk-free interest rate           3.3% - 3.7%
Average expected life (years)              4
Expected volatility                     40.0%
Expected dividend yield                   --

There were no options granted during the first nine months of fiscal 2006.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Option activity was as follows:

                                                             WEIGHTED          WEIGHTED AVERAGE
                                          SHARES         AVERAGE EXERCISE   REMAINING CONTRACTUAL
                                    SUBJECT TO OPTIONS      PRICE (C$)         TERM (IN YEARS)
                                    ------------------   ----------------   ---------------------
Balance at January 1, 2005               4,205,965            $30.90

Granted                                  1,174,250             29.08
Exercised                                 (269,610)            15.71
Forfeited                                 (562,800)            33.30
                                        ----------            ------                 ---
Outstanding at October 1, 2005           4,547,805             31.05                 5.0
                                        ==========            ======                 ===

Exercisable at October 1, 2005           2,349,294             28.10
                                        ==========            ======
Balance at December 31, 2005             4,604,655            $30.69

Granted                                         --                --
Exercised                                  (27,000)            15.99
Forfeited                               (1,718,700)            17.55
                                        ----------            ------                 ---
Outstanding at September 30, 2006        2,858,955             29.57                 3.9
                                        ==========            ======                 ===

Exercisable at September 30, 2006        2,081,154             28.58
                                        ==========            ======

Outstanding options at September 30, 2006 are as follows:

                                                        Options Outstanding               Options Exercisable
                                              --------------------------------------   ------------------------
                                                                                                      Weighted
                                                  Remaining                                            Average
                                   Number     Contractual Life     Weighted Average       Number       Exercise
Range of Exercise Prices (C$)   Outstanding        (Years)       Exercise Price (C$)   Exercisable   Price (C$)
-----------------------------   -----------   ----------------   -------------------   -----------   ----------
$7.70 - $16.10                     123,291           1.4                $ 9.87            123,291      $ 9.87

$16.68 - $24.25                    496,914           2.5                $18.08            416,388      $17.77

$26.00 - $33.30                  1,566,000           4.3                $29.90          1,133,625      $30.15

$35.21 - $43.64                    672,750           4.6                $40.90            407,850      $40.91
                                 ---------           ---                ------          ---------      ------
                                 2,858,955           3.9                $29.57          2,081,154      $28.58
                                 =========           ===                ======          =========      ======

Total compensation expense related to non-vested options not yet recognized is expected to be $8.0 million. The weighted average period over which this is expected to be recognized is 14 months.

During the second quarter of 2006, Brent Willis, our President and Chief Executive Officer, received a net cash award of $0.9 million at commencement of employment to purchase common shares of the Company. As of September 30, 2006, Mr. Willis purchased a total of 62,484 common shares of the Company with the net cash award received. The purchased shares must be held for a minimum of three years and must be transferred to the Company (or as the Company may otherwise direct) for no additional consideration on a prorated basis if the service condition of three years is not met. This award is recognized as compensation expense over the vesting period. As of September 30, 2006, $0.1 million was expensed as compensation expense and the remaining balance is classified as restricted shares which is a reduction in shareowners' equity. In addition, 204,000 common shares with a fair value of $3.2 million, which vest over three years, have been granted to Mr. Willis. Compensation costs of $0.4 million were recognized in selling, general and administrative expenses in the period ended September 30, 2006. As of September 30, 2006 there was $2.8 million of unearned compensation relating to the grant that is expected to be recognized on a straight-line basis over a period of three years.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

During the period ended September 30, 2006, the PSUs granted were as follows:

GRANT DATE       NUMBER OF PSUS GRANTED   TARGET VALUE PER PSU (C$)   TOTAL VALUE (C$)
----------       ----------------------    ------------------------   ----------------
August 1, 2006            37,740                    $14.98               $  565,345
July 26, 2006            437,576                     14.21                6,217,949
May 16, 2006              97,469                     17.05                1,661,846
                         -------                                         ----------
Total                    572,785                                         $8,445,140
                         =======                                         ==========

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The number of PSUs granted and target values per PSU noted above are based on an assumption that our performance target will be achieved. The number of units and target values can vary from 0 to 150% of the respective target values noted above depending on the level of performance achieved relative to the performance target. Subject to the terms of the PSU plan, the vesting date for the above PSUs granted will be December 27, 2008. The target value per PSU noted above was determined based on the closing market price of our common shares on the Toronto Stock Exchange on the last trading day prior to the grant date. Compensation costs of $0.6 million were recognized in selling, general and administrative expenses in the period ended September 30, 2006. As of September 30, 2006 there was approximately $7.0 million of unearned compensation relating to the grant that is expected to be recognized on a straight-line basis over a period of 29 months.

On July 26, 2006, we granted 458,050 units of SARs at a fair value of $1,658,127 to our employees. Subject to the terms of the SAR plan, the vesting date for these units will be July 26, 2009. Compensation costs of $0.1 million were recognized in selling, general and administrative expenses in the period ended September 30, 2006. As of September 30, 2006 there was $1.6 million of unearned compensation relating to the grant that is expected to be recognized on a straight-line basis over a period of three years.

The fair value of the SARs grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                SEPTEMBER 30, 2006
                                ------------------
Risk-free interest rate                 5.05%
Average expected life (years)              3
Expected volatility                    33.9%
Expected dividend yield                   --

NOTE 14

Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

In January 2005, we were named as one of many defendants in a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on customers. On June 2, 2006, the British Columbia Supreme Court granted the summary trial application, which resulted in the dismissal of the plaintiffs' action against us and the other defendants. The plaintiffs appealed the dismissal, and we and the other defendants are defending the appeal, which we expect to be heard in the next eight to twelve months. It is too early to assess the chances of success of the appeal. In February 2005 similar class action claims were filed in a number of other Canadian provinces. The litigation is at a very preliminary stage and the merits of these cases have not been determined. However, we recently received notice that the plaintiffs in the class action in Quebec have moved for the litigation to be discontinued, which motion will be heard on November 20, 2006.

NOTE 15

Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned beverages to regional and national grocery, mass-merchandise and wholesale chains in our North America and International business segments. The International segment includes our United Kingdom business, our Europe business, our Mexican business, our Royal Crown International business and our business in Asia. The Other in the Corporate & Other segment represents the concentrate manufacturing plant assets, sales and related expenses. For comparative purposes, segmented information has been restated to conform to the way we manage our beverage business.

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

BUSINESS SEGMENTS

                                                 NORTH                    CORPORATE
                                                AMERICA   INTERNATIONAL    & OTHER      TOTAL
                                                -------   -------------   ---------   --------
                                                       (in millions of U.S. dollars)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
External revenue                                 $356.3       $118.0       $  1.2     $  475.5
Depreciation and amortization                      13.2          4.4          1.4         19.0
Operating income (loss) before unusual items       17.7         11.7         (8.2)        21.2
Unusual items - note 2
   Restructuring                                    5.8          0.5          3.1          9.4
   Asset recovery                                    --           --         (0.1)        (0.1)
   Other                                             --           --           --           --

Additions to property, plant and equipment          4.9          1.8          0.1          6.8

AS OF SEPTEMBER 30, 2006
Property, plant and equipment                     248.4        122.5          7.3        378.2
Goodwill                                           75.1         76.0          5.2        156.3
Intangibles and other assets                      125.0         27.5         99.4        251.9
Total assets                                      676.1        409.6        102.7      1,188.4
                                                 ------       ------       ------     --------

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

                                                NORTH                    CORPORATE
                                               AMERICA   INTERNATIONAL    & OTHER      TOTAL
                                               -------   -------------   ---------   --------
                                                       (in millions of U.S. dollars)
FOR THE THREE MONTHS ENDED OCTOBER 1, 2005
External revenue                                $376.6       $ 92.2        $ 1.1     $  469.9
Depreciation and amortization                     13.8          3.8          0.7         18.3
Operating income (loss) before unusual items      26.8          6.9         (2.5)        31.2
Unusual items - note 2
   Restructuring                                   2.0           --           --          2.0
   Asset impairments                              23.7           --           --         23.7
   Other                                            --           --           --           --

Additions to property, plant and equipment        11.8          1.9          0.4         14.1

AS OF DECEMBER 31, 2005
Property, plant and equipment                    266.2        119.7          8.3        394.2
Goodwill                                          74.1         71.1          5.1        150.3
Intangibles and other assets                     136.0         27.4         97.0        260.4
Total assets                                     710.5        390.8         77.8      1,179.1
                                                ------       ------        -----     --------

                                                 NORTH                    CORPORATE
                                                AMERICA   INTERNATIONAL    & OTHER      TOTAL
                                               --------   -------------   ---------   --------
                                                        (in millions of U.S. dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
External revenue                               $1,049.1       $318.3        $  4.3    $1,371.7
Depreciation and amortization                      40.4         13.2           3.8        57.4
Operating income (loss) before unusual items       59.8         27.6         (29.8)       57.6
Unusual items - note 2
   Restructuring                                    6.7          0.5           4.0        11.2
   Asset impairments                                1.1           --           0.1         1.2
   Other                                             --          2.6            --         2.6

Additions to property, plant and equipment         17.0          5.9           0.6        23.5
                                               --------       ------        ------    --------

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

                                                 NORTH                    CORPORATE
                                                AMERICA   INTERNATIONAL    & OTHER      TOTAL
                                               --------   -------------   ---------   --------
                                                       (in millions of U.S. dollars)
FOR THE NINE MONTHS ENDED OCTOBER 1, 2005
External revenue                               $1,126.1       $229.4        $ 2.6     $1,358.1
Depreciation and amortization                      40.1          8.8          2.1         51.0
Operating income (loss) before unusual items       87.9         17.0         (9.2)        95.7
Unusual items - note 2
   Restructuring                                    2.0           --           --          2.0
   Asset impairments (recovery)                    23.7         (0.2)          --         23.5
   Other                                             --           --           --           --

Additions to property, plant and equipment         57.7         10.2          1.0         68.9
                                               --------       ------        -----     --------

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

Revenue attributable to our top customer (Wal-Mart Stores, Inc.) in the first nine months of 2006 and 2005 accounted for 38% and 41%, respectively, of our total revenue. Revenue attributable to the top ten customers in the first nine months of 2006 and 2005 accounted for 61% and 67%, respectively, of our total revenue. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our revenue, could have a material adverse effect on our operating results and cash flows.

Revenues by geographic area are as follows:

                  For the three months ended    For the nine months ended
                  --------------------------   --------------------------
                  SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                       2006          2005           2006          2005
                  -------------   ----------   -------------   ----------
                       (in millions of              (in millions of
                         U.S. dollars)                U.S. dollars)
United States         $305.4        $327.5        $  909.5      $  988.2
Canada                  56.9          56.3           162.2         157.2
United Kingdom          94.8          71.8           248.4         169.5
Other Countries         18.4          14.3            51.6          43.2
                      ------        ------        --------      --------
                      $475.5        $469.9        $1,371.7      $1,358.1
                      ======        ======        ========      ========

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment, goodwill, and intangibles and other assets by geographic area are as follows:

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

                  SEPTEMBER 30, 2006   DECEMBER 31, 2005
                  ------------------   -----------------
                       (in millions of U.S. dollars)
United States           $465.0               $491.7
Canada                    98.0                 98.2
United Kingdom           210.6                202.3
Other countries           12.0                 12.7
                        ------               ------
                        $785.6               $804.9
                        ------               ------

NOTE 16

Differences Between United States and Canadian Accounting Principles and
Practices

These consolidated financial statements have been prepared in accordance with U.S. GAAP which differs in certain respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP.

(a) In fiscal 2005, under U.S. GAAP, we elected not to record compensation expense for options issued to employees with an exercise price equal to the market value of the options. Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payments, which requires us to recognize compensation expense for all types of stock options, using the modified prospective approach. As a result, there was no difference in compensation expense recorded for Canadian GAAP in the first nine months of 2006. Compensation expense of $7.4 million, $5.5 million net of tax of $1.9 million, was recorded in the first nine months of 2005. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first nine months of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. As a result, compensation expense of $7.4 million ($7.4 million - October 1, 2005), $5.6 million ($5.5 million - October 1, 2005) net of tax of $1.8 million ($1.9 million - October 1,
     2005) was recorded in the first nine months of 2006.

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

Under Canadian GAAP, these differences would have been reported in the consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows as follows:

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 2006          DECEMBER 31, 2005
                                      -------------------------   -------------------------
                                      U.S. GAAP   CANADIAN GAAP   U.S. GAAP   CANADIAN GAAP
                                      ---------   -------------   ---------   -------------
                                           (in millions of             (in millions of
                                            U.S. dollars)               U.S. dollars)
Deferred income taxes - net (a),(b)      55.7          49.2          53.5          47.0
Total liabilities                       653.5         647.0         674.7         668.2

Capital stock (a),(c)                   273.3         264.2         273.0         263.9
Additional paid-in-capital (a)           25.8          32.6          18.4          25.2
Retained earnings (a), (b), (c)         198.3         165.2         186.2         153.1
Accumulated other comprehensive
   income (c)                            16.4          58.8           4.3          46.7
Total shareowners' equity               513.0         520.0         481.9         488.9

RECONCILIATION OF CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                      For the three months ended    For the nine months ended
                                      --------------------------   --------------------------
                                      SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                           2006          2005           2006          2005
                                      -------------   ----------   -------------   ----------
                                            (in millions of              (in millions of
                                             U.S. dollars)                U.S. dollars)
Net income (loss) under U.S. GAAP         $ 6.6         $ (1.8)        $12.1         $31.5
Cost of sales (b)                            --           (0.1)           --          (0.3)
Share base compensation  (a)                 --           (2.2)           --          (7.4)
Recovery of income taxes (a),(b)             --            0.6            --           2.0
                                          -----         ------         -----         -----
Net income (loss) under Canadian GAAP     $ 6.6         $ (3.5)        $12.1         $25.8
                                          =====         ======         =====         =====
Net income (loss) per common share,
   Canadian GAAP
Basic                                     $0.09         $(0.05)        $0.17         $0.36
Diluted                                   $0.09         $(0.05)        $0.17         $0.36

COTT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

RECONCILIATION OF CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the three months ended              For the nine months ended
                                        ------------------------------------   ------------------------------------
                                        SEPTEMBER 30, 2006   OCTOBER 1, 2005   SEPTEMBER 30, 2006   OCTOBER 1, 2005
                                        ------------------   ---------------   ------------------   ---------------
                                            (in millions of U.S. dollars)          (in millions of U.S. dollars)
Cash provided by operating activities
   U.S. GAAP                                   $55.6              $55.7               $83.7             $110.6
Net loss (a),(b)                                  --               (1.7)                 --               (5.7)
Depreciation & amortization (b)                   --                0.1                  --                0.3
Deferred income taxes (a),(b)                     --               (0.6)                 --               (2.0)
Share based compensation (a)                      --                2.2                  --                7.4
                                               -----              -----               -----             ------
Cash provided by operating activities
   Canadian GAAP                               $55.6              $55.7               $83.7             $110.6
                                               =====              =====               =====             ======

NOTE 17

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

NOTE 18

Subsequent Events

On October 26, 2006, we announced the closures of our manufacturing plant in Elizabethtown, Kentucky and our manufacturing plant and warehousing in Wyomissing, Pennsylvania. We intend to cease production at both plants by December 31, 2006, and reallocate production volume to other manufacturing sites in North America. In connection with the plant and warehouse closures, we expect to record approximately $40 to $45 million in pre-tax charges, of which approximately $23 million relates to accelerated depreciation and amortization and impairment charges relating to property, plant and equipment and intangible assets, and the remainder to contract termination costs and severance costs for the termination of approximately 350 employees. These charges are expected to be taken in the fourth quarter of 2006 and the first half of 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the world's largest non-alcoholic beverage companies and the world's largest retailer brand soft drink provider.

RESULTS OF OPERATIONS

                                       For the three months ended                  For the nine months ended
                                ---------------------------------------   ---------------------------------------
                                SEPTEMBER 30, 2006     OCTOBER 1, 2005    SEPTEMBER 30, 2006     OCTOBER 1, 2005
                                ------------------   ------------------   ------------------   ------------------
                                Millions   Percent   Millions   Percent   Millions   Percent   Millions   Percent
                                   of         of        of         of        of         of        of         of
                                 Dollars   Revenue    Dollars   Revenue    Dollars   Revenue    Dollars   Revenue
                                --------   -------   --------   -------   --------   -------   --------   -------
Revenue                          $475.5     100.0%    $469.9     100.0%   $1,371.7    100.0%   $1,358.1    100.0%
Cost of sales                     413.5      87.0%     404.5      86.1%    1,184.7     86.4%    1,156.0     85.1%
                                 ------     -----     ------     -----    --------    -----    --------    -----
Gross margin                       62.0      13.0%      65.4      13.9%      187.0     13.6%      202.1     14.9%
SG&A                               40.8       8.6%      34.2       7.3%      129.4      9.4%      106.6      7.8%
Gain on disposal of property,
   plant and equipment               --        --         --        --          --       --        (0.2)      --
Unusual items                       9.3       2.0%      25.7       5.5%       15.0      1.1%       25.5      1.9%
                                 ------     -----     ------     -----    --------    -----    --------    -----
Operating income                   11.9       2.5%       5.5       1.2%       42.6      3.1%       70.2      5.2%

Other income, net                  (0.2)       --       (0.4)       --        (0.4)      --        (0.4)      --
Interest expense                    7.8       1.6%       7.7       1.6%       23.5      1.7%       20.8      1.5%
Minority interest                   0.9       0.2%       1.1       0.2%        3.0      0.2%        3.4      0.3%
Income taxes                       (3.2)      0.7%      (1.1)      0.2%        4.4      0.3%       14.9      1.1%
                                 ------     -----     ------     -----    --------    -----    --------    -----
Net income (loss)                $  6.6       1.4%    $ (1.8)      0.4%   $   12.1      0.9%   $   31.5      2.3%
                                 ------     -----     ------     -----    --------    -----    --------    -----

Depreciation & amortization      $ 19.0       4.0%    $ 18.3       3.9%   $   57.4      4.2%   $   51.0      3.8%
                                 ------     -----     ------     -----    --------    -----    --------    -----

We reported a net income of $6.6 million or $0.09 per diluted share for the third quarter ended September 30, 2006, as compared with a net loss of $1.8 million, or $0.03 per diluted share for the third quarter of 2005. For the first nine months of 2006, net income decreased 62% to $12.1 million or $0.17 per diluted share, from $31.5 million or $0.44 per diluted share in the same period last year. The decrease was primarily due to:

     -    lower volume;

     -    higher logistics costs;

     - increased selling, general and administrative costs due to executive transition costs, higher incentive compensation expense and share based compensation expense; and

     - increased interest expense due to our August 2005 acquisition of 100% of the outstanding shares of Macaw (Holdings) Limited (now known as Cott Nelson (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited (now known as Cott (Nelson) Limited) (the "Macaw Acquisition").

The decrease in net income was partially offset by a reduction in tax valuation allowances and a cumulative income tax benefit of $3.3 million that we recognized in the period ended September 30, 2006 due to a more favorable geographic mix of earnings.

REVENUE -Revenue in the third quarter of 2006 was $475.5 million, an increase of 1% from $469.9 million in the third quarter of 2005. Revenue decreased 4% compared to the third quarter of 2005 when excluding the impact of foreign exchange and the Macaw Acquisition. The impact of foreign exchange on this decrease was 2%. Total eight-ounce equivalent case volume was 307.6 million cases in the third quarter of 2006, a decrease of 7% compared to the third quarter of 2005. The volume decline was due to continued softness in the North American carbonated soft drink ("CSD") category, the timing of concentrate shipments, lower bottled water shipments and product and customer rationalization. These factors were partially offset by strong International filled beverage volume growth of 30% in the quarter ended September 30, 2006 as compared to the same period in

2005, driven by Mexico. Excluding the impact of the Macaw Acquisition, filled beverage volume growth for International was 10% in the quarter ended September 30, 2006 as compared to the same period in 2005.

Revenue for the first nine months of 2006 increased to $1,371.7 million, which is 1% higher than the same period last year but 5% lower when the impact of acquisition and foreign exchange are excluded.

Total eight-ounce equivalent case volume was 966.2 million cases for the first nine months of 2006 compared to 927.6 million cases for the first nine months of 2005. The increase was due to the Macaw Acquisition, U.K. base business growth, as well as strong growth in Mexico and concentrate sales.

                                                For the three months ended          For the nine months ended
                                             --------------------------------   --------------------------------
                                                    SEPTEMBER 30, 2006                 SEPTEMBER 30, 2006
                                             --------------------------------   --------------------------------
                                                       North                              North
                                              Cott    America   International    Cott    America   International
                                             ------   -------   -------------   ------   -------   -------------
Change in revenue                            $  5.6   $(20.3)      $ 25.8       $ 13.6   $(77.0)      $ 88.9
Impact of acquisitions                        (16.6)      --        (16.6)       (65.8)      --        (65.8)
Impact of foreign exchange                     (7.5)    (3.9)        (3.4)       (13.0)   (13.2)         0.3
                                             ------   ------       ------       ------   ------       ------
Change excluding acquisitions &
   foreign exchange                          $(18.5)  $(24.2)      $  5.8       $(65.2)  $(90.2)      $ 23.4
                                             ------   ------       ------       ------   ------       ------
Percentage change excluding acquisitions &
   foreign exchange                             (4%)     (6%)           7%         (5%)     (8%)          11%
                                             ------   ------       ------       ------   ------       ------

In North America, revenue was $356.3 million in the third quarter of 2006, a decrease of 5% from the third quarter of 2005. Excluding the impact of foreign exchange, revenue decreased by 6%. The decline was due to continued softness in the CSD category, the timing of concentrate shipments, lower bottled water shipments and product and customer rationalization. The decrease was also due to a structural change in our business arrangement with one of our self-manufacturing customers. The related revenues are now in the form of concentrates rather than filled beverages, which lowers our revenue but has minimal earnings impact. In the first nine months of 2006, revenue was $1,049.1 million, a decrease of 7% from the first nine months of 2005. Excluding the impact of foreign exchange, revenue decreased by 8%.

The International segment includes our U.K. and Europe business, our Mexican business, our Royal Crown International business and our business in Asia. Revenue in this segment was $118.0 million in the third quarter of 2006, an increase of 28% when compared with the third quarter of 2005. The growth was due to contributions resulting from the Macaw Acquisition, as well as strong base business growth in the U.K. which was up 11% year-over-year. Mexico also reported strong growth of 32% in the third quarter as compared to the same period in 2005, largely as a result of broadening distribution to non-supermarket channels. Excluding the impact of the Macaw Acquisition, revenue increased 12%. Excluding the impact of the Macaw Acquisition and foreign exchange, revenue increased 7%.

GROSS PROFIT - Gross profit for the third quarter of 2006 was $62.0 million, or 13.0% of revenue, down from $65.4 million, or 13.9% of revenue in the third quarter of 2005, mainly due to the impact of lower volume and higher logistics costs. Gross profit in the first nine months of 2006 was $187.0 million, or 13.6% of revenue, compared to gross profit of $202.1 million, or 14.9% of revenue, in the first nine months of 2005. The decline was due primarily to the impact of lower volume and higher logistics costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A was $40.8 million in the third quarter of 2006, an increase of $6.6 million from the third quarter of 2005, largely due to $2.8 million of share based compensation, increased incentive compensation costs of $2.0 million and $1.0 million of foreign exchange. SG&A was $129.4 million in the first nine months of 2006, an increase of $22.8 million from the first nine months of 2005, largely due to $7.4 million of share based compensation $6.6 million of executive transition costs and increased incentive compensation costs. As a percentage of revenue, SG&A increased to 8.6% during the third quarter of 2006, up from 7.3% for the same period last year and to 9.4% for the first nine months of 2006, up from 7.8% for the same period last year.

SHARE BASED COMPENSATION - Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS 123R"), Share-Based Payments, using the modified prospective approach and therefore have not restated results for prior periods. Under this prospective approach, share based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all share based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Share based compensation expense for all share based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. We estimated the forfeiture rate for the first nine months of fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the interim period ending September 30, 2006, net income includes compensation expense of $7.4 million, or $5.6 million net of tax of $1.8 million. As reported for the nine month period ended October 1, 2005 under FAS123, income before taxes was $39.0 million, income tax expense was $13.0 million and net income was $26.0 million or $0.36 per basic and diluted share.

During the second quarter of 2006, our shareowners approved and adopted two new compensation plans for 2006 and future periods, the Performance Share Unit Plan and the Share Appreciation Rights Plan. These plans are designed to attract, maintain and motivate key employees while promoting the long-term financial success of our business.

During the nine months ended September 30, 2006, a total of 572,785 PSUs at a fair value of C$8,445,140 were granted to employees of our Company and its subsidiaries. These are the number of units and value that are expected to be issued based on an assumption that certain performance targets will be achieved. The number of units and value can vary from 0 to 150% of the expected numbers noted above depending on meeting the performance target. Subject to the terms of the PSU plan, these units will vest on December 27, 2008. Compensation costs of $0.6 million were recognized in selling, general and administrative expenses in the period ended September 30, 2006. As of September 30, 2006 there was approximately $7.0 million of unearned compensation costs relating to the grant that is expected to be recognized on a straight-line basis over a period of 29 months.

During the nine months ended September 30, 2006, a total of 458,050 SARs at a fair value of $1,658,127 were granted to employees of our Company and its subsidiaries. The fair value of the SARs grant is estimated on the date of grant using the Black-Scholes option pricing model. Subject to the terms of the SAR plan, these units will vest on July 26, 2009. Compensation costs of $0.1 million were recognized in selling, general and administrative expenses in the period ended September 30, 2006. As of September 30, 2006 there was $1.6 million of unearned compensation costs relating to the grant that is expected to be recognized on a straight-line basis over a period of three years.

UNUSUAL ITEMS - In the third quarter of 2006, we recorded charges for unusual items of $9.3 million on a pre-tax basis compared to $25.7 million on a pre-tax basis for the same period last year. For the first nine months of 2006, we recorded charges for unusual items of $15.0 million on a pre-tax basis compared to $25.5 million on a pre-tax basis for the same period last year.

The $9.3 million of unusual items recorded in the third quarter of 2006 consists of $9.4 million of restructuring charges, partially offset by a $0.1 million gain related to a recovery from a note receivable. Of the $15.0 million of unusual items recorded in the first nine months of 2006, $11.2 million relates to restructuring charges, $1.2 million relates to asset impairments net of a recovery from the sale of other assets and note receivable and $2.6 million relates to legal and other fees relating to the U.K Competition Commission review of the Macaw Acquisition.

Restructuring charges of $9.4 million recorded in the third quarter consist of $4.9 million for severance and contract termination costs relating to the closures of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant, $0.9 million of other severance costs relating to sales and marketing employees and $3.8 million for severance costs relating to the North American realignment plan, partially offset by a $0.2 million recovery relating to consulting fees. Restructuring charges of $11.2 million recorded in the first nine months of 2006 include $5.8 million for severance and contract termination costs relating to the closures of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant, $0.9 million of other severance costs relating to sales and marketing employees and $3.8 million for severance costs relating to organizational streamlining. The remaining restructuring costs of $0.7 million consist of consulting fees relating to the North American realignment.

Recoveries of $0.1 million recorded in the third quarter of 2006 related to collections of a previously impaired note receivable. Asset impairments of $1.2 million recorded in the first nine months of 2006 consist of $1.6 million related to the closure of our Columbus, Ohio soft drink plant (relating to the writedown of property, plant and equipment, customer list and information technology software) and $0.1 million related to the closure of our Lachine, Quebec juice plant (relating to the writedown of property, plant and equipment), partially offset by a recovery of $0.4 million from the sale of other assets and a recovery of $0.1 million from a note receivable.

On July 27, 2006, we announced changes to our senior management structure, roles and responsibilities. In connection with those changes, we recognized a previously reported estimate of $3.8 million of severance and associated costs during the three months ended September 30, 2006.

OPERATING INCOME - Operating income was $11.9 million in the third quarter of 2006 including unusual items of $9.3 million, as compared with $5.5 million in the third quarter of 2005 which included unusual items of $25.7 million. Operating income was $42.6 million for the first nine months of 2006 including unusual items of $15.0 million, as compared with $70.2 million in the first nine months of 2005 which included unusual items of $25.5 million.

INTEREST EXPENSE - Net interest expense was $7.8 million in the third quarter of 2006, up from $7.7 million in the third quarter of 2005. Net interest expense was $23.5 million in the first nine months of 2006, up from $20.8 million in the first nine months of 2005, primarily resulting from the Macaw Acquisition.

INCOME TAXES - We recorded an income tax recovery of $3.2 million for the third quarter related to reduced tax valuation allowances and an income tax provision of $4.4 million for the first nine months of 2006, as compared with $1.1 million and $14.9 million, respectively, for the same periods last year.

FINANCIAL CONDITION

OPERATING ACTIVITIES - Cash provided by operating activities in the first nine months of 2006 was $83.7 million as compared to $110.6 million for the first nine months of 2005. Capital expenditures for the first nine months of 2006 were $23.5 million as compared to $68.9 million for the first nine months of 2005.

Cash increased from $21.7 million to $29.7 million in the first nine months of 2006.

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

Our senior secured credit facilities allow for revolving credit borrowings of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. As of September 30, 2006 credit of $94.4 million was available after borrowings of $125.4 million and standby letters of credit of $5.2 million. The weighted average interest rate was 6.38% on these facilities as of September 30, 2006.

Our receivables securitization facility allows for borrowing up to $75.0 million based on the amount of eligible receivables and various reserves required by the facility. As of September 30, 2006, $63.5 million of eligible receivables, net of reserves, were available for purchase under this facility with no balance outstanding.

As of September 30, 2006, long-term debt including the current portion totaled $273.1 million, which is consistent with the balance at the end of 2005. At the end of the first nine months of 2006, long-term debt consisted of $272.0 million in 8% senior subordinated notes with a face value of $275.0 million and $1.1 million of other debt.

CANADIAN GAAP - There were no material U.S./Canadian GAAP differences in the first nine months of 2006.

OUTLOOK

We continue to expect the remainder of 2006 to be challenging. Sales of carbonated soft drinks are expected to remain under pressure in North America in the near term. We continue to expect strong growth in the bottled water and non-carbonated beverages segments.

Since September 29, 2005 through the end of the third quarter of 2006, we have recorded pretax charges of $49.3 million relating to unusual items including impairment and restructuring charges. These amounts are part of our estimated $115 to $125 million in total charges related to cost reduction. This range has been revised from the previously announced range of $60 to $80 million, as a result of additional plant closures, office consolidation and organizational streamlining. We continue to expect net income, excluding unusual items, share based compensation expense and charges related to executive transitions, to be substantially lower in 2006 than in 2005. We also expect fourth quarter of 2006 net income to be below the prior year fourth quarter due to continuing volume softness, planned curtailment in production to reduce inventories, the inclusion of share based compensation expense and aggressive actions to position the Company for improved performance in 2007.

To build long-term success and profitability, we are focused on three key priorities: 1) reducing costs; 2) becoming the best partner to our retailer customers; and 3) building and sustaining a pipeline of innovation and new product development.

Our cost reduction program includes initiatives to optimize assets, reduce fixed costs and implement world-class efficiencies, the adoption of a sub-zero-based budgeting system, optimization of selling, general and administrative expenses, further centralization of procurement and suppliers, and ongoing SKU rationalization. In addition, we intend to drive top-line growth by focusing on in-store execution, penetration of new, high-margin beverage segments, expansion of our business to new, high-margin channels, and expansion to new global customers and geographies.

To support the Company's long-term growth, we have restructured our organization under two business units responsible for North America and International. These two business units are focused on customer management, channel development, sales and marketing and are supported by four centralized functions: 1) People;
2) Supply/Manufacturing; 3) Finance and 4) Legal / Corporate Development. The new organizational structure is designed to leverage our strengths in addressing growth opportunities while driving efficiencies throughout the Company.

Our business strategy also involves continued expansion of our business outside North America. We continue to view Mexico as a strong long-term growth opportunity and are working closely with our customers to grow the retailer brand beverage segment in this market and expand into new channels and product segments. Our U.K. division intends to continue to enhance its performance through product innovation and expansion in aseptic products with the installation of second aseptic production line in our Nelson facility. We also continue to explore arrangements with bottlers in China to help meet the needs of major customers expanding in that market.

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

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

     -    changing nature of the North American business;

     -    our ability to successfully implement our realignment plan;

     - our ability to grow business outside of North America, including in new geographic areas;

     -    our ability to expand our business to new channels and products;

     - our ability to integrate new management and a new management structure;

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

     - our ability to pass on increased costs to our customers and if successful the impact those increased prices could have on our volumes;

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

     - changes in consumer tastes and preferences and market demand for new and existing products and our ability to satisfy them;

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

In the first nine months of 2006, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar attributable to certain forecasted U.S. dollar raw material purchases of the Canadian business segment. The hedges consist of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and mature at various dates through December 28, 2006. In fiscal 2005, we also entered into cash flow hedges to mitigate exposure to declines in the value of pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the United Kingdom ("U.K.") and European business segments. The fair market value of the foreign exchange options is included in prepaid expenses and other assets.

Changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings. At September 30, 2006, the fair value of the options was nil ($0.7 million - October 1, 2005) and we recorded $0.3 million unrealized gain in comprehensive income in the first nine months of 2006. See "Note 8 Derivative Financial Instruments."

Our revenues outside the U.S. are concentrated principally in the U.K. and Canada. We believe that our foreign currency exchange rate risk has been immaterial given the historic stability of the U.S. dollar with respect to the foreign currencies to which we have our principal exposure. However, there can be no assurance that these exchange rates will remain stable or that our exposure to foreign currency exchange rate risk will not increase in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2006 that could materially affect, or are likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and to our Quarterly Reports on Form 10-Q for the three-month periods ended April 1, 2006 and July 1, 2006.

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

Furthermore, in reference to the action styled Kruger et al. v. Pepsi-Cola Beverage Ltd., et al. filed in Superior Court in Quebec, District of Hull, we received notice by letter dated October 13, 2006, that the plaintiffs have moved for the litigation to be discontinued. The plaintiffs' motion is scheduled to be heard on November 20, 2006.

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

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not changed materially other than as set forth below:

IF THE COMPETITION COMMISSION IN THE U.K. DOES NOT APPROVE THE MACAW ACQUISITION, WE MIGHT BE REQUIRED TO SELL ALL OR PART OF THIS BUSINESS AND MAY NOT RECOVER OUR FULL COST.

This Risk Factor is no longer applicable as the U.K. Competition Commission approved the Macaw Acquisition on April 28, 2006.

ITEM 5. OTHER INFORMATION

TERMINATION AGREEMENT WITH ANDREW MURFIN

     On August 2, 2006, our subsidiary, Cott Beverages Ltd. ("Cott Beverages") entered into an agreement with Andrew Murfin (the "Murfin Termination Agreement") in connection with the termination of Mr. Murfin's employment as Cott Beverages' Managing Director effective August 1, 2006 (the "Murfin Termination Date"). Mr. Murfin also resigned as a director, officer, and company secretary of each of Cott Beverages' direct and indirect affiliates, subsidiaries and associated companies in which he held such a position, including as our Senior Vice President & Managing Director U.K./Europe, with such resignation being effective August 1, 2006.

     Pursuant to the Murfin Termination Agreement, Cott Beverages paid Mr. Murfin (pounds)117,000 as compensation for loss of employment, less applicable withholdings and deductions, except that the first (pounds)30,000 was paid without deduction of taxes.

     Under the terms of the Murfin Termination Agreement, Mr. Murfin was afforded 60 days to exercise all of his currently vested stock options in accordance with our Common Share Option Plan, or such vested stock options would lapse. Any stock options granted to Mr. Murfin that were not vested at the Murfin Termination Date automatically lapsed on such date. We also agreed to accelerate the vesting of certain shares held by Mr. Murfin under our Executive Incentive Share Purchase Plan.

     Pursuant to the Murfin Termination Agreement, Mr. Murfin agreed to release us from any liability arising from or related to his employment with us or the termination thereof. Mr. Murfin's non-competition and non-solicitation covenants to us will apply for 12 months following the termination of his employment and he has agreed to be bound by confidentiality covenants.

EMPLOYMENT AGREEMENT WITH ABILIO GONZALEZ

     On July 27, 2006, we announced that we had hired Abilio Gonzalez to serve as our Chief People Officer. Subsequently, on August 1, 2006, we executed an Employment Agreement (the "Gonzalez Employment Agreement"), effective immediately.

     Under the Gonzalez Employment Agreement, we will pay Mr. Gonzalez a base salary of not less than $325,000 per year, reviewed at least annually for increases at the discretion of our Chief Executive Officer and/or our Board of Directors. Mr. Gonzalez is also entitled to an annual car allowance of $13,500. Mr. Gonzalez is entitled to an annual performance-based bonus of an amount equal to up to 100% of his base salary for achievement of specified target goals, and up to an additional 100% of his base salary for achievement of performance goals in excess of the target goals. His bonus for 2006 is guaranteed to be a minimum of 100% of his base salary prorated for actual employment during 2006, and any excess bonus earned will also be prorated for actual service during 2006. Mr. Gonzalez is eligible to participate in all of our benefit plans made available to our employees and senior executives, including the executive incentive share purchase and long-term incentive plans.

     As an inducement to enter into employment with us, Mr. Gonzalez received a one-time cash award of $200,000, as well as a grant of performance share units equal to $200,000. Mr. Gonzalez is also entitled to reimbursement for relocation expenses and temporary housing.

     If we terminate Mr. Gonzalez's employment for cause or he resigns, we will pay him an amount equal to his accrued base salary and any accrued but unpaid vacation entitlements. If we terminate him without cause or he resigns for good reason, he will be entitled to a (i) his accrued base salary through the date of termination, (ii) his target bonus, prorated through the termination date based on the achievement of specified target goals to such date, (iii) a lump-sum payment equal to the sum of (a) his annual base salary at the time of termination and (b) a target bonus in an amount equal to the average of the target bonus payments for the two most recently completed fiscal years, and (iv) continuation of insurance benefits for 12 months or until such benefits are replaced by a new employer, subject to eligibility under the applicable plans. All such payments will be made less applicable statutory withholdings and deductions. Mr. Gonzalez's participation in all bonus plans will terminate immediately on the date of termination of employment.

     Mr. Gonzalez has agreed to be subject to standard confidentiality undertakings and will also be subject to non-competition, non-solicitation, and non-disparagement restrictions during the term of employment and for a period of 12 months following termination.

ITEM 6. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

1.   Financial Statement Schedules

     Schedule III - Consolidating Financial Statements

2.   Exhibits

Number   Description
------   -----------
 3.1     Articles of Incorporation of Cott (incorporated by reference to Exhibit
         3.1 to our Form 10-K dated March 31, 2000).

 3.2     By-laws of Cott (incorporated by reference to Exhibit 3.2 to our Form
         10-K dated March 8, 2002).

 10.1 Termination Letter Agreement between Cott Corporation and Mark Benadiba dated August 2, 2006 (filed herewith).

 10.2    Termination Letter Agreement between Cott Corporation and Andrew J.
         Murfin dated August 2, 2006 (filed herewith).

 10.3 Termination Letter Agreement between Cott Corporation and Colin Walker dated August 8, 2006 (filed herewith).

 10.4    Employment Agreement between Cott Corporation and Wynn A. Willard dated
         August 23, 2006 (filed herewith).

 10.5    Employment Agreement between Cott Corporation and John Dennehy dated
         September 12, 2006 (filed herewith).

 10.6    Employment Offer Letter between Cott Corporation and Rick Dobry dated
         September 21, 2006 and modification dated October 24, 2006 (filed herewith).

 10.7    Employment Agreement between Cott Corporation and Abilio Gonzales dated
         August 1, 2006 (filed herewith).

 31.1    Certification of the President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006 (filed herewith).

 31.2 Certification of the Executive Vice President & Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006 (filed herewith).

 32.1    Certification of the President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006 (furnished herewith).

 32.2 Certification of the Executive Vice President & Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006 (furnished herewith).

In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COTT CORPORATION
                                        (Registrant)


Date: November 7, 2006                  /s/ B. Clyde Preslar
                                        ----------------------------------------
                                        B. Clyde Preslar
                                        Executive Vice President &
                                        Chief Financial Officer
                                        (On behalf of the Company)


Date: November 7, 2006                  /s/ Tina Dell'Aquila
                                        ----------------------------------------
                                        Tina Dell'Aquila
                                        Vice President, Controller & Assistant
                                        Secretary
                                        (Principal accounting officer)

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

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME (LOSS)
(in millions of U.S. dollars, unaudited)

                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                     ----------------------------------------------------------------------------------------
                                         COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                     CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                     -----------   --------------   ------------   -------------   -----------   ------------
REVENUE                                 $63.7          $286.4          $111.4          $33.9         $(19.9)        $475.5
Cost of sales                            52.2           257.0            94.9           29.3          (19.9)         413.5
                                        -----          ------          ------          -----         ------         ------
GROSS PROFIT                             11.5            29.4            16.5            4.6             --           62.0
Selling, general and
   administrative expenses                1.4            23.8            12.1            3.5             --           40.8
Unusual items
      Restructuring                       1.4             6.3             1.5            0.2                           9.4
      Asset (recovery) impairments       (0.3)            0.2              --             --             --           (0.1)
                                        -----          ------          ------          -----         ------         ------
OPERATING INCOME (LOSS)                   9.0            (0.9)            2.9            0.9             --           11.9
Other (income) expense, net              (0.2)            2.6            (1.0)          (2.7)           1.1           (0.2)
Interest expense, net                      --             7.7             0.1             --             --            7.8
Minority interest                          --              --              --            0.9             --            0.9
                                        -----          ------          ------          -----         ------         ------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EQUITY INCOME (LOSS)               9.2           (11.2)            3.8            2.7           (1.1)           3.4
Income taxes (recovery)                    --            (4.2)            0.9            0.1             --           (3.2)
Equity (loss) income                     (2.6)            0.4            (4.8)            --            7.0             --
                                        -----          ------          ------          -----         ------         ------
NET INCOME (LOSS)                       $ 6.6          $ (6.6)         $ (1.9)         $ 2.6         $  5.9         $  6.6
                                        =====          ======          ======          =====         ======         ======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME (LOSS)
(in millions of U.S. dollars, unaudited)

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                     ----------------------------------------------------------------------------------------
                                         COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                     CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                     -----------   --------------   ------------   -------------   -----------   ------------
REVENUE                                $177.6          $857.8          $296.8          $96.3         $(56.8)       $1,371.7
Cost of sales                           145.6           756.1           257.6           82.2          (56.8)        1,184.7
                                       ------          ------          ------          -----         ------        --------
GROSS PROFIT                             32.0           101.7            39.2           14.1             --           187.0
Selling, general and
   administrative expenses               23.9            69.6            28.5            7.4             --           129.4
(Gain) loss on disposal of
   property, plant and equipment         (0.5)            0.5              --             --             --              --
Unusual items
      Restructuring                       1.6             7.9             1.5            0.2             --            11.2
      Asset (recovery) impairments       (0.4)            1.6              --             --             --             1.2
      Other                                --              --             2.6             --             --             2.6
                                       ------          ------          ------          -----         ------        --------
OPERATING INCOME                          7.4            22.1             6.6            6.5             --            42.6
Other (income) expense, net              (0.3)            7.2            (1.8)          (3.6)          (1.9)           (0.4)
Interest (income) expense, net           (0.1)           23.7             0.2           (0.3)            --            23.5
Minority interest                          --              --              --            3.0             --             3.0
                                       ------          ------          ------          -----         ------        --------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EQUITY INCOME (LOSS)               7.8            (8.8)            8.2            7.4            1.9            16.5
Income taxes (recovery)                   0.1            (3.1)            2.8            4.6             --             4.4
Equity income (loss)                      4.4             0.1             2.8             --           (7.3)             --
                                       ------          ------          ------          -----         ------        --------
NET INCOME (LOSS)                      $ 12.1          $ (5.6)         $  8.2          $ 2.8         $ (5.4)       $   12.1
                                       ======          ======          ======          =====         ======        ========

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars, unaudited)

                                                                     AS OF SEPTEMBER 30, 2006
                                     ----------------------------------------------------------------------------------------
                                         COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                     CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                     -----------   --------------   ------------   -------------   -----------   ------------
ASSETS
Current assets
   Cash                                $  2.7         $  20.3         $   3.0         $  3.7        $      --      $   29.7
   Accounts receivable                   45.3            30.1            79.0           92.2            (54.2)        192.4
   Inventories                           22.4            85.4            43.8            6.2               --         157.8
   Prepaid expenses and other
      assets                              1.6             3.2             6.9            2.9               --          14.6
   Deferred income taxes                   --             7.5             0.7            0.1               --           8.3
                                       ------         -------         -------         ------        ---------      --------
                                         72.0           146.5           133.4          105.1            (54.2)        402.8
Property, plant and equipment            51.8           179.7           136.5           10.2               --         378.2
Goodwill                                 24.6            46.0            85.7             --               --         156.3
Intangibles and other assets             16.3           159.8            37.4           37.6               --         251.1
Due from affiliates                      72.5            47.8           177.6           41.9           (339.8)           --
Investments in subsidiaries             405.6            70.5            65.5          143.8           (685.4)           --
                                       ------         -------         -------         ------        ---------      --------
                                       $642.8         $ 650.3         $ 636.1         $338.6        $(1,079.4)     $1,188.4
                                       ======         =======         =======         ======        =========      ========
LIABILITIES
Current liabilities
   Short-term borrowings               $   --         $    --         $ 125.4         $   --        $      --      $  125.4
   Current maturities of long-term
      debt                                 --             1.0              --             --               --           1.0
   Accounts payable and accrued
      liabilities                        32.7           119.8            73.7           20.9            (56.1)        191.0
                                       ------         -------         -------         ------        ---------      --------
                                         32.7           120.8           199.1           20.9            (56.1)        317.4
Long-term debt                             --           272.1              --             --               --         272.1
Due to affiliates                        97.1           122.5            70.0           50.2           (339.8)           --
Deferred income taxes                      --            35.3            19.5            9.2               --          64.0
                                       ------         -------         -------         ------        ---------      --------
                                        129.8           550.7           288.6           80.3           (395.9)        653.5
                                       ------         -------         -------         ------        ---------      --------
Minority interest                          --              --              --           21.9               --          21.9

SHAREOWNERS' EQUITY
Capital stock
   Common shares                        273.3           275.8           623.0          175.0         (1,073.8)        273.3
Restricted shares                        (0.8)             --              --             --               --          (0.8)
Additional paid-in-capital               25.8              --              --             --               --          25.8
Retained earnings (deficit)             198.3          (176.2)         (173.2)          (4.1)           353.5         198.3
Accumulated other comprehensive
   income (loss)                         16.4              --          (102.3)          65.5             36.8          16.4
                                       ------         -------         -------         ------        ---------      --------
                                        513.0            99.6           347.5          236.4           (683.5)        513.0
                                       ------         -------         -------         ------        ---------      --------
                                       $642.8         $ 650.3         $ 636.1         $338.6        $(1,079.4)     $1,188.4
                                       ======         =======         =======         ======        =========      ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
OPERATING ACTIVITIES
Net income (loss)                   $ 6.6          $(6.6)          $(1.9)          $ 2.6          $ 5.9         $ 6.6
Depreciation and amortization         3.1            9.1             5.5             1.3             --          19.0
Amortization of financing fees         --            0.1             0.2              --             --           0.3
Share based compensation              2.8             --              --              --             --           2.8
Deferred income taxes                  --           (3.5)             --             0.1             --          (3.4)
Minority interest                      --             --              --             0.9             --           0.9
Equity income (loss), net of
   distributions                      2.6            1.5             4.8              --           (8.9)           --
(Gain) loss on disposal of
   property, plant and
   equipment                         (0.1)           0.1              --              --             --            --
Asset recovery                       (0.1)            --              --              --             --          (0.1)
Other non-cash items                   --            5.8             0.4              --             --           6.2
Net change in non-cash
   working capital                   (7.6)          24.8             7.9            (2.9)           1.1          23.3
                                    -----          -----           -----           -----          -----         -----
Cash provided by (used in)
   operating activities               7.3           31.3            16.9             2.0           (1.9)         55.6
                                    -----          -----           -----           -----          -----         -----
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                     (0.7)          (3.3)           (2.1)           (0.7)            --          (6.8)
Proceeds from disposal of
   property, plant and
   equipment                           --            0.4              --              --             --           0.4
Advances to affiliates               (6.6)            --            (2.2)             --            8.8            --
Other investing activities           (1.6)           0.3              --              --             --          (1.3)
                                    -----          -----           -----           -----          -----         -----
Cash (used in) provided by
   investing activities              (8.9)          (2.6)           (4.3)           (0.7)           8.8          (7.7)
                                    -----          -----           -----           -----          -----         -----
FINANCING ACTIVITIES
Payments of long-term debt             --           (0.3)             --              --             --          (0.3)
Short-term borrowings                  --          (10.6)          (15.7)             --             --         (26.3)
Advances from affiliates               --            2.4             6.5            (0.1)          (8.8)           --
Distributions to subsidiary
   minority shareowner                 --             --              --            (1.8)            --          (1.8)
Issue of common shares                0.3             --              --              --             --           0.3
Dividends paid                         --             --              --            (1.9)           1.9            --
Other                                 0.1             --            (0.1)             --             --            --
                                    -----          -----           -----           -----          -----         -----
Cash provided by (used in)
   financing activities               0.4           (8.5)           (9.3)           (3.8)          (6.9)        (28.1)
                                    -----          -----           -----           -----          -----         -----
Effect of exchange rate
   changes on cash                    0.1             --              --              --             --           0.1
                                    -----          -----           -----           -----          -----         -----
NET (DECREASE) INCREASE IN
   CASH                              (1.1)          20.2             3.3            (2.5)            --          19.9
CASH, BEGINNING OF PERIOD             3.8            0.1            (0.3)            6.2             --           9.8
                                    -----          -----           -----           -----          -----         -----
CASH, END OF PERIOD                 $ 2.7          $20.3           $ 3.0           $ 3.7          $  --         $29.7
                                    =====          =====           =====           =====          =====         =====

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
OPERATING ACTIVITIES
Net income (loss)                  $ 12.1          $ (5.6)         $  8.2         $  2.8         $ (5.4)        $ 12.1
Depreciation and amortization         9.1            27.8            16.6            3.9             --           57.4
Amortization of financing fees         --             0.2             0.4            0.2             --            0.8
Share based compensation              7.4              --              --             --             --            7.4
Deferred income taxes                  --            (0.8)             --            4.0             --            3.2
Minority interest                      --              --              --            3.0             --            3.0
Equity (loss) income, net of
   distributions                     (4.4)            3.6            (2.8)            --            3.6             --
(Gain) loss on disposal of
   property, plant and
   equipment                         (0.5)            0.6            (0.1)            --             --             --
Asset (recovery) impairments         (0.2)            1.4              --             --             --            1.2
Other non-cash items                 (0.1)            6.4             0.4             --             --            6.7
Net change in non-cash
   working capital                  (16.7)            7.2             1.8            1.5           (1.9)          (8.1)
                                   ------          ------          ------         ------         ------         ------
Cash provided by (used in)
   operating activities               6.7            40.8            24.5           15.4           (3.7)          83.7
                                   ------          ------          ------         ------         ------         ------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                     (2.0)          (13.5)           (7.2)          (0.8)            --          (23.5)
Proceeds from disposal of
   property, plant and
   equipment                          1.0             0.6             0.3             --             --            1.9
Advances to affiliates               (8.4)            0.1            (6.5)            --           14.8             --
Other investing activities           (4.0)           (3.0)             --             --             --           (7.0)
                                   ------          ------          ------         ------         ------         ------
Cash (used in) provided by
   investing activities             (13.4)          (15.8)          (13.4)          (0.8)          14.8          (28.6)
                                   ------          ------          ------         ------         ------         ------
FINANCING ACTIVITIES
Payments of long-term debt             --            (0.8)             --             --             --           (0.8)
Short-term borrowings                  --           (10.4)          (22.6)         (10.0)            --          (43.0)
Advances from affiliates               --             6.6             8.3           (0.1)         (14.8)            --
Distributions to subsidiary
   minority shareowner                 --              --              --           (3.6)            --           (3.6)
Issue of common shares                0.3              --              --             --             --            0.3
Dividends paid                         --              --              --           (3.7)           3.7             --
Other financing activities            0.1            (0.1)           (0.1)            --             --           (0.1)
                                   ------          ------          ------         ------         ------         ------
Cash provided by (used in)
   financing activities               0.4            (4.7)          (14.4)         (17.4)         (11.1)         (47.2)
                                   ------          ------          ------         ------         ------         ------
Effect of exchange rate
   changes on cash                    0.2              --              --           (0.1)            --            0.1
                                   ------          ------          ------         ------         ------         ------
NET (DECREASE) INCREASE IN
   CASH                              (6.1)           20.3            (3.3)          (2.9)            --            8.0
CASH, BEGINNING OF PERIOD             8.8              --             6.3            6.6             --           21.7
                                   ------          ------          ------         ------         ------         ------
CASH, END OF PERIOD                $  2.7          $ 20.3          $  3.0         $  3.7         $   --         $ 29.7
                                   ======          ======          ======         ======         ======         ======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF INCOME
(in millions of U.S. dollars, unaudited)

                                                        FOR THE THREE MONTHS ENDED OCTOBER 1, 2005
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
REVENUE                             $60.4          $293.8           $94.9          $29.9         $ (9.1)        $469.9
Cost of sales                        51.7           252.8            83.5           25.6           (9.1)         404.5
                                    -----          ------           -----          -----         ------         ------
GROSS PROFIT                          8.7            41.0            11.4            4.3             --           65.4
Selling, general and
   administrative expenses            9.6            17.3             5.2            2.1             --           34.2
Unusual items
   Restructuring                      0.2             1.8              --             --             --            2.0
   Asset impairments                  3.7            20.0              --             --             --           23.7
                                    -----          ------           -----          -----         ------         ------
OPERATING (LOSS) INCOME              (4.8)            1.9             6.2            2.2             --            5.5
Other (income) expense, net          (0.2)           (6.9)           (0.9)           6.8            0.8           (0.4)
Interest expense (income), net         --             8.1            (1.1)           0.7             --            7.7
Minority interest                      --              --              --            1.1             --            1.1
                                    -----          ------           -----          -----         ------         ------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                            (4.6)            0.7             8.2           (6.4)          (0.8)          (2.9)
Income tax expense (recovery)         0.6             1.7            (0.8)          (0.4)            --           (1.1)
Equity income (loss)                  2.4            (1.3)           24.9             --          (26.0)            --
                                    -----          ------           -----          -----         ------         ------
NET (LOSS) INCOME                   $(1.6)         $  1.1           $32.3          $(6.8)        $(26.8)        $ (1.8)
                                    =====          ======           =====          =====         ======         ======

                                                         FOR THE NINE MONTHS ENDED OCTOBER 1, 2005
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
REVENUE                             $167.3         $900.3          $221.7          $ 91.3        $(22.5)       $1,358.1
Cost of sales                        141.9          765.8           193.2            77.6         (22.5)        1,156.0
                                    ------         ------          ------          ------        ------        --------
GROSS PROFIT                          25.4          134.5            28.5            13.7            --           202.1
Selling, general and
   administrative expenses            28.9           56.2            15.9             5.6            --           106.6
Loss (gain) on disposal of
property, plant and equipment           --            0.7            (0.9)             --            --            (0.2)
Unusual items
   Restructuring                       0.2            1.8              --              --            --             2.0
   Asset impairments
      (recovery)                       3.7           20.0            (0.2)             --            --            23.5
                                    ------         ------          ------          ------        ------        --------
OPERATING (LOSS) INCOME               (7.4)          55.8            13.7             8.1            --            70.2
Other (income) expense, net           (0.3)         (26.0)           (0.4)           28.5          (2.2)           (0.4)
Interest (income) expense, net        (0.1)          24.7            (5.0)            1.2            --            20.8
Minority interest                       --             --              --             3.4            --             3.4
                                    ------         ------          ------          ------        ------        --------
INCOME (LOSS) BEFORE INCOME
   TAXES AND EQUITY INCOME
   (LOSS)                             (7.0)          57.1            19.1           (25.0)          2.2            46.4
Income tax (recovery) expense         (1.1)          12.8             2.5             0.7            --            14.9
Equity income (loss)                  37.5            3.4            51.7              --         (92.6)             --
                                    ------         ------          ------          ------        ------        --------
NET INCOME                          $ 31.6         $ 47.7          $ 68.3          $(25.7)       $(90.4)       $   31.5
                                    ======         ======          ======          ======        ======        ========

COTT CORPORATION
CONSOLIDATING BALANCE SHEETS
(in millions of U.S. dollars)

                                                                  AS OF DECEMBER 31, 2005
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
ASSETS
Current assets
   Cash                             $  8.8        $    --         $   6.3         $  6.6        $      --      $   21.7
   Accounts receivable                35.6           26.5            70.2          103.2            (44.4)        191.1
   Inventories                        18.8           76.6            43.6            5.2               --         144.2
   Prepaid expenses and other          1.3            2.2             4.7            1.3               --           9.5
   Deferred income taxes                --            7.2             0.1             --               --           7.3
                                    ------        -------         -------         ------        ---------      --------
                                      64.5          112.5           124.9          116.3            (44.4)        373.8
Property, plant and equipment         53.0          195.6           135.1           10.5               --         394.2
Goodwill                              23.5           46.0            80.8             --               --         150.3
Intangibles and other assets          17.0          164.1            38.4           40.9               --         260.4
Due from affiliates                   60.8           60.0           168.8           41.9           (331.5)           --
Investments in subsidiaries          395.2           75.4            62.6          137.8           (671.0)           --
Deferred income taxes                   --             --             0.4             --               --           0.4
                                    ------        -------         -------         ------        ---------      --------
                                    $614.0        $ 653.6         $ 611.0         $347.4        $(1,046.9)     $1,179.1
                                    ======        =======         =======         ======        =========      ========
LIABILITIES
Current liabilities
   Short-term borrowings            $   --        $  10.4         $ 137.5         $ 10.0        $      --      $  157.9
   Current maturities of
      long-term debt                    --            0.8              --             --               --           0.8
   Accounts payable and
      accrued liabilities             36.7          109.6            63.6           17.0            (44.4)        182.5
   Deferred income taxes                --             --             0.2             --               --           0.2
                                    ------        -------         -------         ------        ---------      --------
                                      36.7          120.8           201.3           27.0            (44.4)        341.4
Long-term debt                          --          272.3              --             --               --         272.3
Due to affiliates                     95.4          115.8            58.1           62.2           (331.5)           --
Deferred income taxes                   --           38.2            17.7            5.1               --          61.0
                                    ------        -------         -------         ------        ---------      --------
                                     132.1          547.1           277.1           94.3           (375.9)        674.7
                                    ------        -------         -------         ------        ---------      --------
Minority interest                       --             --              --           22.5               --          22.5

SHAREOWNERS' EQUITY
Capital stock
   Common shares                     273.0          275.8           599.5          175.0         (1,050.3)        273.0
Additional paid-in-capital            18.4             --              --             --               --          18.4
Retained earnings (deficit)          186.2         (169.3)         (181.4)          (3.4)           354.1         186.2
Accumulated other
   comprehensive income (loss)         4.3             --           (84.2)          59.0             25.2           4.3
                                    ------        -------         -------         ------        ---------      --------
                                     481.9          106.5           333.9          230.6           (671.0)        481.9
                                    ------        -------         -------         ------        ---------      --------
                                    $614.0        $ 653.6         $ 611.0         $347.4        $(1,046.9)     $1,179.1
                                    ======        =======         =======         ======        =========      ========

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                        FOR THE THREE MONTHS ENDED OCTOBER 1, 2005
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
OPERATING ACTIVITIES
Net (loss) income                   $(1.6)         $  1.1         $  32.3         $ (6.8)        $(26.8)       $  (1.8)
Depreciation and amortization         2.7            10.0             4.3            1.3             --           18.3
Amortization of financing fees         --              --             0.1            0.1             --            0.2
Deferred income taxes                (0.6)            1.6            (0.4)          (0.6)            --             --
Minority interest                      --              --              --            1.1             --            1.1
Equity (loss) income, net of
   distributions                     (2.4)            3.5           (24.9)            --           23.8             --
Asset impairments                     3.7            20.0              --             --             --           23.7
Other non-cash items                 (0.2)            0.7            (1.2)           1.0             --            0.3
Net change in non-cash
   working capital                    1.6           (54.4)           25.7           40.2            0.8           13.9
                                    -----          ------         -------         ------         ------        -------
Cash provided by (used in)
   operating activities               3.2           (17.5)           35.9           36.3           (2.2)          55.7
                                    -----          ------         -------         ------         ------        -------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                     (1.3)           (9.5)           (3.3)            --             --          (14.1)
Acquisitions                           --              --          (135.1)            --             --         (135.1)
Proceeds from disposal of
   property, plant and
   equipment                          0.1              --              --             --             --            0.1
Advances to affiliates               (2.1)            5.1             2.8             --           (5.8)            --
Other investing activities           (2.1)           30.8           (30.7)          (0.1)            --           (2.1)
                                    -----          ------         -------         ------         ------        -------
Cash (used in) provided by
   investing activities              (5.4)           26.4          (166.3)          (0.1)          (5.8)        (151.2)
                                    -----          ------         -------         ------         ------        -------
FINANCING ACTIVITIES
Payments of long-term debt             --            (0.3)             --             --             --           (0.3)
Short-term borrowings                (0.5)           (4.4)          130.6          (34.7)            --           91.0
Advances from affiliates               --            (2.8)           (2.9)          (0.1)           5.8             --
Distributions to subsidiary
   minority shareowner                 --              --              --           (2.0)            --           (2.0)
Issue of common shares                1.1              --              --             --             --            1.1
Financing costs                        --            (1.2)             --             --             --           (1.2)
Dividends paid                         --              --              --           (2.2)           2.2             --
Other financing activities             --              --            (0.1)            --             --           (0.1)
                                    -----          ------         -------         ------         ------        -------
Cash provided by (used in)
   financing activities               0.6            (8.7)          127.6          (39.0)           8.0           88.5
                                    -----          ------         -------         ------         ------        -------
Effect of exchange rate
   changes on cash                    0.2              --            (0.3)            --             --           (0.1)
                                    -----          ------         -------         ------         ------        -------
NET (DECREASE) INCREASE IN
   CASH                              (1.4)            0.2            (3.1)          (2.8)            --           (7.1)
CASH, BEGINNING OF PERIOD             5.5            (0.4)            6.7            4.1             --           15.9
                                    -----          ------         -------         ------         ------        -------
CASH, END OF PERIOD                 $ 4.1          $ (0.2)        $   3.6         $  1.3         $   --        $   8.8
                                    =====          ======         =======         ======         ======        =======

COTT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars, unaudited)

                                                         FOR THE NINE MONTHS ENDED OCTOBER 1, 2005
                                 ----------------------------------------------------------------------------------------
                                     COTT           COTT          GUARANTOR    NON-GUARANTOR   ELIMINATION
                                 CORPORATION   BEVERAGES INC.   SUBSIDIARIES    SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                 -----------   --------------   ------------   -------------   -----------   ------------
OPERATING ACTIVITIES
Net income (loss)                  $ 31.6          $ 47.7         $  68.3         $(25.7)        $(90.4)       $  31.5
Depreciation and amortization         8.8            28.1            10.2            3.9             --           51.0
Amortization of financing fees         --             0.2             0.1            0.2             --            0.5
Deferred income taxes                (1.2)            5.3            (0.4)          (0.4)            --            3.3
Minority interest                      --              --              --            3.4             --            3.4
Equity (loss) income, net of
   distributions                    (37.5)            1.0           (51.7)            --           88.2             --
Loss (gain) on disposal of
   property, plant and
   equipment                           --             0.7            (0.9)            --             --           (0.2)
Asset impairments (recovery)          3.7            20.0            (0.2)            --             --           23.5
Other non-cash items                 (0.2)            1.3            (1.0)           1.1             --            1.2
Net change in non-cash
   working capital                   18.7            (4.7)          (12.1)          (3.3)          (2.2)          (3.6)
                                   ------          ------         -------         ------         ------        -------
Cash provided by (used in)
   operating activities              23.9            99.6            12.3          (20.8)          (4.4)         110.6
                                   ------          ------         -------         ------         ------        -------
INVESTING ACTIVITIES
Additions to property, plant
   and equipment                     (8.4)          (47.1)          (12.8)          (0.6)            --          (68.9)
Acquisitions                           --              --          (135.1)            --             --         (135.1)
Proceeds from disposal of
   property, plant and
   equipment                          0.1             0.7             1.3             --             --            2.1
Advances to affiliates              (11.9)            0.1            (1.2)            --           13.0             --
Investment in subsidiary            (15.0)             --           (15.0)            --           30.0             --
Other investing activities           (6.2)            0.7             0.2           (0.9)            --           (6.2)
                                   ------          ------         -------         ------         ------        -------
Cash (used in) provided by
   investing activities             (41.4)          (45.6)         (162.6)          (1.5)          43.0         (208.1)
                                   ------          ------         -------         ------         ------        -------
FINANCING ACTIVITIES
Payments of long-term debt             --            (0.7)             --             --             --           (0.7)
Short-term borrowings                 3.3           (52.7)          129.7            5.2             --           85.5
Advances from affiliates               --             1.2            11.9           (0.1)         (13.0)            --
Distributions to subsidiary
   minority shareowner                 --              --              --           (3.9)            --           (3.9)
Issue of common shares                3.5              --            15.0           15.0          (30.0)           3.5
Financing costs                        --            (3.8)             --             --             --           (3.8)
Dividends paid                         --              --              --           (4.4)           4.4             --
Other financing activities             --             1.8            (2.1)            --             --           (0.3)
                                   ------          ------         -------         ------         ------        -------
Cash provided by (used in)
   financing activities               6.8           (54.2)          154.5           11.8          (38.6)          80.3
                                   ------          ------         -------         ------         ------        -------
Effect of exchange rate
   changes on cash                    0.1              --            (0.6)          (0.1)            --           (0.6)
                                   ------          ------         -------         ------         ------        -------
NET (DECREASE) INCREASE IN
   CASH                             (10.6)           (0.2)            3.6          (10.6)            --          (17.8)
CASH, BEGINNING OF PERIOD            14.7              --              --           11.9             --           26.6
                                   ------          ------         -------         ------         ------        -------
CASH, END OF PERIOD                $  4.1          $ (0.2)        $   3.6         $  1.3         $   --        $   8.8
                                   ======          ======         =======         ======         ======        =======