Form 10-K
period 2006-12-30
COTT CORP /CN/
filed 2007-02-28
CIK 884713

                                  United States
                       Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

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

           207 QUEEN'S QUAY WEST, SUITE 340,
               TORONTO, ONTARIO, CANADA                      M5J 1A7

        4211 W. BOY SCOUT BOULEVARD, SUITE 290
             TAMPA, FLORIDA, UNITED STATES                    33607
       (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (416) 203-3898

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
COMMON SHARES WITHOUT NOMINAL OR                NEW YORK STOCK EXCHANGE
           PAR VALUE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|    Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-12 of the Act). Yes [ ] No |X|

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2006 (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange on June 30,
2006) was $929,031,671.

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made.)

The number of shares outstanding of the registrant's common stock as of February 19, 2007 was 71,749,630.

                                TABLE OF CONTENTS

                                                                                                                        PAGE
                                                                                                                        ----
                                                         PART I
Item 1   Business.....................................................................................................    5
Item 1A  Risk factors.................................................................................................    9
Item 1B  Unresolved staff comments....................................................................................   13
Item 2   Properties...................................................................................................   13
Item 3   Legal proceedings............................................................................................   13
Item 4   Submission of matters to a vote of security holders..........................................................   14
         Supplemental Item Part I - Executive officers of Cott Corporation............................................   15

                                                         PART II

Item 5   Market for the registrant's common equity and related shareowner matters ....................................   17
Item 6   Selected financial data .....................................................................................   19
Item 7   Management's discussion and analysis of financial condition and results of operations .......................   20

Item 7A  Quantitative and qualitative disclosures about market risk ..................................................   33
Item 8   Financial statements and supplementary data

              Report of management....................................................................................   34
              Report of independent registered public accounting firm.................................................   35
              Consolidated Statements of (Loss) Income for fiscal years ended 2006, 2005 and 2004.....................   37
              Consolidated Balance Sheets as of the 2006 and 2005 fiscal year end.....................................   38
              Consolidated Statements of Shareowners' Equity for the 2006, 2005 and 2004 fiscal year end..............   39
              Consolidated Statements of Cash Flows for the 2006, 2005 and 2004 fiscal year end.......................   40
              Notes to the Consolidated Financial Statements for the 2006, 2005 and 2004 fiscal year end..............   41
              Quarterly Financial Information.........................................................................   58

Item 9   Changes in and disagreements with accountants on accounting and financial disclosure.........................   59

Item 9A  Controls and procedures......................................................................................   59

                                                        PART III

Item 10  Directors and executive officers.............................................................................   61
Item 11  Executive compensation.......................................................................................   61
Item 12  Security ownership of certain beneficial owners and management and related shareowner matters................   61
Item 13  Certain relationships and related transactions...............................................................   61
Item 14  Principal accountant fees and services ......................................................................   61

                                                         PART IV

Item 15  Exhibits and financial statement schedules ..................................................................   62

Our consolidated financial statements are prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

      Any reference to 2006, 2005 and 2004 corresponds to our fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2007 Annual and Special Meeting of Shareowners, to be filed within 120 days of December 30, 2006, are incorporated by reference in Part III.

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

- our ability to successfully implement our cost reduction program, restore plant efficiencies and lower logistics and other costs;

- our ability to grow our business outside of North America, including in new geographic areas;

-     our ability to expand our business to new channels and products;

-     our ability to integrate new management and a new management structure;

- loss of key customers, particularly Wal-Mart, and the commitment of our customers to their own Cott-supplied beverage programs;

- increases in competitor consolidations and other marketplace competition, particularly among manufacturers of branded beverage products;

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

- our ability to pass on increased costs to our customers and the impact those increased prices could have on our volumes;

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

- currency fluctuations that adversely affect the exchange between the U.S. dollar on one hand and the pound sterling, the Canadian dollar, the Mexican peso and other currencies on the other;

-     changes in tax laws and interpretations of tax laws;

- changes in consumer tastes and preferences and market demand for new and existing products and our ability to develop new products that appeal to changing consumer tastes;

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

NON-GAAP FINANCIAL MEASURES

In this Annual Report on Form 10-K for the year ended December 30, 2006, we use the non-GAAP measure cash flow from operations after capital expenditures. We believe this measure is useful to our investors because it measures cash we are able to generate after considering the investments required to maintain or expand our capital base. A reconciliation to cash provided by operating activities is presented on page 23 of this Annual Report on Form 10-K.

PART I

ITEM 1.

BUSINESS

OUR COMPANY

We operate our business in North America through our indirect wholly owned subsidiary, Cott Beverages Inc., in the United States and through Cott Corporation in Canada. We operate our International business (as defined below) through several subsidiaries including our indirect wholly owned subsidiary, Cott Beverages Ltd., in the U.K. and Europe, and through an indirect 90% owned subsidiary, Cott Embotelladores de Mexico, S.A. de C.V., in Mexico. References throughout this report to North America or our North American business mean, unless otherwise indicated, Canada and the United States. References throughout this report to International mean, unless otherwise indicated, U.K., Europe, Mexico and Asia as well as our Royal Crown International business.

We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and our principal executive offices are located at 207 Queen's Quay West, Suite 340, Toronto, Ontario, Canada M5J 1A7 and 4211 W. Boy Scout Boulevard, Suite 290, Tampa, Florida, United States 33607.

PRINCIPAL MARKETS AND PRODUCTS

We are one of the world's largest non-alcoholic beverage companies and the world's largest retailer brand soft drink provider. Based on industry information, we estimate that we produce (either directly or through third party manufacturers with whom we have co-packing agreements) approximately 68% of all retailer brand carbonated soft drinks sold in North America. We produce directly 55% of those sold in the U.K. In addition to carbonated soft drinks, our product lines include clear, sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas. During the year ended December 30, 2006, approximately 93% of all of the beverages we sell in North America and the U.K., measured in 8-ounce equivalent cases, are under customer controlled retailer brands, and the remainder are sold under brand names that we either own or license from others. Eight-ounce equivalent cases is a standard industry measure equaling 24 8-ounce servings (192 U.S. fluid ounces), and does not equate to physical cases. Sales of carbonated soft drinks including sparkling flavored waters and energy drinks represented approximately 83% of our sales volume in 8-ounce equivalent cases. Sales of bottled water represented 8% of our sales volume in 8-ounce equivalent cases. The balance of 9% represented sales of ready-to-drink teas, still flavored waters and other non-carbonated beverages.

      In recent years, we expanded our business through acquisitions and growth with key customers. We believe that opportunities exist to increase sales of beverages in our markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution and introducing new products.

      From 2002 to 2005, we expanded our production and distribution capabilities in North America and International through a series of acquisitions totaling $250.1 million.

NORTH AMERICAN REALIGNMENT AND COST REDUCTION ACTIVITIES

In September 2005 we announced our plan to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate underperforming assets and increase focus on high potential accounts.

      In conjunction with the North American realignment plan, we closed our Lachine, Quebec ("Lachine") juice plant in February 2006 and in March 2006 we closed our Columbus, Ohio ("Columbus") soft drink plant and warehouse to bring production capacity in line with the needs of our customers.

      On July 27, 2006, we announced the realignment of the management of our U.K. and Europe business, our Mexican business, our Royal Crown International business and our business in Asia to an International basis, to focus on customer management, channel development, sales and marketing.

      On October 26, 2006, we announced the closures of our manufacturing plant in Elizabethtown, Kentucky ("Elizabethtown") and our manufacturing plant and warehouse in Wyomissing, Pennsylvania ("Wyomissing"). We ceased production at both plants on December 30, 2006, and reallocated production volume to other manufacturing sites in North America. The Wyomissing warehouse was still in operation as of December 30, 2006 and is expected to be closed in 2007.

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information about segments and geographic areas, see note 23 to the consolidated financial statements, found on pages 56 to 57 of this Annual Report on Form 10-K.

MANUFACTURING AND DISTRIBUTION

Approximately 94% of our beverages produced in North America were manufactured in facilities that we, or third party manufacturers with whom we have long-term co-packing agreements, either own or lease. We manufacture virtually all of our U.K. and Mexican beverages in facilities that we either own or lease. We rely on third parties to produce and distribute products in areas or markets where we do not have our own production facilities, such as continental Europe, or when additional production capacity is required.

      Our products are either picked up by customers at our facilities or delivered by us, a common carrier, or third party distributors to the customer's distribution centers or directly to retail locations.

      Subject to the terms and conditions of the applicable policies, we are insured against product liability claims and product recalls that could result from the injury, illness or death of consumers using our products, contamination of our products, or damage to or mislabeling of our products. We believe that our insurance coverage is adequate. Our insurers are comfortable with our deductibles given our operational risk profile, our claims history and our financial stability.

INGREDIENTS AND PACKAGING SUPPLIES

In addition to water, the principal raw materials required to produce our products are polyethylene terephthalate ("PET") bottles, caps and PET preforms, aluminum cans and ends, labels, cartons and trays, concentrates, sweeteners and carbon dioxide.

      We typically enter into annual supply arrangements rather than long-term contracts with our suppliers, which means that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we must either renegotiate the contracts with our incumbent suppliers or find alternative sources.

      With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as artificial sweeteners, we have entered into long-term supply agreements, the terms of which range from 1 to 5 years. Crown Cork & Seal USA, Inc. ("CCS") supplies aluminum cans and ends under a contract that expires on December 31, 2011. The contract provides that CCS will supply all of our aluminum can and end requirements worldwide, subject to certain exceptions. The contract contains a pricing mechanism for certain materials, standard representations, warranties, indemnities and termination events, including termination events related to bankruptcy or insolvency of either party. This contract included a cap on aluminum prices, which expired in December 2006. In 2007, the price paid for aluminum has increased significantly to reflect world pricing. While we currently expect aluminum prices to decrease through 2007, the degree of the price decline and the timing are uncertain. As with our annual supply contracts, we must either renegotiate these long-term supply agreements with the incumbent suppliers when they expire or find alternative sources for supply.

      We rely upon our ongoing relationships with key suppliers to support our operations. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or replace them.

      We believe there is adequate supply of the ingredients and packaging materials used to produce or package our products.

     The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities. Aluminum for cans, resin for PET bottles, preforms and caps and high fructose corn syrup ("HFCS") for sweeteners are examples of these underlying commodities. In addition, the contracts for certain of our ingredients and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredients and packaging materials occur at times that vary by product and supplier, but are principally on semi-annual or annual bases. HFCS has a history of volatile price changes. We typically purchase HFCS requirements for North America under 12 month contracts and have locked in the majority of our requirements for the year. Our HFCS prices will be up significantly in 2007 over prior year and we expect this trend to continue in the future, as a result of growing demand for corn-related products.

Accordingly, we bear the risk of increases in the costs of these ingredients and packaging materials, including the underlying costs of the commodities that comprise them and, to some extent, the costs of converting those commodities into finished products. We do not use derivatives to manage this risk.

TRADE SECRETS, COPYRIGHTS, TRADEMARKS AND LICENSES

We sell the majority of our beverages under retailer brands to customers who own the trademarks associated with those products. We also own registrations, or applications to register, various trademarks that are important to our worldwide business, including Cott(R) and Orient Emporium Tea Co.(TM) in the U.S., Canada and the U.K., Stars & Stripes(R), Vess(R), Vintage(R), So Clear(R), Top Pop(R), and City Club(R) in the U.S., Red Rain(TM) and Red Rave(TM) in the U.S. and Canada, Red Rooster(R), Benshaws(R) and the H2 family of brands in the U.K., and RC(R) in more than 100 countries outside of North America. Moreover, we are licensed to use certain trademarks, including Carters(R) in the U.K., Jarritos(R) in Mexico, and RC(R) in certain regions of Canada. The licences to which we are a party are of varying terms, including some which are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

      Our success depends in part on our intellectual property, which includes trade secrets in the form of concentrate formulas for our beverages and trademarks for the names of the beverages we sell. To protect this intellectual property, we rely principally on registration of trademarks, contractual responsibilities and restrictions in agreements

(such as indemnification, nondisclosure and confidentiality agreements) with employees, consultants and customers, and on the common law and statutory protections afforded to trademarks, copyrights, trade secrets and proprietary "know-how." We also closely monitor the use of our trademarks and vigorously pursue any party that infringes on our trademarks, using all available legal remedies.

SEASONALITY OF SALES

Sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

CUSTOMERS

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America and International. For the year ended December 30, 2006, sales to Wal-Mart Stores, Inc. and its affiliates (collectively, "Wal-Mart") accounted for approximately 38% of total revenue. Wal-Mart was the only customer that accounted for more that 10% of our total revenue in that period. For the same period, our top ten customers accounted for approximately 60% of total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of Wal-Mart, or customers which in the aggregate represent a significant portion of our revenue, would have a material adverse effect on our operating results and cash flows.

COMPETITION

Generally, carbonated soft drinks compete against all forms of liquid beverages, including water, teas, coffees and juice-based beverages, for consumers' shopping preferences.

      The carbonated soft drink category is highly competitive in each region in which we compete and competition for incremental volume is intense. The brands owned by the three major national soft drink companies, Coca-Cola, Pepsi and Cadbury Schweppes, control approximately 84% of the aggregate take-home volume of carbonated soft drink sales in the combined North American, U.K. and Mexican markets. Those companies have significant financial resources and spend heavily on promotional programs. They also have direct store delivery systems which enable their personnel to visit retailers frequently to sell new items, stock shelves and build displays.

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

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

The conduct of our business, and the production, distribution, sale, labeling, safety, transportation and use of many of our products are subject to various federal, state, provincial, local and foreign laws and regulations.

      As a producer of beverages, we must comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the U.S., those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to water consumption and treatment, and various other federal statutes and regulations.

      Our operations are also subject to extensive regulations administered by the U.S. Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties.

      We do not expect to make any material expenditures in connection with environmental remediation and compliance. However, as discussed below, changes in how the Ontario Ministry of the Environment enforces the Ontario Environmental Protection Act could result in us having to make material expenditures for environmental compliance.

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

EMPLOYEES

As of December 30, 2006, we had approximately 3,163 employees, of whom an estimated 2,204 were located in North America and 959 were located in International. Included in the 2,204 employees in North America, 352 are from the Elizabethtown and Wyomissing plants and the Wyomissing warehouse. The majority of these employees completed their employment as of December 31, 2006 and the remainder are expected to depart by July 2007. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical in the beverage industry. As these agreements expire, we believe they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be good.

AVAILABILITY OF INFORMATION AND OTHER MATTERS

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from our website at www.cott.com, when such reports are available on the Securities and Exchange Commission's website, www.sec.gov. The information found on our website is not part of this or any other report that we file with, or furnish to, the Securities and Exchange Commission or to Canadian securities regulators.

      Our chief executive officer is required by the rules of the New York Stock Exchange (the "NYSE") to certify annually to the NYSE that he is not aware of any violation by us of our corporate governance listing standards. Our chief executive officer at the time made such certification to the NYSE as of May 8, 2006.

      We are responsible for establishing and maintaining adequate internal control over financial reporting as required by the U.S. Securities and Exchange Commission. See Management's Report on Internal Control over Financial Reporting on page 59.

ITEM 1A.

RISK FACTORS

We face a number of risks and uncertainties, including the following:

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE BEVERAGE CATEGORY.

The markets for our products are extremely competitive. In comparison to the major national brand beverage manufacturers, we are a relatively small participant in the industry. We face competition from the national brand beverage manufacturers in all of our markets and from other retailer brand beverage manufacturers in the U.S. and the U.K. If our competitors reduce their selling prices or increase the frequency of their promotional activities in our core markets or if our customers do not allocate adequate shelf space for the beverages we supply, we could experience a decline in our volumes or be forced to reduce pricing or increase capital and other expenditures, any of which could adversely affect our profitability. This risk is increased by current trends in the North American beverage market, which are indicating a significant consumer shift away from carbonated soft drinks. To address these trends and the increasing price competition in the beverage market resulting from them, we have instituted a significant cost reduction program to position our company as the low cost provider of retailer brand soft drinks. If we are unable to achieve the objectives of this program, our business may be negatively impacted.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR SALES, THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America and International. Sales to our top customer in 2006 and 2005 accounted for 38% and 40% respectively of our total revenue, and sales to the top ten customers in 2006 and 2005 were 60% and 65%, respectively. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue in the foreseeable future. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our revenue, could have a material adverse effect on our operating results and cash flows. At December 30, 2006, we have $115.7 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset.

OUR INGREDIENTS AND PACKAGING SUPPLIES ARE SUBJECT TO PRICE INCREASES AND WE MAY BE UNABLE TO EFFECTIVELY PASS RISING COSTS ON TO OUR CUSTOMERS.

We bear the risk of increasing prices on the ingredients and packaging in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans and ends, resin for PET bottles, preforms and caps and high fructose corn syrup for sweeteners are examples of these underlying commodities. In addition, the contracts for certain of our ingredients and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits and, in other cases, they are not. These changes in the prices that we pay for ingredients and packaging materials occur at times that vary by product and supplier, but are principally on semi-annual and annual bases.

In 2006, most aluminum buyers, including ourselves, were protected by price caps keeping the price paid below world prices. However, the cap on aluminum in our contract with CCS expired in December 2006, and in 2007, the price paid for aluminum has increased significantly to reflect world pricing. While we currently expect aluminum prices to decrease through 2007, the degree of the price decline and the timing are uncertain. Resin prices have increased significantly in recent years but are expected to be down slightly in 2007 as compared with 2006 levels. HFCS has a history of volatile price changes. We typically purchase HFCS requirements for North America under 12 month contracts and have locked in the majority of our requirements for the year. Our HFCS prices will be up significantly in 2007 over prior year and we expect this trend to continue in the future, as a result of growing demand for corn-related products.


Accordingly, we bear the risk of increases in the costs of these ingredients and packaging materials, including the underlying costs of the commodities that comprise them and, to some extent, the costs of converting those commodities into finished products. We do not use derivatives to manage this risk. If the cost of these ingredients or packaging materials increases, we may be unable to pass these costs along to our customers through adjustments to the prices we charge. If we cannot pass on these increases to our customers on a timely basis, they could have a material adverse effect on our results of operations. If we are able to pass these costs on to our customers through price increases, the impact those increases could have on our volumes is uncertain.

IF WE ARE UNABLE TO MAINTAIN RELATIONSHIPS WITH OUR RAW MATERIAL SUPPLIERS, WE MAY INCUR HIGHER SUPPLY COSTS OR BE UNABLE TO DELIVER PRODUCTS TO OUR CUSTOMERS.

In addition to water, the principal raw materials required to produce our products are PET bottles, caps and preforms, aluminium cans and ends, labels, cartons and trays, concentrates, sweeteners and carbon dioxide.

      We typically enter into annual supply arrangements rather than long-term contracts with our suppliers, which means that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we must either renegotiate the contracts with our incumbent suppliers or we would be required to find an alternative source for supply. With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as artificial sweeteners, we have entered into long-term supply agreements, the terms of which range from 1 to 5 years, and therefore we are assured of a supply of those key packaging supplies and ingredients for a longer period of time. CCS supplies aluminum cans and ends under a contract expiring on December 31, 2011. The contract provides that CCS will supply all of our aluminum can and end requirements worldwide, subject to certain exceptions. This contract included a cap on aluminum prices, which expired in December
2006. In 2007, the price paid for aluminum has increased significantly to reflect world pricing. While we currently expect aluminum prices to decrease through 2007, the degree of the price decline and the timing are uncertain. As with our annual supply contracts, we must either renegotiate these long-term supply agreements with the incumbent suppliers when they expire or find alternative sources for supply.

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

      In addition, the supply of specific ingredients and packaging materials could be adversely affected by economic factors such as industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, acts of war or terrorism and other factors.

IF WE FAIL TO MANAGE OUR EXPANDING OPERATIONS SUCCESSFULLY, OUR BUSINESS AND FINANCIAL RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

Our success depends, in part, on our ability to manage our expanding operations, including new acquisitions. In recent years, we have grown our business and beverage offerings primarily through acquisition of other companies, new product lines and growth with key customers. A part of our strategy is to expand our business in new channels and markets and with new beverage offerings, including through acquisitions and alliances. To succeed with this strategy, we must identify appropriate acquisition or strategic alliance candidates. The success of this strategy also depends on our ability to manage and integrate acquisitions and alliances at a pace consistent with the growth of our business. If attractive acquisition opportunities are not available, we may not continue to acquire businesses and product lines. Furthermore, the businesses or product lines that we acquire or align with may not be integrated successfully into our business or prove profitable. A key element of our strategy is the expansion of our business outside North America. In addition to the foregoing factors, our ability to expand our business in foreign countries is also dependent on, and may be limited by, our ability to comply with the laws of the various jurisdictions in which we may operate, as well as changes in local government regulations and policies in such jurisdictions.

WE COULD BE LIABLE FOR INJURY, ILLNESS OR DEATH CAUSED BY CONSUMPTION OF OUR PRODUCTS.

We may be liable to our customers and/or consumers if the consumption of any of our products causes injury, illness or death. We also may be required to recall some of our products if they become contaminated or are damaged or mislabeled. A significant unfavorable product liability judgment or a widespread product recall could have a material adverse effect on our results of operations or cash flows.

OUR SUCCESS DEPENDS, IN PART, ON OUR INTELLECTUAL PROPERTY, WHICH WE MAY BE UNABLE TO PROTECT.

We possess certain intellectual property that is important to our business. This intellectual property includes trade secrets, in the form of the concentrate formulas for most of the beverages that we produce, and trademarks for the names of the beverages that we sell. While we own certain of the trademarks used to identify our beverages, other trademarks are used through license from third parties or by permission from our retailer brand customers. Our success depends, in part, on our ability to protect our intellectual property.

      To protect this intellectual property, we rely principally on registration of trademarks, contractual responsibilities and restrictions in agreements (such as indemnification, nondisclosure and confidentiality agreements) with employees, consultants and customers, and on common law and statutory protections afforded to trademarks, trade secrets and proprietary "know-how." In addition, we vigorously pursue any person who infringes on our intellectual property using any and all legal remedies available. Notwithstanding our efforts, we may not be successful in protecting our intellectual property for a number of reasons, including:

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

      If we are unable to protect our intellectual property, it would weaken our competitive position and we could face significant expense to protect or enforce our intellectual property rights. At December 30, 2006, we had $80.4 million of rights and $18.1 million of trademarks recorded as intangible assets.

OTHERS MAY ALLEGE THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN THE DIVERSION OF ATTENTION AND RESOURCES FROM OUR BUSINESS OPERATIONS.

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

OUR GEOGRAPHIC DIVERSITY SUBJECTS US TO THE RISK OF CURRENCY FLUCTUATIONS.

We are exposed to changes in foreign currency exchange rates, including those between the U.S. dollar, on the one hand, and the Canadian dollar, the pound sterling and the Mexican peso, on the other hand. Our operations outside of the U.S. accounted for approximately 35% of our 2006 sales. Accordingly, currency fluctuations in respect of our outstanding non-U.S. dollar denominated net asset balances may affect our reported results and competitive position.

A PORTION OF OUR INDEBTEDNESS IS VARIABLE RATE DEBT, AND CHANGES IN INTEREST RATES COULD ADVERSELY AFFECT US BY CAUSING US TO INCUR HIGHER INTEREST COSTS WITH RESPECT TO SUCH VARIABLE RATE DEBT.

Our credit and securitization facilities subject us to interest rate risk. We have a secured revolving credit facility, under which we borrow from time to time for various purposes, including to fund our day-to-day operations and to finance acquisitions. The maximum amount that we may borrow under these facilities is $225.0 million. We obtain funding under the securitization facility for our day-to-day operations. The maximum amount that we may borrow under this facility is $75.0 million, based on eligible receivables and various reserves required in the facility. As of December 30, 2006, total borrowings under these facilities were $109.2 million.

      The interest rate applicable to our revolving credit facility is variable, meaning that the rate at which we pay interest on amounts borrowed under the facility fluctuates with changes in interest rates and our leverage. The interest rate applicable to our securitization facility is also variable, based on the cost of borrowing of Park Avenue Receivables Company, LLC and certain other financial institutions, as required.

      Accordingly, with respect to any amounts from time to time outstanding under this facility, we are exposed to changes in interest rates. We do not currently use derivative instruments to hedge interest rate exposure. However, we do regularly review the structure of our indebtedness and consider changes to the proportion of variable versus fixed rate debt through refinancing, interest rate swaps or other measures in response to the changing economic environment. If we are unable to refinance our indebtedness on terms that are favorable to us or otherwise adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively impact our financial condition and results of operations.

IF WE BREACH THE COVENANTS AND CONDITIONS SET OUT IN OUR SENIOR SECURED CREDIT FACILITIES OR SECURITIZATION FACILITY, THE LENDERS COULD TERMINATE THE FACILITIES OR WE WOULD HAVE TO RENEGOTIATE THESE AGREEMENTS AND MAY INCUR HIGHER FEES AND INTEREST COSTS.

Our senior secured credit facilities allow for revolving credit borrowings of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. Our securitization facility allows for borrowings of up to $75.0 million, depending on eligible receivables balances and calculations of reserves. These facilities contain cross default provisions. If we are in default under one facility, default is triggered under the other facility. As of December 30, 2006, total borrowings under these facilities were $109.2 million. If we breach the covenants and such non-compliance is not waived by the lenders, or an event occurs that would have a material adverse effect on us, we would be required to renegotiate the agreements with higher fees and interest rates, provided the lenders wish to renegotiate. The lenders could choose to terminate the facilities, in which case we believe we could replace them. We could however incur higher fees and interest expense which would negatively impact our financial condition and results of operations. We are in compliance with our covenants as of December 30, 2006. Our financial covenants are calculated and determined at the end of each quarter. We expect that we will not maintain compliance with the total leverage ratio financial covenant set forth in our senior secured credit facilities in the first quarter of 2007 and accordingly, we are in discussions with our lenders to change that financial covenant. We believe we can reach agreement with our lenders on a new covenant that is acceptable to us. Since a covenant default in our senior secured credit facilities would result in a default in our unsecured senior subordinated notes due in 2011, our notes due in 2011 would, in the event of such default, become currently due and accordingly, classified as a current liability. If our lenders do not agree to amend the covenant on terms that are acceptable to us, our lenders could terminate our facilities and we would have to replace them. Should our credit facilities and 2011 notes become currently due, we may have to incur additional fees and higher interest costs to replace them.

      The senior unsecured notes include covenants that limit new borrowings with certain exceptions, including borrowings based on receivables and inventory, unless certain conditions are met.

CHANGES IN THE LEGAL AND REGULATORY ENVIRONMENT IN THE JURISDICTIONS IN WHICH WE OPERATE COULD INCREASE OUR COSTS OR REDUCE OUR REVENUES.

As a producer of beverages, we must comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the U.S., those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labour Standards Act, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to water consumption and treatment, and various other federal statutes and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or government policy and related interpretations may alter the environment in which we do business, which may impact our results or increase our costs or liabilities.

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

WE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING IN FISCAL 2006. FAILURE TO REMEDIATE THE MATERIAL WEAKNESSES COULD NEGATIVELY IMPACT OUR BUSINESS.

We concluded that material weaknesses existed in our internal controls over financial reporting as of December 30, 2006. In response to the identified material weaknesses, we, with oversight from our Audit Committee, are focused on improving our internal controls over financial reporting and remedying the identified material weaknesses, through implementing new controls and policies and ensuring that all controls and policies are followed.

      Our policies require periodic inventory counts and detailed reconciliation procedures to ensure the completeness, accuracy and existence of inventory. In addition, we have procedures in place to ensure appropriate valuation of inventory and credit notes. We plan on monitoring adherence to our policies by assigning appropriate personnel to undertake responsibility for these controls. We have also begun implementing a functional reporting structure intended to ensure appropriate segregation of duties.

      We have recently hired a Chief Manufacturing and Supply Chain Officer who is responsible for the global procurement function. We will implement processes to ensure that our policy that all contracts be appropriately authorized and that appropriate review for accounting of contracts takes place on a timely basis is followed.

      We believe that these corrective actions will remediate the material weaknesses identified above. We will continue to monitor the effectiveness of these actions and will make any changes and take such other actions that we deem appropriate given the circumstances.

      If we fail to remediate these material weaknesses, or if our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act are inadequate in the future, it could negatively impact our business and the price of our common stock.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

As of the end of 2006, we operated 15 beverage production facilities in North America, 11 of which we owned and four of which we leased. We also operate our global concentrate manufacturing facility in Columbus, Georgia, which we own. Internationally, we operated five beverage production facilities, 4 of which we owned and one of which we leased.

      Total square footage of our production facilities is approximately 2,094,776 in the U.S., 931,050 in Canada; 871,218 in the U.K.; and 111,278 in
Mexico. This square footage does not include separate offsite warehouses. Lease terms for non-owned beverage production facilities expire between 2007 and 2019.

      The beverage production facilities and square footage amounts noted above do not include the owned facility in Elizabethtown or leased facilities in Columbus and Wyomissing, all of which were closed as of December 30, 2006.

ITEM 3.

LEGAL PROCEEDINGS

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

      The defendants, including us, brought and argued a summary trial application in January 2006. On June 2, 2006, the British Columbia Supreme Court granted the summary trial application, which resulted in the dismissal of the plaintiffs' action against us and the other defendants. On June 26, 2006, the plaintiffs appealed the dismissal of their action to the British Columbia Court of Appeal. We, together with the other defendants, are defending the appeal, which we expect to be heard in the next eight to twelve months. It is too early to assess the chances of success of the appeal.

      In February 2005, similar class action claims, styled Kruger et al. v. Pepsi-Cola Beverage Ltd. et al., were filed in the Superior Courts of a number of other Canadian provinces, naming essentially the same defendants, including us, plus the other regional stewardship agencies. The claims which were filed in Quebec have since been discontinued.

      We are investigating this matter; however, legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Since the litigation is at a very preliminary stage, sufficient information regarding the merits of these claims is not yet available to us.

      We are engaged in various litigation matters in the ordinary course of our business. While we cannot predict with certainty the outcome of these matters, we believe that the resolution of these matters will not have a material adverse effect on our financial condition and results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareowners during the fourth quarter of 2006.

SUPPLEMENTAL ITEM PART I.

EXECUTIVE OFFICERS OF COTT CORPORATION

The following is a list of names and ages of all of our executive officers as of February 19, 2007, and the positions and offices that each of them holds.

NAME AND MUNICIPALITY OF RESIDENCE  OFFICE                                                   AGE  PERIOD SERVED AS OFFICER
----------------------------------  ------                                                   ---  ------------------------
BRENT D. WILLIS
Tampa, Florida                      Chief Executive Officer                                   46  2006 to present
JOHN DENNEHY
Tampa, Florida                      President, North America                                  45  2005 to present
WYNN WILLARD
Tampa, Florida                      President, International                                  48  2006 to present
THOMAS J. ARRUFO
Tampa, Florida                      Chief Information & Shared Services Officer               48  2007 to present
TINA DELL'AQUILA                    Chief Financial Officer, Vice President, Controller &
Toronto, Ontario                    Assistant Secretary                                       44  1998 to present
RICHARD DOBRY
Tampa, Florida                      Chief Manufacturing & Supply Chain Officer                50  2006 to present
ABILIO GONZALEZ
Tampa, Florida                      Chief People Officer                                      46  2006 to present
MARK R. HALPERIN                    Chief Legal & Corporate Development Officer and Corporate
Toronto, Ontario                    Secretary                                                 49  1995 to present

During the last five years, the above persons have been engaged in their principal occupations or in other executive capacities with us except as follows:

- from August 2004 to May 2006, Brent D. Willis was Zone President for the Asia Pacific region of InBev, the world's largest brewer by volume. From September 2003 to August 2004, he served as Chief Commercial Officer of InBev and, prior to September 2003, he was Chief Marketing and Sales Officer of InBev;

- John Dennehy has held several management positions since joining Cott in 2001. From October 2005 to August 2006, he was Senior Vice President, North American Sales and Marketing. From October 2002 to October 2005, he was Vice President, Business Development and prior to October 2002, he was General Manager, Northeast Retailer Brands, LLC, a 51% owned indirect subsidiary of Cott;

- prior to joining Cott, Wynn Willard was Chief Executive Officer of New World Pasta Company, a dry pasta manufacturer in the U.S. and Canada, which sought bankruptcy protection in May 2004, during Mr. Willard's tenure. Prior to New World Pasta Company, he was Senior Vice President and Chief Marketing Officer of Hershey Foods Corporation, a maker of confectionary products;

- from June 2006 to February 2007, Thomas J. Arrufo was Chief Information Officer for the PMSI division of AmerisourceBergen Corporation, a pharmaceutical and integrated workers compensation service company. From January 2003 to June 2006, he was President of the Regatta Group, LLC, a provider of interactive, experiential leadership and team building events and sailing charters. Prior to January 2003, he was Chief Information Officer and Vice-President, Energy Services for NiSource Inc., a natural gas and electricity provider in the U.S.;

- from April 2004 to October 2006, Richard Dobry was President, Americas Supply for Diageo, plc, a premium alcohol beverage business. Prior to April 2004, he was Senior Vice President, Supply Chain at Tropicana Products, Inc. the juice beverages subsidiary of PepsiCo; and

- prior to joining Cott, Abilio Gonzalez was General Manager, Global Talent Acquisition and Engagement and Microsoft Business Division at Microsoft Corporation ("Microsoft"). From September 2003 to November 2004 he was General Manager, HR Microsoft Productivity and Business Solutions for Microsoft. Prior to September 2003, he was Corporate Vice President, Human Resources of Panamco LLC, a Latin American beverage manufacturer. Prior to July 2002, he was Global Head, Human Resources Research & Development for Novartis AG, a global pharmaceutical company.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

Our common shares are listed on the Toronto Stock Exchange (the "TSX") under the ticker symbol "BCB," and on the New York Stock Exchange (the "NYSE") under the ticker symbol "COT."

      The tables below show the high and low reported per share sales prices of common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods of the years ended December 30, 2006 and December 31, 2005.

TORONTO STOCK EXCHANGE (C$)

                                        2006                 2005
                                  ---------------      ----------------
                                   High      Low        High       Low
                                  -----     -----      -----      -----
January 1 - March 31              16.95     13.02      31.41      28.79
April 1 - June 30                 17.40     14.37      30.09      26.50
July 1 - September 30             20.15     13.76      31.45      20.31
October 1 - December 31           19.75     15.10      20.51      16.10

NEW YORK STOCK EXCHANGE (U.S.$)

                                        2006                 2005
                                  ---------------      ----------------
                                   High      Low        High       Low
                                  -----     -----      -----      -----
January 1 - March 31              14.62     11.31      25.26      23.55
April 1 - June 30                 15.73     12.68      24.26      21.12
July 1 - September 30             18.03     12.16      25.93      17.40
October 1 - December 31           17.32     13.21      17.51      13.58

As of February 19, 2007, we had 690 shareowners of record. This number was determined from records maintained by our transfer agent and it does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 19, 2007 was C$17.17 on the TSX and on February 16, 2007 was $14.74 on the NYSE.

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

CALCULATION OF AGGREGATE MARKET VALUE OF NON-AFFILIATE SHARES

For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this report, it was assumed that all of the outstanding shares were held by non-affiliates except for outstanding shares held or controlled by our directors and executive officers. This should not be deemed to constitute an admission that any of these persons are, in fact, affiliates of us, or that there are not other persons who may be deemed to be affiliates. For further information concerning shareholdings of officers, directors and principal stockholders see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters."

SECURITIES TO BE ISSUED UNDER EQUITY COMPENSATION PLANS

Under the 1986 Common Share Option Plan, as amended, we reserved 14 million shares for future issuance. The number of securities available for future issuance as of December 30, 2006 were as follows:

Number of securities to be issued upon exercise of outstanding
    options (IN THOUSANDS)                                                2,696

Weighted average exercise price of outstanding options                 C$ 29.65

Number of securities available for future issuance under the
    stock option plan (IN THOUSANDS)                                      5,661

No new shares are issued for any other share-based compensation plan.

SHAREOWNER RETURN PERFORMANCE GRAPH

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange's S&P/TSX Composite Index; and (iii) a peer group of publicly traded companies in the bottling industry comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, National Beverage Corp., Pepsi Bottling Group Inc. and PepsiAmericas Inc. The closing price of Cott's common shares as of December 29, 2006 on the Toronto Stock Exchange was C$16.69 and on the New York Stock Exchange was $14.31.

                                  [LINE GRAPH]

DATE                     DECEMBER 29,  DECEMBER 28,    JANUARY 3,       JANUARY 1,       DECEMBER 31,     DECEMBER 30,
                             2001          2002           2004             2005              2005             2006
-----------------------  ------------  ------------  ---------------  ---------------  -----------------  ------------
Cott Common Shares           100          110.08          144.56           117.78            68.37            66.23
TSX/S&P Composite Index      100           87.56          110.96           127.03           157.68           184.89
Peer Group                   100          109.30          111.59           118.68           119.60           128.42

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

                                                          DECEMBER 30,  December 31,  January 1,  January 3,   December 28,
                                                            2006 (1)      2005 (2)     2005 (3)    2004 (4)      2002 (5)
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)    (52 WEEKS)    (52 weeks)   (52 weeks)  (53 weeks)    (52 weeks)
-------------------------------------------------------   ------------  ------------  ----------  ----------   ------------
REVENUE                                                   $   1,771.8   $    1,755.3  $  1,646.3  $  1,417.8   $   1,198.6
Cost of sales                                                 1,554.9        1,505.8     1,362.6     1,141.0         965.7
Selling, general and administrative                             176.1          138.6       138.1       126.1         110.2
Loss (gain) on disposal of property, plant and equipment           --            1.5        (0.3)       (0.1)           --
Restructuring, asset impairments and other charges
    Restructuring                                                20.5            3.2          --          --            --
    Asset impairments                                            15.4           33.5         0.9         1.8            --
    Other                                                         2.6            0.8          --          --            --
                                                          -----------   ------------  ----------  ----------   -----------
OPERATING INCOME                                                  2.3           71.9       145.0       149.0         122.7
                                                          -----------   ------------  ----------  ----------   -----------
(Loss) Income from continuing operations                        (17.5)          24.6        78.3        77.4          48.7
Cumulative effect of change in accounting principle                --             --          --          --         (44.8)
                                                          -----------   ------------  ----------  ----------   -----------
NET (LOSS) INCOME                                         $     (17.5)  $       24.6  $     78.3  $     77.4   $       3.9
                                                          ===========   ============  ==========  ==========   ===========
(LOSS) INCOME PER SHARE - BASIC
(Loss) Income from continuing operations                  $     (0.24)  $       0.34  $     1.10  $     1.12   $      0.75
Cumulative effect of change in accounting principle       $        --   $         --  $       --  $       --   $     (0.69)
Net (loss) income                                         $     (0.24)  $       0.34  $     1.10  $     1.12   $      0.06
                                                          ===========   ============  ==========  ==========   ===========
(LOSS) INCOME PER SHARE - DILUTED
(Loss) Income from continuing operations                  $     (0.24)  $       0.34  $     1.09  $     1.09   $      0.69
Cumulative effect of change in accounting principle       $        --   $         --  $       --  $       --   $     (0.64)
Net (loss) income                                         $     (0.24)  $       0.34  $     1.09  $     1.09   $      0.06
                                                          ===========   ============  ==========  ==========   ===========
Total assets                                              $   1,139.5   $    1,179.1  $  1,030.3  $    908.8   $     785.4
Current maturities of long-term debt                              2.0            0.8         0.8         3.3          16.5
Long-term debt                                                  275.2          272.3       272.5       275.7         339.3
Shareowners' equity                                             488.7          481.9       457.3       345.1         218.2
                                                          -----------   ------------  ----------  ----------   -----------

Under the 1986 Common Share Option Plan, as amended, we have reserved 14 million shares for future issuance.

----------
(1) There were no acquisitions in the year ended December 30, 2006. We recorded asset impairment charges of $15.4 million as described in Note 2 to the Consolidated Financial Statements on page 43. During the year we adopted SFAS 123R, Share-Based Payments, using the modified prospective approach and therefore have not restated results for prior periods. This change resulted in the recognition of $11.4 million in share-based compensation expense, $8.4 million net of tax or $0.12 per basic and diluted share.

(2) During the year we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited. We also recorded asset impairment charges of $33.5 million.

(3) During the year we acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC and certain of the assets of Metro Beverage Co.

(4) During the year we acquired the retailer brand business of Quality Beverage Brands, L.L.C.

(5) During the year, we acquired Premium Beverage Packers, Inc. and formed a new business in Mexico, Cott Embotelladores de Mexico, S.A. de C.V. During the year we adopted SFAS 142, Goodwill and Other Intangible Assets. This change in method of valuing goodwill resulted in a $44.8 million non-cash write down of the U.K. business.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the world's largest non-alcoholic beverage companies and the world's largest retailer brand soft drink provider.

      Trends of increasing commodity costs and consumers shifting towards non-carbonated beverages continued in 2006. As a result, we persisted with our efforts to increase long-term financial performance by improving our operating performance, enhancing our sales focus, reducing costs and realigning our organization.

      In October 2006 we announced the closures of our manufacturing plant in Elizabethtown and our manufacturing plant and warehouse facilities in Wyomissing. We ceased production at both plants on December 30, 2006, and reallocated production volume to other manufacturing sites in North America. The Wyomissing warehouse was still in operation as of December 30, 2006 and is expected to be closed in 2007. As part of our previously announced 2005 North American realignment we closed our juice plant in Lachine effective February 2006 and we closed our manufacturing plant and warehouse in Columbus effective March 2006.

      In 2006, we recorded $38.5 million in pre-tax restructuring, asset impairments and other charges, including restructuring charges of $20.5 million, asset impairments of $15.4 million and other charges of $2.6 million.

      Our net loss in 2006 was $17.5 million or $0.24 per diluted share, compared with our net income of $24.6 million or $0.34 per diluted share in 2005. The decrease resulted from:

- the highly competitive environment in the North American carbonated soft drinks ("CSD") industry;

- higher raw materials and packaging costs in the earlier part of 2006 that were not passed on to customers;

- higher fixed costs relating to increased production capacity from our new Fort Worth, Texas plant, partially offset by savings at plants closed earlier in the year;

- decreased gross profit due to accelerated depreciation and amortization and inventory writedowns resulting from the closures of Wyomissing and Elizabethtown and rationalizing SKUs;

- the impact on gross profit of an inventory loss arising from the receivership of our U.K. resin supplier;

- in 2005, we recorded a gain of $5.4 million for the high fructose corn syrup ("HFCS") settlement;

- increased selling, general and administrative costs due to share-based compensation, higher incentive compensation expense and executive transition costs; and

- increased interest expense due to the financing of our August 2005 acquisition of 100% of the outstanding shares of Macaw (Holdings) Limited (now known as Cott Nelson (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited (now known as Cott (Nelson) Limited) (the "Macaw Acquisition").

2006 VERSUS 2005

RESULTS OF OPERATIONS

                                               2006                  2005
                                      --------------------  --------------------
                                       MILLIONS    PERCENT   MILLIONS    PERCENT
                                                     OF                    OF
                                      OF DOLLARS   REVENUE  OF DOLLARS   REVENUE
                                      ----------   -------  ----------   -------
Revenue                               $  1,771.8   100.0%   $  1,755.3    100.0%
Cost of sales                            1,554.9    87.8%      1,505.8     85.8%
                                      ----------   -----    ----------    -----
Gross margin                               216.9    12.2%        249.5     14.2%
SG&A                                       176.1     9.9%        138.6      7.9%
Loss on disposal of property, plant
   and equipment                             --       --           1.5      0.1%
Restructuring, asset impairments
   and other                                38.5     2.2%         37.5      2.1%
                                      ----------   -----    ----------    -----
Operating income                             2.3     0.1%         71.9      4.1%
Other expense                                0.1      --          (0.7)      --
Interest expense                            32.2     1.8%         28.8      1.7%
Minority interest                            3.8     0.2%          4.5      0.3%
                                      ----------   -----    ----------    -----
(Loss) income before
   income taxes                            (33.8)   (1.9)%        39.3      2.2%
Income taxes                               (16.3)   (0.9)%        14.7      0.8%
                                      ----------   -----    ----------    -----
Net (loss) income                     $    (17.5)   (1.0)%  $     24.6      1.4%
                                      ----------   -----    ----------    -----

Depreciation & amortization           $     86.8     4.9%   $     70.2      4.0%
                                      ----------   -----    ----------    -----

REVENUE

Revenue in 2006 was $1,771.8 million, an increase of 0.9% from $1,755.3 million in 2005. As shown in the following table, revenue decreased 5% when the impact of acquisitions and foreign exchange are excluded. Total case volume in 8-ounce equivalents was 1,233.5 million in 2006, up 3% from 1,201.4 million in 2005.

                                            NORTH      INTER-
                                  COTT(1)  AMERICA    NATIONAL
                                 ------    -------    --------
Change in revenue                $ 16.5    $ (88.6)   $  103.6
Impact of acquisitions            (79.6)        --      (79.6)
Impact of foreign exchange        (21.5)     (14.5)      (6.9)
                                 ------    -------    -------
Change excluding acquisitions &
   foreign exchange              $(84.6)   $(103.1)   $  17.1
                                 ------    -------    -------
Percentage change excluding
   acquisitions & foreign
   exchange                          (5%)       (7%)        5%
                                 ------    -------    -------

(1) Cott includes North America, International and Corporate & other

In North America, our revenue was $1,339.4 million in 2006, a decrease of 6% from 2005. Excluding the impact of foreign exchange, revenue decreased by 7% from 2005. Case volume in 8-ounce equivalents decreased by 9% in 2006. The volume decrease was driven by weakness in the North American carbonated soft drinks segment and product and customer rationalization. The decrease was also due to a structural change in our business arrangement with one of our self-manufacturing customers. The related revenues are now in the form of concentrates rather than filled beverages, which lowers our revenue but has minimal earnings impact.

      The international segment includes our U.K. and Europe business, our Mexican business, our Royal Crown International business and our business in Asia. Revenue from this segment was $427.1 million in 2006, an increase of 32% when compared with revenue of $323.5 million in 2005. Case volume in 8-ounce equivalents increased by 20% in 2006. The growth was due to the inclusion of Macaw's results for the entire year, as well as strong base business growth in the U.K. which was up 8% year-over-year. Mexico also reported strong growth of 22% year-over-year, primarily as a result of broadening distribution within non-supermarket channels. Excluding the impact of the Macaw Acquisition, revenue increased 7%. Excluding the impact of the Macaw Acquisition and foreign exchange, revenue increased 5%.

COST OF SALES

Cost of sales was $1,554.9 million or 87.8% of revenue, a 2 percentage point increase from $1,505.8 million or 85.8% of revenue in 2005. Variable costs represented 88% of total cost of sales in 2006, down from 89% in 2005, largely as a result of the capacity addition in 2005, which increased fixed costs. Major elements of these variable costs included ingredient and packaging costs, which increased fixed costs. fees paid to third party manufacturers and distribution costs.

                                      NORTH
Increase (decrease)            COTT  AMERICA  INTERNATIONAL
-------------------            ----  -------  --------------
Volume impact                  (6)%    (9)%        7%
Ingredients & packaging costs   2%      2%         1%
Acquisitions                    3%     --         19%
Plant closures                  1%      1%        --
U.K. supplier receivership      1%     --          3%
Foreign exchange                1%      1%         2%
Other                           1%      1%         2%
                               --      --         --
Total cost of sales change      3%     (4)%       34%
                               --    ----      -----

      As noted from the above table, the increase in total cost of sales over 2005 was 3%. Ingredients and packaging costs have increased by 2% primarily due to higher packaging materials costs, including PET bottles and cans. Acquisitions added 3% to our cost of sales as we included the costs of Macaw for the entire year. As a result of our decision to close Wyomissing and Elizabethtown, we changed the useful lives of the related property, plant and equipment and customer relationships. As a result, we recorded $13.2 million in accelerated depreciation and amortization and writedowns of spare parts inventory as plant closure costs causing a 1% increase in cost of sales. The receivership of our U.K. resin supplier and foreign exchange both contributed 1% increases. Other costs increased 1% as a result of added production capacity, partially offset by the fixed cost savings of the closure of Lachine and Columbus earlier in the year. In addition, in 2005, cost of sales was reduced by the proceeds from the HFCS litigation settlement. The above increases were partially offset by a 6% decrease related to lower sales volume.

GROSS PROFIT

Gross profit was 12.2% of revenue for 2006, down from 14.2% in 2005 mainly due to plant closure costs of $13.2 million described above and the receivership of our U.K. resin supplier that resulted in a loss of $9.0 million, while in the prior year we recorded a gain of $5.4 million for the HFCS settlement. In addition, fixed costs were higher this year due to the full year impact of the capacity addition from our new Fort Worth, Texas plant in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A was $176.1 million in 2006, up $37.5 million from $138.6 million in 2005. As a percentage of revenue, SG&A increased to 9.9% for 2006, up from 7.9% in 2005. Excluding the impact of acquisitions and foreign exchange, SG&A was up $29.1 million from 2005 primarily due to share-based compensation, higher incentive compensation expense and executive transition costs.

SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS 123R") Share-Based Payments, using the modified prospective approach and therefore have not restated results for prior periods. Under the modified prospective approach, share-based compensation expense for the year ended December 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. We estimated the forfeiture rate for fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the period ending December 30, 2006, net loss includes compensation expense of $11.4 million, or $8.4 million net of tax of $3.0 million, or $0.12 per basic and diluted share. There is no effect on cash from operating or financing activities from the adoption of SFAS 123R. Had compensation expense for the plans been determined based on the fair value at the date of grant for the year ended December 31, 2005 our income before taxes would have been $29.5 million, income tax expense would have been $12.2 million and net income would have been $17.3 million or $0.24 per basic share and diluted share as described in note 18 to our consolidated financial statements.

      Total compensation cost related to non-vested awards not yet recognized is $5.2 million. The weighted average period over which this is expected to be recognized is 0.9 year.

      During the second quarter of 2006, our shareowners approved and adopted two new compensation plans for 2006 and future periods, the Performance Share Unit ("PSUs") Plan and the Share Appreciation Rights ("SARs") Plan. These plans are designed to attract, maintain and motivate key employees while promoting the long-term financial success of our business.

      During the year ended December 30, 2006, a total of 0.6 million PSUs at a fair value of $6.9 million (C$8.0 million) were granted to employees of our Company and its subsidiaries. These are the number of units and value that are expected to be issued based on an assumption that certain performance targets will be achieved. The performance targets are not market based and therefore, the amount of expense per unit is fixed. The number of units and value can vary from 0 to 150% of the expected numbers noted above depending on meeting the performance target. Subject to the terms of the PSU plan, these units will vest on December 27, 2008. Compensation costs of $1.2 million were recognized in selling, general and administrative expenses in the period ended December 30, 2006. As of December 30, 2006, there was approximately $5.7 million of unearned compensation costs relating to the grant that is expected to be recognized on a straight-line basis over a period of 29 months.

      During the year ended December 30, 2006, a total of 0.5 million SARs at a fair value of $1.7 million were granted to employees of our Company and its subsidiaries. The fair value of the SARs grant is estimated on the date of grant using the Black-Scholes option pricing model. Subject to the terms of the SAR plan, these units will vest on July 26, 2009 and October 25, 2009. Compensation costs of $0.3 million were recognized in selling, general and administrative expenses in the period ended December 30, 2006. As of December 30, 2006, there was $1.5 million of unearned compensation costs relating to the grant that is expected to be recognized on a straight-line basis over a period of three years.

      In addition, share-based awards with a total fair value of $4.1 million were granted to our new Chief Executive Officer under the terms of his employment agreement. As of December 30, 2006, $0.9 million was recorded as compensation expense and there was $3.2 million of unearned compensation expected to be recognized on a straight-line basis over a period of three years.

RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

In 2006, we recorded restructuring, asset impairments and other charges of $38.5 million before taxes. Restructuring, asset impairments and other charges were $37.5 million before tax in 2005 and were primarily related to our North American operations.

RESTRUCTURING - In September 2005 we announced a plan to realign the management of our Canadian and U.S. businesses to a North American basis. In conjunction with this plan, we closed Lachine in February 2006 and in March 2006 we closed Columbus to bring production capacity in line with the needs of our customers.

      On July 27, 2006, we announced the realignment of the management of our U.K. and Europe business, our Mexican business, our Royal Crown International business and our business in Asia to an International basis, to focus on customer management, channel development, sales and marketing.

      In October 2006, as a result of our plans to reduce costs, we announced the closures of Elizabethtown and

Wyomissing. We ceased production at both plants on December 30, 2006, and reallocated production volume to other manufacturing sites in North America. The Wyomissing warehouse was still in operation as of December 30, 2006 and is expected to be closed in 2007.

      During 2006, we recorded $8.7 million of restructuring charges for severance and contract termination costs relating to the closures of Columbus and Lachine. We also recorded $5.6 million of restructuring charges for severance costs relating to the closures of Elizabethtown and Wyomissing. The remaining restructuring costs of $6.2 million include $5.5 million of severances and other costs resulting from consolidation of selling and administrative functions and $0.7 million relates to consulting fees incurred in connection with restructuring activities.

ASSET IMPAIRMENTS - During 2006, we recorded $1.7 million of asset impairments, including property, plant and equipment of $1.3 million, information technology software of $0.2 million and a customer relationship asset of $0.2 million relating to the closures of Columbus and Lachine. We also recorded $14.2 million of asset impairments relating to property, plant and equipment due to the closures of Elizabethtown and Wyomissing. These charges were partially offset by a $0.5 million recovery from the sale of other assets.

OTHER - Other charges of $2.6 million in 2006 relate primarily to legal and consulting fees for the U.K. Competition Commission review of the Macaw Acquisition in the U.K. On April 28, 2006, we received final clearance of the Macaw Acquisition from the Competition Commission.

      In 2005, we recorded restructuring charges of $3.2 million, asset impairments of $33.5 million and other charges of $0.8 million. Included in asset impairments of $33.5 million was an impairment loss of $20.0 million with respect to customer relationships resulting from declining sales and margins relating to certain customers.

OPERATING INCOME

Operating income was $2.3 million in 2006 including restructuring, asset impairments and other charges of $38.5 million, as compared with $71.9 million in 2005 which included restructuring, asset impairments and other charges of $37.5 million.

INTEREST EXPENSE

Net interest expense was $32.2 million in 2006, up 11.8% from $28.8 million in 2005, largely due to the financing of the Macaw acquisition of 2005.

INCOME TAXES

We recorded an income tax recovery of $16.3 million in 2006, or an effective tax rate of 48.2%, as compared with an income tax provision of $14.7 million, or an effective rate of 37.4%, in 2005. Since we do business in three main jurisdiction with different tax rates, our effective tax rate is impacted by the jurisdiction in which income is earned or losses incurred. During the year, there was a $5.3 million increase in the reserve related to a change in management's estimates of tax liabilities. This increase in reserve was partially offset by a $3.5 million decrease in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash flow from operations after capital expenditures in 2006 was $61.3 million, after capital expenditures of $48.1 million, as compared to 2005 in which cash flow from operations after capital expenditures was $44.3 million after capital expenditures of $84.8 million. We use cash flow from operations after capital expenditures to measure cash we are able to generate after considering the investments required to maintain or expand our capital base. A reconciliation to cash provided by operating activities is presented below:

                                           2006     2005
                                          ------   -------
Cash provided by operating activities     $109.4   $ 129.1
Additions to property, plant & equipment   (35.1)    (75.8)
Additions to intangibles and other
   assets                                  (13.0)     (9.0)
                                          ------   -------
Cash flow from operations after capital
   expenditures                           $ 61.3   $  44.3
                                          ------   -------

Cash flow from operations after capital expenditures increased in 2006 mainly due to a decrease in capital spending by $36.7 million.

INVESTING ACTIVITIES

CAPITAL EXPENDITURES - Our capital expenditures were $35.1 million in 2006 as compared with $75.8 million in 2005. In 2005, we completed construction of a new beverage manufacturing facility in Fort Worth, Texas. Total cost for the Fort Worth facility in 2005 was $30.7 million. In 2006, we spent $7.1 million relating to Fort Worth. There were no similar major projects in 2006.

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

SENIOR SECURED CREDIT FACILITY - We maintain committed senior secured credit facilities for financing in North America, the U.K. and Mexico expiring on March 31, 2010.

      The facilities allow for revolving credit borrowings in a principal amount of up to $225.0 million, provided we are in compliance with the covenants and conditions of the agreements, and are comprised of two separate facilities:

(1) a $220.0 million multicurrency facility made by certain lenders to us and our indirect wholly-owned subsidiaries, Cott Beverages Inc., Cott (Nelson) Limited and Cott Beverages Limited as co-borrowers, and

(2) a $5.0 million Mexican facility made by the lender to our indirect 90% owned subsidiary Cott Embotelladores de Mexico, S.A. de C.V.

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

      In general, borrowings under these facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. A facility fee of between 0.15% and 0.375% per annum is payable on the entire line of credit. The level of the facility fee is dependent on financial covenants. As of December 30, 2006 credit of $110.6 million was available after borrowings of $109.2 million, comprised of 55.7 million pounds sterling, and standby letters of credit of $5.2 million. The weighted average interest rate was 6.63% on these facilities as of December 30, 2006, as compared to 5.83% as of December 31, 2005.

SECURITIZATIONS - Our principal U.S. operating subsidiaries maintain a receivables securitization facility under which they agreed to sell substantially all of their receivables generated from their ordinary course of operations to a special purpose indirect subsidiary, Cott USA Receivables Corporation, which in turn sells and assigns undivided interests in the receivables and related assets to an unaffiliated entity and certain other financial institutions in exchange for cash. These transfers are treated as a financing for purposes of our consolidated financial statements; however, the presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity, including any special-purpose entity formed for a particular project, are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity, including any special-purpose entity formed for a particular project, are obligations of any other consolidated entity. The agreement contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining our activities or the activities of its subsidiaries, except for Cott USA Receivables Corporation.

      The amount of funds available under the receivables facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of the Purchasers. A fee of between 0.20% and 0.40% per annum is payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of December 30, 2006, $41.3 million of eligible receivables, net of reserves, were available for purchase under this facility. There were no borrowings on this facility at December 30, 2006.

SENIOR SUBORDINATED NOTES - We also have outstanding 8% senior subordinated notes, which are due in 2011. As of December 30, 2006, the principal amount of those notes was $275.0 million. The issuer of the notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the notes.

LONG-TERM DEBT - Long-term debt as of December 30, 2006 was $277.2 million, compared with $273.1 million at the end of 2005. Long-term debt in 2006 and 2005 consisted of 8% senior subordinated notes with a stated face value of $275.0 million and in 2006 capital leases of $5.9 million ($2.6 million - December 31, 2005).

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

      In addition to business covenants, there are financial covenants in our senior secured credit facility. Since March 31, 2005, our total leverage ratio, as defined in the credit agreement, was required to be no more than 3.25 to 1.0 and that requirement is tightened to 3.00 to 1.0 from July 1, 2006. At the end of 2006, our leverage ratio was 3.0 to 1.0. The senior secured credit facility also has a minimum fixed charge coverage ratio. From March 31, 2005, our fixed charge coverage ratio was required to be at least 1.05 to 1.0 and July 1, 2006 it must be at least 1.10 to 1.0 and after July 1, 2007 it must be at least 1.15 to 1.0. As of December 30, 2006 it was 2.6 to 1.0.

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

      We can only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. For purposes of the indenture, our fixed charge coverage ratio was 3.7 to 1.0 as of December 30, 2006. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

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

      We are in compliance with our covenants as of December 30, 2006. Our financial covenants are calculated and determined at the end of each quarter. We expect that we will not maintain compliance with the total leverage ratio financial covenant set forth in our senior secured credit facilities in the first quarter of 2007 and accordingly, we are in discussions with our lenders to change that financial covenant. We believe we can reach agreement with our lenders on a new covenant that is acceptable to us, although there can be no assurance that we will. Since a covenant default in our senior secured credit facilities would result in a default in our unsecured senior subordinated notes due in 2011, our notes due in 2011 would, in the event of such default, become currently due and accordingly, classified as a current liability. If our lenders do not agree to amend the covenant on terms that are acceptable to us, our lenders could terminate our facilities and we would have to replace them. Should our credit facilities and 2011 notes become currently due, we may have to incur additional fees and higher interest costs to replace them.

CAPITAL STRUCTURE

In 2006, shareowner's equity increased by $6.8 million from 2005. Shareowners' equity decreased as a result of net loss of $17.5 million. This decrease was offset by an increase in additional paid-in-capital of $11.4 million from the recording of share-based compensation expense, a $12.8 million foreign currency translation gain on the net assets of self-sustaining foreign operations and a $0.4 million change in the unrealized loss on cash flow hedges. The foreign currency translation adjustment resulted from the net changes in the pound sterling and the Canadian dollar relative to the U.S. dollar.

DIVIDEND PAYMENTS

No dividends were paid in 2006 and we are not expecting to change this policy in 2007 as we intend to use cash for future growth or debt repayment.

      There are certain restrictions on the payment of dividends under our credit facility and 2011 notes indenture. The most restrictive provision is the quarterly limitation of dividends based on the prior quarter's earnings.

CONTRACTUAL OBLIGATIONS

The following chart shows the schedule of future payments under certain contracts, including long-term debt agreements and guarantees as of December 30, 2006:

                                Payments due by period
                    ---------------------------------------------
                             Less than   Years    Years   After 5
(IN MILLIONS)        Total    1 Year      2-3      4-5     years
------------------  -------  ---------  -------  -------  -------
2011 notes          $ 275.0   $    --   $    --  $ 275.0  $   --
Interest
   expense (1)        146.6      33.8      65.8     47.0      --
Operating leases      101.4      17.3      24.8     17.1    42.2
Capital leases          5.9       2.0       3.3      0.5     0.1
Purchase
   obligations (2)    211.5      96.4      36.3     31.6    47.2
                    -------   -------   -------  -------  ------
                    $ 740.4   $ 149.5   $ 130.2  $ 371.2  $ 89.5
                    -------   -------   -------  -------  ------

----------
(1) Interest expense consists of fixed interest for our 2011 notes, global facility, receivables securitization and capital leases including administrative fees and amortization of deferred financing costs. It also includes estimated interest charges under our short term financing arrangements assuming that the balance and rates do not change from projected 2007 levels. Actual amounts will differ from estimates provided.

(2) Purchase obligations consist of an information technology outsourcing contract, contracts with certain co-packers and commitments for the purchase of inventory and capital expenditures. These obligations represent expected expenditures under the normal course of business, not our minimum contractual obligations.

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

      Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis and include the following:

REVENUE RECOGNITION

We report revenue, net of sales returns, when ownership passes to customers for products manufactured in our own plants and/or by third parties on our behalf. We regularly evaluate the facts and circumstances in relation to the criteria in the EITF 99-19 and use our best judgment to determine whether to report sales on a gross or net basis for products manufactured by third parties. Currently, the facts and circumstances surrounding all of our business support the reporting of all sales on a gross basis.

      We offer sales incentives to certain customers. We account for these incentives as a reduction in sales. We follow the guidance under EITF 01-9 in accounting for sales incentives. Where the incentive has been paid in advance, we amortize the amount based on expected future sales related to the incentive. Where the incentive is to be paid in arrears, we accrue the amount based on our estimate of the total rebate the customer is expected to earn and claim. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals accordingly.

      Although we accept returns of products from our customers occasionally, such returns, historically, have not been material.

IMPAIRMENT TESTING OF GOODWILL AND INTANGIBLE ASSETS WITH AN INDEFINITE LIFE

With the implementation of Statement of Financial Accounting Standard ("SFAS") 142 in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment. Any impairment loss is recognized in income. We have goodwill of $158.4 million and rights of $80.4 million on our balance sheet at December 30, 2006.

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

OTHER INTANGIBLE ASSETS

Other intangible assets consist principally of customer relationships that arise from acquisitions, which amounted to $115.7 million at December 30, 2006. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We review the estimated useful life of these intangible assets annually unless it is required more frequently because of a triggering event. During fiscal 2006, we changed the estimated useful life of two customer relationship assets relating to the closures of Wyomissing and Elizabethtown and recorded accelerated amortization of $2.4 million.

IMPAIRMENT OF LONG-LIVED ASSETS

We periodically compare the carrying value of long-lived assets, including customer relationships by customer, to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment in our income statement. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. We also periodically review the estimated useful life of these assets. In 2006, we recorded impairment losses of $15.9 million relating to long-lived assets of the Elizabethtown, Wyomissing, Columbus, and Lachine facilities in restructuring, asset impairments and other. We also changed the estimated useful life of two customer relationship assets and property, plant and equipment resulting in $2.4 million in accelerated amortization and $8.2 million in accelerated depreciation respectively resulting from the closures of Wyomissing and Elizabethtown.

RESTRUCTURING CHARGES

Over the last two years we have undertaken restructuring activities which resulted in provisions for severance and lease terminations. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives and, as a result, there may be additional charges or adjustments for changes in estimates of amounts previously expensed as well as charges for new restructuring activities.

SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS") 123R, Share-Based Payments, using the modified prospective approach and therefore have not restated results for prior periods. Under this prospective approach, share-based compensation expense for the year ended December 30, 2006 includes compensation expense for all share-based compensation awards granted, prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. We estimated the forfeiture rate for fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years.

      The fair value of each option and share appreciation rights grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions are based on three factors: risk-free interest rate, expected term and expected volatility. The risk-free interest rate is based on the implied yield available on zero coupon Government of Canada bond with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on a combination of historical volatility of our stock and the implied volatility of our traded options.

      In 2006, we also awarded performance share units to our employees as part of our two new long-term incentive plans. The number of units ultimately earned by our employees will depend on our performance over a three year performance cycle and accordingly the compensation expense will vary depending on our estimate of the number of units which will ultimately vest. We review our performance against these targets and will adjust the compensation expense to reflect our best estimate of the number of units we expect to vest. These performance targets are not market based and therefore, the expense per unit is fixed.

INVENTORY COSTS

Effective January 1, 2006, we adopted SFAS 151, Inventory Costs. The statement requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. Unallocated overheads resulting from abnormally low production and certain other costs are to be recognized as an expense in the period in which they are incurred. There was no material impact from the adoption of this standard.

INCOME TAXES

We regularly review the recognized and unrecognized deferred income tax assets to determine whether or not a valuation allowance is required. Management continues to believe that it is more likely than not that the deferred tax asset of $17.5 million in respect of Canada will not be realized and has retained a valuation allowance for this amount. An increase in reserves of $5.3 million partially offset the decrease in the valuation allowance. All other deferred tax assets will be realized as a result of anticipated future taxable income from these operations. The remaining deferred tax assets of $11.7 million relate primarily to the United States. A significant change in the volumes or profitability of these operations could affect the realization of the deferred tax assets. We periodically review exposures and make our best estimate of the reserve amount.

      In the ordinary course of business, we enter into transactions where the ultimate tax determination may be uncertain. These uncertainties require us to make estimates of the ultimate tax liabilities and, accordingly, the provision for income taxes. While we believe our estimates are reasonable and appropriate, additional income tax provisions may result if tax matters are resolved or settled at amounts different from those estimates. Although we are currently the subject of audits by taxation authorities in various jurisdictions, including Canada and the United States, and while the liabilities, if any, resulting from these audits are not determinable at this time, we do not believe that the resolution of these audits will have a material adverse effect on our financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes." We will adopt FIN 48 for our interim period ending March 31, 2007. This interpretation prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that we have taken or expect to take in our tax returns. We are currently evaluating the impact of the new standard on our financial statements. Any adjustment required to increase or decrease our tax liabilities as a result of adopting the new standard will be accounted for as an adjustment to opening retained earnings as of December 30, 2006. We will recognize interest and penalties relating to unrecognized tax benefits within income tax expense. As of December 30, 2006, we have recognized an income tax reserve of $10.3 million relating to uncertain tax positions we have taken. Although we are currently the subject of audits by taxation authorities in various jurisdictions, including Canada and the United States, we do not believe that the resolution of these audits will have a material adverse affect on our financial position.

INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

      We assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

      Based on this assessment, we determined that, as of December 30, 2006, our internal control over financial reporting was not effective due to the existence of material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      We did not maintain effective controls over the completeness, accuracy, valuation and existence of inventory held by a supplier to our U.K. business and the valuation of credit notes due from that supplier. In addition, we did not maintain appropriate segregation of duties because an employee of our U.K. business negotiated and entered into purchase contracts while maintaining overall responsibility for the accounting for these transactions without appropriate review or monitoring. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result of the receivership of our U.K. supplier of which we were advised subsequent to year-end, we identified an adjustment of $9 million that was recorded in the financial statements for the year ended December 30, 2006.

      We did not maintain effective internal controls over our procurement process, specifically the authorization and approval of contracts and timely communication of contracts to appropriate accounting personnel to evaluate their accounting treatment. These control deficiencies could affect financial statement balances of inventory, prepaids, property, plant and equipment and related depreciation, accounts payable and capital lease obligations and could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

      Our assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on pages 34 and 35.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

In response to the identified material weaknesses, we, with oversight from our Audit Committee, are focused on improving our internal controls and remedying the identified material weaknesses, through implementing new controls and policies and ensuring that all our controls and policies are followed.

     Our policies require periodic inventory counts and detailed reconciliation procedures to ensure the completeness, accuracy and existence of inventory. In addition, we have procedures in place to ensure appropriate valuation of inventory and credit notes. We plan on monitoring adherence to our policies by assigning appropriate personnel to undertake responsibility for these controls. We have also begun implementing a functional reporting structure intended to ensure appropriate segregation of duties.

      We have recently hired a Chief Manufacturing and Supply Chain Officer who is responsible for the global procurement function. We will implement processes to ensure that our policy that all contracts be appropriately authorized and that appropriate review for accounting of contracts takes place on a timely basis is followed.

      We believe that these corrective actions will remediate the material weaknesses identified above. We will continue to monitor the effectiveness of these actions and will make any changes and take such other actions that we deem appropriate given the circumstances.

2005 VERSUS 2004

RESULTS OF OPERATIONS

                                                2005                  2004
                                       -------------------  --------------------
                                        MILLIONS   PERCENT   MILLIONS    PERCENT
                                           OF         OF        OF         OF
                                        DOLLARS    REVENUE    DOLLARS    REVENUE
                                       ----------  -------  -----------  -------
Revenue                                $ 1,755.3    100.0%  $  1,646.3    100.0%
Cost of sales                            1,505.8     85.8%     1,362.6     82.8%
                                       ---------    -----   ----------    -----
Gross margin                               249.5     14.2%       283.7     17.2%
SG&A                                       138.6      7.9%       138.1      8.4%
Loss/(gain) on sale of property,
   plant and equipment                       1.5      0.1%        (0.3)      --
Restructuring, asset impairments and
   other                                    37.5      2.1%         0.9       --
                                       ---------    -----   ----------    -----
Operating income                            71.9      4.1%       145.0      8.8%
Other expense                               (0.7)      --          0.2       --
Interest expense                            28.8      1.7%        26.0      1.6%
Minority interest                            4.5      0.3%         4.0      0.2%
Income taxes                                14.7      0.8%        35.8      2.2%
Equity loss                                   --       --          0.7       --
                                       ---------    -----   ----------    -----
Net income                             $    24.6      1.4%  $     78.3      4.8%
                                       =========    =====   ==========    =====

Depreciation & amortization                 70.2      4.0%        60.0      3.6%
                                       =========    =====   ==========    =====

REVENUE

Revenue in 2005 was $1,755.3 million, an increase of 7% from $1,646.3 million in 2004. The August 2005 Macaw Acquisition, the March 2004 acquisition of certain assets of The Cardinal Companies of Elizabethtown, LLC ("Cardinal") and the October 2004 acquisition of certain of the assets of Metro Beverage Co. ("Metro") added $55.5 million or 3%, in the aggregate, to revenue in 2005 as compared with 2004. As shown in the following table, revenue increased 2% when the impact of these acquisitions and foreign exchange are excluded. Total case volume in 8-ounce equivalents for 2005 was 1,201 million, up 5% from 1,148 million in 2004. Excluding the impact of acquisitions, volume was up 1%.

                                                                NORTH    INTER-
                                                      COTT(1)   AMERICA  NATIONAL
                                                      ------   -------  --------
Change in revenue                                     $109.0   $ 39.5   $  68.0
Impact of acquisitions                                  55.5     17.7      37.8
Impact of foreign exchange                              14.0     13.8       0.2
                                                      ------   ------   -------
Change excluding acquisitions & foreign exchange      $ 39.5   $  8.0   $  30.0
                                                      ------   ------   -------
Percentage change excluding acquisitions & foreign
   exchange                                                2%       1%       12%
                                                      ------   ------   -------

(1) Cott includes North America, International and Corporate & other.

In North America, our revenue was $1,428.0 million in 2005, an increase of 3% from 2004. Excluding acquisitions and the impact of foreign exchange, revenue increased by almost 1% from 2004. Case volume in 8-ounce equivalents decreased by almost 2% in 2005, down 3% excluding the impact of acquisitions. The volume decrease was driven by weakness in the North American CSD category and was offset by selling price increases implemented in response to higher raw material costs.

      The international segment includes U.K., Europe, Mexico, Royal Crown International and Asia. In the U.K and Europe, our revenue was $251.9 million in 2005, an increase of 30% from $194.3 million in 2004. Excluding the impact of the Macaw Acquisition and the weakened pound sterling, revenue increased 11% in 2005 reflecting higher volume. Case volume in 8-ounce equivalents was up 40% from 2004, an increase of 10% excluding the Macaw Acquisition. Volume increased as customers expanded their retailer brand product offerings and we grew our contract packing business. Revenue from Mexico, Royal Crown International and Asia was $71.6 million in 2005, an increase of 17% when compared with revenue of $61.2 million in 2004. Excluding foreign exchange, revenue increased 14%. Revenue in Mexico continue to expand, reaching $50.9 million for an increase of 25% over 2004.

COST OF SALES

Cost of sales was $1,505.8 million or 85.8% of revenue, a 3 percentage point increase from $1,362.6 million or 82.8% of revenue in 2004. Variable costs represented 89% of total cost of sales in 2005, down from 90% in 2004 as a result of recent capacity additions. Major elements of these variable costs included ingredient and packaging costs, fees paid to third party manufacturers and distribution costs.

                                         NORTH    INTER-
Increase (decrease)               COTT  AMERICA  NATIONAL
-------------------               ----  -------  --------
Volume impact                     (1)%    (3)%      11%
Ingredients & packaging costs      5%      5%       --
Product mix                        1%      1%       --
Acquisitions                       4%      2%       17%
Depreciation & other fixed costs   1%      1%        1%
Foreign exchange                   1%      1%       --
Other                             --      --         1%
                                  --      --        --
Total cost of sales change        11%      7%       30%
                                  ==      ==        ==

      The increase in total cost of sales as a percent of revenue reflects an increase in ingredients and packaging costs as well as higher fixed costs. Ingredients and packaging cost increases were impacted by high fructose corn syrup, PET bottles and cans cost. Higher fixed costs resulted from recently added production capacity. Variable cost savings from the increase in the proportion of our North American production manufactured in our own facilities partially offset those increases. In 2005, cost of sales was reduced by the proceeds from the HFCS litigation settlement.

GROSS PROFIT

Gross profit was 14.2% of revenue for 2005, down from 17.2% in 2004 as realized selling price increases were more than offset by higher packaging and raw material prices. The change in product mix toward lower margined bottled water and the fixed cost of additional plant capacities also contributed to lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A was $138.6 million in 2005, up slightly from $138.1 million in 2004. As a percentage of revenue, SG&A declined to 7.9% for 2005, down from 8.4% in 2004. Excluding the impact of acquisitions and foreign exchange, SG&A was down $5.0 million from 2004 primarily due to lower incentive compensation and lower bad debt expense. A $3.1 million provision was recorded against a North American export receivable in 2004.

RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER

In 2005, we recorded restructuring, asset impairments and other charges of $37.5 million before tax. Restructuring, asset impairments and other charges were $0.9 million before tax in 2004 and were primarily related to the writedown of an investment in an equity investee.

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

      Asset impairment charges relating to the realignment included $9.3 million for the closure of the Columbus plant announced in December 2005, including property, plant and equipment of $3.4 million and goodwill of $5.9 million; and $3.7 million reflecting the write down of certain equipment and our remaining investment in an equity investee.

      We also recorded an impairment loss of $20.0 million with respect to customer relationships. As a result of declining sales and margins relating to certain customers we reviewed related long-lived assets for impairment. This review indicated that the customer relationship assets were impaired and as a result the carrying value was written down to its estimated fair value.

OTHER - Other costs of $0.8 million in 2005 relate primarily to legal fees for the U.K. Office of Fair Trading and Competition Commission reviews of the Macaw Acquisition in the U.K. On April 28, 2006, we received final clearance of the Macaw Acquisition from the Competition Commission.

OPERATING INCOME

Operating income was $73.4 million in 2005 including restructuring, asset impairments and other charges of $37.5 million, as compared with $144.7 million in 2004 which included a writedown of an investment of $0.9 million.

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

OUTLOOK

While we expect continued decline in the carbonated soft drinks industry in the North American Food and Mass Channels, energy drinks and non-carbonated beverages, including bottled water, sports drinks and ready-to-drink teas, are showing strong growth. However, the impact of higher retail prices on CSD industry volumes, as beverage manufacturers pass through significant commodity cost increases, is uncertain.

      Ingredients and packaging costs represent a significant portion of our cost of sales. Most of these costs are subject to global and regional commodity cost trends. Our three biggest commodities are aluminum, resin and HFCS. In 2006, most aluminum buyers, including ourselves, were protected by price caps keeping the price paid below world prices. However, the cap on aluminum in our contract with CCS expired in December 2006, and in 2007, the price paid for aluminum has increased significantly to reflect world pricing. While we currently expect aluminum prices to decrease through 2007, the degree of the price decline and the timing are uncertain. Resin prices have increased significantly in recent years but are expected to be down slightly in 2007 as compared with 2006 levels. HFCS has a history of volatile price changes. We typically purchase HFCS requirements for North America under 12 month contracts and have locked in the majority of our requirements for the year. Our HFCS prices will be up significantly in 2007 over prior year and we expect this trend to continue in the future, as a result of growing demand for corn-related products.

      To be successful in this environment, we will need to continue to cover all raw material cost increases with pricing, work to strategically reduce costs, aggressively improve the efficiency of our overall supply chain including bottled water profitability, increase our penetration into the non-carbonated beverages category and expand further into international markets.

      Our strategy for creating and sustaining long-term growth and profitability is based on three key strategic priorities: 1) being the lowest cost producer; 2) becoming the retailers' best partner; and 3) building and sustaining an innovation pipeline.

      Our cost reduction program includes initiatives to optimize assets, reduce fixed costs and implement world-class efficiencies, the adoption of a sub-zero based budgeting system, optimization of selling, general and administrative expenses, further centralization of procurement and suppliers, ongoing SKU rationalization and optimization of all capital investments. In addition, we intend to drive revenue and volume growth by focusing on in-store merchandising and display, penetration of new, high-margin beverage segments, expansion of our business to new, high-margin channels, and expansion to new global customers and geographies.

      To support the Company's long-term growth, we have restructured our organization under two business units responsible for North America and International. These two business units are focused on customer management, channel development, sales and marketing and are supported by six centralized functions: 1) People; 2) Manufacturing & Supply Chain; 3) Finance; 4) Legal; 5) Information Technology & Shared Services and 6) Communications. The new organizational structure is designed to leverage our strengths in addressing growth opportunities while driving efficiencies throughout the Company.

      Since September 29, 2005 through the end of our 2006 fiscal year, we have recorded pretax charges of $86.0 million relating to our previously announced North American realignment, various cost reduction programs and relating to impairments of customer relationship intangible assets. These amounts are part of our estimated $115 to $125 million in total charges related to cost reduction. This range was revised from the initially announced range of $60 to $80 million, as a result of additional plant closures, office consolidation and organizational streamlining. In the near term, it is reasonably possible that additional charges for exit costs and severances relating to our cost reduction programs will be in the range of $29 million to $39 million.

Our business strategy, while focused on driving improved performance in our North American core portfolio with current customers, also involves continued expansion of our business outside North America. We continue to view Mexico as a strong long-term growth opportunity and are working closely with our customers to grow the retailer brand beverage segment in this market and expand into new channels and product segments. Our U.K. division intends to continue to enhance its performance through product innovation and expansion in aseptic products with the installation of a second aseptic production line in our Nelson facility in the spring of 2007.

      We have already taken significant costs out of the business but there is more we can do. We have made good early progress in expanding into new channels, new products and new customers, especially internationally. It takes time to see the benefits of these initiatives, but we expect them to positively impact the business and our financial results in 2007 and beyond.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE

We are exposed to changes in foreign currency exchange rates. Operations outside of the U.S. accounted for approximately 35% of 2006 revenue and 29% of 2005 revenue, and are concentrated principally in the U.K., Canada and Mexico. Our debt instruments, including debt of

55.7 million pounds sterling are related to the U.K. operations. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar and pound sterling at current levels of foreign debt and operations could be material to our financial condition and profitability.

      In 2005, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the Canadian and U.K. and European business segments. The hedges consisted of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and matured at various dates through December 28, 2006. The fair market value of the foreign exchange options, if any, is included in prepaid expenses and other assets.

      At December 30, 2006 there are no hedges outstanding. We recorded a $0.4 million decrease in the unrealized loss in other comprehensive income in 2006 relating to options maturing during the year.

      The instruments are cash flow hedges under SFAS 133; accordingly, changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings.

DEBT OBLIGATIONS AND INTEREST RATES

We have exposure to interest rate risk from our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are most vulnerable to fluctuations in the U.K. short-term base rate and the LIBOR rate. At current debt levels, a hypothetical increase of 10% in either interest rate measure would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at December 30, 2006 was 7.58%.

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

The information below summarizes our market risks associated with long-term debt obligations as of December 30, 2006. The table presents principal cash flows and related interest rates by year of maturity. Interest rates disclosed represent the actual weighted average rates as of December 30, 2006.

                                  DEBT OBLIGATIONS
                             ------------------------------
                                          WEIGHTED AVERAGE
                                         INTEREST RATE FOR
(IN MILLIONS OF US DOLLARS)  FIXED RATE    DEBT MATURING
---------------------------  ----------  ------------------
DEBT MATURING IN:
2007                         $      2.0        5.3%
2008                                2.0        5.3%
2009                                1.4        5.4%
2010                                0.5        5.2%
2011                              275.0        8.0%
                             ----------        ---
Total                        $    280.9        7.9%
                             ----------        ---
Fair Value                   $    287.1
                             ----------

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

      In order to meet our responsibility, management maintains a system of internal controls including policies and procedures designed to provide reasonable assurance that assets are safeguarded and reliable financial records are maintained. We have contracted with Deloitte & Touche LLP to provide internal audit services including monitoring and reporting on the adequacy of and compliance with internal controls, in accordance with their approved annual internal audit plan. The internal audit function reports regularly to the Audit Committee of the Board of Directors and we take such actions as are appropriate to address control deficiencies and other opportunities for improvement as they are identified.

      For the year ended December 30, 2006, we identified material weaknesses in the areas of procurement, segregation of duties and inventory. In response to the identified material weaknesses, we, with oversight from our Audit Committee, are focused on improving our internal controls over financial reporting and remedying the identified material weaknesses, through implementing new controls and policies and ensuring that all our controls and policies are followed. The material weaknesses are disclosed on "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, covering their audit of the consolidated financial statements and internal control over financial reporting as of December 30, 2006 and December 31, 2005 and the audit of the January 1, 2005 financial statements, is included in this Annual Report. We used PricewaterhouseCoopers LLP for audit and tax compliance services in 2006 and plan to engage them only to provide these services in the future.

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

                         /s/ Brent D. Willis
                         -----------------------------------------------------
                         Brent D. Willis
                         Chief Executive Officer
                         February 19, 2007

                         /s/ Tina Dell'Aquila
                         -----------------------------------------------------
                         Tina Dell'Aquila
                         Chief Financial Officer, Vice President, Controller & Assistant Secretary
                         February 19, 2007

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREOWNERS OF COTT CORPORATION:

We have completed integrated audits of Cott Corporation's December 30, 2006, December 31, 2005 and January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

In our opinion, the consolidated financial statements appearing under Item 8 of Form 10-K present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at December 30, 2006 and December 31, 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedules appearing under Item 15 of Form 10-K present fairly, in all material respects, the information set therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standard ("SFAS") 123(R), Share-Based Payments which changed its method of accounting for stock-based compensation. In addition, the Company adopted SFAS 151, Inventory Costs, which changed its method of accounting for fixed production overheads.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, we have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A of Form 10-K, that the Company did not maintain effective internal control over financial reporting as of December 30, 2006, because of the effects of material weaknesses relating to the Company not maintaining effective control over i) completeness, accuracy, valuation and existence of inventory and segregation of duties, and
ii) procurement, specifically the authorization and approval of contracts and timely communication of contracts to evaluate their accounting treatment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

1. The Company did not maintain effective controls over the completeness, accuracy, valuation and existence of inventory held by a supplier at the United Kingdom division and the valuation of credit notes due from that supplier. The Company did not maintain appropriate segregation of duties because an employee of the United Kingdom division negotiated and entered into purchase contracts while maintaining overall responsibility for the accounting for these transactions without appropriate review or monitoring.

2. The Company did not maintain effective internal controls over the procurement process, specifically the authorization and approval of contracts and timely communication of contracts to appropriate accounting personnel to evaluate their accounting treatment. These control deficiencies could affect financial statement balances of inventory, prepaids, property, plant and equipment and related depreciation, accounts payable and capital lease obligations.

Each of these control deficiencies could result in a misstatement of the Company's financial statement accounts and disclosures balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 30, 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

                                      /s/ PricewaterhouseCoopers LLP
                                      ---------------------------------------
                                      PricewaterhouseCoopers LLP
                                      Chartered Accountants
                                      Toronto, Ontario
                                      February 19, 2007

COTT CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

                                                                         For the years ended
                                                               --------------------------------------
                                                               DECEMBER 30,  December 31,  January 1,
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)            2006          2005         2005
                                                               ------------  ------------  ----------
REVENUE                                                        $   1,771.8   $   1,755.3   $ 1,646.3
Cost of sales                                                      1,554.9       1,505.8     1,362.6
                                                               -----------   -----------   ---------
GROSS PROFIT                                                         216.9         249.5       283.7
Selling, general and administrative expenses                         176.1         138.6       138.1
Loss (gain) on disposal of property, plant and equipment                --           1.5        (0.3)
Restructuring, asset impairments and other charges - note 2
   Restructuring                                                      20.5           3.2          --
   Asset impairments                                                  15.4          33.5         0.9
   Other                                                               2.6           0.8          --
                                                               -----------   -----------   ---------
 OPERATING INCOME                                                      2.3          71.9       145.0
 Other expense (income), net - note 3                                  0.1          (0.7)        0.2
 Interest expense, net - note 4                                       32.2          28.8        26.0
 Minority interest                                                     3.8           4.5         4.0
                                                               -----------   -----------   ---------
 (LOSS) INCOME BEFORE INCOME TAXES AND EQUITY LOSS                   (33.8)         39.3       114.8
 Income taxes - note 5                                               (16.3)         14.7        35.8
 Equity loss                                                            --            --         0.7
 NET (LOSS) INCOME - note 6                                    $     (17.5)  $      24.6   $    78.3
                                                               ===========   ===========   =========

 PER SHARE DATA - note 7

    NET (LOSS) INCOME PER COMMON SHARE
    Basic                                                      $     (0.24)  $      0.34   $    1.10
    Diluted                                                    $     (0.24)  $      0.34   $    1.09

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 30,  December 31,
(IN MILLIONS OF U.S. DOLLARS)                                         2006          2005
                                                                  ------------  ------------
ASSETS
   CURRENT ASSETS
    Cash                                                          $      13.4   $       21.7
    Accounts receivable - note 8                                        187.0          190.1
    Income taxes recoverable                                             16.6            1.0
    Inventories - note 9                                                131.2          144.2
    Prepaid expenses and other assets - note 10                          10.3            9.5
    Deferred income taxes - note 5                                       11.7            7.3
                                                                  -----------   ------------
                                                                        370.2          373.8
PROPERTY, PLANT AND EQUIPMENT - note 11                                 360.2          394.2
GOODWILL - note 12                                                      158.4          150.3
INTANGIBLES AND OTHER ASSETS - note 13                                  250.7          260.4
DEFERRED INCOME TAXES - note 5                                             --            0.4
                                                                  -----------   ------------
                                                                  $   1,139.5   $    1,179.1
                                                                  ===========   ============

LIABILITIES
CURRENT LIABILITIES
    Short-term borrowings - note 14                               $     107.7   $      157.9
    Current maturities of long-term debt - note 15                        2.0            0.8
    Accounts payable and accrued liabilities - note 16                  186.5          182.5
    Deferred income taxes - note 5                                         --            0.2
                                                                  -----------   ------------
                                                                        296.2          341.4
LONG-TERM DEBT - note 15                                                275.2          272.3
DEFERRED INCOME TAXES - note 5                                           58.5           61.0
                                                                  -----------   ------------
                                                                        629.9          674.7
                                                                  -----------   ------------
MINORITY INTEREST                                                        20.9           22.5

SHAREOWNERS' EQUITY
CAPITAL STOCK - note 17
    Common shares - 71,749,630 (2005 - 71,711,630) shares issued        273.4          273.0
RESTRICTED SHARES - note 18                                              (0.7)            --
ADDITIONAL PAID-IN-CAPITAL                                               29.8           18.4
RETAINED EARNINGS                                                       168.7          186.2
ACCUMULATED OTHER COMPREHENSIVE INCOME                                   17.5            4.3
                                                                  -----------   ------------
                                                                        488.7          481.9
                                                                  -----------   ------------
                                                                  $   1,139.5   $    1,179.1
                                                                  ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Serge Gouin                                 /s/ Philip B. Livingston
---------------------------------               --------------------------------
Director                                        Director

COTT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                             NUMBER OF                                               ACCUMULATED
                                              COMMON                          ADDITIONAL                OTHER
                                              SHARES      COMMON  ESTRICTED    PAID-IN-   RETAINED  COMPREHENSIVE   TOTAL
(IN MILLIONS OF U.S. DOLLARS)             (IN THOUSANDS)  SHARES   SHARES      CAPITAL    EARNINGS      INCOME     EQUITY
                                          --------------  ------  ---------   ----------  --------  -------------  ------
Balance at January 3, 2004                      70,259    $255.2  $      --   $     12.7  $  83.3   $       (6.1)  $345.1
Options exercised, including tax benefit
    of $4.9 million - note 18                    1,181      14.2         --          4.9       --             --     19.1
Comprehensive income - note 6
     Currency translation adjustment                --        --         --           --       --           15.8     15.8
     Unrealized losses on cash flow
       hedges - note 10                             --        --         --           --       --           (1.0)    (1.0)
     Net income                                     --        --         --           --     78.3             --     78.3
                                                ------    ------  ---------   ----------  -------   ------------   ------
                                                    --        --         --           --     78.3           14.8     93.1
                                                ------    ------  ---------   ----------  -------   ------------   ------

Balance at January 1, 2005                      71,440     269.4         --   $     17.6    161.6            8.7     457.3

Options exercised, including tax benefit
    of $0.8 million - note 18                      272       3.6         --          0.8       --             --      4.4
Comprehensive income - note 6
     Currency translation adjustment                --        --         --           --       --           (5.0)    (5.0)
    Change in unrealized loss on cash
     flow hedges - note 10                          --        --         --           --       --            0.6      0.6
     Net income                                     --        --         --           --     24.6             --     24.6
                                                ------    ------  ---------   ----------  -------   ------------   ------
                                                    --        --         --           --     24.6           (4.4)    20.2
                                                ------    ------  ---------   ----------  -------   ------------   ------

Balance at December 31, 2005                    71,712     273.0         --   $     18.4    186.2            4.3    481.9

Options exercised, including tax benefi
    of nil                                          38       0.4         --           --       --             --      0.4
Restricted shares - note 18                         --        --       (0.7)          --       --             --     (0.7)
Share-based compensation                            --        --         --         11.4       --             --     11.4
Comprehensive income - note 6
     Currency translation adjustment                --        --         --           --       --           12.8     12.8
    Change in unrealized loss on cash
     flow hedges - note 10                          --        --         --           --       --            0.4      0.4
     Net loss                                       --        --         --           --    (17.5)            --    (17.5)
                                                ------    ------  ---------   ----------  -------   ------------   ------
                                                    --        --         --           --    (17.5)          13.2     (4.3)
                                                ------    ------  ---------   ----------  -------   ------------   ------

BALANCE AT DECEMBER 30, 2006                    71,750    $273.4  $    (0.7)  $     29.8  $ 168.7   $       17.5   $488.7
                                                ======    ======  =========   ==========  =======   ============   ======

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the years ended
                                                            --------------------------------------
                                                            DECEMBER 30,  December 31,  January 1,
(IN MILLIONS OF U.S. DOLLARS)                                   2006          2005         2005
                                                            ------------  ------------  ----------
OPERATING ACTIVITIES
Net (loss) income                                           $     (17.5)  $      24.6   $    78.3
Depreciation and amortization                                      86.8          70.2        60.0
Amortization of financing fees                                      1.1           0.8         0.7
Share-based compensation - note 18                                 11.4            --          --
Deferred income taxes - note 5                                     (6.6)         (6.5)        9.1
Minority interest                                                   3.8           4.5         4.0
Loss (gain) on disposal of property, plant and equipment             --           1.5        (0.3)
Equity loss                                                          --            --         0.7
Asset impairments                                                  15.4          33.5         1.5
Other non-cash items                                               12.0           1.5         1.1
Net change in non-cash working capital - note 19                    3.0          (1.0)      (52.4)
                                                            -----------   -----------   ---------

Cash provided by operating activities                             109.4         129.1       102.7
INVESTING ACTIVITIES
Additions to property, plant and equipment                        (35.1)        (75.8)      (50.3)
Additions to intangibles and other assets                         (13.0)         (9.0)      (10.1)
Proceeds from disposition of property, plant and equipment          1.6           2.2         5.4
Acquisitions - note 20                                               --        (135.1)      (34.6)
Acquisition of production capacity                                   --            --        (3.8)
                                                            -----------   -----------   ---------

Cash used in investing activities                                 (46.5)       (217.7)      (93.4)
FINANCING ACTIVITIES
Payments of long-term debt                                         (1.0)         (0.9)       (3.5)
Short-term borrowings                                             (65.9)         91.8        (7.0)
Distributions to subsidiary minority shareowner                    (5.4)         (5.8)       (5.9)
Issue of common shares                                              0.4           3.6        14.3
Financing costs                                                      --          (3.8)         --
Other financing activities                                          0.6          (0.4)       (0.4)
                                                            -----------   -----------   ---------

Cash (used in) provided by financing activities                   (71.3)         84.5        (2.5)
                                                            -----------   -----------   ---------

Effect of exchange rate changes on cash                             0.1          (0.8)        1.4
                                                            -----------   -----------   ---------
NET (DECREASE) INCREASE IN CASH                                    (8.3)         (4.9)        8.2
                                                            -----------   -----------   ---------

CASH, BEGINNING OF YEAR                                            21.7          26.6        18.4
                                                            -----------   -----------   ---------
CASH, END OF YEAR                                           $      13.4   $      21.7   $    26.6
                                                            ===========   ===========   =========

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED 2006, 2005 AND 2004

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

BASIS OF CONSOLIDATION

The financial statements consolidate our accounts and our wholly-owned and majority-owned subsidiaries where we are exposed to the majority of the expected losses or returns.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes." We will adopt FIN 48 for our interim period ending March 31, 2007. This interpretation prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that we have taken or expect to take in our tax returns. We are currently evaluating the impact of the new standard on our financial statements. Any adjustment required to increase or decrease our tax liabilities as a result of adopting the new standard will be accounted for as an adjustment to opening retained earnings as of December 30, 2006. We will recognize interest and penalties relating to unrecognized tax benefits within income tax expense. As of December 30, 2006, we have recognized an income tax reserve of $10.3 million relating to uncertain tax positions we have taken. Although we are currently the subject of audits by taxation authorities in various jurisdictions, including Canada and the United States, we do not believe that the resolution of these audits will have a material adverse affect on our financial position.

REVENUE RECOGNITION

We recognize revenue, net of sales returns, at the time ownership passes to the customer. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue. Although we accept returns of products from our customers occasionally, such returns, historically, have not been material.

SALES INCENTIVES

We participate in various incentive programs with our customers including volume based incentives, promotional allowance incentives and contractual rebate incentives. Sales incentives are deducted in arriving at sales. Sales incentives, based on our customers achieving volume targets or remaining loyal for a period of time, are accrued as the incentives are earned and are based on management's estimate of the total rebate the customer is expected to earn and claim. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals accordingly.

COSTS OF SALES

We record shipping and handling and finished goods inventory costs in cost of sales. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We record all other expenses not charged to production as general and administrative expenses.

SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS") 123R, Share-Based Payments, using the modified prospective approach and therefore have not restated results for prior periods. Under the modified prospective approach, share-based compensation expense for the year ended December 30, 2006 includes compensation expense for all share-based compensation awards granted, prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. We estimated the forfeiture rate for fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the year ended December 30, 2006, net loss includes compensation expense of $11.4 million, or $8.4 million net of tax recovery of $3.0 million, or $0.12 per basic and diluted share. Had compensation expense for the plans been determined based on the fair value at the date of grant for the year ended December 31, 2005 our income before taxes would have been $29.5 million, income tax expense would have been $12.2 million and net income would have been $17.3 million or $0.24 per basic and diluted share as described in note 18.

      Upon adoption of SFAS 123R, we used the long form method for calculating the tax effect of share-based compensation. Under this method, we determine the beginning balance of additional paid-in-capital related to the tax effects of the employee share-based compensation as if we had adopted the recognition provisions of SFAS 123 since its effective date of January 1, 1995. On an ongoing basis, additional paid-in-capital is adjusted by the tax impact related to the difference between the amount deducted for tax purposes and the compensation cost for accounting purposes. Where the tax deduction exceeds book compensation cost, an increase in additional paid-in-capital is recorded. Where the tax deduction is less than book compensation cost, a reduction in additional paid-in-capital is recorded to the extent there is an accumulated balance or charged to income tax expense if a shortfall remains after the accumulated additional paid-in-capital is brought to zero.

INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. Returnable bottles and plastic shells are valued at the lower of cost, deposit value or net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor and manufacturing overhead costs.

      Effective January 1, 2006, we adopted SFAS 151, Inventory Costs. The statement requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. Unallocated overheads resulting from abnormally low production and certain other costs are to be recognized as an expense in the period in which they are incurred. There was no material impact from the adoption of this standard.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

------------------------------------------------------------------------
Buildings                                              20 to 40 years
Machinery and equipment                                 7 to 15 years
Furniture and fixtures                                  3 to 10 years
Plates and films                                        up to 5 years
------------------------------------------------------------------------

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

NOTE 2
Restructuring, Asset Impairments and Other Charges

                                         For the years ended
                            -------------------------------------------
                            DECEMBER 30,      December 31,   January 1,
                                2006              2005          2005
                            ------------      ------------   ----------
                                (IN MILLIONS OF U.S. DOLLARS)
Restructuring               $       20.5      $        3.2   $       --
Asset impairments                   15.4              33.5          0.9
Other                                2.6               0.8           --
                            ------------      ------------   ----------
                            $       38.5      $       37.5   $      0.9
                            ============      ============   ==========

In September 2005 we announced our plan to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate under performing assets and increase focus on high potential accounts.

      In conjunction with this plan, we closed our Lachine, Quebec juice plant ("Lachine") in February 2006 and in March 2006 we closed our Columbus, Ohio soft drink plant and warehouse ("Columbus") to bring production capacity in line with the needs of our customers.

      On July 27, 2006, we announced the realignment of the management of our U.K. and Europe business, our Mexican business, our Royal Crown International business and our business in Asia to an International basis, to focus on customer management, channel development, sales and marketing.

      In addition, on October 26, 2006, we announced the closures of our manufacturing plant in Elizabethtown, Kentucky ("Elizabethtown") and our manufacturing plant and warehousing operations in Wyomissing, Pennsylvania ("Wyomissing"). We ceased production at both plants on December 30, 2006, and have reallocated production volume to other manufacturing sites in North America. The Wyomissing warehouse was still in operation as of December 30, 2006, and is expected to be closed in 2007.

YEAR ENDED DECEMBER 30, 2006

The following table sets out our restructuring, asset impairments and other charges on a segmented basis for the year ended December 30, 2006.

                               For the year ended December 30, 2006
                               -------------------------------------
                                North    Inter-
(IN MILLIONS OF U.S. DOLLARS)  America  national  Corporate   Total
-----------------------------  -------  --------  ---------   -----
Restructuring                  $  15.6   $  0.7    $   4.2   $  20.5
Asset impairments                 15.3       --        0.1      15.4
Other                               --      2.6         --       2.6
                               -------   ------    -------   -------
                               $  30.9   $  3.3    $   4.3   $  38.5
                               =======   ======    =======   =======

RESTRUCTURING - We recorded restructuring charges of $20.5 million including $14.7 million for severance and contract termination costs relating to the closures of Columbus, Lachine, Elizabethtown and Wyomissing, $0.9 million of other severance costs relating to sales and marketing employees and $4.2 million for severance relating to organizational streamlining. The remaining restructuring cost of $0.7 million relates to consulting fees incurred in connection with restructuring activities.

The following table is a summary of our cash restructuring charges for the year ended December 30, 2006:

                 Balance at  Charged to   Payments    Balance at
(IN MILLIONS OF  January 1,  Costs and   made during   December
U.S. DOLLARS)       2006      Expenses    the year     30, 2006
---------------  ----------  ----------  -----------  ----------
Severance and
 termination
 benefits         $    1.0    $   12.1    $    (7.7)   $    5.4
Contract loss           --         7.7         (0.4)        7.3
Other                   --         0.7         (0.7)         --
                  --------    --------    ---------    --------
                  $    1.0    $   20.5    $    (8.8)   $   12.7
                  ========    ========    =========    ========

ASSET IMPAIRMENTS - We recorded an impairment loss of $15.4 million, which is comprised of charges of $14.2 million for the writedown of property, plant and equipment related to the closures of Elizabethtown and Wyomissing, $1.6 million for the writedown of property, plant and equipment, customer list and information technology software related to the closure of Columbus and $0.1 million for the writedown of property, plant and equipment relating to Lachine, net of a $0.5 million recovery from the sale of other assets.

OTHER - Other unusual items includes primarily legal and consulting fees relating to the United Kingdom ("U.K.") Competition Commission review of our acquisition of 100% of the shares of Macaw (Holdings) Limited (now known as Cott Nelson (Holdings) Limited), the parent company of Macaw (Soft Drinks) Limited (now known as Cott (Nelson) Limited) (the "Macaw Acquisition") in the U.K. On April 28, 2006, we received final clearance of the Macaw Acquisition from the Competition Commission.

      We are currently evaluating various actions to reduce costs and are developing detailed plans which may result in additional exit and other costs being incurred. In the near term, we expect to incur additional charges relating to contract termination costs associated with the closure of Elizabethtown and Wyomissing. Since September 29, 2005 through the end of the year ended December 30, 2006, we have recorded pre-tax charges of $86.0 million relating to our previously announced North American realignment, cost reduction programs and impairments of customer relationship intangible assets, of which $20.0 million was recorded in 2005 relating to customer relationship impairment. In connection with the plant and warehouse closures announced on October 26, 2006, we have recorded pre-tax charges of $30.4 million, of which $10.6 million relates to accelerated depreciation and amortization recorded in cost of sales and $14.2 million in impairment charges relating to property, plant and equipment and intangible assets, and the remainder relates to contract termination costs and severance costs for the termination of approximately 350 employees. The remainder of these costs will be taken in the first half of 2007. These amounts are part of the estimated $115 to $125 million in charges for cost reduction programs including additional plant closures, office consolidation and organizational streamlining. This range was revised from the initially announced $60 to $80 million in charges associated with the North American realignment plan and other asset impairments. In the near term, it is reasonably possible that additional charges for exit costs and severances relating to our cost reduction programs will be in the range of $29 million to $39 million.

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

YEAR ENDED DECEMBER 31, 2005

The following table sets out our restructuring, asset impairments and other charges on a segmented basis for the year ended December 31, 2005.

                   For the year ended December 31, 2005
                   -------------------------------------
(IN MILLIONS OF     North    Inter-
U.S. DOLLARS)      America  national  Corporate   Total
                   -------  --------  ---------  -------
Restructuring      $   3.0  $    --   $     0.2  $   3.2
Asset impairments     33.0     (0.2)        0.7     33.5
Other                   --      0.8          --      0.8
                   -------  -------   ---------  -------
                   $  36.0  $   0.6   $     0.9  $  37.5
                   =======  =======   =========  =======

RESTRUCTURING - Restructuring charges for the year ended December 31, 2005 are comprised of severance and contract termination costs relating to the North American realignment plan.

      The following table is a summary of our cash restructuring charges for the year ended December 30, 2005:

                 Balance at  Charged to   Payments     Balance at
(IN MILLIONS OF  January 2,  Costs and   made during  December 31,
U.S. DOLLARS)       2005      Expenses    the year       2005
---------------  ----------  ----------  -----------  ------------
Severance and
 termination
 benefits         $    --     $   2.6     $    (1.6)    $   1.0
Contract loss          --         0.6          (0.6)         --
                  -------     -------     ---------     -------
                  $    --     $   3.2     $    (2.2)    $   1.0
                  =======     =======     =========     =======

ASSET IMPAIRMENTS - Asset impairments for the year ended December 31, 2005 are comprised of writedown of a customer relationship intangible asset of $20.0 million as well as writedown of property, plant and equipment of $7.1 million and goodwill of $5.9 million in connection with the closure of our Lachine, Quebec juice plant and our Columbus, Ohio soft drink plant.

OTHER - Other costs of $0.8 million relate primarily to legal fees for the U.K Office of Fair Trading and Competition Commission reviews of the Macaw Acquisition.

YEAR ENDED JANUARY 1, 2005

During the year ended January 1, 2005 asset impairment charges were $0.9 million, including a charge of $1.5 million relating to provision for a note due from an equity investee.

NOTE 3

Other Expense (Income), Net

                                            For the years ended
                                  ---------------------------------------
                                  DECEMBER 30,  December 31,   January 1,
(IN MILLIONS OF U.S. DOLLARS)        2006           2005          2005
-----------------------------     ------------  ------------   ----------
Foreign exchange (gain) loss       $   (0.1)     $  (0.5)        $   0.7
Other                                   0.2         (0.2)           (0.5)
                                   --------      -------         -------
                                   $    0.1      $  (0.7)        $   0.2
                                   ========      =======         =======

NOTE 4

Interest Expense, Net

                                            For the years ended
                                  ----------------------------------------
                                  DECEMBER 30,  December 31,    January 1,
(IN MILLIONS OF U.S. DOLLARS)        2006           2005           2005
------------------------------    ------------  ------------    ----------
Interest on long-term debt         $   23.0      $  23.1         $  23.3
Other interest expense                 10.3          6.2             3.2
Interest income                        (1.1)        (0.5)           (0.5)
                                   --------      -------         -------
                                   $   32.2      $  28.8         $  26.0
                                   ========      =======         =======

Interest paid during the year was approximately $32.1 million ($27.2 million - December 31, 2005; $25.0 million - January 1, 2005).

NOTE 5

Income Taxes

Income (loss) before income taxes and equity loss consisted of the following:

                                               For the years ended
                                 --------------------------------------------
                                 DECEMBER 30,     December 31,     January 1,
(IN MILLIONS OF U.S. DOLLARS)       2006              2005            2005
-----------------------------    ------------     ------------     ----------
Canada                             $     7.3       $   (10.2)      $     (1.9)
Outside Canada                         (41.1)           49.5            116.7
                                   ---------       ---------       ----------
                                   $   (33.8)      $    39.3       $    114.8
                                   =========       =========       ==========

Provision for income taxes consisted of the following:

                                            For the years ended
                              -------------------------------------------
(IN MILLIONS OF U.S.          DECEMBER 30,    December 31,     January 1,
DOLLARS)                           2006           2005           2005
--------------------          ------------    ------------     ----------
CURRENT
Canada                          $      --      $     0.2       $      0.1
Outside Canada                       (9.7)          21.0             26.6
                                ---------      ---------       ----------
                                $    (9.7)     $    21.2       $     26.7
                                ---------      ---------       ----------
DEFERRED
Canada                          $     0.4      $     0.8       $     (1.5)
Outside Canada                       (7.0)          (7.3)            10.6
                                ---------      ---------       ----------
                                $    (6.6)     $    (6.5)      $      9.1
                                ---------      ---------       ----------
PROVISION (RECOVERY) FOR
  INCOME TAXES                  $   (16.3)     $    14.7       $     35.8
                                =========      =========       ==========

Income taxes paid during the year were $7.7 million ($14.3 million - December 31, 2005; $27.3 million - January 1, 2005).

      The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

                                         For the years ended
                               --------------------------------------
(IN MILLIONS OF U.S.           DECEMBER 30,  December 31,  January 1,
DOLLARS)                          2006          2005         2005
--------------------           ------------  ------------  ----------
Income tax provision based
  on Canadian statutory rates   $   (11.6)      $  13.6      $ 39.8
Foreign tax rate differential        (7.0)         (4.6)       (1.7)
(Decrease) increase in
  valuation allowance                (3.5)         21.0        (0.6)
Increase (reduction) to
  reserve                             5.3         (19.3)       (2.0)
Non-deductible and other
  items                               0.5           4.0         0.3
                                ---------       -------      ------
Provision for income taxes      $   (16.3)      $  14.7      $ 35.8
                                =========       =======      ======

As a result of a change in our estimated tax liabilities, we increased our reserve by $5.3 million.

      Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

                               DECEMBER 30,  December 31,
(IN MILLIONS OF U.S. DOLLARS)     2006          2005
-----------------------------  ------------  ------------
DEFERRED TAX ASSETS
Loss carryforwards              $     1.0     $   12.4
Property, plant and equipment        16.1          8.3
Liabilities and reserves             11.5          7.5
Other                                 0.6          0.5
                                ---------     --------
                                     29.2         28.7
Valuation allowance                 (17.5)       (21.0)
                                ---------     --------
                                     11.7          7.7
                                ---------     --------
DEFERRED TAX LIABILITIES
Property, plant and equipment        31.4         45.5
Intangible assets                    16.3         10.7
Other                                10.8          5.0
                                ---------     --------
                                     58.5         61.2
                                ---------     --------
NET DEFERRED TAX LIABILITY      $   (46.8)    $  (53.5)
                                =========     ========

As of December 30, 2006, operating loss carryforwards primarily attributed to U.S. state tax, of $10.4 million are available to reduce future taxable income. These losses expire as follows:

(IN MILLIONS OF U.S. DOLLARS)
2007                                          $    --
2008                                               --
2009                                               --
2010                                              1.1
2011                                              0.3
2012                                              9.0
                                              -------
                                              $  10.4
                                              =======

Although we are currently the subject of audits by taxation authorities in various jurisdictions, including Canada and the United States, and while the ultimate resolution of these audits is not determinable at this time, we do not believe that the resolution of these audits will have a material adverse effect on our financial position.

NOTE 6

Other Comprehensive (Loss) Income

                                        For the years ended
                               --------------------------------------
                               DECEMBER 30,  December 31,  January 1,
(IN MILLIONS OF U.S. DOLLARS)     2006           2005         2005
-----------------------------  ------------  ------------  ----------
Net (loss) income               $   (17.5)    $    24.6     $  78.3
Foreign currency translation
  gain (loss)                        12.8          (5.0)       15.8
Change in unrealized loss on
  cash flow hedges                    0.4           0.6        (1.0)
                                ---------     ---------     -------
                                $    (4.3)    $    20.2     $  93.1
                                =========     =========     =======

NOTE 7

(Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, that would occur if in-the-money stock options were exercised.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

                                   For the years ended
                               ---------------------------
                               DECEMBER  December  January
(IN THOUSANDS)                 30, 2006  31, 2005  1, 2005
--------------                 --------  --------  -------
Weighted average number of
  shares outstanding -- basic   71,726    71,628    71,006
Dilutive effect of stock
  options                           47       272     1,065
                                ------    ------    ------
Adjusted weighted average
  number of shares
  outstanding -- diluted        71,773    71,900    72,071
                                ======    ======    ======

At December 30, 2006, options to purchase 2,333,964 (December 31, 2005 -- 4,102,864; January 1, 2005 -- 1,493,000) shares of common stock at a weighted average exercise price of C$31.98 (December 31, 2005 -- C$32.60; January 1, 2005 -- C$40.83) per share were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock.

NOTE 8

Accounts Receivable

                                 DECEMBER 30,  December 31,
(IN MILLIONS OF U.S. DOLLARS)       2006          2005
-------------------------------  ------------  ------------
Trade receivables                 $   177.9     $   178.7
Allowance for doubtful accounts        (5.0)         (7.8)
Other                                  14.1          19.2
                                  ---------     ---------
                                  $   187.0     $   190.1
                                  =========     =========

NOTE 9

Inventories

                                 DECEMBER 30,  December 31,
(IN MILLIONS OF U.S. DOLLARS)        2006          2005
-------------------------------  ------------  ------------
Raw materials                     $     52.2    $    63.9
Finished goods                          61.5         62.9
Other                                   17.5         17.4
                                  ----------    ---------
                                  $    131.2    $   144.2
                                  ==========    =========

In December 2006, a $9 million inventory loss was recorded as a result of the receivership of our U.K. resin supplier.

NOTE 10

Derivative Financial Instruments

In 2005, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the Canadian and U.K. and European business segments. The hedges consisted of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and pound sterling and matured at various dates through December 28, 2006.

      At December 30, 2006, there are no hedges outstanding. We recorded a $0.4 million decrease in the unrealized loss in other comprehensive income in 2006 relating to options maturing during the year.

      As of December 31, 2005, the hedges consisted of foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar at a cost of $0.8 million. The fair value of the options of $0.4 million had been included in prepaid expenses and other assets at December 31, 2005 and the unrealized loss of $0.4 million was recorded in comprehensive income, reflecting a $0.6 million decrease in the unrealized loss in comprehensive income in 2005.

NOTE 11

Property, Plant and Equipment

                                      DECEMBER 30, 2006                 December 31, 2005
                               --------------------------------  --------------------------------
                                          ACCUMULATED                      Accumulated
(IN MILLIONS OF U.S. DOLLARS)    COST    DEPRECIATION     NET      Cost    Depreciation      Net
-----------------------------  --------  ------------  --------  --------  ------------  --------
Land                           $   22.5   $       --   $   22.5  $   20.6     $    --    $   20.6
Buildings                         122.7         33.1       89.6     119.0        27.7        91.3
Machinery and equipment
  Owned                           476.6        255.2      221.4     480.8       229.1       251.7
  Capital leases                    7.8          1.9        5.9       3.5         0.9         2.6
Plates and film                    25.6         15.8        9.8      23.1        14.0         9.1
Leasehold improvements             16.7          7.6        9.1      21.4         4.7        16.7
Furniture and fixtures             12.8         10.9        1.9      12.4        10.2         2.2
                               --------   ----------   --------  --------     -------    --------
                               $  684.7   $    324.5   $  360.2  $  680.8     $ 286.6    $  394.2
                               ========   ==========   ========  ========     =======    ========

Depreciation expense for fiscal 2006 was $61.8 million ($49.8 million -- December 31, 2005; $41.7 million -- January 1, 2005).

NOTE 12

Goodwill

                                        DECEMBER 30,  December 31,
(IN MILLIONS OF U.S. DOLLARS)               2006         2005
--------------------------------------  ------------  ------------
Balance at beginning of year              $ 150.3      $   88.8
Acquisitions -- note 20                        --          69.4
Impairment losses recognized -- note 2         --          (5.9)
Foreign exchange                              8.6          (2.0)
Other                                        (0.5)           --
                                          -------      --------
Balance at end of year                    $ 158.4      $  150.3
                                          =======      ========

NOTE 13

Intangibles and Other Assets

                                          DECEMBER 30, 2006                December 31, 2005
                                    ------------------------------  --------------------------------
                                            ACCUMULATED                       Accumulated
(IN MILLIONS OF U.S. DOLLARS)        COST   AMORTIZATION     NET      Cost    Amortization     Net
----------------------------------  ------  ------------  --------  --------  ------------  --------
INTANGIBLES
Not subject to amortization
   Rights                           $ 80.4    $    --     $   80.4  $   80.4   $     --     $   80.4
Subject to amortization
   Customer relationships - note 2   165.7        50.0       115.7     166.7        40.1       126.6
   Trademarks                         29.4        11.3        18.1      29.0         9.3        19.7
   Information technology             57.0        32.8        24.2      49.1        24.1        25.0
   Other                               3.6         1.2         2.4       3.6         1.0         2.6
                                    ------    --------    --------  --------   ---------    --------
                                     255.7        95.3       160.4     248.4        74.5       173.9
                                    ------    --------    --------  --------   ---------    --------
                                     336.1        95.3       240.8     328.8        74.5       254.3
                                    ------    --------    --------  --------   ---------    --------
OTHER ASSETS
Financing costs                        4.8         2.3         2.5       4.6         1.2         3.4
Other                                 11.2         3.8         7.4       5.4         2.7         2.7
                                    ------    --------    --------  --------   ---------    --------
                                      16.0         6.1         9.9      10.0         3.9         6.1
                                    ------    --------    --------  --------   ---------    --------
                                    $352.1    $  101.4    $  250.7  $  338.8   $    78.4    $  260.4
                                    ======    ========    ========  ========   =========    ========

Amortization expense of intangibles was $24.6 million ($20.0 million - December 31, 2005; $17.8 million - January 1, 2005). Amortization of intangibles includes $8.8 million ($6.4 million - December 31, 2005; $6.2 million - January 1, 2005) relating to information technology assets.

      The estimated amortization expense for intangibles over the next five years is:

(IN MILLIONS OF U.S. DOLLARS)
  2007                                                     $    20.0
  2008                                                          20.0
  2009                                                          24.0
  2010                                                          13.2
  2011                                                          13.2
                                                           ---------
                                                           $    90.4
                                                           =========

NOTE 14

Short-Term Borrowings

Short-term borrowings include bank overdrafts, and borrowings under our credit facilities and receivables securitization facility.

      We maintain committed senior secured credit facilities that provide for financing in North America, the U.K. and Mexico expiring on March 31, 2010.

      The facilities allow for revolving credit borrowings in a principal amount of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement and are comprised of two separate facilities:

(1) a $220.0 million multicurrency facility for our North American and U.K. operations, and

(2)   a $5.0 million Mexican facility.

      Each facility includes subfacilities for swingline loans and letters of credit. The $225.0 million facilities can be increased up to an additional $125.0 million under certain conditions.

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

      As at December 30, 2006, credit of $110.6 million was available after borrowings of $109.2 million (55.7 million pounds sterling) and standby letters of credit of $5.2 million. The weighted average interest rate was 6.63% on these facilities as of December 30, 2006 (5.83% - December 31, 2005).

      Our principal U.S. operating subsidiaries maintain a receivables securitization facility under which they agreed to sell substantially all of their receivables generated from their ordinary course operations, to our special purpose indirect subsidiary, Cott USA Receivables Corporation. This subsidiary in turn sells and assigns undivided interests in the receivables and related assets to an unaffiliated entity and certain other financial institutions in exchange for cash. These transfers are treated as financing activities for purposes of our consolidated financial statements. The agreement contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining its activities or the activities of its subsidiaries, except for Cott USA Receivables Corporation.

      The amount of funds available under the receivables facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of the lenders. A fee of between 0.20% and 0.40% per annum is currently payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of December 30, 2006, $41.3 million of eligible receivables, net of reserves, were available for purchase. There were no balances outstanding under the receivables facility as of December 30, 2006. The weighted average interest rate on borrowings under the receivables facility was 5.08% as of December 31, 2005.

      We are in compliance with our covenants as of December 30, 2006. Our financial covenants are calculated and determined at the end of each quarter. We expect that we will not maintain compliance with the total leverage ratio financial covenant set forth in our senior secured credit facilities in the first quarter of 2007 and accordingly, we are in discussions with our lenders to change that financial covenant. We believe we can reach agreement with our lenders on a new covenant that is acceptable to us, although there can be no assurance that we will. Since a covenant default in our senior secured credit facilities would result in a default in our unsecured senior subordinated notes due in 2011, our notes due in 2011 would, in the event of such default, become currently due and accordingly, classified as a current liability. If our lenders do not agree to amend the covenant on terms that are acceptable to us, our lenders could terminate our facilities and we would have to replace them. Should our credit facilities and 2011 notes become currently due, we may have to incur additional fees and higher interest costs to replace them.

NOTE 15

Long-Term Debt

                                     DECEMBER 30,  December 31,
(IN MILLIONS OF U.S. DOLLARS)            2006          2005
-----------------------------------  ------------  ------------
Senior subordinated unsecured notes
   at 8% due 2011 (a)                 $   271.3    $    270.5
Capital leases & other                      5.9           2.6
                                      ---------    ----------
                                          277.2         273.1
Less current maturities                    (2.0)         (0.8)
                                      ---------    ----------
                                      $   275.2    $    272.3
                                      =========    ==========

----------
a) Our 8% senior subordinated unsecured notes were issued at a discount of 2.75% on December 21, 2001. The fair value of the notes as of December 30, 2006 is estimated to be $281.2 million (December 31, 2005 - $283.3 million). The notes contain a number of financial covenants including limitations on capital stock repurchases, dividend payments and incurrence of indebtedness. Penalties exist if we redeem the notes prior to December 15, 2009.

                                        DECEMBER 30,     December 31,
(IN MILLIONS OF U.S. DOLLARS)               2006             2005
-----------------------------           ------------     ------------
Face value                               $    275.0       $    275.0
Discount                                       (3.7)            (4.5)
                                         ----------       ----------
                                         $    271.3       $    270.5
                                         ==========       ==========

b) Long-term debt payments required in each of the next five years and thereafter are as follows:

(IN MILLIONS OF U.S. DOLLARS)
2007                                                    $      2.0
2008                                                           2.0
2009                                                           1.4
2010                                                           0.5
2011                                                         275.0
Thereafter                                                      --
                                                        ----------
                                                        $    280.9
                                                        ==========

      We are in compliance with our covenants as of December 30, 2006. Our financial covenants are calculated and determined at the end of each quarter. We expect that we will not maintain compliance with the total leverage ratio financial covenant set forth in our senior secured credit facilities in the first quarter of 2007 and accordingly, we are in discussions with our lenders to change that financial covenant. We believe we can reach agreement with our lenders on a new covenant that is acceptable to us, although there can be no assurance that we will. Since a covenant default in our senior secured credit facilities would result in a default in our unsecured senior subordinated notes due in 2011, our notes due in 2011 would, in the event of such default, become currently due and accordingly, classified as a current liability. If our lenders do not agree to amend the covenant on terms that are acceptable to us, our lenders could terminate our facilities and we would have to replace them. Should our credit facilities and 2011 notes become currently due, we may have to incur additional fees and higher interest costs to replace them.

NOTE 16

Accounts Payable and Accrued Liabilities

                                DECEMBER 30,  December 31,
(IN MILLIONS OF U.S. DOLLARS)        2006         2005
------------------------------  ------------  ------------
Trade payables                   $     89.8    $    112.6
Accrued compensation                   27.7          14.7
Accrued sales incentives               23.9          27.6
Accrued interest                        1.2           1.8
Restructuring - note 2                 12.7           1.0
Payroll, sales and other taxes         13.3           8.9
Other accrued liabilities              17.9          15.9
                                 ----------    ----------
                                 $    186.5    $    182.5
                                 ==========    ==========

NOTE 17

Capital Stock

Our authorized capital stock consists of an unlimited number of common shares.

NOTE 18

Share-based Compensation

As of December 30, 2006, we had three share-based compensation plans, which are described below. The share-based compensation plans have been approved by shareholders.

      Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective approach and therefore have not restated prior years' results. Under the modified prospective approach, share-based compensation expense for the year ended December 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. We estimated the forfeiture rate for the year ended December 30, 2006 based on our historical experience with forfeitures during the preceding three fiscal years. For the year ended December 30, 2006, net income includes compensation expense of $11.4 million, or $8.4 million net of tax recovery of $3.0 million ($0.12 per basic and diluted share). There is no effect on cash from operating or financing activities from the adoption of SFAS 123R.

      The table below summarizes the compensation expense for the year ended December 30, 2006 and the unrecognized compensation expense on non-vested awards at that date. This compensation expense was recorded in selling, general and administrative expenses.

                                             UNRECOGNIZED
                               COMPENSATION  COMPENSATION
(IN MILLIONS OF U.S. DOLLARS)    EXPENSE       EXPENSE
-----------------------------  ------------  ------------
Stock options                    $    9.7     $      5.2
Performance share units               1.2            5.7
Share appreciation rights             0.3            1.4
Other                                 0.2            0.7
                                 --------     ----------
Total                            $   11.4     $     13.0
                                 ========     ==========

The fair value of each option and share appreciation rights grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions are based on three factors: risk-free interest rate, expected term and expected volatility. The risk-free interest rate is based on the implied yield available on zero coupon Government of Canada bond with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on a combination of historical volatility of our stock and the implied volatility of our traded options.

COMMON SHARE OPTION PLAN

Under the 1986 Common Share Option Plan, as amended, we have reserved 14.0 million common shares for future issuance. Options are granted at a price not less than fair value of the shares on the date of grant.

      Options granted on or after April 12, 1996 but before September 1, 1998 expire after 10 years and vest at 25% per annum commencing on the second anniversary date of the grant. Options granted after September 1, 1998 expire after 7 years and vest at 30% per annum on the anniversary date of the grant for the first two years and the balance on the third anniversary date of the grant. Certain options granted under the plan vest monthly over a period of 24 or 36 months. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferable. When options are exercised we issue new shares. As a result, these options are dilutive to our shareowners.

      Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. Prior to adopting SFAS 123R, we accounted for our share-based payment awards using the intrinsic value method under APB 25. Under APB 25, we did not record compensation expense for common share options as awards under this plan were granted with exercise prices equal to the closing price for our common stock on the Toronto Stock Exchange on the last day of trading immediately before the date of award.

      The pro forma table below reflects net earnings and basic and diluted net earnings per share as if a fair value based method had been applied to all awards, as follows:

(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE  December  January 1,
AMOUNTS)                                        31, 2005    2005
----------------------------------------------  --------  ----------
NET INCOME
   As reported                                  $  24.6    $  78.3
   Proforma compensation expense, net of tax
     (December 31, 2005 -- $2.5 million;
     January 1, 2005 -- $2.9 million)              (7.3)      (8.6)
                                                -------    -------
   Pro forma                                    $  17.3    $  69.7
                                                =======    =======

NET INCOME PER SHARE -- BASIC
   As reported                                  $  0.34    $  1.10
   Pro forma                                    $  0.24    $  0.98
NET INCOME PER SHARE -- DILUTED
   As reported                                  $  0.34    $  1.09
   Pro forma                                    $  0.24    $  0.97

The pro forma compensation expense has been tax effected to the extent it relates to stock options granted to employees in jurisdictions where the related benefits are deductible for income tax purposes.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                               December 31,   January 1,
                                   2005          2005
                               ------------  -------------
Risk-free interest rate        3.3% - 3.9%     3.3% - 3.9%
Average expected life (years)           4               4
Expected volatility                  40.0%   40.0% - 45.0%
Expected dividend yield                --              --
                               ----------    ------------

There were no options granted during the year ended December 30, 2006. The weighted average fair value of options granted in 2005 and 2004 at fair market value was $9.55 per option and $15.96 per option respectively.

Option activity was as follows:

                                                  WEIGHTED    AGGREGATE
                                    WEIGHTED      AVERAGE    INTRINSIC
                          SHARES     AVERAGE     REMAINING     VALUE
                            (IN     EXERCISE    CONTRACTUAL   (C$)(IN
                        THOUSANDS)  PRICE (C$)     TERM      THOUSANDS)
                        ----------  ----------  -----------  ----------
Balance at
January 3, 2004           4,067      $  22.90
   Granted                1,539      $  40.70
   Exercised             (1,181)     $  16.06
   Forfeited or
    expired                (219)     $  31.22
                          -----      --------
 Balance at
 January 1, 2005          4,206      $  30.90       5.1       $ 11,584
   Granted                1,309      $  29.07
   Exercised               (272)     $  15.65
   Forfeited or
    expired                (639)     $  33.23
                          -----      --------
Balance at  December
31, 2005                  4,605      $  30.69       4.8       $  1,099
   Exercised                (38)     $  13.61
   Forfeited or
    expired              (1,871)     $  32.53
                          -----      --------       ---       --------
BALANCE AT
DECEMBER 30, 2006         2,696      $  29.65       3.6       $    746
                          =====      ========       ===       ========
VESTED AND EXPECTED TO
VEST AT DECEMBER 30,
2006(1)                   2,630      $  29.60       4.6       $    746
                          =====      ========       ===       ========
EXERCISABLE AT
DECEMBER 30, 2006         2,034      $  28.59       4.3       $    746
                          =====      ========       ===       ========

----------
(1) The number of options expected to vest is based on non-vested options outstanding at December 30, 2006 adjusted for estimated forfeitures.

      The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on December 29, 2006, which was C$16.69 (December 30, 2005 - C$17.23; December 31, 2004 - C$29.68),
and the exercise price, multiplied by the number of in-the-money stock options as of the same date. The total intrinsic value of stock options exercised during the year ended December 30, 2006 was $0.1 million (December 31, 2005 - $0.4 million; January 1, 2005 - $16.1 million).

Total compensation cost related to non-vested awards not yet recognized is $5.2 million. The weighted average period over which this is expected to be recognized is 0.9 year. The total fair value of shares that vested during the year ended December 30, 2006 was $10.4 million.

Outstanding options at December 30, 2006 are as follows:

                    Options Outstanding            Options Exercisable
            ------------------------------------  -----------------------
Range of       Number     Remaining    Weighted      Number     Weighted
  Exercise  Outstanding  Contractual   Average    Exercisable   Average
  Prices       (IN           Life      Exercise      (IN       Exercise
  (C$)       THOUSANDS)    (Years)    Price (C$)  THOUSANDS)   Price (C$)
----------  -----------  -----------  ----------  -----------  ----------
$5.95 -
  $16.10         112         1.3       $  10.08        112      $  10.08
$16.68 -
  $24.25         472         2.3       $  17.93        414      $  17.67
$26.00 -
  $33.30       1,458         4.0       $  29.89      1,112      $  30.13
$35.21 -
  $43.64         654         4.3       $  40.93        398      $  40.90
               -----         ---       --------      -----      --------
               2,696         3.6       $  29.65      2,034      $  28.59
               =====         ===       ========      =====      ========

NEW LONG-TERM INCENTIVE PLANS

During the second quarter of 2006, our shareowners approved and adopted two new long-term incentive plans for 2006 and future periods, the Performance Share Unit ("PSU Plan") and the Share Appreciation Rights Plan ("SAR Plan").

PSU Plan

Under the PSU Plan, performance share units ("PSUs") may be granted to employees of our Company and its subsidiaries. The value of an employee's award under our PSU Plan will depend on (i) our performance over a three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. The performance targets are not market based. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors. PSUs granted will vest over a term not to exceed three fiscal years.

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

During the period ended December 30, 2006, the PSU activity was as follows:

                                                           Total Value
                   Number of   Target value  Total Value  (IN MILLIONS
                    PSUs (IN     per PSU       (C$ - IN      OF U.S.
                   THOUSANDS)       (C$)      MILLIONS)     DOLLARS)
                   ----------  ------------  -----------  ------------
Granted
  October 25,
   2006                 25       $  18.58      $   0.5      $   0.4
  August 1, 2006        38          14.98          0.6          0.5
  July 26, 2006        438          14.21          6.2          5.3
  May 16, 2006          98          17.05          1.7          1.5
                       ---       --------      -------      -------
                       598       $  14.90          8.9          7.7
Forfeited              (67)      $  14.21         (0.9)        (0.8)
                       ---       --------      -------      -------
BALANCE AT
DECEMBER 30, 2006      531       $  14.99      $   8.0      $   6.9
                       ===       ========      =======      =======

The number of PSUs granted and target values per PSU noted above are based on an assumption that our performance target will be achieved. The number of units and target values can vary from 0 to 150% depending on the level of performance achieved relative to the performance target. Subject to the terms of the PSU plan, the vesting date for the above PSUs granted will be December 27, 2008.

      The target value per PSU noted above was determined based on the closing market price of our common shares on the Toronto Stock Exchange on the last trading day prior to the grant date. Compensation costs of $1.2 million were recognized in selling, general and administrative expenses in the period ended December 30, 2006. As of December 30, 2006 there was approximately $5.7 million of unearned compensation relating to the grant that is expected to be recognized on a straight-line basis over a period of 29 months.

      We granted 458,050 units of SARs on July 26, 2006 and 6,750 units on October 25, 2006 at a fair value of $1.7 million to our employees. Subject to the terms of the SAR plan, the vesting date for these units will be July 26, 2009 and October 25, 2009, respectively. Compensation costs of $0.3 million were recognized in selling, general and administrative expenses in the period ended December 30, 2006. As of December 30, 2006 there was $1.4 million of unearned compensation relating to the grant that is expected to be recognized on a straight-line basis over a period of three years.

      The fair value of the SARs grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                             DECEMBER 30, 2006
                                             -----------------
Risk-free interest rate                            5.05%
Average expected life (years)                         4
Expected volatility                                33.9%
Expected dividend yield                              --
                                                   ----

OTHER SHARE BASED COMPENSATION

During the second quarter of 2006, Brent Willis, our Chief Executive Officer, received a net cash award of $0.9 million at commencement of employment to purchase shares of the Company. At the end of September 30, 2006, Mr. Willis purchased a total of 62,484 common shares of the Company with the net cash award received. The purchased shares must be held for a minimum of three years and must be transferred to the Company (or as the Company may otherwise direct) for no additional consideration on a prorated basis if the service condition of three years is not met. This award is recognized as compensation expense over the vesting period. As of December 30, 2006, $0.2 million was expensed as compensation expense and the remaining balance is classified as restricted shares which is a reduction in shareowners' equity. In addition, 204,000 common shares with a fair value of $3.2 million, which vest over three years, have been granted to Mr. Willis. Compensation costs of $0.7 million were recognized in selling, general and administrative expenses in the period ended December 30, 2006 with respect to this grant. As of December 30, 2006 there was $2.5 million of unearned compensation relating to the grant that is expected to be recognized on a straight-line basis over a period of three years.

NOTE 19

Net Change in Non-Cash Working Capital

The changes in non-cash working capital components, net of effects of acquisitions and divestitures of businesses and unrealized foreign exchange gains and losses, are as follows:

                                             For the years ended
                                   --------------------------------------
(IN MILLIONS OF                    DECEMBER 30,  December 31,  January 1,
U.S. DOLLARS)                          2006          2005         2005
---------------                    ------------  ------------  ----------
Decrease (increase) in
  accounts receivable                $   9.9       $  (5.0)     $ (21.3)
Decrease (increase) in
  inventories                           15.2         (15.4)       (22.8)
(Increase) decrease in
  prepaid expenses                       0.5           0.5         (4.8)
(Decrease) increase in accounts
  payable and accrued liabilities      (22.6)         18.9         (3.5)
                                     -------       -------      -------
                                     $   3.0       $  (1.0)     $ (52.4)
                                     =======       =======      =======

NOTE 20

Acquisitions

All acquisitions have been accounted for using the purchase method, and accordingly, the results of operations are included in our consolidated statements of income from the effective dates of purchase, except as otherwise indicated. There were no acquisitions in the year ended December 30, 2006.

      The total purchase prices of the acquisitions and equity investments were allocated as follows based on the fair value of the net assets:

(IN MILLIONS OF                December 31,  January 1,
U.S. DOLLARS)                      2005         2005
---------------                ------------  ----------
Current assets                   $   23.2     $    6.0
Property, plant and equipment        50.1         19.3
Customer relationships               24.9          6.8
Trademarks                             --         0.8
Goodwill                             69.4          5.7
                                 --------     --------
                                    167.6         38.6
                                 --------     --------
Current liabilities                  22.0          4.0
Deferred taxes                       10.5           --
                                 --------     --------
PURCHASE PRICE                   $  135.1     $   34.6
                                 ========     ========

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

NOTE 21

Benefit Plans

Cott primarily maintains defined contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $6.5 million for the year ended December 30, 2006 ($5.6 million - December 31, 2005; $5.6 million -- January 1, 2005).

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

(IN MILLIONS OF U.S. DOLLARS)
-----------------------------
2007                                                    $      17.3
2008                                                           13.4
2009                                                           11.4
2010                                                           10.2
2011                                                            6.9
Thereafter                                                     42.2
                                                        -----------
                                                        $     101.4
                                                        ===========

      Operating lease expenses were:

(IN MILLIONS OF U.S. DOLLARS)
-----------------------------
Year ended December 30, 2006                            $      17.8
Year ended December 31, 2005                            $      17.6
Year ended January 1, 2005                              $      11.9

b) As of December 30, 2006, we had commitments for capital expenditures of approximately $7.3 million and commitments for inventory of approximately $41.4 million. In addition, we have certain contracts with suppliers and co-packers which would require us to pay an aggregate of $0.8 million in order to cancel these contracts.

c) We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

            In January 2005, we were named as one of many defendants in a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on consumers. On June 2, 2006, the British Columbia Supreme Court granted the summary trial application, which resulted in the dismissal of the plaintiffs' action against us and the other defendants. The plaintiffs appealed the dismissal, and we and the other defendants are defending the appeal, which we expect to be heard in the next eight to twelve months. It is too early to assess the chances of success of the appeal. In February 2005 similar class action claims were filed in a number of other Canadian provinces. The claims which were filed in Quebec have since been discontinued.

d) We had $5.2 million in standby letters of credit outstanding as of December 30, 2006 ($4.9 million -- December 31, 2005).

NOTE 23

Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in North America and International business segments. The International segment includes our United Kingdom business, our European business, our Mexican business, our Royal Crown International business and our business in Asia. The Other in the Corporate & Other segment represents the concentrate manufacturing plant assets, sales and related expenses. For comparative purposes, segmented information has been restated to conform to the way we currently manage our beverage business.

BUSINESS SEGMENTS

                                                                                DECEMBER 30, 2006
                                                              --------------------------------------------------
                                                                 NORTH                    CORPORATE
(IN MILLIONS OF U.S. DOLLARS)                                   AMERICA    INTERNATIONAL   & OTHER       TOTAL
                                                              -----------  -------------  ---------  -----------
External revenue                                              $   1,339.4   $     427.1   $    5.3   $   1,771.8
Depreciation and amortization                                        64.0          17.5        5.3          86.8
Restructuring, asset impairments and other charges - note 2
   Restructuring                                                     15.6           0.7        4.2          20.5
   Asset impairments                                                 15.3            --        0.1          15.4
   Other                                                               --           2.6         --           2.6
Operating income (loss)                                              26.1          23.3      (47.1)          2.3
Property, plant and equipment                                       227.9         124.9        7.4         360.2
Goodwill                                                             74.1          79.2        5.1         158.4
Intangibles and other assets                                        118.1          34.2       98.4         250.7
Total assets                                                        626.0         421.3       92.2       1,139.5
Additions to property, plant and equipment                           26.4           7.7        1.0          35.1

                                                                              December 31, 2005
                                                              --------------------------------------------------
                                                                 North                    Corporates
(IN MILLIONS OF U.S. DOLLARS)                                   America    International    Other       Total
                                                              -----------  -------------  ---------- -----------
External revenue                                              $   1,428.0  $      323.5   $    3.8   $   1,755.3
Depreciation and amortization                                        54.3          12.9        3.0          70.2
Restructuring, asset impairments and other charges - note 2
   Restructuring and other                                            3.0            --        0.2           3.2
   Goodwill impairment                                                5.9            --         --           5.9
   Other asset impairments                                           27.1          (0.2)       0.7          27.6
   Other                                                               --           0.8         --           0.8
Operating income (loss)                                              61.1          24.5      (13.7)         71.9
Property, plant and equipment                                       266.2         119.7        8.3         394.2
Goodwill                                                             74.1          71.1        5.1         150.3
Intangibles and other assets                                        136.0          27.4       97.0         260.4
Total assets                                                        709.4         390.8       78.9       1,179.1
Additions to property, plant and equipment                           62.3          11.2        2.3          75.8
Goodwill acquired                                                      --          69.4         --          69.4

                                                                                January 1, 2005
                                                              --------------------------------------------------
                                                                 North                    Corporate
(IN MILLIONS OF U.S. DOLLARS)                                   America    International   & Other      Total
                                                              -----------  -------------  ---------  -----------
External revenue                                              $   1,388.5   $     255.5   $    2.3   $   1,646.3
Depreciation and amortization                                        48.5           9.4        2.1          60.0
Restructuring, asset impairments and other charges - note 2          (1.5)          0.4        0.2          (0.9)
Operating income (loss)                                             130.9          23.1       (9.0)        145.0
Property, plant and equipment                                       227.9          78.3        7.5         313.7
Goodwill                                                             79.1           4.6        5.1          88.8
Intangibles and other assets                                        182.7           5.1       88.3         276.1
Total assets                                                        720.4         220.3       81.3       1,022.0
Additions to property, plant and equipment                           41.2           6.5        2.6          50.3
Acquisition of production capacity                                    3.8            --         --           3.8

Total assets under the Corporate & Other caption include the elimination of intersegment receivables and investments.

      For the year ended December 30, 2006, sales to Wal-Mart accounted for 38% (2005 -- 40%, 2004 -- 40%) of our total sales.

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

      Revenues by geographic area are as follows:

                               DECEMBER 30,  December 31,  January 1,
(IN MILLIONS OF U.S. DOLLARS)      2006          2005         2005
-----------------------------  ------------  ------------  ----------
United States                  $    1,159.1  $    1,251.3  $1,221.8
Canada                                208.9         201.2       189.5
United Kingdom                        332.1         244.4       186.9
Other countries                        71.7          58.4        48.1
                               ------------  ------------  ----------
                               $    1,771.8  $    1,755.3  $  1,646.3
                               ============  ============  ==========

Revenues are attributed to countries based on the location of the plant.

      Property, plant and equipment by geographic area are as follows:

                               DECEMBER 30,  December 31,
(IN MILLIONS OF U.S. DOLLARS)       2006         2005
-----------------------------  ------------  ------------
United States                   $    181.5    $    216.8
Canada                                53.8          57.7
United Kingdom                       114.9         109.4
Other countries                       10.0          10.3
                                ----------    ----------
                                $    360.2    $    394.2
                                ==========    ==========

COTT CORPORATION
QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

                                                                   YEAR ENDED DECEMBER 30, 2006
                                                          ----------------------------------------------
                                                           FIRST    SECOND     THIRD   FOURTH
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)   QUARTER   QUARTER   QUARTER  QUARTER   TOTAL
--------------------------------------------------------  -------   -------   -------  -------  --------
Revenue                                                   $ 394.2   $ 502.0   $475.5   $400.1   $1,771.8
Cost of sales                                               341.5     429.7    413.5    370.2    1,554.9
                                                          -------   -------   ------   ------   --------

Gross profit                                                 52.7      72.3     62.0     29.9      216.9

Selling, general and administrative expenses                 39.9      48.7     40.8     46.7      176.1

Loss (gain) on disposal of property, plant and equipment      0.1      (0.1)      --       --         --
Restructuring, asset impairments and other charges
     Restructuring                                            1.6       0.2      9.4      9.3       20.5
     Asset impairments (recoveries)                           1.4      (0.1)    (0.1)    14.2       15.4
     Other                                                    2.0       0.6       --       --        2.6
                                                          -------   -------   ------   ------   --------

Operating income (loss)                                       7.7      23.0     11.9    (40.3)       2.3
                                                          -------   -------   ------   ------   --------

Net (loss) income                                         $  (2.1)  $   7.6   $  6.6   $(29.6)  $  (17.5)
                                                          =======   =======   ======   ======   ========

Per share data:
   Net (loss) income per common share
      Basic                                               $ (0.03)  $  0.11   $ 0.09   $(0.41)  $  (0.24)
      Diluted                                             $ (0.03)  $  0.11   $ 0.09   $(0.41)  $  (0.24)

                                                                   YEAR ENDED DECEMBER 31, 2005
                                                          ----------------------------------------------
                                                           FIRST    SECOND     THIRD   FOURTH
(IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)   QUARTER   QUARTER   QUARTER  QUARTER   TOTAL
--------------------------------------------------------  -------   -------   -------  -------  --------
Revenue                                                   $ 395.5   $ 492.7   $469.9   $397.2   $1,755.3
Cost of sales                                               339.5     412.0    404.5    349.8    1,505.8
                                                          -------   -------   ------   ------   --------

Gross profit                                                 56.0      80.7     65.4     47.4      249.5
Selling, general and administrative expenses                 36.9      35.5     34.2     32.0      138.6
(Gain) loss on disposal of property, plant and equipment     (0.7)      0.5       --      1.7        1.5
Restructuring, asset impairments and other charges
     Restructuring                                             --        --      2.0      1.2        3.2
     Asset (recovery) impairments                            (0.2)       --     23.7     10.0       33.5
     Other                                                     --        --       --      0.8        0.8
                                                          -------   -------   ------   ------   --------

 Operating income                                            20.0      44.7      5.5      1.7       71.9
                                                          -------   -------   ------   ------   --------

Net income (loss)                                         $   8.3   $  25.0   $ (1.8)  $ (6.9)  $   24.6
                                                          =======   =======   ======   ======   ========

Per share data:

   Net income (loss) per common share
      Basic                                               $  0.12   $  0.35   $(0.03)  $(0.10)  $   0.34
      Diluted                                             $  0.12   $  0.35   $(0.03)  $(0.10)  $   0.34

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the reasons described in "Management's Report on Internal Control Over Financial Reporting".

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

      We assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

      Based on this assessment, we determined that, as of December 30, 2006, our internal control over financial reporting was not effective due to the existence of material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      We did not maintain effective controls over the completeness, accuracy, valuation and existence of inventory held by a supplier to our U.K. business and the valuation of credit notes due from that supplier. In addition, we did not maintain appropriate segregation of duties because an employee of our U.K. business negotiated and entered into purchase contracts while maintaining overall responsibility for the accounting for these transactions without appropriate review or monitoring. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result of the receivership of our U.K. supplier of which we were advised subsequent to year-end, we identified an adjustment of $9 million that was recorded in the financial statements for the year ended December 30, 2006.

      We did not maintain effective internal controls over our procurement process, specifically the authorization and approval of contracts and timely communication of contracts to appropriate accounting personnel to evaluate their accounting treatment. These control deficiencies could affect financial statement balances of inventory, prepaids, property, plant and equipment and related depreciation, accounts payable and capital lease obligations and could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

      Our assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on pages 35 and 36.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

In response to the identified material weaknesses, we, with oversight from our Audit Committee, are focused on improving our internal controls and remedying the identified material weaknesses through implementing new controls and polices and ensuring that all our controls and policies are followed.

      Our policies require periodic inventory counts and detailed reconciliation procedures to ensure the completeness, accuracy and existence of inventory. In addition, we have procedures in place to ensure appropriate valuation of inventory and credit notes. We plan on monitoring adherence to our policies by assigning appropriate personnel to undertake responsibility for these controls. We have also begun implementing a functional reporting structure intended to ensure appropriate segregation of duties.

      We have recently hired a Chief Manufacturing and Supply Chain Officer who is responsible for the global procurement function. We will implement processes to ensure that our policy that all contracts be appropriately authorized and that appropriate review for accounting of contracts takes place on a timely basis is followed.

      We believe that these corrective actions will remediate the material weaknesses identified above. We will continue to monitor the effectiveness of these actions and will make any changes and take such other actions that we deem appropriate given the circumstances.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the "Election of Directors" section of our definitive proxy statement for the 2007 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 30, 2006. The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the "Corporate Governance" section of our definitive proxy statement for the 2007 Annual and Special Meeting of Shareowners. The information required by this item regarding executive officers appears as the Supplemental Item in Part I.

      The Audit Committee of our Board of Directors is an "audit committee" for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.cott.com. The members of the Audit Committee are Philip B. Livingston (Chairman), W. John Bennett and Andrew Prozes. The Board of Directors has determined that our Audit Committee has a financial expert, Philip B. Livingston, an independent director.

      The Audit Committee has reviewed and discussed the audited financial statements with management and has had discussions with the independent accountants on matters required under Auditing Standard No. 61. The Audit Committee has received written disclosures and the letter from the independent accountants required by ISB No. 1 and has discussed with the independent accountants their independence. The Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K.

      All of our directors, officers and employees must comply with our Code of Business Conduct and Ethics. In addition, our Chief Executive Officer, Chief Financial Officer and principal accounting officer and certain other employees have a further obligation to comply with our Code of Ethics for Senior Officers. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Officers are posted on our website, www.cott.com, and we intend to disclose any amendment to, or waiver from, any provision of these codes by posting such information on our website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information required by this item is incorporated by reference to, and will be contained in, the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our definitive proxy statement for the 2007 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 30, 2006.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the "Compensation of Executive Officers" section of our definitive proxy statement for the 2007 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 30, 2006.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the "Principal Shareowners," the "Security Ownership of Directors and Management" and "Equity Compensation Plan Information" sections of our definitive proxy statement for the 2007 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 30, 2006.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to, and will be contained in, the "Certain Relationships and Related Transactions" section of our definitive proxy statement for the 2007 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 30, 2006.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the "Auditors" section of our definitive proxy statement for the 2007 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 30, 2006.

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

3. EXHIBITS:

 NUMBER                                     DESCRIPTION
----------     -----------------------------------------------------------------
  2.1          Agreement Relating to the Sale and Purchase of the Whole of the
               Issued Share Capital of Macaw (Holdings) Limited, dated August
               10, 2005, between Andrew Cawthray and Others and Martyn Rose and
               Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 16, 2005).

  3.1          Articles of Amalgamation of Cott Corporation (filed herewith).

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

  10.1(1)      Supply Agreement, dated December 21,1998, between Wal-Mart
               Stores, Inc. and Cott Beverages USA, Inc. (now "Cott Beverages
               Inc.") (incorporated by reference to Exhibit 10.3 to our Form
               10-K filed March 31, 2000).

  10.2(2) Amended 1999 Executive Incentive Share Compensation Plan effective January 3,1999 (incorporated by reference to Exhibit
               10.9 to our Form 10-K filed March 20, 2001).

  10.3(2)      2000 Executive Incentive Share Compensation Plan effective
               January 2, 2001 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 20, 2001).

  10.4(2)      2001 Executive Incentive Share Compensation Plan effective
               January 2, 2002 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 8, 2002).

  10.5(2)      2002 Executive Incentive Share Compensation Plan effective
               January 2, 2003 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 17, 2003).

  10.6(2)      Second Canadian Employee Share Purchase Plan effective January 2,
               2001 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 20, 2001).

  10.7(1)      Supply Agreement executed November 11, 2003, effective January 1,
               2002 between Crown Cork & Seal Company, Inc. and Cott Corporation
               (incorporated by reference to Exhibit 10.14 to our Form 10-Q/A filed August 5, 2004).

  10.8(2)      Share Purchase Plan for Non-employee Directors effective November
               1, 2003 (incorporated by reference to Exhibit 10.15 to our Form
               10-K filed March 18, 2004).

  10.9(2)      Cott Corporation Executive Investment Share Purchase Plan
               (incorporated by reference to Exhibit 10.14 to our Form 10-K filed March 16, 2005).

  10.10(2)     Restated 1986 Common Share Option Plan of Cott
               Corporation/Corporation Cott as amended through October 20, 2004
               (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 16, 2005).

  10.11(2)     Letter Agreement with Frank E. Weise III, dated April 28, 2004
               (incorporated by reference to Exhibit 10.5 to our Form S-3/A filed on June 18, 2004).

  10.12(1)     Amendment to Supply Agreement between Crown Cork & Seal USA, Inc.
               (successor to Crown Cork & Seal Company, Inc.) and Cott
               Corporation, dated December 23, 2004 (incorporated by reference to Exhibit 10.17 to our Form 10-K filed March 16, 2005).

 NUMBER                                     DESCRIPTION
----------     -----------------------------------------------------------------
  10.13(2)     Employment Agreement of Mark R. Halperin dated July 14, 2000
               (incorporated by reference to Exhibit 10.7 to our Form 10-K filed
               March 8, 2002) (including Confidentiality & Restrictive Covenants
               (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 16, 2005)).

  10.14(1)     Credit Agreement, dated as of March 31, 2005, by and among Cott
               Corporation, Cott Beverages Inc., Cott Beverages Limited, and
               Cott Embotelladores de Mexico, S.A. de C.V., as Borrowers, the
               Lenders referred to herein, Wachovia Bank, National Association, as Administrative Agent and Security Trustee, Bank of Montreal, as Syndication Agent, and HSBC Bank Canada, Cooperatieve Centrale
               Raiffeisen-BoerenleenBank B.A., "Rabobank International", New
               York Branch, each as a Documentation Agent, Wachovia Capital
               Markets, LLC as a Lead Arranger and the Sole Book Manager, BMO
               Nesbitt Burns, as a Lead Arranger (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2005).

  10.15(1)     Receivables Purchase Agreement, dated as of April 1, 2005, among
               Cott USA Receivables Corporation, Cott Beverages Inc., Park
               Avenue Receivables Company, LLC, the financial institutions from time to time parties to the agreement, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2005).

  10.16        First Amendment, Consent and Joinder Agreement, dated August 10,
               2005, by and among Cott Corporation, Cott Beverages Inc., Cott
               Beverages Limited, Macaw (Soft Drinks) Limited, Cott
               Embotelladores de Mexico, S.A. de C.V., certain Cott Corporation subsidiaries, the Lenders specified therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K dated August 16, 2005).

  10.17(2) Employment Agreement of Tina Dell'Aquila dated May 25, 2005 and confidentiality undertaking dated October 27, 1998 (incorporated by reference to Exhibit 10.21 to our Form 10-K dated March 6,
               2006).

  10.18(2) Employment Agreement between Cott Corporation and Brent D. Willis dated May 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 10, 2006).

  10.19(2)     Termination Letter Agreement between Cott Corporation and John K.
               Sheppard dated May 13, 2006 (incorporated by reference to Exhibit
               10.2 to our Form 10-Q dated August 10, 2006).

  10.20(2) Cott Corporation Performance Share Unit Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q dated August 10,
               2006).

  10.21(2) Cott Corporation Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q dated August 10,
               2006).

  10.22(2)     Termination Letter Agreement between Cott Corporation and Mark
               Benadiba dated August 2, 2006 (incorporated by reference to
               Exhibit 10.1 to our Form 10-Q dated November 9, 2006).

  10.23(2)     Termination Letter Agreement between Cott Corporation and Andrew
               J. Murfin dated August 2, 2006 (incorporated by reference to
               Exhibit 10.2 to our Form 10-Q dated November 9, 2006).

  10.24(2)     Termination Letter Agreement between Cott Corporation and Colin
               Walker dated August 8, 2006 (incorporated by reference to Exhibit
               10.3 to our Form 10-Q dated November 9, 2006).

  10.25(2) Employment Agreement between Cott Corporation and Wynn A. Willard dated August 23, 2006 (incorporated by reference to Exhibit 10.4 to our Form 10-Q dated November 9, 2006).

  10.26(2) Employment Agreement between Cott Corporation and John Dennehy dated September 12, 2006 (incorporated by reference to Exhibit
               10.5 to our Form 10-Q dated November 9, 2006).

  10.27(2) Employment Offer Letter between Cott Corporation and Rick Dobry dated September 21, 2006 and modification dated October 24, 2006
               (incorporated by reference to Exhibit 10.6 to our Form 10-Q dated
               November 9, 2006).

  10.28(2) Employment Agreement between Cott Corporation and Abilio Gonzales dated August 1, 2006 (incorporated by reference to Exhibit 10.7 to our Form 10-Q dated November 9, 2006).

  10.29(2)     Termination Letter Agreement between Cott Corporation and B.
               Clyde Preslar dated as of December 13, 2006 (filed herewith).

 NUMBER                                     DESCRIPTION
----------     -----------------------------------------------------------------
  10.30(2)     Employment Agreement between Cott Corporation and Tina
               Dell'Aquila dated February 21, 2007 (filed herewith).

  21.1         List of Subsidiaries of Cott Corporation (filed herewith).

  23.1 Consent of Independent Registered Public Accounting Firm (filed herewith).

  31.1         Certification of the Chief Executive Officer pursuant to section
               302 of the Sarbanes-Oxley Act of 2002 for the year ended December
               30, 2006 (filed herewith).

  31.2         Certification of the Chief Financial Officer, Vice President,
               Controller & Assistant Secretary pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2006
               (furnished herewith).

  32.1         Certification of the Chief Executive Officer pursuant to section
               906 of the Sarbanes-Oxley Act of 2002 for the year ended December
               30, 2006 (furnished herewith).

  32.2         Certification of the Chief Financial Officer, Vice President,
               Controller & Assistant Secretary pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2006
               (furnished herewith).

----------
(1)   Document is subject to request for confidential treatment.

(2)   Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cott Corporation

/s/ Brent D. Willis
----------------------------
Brent D. Willis
Chief Executive Officer
Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Willis                         Date: February 28, 2007
------------------------------
Brent D. Willis
Chief Executive Officer

/s/ Tina Dell'Aquila                        Date: February 28, 2007
------------------------------
Tina Dell'Aquila
Chief Financial Officer, Vice
President, Controller
& Assistant Secretary
(Principal Financial Officer &
Principal Accounting Officer)

/s/ Colin J. Adair                          Date: February 28, 2007
------------------------------
Colin J. Adair
Director

/s/ W. John Bennett                         Date: February 28, 2007
------------------------------
W. John Bennett
Director

/s/ George A. Burnett                       Date: February 28, 2007
------------------------------
George A. Burnett
Director

/s/ Serge Gouin                             Date: February 28, 2007
------------------------------
Serge Gouin
Director

/s/ Stephen H. Halperin                     Date: February 28, 2007
------------------------------
Stephen H. Halperin
Director

/s/ Betty Jane Hess                         Date: February 28, 2007
------------------------------
Betty Jane Hess
Director

/s/ Philip B. Livingston                    Date: February 28, 2007
------------------------------
Philip B. Livingston
Director

/s/ Christine A. Magee                      Date: February 28, 2007
------------------------------
Christine A. Magee
Director

/s/ Andrew Prozes                           Date: February 28, 2007
------------------------------
Andrew Prozes
Director

/s/ Donald G. Watt                          Date: February 28, 2007
------------------------------
Donald G. Watt
Director

/s/ Frank E. Weise                          Date: February 28, 2007
------------------------------
Frank E. Weise
Chairman, Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                       YEAR ENDED DECEMBER 30, 2006
                                              -----------------------------------------------------------------------------------
                                                                            Charged to   Charged to
                                                  Balance at     Reduction  Costs and       Other               Balance at End of
Description                                   Beginning of Year  of Sales    Expenses     Accounts   Deduction        Year
------------------                            -----------------  ---------  -----------  ----------  ---------  -----------------
RESERVES DEDUCTED IN THE BALANCE SHEET FROM
  THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables                          $            (7.8) $      --  $      (1.8) $       --  $     4.6  $            (5.0)
Inventories                                                (7.6)        --         (1.9)         --        0.2               (9.3)
Deferred income tax assets                                (21.0)        --          3.5          --         --              (17.5)
Accrued sales incentives                                  (27.6)     (45.9)          --          --       49.6              (23.9)
                                              -----------------  ---------  -----------  ----------  ---------  -----------------
                                              $           (64.0) $   (45.9) $      (0.2) $       --  $    54.4  $           (55.7)
                                              =================  =========  ===========  ==========  =========  =================


                                                                        YEAR OF ENDED DECEMBER 31, 2005
                                              -----------------------------------------------------------------------------------
                                                                            Charged to   Charged to
                                                  Balance at     Reduction  Costs and       Other               Balance at End of
Description                                   Beginning of Year  of Sales    Expenses     Accounts   Deduction        Year
------------------                            -----------------  ---------  -----------  ----------  ---------  -----------------
RESERVES DEDUCTED IN THE BALANCE SHEET FROM
  THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables                          $           (12.1) $      --  $      (0.5) $     (0.1) $     4.9  $            (7.8)
Inventories                                                (6.8)        --         (1.0)       (0.5)       0.7               (7.6)
Intangibles and other assets                               (0.4)        --           --          --        0.4                 --
Deferred income tax assets                                   --         --        (21.0)         --         --              (21.0)
Accrued sales incentives                                  (24.9)     (55.4)          --          --       52.7              (27.6)
                                              -----------------  ---------  -----------  ----------  ---------  -----------------
                                              $           (44.2) $   (55.4) $     (22.5) $     (0.6) $    58.7  $           (64.0)
                                              =================  =========  ===========  ==========  =========  =================


                                                                       YEAR ENDED JANUARY 1, 2005
                                              -----------------------------------------------------------------------------------
                                                                            Charged to   Charged to
                                                  Balance at     Reduction  Costs and       Other               Balance at End of
Description                                   Beginning of Year  of Sales    Expenses     Accounts   Deduction        Year
--------------------                          -----------------  ---------  -----------  ----------  ---------  -----------------
RESERVES DEDUCTED IN THE BALANCE SHEET FROM
  THE ASSETS TO WHICH THEY APPLY
Allowances for losses on:
Accounts receivables                          $            (6.8) $      --  $      (6.5) $       --  $     1.2  $           (12.1)
Inventories                                                (7.2)        --          0.1        (0.2)       0.5               (6.8)
Intangibles and other assets                               (0.6)        --          0.2          --         --               (0.4)
Accrued sales incentives                                  (24.2)     (46.6)          --          --       45.9              (24.9)
                                              -----------------  ---------  -----------  ----------  ---------  -----------------
                                              $           (38.8) $   (46.6) $      (6.2) $     (0.2) $    47.6  $           (44.2)
                                              =================  =========  ===========  ==========  =========  =================


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

CONSOLIDATING STATEMENTS OF INCOME

                                                                     For the year ended December 30, 2006
                                           --------------------------------------------------------------------------------------
                                               Cott          Cott         Guarantor     Non-guarantor  Elimination
(IN MILLIONS OF U.S. DOLLARS)              Corporation  Beverages Inc.   Subsidiaries   Subsidiaries     Entries     Consolidated
--------------------------------------     -----------  --------------  -------------  --------------  ------------  ------------
REVENUE                                    $     229.7  $      1,091.8  $       396.0  $        126.9  $      (72.6) $    1,771.8
Cost of sales                                    188.4           968.3          360.4           110.4         (72.6)      1,554.9
                                           -----------  --------------  -------------  --------------  ------------  ------------

GROSS PROFIT                                      41.3           123.5           35.6            16.5            --         216.9
Selling, general and administrative
  expenses                                        34.1            94.6           36.9            10.5            --         176.1
Loss on disposal of property, plant &
  equipment                                       (0.5)            0.6           (0.1)                                         --
Restructuring, asset impairments and
  other charges
    Restructuring                                  2.1            16.8            1.4             0.2                        20.5
    Asset Impairments (recovery)                  (0.2)           15.6             --              --                        15.4
    Other                                           --              --            2.6              --            --           2.6
                                           -----------  --------------  -------------  --------------  ------------  ------------

OPERATING INCOME (LOSS)                            5.8            (4.1)          (5.2)            5.8            --           2.3
Other expense (income), net                       (0.1)            9.2           (1.9)           (5.6)         (1.5)          0.1
Interest expense (income), net                    (0.2)           31.4            1.1            (0.1)           --          32.2
Minority interest                                   --              --             --             3.8            --           3.8
                                           -----------  --------------  -------------  --------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EQUITY INCOME (LOSS)                             6.1           (44.7)          (4.4)            7.7           1.5         (33.8)
Income taxes                                        --           (18.4)           0.3             8.5          (6.7)        (16.3)
Equity (loss) income                             (23.6)           (9.9)         (10.9)             --          44.4            --
                                           -----------  --------------  -------------  --------------  ------------  ------------

NET INCOME (LOSS)                          $     (17.5) $        (36.2) $       (15.6) $         (0.8) $       52.6  $      (17.5)
                                           ===========  ==============  =============  ==============  ============  ============

CONSOLIDATING BALANCE SHEETS

                                                                            As of December 30, 2006
                                           --------------------------------------------------------------------------------------
                                               Cott           Cott        Guarantor     Non-guarantor  Elimination
(IN MILLIONS OF U.S. DOLLARS)               Corporation  Beverages Inc.  Subsidiaries   Subsidiaries     Entries     Consolidated
---------------------------------------    ------------- -------------  -------------  --------------  ------------  ------------
ASSETS
CURRENT ASSETS
   Cash                                    $        1.8  $         4.9  $         1.2  $          5.5  $         --  $       13.4
   Accounts receivable                             37.2           24.6           85.0            84.3         (44.1)        187.0
   Income taxes recoverable                         0.2           15.1            1.5            (0.2)           --          16.6
   Inventories                                     21.6           71.6           33.0             5.0            --         131.2
   Prepaid expenses and other assets                1.5            3.2            4.6             1.0            --          10.3
   Deferred income taxes                             --           10.3            0.2             1.2            --          11.7
                                           ------------  -------------  -------------  --------------  ------------  ------------

                                                   62.3          129.7          125.5            96.8         (44.1)        370.2
Property, plant and equipment                      49.5          172.5          128.0            10.2            --         360.2
Goodwill                                           23.5           46.0           88.9              --            --         158.4
Intangibles and other assets                       14.9          155.4           43.9            36.5            --         250.7
Due from affiliates                               102.5           36.2          190.8            41.9        (371.4)           --
Investments in subsidiaries                       377.8           59.9           38.3           137.8        (613.8)           --
                                           ------------  -------------  -------------  --------------  ------------  ------------

                                           $      630.5  $       599.7  $       615.4  $        323.2  $   (1,029.3) $   1,139.5
                                           ============  =============  =============  ==============  ============  ============

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                   $         --  $          --  $       107.7  $           --  $         -- $       107.7
   Current maturities of long-term debt              --            2.0             --              --            --           2.0
   Accounts payable and accrued
    liabilities                                    33.8          108.4           65.3            24.6         (45.6)        186.5
                                           ------------  -------------  -------------  --------------  ------------  ------------

                                                   33.8          110.4          173.0            24.6         (45.6)        296.2
Long-term debt                                       --          275.2             --              --            --         275.2
Due to affiliates                                 108.0          124.7           99.9            38.8        (371.4)           --
Deferred income taxes                                --           26.4           22.5             9.6            --          58.5
                                           ------------  -------------  -------------  --------------  ------------  ------------

                                                  141.8          536.7          295.4            73.0        (417.0)       629.9
                                           ------------  -------------  -------------  --------------  ------------  ------------

Minority interest                                    --             --             --            20.9            --          20.9
SHAREOWNERS' EQUITY
Capital stock
   Common shares                                  273.4          275.8          615.1           175.0      (1,065.9)        273.4
Restricted shares                                  (0.7)            --             --              --            --          (0.7)
Additional paid-in capital                         29.8             --             --              --            --          29.8
Retained earnings (deficit)                       168.7         (212.8)        (201.0)           (5.2)        418.9         168.7
Accumulated other comprehensive income
  (loss)                                           17.5             --          (94.1)           59.5          34.6          17.5
                                           ------------  -------------  -------------  --------------  ------------  ------------
                                                  488.7           63.0          320.0           229.3        (612.3)        488.7
                                           ------------  -------------  -------------  --------------  ------------  ------------

                                           $      630.5  $       599.7  $       615.4  $        323.2  $   (1,029.3) $    1,139.5
                                           ============  =============  =============  ==============  ============  ============

CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                   For the year ended December 30, 2006
                                           --------------------------------------------------------------------------------------
                                                Cott         Cott          Guarantor   Non-guarantor   Elimination
(IN MILLIONS OF U.S. DOLLARS)               Corporation  Beverages Inc.  Subsidiaries   Subsidiaries      Entries    Consolidated
-------------------------------------      ------------- -------------  -------------  --------------  ------------  ------------
OPERATING ACTIVITIES
Net income (loss)                          $      (17.5) $       (36.2) $       (15.6) $         (0.8) $       52.6  $      (17.5)
Depreciation and amortization                      12.3           40.2           29.2             5.1            --          86.8
Amortization of financing fees                      0.1            0.2            0.5             0.3            --           1.1
Share-based compensation                           11.4             --             --              --                        11.4
Deferred income taxes                                --           (6.4)          (1.3)            7.8          (6.7)         (6.6)
Minority interest                                    --             --             --             3.8            --           3.8
Loss on disposal of property, plant &
  equipment                                        (0.5)           0.6           (0.1)             --            --            --
Equity loss, net of distributions                  23.6           15.5           24.3              --         (63.4)           --
Asset impairments                                  (0.2)          15.6             --              --            --          15.4
Other non-cash items                               (0.1)           7.9            4.1             0.1            --          12.0
Net change in non-cash working capital             18.3            7.2          (25.8)            4.8          (1.5)          3.0
                                           ------------  -------------  -------------  --------------  ------------  ------------

Cash provided by (used in) operating
  activities                                       47.4           44.6           15.3            21.1         (19.0)        109.4
                                           ------------  -------------  -------------  --------------  ------------  ------------

INVESTING ACTIVITIES
Additions to property, plant and
  equipment                                        (3.7)         (20.3)         (10.1)           (1.0)           --         (35.1)
Additions to intangible and other assets           (4.2)          (3.9)          (4.9)             --            --         (13.0)
Proceeds from disposal of property,
  plant & equipment                                 0.7            0.6            0.3              --            --           1.6
Advances to affiliates                            (47.7)           0.1           (8.8)             --          56.4            --
                                           ------------  -------------  -------------  --------------  ------------  ------------

Cash (used in) provided by investing
  activities                                      (54.9)         (23.5)         (23.5)           (1.0)         56.4         (46.5)
                                           ------------  -------------  -------------  --------------  ------------  ------------

FINANCING ACTIVITIES
Payments of long-term debt                           --           (1.0)            --              --            --          (1.0)
Short-term borrowings                                --          (10.4)         (45.5)          (10.0)           --         (65.9)
Advances from affiliates                             --            8.8           47.7            (0.1)        (56.4)           --
Distributions to subsidiary minority
  shareowner                                         --             --             --            (5.4)           --          (5.4)
Issue of common shares                              0.4             --             --              --            --           0.4
Dividends paid                                       --          (13.4)            --            (5.6)         19.0            --
Other financing activities                           --           (0.2)           0.8              --            --           0.6
                                           ------------  -------------  -------------  --------------  ------------  ------------

Cash provided by (used in) financing
  activities                                        0.4          (16.2)           3.0           (21.1)        (37.4)        (71.3)
                                           ------------  -------------  -------------  --------------  ------------  ------------

Effect of exchange rate changes on cash             0.1             --            0.1            (0.1)           --           0.1
                                           ------------  -------------  -------------  --------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH                    (7.0)           4.9           (5.1)           (1.1)           --          (8.3)
CASH, BEGINNING OF YEAR                             8.8             --            6.3             6.6            --          21.7
                                           ------------  -------------  -------------  --------------  ------------  ------------

CASH, END OF YEAR                          $        1.8  $         4.9  $         1.2  $          5.5  $         --  $       13.4
                                           ============  =============  =============  ==============  ============  ============

CONSOLIDATING STATEMENTS OF INCOME

                                                                     For the year ended December 31, 2005
                                           --------------------------------------------------------------------------------------
                                               Cott          Cott         Guarantor     Non-guarantor  Elimination
(IN MILLIONS OF U.S. DOLLARS)               Corporation  Beverages Inc.  Subsidiaries   Subsidiaries     Entries     Consolidated
------------------------------------       ------------- -------------  -------------  --------------  ------------  ------------
REVENUE                                    $      214.3  $     1,140.4  $       310.4  $        119.6  $      (29.4) $    1,755.3
Cost of sales                                     183.3          979.8          271.5           100.6         (29.4)      1,505.8
                                           ------------  -------------  -------------  --------------  ------------  ------------

GROSS PROFIT                                       31.0          160.6           38.9            19.0            --         249.5
Selling, general and administrative
  expenses                                         35.5           73.9           21.1             8.1            --         138.6
Loss on disposal of property, plant &
  equipment                                         0.3            2.1           (0.9)             --            --           1.5
Restructuring, asset impairments and
  other charges
    Restructuring                                   0.4            2.8             --              --            --           3.0
    Asset impairments                               4.4           29.1             --              --            --          33.7
    Other                                            --             --            0.8              --            --           0.8
                                           ------------  -------------  -------------  --------------  ------------  ------------

OPERATING (LOSS) INCOME                            (9.6)          52.7           17.9            10.9            --          71.9
Other (income) expense, net                        (0.6)           8.6           (0.7)           (8.0)           --          (0.7)
Interest (income) expense, net                     (0.1)          32.6           (5.1)            1.4            --          28.8
Minority interest                                    --             --             --             4.5            --           4.5
                                           ------------  -------------  -------------  --------------  ------------  ------------

(LOSS) INCOME BEFORE INCOME TAXES AND
  EQUITY INCOME (LOSS)                             (8.9)          11.5           23.7            13.0            --          39.3
Income taxes                                        0.8            7.1            9.1             5.2          (7.5)         14.7
Equity income (loss)                               34.3            8.5           13.8              --         (56.6)           --
                                           ------------  -------------  -------------  --------------  ------------  ------------
NET INCOME (LOSS)                          $       24.6  $        12.9  $        28.4  $          7.8  $      (49.1) $       24.6
                                           ============  =============  =============  ==============  ============  ============

CONSOLIDATING BALANCE SHEETS

                                                                         As of December 31, 2005
                                         ----------------------------------------------------------------------------------------
                                             Cott         Cott         Guarantor     Non-guarantor    Elimination
(IN MILLIONS OF U.S. DOLLARS)            Corporation  Beverages Inc.  Subsidiaries   Subsidiaries      Entries       Consolidated
                                         -----------  --------------  ------------   ------------    -------------   ------------
ASSETS
CURRENT ASSETS
   Cash                                  $       8.8  $           --  $        6.3   $        6.6    $          --   $       21.7
   Accounts receivable                          35.6            26.5          70.2          103.2            (44.4)         191.1
   Inventories                                  18.8            76.6          43.6            5.2               --          144.2
   Prepaid expenses and other assets             1.3             2.2           4.7            1.3               --            9.5
   Deferred income taxes                          --             6.7          (0.2)           0.8               --            7.3
                                         -----------   -------------  ------------   ------------    -------------   ------------

                                                64.5           112.0         124.6          117.1            (44.4)         373.8
Property, plant and equipment                   53.0           195.6         135.1           10.5               --          394.2
Goodwill                                        23.5            46.0          80.8             --               --          150.3
Intangibles and other assets                    17.0           164.1          38.4           40.9               --          260.4
Due from affiliates                             60.8            60.0         168.8           41.9           (331.5)            --
Investments in subsidiaries                    395.2            75.4          62.6          137.8           (671.0)            --
Deferred income taxes                             --              --           0.4             --               --            0.4
                                         -----------  --------------  ------------   ------------    -------------   ------------
                                         $     614.0   $       653.1  $      610.7   $      348.2    $    (1,046.9)  $    1,179.1
                                         ===========  ==============  ============   ============    =============   ============

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                 $        --  $         10.4  $      137.5   $       10.0    $          --   $      157.9
   Current maturities of long-term debt           --             0.8            --             --               --            0.8
   Accounts payable and accrued
    liabilities                                 36.7           109.6          63.6           17.0            (44.4)         182.5
   Deferred income taxes                          --              --           0.1            0.1               --            0.2
                                         -----------  --------------  ------------   ------------    -------------   ------------

                                                36.7           120.8         201.2           27.1            (44.4)         341.4
Long-term debt                                    --           272.3            --             --               --          272.3
Due to affiliates                               95.4           115.8          58.1           62.2           (331.5)            --
Deferred income taxes                             --            29.0          27.3            4.7               --           61.0
                                         -----------  --------------  ------------   ------------    -------------   ------------
                                               132.1           537.9         286.6           94.0           (375.9)         674.7
                                         -----------  --------------  ------------   ------------    -------------   ------------

Minority interest                                 --              --            --           22.5               --           22.5
SHAREOWNERS' EQUITY
Capital stock
   Common shares                               273.0           275.8         599.5          175.0         (1,050.3)         273.0
Additional paid-in capital                      18.4              --            --             --               --           18.4
Retained earnings (deficit)                    186.2          (160.6)       (191.2)          (2.3)           354.1          186.2
Accumulated other comprehensive
 income (loss)                                   4.3              --         (84.2)          59.0             25.2            4.3
                                         -----------  --------------  ------------   ------------    -------------   ------------
                                               481.9           115.2         324.1          231.7           (671.0)         481.9
                                         -----------  --------------  ------------   ------------    -------------   ------------
                                         $     614.0   $       653.1  $      610.7   $      348.2    $    (1,046.9)  $    1,179.1
                                         ===========  ==============  ============   ============    =============   ============

CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                         For the year ended December 31, 2005
                                         ----------------------------------------------------------------------------------------
                                             Cott         Cott         Guarantor     Non-guarantor    Elimination
(IN MILLIONS OF U.S. DOLLARS)            Corporation  Beverages Inc.  Subsidiaries   Subsidiaries       Entries      Consolidated
                                         -----------  --------------  ------------   ------------    -------------   ------------
OPERATING ACTIVITIES
Net income                               $      24.6  $         12.9  $       28.4   $        7.8    $       (49.1)  $       24.6
Depreciation and amortization                   11.6            35.9          17.6            5.1               --           70.2
Amortization of financing fees                    --             0.3           0.2            0.3               --            0.8
Deferred income taxes                            0.5            (8.8)          5.2            4.1             (7.5)          (6.5)
Minority interest                                 --              --            --            4.5               --            4.5
Loss on disposal of property,
 plant & equipment                               0.3             2.1          (0.9)            --               --            1.5
Equity loss, net of distributions              (34.3)           (2.2)         (0.6)            --             37.1             --
Asset impairments                                4.4            29.3          (0.2)            --               --           33.5
Other non-cash items                             0.1             1.3            --            0.1               --            1.5
Net change in non-cash working capital          48.1            42.7         (54.5)         (37.3)              --           (1.0)
                                         -----------  --------------  ------------   ------------    -------------   ------------

Cash provided by (used in) operating
 activities                                     55.3           113.5          (4.8)         (15.4)           (19.5)         129.1
                                         -----------  --------------  ------------   ------------    -------------   ------------

INVESTING ACTIVITIES
Additions to property, plant and
 equipment                                     (11.8)          (47.0)        (15.4)          (1.6)              --          (75.8)
Additions to intangible and other
 assets                                         (9.6)            3.7          (2.1)          (1.0)              --           (9.0)
Acquisitions                                      --              --        (135.1)            --               --         (135.1)
Proceeds from disposal of property,
  plant & equipment                             (0.2)            0.6           1.8             --               --            2.2
Advances to affiliates                         (14.9)            0.1           9.9             --              4.9             --
Investment in subsidiaries                     (15.0)             --         (15.0)            --             30.0             --
                                         -----------  --------------  ------------   ------------    -------------   ------------

Cash used in investing activities              (51.5)          (42.6)       (155.9)          (2.6)            34.9         (217.7)
                                         -----------  --------------  ------------   ------------    -------------   ------------

FINANCING ACTIVITIES
Payments of long-term debt                        --            (0.9)           --             --               --           (0.9)
Short-term borrowings                           (0.1)          (56.1)        138.0           10.0               --           91.8
Advances from affiliates                       (13.2)            3.2          15.0           (0.1)            (4.9)            --
Distributions to subsidiary minority
 shareowner                                       --              --            --           (5.8)              --           (5.8)
Issue of common shares                           3.6              --          15.0           15.0            (30.0)           3.6
Financing costs                                   --            (3.8)           --             --               --           (3.8)
Dividends paid                                    --           (13.2)           --           (6.3)            19.5             --
Other financing activities                       0.1            (0.1)         (0.4)            --               --           (0.4)
                                         -----------  --------------  ------------   ------------    -------------   ------------

Cash (used in) provided by financing
 activities                                     (9.6)          (70.9)        167.6           12.8            (15.4)          84.5
                                         -----------  --------------  ------------   ------------    -------------   ------------

Effect of exchange rate changes on cash         (0.1)             --          (0.6)          (0.1)              --           (0.8)
                                         -----------  --------------  ------------   ------------    -------------   ------------

NET (DECREASE) INCREASE IN CASH                 (5.9)             --           6.3           (5.3)              --           (4.9)
CASH, BEGINNING OF YEAR                         14.7              --            --           11.9               --           26.6
                                         -----------  --------------  ------------   ------------    -------------   ------------

CASH, END OF YEAR                        $       8.8  $           --  $        6.3   $        6.6    $          --   $       21.7
                                         ===========  ==============  ============   ============    =============   ============

CONSOLIDATING STATEMENTS OF INCOME

                                                                       For the year ended January 1, 2005
                                         ----------------------------------------------------------------------------------------
                                             Cott         Cott         Guarantor     Non-guarantor    Elimination
(IN MILLIONS OF U.S. DOLLARS)            Corporation  Beverages Inc.  Subsidiaries   Subsidiaries       Entries      Consolidated
                                         -----------  --------------  ------------   ------------    -------------   ------------
REVENUE                                  $     208.3  $      1,113.5  $      250.7   $      107.2    $       (33.4)  $    1,646.3
Cost of sales                                  172.9           919.0         214.9           89.2            (33.4)       1,362.6
                                         -----------  --------------  ------------   ------------    -------------   ------------
GROSS PROFIT                                    35.4           194.5          35.8           18.0               --          283.7
Selling, general and administrative
 expenses                                       35.8            75.4          19.1            7.8               --          138.1

Loss on disposal of property,
 plant & equipment                                --            (0.2)         (0.1)            --               --           (0.3)
Restructuring, asset impairments and
 other charges                                   1.3              --          (0.4)            --               --            0.9
                                         -----------  --------------  ------------   ------------    -------------   ------------

OPERATING (LOSS) INCOME                         (1.7)          119.3          17.2           10.2               --          145.0
Other expense (income), net                      0.5             1.3          (1.8)           0.2               --            0.2
Interest (income) expense, net                  (0.2)           32.9          (6.6)          (0.1)              --           26.0
Minority interest                                 --              --            --            4.0               --            4.0
                                         -----------  --------------  ------------   ------------    -------------   ------------

(LOSS) INCOME BEFORE INCOME TAXES
 AND EQUITY INCOME (LOSS)                       (2.0)           85.1          25.6            6.1               --          114.8
Income taxes                                    (2.7)           35.5           8.3            2.2             (7.5)          35.8
Equity income (loss)                            77.6             9.3          55.1             --           (142.7)          (0.7)
                                         -----------  --------------  ------------   ------------    -------------   ------------

NET INCOME (LOSS)                        $      78.3  $         58.9  $       72.4   $        3.9    $      (135.2)  $       78.3
                                         ===========  ==============  ============   ============    =============   ============

CONSOLIDATING BALANCE SHEETS

                                                                        As of January 1, 2005
                                         ----------------------------------------------------------------------------------------
                                             Cott         Cott         Guarantor     Non-guarantor    Elimination
(IN MILLIONS OF U.S. DOLLARS)            Corporation  Beverages Inc.  Subsidiaries   Subsidiaries       Entries       Consolidated
                                         -----------  --------------  ------------   ------------    -------------   ------------
ASSETS
CURRENT ASSETS
   Cash                                  $      14.7  $           --  $         --   $       11.9    $          --   $       26.6
   Accounts receivable                          52.2           109.3          49.4           12.9            (39.5)         184.3
   Inventories                                  20.9            72.4          24.6            4.9               --          122.8
   Prepaid expenses and other assets             3.0             3.3           3.0            0.4               --            9.7
   Deferred income taxes                        --               7.7           0.6             --               --            8.3
                                         -----------  --------------  ------------   ------------    -------------   ------------

                                                90.8           192.7          77.6           30.1            (39.5)         351.7
Property, plant and equipment                   48.3           162.0          93.6            9.8               --          313.7
Goodwill                                        22.8            51.8          14.2             --               --           88.8
Intangibles and other assets                    11.6           203.7          16.8           44.0               --          276.1
Due from affiliates                             47.0             4.7         151.1           41.9           (244.7)            --
Investments in subsidiaries                    354.0            74.2          47.1          133.3           (608.6)            --
                                         -----------  --------------  ------------   ------------    -------------   ------------

                                         $     574.5  $        689.1  $      400.4   $      259.1    $      (892.8)  $    1,030.3
                                         ===========  ==============  ============   ============    =============   ============

LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                 $        --  $         66.5  $        4.9   $         --    $          --   $       71.4
   Current maturities of long-term debt           --             0.8            --             --               --            0.8
   Accounts payable and accrued
    liabilities                                 31.7            82.5          52.4           18.1            (39.5)         145.2
                                         -----------  --------------  ------------   ------------    -------------   ------------

                                                31.7           149.8          57.3           18.1            (39.5)         217.4
Long-term debt                                    --           272.5            --             --               --          272.5
Due to affiliates                               80.4           112.6          44.7            7.0           (244.7)            --
Deferred income taxes                            5.1            37.2          17.0             --               --           59.3
                                         -----------  --------------  ------------   ------------    -------------   ------------
                                               117.2           572.1         119.0           25.1           (284.2)         549.2
                                         -----------  --------------  ------------   ------------    -------------   ------------

Minority interest                                 --              --            --           23.8               --           23.8
SHAREOWNERS' EQUITY
Capital stock
   Common shares                               269.4           275.8         587.2          147.6         (1,010.6)         269.4
Additional paid-in-capital                      17.6              --            --             --               --           17.6
Retained earnings (deficit)                    161.6          (158.8)       (223.4)          (4.0)           386.2          161.6
Accumulated other comprehensive
 income (loss)                                   8.7              --         (82.4)          66.6             15.8            8.7
                                         -----------  --------------  ------------   ------------    -------------   ------------
                                               457.3           117.0         281.4          210.2           (608.6)         457.3
                                         -----------  --------------  ------------   ------------    -------------   ------------
                                         $     574.5  $        689.1  $      400.4   $      259.1    $      (892.8)  $    1,030.3
                                         ===========  ==============  ============   ============    =============   ============

CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     For the year ended January 1, 2005
                                         ----------------------------------------------------------------------------------------
                                             Cott         Cott         Guarantor     Non-guarantor    Elimination
(IN MILLIONS OF U.S. DOLLARS)            Corporation  Beverages Inc.  Subsidiaries   Subsidiaries       Entries      Consolidated
                                         -----------  --------------  ------------   ------------    -------------   ------------
OPERATING ACTIVITIES
Net income                               $      78.3  $         58.9  $       72.4   $        3.9    $      (135.2)  $       78.3
Depreciation and amortization                    9.5            31.2          14.3            5.0               --           60.0
Amortization of financing fees                    --             0.7            --             --               --            0.7
Deferred income taxes                           (0.8)           10.3           7.3           (0.2)            (7.5)           9.1
Minority interest                                 --              --            --            4.0               --            4.0
Gain on disposal of property, plant &
 equipment                                        --            (0.2)         (0.1)            --               --           (0.3)
Equity income, net of distributions            (68.7)           (3.3)        (50.6)            --            123.3            0.7
Non-cash unusual items                           1.5              --            --             --               --            1.5
Other non-cash items                             1.2            (1.0)          0.8            0.1               --            1.1
Net change in non-cash working capital         (36.8)          (27.2)          0.5           11.1               --          (52.4)
                                         -----------  --------------  ------------   ------------    -------------   ------------

Cash provided by (used in) operating
 activities                                    (15.8)           69.4          44.6           23.9            (19.4)         102.7
                                         -----------  --------------  ------------   ------------    -------------   ------------

INVESTING ACTIVITIES
Additions to property, plant and
 equipment                                      (4.8)          (34.4)         (9.0)          (2.1)              --          (50.3)
Additions to intangible and other
 assets                                         (6.7)           (0.5)         (3.3)           0.4               --          (10.1)
Acquisitions                                      --           (34.6)           --             --               --          (34.6)
Acquisition of production capacity                --            (3.8)           --             --               --           (3.8)
Proceeds from disposal of property,
 plant & equipment                               1.9             3.1           0.4             --               --            5.4
Advances to affiliates                          13.9             0.1         (21.1)            --              7.1             --
Investment in subsidiaries                     (15.0)             --            --             --             15.0             --
                                         -----------  --------------  ------------   ------------    -------------   ------------

Cash (used in) provided by investing
 activities                                    (10.7)          (70.1)        (33.0)          (1.7)            22.1          (93.4)
                                         -----------  --------------  ------------   ------------    -------------   ------------

FINANCING ACTIVITIES
Payments of long-term debt                        --            (1.3)         (1.9)          (0.3)              --           (3.5)
Short-term borrowings                             --            (5.6)         (1.4)            --               --           (7.0)
Advances from affiliates                        12.8            21.5         (27.1)          (0.1)            (7.1)            --
Distributions to subsidiary minority
 shareowner                                       --              --            --           (5.9)              --           (5.9)
Issue of common shares                          14.3              --          15.0             --            (15.0)          14.3
Dividends paid                                    --           (13.3)           --           (6.1)            19.4             --
Other financing activities                        --              --          (0.4)            --               --           (0.4)
                                         -----------  --------------  ------------   ------------    -------------   ------------

Cash provided by (used in) financing
 activities                                     27.1             1.3         (15.8)         (12.4)            (2.7)          (2.5)
                                         -----------  --------------  ------------   ------------    -------------   ------------

Effect of exchange rate changes on cash          0.7              --           0.7             --               --            1.4
                                         -----------  --------------  ------------   ------------    -------------   ------------

NET INCREASE (DECREASE) IN CASH                  1.3             0.6          (3.5)           9.8               --            8.2
CASH, BEGINNING OF YEAR                         13.4            (0.6)          3.5            2.1               --           18.4
                                         -----------  --------------  ------------   ------------    -------------   ------------

CASH, END OF YEAR                        $      14.7  $           --  $         --   $       11.9    $          --   $       26.6
                                         ===========  ==============  ============   ============    =============   ============