Form 10-Q
period 2007-03-31
COTT CORP /CN/
filed 2007-05-10
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended:                March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number:                000-19914
COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	NONE

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

207 QUEEN’S QUAY WEST, SUITE 340, TORONTO, ONTARIO, CANADA 4211 W. BOY SCOUT BOULEVARD, SUITE 290 TAMPA, FLORIDA, UNITED STATES	M5J 1A7 33607

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (416) 203-3898
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007

Common Stock, no par value per share	71,754,630 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Cott Corporation
Consolidated Statements of Income (Loss)
(in millions of U.S. dollars, except per share amounts)
Unaudited

	For the three months ended
	March 31,	April 1,
	2007	2006

Revenue	$400.2	$394.2

Cost of sales	346.7	341.5

Gross profit	53.5	52.7

Selling, general and administrative expenses	37.7	39.9
Loss on disposal of property, plant and equipment	—	0.1
Restructuring, asset impairments and other charges — note 2
Restructuring	0.3	1.6
Asset impairments	—	1.4
Other	—	2.0

Operating income	15.5	7.7

Other expense (income), net	0.2	(0.2)
Interest expense, net	7.8	8.2
Minority interest	0.7	1.0

Income (loss) before income taxes	6.8	(1.3)

Income tax expense — note 4	2.0	0.8

Net income (loss) — note 5	$4.8	$(2.1)

Per share data — note 6
Income (loss) per common share
Basic	$0.07	$(0.03)
Diluted	$0.07	$(0.03)
The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars)
Unaudited

	March 31,	December 30,
	2007	2006

Assets

Current assets
Cash	$6.2	$13.4
Accounts receivable	196.6	187.0
Income taxes recoverable	16.3	17.8
Inventories — note 7	147.9	131.2
Prepaid expenses and other assets	11.9	10.3
Deferred income taxes	12.9	11.7

	391.8	371.4

Property, plant and equipment — note 9	364.6	360.2

Goodwill	159.1	158.4

Intangibles and other assets — note 10	247.8	250.7

Deferred income taxes	9.8	—

	$1,173.1	$1,140.7

Liabilities

Current liabilities
Short-term borrowings — note 11	$103.7	$107.7
Current maturities of long-term debt	1.7	2.0
Accounts payable and accrued liabilities	201.0	186.5

	306.4	296.2

Long-term debt	276.7	275.2

Deferred income taxes	49.7	48.2

Other tax liabilities — note 4	31.0	11.5

	663.8	631.1

Minority interest	21.0	20.9

Shareowners’ Equity

Capital stock
Common shares — 71,754,630 shares issued (December 30, 2006 — 71,749,630)	273.4	273.4

Restricted shares	(0.6)	(0.7)

Additional paid-in-capital	27.7	29.8

Retained earnings	169.2	168.7

Accumulated other comprehensive income	18.6	17.5

	488.3	488.7

	$1,173.1	$1,140.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Shareowners’ Equity
(in million of U.S. dollars)
Unaudited

						Accumulated
	Number of			Additional		Other
	Common	Common	Restricted	Paid-in-	Retained	Comprehensive	Total
	Shares	Shares	Shares	Capital	Earnings	Income	Equity
	(IN THOUSANDS)

Balance at December 31, 2005	71,712	$273.0	$—	$18.4	$186.2	$4.3	$481.9

Options exercised	2	—	—	—	—	—	—
Share-based compensation	—	—	—	2.7	—	—	2.7
Comprehensive income — note 5
Currency translation adjustment	—	—	—	—	—	(0.6)	(0.6)
Unrealized losses on cash flow hedges — note 8	—	—	—	—	—	0.1	0.1
Net loss	—	—	—	—	(2.1)	—	(2.1)

	—	—	—	—	(2.1)	(0.5)	(2.6)

Balance at April 1, 2006	71,714	$273.0	$—	$21.1	184.1	3.8	482.0

Balance at December 30, 2006	71,750	$273.4	$(0.7)	$29.8	$168.7	$17.5	$488.7

Options exercised	5	—	—	—	—	—	—
Restricted shares — note 13	—	—	0.1	—	—	—	0.1
Share-based compensation	—	—	—	2.5	—	—	2.5
Change in accounting policy— note 1	—	—	—	(4.6)	(4.3)	—	(8.9)
Comprehensive income — note 5
Currency translation adjustment	—	—	—	—	—	1.1	1.1
Net income	—	—	—	—	4.8	—	4.8

	—	—	—	—	4.8	1.1	5.9

Balance at March 31, 2007	71,755	$273.4	$(0.6)	$27.7	$169.2	$18.6	$488.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the three months ended
	March 31,	April 1,
	2007	2006

Operating Activities
Net income (loss)	$4.8	$(2.1)
Depreciation and amortization	17.9	19.3
Amortization of financing fees	0.3	0.3
Share-based compensation expense	2.5	2.7
Deferred income taxes	0.2	0.2
Increase in other income tax liabilities — note 4	0.8	—
Minority interest	0.7	1.0
Loss on disposal of property, plant and equipment	—	0.1
Asset impairments	—	1.4
Other non-cash items	0.3	0.3
Net change in non-cash working capital — note 12	(12.1)	(15.8)

Cash provided by operating activities	15.4	7.4

Investing Activities
Additions to property, plant and equipment	(16.2)	(8.3)
Additions to intangibles and other assets	(0.4)	(2.4)
Proceeds from disposition of property, plant and equipment	0.2	0.7

Cash used in investing activities	(16.4)	(10.0)

Financing Activities
Payments of long-term debt	(1.2)	(0.2)
Short-term borrowings	(4.2)	(7.0)
Distributions to subsidiary minority shareowner	(0.6)	(1.1)
Other financing activities	(0.1)	(0.1)

Cash used in financing activities	(6.1)	(8.4)

Effect of exchange rate changes on cash	(0.1)	0.1

Net decrease in cash	(7.2)	(10.9)

Cash, beginning of period	13.4	21.7

Cash, end of period	$6.2	$10.8

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 1
Summary of Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the most recent annual consolidated financial statements. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements, except for the Accounting for Uncertainty in Income Taxes as outlined below.
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
Accounting for Uncertainty in Income Taxes
In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of the beginning of our 2007 fiscal year and, as a result, recognized a $4.3 million decrease to retained earnings and $4.6 million decrease in additional paid-in- capital from the cumulative effect of the adoption. As of the beginning of our 2007 fiscal year, we recorded a liability for uncertain tax positions in our Consolidated Balance Sheet of $30.2 million. This liability consists of the $4.3 million and $4.6 million decreases in retained earnings and additional paid-in-capital, respectively; $11.5 million of amounts reclassified from income taxes recoverable and deferred income tax liabilities and $9.8 million recognition of deferred income tax assets. Of the $30.2 million, approximately $24.2 million would, if recognized, impact our effective tax rate over time. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of December 31, 2006, we accrued approximately $3.0 million of interest and penalties, which are included in Other Tax Liabilities.
Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 2
Restructuring, Asset Impairments and Other Charges

	For the three months ended
	March 31,	April 1,
(IN MILLIONS OF U.S. DOLLARS)	2007	2006

Restructuring	$0.3	$1.6
Asset impairments	—	1.4
Other	—	2.0

	$0.3	$5.0

On October 26, 2006, we announced the closures of our manufacturing plants in Elizabethtown, Kentucky (“Elizabethtown”) and Wyomissing, Pennsylvania (“Wyomissing”).
Restructuring
The following table is a summary of our cash restructuring charges for the three months ended March 31, 2007 and the year ended December 30, 2006:

	Balance at	Charged to Costs	Payments
(IN MILLIONS OF	December 31,	and Expenses	made during	Balance at
U.S. DOLLARS)	2006	during the period	the period	March 31, 2007

Severance and termination benefits	$5.4	$0.3	$(2.0)	$3.7
Contract loss	7.3	—	(0.3)	7.0

Total	$12.7	$0.3	$(2.3)	$10.7

		Charged to Costs	Payments
(IN MILLIONS OF	Balance at	and Expenses	made during	Balance at
U.S. DOLLARS)	January 1, 2006	during the year	the year	December 30, 2006

Severance and termination benefits	$1.0	$12.1	$(7.7)	$5.4
Contract loss	—	7.7	(0.4)	7.3
Other	—	0.7	(0.7)	—

Total	$1.0	$20.5	$(8.8)	$12.7

In the fourth quarter of 2006, we announced that we would record an estimated $115 to $125 million in aggregate charges for cost reduction programs including additional plant closures, office consolidation and organizational streamlining. This range was revised from the $60 to $80 million in estimated charges associated with the North American realignment plan and other asset impairments that we initially announced on September 29, 2005. Since September 29, 2005 through the end of the first quarter of 2007, we have recorded pre-tax charges of $86.3 million. In 2005, we recorded pre-tax charges of $36.9 million relating to the North American realignment and other asset impairments, of which $20.0 million related to customer relationship impairment. In 2006, we recorded pre-tax charges of $49.1 million, of which $30.4 million was in connection with the Elizabethtown and Wyomissing closures announced on October 26, 2006. The pre-tax charges of $30.4 million consisted of $10.6 million for accelerated depreciation and amortization recorded in cost of sales, $14.2 million for impairment charges relating to property, plant, equipment and intangible assets, and $5.6 million for severance of approximately 350 employees. In the first quarter of 2007, we recorded pre-tax charges of $0.3 million,

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
primarily for severance costs relating the closures of Elizabethtown and Wyomissing. We estimate that the remainder of the cost reduction program charges (approximately $29 million to $39 million) will be incurred over the next 12 months.
We may also rationalize products, customers and production capacity but have not yet completed our analysis nor have we completed our detailed plans. Accordingly, the ultimate amount of any asset impairment charges or change in useful lives of assets that may result is uncertain. It is reasonably possible that our estimates of future cash flows generated by, the useful lives of, or both related to certain equipment and intangibles will be significantly reduced in the near term. As a result, the carrying value of the related assets may also be reduced materially in the near term.
Note 3
Business Seasonality
Our net income for the first quarter ending March 31, 2007 is not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which normally leads to higher revenues in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest are not impacted by seasonal trends.
Note 4
Income Taxes
The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the three months ended

	March 31,	April 1,
(IN MILLIONS OF U.S. DOLLARS)	2007	2006

Income tax (recovery) provision based on Canadian statutory rates	$2.3	$(0.5)
Foreign tax rate differential	(1.1)	(1.1)
Non-deductible expenses and other items	—	1.2
Increase to other tax liabilities	0.8	—
Increase in valuation allowance	—	1.2

	$2.0	$0.8

As of March 31, 2007, we recognized $0.3 million of interest and penalties in the income statement and $3.3 million of interest and penalties in the balance sheet. We have classified the interest and penalties as income tax expense.
The total amount of gross unrecognized tax benefits as at December 31, 2006 was $28.9 million.
We are currently under audit by the Canada Revenue Agency for tax years 2000 through 2004 and by the Internal Revenue Service for tax years 2002 and 2003. The amounts that may ultimately be payable by us as a result of these audits are uncertain. We believe that the amounts provided for these audits in our tax liabilities are adequate; however, it is reasonably possible that our estimates of tax liabilities for these audits may change materially in the near term.
As of March 31, 2007, the tax years prior to 1997 are closed to examination by major tax jurisdictions.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 5
Comprehensive Income (Loss)

	For the three months ended

	March 31,	April 1,
(IN MILLIONS OF U.S. DOLLARS)	2007	2006

Net income (loss)	$4.8	$(2.1)
Foreign currency translation	1.1	(0.6)
Unrealized gains on cash flow hedges — note 9	—	0.1

	$5.9	$(2.6)

Note 6
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
The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	For the three months ended

	March 31,	April 1,
(IN THOUSANDS)	2007	2006

Weighted average number of shares outstanding — basic	71,752	71,712
Dilutive effect of stock options	43	43

Adjusted weighted average number of shares outstanding — diluted	71,795	71,755

At March 31, 2007, options to purchase 2,508,389 shares (4,420,764 — April 1, 2006) of common stock at a weighted average exercise price of C$30.45 per share (C$43.53 — April 1, 2006) were outstanding, but were not included in the computation of diluted net income per share because the exercise price of such options was greater than the average market price of our common stock during the period.
As of March 31, 2007, we had 71,754,630 common shares and 2,615,680 common share options outstanding. Of our common share options outstanding, 1,979,054 options were exercisable as of March 31, 2007.
During the first quarter ended March 31, 2007, no common share options were issued and 5,000 common share options were exercised at an exercise price of C$14.00.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 7
Inventories

	March 31,	December 30,
(IN MILLIONS OF U.S. DOLLARS)	2007	2006

Raw materials	$54.4	$52.2
Finished goods	75.9	61.5
Other	17.6	17.5

	$147.9	$131.2

Note 8
Derivative Financial Instruments
At March 31, 2007 and December 30, 2006 there were no outstanding derivatives that were accounted for as hedges.
In 2006, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar attributable to certain forecasted U.S. dollar raw material purchases of the Canadian business. The hedges consisted of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and matured at various dates through December 28, 2006. The fair market value of the foreign exchange options was included in prepaid expenses and other assets.
As of April 1, 2006, the hedges consisted of foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar at a cost of $0.6 million. The fair value of the options of $0.2 million had been included in prepaid expenses and other assets at April 1, 2006 and the unrealized loss of $0.4 million was recorded in other comprehensive income, reflecting a $0.1 million decrease in the unrealized loss in comprehensive income in the first quarter of 2006.
Note 9
Property, Plant and Equipment

	March 31,	December 30,
(IN MILLIONS OF U.S. DOLLARS)	2007	2006

Cost	$703.3	$684.7
Accumulated depreciation	(338.7)	(324.5)

	$364.6	$360.2

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 10
Intangibles and Other Assets

	March 31, 2007			December 30, 2006

		Accumulated			Accumulated
(IN MILLIONS OF U.S. DOLLARS)	Cost	Amortization	Net	Cost	Amortization	Net

Intangibles
Not subject to amortization
Rights	$80.4	$—	$80.4	$80.4	$—	$80.4

Subject to amortization
Customer relationships	165.8	52.7	113.1	165.7	50.0	115.7
Trademarks	29.4	11.9	17.5	29.4	11.3	18.1
Information technology	57.7	34.8	22.9	57.0	32.8	24.2
Other	3.6	1.3	2.3	3.6	1.2	2.4

	256.5	100.7	155.8	255.7	95.3	160.4

	336.9	100.7	236.2	336.1	95.3	240.8

Other Assets
Financing costs	4.8	2.6	2.2	4.8	2.3	2.5
Other	13.4	4.0	9.4	11.2	3.8	7.4

	18.2	6.6	11.6	16.0	6.1	9.9

	$355.1	$107.3	$247.8	$352.1	$101.4	$250.7

Amortization expense of intangible assets was $5.4 million for the period ended March 31, 2007 ($6.0 million — April 1, 2006).
Note 11
Short-Term Borrowings
Short-term borrowings include bank overdrafts and borrowings under our credit facilities and receivables securitization facility.
The credit facilities are collateralized by substantially all of our personal property with certain exceptions including the receivables sold as part of our receivables securitization facility discussed below.
In general, borrowings under the credit facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. A facility fee of between 0.15% and 0.375% per annum is payable on the entire line of credit. The level of the facility fee is dependent on financial covenants.
As at March 31, 2007, credit of $168.1 million was available after borrowings of $52.5 million and standby letters of credit of $4.4 million. The weighted average interest rate was 7.05% on these facilities as of March 31, 2007.
The amount of funds available under the receivables securitization facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time, as a result of changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of an unaffiliated entity, Park Avenue Receivables Company, LLC, and certain other financial institutions. A fee of between 0.20% and 0.40% per annum is currently payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of March 31, 2007, $41.7 million of eligible receivables, net of reserves, were available for purchase and $41.6 million was outstanding under this facility, at a weighted average interest rate of 6.34%.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
We were in compliance with our covenants as of March 31, 2007. Our financial covenants are calculated and determined at the end of each quarter. Based on our current financial projection, we expect to be in compliance with the total leverage ratio financial covenant set forth in our senior secured credit facilities as of the end of the second quarter of 2007. If we determine that relief is required, however, we will work with our lenders to ease this covenant. Based on preliminary discussions with our lenders, we believe we can reach agreement on a new total leverage ratio financial covenant, if necessary, that is acceptable to us, although there can be no assurance that we will. Since a covenant default in our senior secured credit facilities would result in a default in our unsecured senior subordinated notes due in 2011, our notes due in 2011 would, in the event of such default, become currently due and accordingly, classified as a current liability. If we are not in compliance with our total leverage ratio financial covenant and our lenders do not agree to amend the covenant on terms that are acceptable to us, our lenders could terminate our facilities and we would have to replace them. Should our credit facilities and 2011 notes become currently due, we may have to incur additional fees and higher interest costs to replace them.
Note 12
Net Change in Non-Cash Working Capital
The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

	For the three months ended

	March 31,	April 1,
(IN MILLIONS OF U.S. DOLLARS)	2007	2006

(Increase) decrease in accounts receivable	$(9.3)	$8.4
Increase in inventories	(16.2)	(27.4)
Increase in prepaid expenses and other assets	(1.6)	(2.5)
Increase in accounts payable and accrued liabilities	15.0	5.7

	$(12.1)	$(15.8)

Note 13
Share-Based Compensation
As of March 31, 2007, we had three share-based compensation plans, which are described below. The share-based compensation plans have been approved by the shareholders, except for our Common Share Option Plan, which was adopted prior to our initial public offering. Subsequent amendments to that plan that required shareholder approval have been so approved.
The table below summarizes the compensation expense for the period ended March 31, 2007 and the unrecognized compensation expense on non-vested awards at that date. This compensation expense was recorded in selling, general and administrative expenses.

		Unrecognized
		compensation
(IN MILLIONS OF U.S. DOLLARS)	Compensation expense	expense

Stock options	$1.5	$3.7
Performance share units	0.9	14.4
Share appreciation rights	0.1	4.5

Total	$2.5	$22.6

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Common Share Option Plan
Under the 1986 Common Share Option Plan, as amended, we have reserved 14.0 million common shares for future issuance. Options are granted at a price not less than fair value of the shares on the grant date.
There were no options granted during the first quarter of either fiscal 2007 or 2006.
Option activity was as follows:

		Weighted	Weighted average
	Shares	average exercise	remaining contractual
	(IN THOUSANDS)	price (C$)	term (in years)

Balance at December 31, 2005	4,605	$30.69

Granted	—	—
Exercised	(2)	5.95
Forfeited or expired	(64)	30.20

Outstanding at April 1, 2006	4,539	42.59	4.5

Exercisable at April 1, 2006	2,298	$28.09	4.5

Balance at December 30, 2006	2,696	$29.65

Granted	—	—
Exercised	(5)	14.00
Forfeited or expired	(75)	32.17

Outstanding at March 31, 2007	2,616	29.61	3.3

Exercisable at March 31, 2007	1,979	$28.54	2.9

Total compensation cost related to non-vested awards not yet recognized is $2.6 million. The weighted average period over which this is expected to be recognized is 1.1 years.
Outstanding options at March 31, 2007 are as follows:

		Options Outstanding		Options Exercisable
			Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
Range of Exercise Prices (C$)	(IN THOUSANDS)	(Years)	(C$)	(IN THOUSANDS)	(C$)

$8.15 — $16.10	107	1.1	$9.90	107	$9.90

$16.68 — $24.25	473	2.0	$17.93	414	$17.67

$26.57 — $33.30	1,401	3.7	$29.89	1,074	$30.14

$35.73 — $43.64	635	4.1	$40.98	384	$40.98

	2,616	3.3	$29.61	1,979	$28.54

Long-Term Incentive Plans
During the second quarter of 2006, our shareowners approved and adopted two new long-term incentive plans for 2006 and future periods, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”).

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
PSU Plan
Under the PSU Plan, performance share units (“PSUs”) may be granted to employees of our Company and its subsidiaries. The value of an employee’s award under our PSU Plan will depend on (i) our performance over a three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors. PSUs granted will vest over a term not to exceed three fiscal years.
SAR Plan
Under the SAR Plan, share appreciation rights (“SARs”) may be granted to employees and directors of our Company and its subsidiaries. SARs will typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the SAR’s vesting date. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us. If our share price on the date of vesting is lower than on the date of grant, no payment will be made in respect of those vested SARs. Prior to vesting, there are no dividends paid on the share appreciation rights, and holders do not have the right to vote the common shares represented by their SARs.
We recognize the compensation cost of the PSUs and SARs based on the fair value of the grant. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Compensation cost of the PSUs may vary depending on management’s estimates of the probability of the performance measures being achieved and the number of PSUs expected to vest.
During the first quarter of 2007, the PSU activity was as follows:

				Total Value
	Number of PSUs	Target Value	Total Value	(IN MILLIONS OF
	(IN THOUSANDS)	per PSU (C$)	(IN MILLIONS OF C$)	U.S. DOLLARS)

Granted
March 26, 2007	44	$16.13	$0.7	$0.6
February 19, 2007	529	17.08	9.0	7.8

Total	573		$9.7	$8.4

The number of PSUs granted and target values per PSU noted above are based on an assumption that our performance target will be achieved. The number of units and target values can vary from 0 to 150% depending on the level of performance achieved relative to the performance target. Subject to the terms of the PSU Plan, the vesting date for the PSUs granted in fiscal 2006 and 2007 will be December 27, 2008 and December 26, 2009, respectively. The target value per PSU noted above was determined based on the closing market price of our common shares on the Toronto Stock Exchange on the last trading day prior to the grant date. Compensation costs of $0.9 million were recognized in selling, general and administrative expenses in the period ended March 31, 2007. As of March 31, 2007 there was approximately $13.2 million of unearned compensation relating to the grants that is expected to be recognized on a straight-line basis over a period of 18 to 33 months.
During the first quarter of 2007, we granted 217,836 SARs to our employees at a fair value of $3.2 million. Subject to the terms of the SAR plan, the vesting date for the SARs granted in fiscal 2006 and 2007 will be July 26, 2009, October 25, 2009 and February 19, 2010. Compensation costs of $0.1 million were recognized in selling, general and administrative expenses in the period ended March 31, 2007. As of March 31, 2007 there was $4.5 million of unearned compensation relating to the grants that is expected to be recognized on a straight-line basis over a period of 28 to 36 months.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
The fair value of the SARs grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2007	December 30, 2006

Risk-free interest rate	5.05%	5.05%
Average expected life (years)	4	4
Expected volatility	33.9%	33.9%
Expected dividend yield	—	—
Other Share-Based Compensation
In 2006, Brent Willis, our Chief Executive Officer, received a net cash award of $0.9 million at commencement of employment to purchase shares of the Company. The purchased shares must be held for a minimum of three years and must be transferred to the Company (or as the Company may otherwise direct) for no additional consideration on a prorated basis if the service condition of three years is not met. This award is recognized as compensation expense over the vesting period. For the period ended March 31, 2007, $0.1 million was expensed as compensation expense and the remaining balance is classified as restricted shares which is a reduction in shareowners’ equity. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. Compensation costs of $0.3 million were recognized in selling, general and administration expenses in the period ended March 31, 2007 with respect to this grant. As of March 31, 2007 there was $2.2 million of unearned compensation relating to the grant that is being recognized on a straight-line basis over a period of three years from the date of grant.
Note 14
Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.
In January 2005, we were named as one of many defendants in a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on customers. On June 2, 2006, the British Columbia Supreme Court granted the summary trial application, which resulted in the dismissal of the plaintiffs’ action against us and the other defendants. The plaintiffs appealed the dismissal, and we and the other defendants are defending the appeal, which is currently scheduled to be heard in June 2007. As complicated legal issues are raised in the appeal, it is difficult to assess the chances of its success at this time. In February 2005 similar class action claims were filed in a number of other Canadian provinces. The claims which were filed in Quebec have since been discontinued.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 15
Segment Reporting
We produce, package and distribute retailer brand and branded bottled and canned soft drinks to regional and national grocery, mass-merchandise and wholesale chains in North America and International business segments. The International segment includes our United Kingdom business, our European business, our Mexican business, our Royal Crown International business and our business in Asia. The concentrate manufacturing plant assets, sales and related expenses have been included in the North America segment. Total assets under the heading “Eliminations” include the elimination of intersegment receivables and investments. For comparative purposes, segmented information has been restated to conform to the way we currently manage our beverage business.

	Business Segments
	North
	America	International	Eliminations	Total

For the three months ended March 31, 2007
External revenue	$295.6	$104.6	$—	$400.2
Depreciation and amortization	13.1	4.8	—	17.9
Restructuring, asset impairments and other charges — note 2
Restructuring	0.2	0.1	—	0.3
Asset impairments	—	—	—	—
Other	—	—	—	—
Operating income	10.6	4.9	—	15.5

Additions to property, plant and equipment	11.2	5.0	—	16.2

As of March 31, 2007
Property, plant and equipment	238.5	126.1	—	364.6
Goodwill	79.4	79.7	—	159.1
Intangibles and other assets	213.0	34.8	—	247.8
Total assets	1,720.6	414.9	(962.4)	1,173.1

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited

	North
(IN MILLIONS OF U.S. DOLLARS)	America	International	Eliminations	Total

For the three months ended April 1, 2006
External revenue	$310.9	$83.3	$—	$394.2
Depreciation and amortization	15.0	4.3	—	19.3
Restructuring, asset impairments and other charges — note 2
Restructuring	1.6	—	—	1.6
Asset impairments	1.4	—	—	1.4
Other	—	2.0	—	2.0
Operating income (loss)	5.0	2.7	—	7.7

Additions to property, plant and equipment	6.5	1.8	—	8.3

As of December 30, 2006
Property, plant and equipment	235.3	124.9	—	360.2
Goodwill	79.1	79.3	—	158.4
Intangibles and other assets	215.5	35.2	—	250.7
Total assets	1,560.3	404.9	(824.5)	1,140.7

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
Revenue attributable to our top customer (Wal-Mart Stores, Inc.) in the first quarter of 2007 and 2006 accounted for 39% and 42%, respectively, of our total revenue. Revenue attributable to the top ten customers in the first quarter of 2007 and 2006 accounted for 59% and 63%, respectively, of our total revenue. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our revenue, could have a material adverse effect on our operating results and cash flows.
Revenues by geographic area are as follows:

	For the three months ended

	March 31,	April 1,
(IN MILLIONS OF U.S. DOLLARS)	2007	2006

United States	$264.1	$276.5
Canada	39.3	40.6
United Kingdom	79.4	63.2
Other countries	17.4	13.9

	$400.2	$394.2

Revenues are attributed to countries based on the location of the plant.
Property, plant and equipment by geographic area are as follows:

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited

	March 31,	December 30,
(IN MILLIONS OF U.S. DOLLARS)	2007	2006

United States	$183.9	$181.5
Canada	54.6	53.8
United Kingdom	116.6	114.9
Other countries	9.5	10.0

	$364.6	$360.2

Note 16
Subsequent Events
On April 25, 2007, we entered into a Shareowner Rights Plan Agreement with Computershare Investor Services Inc. (the “Rights Plan”), which provides for the issuance of one right for each outstanding common share without nominal or par value outstanding at 8:01 p.m. (Toronto time) on April 25, 2007. The rights issued under the Rights Plan become exercisable only when a person, including any party related to it, acquires or announces its intention to acquire 20% or more of the Company’s outstanding common shares without complying with the “Permitted Bid” provisions of the Rights Plan or without the approval of the Board of Directors. Should such an acquisition occur, each right would entitle its holder, other than the “Acquiring Person” and persons related to it, to purchase that number of common shares having an aggregate market price equal to twice the exercise price of the rights. Each right will have an initial exercise price of $100 (subject to anti-dilution adjustments). The adoption of the Rights Plan is subject to the approval of the Toronto Stock Exchange, and the Rights Plan will expire on the earlier of the “Termination Time” and October 24, 2007.
Note 17
Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink provider.
Results of Operations

		For the three months ended

	March 31, 2007		April 1, 2006

	MILLIONS OF	PERCENT OF	MILLIONS OF	PERCENT OF
	DOLLARS	SALES	DOLLARS	SALES

Revenue	$400.2	100.0%	$394.2	100.0%
Cost of sales	346.7	86.6%	341.5	86.6%

Gross profit	53.5	13.4%	52.7	13.4%
Selling, general and administrative expenses	37.7	9.4%	39.9	10.1%
Loss on disposal of property, plant and equipment	—	—	0.1	—
Restructuring, asset impairments and other charges	0.3	0.1%	5.0	1.3%

Operating income	15.5	3.9%	7.7	2.0%

Other (income) expense	0.2	—	(0.2)	(0.1)%
Interest expense	7.8	1.9%	8.2	2.1%
Minority interest	0.7	0.2%	1.0	0.3%

Income (loss) before income taxes	6.8	1.7%	(1.3)	(0.3)%
Income taxes	2.0	0.5%	0.8	0.2%

Net income (loss)	$4.8	1.2%	$(2.1)	(0.5)%

Depreciation & amortization	17.9	4.5%	19.3	4.9%

We reported net income of $4.8 million or $0.07 per diluted share for the first quarter ended March 31, 2007, compared with a net loss of $2.1 million, or $(0.03) per diluted share, for the first quarter of 2006. The increase was primarily due to:
•	higher volume;

•	decrease in selling, general and administrative expenses;

•	decrease in restructuring, asset impairment and other charges; and

•	decrease in interest expense due to lower debt indebtedness.
The increase in net income was partially offset by an increase in income tax expense of $0.8 million, recognized in the first quarter ended March 31, 2007 for uncertain tax positions as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) which we adopted effective December 31, 2006.
Revenue — Revenue in the first quarter of 2007 was $400.2 million, an increase of 1.5% from $394.2 million in the first quarter of 2006. Excluding the impact of foreign exchange, revenue was relatively flat compared to prior year same quarter. Total 8-ounce equivalent volume in the first quarter of 2007 was 317.8 million cases, an increase of 7.7% compared to the first quarter of 2006. The increase was driven by a 31.8% volume increase in the International business unit compared to the prior year first quarter. The majority of the increase came from Royal Crown concentrate volume growth. The volume increase in the International business unit was partially offset by the volume decrease in North America of 8.0% as compared to the prior year first quarter.

(IN MILLIONS OF DOLLARS)	Cott	North America	International

Change in revenue	$6.0	$(15.3)	$21.3
Impact of foreign exchange	(6.5)	0.5	(7.0)

Change excluding foreign exchange	$(0.5)	$(14.8)	$14.3

Percentage change excluding foreign exchange	(0.1)%	(4.8)%	15.8%

In North America, revenue was $295.6 million in the first quarter of 2007, a decrease of 4.9% as compared to the first quarter of 2006. Excluding the impact of foreign exchange, revenue decreased by 4.8%. The decrease was caused by overall industry softness and actions we have taken to rationalize underperforming stock keeping units (“SKUs”), product lines and customers. These actions have had a positive impact on North American gross profit and we plan to continue rationalization of unprofitable products, product lines and customers where it makes sense to do so, despite the potential for short-term negative impact on volume and revenue.
The International segment includes our U.K. and Europe business, our Mexican business, our Royal Crown International business and our business in Asia. Revenue from this segment was $104.6 million in the first quarter of 2007, an increase of 25.6% when compared with the first quarter of 2006. Case volume in 8-ounce equivalents increased by 31.8% in the first quarter of 2007 when compared with the first quarter of 2006. The U.K., Europe, Mexico and all of our other international markets combined contributed to the strong revenue growth in the quarter.
Cost of Sales — Cost of sales was $346.7 million or 86.6% of revenue for the first quarter of 2007, as compared with $341.5 million or 86.6% of revenue in the first quarter of 2006. Variable costs represented 89.6% of total cost of sales in the first quarter of 2007, up from 88.3% in the first quarter of 2006. Major elements of these variable costs included ingredients and packaging costs, fees paid to third party manufacturers and distribution costs.

Increase (decrease)	Cott	North America	International

Volume impact	(3)%	(7)%	12%
Ingredients & packaging costs	3%	3%	4%
Foreign exchange	2%	—	9%
Other	—	—	—

Total cost of sales change	2%	(4)%	25%

As noted in the above table, the increase in total cost of sales in the first quarter of 2007 over the first quarter of 2006 was 2%. Ingredients and packaging costs have increased by 3% primarily due to higher costs of cans and PET bottles. Foreign exchange also contributed 2% to the increase. The above increases were partially offset by a 3% decrease in volume.
Gross Profit — Gross profit as a percentage of revenue was 13.4% for the first quarter of 2007, flat when compared with the first quarter of 2006. This result reflects the benefits of our recent cost reduction efforts, which offset commodity cost increases of $16.0 million above those of the prior year first quarter.
Selling, General and Administrative Expenses (“SG&A”) — SG&A was $37.7 million in the first quarter of 2007, a decrease of $2.2 million or 5.5% from the first quarter of 2006, despite increased investment in sales and marketing compared to the first quarter of 2006. As a percentage of revenue, SG&A decreased to 9.4% in the first quarter of 2007 from 10.1% in the first quarter of 2006.
Restructuring, asset impairments and other charges — In the first quarter of 2007, we recorded restructuring, asset impairments and other charges of $0.3 million before taxes primarily for severance costs relating to the closures of Elizabethtown and Wyomissing. Restructuring, asset impairments and other charges were $5.0 million before taxes in the first quarter of 2006 and related primarily to the closure of our Columbus, Ohio soft drink plant in March 2006 and to the U.K. Competition Commission review of our August 2005 acquisition of 100% of Macaw (Soft Drinks) Limited.
Operating Income — Operating income was $15.5 million in the first quarter of 2007 including restructuring, asset impairments and other charges of $0.3 million, as compared with $7.7 million in the first quarter of 2006 which included restructuring, asset impairments and other charges of $5.0 million.

Interest Expense — Net interest expense was $7.8 million in the first quarter of 2007, down from $8.2 million in the first quarter of 2006, with higher interest rates being more than offset by lower net indebtedness.
Income Taxes — We recorded an income tax provision of $2.0 million in the first quarter of 2007. This compares with an income tax provision of $0.8 million in the first quarter of 2006.
In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the manner in which tax positions, either permanent or temporary, should be reflected in the financial statements. In accordance with the adoption of FIN 48, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based on its technical merits. If a tax position does not meet the more likely than not standard, a full reserve is established. Additionally, for a position that is determined to, more likely than not, be sustainable, we measure the benefit at the greatest cumulative probability of being realized and establish a reserve for the balance. A material change in our tax reserves could have a significant impact on our results.
We adopted FIN 48 as of the beginning of our 2007 fiscal year and, as a result, recognized a $4.3 million decrease in retained earnings and $4.6 million decrease in additional paid-in-capital from the cumulative effect of the adoption. As of the beginning of our 2007 fiscal year, we recorded a liability for uncertain tax positions in our Consolidated Balance Sheet of $30.2 million. This liability consists of the $4.3 million and $4.6 million decreases in retained earnings and additional paid-in-capital, respectively; $11.5 million of amounts reclassified from income taxes recoverable and deferred income tax liabilities and $9.8 million recognition of deferred income tax assets. Of the $30.2 million, approximately $24.2 million would, if recognized, impact our effective tax rate over time. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of December 31, 2006, we accrued approximately $3.0 million of interest and penalties, which are included in Other Tax Liabilities.
As a result of adopting FIN 48 at the beginning of the 2007 year, we recorded a charge of $0.8 million for uncertain tax positions in the income tax provision during the first quarter of 2007.
Financial Condition
Operating Activities — Cash provided by operating activities in the first quarter of 2007 was $15.4 million as compared to $7.4 million for the first quarter of 2006. Capital expenditures for the first quarter of 2007 was $16.2 million as compared to $8.3 million for the first quarter of 2006.
Cash decreased from $13.4 million to $6.2 million in the first quarter of 2007.
Capital Resources and Long-Term Debt — Our sources of capital include operating cash flows, short term borrowings under current credit and receivables securitization facilities, issuance of public and private debt and issuance of equity securities. We believe we have adequate financial resources to meet our ongoing cash requirements for operations and capital expenditures, as well as our other financial obligations, based on our operating cash flows and currently available credit.
Our senior secured credit facilities allow for revolving credit borrowings of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. As of March 31, 2007, credit of $168.1 million was available after borrowings of $52.5 million and standby letters of credit of $4.4 million. The weighted average interest rate was 7.05% on these facilities as of March 31, 2007.
We were in compliance with our covenants as of March 31, 2007. Our financial covenants are calculated and determined at the end of each quarter. Based on our current financial projection, we expect to be in compliance with the total leverage ratio financial covenant set forth in our senior secured credit facilities as of the end of the second quarter of 2007. If we determine that relief is required, however, we will work with our lenders to ease this covenant. Based on preliminary discussions with our lenders, we believe we can reach agreement on a new total leverage ratio financial covenant, if necessary, that is acceptable to us, although there can be no assurance that we will. Since a covenant default in our senior secured credit facilities would result in a default in our unsecured senior subordinated notes due in 2011, our notes due in 2011 would, in the event of such default, become currently due and accordingly, classified as a current liability. If we are not in compliance with the total leverage ratio financial covenant and our lenders do not agree to amend the covenant on terms that are acceptable to us, our lenders could terminate our facilities and we would have to replace them. Should our credit facilities and 2011 notes become currently due, we may have to incur additional fees and higher interest costs to replace them.
The receivables securitization facility allows for borrowing up to $75.0 million based on the amount of eligible receivables and various reserves required by the facility. As of March 31, 2007, $41.7 million of eligible receivables, net of reserves, were available for purchase and $41.6 million was outstanding at a weighted average interest rate of 6.34%.
As of March 31, 2007, long-term debt including the current portion totaled $278.4 million compared with $277.2 million at the end of 2006. At the end of the first quarter of 2007, long-term debt consisted of $271.4 million in 8% senior subordinated notes with a face value of $275.0 million and $7.0 million of other debt.
Outlook
Our strategy for creating and sustaining long-term growth and profitability is based on three key strategic priorities: 1) being the lowest cost producer; 2) becoming the retailers’ best partner; and 3) building and sustaining an innovation pipeline.
Current industry reports show continued decline in the carbonated soft drinks (“CSD”) industry in the North American Food and Mass Channels. Energy drinks and non-carbonated beverages, including bottled water, sports drinks and ready-to-drink teas, are showing strong growth. While higher retail prices are likely to have a negative impact on CSD industry volumes as beverage manufacturers pass through significant commodity cost increases, the magnitude of the impact is uncertain.
Ingredients and packaging costs represent a significant portion of our cost of sales. Most of these costs are subject to global and regional commodity cost trends. Our three biggest commodities are aluminum, PET resin and high fructose corn syrup (“HFCS”). In 2006, most aluminum buyers, including ourselves, were protected by price caps keeping the price paid below world prices. However, the cap on aluminum in our contract with Crown Cork & Seal USA, Inc. (“CCS”) expired in December 2006, and in 2007, the average price paid for aluminum increased significantly, reflecting world pricing. Based on current commodity metals forecasts, we no longer expect aluminum prices to decrease through the balance of 2007 and we are taking actions we feel are appropriate to mitigate the impact. Resin prices have increased significantly in recent years but are expected to be down slightly in 2007 as compared with 2006 levels. HFCS has a history of volatile price changes. We typically purchase HFCS requirements for North America under 12 month contracts and have locked in the majority of our requirements for the year. Our HFCS prices will be up significantly in 2007 over the prior year and we expect this trend to continue in the future, as a result of growing demand for corn-related products. We intend to mitigate the effects of this cost environment through a variety of initiatives, including cost reductions and pricing.
Our cost reduction program includes initiatives to optimize asset utilization, reduce fixed costs and implement world-class efficiencies, the adoption of a sub-zero based budgeting system, optimization of selling, general and administrative expenses, further centralization of procurement and suppliers, ongoing SKU rationalization and optimization of all capital investments.
Our business strategy is also focused on trying to drive revenue and volume growth through in-store merchandising and display initiatives, penetrating high margin beverage segments, and expansion of our business to new, high margin channels. While focused on driving improved performance in our North America core portfolio with current customers, this strategy also contemplates the continued expansion of our business outside North America. We continue to view Mexico and the U.K. as long-term growth opportunities and are working to grow our business in these markets. We also expect to explore opportunities to expand to new global customers and geographies.
Since September 29, 2005 through the end of the period ended March 31, 2007, we have recorded pre-tax charges of $86.3 million relating to our previously announced North American realignment, various cost reduction programs and relating to impairments of customer relationship intangible assets. These amounts are part of an estimated $115 to $125 million in total charges related to cost reduction. This range was revised in 2006 from the initially announced range of $60 to $80 million, as a result of additional plant closures, office consolidation and organizational streamlining. We estimate that the remainder of the cost reduction program charges (approximately $29 million to $39 million) will be incurred over the next 12 months.

Forward-looking statements — In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and our future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.
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
The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:
•	changing nature of the North American business;

•	our ability to successfully implement our cost reduction program, restore plant efficiencies and lower logistics and other costs;

•	our ability to grow our business outside of North America, including new geographic areas;

•	our ability to expand our business to new channels and products;

•	our ability to integrate new management and a new management structure;

•	loss of key customers, particularly Wal-Mart, and the commitment of our customers to their own Cott-supplied beverage programs;

•	increases in competitor consolidations and other marketplace competition, particularly among manufacturers of branded beverage products;

•	our ability to identify acquisition and alliance candidates and to integrate into our operations the businesses and product lines that we acquire or become allied with;

•	our ability to secure additional production capacity either through acquisitions, or third party manufacturing arrangements;

•	increase in interest rates;

•	fluctuations in the cost and availability of beverage ingredients and packaging supplies, and our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to pass on increased costs to our customers and the impact those increased prices could have on our volumes;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	our ability to protect the intellectual property inherent in new and existing products;

•	adverse rulings, judgments or settlements in our existing litigation and regulatory reviews, and the possibility that additional litigation or regulatory reviews will be brought against us;

•	product recalls or changes in or increased enforcement of the laws and regulations that affect our business;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar on one hand and the pound sterling, the Canadian dollar, the Mexican peso and other currencies on the other;

•	changes in tax laws and interpretations of tax laws;

•	changes in consumer tastes and preferences and market demand for new and existing products and our ability to develop new products that appeal to changing consumer tastes;

•	interruption in transportation systems, labor strikes, work stoppages and other interruptions or difficulties in the employment of labor or transportation in our markets; and

•	changes in general economic and business conditions.
Many of these factors are described in greater detail in this report and in other filings that we make with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities. We undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware of after the date of this report. Undue reliance should not be placed on forward-looking statements.
All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to Item 7A: Quantitative and Qualitative Disclosures about Market Risk described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Our revenues outside the U.S. are concentrated principally in the U.K. and Canada. We believe that our foreign currency exchange rate risk has been immaterial given the historic stability of the U.S. dollar with respect to the foreign currencies to which we have our principal exposure. However, there can be no assurance that these exchange rates will remain stable or that our exposure to foreign currency exchange rate risk will not increase in the future. As of March 31, 2007, we have no outstanding derivatives that were accounted for as hedges.
Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended) are not effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report for the reasons discussed below. As discussed below, we made certain changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed in Item 9A of our Annual Report on Form 10-K for year ended December 30, 2006, we determined that, as of December 30, 2006, our internal control over financial reporting was not effective due to the existence of material weaknesses. As of December 30, 2006, we did not maintain effective controls over the completeness, accuracy, valuation and existence of inventory held by a supplier to our U.K. business and the valuation of credit notes due from that supplier. In addition, we did not maintain appropriate segregation of duties because an employee of our U.K. business negotiated and entered into purchase contracts while maintaining overall responsibility for the accounting for these transactions without appropriate review or monitoring. Also, we did not maintain effective internal controls over our procurement process, specifically the authorization and approval of contracts and timely communication of contracts to appropriate accounting personnel to evaluate their accounting treatment. These control deficiencies could have affected financial statement balances of inventory, prepaids, property, plant and equipment and related depreciation, accounts payable and capital lease obligations and could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected.
In accordance with the plan for remediation set forth in Item 9A of our Annual Report on Form 10-K for the year ended December 30, 2006, in the first quarter of 2007, we made changes to strengthen internal controls and procedures in the areas of inventory, segregation of duties and procurement. We have focused on monitoring adherence to our policies by assigning appropriate personnel to undertake responsibility for these controls. We implemented a functional reporting structure intended to ensure appropriate segregation of duties. We will implement processes to ensure that our policy that all contracts are appropriately authorized is adhered to and will design and implement controls and processes to ensure that appropriate review for accounting of contracts takes place on a timely basis.
We believe that these corrective actions will remediate the material weaknesses identified above. We will continue to monitor the effectiveness of these actions and will make any changes and take such other actions that we deem appropriate given the circumstances.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which description continues to be accurate except that the appeal of the dismissal of the plaintiff’s action in the action styled The Consumers’ Gas Association of Canada and Bruce Cran v. Coca Cola Bottling Ltd. et al., filed in the Supreme Court of British Columbia, is currently scheduled to be heard in June 2007. As complicated legal issues are raised in the appeal, it is difficult to assess the chances of its success at this time.
Item 1A. Risk Factors
Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 have not changed materially.
Item 6. Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 19, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (filed herewith).

4.1	Shareowner Rights Plan Agreement dated as of April 25, 2007, between Cott Corporation and Computershare Investor Services Inc. (incorporated by reference to Exhibit 4.1 to our Form 8-K dated April 27, 2007).

10.1	Employment Agreement between Cott Corporation and Juan R. Figuereo dated March 5, 2007 (filed herewith).

10.2	Restated Executive Investment Share Purchase Plan, effective December 31, 2006 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION (Registrant)
Date: May 09, 2007	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer (On behalf of the Company)

Date: May 09, 2007	/s/ Tina Dell’Aquila
Tina Dell’Aquila
Vice President, Controller & Assistant Secretary (Principal accounting officer)

Financial Statement Schedules
SCHEDULE III — CONSOLIDATING FINANCIAL STATEMENTS
Cott Beverages Inc., a wholly owned subsidiary of Cott Corporation, has entered into financing arrangements that are guaranteed by Cott Corporation and certain other wholly owned subsidiaries of Cott Corporation (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.
The following supplemental financial information sets forth on an unconsolidated basis, balance sheets, statements of income and cash flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and Cott Corporation’s other subsidiaries (the “Non-guarantor Subsidiaries”). The supplemental financial information reflects the investments of Cott Corporation and Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting.
Cott Corporation
Consolidating Statements of (Loss) Income

(in millions of U.S. dollars, unaudited)

	For the three months ended March 31, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenue	$48.5	$251.3	$82.8	$30.1	$(12.5)	$400.2
Cost of sales	41.6	219.6	71.4	26.6	(12.5)	346.7

Gross profit	6.9	31.7	11.4	3.5	—	53.5
Selling, general and administrative expenses	6.5	21.4	8.3	1.5	—	37.7
Restructuring, asset impairments and other charges
Restructuring	0.1	0.2	—	—	—	0.3
Asset impairments	—	—	—	—	—	—
Other	—	—	—	—	—	—

Operating income	0.3	10.1	3.1	2.0	—	15.5

Other expense (income), net	0.2	2.5	(0.5)	(0.6)	(1.4)	0.2
Interest expense (income), net	—	8.0	(0.4)	0.2	—	7.8
Minority interest	—	—	—	0.7	—	0.7

Income (loss) before income taxes and equity income	0.1	(0.4)	4.0	1.7	1.4	6.8

Income taxes	0.3	0.9	0.4	0.4	—	2.0
Equity income	5.0	1.0	2.1	—	(8.1)	—

Net income (loss)	$4.8	$(0.3)	$5.7	$1.3	$(6.7)	$4.8

Cott Corporation
Consolidating Balance Sheets

(in millions of U.S. dollars, unaudited)

	As of March 31, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Assets
Current assets
Cash	$0.5	$—	$—	$5.7	$—	$6.2
Accounts receivable	31.3	29.7	63.6	98.3	(26.3)	196.6
Income taxes recoverable	0.1	14.4	1.8	—	—	16.3
Inventories	26.6	80.2	34.0	7.1	—	147.9
Prepaid expenses and other assets	1.7	2.6	6.9	0.7	—	11.9
Deferred income taxes	—	12.9	—	—	—	12.9

	60.2	139.8	106.3	111.8	(26.3)	391.8

Property, plant and equipment	54.6	175.6	124.7	9.7	—	364.6
Goodwill	24.5	54.4	80.2	—	—	159.1
Intangibles and other assets	14.3	164.0	34.0	35.5	—	247.8
Due from affiliates	106.2	8.0	252.6	41.9	(408.7)	—
Investments in subsidiaries	410.6	33.2	(68.0)	139.3	(515.1)	—
Deferred income taxes	—	—	—	9.8	—	9.8

	$670.4	$575.0	$529.8	$348.0	$(950.1)	$1,173.1

Liabilities
Current liabilities
Short-term borrowings	$41.0	$13.0	$8.1	$41.6	$—	$103.7
Current maturities of long-term debt	—	1.7	—	—	—	1.7
Accounts payable and accrued liabilities	32.1	104.5	65.2	26.9	(27.7)	201.0

	73.1	119.2	73.3	68.5	(27.7)	306.4

Long-term debt	—	276.7	—	—	—	276.7
Due to affiliates	108.7	185.8	107.2	7.0	(408.7)	—
Deferred income taxes	0.3	30.4	21.0	(2.0)	—	49.7
Other tax liabilities	—	—	—	31.0	—	31.0

	182.1	612.1	201.5	104.5	(436.4)	663.8

Minority interest	—	—	—	21.0	—	21.0

Shareowners’ Equity
Capital stock
Common shares	273.4	178.4	618.6	175.0	(972.0)	273.4
Restricted shares	(0.6)	—	—	—	—	(0.6)
Additional paid-in-capital	27.7	—	—	(4.6)	4.6	27.7
Retained earnings (deficit)	169.2	(215.5)	(193.5)	(8.7)	417.7	169.2
Accumulated other comprehensive income (loss)	18.6	—	(96.8)	60.8	36.0	18.6

	488.3	(37.1)	328.3	222.5	(513.7)	488.3

	$670.4	$575.0	$529.8	$348.0	$(950.1)	$1,173.1

Cott Corporation
Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended March 31, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Operating activities
Net income (loss)	$4.8	$(0.3)	$5.7	$1.3	$(6.7)	$4.8
Depreciation and amortization	2.8	8.7	5.1	1.3	—	17.9
Amortization of financing fees	—	0.1	0.1	0.1	—	0.3
Share-based compensation	2.5	—	—	—	—	2.5
Deferred income taxes	0.3	0.4	(0.4)	(0.1)	—	0.2
Increase in income tax liabilities	—	—	—	0.8	—	0.8
Minority interest	—	—	—	0.7	—	0.7
Equity (loss) income, net of distributions	92.4	(0.3)	(2.1)	—	(90.0)	—
Asset impairments	—	3.5	(3.5)	—	—	—
Other non-cash items	(0.1)	0.5	—	(0.1)	—	0.3
Net change in non-cash working capital	(132.8)	(48.0)	214.1	(44.0)	(1.4)	(12.1)

Cash (used in) provided by operating activities	(30.1)	(35.4)	219.0	(40.0)	(98.1)	15.4

Investing activities
Additions to property, plant and equipment	(2.0)	(8.8)	(5.4)	—	—	(16.2)
Additions to intangible and other assets	(5.2)	(18.2)	23.0	—	—	(0.4)
Proceeds from disposal of property, plant and equipment	—	0.1	0.1	—	—	0.2
Advances to affiliates	(4.6)	—	(43.3)	—	47.9	—

Cash used in investing activities	(11.8)	(26.9)	(25.6)	—	47.9	(16.4)

Financing activities
Payments of long-term debt	—	(1.2)	—	—	—	(1.2)
Short-term borrowings	40.5	13.0	(99.3)	41.6	—	(4.2)
Advances from affiliates	—	43.3	4.6	—	(47.9)	—
Distributions to subsidiary minority shareowner	—	—	—	(0.6)	—	(0.6)
Dividends paid	—	—	(97.4)	(0.7)	98.1	—
Other financing activities	0.1	2.3	(2.5)	—	—	(0.1)

Cash provided by (used in) financing activities	40.6	57.4	(194.6)	40.3	50.2	(6.1)

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)

Net decrease in cash	(1.3)	(4.9)	(1.2)	0.2	—	(7.2)
Cash, beginning of period	1.8	4.9	1.2	5.5	—	13.4

Cash, end of period	$0.5	$—	$—	$5.7	$—	$6.2

Cott Corporation
Consolidating Statements of Income

(in millions of U.S. dollars, unaudited)

	For the three months ended April 1, 2006
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenue	$44.1	$262.1	$77.7	$27.3	$(17.0)	$394.2
Cost of sales	36.7	229.7	68.8	23.3	(17.0)	341.5

Gross profit	7.4	32.4	8.9	4.0	—	52.7
Selling, general and administrative expenses	11.4	19.2	7.5	1.8	—	39.9
Loss on disposal of property, plant and equipment	—	0.1	—	—	—	0.1
Restructuring, asset impairments and other charges
Restructuring	0.5	1.1	—	—	—	1.6
Asset impairments	0.2	1.2	—	—	—	1.4
Other	—	—	2.0	—	—	2.0

Operating (loss) income	(4.7)	10.8	(0.6)	2.2	—	7.7

Other expense (income), net	—	0.6	(0.4)	4.8	(5.2)	(0.2)
Interest expense (income), net	—	8.0	—	0.2	—	8.2
Minority interest	—	—	—	1.0	—	1.0

(Loss) income before income taxes and equity income	(4.7)	2.2	(0.2)	(3.8)	5.2	(1.3)

Income taxes	—	0.2	0.3	0.3	—	0.8
Equity income	2.6	0.5	2.9	—	(6.0)	—

Net (loss) income	$(2.1)	$2.5	$2.4	$(4.1)	$(0.8)	$(2.1)

Cott Corporation
Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 30, 2006

	Cott	Cott	Guarantor	Non-guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets
Cash	$1.8	$4.9	$1.2	$5.5	$—	$13.4
Accounts receivable	37.2	24.6	85.0	84.3	(44.1)	187.0
Income taxes recoverable	0.2	15.1	1.5	(0.2)	—	16.6
Inventories	21.6	71.6	33.0	5.0	—	131.2
Prepaid expenses and other assets	1.5	3.2	4.6	1.0	—	10.3
Deferred income taxes	—	10.3	0.2	1.2	—	11.7

	62.3	129.7	125.5	96.8	(44.1)	370.2
Property, plant and equipment	49.5	172.5	128.0	10.2	—	360.2
Goodwill	23.5	46.0	88.9	—	—	158.4
Intangibles and other assets	14.9	155.4	43.9	36.5	—	250.7
Due from affiliates	102.5	36.2	190.8	41.9	(371.4)	—
Investments in subsidiaries	377.8	59.9	38.3	137.8	(613.8)	—

	$630.5	$599.7	$615.4	$323.2	$(1,029.3)	$1,139.5

LIABILITIES
Current liabilities
Short-term borrowings	$—	$—	$107.7	$—	$—	$107.7
Current maturities of long-term debt	—	2.0	—	—	—	2.0
Accounts payable and accrued liabilities	33.8	108.4	65.3	24.6	(45.6)	186.5

	33.8	110.4	173.0	24.6	(45.6)	296.2
Long-term debt	—	275.2	—	—	—	275.2
Due to affiliates	108.0	124.7	99.9	38.8	(371.4)	—
Deferred income taxes	—	26.4	22.5	9.6	—	58.5

	141.8	536.7	295.4	73.0	(417.0)	629.9

Minority interest	—	—	—	20.9	—	20.9
SHAREOWNERS’ EQUITY
Capital stock
Common shares	273.4	275.8	615.1	175.0	(1,065.9)	273.4
Restricted shares	(0.7)	—	—	—	—	(0.7)
Additional paid-in capital	29.8	—	—	—	—	29.8
Retained earnings (deficit)	168.7	(212.8)	(201.0)	(5.2)	419.0	168.7
Accumulated other comprehensive income (loss)	17.5	—	(94.1)	59.5	34.6	17.5

	488.7	63.0	320.0	229.3	(612.3)	488.7

	$630.5	$599.7	$615.4	$323.2	$(1,029.3)	$1,139.5

Cott Corporation
Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended April 1, 2006
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Operating activities
Net (loss) income	$(2.1)	$2.5	$2.4	$(4.1)	$(0.8)	$(2.1)
Depreciation and amortization	3.1	9.5	5.4	1.3	—	19.3
Amortization of financing fees	—	0.1	0.1	0.1	—	0.3
Share-based compensation	2.7	—	—	—	—	2.7
Deferred income taxes	—	0.3	(0.2)	0.1	—	0.2
Minority interest	—	—	—	1.0	—	1.0
Equity (loss) income, net of distributions	(2.6)	0.6	(2.9)	—	4.9	—
Loss on disposal of property, plant and equipment	—	0.1	—	—	—	0.1
Asset impairments	—	1.4	—	—	—	1.4
Other non-cash items	—	0.3	—	—	—	0.3
Net change in non-cash working capital	(1.9)	(12.9)	(0.6)	4.8	(5.2)	(15.8)

Cash (used in) provided by operating activities	(0.8)	1.9	4.2	3.2	(1.1)	7.4

Investing activities
Additions to property, plant and equipment	(0.7)	(5.2)	(2.4)	—	—	(8.3)
Additions to intangible and other assets	(1.2)	(1.2)	—	—	—	(2.4)
Proceeds from disposal of property, plant and equipment	—	0.6	0.1	—	—	0.7
Advances to affiliates	(1.7)	—	(2.1)	—	3.8	—

Cash used in investing activities	(3.6)	(5.8)	(4.4)	—	3.8	(10.0)

Financing activities
Payments of long-term debt	—	(0.2)	—	—	—	(0.2)
Short-term borrowings	—	2.1	(4.1)	(5.0)	—	(7.0)
Advances from affiliates	—	2.1	1.7	—	(3.8)	—
Distributions to subsidiary minority shareowner	—	—	—	(1.1)	—	(1.1)
Dividends paid	—	—	—	(1.1)	1.1	—
Other financing activities	—	(0.1)	—	—	—	(0.1)

Cash provided by (used in) financing activities	—	3.9	(2.4)	(7.2)	(2.7)	(8.4)

Effect of exchange rate changes on cash	0.1	—	—	—	—	0.1

Net decrease in cash	(4.3)	—	(2.6)	(4.0)	—	(10.9)
Cash, beginning of period	8.8	—	6.3	6.6	—	21.7

Cash, end of period	$4.5	$—	$3.7	$2.6	$—	$10.8