Form 10-Q
period 2007-06-30
COTT CORP /CN/
filed 2007-08-09
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-19914
COTT CORPORATION
(Exact name of registrant as specified in its charter)

CANADA	NONE

(State or Other Jurisdiction of Incorporation	(IRS Employer Identification No.)
or Organization)

207 QUEEN’S QUAY WEST, SUITE 340,
TORONTO, ONTARIO	M5J 1A7
5481 WEST WATERS AVENUE, SUITE 111
TAMPA, FLORIDA	33634

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (416) 203-3898 and (813) 313-1800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007

Common Stock, no par value per share	71,865,830 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income for the three and six month periods ended June 30, 2007 and July 1, 2006	Page 3

	Consolidated Balance Sheets as of June 30, 2007 and December 30, 2006	Page 4

	Consolidated Statements of Shareowners’ Equity as of June 30, 2007 and July 1, 2006	Page 5

	Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2007 and July 1, 2006	Page 6

	Notes to Consolidated Financial Statements	Page 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 28

Item 4.	Controls and Procedures	Page 28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	Page 30

Item 1A.	Risk Factors	Page 30

Item 4.	Submission of Matters to a Vote of Security Holders	Page 30

Item 6.	Exhibits	Page 32

Signatures		Page 33

Financial Statement Schedules		Page 34
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Cott Corporation
Consolidated Statements of Income
(in millions of U.S. dollars, except per share amounts)
Unaudited

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue	$498.4	$502.0	$898.7	$896.2

Cost of sales	438.8	429.7	785.6	771.2

Gross profit	59.6	72.3	113.1	125.0

Selling, general and administrative expenses	44.7	48.7	82.3	88.6
Gain on disposal of property, plant and equipment	(0.4)	(0.1)	(0.4)	—
Restructuring, asset impairments and other charges – note 2
Restructuring	9.1	0.2	9.4	1.8
Asset (recovery) impairments	—	(0.1)	—	1.3
Other	—	0.6	—	2.6

Operating income	6.2	23.0	21.8	30.7

Other income, net	(2.6)	—	(2.3)	(0.2)
Interest expense, net	7.9	7.5	15.7	15.7
Minority interest	0.8	1.1	1.5	2.1

Income before income taxes	0.1	14.4	6.9	13.1

Income tax (recovery) expense – note 4	(4.6)	6.8	(2.6)	7.6

Net income – note 5	$4.7	$7.6	$9.5	$5.5

Per share data – note 6
Income per common share
Basic	$0.07	$0.11	$0.13	$0.08
Diluted	$0.07	$0.11	$0.13	$0.08
The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars)
Unaudited

	June 30,	December 30,
	2007	2006
Assets

Current assets
Cash	$6.4	$13.4
Accounts receivable	241.1	187.0
Income taxes recoverable	25.6	17.8
Inventories – note 7	157.8	131.2
Prepaid expenses and other assets	11.3	10.3
Deferred income taxes	12.9	11.7

	455.1	371.4
Property, plant and equipment – note 9	384.0	360.2

Goodwill	162.5	158.4

Intangibles and other assets – note 10	240.1	250.7

Deferred income taxes	12.5	—

	$1,254.2	$1,140.7

Liabilities

Current liabilities
Short-term borrowings – note 11	$133.0	$107.7
Current maturities of long-term debt	2.0	2.0
Accounts payable and accrued liabilities	226.3	186.5

	361.3	296.2

Long-term debt	276.1	275.2

Deferred income taxes	53.3	48.2

Other tax liabilities – note 4	34.5	11.5

	725.2	631.1

Minority interest	21.1	20.9

Shareowners’ Equity

Capital stock
Common shares – 71,865,830 shares issued (December 30, 2006 – 71,749,630)	275.0	273.4

Restricted shares	(0.6)	(0.7)

Additional paid-in-capital	29.7	29.8

Retained earnings	173.9	168.7

Accumulated other comprehensive income	29.9	17.5

	507.9	488.7

	$1,254.2	$1,140.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Shareowners’ Equity
(in millions of U.S. dollars)
Unaudited

	Number of
	Common					Accumulated
	Shares			Additional		Other
	(IN	Common	Restricted	Paid-in-	Retained	Comprehensive	Total
	THOUSANDS)	Shares	Shares	Capital	Earnings	Income	Equity

Balance at December 31, 2005	71,712	$273.0	$—	$18.4	$186.2	$4.3	$481.9

Options exercised	3	—	—	—	—	—	—
Share-based compensation	—	—	—	4.6	—	—	4.6
Comprehensive income – note 5
Currency translation adjustment	—	—	—	—	—	10.1	10.1
Unrealized losses on cash flow hedges – note 8	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	5.5	—	5.5

	—	—	—	—	5.5	10.3	15.8

Balance at July 1, 2006	71,715	$273.0	$—	$23.0	191.7	14.6	502.3

Balance at December 30, 2006	71,750	$273.4	$(0.7)	$29.8	$168.7	$17.5	$488.7

Options exercised (net of tax of nil) – note 13	48	0.5	—	—	—	—	0.5
Common shares issued – note 13	68	1.1	—	—	—	—	1.1
Restricted shares – note 13	—	—	0.1	—	—	—	0.1
Share-based compensation – note 13	—	—	—	4.9	—	—	4.9
Reclassified share-based compensation to liabilities – note 13	—	—	—	(0.4)	—	—	(0.4)
Change in accounting policy – note 1	—	—	—	(4.6)	(4.3)	—	(8.9)
Comprehensive income – note 5
Currency translation adjustment	—	—	—	—	—	12.4	12.4
Net income	—	—	—	—	9.5	—	9.5

	—	—	—	—	9.5	12.4	21.9

Balance at June 30, 2007	71,866	$275.0	$(0.6)	$29.7	$173.9	$29.9	$507.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the three months ended		For the six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Operating Activities
Net income	$4.7	$7.6	$9.5	$5.5
Depreciation and amortization	17.7	19.1	35.6	38.4
Amortization of financing fees	0.2	0.2	0.5	0.5
Share-based compensation expense	2.4	1.9	4.9	4.6
Deferred income taxes	3.6	6.4	3.4	6.6
(Decrease) increase in other income tax liabilities – note 4	(0.7)	—	0.5	—
Minority interest	0.8	1.1	1.5	2.1
Gain on disposal of property, plant and equipment	(0.4)	(0.1)	(0.4)	—
Asset (recovery) impairments	—	(0.1)	—	1.3
Other non-cash items	0.2	0.2	0.5	0.5
Net change in non-cash working capital – note 12	(33.2)	(15.6)	(45.3)	(31.4)

Cash (used in) provided by operating activities	(4.7)	20.7	10.7	28.1

Investing Activities
Additions to property, plant and equipment	(20.1)	(8.4)	(36.3)	(16.7)
Additions to intangibles and other assets	(1.3)	(3.3)	(1.7)	(5.7)
Proceeds from disposition of property, plant and equipment	0.6	0.8	0.8	1.5

Cash used in investing activities	(20.8)	(10.9)	(37.2)	(20.9)

Financing Activities
Issuance of common shares	0.5	—	0.5	—
Payments of long-term debt	(0.4)	(0.3)	(1.6)	(0.5)
Short-term borrowings	26.3	(9.7)	22.1	(16.7)
Distributions to subsidiary minority shareowner	(0.7)	(0.7)	(1.3)	(1.8)
Other financing activities	(0.1)	—	(0.2)	(0.1)

Cash provided by (used in) financing activities	25.6	(10.7)	19.5	(19.1)

Effect of exchange rate changes on cash	0.1	(0.1)	—	—

Net increase (decrease) in cash	0.2	(1.0)	(7.0)	(11.9)

Cash, beginning of period	6.2	10.8	13.4	21.7

Cash, end of period	$6.4	$9.8	$6.4	$9.8

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
Accounting for Uncertainty in Income Taxes
In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of the beginning of our 2007 fiscal year and, as a result, recognized a $4.3 million decrease to retained earnings and $4.6 million decrease in additional paid-in- capital from the cumulative effect of adoption. As of the beginning of our 2007 fiscal year, we recorded a liability for uncertain tax positions in our Consolidated Balance Sheet of $30.2 million. This liability consists of the $4.3 million and $4.6 million decreases in retained earnings and additional paid-in-capital, respectively; $11.5 million of amounts reclassified from income taxes recoverable and deferred income tax liabilities and $9.8 million recognition of deferred income tax assets. Of the $30.2 million, approximately $24.2 million would, if recognized, impact our effective tax rate over time. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of December 31, 2006, we accrued approximately $3.0 million of interest and penalties, which are included in Other Tax Liabilities.
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

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 2
Restructuring, Asset Impairments and Other Charges

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Restructuring	$9.1	$0.2	$9.4	$1.8
Asset impairments	—	(0.1)	—	1.3
Other	—	0.6	—	2.6

	$9.1	$0.7	$9.4	$5.7

On October 26, 2006, we announced the closures of our manufacturing plants in Elizabethtown, Kentucky (“Elizabethtown”) and Wyomissing, Pennsylvania (“Wyomissing”).
On June 29, 2007, we announced further steps to realign our North American business. The realignment includes the creation of fully-integrated business units and Customer Development & Solutions Teams to reduce costs and improve connections with our major customers. As part of this process, we continued our organizational restructuring and announced headcount reductions of approximately 40 executive and salaried positions, associated with the realignment of our North American business and the consolidation of our senior leadership team in Tampa, Florida.
Restructuring
We recorded restructuring charges of $9.4 million including $8.6 million for severance costs relating to the previously announced office consolidation and the headcount reduction associated with the realignment of the North American business announced on June 29, 2007, and $0.8 million for severance costs relating to the closures of Elizabethtown and Wyomissing.
The following table is a summary of our cash restructuring charges for the six months ended June 30, 2007 and the year ended December 30, 2006:

	Balance at	Charged to Costs	Payments
	December 31,	and Expenses	made during	Balance at
(IN MILLIONS OF U.S. DOLLARS)	2006	during the period	the period	June 30, 2007

Severance and termination benefits	$5.4	$9.4	$(6.3)	$8.5
Contract loss	7.3	—	(0.2)	7.1

Total	$12.7	$9.4	$(6.5)	$15.6

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited

		Charged to Costs	Payments
	Balance at	and Expenses	made during	Balance at
(IN MILLIONS OF U.S. DOLLARS)	January 1, 2006	during the year	the year	December 30, 2006

Severance and termination benefits	$1.0	$12.1	$(7.7)	$5.4
Contract loss	—	7.7	(0.4)	7.3
Other	—	0.7	(0.7)	—

Total	$1.0	$20.5	$(8.8)	$12.7

In the fourth quarter of 2006, we announced that we would record an estimated $115 to $125 million in aggregate charges for cost reduction programs including additional plant closures, office consolidation and organizational streamlining. This range was revised from the $60 to $80 million in estimated charges associated with the North American realignment plan and other asset impairments that we initially announced on September 29, 2005. Since September 29, 2005 through the end of the first half of 2007, we have recorded pre-tax charges of $95.4 million. In 2005, we recorded pre-tax charges of $36.9 million relating to the North American realignment and other asset impairments, of which $20.0 million related to customer relationship impairment. In 2006, we recorded pre-tax charges of $49.1 million, of which $30.4 million was in connection with the Elizabethtown and Wyomissing closures announced on October 26, 2006. The pre-tax charges of $30.4 million consisted of $10.6 million for accelerated depreciation and amortization recorded in cost of sales, $14.2 million for impairment charges relating to property, plant, equipment and intangible assets, and $5.6 million for severance of approximately 350 employees. In the first half of 2007, we recorded pre-tax charges of $9.4 million, primarily for severance costs relating to headcount reductions as a result of the new customer development and solutions teams and office consolidation. We estimate that the remainder of the cost reduction program charges (approximately $20 million to $30 million), comprising additional contract losses and severances, will be incurred over the next 12 months.
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
Note 3
Business Seasonality
Our net income for the three and six month periods ended June 30, 2007 is not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which normally leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 4
Income Taxes
The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Income tax provision based on Canadian statutory rates	$0.1	$5.0	$2.4	$4.5
Foreign tax rate differential	(1.1)	—	(1.0)	0.2
Inter-company debt structures	(2.1)	(1.3)	(3.3)	(2.6)
Non-deductible expenses and other items	(0.8)	4.4	(1.2)	5.6
(Decrease) increase to other income tax liabilities	(0.7)	—	0.5	—
Decrease in valuation allowance	—	(1.3)	—	(0.1)

	$(4.6)	$6.8	$(2.6)	$7.6

As of June 30, 2007, we recognized $0.7 million of interest and penalties in the income statement and $3.7 million of interest and penalties in the balance sheet. We have classified the interest and penalties as income tax expense.
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
As of June 30, 2007, the tax years prior to 1997 are closed to examination by major tax jurisdictions.
Note 5
Comprehensive Income

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Net income	$4.7	$7.6	$9.5	$5.5
Foreign currency translation	11.3	10.7	12.4	10.1
Unrealized losses on cash flow hedges – note 8	—	0.1	—	0.2

	$16.0	$18.4	$21.9	$15.8

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 6
Income Per Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, that would occur if in-the-money stock options were exercised.
The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Weighted average number of shares outstanding – basic	71,831	71,714	71,791	71,713
Dilutive effect of stock options	28	46	36	44

Adjusted weighted average number of shares outstanding – diluted	71,859	71,760	71,827	71,757

At June 30, 2007, options to purchase 2,155,814 shares (3,835,664 – July 1, 2006) of common stock at a weighted average exercise price of C$31.92 per share (C$41.59 – July 1, 2006) were outstanding, but were not included in the computation of diluted net income per share because the exercise price of such options was greater than the average market price of our common stock during the period.
As of June 30, 2007, we had 71,865,830 common shares and 2,463,814 common share options outstanding. Of our common share options outstanding, 2,056,863 options were exercisable as of June 30, 2007.
During the second quarter ended June 30, 2007, 50,000 common share options were issued at an exercise price of C$18.48 and 43,200 common share options were exercised at a weighted average exercise price of C$9.61. In the first half of 2007, 50,000 common share options were issued at an exercise price of C$18.48 and 48,200 common share options were exercised at a weighted average exercise price of C$10.06.
Note 7
Inventories

	June 30,	December 30,
	2007	2006
	(in millions of U.S. dollars)
Raw materials	$62.9	$52.2
Finished goods	76.6	61.5
Other	18.3	17.5

	$157.8	$131.2

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 8
Derivative Financial Instruments
At June 30, 2007 and December 30, 2006 there were no outstanding derivatives that were accounted for as hedges.
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
As at July 1, 2006, the hedges consisted of foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar at a cost of $0.3 million. The unrealized loss of $0.3 million was recorded in other comprehensive income, reflecting a $0.2 million change in the unrealized loss in comprehensive income for the period ending July 1, 2006.
Note 9
Property, Plant and Equipment

	June 30,	December 30,
	2007	2006
	(in millions of U.S. dollars)
Cost	$743.0	$684.7
Accumulated depreciation	(359.0)	(324.5)

	$384.0	$360.2

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 10
Intangibles and Other Assets

	June 30, 2007			December 30, 2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(in millions of U.S. dollars)			(in millions of U.S. dollars)
Intangibles
Not subject to amortization
Rights	$80.4	$—	$80.4	$80.4	$—	$80.4

Subject to amortization
Customer relationships	166.1	55.3	110.8	165.7	50.0	115.7
Trademarks	29.6	12.5	17.1	29.4	11.3	18.1
Information technology	61.8	38.2	23.6	57.0	32.8	24.2
Other	3.6	1.4	2.2	3.6	1.2	2.4

	261.1	107.4	153.7	255.7	95.3	160.4

	341.5	107.4	234.1	336.1	95.3	240.8

Other Assets
Financing costs	4.9	2.9	2.0	4.8	2.3	2.5
Other	8.4	4.4	4.0	11.2	3.8	7.4

	13.3	7.3	6.0	16.0	6.1	9.9

	$354.8	$114.7	$240.1	$352.1	$101.4	$250.7

Amortization expense of intangible assets was $10.9 million for the six-month period ended June 30, 2007 ($11.6 million – July 1, 2006).
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
As at June 30, 2007, credit of $154.4 million was available after borrowings of $66.1 million and standby letters of credit of $4.5 million. The weighted average interest rate was 6.95% on these facilities as of June 30, 2007.
The amount of funds available under the receivables securitization facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time, as a result of changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of an unaffiliated entity, Park Avenue Receivables Company, LLC and certain other financial institutions. A fee of between 0.20% and 0.40% per annum is currently payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of June 30, 2007, $53.4 million of eligible receivables, net of reserves, were available for purchase and $53.3 million was outstanding under this facility, at a weighted average interest rate of 6.34%.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
On July 17, 2007, we entered into a third amendment to our senior secured credit facilities. The third amendment, effective June 29, 2007, adjusts the maximum total leverage ratio that is required to be maintained under the credit facilities for the period from April 1, 2007 through and including September 30, 2007 from 3.00 to 1.00 to 4.00 to 1.00. A conforming change was made to the receivables securitization facility to align the total leverage ratio set forth in that agreement with that contained in the amended credit facilities. Our financial covenants are calculated and determined at the end of each quarter. After giving effect to the amendment, we are in compliance with our covenants as of June 30, 2007.
Note 12
Net Change in Non-Cash Working Capital
The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Increase in accounts receivable	$(40.5)	$(48.7)	$(49.8)	$(40.3)
Increase in income taxes recoverable	(9.4)	(2.1)	(7.8)	(4.4)
(Increase) decrease in inventories	(6.9)	13.3	(23.1)	(14.1)
Decrease (increase) in prepaid and other expenses	0.9	(5.2)	(0.7)	(7.7)
Increase in accounts payable and accrued liabilities	22.7	27.1	36.1	35.1

	$(33.2)	$(15.6)	$(45.3)	$(31.4)

Note 13
Share-Based Compensation
As of June 30, 2007, we had three share-based compensation plans, which are described below. The share-based compensation plans have been approved by the shareholders, except for our Common Share Option Plan, which was adopted prior to our initial public offering. Subsequent amendments to that plan that required shareholder approval have been so approved.
The table below summarizes the compensation expense for the six-month period ended June 30, 2007 and the unrecognized compensation expense on non-vested awards at that date. This compensation expense was recorded in selling, general and administrative expenses.

		Unrecognized
(IN MILLIONS OF U.S. DOLLARS)	Compensation expense	compensation expense
Stock options	$2.5	$1.9
Performance share units	2.1	11.4
Share appreciation rights	0.3	2.0

Total	$4.9	$15.3

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Common Share Option Plan
Under the 1986 Common Share Option Plan, as amended, we have reserved 14.0 million common shares for future issuance. Options are granted at a price not less than fair value of the shares on the grant date.
There were 50,000 options granted during the second quarter of fiscal 2007 as compared to nil during the second quarter of 2006. The fair value of each option grant is estimated to be C$5.70 using the Black-Scholes option pricing model. These grants were fully vested at the time of the grant and therefore the entire amount was recorded as share-based compensation expense during the second quarter of 2007.
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

June 30, 2007
Risk-free interest rate	4.73%
Average expected life (years)	3
Expected volatility	37.4%
Expected dividend yield	—
Option activity was as follows:

		Weighted	Weighted average
	Shares	average exercise	remaining contractual
	(IN THOUSANDS)	price (C$)	term (in years)

Balance at December 31, 2005	4,605	$30.69

Granted	—	—
Exercised	(3)	5.95
Forfeited or expired	(645)	33.93

Outstanding at July 1, 2006	3,957	40.61	4.2

Exercisable at July 1, 2006	2,548	$29.63	4.5

Balance at December 30, 2006	2,696	$29.65

Granted	50	18.48
Exercised	(48)	10.06
Forfeited or expired	(234)	29.15

Outstanding at June 30, 2007	2,464	29.85	3.1

Exercisable at June 30, 2007	2,057	30.44	2.8

Total compensation cost related to non-vested options to be recognized in future periods is $1.9 million. The weighted average period over which this is expected to be recognized is 1 year.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Outstanding options at June 30, 2007 are as follows:

		Options Outstanding		Options Exercisable
			Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
Range of Exercise Prices (C$)	(IN THOUSANDS)	(Years)	(C$)	(IN THOUSANDS)	(C$)

$8.15 – $16.10	58	0.8	$9.68	58	$9.68

$16.68 – $24.25	475	2.2	$17.79	382	$17.46

$26.57 – $33.30	1,316	3.4	$29.87	1,005	$30.11

$35.73 – $43.64	615	3.8	$41.03	612	$41.04

	2,464	3.1	$29.85	2,057	$30.44

Long-Term Incentive Plans
During the second quarter of 2006, our shareowners approved and adopted two new long-term incentive plans for 2006 and future periods, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”). The PSU Plan and SAR Plan were amended and restated in the second quarter of 2007.
Amended and Restated PSU Plan
Under the Amended and Restated PSU Plan, performance share units (“PSUs”) may be granted to employees of our Company and its subsidiaries. The value of an employee’s award under our PSU Plan will depend on (i) our performance over a three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors. PSUs granted will vest over a term not to exceed three fiscal years. The amendments to the PSU Plan clarify the authority of our Board of Directors to accelerate the vesting of all or a portion of the unvested PSUs of all of or any of the participants under the PSU Plan on a Change of Control (as such term is defined in the PSU Plan) irrespective of whether termination has occurred and allow for early funding by us under the PSU Plan.
Amended and Restated SAR Plan
Under the Amended and Restated SAR Plan, share appreciation rights (“SARs”) may be granted to employees and directors of our Company and its subsidiaries. SARs will typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the vesting date of the SAR. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us. If our share price on the date of vesting is lower than on the date of grant, no payment will be made in respect of those vested SARs. Prior to vesting, there are no dividends paid on the SARs and holders do not have the right to vote the common shares represented by their SARs. The amendments to the SAR Plan clarify the authority of our Board of Directors to accelerate vesting of some or all of the SARs of all of or any of the participants under the SAR Plan as determined by the Board of Directors or the Committee (as such term is defined in the SAR Plan) in its sole discretion, irrespective of whether termination or a Change of Control (as such term is defined in the SAR Plan) has occurred and allow for early funding by us under the SAR Plan.
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

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
During the first half of 2007, the PSU activity was as follows:

				Total Value at
			Total Value at	date of grant
	Number of PSUs	Target Value per	date of grant	(IN MILLIONS OF U.S.
	(IN THOUSANDS)	PSU (C$)	(IN MILLIONS OF C$)	DOLLARS)

Granted
June 25, 2007	13	$15.84	$0.2	$0.2
June 13, 2007	27	15.92	0.4	0.4
May 7, 2007	14	17.86	0.2	0.2
March 26, 2007	44	16.13	0.7	0.6
February 16, 2007	562	17.08	9.6	8.3

Total	660		$11.1	$9.7

During the first half of 2007 as compared to the first half of 2006, the PSU and SAR activity was as follows:

	Number of PSUs	Number of SARs
	(IN THOUSANDS)	(IN THOUSANDS)

Balance at December 31, 2005	—	—

Granted	98	—
Forfeited	—	—

Outstanding at July 1, 2006	98	—

Balance at December 30, 2006	531	415

Granted	660	218
Forfeited	(153)	(4)

Outstanding at June 30, 2007	1,038	629

The number of PSUs granted and target values per PSU noted above are based on an assumption that our performance target will be achieved. The number of units and target values can vary from 0 to 150% depending on the level of performance achieved relative to the performance target. Subject to the terms of the PSU Plan, the vesting date for the PSUs granted in fiscal 2006 and 2007 will be December 27, 2008 and December 26, 2009, respectively. The target value per PSU noted above was determined based on the closing market price of our common shares on the Toronto Stock Exchange (“TSX”) on the last trading day prior to the grant date. Compensation costs of $2.1 million were recognized in selling, general and administrative expenses in the period ended June 30, 2007. As of June 30, 2007 there was approximately $11.4 million of unearned compensation relating to the grants that is expected to be recognized on a straight-line basis over a period of 15 to 36 months.
In connection with the termination of certain employees announced on June 29, 2007, we will make a cash payment equal to the value (based on the closing price of our stock on the TSX on the applicable date of termination) representing the pro rata portion of PSUs granted to each terminated employee in 2006 and 2007. Therefore, the amount of $0.4 million previously recognized relating to these PSUs recorded in additional paid-in-capital has been reclassified to accrued liabilities as of June 30, 2007.
During the first quarter of 2007, we granted 217,836 SARs to our employees at a fair value of $1.0 million. Subject to the terms of the SAR plan, the vesting dates for the SARs granted in fiscal 2006 and 2007 will be July 26, 2009, October 25, 2009 and February 19, 2010. Compensation costs of $0.3 million were recognized in selling, general and administrative expenses in the period ended June 30, 2007. As of June 30, 2007 there was $2.0 million of unearned compensation relating to the grants that is expected to be recognized on a straight-line basis over a period of 25 to 33 months.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
The fair value of the SARs grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2007	December 30, 2006

Risk-free interest rate	5.05%	5.05%
Average expected life (years)	4	4
Expected volatility	33.9%	33.9%
Expected dividend yield	—	—
Other Share-Based Compensation
In 2006, Brent Willis, our Chief Executive Officer, received a net cash award of $0.9 million at commencement of employment to purchase shares of the Company. The purchased shares must be held for a minimum of three years and must be transferred to the Company (or as the Company may otherwise direct) for no additional consideration on a prorated basis if the service condition of three years is not met. This award is recognized as compensation expense over the vesting period. For the period ended June 30, 2007, $0.1 million was expensed as compensation expense and the remaining balance is classified as restricted shares which is a reduction in shareowners’ equity. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. Compensation costs of $0.6 million were recognized in selling, general and administration expenses in the period ended June 30, 2007 with respect to this grant. On May 16, 2007, one third of his grant vested and, as a result, he received 68,000 common shares, which has been recognized as an issuance of share capital. As of June 30, 2007 there was $2.0 million of unearned compensation relating to the grant that is being recognized on a straight-line basis over a period of 23 months.
Note 14
Contingencies
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.
In January 2005, we were named as one of many defendants in a class action suit in British Columbia alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on customers. On June 2, 2006, the British Columbia Supreme Court granted a summary trial application, which resulted in the dismissal of the plaintiffs’ action against us and the other defendants. The plaintiffs appealed the dismissal, and on June 21, 2007 the British Columbia Court of Appeal dismissed the appeal. The plaintiffs have until September 20, 2007 to make an application for leave to appeal to the Supreme Court of Canada. In February 2005, similar class action claims were filed in a number of other Canadian provinces. The claims which were filed in Quebec have since been discontinued.
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

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited

	Business Segments
	North
(IN MILLIONS OF U.S. DOLLARS)	America	International	Eliminations	Total

For the three months ended June 30, 2007
External revenue	$364.5	$133.9	$—	$498.4
Depreciation and amortization	12.8	4.9	—	17.7
Restructuring, asset impairments and other charges – note 2
Restructuring	9.1	—	—	9.1
Operating (loss) income	(7.0)	13.2	—	6.2

Additions to property, plant and equipment	11.6	8.5	—	20.1

As of June 30, 2007
Property, plant and equipment	246.1	137.9	—	384.0
Goodwill	81.5	81.0	—	162.5
Intangibles and other assets	210.4	29.7	—	240.1
Total assets	1,748.3	450.7	(944.8)	1,254.2

	North
(IN MILLIONS OF U.S. DOLLARS)	America	International	Eliminations	Total

For the three months ended July 1, 2006
External revenue	$384.9	$117.1	$—	$502.0
Depreciation and amortization	14.7	4.4	—	19.1
Restructuring, asset impairments and other charges – note 2
Restructuring	0.2	—	—	0.2
Asset recovery	(0.1)	—	—	(0.1)
Other	—	0.6	—	0.6
Operating income	12.9	10.1	—	23.0

Additions to property, plant and equipment	6.1	2.3	—	8.4

As of December 30, 2006
Property, plant and equipment	235.3	124.9	—	360.2
Goodwill	79.1	79.3	—	158.4
Intangibles and other assets	215.5	35.2	—	250.7
Total assets	1,560.3	404.9	(824.5)	1,140.7

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited

	North
(IN MILLIONS OF U.S. DOLLARS)	America	International	Eliminations	Total

For the six months ended June 30, 2007
External revenue	$660.1	$238.6	$—	$898.7
Depreciation and amortization	25.9	9.7	—	35.6
Restructuring, asset impairments and other charges – note 2
Restructuring	9.3	0.1	—	9.4
Operating income	3.6	18.2	—	21.8

Additions to property, plant and equipment	22.8	13.5	—	36.3

	North
(IN MILLIONS OF U.S. DOLLARS)	America	International	Eliminations	Total

For the six months ended July 1, 2006
External revenue	$695.9	$200.3	$—	$896.2
Depreciation and amortization	29.7	8.7	—	38.4
Restructuring, asset impairments and other charges – note 2
Restructuring	1.8	—	—	1.8
Asset impairments	1.3	—	—	1.3
Other	—	2.6	—	2.6
Operating income	18.0	12.7	—	30.7

Additions to property, plant and equipment	12.6	4.1	—	16.7

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
Revenue attributable to our largest customer (Wal-Mart Stores, Inc.) in the first half of 2007 and 2006 accounted for 38% and 39%, respectively, of our total revenue. Revenue attributable to the top ten customers in the first half of 2007 and 2006 accounted for 60% and 61%, respectively, of our total revenue. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our revenue, could have a material adverse effect on our operating results and cash flows.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Revenues by geographic area are as follows:

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
United States	$308.9	$327.7	$573.0	$604.1
Canada	61.9	64.8	101.2	105.4
United Kingdom	104.9	90.3	184.2	153.6
Other Countries	22.7	19.2	40.3	33.1

	$498.4	$502.0	$898.7	$896.2

Revenues are attributed to countries based on the location of the plant.
Property, plant and equipment by geographic area are as follows:

	June 30,	December 30,
(IN MILLIONS OF U.S. DOLLARS)	2007	2006

United States	$185.8	$181.5
Canada	60.3	53.8
United Kingdom	128.0	114.9
Other countries	9.9	10.0

	$384.0	$360.2

Note 16
Shareowner Rights Plan Agreement
On April 25, 2007, we entered into a Shareowner Rights Plan Agreement with Computershare Investor Services Inc. (the “Rights Plan”), which provides for the issuance of one right for each outstanding common share without nominal or par value outstanding at 8:01 p.m. (Toronto time) on April 25, 2007. The rights issued under the Rights Plan become exercisable only when a person, including any party related to it, acquires or announces its intention to acquire 20% or more of the Company’s outstanding common shares without complying with the “Permitted Bid” provisions of the Rights Plan or without the approval of the Board of Directors. Should such an acquisition occur, each right would entitle its holder, other than the “Acquiring Person” and persons related to it, to purchase that number of common shares having an aggregate market price equal to twice the exercise price of the rights. Each right will have an initial exercise price of $100 (subject to anti-dilution adjustments). As of May 24, 2007, our Board of Directors approved an amendment to the Rights Plan which extends the Expiration Time of the Rights Plan and the rights to the earlier of the “Termination Time” (as defined in the Rights Plan) and May 24, 2008, but provides that the Rights Plan and the rights shall terminate on October 24, 2007, unless the Rights Plan is approved by our shareowners at a meeting held on or before that date. These changes were made to address comments received from the TSX regarding the Rights Plan and are reflected in the Amended and Restated Shareowner Rights Plan Agreement, dated as of May 24, 2007.
Note 17
Certain of the comparative figures have been reclassified to conform to the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink company.
Results of Operations

	For the three months ended				For the six months ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
	Millions	Percent	Millions	Percent	Millions	Percent	Millions	Percent
	of	of	of	of	of	of	of	of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Revenue	$498.4	100.0%	$502.0	100.0%	$898.7	100.0%	$896.2	100.0%
Cost of sales	438.8	88.0%	429.7	85.6%	785.6	87.4%	771.2	86.1%

Gross profit	59.6	12.0%	72.3	14.4%	113.1	12.6%	125.0	13.9%
Selling, general and administrative expenses (“SG&A”)	44.7	9.0%	48.7	9.7%	82.3	9.2%	88.6	9.9%
Gain on disposal of property, plant and equipment	(0.4)	(0.1)%	(0.1)	—	(0.4)	—	—	—
Restructuring, asset impairments and other charges	9.1	1.8%	0.7	0.1%	9.4	1.0%	5.7	0.6%

Operating income	6.2	1.2%	23.0	4.6%	21.8	2.4%	30.7	3.4%

Other income, net	(2.6)	(0.5)%	—	—	(2.3)	(0.3)%	(0.2)	—
Interest expense	7.9	1.6%	7.5	1.5%	15.7	1.7%	15.7	1.8%
Minority interest	0.8	0.2%	1.1	0.2%	1.5	0.2%	2.1	0.2%

Income before income taxes	0.1	—	14.4	1.4%	6.9	0.8%	13.1	0.8%
Income taxes	(4.6)	(0.9)%	6.8	1.4%	(2.6)	(0.3)%	7.6	0.8%

Net income	$4.7	0.9%	$7.6	1.5%	$9.5	1.1%	$5.5	0.6%

Depreciation & amortization	$17.7	3.6%	$19.1	3.8%	$35.6	4.0%	$38.4	4.3%

We reported net income of $4.7 million or $0.07 per diluted share for the second quarter ended June 30, 2007, down 38% as compared with net income of $7.6 million, or $0.11 per diluted share for the second quarter of 2006. The decrease in net income from the second quarter of 2006 was primarily due to:
•	higher packaging and ingredients costs driven by aluminum and sweeteners, which reduced gross margin; and

•	increased restructuring, asset impairments and other charges relating to the restructuring of our North American sales force and support teams and severance and other costs associated with the closing of the Wyomissing and Elizabethtown plants.
The decrease in net income was partially offset by:
•	decreased SG&A costs due to non-recurring executive transition costs incurred in 2006;

•	an increase in other income from a foreign exchange gain on debt to a third party held in Canada due to a stronger Canadian dollar; and

•	a recovery of income tax arising from inter-company debt structures.

For the first half of 2007, net income increased 73% to $9.5 million or $0.13 per diluted share, from $5.5 million or $0.08 per diluted share in the same period last year. The increase in net income over the first half of 2006 was primarily due to the same factors affecting net income in the second quarter of 2007.
Revenue – Revenue in the second quarter of 2007 was $498.4 million, a slight decrease of 1% from $502.0 million in the second quarter of 2006. Excluding the impact of foreign exchange, revenue declined 3% compared to the prior year same quarter. Total 8-ounce equivalent volume in the second quarter of 2007 was 340.3 million cases, a decrease of 6% compared to the second quarter of 2006. The decline was primarily driven by North America, due to the continued declines in the carbonated soft drink category, ongoing product rationalization, and the impact of increased pricing by some U.S. customers.
Revenue for the first half of 2007 increased slightly to $898.7 million from $896.2 million in the first half of 2006. Excluding the impact of foreign exchange, revenue declined 2% compared to the prior year same period.
Total 8-ounce equivalent case volume was 658.1 million cases for the first half of 2007, compared to 658.6 million cases for the first half of 2006.
The following table shows the change in revenue excluding foreign exchange between the second quarter of 2007 and the first half of 2007, as compared to the second quarter and the first half of 2006, respectively, on a consolidated and business segment basis.

	For the three months ended			For the six months ended
	June 30, 2007			June 30, 2007
		North			North
(IN MILLIONS OF U.S. DOLLARS)	Cott	America	International	Cott	America	International

Change in revenue	$(3.6)	$(20.4)	$16.8	$2.5	$(35.8)	$38.3
Impact of foreign exchange	(9.7)	(1.4)	(8.3)	(16.3)	(0.8)	(15.5)

Change excluding foreign exchange	$(13.3)	$(21.8)	$8.5	$(13.8)	$(36.6)	$22.8

Percentage change excluding foreign exchange	(3%)	(6%)	7%	(2%)	(5%)	11%

In North America, revenue was $364.5 million in the second quarter of 2007, a decrease of 5% from the second quarter of 2006. Excluding the impact of foreign exchange, revenue decreased by 6%. The decline was due to continued softness in the carbonated soft drink category, product rationalization and the impact of pricing increases taken in the quarter. In the first half of 2007, revenue was $660.1 million, a decrease of 5% from the first half of 2006. Excluding the impact of foreign exchange, revenue decreased by 5%.
The International segment includes our U.K. and Europe business, our Mexican business, our Royal Crown International business (“RCI”) and our business in Asia. Revenue from this segment was $133.9 million in the second quarter of 2007, an increase of 14% when compared with the second quarter of 2006. The U.K., Europe and Mexico businesses contributed revenue growth of 16%, 45% and 14%, respectively, to drive the performance of the International business unit. Case volume in 8-ounce equivalents decreased by 6% in the second quarter of 2007 when compared with the second quarter of 2006. The decline was due to the timing of RCI shipments. In the first half of 2007, revenue was $238.6 million, an increase of 19% from the first half of 2006. Case volume in 8-ounce equivalents increased by 11% in the first half of 2007 when compared with the first half of 2006.
Cost of Sales – Cost of sales was $438.8 million or 88% of revenue for the second quarter of 2007, as compared with $429.7 million or 86% of revenue in the second quarter of 2006. Cost of sales was $785.6 million or 87% of revenue for the first half of 2007, as compared with $771.2 million or 86% of revenue for the first half of 2006. Variable costs represented 90% of total cost of sales in the second quarter of 2007, up from 88.5% in the second quarter of 2006. Variable costs represented 89.6% of total cost of sales in the first half of 2007, up from 88.4% in the first half of 2006. Major elements of these variable costs included ingredients and packaging costs, distribution costs and fees paid to third-party manufacturers.

The following table shows the change in total cost of sales between the second quarter of 2007 and the first half of 2007, as compared to the second quarter and the first half of 2006, respectively, on a consolidated and business segment basis.

	For the three months ended			For the six months ended
	June 30, 2007			June 30, 2007
		North			North
Increase (decrease)	Cott	America	International	Cott	America	International

Volume impact	(5)%	(7)%	4%	(4)%	(7)%	8%
Ingredients & packaging costs	6%	6%	6%	5%	5%	5%
Foreign exchange	—	—	—	1%	—	4%
Other	1%	—	3%	—	—	1%

Total cost of sales change	2%	(1)%	13%	2%	(2)%	18%

As noted in the above table, the increase in total cost of sales in the second quarter of 2007 over the second quarter of 2006 was 2%. Contributing to this increase were ingredients and packaging costs, which increased by 6% primarily due to higher costs of aluminum cans and sweeteners. Other costs such as manufacturing fixed costs and variable overhead also contributed 1% to the increase in cost of sales. The increases in ingredients and packaging costs and other costs were partially offset by a 5% decrease in volume. The increase in total cost of sales in the first half of 2007 over the first half of 2006 was also 2%. Contributing to this increase were ingredients and packaging costs, which increased by 5% primarily due to higher costs of aluminum cans and sweeteners. Foreign exchange also contributed 1% to the increase in cost of sales. The increases in ingredients and packaging costs and foreign exchange were partially offset by a 4% decrease in volume.
Gross Profit – Gross profit for the second quarter of 2007 was $59.6 million, or 12% of revenue, down from 14.4% of revenue in the second quarter of 2006. Gross profit in the first half of 2007 was $113.1 million, or 12.6% of revenue, compared to gross profit of $125.0 million, or 13.9% of revenue, in the first half of 2006. The gross profit decline was primarily due to higher ingredient and packaging costs.
Selling, General and Administrative Expenses (“SG&A”) – SG&A was $44.7 million in the second quarter of 2007, a decrease of $4.0 million from the second quarter of 2006. Excluding executive transition costs of $6.3 million in the prior year quarter, SG&A increased 5.4%. The increase was primarily due to increased selling expenses in North America, the investment in people in the International business unit, and key actions to continue the business turnaround, including office consolidation and the creation of customer development and solutions teams in North America. SG&A was $82.3 million in the first half of 2007, a decrease of $6.3 million from the first half of 2006, due to executive transition costs of $6.3 million in 2006. As a percentage of revenue, SG&A decreased to 9% during the second quarter of 2007, down from 9.7% for the same period last year and to 9.2% for the first half of the year, down from 9.9% for the same period last year.
Restructuring, asset impairments and other charges – In the second quarter and first half of 2007, we recorded restructuring, asset impairments and other charges of $9.1 million and $9.4 million, respectively, primarily for severance costs relating to the organizational restructuring and headcount reductions associated with the realignment of the North American business announced on June 29, 2007 and severance and other costs related to the closures of the Wyomissing and Elizabethtown plants. In the second quarter of 2006, we recorded restructuring, asset impairments and other charges of $0.7 million. Restructuring, asset impairments and other charges were $5.7 million in the first half of 2006 and related primarily to the closures of our Lachine, Quebec juice plant in February 2006, our Columbus, Ohio soft drink plant in March 2006 and to the U.K. Competition Commission review of our August 2005 acquisition of 100% of Macaw (Soft Drinks) Limited.
Operating Income – Operating income was $6.2 million in the second quarter of 2007 including restructuring, asset impairments and other charges of $9.1 million, as compared with $23.0 million in the second quarter of 2006 which included restructuring, asset impairments and other charges of $0.7 million. The decrease in operating income over the second quarter of 2006 was mainly attributable to lower gross margin due to higher packaging and ingredients costs and an increase of $8.4 million in restructuring, asset impairments and other charges taken during the second quarter of 2007. The lower margin and higher restructuring, asset impairments and other charges were partially offset by a decrease in SG&A due to non-recurring executive transition costs incurred in 2006. Operating income was $21.8 million for the first half of 2007 including restructuring, asset impairments and other charges of $9.4 million, as compared with $30.7 million in the first half of 2006 which included restructuring, asset impairments and other charges of $5.7 million.
Interest Expense – Net interest expense was $7.9 million in the second quarter of 2007, up from $7.5 million in the second quarter of 2006 due to higher interest rates. Net interest expense for the first half of 2007 and 2006 remained unchanged at $15.7 million.
Income Taxes – We recorded an income tax recovery of $4.6 million for the second quarter and $2.6 million for the first half of 2007 as compared with an income tax provision of $6.8 million and $7.6 million, respectively, for the same periods last year. The tax recovery in the second quarter was favorably impacted by tax benefits arising from inter-company debt structures.
In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the manner in which tax positions, either permanent or temporary, should be reflected in the financial statements. In accordance with the adoption of FIN 48, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based on its technical merits. If a tax position does not meet the more likely than not standard, a full reserve is established. Additionally, for a position that is determined to, more likely than not, be sustainable, we measure the benefit at the greatest cumulative probability of being realized and establish a reserve for the balance. A material change in our tax reserves could have a significant impact on our results.
We adopted FIN 48 as of the beginning of our 2007 fiscal year and, as a result, recognized a $4.3 million decrease in retained earnings and $4.6 million decrease in additional paid-in-capital from the cumulative effect of the adoption. As of the beginning of our 2007 fiscal year, we recorded a liability for uncertain tax positions in our Consolidated Balance Sheet of $30.2 million. This liability consists of the $4.3 million and $4.6 million decreases in retained earnings and additional paid-in-capital, respectively, as well as $11.5 million of amounts reclassified from income taxes recoverable and deferred income tax liabilities and $9.8 million recognition of deferred income tax assets. Of the $30.2 million, approximately $24.2 million would, if recognized, impact our effective tax rate over time. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of December 31, 2006, we accrued approximately $3.0 million of interest and penalties, which are included in Other Tax Liabilities.
As a result of interest, penalties and changes in uncertain tax positions, we recorded a benefit of $0.7 million in the second quarter and a charge of $0.5 million for uncertain tax positions in the income tax provision for the first half of 2007.
Financial Condition
Operating Activities – Cash provided by operating activities in the first half of 2007 was $11.2 million as compared to $28.1 million for the first half of 2006. Capital expenditures for the first half of 2007 were $36.3 million as compared to $16.7 million for the first half of 2006. The increase was primarily related to the addition of the second aseptic line in the U.K.
Cash decreased from $13.4 million to $6.4 million in the first half of 2007.
Capital Resources and Long-Term Debt – Our sources of capital include operating cash flows, short term borrowings under current credit and receivables securitization facilities, issuance of public and private debt and issuance of equity securities. We believe we have adequate financial resources to meet our ongoing cash requirements for operations and capital expenditures, as well as our other financial obligations based on our operating cash flows and currently available credit.
Our senior secured credit facilities allow for revolving credit borrowings of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. As of June 30, 2007, credit of $154.4 million was available after borrowings of $66.1 million, and standby letters of credit of $4.5 million. The weighted average interest rate was 6.95% on these facilities as of June 30, 2007.

On July 17, 2007, we entered into a third amendment to our senior secured credit facilities. The third amendment, effective June 29, 2007, adjusts the maximum total leverage ratio that is required to be maintained under the credit facilities for the period from April 1, 2007 through and including September 30, 2007 from 3.00 to 1.00 to 4.00 to 1.00. Our financial covenants are calculated and determined at the end of each quarter. After giving effect to the amendment, we are in compliance with our covenants as of June 30, 2007.
The receivables securitization facility allows for borrowing up to $75.0 million based on the amount of eligible receivables and various reserves required by the facility. As of June 30, 2007, $53.4 million of eligible receivables, net of reserves, were available for purchase and $53.3 million was outstanding at a weighted average interest rate of 6.34%. On July 17, 2007, in connection with the third amendment to our credit facilities, we made a conforming change to the total leverage ratio required under the receivables securitization facility.
As of June 30, 2007, long-term debt including the current portion totaled $278.1 million compared with $277.2 million at the end of 2006. At the end of the first half of 2007, debt consisted of $271.6 million in 8% senior subordinated notes with a face value of $275.0 million and $6.5 million of other debt.
Outlook
Our strategy for creating and sustaining long-term growth and profitability is based on three key strategic priorities: 1) being the lowest cost producer; 2) becoming the retailers’ best partner; and 3) building and sustaining an innovation pipeline.
Current industry reports show continued decline in the carbonated soft drinks (“CSD”) category in the North American Food and Mass Channels. Energy drinks and non-carbonated beverages, including bottled water, sports drinks and ready-to-drink teas, are showing strong growth. While higher retail prices are likely to have a negative impact on CSD category volumes as beverage manufacturers pass through significant commodity cost increases, the magnitude of the impact is uncertain.
Ingredients and packaging costs represent a significant portion of our cost of sales. Most of these costs are subject to global and regional commodity cost trends. Our three largest commodities are aluminum, PET resin and high fructose corn syrup (“HFCS”). In 2007, the average price paid for aluminum increased significantly, reflecting world pricing. Based on current commodity metals forecasts, we do not expect aluminum prices to decrease through the balance of 2007 and we are taking actions we believe are appropriate to mitigate the impact. Resin prices have increased significantly in recent years but have decreased slightly in 2007 as compared with 2006 levels. We typically purchase HFCS requirements for North America under 12 month contracts and have locked in the majority of our requirements for the year. Our HFCS prices will be up significantly in 2007 over the prior year and we expect this trend to continue in the future, as a result of growing demand for corn-related products. We have taken, and intend to continue to take, steps to mitigate the effects of this cost environment through a variety of initiatives, including cost reductions and pricing, some of which are currently being implemented. In the second quarter of 2007, we implemented price increases in the U.S. and Mexico, which will take effect in the third quarter of 2007, to recover higher than anticipated ingredients and packaging costs. We expect that these price increases will have a short-term negative impact on volume.
Our cost reduction program includes initiatives to optimize asset utilization, reduce fixed costs and implement world-class efficiencies, the adoption of a sub-zero based budgeting system, optimization of selling, general and administrative expenses, further centralization of procurement and suppliers, ongoing SKU rationalization and optimization of all capital investments. In the second quarter of 2007, we continued our organizational restructuring and announced headcount reductions of approximately 40 executive and salaried positions, associated with the realignment of our North American business and the consolidation of our senior leadership team in Tampa, Florida.
As part of our efforts to become the retailers’ best partner, we have created fully-integrated business units and customer development and solutions teams which will allow for further cost reduction as well as improved service to and connections with our major customers. This new North American structure more closely aligns resources to customer needs. Once fully operational, our new customer development and solutions teams will provide integrated service dedicated to specific customer needs and opportunities, providing streamlined processes and greater accountability.

As part of our goal to build and sustain an innovation pipeline, during the second quarter of 2007, we created two new positions at the Vice President level, one to lead innovation and the other dedicated to expanding business in new products, channels and customers.
While focused on driving improved performance in our North America core portfolio with current customers, our business strategy also contemplates the continued expansion of our business outside North America. We continue to view Mexico and the U.K. as long-term growth opportunities and are working to grow our business in these markets. We also expect to explore opportunities to expand to new global customers and geographies. As part of this initiative, we hired our first General Manager for our China business during the second quarter of 2007.
Since September 29, 2005 through the end of the period ended June 30, 2007, we have recorded pre-tax charges of $95.4 million relating to our previously announced North American realignment, various cost reduction programs and impairments of customer relationship intangible assets. These amounts are part of an estimated $115 to $125 million in total charges related to cost reduction. This range was revised in 2006 from the initially announced range of $60 to $80 million, as a result of additional plant closures, office consolidation and organizational streamlining. We estimate that the remainder of the cost reduction program charges (approximately $20 million to $30 million), comprising additional contract losses and severances, will be incurred over the next 12 months.
Forward-looking statements – In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and our future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.
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
Our operations outside the U.S. are concentrated principally in the U.K. and Canada. Our foreign exchange risk has increased in the first half of 2007, due to the volatility of the U.S. dollar with respect to the foreign currencies to which we have principal exposure. There can be no assurance that our exposure to foreign currency exchange rate risk will not increase in the future. As of June 30, 2007, we have no outstanding derivatives that were accounted for as hedges.
Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended) are not effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report for the reasons discussed below. As discussed below, we have not made any changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with the plan for remediation set forth in Item 9A of our Annual Report on Form 10-K for the year ended December 30, 2006, in the first quarter of 2007, we made changes to strengthen internal controls and procedures in the areas of inventory, segregation of duties and procurement. We have focused on monitoring adherence to our policies by assigning appropriate personnel to undertake responsibility for these controls. We implemented a functional reporting structure intended to ensure appropriate segregation of duties. In addition, we are implementing changes in our policies and procedures to ensure that all contracts are appropriately authorized and adhered to and that appropriate review for proper accounting of contracts takes place on a timely basis.
We believe that these corrective actions will remediate the material weaknesses identified above. We will continue to monitor the effectiveness of these actions and will make any changes and take such other actions that we deem appropriate given the circumstances.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and to our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2007. Such descriptions continue to be accurate except that, in reference to the action styled the Consumers’ Association of Canada and Bruce Cran v. Coca-Cola Bottling Ltd. et al., on June 21, 2007, the British Columbia Court of Appeal dismissed the appeal of the plaintiffs. The plaintiffs have until September 20, 2007 to make an application for leave to appeal to the Supreme Court of Canada.
Item 1A. Risk Factors
Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 have not changed materially, other than as set forth below.
IF WE BREACH THE COVENANTS SET OUT IN OUR SENIOR SECURED CREDIT FACILITIES OR SECURITIZATION FACILITY OR OTHERWISE DEFAULT UNDER THEM, THE LENDERS COULD TERMINATE THE FACILITIES AND SEEK REMEDIES AGAINST US OR WE WOULD HAVE TO RENEGOTIATE THESE AGREEMENTS AND MAY INCUR HIGHER FEES AND INTEREST COSTS.
     Our senior secured credit facilities allow for revolving credit borrowings of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. Our securitization facility allows for borrowings of up to $75.0 million, depending on eligible receivables balances and calculations of reserves. These facilities contain cross default provisions. If we are in default under one facility, default is triggered under the other facility. As of December 30, 2006, total borrowings under these facilities were $109.2 million. If we breach the covenants and such non-compliance is not waived by the lenders, or certain other events occur such as certain changes in control, certain judgments, certain other defaults or bankruptcy proceedings and such events are not acceptable to the lenders, we would be required to renegotiate the agreements with higher fees and interest rates, provided the lenders wish to renegotiate. The lenders could choose to terminate the facilities, in which case we believe we could replace them. We could however incur higher fees and interest expense which would negatively impact our financial condition and results of operations.
     On July 17, 2007, we entered into a third amendment to our senior secured credit facilities. The amendment, effective June 29, 2007, adjusts the maximum total leverage ratio that is required to be maintained under the credit facilities for the period from April 1, 2007 through and including September 30, 2007 from 3.00 to 1.00 to 4.00 to 1.00. A conforming change was made to align the covenants in our securitization facility. Our financial covenants are calculated and determined at the end of each quarter. After giving effect to the amendment, we are in compliance with our covenants as of June 30, 2007.
     Our senior unsecured notes include covenants that limit new borrowings with certain exceptions, including borrowings based on receivables and inventory, unless certain conditions are met, which could limit our ability to enter into new credit facilities. In addition if we default under our senior secured facilities and the lenders accelerate our debt under those facilities or if there are certain payment defaults under those facilities, we would be in default under our unsecured notes.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual and Special Meeting of Cott’s Shareowners was held on April 26, 2007.

(b)	The meeting was held to consider and vote on the following matters:

			Abstentions
		Against/	and Broker
Matters Submitted to a Vote	For	Withheld	Non-votes
To elect directors for a period of one year:
George A. Burnett	52,411,343	302,746	—
David T. Gibbons	52,660,011	54,078	—
Serge Gouin	52,657,382	56,707	—
Stephen H. Halperin	52,389,709	324,380	—
Betty Jane Hess	52,401,367	312,722	—
Philip B. Livingston	52,652,409	61,680	—
Christine A. Magee	52,398,815	315,274	—
Andrew Prozes	52,659,666	54,423	—
Donald G. Watt	52,645,445	68,644	—
Frank E. Weise III	52,653,505	60,584	—
Brent D. Willis	52,662,136	51,953	—

To appoint PricewaterhouseCoopers LLP as auditors	52,664,078	50,311	—

To approve the restatement of the Executive Investment Share Purchase Plan	44,242,675	2,065,633	6,406,081

To confirm the amendment to By-Law No. 2002-1	52,583,217	131,171	1

Item 6. Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 19, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q dated May 9, 2007).

4.1	Shareowner Rights Plan Agreement between Cott Corporation and Computershare Investor Services Inc. dated as of April 25, 2007 (incorporated by reference to our Form 8-K dated April 27, 2007).

4.2	Amended and Restated Shareowner Rights Plan Agreement between Cott Corporation and Computershare Investor Services Inc. dated as of May 24, 2007 (incorporated by reference to our Form 8-A/A dated May 31, 2007).

10.1	Employment Termination Agreement between Cott Corporation and Mark Halperin dated July 5, 2007 (filed herewith).

10.2	Employment Termination Agreement between Cott Corporation and John Dennehy dated July 31, 2007 (filed herewith).

10.3	Third Amendment to the senior secured credit facilities dated as of July 17, 2007 (filed herewith).

10.4	Amendment No. 2 to Receivables Purchase Agreement dated as of July 17, 2007 (filed herewith).

10.5	Retention, Severance and Non-Competition Plan (filed herewith).

10.6	Amended and Restated Retention, Severance and Non-Competition Plan (filed herewith).

10.7	Amended and Restated Performance Share Unit Plan (filed herewith).

10.8	Amended and Restated Share Appreciation Rights Plan (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: August 8, 2007	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer
(On behalf of the Company)

Date: August 8, 2007

/s/ Tina Dell’Aquila
Tina Dell’Aquila
Vice President, Controller & Assistant Secretary
(Principal accounting officer)

Financial Statement Schedules
SCHEDULE III – CONSOLIDATING FINANCIAL STATEMENTS
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
Cott Corporation
Consolidating Statements of Income (Loss)

(in millions of U.S. dollars, unaudited)

	For the three months ended June 30, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenue	$80.8	$294.5	$109.6	$37.4	$(23.9)	$498.4
Cost of sales	67.7	270.8	92.2	32.0	(23.9)	438.8

Gross profit	13.1	23.7	17.4	5.4	—	59.6
Selling, general and administrative expenses	9.8	25.0	7.9	2.0	—	44.7
Gain on disposal of property, plant and equipment	—	(0.4)	—	—	—	(0.4)
Restructuring, asset impairments and other charges
Restructuring	3.7	5.4	—	—	—	9.1

Operating (loss) income	(0.4)	(6.3)	9.5	3.4	—	6.2

Other (income) expense, net	(2.9)	3.3	0.2	(2.8)	(0.4)	(2.6)
Interest (income) expense, net	1.1	9.2	(3.2)	0.8	—	7.9
Minority interest	—	—	—	0.8	—	0.8

Income (loss) before income taxes and equity income (loss)	1.4	(18.8)	12.5	4.6	0.4	0.1

Income taxes (recovery)	0.4	(6.1)	1.5	(0.4)	—	(4.6)
Equity income (loss)	3.7	0.3	(12.5)	—	8.5	—

Net income (loss)	$4.7	$(12.4)	$(1.5)	$5.0	$8.9	$4.7

Cott Corporation
Consolidating Statements of Income (Loss)

(in millions of U.S. dollars, unaudited)

	For the six months ended June 30, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenue	$129.3	$545.9	$192.4	$67.5	$(36.4)	$898.7
Cost of sales	109.3	490.5	163.6	58.6	(36.4)	785.6

Gross profit	20.0	55.4	28.8	8.9	—	113.1
Selling, general and administrative expenses	16.3	46.3	16.2	3.5	—	82.3
Gain on disposal of property, plant and equipment	—	(0.4)	—	—	—	(0.4)
Restructuring, asset impairments and other charges
Restructuring	3.8	5.6	—	—	—	9.4

Operating (loss) income	(0.1)	3.9	12.6	5.4	—	21.8

Other (income) expense, net	(2.7)	5.9	(0.3)	(3.4)	(1.8)	(2.3)
Interest (income) expense, net	1.1	17.2	(3.6)	1.0	—	15.7
Minority interest	—	—	—	1.5	—	1.5

Income (loss) before income taxes and equity income	1.5	(19.2)	16.5	6.3	1.8	6.9

Income taxes (recovery)	0.7	(5.2)	1.9	—	—	(2.6)
Equity income (loss)	8.7	1.3	(10.4)	—	0.4	—

Net income (loss)	$9.5	$(12.7)	$4.2	$6.3	$2.2	$9.5

Cott Corporation
Consolidating Balance Sheets

(in millions of U.S. dollars, unaudited)

	As of June 30, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Assets
Current assets
Cash	$—	$—	$0.9	$5.5	$—	$6.4
Accounts receivable	43.6	28.9	84.8	115.6	(31.8)	241.1
Income taxes recoverable	0.1	25.8	(0.5)	0.2	—	25.6
Inventories	30.0	81.8	39.7	6.3	—	157.8
Prepaid expenses and other assets	2.0	3.7	5.5	0.1	—	11.3
Deferred income taxes	—	12.9	—	—	—	12.9

	75.7	153.1	130.4	127.7	(31.8)	455.1

Property, plant and equipment	60.3	177.7	136.0	10.0	—	384.0
Goodwill	26.5	54.4	81.6	—	—	162.5
Intangibles and other assets	15.6	161.0	29.0	34.5	—	240.1
Due from affiliates	266.5	8.3	191.6	41.9	(508.3)	—
Investments in subsidiaries	183.6	32.9	(84.2)	151.0	(283.3)	—
Deferred income taxes	—	—	0.1	12.4	—	12.5

	$628.2	$587.4	$484.5	$377.5	$(823.4)	$1,254.2

Liabilities
Current liabilities
Short-term borrowings	$33.2	$25.3	$21.2	$53.3	$—	$133.0
Current maturities of long-term debt	—	2.0	—	—	—	2.0
Accounts payable and accrued liabilities	41.4	117.6	74.5	26.4	(33.6)	226.3

	74.6	144.9	95.7	79.7	(33.6)	361.3

Long-term debt	—	276.1	—	—	—	276.1
Due to affiliates	45.0	188.5	267.8	7.0	(508.3)	—
Deferred income taxes	—	34.2	19.8	(0.7)	—	53.3
Other tax liabilities	0.7	—	1.2	32.6	—	34.5

	120.3	643.7	384.5	118.6	(541.9)	725.2

Minority interest	—	—	—	21.1	—	21.1

Shareowners’ Equity
Capital stock
Common shares	275.0	178.4	319.4	175.0	(672.8)	275.0
Restricted shares	(0.6)	—	—	—	—	(0.6)
Additional paid-in-capital	29.7	—	—	—	—	29.7
Retained earnings (deficit)	173.9	(234.7)	(192.0)	(8.8)	435.5	173.9
Accumulated other comprehensive income (loss)	29.9	—	(27.4)	71.6	(44.2)	29.9

	507.9	(56.3)	100.0	237.8	(281.5)	507.9

	$628.2	$587.4	$484.5	$377.5	$(823.4)	$1,254.2

Cott Corporation
Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended June 30, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Operating activities
Net income (loss)	$4.7	$(12.4)	$(1.5)	$5.0	$8.9	$4.7
Depreciation and amortization	2.6	8.6	5.3	1.2	—	17.7
Amortization of financing fees	—	—	0.1	0.1	—	0.2
Share-based compensation	2.9	—	—	—	—	2.9
Deferred income taxes	0.8	3.8	(0.5)	(0.5)	—	3.6
Increase in other income tax liabilities	(0.4)	—	—	(0.3)	—	(0.7)
Minority interest	—	—	—	0.8	—	0.8
Gain on disposal of property, plant and equipment	—	(0.3)	(0.1)	—	—	(0.4)
Equity (loss) income, net of distributions	(2.5)	0.3	20.6	—	(18.4)	—
Asset impairments	—	(3.5)	3.5	—	—	—
Other non-cash items	(0.4)	0.6	—	0.1	—	0.3
Net change in non-cash working capital	5.4	3.3	(25.8)	(16.3)	(0.4)	(33.8)

Cash provided (used in) by operating activities	13.1	0.4	1.6	(9.9)	(9.9)	(4.7)

Investing activities

Additions to property, plant and equipment	(2.7)	(8.4)	(8.5)	(0.5)	—	(20.1)
Additions to intangible and other assets	(1.1)	—	(0.2)	—	—	(1.3)
Proceeds from disposal of property, plant and equipment	—	0.5	0.1	—	—	0.6
Advances to affiliates	—	0.1	(2.4)	—	2.3	—

Cash (used in) provided by investing activities	(3.8)	(7.8)	(11.0)	(0.5)	2.3	(20.8)

Financing activities

Payments of long-term debt	—	(0.4)	—	—	—	(0.4)
Short-term borrowings	(10.4)	12.3	12.8	11.6	—	26.3
Advances from affiliates	—	2.4	—	(0.1)	(2.3)	—
Distributions to subsidiary minority shareowner	—	—	—	(0.7)	—	(0.7)
Issuance of common shares	0.5	—	—	—	—	0.5
Dividends paid	—	(6.7)	(2.5)	(0.7)	9.9	—
Other financing activities	0.1	(0.2)	—	—	—	(0.1)

Cash (used in) provided by financing activities	(9.8)	7.4	10.3	10.1	7.6	25.6

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1

Net (decrease) increase in cash	(0.5)	—	0.9	(0.2)	—	0.2
Cash, beginning of period	0.5	—	—	5.7	—	6.2

Cash, end of period	$—	$—	$0.9	$5.5	$—	$6.4

Cott Corporation
Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the six months ended June 30, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Operating activities
Net income (loss)	$9.5	$(12.7)	$4.2	$6.3	$2.2	$9.5
Depreciation and amortization	5.4	17.3	10.4	2.5	—	35.6
Amortization of financing fees	—	0.1	0.2	0.2	—	0.5
Share-based compensation	5.4	—	—	—	—	5.4
Deferred income taxes	0.7	4.2	(0.9)	(0.6)	—	3.4
Increase in other income tax liabilities	—	—	—	0.5	—	0.5
Minority interest	—	—	—	1.5	—	1.5
Gain on disposal of property, plant and equipment	—	(0.3)	(0.1)	—	—	(0.4)
Equity (loss) income, net of distributions	89.9	—	18.5	—	(108.4)	—

Asset impairments	—	—	—	—	—	—
Other non-cash items	(0.5)	1.1	—	—	—	0.6
Net change in non-cash working capital	(127.4)	(44.7)	188.3	(60.3)	(1.8)	(45.9)

Cash (used in) provided by operating activities	(17.0)	(35.0)	220.6	(49.9)	(108.0)	10.7

Investing activities

Additions to property, plant and equipment	(4.7)	(17.2)	(13.9)	(0.5)	—	(36.3)
Additions to intangible and other assets	(6.3)	(18.2)	22.8	—	—	(1.7)
Proceeds from disposal of property, plant and equipment	—	0.6	0.2	—	—	0.8
Advances to affiliates	(4.6)	0.1	(45.7)	—	50.2	—

Cash (used in) provided by investing activities	(15.6)	(34.7)	(36.6)	(0.5)	50.2	(37.2)

Financing activities

Payments of long-term debt	—	(1.6)	—	—	—	(1.6)
Short-term borrowings	30.1	25.3	(86.5)	53.2	—	22.1
Advances from affiliates	—	45.7	4.6	(0.1)	(50.2)	—
Distributions to subsidiary minority shareowner	—	—	—	(1.3)	—	(1.3)
Issuance of common shares	0.5	—	—	—	—	0.5
Dividends paid	—	(6.7)	(99.9)	(1.4)	108.0	—
Other financing activities	0.2	2.1	(2.5)	—	—	(0.2)

Cash provided by (used in) financing activities	30.8	64.8	(184.3)	50.4	57.8	19.5

Effect of exchange rate changes on cash	—	—	—	—	—	—

Net decrease in cash	(1.8)	(4.9)	(0.3)	—	—	(7.0)
Cash, beginning of period	1.8	4.9	1.2	5.5	—	13.4

Cash, end of period	$—	$—	$0.9	$5.5	$—	$6.4

Cott Corporation
Consolidating Statements of Income

(in millions of U.S. dollars, unaudited)

	For the three months ended July 1, 2006
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenue	$69.8	$309.3	$107.7	$35.1	$(19.9)	$502.0
Cost of sales	56.7	269.4	93.9	29.6	(19.9)	429.7

Gross profit	13.1	39.9	13.8	5.5	—	72.3
Selling, general and administrative expenses	11.1	26.6	8.9	2.1	—	48.7
(Gain) loss on disposal of property, plant and equipment	(0.5)	0.4	—	—	—	(0.1)
Restructuring, asset impairments and other charges
Restructuring	(0.3)	0.5	—	—	—	0.2
Asset (recoveries) impairments	(0.3)	0.2	—	—	—	(0.1)
Other	—	—	0.6	—	—	0.6

Operating income	3.1	12.2	4.3	3.4	—	23.0

Other (income) expense, net	(0.1)	4.0	(0.4)	(5.7)	2.2	—
Interest (income) expense, net	(0.1)	8.0	0.1	(0.5)	—	7.5
Minority interest	—	—	—	1.1	—	1.1

Income (loss) before income taxes and equity income (loss)	3.3	0.2	4.6	8.5	(2.2)	14.4

Income taxes	0.1	0.9	1.6	4.2	—	6.8
Equity income (loss)	4.4	(0.8)	4.7	—	(8.3)	—

Net income (loss)	$7.6	$(1.5)	$7.7	$4.3	$(10.5)	$7.6

	For the six months ended July 1, 2006
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenue	$113.9	$571.4	$185.4	$62.4	$(36.9)	$896.2
Cost of sales	93.4	499.1	162.7	52.9	(36.9)	771.2

Gross profit	20.5	72.3	22.7	9.5	—	125.0
Selling, general and administrative expenses	22.5	45.8	16.4	3.9	—	88.6
(Gain) loss on disposal of property, plant and equipment	(0.5)	0.5	—	—	—	—
Restructuring, asset impairments and other charges
Restructuring	0.2	1.6	—	—	—	1.8
Asset (recoveries) impairments	(0.1)	1.4	—	—	—	1.3
Other	—	—	2.6	—	—	2.6

Operating (loss) income	(1.6)	23.0	3.7	5.6	—	30.7

Other (income) expense, net	(0.1)	4.6	(0.8)	(0.9)	(3.0)	(0.2)
Interest (income) expense, net	(0.1)	16.0	0.1	(0.3)	—	15.7
Minority interest	—	—	—	2.1	—	2.1

(Loss) income before income taxes and equity income (loss)	(1.4)	2.4	4.4	4.7	3.0	13.1

Income taxes	0.1	1.1	1.9	4.5	—	7.6
Equity income (loss)	7.0	(0.3)	7.6	—	(14.3)	—

Net income (loss)	$5.5	$1.0	$10.1	$0.2	$(11.3)	$5.5

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

Cott Corporation
Consolidating Statements of Cash Flows
(in millions of U.S. dollars, unaudited)

	For the three months ended July 1, 2006
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Operating activities
Net income (loss)	$7.6	$(1.5)	$7.7	$4.3	$(10.5)	$7.6
Depreciation and amortization	2.9	9.2	5.7	1.3	—	19.1
Amortization of financing fees	—	—	0.1	0.1	—	0.2
Share-based compensation expense	1.9	—	—	—	—	1.9
Deferred income taxes	—	2.4	0.2	3.8	—	6.4
Minority interest	—	—	—	1.1	—	1.1
Equity (loss) income, net of distributions	(4.4)	1.5	(4.7)	—	7.6	—
(Gain) loss on disposal of property, plant and equipment	(0.4)	0.4	(0.1)	—	—	(0.1)
Asset recoveries	(0.1)	—	—	—	—	(0.1)
Other non-cash items	(0.1)	0.3	—	—	—	0.2
Net change in non-cash working capital	(7.2)	(4.7)	(5.5)	(0.4)	2.2	(15.6)

Cash provided by (used in) operating activities	0.2	7.6	3.4	10.2	(0.7)	20.7

Investing activities

Additions to property, plant and equipment	(0.6)	(5.0)	(2.7)	(0.1)	—	(8.4)
Additions to intangibles and other assets	(1.2)	(2.1)	—	—	—	(3.3)
Proceeds from disposal of property, plant and equipment	1.0	(0.4)	0.2	—	—	0.8
Advances to affiliates	(0.1)	0.1	(2.2)	—	2.2	—

Cash (used in) provided by investing activities	(0.9)	(7.4)	(4.7)	(0.1)	2.2	(10.9)

Financing activities

Payments of long-term debt	—	(0.3)	—	—	—	(0.3)
Short-term borrowings	—	(1.9)	(2.8)	(5.0)	—	(9.7)
Advances from affiliates	—	2.1	0.1	—	(2.2)	—
Distributions to subsidiary minority shareowner	—	—	—	(0.7)	—	(0.7)
Dividends paid	—	—	—	(0.7)	0.7	—

Cash used in financing activities	—	(0.1)	(2.7)	(6.4)	(1.5)	(10.7)

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)

Net (decrease) increase in cash	(0.7)	0.1	(4.0)	3.6	—	(1.0)
Cash, beginning of period	4.5	—	3.7	2.6	—	10.8

Cash, end of period	$3.8	$0.1	$(0.3)	$6.2	$ ¯	$9.8

Cott Corporation
Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the six months ended July 1, 2006
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Operating activities
Net income (loss)	$5.5	$1.0	$10.1	$0.2	$(11.3)	$5.5
Depreciation and amortization	6.0	18.7	11.1	2.6	—	38.4
Amortization of financing fees	—	0.1	0.2	0.2	—	0.5
Share-based compensation expense	4.6	—	—	—	—	4.6
Deferred income taxes	—	2.7	—	3.9	—	6.6
Minority interest	—	—	—	2.1	—	2.1
Equity (loss) income, net of distributions	(7.0)	2.1	(7.6)	—	12.5	—
(Gain) loss on disposal of property, plant and equipment	(0.4)	0.5	(0.1)	—	—	—
Asset (recoveries) impairments	(0.1)	1.4	—	—	—	1.3
Other non-cash items	(0.1)	0.6	—	—	—	0.5
Net change in non-cash working capital	(9.1)	(17.6)	(6.1)	4.4	(3.0)	(31.4)

Cash (used in) provided by operating activities	(0.6)	9.5	7.6	13.4	(1.8)	28.1

Investing activities

Additions to property, plant and equipment	(1.3)	(10.2)	(5.1)	(0.1)	—	(16.7)
Additions to intangibles and other assets	(2.4)	(3.3)	—	—	—	(5.7)
Proceeds from disposal of property, plant and equipment	1.0	0.2	0.3	—	—	1.5
Advances to affiliates	(1.8)	0.1	(4.3)	—	6.0	—

Cash (used in) provided by investing activities	(4.5)	(13.2)	(9.1)	(0.1)	6.0	(20.9)

Financing activities

Payments of long-term debt	—	(0.5)	—	—	—	(0.5)
Short-term borrowings	—	0.2	(6.9)	(10.0)	—	(16.7)
Advances from affiliates	—	4.2	1.8	—	(6.0)	—
Distributions to subsidiary minority shareowner	—	—	—	(1.8)	—	(1.8)
Dividends paid	—	—	—	(1.8)	1.8	—
Other financing activities	—	(0.1)	—	—	—	(0.1)

Cash provided by (used in) financing activities	—	3.8	(5.1)	(13.6)	(4.2)	(19.1)

Effect of exchange rate changes on cash	0.1	—	—	(0.1)	—	—

Net (decrease) increase in cash	(5.0)	0.1	(6.6)	(0.4)	—	(11.9)
Cash, beginning of period	8.8	—	6.3	6.6	—	21.7

Cash, end of period	$3.8	$0.1	$(0.3)	$6.2	$—	$9.8