Form 10-Q
period 2007-09-29
COTT CORP /CN/
filed 2007-11-08
CIK 884713

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 29, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-19914
COTT CORPORATION
(Exact name of registrant as specified in its charter)

CANADA	NONE

(State or Other Jurisdiction of Incorporation	(IRS Employer Identification No.)
or Organization)

6525 VISCOUNT ROAD
MISSISSAUGA, ONTARIO	L4V 1H6
5481 WEST WATERS AVENUE, SUITE 111
TAMPA, FLORIDA	33634

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (905) 672-1900 and (813) 313-1800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 29, 2007

Common Stock, no par value per share	71,871,330 shares

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Cott Corporation
Consolidated Statements of Income
(in millions of U.S. dollars, except per share amounts)
Unaudited

	For the three months ended		For the nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Revenue	$464.6	$475.5	$1,363.2	$1,371.7

Cost of sales	418.9	413.5	1,204.4	1,184.7

Gross profit	45.7	62.0	158.8	187.0

Selling, general and administrative expenses	34.2	40.8	116.5	129.4
Loss (gain) on disposal of property, plant and equipment	0.2	—	(0.2)	—
Restructuring, asset impairments and other charges – note 2
Restructuring	14.2	9.4	23.5	11.2
Asset impairments (recovery)	0.9	(0.1)	0.9	1.2
Other charges	—	—	—	2.6

Operating (loss) income	(3.8)	11.9	18.1	42.6

Other income, net	(0.8)	(0.2)	(3.1)	(0.4)
Interest expense, net	8.4	7.8	24.1	23.5
Minority interest	0.4	0.9	1.9	3.0

(Loss) income before income taxes	(11.8)	3.4	(4.8)	16.5

Income tax (recovery) expense – note 4	(6.0)	(3.2)	(8.5)	4.4

Net (loss) income – note 5	$(5.8)	$6.6	$3.7	$12.1

Per share data – note 6
(Loss) income per common share
Basic	$(0.08)	$0.09	$0.05	$0.17
Diluted	$(0.08)	$0.09	$0.05	$0.17
The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Balance Sheets
(in millions of U.S. dollars)
Unaudited

	September 29,	December 30,
	2007	2006
Assets
Current assets
Cash	$4.9	$13.4
Accounts receivable, net	211.0	187.0
Income taxes recoverable	37.3	17.8
Inventories – note 7	145.3	131.2
Prepaid expenses and other assets	12.3	10.3
Deferred income taxes	13.8	11.7

Total current assets	424.6	371.4

Property, plant and equipment – (net of accumulated depreciation of $378.6 and $324.5, respectively)	391.8	360.2

Goodwill	165.6	158.4

Intangibles and other assets – note 9	236.1	250.7

Deferred income taxes	13.3	—

Total Assets	$1,231.4	$1,140.7

Liabilities
Current liabilities
Short-term borrowings – note 10	$114.5	$107.7
Current maturities of long-term debt	2.0	2.0
Accounts payable and accrued liabilities	200.0	186.5
Income taxes payable	0.7	—

Total current liablities	317.2	296.2

Long-term debt	275.8	275.2

Other long-term liabilities – note 2	12.4	—

Deferred income taxes	56.4	48.2

Other tax liabilities – note 4	39.3	11.5

Total liabilities	701.1	631.1

Minority interest	19.9	20.9

Shareowners’ Equity
Capital stock
Common shares – 71,871,330 shares issued and outstanding at September 29, 2007 (December 30, 2006 – 71,749,630)	275.0	273.4

Restricted shares	(0.5)	(0.7)

Additional paid-in-capital	27.4	29.8

Retained earnings	168.1	168.7

Accumulated other comprehensive income	40.4	17.5

Total shareowners’ equity	510.4	488.7

Total liabilities, minority interest and shareowners’ equity	$1,231.4	$1,140.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Shareowners’ Equity
(in millions of U.S. dollars)
Unaudited

	Number of
	Common					Accumulated
	Shares			Additional		Other
	(IN	Common	Restricted	Paid-in-	Retained	Comprehensive	Total
	THOUSANDS)	Shares	Shares	Capital	Earnings	Income	Equity

Balance at December 31, 2005	71,712	$273.0	$—	$18.4	$186.2	$4.3	$481.9

Options exercised (net of tax of nil) – note 12	27	0.3	—	—	—	—	0.3
Restricted shares – note 12	—	—	(0.8)	—	—	—	(0.8)
Share-based compensation – note 12	—	—	—	7.4	—	—	7.4
Comprehensive income – note 5
Currency translation adjustment	—	—	—	—	—	11.8	11.8
Unrealized gains on cash flow hedges – note 8	—	—	—	—	—	0.3	0.3
Net income	—	—	—	—	12.1	—	12.1

	—	—	—	—	12.1	12.1	24.2

Balance at September 30, 2006	71,739	$273.3	$(0.8)	$25.8	198.3	16.4	513.0

Balance at December 30, 2006	71,750	$273.4	$(0.7)	$29.8	$168.7	$17.5	$488.7

Options exercised (net of tax of nil) – note 12	53	0.5	—	—	—	—	0.5
Common shares issued – note 12	68	1.1	—	—	—	—	1.1
Restricted shares – note 12	—	—	0.2	—	—	—	0.2
Share-based compensation – note 12	—	—	—	2.6	—	—	2.6
Reclassified share-based compensation to liabilities – note 12	—	—	—	(0.4)	—	—	(0.4)
Change in accounting policy – note 4	—	—	—	(4.6)	(4.3)	—	(8.9)
Comprehensive income – note 5
Currency translation adjustment	—	—	—	—	—	22.9	22.9
Net income	—	—	—	—	3.7	—	3.7

	—	—	—	—	3.7	22.9	26.6

Balance at September 29, 2007	71,871	$275.0	$(0.5)	$27.4	$168.1	$40.4	$510.4

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
Unaudited

	For the three months ended		For the nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Operating Activities
Net (loss) income	$(5.8)	$6.6	$3.7	$12.1
Depreciation and amortization	17.7	19.0	53.3	57.4
Amortization of financing fees	0.3	0.3	0.8	0.8
Share-based compensation expense – note 13	(2.3)	2.8	2.6	7.4
Deferred income taxes	2.0	(3.4)	5.4	3.2
Increase in other income tax liabilities – note 4	3.4	—	3.9	—
Minority interest	0.4	0.9	1.9	3.0
Loss (gain) on disposal of property, plant and equipment	0.2	—	(0.2)	—
Asset impairments (recovery)	0.9	(0.1)	0.9	1.2
Lease contract termination costs	12.5	4.4	12.5	4.4
Other non-cash items	1.0	1.8	1.6	2.3
Lease contract termination payments	(7.3)	—	(7.5)	—
Net change in non-cash working capital – note 12	14.3	23.3	(30.9)	(8.1)

Cash provided by operating activities	37.3	55.6	48.0	83.7

Investing Activities
Additions to property, plant and equipment	(14.1)	(6.8)	(50.4)	(23.5)
Additions to intangibles and other assets	(1.4)	(1.3)	(3.1)	(7.0)
Proceeds from disposition of property, plant and equipment	—	0.4	0.8	1.9

Cash used in investing activities	(15.5)	(7.7)	(52.7)	(28.6)

Financing Activities
Issuance of common shares	—	0.3	0.5	0.3
Payments of long-term debt	(0.6)	(0.3)	(2.2)	(0.8)
Short-term borrowings	(21.0)	(26.3)	1.1	(43.0)
Distributions to subsidiary minority shareowner	(1.6)	(1.8)	(2.9)	(3.6)
Other financing activities	(0.1)	—	(0.3)	(0.1)

Cash used in financing activities	(23.3)	(28.1)	(3.8)	(47.2)

Effect of exchange rate changes on cash	—	0.1	—	0.1

Net (decrease) increase in cash	(1.5)	19.9	(8.5)	8.0

Cash, beginning of period	6.4	9.8	13.4	21.7

Cash, end of period	$4.9	$29.7	$4.9	$29.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
In this quarterly report, unless the context otherwise requires or indicates, the terms “the Company,” “our Company,” “Cott Corporation,” “we,” “us” and “our” refer to Cott Corporation and its consolidated subsidiaries and their predecessors. The interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual audited consolidated financial statements and accompanying notes for the year ended December 31, 2006. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements, except for the Accounting for Uncertainty in Income Taxes in Note 4.
The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.
Certain of the comparative figures have been reclassified to conform to the current period’s presentation.
Impairment of Long-lived Assets
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
New Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of this statement on our consolidated financial statements.
Note 2 – Restructuring, Asset Impairment and Other Charges
On October 26, 2006, we announced the closure of our manufacturing plant in Elizabethtown, Kentucky (“Elizabethtown”) and the closure of our manufacturing plant and warehouse facility in Wyomissing, Pennsylvania (“Wyomissing”).
On June 29, 2007, we announced further steps to realign our North American business. The realignment includes the creation of fully-integrated business units and Customer Development & Solutions Teams to reduce costs and improve connections with our major customers. As part of this process, we continued our organizational restructuring and

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
announced headcount reductions of approximately 40 executive and salaried positions, associated with the realignment of our North American business and the consolidation of our senior leadership team in Tampa, Florida.
As of September 29, 2007, we recorded restructuring charges of $23.5 million including $12.5 million for contract termination costs relating to the closure of Wyomissing, $10.2 million for severance costs relating to the previously announced office consolidation and the headcount reduction associated with the realignment of the North American business announced on June 29, 2007, and $0.8 million for severance costs relating to the closures of Elizabethtown and Wyomissing.
The following table is a summary of our cash restructuring charges for the nine months ended September 29, 2007 and the year ended December 30, 2006:

			Reclassified
	Balance at	Charged to Costs	from	Payments	Balance at
(IN MILLIONS OF	December 30,	and Expenses	accrued	made during	September
U.S. DOLLARS)	2006	during the period	liabilities	the period	29, 2007

Severance and termination benefits	$5.4	$11.0	$—	$(13.8)	$2.6
Lease contract termination loss	7.3	12.5	0.8	(7.5)	13.1

Total	$12.7	$23.5	$0.8	$(21.3)	$15.7

As at September 29, 2007, $12.4 million (December 30, 2006 – nil) of the contract lease termination loss liability has been recorded as other long-term liabilities and $3.3 million of severance and termination benefits and lease contract termination loss liability (December 30, 2006 – $12.7 million) has been classified as accounts payable and accrued liabilities.

		Charged to Costs	Payments
	Balance at	and Expenses	made during	Balance at
(IN MILLIONS OF U.S. DOLLARS)	January 1, 2006	during the year	the year	December 30, 2006

Severance and termination benefits	$1.0	$12.1	$(7.7)	$5.4
Lease contract termination loss	—	7.7	(0.4)	7.3
Other	—	0.7	(0.7)	—

Total	$1.0	$20.5	$(8.8)	$12.7

In the fourth quarter of 2006, we announced that we would record an estimated $115 to $125 million in aggregate charges for cost reduction programs including additional plant closures, office consolidation and organizational streamlining. This range was revised from the $60 to $80 million in estimated charges associated with the North American realignment plan and other asset impairments that we initially announced on September 29, 2005. Since September 29, 2005 through the end of the first nine months of 2007, we have recorded pre-tax restructuring and asset impairment charges of $110.5 million. In 2005, we recorded pre-tax charges of $36.9 million relating to the North American realignment and other asset impairments, of which $20.0 million related to customer relationship impairment. In 2006, we recorded pre-tax charges of $49.1 million, of which $30.4 million was in connection with the Elizabethtown and Wyomissing closures announced on October 26, 2006. In the first nine months of 2007, we recorded pre-tax charges of $24.4 million, primarily for severance costs relating to headcount reductions as a result of the new customer development and solutions teams and office consolidation and contract termination costs relating the closure of Wyomissing. We estimate that the remainder of the cost reduction program charges, if any (approximately $5 million to $15 million), comprising additional severances and lease contract termination costs will be incurred by the end of 2007.
We may also rationalize products, customers and production capacity and accordingly, additional asset impairment charges or changes in useful lives of assets may result. We will continue to evaluate the useful lives of and our estimates of future

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
cash flows generated by, certain equipment and intangibles. If our evaluation results in a material impairment, the carrying value of the related assets will be reduced.
Note 3 — Business Seasonality
Our net income for the three and nine month periods ended September 29, 2007 is not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which normally leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest, are not impacted by seasonal trends.
Note 4 — Income Taxes
The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the three months ended		For the nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Income tax provision based on Canadian statutory rates	$(4.0)	$1.1	$(1.7)	$5.6
Foreign tax rate differential	(1.3)	(0.5)	(2.3)	(0.6)
Inter-company debt structures	(0.6)	(1.0)	(2.8)	(2.9)
Non-deductible expenses and other items	(0.5)	0.5	(0.7)	2.0
Increase (decrease) to income tax reserves	0.4	—	(1.0)	3.7
Decrease in valuation allowance	—	(3.3)	—	(3.4)

	$(6.0)	$(3.2)	$(8.5)	$4.4

As of September 29, 2007, we recognized $0.9 million of interest and penalties in the income statement and $3.9 million of interest and penalties in the balance sheet. We have classified the interest and penalties as income tax expense.
The total amount of gross unrecognized tax benefits as at December 31, 2006 was $28.9 million.
We are currently under audit by the Canada Revenue Agency for tax years 2000 through 2004 and by the Internal Revenue Service for tax years 2002 and 2003. The amounts that may ultimately be payable by us as a result of these audits are uncertain. We believe that the amounts provided for the outcome of these audits in our tax liabilities are adequate; however, it is reasonably possible that our estimates of tax liabilities for these audits may change materially in the near term.
As of September 29, 2007, the tax years prior to 1997 are closed to examination by major tax jurisdictions.
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

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
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
Note 5 – Comprehensive Income

	For the three months ended		For the nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Net (loss) income	$(5.8)	$6.6	$3.7	$12.1
Foreign currency translation	10.5	1.7	22.9	11.8
Unrealized gains on cash flow hedges – note 8	—	0.1	—	0.3

	$4.7	$8.4	$26.6	$24.2

Note 6 — (Loss) Income Per Common Share
Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, that would occur if in-the-money stock options were exercised.
     A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations follows:

	Three months ended
	September 29, 2007			September 30, 2006
		Weighted			Weighted
		Average	Per-		Average	Per-
	Net (loss)	Shares	share	Net income	Shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
	(in millions)	(in thousands)		(in millions)	(in thousands)
Basic (loss) income available to common shareholders
Net (loss) income	$(5.8)	71,871	$(0.08)	$6.6	71,731	$0.09

Effect of dilutive securities
Options		—			51

Diluted (loss) income available to common shareholders

Net (loss) income	$(5.8)	71,871	$(0.08)	$6.6	71,782	$0.09

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited

	Nine months ended
	September 29, 2007			September 30, 2006
			Per-			Per-
	Net income	Shares	share	Net income	Shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
	(in millions)	(in thousands)		(in millions)	(in thousands)
Basic income available to common shareholders
Net income	$3.7	71,818	$0.05	$12.1	71,719	$0.17

Effect of dilutive securities
Options		28			47

Diluted income available to common shareholders

Net income	$3.7	71,846	$0.05	$12.1	71,766	$0.17

At September 29, 2007, options to purchase 2,318,114 shares (2,485,664 – September 30, 2006) of common stock at a weighted average exercise price of C$30.47 per share (C$31.84 – September 30, 2006) were outstanding, but were not included in the computation of diluted net (loss) income per share because the exercise price of such options was greater than the average market price of our common stock during the period.
Note 7 — Inventories

	September 29,	December 30,
	2007	2006
	(in millions of U.S. dollars)
Raw materials	$55.6	$52.2
Finished goods	70.8	61.5
Other	18.9	17.5

	$145.3	$131.2

Note 8 — Derivative Financial Instruments
At September 29, 2007 and December 30, 2006 there were no outstanding derivatives that were accounted for as hedges.
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
As at September 30, 2006, the hedges consisted of foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar at a cost of $0.1 million. The unrealized gain of $0.1 million and $0.3 million were recorded in other comprehensive income during the third quarter ended and nine months period ended September 30, 2006 respectively, reflecting a $0.3 million change in the unrealized gain in comprehensive income for the period ending September 30, 2006.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 9 — Intangibles and Other Assets

	September 29, 2007			December 30, 2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(in millions of U.S. dollars)			(in millions of U.S. dollars)
Intangibles
Not subject to amortization
Rights	$80.4	$—	$80.4	$80.4	$—	$80.4

Subject to amortization
Customer relationships	166.6	58.2	108.4	165.7	50.0	115.7
Trademarks	29.7	13.1	16.6	29.4	11.3	18.1
Information technology	66.2	43.3	22.9	57.0	32.8	24.2
Other	3.6	1.4	2.2	3.6	1.2	2.4

	266.1	116.0	150.1	255.7	95.3	160.4

	346.5	116.0	230.5	336.1	95.3	240.8

Other Assets
Financing costs	4.9	3.2	1.7	4.8	2.3	2.5
Other	8.4	4.5	3.9	11.2	3.8	7.4

	13.3	7.7	5.6	16.0	6.1	9.9

	$359.8	$123.7	$236.1	$352.1	$101.4	$250.7

Amortization expense of intangible assets was $5.7 million for the third quarter ended September 29, 2007 ($5.8 million – September 30, 2006). Amortization expense of intangible assets was $16.6 million for the nine months ended September 29, 2007 ($17.4 million – September 30, 2006).
Note 10 — Short-Term Borrowings
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
As at September 29, 2007, credit of $161.4 million was available after borrowings of $58.3 million and standby letters of credit of $5.3 million. The weighted average interest rate was 7.00% on these facilities as of September 29, 2007.
The amount of funds available under the receivables securitization facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time as a result of changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of an unaffiliated entity, Park Avenue Receivables Company, LLC and certain other financial institutions. A fee of between 0.20% and 0.40% per annum is currently payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of September 29, 2007, $46.5 million of eligible receivables, net of reserves, were available for purchase and $46.5 million was outstanding under this facility, at a weighted average interest rate of 6.91%.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
On July 17, 2007, we entered into a third amendment to our senior secured credit facilities. The third amendment, effective June 29, 2007, adjusts the maximum total leverage ratio that is required to be maintained under the credit facilities for the period from April 1, 2007 through and including September 30, 2007 from 3.00 to 1.00 to 4.00 to 1.00. A conforming change was made to the receivables securitization facility to align the total leverage ratio set forth in that agreement with that contained in the amended credit facilities. Our financial covenants are calculated and determined at the end of each quarter. We are in compliance with our covenants as of September 29, 2007.
For the fourth quarter of 2007, we will be reverting back to the original total leverage ratio of 3.00 to 1.00 that is required to be maintained under the credit facilities. Based on our current financial projection, we expect that we will not be in compliance with the total leverage ratio financial covenant set forth in our senior secured credit facilities as of the end of the fourth quarter of 2007. We are currently in discussions with our lenders to ease this covenant through the end of fiscal 2008. Based on preliminary discussions with our lenders, we believe we can reach agreement on a new total leverage ratio financial covenant that is acceptable to us, although there can be no assurance that we will. Since a covenant default in our senior secured credit facilities could result in a default in our unsecured senior subordinated notes due in 2011, our notes due in 2011 could, in the event of such default, become currently due and accordingly, would be classified as a current liability. If we are not in compliance with our total leverage ratio financial covenant and our lenders do not agree to amend the covenant on terms that are acceptable to us, our lenders could terminate our facilities and we would have to replace them. Should our credit facilities and 2011 notes become currently due, we may have to incur additional fees and higher interest costs to replace them.
Note 11 — Net Change in Non-Cash Working Capital
The changes in non-cash working capital components, net of effects of unrealized foreign exchange gains and losses, are as follows:

	For the three months ended		For the nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Decrease (increase) in accounts receivable	$33.1	$48.6	$(16.7)	$8.3
Increase in income taxes recoverable	(11.0)	(2.6)	(18.8)	(7.0)
Decrease (increase) in inventories	15.0	3.5	(8.1)	(10.6)
Decrease (increase) in prepaid expenses and other assets	(0.9)	3.5	(1.6)	(4.2)
(Decrease) increase in accounts payable and accrued liabilities	(21.9)	(29.7)	14.3	5.4

	$14.3	$23.3	$(30.9)	$(8.1)

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Note 12 — Share-Based Compensation
As of September 29, 2007, we had three share-based compensation plans, which are described below. The share-based compensation plans have been approved by the shareholders, except for our Common Share Option Plan, which was adopted prior to our initial public offering. Subsequent amendments to that plan that required shareholder approval have been so approved.
The table below summarizes the compensation expense for the nine-month period ended September 29, 2007 and the unrecognized compensation expense on non-vested awards at that date. This compensation expense was recorded in selling, general and administrative expenses.

		Unrecognized
(IN MILLIONS OF U.S. DOLLARS)	Compensation expense	compensation expense
Stock options	$2.9	$1.4
Performance share units	(1.6)	—
Share appreciation rights	0.5	1.8
Other	0.8	1.8

Total	$2.6	$5.0

Common Share Option Plan
Under the 1986 Common Share Option Plan, as amended, we have reserved 14.0 million common shares for future issuance. Options are granted at a price not less than fair value of the shares on the grant date.
During the nine months ended September 29, 2007, 50,000 options were granted as compared to nil for the nine months ended September 30, 2006. The fair value of each option grant is estimated to be C$5.70 using the Black-Scholes option pricing model. These grants were fully vested at the time of the grant and therefore the entire amount was recorded as share-based compensation expense during the second quarter of 2007.
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

September 29, 2007
Risk-free interest rate	4.73%
Average expected life (years)	3
Expected volatility	37.4%
Expected dividend yield	—
As of September 29, 2007, we had 71,871,330 common shares and 2,368,114 common share options outstanding. Of our common share options outstanding, 2,164,938 options were exercisable as of September 29, 2007.
Total compensation cost related to non-vested options to be recognized in future periods is $1.4 million. The weighted average period over which this is expected to be recognized is 10 months.
During the third quarter ended September 29, 2007, 5,500 common share options were exercised at an exercise price of C$8.15. In the first nine months of 2007, 50,000 common share options were issued at an exercise price of C$18.48 and 53,700 common share options were exercised at a weighted average exercise price of C$9.87.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Long-Term Incentive Plans
During the second quarter of 2006, our shareowners approved and adopted two new long-term incentive plans for 2006 and future periods, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”). The PSU Plan and SAR Plan were amended and restated in the second quarter of 2007.
Amended and Restated PSU Plan
Under the Amended and Restated PSU Plan, performance share units (“PSUs”) may be awarded to employees of our Company and its subsidiaries. The value of an employee’s award under our PSU Plan will depend on (i) our performance over a three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors. PSUs granted will vest over a term not to exceed three fiscal years. The amendments to the PSU Plan clarify the authority of our Board of Directors to accelerate the vesting of all or a portion of the unvested PSUs of all of or any of the participants under the PSU Plan on a Change of Control (as such term is defined in the PSU Plan) irrespective of whether termination has occurred and allow for early funding by us under the PSU Plan.
Amended and Restated SAR Plan
Under the Amended and Restated SAR Plan, share appreciation rights (“SARs”) may be awarded to employees and directors of our Company and its subsidiaries. SARs will typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the vesting date of the SAR. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us. If our share price on the date of vesting is lower than on the date of grant, no payment will be made in respect of those vested SARs. Prior to vesting, there are no dividends paid on the SARs, and holders do not have the right to vote the common shares represented by their SARs. The amendments to the SAR Plan clarify the authority of our Board of Directors to accelerate vesting of some or all of the SARs of all of or any of the participants under the SAR Plan as determined by the Board of Directors or the Committee (as such term is defined in the SAR Plan) in its sole discretion, irrespective of whether termination or a Change of Control (as such term is defined in the SAR Plan) has occurred and allow for early funding by us under the SAR Plan.
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
The following table summarizes the number of PSUs awarded during the first nine months of 2007 and the value if the targets under the PSU Plan are met:

	Number of PSUs
	to be expensed if
	performance	Target Value per	Total Value at	Total Value at
	targets are met	PSU	date of award	date of award
	(IN THOUSANDS)	(C$)	(IN MILLIONS OF C$)	(IN MILLIONS OF U.S.$)

Awarded
July 18, 2007	26	$16.16	$0.4	$0.4
July 16, 2007	4	16.59	0.1	0.1
June 25, 2007	13	14.80	0.2	0.2
June 13, 2007	27	15.92	0.4	0.4
May 7, 2007	14	17.86	0.2	0.2
March 26, 2007	44	16.13	0.7	0.6
February 16, 2007	562	17.08	9.6	8.3

Total	690		$11.6	$10.2

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
During the first nine months of 2007 as compared to the first nine months of 2006, the PSU and SAR activity was as follows:

	Number of PSUs	Number of SARs
	(IN THOUSANDS)	(IN THOUSANDS)
Balance at December 31, 2005	—	—

Awarded	98	—
Forfeited	—	—

Outstanding at September 30, 2006	98	—

Balance at December 30, 2006	531	415

Awarded	690	218
Forfeited	(361)	(11)

Outstanding at September 29, 2007	860	622

The number of PSUs awarded and target values per PSU noted above are based on an assumption that our performance targets will be achieved. The number of units and target values can vary from 0 to 150% depending on the level of performance achieved relative to the performance target. Subject to the terms of the PSU Plan, the vesting date for the PSUs awarded in fiscal 2006 and 2007 will be December 27, 2008 and December 26, 2009, respectively. The target values per PSU noted in the table above were determined based on the closing market price of our common shares on the Toronto Stock Exchange (“TSX”) on the last trading day prior to the award date. During the quarter ended September 29, 2007, we concluded that it was no longer probable that our performance targets will be achieved and no longer expect that any PSUs awarded will ultimately vest. Accordingly, we recorded an adjustment to reverse $3.7 million in compensation costs related to these units that had been recorded to date. As of September 29, 2007, the estimated value of these units was nil and there will be no further awards of PSUs under the PSU Plan.
In connection with the termination of certain employees announced on June 29, 2007, during the three months ended September 29, 2007, we made a cash payment of $1.5 million to such employees, which amount is equal to the value (based on the closing price of our stock on the TSX on the applicable date of termination) representing the pro rata portion of PSUs awarded to each terminated employee in 2006 and 2007. Therefore, the $0.4 million previously recorded in additional paid-in-capital relating to those PSUs has been reclassified to accrued liabilities.
During the first quarter of 2007, we awarded to our employees 217,836 SARs having a fair value of $1.0 million. Subject to the terms of the SAR plan, the vesting dates for the SARs awarded in fiscal 2006 and 2007 will be July 26, 2009, October 25, 2009 and February 19, 2010. Compensation costs of $0.5 million were recognized in selling, general and administrative expenses for the period ended September 29, 2007. As of September 29, 2007, there was $1.8 million of unearned compensation relating to the awards that is expected to be recognized on a straight-line basis over a period of 22 to 30 months.
The fair value of the SARs awarded is estimated on the date of award using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2007	December 30, 2006
Risk-free interest rate	5.05%	5.05%
Average expected life (years)	4	4
Expected volatility	33.9%	33.9%
Expected dividend yield	—	—

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Other Share-Based Compensation
In 2006, Brent Willis, our Chief Executive Officer, received a net cash award of $0.9 million at commencement of employment to purchase shares of the Company. The purchased shares must be held for a minimum of three years and must be transferred to the Company (or as the Company may otherwise direct) for no additional consideration on a prorated basis if the service condition of three years is not met. This award is recognized as compensation expense over the vesting period. For the period ended September 29, 2007, $0.2 million was expensed as compensation expense and the remaining balance is classified as restricted shares which is a reduction in shareowners’ equity. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. Compensation costs of $0.8 million were recognized in selling, general and administration expenses in the nine-month period ended September 29, 2007 with respect to this grant. On May 16, 2007, one third of his grant vested and, as a result, he received 68,000 common shares, which has been recognized as an issuance of share capital. As of September 29, 2007 there was $1.8 million of unearned compensation relating to the grant that is being recognized on a straight-line basis over a period of 20 months.
Note 14 – Contingencies and Commitments
We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.
In January 2005, we were named as one of many defendants in a class action suit in British Columbia alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on customers. On June 2, 2006, the British Columbia Supreme Court granted a summary trial application, which resulted in the dismissal of the plaintiffs’ action against us and the other defendants. The plaintiffs appealed the dismissal, and on June 21, 2007 the British Columbia Court of Appeal dismissed the appeal. The plaintiffs have applied for leave to appeal to the Supreme Court of Canada. In February 2005, similar class action claims were filed in a number of other Canadian provinces. The claims which were filed in Quebec have since been discontinued.
We have committed to take delivery next spring on approximately $39 million of new equipment to support our bottled water business. We anticipate funding this commitment through an operating lease. A non-refundable $16 million (€11.1 million) deposit must be placed by mid-November with the vendor by either us or the lessor of the anticipated operating lease.
Note 15 — Segment Reporting
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

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited

		Business Segments
	North
(IN MILLIONS OF U.S. DOLLARS)	America	International	Eliminations	Total

For the three months ended September 29, 2007
External revenue	$329.9	$134.7	$—	$464.6
Depreciation and amortization	13.0	4.7	—	17.7
Restructuring, asset impairments and other charges – note 2
Restructuring	14.2	—	—	14.2
Asset impairments	0.9	—	—	0.9
Operating (loss) income	(10.2)	6.4	—	(3.8)

Additions to property, plant and equipment	8.2	5.9	—	14.1

As of September 29, 2007
Property, plant and equipment	250.0	141.8	—	391.8
Goodwill	83.3	82.3	—	165.6
Intangibles and other assets	206.6	29.5	—	236.1
Total assets	1,772.0	445.3	(985.9)	1,231.4

	North
(IN MILLIONS OF U.S. DOLLARS)	America	International	Eliminations	Total

For the three months ended September 30, 2006
External revenue	$357.5	$118.0	$—	$475.5
Depreciation and amortization	14.6	4.4	—	19.0
Restructuring, asset impairments and other charges – note 2
Restructuring	8.9	0.5	—	9.4
Asset recovery	(0.1)	—	—	(0.1)
Other	—	—	—	—
Operating income	6.7	5.2	—	11.9

Additions to property, plant and equipment	5.0	1.8	—	6.8

As of December 30, 2006
Property, plant and equipment	235.3	124.9	—	360.2
Goodwill	79.1	79.3	—	158.4
Intangibles and other assets	215.5	35.2	—	250.7
Total assets	1,560.3	404.9	(824.5)	1,140.7

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited

	North
(IN MILLIONS OF U.S. DOLLARS)	America	International	Eliminations	Total

For the nine months ended September 29, 2007
External revenue	$990.0	$373.2	$—	$1,363.2
Depreciation and amortization	38.9	14.4	—	53.3
Restructuring, asset impairments and other charges – note 2
Restructuring	23.4	0.1	—	23.5
Asset impairments	0.9	—	—	0.9
Operating income	(6.5)	24.6	—	18.1

Additions to property, plant and equipment	31.0	19.4	—	50.4

	North
(IN MILLIONS OF U.S. DOLLARS)	America	International	Eliminations	Total

For the nine months ended September 30, 2006
External revenue	$1,053.4	$318.3	$—	$1,371.7
Depreciation and amortization	44.2	13.2	—	57.4
Restructuring, asset impairments and other charges – note 2
Restructuring	10.7	0.5	—	11.2
Asset impairments	1.2	—	—	1.2
Other	—	2.6	—	2.6
Operating income	24.6	18.0	—	42.6

Additions to property, plant and equipment	17.6	5.9	—	23.5
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
Revenue attributable to our largest customer (Wal-Mart Stores, Inc.) in the first nine months of 2007 and 2006 accounted for 37% and 38%, respectively, of our total revenue. Revenue attributable to the top ten customers in the first nine months of 2007 and 2006 accounted for 59% and 61%, respectively, of our total revenue. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our revenue, could have a material adverse effect on our operating results and cash flows.

Cott Corporation
Notes to the Consolidated Financial Statements
Unaudited
Revenues by geographic area are as follows:

	For the three months ended		For the nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
United States	$277.9	$305.4	$851.0	$909.5
Canada	57.7	56.9	158.9	162.2
United Kingdom	107.8	94.8	292.0	248.4
Other countries	21.2	18.4	61.3	51.6

	$464.6	$475.5	$1,363.2	$1,371.7

Revenues are attributed to countries based on the location of the plant.
Property, plant and equipment by geographic area are as follows:

(IN MILLIONS OF U.S. DOLLARS)	September 29,	December 30,
	2007	2006

United States	$186.4	$181.5
Canada	63.7	53.8
United Kingdom	130.0	114.9
Other countries	11.7	10.0

	$391.8	$360.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink company.
Our objective of creating sustainable long-term growth in revenue and profitability is predicated on success across three key strategic priorities: 1) being the lowest cost producer; 2) becoming the retailers’ best partner; and 3) building and sustaining an innovation pipeline.
Current industry reports show continued decline in the carbonated soft drinks (“CSD”) category in the North American Food and Mass Merchandiser Channels. Energy drinks and non-carbonated beverages, including bottled water, sports drinks and ready-to-drink teas, continue to show strong growth. While higher retail prices are likely to have a negative impact on CSD category volumes as beverage manufacturers pass through significant commodity cost increases, the magnitude of the impact is uncertain.
Ingredients and packaging costs represent a significant portion of our cost of sales. Most of these costs are subject to global and regional commodity cost trends. Our three largest commodities are 1) aluminum, 2) PolyEthylene Terephthalate (“PET”) resin and 3) high fructose corn syrup (“HFCS”). In 2007, the average price paid for aluminum increased significantly, reflecting world pricing, resulting from global demand for the commodity.
Based on current commodity metals forecasts, we do not expect aluminum prices to decrease significantly through the balance of 2007 and we have taken actions to mitigate the impact of aluminum price volatility on our business through most of 2008. PET resin prices have increased significantly in recent years but decreased slightly in 2007 as compared with 2006 levels. We are currently working with PET resin suppliers to manage pricing in 2008 but at this point in time, because PET resin is not a traded commodity, no fixed price mechanism has been implemented. However, we are aggressively seeking protection for PET resin.  We typically purchase HFCS requirements for North America under 12 month contracts and have locked in the majority of our requirements for the remainder of 2007 and through most of 2008. Our HFCS prices will be up significantly in 2007 over the prior year and we expect this trend to continue in the future, as a result of growing demand for corn-related products.
We have taken, and intend to continue to take, steps to mitigate the effects of this cost environment through a variety of initiatives, including cost reductions and pricing, some of which are currently being implemented. We have proactively covered most of our commodities costs for the bulk of 2008, which we expect will reduce our exposure to commodity price volatility.
Our cost reduction program includes initiatives to optimize asset utilization, reduce fixed costs and implement world-class efficiencies, the use of a sub-zero based budgeting system, optimization of selling, general and administrative expenses, centralization of key raw materials procurement, ongoing SKU rationalization and optimization of capital investments. In the second quarter of 2007, we announced headcount reductions of approximately 40 executive and salaried positions, associated with the realignment of our North American business and the consolidation of our senior leadership team in Tampa, Florida. Also, the closing of the Queen’s Quay office in Toronto and consolidation of those employees and operations into our Viscount facility was completed in the third quarter of 2007.
As part of our efforts to become the retailers’ best partner, we have created fully-integrated business units and customer development and solutions teams which will allow for further cost reduction as well as improved service to and connections with our major customers. This new North American structure more closely aligns resources to customer needs. Once fully operational, our new customer development and solutions teams will provide integrated service dedicated to specific customer needs and opportunities, providing streamlined processes and greater accountability. We took additional steps towards the full implementation of this structure during the third quarter of 2007, including putting in place dedicated functional support teams headed by our new Vice-President of Supply Chain.
We continue to work toward strengthening our innovation pipeline. We are rolling out a new product portfolio, which is focused on high growth, high margin categories of energy drinks, ready-to-drink teas, sports drinks and flavored waters.
While focused on driving improved performance in our North America core portfolio with current and new customers, our business strategy also contemplates the continued expansion of our business outside North America. We continue to view Mexico and the U.K. as long-term growth opportunities and are working to grow our business in these markets. We also expect to explore opportunities to expand to new global customers and geographies.
Since September 29, 2005 through the end of the period ended September 29, 2007, we have recorded pre-tax charges of $110.5 million relating to our previously announced North American realignment, various cost reduction programs and impairments of customer relationship intangible assets. These amounts are part of an estimated $115 million to $125 million in total charges related to cost reduction. This range was revised in 2006 from the initially announced range of $60 million to $80 million, as a result of additional plant closures, office consolidation and organizational streamlining. We estimate that the remainder of the cost reduction program charges, if any (approximately $5 million to $15 million), comprising additional severances and lease contract termination costs, will be incurred by the end of 2007.
Critical Accounting Policies and Estimates
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
We adopted FIN 48 as of the beginning of our 2007 fiscal year and, as a result, we recorded a liability for uncertain tax positions in our Consolidated Balance Sheet of $30.2 million. This liability consists of the recognition of a $4.3 million and $4.6 million decreases in retained earnings and additional paid-in-capital, respectively, as well as $11.5 million of amounts reclassified from income taxes recoverable and deferred income tax liabilities and $9.8 million recognition of deferred income tax assets. Approximately $24.2 million of tax benefits would, if recognized, impact our effective tax rate over time. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of December 31, 2006, we accrued approximately $3.0 million of interest and penalties, which are included in Other Tax Liabilities.
As a result of interest, penalties and changes in uncertain tax positions, we did not recognize the benefits of and recorded additional charges of $0.7 million and $0.5 million in the third quarter and first nine months of 2007, respectively, for uncertain tax positions in the income tax provision.
New Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

Results of Operations

	For the three months ended				For the nine months ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
	Millions	Percent of	Millions	Percent of	Millions of	Percent of	Millions of	Percent of
	of Dollars	Revenue	of Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Revenue	$464.6	100.0%	$475.5	100.0%	$1,363.2	100.0%	$1,371.7	100.0%
Cost of sales	418.9	90.2%	413.5	87.0%	1,204.4	88.4%	1,184.7	86.4%

Gross profit	45.7	9.8%	62.0	13.0%	158.8	11.6%	187.0	13.6%
Selling, general and administrative expenses (“SG&A”)	34.2	7.4%	40.8	8.6%	116.5	8.5%	129.4	9.4%
Loss (gain) on disposal of property, plant and equipment	0.2	—	—	—	(0.2)	—	—	—
Restructuring, asset impairments and other charges	15.1	3.3%	9.3	2.0%	24.4	1.8%	15.0	1.1%

Operating (loss) income	(3.8)	(0.8)%	11.9	2.5%	18.1	1.3%	42.6	3.1%

Other income, net	(0.8)	(0.2)%	(0.2)	—	(3.1)	(0.2)%	(0.4)	—
Interest expense	8.4	1.8%	7.8	1.6%	24.1	1.8%	23.5	1.7%
Minority interest	0.4	0.1%	0.9	0.2%	1.9	0.1%	3.0	0.2%

(Loss) income before income taxes	(11.8)	(2.5)%	3.4	0.7%	(4.8)	(0.4)%	16.5	1.2%
Income tax (recovery) expense	(6.0)	(1.3)%	(3.2)	0.7%	(8.5)	(0.6)%	4.4	0.3%

Net (loss) income	$(5.8)	(1.2)%	$6.6	1.4%	$3.7	0.3%	$12.1	0.9%

Depreciation & amortization	$17.7	3.8%	$19.0	4.0%	$53.3	3.9%	$57.4	4.2%

We reported net loss of $5.8 million or $0.08 per diluted share for the third quarter ended September 29, 2007, as compared with net income of $6.6 million, or $0.09 per diluted share for the third quarter of 2006. The decrease in net income from the third quarter of 2006 was primarily due to:
•	higher packaging and ingredients costs which were not offset by sufficient price increases, lower volumes in North America, higher operating costs related to the transition of production out of recently closed plants, and the impact of the voluntary product recall in the United Kingdom, all of which reduced gross margin; and

•	restructuring, asset impairments and other charges relating to the previously announced closure of the Wyomissing plant and warehouse and office consolidations.
The decrease in net income was partially offset by decreased SG&A costs due to lower compensation costs because we no longer expect to achieve performance targets.
For the first nine months of 2007, net income decreased 69% to $3.7 million or $0.05 per diluted share, from $12.1 million or $0.17 per diluted share in the same period last year. The decrease in net income over the first nine months of 2006 was primarily due to the same factors affecting net loss in the third quarter of 2007. In addition, the decrease in net income was also partially offset by:
•	an increase in other income from a realized foreign exchange gain on debt to a third party held in Canada due to a stronger Canadian dollar; and

•	a recovery of income tax including benefits from inter-company debt structures.
Revenue – Revenue in the third quarter of 2007 was $464.6 million, a slight decrease of 2.3% from $475.5 million in the third quarter of 2006. Excluding the impact of foreign exchange, revenue declined 5% compared to the prior year same quarter. Total 8-ounce equivalent volume in the third quarter of 2007 was 309.9 million cases, a slight increase of 0.7% compared to the third quarter of 2006. The international volume growth was partially offset by declines in North America. The North America volume decline was primarily due to continued softness in the carbonated soft drink category, the impact of our price increases and increased promotional activity by national brands. Other factors impacting volume were unseasonably wet weather and a voluntary product recall related to the start up of a second aseptic line, both in the U.K.
Revenue for the first nine months of 2007 decreased slightly to $1,363.2 million from $1,371.7 million in the first nine months of 2006. Excluding the impact of foreign exchange, revenue declined 3% from the comparable prior year period.
Total 8-ounce equivalent case volume was 967.9 million cases for the first nine months of 2007, compared to 966.2 million cases for the first nine months of 2006.
The following table shows the change in revenue excluding foreign exchange between the third quarter of 2007 and the first nine months of 2007, as compared to the third quarter and the first nine months of 2006, respectively, on a consolidated and business segment basis.

	For the three months ended			For the nine months ended
	September 29, 2007			September 29, 2007
		North			North
(IN MILLIONS OF U.S. DOLLARS)	Cott	America	International	Cott	America	International

Change in revenue	$(10.9)	$(27.6)	$16.7	$(8.5)	$(63.4)	$54.9
Impact of foreign exchange	(11.8)	(4.1)	(7.7)	(28.1)	(4.9)	(23.2)

Change excluding foreign exchange	$(22.7)	$(31.7)	$9.0	$(36.6)	$(68.3)	$31.7

Percentage change excluding foreign exchange	(5% )	(9% )	7%	(3% )	(6% )	9%

In North America, revenue was $329.9 million in the third quarter of 2007, a decrease of 8% from the third quarter of 2006. Excluding the impact of foreign exchange, revenue decreased by 9%. The decline was due to continued softness in the carbonated soft drink category, increased promotional activity by national brands and delays in the introduction of new products. In the first nine months of 2007, revenue was $990.0 million, a decrease of 6% from the first nine months of 2006. Excluding the impact of foreign exchange, revenue also decreased by 6%.
The International segment includes our U.K. and Europe business, our Mexican business, our Royal Crown International business (“RCI”) and our business in Asia. Revenue from this segment was $134.7 million in the third quarter of 2007, an increase of 14% when compared with the third quarter of 2006. Excluding the impact of foreign exchange, revenue increased by 7% in the third quarter. The International growth was hindered by underperformance in the U.K., driven by aseptic line start up issues, a voluntary product recall and unseasonably wet weather. In the first nine months of 2007, revenue was $373.2 million, an increase of 17% from the first nine months of 2006. Excluding the impact of foreign exchange, revenue for the first nine months of 2007 increased by 9%.
Cost of Sales – Cost of sales was $418.9 million or 90% of revenue for the third quarter of 2007, as compared with $413.5 million or 87% of revenue in the third quarter of 2006. Cost of sales was $1,204.4 million or 88% of revenue for the first nine months of 2007, as compared with $1,184.7 million or 86% of revenue for the first nine months of 2006. Variable costs represented 89% of total cost of sales in the third quarter of 2007 and in the third quarter of 2006. Variable costs represented 90% of total cost of sales in the first nine months of 2007, up from 89% in the first nine months of 2006. Major elements of these variable costs included ingredients and packaging costs, distribution costs and fees paid to third-party manufacturers. Our product recall in the United Kingdom represented 1.2% and 0.7% of total cost of sales in the three and nine months ended September 29, 2007, respectively. We anticipate recouping some of these costs through our insurance coverage.
The following table shows the change in total cost of sales between the second quarter of 2007 and the first half of 2007, as compared to the second quarter and the first half of 2006, respectively, on a consolidated and business segment basis.

	For the three months ended			For the nine months ended
	September 29, 2007			September 29, 2007
		North			North
Increase (decrease)	Cott	America	International	Cott	America	International

Volume impact	(7)%	(10)%	3%	(5)%	(8)%	6%
Ingredients & packaging costs	8%	5%	14%	6%	6%	8%
Foreign exchange	—	1%	—	1%	—	3%
Other	—	(1)%	5%	—	(1)%	3%

Total cost of sales change	1%	(5)%	22%	2%	(3)%	20%

As noted in the above table, the increase in total cost of sales in the third quarter of 2007 over the third quarter of 2006 was 1%. Contributing to this increase were ingredients and packaging costs, which increased by 8%, partially offset by a 7% decrease in volume. The increase in total cost of sales in the first nine months of 2007 over the first nine months of 2006 was 2%. Contributing to this increase were ingredients and packaging costs, which increased by 6%. Foreign exchange contributed 1% to the increase in cost of sales. The increases in ingredients and packaging costs and foreign exchange were partially offset by a 5% decrease in volume.
Gross Profit – Gross profit for the third quarter of 2007 was $45.7 million, or 9.8% of revenue, down from 13.0% of revenue in the third quarter of 2006. Gross profit in the first nine months of 2007 was $158.8 million, or 11.6% of revenue, compared to gross profit of $187.0 million, or 13.6% of revenue, in the first nine months of 2006. The gross profit decline was primarily due to higher ingredient and packaging costs, higher operating costs related to the transition of production out of recently closed plants, and the impact of the voluntary product recall in the U.K.
Selling, General and Administrative Expenses (“SG&A”) – SG&A was $34.2 million in the third quarter of 2007, a decrease of $6.6 million from the third quarter of 2006. The decrease was primarily due to adjustments to reduce incentive compensation as it is no longer probable that incentives under certain of our compensation plans will be paid. SG&A was $116.5 million in the first nine months of 2007, a decrease of $12.9 million from the first nine months of 2006 primarily due to the non-recurrence of $6.6 million of executive transition costs in 2006 and decreased incentive compensation costs. As a percentage of revenue, SG&A decreased to 7.4% during the third quarter of 2007, down from 8.6% for the same period last year and to 8.5% for the first nine months of 2007, down from 9.4% for the same period last year.
Restructuring, Asset Impairments and Other Charges – In the third quarter and first nine months of 2007, we recorded restructuring, asset impairments and other charges of $15.1 million and $24.4 million, respectively, primarily for severance costs relating to the organizational restructuring and headcount reductions associated with the realignment of the North American business announced on June 29, 2007 and contract termination costs, severance and other costs related to the closures of the Wyomissing and Elizabethtown plants. In the third quarter of 2006, we recorded restructuring, asset impairments and other charges of $9.3 million, primarily for severance and contract termination costs relating to the closures of our Columbus, Ohio soft drink plant and our Lachine, Quebec juice plant and severance costs relating to organizational streamlining as a result of the North American realignment plan. Restructuring, asset impairments and other charges were $15.0 million in the first nine months of 2006 and related primarily to those same reasons, as well as the U.K. Competition Commission review of our August 2005 acquisition of 100% of Macaw (Soft Drinks) Limited.
Operating (Loss) Income – Operating loss was $3.8 million in the third quarter of 2007, as compared with operating income of $11.9 million in the third quarter of 2006. The $15.7 million decrease in operating income from the third quarter of 2006 was mainly attributable to lower gross margin due to higher packaging and ingredients costs and an increase of $5.8 million in restructuring, asset impairments and other charges taken during the third quarter of 2007. The lower margin and higher restructuring, asset impairments and other charges were partially offset by a decrease in SG&A due to lower incentive compensation costs. Operating income was $18.1 million for the first nine months of 2007, as compared with $42.6 million in the first nine months of 2006. The $24.5 million decrease from the nine months of 2006 was primarily attributable to lower gross margins as discussed above, a $9.4 million increase in restructuring, asset impairments and other costs.

Interest Expense – Net interest expense was $8.4 million in the third quarter of 2007, up from $7.8 million in the third quarter of 2006 due to higher interest rates. Net interest expense was $24.1 million in the first nine months of 2007, up from $23.5 million in the first nine months of 2006.
Income Taxes – We recorded an income tax recovery of $6.0 million for the third quarter and $8.5 million for the first nine months of 2007 as compared with an income tax recovery of $3.2 million and income tax expense of $4.4 million, respectively, for the same periods last year. The tax recovery in the first nine months of 2007 was favorably impacted by tax benefits recognized from inter-company debt structures.
Liquidity and Financial Condition
The following table summarizes our cash flows for the nine months ended September 29, 2007 and September 30, 2006 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the nine months ended
	September 29,	September 30,
	2007	2006
	(in millions of U.S. dollars)
Cash provided by operating activities	$48.0	$83.7
Cash used in investing activities	(52.7)	(28.6)
Cash used in financing activities	(3.8)	(47.2)

Effect of exchange rate changes on cash	—	0.1

Net (decrease) increase in cash	(8.5)	8.0
Cash, beginning of period	13.4	21.7

Cash, end of period	$4.9	$29.7

Financial and Capital Resources
Our sources of capital include operating cash flows and short term borrowings under our current credit and receivables securitization facilities. We believe we have adequate financial resources to meet our ongoing cash requirements for operations and capital expenditures, as well as our other financial obligations based on our operating cash flows and currently available credit. We have committed to take delivery next spring on approximately $39 million of new equipment to support our bottled water business, which is expected to significantly lower production costs for this line of business. We anticipate funding this commitment through an operating lease. A non-refundable $16 million (€11.1 million) deposit must be placed by mid-November with the vendor by either us or the lessor of the anticipated operating lease.
Cash provided by operating activities in the first nine months of 2007 was $48.0 million as compared to $83.7 million for the first nine months of 2006. The $35.7 million decrease was primarily the result of an increase in lease contract termination losses, an increase in accounts receivable resulting from a slowdown in our collection efforts and an increase in our income taxes recoverable. Cash used in investing activities increased by $24.1 million primarily due to a $26.9 million increase in capital expenditures for the first nine months of 2007. The increase in capital expenditures was primarily related to the addition of the second aseptic line in the U.K and the new corporate office in Tampa, Florida. Cash used in financing activities was $3.8 million for the first nine months of 2007 as compared to $47.2 million for the comparative prior year period due primarily to the partial pay down of our short-term borrowings in the prior year period.

Long-Term Debt
Our senior secured credit facilities allow for revolving credit borrowings of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. As of September 29, 2007, credit of $161.4 million was available after borrowings of $58.3 million, and standby letters of credit of $5.3 million. The weighted average interest rate was 7.00% on these facilities as of September 29, 2007.
On July 17, 2007, we entered into a third amendment to our senior secured credit facilities. The third amendment, effective June 29, 2007, adjusts the maximum total leverage ratio that is required to be maintained under the credit facilities for the period from April 1, 2007 through and including September 30, 2007 from 3.00 to 1.00 to 4.00 to 1.00. Our financial covenants are calculated and determined at the end of each quarter. We are in compliance with our covenants as of September 29, 2007.
For the fourth quarter of 2007, we will be reverting back to the original total leverage ratio of 3.00 to 1.00 that is required to be maintained under the credit facilities. Based on our current financial projection, we expect that we will not be in compliance with the total leverage ratio financial covenant set forth in our senior secured credit facilities as of the end of the fourth quarter of 2007. We are currently in discussions with our lenders to ease this covenant through the end of fiscal 2008. Based on preliminary discussions with our lenders, we believe we can reach agreement on a new total leverage ratio financial covenant that is acceptable to us, although there can be no assurance that we will. Since a covenant default in our senior secured credit facilities could result in a default in our unsecured senior subordinated notes due in 2011, our notes due in 2011 could, in the event of such default, become currently due and accordingly, would be classified as a current liability. If we are not in compliance with our total leverage ratio financial covenant and our lenders do not agree to amend the covenant on terms that are acceptable to us, our lenders could terminate our facilities and we would have to replace them. Should our credit facilities and 2011 notes become currently due, we may have to incur additional fees and higher interest costs to replace them.
The receivables securitization facility allows for borrowing up to $75.0 million based on the amount of eligible receivables and various reserves required by the facility. As of September 29, 2007, $46.5 million of eligible receivables, net of reserves, were available for purchase and $46.5 million was outstanding at a weighted average interest rate of 6.91%. On July 17, 2007, in connection with the third amendment to our credit facilities, we made a conforming change to the total leverage ratio required under the receivables securitization facility.
As of September 29, 2007, long-term debt including the current portion totaled $277.8 million compared with $277.2 million at the end of 2006. At the end of the first nine months of 2007, debt consisted of $271.8 million in 8% senior subordinated notes with a face value of $275.0 million and $6.0 million of other debt.

Forward-looking statements – In addition to historical information, this report along with other documents that are publicly disseminated by us contain or might contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report, in any documents incorporated by reference herein, and in any subsequent filings made by us with the United States Securities and Exchange Commission (the “SEC”), other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future, are forward-looking statements. These statements represent our reasonable judgment about the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include, without limitation, the following: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “projects”, “estimates,” “predicts,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to,” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions. These forward-looking statements are made as of the date of this report.
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
Many of these factors are described in greater detail in this report and in other filings that we make with the SEC and Canadian securities regulatory authorities. We undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this report. Undue reliance should not be placed on forward-looking statements.
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
Our operations outside the U.S. are concentrated principally in the U.K. and Canada. Our foreign exchange risk has increased in the first nine months of 2007, due to the volatility of the U.S. dollar with respect to the foreign currencies to which we have principal exposure. There can be no assurance that our exposure to foreign currency exchange rate risk will not increase in the future. As of September 29, 2007, we have no outstanding derivatives that were accounted for as hedges.
Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended) are not effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report for the reasons discussed below. As discussed below, we made certain changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed in Item 9A of our Annual Report on Form 10-K for year ended December 30, 2006, we determined that, as of December 30, 2006, our internal control over financial reporting was not effective due to the existence of material weaknesses.
Material weaknesses relating to inventory and segregation of duties
As of December 30, 2006, we did not maintain effective controls over the completeness, accuracy, valuation and existence of inventory held by a supplier to our U.K. business and the valuation of credit notes due from that supplier. In addition, we did not maintain appropriate segregation of duties because an employee of our U.K. business negotiated and entered into purchase contracts while maintaining overall responsibility for the accounting for these transactions without appropriate review or monitoring.

Changes in internal controls relating to inventory and segregation of duties
In the quarter ended September 29, 2007, we made changes to strengthen internal controls and procedures in the areas of inventory and segregation of duties to remediate the material weaknesses related to inventory and segregation of duties, which are fully described in our Annual Report on Form 10-K for the year ended December 30, 2006. We have focused on monitoring adherence to our policies by assigning appropriate personnel to undertake responsibility for these controls. We also implemented a functional reporting structure intended to ensure appropriate segregation of duties. We will test the operating effectiveness of these changes in controls during the fourth quarter of 2007.
Material weakness relating to contracts
Also, as of December 30, 2006, we did not maintain effective internal controls over our procurement process, specifically the authorization and approval of contracts and timely communication of contracts to appropriate accounting personnel to evaluate their accounting treatment. These control deficiencies could have affected financial statement balances of inventory, prepaid, property, plant and equipment and related depreciation, accounts payable and capital lease obligations and could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected.
Changes in internal controls relating to contracts
In the quarter ended September 29, 2007, we continued to implement changes in our policies and procedures to ensure that all contracts are appropriately authorized and adhered to and that appropriate review for proper accounting of contracts takes place on a timely basis. While the remediation measures have improved the design effectiveness of our internal controls over contracts, these new measures did not fully remediate our contract material weakness, as described above.
We will continue to monitor the effectiveness of these actions and will make any changes and take such other actions that we deem appropriate given the circumstances.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and to our Quarterly Report on Form 10-Q for the three-month period ended June 30, 2007. Such descriptions continue to be accurate except that, in reference to the action styled the Consumers’ Association of Canada and Bruce Cran v. Coca-Cola Bottling Ltd. et al., on June 21, 2007, the British Columbia Court of Appeal dismissed the appeal of the plaintiffs. The plaintiffs have applied for leave to appeal to the Supreme Court of Canada.
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
On July 17, 2007, we entered into a third amendment to our senior secured credit facilities. The amendment, effective June 29, 2007, adjusts the maximum total leverage ratio that is required to be maintained under the credit facilities for the period from April 1, 2007 through and including September 30, 2007 from 3.00 to 1.00 to 4.00 to 1.00. A conforming change was made to align the covenants in our securitization facility. Our financial covenants are calculated and determined at the end of each quarter. After giving effect to the amendment, we are in compliance with our covenants as of September 29, 2007.
For the fourth quarter of 2007, we will be reverting back to the original total leverage ratio of 3.00 to 1.00 that is required to be maintained under the credit facilities. Based on our current financial projection, we expect that we will not be in compliance with the total leverage ratio financial covenant as of the end of the fourth quarter of 2007. We are currently in discussions with our lenders to ease this covenant through the end of fiscal 2008. Based on preliminary discussions with our lenders, we believe that we can reach agreement on a new total leverage ratio financial covenant that is acceptable to us, although there can be no assurance that we will.
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

Item 6. Exhibits

Number	Description
3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 19, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q dated May 9, 2007).

10.1	Employment Termination Agreement between Cott Corporation and Tina Dell’Aquila dated July 24, 2007 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2007 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2007 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2007 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2007 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: November 8, 2007	/s/ Juan R. Figuereo Juan R. Figuereo
Chief Financial Officer
(On behalf of the Company)

Date: November 8, 2007	/s/ Juan R. Figuereo

Chief Financial Officer
(Principal financial officer)

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
Cott Corporation
Consolidating Statements of (Loss) Income
(in millions of U.S. dollars, unaudited)

	For the three months ended September 29, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenue	$73.3	$264.0	$111.5	$35.3	$(19.5)	$464.6
Cost of sales	62.6	243.9	99.6	32.3	(19.5)	418.9

Gross profit	10.7	20.1	11.9	3.0	—	45.7
Selling, general and administrative expenses	4.8	20.0	8.5	0.9	—	34.2
Loss on disposal of property, plant and equipment	—	0.2	—	—	—	0.2
Restructuring, asset impairments and other charges
Restructuring	1.3	12.9	—	—	—	14.2
Asset impairments	0.9	—	—	—	—	0.9

Operating income (loss)	3.7	(13.0)	3.4	2.1	—	(3.8)

Other (income) expense, net	(0.8)	(0.9)	0.1	0.7	0.1	(0.8)
Interest (income) expense, net	(3.8)	9.8	1.4	1.0	—	8.4
Minority interest	—	—	—	0.4	—	0.4

Income (loss) before income taxes (recovery) and equity (loss) income	8.3	(21.9)	1.9	—	(0.1)	(11.8)

Income taxes expense (recovery)	2.7	(10.2)	0.2	1.3	—	(6.0)
Equity (loss) income	(11.4)	0.1	(10.3)	—	21.6	—

Net (loss) income	$(5.8)	$(11.6)	$(8.6)	$(1.3)	$21.5	$(5.8)

Cott Corporation
Consolidating Statements of Income (Loss)
(in millions of U.S. dollars, unaudited)

	For the nine months ended September 29, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenue	$202.6	$809.8	$303.9	$102.8	$(55.9)	$1,363.2
Cost of sales	171.9	734.3	263.2	90.9	(55.9)	1,204.4

Gross profit	30.7	75.5	40.7	11.9	—	158.8
Selling, general and administrative expenses	21.1	66.3	24.7	4.4	—	116.5
Gain on disposal of property, plant and equipment	—	(0.2)	—	—	—	(0.2)
Restructuring, asset impairments and other charges
Restructuring	5.1	18.4	—	—	—	23.5
Asset impairments	0.9	—	—	—	—	0.9

Operating income (loss)	3.6	(9.0)	16.0	7.5	—	18.1

Other (income) expense, net	(3.5)	5.0	(0.2)	(2.7)	(1.7)	(3.1)
Interest (income) expense, net	(2.7)	27.0	(2.2)	2.0	—	24.1
Minority interest	—	—	—	1.9	—	1.9

Income (loss) before income taxes (recovery) and equity income (loss)	9.8	(41.0)	18.4	6.3	1.7	(4.8)

Income taxes expense (recovery)	3.4	(15.3)	2.1	1.3	—	(8.5)
Equity (loss) income	(2.7)	1.4	(20.7)	—	22.0	—

Net income (loss)	$3.7	$(24.3)	$(4.4)	$5.0	$23.7	$3.7

Cott Corporation
Consolidating Balance Sheets
(in millions of U.S. dollars, unaudited)

	As of September 29, 2007
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Assets

Current assets
Cash	$—	$—	$1.9	$3.0	$—	$4.9
Accounts receivable	32.1	15.4	81.1	96.0	(13.6)	211.0
Income taxes recoverable	0.2	37.2	—	(0.1)	—	37.3
Inventories	32.0	78.1	28.4	6.8	—	145.3
Prepaid expenses and other assets	2.1	3.2	6.9	0.1	—	12.3
Deferred income taxes	—	13.8	—	—	—	13.8

	66.4	147.7	118.3	105.8	(13.6)	424.6

Property, plant and equipment	63.7	178.7	137.9	11.5	—	391.8
Goodwill	28.3	54.4	82.9	—	—	165.6
Intangibles and other assets	15.6	158.2	28.9	33.4	—	236.1
Due from affiliates	266.5	8.7	195.1	41.9	(512.2)	—
Investments in subsidiaries	173.0	31.2	—	161.1	(365.3)	—
Deferred income taxes	—	—	0.1	13.2	—	13.3

	$613.5	$578.9	$563.2	$366.9	$(891.1)	$1,231.4

Liabilities
Current liabilities
Short-term borrowings	$18.2	$38.3	$10.2	$47.8	$—	$114.5
Current maturities of long-term debt	—	2.0	—	—	—	2.0
Income taxes payable	—	—	0.7	—	—	0.7
Accounts payable and accrued liabilities	36.4	92.5	72.5	13.9	(15.3)	200.0

	54.6	132.8	83.4	61.7	(15.3)	317.2
Long-term debt	—	275.8	—	—	—	275.8
Other long-term liabilities	—	12.4	—	—	—	12.4
Due to affiliates	45.0	191.9	268.4	6.9	(512.2)	—
Investments from subsidiaries	—	—	99.6	—	(99.6)	—
Deferred income taxes	0.1	36.8	20.3	(0.8)	—	56.4
Other tax liabilities	3.4	—	1.2	34.7	—	39.3

	103.1	649.7	472.9	102.5	(627.1)	701.1

Minority interest	—	—	—	19.9	—	19.9

Shareowners’ Equity
Capital stock
Common shares	275.0	178.4	322.5	175.0	(675.9)	275.0
Restricted shares	(0.5)	—	—	—	—	(0.5)
Additional paid-in-capital	27.4	—	—	—	—	27.4
Retained earnings (deficit)	168.1	(249.2)	(203.6)	(11.8)	464.6	168.1
Accumulated other comprehensive income (loss)	40.4	—	(28.6)	81.3	(52.7)	40.4

	510.4	(70.8)	90.3	244.5	(264.0)	510.4

	$613.5	$578.9	$563.2	$366.9	$(891.1)	$1,231.4

Cott Corporation
Consolidating Statements of Cash Flows
(in millions of U.S. dollars, unaudited)

	For the three months ended September 29, 2007
				Non-
	Cott	Cott Beverages	Guarantor	guarantor	Elimination
	Corporation	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Operating activities
Net (loss) income	$(5.8)	$(11.6)	$(8.6)	$(1.3)	$21.5	$(5.8)
Depreciation and amortization	2.9	8.6	4.9	1.3	—	17.7
Amortization of financing fees	—	0.1	0.1	0.1	—	0.3
Share-based compensation	(2.8)	0.5	—	—	—	(2.3)
Deferred income taxes	2.6	1.9	0.1	(2.6)	—	2.0
Increase in other income tax liabilities	—	—	—	3.4	—	3.4
Minority interest	—	—	—	0.4	—	0.4
Loss on disposal of property, plant and equipment	—	0.2	—	—	—	0.2
Equity income (loss), net of distributions	14.2	1.6	13.3	—	(29.1)	—
Asset impairments	0.9	—	—	—	—	0.9
Lease contract termination loss	—	12.5	—	—	—	12.5
Lease contract termination payments	—	(7.3)	—	—	—	(7.3)
Other non-cash items	1.0	—	—	—	—	1.0
Net change in non-cash working capital	6.9	(11.5)	11.9	6.9	0.1	14.3

Cash provided (used in) by operating activities	19.9	(5.0)	21.7	8.2	(7.5)	37.3

Investing activities
Additions to property, plant and equipment	(1.1)	(6.8)	(4.3)	(1.9)	—	(14.1)
Additions to intangible and other assets	(1.2)	(0.2)	—	—	—	(1.4)
Proceeds from disposal of property, plant and equipment	—	—	—	—	—	—
Advances to affiliates	—	—	(2.4)	—	2.4	—

Cash (used in) provided by investing activities	(2.3)	(7.0)	(6.7)	(1.9)	2.4	(15.5)

Financing activities
Payments of long-term debt	—	(0.6)	—	—	—	(0.6)
Short-term borrowings	(17.5)	13.0	(11.1)	(5.4)	—	(21.0)
Advances from affiliates	—	2.5	—	(0.1)	(2.4)	—
Distributions to subsidiary minority shareowner	—	—	—	(1.6)	—	(1.6)
Dividends paid	—	(2.9)	(2.9)	(1.7)	7.5	—
Other financing activities	(0.1)	—	—	—	—	(0.1)

Cash (used in) provided by financing activities	(17.6)	12.0	(14.0)	(8.8)	5.1	(23.3)

Net increase (decrease) in cash	—	—	1.0	(2.5)	—	(1.5)
Cash, beginning of period	—	—	0.9	5.5	—	6.4

Cash, end of period	$—	$—	$1.9	$3.0	$—	$4.9

Cott Corporation
Consolidating Statements of Cash Flows
(in millions of U.S. dollars, unaudited)

	For the nine months ended September 29, 2007
				Non-
	Cott	Cott Beverages	Guarantor	guarantor	Elimination
	Corporation	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Operating activities
Net income (loss)	$3.7	$(24.3)	$(4.4)	$5.0	$23.7	$3.7
Depreciation and amortization	8.3	25.9	15.3	3.8	—	53.3
Amortization of financing fees	—	0.2	0.3	0.3	—	0.8
Share-based compensation	2.1	0.5	—	—	—	2.6
Deferred income taxes	3.3	6.1	(0.8)	(3.2)	—	5.4
Increase in other income tax liabilities	—	—	—	3.9	—	3.9
Minority interest	—	—	—	1.9	—	1.9
Gain on disposal of property, plant and equipment	—	(0.1)	(0.1)	—	—	(0.2)
Equity (loss) income, net of distributions	104.1	1.6	31.8	—	(137.5)	—

Asset impairments	0.9	—	—	—	—	0.9
Lease contract termination loss	—	12.5	—	—	—	12.5
Lease contract termination payment	—	(7.5)	—	—	—	(7.5)
Other non-cash items	0.5	1.1	—	—	—	1.6
Net change in non-cash working capital	(120.0)	(56.0)	200.2	(53.4)	(1.7)	(30.9)

Cash provided by (used in) operating activities	2.9	(40.0)	242.3	(41.7)	(115.5)	48.0

Investing activities

Additions to property, plant and equipment	(5.8)	(24.0)	(18.2)	(2.4)	—	(50.4)
Additions to intangible and other assets	(7.5)	(18.4)	22.8	—	—	(3.1)
Proceeds from disposal of property, plant and equipment	—	0.6	0.2	—	—	0.8
Advances to affiliates	(4.6)	0.1	(48.1)	—	52.6	—

Cash (used in) provided by investing activities	(17.9)	(41.7)	(43.3)	(2.4)	52.6	(52.7)

Financing activities
Payments of long-term debt	—	(2.2)	—	—	—	(2.2)
Short-term borrowings	12.6	38.3	(97.6)	47.8	—	1.1
Advances from affiliates	—	48.2	4.6	(0.2)	(52.6)	—
Distributions to subsidiary minority shareowner	—	—	—	(2.9)	—	(2.9)
Issuance of common shares	0.5	—	—	—	—	0.5
Dividends paid	—	(9.6)	(102.8)	(3.1)	115.5	—
Other financing activities	0.1	2.1	(2.5)	—	—	(0.3)

Cash provided by (used in) financing activities	13.2	76.8	(198.3)	41.6	62.9	(3.8)

Net (decrease) increase in cash	(1.8)	(4.9)	0.7	(2.5)	—	(8.5)
Cash, beginning of period	1.8	4.9	1.2	5.5	—	13.4

Cash, end of period	$—	$—	$1.9	$3.0	$—	$4.9

Cott Corporation
Consolidating Statements of Income
(in millions of U.S. dollars, unaudited)

	For the three months ended September 30, 2006
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenue	$63.7	$286.4	$111.4	$33.9	$(19.9)	$475.5
Cost of sales	52.2	257.0	94.9	29.3	(19.9)	413.5

Gross profit	11.5	29.4	16.5	4.6	—	62.0
Selling, general and administrative expenses	1.4	23.8	12.1	3.5	—	40.8
Restructuring, asset impairments and other charges
Restructuring	1.4	6.3	1.5	0.2	—	9.4
Asset (recoveries) impairments	(0.3)	0.2	—	—	—	(0.1)

Operating income (loss)	9.0	(0.9)	2.9	0.9	—	11.9

Other (income) expense, net	(0.2)	2.6	(1.0)	(2.7)	1.1	(0.2)
Interest expense, net	—	7.7	0.1	—	—	7.8
Minority interest	—	—	—	0.9	—	0.9

Income (loss) before income taxes and equity (loss) income	9.2	(11.2)	3.8	2.7	(1.1)	3.4

Income taxes (recovery)	—	(4.2)	0.9	0.1	—	(3.2)
Equity (loss) income	(2.6)	0.4	(4.8)	—	7.0	—

Net income (loss)	$6.6	$(6.6)	$(1.9)	$2.6	$5.9	$6.6

	For the nine months ended September 30, 2006
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenue	$177.6	$857.8	$296.8	$96.3	$(56.8)	$1,371.7
Cost of sales	145.6	756.1	257.6	82.2	(56.8)	1,184.7

Gross profit	32.0	101.7	39.2	14.1	—	187.0
Selling, general and administrative expenses	23.9	69.6	28.5	7.4	—	129.4
(Gain) loss on disposal of property, plant and equipment	(0.5)	0.5	—	—	—	—
Restructuring, asset impairments and other charges
Restructuring	1.6	7.9	1.5	0.2	—	11.2
Asset (recoveries) impairments	(0.4)	1.6	—	—	—	1.2
Other	—	—	2.6	—	—	2.6

Operating income	7.4	22.1	6.6	6.5	—	42.6

Other (income) expense, net	(0.3)	7.2	(1.8)	(3.6)	(1.9)	(0.4)
Interest (income) expense, net	(0.1)	23.7	0.2	(0.3)	—	23.5
Minority interest	—	—	—	3.0	—	3.0

Income (loss) before income taxes and equity income (loss)	7.8	(8.8)	8.2	7.4	1.9	16.5

Income taxes (recovery)	0.1	(3.1)	2.8	4.6	—	4.4
Equity income (loss)	4.4	0.1	2.8	—	(7.3)	—

Net income (loss)	$12.1	$(5.6)	$8.2	$2.8	$(5.4)	$12.1

Cott Corporation
Consolidating Balance Sheets
(in millions of U.S. dollars)

	As of December 30, 2006
				Non-
	Cott	Cott	Guarantor	guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets
Cash	$1.8	$4.9	$1.2	$5.5	$—	$13.4
Accounts receivable	37.2	24.6	85.0	84.3	(44.1)	187.0
Income taxes recoverable	0.2	15.1	2.7	(0.2)	—	17.8
Inventories	21.6	71.6	33.0	5.0	—	131.2
Prepaid expenses and other assets	1.5	3.2	4.6	1.0	—	10.3
Deferred income taxes	—	10.3	0.2	1.2	—	11.7

	62.3	129.7	126.7	96.8	(44.1)	371.4

Property, plant and equipment	49.5	172.5	128.0	10.2	—	360.2
Goodwill	23.5	46.0	88.9	—	—	158.4
Intangibles and other assets	14.9	155.4	43.9	36.5	—	250.7
Due from affiliates	102.5	36.2	190.8	41.9	(371.4)	—
Investments in subsidiaries	377.8	59.9	38.3	137.8	(613.8)	—

	$630.5	$599.7	$616.6	$323.2	$(1,029.3)	$1,140.7

LIABILITIES
Current liabilities
Short-term borrowings	$—	$—	$107.7	$—	$—	$107.7
Current maturities of long-term debt	—	2.0	—	—	—	2.0
Accounts payable and accrued liabilities	33.8	108.4	65.3	24.6	(45.6)	186.5

	33.8	110.4	173.0	24.6	(45.6)	296.2

Long-term debt	—	275.2	—	—	—	275.2
Due to affiliates	108.0	124.7	99.9	38.8	(371.4)	—
Other tax liabilities	—	—	—	11.5	—	11.5
Deferred income taxes	—	26.4	23.7	(1.9)	—	48.2

	141.8	536.7	296.6	73.0	(417.0)	631.1

Minority interest	—	—	—	20.9	—	20.9
SHAREOWNERS’ EQUITY
Capital stock
Common shares	273.4	275.8	615.1	175.0	(1,065.9)	273.4
Restricted shares	(0.7)	—	—	—	—	(0.7)
Additional paid-in capital	29.8	—	—	—	—	29.8
Retained earnings (deficit)	168.7	(212.8)	(201.0)	(5.2)	419.0	168.7
Accumulated other comprehensive income (loss)	17.5	—	(94.1)	59.5	34.6	17.5

	488.7	63.0	320.0	229.3	(612.3)	488.7

	$630.5	$599.7	$616.6	$323.2	$(1,029.3)	$1,140.7

Cott Corporation
Consolidating Statements of Cash Flows
(in millions of U.S. dollars, unaudited)

	For the three months ended September 30, 2006
				Non-
	Cott	Cott Beverages	Guarantor	guarantor	Elimination
	Corporation	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Operating activities
Net income (loss)	$6.6	$(6.6)	$(1.9)	$2.6	$5.9	$6.6
Depreciation and amortization	3.1	9.1	5.5	1.3	—	19.0
Amortization of financing fees	—	0.1	0.2	—	—	0.3
Share-based compensation expense	2.8	—	—	—	—	2.8
Deferred income taxes	—	(3.5)	—	0.1	—	(3.4)
Minority interest	—	—	—	0.9	—	0.9
Equity (loss) income, net of distributions	2.6	1.5	4.8	—	(8.9)	—
(Gain) loss on disposal of property, plant and equipment	(0.1)	0.1	—	—	—	—
Asset recoveries	(0.1)	—	—	—	—	(0.1)
Other non-cash items	—	5.8	0.4	—	—	6.2
Net change in non-cash working capital	(7.6)	24.8	7.9	(2.9)	1.1	23.3

Cash provided by (used in) operating activities	7.3	31.3	16.9	2.0	(1.9)	55.6

Investing activities
Additions to property, plant and equipment	(0.7)	(3.3)	(2.1)	(0.7)	—	(6.8)
Additions to intangibles and other assets	(1.6)	0.3	—	—	—	(1.3)
Proceeds from disposal of property, plant and equipment	—	0.4	—	—	—	0.4
Advances to affiliates	(6.6)	—	(2.2)	—	8.8	—

Cash (used in) provided by investing activities	(8.9)	(2.6)	(4.3)	(0.7)	8.8	(7.7)

Financing activities
Payments of long-term debt	—	(0.3)	—	—	—	(0.3)
Short-term borrowings	—	(10.6)	(15.7)	—	—	(26.3)
Advances from affiliates	—	2.4	6.5	(0.1)	(8.8)	—
Distributions to subsidiary minority shareowner	—	—	—	(1.8)	—	(1.8)
Issuance of common shares	0.3	—	—	—	—	0.3
Dividends paid	—	—	—	(1.9)	1.9	—
Other financing activities	0.1	—	(0.1)	—	—	—

Cash provided by (used in) financing activities	0.4	(8.5)	(9.3)	(3.8)	(6.9)	(28.1)

Effect of exchange rate changes on cash	0.1	—	—	—	—	0.1

Net (decrease) increase in cash	(1.1)	20.2	3.3	(2.5)	—	19.9
Cash, beginning of period	3.8	0.1	(0.3)	6.2	—	9.8

Cash, end of period	$2.7	$20.3	$3.0	$3.7	$—	$29.7

Cott Corporation
Consolidating Statements of Cash Flows
(in millions of U.S. dollars, unaudited)

	For the nine months ended September 30, 2006
				Non-
	Cott	Cott Beverages	Guarantor	guarantor	Elimination
	Corporation	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Operating activities
Net income (loss)	$12.1	$(5.6)	$8.2	$2.8	$(5.4)	$12.1
Depreciation and amortization	9.1	27.8	16.6	3.9	—	57.4
Amortization of financing fees	—	0.2	0.4	0.2	—	0.8
Share-based compensation expense	7.4	—	—	—	—	7.4
Deferred income taxes	—	(0.8)	—	4.0	—	3.2
Minority interest	—	—	—	3.0	—	3.0
Equity (loss) income, net of distributions	(4.4)	3.6	(2.8)	—	3.6	—
(Gain) loss on disposal of property, plant and equipment	(0.5)	0.6	(0.1)	—	—	—
Asset (recoveries) impairments	(0.2)	1.4	—	—	—	1.2
Other non-cash items	(0.1)	6.4	0.4	—	—	6.7
Net change in non-cash working capital	(16.7)	7.2	1.8	1.5	(1.9)	(8.1)

Cash provided by (used in) operating activities	6.7	40.8	24.5	15.4	(3.7)	83.7

Investing activities
Additions to property, plant and equipment	(2.0)	(13.5)	(7.2)	(0.8)	—	(23.5)
Additions to intangibles and other assets	(4.0)	(3.0)	—	—	—	(7.0)
Proceeds from disposal of property, plant and equipment	1.0	0.6	0.3	—	—	1.9
Advances to affiliates	(8.4)	0.1	(6.5)	—	14.8	—

Cash (used in) provided by investing activities	(13.4)	(15.8)	(13.4)	(0.8)	14.8	(28.6)

Financing activities
Payments of long-term debt	—	(0.8)	—	—	—	(0.8)
Short-term borrowings	—	(10.4)	(22.6)	(10.0)	—	(43.0)
Advances from affiliates	—	6.6	8.3	(0.1)	(14.8)	—
Distributions to subsidiary minority shareowner	—	—	—	(3.6)	—	(3.6)
Issuance of common shares	0.3	—	—	—	—	0.3
Dividends paid	—	—	—	(3.7)	3.7	—
Other financing activities	0.1	(0.1)	(0.1)	—	—	(0.1)

Cash provided by (used in) financing activities	0.4	(4.7)	(14.4)	(17.4)	(11.1)	(47.2)

Effect of exchange rate changes on cash	0.2	—	—	(0.1)	—	0.1

Net (decrease) increase in cash	(6.1)	20.3	(3.3)	(2.9)	—	8.0
Cash, beginning of period	8.8	—	6.3	6.6	—	21.7

Cash, end of period	$2.7	$20.3	$3.0	$3.7	$—	$29.7