Form 10-K
period 2007-12-29
COTT CORP /CN/
filed 2008-03-11
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 001-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6525 VISCOUNT ROAD MISSISSAUGA, ONTARIO	L4V 1H6

5519 WEST IDLEWILD AVENUE TAMPA, FLORIDA, UNITED STATES	33634
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 672-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON SHARES WITHOUT NOMINAL OR PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-12 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2007 (based on the closing sale price of $14.39 for the registrant’s common stock as reported on the New York Stock Exchange on June 29, 2007) was $1,025,396,286.

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made.)

The number of shares outstanding of the registrant’s common stock as of February 19, 2008 was 71,871,330.

Our consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

Any reference to 2007, 2006 and 2005 corresponds to our fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

Documents incorporated by reference

Portions of our definitive proxy statement for the 2008 Annual Meeting of Shareowners, to be filed within 120 days of December 29, 2007, are incorporated by reference in Part III.

Such proxy statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this report on Form 10-K.

Forward-looking statements

In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and our future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate”, “believe”, “continue”, “could”, endeavor, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

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

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	the continued decline of the North American carbonated soft drink (“CSD”) business (including the ability to manage fixed costs related to such business);

•	changes in consumer tastes and preferences for existing products, and market acceptance of new product offerings that appeal to such changing tastes;

•	our ability to successfully execute the previously announced water bottling initiatives in the United States, maintain plant efficiencies, lower logistics costs, and other costs;

•	fluctuations in the cost and availability of beverage ingredients and packaging supplies, and our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to pass on increased costs to our customers and the impact those increased prices could have on our volumes;

•	our ability to grow our business outside of North America, including new geographic areas;

•	our ability to expand our business to new channels and customers;

•	our ability to retain existing senior management;

•	loss of or a reduction in business with key customers, particularly Wal-Mart, and the commitment of our customers to their own Cott-supplied beverage programs;

•	increases in competitor consolidations and marketplace competitive activities, particularly among manufacturers of branded beverage products;

•	our ability to identify acquisition and alliance candidates and to integrate into our operations the businesses and product lines that we acquire or become allied with;

•

our ability to secure and implement additional hot-filled and aseptic production capacity to support New Age type beverage growth through our purchase of manufacturing assets, acquisitions or third party manufacturing arrangements;

•	our ability to continue to obtain financing;

•	increase in interest rates;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	our ability to protect the intellectual property inherent in new and existing products;

•	adverse rulings, judgments or settlements in our existing litigation and regulatory reviews, and the possibility that additional litigation or regulatory reviews will be brought against us;

•	product recalls or changes in or increased enforcement of the laws and regulations that affect our business;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the pound sterling, the euro, the Canadian dollar, the Mexican peso and other currencies;

•	changes in tax laws and interpretations of tax laws;

•	interruption in transportation systems, labor strikes, work stoppages and other interruptions or difficulties in the employment of labor or transportation in our markets; and

•	changes in general economic and business conditions.

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

Our Company

We operate our business in North America through our indirect wholly owned subsidiary Cott Beverages Inc., in the United States and through Cott Corporation in Canada. We operate our International business (as defined below) through several subsidiaries including our indirect wholly owned subsidiary Cott Beverages Ltd. in the United Kingdom (“U.K.”) and Europe, and in Mexico through an indirect 90% owned subsidiary, Cott Embotelladores de Mexico, S.A. de C.V. References throughout this report to North America or our North American business mean, unless otherwise indicated, Canada and the United States. References throughout this report to International mean, unless otherwise indicated, U.K., Europe, Mexico and Asia as well as our Royal Crown International business.

We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and our principal executive offices are located at 6525 Viscount Road, Mississauga, Ontario, Canada L4V 1H6 and 5519 W. Idlewild Avenue, Tampa, Florida, United States 33634.

Principal markets and products

We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink provider. Based on industry information, we estimate that we produce (either directly or through third party manufacturers with whom we have co-packing agreements) approximately 67% of all retailer brand carbonated soft drinks (“CSDs”) sold in North America. We produce directly approximately 65% of retailer brand CSD’s sold in the U.K. In addition to carbonated soft drinks, our product lines include clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas. As of the year ended December 29, 2007, approximately 93% of all of the beverages we sell in North America and the U.K. (measured in 8-ounce equivalent cases) are under customer controlled retailer brands, and the remainder are sold under brand names that we either own or license from others. Eight-ounce equivalent cases is a standard industry measure equaling 24 8-ounce servings (192 U.S. fluid ounces), and does not equate to physical cases. Sales of carbonated soft drinks, including concentrate, sparkling flavored waters and energy drinks, represented approximately 86% of our sales volume in 8-ounce equivalent cases. Sales of bottled water represented approximately 7% of our sales volume in 8-ounce equivalent cases. The balance of approximately 7% was composed of sales of ready-to-drink teas, still flavored waters and other non-carbonated beverages.

In recent years, we expanded our business through acquisitions and growth with key customers. We believe that opportunities exist to increase sales of beverages in our markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution and introducing new products.

Liquidity

We are currently in the process of negotiating a new asset based lending credit facility (“ABL”) that will be secured by substantially all of our assets, including accounts receivable, inventory and property plant and equipment. The proposed new ABL facility would likely be a five year revolving senior secured credit facility of up to $250 million and we are endeavoring to close the facility by the end of the fiscal quarter ending March 29, 2008.

For a discussion of our liquidity, please refer to “Liquidity and capital resources” in Management’s Discussion and Analysis on page 35.

North American realignment and cost reduction activities

In September 2005, we announced our plan to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate underperforming assets and increase focus on high potential customer accounts. In conjunction with the North American realignment plan, we closed several plants and warehouses in 2006.

In 2006, we announced the realignment of the management of our U.K. and Europe business, our Mexican business, our Royal Crown International business and our business in Asia into a combined International business, to focus on cohesive customer management, channel development, sales and marketing. We also announced the closure of several plants and warehouses in North America.

In fiscal year 2007, we completed the closure of certain North American plants and warehouses, decided to dispose of one our water production facilities in Canada and decided to dispose of certain hot-filled production assets at one of our co-packers.

Financial information about segments

For financial information about segments and geographic areas, see note 9 to the consolidated financial statements of this Annual Report on Form 10-K.

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

Our products are either picked up by customers at our facilities or delivered by us, a common carrier, or third party distributors to the customer’s distribution centers or to retail locations.

Subject to the terms and conditions of the applicable policies, we are insured against product liability claims and product recalls that could result from the injury, illness or death of consumers using our products, contamination of our products, or damage to or mislabeling of our products. We believe that our insurance coverage is adequate. Our insurance advisors are comfortable with our deductibles given our operational risk profile, our claims history and our financial stability.

Ingredients and packaging supplies

In addition to water, the principal raw materials required to produce our products are polyethylene terephthalate (“PET”) bottles, PET caps and preforms, aluminum cans and ends, labels, cartons and trays, concentrates and sweeteners.

We generally enter into annual supply arrangements rather than long-term contracts with our suppliers, which mean that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we must either renegotiate the contracts with our incumbent suppliers or find alternative sources.

With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as artificial sweeteners, we have entered into long-term supply agreements, the terms of which range from 1 to 5 years. Crown Cork & Seal USA, Inc. (“CCS”) supplies aluminum cans and ends under a contract that expires on December 31, 2011. The contract provides that CCS will supply our entire aluminum cans and ends requirements worldwide, subject to certain exceptions. The contract contains a pricing mechanism for certain materials, standard representations, warranties, indemnities, termination events (including termination events related to bankruptcy or insolvency of either party), and a cap on aluminum prices, which expired in December 2006. In 2007, the market price paid for aluminum increased significantly to reflect increased worldwide demand. We entered into a supply agreement to mitigate the impact of aluminum market fluctuations on pricing by minimizing price increases on our business into the fourth quarter of 2008.

We rely upon our ongoing relationships with key suppliers to support our operations. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or find alternative sources for supply.

We believe there is adequate supply of the ingredients and packaging materials used to produce or package our products.

The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities. Aluminum for cans, resin for PET bottles, preforms and caps, and corn for high fructose corn syrup (“HFCS”) are examples of these underlying commodities. In addition, the contracts for certain of our ingredients and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredients and packaging materials occur at times that vary by product and supplier, but take place principally on a semi-annual or annual basis.

PET resin prices have increased significantly in recent years but decreased slightly in 2007 as compared with 2006 levels. We are currently working with PET resin suppliers to manage pricing in 2008 but at this point in time, because PET resin is not a traded commodity, no fixed price mechanism has been implemented. However, we are aggressively seeking to obtain price protection for PET resin.

HFCS has a history of volatile price changes. We expect HFCS market prices will continue to increase as a result of growing demand for corn-related products. Therefore, we have locked in the price for the majority of our requirements for our North American business into the third quarter of 2008.

Generally, we bear the risk of increases in the costs of the ingredients and packaging materials used to produce our products, including the underlying costs of the commodities that comprise them and, to some extent, the costs of converting those commodities into finished products. We do not use derivatives to manage this risk.

Trade secrets, copyrights, trademarks and licenses

We sell the majority of our beverages under retailer brands to customers who own the trademarks associated with those products. We also own registrations, or applications to register, various trademarks that are important to our worldwide business, including Cott® and Orient Emporium Tea Co.™ in the U.S., Canada and the U.K., Stars & Stripes®, Vess®, Vintage®, So Clear®, Top Pop®, and City Club® in the U.S., Red Rain® and Red Rave™ in the U.S. and Canada, Red Rooster®, Ben Shaw’s® and the H2 family of brands in the U.K., Stars & Stripes® and Vintage® in Mexico, and RC® in more than 100 countries outside of North America. Moreover, we are licensed to use certain trademarks, including Carters® in the U.K., Jarritos® in Mexico, and RC® in certain regions of Canada. The licenses to which we are a party are of varying terms, including some which are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

Our success depends in part on our intellectual property, which includes trade secrets in the form of concentrate formulas for our beverages and trademarks for the names of the beverages we sell. To protect this intellectual property, we rely principally on registration of trademarks, contractual responsibilities and restrictions in agreements (such as indemnification, nondisclosure and confidentiality agreements) with employees, consultants and customers, and on the common law and statutory protections afforded to trademarks, copyrights, trade secrets and proprietary “know-how.” We also closely monitor the use of our trademarks and vigorously pursue any party that infringes on our trademarks, using all available legal remedies.

Seasonality of sales

Sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters, which correspond to the warmer months of the year in our major markets.

Customers

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America and International. For the year ended December 29, 2007, sales to Wal-Mart Stores, Inc. and its affiliates (collectively, “Wal-Mart”) accounted for approximately 39% of total revenue, 46% of our North American business and 22% of our International business. Wal-Mart was the only customer that accounted for more than 10% of our total revenue in that period. For the same period, our top ten customers accounted for approximately 64% of total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of Wal-Mart, or customers which in the aggregate represent a significant portion of our revenue, or a decline in sales to these customers, would have a material adverse effect on our operating results and cash flows.

Competition

Generally, carbonated soft drinks compete against all forms of liquid beverages, including bottled and flavored water, teas, coffees and juice-based beverages, for consumers’ shopping preferences.

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

In addition, we face competition in the U.S., U.K. and Mexico from regional soft drink manufacturers who sell aggressively priced brands and, in many cases, also supply retailer brand products. A few larger U.S. retailers also self-manufacture products for their own needs and consistently approach other retailers seeking additional business.

The competitive pressures in our industry are significant. However, we seek to differentiate ourselves by offering our customers efficient distribution methods, high-quality products, category management strategies, packaging and marketing strategies and superior service.

Government regulation and environmental matters

The conduct of our business, and the production, distribution, sale, labeling, safety, transportation and use of many of our products are subject to various federal, state, provincial, local and foreign laws and regulations.

As a producer of beverages, we must comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations.

Our operations are also subject to extensive regulations administered by various environmental regulatory authorities, including the U.S. Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties.

We do not expect to make any material expenditures in connection with environmental remediation and compliance. However, as discussed below, changes in how the Ontario Ministry of the Environment enforces the Ontario Environmental Protection Act could result in us having to make material expenditures for environmental compliance.

The Ontario Environmental Protection Act (“EPA”)

EPA regulations provide that a minimum percentage of a bottler’s soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for non-compliance is a fine, which ranges from $50,000 per day beginning upon which the offense first occurs or continues until the first conviction to $100,000 per day for each subsequent conviction, although such fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense.

We, and we believe other industry participants, are currently not in compliance with the requirements of the EPA. To comply with these requirements we, and we believe many other industry participants, would have to significantly increase sales in refillable containers to a minimum refillable sales ratio of 30%. We are not in compliance with these regulations and do not expect to be in the foreseeable future. Ontario is not enforcing the EPA at this time, despite the fact that it is still in effect and not amended, but if it chooses to enforce it in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 4% of our sales would be affected by the possible limitation of sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the EPA against us. Moreover, the Ontario Ministry of the Environment released a report in 1997 stating that these EPA regulations are “outdated and unworkable.” However, despite the “unworkable” nature of the EPA regulations, they have not yet been revoked.

We believe that the magnitude of the potential fines that we could incur if the Ontario Ministry of the Environment chose to enforce these regulations is such that the costs to us of non-compliance could be, although are not contemplated to be, significant. However, our management believes that such enforcement is very remote and, in any event, these regulations are expected to be revoked in the future given the regulatory activity in this area as described below.

In December of 2003, the Ontario Ministry of the Environment approved the Blue Box Program, which included provisions regarding industry responsibility for 50% of the net cost of the Program. Generally, the company that owns the intellectual property rights to the brand of a product, or is the licensee of those rights, and that manufactures, packages or distributes a product for sale in Ontario or causes such manufacturing, packaging or distributing of a product in Ontario, will be liable for the costs under the Program. We generally do not own the intellectual property rights to the brands of our products. Rather, we generally manufacture, package and distribute products for and on behalf of Ontario-based third party customers who are the brand owners, and we do not believe that any costs for which we might be ultimately responsible would have a material adverse effect on our results of operations; however, we cannot guarantee this outcome.

Employees

As of December 29, 2007, we had approximately 2,996 employees, of whom an estimated 1,881 were located in North America and 1,115 were located in International. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical in the beverage industry. As these agreements expire, we believe they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be good.

Availability of information and other matters

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of

1934, as amended, are available free of charge from our website at http://www.cott.com, when such reports are available on the Securities and Exchange Commission’s website, http://www.sec.gov. The information found on our website is not part of this or any other report that we file with, or furnish to, the Securities and Exchange Commission or to Canadian securities regulators.

Our chief executive officer is required by the rules of the New York Stock Exchange (the “NYSE”) to certify annually to the NYSE that he is not aware of any violation by us of our corporate governance listing standards. Our chief executive officer made such certification to the NYSE as of May 28, 2007.

We are responsible for establishing and maintaining adequate internal control over financial reporting as required by the U.S. Securities and Exchange Commission. See Management’s Report on Internal Control over Financial Reporting on page F-2.

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

There is a current trend in the North American beverage market of a significant consumer shift away from carbonated soft drinks. To address these trends and the increasing price competition in the beverage market resulting from them, we have instituted a significant cost reduction program to position our company as the low cost provider of retailer brand soft drinks. We have also developed several new initiatives, such as the U.S. water bottling project, new product initiatives and increasing our hot-fill aseptic capacity. If we are unable to achieve the objectives of these programs, our business may be negatively impacted.

Because a small number of customers account for a significant percentage of our sales, the loss of or reduction in sales to any significant customer could have a material adverse effect on our results of operations and financial condition.

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America and International. Sales to Wal-Mart, our top customer in 2007 and 2006, accounted for 39% and 38%, respectively of our total revenue, and sales to the top ten customers in 2007 and 2006 were 64% and 60%, respectively in each year. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue in the foreseeable future. The loss of any significant customer, or customers which in the aggregate represent a significant portion of our revenue, or a material reduction in the amount of business we undertake with such customer or any other customer, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if a significant customer reacted unfavorably to any pricing of our products or decided to de-emphasize or reduce their product offerings in the categories that we supply them with. At December 29, 2007, we had $105.1 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset.

If we cannot reach agreement with our largest customer regarding the merchandising of our products, our sales may be materially adversely affected.

As previously disclosed, we are currently discussing with Wal-Mart future plans for merchandising of carbonated soft drinks manufactured by us. If the result of these discussions is a reduction in shelf space without adjustments to product placement and mix, product merchandising, and additional promotions it is likely that we would experience a significant decrease in sales volume. Even if such adjustments are put in place, there can be no assurance that a positive effect on sales would materialize. A significant decline in sales volume of carbonated soft drinks sold at Wal-Mart could have a material adverse impact on our sales and gross profit.

If we breach the covenants and conditions set out in our senior secured credit facilities or securitization facility, the lenders could terminate the facilities or we would have to renegotiate these agreements and may incur higher fees and interest costs.

Our senior secured credit facilities allow for revolving credit borrowings of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement. Our securitization facility allows for borrowings of up to $75.0 million, depending on eligible receivables balances and calculations of reserves. These facilities contain cross default provisions. If we are in default under one facility, default may be triggered under the other facility. As of December 29, 2007, total borrowings under these facilities were $135.3 million. If we breach the covenants and such non-compliance is not waived by the lenders, or an event occurs that would have a material adverse effect on us, we would be required to renegotiate the agreements and would expect to incur higher fees and interest rates, provided the lenders wish to renegotiate. The lenders could choose to terminate the facilities, in which case we believe we could replace them. We could however incur higher fees and interest expense which would negatively impact our financial condition and results of operations. Effective December 20, 2007, we entered into a letter amendment to our senior secured credit facilities. The amendment adjusted the maximum total leverage ratio that is required to be maintained under the credit facilities for the fiscal quarter ending December 29, 2007 from 3.00 to 1.00 to 4.00 to 1.00, and excluded specific asset additions from the calculation of the fixed charge covenant. A conforming change was made to align the covenants in our securitization facility. Our financial covenants are calculated and determined at the end of each quarter. After giving effect to the amendment, we are in compliance with our covenants as of December 29, 2007.

We are currently in the process of negotiating a new asset based credit lending facility (“ABL”) that will be secured by substantially all of our assets, including accounts receivable, inventory and property plant and equipment. The proposed new ABL facility would likely be a five year revolving senior secured credit facility of up to $250 million and we are endeavoring to close the facility by the end of the fiscal quarter ending March 29, 2008.

We were in compliance with all our amended covenants of our existing senior secured credit facility as of December 29, 2007. We expect that we may not maintain compliance with the total leverage ratio and the fixed charge ratio financial covenant set forth in our senior secured credit facilities at the end of the first quarter of 2008. Absent refinancing this facility through the use of an ABL facility or some other facility, we would endeavor to reach agreement with our lenders on new covenants. There can be no assurance that we will be able to. If we are not able to obtain the ABL financing and our current lenders do not agree to amend our covenants on terms acceptable to us, we would seek to obtain new facilities and we may incur additional fees and higher interest costs. A covenant default in our senior secured credit facilities would permit our senior secured lenders to demand or accelerate payment. A demand or acceleration of payment of our senior secured credit facilities would result in a default of our 8% senior subordinated notes due in 2011 and in such event, the trustee or the holders of at least 25% of principal amount of the then outstanding notes, may declare the notes due and payable. If the notes are declared due and payable, they would be classified as a current liability.

The events of default in the 8% senior subordinated notes due in 2011 related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or there has been an acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at December 29, 2007, these conditions of default did not exist with respect to any other indebtedness. If we are in default and our lenders do not agree to amend the covenant on terms that are acceptable to us, our lenders could terminate our facilities and we would endeavor to replace them. Should our credit facilities and 2011 notes become currently due, we may have to incur additional fees and higher interest costs to replace them.

The 8% senior subordinated notes include covenants that limit new borrowings with certain exceptions, including borrowings based on receivables and inventory, unless certain conditions are met.

Our ingredients and packaging supplies are subject to price increases and we may be unable to effectively pass rising costs on to our customers.

We bear the risk of increasing prices on the ingredients and packaging in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans and ends, resin for PET bottles, preforms and caps and high fructose corn syrup for sweeteners are examples of these underlying commodities. In addition, the contracts for certain of our ingredients and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits and, in other cases, they are not. These changes in the prices that we pay for ingredients and packaging materials occur at times that vary by product and supplier, but are principally on a semi-annual and annual basis.

In 2006, most aluminum buyers, including ourselves, were protected by price caps keeping the price paid below world prices. However, the cap on aluminum pricing in our contract expired in December 2006, and in 2007 the price paid for aluminum increased significantly to reflect increased worldwide demand. We are at risk with respect to rising aluminum prices. Simultaneously, because PET resin is not a traded commodity, no fixed price mechanism has been implemented, and we are accordingly also at risk with respect to rising PET prices. HFCS has a history of volatile price changes. We typically purchase HFCS requirements for North America under 12 month contracts and have locked in the majority of our requirements into the third quarter of 2008.

Accordingly, we bear the risk of fluctuations in the costs of these ingredients and packaging materials, including the underlying costs of the commodities that comprise them and, to some extent, the costs of converting those commodities into finished products. We do not use derivatives to manage this risk. If the cost of these ingredients or packaging materials increases, we may be unable to pass these costs along to our customers through adjustments to the prices we charge. If we cannot pass on these increases to our customers on a timely basis, they could have a material adverse effect on our results of operations. If we are able to pass these costs on to our customers through price increases, the impact those increased prices could have on our volumes is uncertain.

If we are unable to maintain relationships with our raw material suppliers, we may incur higher supply costs or be unable to deliver products to our customers.

In addition to water, the principal raw materials required to produce our products are PET bottles, caps and preforms, aluminum cans and ends, labels, cartons and trays, concentrates and sweeteners.

We typically enter into annual supply arrangements rather than long-term contracts with our suppliers, which means that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we must either renegotiate the contracts with our incumbent suppliers or find alternative sources for supply. With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as artificial sweeteners, we have entered into long-term supply agreements, the terms of which range from 1 to 5 years, and therefore we are assured of a supply of those key packaging supplies and ingredients for a longer period of time. CCS supplies aluminum cans and ends under a contract expiring on December 31, 2011. The contract provides that CCS will supply our entire aluminum can and end requirements worldwide, subject to certain exceptions. This contract included a cap on aluminum prices, which expired in December 2006. In 2007, the price paid for aluminum increased significantly to reflect world pricing. As with our annual supply contracts, we must either renegotiate these long-term supply agreements with the incumbent suppliers when they expire or find alternative sources for supply.

We rely upon our ongoing relationships with our key suppliers to support our operations. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or, alternatively, if we are unable to renegotiate contracts with our key suppliers, we believe that we could replace them. We could, however, incur higher ingredient and packaging supply costs in renegotiating contracts with existing suppliers or replacing those suppliers, or we could experience temporary dislocations in our ability to deliver products to our customers, either of which could have a material adverse effect on our results of operations.

In addition, the supply of specific ingredients and packaging materials could be adversely affected by economic factors such as industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, acts of war or terrorism and other factors.

We identified material weaknesses in our internal controls over financial reporting. Failure to remediate the material weaknesses could negatively impact our business.

We concluded that material weaknesses existed in our internal controls over financial reporting as of December 30, 2006 and December 29, 2007. In response to the identified material weaknesses, and with oversight from our Audit Committee, we are focused on improving our internal controls over financial reporting and remedying the identified material weaknesses. We intend to expand and strengthen our accounting and control staff, implement policy and process changes to the financial close and tax processes and reduce segregation of duties deficiencies over access to financial information systems, but we cannot assure you that we will be able to do so on a timely basis or at all.

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

Our success depends, in part, on our ability to manage our expanding operations, including new acquisitions. In recent years, we have grown our business and beverage offerings primarily through the acquisition of other companies, new product lines and growth with key customers. A part of our strategy is to expand our business in new channels and markets and with new beverage offerings, including through acquisitions and alliances. To succeed with this strategy, we must identify appropriate acquisition or strategic alliance candidates. The success of this strategy also depends on our ability to manage and integrate acquisitions and alliances at a pace consistent with the growth of our business. If attractive acquisition opportunities are not available, we may not continue to acquire businesses and product lines. Furthermore, the businesses or product lines that we acquire or align with may not be integrated successfully into our business or prove profitable. A key element of our strategy is the expansion of our business outside North America. In addition to the foregoing factors, our ability to expand our business in foreign countries is also dependent on, and may be limited by, our ability to comply with the laws of the various jurisdictions in which we may operate, as well as changes in local government regulations and policies in such jurisdictions.

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

To protect this intellectual property, we rely principally on registration of trademarks, contractual responsibilities and restrictions in agreements (such as indemnification, nondisclosure and confidentiality agreements) with employees, consultants and customers, and on common law and statutory protections afforded to trademarks, trade secrets and proprietary “know-how.” In addition, we vigorously protect our intellectual property against infringements using any and all legal remedies available. Notwithstanding our efforts, we may not be successful in protecting our intellectual property for a number of reasons, including:

•	our competitors may independently develop intellectual property that is similar to or better than ours;

•

employees, consultants or customers may not abide by their contractual agreements and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;

•	foreign intellectual property laws may not adequately protect our intellectual property rights; and

•	our intellectual property rights may be successfully challenged, invalidated or circumvented.

If we are unable to protect our intellectual property, it would weaken our competitive position and we could face significant expense to protect or enforce our intellectual property rights. At December 29, 2007, we had $80.4 million of rights and $16.3 million of trademarks recorded as intangible assets.

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

We are exposed to changes in foreign currency exchange rates, including those between the U.S. dollar and the pound sterling, the euro, the Canadian dollar, the Mexican peso and other currencies. Our operations outside of the U.S. accounted for approximately 40% of our 2007 sales. Accordingly, currency fluctuations in respect of our outstanding non-U.S. dollar denominated net asset balances may affect our reported results and competitive position.

A portion of our indebtedness is variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

Our credit and securitization facilities subject us to interest rate risk. We have a secured revolving credit facility, under which we borrow from time to time for various purposes, including to fund our day-to-day operations and to finance acquisitions. The maximum amount that we may borrow under these facilities is $225.0 million. We obtain funding under the securitization facility for our day-to-day operations. The maximum amount that we may borrow under this facility is $75.0 million, subject to limitations based on eligible receivables and various reserves required in the facility.

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

Accordingly, with respect to any amounts from time to time outstanding under these facilities, we are exposed to changes in interest rates. We do not currently use derivative instruments to hedge interest rate exposure. If we are unable to refinance our indebtedness on terms that are favorable to us or otherwise adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively impact our financial condition and results of operations.

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

We are not in compliance with the requirements of the Ontario Environmental Protection Act (“EPA”) and, if the Ontario government seeks to enforce those requirements or implements modifications to them, we could be adversely affected.

Certain regulations under the EPA provide that a minimum percentage of a bottler’s soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for non-compliance is a fine of

$50,000 per day beginning when the first offense occurs and continuing until the first conviction, and then increasing to $100,000 per day for each subsequent conviction. These fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense. We, and we believe other industry participants, are currently not in compliance with the requirements of the EPA. Ontario is not enforcing the EPA at this time, but if it chose to enforce the EPA in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario.

We estimate that approximately 4% of our sales would be affected by the possible limitation on sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the EPA against us.

In April 2003, the Ontario Ministry of the Environment proposed to revoke these regulations in favor of new mechanisms under the Ontario Waste Diversion Act to enhance diversion from disposal of carbonated soft drink containers. On December 22, 2003, the Ontario provincial government approved the implementation of the Blue Box Program plan under the Ministry of Environment Waste Diversion Act. The Program requires those parties who are brand owners or licensees of rights to brands which are manufactured, packaged or distributed for sale in Ontario to contribute to the net cost of the Blue Box Program. We generally manufacture, package and distribute products for and on behalf of third party customers. Therefore, we do not believe that we will be responsible for direct costs of the Program. However, our customers may attempt to pass these costs, or a portion of them, on to us. We do not believe that the costs for which we may ultimately be responsible under this Program will have a material adverse effect on our results of operations; however, we cannot guarantee this outcome. The Blue Box Program does not revoke any of the regulations mentioned above under the EPA regarding refillable containers, although the industry anticipates that they will be reversed in the future.

Adverse weather conditions could reduce the demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may reduce the demand for our products and contribute to lower revenues, which could negatively impact our profitability.

Increase in the cost of energy could affect our profitability.

Our beverage and concentrate manufacturing facilities use a significant amount of electricity, natural gas and other energy sources to operate. An increase in the price of fuel and other energy sources would increase our operating costs, which could negatively impact our profitability.

Global or regional catastrophic events could impact our operations and financial results.

Our business can be affected by large-scale terrorist acts, especially those directed against the United States or other major industrialized countries, major natural disasters, or widespread outbreaks of infectious diseases such as avian influenza or severe acute respiratory. Such events could impair our ability to manage our business around the world, could disrupt our supply of raw materials, and could impact production, transportation and delivery of products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of the end of 2007, we operated 15 beverage production facilities in North America, 11 of which we owned and four of which we leased. We also operate a global concentrate manufacturing facility in Columbus, Georgia, which we own. Internationally, we operate 6 beverage production facilities, five of which we own and one of which we lease.

Total square footage of our beverage production facilities is approximately 2,294,776 square feet in the U.S. 877,050 square feet in Canada; 871,218 in the U.K.; and 240,446 square feet in Mexico. This square footage does not include separate offsite warehouses. Lease terms for non-owned beverage production facilities expire between 2008 and 2019.

The beverage production facilities and square footage amounts noted above do not include the owned facilities that are listed as held for sale, which includes Elizabethtown, Kentucky and Revelstoke, British Columbia, or leased facilities in Columbus, Ohio and Wyomissing, Pennsylvania. All of these properties were closed as of December 29, 2007, except for the Revelstoke, British Columbia facility, which we expect to dispose of by the end of March 2008.

ITEM 3.	LEGAL PROCEEDINGS

In January 2005, we were named as one of many defendants in The Consumers’ Association of Canada and Bruce Cran v. Coca-Cola Bottling Ltd. et al., a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on consumers. On June 2, 2006, the British Columbia Supreme Court granted the summary trial application, which resulted in the dismissal of the plaintiffs’ action against us and the other defendants. On June 26, 2006, the plaintiffs appealed the dismissal of the action to the British Columbia Court of Appeals which was denied, and an appeal to the Supreme Court of Canada was rejected on December 20, 2007. In February 2005, similar class action claims were filed in a number of other Canadian provinces. Claims filed in Quebec have since been discontinued, but is unclear how the dismissal of the British Columbia case will impact the other cases.

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

No matters were submitted to a vote of shareowners during the fourth quarter of 2007.

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF COTT CORPORATION

The following is a list of names and ages of all of our executive officers as of March 1, 2008, and the positions and offices that each of them holds. Our officers do not serve for a set term.

	Office	Age	Period served as officer
Brent D. Willis	Chief Executive Officer	48	2006 to present
Juan Figuereo	Chief Financial Officer	52	2007 to present
Richard Dobry	President, North America	51	2006 to present
Abilio Gonzalez	Chief People Officer	47	2006 to present
Matthew A. Kane, Jr.	Vice President, General Counsel and Secretary	49	2007 to present
Gregory Leiter	Senior Vice President, Controller and Assistant Secretary	50	2007 to present
William Reis	Senior Vice President, Chief Procurement Officer	52	2007 to present

•

Brent D. Willis was appointed Chief Executive Officer on May 15, 2006. Prior to joining Cott, he was Zone President for the Asia Pacific region of InBev, the world’s largest brewer by volume from August 2004 to May 2006. From September 2003 to August 2004, he served as Chief Commercial Officer of InBev and, prior to September 2003, he was Chief Marketing and Sales Officer of InBev. Prior to InBev, he was President of the North Latin American division at the Coca-Cola Company and held various general management roles at Kraft Foods and the U.S. Army.

•

Juan Figuereo was appointed Chief Financial Officer on March 26, 2007. Prior to joining Cott, he served as Vice President, Mergers and Acquisitions for Wal-Mart International from July 2003 to March 2007. Prior to July 2003, he spent 15 years with PepsiCo in a variety of international finance and general management roles, first within the Pepsi-Cola organization and then in the Frito Lay business. He held Chief Financial Officer roles for Frito-Lay in Southern Europe, and for Pepsi-Cola Latin America, as well as a stint as seconded CFO of the largest Pepsi bottler in Brazil.

•

Richard Dobry was appointed President, North America on June 29, 2007. He was previously Cott’s Chief Manufacturing and Supply Chain Officer, a position he held since October 2006. Prior to joining Cott, he was President, Americas Supply for Diageo, plc, a premium alcoholic beverage business, from April 2004 to October 2006. Prior to April 2004, he was Senior Vice President, Supply Chain at Tropicana Products, Inc. the juice beverages subsidiary of PepsiCo.

•

Abilio Gonzalez was appointed Chief People Office on July 27, 2006. Prior to joining Cott, he was General Manager, Global Talent Acquisition and Engagement and Microsoft Business Division at Microsoft Corporation. Prior to that, he served from September 2003 to November 2004 as General Manager, HR Microsoft Productivity and Business Solutions for Microsoft. Prior to September 2003, he was Corporate Vice President, Human Resources of Panamco LLC, a Latin American beverage manufacturer.

•

Matthew A. Kane was appointed as Vice President, General Counsel and Secretary of Cott Corporation on September 17, 2007. Prior to joining Cott, he served as Vice President of Law of Cott Beverages, Inc., a wholly-owned U.S. subsidiary of the Company, from April, 2004 until his appointment. From January 2003 to April 2004, he was Chief Counsel, Sales of PepsiCo Beverages and Foods. From 1993 to 2003, he served as Associate General Counsel of Tropicana Products Inc.

•

Gregory Leiter was appointed Vice President, Corporate Controller and Assistant Secretary on December 5, 2007 and appointed to Senior Vice President, Controller and Assistant Secretary on February 7, 2008. Prior to joining Cott, he served from October 2006 to October 2007 as Practice Manager—Governance, Risk & Compliance with the international software firm SAP America. From January 2003 to September 2006, he held two positions with Graham Packaging Company, an international manufacturer of custom blow-molded plastic containers. From February 2006 to September 2006, he served as Vice President—Global Business Process and from January 2003 to February 2006, he served as Director of Internal Audit.

•

William Reis was appointed Senior Vice President, Chief Procurement Officer on March 26, 2007. Prior to joining Cott, he served from February 2004 to February 2007 as Senior Vice President and Chief Procurement Officer for Revlon. From February 2001 to February 2004, he served as Vice President of Global Procurement for Goldman Sachs.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

Our common shares are listed on the Toronto Stock Exchange (the “TSX”) under the ticker symbol “BCB,” and on the New York Stock Exchange (the “NYSE”) under the ticker symbol “COT.”

The tables below show the high and low reported per share sales prices of common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods of the years ended December 29, 2007 and December 30, 2006.

Toronto Stock Exchange (C$)

	2007		2006
	High	Low	High	Low
January 1—March 31	17.80	15.23	16.95	13.02
April 1—June 30	19.70	14.57	17.40	14.37
July 1—September 30	16.63	7.98	20.15	13.76
October 1—December 31	8.19	5.14	19.75	15.10

New York Stock Exchange (U.S.$)

	2007		2006
	High	Low	High	Low
January 1—March 31	15.22	13.17	14.62	11.31
April 1—June 30	17.33	12.64	15.73	12.68
July 1—September 30	16.12	7.39	18.03	12.16
October 1—December 31	8.36	5.40	17.32	13.21

As of February 29, 2008, we had 693 shareowners of record. This number was determined from records maintained by our transfer agent and it does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 19, 2008 was C$5.46 on the TSX and $5.38 on the NYSE.

We have not paid cash dividends since June 1998. There are certain restrictions on the payment of dividends under our senior secured credit facility and the indenture governing the 8% senior subordinated notes maturing in 2011. The most restrictive is the quarterly limitation on dividends based on the prior quarter’s earnings. The senior secured credit facility and the indenture governing the 8% senior subordinated notes due 2011 are discussed in Management’s Discussion and Analysis on page 22.

If we were to pay dividends to shareowners that are U.S. residents, those dividends would generally be subject to Canadian withholding tax. Under current Canadian tax law, dividends paid by a Canadian corporation to a nonresident shareowner are generally subject to Canadian withholding tax at a 25% rate. Under the current tax treaty between Canada and the U.S., U.S. residents are eligible for a reduction in this withholding tax rate to 15% (and to 5% for a company shareowner who is the beneficial owner of at least 10% of our voting stock). Accordingly, under current tax law, our U.S. resident shareowners would generally be subject to a Canadian withholding tax at a 15% rate on dividends paid by us, provided that they had complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty. Current amendments to the treaty have been proposed, which if enacted, would place additional restrictions on the ability of U.S. residents to claim these reduced rate benefits. U.S. resident shareowners should consult their tax advisors to determine if they satisfy the applicable requirements.

Calculation of aggregate market value of non-affiliate shares

For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this report, it was assumed that all of the outstanding shares were held by non-affiliates except for outstanding shares held or controlled by our directors and executive officers. This should not be deemed to constitute an admission that any of these persons are, in fact, affiliates of us, or that there are not other persons who may be deemed to be affiliates. For further information concerning shareholdings of officers, directors and principal stockholders see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters” on page 47.

Shareowner return performance graph

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; and (iii) a peer group of publicly traded companies in the bottling industry comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, National Beverage Corp., Pepsi Bottling Group Inc. and PepsiAmericas Inc. The closing price of Cott’s common shares as of December 29, 2007 on the Toronto Stock Exchange was C$6.58 and on the New York Stock Exchange was $6.72. The following tables are in Canadian dollars.

Date	December 28, 2002	January 3, 2004	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007
Cott Common Shares	100.00	131.33	106.99	62.11	60.17	23.72
TSX/S&P Composite Index	100.00	126.72	145.07	180.08	211.16	231.92
Peer Group	100.00	101.25	107.10	107.85	115.90	152.60

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations. This information should be read in conjunction with, and is qualified by reference to “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and notes thereto included elsewhere in this report. The financial information presented may not be indicative of future performance.

(In millions of U.S. dollars, except per share amounts)	December 29, 2007 [1]	December 30, 2006 [2]	December 31, 2005 [3]	January 1, 2005 [4]	January 3, 2004 [5]
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Revenue	$1,776.4	$1,771.8	$1,755.3	$1,646.3	$1,417.8
Cost of sales	1,578.0	1,554.9	1,505.8	1,362.6	1,141.0

Gross Profit	198.4	216.9	249.5	283.7	276.8
Selling, general and administrative expenses	161.9	176.1	138.6	138.1	126.1
Loss (gain) on disposal of property, plant and equipment	0.2	—	1.5	(0.3)	(0.1)
Restructuring, asset and goodwill impairments and other charges
Restructuring	24.3	20.5	3.2	—	—
Asset impairments	10.7	15.4	27.6	0.9	1.8
Goodwill impairments	55.8	—	5.9	—	—
Other	—	2.6	0.8	—	—

Operating (loss) income	(54.5)	2.3	71.9	145.0	149.0
Other (income) expense, net	(4.7)	0.1	(0.7)	0.2	0.6
Interest expense, net	32.8	32.2	28.8	26.0	27.5
Minority interest	2.7	3.8	4.5	4.0	3.2

(Loss) income before income taxes	(85.3)	(33.8)	39.3	114.8	117.7
Income tax (benefit) expense	(13.9)	(16.3)	14.7	35.8	40.1
Equity loss	—	—	—	0.7	0.2

Net (loss) income	$(71.4)	$(17.5)	$24.6	$78.3	$77.4

(Loss) Income per common share—basic
Basic	$(0.99)	$(0.24)	$0.34	$1.10	$1.12
Diluted	(0.99)	(0.24)	0.34	1.09	1.09
Total assets	$1,148.9	$1,140.7	$1,179.1	$1,030.3	$908.8
Short-term borrowings	137.0	107.7	157.9	71.4	78.1
Current maturities of long-term debt	2.4	2.0	0.8	0.8	3.3
Long-term debt	269.0	275.2	272.3	272.5	275.7
Shareowners’ equity	432.2	488.7	481.9	457.3	345.1
Cash dividends paid	—	—	—	—	—

Under the 1986 Common Share Option Plan, as amended, we have reserved 14 million shares for issuance.

[1]

During the year we acquired 100% of the business assets of El Riego, a Mexican water bottler, for $2.2 million. We also recorded asset and goodwill impairment charges and restructuring charges of $90.8 million, which includes a $55.8 million write-down for goodwill impairments. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty for Income Taxes” and recorded a $8.8 million charge to our shareowners equity as of December 29, 2007.

[2]

There were no acquisitions in the year ended December 30, 2006 and we recorded asset impairment charges of $15.4 million. During the year we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, using the modified prospective approach and therefore have not restated results for prior periods. This change resulted in the recognition of $11.4 million in share-based compensation expense, $8.4 million net of tax or $0.12 per basic and diluted share.

[3]

During the year we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited. We also recorded asset impairment charges of $27.6 million and goodwill impairment charges of $5.9 million.

[4]	During the year we acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC and certain of the assets of Metro Beverage Co.
[5]	During the year we acquired the retailer brand business of Quality Beverage Brands, L.L.C.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink company.

Our objective of creating sustainable long-term growth in revenue and profitability is predicated on success across three key strategic priorities: 1) being the lowest cost producer; 2) becoming the retailers’ best partner; and 3) building and sustaining a product innovation pipeline.

Energy drinks and non-carbonated beverages, including bottled water, nutrient enhanced waters, sports drinks and ready-to-drink teas, continue to show strong growth.

Current industry reports show a continued decline in the carbonated soft drinks (“CSD”) category in the North American Food and Mass Merchandiser Channels. We anticipate this decline to continue as aging consumers gravitate towards the aforementioned non-carbonated beverage categories and soft drink manufacturers raise prices to reflect significantly higher commodity costs. This decline in CSDs is reflected in a proposed decrease in shelf space of our CSDs at our major customer, Wal-Mart.

As previously disclosed, we are in the process of discussing our 2008 merchandising program with Wal-Mart related to carbonated soft drinks manufactured by us. Wal-Mart has notified us that the shelf space dedicated to these products will be reduced which, absent any other actions, would likely lead to a significant reduction in sales volume for such products. However, the discussions with Wal-Mart also contemplate measures commonly used in the industry to offset the potentially negative impact of shelf space reduction, such as the implementation of merchandising and support programs, different product placement and mix determinations and more exacting inventory management, as well as additional promotions that may be available to us. Discussions with Wal-Mart have not yet been concluded and if the measures contemplated are not implemented, our sales and gross profit could be negatively impacted in a material manner. In addition, even if the programs are implemented, no assurances can be given regarding their positive impact on sales volume or gross margin. These discussions do not impact the shelf space currently allocated to our non-carbonated beverages in Wal-Mart.

In addition, a long term contract with Wal-Mart for the lease and maintenance of vending machines will be allowed to expire in mid-June. We are discussing with Wal-Mart other vending opportunities and options. The existing program was designed to support trial of Wal-Mart’s brands and has not been a source of profit for us. Depending upon the outcome of these discussions, we may incur cash and or non-cash charges related to the disposition of vending machines that would not be material.

Importance of being a low cost producer

Ingredients and packaging costs represent a significant portion of our cost of sales and therefore, we are focusing on managing such costs. Most of these costs are subject to global and regional commodity price trends. Our three largest commodities are 1) aluminum, 2) PET resin and 3) HFCS. In 2007, the average price paid for aluminum increased significantly, reflecting world pricing resulting from global demand for the commodity.

We entered into a supply agreement to mitigate the impact of aluminum market fluctuations on pricing by minimizing price increases on our business into the fourth quarter of 2008. PET resin prices have increased significantly in recent years but decreased slightly in 2007 as compared with 2006 levels. We are currently working with PET resin suppliers to manage pricing in 2008, but at this point in time, because PET resin is not a traded commodity, no fixed price mechanism has been implemented. HFCS has a history of volatile price changes. We expect HFCS market prices will continue to increase as a result of growing demand for corn-related products. Therefore, we have locked in the price for the majority of our HFCS requirements for our North American business into the third quarter of 2008.

We have taken, and intend to continue to take, steps to mitigate the effects of this cost environment through a variety of initiatives, including cost reductions and fixed price agreements. We have covered most of our commodities costs for the bulk of 2008, and expect that this will reduce our exposure to commodity price volatility.

Our cost reduction programs include initiatives to optimize asset utilization, reduce fixed costs and implement world-class efficiencies, optimization of selling, general and administrative expenses, centralization of key raw materials procurement, ongoing SKU rationalization and optimization of capital investments.

In October 2006, we announced the closures of several manufacturing plants and warehouse facilities. In the second quarter of 2007, we announced headcount reductions of approximately 40 executive and salaried positions, associated with the realignment of our North American business and the consolidation of our senior leadership team in Tampa, Florida, which was completed in the fourth quarter of 2007. Also, the closing of the Queen’s Quay office in Toronto and consolidation of those employees and operations into our Viscount facility in Mississauga, Ontario was completed in the third quarter of 2007. In the fourth quarter of 2007, we decided to dispose of our water bottling facility in Revelstoke, British Columbia.

In 2007, we recorded $90.8 million in pre-tax restructuring, asset impairments, goodwill impairments and other charges, including restructuring charges of $24.3 million, goodwill impairments of $55.8 million and asset impairments of $10.7 million. In 2006, we recorded $38.5 million in pre-tax restructuring, asset impairments and other charges, including restructuring charges of $20.5 million, asset impairments of $15.4 million and other charges of $2.6 million. In 2005, we recorded $37.5 million in pre-tax restructuring, asset and goodwill impairments and other charges, including restructuring charges of $3.2 million, asset impairments of $27.6 million, a goodwill impairment charge of $5.9 million and other charges of $0.8 million. We completed all of our previously announced restructuring programs as of the end of 2007.

Importance of our partnership with retailers

As part of our efforts to become the retailers’ best partner, we have created fully-integrated business units and customer development and solutions teams which will allow for further cost reduction, as well as improve service to and connections with our major customers. This new North American structure more closely aligns resources to customer needs. Our new customer development and solutions teams will provide integrated services that are dedicated to specific customer needs and opportunities.

We are a preferred retailer brand partner because our large network of manufacturing and distribution facilities can meet the needs of national and regional retailers. Our infrastructure allows us to deliver to our retailers quality, profitable products that help them build their brands with their customers. We generally have strong relationships with our retail partners, and continuously work to provide them with new products that reflect market trends.

Importance of new product innovation

We continue to work toward strengthening our innovation pipeline. We are rolling out a new product portfolio, which is focused on the higher growth, higher margin categories of ready-to-drink teas, sports drinks and flavored waters.

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

Summary financial results

Our net loss in 2007 was $71.4 million or $0.99 per diluted share, compared with our net loss of $17.5 million or $0.24 per diluted share in 2006. The increased loss resulted from:

•	the highly competitive environment and continued decline in the North American CSD industry;

•	higher raw materials and packaging costs in the earlier part of 2007 that were not passed onto customers until late in the year;

•	goodwill impairment for our United States operations;

•	continuing restructuring costs that arose from the completion of our restructuring program;

•	asset impairments resulting from the decision to dispose of our Revelstoke, British Columbia plant and the impairment of recently acquired hot-fill equipment that did not operate as planned; and

•	higher effective income tax rate resulting from a valuation allowance on U.S. deferred income tax assets.

Our net loss was partially offset by decreased selling, general and administrative costs due in part to reduced compensation costs (including bonus incentives and stock compensation).

Critical accounting policies

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

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis and include the following:

Revenue recognition

We recognize revenue, net of sales returns, when ownership passes to customers for products manufactured in our own plants and/or by third parties on our behalf, and when prices to our customers are fixed and collection is reasonably assured. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. We regularly evaluate the facts and circumstances in relation to the criteria in U.S. GAAP under Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and use our best judgment to determine whether to report sales on a gross or net basis for products manufactured by third parties. Currently, the facts and circumstances surrounding all of our business support the reporting of all sales on a gross basis.

We offer sales incentives to certain customers. We account for these incentives as a reduction in revenues. We follow the guidance under EITF 01-9, “Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendor’s Products)” in accounting for sales incentives. Where the incentive has been paid in advance, we amortize the amount based on expected future sales related to the incentive. Where the incentive is to be paid in arrears, we accrue the amount based on our estimate of the total rebate the customer is expected to earn and claim. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals accordingly.

Although we accept returns of products from our customers occasionally, such returns, historically, have not been material.

Impairment testing of goodwill and intangible assets with an indefinite life

With the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”) in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment. Any impairment loss is recognized in income. We have goodwill of $108.3 million and an indefinite life intangible asset of $80.4 million on our balance sheet at December 29, 2007 after recording a $55.8 million of goodwill impairments this year.

In accordance with SFAS 142, we evaluate goodwill for impairment on a reporting unit basis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying amount. Where the carrying amount is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying amount of that goodwill to determine the impairment loss.

We measure the fair value of reporting units using the income approach, which is based on discounted future cash flow. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market and the discount rate is based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment.

Each year we re-evaluate the assumptions used to reflect changes in the business environment. Based on the evaluation performed this year, we determined that the fair values of our reporting units, except for the United States reporting unit, exceeded their carrying amounts and as a result further impairment testing was not required. Due to the ongoing decline in the CSD markets, we determined that as of December 29, 2007 our U.S. reporting unit’s goodwill was impaired based on our estimate of its fair value. Allocating this fair value to the assets and liabilities to the U.S. reporting unit resulted in a $55.0 million goodwill impairment charge. We also determined that $0.8 million of goodwill related to the Revelstoke, British Columbia operation was also impaired resulting from the decision to dispose of that operation.

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc. including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico. Prior to 2001, we paid a volume based royalty to the Royal Crown Company for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible. In accordance with SFAS 142 and based on the aforementioned factors, the life of the rights is considered to be indefinite and therefore not amortized, and tested annually for impairment. For an intangible asset with an indefinite life, we compare the carrying amount of the rights to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method which calculates a fair value royalty rate which is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The resulting future cash flows are discounted using the same assumptions discussed above for goodwill. Based on the evaluation performed this year, we determined that the fair value of the indefinite life intangible asset exceeded its carrying amount.

Other intangible assets

As of December 29, 2007, other intangible assets were $236.0 million, which consist principally of $105.1 million of customer relationships that arise from acquisitions. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We review the estimated useful life of these intangible assets annually unless it is required more frequently due to a triggering event.

Impairment of long-lived assets

We periodically compare the carrying amount of long-lived assets, including customer relationship intangible assets, to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in our income statement. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. We also periodically review the estimated useful life of these assets. In 2007, we recorded impairment losses of $10.7 million relating to long-lived assets of the Revelstoke, British Columbia facility and certain hot-fill equipment at a co-packer that did not operate as planned.

Restructuring charges

Within the last three years we have undertaken restructuring activities under a plan announced in 2005. These activities resulted in provisions for severance and lease contract terminations. We completed our restructuring efforts under this plan as of December 29, 2007. We will continue to pay cash related to such restructuring accruals over the next several years, but do not anticipate incurring any additional charges related to this plan.

Share-based compensation

Effective January 1, 2006, we adopted SFAS No. 123R “Share-Based Payments” (“SFAS 123R”) using the modified prospective approach and therefore have not restated results for prior periods. Under this prospective approach, share-based compensation expense for 2007 and 2006 includes compensation expense for all share-based compensation awards granted, prior to, but not yet vested as of January 1, 2006 and based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. We estimated the forfeiture rate for fiscal 2007 and 2006 based on our historical experience with forfeitures during the preceding three fiscal years.

The fair value of each option and share appreciation rights grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions are based on three factors: risk-free interest rate, expected term and expected volatility. The risk-free interest rate is based on the implied yield available on zero coupon Government of Canada bonds with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on a combination of historical volatility of our stock and the implied volatility of our traded options.

The table below summarizes the compensation expense for the year ended December 29, 2007 and the unrecognized compensation expense on non-vested awards at that date. This compensation expense was recorded in selling, general and administrative expenses.

(In millions of U.S. dollars)	Compensation expense	Unrecognized compensation expense	Years expected to recognize compensation expense
Stock options	$3.3	$1.1	0.6
Performance share units	(1.2)	—	—
Share appreciation rights	0.7	1.5	1.8
Other share based awards	1.4	1.9	1.4

Total	$4.2	$4.5

In 2006, we awarded performance-based equity compensation to our employees as part of two long-term incentive plans: the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”). The number of units ultimately earned by our employees was supposed to depend on our performance over a three year performance cycle. During the year ended December 30, 2006, a total of 0.6 million of PSU Plan units at a fair value of $6.9 million (C$8.0 million) were granted to employees of our Company and its subsidiaries. We recognized expense of $1.2 million during 2006 for these units. The number of units and value that were expected to be issued were based on our expectation that certain performance targets would be achieved. During 2007, as part of our restructuring initiative, we paid out $1.6 million relating to the PSU Plan. In the third quarter of 2007, however, we determined that the performance targets under the PSU Plan could not be met during the three year performance period. We therefore reversed $1.2 million of compensation expense; this reversal is reflected in selling, general and administrative expenses.

During the year ended December 29, 2007, a total of $0.2 million SAR Plan units at a fair value of $1.0 million were granted to employees of our Company and its subsidiaries. The fair value of the SAR Plan grant is estimated on the date of grant using the Black-Scholes option pricing model. Subject to the terms of the SAR Plan, these units will vest on July 26, 2009 and October 25, 2009.

In 2006, share-based awards with a total fair value of $4.1 million were granted to our new Chief Executive Officer under the terms of his employment agreement.

Inventory costs

Effective January 1, 2006, we adopted SFAS 151 “Inventory Costs”. The statement requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. Unallocated overheads resulting from abnormally low production and certain other costs are to be recognized as an expense in the period in which they are incurred. There was no material impact from the adoption of this standard.

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the accounting values of assets and liabilities and their related tax bases using currently enacted income tax rates. A valuation allowance is established to reduce deferred income tax assets if, on the basis of available evidence, it is not more likely than not that all or a portion of any deferred tax assets will be realized. We classify interest on tax deficiencies and income tax penalties as income tax expense.

Effective December 31, 2006, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. The Interpretation requires that differences between the amounts recognized prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings and other shareowner equity accounts. As a result of adopting FIN 48 as of the beginning of our 2007 fiscal year we recognized a $4.2 million decrease to retained earnings and $4.6 million decrease in additional paid-in-capital to recognize the cumulative effect of adoption.

Under FIN 48, we account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2007, the FASB proposed FASB Staff Position (“FSP”) FAS 157-b, “Effective Date of FASB Statement No. 157,” to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The comment deadline for FSP FAS 157-b was January 16, 2008. In November 2007, the FASB issued proposed FSP SFAS 157-a, “Application of FASB Statement No. 157 to FASB Statement No. 13 And Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions.” The comment deadline on this proposed FSP was January 4, 2008. The ultimate outcome of these recent developments is currently unknown.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

Non-GAAP Measures

In this report, we present certain information regarding changes in our revenue excluding the impact of foreign exchange and acquisitions. We believe that this is a useful financial measure for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our changes in revenue on a U.S. GAAP basis, it presents a useful tool to evaluate our ongoing operations and provides investors with an opportunity to evaluate our management of assets held from period to period. In addition, these adjusted amounts are one of the factors we use in internal evaluations of the overall performance of our business. This information, however, is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for changes in revenue as determined in accordance with U.S. GAAP.

Results of Operations

	2007		2006		2005
(In millions of U.S. dollars)	Dollars	Percent of Revenue	Dollars	Percent of Revenue	Dollars	Percent of Revenue
Revenue	$1,776.4	100.0%	$1,771.8	100.0%	$1,755.3	100.0%
Cost of sales	1,578.0	88.8%	1,554.9	87.8%	1,505.8	85.8%

Gross profit	198.4	11.2%	216.9	12.2%	249.5	14.2%
Selling, general, and administrative expenses	161.9	9.1%	176.1	9.9%	138.6	7.9%
Loss on disposal of property, plant and equipment	0.2	—	—	—	1.5	0.1%
Goodwill impairments	55.8	3.2%	—	—	5.9	0.3%
Restructuring, asset impairments and other	35.0	2.0%	38.5	2.2%	31.6	1.8%

Operating (loss) income	(54.5)	(3.1)%	2.3	0.1%	71.9	4.1%
Other (income) expense, net	(4.7)	(0.3)%	0.1	—	(0.7)	(0.1)%
Interest expense, net	32.8	1.8%	32.2	1.8%	28.8	1.7%
Minority interest	2.7	0.2%	3.8	0.2%	4.5	0.3%

(Loss) income before income taxes	(85.3)	(4.8)%	(33.8)	(1.9)%	39.3	2.2%
Income tax (benefit) expense	(13.9)	(0.8)%	(16.3)	(0.9)%	14.7	0.8%

Net (loss) income	$(71.4)	(4.0)%	$(17.5)	(1.0)%	$24.6	1.4%

Depreciation & amortization	$71.7	4.0%	$86.8	4.9%	$70.2	4.0%

Analysis of Revenue and Operating (Loss) Income by Geographic Region:

(In millions of U.S. dollars)	2007	2006	2005
Revenue
North America	$1,274.9	$1,344.7	$1,431.8
International	501.5	427.1	323.5

Total	$1,776.4	$1,771.8	$1,755.3

Operating (loss) income
North America	$(78.4)	$(13.7)	$48.0
International	23.9	16.0	23.9

Total	$(54.5)	$2.3	$71.9

The North America segment includes operations in the United States and Canada. The International segment includes our U.K. and Europe business, our Mexican business, our Royal Crown International business and our business in Asia.

Results of operations—2007 versus 2006

Revenue

Revenue in 2007 increased 0.3% from 2006 but decreased 2.1% when the impact of foreign exchange is excluded. The decrease in revenue was primarily the result of a 7.2% decrease in North American case volume in 8-ounce equivalents (“case volume”) which was not fully offset by price increases. The North America volume decline was primarily due to continued softness in the carbonated soft drink category, the impact of our price increases and increased promotional activity by national brands.

Our North American revenue in 2007 decreased 5.2% from 2006. Excluding the impact of foreign exchange, revenue decreased by 6.1% from 2006 primarily due to a decrease in case volume. Our International segment revenue increased 17.4% over 2006 due to an 18.9% increase in case volume, but was hindered by underperformance in the U.K. related to a voluntary product recall and unseasonably wet summer weather. The U.K. business reported revenue growth of 18.3% and volume growth of 2.6% despite poor weather and product recall issues. Mexico reported strong revenue and volume growth of 11.5% and 5.5% year-over-year, respectively, primarily as a result of broadening distribution within non-supermarket channels.

Analysis of Revenue by Geographic Region:

(In million of U.S. dollars)	Cott [1]	North America	Inter- national
Change in revenue	$4.6	$(69.8)	$74.4
Impact of foreign exchange	(41.3)	(12.4)	(28.9)

Change excluding foreign exchange	$(36.7)	$(82.2)	$45.5

Percentage change excluding foreign exchange	(2.1)%	(6.1)%	10.7%

[1]	Cott includes North America and International.

Analysis of Revenue by Product:

(In millions of U.S. dollars)	2007	2006
Revenue
Carbonated soft drinks*	$1,268.5	$1,283.6
Concentrate	44.9	40.8
All other products	463.0	447.4

Total	$1,776.4	$1,771.8

(In millions of physical cases)
Raw volume
Carbonated soft drinks*	319.5	348.4
Concentrate	283.7	229.5
All other products	108.3	106.9

Total	711.5	684.8

*	includes carbonated soft drinks and sparkling water

Cost of sales

Cost of sales was 88.8% of revenue for 2007 as compared to 87.8% for 2006 and overall increased 1.5% from 2006. Variable costs represented 89.5% of total cost of sales in 2007, an increase from 87.8% in 2006, largely due to higher ingredients and packaging costs. Major elements of these variable costs included ingredients and packaging costs, distribution costs and fees paid to third-party manufacturers. We incurred costs of $3.6 million, net of insurance reimbursements of $5.5 million, related to our voluntary product recall in the U.K. in “Cost of Sales.” We anticipate recovering some of these costs through claims under our insurance coverage in 2008.

Our total cost of sales increased by 1.5% over 2006 due primarily to an increase in ingredients and packaging costs arising from higher packaging materials costs, including aluminum cans and HFCS, in addition to the voluntary product recall costs in the U.K.

Gross profit

Gross profit was 11.2% of revenue for 2007, down from 12.2% in 2006 due mainly to higher ingredient and packaging costs, the inability to pass on these costs onto customers in a timely manner and the impact of the voluntary product recall in the U.K.

Gross profit changes for selected geographic regions were:

•	North American decline of 18.7%

•	International growth of 18.1%

•	U.K./European growth of 17.2%

•	RC International growth of 1.4%

•	Mexico growth of 44.6%

Our North American region was materially affected by a drop in volume while all of our regions were adversely affected by rising costs for ingredients and packaging. We view Mexico as a strong growth market as evidenced from the increases in revenue, case volume and gross profit margins in that market. Our gross profit growth in the U.K. reflects increased volume and the implementation of price increases and is net of voluntary product recall costs. The prior year was negatively impacted by both a $9.0 million loss relating to a U.K. PET resin supplier and accelerated depreciation of $13.2 million in North America relating to our restructuring initiative.

Selling, general and administrative expenses (“SG&A”)

SG&A was down $14.2 million or 8.1% over 2006 due to reductions in the amount of incentive compensation earned for 2007, a $7.2 million decline in stock compensation expense and the non-recurrence of $8.7 million of executive transition costs recorded in 2006, partially offset by $4.3 million in foreign exchange effects. As a percentage of revenue, SG&A decreased to 9.1% for 2007 as compared to 9.9% in 2006. For 2007, our SG&A includes stock compensation expense of $4.2 million as compared to $11.4 million for 2006.

The decrease in stock compensation is due in part to a $1.2 million reversal of the expense for our PSU Plan. The reversal arises out of the determination that we would not meet the performance targets for such awards.

Restructuring, asset and goodwill impairments and other charges

In 2007, we recorded restructuring, asset and goodwill impairments and other charges of $90.8 million, which included $55.8 million for goodwill impairment, $10.7 million for asset impairments, primarily related to the disposal of a water production facility and the discontinuance of certain hot-fill production assets, and severance costs of $24.3 million related to the organizational restructuring and headcount reductions associated with the realignment of the North American business announced on June 29, 2007, and contract lease termination costs, severance and other costs related to the closures of the Wyomissing plant and warehouse and certain offices. In 2006, we recorded restructuring, asset impairments and other charges of $38.5 million, primarily for severance and contract lease termination costs relating to the closures of several production and warehouse facilities, severance costs relating to organizational streamlining as a result of the North American realignment plan and the U.K. Competition Commission review of our August 2005 acquisition of 100% of Macaw (Soft Drinks) Limited.

Operating (loss) income

Our operating loss in 2007 was $54.5 million and included restructuring, asset impairments and goodwill impairments of $90.8 million, as compared with operating income of $2.3 million in 2006 which included restructuring, asset impairments and other charges of $38.5 million.

Interest expense

Net interest expense was up 1.9% from 2006, largely due to higher short-term debt balances, amendment fees for the senior credit facility and higher average interest rates.

Income taxes

We recorded an income tax benefit of $13.9 million in 2007, or an effective tax rate of 16.3%, as compared with an income tax benefit of $16.3 million, or an effective rate of 48.2%, in 2006. Since we do business in four main jurisdictions with different tax rates, our effective tax rate is impacted by the jurisdiction in which income is earned or losses are incurred. We also recognized a $21.2 million valuation allowance because it was not likely we will realize our U.S. deferred tax assets.

Net loss per share

Net loss for the year was $71.4 million or a loss of $0.99 per diluted common share as compared to a net loss of $17.5 million for 2006 or a loss of $0.24 per diluted common share.

Results of operations—2006 versus 2005

Revenue

Revenue increased 0.9% in 2006 as compared to 2005, but decreased 5% when the impact of acquisitions and foreign exchange are excluded. The increase in revenue was primarily due to a 3% increase in case volume resulting from acquisitions in our International segment.

Our North American revenue decreased 6% from 2005, but excluding the impact of foreign exchange and acquisitions, revenue decreased by 7% from 2005. Case volume decreased 9% in 2006 due to a weakness in the North American carbonated soft drinks segment and product and customer rationalization. The decrease was also due to a structural change in our business arrangement with one of our self-manufacturing customers. The related revenues are now in the form of concentrates rather than filled beverages, which lowers our revenue but has minimal earnings impact.

Our International segment revenue increased 32% when compared with 2005 due to a 20% increase in case volume and the inclusion of Macaw’s results for the entire year, as well as strong base business growth in the U.K., which was up 8% year-over-year. Mexico also reported strong growth of 22% year-over-year, primarily as a result of broadening distribution within non-supermarket channels.

Analysis of Revenue by Geographic Region:

(In million of U.S. dollars)	Cott [1]	North America	Inter- national
Change in revenue	$16.5	$(87.1)	$103.6
Impact of acquisitions	(79.6)	—	(79.6)
Impact of foreign exchange	(21.5)	(14.6)	(6.9)

Change excluding acquisitions & foreign exchange	$(84.6)	$(101.7)	$17.1

Percentage change excluding acquisitions & foreign exchange	(5)%	(7)%	5%

[1]	Cott includes North America, International and Corporate & Other.

Cost of sales

Cost of sales was 87.8% of revenue versus 85.8% in 2005. Variable costs represented 88% of total cost of sales in 2006, down from 89% in 2005, largely as a result of the capacity addition in 2005, which increased fixed costs. Major elements of these variable costs included ingredient and packaging costs, fees paid to third party manufacturers and distribution costs.

Total cost of sales increased 3% over 2005 due primarily to ingredients and packaging costs arising from higher packaging materials costs, including PET bottles and cans. Acquisitions added 3% to our cost of sales as we included the costs of Macaw for the entire year. As a result of our decision to close Wyomissing and Elizabethtown, we changed the useful lives of the related property, plant and equipment and customer relationships intangible assets and, therefore, recorded $13.2 million in accelerated depreciation and amortization and write-downs of spare parts inventory as plant closure costs causing a 1% increase in cost of sales. The receivership of our U.K. PET resin supplier and foreign exchange both contributed 1% increases. Other costs increased 1% as a result of added production capacity, partially offset by the fixed cost savings of the closure of the Lachine, Quebec and Columbus, Ohio facilities earlier in the year. In addition, in 2005, cost of sales was reduced by the proceeds from the HFCS litigation settlement. The above increases were partially offset by a 6% decrease related to lower sales volume.

Gross profit

Gross profit was 12.2% of revenue for 2006, down from 14.2% in 2005 mainly due to plant closure costs of $13.2 million described above and the receivership of our U.K. PET resin supplier that resulted in a loss of $9.0 million, while in the prior year we recorded a gain of $5.4 million for the HFCS settlement. In addition, fixed costs were higher in 2006 due to the full year impact of the capacity addition at our Fort Worth, Texas plant in 2005.

Selling, general and administrative expenses

SG&A was up $37.5 million, an increase of 27.1% from 2005. As a percentage of revenue, SG&A increased to 9.9% of revenue for 2006, up from 7.9% in 2005 due to acquisitions, foreign exchange, share-based compensation, higher incentive compensation expense and executive transition costs. For 2006, our SG&A includes stock compensation expense of $11.4 million, of which $1.2 million was for PSU Plan units, $0.3 million was for SAR Plan units, $0.2 million was for certain share based awards to our CEO and $9.7 million was for stock options.

Restructuring, asset impairments and other charges

In 2006, we recorded restructuring, asset impairments and other charges of $38.5 million before taxes. Restructuring, asset impairments and other charges were $37.5 million before tax in 2005 and were primarily related to our North American operations. We have completed our restructuring efforts as of December 29, 2007.

Restructuring—In September 2005 we announced a plan to realign the management of our Canadian and U.S. businesses to a North American basis. In conjunction with this plan, we closed our Lachine, Quebec facility in February 2006 and our Columbus, Ohio facility in March 2006 to bring production capacity in line with expected future customer demand.

On July 27, 2006, we announced the realignment of the management of our U.K. and Europe business, our Mexican business, our Royal Crown International business and our business in Asia to an International basis, to focus on customer management, channel development, sales and marketing.

In October 2006, as a result of our plans to further reduce costs, we announced the closures of our Elizabethtown, Kentucky facility and Wyomissing, Pennsylvania facility. We ceased production at both plants on December 30, 2006, and reallocated production volume to other manufacturing sites in North America. The Wyomissing warehouse was still in operation as of December 30, 2006 and was closed in 2007.

During 2006, we recorded $8.7 million of restructuring charges for severance and contract termination costs relating to the closures of the Lachine and Columbus facilities. We also recorded $5.6 million of restructuring charges for severance costs relating to the closures of the Elizabethtown and Wyomissing facilities. The remaining restructuring costs of $6.2 million includes $5.5 million of severance and other costs resulting from consolidation of selling and administrative functions and $0.7 million of consulting fees incurred in connection with restructuring activities.

Asset impairments—During 2006, we recorded $1.7 million of asset impairments, including property, plant and equipment of $1.3 million, information technology software of $0.2 million and a customer relationship intangible asset of $0.2 million relating to the closures of Lachine and Columbus. We also recorded $14.2 million of asset impairments relating to property, plant and equipment due to the closures of Elizabethtown and Wyomissing. These charges were partially offset by a $0.5 million recovery from the sale of other assets.

Other—Other charges of $2.6 million in 2006 related primarily to legal and consulting fees for the U.K. Competition Commission review of the Macaw acquisition in the U.K. On April 28, 2006, we received final clearance of the Macaw acquisition from the Competition Commission.

In 2005, we recorded restructuring charges of $3.2 million, asset impairments of $33.5 million and other charges of $0.8 million. Included in asset impairments of $33.5 million was an impairment loss of $20.0 million with respect to customer relationships intangible assets resulting from declining sales and margins relating to certain customers.

Operating income

Operating income was $2.3 million in 2006, which included restructuring, asset impairments and other charges of $38.5 million, as compared with $71.9 million in 2005, which included restructuring, asset impairments and other charges of $37.5 million.

Interest expense

Net interest expense was up 11.8% from 2005 largely due to the financing of the Macaw acquisition in 2005.

Income taxes

We recorded an income tax benefit of $16.3 million in 2006, or an effective tax rate of 48.2%, as compared with an income tax provision of $14.7 million, or an effective rate of 37.4%, in 2005. Since we do business in four main jurisdictions with different tax rates, our effective tax rate is impacted by the jurisdiction in which income is earned or losses are incurred. During 2006, there was a $5.3 million increase in the reserve related to a change in management’s estimates of tax liabilities. This increase in reserve was partially offset by a $3.5 million decrease in the valuation allowance.

Net loss and earnings per share

Net loss for the year was $17.5 million or a loss of $0.24 per diluted common share as compared to net income of $24.6 million for 2005 or net income of 0.34 per diluted common share.

Liquidity and capital resources

The following table summarizes our cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

(in millions of U.S. dollars)	December 29, 2007	December 30, 2006	December 30, 2005
Cash provided by operating activities	$79.5	$109.4	$129.1
Cash used in investing activities	(78.1)	(46.5)	(217.7)
Cash provided by (used in) financing activities	12.4	(71.3)	84.5
Effect of exchange rate changes on cash	0.2	0.1	(0.8)

Net increase (decrease) in cash	14.0	(8.3)	(4.9)

Cash, beginning of year	13.4	21.7	26.6
Cash, end of year	$27.4	$13.4	$21.7

Our sources of capital include operating cash flows and short term borrowings under our current credit and receivables securitization facilities. We believe we have adequate financial resources to meet our ongoing cash requirements for operations and capital expenditures, as well as our other financial obligations based on our operating cash flows, currently available credit and, if successfully closed, our anticipated new asset based lending (“ABL”) facility. We have committed to take delivery beginning in the first quarter of 2008 of approximately $31.4 million of new equipment and will incur $8.3 million of related infrastructure costs to support our North American bottled water business, which is expected to significantly lower production costs for this line of business. We are funding the equipment commitment through an interim financing and capital lease arrangement that was signed in January 2008. In connection with this, we recorded $16.5 million of construction in progress costs within the “Property, plant and equipment” category on our balance sheet as of December 29, 2007. We are required to make additional payments totalling $12.3 million through June 2008. Under the lease agreement, the lessor will reimburse us $20.2 million through June 2008 and they will pay $11.2 million directly to the manufacturer.

Operating activities

Cash provided by operating activities in 2007 was $79.5 million as compared to $109.4 million in 2006. The $29.9 million decrease was primarily the result of the increased operating loss and increase in accounts receivables as our day sales outstanding (“DSO”) increased from 35.2 days as of December 30, 2006 to 38.4 days as of December 29, 2007. The DSO increase was primarily due to increased International sales and new product introduction in North America. Payments related to our restructuring effort were offset by an increase in our accounts payable and accrued expenses as we delayed the timing of payments of certain vendor invoices.

Investing activities

Cash used in investing activities was $78.1 million as compared to $46.5 million in 2006. The $31.6 million increase was primarily the result of increased capital expenditures related to our bottled water business and assets purchased for our aseptic hot-filled beverage initiatives. There were no such major projects in 2006. Also included in investing activities are the acquisition of a water bottling business in Mexico and information technology assets included in intangibles and other assets.

Financing activities

Cash provided by financing activities was $12.4 million as compared to cash used of $71.3 million in 2006. The $83.7 million difference was the result of paying down our short-term borrowings in 2007 that was used for capital investments in 2006. We also purchased $6.0 million face value of our 8% senior subordinated notes for cancellation in November 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K as of December 29, 2007.

Contractual obligations

The following chart shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 29, 2007:

	Payments due by period
(In millions of U.S. dollars)	Total	Less than 1 Year	Years 2-3	Years 4-5	After 5 years
8% Senior subordinated notes due in 2011	$269.0	$—	$—	$269.0	$—
Senior secured credit facility	102.3	102.3	—	—	—
Receivable securitization	33.0	33.0	—	—	—
Capital leases	3.9	1.8	2.1	—	—
Other long-term debt	3.1	2.3	0.8	—	—
Interest expense [1]	131.9	30.8	61.3	39.8	—
Operating leases	127.9	22.2	36.8	26.1	42.8
Guarantee purchase commitment [2]	23.2	23.2	—	—	—
Purchase obligations [3]	271.4	163.4	43.7	32.2	32.1

	$965.7	$379.0	$144.7	$367.1	$74.9

[1]

Interest expense consists of fixed interest for our 2011 notes, global facility, receivables securitization and capital leases including administrative fees and amortization of deferred financing costs. It also includes estimated interest charges under our short term financing arrangements assuming that the balance and rates do not change from our actual rates as of December 29, 2007. Actual amounts will differ from estimates provided. We assume our senior secured credit facility and receivable securitization will be fully repaid at the end of Year 1.

[2]

The guarantee purchase commitment relates to a $39.7 million purchase obligation for new equipment to support our bottled water business that was partially assumed by General Electric Commercial Finance (“GE”) for which we are contingently liable. In January 2008, we also entered into a capital lease with GE to fund $31.4 million of this purchase obligation that provides for quarterly rental payments over a term of 96 months beginning June 1, 2008. The quarterly rental payments will be $2.0 million beginning June 1, 2008 through May 30, 2010, declining to $1.2 million on June 1, 2010 through May 31, 2012, and declining to $0.4 million on June 1, 2012 through the balance of the lease. At the end of the lease term, the Company has the option to purchase the equipment at its then fair market value or return the equipment to GE.

[3]

Purchase obligations consist of commitments for the purchase of inventory and capital expenditures, an information technology outsourcing contract and contracts with certain co-packers. These obligations represent expected expenditures under the normal course of business, not our minimum contractual obligations.

We expect to pay between $0.3 million and $19.5 million regarding various tax positions in fiscal year 2008. However, we also expect to recover most of the $32.8 million in income taxes recoverable, over the next 12 months, relating to tax refunds in various jurisdictions.

Long-term Liquidity

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the credit facility or the proposed new ABL facility, will be sufficient to fund anticipated capital expenditures, make required payments of principal and interest on our debt, including obligations under our credit facility, and satisfy other long-term contractual commitments for the next twelve months.

However, for periods extending beyond twelve months, if our operating cash flow and borrowings under the credit facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include refinancing our long-term debt, the sale of a portion or all of our assets or operations, or the sale of additional debt or equity securities.

We are currently in the process of negotiating a new ABL facility that would be secured by substantially all of our assets, including accounts receivable, inventory and property, plant and equipment. The proposed new ABL facility would likely be a five year revolving senior secured credit facility of up to $250 million and we are endeavoring to close the facility by the end of the fiscal quarter ending March 29, 2008, although there can be no assurance we will. As of March 10, 2008 there are $170 million of preliminary lending commitments from five major financial institutions, which amount would be sufficient to retire the amounts currently outstanding under the existing senior secured credit facilities. Completion of the new ABL is subject to customary documentation requirements of the financial institutions and negotiation of final pricing, and there can be no assurance that we will reach agreement with the financial institutions. The proposed new ABL facility is expected to replace our senior secured credit facility and receivables securitization facility.

In regards to our existing senior secured credit facility, we were in compliance with all of our amended covenants as of December 29, 2007. We expect that we may not maintain compliance with the total leverage ratio and the fixed charge coverage ratio financial covenants as set forth in our agreements in the first quarter of 2008. If we are not able to refinance these facilities with the proposed ABL facility, we believe we can reach an agreement with our lenders on a new amendment to our covenants that is acceptable to us, although there can be no assurance that we will. A covenant default in our senior secured credit facilities would permit our senior secured lenders to demand or accelerate payment. A demand or acceleration of payment of our senior secured credit facilities would result in a default of our 8% senior subordinated notes due in 2011 and in such event, the trustee or the holders of at least 25% of principal amount of the then outstanding notes may declare the notes due and payable. If the notes are declared due and payable, they would be classified as a current liability. If we are not able to obtain the ABL facility or our current lenders do not agree to amend our covenant on terms acceptable to us, we would seek to obtain new facilities and we would expect to incur additional fees and higher interest costs.

Debt

Our debt is summarized as follows:

(In millions of U.S. Dollars)	December 29, 2007	December 30, 2006
8% Senior subordinated notes due in 2011	$269.0	$275.0
Senior secured credit facility [1]	102.3	107.7
Receivable securitization	33.0	—
Other debt	3.1	—
Capital leases	3.9	5.9

Total debt	411.3	388.6
Less current debt:
Senior secured credit facility	102.3	107.7
Receivable securitization	33.0	—
Other short-term debt	1.7	—

Total short-term borrowings	137.0	107.7
Capital leases	2.4	2.0

Total short-term debt	139.4	109.7

Total long-term debt	271.9	278.9
Less discount on 8% notes	(2.9)	(3.7)

Total long-term debt	$269.0	$275.2

[1]	Includes $6.7 million of checks issued but not cashed.

Long-term debt—Long-term debt as of December 29, 2007 was $269.0 million, compared with $275.2 million as of December 30, 2006.

Senior secured credit facility

We maintain committed senior secured credit facilities for financing in North America, the U.K. and Mexico that expire on March 31, 2010. The facilities allow for revolving credit borrowings in a principal amount of up to $225.0 million, provided we are in compliance with the covenants and conditions of the agreements, and are comprised of two separate facilities:

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

In general, borrowings under these facilities bear interest at either a floating or fixed rate for the applicable currency plus a margin based on our consolidated total leverage ratio. A facility fee of between 0.15% and 0.375% per annum is payable on the entire line of credit. The level of the facility fee is dependent on the level of our compliance with financial covenants. As of December 29, 2007, credit of $122.7 million was available for borrowing. The weighted average interest rate was 7.19% on these facilities as of December 29, 2007 as compared to 6.63% as of December 30, 2006.

Securitizations

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

The amount of funds available under the receivables facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of the Purchasers. A fee of between 0.20% and 0.40% per annum is payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of December 29, 2007, $33.8 million of eligible receivables, net of reserves, were available for purchase under this facility. We had $33.0 million of borrowings outstanding and a weighted average interest rate of 7.41% on this facility at December 29, 2007 (December 30, 2006—5.08%).

8% Senior subordinated notes

We have outstanding 8% senior subordinated notes (“Notes”), which are due on December 15, 2011. As of December 29, 2007, the principal amount of those Notes was $269.0 million. The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on these notes is payable semi-annually on June 15th and December 15th. During 2007, we repurchased $6.0 million face value of such Notes for cancellation on the open market at a purchase price of $5.5 million.

We may redeem all or a part of the Notes upon not less than 30 or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) during the twelve-month period beginning on December 15 of the years indicated below. In addition to the redemption price, accrued and unpaid interest and liquidated damages (as defined in the agreement) are due.

Year	Percentage
2008	101.333%
2009	100.000%

Debt covenants

Our senior secured credit facility and the indenture respecting the Notes contain a number of business and financial covenants and events of default that apply to the borrowers and the restricted subsidiaries. The restricted subsidiaries are, in general, the guarantor subsidiaries organized in Canada, the U.S., the U.K. and Mexico. Among other events of default or triggers for prepayment in our credit facilities and indenture are: a change of control of us in certain circumstances; unsatisfied judgments or cross default or cross acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture, and $15.0 million, in the case of the credit facility; our insolvency or that of the restricted subsidiaries; and

covenant default under the credit facilities or indenture. Some of the more material business and financial covenants are discussed below.

Our senior secured credit facility restricts additional indebtedness for subsidiaries to the existing debt and credit facilities, certain intercompany debt, $50.0 million of purchase money indebtedness and capital lease obligations, $25.0 million of guarantee obligations, a $20.0 million basket of indebtedness owed to sellers in connection with permitted acquisitions, and a $25.0 million basket of other additional indebtedness. The senior secured credit facility contains restrictions on investments, including investments in subsidiaries outside of the U.S., Canada or the U.K., and acquisitions. In general, individual acquisitions are permitted up to $100.0 million with the aggregate expenditure for all acquisitions limited to $150.0 million in any trailing 12 month period.

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

There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends if we are in default under the senior secured credit agreement. In addition, many of the covenants effectively limit transactions with our unrestricted subsidiaries or non-guarantor entities.

In addition to business covenants, there are financial covenants in our senior secured credit facility. Since March 31, 2005, our total leverage ratio, as defined in the credit agreement, was required to be no more than 3.25 to 1.0 and that requirement was reduced to 3.00 to 1.0 from July 1, 2006. However, on July 17, 2007, we entered into a third amendment which adjusts the leverage ratio to 4.00 to 1.00 for the period from April 1, 2007 through September 30, 2007. Effective December 20, 2007, we entered into a letter amendment with our lenders which adjusts the leverage ratio to 4.00 to 1.00 for the period from September 30, 2007 through December 29, 2007 and excludes certain capital expenditures from the fixed charge coverage ratio. In return, we paid our lenders an amendment fee and agreed, effective December 29, 2007, to increase the interest rate for the credit facility by an additional 50 basis points per annum on the loans outstanding from the last day of the fourth quarter ended December 29, 2007 to the last day of the first fiscal quarter ending March 29, 2008.

The senior secured credit facility also has a minimum fixed charge coverage ratio. From March 31, 2005, our fixed charge coverage ratio was required to be at least 1.05 to 1.0 and July 1, 2006 it must be at least 1.10 to 1.0 and after July 1, 2007 through September 30, 2007 it must be at least 1.15 to 1.0. Effective October 1, 2007 through December 29, 2007, the fixed charge ratio was required to be at least 1.15 to 1.0, excluding the impact of acquiring certain water bottling equipment. As of December 29, 2007, we were in compliance with our amended covenants, which include both the total leverage ratio and the fixed charge coverage ratio.

The indenture for the Notes also has numerous covenants that are applicable to Cott Beverages Inc., the restricted subsidiaries and us. We can only make restricted payments, such as paying dividends, buying back stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60.0 million in the aggregate, may be made without satisfying the restricted payments test.

We can only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. We were in compliance with this ratio as of December 29, 2007. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends, if we are in default under the indenture. Many of the covenants also effectively limit transactions with our unrestricted subsidiaries or non-guarantor entities.

Several of the terms, such as restricted payments, are defined differently in the indenture and the senior secured credit facility and certain calculations are made differently in the two agreements. We have been in compliance with all of the covenants under the Notes and there have been no amendments of any such covenants since they were issued.

We were in compliance with all of our amended covenants as of December 29, 2007. Our financial covenants are calculated and determined at the end of each quarter. We expect that we may not maintain compliance with the total leverage ratio and the fixed charge coverage ratio financial covenants set forth in our senior secured credit facilities in the first quarter of 2008.

We are in the process of negotiating a new ABL facility that will be secured by substantially all of our assets, including accounts receivables, inventory and fixed assets. The proposed new ABL facility would likely be a five-year revolving senior secured credit facility of up to $250 million and we are endeavoring, to close this new facility by the end of the fiscal quarter ending March 29, 2008. The new credit facility would bear interest at prevailing market rates.

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or there has been an acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at December 29, 2007, these conditions of default did not exist with respect to any other indebtedness. Should our credit facilities and Notes become currently due, we may have to incur additional fees and higher interest costs to replace them.

Capital structure

In 2007, shareowner’s equity decreased by $56.5 million from 2006. The decrease was the result of net loss of $71.4 million, a $8.8 million change in accounting policy related to SFAS 48, a $2.2 million adjustment for SFAS 158 relating to our two defined benefit pension plans, the recognition of minimum pension liabilities of $0.9 million and a reclassification of share based compensation to liabilities of $0.4 million. This decrease was offset by a $4.2 million increase from the recording of share-based compensation expense, and $1.6 million of proceeds from the issuance of stock, a $3.5 million benefit for the tax effect related to the expiration of the statute of limitations regarding stock compensation for 2002 and 2003 and a $17.9 million foreign currency translation gain on the net assets of self-sustaining foreign operations. The foreign currency translation adjustment resulted from the net changes in the pound sterling and the Canadian dollar relative to the U.S. dollar.

Dividend payments

No dividends were paid in 2007 and we are not expecting to change this policy in 2008 as we intend to use cash for future growth or debt repayment.

There are certain restrictions on the payment of dividends under our credit facility and Notes indenture. The most restrictive provision is the quarterly limitation of dividends based on the prior quarter’s earnings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange

We are exposed to changes in foreign currency exchange rates. Operations outside of the U.S. accounted for approximately 40% of 2007 revenue and 36% of 2006 revenue, and are concentrated principally in the U.K., Canada and Mexico. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso at current levels of foreign debt and operations would result in our revenues changing by $67.5 million and our gross profit changing by $3.4 million

In 2005, we entered into cash flow hedges to mitigate exposure to declines in the value of the Canadian dollar and pound sterling attributable to certain forecasted U.S. dollar raw material purchases of the Canadian and U.K. and European business segments. The hedges consisted of monthly foreign exchange options to buy U.S. dollars at fixed rates per Canadian dollar and matured at various dates through December 29, 2006. The fair market value of the foreign exchange options, if any, is included in prepaid expenses and other assets. At December 29, 2007 there were no such hedges outstanding.

The instruments were accounted for as cash flow hedges under SFAS 133, “Accounting Derivative Instruments and Hedging Activities”; accordingly, changes in the fair value of the cash flow hedge instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income and prepaid expenses and other assets are recorded in earnings in the same periods in which the forecasted purchases or payments affect earnings.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of December 29, 2007, a 100 basis point increase in the current per annum interest rate for our senior secured credit facility and receivable securitization (reduced by the $6.5 million outstanding letters of credit) would result in $1.3 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at December 29, 2007 was 7.6%.

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

The information below summarizes our market risks associated with long-term debt obligations as of December 29, 2007. The table presents principal cash flows and related interest rates by year of maturity. Interest rates disclosed represent the actual weighted average rates as of December 29, 2007.

	Debt Obligations
(in millions of US dollars)	Fixed Rate	Weighted average interest rate for debt maturing
Debt maturing in:
2008	$4.1	6.1%
2009	1.9	3.2%
2010	1.0	5.5%
2011	269.0	8.0%
2012	—	—

Total	$276.0	7.9%

Fair Value	$257.1

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), high fructose corn syrup, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We estimate that a 10 percent increase in the market prices of PET over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $16 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the reasons described in “Management’s Report on Internal Control Over Financial Reporting.”

Management’s report on internal control over financial reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a—15(f) or 15d—15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

For our assessment as of December 29, 2007, we determined our internal control over financial reporting was not effective due to the existence of material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis. The following material weaknesses were identified:

1. The Company did not maintain effective internal controls related to our year-end financial closing process and reporting controls. Specifically:

a)	We did not maintain a sufficient complement of accounting and finance personnel that were adequately trained and that possessed the appropriate level of knowledge in Generally Accepted Accounting Principles in order to properly account for complex accounting transactions.

b)	The lack of a sufficient complement of accounting and finance personnel under item a), contributed to a lack of appropriate processes, controls and sufficient management oversight over the year-end financial close process to ensure: (i) the timely and accurate execution of account-level analyses and reconciliations, (ii) the systematic review and approval of journal entries, (iii) the proper accounting for non-routine transactions, and (iv) the review of significant variances in account balances. In addition, we did not maintain effective controls over income taxes, including the determination of accrued and deferred taxes and related financial statement disclosures. These deficiencies resulted in audit adjustments proposed by our external auditors affecting the financial statement balances of cost of sales; selling, general and administrative expenses; accounts receivable, amortization; income tax (benefit) expense accounts payable; intangible assets; deferred income tax assets and shareowners equity recorded in the financial statements as of December 29, 2007.

c)	We have segregation of duties control deficiencies over access to financial information technology systems that normally would be compensated by adequate processes, controls and management oversight within the financial close process noted under item b) above. The operating effectiveness of these compensating controls could not be relied on to mitigate the segregation of duties internal control deficiencies.

2. The Company identified a material weakness for the year ended December 30, 2006 and continues to report that it did not maintain effective controls over the appropriate review of contracts to evaluate their accounting treatment.

These material weaknesses could affect financial statement balances and could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for remediation of material weaknesses in 2008

In response to the identified material weaknesses, and with oversight from our Audit Committee, we are focused on improving internal controls over financial reporting and remedying the identified material weaknesses. Specific remediation activities include:

1. Material weakness related to financial closing process and reporting controls identified in 2007.

a)	We intend to continue to expand and strengthen our accounting and control staff by hiring additional qualified accounting and finance personnel and providing training to existing accounting staff in order to ensure complex accounting transactions are properly identified in a timely manner and accurately recorded.

b)	We will implement process and policy changes to the financial close and tax process to ensure that accounts are properly reconciled and analyzed, journal entries are properly authorized and recorded, significant financial statement accounts are properly and timely analyzed and income taxes are properly recorded and disclosed.

c)	We will reduce segregation of duties deficiencies over access to financial information systems to an acceptable level of risk and ensure compensating controls are operating effectively to mitigate any remaining segregation of duties risks.

2. Material weakness related to contracts identified in 2006.

a)	We will implement processes to ensure that all material contracts are identified and receive timely review by the appropriate accounting staff to evaluate the appropriate accounting treatment.

Update for remediated material weaknesses identified in 2006

As previously disclosed in Item 9A of our Annual Report on Form 10-K for year ended December 30, 2006, we determined our internal control over financial reporting was not effective due to the existence of material weaknesses.

a) Material weaknesses relating to inventory and segregation of duties

For the year ended December 30, 2006, we did not maintain effective controls over the completeness, accuracy, valuation and existence of inventory held by a supplier at the United Kingdom division and the valuation of credit notes due from that supplier. We did not maintain appropriate segregation of duties because an employee of the United Kingdom division negotiated and entered into purchase contracts while maintaining overall responsibility for the accounting for these transactions without appropriate review or monitoring.

In the year ended December 29, 2007, we made changes to strengthen internal controls and procedures in the areas of inventory and segregation of duties to remediate these material weaknesses. We have focused on monitoring adherence to our policies by assigning appropriate personnel to undertake responsibility for these controls. We also implemented a functional reporting structure intended to ensure appropriate segregation of duties. We tested the operating effectiveness of these changes in controls during the fourth quarter of 2007 and found them to be effective.

b) Material weakness relating to contracts

For the year ended December 30, 2006, we did not maintain effective internal controls over the procurement process, specifically the authorization and approval of contracts and timely communication of contracts to appropriate accounting personnel to evaluate their accounting treatment. These control deficiencies could affect financial statement balances of inventory, prepaids, property, plant and equipment and related depreciation, accounts payables and capital lease obligations.

In the year ended December 29, 2007, we continued to implement changes in our policies and procedures to ensure that all contracts are appropriately authorized. We implemented a functional reporting structure intended to ensure the appropriate approval of contracts and we tested the operating effectiveness of these changes in controls during the fourth quarter of 2007 and found them to be effective. As noted above, we continue to report a material weakness for the timely communication of contracts to appropriate accounting personnel to evaluate their accounting treatment.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy statement for the 2007 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 29, 2007. The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our definitive proxy statement for the 2008 Annual and Special Meeting of Shareowners. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

The Audit Committee of our Board of Directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.cott.com. The members of the Audit Committee are Philip B. Livingston (Chairman), David T. Gibbons, and Andrew Prozes. The Board of Directors has determined that our Audit Committee has a financial expert, Philip B. Livingston, an independent director.

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

Section 16(a) Beneficial ownership reporting compliance

The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our definitive proxy statement for the 2008 Annual Meeting of Shareowners, which will be filed within 120 days after December 29, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” section of our definitive proxy statement for the 2008 Annual Meeting of Shareowners, which will be filed within 120 days after December 29, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” the “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our definitive proxy statement for the 2008 Annual Meeting of Shareowners, which will be filed within 120 days after December 29, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our definitive proxy statement for the 2008 Annual Meeting of Shareowners, which will be filed within 120 days after December 29, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the “Auditors” section of our definitive proxy statement for the 2008 Annual Meeting of Shareowners, which will be filed within 120 days after December 29, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial statements:

(a) The documents filed as part of this report are as follows:

1. The consolidated financial statements and accompanying report of independent certified public accountants are listed in the Index to Financial Statements and are filed as part of this report.

2. Exhibits required by Item 601 of Regulation S-K are set forth on the “Exhibit Index.”

(b) Other Exhibits

No exhibits in addition to those previously filed or listed in item 15(a)(2) and filed herein.

(c) Not Applicable

2. Financial statement schedules:

Schedule II—Valuation and Qualifying Accounts

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
Brent D. Willis Chief Executive Officer

Date: March 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ BRENT D. WILLIS Brent D. Willis Chief Executive Officer (Principal Executive Officer)	Date: March 10, 2008	/s/ BETTY JANE HESS Betty Jane Hess Director	Date: March 10, 2008

/s/ JUAN FIGUEREO Juan Figuereo Chief Financial Officer (Principal Financial Officer)	Date: March 10, 2008	/s/ PHILIP B. LIVINGSTON Philip B. Livingston Director	Date: March 10, 2008

/s/ GREGORY LEITER Gregory Leiter Senior Vice President, Controller, and Assistant Secretary (Principal Accounting Officer)	Date: March 10, 2008	/s/ CHRISTINE A. MAGEE Christine A. Magee Director	Date: March 10, 2008

/s/ GEORGE A. BURNETT George A. Burnett Director	Date: March 10, 2008	/s/ ANDREW PROZES Andrew Prozes Director	Date: March 10, 2008

/s/ SERGE GOUIN Serge Gouin Director	Date: March 10, 2008	/s/ GRAHAM SAVAGE Graham Savage Director	Date: March 10, 2008

/s/ DAVID T. GIBBONS David T. Gibbons Director	Date: March 10, 2008	/s/ DONALD G. WATT Donald G. Watt Director	Date: March 10, 2008

/s/ STEPHEN H. HALPERIN Stephen H. Halperin Director	Date: March 10, 2008	/s/ FRANK E. WEISE Frank E. Weise Chairman, Director	Date: March 10, 2008

COTT CORPORATION

Report of management

The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles in the United States to reflect our financial position and our operating results. Financial information appearing throughout this Annual Report is consistent with that in the consolidated financial statements. Management is responsible for the information and representations in such consolidated financial statements, including the estimates and judgments required for their preparation.

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

For the year ended December 30, 2006, we identified material weaknesses in the areas of procurement contracts, segregation of duties with respect to the approval of contracts and inventory. The material weaknesses were remediated during 2007, except for the timely review of contracts by competent accounting personnel. For the year ended December 29, 2007, we identified material weaknesses in the areas of competent and trained finance personnel, tax processes, financial close and reporting processes and segregation of duties issues with respect to access to financial information technology systems. We continue to report a material weakness related to the timely review of contracts for appropriate accounting treatment. In response to the identified material weaknesses, and with oversight from our Audit Committee, we are focused on improving our internal controls over financial reporting and remedying the identified material weaknesses. The material weaknesses are disclosed in “Part II, Item 9A, Controls and Procedures.”

The report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, covering their audit of the consolidated financial statements and internal control over financial reporting as of December 29, 2007, December 30, 2006 and December 31, 2005, is included in this Annual Report. We used PricewaterhouseCoopers LLP for audit and tax compliance services in 2007 and plan to engage them only to provide these services in the future.

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

/S/ Brent D. Willis
Brent D. Willis Chief Executive Officer March 10, 2008

/S/ Juan Figuereo
Juan Figuereo Chief Financial Officer March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Shareowners of Cott Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of Form 10-K present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at December 29, 2007 and December 30, 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedules listed in the index appearing under Item 15 of Form 10-K present fairly, in all material respects, the information set therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the year-end financial closing process and reporting controls and the appropriate review of contracts to evaluate their accounting treatment described in management’s report existed as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Item 9A of Form 10-K. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 29, 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal controls over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. In addition, as discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123(R), “Share-Based Payments” which changed its method of accounting for stock-based compensation and the Company adopted SFAS 151, “Inventory Costs”.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We do not express an opinion or any other form of assurance on management’s statement referring to “Plan for Remediation of Material Weaknesses in 2008” appearing under Item 9A of Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Chartered Accountants, Licensed Public Accountants Toronto, Ontario
March 10, 2008

Cott Corporation

Consolidated Statements of (Loss) Income

	For the Years Ended
(In millions of U.S. dollars except per share data)	December 29, 2007	December 30, 2006	December 31, 2005
Revenue	$1,776.4	$1,771.8	$1,755.3
Cost of sales	1,578.0	1,554.9	1,505.8

Gross profit	198.4	216.9	249.5
Selling, general and administrative expenses	161.9	176.1	138.6
Loss on disposal of property, plant and equipment	0.2	—	1.5
Restructuring, asset and goodwill impairments and other charges— note 2
Restructuring	24.3	20.5	3.2
Asset impairments	10.7	15.4	27.6
Goodwill impairments	55.8	—	5.9
Other	—	2.6	0.8

Operating (loss) income	(54.5)	2.3	71.9
Other (income) expense, net—note 3	(4.7)	0.1	(0.7)
Interest expense, net—note 4	32.8	32.2	28.8
Minority interest	2.7	3.8	4.5

(Loss) income before income taxes	(85.3)	(33.8)	39.3
Income tax (benefit) expense—note 5	(13.9)	(16.3)	14.7

Net (loss) income	$(71.4)	$(17.5)	$24.6

Per share data—note 8
Net (loss) income per common share
Basic	$(0.99)	$(0.24)	$0.34
Diluted	(0.99)	(0.24)	0.34
Weighted average number of shares outstanding (in thousands)
Basic	71,831	71,726	71,628
Diluted	71,831	71,726	71,900

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(In millions of U.S. dollars)	December 29, 2007	December 30, 2006
Assets
Current assets
Cash	$27.4	$13.4
Accounts receivable, net—note 10	199.9	187.0
Income taxes recoverable	32.8	17.8
Inventories—note 11	130.1	131.2
Prepaid expenses and other assets	10.2	10.3
Deferred income taxes—note 5	2.5	11.7

Total current assets	402.9	371.4
Property, plant and equipment, net—note 13	388.4	360.2
Goodwill—note 14	108.3	158.4
Intangibles and other assets net—note 15	236.0	250.7
Deferred income taxes—note 5	13.3	—

Total assets	$1,148.9	$1,140.7

Liabilities
Current liabilities
Short-term borrowings—note 17	$137.0	$107.7
Current maturities of long-term debt—note 17	2.4	2.0
Accounts payable and accrued liabilities—note 16	199.9	186.5

Total current liabilities	339.3	296.2
Long-term debt—note 17	269.0	275.2
Other long-term liabilities—notes 2 and 19	18.1	—
Other tax liabilities—note 5	36.6	11.5
Deferred income taxes—note 5	34.1	48.2

Total liabilities	697.1	631.1
Minority interest	19.6	20.9
Commitments and Contingencies—Note 20

Shareowners’ Equity
Capital stock—note 18
Common shares, no par value—71,871,330 (2006 – 71,749,630) shares issued	275.0	273.4
Restricted shares—note 6	(0.4)	(0.7)
Additional paid-in-capital	32.2	29.8
Retained earnings	93.1	168.7
Accumulated other comprehensive income	32.3	17.5

Total shareowners’ equity	432.2	488.7

Total liabilities, minority interest and shareowners’ equity	$1,148.9	$1,140.7

Approved by the Board of Directors

/s/ Serge Gouin	/S/ Philip B. Livingston
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Shareowners’ Equity

(In millions of U.S. dollars)	Number of Common Shares (In thousands)	Common Shares	Restricted Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at January 1, 2005	71,440	$269.4	$—	$17.6	$161.6	$8.7	$457.3
Options exercised, including tax benefit of $0.8 million—note 6	272	3.6	—	0.8	—	—	4.4
Comprehensive income—note 7
Currency translation adjustment	—	—	—	—	—	(5.0)	(5.0)
Change in unrealized loss on cash flow hedges—note 12	—	—	—	—	—	0.6	0.6
Net income	—	—	—	—	24.6	—	24.6

Other comprehensive income							20.2

Balance at December 31, 2005	71,712	$273.0	$—	$18.4	$186.2	$4.3	$481.9
Options exercised, including tax benefit of nil	38	0.4	—	—	—	—	0.4
Restricted shares—note 6	—	—	(0.7)	—	—	—	(0.7)
Share-based compensation	—	—	—	11.4	—	—	11.4
Comprehensive loss—note 7
Currency translation adjustment	—	—	—	—	—	12.8	12.8
Change in unrealized loss on cash flow hedges—note 12	—	—	—	—	—	0.4	0.4
Net loss	—	—	—	—	(17.5)	—	(17.5)

Other comprehensive loss							(4.3)

Balance at December 30, 2006	71,750	$273.4	$(0.7)	$29.8	$168.7	$17.5	$488.7

Options exercised, including tax benefit of nil	53	0.5	—	—	—	—	0.5
Common shares issued—note 6	68	1.1					1.1
Restricted shares—note 6	—	—	0.3	—	—	—	0.3
Share-based compensation—note 6	—	—	—	3.9	—	—	3.9
Reclassified share-based compensation to liabilities—note 6	—	—	—	(0.4)	—	—	(0.4)
Adjustment for adoption of FASB Interpretation No. 48—note 5	—	—	—	(4.6)	(4.2)	—	(8.8)
Adjustment for adoption of SFAS 158	—	—	—	—	—	(2.2)	(2.2)
Change in uncertain tax positions—note 5	—	—	—	3.5	—	—	3.5
Comprehensive loss—note 7
Currency translation adjustment	—	—	—	—	—	17.9	17.9
Pension liabilities—note 19	—	—	—	—	—	(0.9)	(0.9)
Net loss	—	—	—	—	(71.4)	—	(71.4)

Other comprehensive loss							(54.4)

Balance at December 29, 2007	71,871	$275.0	$(0.4)	$32.2	$93.1	$32.3	$432.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

	For the Years Ended
(In millions of U.S. dollars)	December 29, 2007	December 30, 2006	December 31, 2005
OPERATING ACTIVITIES
Net (loss) income	$(71.4)	$(17.5)	$24.6
Depreciation and amortization	71.7	86.8	70.2
Amortization of financing fees	1.8	1.1	0.8
Share-based compensation—note 6	4.2	11.4	—
Deferred income taxes—note 5	0.1	(6.6)	(6.5)
Change in other income tax liabilities	0.9	—	—
Minority interest	2.7	3.8	4.5
Loss on disposal of property, plant and equipment	0.2	—	1.5
Gain on repurchase of notes	(0.4)	—	—
Asset and goodwill impairments	66.5	15.4	33.5
Lease contract termination loss	12.5	7.7	—
Lease contract termination payments	(7.7)	—	—
Other non-cash items	(0.1)	4.3	1.5
Net change in non-cash working capital
Accounts Receivable	(7.3)	9.9	(5.0)
Inventories	7.0	15.2	(15.4)
Prepaid and other assets	0.8	0.5	0.5
Accounts payable and accrued liabilities	13.0	(22.6)	18.9
Income taxes recoverable	(15.0)	—	—

Cash provided by operating activities	79.5	109.4	129.1

INVESTING ACTIVITIES
Additions to property, plant and equipment	(73.3)	(35.1)	(75.8)
Additions to intangibles and other assets	(3.9)	(13.0)	(9.0)
Proceeds from disposition of property, plant and equipment	1.3	1.6	2.2
Acquisition of businesses and business assets	(2.2)	—	(135.1)

Cash used in investing activities	(78.1)	(46.5)	(217.7)

FINANCING ACTIVITIES
Payments of long-term debt	(8.3)	(1.0)	(0.9)
Short-term borrowings (repayments)	23.1	(65.9)	91.8
Long-term borrowings	1.4	—	—
Distributions to subsidiary minority shareowner	(3.9)	(5.4)	(5.8)
Issue of common shares	0.5	0.4	3.6
Financing costs	—	—	(3.8)
Other financing activities	(0.4)	0.6	(0.4)

Cash provided by (used in) financing activities	12.4	(71.3)	84.5
Effect of exchange rate changes on cash	0.2	0.1	(0.8)

Net increase (decrease) in cash	14.0	(8.3)	(4.9)
Cash, beginning of year	13.4	21.7	26.6

Cash, end of year	$27.4	$13.4	$21.7

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Description of Business

We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink provider. In addition to carbonated soft drinks (“CSD”), our product lines include clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas.

Liquidity

During the second and fourth quarters of 2007 we negotiated amendments to financial covenants on our senior secured credit facilities. These amendments were necessary to allow us to maintain compliance with our covenants during 2007. While we were in compliance with the amended covenants as of December 29, 2007, we expect that we may not be able to comply with the financial covenants of our senior secured credit facilities in the first quarter of 2008. We believe we will be able to either negotiate another amendment with our current lender, or obtain a replacement facility as discussed in the following paragraph.

We are currently in the process of negotiating a new asset based lending credit facility (“ABL”) that would be secured by substantially all of our assets, including accounts receivable, inventory and property, plant and equipment. The proposed new ABL facility would likely be a five year revolving senior secured credit facility of up to $250 million and we are endeavoring to close the facility by the end of the fiscal quarter ending March 29, 2008, although there can be no assurance we will. As of March 10, 2008 there are $170 million of preliminary lending commitments from five major financial institutions, which amount would be sufficient to retire the amounts currently outstanding under the existing senior secured credit facilities. Completion of the new ABL is subject to customary documentation requirements of the financial institutions and negotiation of final pricing, and there can be no assurance that we will reach agreement with the financial institutions. The proposed new ABL facility is expected to replace our senior secured credit facility and receivables securitization facility.

If we are not able to refinance our existing facilities with the proposed ABL facility, we believe we can reach an agreement with our lenders on a new amendment to our covenants on terms that are acceptable to us as we have been able to do in previous quarters, although there can be no assurance that we will. A covenant default in our senior secured credit facilities would permit our senior secured lenders to demand or accelerate payment. A demand or acceleration of payment of our senior secured credit facilities would result in a default of our 8% senior subordinated notes due in 2011 and in such event, the trustee or the holders of at least 25% of principal amount of the then outstanding notes may declare the notes due and payable. If the notes are declared due and payable, they would be classified as a current liability. If we are not able to obtain the ABL facility and our current lenders do not agree to amend our covenants on terms acceptable to us, we would seek to obtain new facilities and we would expect to incur additional fees and higher interest costs.

Note 1—Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the U.S.

Corporate and other operating segments presented in prior year’s financial statement disclosures have been incorporated into the North America operating segment for 2007. Comparative amounts in prior years have been reclassified to conform to the financial statement presentation adopted in the current year.

Basis of consolidation

The financial statements consolidate our accounts and our wholly-owned and majority-owned subsidiaries where we are exposed to the majority of the expected losses or returns. All intercompany transactions and accounts have been eliminated in consolidation.

Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We review long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Determining whether impairment has occurred requires various estimates and assumptions including estimates of cash flows that are directly related to the potentially impaired asset, the useful life over which cash flows will occur and their amounts. The measurement of an impairment loss requires an estimate of fair value, which is based on cash flow estimates and the application of an appropriate discount rate.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2007, the FASB proposed FASB Staff Position (“FSP”) FAS 157-b, “Effective Date of FASB Statement No. 157,” to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The comment deadline for FSP FAS 157-b was January 16, 2008. In November 2007, the FASB issued proposed FSP SFAS 157-a, “Application of FASB Statement No. 157 to FASB Statement No. 13 And Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions.” The comment deadline on this proposed FSP was January 4, 2008. The ultimate outcome of these recent developments is currently unknown.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

Revenue recognition

We recognize revenue, net of sales returns, when ownership passes to customers for products manufactured in our own plants and/or by third parties on our behalf, and when prices to our customers are fixed and collection is reasonably assured. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue. Although we accept returns of products from our customers occasionally, such returns, historically, have not been material.

Sales incentives

We participate in various incentive programs with our customers including volume based incentives, promotional allowance incentives and contractual rebate incentives. Sales incentives are deducted from revenue. Sales incentives, based on our customers achieving volume targets or remaining loyal for a period of time, are accrued as the incentives are earned and are based on management’s estimate of the total rebate the customer is expected to earn and claim. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals accordingly.

Cost of sales

We record shipping and handling and finished goods inventory costs in cost of sales. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Selling, general and administrative expenses

We record all other expenses not charged to production as selling, general and administrative expenses.

Share-based compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payments” (“SFS 123R”), using the modified prospective approach and therefore have not restated results for prior periods. Under the modified prospective approach, share-based compensation expense for the year ended December 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. We estimated the forfeiture rate for fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years.

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

Effective January 1, 2006, we adopted SFAS No. 151, “Inventory Costs.” The statement requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. Unallocated overheads resulting from abnormally low production and certain other costs are to be recognized as an expense in the period in which they are incurred. There was no material impact from the adoption of this standard.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and equipment	7 to 15 years
Furniture and fixtures	3 to 10 years
Plates and films	Up to 5 years

Leasehold improvements are amortized using the straight-line method over the remaining life of the lease. Maintenance and repairs are charged to operating expense when incurred.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment. Any impairment loss is recognized in income. In accordance with SFAS 142, we evaluate goodwill for impairment on a reporting unit basis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying amount. Where the carrying amount is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying amount of that goodwill to determine the impairment loss. Any impairment in value is recognized in net (loss) income.

We measure the fair value of reporting units using the income approach, which is based on discounted future cash flow. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market and the discount rate is based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment.

Each year we re-evaluate the assumptions used to reflect changes in the business environment. Based on the evaluation performed this year, we determined that the fair values of our reporting units, except for the United States reporting unit, exceeded their carrying amounts and as a result further impairment testing was not required. We determined that as of December 29, 2007 our U.S. reporting unit’s goodwill was impaired based on our estimate of its fair value. This was due to continuing declines in the CSD market in the United States, which resulted in a decline in revenues a disclosed in Note 9. Allocating this fair value to the assets and liabilities to the U.S. reporting unit resulted in a $55.0 million goodwill impairment charge. We also determined that $0.8 million of goodwill related to the Revelstoke, British Columbia operation was also impaired resulting from the decision to dispose of that operation.

Intangibles and other assets

Issuance costs for credit facilities and long-term debt are deferred and amortized over the term of the credit agreement or related debt, respectively.

Rights to manufacture concentrate formulas, with all the related inventions, processes and technical expertise, are recorded as intangible assets at the cost of acquisition. The rights are not amortized because their useful lives extend indefinitely. We compare the carrying amount of the rights to their fair value, at least annually, and recognize in net (loss) income any impairment in value.

Customer relationships are amortized over periods of up to 15 years. Trademarks are recorded at the cost of acquisition and are amortized over periods up to 15 years. Any impairment in customer relationships and trademarks is reported in net (loss) income. We assess the life of definite lives intangibles annually and their lives are adjusted based on our assessment.

Information technology includes computer software and licenses, computer programs and information systems, which are amortized over a period of 3 to 5 years.

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets whenever adverse events or changes in the business climate indicate that the expected undiscounted future cash flows from the related category of assets may be less than previously anticipated. If the net book value of the related category of assets exceeds the undiscounted future cash flows of the category of assets, or if we believe certain asset’s future utilization is impaired, the carrying amount would be reduced to the fair value and an impairment loss would be recognized. This analysis requires us to make significant estimates and assumptions in projecting future cash flows, and changes in facts and circumstances could result in material changes in the amount of any impairment losses.

We assess whether there has been an impairment of long-lived assets and definite lived intangibles in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying amount. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses.

Foreign currency translation

The assets and liabilities of foreign operations, all of which are self-sustaining, are translated at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the period. The resulting gains or losses are recorded in accumulated comprehensive income under shareowners’ equity.

Taxation

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the accounting values of assets and liabilities and their related tax bases using currently enacted income tax rates. A valuation allowance is established to reduce deferred income tax assets if, on the basis of available evidence, it is not more likely than not that all or a portion of any deferred tax assets will be realized. We classify interest on tax deficiencies and income tax penalties as provision for income taxes.

Effective December 31, 2006, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. The Interpretation requires that differences between the amounts recognized prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings and other shareowner equity accounts. As a result of adopting FIN 48 as of the beginning of our 2007 fiscal year we recognized a $4.2 million decrease to retained earnings and $4.6 million decrease in additional paid-in-capital to recognize the cumulative effect of adoption.

Under FIN 48, we account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

Transfers of financial assets

We account for accounts receivables sold through our receivable securitization facility in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Related Repurchase Agreements.” The transactions are accounted for as short-term borrowings as we have not surrendered control of the receivables. The accounts receivables and related debt have both been recorded in the consolidated financial statements.

Accumulated Other Comprehensive income (loss)

Accumulated other comprehensive income is comprised of net (loss) income adjusted for changes in the cumulative foreign currency translation adjustment account, unfunded status of defined benefit pension plans, and unrealized gains/losses on cash flow hedges.

Pension Costs

We record annual amounts relating to defined benefit pension plans based on calculations under SFAS No. 87 “Employers Accounting for Pensions” (“SFAS 87”) which include various actuarial assumptions such as discount rates and assumed rates of return depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

Note 2—Restructuring, Asset and Goodwill Impairments and Other Charges

	For the years ended
(In millions of U.S. dollars)	December 29, 2007	December 30, 2006	December 31, 2005
Restructuring	$24.3	$20.5	$3.2
Asset impairments	10.7	15.4	27.6
Goodwill impairments	55.8	—	5.9
Other	—	2.6	0.8

	$90.8	$38.5	$37.5

In September 2005 we announced our plan to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate under-performing assets and increase focus on high potential accounts.

In conjunction with this plan, we closed our Lachine, Quebec juice plant (“Lachine”) in February 2006 and in March 2006 we closed our Columbus, Ohio soft drink plant and warehouse (“Columbus”) to bring production capacity in line with the needs of our customers.

In July 2006, we announced the realignment of the management of our United Kingdom (“U.K.”) and Europe business, our Mexican business, our Royal Crown International business and our business in Asia to an International basis, in order to focus on customer management, channel development, sales and marketing.

In addition, in October 2006, we announced the closures of our manufacturing plant in Elizabethtown, Kentucky (“Elizabethtown”) and our manufacturing plant and warehousing operations in Wyomissing, Pennsylvania (“Wyomissing”). We ceased production at both plants on December 30, 2006, and have reallocated production volume to other manufacturing sites in North America. The Wyomissing warehouse was still in operation as of December 30, 2006, and was closed in 2007.

In December 2007, we determined that certain hot fill equipment at one of our co-packers was no longer usable and we have placed this equipment up for sale and recorded an impairment loss of $7.2 million. We also decided to dispose of one of our unprofitable plants located in Revelstoke, British Columbia (“Revelstoke”) and recorded a related impairment loss of $2.6 million.

The following table is a summary of our cash restructuring charges through the year ended December 29, 2007:

(In millions of U.S. dollars)	Balance at January 1, 2006	Charged to Costs and Expenses	Payments made during the year	Balance at December 30, 2006	Charged to Costs and Expenses	Payments made during the year	Balance at December 29, 2007
Severance and termination benefits	$1.0	$12.1	$(7.7)	$5.4	$11.8	$(15.1)	$2.1
Lease contract termination loss	—	7.7	(0.4)	7.3	12.5	(7.7)	12.1
Other	—	0.7	(0.7)	—	—	—	—

	$1.0	$20.5	$(8.8)	$12.7	$24.3	$(22.8)	$14.2

As at December 29, 2007, $12.1 million (December 30, 2006—nil) of the contract lease termination loss liability has been recorded as other long-term liabilities and $2.1 million of severance and termination benefits and lease contract termination loss liability (December 30, 2006—$12.7 million) has been classified as accounts payable and accrued liabilities.

The following table is a summary of our cash restructuring charges for the year ended December 31, 2005:

(In millions of U.S. dollars)	Balance at January 2, 2005	Charged to Costs and Expenses	Payments made during the year	Balance at December 31, 2005
Severance and termination benefits	$—	$2.6	$(1.6)	$1.0
Lease contract termination loss	—	0.6	(0.6)	—

	$—	$3.2	$(2.2)	$1.0

Year ended December 29, 2007

The following table sets out our restructuring, asset impairments and goodwill impairments for the year ended December 29, 2007.

(In millions of U.S. dollars)	Total
Restructuring	$24.3
Asset impairments	10.7
Goodwill impairments	55.8

$90.8

Restructuring—We recorded restructuring charges of $24.3 million for severance, contract and lease termination costs relating to severance relating to organizational streamlining.

Asset impairments—We recorded an impairment loss of $10.7 million, which is comprised of $0.9 million for certain software assets, $2.6 million for property, plant and equipment related to the disposal of the Revelstoke facility and $7.2 million for certain equipment at a co-packer.

Goodwill impairments—We recorded an impairment loss of $55.8 million, which is comprised of $0.8 million for the disposal of the Revelstoke facility and $55.0 million for the United States reporting unit as disclosed in Note 1.

Year ended December 30, 2006

The following table sets out our restructuring, asset impairments and other charges on a segmented basis for the year ended December 30, 2006.

(In millions of U.S. dollars)	North America	Inter- national	Total
Restructuring	$19.8	$0.7	$20.5
Asset impairments	15.4	—	15.4
Other	—	2.6	2.6

	$35.2	$3.3	$38.5

Restructuring—We recorded restructuring charges of $20.5 million including $14.7 million for severance and contract termination costs relating to the closures of Columbus, Lachine, Elizabethtown and Wyomissing, $0.9 million of other severance costs relating to sales and marketing employees and $4.2 million for severance relating to organizational streamlining. The remaining restructuring cost of $0.7 million related to consulting fees incurred in connection with restructuring activities.

Asset impairments—We recorded an impairment loss of $15.4 million, which was comprised of $14.2 million for property, plant and equipment related to the closures of Elizabethtown and Wyomissing, $1.6 million for property, plant and equipment, customer list and information technology software related to the closure of Columbus and $0.1 million for property, plant and equipment relating to Lachine, net of a $0.5 million recovery from the sale of other assets.

Other—Other items are primarily legal and consulting fees relating to the U.K. Competition Commission review of our acquisition of 100% of the shares of Macaw (Holdings) Limited (now known as Cott Nelson (Holdings) Limited), the parent company of Macaw (Soft Drinks) Limited (now known as Cott (Nelson) Limited) (the “Macaw Acquisition”) in the U.K. On April 28, 2006, we received final clearance of the Macaw Acquisition from the Competition Commission.

Year ended December 31, 2005

The following table sets out our restructuring, asset impairments and other charges on a segmented basis for the year ended December 31, 2005.

(In millions of U.S. dollars)	North America	Inter- national	Total
Restructuring	$3.2	$—	$3.2
Asset impairments	27.8	(0.2)	27.6
Goodwill impairment	5.9	—	5.9
Other	—	0.8	0.8

	$36.9	$0.6	$37.5

Restructuring—Restructuring charges for the year ended December 31, 2005 were comprised of severance and contract termination costs relating to the North American realignment plan.

Asset impairments—Asset impairments for the year ended December 31, 2005 were comprised of write-down of a customer relationship intangible asset of $20.0 million as well as write-down of property, plant and equipment, net of $7.6 million and goodwill of $5.9 million in connection with the closure of Lachine and Columbus.

Other—Other costs of $0.8 million related primarily to legal fees for the U.K Office of Fair Trading and Competition Commission reviews of the Macaw Acquisition.

Note 3—Other (Income) Expense, Net

	For the years ended
(In millions of U.S. dollars)	December 29, 2007	December 30, 2006	December 31, 2005
Foreign exchange gains	$(4.4)	$(0.1)	$(0.5)
Gain on purchase of 8% senior subordinated notes	(0.4)	—	—
Other loss (gain)	0.1	0.2	(0.2)

Other (income) expense, net	$(4.7)	$0.1	$(0.7)

Note 4—Interest Expense, Net

	For the years ended
(In millions of U.S. dollars)	December 29, 2007	December 30, 2006	December 31, 2005
Interest on long-term debt	$23.8	$23.0	$23.1
Other interest expense	9.8	10.3	6.2
Interest income	(0.8)	(1.1)	(0.5)

Interest expense, net	$32.8	$32.2	$28.8

Interest paid for the year ended December 29, 2007 was approximately $33.3 million ($32.1 million—December 30, 2006; $27.2 million—December 31, 2005).

Note 5—Income Taxes

(Loss) income before income taxes consisted of the following:

	For the years ended
(In millions of U.S. dollars)	December 29, 2007	December 30, 2006	December 31, 2005
Canada	$10.3	$7.3	$(10.2)
Outside Canada	(95.6)	(41.1)	49.5

(Loss) income before income taxes	$(85.3)	$(33.8)	$39.3

Income tax (benefit) expense consisted of the following:

	For the years ended
(In millions of U.S. dollars)	December 29, 2007	December 30, 2006	December 31, 2005
Current
Canada	$(7.1)	$—	$0.2
Outside Canada	(3.6)	(9.7)	21.0

	$(10.7)	$(9.7)	$21.2

Deferred
Canada	$—	$0.4	$0.8
Outside Canada	(3.2)	(7.0)	(7.3)

	$(3.2)	$(6.6)	$(6.5)

Income tax (benefit) expense	$(13.9)	$(16.3)	$14.7

Income tax refunds received for the year ended December 29, 2007 were $0.2 million (income tax payments made during the years were $7.7 million—December 30, 2006 and $14.3 million—December 31, 2005).

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the years ended
(In millions of U.S. dollars)	December 29, 2007	December 30, 2006	December 31, 2005
Income tax provision based on Canadian statutory rates	$(29.2)	$(11.6)	$13.6
Foreign tax rate differential	(4.4)	2.0	—
Inter-company debt structure	(3.7)	(4.5)	(2.0)
Increase (decrease) in valuation allowance	21.2	(3.5)	21.0
(Decrease) increase to reserve	(0.9)	0.8	(21.9)
Change in enacted tax rates	(0.9)	—	—
Non-deductible goodwill impairment	6.0	—	—
Other items	(2.0)	0.5	4.0

Income tax (benefit) expense	$(13.9)	$(16.3)	$14.7

As a result of a change in our estimated tax liabilities, we decreased our reserves by $0.9 million.

In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of the beginning of our 2007 fiscal year and, as a result, recognized a $4.2 million decrease to retained earnings and $4.6 million decrease in additional paid-in-capital to recognize the cumulative effect of adoption.

As of the beginning of our 2007 fiscal year, we recorded a liability for uncertain tax positions in our Consolidated Balance Sheet of $30.2 million. This liability consists of the $4.2 million and $4.6 million decreases in retained earnings and additional paid-in-capital, respectively, $11.5 million of amounts reclassified from income taxes recoverable and deferred income tax liabilities and $9.8 million recognition of deferred income tax assets. As of December 30, 2006, we accrued approximately $3.0 million of interest and penalties, which are included in Other Tax Liabilities. The total amount of gross unrecognized tax benefits as of December 30, 2006 was $30.0 million, of which $25.4 million would, if recognized, impact our effective tax rate over time. As of December 29, 2007, we had total gross unrecognized tax benefits of $25.1 million, of which $24.1 million would, if recognized, impact our effective tax rate over time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions of U.S. dollars)
Balance at December 31, 2006	$30.0
Additions based on tax positions taken during a prior period	5.3
Reductions based on tax positions taken during a prior period	(14.2)
Additions based on tax positions taken during the current period	5.6
Reductions related to a lapse of applicable statute of limitations	(3.5)
Foreign exchange	1.9

Balance at December 29, 2007	$25.1

For the fiscal year ended December 29, 2007, we recognized $4.4 million of interest and penalties in the provision for income taxes and $7.4 million of interest and penalties in the balance sheet as of December 29, 2007. We have classified the interest and penalties as income tax expense.

We are currently under audit by the Canada Revenue Agency for tax years 2000 through 2004 and by the Internal Revenue Service for tax years 2000 through 2004. The amounts that may ultimately be payable by us as a result of these audits are uncertain. We believe that the amounts provided for the outcome of these audits in our tax liabilities are adequate and it is reasonably possible a reduction in unrecognized tax benefits, interest and penalties in the next 12 months of between $0.3 million to $19.5 million. We expect our estimates of tax liabilities for these audits may change in the next 12 months as we anticipate these matters to be settled by then. As of December 29, 2007, the tax years prior to 1997 are closed to examination by major tax jurisdictions.

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(In millions of U.S. dollars)	December 29, 2007	December 30, 2006
Deferred tax assets
Loss carryforwards	$27.2	$1.0
Property, plant and equipment	—	16.1
Liabilities and reserves	6.9	11.5
Other	5.5	0.1

	39.6	28.7

Deferred tax liabilities
Property, plant and equipment	(31.3)	(31.4)
Intangible assets	(5.4)	(16.3)

	(36.7)	(47.7)

Valuation allowance	(21.2)	(17.5)

Net deferred tax liability	$(18.3)	$(36.5)

The deferred tax assets and liabilities have been classified as follows on the consolidated balance sheet:

(In millions of U.S. dollars)	December 29, 2007	December 30, 2006
Deferred income tax assets:
Current	$2.5	$11.7
Long-term	13.3	—
Deferred income tax liabilities:
Long-term	(34.1)	(48.2)

Net deferred tax liability	$(18.3)	$(36.5)

As of December 29, 2007, operating loss carryforwards total $232.2 million, consisting of amounts attributed to Canada of $115.2 million, amounts attributed to U.S. Federal taxable income of $29.4 million and amounts attributed to U.S. state taxable income of $87.6 million. These loss carryforwards expire as follows:

(In millions of U.S. dollars)
2008	$63.8
2009	51.4
2010	—
2011	2.2
2012	9.4
After 2012	105.4

$232.2

Note 6—Share-based Compensation

As of December 29, 2007, we had five share-based compensation plans, which are described below. The share-based compensation plans have been approved by the shareholders, except for our Common Share Option Plan, which was adopted prior to our initial public offering. Subsequent amendments that required shareowner approval have been so approved.

For the year ended December 29, 2007 and December 30, 2006, net (loss) income includes stock compensation expense of $4.2 million, or $2.5 million net of tax recovery of $1.5 million ($0.03 per basic and diluted share) and $11.4 million, or $8.4 million net of tax recovery of $3.0 million ($0.12 per basic and diluted share), respectively. There was no effect on cash from operating or financing activities from the adoption of SFAS 123R.

The table below summarizes the compensation expense for the year ended December 29, 2007 and the unrecognized compensation expense on non-vested awards at that date. This compensation expense was recorded in selling, general and administrative expenses.

(In millions of U.S. dollars)	Compensation expense	Unrecognized compensation expense	Years expected to recognize compensation
Stock options	$3.3	$1.1	0.6
Performance share units	(1.2)	—	—
Share appreciation rights	0.7	1.5	1.8
Other	1.4	1.9	1.4

Total	$4.2	$4.5

The table below summarizes the compensation expense for the year ended December 30, 2006 and the unrecognized compensation expense on non-vested awards at that date.

(In millions of U.S. dollars)	Compensation expense	Unrecognized compensation expense
Stock options	$9.7	$5.2
Performance share units	1.2	5.7
Share appreciation rights	0.3	1.4
Other	0.2	0.7

Total	$11.4	$13.0

The fair value of each option and share appreciation rights grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions are based on three factors: risk-free interest rate, expected term and expected volatility. The risk-free interest rate is based on the implied yield available on zero coupon Government of Canada bonds with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on a combination of historical volatility of our stock and the implied volatility of our traded options.

Common Share Option Plan

Under the 1986 Common Share Option Plan, as amended, we have reserved a total of 14.0 million common shares for future issuance. Options are granted at a price not less than the fair market value of the shares on the date of grant. As of December 29, 2007, there were 5.9 million shares available for issuance.

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

Prior to adopting SFAS 123R, we accounted for our share-based payment awards using the intrinsic value method under Accounting Principles Board No. 25. “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, we did not record compensation expense for common share options as awards under this plan were granted with exercise prices equal to the closing price for our common stock on the Toronto Stock Exchange on the last day of trading immediately before the date of award.

The pro forma table below reflects net earnings and basic and diluted net earnings per share as if a fair value based method had been applied to all awards, as follows:

(In millions of U.S dollars, except per share amounts)	December 31, 2005
Net income
As reported	$24.6
Proforma compensation expense, net of tax (December 31, 2005—$2.5 million)	(7.3)

Pro forma	$17.3

Net income per common share—basic
As reported	$0.34
Pro forma	$0.24

Net income per common share—diluted
As reported	$0.34
Pro forma	$0.24

The pro forma compensation expense has been tax effected to the extent it relates to stock options granted to employees in jurisdictions where the related benefits are deductible for income tax purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	December 29, 2007	December 30, 2006	December 31, 2005
Risk-free interest rate	4.73%	3.3% – 3.9%	3.3% – 3.9%
Average expected life (years)	3	4	4
Expected volatility	37.4%	40.0%	40.0% – 45.0%
Expected dividend yield	—	—	—

Options representing 50,000 shares were issued during the year ended December 29, 2007 at an exercise price of C$18.48 per share. The fair value of each option grant is estimated to be C$5.70 using the Black-Scholes option pricing model. These grants were fully vested at the time of the grant and therefore the entire amount was recorded as share-based compensation during the second quarter of 2007. There were no options granted during the year December 30, 2006. The weighted average fair value of options granted in 2005 was C$9.55 per option.

Option activity was as follows:

	Shares	Weighted average exercise price (C$)	Weighted average remaining contractual term	Aggregate intrinsic value (C$)
	(in thousands)			(in thousands)
Balance at January 1, 2005	4,206	$30.90	5.1	$11,584
Granted	1,309	$29.07
Exercised	(272)	$15.65
Forfeited or expired	(639)	$33.23

Balance at December 31, 2005	4,604	$30.69	4.8	$1,099
Exercised	(38)	$13.61
Forfeited or expired	(1,871)	$32.53

Balance at December 30, 2006	2,695	$29.65	3.6	$746
Granted	50	$18.48
Exercised	(53)	$9.87
Forfeited or expired	(324)	$28.46

Balance at December 29, 2007	2,368	$30.03	2.7	$—

Vested and expected to vest at December 29, 2007	2,349	$30.06	2.5	$—

Exercisable at December 29, 2007	2,179	$30.39	2.5	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on December 29, 2007, which was C$6.58 (December 29, 2006—C$16.69; December 30, 2005—C$17.23), and the exercise price, multiplied by the number of in-the-money stock options as of the same date. The total intrinsic value of stock options exercised during the year ended December 29, 2007 was $0.4 million (December 30, 2006—$0.1 million; December 31, 2005 – $0.4 million).

Total compensation cost related to non-vested awards not yet recognized is $1.1 million. The weighted average period over which this is expected to be recognized is 0.6 years. The total fair value of shares that vested during the year ended December 29, 2007 was $3.3 million.

Outstanding options at December 29, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (C$)	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Exercise Price (C$)	Number Exercisable	Weighted Average Exercise Price (C$)
	(in thousands)			(in thousands)
$ 9.55—$19.35	461	1.4	$16.36	405	$16.05
$20.85—$29.95	700	3.4	$28.24	573	$28.13
$30.25—$37.53	606	2.1	$31.46	600	$31.46
$40.14—$43.64	601	3.3	$41.14	601	$41.14

	2,368	2.7	$30.03	2,179	$30.39

Long—Term Incentive Plans

During the second quarter of 2006, our shareowners approved and adopted two long-term incentive plans for 2006 and future periods, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”). The PSU Plan and SAR Plan were amended and restated in the second quarter of 2007.

Amended and Restated PSU Plan

Under the Amended and Restated PSU Plan, performance share units (“PSUs”) may be awarded to employees of our Company and its subsidiaries. The value of an employee’s award under our PSU Plan will depend on (i) our performance over a three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors. PSUs granted will vest over a term not to exceed three fiscal years. The amendments to the PSU Plan clarify the authority of our Board of Directors to accelerate the vesting of all or a portion of the unvested PSU Plan units of all of or any of the participants under the PSU Plan on a Change of Control (as such term is defined in the PSU Plan) irrespective of whether termination has occurred and allow for early funding by us under the PSU Plan.

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

The following table summarizes the number of PSUs awarded during 2007 and the value if the targets under the PSU Plan are met:

	Number of PSUs to be expensed if performance targets are met	Target Value per PSU (C$)	Total Value at date of award if performance targets are met	Total Value at date of award if performance targets are met
	(In thousands)		(In millions of C$)	(In millions of U.S.$)
Awarded
July 18, 2007	26	$16.16	$0.4	$0.4
July 16, 2007	4	16.59	0.1	0.1
June 25, 2007	13	14.80	0.2	0.2
June 13, 2007	27	15.92	0.4	0.4
May 7, 2007	14	17.86	0.2	0.2
March 26, 2007	44	16.13	0.7	0.6
February 16, 2007	562	17.08	9.6	8.3

Total	690		$11.6	$10.2

The number of PSUs awarded and target values per PSU noted above are based on an assumption that our performance targets will be achieved. The number of units and target values can vary from 0 to 150% depending on the level of performance achieved relative to the performance target. Subject to the terms of the PSU Plan, the vesting date for the PSUs awarded in fiscal 2006 and 2007 will be December 27, 2008 and December 26, 2009, respectively. The target values per PSU noted in the table above were determined based on the closing market price of our common shares on the Toronto Stock Exchange (“TSX”) on the last trading day prior to the award date. During the quarter ended September 29, 2007, we concluded that it was no longer probable that our performance targets will be achieved and no longer expect that any PSUs awarded will ultimately vest. Accordingly, we recorded an adjustment to reverse $1.2 million in compensation costs related to these units that had been recorded to date. As of December 29, 2007, the estimated value of these units was nil and we do not anticipate awarding any further PSUs under the PSU Plan.

During 2007 as compared to 2006, the PSU and SAR activity was as follows:

(In thousands)	Number of PSUs	Number of SARs
Balance at December 31, 2005	—	—
Awarded	598	465
Forfeited	(67)	(55)

Balance at December 30, 2006	531	410
Awarded	690	218
Forfeited	(361)	(6)

Outstanding at December 29, 2007	860	622

In connection with the termination of certain employees announced on June 29, 2007, during the three months ended September 29, 2007, we made a cash payment of $1.6 million to such employees, which amount is equal to the value (based on the closing price of our stock on the TSX on the applicable date of termination) representing the pro rata portion of PSUs awarded to each terminated employee in 2006 and 2007.

During the first quarter of 2007, we awarded to our employees 217,836 SARs having a fair value of $1.0 million. Subject to the terms of the SAR Plan, the vesting dates for the SARs awarded in fiscal 2006 and 2007 will be July 26, 2009, October 25, 2009 and February 19, 2010.

The fair value of the SARs grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	December 29, 2007	December 30, 2006
Risk-free interest rate	5.05%	5.05%
Average expected life (years)	4	4
Expected volatility	33.9%	33.9%
Expected dividend yield	—	—

Other Share-Based Compensation

In 2006, Brent Willis, our Chief Executive Officer, received a net cash award of $0.9 million at commencement of employment to purchase shares of the Company. The purchased shares must be held for a minimum of three years and must be transferred to the Company (or as the Company may otherwise direct) for no additional consideration on a prorated basis if the service condition of three years is not met. This award is recognized as compensation expense over the vesting period. For 2007, $0.3 million (December 30, 2006—$0.3 million) was recorded as compensation expense and the remaining balance is classified as restricted shares which is a reduction in shareowners’ equity. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. Compensation costs of $1.1 million (December 30, 2006—$0.7 million) were expensed as compensation expense in 2007 with respect to this grant. On May 16, 2007, one third of his grant vested and, as a result, he received 68,000 common shares, which has been recognized as an issuance of share capital.

In the second quarter of 2007, our shareowners approved an executive compensation plan which allows officers and senior management executives as designated by the Compensation Committee to elect to receive their performance bonus (or a portion thereof), provided that the performance targets are met as:

•	a cash payment or

•

common shares of the Company. If the employee elects to receive common shares of the Company, the Company will provide to the employee an equal number of shares, which vest in three years (“Match Portion”).

Upon confirmation of the employee achieving the performance targets, the Company will make a cash payment to the Trust to acquire common shares of the Company. The Match Portion of the performance bonus will be contributed upon completion of the three year service period. The Match Portion of the performance bonus is estimated based on the employee’s election and will be amortized over the service period of four years. The Company expensed $0.2 million in the current year related to the 2007 performance bonus and the remaining $1.0 million will be amortized over the remaining three years. At December 29, 2007, the plan has been accounted for as a liability in accordance with SFAS 123R.

Note 7—Comprehensive (Loss) Income

	For the years ended
(In millions of U.S. dollars)	December 29, 2007	December 30, 2006	December 31, 2005
Net (loss) income	$(71.4)	$(17.5)	$24.6
Foreign currency translation gain (loss)	17.9	12.8	(5.0)
Pension liabilities	(0.9)	—	—
Change in unrealized gain on cash flow hedges	—	0.4	0.6

	$(54.4)	$(4.3)	$20.2

Note 8—Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, that would occur if in-the-money stock options were exercised.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	For the years ended
(In thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Weighted average number of shares outstanding—basic	71,831	71,726	71,628
Dilutive effect of stock options	—	47	272

Adjusted weighted average number of shares outstanding—diluted	71,831	71,773	71,900

At December 29, 2007, options to purchase 2,368,114 (December 30, 2006—2,333,964; December 31, 2005—4,102,864) shares of common stock at a weighted average exercise price of C$30.03 (December 30, 2006—C$31.98; December 31, 2005—C$32.60) per share were outstanding, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common stock.

Note 9—Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned soft drinks, waters, juice-based products, energy drinks and ready-to-drink teas to regional and national grocery, mass-merchandise and wholesale chains in North America and International business segments. The International segment includes our U.K. business, our European business, our Mexican business, our Royal Crown International business and our business in Asia. For comparative purposes, segmented information has been restated to conform to the way we currently manage our beverage business.

Operating Segments

	December 29, 2007
(In millions of U.S. dollars)	North America	International	Total
External revenue	$1,274.9	$501.5	$1,776.4
Depreciation and amortization	52.6	19.1	71.7
Restructuring, asset and goodwill impairments and other charges—Note 2
Restructuring	25.4	(1.1)	24.3
Asset impairments	10.7	—	10.7
Goodwill impairments	55.8	—	55.8
Operating (loss) income	(78.4)	23.9	(54.5)
Property, plant and equipment net	250.8	137.6	388.4
Goodwill	28.0	80.3	108.3
Intangibles and other assets net	208.0	28.0	236.0
Total assets	700.00	448.9	1,148.9
Additions to property, plant and equipment	55.8	17.5	73.3

	December 30, 2006
(In millions of U.S. dollars)	North America	International	Total
External revenue	$1,344.7	$427.1	$1,771.8
Depreciation and amortization	69.3	17.5	86.8
Restructuring, asset impairments and other charges—note 2
Restructuring	18.5	2.0	20.5
Asset impairments	15.4	—	15.4
Other	—	2.6	2.6
Operating income (loss)	(13.7)	16.0	2.3
Property, plant and equipment	235.3	124.9	360.2
Goodwill	79.2	79.2	158.4
Intangibles and other assets	215.5	35.2	250.7
Total assets	735.8	404.9	1,140.7
Additions to property, plant and equipment	27.4	7.7	35.1

	December 31, 2005
(In millions of U.S. dollars)	North America	International	Total
External revenue	$1,431.8	$323.5	$1,755.3
Depreciation and amortization	57.3	12.9	70.2
Restructuring, asset and goodwill impairments and other charges—note 2
Restructuring and other	3.2	—	3.2
Asset impairments	27.8	(0.2)	27.6
Goodwill impairment	5.9	—	5.9
Other	—	0.8	0.8
Operating income (loss)	48.0	23.9	71.9
Property, plant and equipment	274.5	119.7	394.2
Goodwill	79.2	71.1	150.3
Intangibles and other assets	231.7	28.7	260.4
Total assets	791.3	387.8	1,179.1
Additions to property, plant and equipment	64.6	11.2	75.8
Goodwill acquired	—	69.4	69.4

For the year ended December 29, 2007, sales to Wal-Mart accounted for 39% (2006—38%, 2005—40%) of our total revenues, 46% of our North American business (2006—45%, 2005—44%) and 22% of our International business (2006—15%, 2005—20%).

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

Revenues by geographic area are as follows:

(In millions of U.S. dollars)	December 29, 2007	December 30, 2006	December 31, 2005
United States	$1,062.1	$1,159.1	$1,251.3
Canada	212.8	208.9	201.2
United Kingdom	392.9	332.1	244.4
Other countries	108.6	71.7	58.4

	$1,776.4	$1,771.8	$1,755.3

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment by geographic area are as follows:

(In millions of U.S. dollars)	December 29, 2007	December 30, 2006
United States	$191.4	$181.5
Canada	59.4	53.8
United Kingdom	125.2	114.9
Other countries	12.4	10.0

	$388.4	$360.2

Note 10—Accounts Receivable, Net

(In millions of U.S. dollars)	December 29, 2007	December 30, 2006
Trade receivables	$193.9	$177.9
Allowance for doubtful accounts	(4.9)	(5.0)
Other	10.9	14.1

	$199.9	$187.0

Included in “Other” is $3.0 million of insurance reimbursement related to our voluntary product recall in the U.K.

Note 11—Inventories

(In millions of U.S. dollars)	December 29, 2007	December 30, 2006
Raw materials	$50.1	$52.2
Finished goods	61.4	61.5
Other	18.6	17.5

	$130.1	$131.2

In December 2006, a $9.0 million inventory loss was recorded as a result of the receivership of our U.K. PET resin supplier.

Note 12—Derivative Financial Instruments

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

At December 29, 2007 and December 30, 2006, there were no hedges outstanding. We recorded a $0.4 million decrease in the unrealized loss in other comprehensive income in 2006 relating to options maturing during the year.

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

Note 13—Property, Plant and Equipment

	December 29, 2007			December 30, 2006
(In millions of U.S. dollars)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$24.3	$—	$24.3	$22.5	$—	$22.5
Buildings	128.5	39.5	89.0	122.7	33.1	89.6
Machinery and equipment Owned
Owned	542.1	301.5	240.6	476.6	255.2	221.4
Capital leases	8.8	2.1	6.7	7.8	1.9	5.9
Plates and film	35.3	22.2	13.1	25.6	15.8	9.8
Leasehold improvements	21.4	9.2	12.2	16.7	7.6	9.1
Furniture and fixtures	15.0	12.5	2.5	12.8	10.9	1.9

	$775.4	$387.0	$388.4	$684.7	$324.5	$360.2

Depreciation expense for fiscal 2007 was $50.0 million ($61.8 million—December 30, 2006; $49.8 million—December 31, 2005). Construction in progress for our water bottling equipment of $16.5 million is included in “Machinery and equipment”.

Note 14—Goodwill

(In millions of U.S. dollars)	December 29, 2007	December 30, 2006
Balance at beginning of year	$158.4	$150.3
Impairment losses recognized—note 2	(55.8)	—
Foreign exchange	5.7	8.6
Other	—	(0.5)

Balance at end of year	$108.3	$158.4

We recorded an impairment loss of $55.8 million, which is comprised of $0.8 million for the disposal of the Revelstoke facility and $55.0 million for the impairment of goodwill for the U.S. reporting unit.

Note 15—Intangibles and Other Assets

	December 29, 2007			December 30, 2006
(In millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$80.4	$—	$80.4	$80.4	$—	$80.4

Subject to amortization
Customer relationships	165.9	60.8	105.1	165.7	50.0	115.7
Trademarks	29.9	13.6	16.3	29.4	11.3	18.1
Information technology	65.5	44.2	21.3	57.0	32.8	24.2
Other	4.0	1.5	2.5	3.6	1.2	2.4

	265.3	120.1	145.2	255.7	95.3	160.4

	345.7	120.1	225.6	336.1	95.3	240.8

Other Assets
Financing costs	4.8	4.1	0.7	4.8	2.3	2.5
Other	14.5	4.8	9.7	11.2	3.8	7.4

	19.3	8.9	10.4	16.0	6.1	9.9

	$365.0	$129.0	$236.0	$352.1	$101.4	$250.7

Amortization expense of intangibles was $24.6 million ($24.6 million—December 30, 2006; $20.0 million—December 31, 2005). Amortization of intangibles includes $8.5 million ($8.8 million—December 30, 2006; $6.4 million—December 31, 2005) relating to information technology assets and $1.8 million ($1.1 million—December 30, 2006; $0.8 million—December 31, 2005) relating to deferred financing assets.

The estimated amortization expense for intangibles over the next five years is:

(In millions of U.S. dollars)
2008	$24.3
2009	18.2
2010	12.8
2011	12.7
2012	12.7

$80.7

Note 16—Accounts Payable and Accrued Liabilities

(In millions of U.S. dollars)	December 29, 2007	December 30, 2006
Trade payables	$118.3	$89.8
Accrued compensation	15.8	27.7
Accrued sales incentives	22.9	23.9
Accrued interest	1.5	1.2
Restructuring—note 2	2.1	12.7
Payroll, sales and other taxes	16.2	13.3
Other accrued liabilities	23.1	17.9

	$199.9	$186.5

Note 17—Debt

Our total debt is as follows:

(In millions of U.S. dollars)	December 29, 2007	December 30, 2006
8% Senior subordinated notes due in 2011 [1]	$269.0	$275.0
Senior secured credit facility[2]	102.3	107.7
Receivable securitization	33.0	—
Other long-term debt	3.1	—
Capital leases	3.9	5.9

Total debt	411.3	388.6
Less: Short-term borrowings and current debt:
Senior secured credit facility	102.3	107.7
Receivable securitization	33.0	—
Other short-term debt	1.7	—

Total short-term borrowings	137.0	107.7
Capital leases—current maturities	2.4	2.0

Total current debt	139.4	109.7

Long-term debt before discount	271.9	278.9
Less discount on 8% notes	(2.9)	(3.7)

Total long-term debt	$269.0	$275.2

[1]

Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001. The fair value of the notes were based on the quoted market price as of December 29, 2007 of $250.2 million (December 30, 2006—$281.2 million). The notes contain a number of financial covenants including limitations on capital stock repurchases, dividend payments and incurrence of indebtedness. Penalties exist if we redeem the notes prior to December 15, 2009.

[2]	Includes $6.7 million of checks issued but not cashed.

The long-term debt payments (which includes current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(In millions of U.S. dollars)
2008	$4.1
2009	1.9
2010	1.0
2011	269.0
2012	—
Thereafter	—

$276.0

Short-Term Borrowings

Short-term borrowings include bank overdrafts, and borrowings under our credit facilities and receivables securitization facility.

Senior Secured Credit Facilities

We maintain committed senior secured credit facilities that provide for financing in North America, the U.K. and Mexico expiring on March 31, 2010.

The facilities allow for revolving credit borrowings in a principal amount of up to $225.0 million provided we are in compliance with the covenants and conditions of the agreement and are comprised of two separate facilities:

•	a $220.0 million multicurrency facility for our North American and U.K. operations, and

•	a $5.0 million Mexican facility.

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

As of December 29, 2007, credit of $122.7 million was available for borrowing. The weighted average interest rate was 7.19% on these facilities as of December 29, 2007 (6.63%—December 29, 2006).

Receivables securitization facility

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

The amount of funds available under the receivables facility is based upon the amount of eligible receivables and various reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but will not exceed the $75.0 million program limit. This facility bears interest at a variable rate, based on the cost of borrowing of the lenders. A fee of between 0.20% and 0.40% per annum is currently payable on the unused portion of the facility. The level of the facility fee is dependent on financial covenants. As of December 29, 2007, $33.8 million of eligible receivables, net of reserves, were available for purchase under this facility. We had $33.0 million of borrowings outstanding and a weighted average interest rate of 7.41% at December 29, 2007 (December 30, 2006—5.08%).

Long-Term Borrowings

8% Senior subordinated notes

We have outstanding 8% senior subordinated notes (“Notes”), which are due on December 15, 2011. As of December 29, 2007, the principal amount of those Notes was $269.0 million. The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on these notes is payable semi-annually on June 15th and December 15th . During 2007, we repurchased $6.0 million face value of such Notes for cancellation on the open market at a purchase price of $5.5 million.

We may redeem all or a part of the Notes upon not less than 30 or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) during the twelve-month period beginning on December 15 of the years indicated below. In addition to the redemption price, accrued and unpaid interest and liquidated damages (as defined in the agreement) are due.

Year	Percentage
2008	101.333%
2009	100.000%

Covenant Compliance

Our senior secured credit facility and the indenture respecting the Notes contain a number of business and financial covenants and events of default that apply to the borrowers and the restricted subsidiaries. The restricted subsidiaries are, in general, the guarantor subsidiaries organized in Canada, the U.S., the U.K. and Mexico. Among other events of default or triggers for prepayment in our credit facilities and indenture are: a change of control of us in certain circumstances; unsatisfied judgments or cross default or cross acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture, and $15.0 million, in the case of the credit facility; our insolvency or that of the restricted subsidiaries; and covenant default under the credit facilities or indenture. Some of the more material business and financial covenants are discussed below.

Our senior secured credit facility restricts additional indebtedness for subsidiaries to the existing debt and credit facilities, certain intercompany debt, $50.0 million of purchase money indebtedness and capital lease obligations, $25.0 million of guarantee obligations, a $20.0 million basket of indebtedness owed to sellers in connection with permitted acquisitions, and a $25.0 million basket of other additional indebtedness. The senior secured credit facility contains restrictions on investments, including investments in subsidiaries outside of the U.S., Canada or the U.K., and acquisitions. In general, individual acquisitions are permitted up to $100.0 million with the aggregate expenditure for all acquisitions limited to $150.0 million in any 12 month period.

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

There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends if we are in default under the senior secured credit agreement. In addition, many of the covenants effectively limit transactions with our unrestricted subsidiaries or non-guarantor entities.

In addition to business covenants, there are financial covenants in our senior secured credit facility. Since March 31, 2005, our total leverage ratio, as defined in the credit agreement, was required to be no more than 3.25 to 1.0 and that requirement was reduced to 3.00 to 1.0 from July 1, 2006. However, on July 17, 2007, we entered into a third amendment which adjusts the leverage ratio to 4.00 to 1.00 for the period from April 1, 2007 through September 30, 2007. Effective December 20, 2007, we entered into a letter amendment with our lenders adjusting the leverage ratio to 4.00 to 1.00 for the period from September 30, 2007 through December 29, 2007 and excluding certain capital expenditures from the fixed charge coverage ratio. In return, we paid our lenders an amendment fee and agreed, effective December 29, 2007, to increase the interest rate for the credit facility by an additional 50 basis points per annum on the loans outstanding from the last day of the fourth quarter ended December 29, 2007 to the last day of the fiscal quarter ending March 29, 2008.

The senior secured credit facility also has a minimum fixed charge coverage ratio. From March 31, 2005, our fixed charge coverage ratio was required to be at least 1.05 to 1.0 and July 1, 2006 it must be at least 1.10 to 1.0 and after July 1, 2007 through September 30, 2007 it must be at least 1.15 to 1.0. Effective October 1, 2007 through December 29, 2007, the fixed charge ratio was required to be at least 1.15 to 1.0, excluding the impact of acquiring certain water bottling equipment. As of December 29, 2007, we were in compliance with our amended covenants which includes both the total leverage ratio and the fixed charge coverage ratio.

The indenture for the Notes also has numerous covenants that are applicable to Cott Beverages Inc., the restricted subsidiaries and us. We can only make restricted payments, such as paying dividends, buying back stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60.0 million in the aggregate, may be made without satisfying the restricted payments test.

We can only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. We were in compliance with this ratio as of December 29, 2007. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends, if we are in default under the indenture. Many of the covenants also effectively limit transactions with our unrestricted subsidiaries or non-guarantor entities.

Several of the terms, such as restricted payments, are defined differently in the indenture and the senior secured credit facility and certain calculations are made differently in the two agreements. We have been in compliance with all of the covenants under the Notes and there have been no amendments to any such covenants since they were issued.

We were in compliance with all of our amended covenants as of December 29, 2007. Our financial covenants are calculated and determined at the end of each quarter. We expect that we may not maintain compliance with the total leverage ratio and the fixed charge coverage ratio financial covenants set forth in our senior secured credit facilities in the first quarter of 2008.

We are in the process of negotiating a new asset based credit lending facility (“ABL”) that will be secured by substantially all of the assets, including accounts receivables, inventory and fixed assets. The proposed new ABL facility would likely be a five year revolving senior secured credit facility of up to $250 million and we are endeavoring to close this new facility by the end of the fiscal quarter ending March 29, 2008. The new credit facility would bear interest at prevailing market rates.

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at December 29, 2007, these conditions of default did not exist with respect to any other indebtedness. Should our credit facilities and Notes become currently due, we may have to incur additional fees and higher interest costs to replace them.

Note 18—Capital Stock

Our authorized capital stock consists of an unlimited number of common shares. In 2006, Brent Willis, our Chief Executive Officer, was granted 204,000 common shares with a fair value of $3.2 million, which vest over three years. On May 16, 2007, one third of this grant vested and, as a result, he received 68,000 common shares, which has been recognized as an issuance of share capital. The remaining 136,000 will vest over the remaining two years.

Note 19—Benefit Plans

Accumulated Other Comprehensive Income as of December 29, 2007 includes an out of period adjustment to record the unfunded liability of our U.K. defined benefit pension plan. The adjustment of $2.2 million (net of income tax of $.9 million) was to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R),” which required that we record the unfunded status of the pension plan. We should have recognized this adjustment to Accumulated Other Comprehensive Income on December 30, 2006. In addition, we recorded an out of period adjustment in Other Comprehensive Income (Loss) to recognize a minimum pension liability of $0.9 million (net of tax of $0.3 million) as required by SFAS 87. Since the pension plan is sponsored by our U.K. subsidiary, the recording of the minimum plan liability required an out of period adjustment of $1.0 million to reduce the Currency Translation Adjustment recorded in Other Comprehensive Income (Loss). We should have recognized minimum pension liabilities and the corresponding effect of currency translation in prior years. The recording of the pension plan did not have a material impact on the Consolidated Statement of Loss and we have concluded that through a quantitative and qualitative analysis that the adjustments to Accumulated Other Comprehensive Income and Other Comprehensive Income (Loss) are not material to the current year or prior years consolidated financial statements.

As at December 29, 2007, the following is a summary of the defined benefit pension plan:

(In millions of US dollars)	December 29, 2007
Projected benefit obligation at the end of the year	$33.4
Fair value of plan assets at the end of the year	27.7

Unfunded status	$5.7

Net periodic costs expensed	$0.9

Assumptions:
Discount rate	5.9%
Expected long term rate on plan assets	7.1%

Cott primarily maintains defined contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $5.7 million for the year ended December 29, 2007 ($6.5 million—December 30, 2006; $5.6 million—December 31, 2005). The total expense for 2006 and 2005 includes approximately $1.0 million for the defined benefit pension plan for each year.

Note 20—Commitments and Contingencies

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

(In millions of U.S. dollars)
2008	$22.2
2009	20.9
2010	15.9
2011	14.2
2012	11.9
Thereafter	42.8

$127.9

Operating lease expenses were:

(In millions of U.S. dollars)
Year ended December 29, 2007	$22.5
Year ended December 30, 2006	17.8
Year ended December 31, 2005	17.6

Operating lease expenses are shown net of sublease income of $0.3 million for 2007. As of December 29, 2007, we had commitments for capital expenditures of approximately $18.4 million and commitments for inventory of approximately $124.0 million.

In 2007, we entered into a $39.7 million purchase obligation for new equipment to support our bottled water business. Of the $39.7 million, payments of $16.5 million were made as of December 29, 2007. In the first quarter of 2008, we also entered into a capital lease with GE to fund $31.4 million of this purchase obligation. The lease provides for quarterly rental payments over a term of 96 months beginning June 1, 2008. The quarterly rental payments will be $2.0 million beginning June 1, 2008 through May 30, 2010, declining to $1.2 million on June 1, 2010 through May 31, 2012, and declining to $0.4 million on June 1, 2012 through the balance of the lease. At the end of the lease term, we have the option to purchase the equipment at its then fair market value or return the equipment to GE.

In January 2005, we were named as one of many defendants in a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on consumers. On June 2, 2006, the British Columbia Supreme Court granted the summary trial application, which resulted in the dismissal of the plaintiffs ’ action against us and the other defendants. On June 26, 2006, the plaintiffs appealed the dismissal of the action to the British Columbia Court of Appeals which was denied, and an appeal to the Supreme Court of Canada was rejected on December 20, 2007. In February 2005, similar class action claims were filed in a number of other Canadian provinces. Claims filed in Quebec have since been discontinued, but is unclear how the dismissal of the British Columbia case will impact the other cases.

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

We had $6.5 million in standby letters of credit outstanding as of December 29, 2007 ($5.2 million—December 30, 2006).

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations or cash flows.

Note 22—Quarterly Financial Information—(Unaudited)

	Year Ended December 29, 2007
(In millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$400.2	$498.4	$464.6	$413.2	$1,776.4
Cost of sales	346.7	438.8	418.9	373.6	1,578.0

Gross profit	53.5	59.6	45.7	39.6	198.4
Selling, general and administrative expenses	37.7	44.7	34.2	45.3	161.9
(Gain) loss on disposal of property, plant and equipment	—	(0.4)	0.2	0.4	0.2
Restructuring, asset and goodwill impairments and other charges
Restructuring	0.3	9.1	14.2	0.7	24.3
Asset impairments	—	—	0.9	9.8	10.7
Goodwill impairments	—	—	—	55.8	55.8

Operating income	15.5	6.2	(3.8)	(72.4)	(54.5)

Net income (loss)	$4.8	$4.7	$(5.8)	$(75.1)	$(71.4)

Per share data:
Net income (loss) per common share
Basic	$0.07	$0.07	$(0.08)	$(1.05)	$(0.99)
Diluted	$0.07	$0.07	$(0.08)	$(1.05)	$(0.99)

	Year Ended December 30, 2006
(In millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$394.2	$502.0	$475.5	$400.1	$1,771.8
Cost of sales	341.5	429.7	413.5	370.2	1,554.9

Gross profit	52.7	72.3	62.0	29.9	216.9
Selling, general and administrative expenses	39.9	48.7	40.8	46.7	176.1
Loss (gain) on disposal of property, plant and equipment	0.1	(0.1)	—	—	—
Restructuring, asset impairments and other charges
Restructuring	1.6	0.2	9.4	9.3	20.5
Asset impairments (recoveries)	1.4	(0.1)	(0.1)	14.2	15.4
Other	2.0	0.6	—	—	2.6

Operating income (loss)	7.7	23.0	11.9	(40.3)	2.3

Net (loss) income	$(2.1)	$7.6	$6.6	$(29.6)	$(17.5)

Per share data:
Net (loss) income per common share
Basic	$(0.03)	$0.11	$0.09	$(0.41)	$(0.24)
Diluted	$(0.03)	$0.11	$0.09	$(0.41)	$(0.24)

Note 23—Guarantor Subsidiaries

The 8% Senior Subordinated Notes issued by our wholly owned subsidiary, Cott Beverages, Inc. are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by Cott Corporation and certain other wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.

We have not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the above-mentioned notes.

The following supplemental financial information sets forth on an unconsolidated basis, our balance sheets, statements of income and cash flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and our other subsidiaries (the “Non-guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting.

Condensed Consolidating Statements of Income

For the year ended December 29, 2007

(In millions of U.S. dollars)	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$268.6	$1,033.8	$409.6	$135.8	$(71.4)	$1,776.4
Cost of sales	228.5	943.0	357.9	120.0	(71.4)	1,578.0

Gross profit	40.1	90.8	51.7	15.8	—	198.4
Selling, general and administrative expenses	31.2	84.6	37.1	9.0	—	161.9
Loss (gain) on disposal of property, plant & equipment	—	0.4	(0.2)	—	—	0.2
Restructuring, asset impairments and other charges	10.2	76.7	3.9	—	—	90.8

Operating (loss) income	(1.3)	(70.9)	10.9	6.8	—	(54.5)
Other (income) expense, net	(4.5)	1.5	(0.7)	(1.0)	—	(4.7)
Interest expense (income), net	(7.1)	37.1	—	2.8	—	32.8
Minority interest	—	—	—	2.7	—	2.7

(Loss) income before income taxes and equity income (loss)	10.3	(109.5)	11.6	2.3	—	(85.3)
Income tax (benefit) expense	(7.1)	(6.7)	(0.6)	0.5	—	(13.9)
Equity income (loss)	(88.8)	2.8	(100.2)	—	186.2	—

Net (loss) income	$(71.4)	$(100.0)	$(88.0)	$1.8	$186.2	$(71.4)

Condensed Consolidating Statements of Income

For the year ended December 30, 2006

(In millions of U.S. dollars)	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$229.7	$1,091.8	$396.0	$126.9	$(72.6)	$1,771.8
Cost of sales	188.4	968.3	360.4	110.4	(72.6)	1,554.9

Gross profit	41.3	123.5	35.6	16.5	—	216.9
Selling, general and administrative expenses	34.1	94.6	36.9	10.5	—	176.1
Loss (gain) on disposal of property, plant & equipment	(0.5)	0.6	(0.1)	—	—	—
Restructuring, asset impairments and other charges	1.9	32.4	4.0	0.2	—	38.5

Operating income (loss)	5.8	(4.1)	(5.2)	5.8	—	2.3
Other expense (income), net	(0.1)	9.2	(1.9)	(5.6)	(1.5)	0.1
Interest expense (income), net	(0.2)	31.4	1.1	(0.1)	—	32.2
Minority interest	—	—	—	3.8	—	3.8

(Loss) Income before income taxes and equity income (loss)	6.1	(44.7)	(4.4)	7.7	1.5	(33.8)
Income tax (benefit) expense	—	(18.4)	0.3	8.5	(6.7)	(16.3)
Equity (loss) income	(23.6)	(9.9)	(10.9)	—	44.4	—

Net (loss) income	$(17.5)	$(36.2)	$(15.6)	$(0.8)	$52.6	$(17.5)

Condensed Consolidating Statements of Income

For the year ended December 31, 2005

(In millions of U.S. dollars)	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$214.3	$1,140.4	$310.4	$119.6	$(29.4)	$1,755.3
Cost of sales	183.3	979.8	271.5	100.6	(29.4)	1,505.8

Gross profit	31.0	160.6	38.9	19.0	—	249.5
Selling, general and administrative expenses	35.5	73.9	21.1	8.1	—	138.6
Loss (gain) on disposal of property, plant & equipment	0.3	2.1	(0.9)	—	—	1.5
Restructuring, asset and goodwill impairments and other charges	4.8	31.9	0.8	—	—	37.5

Operating (loss) income	(9.6)	52.7	17.9	10.9	—	71.9
Other (income) expense, net	(0.6)	8.6	(0.7)	(8.0)	—	(0.7)
Interest expense (income), net	(0.1)	32.6	(5.1)	1.4	—	28.8
Minority interest	—	—	—	4.5	—	4.5

(Loss) income before income taxes and equity income (loss)	(8.9)	11.5	23.7	13.0	—	39.3
Income tax (benefit) expense	0.8	7.1	9.1	5.2	(7.5)	14.7
Equity income (loss)	34.3	8.5	13.8	—	(56.6)	—

Net income (loss)	$24.6	$12.9	$28.4	$7.8	$(49.1)	$24.6

Consolidating Balance Sheets

As of December 29, 2007

(In millions of U.S. dollars)	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash	$13.2	$—	$10.3	$3.9	$—	$27.4
Accounts receivable	33.7	27.7	86.2	86.7	(34.4)	199.9
Income taxes recoverable	0.1	28.6	3.3	0.8	—	32.8
Inventories	26.1	71.7	25.2	7.1	—	130.1
Prepaid expenses and other assets	1.6	4.3	4.0	0.3	—	10.2
Deferred income taxes	—	1.8	0.7	—	—	2.5

	74.7	134.1	129.7	98.8	(34.4)	402.9
Property, plant and equipment	59.4	184.1	132.8	12.1	—	388.4
Goodwill	28.0	4.5	75.8	—	—	108.3
Intangibles and other assets	16.3	159.9	26.5	33.3	—	236.0
Deferred income taxes	—	—	12.8	0.5	—	13.3
Due from affiliates	266.7	9.0	198.0	41.7	(515.4)	—
Investments in subsidiaries	95.6	20.7	—	164.1	(280.4)	—

	$540.7	$512.3	$575.6	$350.5	$(830.2)	$1,148.9

LIABILITIES
Current liabilities
Short-term borrowings	$20.4	$82.4	$—	$34.2	$—	$137.0
Current maturities of long-term debt	—	2.4	—	—	—	2.4
Accounts payable and accrued liabilities	31.7	86.0	90.5	26.1	(34.4)	199.9

	52.1	170.8	90.5	60.3	(34.4)	339.3
Long-term debt	—	269.0	—	—	—	269.0
Other long-term liabilities	0.3	12.3	5.5	—	—	18.1
Due to affiliates	45.1	194.8	268.6	6.9	(515.4)	—
Losses and distributions in excess of investment	—	—	163.0	—	(163.0)	—
Other tax liabilities	11.0	11.4	14.2	—	—	36.6
Deferred income taxes	—	15.2	18.9	—	—	34.1

	108.5	673.5	560.7	67.2	(712.8)	697.1

Minority interest	—	—	—	19.6	—	19.6

SHAREOWNERS’ EQUITY
Capital stock
Common shares	275.0	178.4	319.5	175.0	(672.9)	275.0
Restricted shares	(0.4)	—	—	—	—	(0.4)
Additional paid-in-capital	32.2	—	—	—	—	32.2
Retained earnings (deficit)	93.1	(339.6)	(276.5)	5.0	611.1	93.1
Accumulated other comprehensive income (loss)	32.3	—	(28.1)	83.7	(55.6)	32.3

	432.2	(161.2)	14.9	263.7	(117.4)	432.2

	$540.7	$512.3	$575.6	$350.5	$(830.2)	$1,148.9

Consolidating Balance Sheets

As of December 30, 2006

(In millions of U.S. dollars)	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash	$1.8	$4.9	$1.2	$5.5	$—	$13.4
Accounts receivable	37.2	24.6	85.0	84.3	(44.1)	187.0
Income taxes recoverable	0.2	15.1	2.7	(0.2)	—	17.8
Inventories	21.6	71.6	33.0	5.0	—	131.2
Prepaid expenses and other assets	1.5	3.2	4.6	1.0	—	10.3
Deferred income taxes	—	10.3	0.2	1.2	—	11.7

	62.3	129.7	126.7	96.8	(44.1)	371.4
Property, plant and equipment	49.5	172.5	128.0	10.2	—	360.2
Goodwill	23.5	46.0	88.9	—	—	158.4
Intangibles and other assets	14.9	155.4	43.9	36.5	—	250.7
Due from affiliates	102.5	36.2	190.8	41.9	(371.4)	—
Investments in subsidiaries	377.8	59.9	38.3	137.8	(613.8)	—

	$630.5	$599.7	$616.6	$323.2	$(1,029.3)	$1,140.7

LIABILITIES
Current liabilities
Short-term borrowings	$—	$—	$107.7	$—	$—	$107.7
Current maturities of long-term debt	—	2.0	—	—	—	2.0
Accounts payable and accrued liabilities	33.8	108.4	65.3	24.6	(45.6)	186.5

	33.8	110.4	173.0	24.6	(45.6)	296.2
Long-term debt	—	275.2	—	—	—	275.2
Due to affiliates	108.0	124.7	99.9	38.8	(371.4)	—
Other tax liabilities	—	—	11.5	—	—	11.5
Deferred income taxes	—	26.4	12.2	9.6	—	48.2

	141.8	536.7	296.6	73.0	(417.0)	631.1

Minority interest	—	—	—	20.9	—	20.9

SHAREOWNERS’ EQUITY
Capital stock
Common shares	273.4	275.8	615.1	175.0	(1,065.9)	273.4
Restricted shares	(0.7)	—	—	—	—	(0.7)
Additional paid-in capital	29.8	—	—	—	—	29.8
Retained earnings (deficit)	168.7	(212.8)	(201.0)	(5.2)	419.0	168.7
Accumulated other comprehensive income (loss)	17.5	—	(94.1)	59.5	34.6	17.5

	488.7	63.0	320.0	229.3	(612.3)	488.7

	$630.5	$599.7	$616.6	$323.2	$(1,029.3)	$1,140.7

Condensed Consolidating Statements of Cash Flows

As of December 29, 2007

(In millions of U.S. dollars)	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
OPERATING ACTIVITIES
Net income	$(71.4)	$(100.0)	$(88.0)	$1.8	$186.2	$(71.4)
Depreciation and amortization	12.3	34.1	20.4	4.9	—	71.7
Amortization of financing fees	0.1	0.2	1.1	0.4	—	1.8
Share-based compensation	1.0	2.8	0.4	—	—	4.2
Deferred income taxes	3.2	(3.8)	0.5	0.2	—	0.1
Change in other income tax liabilities	(10.6)	10.0	1.5	—	—	0.9
Minority interest	—	—	—	2.7	—	2.7
Loss (gain) on disposal of property, plant & equipment	—	0.4	(0.2)	—	—	0.2
Gain on repurchase of notes	(0.4)	—	—	—	—	(0.4)
Equity income, net of distributions	194.2	1.3	113.3	—	(308.8)	—
Asset and goodwill impairments	4.3	57.1	5.1	—	—	66.5
Lease contract termination loss	—	12.5	—	—	—	12.5
Lease contract termination payment	—	(7.7)	—	—	—	(7.7)
Non-cash unusual items
Other non-cash items	—	(0.1)	—	—	—	(0.1)
Net change in non-cash working capital	1.1	(39.7)	39.1	(2.0)	—	(1.5)

Cash provided by (used in) operating activities	133.8	(32.9)	93.2	8.0	(122.6)	79.5

INVESTING ACTIVITIES
Additions to property, plant and equipment	(6.9)	(47.6)	(17.2)	(1.6)	—	(73.3)
Additions to intangible and other assets	(2.9)	(0.4)	(0.4)	(0.2)	—	(3.9)
Proceeds from disposal of property, plant & equipment	—	1.3	—	—	—	1.3
Acquisition of businesses and business assets	—	—	(2.2)	—	—	(2.2)
Return of capital	—	—	97.4	—	(97.4)	—
Advances to affiliates	—	83.3	(25.9)	(34.3)	(23.1)	—

Cash (used in) provided by investing activities	(9.8)	36.6	51.7	(36.1)	(120.5)	(78.1)

FINANCING ACTIVITIES
Payments of long-term debt, net	(5.5)	(2.8)	—	—	—	(8.3)
Issue of long-term debt	—	1.4	—	—	—	1.4
Short-term borrowings (repayments), net	20.4	76.1	(107.7)	34.3	—	23.1
Advances from affiliates	(127.9)	27.2	77.4	0.2	23.1	—
Return of capital	—	(97.4)	—	—	97.4	—
Distributions to subsidiary minority shareowner	—	—	—	(3.9)	—	(3.9)
Issue of common shares	0.5	—	—	—	—	0.5
Dividends paid	—	(13.1)	(105.4)	(4.1)	122.6	—
Other financing activities	(0.4)	—	—	—	—	(0.4)

Cash provided by (used in) financing activities	(112.9)	(8.6)	(135.7)	26.5	243.1	12.4

Effect of exchange rate changes on cash	0.3	—	(0.1)	—	—	0.2

Net increase (decrease) in cash	11.4	(4.9)	9.1	(1.6)	—	14.0
Cash, beginning of year	1.8	4.9	1.2	5.5	—	13.4

Cash, end of year	$13.2	$—	$10.3	$3.9	$—	$27.4

Condensed Consolidating Statements of Cash Flows

For the year ended December 30, 2006

(In millions of U.S. dollars)	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(17.5)	$(36.2)	$(15.6)	$(0.8)	$52.6	$(17.5)
Depreciation and amortization	12.3	40.2	29.2	5.1	—	86.8
Amortization of financing fees	0.1	0.2	0.5	0.3	—	1.1
Share-based compensation	11.4	—	—	—		11.4
Deferred income taxes	—	(6.4)	(1.3)	7.8	(6.7)	(6.6)
Minority interest	—	—	—	3.8	—	3.8
Loss on disposal of property, plant & equipment	(0.5)	0.6	(0.1)	—	—	—
Equity loss, net of distributions	23.6	15.5	24.3	—	(63.4)	—
Asset impairments	(0.2)	15.6	—	—	—	15.4
Other non-cash items	(0.1)	7.9	4.1	0.1	—	12.0
Net change in non-cash working capital	18.3	7.2	(25.8)	4.8	(1.5)	3.0

Cash provided by (used in) operating activities	47.4	44.6	15.3	21.1	(19.0)	109.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	(3.7)	(20.3)	(10.1)	(1.0)	—	(35.1)
Additions to intangible and other assets	(4.2)	(3.9)	(4.9)	—	—	(13.0)
Proceeds from disposal of property, plant & equipment	0.7	0.6	0.3	—	—	1.6
Advances to affiliates	(47.7)	0.1	(8.8)	—	56.4	—

Cash (used in) provided by investing activities	(54.9)	(23.5)	(23.5)	(1.0)	56.4	(46.5)

FINANCING ACTIVITIES
Payments of long-term debt	—	(1.0)	—	—	—	(1.0)
Short-term borrowings	—	(10.4)	(45.5)	(10.0)	—	(65.9)
Advances from affiliates	—	8.8	47.7	(0.1)	(56.4)	—
Distributions to subsidiary minority shareowner	—	—	—	(5.4)	—	(5.4)
Issue of common shares	0.4	—	—	—	—	0.4
Dividends paid	—	(13.4)	—	(5.6)	19.0	—
Other financing activities	—	(0.2)	0.8	—	—	0.6

Cash provided by (used in) financing activities	0.4	(16.2)	3.0	(21.1)	(37.4)	(71.3)

Effect of exchange rate changes on cash	0.1	—	0.1	(0.1)	—	0.1

Net (decrease) increase in cash	(7.0)	4.9	(5.1)	(1.1)	—	(8.3)
Cash, beginning of year	8.8	—	6.3	6.6	—	21.7

Cash, end of year	$1.8	$4.9	$1.2	$5.5	$—	$13.4

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2005

(In millions of U.S. dollars)	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
OPERATING ACTIVITIES
Net income	$24.6	$12.9	$28.4	$7.8	$(49.1)	$24.6
Depreciation and amortization	11.6	35.9	17.6	5.1	—	70.2
Amortization of financing fees	—	0.3	0.2	0.3	—	0.8
Deferred income taxes	0.5	(8.8)	5.2	4.1	(7.5)	(6.5)
Minority interest	—	—	—	4.5	—	4.5
Loss on disposal of property, plant & equipment	0.3	2.1	(0.9)	—	—	1.5
Equity loss, net of distributions	(34.3)	(2.2)	(0.6)	—	37.1	—
Asset impairments	4.4	29.3	(0.2)	—	—	33.5
Other non-cash items	0.1	1.3	—	0.1	—	1.5
Net change in non-cash working capital	48.1	42.7	(54.5)	(37.3)	—	(1.0)

Cash provided by (used in) operating activities	55.3	113.5	(4.8)	(15.4)	(19.5)	129.1

INVESTING ACTIVITIES
Additions to property, plant and equipment	(11.8)	(47.0)	(15.4)	(1.6)	—	(75.8)
Additions to intangible and other assets	(9.6)	3.7	(2.1)	(1.0)	—	(9.0)
Acquisitions	—	—	(135.1)	—	—	(135.1)
Proceeds from disposal of property, plant & equipment	(0.2)	0.6	1.8	—	—	2.2
Advances to affiliates	(14.9)	0.1	9.9	—	4.9	—
Investment in subsidiaries	(15.0)	—	(15.0)	—	30.0	—

Cash used in investing activities	(51.5)	(42.6)	(155.9)	(2.6)	34.9	(217.7)

FINANCING ACTIVITIES
Payments of long-term debt	—	(0.9)	—	—	—	(0.9)
Short-term borrowings	(0.1)	(56.1)	138.0	10.0	—	91.8
Advances from affiliates	(13.2)	3.2	15.0	(0.1)	(4.9)	—
Distributions to subsidiary minority shareowner	—	—	—	(5.8)	—	(5.8)
Issue of common shares	3.6	—	15.0	15.0	(30.0)	3.6
Financing costs	—	(3.8)	—	—	—	(3.8)
Dividends paid	—	(13.2)	—	(6.3)	19.5	—
Other financing activities	0.1	(0.1)	(0.4)	—	—	(0.4)

Cash (used in) provided by financing activities	(9.6)	(70.9)	167.6	12.8	(15.4)	84.5

Effect of exchange rate changes on cash	(0.1)	—	(0.6)	(0.1)	—	(0.8)

Net (decrease) increase in cash	(5.9)	—	6.3	(5.3)	—	(4.9)
Cash, beginning of year	14.7	—	—	11.9	—	26.6

Cash, end of year	$8.8	$—	$6.3	$6.6	$—	$21.7

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions of U.S. dollars)	Year ended December 29, 2007
Description	Balance at Beginning of Year		Reduction of Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Year
Reserves deducted in the balance sheet from the assets to which they apply
Allowances for losses on:
Accounts receivables	$(5.0)		—	$0.1	—	—	$(4.9)
Inventories	(9.3)		—	(22.1)	—	$16.6	(14.8)
Deferred income tax assets	(17.5)		—	(21.2)	17.5	—	(21.2)
Other tax liabilities	(30.2	)(1)	—	(0.7)	(5.7)	—	(36.6)
Accrued sales incentives	(23.9)		(48.6)	—	—	49.6	(22.9)

	$(85.9)		(48.6)	$(43.9)	11.8	66.2	$(100.4)

(1)    On December 31, 2006, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. As of the beginning of our 2007 fiscal year, we recorded a liability for uncertain tax provisions in our Consolidated Balance Sheet of $30.2 million. This liability consists of a decrease in retained earnings of $4.2 million, a decrease in additional paid in capital of $4.6 million, a reclassification of $11.5 million from income taxes recoverable and $9.8 million recognition of deferred tax assets. Included in the recognition of the $9.8 million of deferred tax assets is the 2006 valuation allowance of $17.5 million.

(In millions of U.S. dollars)	Year ended December 30, 2006
Description	Balance at Beginning of Year		Reduction of Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Year
Reserves deducted in the balance sheet from the assets to which they apply
Allowances for losses on:
Accounts receivables	$(7.8)		$—	$(1.8)	$—	$4.6	$(5.0)
Inventories	(7.6)		—	(1.9)	—	0.2	(9.3)
Deferred income tax assets	(21.0)		—	3.5	—	—	(17.5)
Accrued sales incentives	(27.6)		(45.9)	—	—	49.6	(23.9)

	$(64.0)		$(45.9)	$(0.2)	$—	$54.4	$(55.7)

(In millions of U.S. dollars)	Year ended December 31, 2005
Description	Balance at Beginning of Year		Reduction of Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Year
Reserves deducted in the balance sheet from the assets to which they apply
Allowances for losses on:
Accounts receivables	$(12.1)		$—	$(0.5)	$(0.1)	$4.9	$(7.8)
Inventories	(6.8)		—	(1.0)	(0.5)	0.7	(7.6)
Intangibles and other assets	(0.4)		—	—	—	0.4	—
Deferred income tax assets	—		—	(21.0)	—	—	(21.0)
Accrued sales incentives	(24.9)		(55.4)	—	—	52.7	(27.6)

	$(44.2)		$(55.4)	$(22.5)	$(0.6)	$58.7	$(64.0)

SCH-1

Cott Corporation

Exhibits Index:

Number	Description
2.1	Agreement Relating to the Sale and Purchase of the Whole of the Issued Share Capital of Macaw (Holdings) Limited, dated August 10, 2005, between Andrew Cawthray and Others and Martyn Rose and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 16, 2005).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

4.1	Subscription Agreement dated as of June 12, 1998 for Cott Corporation’s (as issuer) Convertible Participating Voting Second Preferred Shares, Series 1 (incorporated by reference to Exhibit 4.2 to our Form 10-K filed March 31, 2000).

4.2	Letter Agreement dated as of November 3, 1999, regarding standstill provisions between Cott Corporation and the Thomas H. Lee Company (incorporated by reference to Exhibit 4.3 to our Form 10-K filed March 31, 2000).

4.3	Indenture dated as of December 21, 2001, between Cott Beverages Inc. (as issuer) and HSBC Bank USA (as trustee) (incorporated by reference to Exhibit 4.3 to our Form 10-K filed March 8, 2002).

4.4	Registration Rights Agreement dated as of December 21, 2001, among Cott Beverages Inc., the Guarantors named therein and Lehman Brothers Inc., BMO Nesbitt Burns Corp. and CIBC World Markets Corp. (incorporated by reference to Exhibit 4.4 to our Form 10-K filed March 8, 2002).

4.5	Shareowner Rights Plan Agreement between Cott Corporation and Computershare Investor Services Inc. dated as of April 25, 2007 (incorporated by reference to our Form 8-K dated April 27, 2007).

4.6	Amended and Restated Shareowner Rights Plan Agreement between Cott Corporation and Computershare Investor Services Inc. dated as of May 24, 2007 (incorporated by reference to our Form 8-A/A dated May 31, 2007).

10.1 [1]	Supply Agreement, dated December 21, 1998, between Wal-Mart Stores, Inc. and Cott Beverages USA, Inc. (now “Cott Beverages Inc.”) (incorporated by reference to Exhibit 10.3 to our Form 10-K filed March 31, 2000).

10.2 [2]	Amended 1999 Executive Incentive Share Compensation Plan effective January 3, 1999 (incorporated by reference to Exhibit 10.9 to our Form 10-K filed March 20, 2001).

10.3 [2]	2000 Executive Incentive Share Compensation Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 20, 2001).

10.4 [2]	2001 Executive Incentive Share Compensation Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 8, 2002).

10.5 [2]	2002 Executive Incentive Share Compensation Plan effective January 2, 2003 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 17, 2003).

10.6 [2]	Second Canadian Employee Share Purchase Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 20, 2001).

10.7 [1]	Supply Agreement executed November 11, 2003, effective January 1, 2002 between Crown Cork & Seal Company, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.14 to our Form 10-Q/A filed August 5, 2004).

10.8 [2]	Share Purchase Plan for Non-employee Directors effective November 1, 2003 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 18, 2004).

EX-1

Number	Description
10.9 [2]	Cott Corporation Executive Investment Share Purchase Plan (incorporated by reference to Exhibit 10.14 to our Form 10-K filed March 16, 2005).

10.10 [2]	Restated 1986 Common Share Option Plan of Cott Corporation/Corporation Cott as amended through October 20, 2004 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 16, 2005).

10.11 [2]	Letter Agreement with Frank E. Weise III, dated April 28, 2004 (incorporated by reference to Exhibit 10.5 to our Form S-3/A filed on June 18, 2004).

10.12 [1]	Amendment to Supply Agreement between Crown Cork & Seal USA, Inc. (successor to Crown Cork & Seal Company, Inc.) and Cott Corporation, dated December 23, 2004 (incorporated by reference to Exhibit 10.17 to our Form 10-K filed March 16, 2005).

10.13 [2]	Employment Agreement of Mark R. Halperin dated July 14, 2000 (incorporated by reference to Exhibit 10.7 to our Form 10-K filed March 8, 2002) (including Confidentiality & Restrictive Covenants (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 16, 2005)).

10.14 [1]	Credit Agreement, dated as of March 31, 2005, by and among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, and Cott Embotelladores de Mexico, S.A. de C.V., as Borrowers, the Lenders referred to herein, Wachovia Bank, National Association, as Administrative Agent and Security Trustee, Bank of Montreal, as Syndication Agent, and HSBC Bank Canada, Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A. “Rabobank International”, New York Branch, each as a Documentation Agent, Wachovia Capital Markets, LLC as a Lead Arranger and the Sole Book Manager, BMO Nesbitt Burns, as a Lead Arranger (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2005).

10.15 [1]	Receivables Purchase Agreement, dated as of April 1, 2005, among Cott USA Receivables Corporation, Cott Beverages Inc., Park Avenue Receivables Company, LLC, the financial institutions from time to time parties to the agreement, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2005).

10.16	First Amendment, Consent and Joinder Agreement, dated August 10, 2005, by and among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Macaw (Soft Drinks) Limited, Cott Embotelladores de Mexico, S.A. de C.V., certain Cott Corporation subsidiaries, the Lenders specified therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K dated August 16, 2005).

10.17 [2]	Employment Agreement of Tina Dell’Aquila dated May 25, 2005 and confidentiality undertaking dated October 27, 1998 (incorporated by reference to Exhibit 10.21 to our Form 10-K dated March 6, 2006).

10.18 [2]	Employment Agreement between Cott Corporation and Brent D. Willis dated May 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 10, 2006).

10.20 [2]	Cott Corporation Performance Share Unit Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q dated August 10, 2006).

10.21 [2]	Cott Corporation Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q dated August 10, 2006).

10.25 [2]	Employment Agreement between Cott Corporation and Wynn A. Willard dated August 23, 2006 (incorporated by reference to Exhibit 10.4 to our Form 10-Q dated November 9, 2006).

10.26 [2]	Employment Agreement between Cott Corporation and John Dennehy dated September 12, 2006 (incorporated by reference to Exhibit 10.5 to our Form 10-Q dated November 9, 2006).

10.27 [2]	Employment Offer Letter between Cott Corporation and Rick Dobry dated September 21, 2006 and modification dated October 24, 2006 (incorporated by reference to Exhibit 10.6 to our Form 10-Q dated November 9, 2006).

EX-2

Number	Description
10.28 [2]	Employment Agreement between Cott Corporation and Abilio Gonzalez dated August 1, 2006 (incorporated by reference to Exhibit 10.7 to our Form 10-Q dated November 9, 2006).

10.29 [2]	Employment Agreement between Cott Corporation and Tina Dell’Aquila dated February 21, 2007 (incorporated by reference to Exhibit 10.30 to our Form 10-K filed February 28, 2007).

10.30 [2]	Employment Agreement between Cott Corporation and Juan R. Figuereo dated March 5, 2007 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 10, 2007).

10.31 [2]	Restated Executive Investment Share Purchase Plan, effective December 31, 2006 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 10, 2007).

10.32 [2]	Employment Termination Agreement between Cott Corporation and Mark Halperin dated July 5, 2007 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 9, 2007).

10.33 [2]	Employment Termination Agreement between Cott Corporation and John Dennehy dated July 31, 2007 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 9, 2007).

10.34	Third Amendment to the Credit Agreement dated as of July 17, 2007 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 9, 2007).

10.35	Amendment No. 2 to Receivables Purchase Agreement dated as of July 17, 2007 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 9, 2007).

10.36 [2]	Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 9, 2007).

10.37 [2]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 9, 2007).

10.38 [2]	Amended and Restated Performance Share Unit Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 9, 2007).

10.39 [2]	Amended and Restated Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 9, 2007).

10.40 [2]	Employment Termination Agreement between Cott Corporation and Tina Dell’Aquila dated July 24, 2007 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 8, 2007).

10.41 [2]	Offer letter from Cott Corporation to Gregory Leiter dated October 15, 2007 (filed herewith).

10.42 [2]	Offer letter from Cott Corporation to Matt Kane dated March 12, 2004 (filed herewith).

10.43 [2]	Offer letter from Cott Corporation to William Reis dated January 29, 2007 (filed herewith).

10.44	Letter Amendment to the senior secured credit facilities dated as of December 20, 2007 (filed herewith).

10.45	Amendment No. 4 to Receivables Purchase Agreement effective December 29, 2007 (filed herewith).

21.1	List of Subsidiaries of Cott Corporation (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2007 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2007 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2007 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2007 (furnished herewith).

[1]	Document is subject to request for confidential treatment.

[2]	Indicates a management contract or compensatory plan.

EX-3