Form 10-Q
period 2008-03-29
COTT CORP /CN/
filed 2008-05-13
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 29, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	NONE
(State or Other Jurisdiction of Incorporation	(IRS Employer Identification No.)
or Organization)

6525 VISCOUNT ROAD MISSISSAUGA, ONTARIO 5519 WEST IDLEWILD AVE TAMPA, FLORIDA	L4V 1H6 33634
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 672-1900 and (813) 313-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2008
Common Stock, no par value per share	71,871,330 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except per share amounts)

Unaudited

	For the three months ended
	March 29, 2008	March 31, 2007
Revenue	$389.7	$400.2
Cost of sales	348.9	346.7

Gross profit	40.8	53.5
Selling, general and administrative expenses	52.8	37.7
Loss on disposal of property, plant & equipment	0.2	—
Restructuring - Note 2	—	0.3

Operating (loss) income	(12.2)	15.5
Other (income) loss, net	(1.4)	0.2
Interest expense, net	7.7	7.8
Minority interest	0.4	0.7

(Loss) income before income taxes	(18.9)	6.8
Income tax expense - Note 5	2.4	2.0

Net (loss) income	$(21.3)	$4.8

Net (loss) income per common share - Note 7
Basic	$(0.30)	$0.07
Diluted	$(0.30)	$0.07
Weighted average outstanding shares (thousands)
Basic	71,871	71,752
Diluted	71,871	71,795

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars)

Unaudited

	March 29, 2008	December 29, 2007
ASSETS
Current assets
Cash	$21.4	$27.4
Accounts receivable, net of allowance for bad debt of $4.8 million ($4.9 million as of December 29, 2007)	199.0	199.9
Income taxes recoverable	28.0	32.8
Inventories - Note 9	135.5	130.1
Prepaid and other expenses	10.7	10.2
Deferred income taxes	0.1	2.5

	394.7	402.9
Property, plant and equipment	392.4	388.4
Goodwill	106.9	108.3
Intangibles and other assets - Note 10	232.6	236.0
Deferred income taxes	13.3	13.3

	$1,139.9	$1,148.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings - Note 11	$144.8	$137.0
Current maturities of long-term debt - Note 11	17.2	2.4
Accounts payable and accrued liabilities	196.0	199.9

	358.0	339.3

Long-term debt - Note 11	268.3	269.0
Other long-term liabilities	17.9	18.1
Other tax liabilities	36.8	36.6
Deferred income taxes	30.3	34.1

	711.3	697.1
Contingencies and Commitments - Note 12
Subsequent events - Note 13
Minority interest	18.9	19.6

Shareowners’ equity
Capital stock	275.0	275.0
Restricted shares	—	(0.4)
Additional paid-in-capital	33.8	32.2
Retained earnings	71.8	93.1
Accumulated other comprehensive income	29.1	32.3

	409.7	432.2

	$1,139.9	$1,148.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Shareowners’ Equity

(in millions of U.S. dollars)

Unaudited

	Number of Common Shares (In thousands)	Common Shares	Restricted Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at December 30, 2006	71,750	$273.4	$(0.7)	$29.8	$168.7	$17.5	$488.7
Options exercised – Note 4	5	—	—	—	—	—	—
Restricted shares – Note 4	—	—	0.1	—	—	—	0.1
Share based compensation – Note 4	—	—	—	2.5	—	—	2.5
Change in accounting policy	—	—	—	(4.6)	(4.3)	—	(8.9)
Currency translation adjustment	—	—	—	—	—	1.1	1.1
Net income	—	—	—	—	4.8	—	4.8

Other comprehensive income							5.9

Balance at March 31, 2007	71,755	$273.4	$(0.6)	$27.7	$169.2	$18.6	$488.3

Balance at December 29, 2007	71,871	$275.0	$(0.4)	$32.2	$93.1	$32.3	$432.2
Restricted shares – Note 4	—	—	0.4	—	—	—	0.4
Share-based compensation – Note 4	—	—	—	1.9	—	—	1.9
Modification of equity award – Note 4	—	—	—	(0.3)	—	—	(0.3)
Comprehensive loss – Note 6
Currency translation adjustment	—	—	—	—	—	(3.1)	(3.1)
Pension liabilities	—	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	—	(21.3)	—	(21.3)

Other comprehensive loss							(24.5)

Balance at March 29, 2008	71,871	$275.0	$—	$33.8	$71.8	$29.1	$409.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the three months ended
	March 29, 2008	March 31, 2007
Operating Activities
Net (loss) income	$(21.3)	$4.8
Depreciation and amortization	20.9	17.9
Amortization of financing fees	0.2	0.3
Share-based compensation expense	3.6	2.5
Deferred income taxes	(1.0)	0.2
Increase in other income tax liabilities	1.1	0.8
Minority interest	0.4	0.7
Loss on disposal of property, plant & equipment	0.2	—
Other non-cash items	(0.2)	0.3
Change in accounts receivable	(0.3)	(9.3)
Change in inventories	(6.4)	(16.2)
Change in prepaid expenses and other current assets	(0.6)	(1.6)
Change in accounts payable and accrued liabilities	(2.5)	13.4
Change in income taxes recoverable	4.8	1.6

Net cash (used in) provided by operating activities	(1.1)	15.4

Investing Activities
Additions to property, plant and equipment	(17.1)	(16.2)
Additions to intangibles	(2.0)	(0.4)
Proceeds from disposal of property, plant & equipment	—	0.2

Net cash used in investing activities	(19.1)	(16.4)

Financing Activities
Payments of long-term debt	(1.1)	(1.2)
Short-term borrowings (repayments)	8.8	(4.2)
Distributions to subsidiary minority shareowner	(1.1)	(0.6)
Issuance of short-term debt	8.5	—
Other financing activities	(0.4)	(0.1)

Net cash provided by (used in) financing activities	14.7	(6.1)

Effect of exchange rate changes on cash	(0.5)	(0.1)

Net decrease in cash	(6.0)	(7.2)
Cash, beginning of period	27.4	13.4

Cash, end of period	$21.4	$6.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, the terms “the Company,” “our Company,” “Cott Corporation,” “we,” “us” and “our” refer to Cott Corporation and its consolidated subsidiaries and their predecessors. The interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual audited consolidated financial statements and accompanying notes for the year ended December 29, 2007. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

A long-term contract with Wal-Mart for the lease and maintenance of vending machines will be allowed to expire in June 2008, in connection with Wal-Mart’s plans to implement a different approach to soft drink vending. The existing program was designed to support Wal-Mart’s brands. The new program will result in a significant reduction in the number of our vending machines at Wal-Mart stores. Accordingly, we have reduced the expected useful life of these assets, and have recorded accelerated depreciation of $0.9 million in the first quarter of 2008 and expect to record additional accelerated depreciation in the second quarter of 2008.

Recent Accounting Pronouncements

On December 30, 2007, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. There was no cumulative effect related to the adoption of SFAS 157 and the adoption did not have a material impact on our financial position or results of operations. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in our financial statements on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that began after November 15, 2007. We chose not to elect the fair value option for our financial assets and liabilities existing at December 30, 2007, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 29, 2008. Therefore, the adoption of SFAS 159 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. We expect this to have an impact on our accounting for future business combinations once adopted but the effect is dependent upon acquisitions made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 increases the disclosure requirements for derivative instruments and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The provisions of this statement are to be applied prospectively in the first annual reporting period beginning on or after November 15, 2008 with comparative disclosures for earlier periods at initial adoption being optional. We are currently evaluating the impact of this standard on our disclosure requirements.

Note 2 – Restructuring, Asset Impairment and Other Charges

The following table is a summary of our cash restructuring charges for the three months ended March 29, 2008:

(in millions of U.S. dollars)	Balance at December 29, 2007	Payments made during the year	Balance at March 29, 2008
Severance and termination benefits	$1.1	$(0.8)	$0.3
Lease contract termination loss	13.1	(0.3)	12.8

	$14.2	$(1.1)	$13.1

As of March 29, 2008, $11.8 million (December 29, 2007 – $12.1) of lease contract termination loss liability has been recorded as other long-term liabilities and $1.3 million of severance and termination benefits and lease contract termination loss liability (December 29, 2007 – $2.1 million) has been classified as accounts payable and accrued liabilities.

In 2006 and 2007, we recorded pre-tax restructuring charges totaling $44.8 million in connection with the closure of our facilities at Elizabethtown, Kentucky (“Elizabethtown”) and Wyomissing, Pennsylvania (“Wyomissing”) and severance costs relating to headcount reductions. We completed all of our previously announced cost restructuring programs as of the end of 2007.

We may also rationalize products, customers and production capacity, and accordingly, additional asset impairment charges or changes in useful lives of assets may result. We will continue to evaluate the useful lives of and our estimates of future cash flows generated by, certain equipment and intangibles. If our evaluation results in a material impairment, the carrying value of the related assets will be reduced.

Note 3 – Business Seasonality

Our net (loss) income for the three months ended March 29, 2008 is not necessarily indicative of the results that may be expected for the full year due to business seasonality. Operating results are impacted by business seasonality, which normally leads to higher sales in the second and third quarters versus the first and fourth quarters of the year. Conversely, fixed costs such as depreciation, amortization and interest are not impacted by seasonal trends.

Note 4 – Share-Based Compensation

As of March 29, 2008, we had various share-based compensation plans, which are described below.

The table below summarizes the compensation expense for the three-month periods ended March 29, 2008 and March 31, 2007. This compensation expense was recorded in selling, general and administrative expenses.

(in millions of U.S. dollars)	March 29, 2008	March 31, 2007
Stock options	$0.2	$1.5
Performance share units	—	0.9
Share appreciation rights	0.2	0.1
CEO award (1)	1.9	0.1
Interim CEO award	1.2	—
Share purchase plan	0.1	—

Total	$3.6	$2.6

(1)	Includes expense for restricted shares of $0.4 million and $0.1 million, respectively, for the quarters ended March 29, 2008 and March 31, 2007.

The table below summarizes the unrecognized compensation expense as of March 29, 2008 and the weighted average years over which such compensation expense is expected to be recognized.

(in millions of U.S. dollars)	Unrecognized compensation expense as of March 29, 2008	Weighted average years expected to recognize compensation
Stock options	$0.8	0.3
Performance share units	4.2	1.4
Share appreciation rights	1.0	1.3
Interim Chief Executive Officer award	1.2	1.0

Total	$7.2

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimates are based on three factors: risk-free interest rate, expected term and expected volatility. The risk-free interest rate is based on the implied yield available on zero coupon Government of Canada bonds with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on a combination of historical volatility of our stock and the implied volatility of our traded options.

Common Share Option Plan

Under the 1986 Common Share Option Plan, as amended, we have reserved 14.0 million common shares for future issuance. Options are granted at a price not less than fair value of the shares on the grant date. As of March 29, 2008, there were 6.5 million shares available for issuance under the Plan.

There were no common shares issued pursuant to option exercises in the first quarter of 2008.

Option activity was as follows:

	Shares (In Thousands)	Weighted average exercise price (C$)
Balance at December 29, 2007	2,368	$30.03
Forfeited or expired	(554)	32.06

Outstanding at March 29, 2008	1,814	29.40

Exercisable at March 29, 2008	1,673	$29.79

Long-Term Incentive Plans

During the second quarter of 2006, our shareowners approved and adopted two new long-term incentive plans for 2006 and future periods, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”). The PSU Plan and SAR Plan were amended and restated in the second quarter of 2007.

Amended and Restated PSU Plan

Under the Amended and Restated PSU Plan, performance share units (“PSUs”) may be awarded to employees of our Company and its subsidiaries. The value of an employee’s award under our PSU Plan will depend on (i) our performance over a maximum three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors. PSUs granted will vest over a term not to exceed three fiscal years. The amendments to the PSU Plan allow for early funding by us under the PSU Plan and clarify the authority of our Board of Directors to accelerate the vesting of all or a portion of the unvested PSUs of all of or any of the participants under the PSU Plan on a Change of Control (as such term is defined in the PSU Plan) irrespective of whether termination has occurred.

Amended and Restated SAR Plan

Under the Amended and Restated SAR Plan, share appreciation rights (“SARs”) may be awarded to employees and directors of our Company and its subsidiaries. SARs will typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the vesting date of the SAR. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us. If our share price on the date of vesting is lower than on the date of grant, no payment will be made in respect of those vested SARs. Prior to vesting, there are no dividends paid on the SARs, and holders do not have the right to vote the common shares represented by their SARs. The amendments to the SAR Plan allow for early funding by us and clarify the authority of our Board of Directors to accelerate vesting of some or all of the SARs of all of or any of the participants under the SAR Plan as determined by the Board of Directors or the Committee (as such term is defined in the SAR Plan) in its sole discretion, irrespective of whether termination or a Change of Control (as such term is defined in the SAR Plan) has occurred.

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

During the first three months of 2008, the PSU and SAR activity was as follows:

	Number of PSUs (in Thousands)	Number of SARs (in Thousands)
Balance at December 29, 2007	860	622
Forfeited	(145)	(52)

Outstanding at March 29, 2008	715	570

Subject to meeting certain performance targets and other the terms of the PSU Plan, the vesting date for the PSUs awarded in fiscal 2006 and 2007 will be December 27, 2008 and December 26, 2009, respectively. In 2007, we determined that it was no longer probable that the performance targets for the 2006 and 2007 PSU awards would be achieved and as such, no compensation costs for these awards have been recognized nor are they expected to be recognized in 2008. As of March 29, 2008, no fair value was assigned to these units.

We awarded $4.2 million of PSUs to certain executives as part of an executive retention plan. If certain minimal performance targets are met, $1.4 million of these awards will vest as of December 27, 2008 with the remainder vesting as of December 26, 2009. The number of shares to be issued will be based upon the share closing price as of May 1, 2008. This award is payable in shares and has been accounted for as an equity award in accordance with SFAS 123R, “Share-Based Payments” (“SFAS 123R”).

CEO Share-Based Compensation

In 2006, Brent Willis, our former Chief Executive Officer, received a net cash award of $0.9 million at the commencement of his employment to purchase shares of the Company. The purchased shares were required to be held for a minimum of three years. As part of his termination agreement, we will no longer enforce the requirement that he hold the shares. For 2008, $0.4 million (March 31, 2007 - $0.1 million) was recorded as compensation expense. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. For 2008, compensation costs of $1.4 million (grant date March 31, 2007 - $0.3 million) were expensed as compensation expense in the first quarter with respect to this grant. On May 16, 2007, one third of his grant vested and, as a result, he received 68,000 common shares, which was recognized as an issuance of share capital. As part of his termination agreement, the remaining 136,000 shares were vested upon his termination and $0.3 million of cash (which was reclassified as a liability award) was paid based on the fair value of such shares and $1.4 million was expensed as non-cash compensation expense.

We granted to David Gibbons, our Interim CEO, 720,000 restricted stock units as of March 24, 2008 of which 360,000 units vested immediately. We expensed $1.2 million of this award to reflect the value of the 360,000 vested restricted stock units as of March 29, 2008. The remaining 360,000 restricted stock units will vest ratably over six months beginning October 24, 2008. The fair value and compensation cost vary based on share price and this has been accounted for as a liability award in accordance with SFAS 123R.

Restated Executive Incentive Share Purchase Plan

In the second quarter of 2007, our shareowners approved a restated executive incentive share purchase plan which allows officers and senior management executives, as designated by the Compensation Committee, to elect to receive their performance bonus (or a portion thereof), provided that annual performance targets are met as: (a) a cash payment or (b) common share units held on their behalf by an independent trust. If the employee elects to receive common share units, we will provide to the employee an equal number of shares, which vest in three years provided certain corporate performance goals are achieved (“Match Portion”).

The Match Portion of the performance bonus is estimated based on the employee’s election and will be amortized over the service period of approximately four years. In the first quarter of 2008, employees deferred a total of $1.1 million under this plan. The Company expensed $0.1 million in the first quarter of 2008 and nil in the first quarter of 2007 related to the 2008 and 2007 matching portion of the performance bonus. At March 29, 2008, the awards under this plan have been accounted for as a liability award in accordance with SFAS 123R.

Note 5 – Income Taxes

Income tax provision was $2.4 million on pretax loss of $18.9 million in the first quarter of 2008 as compared to $2.0 million on pretax earnings of $6.8 million in the first quarter of 2007. The following table reconciles income taxes calculated at the basic Canadian corporate rate with the income tax provision:

(in millions of U.S dollars)	March 29, 2008	March 31, 2007
Income tax provision (recovery) based on Canadian statutory rates	$(5.9)	$2.3
Foreign tax rate differential	(0.9)	(1.1)
Non-deductible expenses and other items	0.6	—
Increase to other tax liabilities	1.3	0.8
Increase in valuation allowance	7.3	—

Total	$2.4	$2.0

As of March 29, 2008, we recognized $1.4 million of interest in the income statement and $8.8 million of interest and penalties in the balance sheet. We have classified the interest and penalties as income tax expense.

We are currently under audit by the Canada Revenue Agency for tax years 2000 through 2004 and by the Internal Revenue Service for tax years 2000 through 2005. The amounts that may ultimately be payable by us as a result of these audits are uncertain. We believe that the amounts provided for the outcome of these audits in our tax liabilities are adequate; however, our estimates of tax liabilities for these audits may change materially in the near term as the audits progress.

Note 6 – Comprehensive (Loss) Income

	For the three months ended
(in millions of U.S. dollars)	March 29, 2008	March 31, 2007
Net (loss) income	$(21.3)	$4.8
Foreign currency translation	(3.1)	1.1
Pension liabilities	(0.1)	—

	$(24.5)	$5.9

Note 7 – Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, that would occur if in-the-money stock options were exercised.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations follows:

	Three months ended
	March 29, 2008			March 31, 2007
	Net (loss) (numerator)	Weighted Average Shares (denominator)	Per-share amount	Net income (numerator)	Weighted Average Shares (denominator)	Per-share amount
	(in millions of U.S. dollars)	(in thousands)		(in millions of U.S. dollars)	(in thousands)
Basic (loss) income available to common shareholders
Net (loss) income	$(21.3)	71,871	$(0.30)	$4.8	71,752	$0.07
Effect of dilutive securities
Options	—	—		—	43
Diluted (loss) income available to common shareholders

Net (loss) income	$(21.3)	71,871	$(0.30)	$4.8	71,795	$0.07

At March 29, 2008, options to purchase 1,814,564 (March 31, 2007 — 2,508,389) shares of common stock at a weighted average exercise price of C$29.40 (March 31, 2007 — C$30.45) per share were outstanding, but were not included in the computation of diluted net (loss) income per share because the options’ exercise price was greater than the average market price of the common stock.

Note 8 – Segment Reporting

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

	Business Segments
(in millions of U.S. dollars)	North America	International	Total
For the three months ended March 29, 2008
External revenue	$274.6	$115.1	$389.7
Depreciation and amortization	16.3	4.6	20.9
Operating (loss) income	(14.0)	1.8	(12.2)
Additions to property, plant and equipment	11.8	5.3	17.1
As of March 29, 2008
Property, plant and equipment	256.2	136.2	392.4
Goodwill	26.7	80.2	106.9
Intangibles and other assets	205.3	27.3	232.6
Total assets	700.9	439.0	1,139.9

(in millions of U.S. dollars)	North America	International	Total
For the three months ended March 31, 2007
External revenue	$295.5	$104.7	$400.2
Depreciation and amortization	13.1	4.8	17.9
Restructuring – note 2	0.2	0.1	0.3
Operating income	10.6	4.9	15.5
Additions to property, plant and equipment	11.2	5.0	16.2
As of December 29, 2007
Property, plant and equipment	250.8	137.6	388.4
Goodwill	28.0	80.3	108.3
Intangibles and other assets net	208.0	28.0	236.0
Total assets	700.0	448.9	1,148.9

For the three months ended March 29, 2008, sales to Wal-Mart accounted for 37.0% (March 31, 2007—39.0%) of our total revenues, 45.8% of our North American business (March 31, 2007- 48.7%) and 15.9% of our International business (March 31, 2007- 19.7%).

Credit risk arises from the potential default of a customer in meeting its financial obligations to us. Concentrations of credit exposure may arise with a group of customers that have similar economic characteristics or are located in the same geographic region. The ability of such customers to meet obligations would be similarly affected by changing economic, political or other conditions. We are not currently aware of any facts that would create a material credit risk.

Revenues by geographic area are as follows:

	For the three months ended
(in millions of U.S. dollars)	March 29, 2008	March 31, 2007
United States	$231.4	$256.2
Canada	43.2	39.3
United Kingdom	88.2	79.3
Other countries	26.9	25.4

	$389.7	$400.2

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	March 29, 2008	December 29, 2007
United States	$199.9	$191.4
Canada	56.3	59.4
United Kingdom	123.1	125.2
Other countries	13.1	12.4

	$392.4	$388.4

Note 9 – Inventories

(in millions of U.S. dollars)	March 29, 2008	December 29, 2007
Raw materials	$48.6	$50.1
Finished goods	68.7	61.4
Other	18.2	18.6

	$135.5	$130.1

Note 10 – Intangibles and Other Assets

	March 29, 2008			December 29, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in millions of U.S. dollars)			(in millions of U.S. dollars)
Intangibles
Not subject to amortization
Rights	$80.4	$—	$80.4	$80.4	$—	$80.4

Subject to amortization
Customer relationships	164.8	63.2	101.6	165.9	60.8	105.1
Trademarks	25.5	11.1	14.4	29.9	13.6	16.3
Information technology	66.1	45.8	20.3	65.5	44.2	21.3
Other	3.6	1.5	2.1	4.0	1.5	2.5

	260.0	121.6	138.4	265.3	120.1	145.2

	340.4	121.6	218.8	345.7	120.1	225.6

Other Assets
Financing costs	6.2	3.9	2.3	4.8	4.1	0.7
Other	16.3	4.8	11.5	14.5	4.8	9.7

	22.5	8.7	13.8	19.3	8.9	10.4

	$362.9	$130.3	$232.6	$365.0	$129.0	$236.0

Amortization expense of intangible assets was $7.8 million for the first quarter ended March 29, 2008 ($5.4 million – March 31, 2007).

Note 11 – Debt

Our total debt is as follows:

(in millions of U.S. dollars)	March 29, 2008	December 29, 2007
8% senior subordinated 8% notes due in 2011 [1]	$269.0	$269.0
Senior secured credit facility [2]	144.8	102.3
Receivables securitization	—	33.0
Other debt	15.8	3.1
Capital leases	3.5	3.9

Total debt	433.1	411.3
Less: Short-term borrowings and current debt:
Senior secured credit facility	144.8	102.3
Receivables securitization	—	33.0
Other short-term debt	15.6	1.7

Total short-term borrowings	160.4	137.0
Capital leases – current maturities	1.6	2.4

Total current debt	162.0	139.4

Long-term debt before discount	271.1	271.9
Less discount on 8% notes	(2.8)	(2.9)

Total long-term debt	$268.3	$269.0

[1]

Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001. The notes contain a number of financial covenants including limitations on capital stock repurchases, dividend payments and incurrence of indebtedness. Penalties exist if we redeem the notes prior to December 15, 2009.

[2]	Includes $3.8 million of checks issued but not cashed.

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)
Remainder of 2008	$17.2
2009	2.1
2010	—
2011	269.0
2012	—
2013	—
Thereafter	—

$288.3

Short-term borrowings include bank overdrafts and borrowings under our credit facilities and receivables securitization facility.

Asset Based Lending Facility

On March 31, 2008, we entered into an agreement which created a new asset-based lending credit facility (the “ABL Facility”) that provides for financing in the United States, Canada, and the United Kingdom. We anticipate the ABL Facility will be expanded to provide funding for Mexico commencing in the second quarter ending June 28, 2008. The new ABL Facility replaced our former senior secured credit facilities in the United States, Canada, the United Kingdom, and Mexico and our receivables securitization facility in the United States, the latter of which was terminated on March 28, 2008. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL Facility. On March 31, 2008, we paid off the remaining balance of the former senior secured credit facility and terminated this credit facility. At that time, there were no amounts due under the receivables securitization facility.

The ABL Facility is a five-year revolving facility of up to $250.0 million. The five-year term is subject to the refinancing of our 8% senior subordinated notes due 2011; the new ABL Facility will mature early if such notes have not been refinanced six months prior to their maturity on terms and conditions specified in the ABL Facility. If excess availability falls below $30.0 million, we will be required to maintain a fixed charge coverage ratio of 1:1 (see Note 13 for more information).

Senior Secured Credit Facilities

As of March 29, 2008, we maintained senior secured credit facilities providing for financing in North America, the U.K. and Mexico with an expiration date of March 31, 2010.

The facilities allowed for revolving credit borrowings in a principal amount of up to $225.0 million provided we were in compliance with the covenants and conditions of the agreement and were comprised of two separate facilities:

•	a $220.0 million multicurrency facility for our North American and U.K. operations, and

•	a $5.0 million Mexican facility.

The weighted average interest rate was 6.25% on these facilities as of March 29, 2008 (7.19% - December 29, 2007).

Receivables Securitization Facility

Our principal U.S. operating subsidiaries maintained a receivables securitization facility under which they agreed to sell substantially all of their receivables generated from their ordinary course operations to our special purpose indirect subsidiary, Cott USA Receivables Corporation. This subsidiary in turn sold and assigned undivided interests in the receivables and related assets to an unaffiliated entity and certain other financial institutions in exchange for cash. These transfers were treated as financing activities for purposes of our consolidated financial statements. The agreement contained representations, warranties, covenants, and indemnities customary for facilities of this type. The facility did not contain any covenants that we viewed as materially constraining our activities or the activities of our subsidiaries, except for Cott USA Receivables Corporation. We had nil (December 29, 2007- $33.0) outstanding and a weighted average interest rate of nil at March 29, 2008 (December 29, 2007 – 7.41%).

Long-Term Borrowings

8% Senior Subordinated Notes

We have outstanding 8% senior subordinated notes (“Notes”), which are due on December 15, 2011. As of March 29, 2008, the principal amount of those Notes was $269.0 million (December 29, 2007- $269.0 million). The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on these Notes is payable semi-annually on June 15th and December 15th .

Covenant Compliance

Our senior secured credit facility, which was replaced by the ABL Facility on March 31, 2008, contained and the indenture respecting the Notes contains a number of business and financial covenants and events of default that apply to the borrowers and the restricted subsidiaries. The restricted subsidiaries are, in general, the guarantor subsidiaries organized in Canada, the U.S., and the U.K. Among other events of default or triggers for prepayment provided for under these agreements include: a change of control of us in certain circumstances; unsatisfied judgments or cross default or cross acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture, and $15.0 million, in the case of the credit facility; our insolvency or that of the restricted subsidiaries; and covenant default under the credit facilities or indenture. Some of the more material financial covenants are discussed below.

Our senior secured credit facility contained financial covenants. Absent the repayment and termination of this facility through the use of the ABL Facility, we would not have been in compliance with the two primary financial covenants of the senior secured credit facility, the total leverage ratio and the fixed charge coverage ratio.

The indenture for the Notes has numerous covenants that are applicable to Cott Beverages Inc., the restricted subsidiaries and us. We can only make restricted payments, such as paying dividends, buying back stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60.0 million in the aggregate, may be made without satisfying the restricted payments test.

We can only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of March 29, 2008, our fixed charge coverage ratio was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

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

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at March 29, 2008, these conditions of default did not exist with respect to any other indebtedness. See Note 13 for a discussion of the business and financial covenants and events of default contained in the ABL Facility.

Note 12 – Contingencies and Commitments

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

In January 2005, we were named as one of many defendants in a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on consumers. On June 2, 2006, the British Columbia Supreme Court granted the summary trial application, which resulted in the dismissal of the plaintiffs’ action against us and the other defendants. On June 26, 2006, the plaintiffs appealed the dismissal of the action to the British Columbia Court of Appeals, which appeal was denied, and an appeal to the Supreme Court of Canada was rejected on December 20, 2007. In February 2005, similar class action claims were filed in a number of other Canadian provinces. Claims filed in Quebec have since been discontinued, but is unclear how the dismissal of the British Columbia case will impact the other cases.

We had $6.1 million in standby letters of credit outstanding as of March 29, 2008 ($6.5 million—December 29, 2007).

We have revisited a foreign tax issue and are investigating the amount and probability of this possible liability for non-income based taxes. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined, however, as a result of this review to date, we have recorded a charge of $1.0 million. This charge was determined in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represents our current best estimate of probable loss. While the ultimate outcome is not yet known, based on current facts we believe there is an additional possible risk of loss between nil and $2.0 million.

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, other taxes (including value added taxes) and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, or results of operations or cash flows.

Note 13 – Subsequent Events

On March 31, 2008, we entered into a new ABL Facility that provides for financing in the United States, Canada, and the United Kingdom. The ABL Facility replaced our former senior secured credit facility in the United States, Canada, the United Kingdom, and Mexico and our receivables securitization facility in the United States. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL Facility. The ABL Facility is a five-year revolving facility of up to $250.0 million. The five-year term is subject to the refinancing of our 8% senior subordinated notes due 2011; the new ABL Facility will mature early if such notes have not been refinanced six months prior to their maturity on terms and conditions specified in the ABL Facility.

The ABL Facility includes a revolver of up to $250.0 million, with availability dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. In general, the borrowing base will equal the sum of up to 85% of our eligible accounts receivable, 65% of our eligible inventory valued at the lower of cost or market, determined on a first-in, first-out basis, or, if less, up to 85% of the appraised liquidation value of such eligible inventory (provided that the maximum amount of such eligible inventory which may be included as part of the borrowing base may not exceed the lesser of 75% of our eligible accounts receivable and $150.0 million), and a property, plant and equipment component initially equal to the lesser of (i) 75% of the fair market value of the borrowers’ eligible real estate plus 85% of the liquidation value of the borrowers’ eligible equipment and (ii) $50.0 million.

The ABL Facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the United Kingdom ($75.0 million). The ABL Facility may be increased up to an additional $100.0 million at our option if lenders agree to increase their commitments. The interest rate margin on loans under the facility is fixed for the first six months of the term, and then will vary quarterly based on our average aggregate availability. The interest rate on LIBOR (or other fixed rate) loans for the first six months will be LIBOR (or such other fixed rate) plus 2.50%. If utilized, prime (or other variable rate) loans during the first six months would bear an interest rate of prime (or such other variable rate) plus 1.00%.

The debt under the ABL Facility is guaranteed by most of our U.S., U.K. and Canadian subsidiaries. It is also expected to be subject to certain guarantees of our Mexican subsidiaries by the end of the second quarter of 2008. Subject to certain exceptions, the debt and guarantees are secured by (i) all of our and the guarantors’ ownership interests in our and their respective subsidiaries and (ii) substantially all of the personal property assets of the borrowers and the guarantors as well as specified real estate. We have agreed to pay usual and customary commitment fees that vary on a monthly basis depending on average utilization of the ABL facility.

The borrowers and restricted subsidiaries are subject to a number of business and financial covenants and events of default. The ABL Facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL Facility include nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards. The ABL Facility also contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. We have agreed to maintain excess availability of at least $15.0 million.

Note 14 – Guarantor Subsidiaries

The 8% senior subordinated notes issued by our wholly owned subsidiary, Cott Beverages Inc. are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by Cott Corporation and certain other wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.

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

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the three months ended March 29, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$51.9	$222.8	$94.2	$33.5	$(12.7)	$389.7
Cost of sales	44.6	202.9	82.9	31.2	(12.7)	348.9

Gross profit	7.3	19.9	11.3	2.3	—	40.8
Selling, general and administrative expenses	12.2	26.8	9.8	4.0	—	52.8
Loss on disposal of property, plant and equipment	—	0.2	—	—	—	0.2

Operating (loss) income	(4.9)	(7.1)	1.5	(1.7)	—	(12.2)
Other (income) loss, net	—	(1.5)	(0.2)	0.3	—	(1.4)
Interest (income) expense, net	(3.6)	10.7	0.2	0.4	—	7.7
Minority interest	—	—	—	0.4	—	0.4

(Loss) income before income taxes (recovery) and equity (loss) income	(1.3)	(16.3)	1.5	(2.8)	—	(18.9)
Income taxes expense (recovery)	0.8	2.3	—	(0.7)	—	2.4
Equity (loss) income	(19.3)	0.2	(16.3)	—	35.4	—

Net (loss) income	$(21.4)	$(18.4)	$(14.8)	$(2.1)	$35.4	$(21.3)

19

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the three months ended March 31, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$48.5	$251.3	$82.8	$30.1	$(12.5)	$400.2
Cost of sales	41.6	219.6	71.4	26.6	(12.5)	346.7

Gross profit	6.9	31.7	11.4	3.5	—	53.5
Selling, general and administrative expenses	6.5	21.4	8.3	1.5	—	37.7
Loss on disposal of property, plant and equipment	0.1	0.2	—	—	—	0.3

Operating (loss) income	0.3	10.1	3.1	2.0	—	15.5
Other (income) loss, net	0.2	2.5	(0.5)	(0.6)	(1.4)	0.2
Interest (income) expense, net	—	8.0	(0.4)	0.2	—	7.8
Minority interest	—	—	—	0.7	—	0.7

(Loss) income before income taxes (recovery) and equity (loss) income	0.1	(0.4)	4.0	1.7	1.4	6.8
Income taxes expense (recovery)	0.3	0.9	0.4	0.4	—	2.0
Equity (loss) income	5.0	1.0	2.1	—	(8.1)	—

Net (loss) income	$4.8	$(0.3)	$5.7	$1.3	$(6.7)	$4.8

Cott Corporation

Consolidating Balance Sheets

(in millions of U.S. dollars, unaudited)

	As of March 29, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Assets
Current assets
Cash	$1.7	$0.7	$13.0	$6.0	$—	$21.4
Accounts receivable	39.7	65.7	67.8	98.6	(72.8)	199.0
Income taxes recoverable	0.1	27.4	—	1.2	(0.7)	28.0
Inventories	25.8	74.0	28.1	7.6	—	135.5
Prepaid expenses and other assets	1.6	3.7	5.2	0.2	—	10.7
Deferred income taxes	—	0.8	(0.7)	—	—	0.1

	68.9	172.3	113.4	113.6	(73.5)	394.7
Property, plant and equipment	56.3	193.9	129.5	12.7	—	392.4
Goodwill	26.8	4.5	75.6	—	—	106.9
Intangibles and other assets	14.6	159.9	25.7	32.4	—	232.6
Due from affiliates	270.7	9.3	201.1	41.9	(523.0)	—
Investments in subsidiaries	75.2	31.0	—	157.6	(263.8)	—
Deferred income taxes	12.2	—	0.1	1.0	—	13.3

	$524.7	$570.9	$545.4	$359.2	$(860.3)	$1,139.9

Liabilities
Current liabilities
Short-term borrowings	$14.0	$116.9	$13.9	$—	$—	$144.8
Current maturities of long-term debt	—	17.2	—	—	—	17.2
Income taxes payable	—	—	0.7	—	(0.7)	—
Accounts payable and accrued liabilities	32.4	103.6	64.9	67.9	(72.8)	196.0

	46.4	237.7	79.5	67.9	(73.5)	358.0
Long-term debt	—	268.3	—	—	—	268.3
Other long-term liabilities	—	12.3	5.6	—	—	17.9
Due to affiliates	45.0	197.9	264.2	15.9	(523.0)	—
Losses and distributions in excess of investment	—	—	284.6	—	(284.6)	—
Other tax liabilities	23.6	11.7	1.5	—	—	36.8
Deferred income taxes	—	14.9	15.4	—	—	30.3

	115.0	742.8	650.8	83.8	(881.1)	711.3

Minority interest	—	—	—	18.9	—	18.9

Shareowners’ Equity
Capital stock
Common shares	275.0	178.4	318.7	175.1	(672.2)	275.0
Additional paid-in-capital	33.8	(1.0)	—	1.0	—	33.8
Retained earnings (deficit)	71.8	(349.1)	(401.3)	0.1	750.3	71.8
Accumulated other comprehensive income (loss)	29.1	(0.2)	(22.8)	80.3	(57.3)	29.1

	409.7	(171.9)	(105.4)	256.5	20.8	409.7

	$524.7	$570.9	$545.4	$359.2	$(860.3)	$1,139.9

Cott Corporation

Consolidating Balance Sheets

(in millions of U.S. dollars)

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

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended March 29, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(21.4)	$(18.4)	$(14.8)	$(2.1)	$35.4	$(21.3)
Depreciation and amortization	3.2	10.7	5.7	1.3	—	20.9
Amortization of financing fees	—	0.1	—	0.1	—	0.2
Share-based compensation	1.4	2.2	—	—	—	3.6
Deferred income taxes	(0.9)	0.3	(0.9)	0.5	—	(1.0)
Increase in other income tax liabilities	0.8	0.3	—	—	—	1.1
Minority interest	—	—	—	0.4	—	0.4
Loss on disposal of property, plant and equipment	—	0.2	—	—	—	0.2
Equity income (loss), net of distributions	21.9	0.6	19.2	—	(41.7)	—
Other non-cash items	—	—	—	(0.2)	—	(0.2)
Net change in non-cash working capital	(4.4)	(25.5)	(6.5)	30.3	1.1	(5.0)

Net cash (used in) provided by operating activities	0.6	(29.5)	2.7	30.3	(5.2)	(1.1)

Investing activities
Additions to property, plant and equipment	(0.9)	(10.8)	(2.9)	(2.5)	—	(17.1)
Additions to intangibles	(0.3)	(1.8)	—	0.1	—	(2.0)
Proceeds from disposal of property, plant and equipment	—	(0.1)	0.1	—	—	—
Advances to affiliates	6.0	—	(2.4)	9.0	(12.6)	—

Net cash (used in) provided by investing activities	4.8	(12.7)	(5.2)	6.6	(12.6)	(19.1)

Financing activities
Payments of long-term debt	—	(1.1)	—	—	—	(1.1)
Short-term borrowings	(7.1)	36.2	14.0	(33.0)	(1.3)	8.8
Advances from affiliates	(9.0)	2.4	(6.1)	—	12.7	—
Distributions to subsidiary minority shareowner	—	—	—	(1.1)	—	(1.1)
Issuance of demand notes	—	8.5	—	—	—	8.5
Dividends paid	—	(3.0)	(2.6)	(0.8)	6.4	—
Other financing activities	(0.3)	(0.1)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	(16.4)	42.9	5.3	(34.9)	17.8	14.7

Effect of exchange rate on cash	(0.5)	—	(0.1)	0.1	—	(0.5)
Net increase (decrease) in cash	(11.5)	0.7	2.7	2.1	—	(6.0)
Cash, beginning of period	13.2	—	10.3	3.9	—	27.4

Cash, end of period	$1.7	$0.7	$13.0	$6.0	$—	$21.4

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended March 31, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$4.8	$(0.3)	$5.7	$1.3	$(6.7)	$4.8
Depreciation and amortization	2.8	8.7	5.1	1.3	—	17.9
Amortization of financing fees	—	0.1	0.1	0.1	—	0.3
Share-based compensation	2.5	—	—	—	—	2.5
Deferred income taxes	0.3	0.4	(0.4)	(0.1)	—	0.2
Increase in other income tax liabilities	—	—	—	0.8	—	0.8
Minority interest	—	—	—	0.7	—	0.7
Equity income (loss), net of distributions	92.4	(0.3)	(2.1)	—	(90.0)	—
Asset impairments	—	3.5	(3.5)	—	—	—
Other non-cash items	(0.1)	0.5	—	(0.1)	—	0.3
Net change in non-cash working capital	(132.8)	(48.0)	214.1	(44.0)	(1.4)	(12.1)

Net cash provided by (used in) operating activities	(30.1)	(35.4)	219.0	(40.0)	(98.1)	15.4

Investing activities
Additions to property, plant and equipment	(2.0)	(8.8)	(5.4)	—	—	(16.2)
Additions to intangibles	(5.2)	(18.2)	23.0	—	—	(0.4)
Proceeds from disposal of property, plant and equipment	—	0.1	0.1	—	—	0.2
Advances to affiliates	(4.6)	—	(43.3)	—	47.9	—

Net cash (used in) provided by investing activities	(11.8)	(26.9)	(25.6)	—	47.9	(16.4)

Financing activities
Payments of long-term debt	—	(1.2)	—	—	—	(1.2)
Short-term borrowings	40.5	13.0	(99.3)	41.6	—	(4.2)
Advances from affiliates	—	43.3	4.6	—	(47.9)	—
Distributions to subsidiary minority shareowner	—	—	—	(0.6)	—	(0.6)
Dividends paid	—	—	(97.4)	(0.7)	98.1	—
Other financing activities	0.1	2.3	(2.5)	—	—	(0.1)

Net cash (used in) provided by financing activities	40.6	57.4	(194.6)	40.3	50.2	(6.1)

Effect of exchange rate on cash	—	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash	(1.3)	(4.9)	(1.2)	0.2	—	(7.2)
Cash, beginning of period	1.8	4.9	1.2	5.5	—	13.4

Cash, end of period	$0.5	$—	$—	$5.7	$—	$6.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Current industry reports show a continued decline in the carbonated soft drinks (“CSD”) category in the North American Food and Mass Merchandiser Channels. We anticipate this decline to continue throughout 2008 as consumers gravitate towards non-carbonated beverages and soft drink manufacturers raise prices to reflect significantly higher commodity costs. This decline in CSDs is reflected in a decrease in shelf space of our CSDs at our major customer, Wal-Mart. Energy drinks, sparkling waters and non-carbonated beverages, including bottled water and ready-to-drink teas, continue to show growth in North America.

As previously disclosed, Wal-Mart has begun reducing shelf space in its United States stores dedicated to its retailer brand CSDs, which Cott supplies on an exclusive basis. As a result, we expect an adverse impact on volume for the second quarter due to inventory and shelf adjustments, and although we are unable to estimate the full year impact of this change, we are taking actions designed to mitigate sales and volume loss in the second half of the year.

In addition, a long-term contract with Wal-Mart for the lease and maintenance of vending machines will be allowed to expire in June 2008, in connection with Wal-Mart’s plans to implement a different approach to soft drink vending. The existing program was designed to support Wal-Mart’s brands. The new program will result in a significant reduction in the number of our vending machines at Wal-Mart. Accordingly, we have reduced the expected useful life of these assets, and as such, we recorded accelerated depreciation of $0.9 million in the first quarter of 2008 and expect additional accelerated depreciation in the second quarter of 2008.

We also made changes in our leadership structure, replacing both our Chief Executive Officer (“CEO”) and the President of our International Division. While the $8.0 million in executive transition costs associated with this change materially affected the first quarter of 2008, we believe the long-term effects from the change in leadership will be positive for the Company. Included in the executive transition costs are $1.9 million of non-cash stock compensation expense. We appointed an Interim CEO and are actively searching for a permanent CEO.

Importance of being a low cost producer

Ingredients and packaging costs represent a significant portion of our cost of sales and therefore, we are focusing on managing such costs. Most of these costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, polyethylene terephthalate (“PET”) resin and high fructose corn syrup (“HFCS”). In 2007, the average price paid for aluminum increased significantly, reflecting world pricing resulting from global demand for the commodity.

We entered into a supply agreement to mitigate the impact of aluminum market fluctuations on pricing by minimizing price increases on our business into the fourth quarter of 2008. We are currently working with PET resin suppliers to manage pricing in 2008, but at this point in time, because PET resin is not a traded commodity, no fixed price mechanism has been implemented. HFCS has a history of volatile price changes. We expect HFCS market prices will continue to increase as a result of growing demand for corn-related products. Therefore, we have locked in the price for the majority of our HFCS requirements for our North American business into the fourth quarter of 2008.

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

Importance of our partnership with retailers

As part of our efforts to become the retailers’ best partner, we have created fully-integrated business units and customer development and solutions teams which will allow for further cost reduction, as well as improve service to and connections with our major customers. The North American structure implemented in 2007 more closely aligns resources to customer needs. Our customer development and solutions teams provide integrated services that are dedicated to specific customer needs and opportunities.

We are a preferred retailer brand partner because our large network of manufacturing and distribution facilities can meet the needs of national and regional retailers. Our infrastructure allows us to deliver to our retailers’ quality, profitable products that help them build their brands with their customers. We generally have strong relationships with our retail partners, and continuously work to provide them with new products that reflect market trends.

Importance of new product innovation

We continue to work toward strengthening our innovation pipeline. We are rolling out a new product portfolio, which is focused on the higher growth, higher margin categories of ready-to-drink teas, energy drinks and nutrient-infused waters.

While focused on driving improved performance in our North America core portfolio with current customers, our business strategy also contemplates the continued expansion of our business outside North America. We continue to view Mexico and the U.K./Europe as long-term growth opportunities and are working to grow our business in these markets. We also expect to explore opportunities to expand to new global customers and geographies.

Summary financial results

Our net loss in the three months ended March 29, 2008 was $21.3 million or $0.30 per diluted share, compared with net income of $4.8 million or $0.07 per diluted share in the first quarter of 2007. The increased loss resulted from:

•	the highly competitive environment and continued decline in the North American CSD industry, particularly in the United States;

•	executive transition costs;

•	increased selling, general and administrative costs associated with new distribution channels, increased expenses for expiring trade names and bad debt expense;

•	accelerated depreciation resulting from Wal-Mart’s decision to remove certain of our vending machines from Wal-Mart stores; and

•	a higher effective income tax rate resulting from a valuation allowance on U.S. deferred income tax assets.

Non-GAAP Measures

In this report, we present certain information regarding changes in our revenue excluding the impact of foreign exchange. We believe that this is a useful financial measure for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our changes in revenue on a U.S. GAAP basis, it presents a useful tool to evaluate our ongoing operations and provides investors with an opportunity to evaluate our management of assets held from period to period. In addition, these adjusted amounts are one of the factors we use in internal evaluations of the overall performance of our business. This information, however, is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for changes in revenue as determined in accordance with U.S. GAAP.

Results of Operations

	For the three months ended
	March 29, 2008		March 31, 2007
	Millions of U.S. Dollars	Percent of Revenue	Millions of U.S. Dollars	Percent of Revenue
Revenue	$389.7	100.0%	$400.2	100.0%
Cost of sales	348.9	89.5%	346.7	86.6%

Gross profit	40.8	10.5%	53.5	13.4%
Selling, general and administrative expenses (“SG&A”)	52.8	13.6%	37.7	9.4%
Loss on disposal of property, plant and equipment	0.2	—	—	—
Restructuring, asset impairments and other charges	—	—	0.3	0.1%

Operating (loss) income	(12.2)	(3.1)%	15.5	3.9%
Other (income) loss, net	(1.4)	(0.3)%	0.2	0.1%
Interest expense	7.7	2.0%	7.8	1.9%
Minority interest	0.4	0.1%	0.7	0.2%

(Loss) income before income taxes	(18.9)	(4.9)%	6.8	1.7%
Income tax expense	2.4	0.6%	2.0	0.5%

Net (loss) income	(21.3)	(5.5)%	$4.8	1.2%

Depreciation & amortization	$20.9	5.4%	$17.9	4.5%

Analysis of Revenue, Operating (Loss) Income and Case Volume by Geographic Region:

	For the three months ended
(In millions of U.S. Dollars)	March 29, 2008	March 31, 2007
Revenue
North America	$274.6	$295.5
International	115.1	104.7

Total	$389.7	$400.2

Operating (loss) income
North America	$(14.0)	$10.6
International	1.8	4.9

Total	$(12.2)	$15.5

Volume 8oz equivalent cases - Total Beverage (including concentrate)
North America	156.9	164.3
International	114.8	153.5

Total	271.7	317.8

Volume 8oz equivalent cases – Filled Beverage
North America	135.6	147.1
International	47.4	45.8

Total	183.0	192.9

Revenue – Revenue in the first quarter of 2008 decreased 2.6% from the comparable prior year period and decreased 4.5% when the impact of foreign exchange is excluded. The decrease in revenue was primarily the result of a 7.8% decrease in North American case volume in filled beverage 8-ounce equivalents (“beverage case volume”). The North America beverage case volume decline was primarily due to continued softness in the carbonated soft drink category and elevated promotional activity by other national brands that continued from the prior year.

Our North American revenue in 2008 decreased 7.1% from 2007. Excluding the impact of foreign exchange, revenue decreased by 9.1% from 2007 primarily due to a decrease in beverage case volume. Our International segment revenue increased 9.9% over 2007 due to price increases after reporting a 3.5% increase in beverage case volume. The International concentrate case volume decreased 37.4% due to a drop in our concentrate volume at Royal Crown International (“RCI”) reflecting higher than normal bottler shipments in the fourth quarter of 2007 ahead of 2008 price increases. The U.K./Europe business reported revenue growth of 13.4% on volume growth of 3.7% due to pricing increases and a shift in sales and improved product mix towards higher margin products, such as energy drinks and products that have no artificial flavors and no artificial colors (“NAFNAC”). Mexico reported strong revenue growth of 8.8% even as beverage case volume decreased by 1.3%, primarily as a result of price increases and broadening distribution within non-mass channels.

Analysis of Revenue by Geographic Region:

(In million of U.S. dollars)	Cott [1]	North America	Inter- national
Change in revenue	$(10.5)	$(20.9)	$10.4
Impact of foreign exchange	(8.0)	(6.7)	(1.3)

Change excluding foreign exchange	$(18.5)	$(27.6)	$9.1

Percentage change in revenue	(2.6%)	(7.1%)	9.9%

Percentage change in revenue excluding foreign exchange	(4.5%)	(9.1%)	8.6%

[1]	Cott includes North America and International.

Analysis of Revenue by Product:

	For the three months ended
(In millions of U.S. dollars)	March 29, 2008	March 31, 2007
Revenue
Carbonated soft drinks*	$260.6	$277.3
Concentrate	7.2	9.1
All other products	121.9	113.8

Total	$389.7	$400.2

(In millions of physical cases)
8 ounce volume
Carbonated soft drinks*	123.2	135.3
Concentrate	88.7	124.9
All other products	59.8	57.6

Total	271.7	317.8

*	includes carbonated soft drinks and sparkling water

Cost of Sales – Cost of sales was 89.5% of revenue for the first quarter of 2008, as compared to 86.6% of revenue in the first quarter of 2007. Variable costs represented 78.8% of total cost of sales in the first quarter of 2008, up from 77.2% in the first quarter of 2007. Major elements of these variable costs included ingredients and packaging costs, distribution costs and fees paid to third-party manufacturers. Our cost of sales increased mainly due to a higher mix of lower-margin bottled water products, lower utilization of our North American plant facilities and higher ingredient and packaging costs as compared to the comparable prior year period. In the third and fourth quarter of 2007, we recorded costs related to our voluntary product recall in the U.K. as “Cost of Sales.” We are currently in the process of trying to negotiate a recovery of some of these costs through claims under our insurance coverage.

Gross Profit – Gross profit for the first quarter of 2008 was 10.5% of revenue, down from 13.4% of revenue in the first quarter of 2007. The overall gross profit decline of 23.7% was primarily due to lower sales, higher ingredient and packaging costs, higher fixed operating costs due to an 8.5% decrease in the utilization of our North American plant facilities, and the sale of more lower-margin products such as bottled water.

Gross profit changes for selected geographic regions were:

•	North American decrease of 30.5%

•	International decrease of 9.9%

•	U.K./European decrease of 7.0%

•	RCI decrease of 11.8%

•	Mexico decrease of 33.3%

All of our regions were adversely affected by higher ingredient and packaging costs as compared to the comparable prior year period. Our North American region was materially affected by a drop in beverage case volume as a result of the continued decline in the demand for our core products in the U.S. North American gross margins were impacted by lower volumes and a higher mix of lower-margin bottled water volume. Absent foreign exchange impact, North American revenue declined 9.1%.

International revenue grew 9.9% in the first quarter of 2008 as compared to the comparable prior year quarter. Absent foreign exchange impact, International revenue grew 8.6% as compared to the prior year. The U.K./Europe total case volume increased 3.9% to 39.6 million cases and revenues increased 13.4% to $92.9 million, which reflects positive volume growth, pricing and a significant shift in mix towards more healthy and premium NAFNAC products. In Mexico, higher pricing drove a revenue increase of 8.8% to $16.1 million, although due to softness with modern trade and club customers, overall case volumes were relatively flat at 7.6 million cases as compared to the prior year quarter. We view Mexico as a strong growth market as evidenced by the increases in revenue in that market even as their gross profit was adversely impacted by certain non-income based taxes.

RC International concentrate case volume was down 39.2% to 62.6 million cases and revenue was down 26.6% to $5.8 million, due to increased order volume in the fourth quarter of 2007 in advance of higher pricing in 2008.

Selling, General and Administrative Expenses (“SG&A”) – SG&A in the first quarter of 2008 was up $15.1 million or 40.1% over the first quarter of 2007. As a percentage of revenue, SG&A increased to 13.6% during the first quarter of 2008, up from 9.4% for the same period last year. Both the overall increase and the percentage of revenue increase were primarily due to $8.0 million of executive transition costs, $2.1 million of increased bad debt expense, $1.3 million of increased amortization related to the change in the estimated life of certain trade names, $1.1 million of additional depreciation and impairments associated with vending equipment, $2.4 million of additional selling and marketing costs associated with new products, and the adverse impact of $1.3 million of foreign exchange.

Operating (Loss) Income – Operating loss was $12.2 million in the first quarter of 2008, as compared with operating income of $15.5 million in the first quarter of 2007.

Interest Expense – Net interest expense was down 1.3% compared to the first quarter of 2007 primarily due to lower overall average interest rates even as we have higher overall debt amounts.

Income Taxes – We recorded an income tax expense of $2.4 million and for the first quarter of 2008 as compared with an income tax expense of $2.0 million for the first quarter of 2007. The non-recognition of a tax benefit was primarily due to losses generated in the U.S. for which no tax benefit can be recognized until the probability of future recovery is improved. The valuation allowance resulted in the non-recognition of $7.3 million in tax benefits in the first quarter of 2008.

Net Loss Per Share – Net loss for the quarter was $21.3 million or a loss of $0.30 per diluted common share as compared to net income of $4.8 million for 2007 or income of $0.07 per diluted common share.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three months ended March 29, 2008 and March 31, 2007 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the three months ended
(in millions of U.S. dollars)	March 29, 2008	March 31, 2007
Cash (used in) provided by operating activities	$(1.1)	$15.4
Cash used in investing activities	(19.1)	(16.4)
Cash provided by (used in) financing activities	14.7	(6.1)
Effect of exchange rate changes on cash	(0.5)	(0.1)

Net decrease in cash	(6.0)	(7.2)
Cash, beginning of period	27.4	13.4

Cash, end of period	$21.4	$6.2

Financial and Capital Resources

Our sources of capital include operating cash flows and short term borrowings under our bank facilities. We believe we have adequate financial resources to meet our ongoing cash requirements for operations and capital expenditures, as well as our other financial obligations based on our operating cash flows and our new ABL facility, which replaced our senior secured credit facility and receivables securitization facility on March 31, 2008.

We began taking delivery beginning in the first quarter of 2008 of approximately $31.4 million of new equipment and will incur $8.3 million of related infrastructure costs to support our North American bottled water business, which is expected to significantly lower production costs for this line of business. We are funding the equipment commitment through an interim financing and capital lease arrangement that was signed in January 2008. In connection with this, we recorded $28.5 million of construction in progress costs within the “Property, plant and equipment” category on our balance sheet as of March 29, 2008. We are required to make additional payments totaling $5.0 million through June 2008. Under the lease agreement, the lessor has reimbursed us $10.0 million for payments already made, paid $5.0 million directly to the manufacturer, will reimburse us an additional $10.2 million through June 2008 and will pay an additional $6.2 million directly to the manufacturer. The $5.0 million paid directly to the manufacturer is reflected as a reduction in the “Issuance of short-term debt” against the $15 million borrowed from the lessor as interim financing. The $5.0 million paid directly to the manufacturer is also reflected as a reduction to “Additions to property, plant and equipment.”

Operating activities

Cash used in operating activities in the first three months of 2008 decreased by $16.5 million primarily as the result of cash used in operations as reflected by our operating loss and a decrease in accounts payable.

Investing activities

Cash used in investing activities increased by $2.7 million primarily as a result of the addition of the water bottling equipment and software in the United States and various software costs.

Financing activities

Cash provided by financing activities increased by $20.8 million due primarily to $8.5 million of interim financing for the water bottling equipment and $8.8 million to fund our operating activity cash shortfall as opposed to a partial pay down of our short-term borrowings in the prior year period.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K as of March 29, 2008.

Long-term Liquidity

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the new ABL facility, will be sufficient to fund anticipated capital expenditures, make required payments of principal and interest on our debt, and satisfy other long-term contractual commitments for the next twelve months.

On March 31, 2008, we entered into an agreement which created a new ABL Facility that provides for financing in the United States, Canada, and the United Kingdom. We anticipate the ABL Facility will be expanded to provide funding for Mexico commencing in the second quarter ending June 28, 2008. The new ABL Facility replaced our former senior secured credit facilities in the United States, Canada, the United Kingdom, and Mexico and our receivables securitization facility in the United States, the latter of which was terminated on March 28, 2008. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL Facility. On March 31, 2008, we paid off the remaining balance of the former senior secured credit facility and terminated our agreements. At that time, there were no amounts due under the receivables securitization facility.

Long-term debt–Long-term debt as of March 29, 2008 was $268.3 million, compared with $269.0 million as of December 29, 2007. For more information regarding our debt, see Note 11 to our consolidated financial statements.

ABL Facility

The ABL Facility is a five-year revolving facility of up to $250.0 million. The five-year term is subject to the refinancing of our 8% senior subordinated notes due 2011; the new ABL Facility will mature early if such notes have not been refinanced six months prior to their maturity on terms and conditions specified in the ABL Facility.

However, for periods extending beyond twelve months, if our operating cash flow and borrowings under the ABL facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include refinancing our long-term debt, the sale of a portion or all of our assets or operations, or the sale of additional debt or equity securities.

The borrowers and restricted subsidiaries are subject to a number of business and financial covenants and events of default. The ABL Facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL Facility include nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards. The ABL Facility also contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. We have agreed to maintain excess availability of at least $15.0 million.

Senior Secured Credit Facilities

As of March 29, 2008, we maintained senior secured credit facilities providing for financing in North America, the U.K. and Mexico with an expiration date of March 31, 2010.

The facilities allowed for revolving credit borrowings in a principal amount of up to $225.0 million provided we were in compliance with the covenants and conditions of the agreement and were comprised of two separate facilities:

•	a $220.0 million multicurrency facility for our North American and U.K. operations, and

•	a $5.0 million Mexican facility.

The weighted average interest rate was 6.25% on these facilities as of March 29, 2008 (7.19% - December 29, 2007).

Receivables Securitization Facility

Our principal U.S. operating subsidiaries maintained a receivables securitization facility under which they agreed to sell substantially all of their receivables generated from their ordinary course operations to our special purpose indirect subsidiary, Cott USA Receivables Corporation. This subsidiary in turn sold and assigned undivided interests in the receivables and related assets to an unaffiliated entity and certain other financial institutions in exchange for cash. These transfers were treated as financing activities for purposes of our consolidated financial statements. The agreement contained representations, warranties, covenants, and indemnities customary for facilities of this type. The facility did not contain any covenants that we viewed as materially constraining our activities or the activities of our subsidiaries, except for Cott USA Receivables Corporation. We had nil (December 29, 2007- $33.0) outstanding and a weighted average interest rate of nil at March 29, 2008 (December 29, 2007 – 7.41%).

Long-Term Borrowings

8% Senior Subordinated Notes

We have outstanding 8% senior subordinated notes (“Notes”), which are due on December 15, 2011. As of March 29, 2008, the principal amount of those Notes was $269.0 million (December 29, 2007- $269.0). The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15th and December 15th.

Covenant Compliance

Our senior secured credit facility, which was replaced by the ABL Facility on March 31, 2008, contained and the indenture respecting the Notes contains a number of business and financial covenants and events of default applicable to the borrowers and the restricted subsidiaries. The restricted subsidiaries are, in general, the guarantor subsidiaries organized in Canada, the U.S., and the U.K. Among other events of default or triggers for prepayment provided for under these agreements include: a change of control of us in certain circumstances; unsatisfied judgments or cross default or cross acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture, and $15.0 million, in the case of the credit facility; our insolvency or that of the restricted subsidiaries; and covenant default under the credit facilities or indenture. Some of the more material financial covenants are discussed below.

Our senior secured credit facility contained financial covenants. Absent the repayment and termination of this facility through the use of the ABL Facility, we would not have been in compliance with the two primary financial covenants of the senior secured credit facility, the total leverage ratio and the fixed charge coverage ratio.

The indenture for the Notes has numerous covenants that are applicable to Cott Beverages Inc., the restricted subsidiaries and us. We can only make restricted payments, such as paying dividends, buying back stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60.0 million in the aggregate, may be made without satisfying the restricted payments test.

We can only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of March 29, 2008, our fixed charge coverage ratio was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

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

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As of March 29, 2008, these conditions of default did not exist with respect to any other indebtedness. The business and financial covenants and events of default contained in the ABL Facility are discussed above.

Capital structure

In the first quarter of 2008, shareowner’s equity decreased by $22.5 million from 2007. The decrease was the result of net loss of $21.3 million, a $0.3 million reclassification of share-based compensation to liabilities and a $3.1 million foreign currency translation loss on the net assets of self-sustaining foreign operations offset by $2.3 million of share based compensation expense. The foreign currency translation adjustment resulted from the net changes in the pound sterling and the Canadian dollar relative to the U.S. dollar.

Dividend payments

No dividends were paid in the first quarter of 2008 or in fiscal year 2007, and we are not expecting to change this policy in the next 12 months as we intend to use cash for future growth or debt repayment.

There are certain restrictions on the payment of dividends under our ABL Facility and Notes indenture. The most restrictive provision is the quarterly limitation of dividends based on the prior quarter’s earnings.

Critical Accounting Policies and Estimates

Our critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or other assumptions management believes to be reasonable. Where actuals differ from estimates, revisions are included in the results of the period in which actuals become known. Historically, differences between estimates and actuals have not had a significant impact on our consolidated financial statements.

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis and assume that lower volumes in North America will impact fixed cost absorption.

There have been no significant changes in our critical accounting policies and estimates since December 29, 2007.

Recent Accounting Pronouncements

On December 30, 2007, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. There was no cumulative effect of adoption related to SFAS 157 and the adoption did not have a material impact on the financial position or results of operations. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that began after November 15, 2007. We chose not to elect the fair value option for our financial assets and liabilities existing at December 30, 2007, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 29, 2008. Therefore, the adoption of SFAS 159 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. We expect this to have impact on our accounting for future business combinations once adopted but the effect is dependent upon acquisitions made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss)

attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 increases the disclosure requirements for derivative instruments and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The provisions of this statement are to be applied prospectively in the first annual reporting period beginning on or after November 15, 2008 with comparative disclosures for earlier periods at initial adoption being optional. We are currently evaluating the impact of this standard for our disclosure requirements.

Forward-looking Statements

In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and our future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate”, “believe”, “continue”, “could”, “endeavor”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

The forward-looking statements are based on assumptions that volume and revenue will be consistent with historical trends, and that interest rates will remain constant, and, in certain cases, on management's current plans and estimates. While we believe these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct.

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	the continued decline of the North American carbonated soft drink (“CSD”) business (including the ability to manage fixed costs related to such business);

•	changes in consumer tastes and preferences for existing products, and market acceptance of new product offerings that appeal to such changing tastes;

•	our ability to successfully execute the previously announced water bottling initiatives in the United States, maintain plant efficiencies, lower logistics costs, and other costs;

•	fluctuations in the cost and availability of beverage ingredients and packaging supplies, and our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to pass on increased costs to our customers and the impact those increased prices could have on our volumes;

•	our ability to grow our business outside of North America, including new geographic areas;

•	our ability to expand our business to new channels and customers;

•	our ability to retain existing senior management and find a permanent Chief Executive Officer;

•	loss of or a reduction in business with key customers, particularly Wal-Mart, and the commitment of our customers to their own Cott-supplied beverage programs;

•	increases in competitor consolidations and marketplace competitive activities, particularly among manufacturers of branded beverage products;

•	our ability to identify acquisition and alliance candidates and to integrate into our operations the businesses and product lines that we acquire or become allied with;

•

our ability to secure and implement additional hot-filled and aseptic production capacity to support New Age type beverage growth through our purchase of manufacturing assets, acquisitions or third party manufacturing arrangements;

•	our ability to remediate material weaknesses in internal controls;

•	increase in interest rates;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	our ability to protect the intellectual property inherent in new and existing products;

•	adverse rulings, judgments or settlements in our existing litigation and regulatory reviews, and the possibility that additional litigation or regulatory reviews will be brought against us;

•	product recalls or changes in or increased enforcement of the laws and regulations that affect our business;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the pound sterling, the euro, the Canadian dollar, the Mexican peso and other currencies;

•	changes in tax laws and interpretations of tax laws;

•	interruption in transportation systems, labor strikes, work stoppages and other interruptions or difficulties in the employment of labor or transportation in our markets; and

•	changes in general economic and business conditions.

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

Foreign exchange

We are exposed to changes in foreign currency exchange rates. Operations outside of the U.S. accounted for approximately 40.6% of quarter to date 2008 revenue and 36.0% of comparable 2007 revenue, and are concentrated principally in the U.K., Canada and Mexico. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso at current levels of foreign debt and operations would result in our revenues changing by $14.7 million and our gross profit changing by $3.4 million for the three months ended March 29, 2008.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of March 29, 2008, a 100 basis point increase in the current per annum interest rate for our senior secured credit facility and receivable securitization (reduced by the $6.1 million outstanding letters of credit) would result in $1.4 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at March 29, 2008 was 7.8%.

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

The information below summarizes our market risks associated with long-term debt obligations as of March 29, 2008. The table presents principal cash flows and related interest rates by year of maturity. Interest rates disclosed represent the actual weighted average rates as of March 29, 2008.

	Debt Obligations
(in millions of US dollars)	Outstanding debt balance	Weighted average interest rate for debt maturing
Debt maturing in:
2008	$17.2	4.9%
2009	2.1	5.0%
2010	—	—
2011	269.0	8.0%
2012	—	—

Total	$288.3	7.8%

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of cans and ends, PET (plastic) bottles and preforms, high fructose corn syrup, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We estimate that a 10 percent increase in the market prices of PET over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $16 million.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 29, 2008 due to the reasons described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

1. The Company identified a material weakness as of December 29, 2007 related to our year-end financial closing process and reporting controls and has determined that this weakness continued to exist as of March 29, 2008. Specifically:

a)	We did not maintain a sufficient complement of accounting and finance personnel that were adequately trained and that possessed the appropriate level of knowledge in Generally Accepted Accounting Principles in order to properly account for complex accounting transactions.

b)	The lack of a sufficient complement of accounting and finance personnel under item a), contributed to a lack of appropriate processes, controls and sufficient management oversight over the year-end financial close process to ensure: (i) the timely and accurate execution of account-level analyses and reconciliations, (ii) the systematic review and approval of journal entries, (iii) the proper accounting for non-routine transactions, and (iv) the review of significant variances in account balances. In addition, we did not maintain effective controls over income taxes, including the determination of accrued and deferred taxes and related financial statement disclosures. These deficiencies resulted in audit adjustments proposed by our external auditors affecting the financial statement balances of cost of sales; selling, general and administrative expenses; amortization; income tax (benefit) expense; accounts receivable, accounts payable; intangible assets; deferred income tax assets and shareowners’ equity recorded in the financial statements as of December 29, 2008.

c)	We have segregation of duties control deficiencies over access to financial information technology systems that normally would be compensated by adequate processes, controls and management oversight within the financial close process noted under item b) above. The operating effectiveness of these compensating controls could not be relied on to mitigate the segregation of duties internal control deficiencies.

2. The Company identified a material weakness for the year ended December 30, 2006 and continues to report, as of March 29, 2008, that it did not maintain effective controls over the appropriate review of contracts to evaluate their accounting treatment.

These material weaknesses could affect financial statement balances and could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Plan for remediation of material weaknesses

In response to the identified material weaknesses, and with oversight from our Audit Committee, we are in the process of improving internal controls over financial reporting and remedying the identified material weaknesses. Specific remediation activities include:

1. Material weakness related to financial closing process and reporting controls identified in 2007.

a)	We are expanding and strengthening our accounting and control staff by hiring additional qualified accounting and finance personnel and providing training to existing accounting staff in order to ensure complex accounting transactions are properly identified in a timely manner and accurately recorded.

b)	We are implementing process and policy changes to the financial close and tax processes to ensure that accounts are properly reconciled and analyzed, journal entries are properly authorized and recorded, significant financial statement accounts are properly and timely analyzed and income taxes are properly recorded and disclosed.

c)	We will reduce segregation of duties deficiencies over access to financial information systems to an acceptable level of risk and ensure compensating controls are operating effectively to mitigate any remaining segregation of duties risks.

2. Material weakness related to contracts identified in 2006 and 2007.

a)	We are implementing processes to ensure that all material contracts are identified and receive timely review by the appropriate accounting staff to evaluate the appropriate accounting treatment.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Item 1A.	Risk Factors

Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The risk factors included in that Annual Report on Form 10-K have not changed other than as set forth below.

Recent changes in senior management, and our continued efforts to build our management and finance teams, may divert attention and resources from the core activities of our business and may adversely affect our relationships with customers, suppliers and other constituencies.

We have recently experienced changes in senior management. In March 2008, David T. Gibbons, a member of our Board, assumed the role of Interim Chief Executive Officer upon the departure of our former Chief Executive Officer. Searching for and transitioning to a permanent Chief Executive Officer will take significant time and resources. We also plan to continue to invest time and resources in building our management and finance teams. Our long-term success will depend on our ability to recruit and retain capable and talented people, and any failure to do so could have a material adverse effect on our future operating results and financial condition. In addition, if management changes negatively impact our relationships with customers, suppliers and other constituencies, it could have a material adverse effect on our future operating results and financial condition.

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Employment Termination Agreement between Cott Corporation and Wynn Willard dated February 1, 2008 (filed herewith ).

10.2	Employment Termination Agreement between Cott Corporation and Brent Willis dated as of March 24, 2008 (filed herewith).

10.3	Employment Agreement between Cott Corporation and David T. Gibbons dated April 23, 2008 (filed herewith).

10.4	Credit Agreement dated as of March 31, 2008 among Cott Corporation, Cott Beverages Inc,, Cott Beverages Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, and General Electric Capital Corporation, as Co-Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed April 10, 2008).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2008 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2008 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2008 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2008 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: May 13, 2008	/s/ Juan R. Figuereo
Juan R. Figuereo Chief Financial Officer (On behalf of the Company)

Date: May 13, 2008	/s/ Gregory Leiter
Senior Vice President, Corporate Controller (Principal accounting officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Employment Termination Agreement between Cott Corporation and Wynn Willard dated February 1, 2008 (filed herewith).

10.2	Employment Termination Agreement between Cott Corporation and Brent Willis dated as of March 24, 2008 (filed herewith).

10.3	Employment Agreement between Cott Corporation and David T. Gibbons dated April 23, 2008 (filed herewith).

10.4	Credit Agreement dated as of March 31, 2008 among Cott Corporation, Cott Beverages Inc,, Cott Beverages Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, and General Electric Capital Corporation, as Co-Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed April 10, 2008).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2008 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2008 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2008 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2008 (furnished herewith).