Form 10-Q
period 2008-06-28
COTT CORP /CN/
filed 2008-08-06
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 28, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6525 VISCOUNT ROAD MISSISSAUGA, ONTARIO	L4V 1H6
5519 WEST IDLEWILD AVE TAMPA, FLORIDA	33634
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2008
Common Stock, no par value per share	71,871,330 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except per share amounts)

Unaudited

	For the three months ended		For the six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue	$466.5	$498.5	$856.2	$898.7
Cost of sales	409.5	438.9	758.4	785.6

Gross profit	57.0	59.6	97.8	113.1
Selling, general and administrative expenses	44.5	44.7	97.3	82.3
Loss (gain) on disposal of property, plant & equipment	0.1	(0.4)	0.3	(0.4)
Restructuring and asset impairments - Note 2
Restructuring	6.7	9.1	6.7	9.4
Asset impairments	0.4	—	0.4	—

Operating income (loss)	5.3	6.2	(6.9)	21.8

Other income, net	(4.8)	(2.6)	(6.2)	(2.3)
Interest expense, net	8.0	7.9	15.7	15.7
Minority interest	0.6	0.8	1.0	1.5

Income (loss) before income taxes	1.5	0.1	(17.4)	6.9
Income tax expense - Note 4	3.3	(4.6)	5.7	(2.6)

Net (loss) income	$(1.8)	$4.7	$(23.1)	$9.5

Net (loss) income per common share - Note 6
Basic	$(0.03)	$0.07	$(0.32)	$0.13
Diluted	$(0.03)	$0.07	$(0.32)	$0.13

Weighted average outstanding shares (thousands)
Basic	71,136	71,831	71,502	71,791
Diluted	71,136	71,859	71,502	71,827

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars)

Unaudited

	June 28, 2008	December 29, 2007
ASSETS
Current assets
Cash	$23.9	$27.4
Accounts receivable, net of allowance of $11.1 million ($9.4 million as of December 29, 2007)	225.2	195.4
Income taxes recoverable	26.2	32.8
Inventories - Note 8	134.0	130.1
Prepaid and other expenses	16.7	10.2
Deferred income taxes	0.9	2.5

	426.9	398.4
Property, plant and equipment	395.4	388.4
Goodwill	107.4	108.3
Intangibles and other assets - Note 9	227.7	236.0
Deferred income taxes	13.7	13.3

	$1,171.1	$1,144.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings - Note 10	$140.4	$137.0
Current maturities of long-term debt	9.3	2.4
Income taxes payable	1.1	—
Accounts payable and accrued liabilities	223.7	195.4

	374.5	334.8

Long-term debt - Note 10	288.4	269.0
Other long-term liabilities - Note 2	14.9	18.1
Other tax liabilities	36.9	36.6
Deferred income taxes	32.5	34.1

	747.2	692.6
Contingencies and Commitments - Note 11

Minority interest	19.1	19.6

Shareowners’ equity
Capital stock	275.0	275.0
Treasury stock - Note 12	(6.4)	—
Restricted shares	—	(0.4)
Additional paid-in-capital	36.3	32.2
Retained earnings	70.0	93.1
Accumulated other comprehensive income	29.9	32.3

	404.8	432.2

	$1,171.1	$1,144.4

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Shareowners’ Equity

(in millions of U.S. dollars)

Unaudited

	Number of Common Shares (In Thousands)	Number of Treasury Shares (In Thousands)	Common Shares	Treasury Shares	Restricted Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at December 30, 2006	71,750	—	$273.4	—	$(0.7)	$29.8	$168.7	$17.5	$488.7
Options exercised – Note 3	48	—	0.5	—	—	—	—	—	0.5
Common shares issued – Note 3	68	—	1.1	—	—	—	—	—	1.1
Restricted shares – Note 3	—	—	—	—	0.1	—	—	—	0.1
Share-based compensation – Note 3	—	—	—	—	—	4.9	—	—	4.9
Reclassified share-based compensation to liabilities – Note 3	—	—	—	—	—	(0.4)	—	—	(0.4)
Change in accounting policy	—	—	—	—	—	(4.6)	(4.3)	—	(8.9)
Currency translation adjustment	—	—	—	—	—	—	—	12.4	12.4
Net income	—	—	—	—	—	—	9.5	—	9.5
Other comprehensive income	—	—	—	—	—	—	—	—	21.9

Balance at June 30, 2007	71,866	—	$275.0	—	$(0.6)	$29.7	$173.9	$29.9	$507.9

Balance at December 29, 2007	71,871	—	$275.0	—	$(0.4)	$32.2	$93.1	$32.3	$432.2
Treasury shares	—	1,954	—	(5.4)	—	—	—	—	(5.4)
Treasury shares purchased - Employee Stock Plan - Note 12	—	353	—	(1.0)	—	1.0	—	—	—
Reclassified share-based compensation from liabilities	—	—	—	—	—	0.2	—	—	0.2
Modification of equity award – Note 3	—	—	—	—	—	(0.3)	—	—	(0.3)
Restricted shares – Note 3	—	—	—	—	0.4	—	—	—	0.4
Share-based compensation – Note 3	—	—	—	—	—	3.2	—	—	3.2
Comprehensive loss – Note 5	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	(2.5)	(2.5)
Pension liabilities	—	—	—	—	—	—	—	0.1	0.1
Net loss	—	—	—	—	—	—	(23.1)	—	(23.1)
Other comprehensive loss	—	—	—	—	—	—	—	—	(25.5)

Balance at June 28, 2008	71,871	2,307	$275.0	$(6.4)	—	$36.3	$70.0	$29.9	$404.8

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the three months ended		For the six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Operating Activities
Net (loss) income	$(1.8)	$4.7	$(23.1)	$9.5
Depreciation and amortization	19.9	17.7	40.8	35.6
Amortization of financing fees	0.4	0.2	0.6	0.5
Share-based compensation expense	1.5	2.4	5.1	4.9
Deferred income taxes	2.5	3.2	1.5	3.4
Increase in other income tax liabilities	(2.1)	(0.3)	(1.0)	0.5
Minority interest	0.6	0.8	1.0	1.5
Loss (gain) on disposal of property, plant & equipment	0.1	(0.4)	0.3	(0.4)
Asset impairments	0.4	—	0.4	—
Lease contract termination loss	0.3	—	0.3	—
Lease contract termination payments	(0.4)	—	(0.4)	—
Other non-cash items	0.8	0.2	0.6	0.5
Change in accounts receivable	(25.1)	(40.5)	(25.4)	(49.8)
Change in inventories	1.8	(6.9)	(4.6)	(23.1)
Change in prepaid expenses and other current assets	(6.0)	0.9	(6.6)	(0.7)
Change in other assets	(0.4)	—	(0.4)	—
Change in accounts payable and accrued liabilities	20.2	22.7	17.7	36.1
Change in income taxes recoverable	2.9	(9.4)	7.7	(7.8)

Net cash provided by (used in) operating activities	15.6	(4.7)	14.5	10.7

Investing Activities
Additions to property, plant and equipment	(7.1)	(20.1)	(24.2)	(36.3)
Additions to intangibles	(1.3)	(1.3)	(3.3)	(1.7)
Proceeds from disposal of property, plant & equipment	2.6	0.6	2.6	0.8

Net cash used in investing activities	(5.8)	(20.8)	(24.9)	(37.2)

Financing Activities
Payments of long-term debt	(0.4)	(0.4)	(1.5)	(1.6)
Issuance of long-term debt	8.1	—	16.6	—
Payments on credit facility, net	(140.9)	—	(127.5)	—
Short-term borrowings, net	5.3	26.3	0.7	22.1
Short-term borrowings, ABL	595.4	—	595.4	—
Short-term repayments, ABL	(464.2)	—	(464.2)	—
Distributions to subsidiary minority shareowner	(0.5)	(0.7)	(1.6)	(1.3)
Issuance of common shares	—	0.5	—	0.5
Purchase of treasury shares	(6.4)	—	(6.4)	—
Deferred financing fees	(4.3)	—	(4.3)	—
Other financing activities	0.5	(0.1)	0.1	(0.2)

Net cash provided by (used in) financing activities	(7.4)	25.6	7.3	19.5

Effect of exchange rate changes on cash	0.1	0.1	(0.4)	—

Net (decrease) increase in cash	2.5	0.2	(3.5)	(7.0)
Cash, beginning of period	21.4	6.2	27.4	13.4

Cash, end of period	$23.9	$6.4	$23.9	$6.4

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1- Summary of Significant Accounting Policies

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

Certain of the comparative figures have been reclassified to conform to the current period’s presentation, which includes a reclassification of $4.5 million from accrued liabilities to allowance for doubtful accounts and certain income tax line items located in Note 4.

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

A long-term contract with Wal-Mart for the lease and maintenance of vending machines expired in June 2008, in connection with Wal-Mart’s plans to implement a different approach to soft drink vending. The existing program was designed to support Wal-Mart’s brands. The new program resulted in a significant reduction in the number of our vending machines at Wal-Mart. In January 2008, we revised the expected useful life of these assets, and as such, we recorded accelerated depreciation of $0.7 million and $1.6 million for the three and six months ended June 28, 2008, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that began after November 15, 2007. We chose not to elect the fair value option for our financial assets and liabilities existing at December 30, 2007, and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 28, 2008. Therefore, the adoption of SFAS 159 had no impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 increases the disclosure requirements for derivative instruments and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of this statement are to be applied prospectively in the first annual reporting period beginning on or after November 15, 2008 with comparative disclosures for earlier periods at initial adoption being optional. We are currently evaluating the impact of this standard on our disclosure. Since we currently do not have any derivative instruments, we do not expect any impact upon adoption of this statement.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP becomes effective for us on January 1, 2009. We are still in the process of evaluating the impact of FSP 142-3 on our consolidated financial statements.

Note 2 – Restructuring and Asset Impairments

On June 19, 2008, we announced a plan to refocus on retailer brands and reduce costs in the operation of our business (the “Cost Reduction Plan”). The following table is a summary of our Cost Reduction Plan for charges and payments for the six months ended June 28, 2008:

(in millions of U.S. dollars)	Balance at December 29, 2007	Charge to Costs and Expenses	Payments made during six months ended	Balance at June 28, 2008
Severance and termination benefits	$—	$6.4	$(0.1)	$6.3

	$—	$6.4	$(0.1)	$6.3

In June 2008, we recorded pre-tax restructuring charges totaling $6.4 million (December 29, 2007—nil) in connection with severance costs relating to headcount reductions associated with the Cost Reduction Plan. As of June 28, 2008, the balance has been recorded in accounts payable and accrued liabilities.

In September 2005, we announced our plan to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate under-performing assets and increase focus on high potential accounts. The following table is a summary of charges and payments for the six months ended June 28, 2008:

(in millions of U.S. dollars)	Balance at December 29, 2007	Payments made during six months ended	Charge to Costs and Expenses	Balance at June 28, 2008
Severance and termination benefits	$1.1	$(1.1)	$—	$—
Lease contract termination loss	13.1	(0.6)	0.3	12.8

	$14.2	$(1.7)	$0.3	$12.8

As of June 28, 2008, $8.4 million (December 29, 2007 – $12.1 million) of our lease contract termination loss liability has been recorded as other long-term liabilities and $4.4 million of the lease contract termination loss liability (December 29, 2007 – $2.1 million) has been classified as accounts payable and accrued liabilities.

In 2006 and 2007, we recorded pre-tax restructuring charges totaling $44.8 million in connection with the closure of our facilities at Elizabethtown, Kentucky (“Elizabethtown”) and at Wyomissing, Pennsylvania (“Wyomissing”), and severance costs relating to headcount reductions. We completed all of our previously announced cost restructuring programs as of the end of 2007. However, in June 2008, we recorded a $0.3 million lease contract termination charge associated with finalizing the payments related to a termination agreement for the Wyomissing facility. In June 2008, we also recorded a $0.4 million asset impairment charge for our Elizabethtown facility.

Note 3 - Share-Based Compensation

As of June 28, 2008, we had various share-based compensation plans, which are described below.

The table below summarizes the compensation expense for the three and six month periods ended June 28, 2008 and June 30, 2007. This compensation expense was recorded in selling, general and administrative expenses.

	For the three months ended		For the six months ended
(in millions of U.S. dollars)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock options	$0.1	$1.0	$0.3	$2.5
Performance share units	1.1	1.2	1.1	2.1
Share appreciation rights	0.1	0.2	0.3	0.3
Restricted stock	(0.1)	—	(0.1)	—
CEO award [1]	—	—	1.9	0.1
Interim CEO award	0.3	—	1.5	—
Share purchase plan	—	—	0.1	—

Total	$1.5	$2.4	$5.1	$5.0

[1]	Includes expense for restricted shares of $0.4 million and $0.1 million, respectively, for six month periods ended June 28, 2008 and June 30, 2007.

The table below summarizes the unrecognized compensation expense as of June 28, 2008 and the weighted average years over which such compensation expense is expected to be recognized.

	Unrecognized compensation expense as of June 28, 2008 (in millions of U.S. dollars)	Weighted average years expected to recognize compensation
Stock options	$0.3	0.3
Performance share units	2.3	1.5
Share appreciation rights	1.0	1.3
Interim Chief Executive Officer award	0.8	0.5

Total	$4.4

Common Share Option Plan

Under the 1986 Common Share Option Plan, as amended, we reserved 14.0 million common shares for future issuance. Options are granted at a price not less than fair value of the shares on the grant date. As of June 28, 2008, there were 6.6 million shares available for issuance under the Option Plan.

There were no common shares issued pursuant to option exercises in the first six months of 2008. However, we did grant options representing 25,000 shares in the second quarter of 2008.

Options granted after September 1, 1998 expire after 7 years. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferable and when options are exercised we issue new shares. As a result, these options are dilutive to our shareowners. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimates are based on three factors: risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is based on the implied yield available on zero coupon Government of Canada bonds with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on a combination of historical volatility of our stock and the implied volatility of our traded options.

The fair value of each option granted during the quarter is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

June 28, 2008
Risk-free interest rate	3.4%
Average expected life (years)	5.0
Expected volatility	75.5%
Expected dividend yield	—

Option activity was as follows:

	Shares (In Thousands)	Weighted average exercise price (Canadian $)
Balance at December 29, 2007	2,368	$30.03
Awarded	25	2.60
Forfeited or expired	(671)	30.93

Outstanding at June 28, 2008	1,722	28.87

Exercisable at June 28, 2008	1,632	$28.90

Long-Term Incentive Plans

During the second quarter of 2006, our shareowners approved and adopted two long-term incentive plans, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”). The PSU Plan and SAR Plan were amended and restated in the second quarter of 2007.

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

We recognize the compensation cost of the PSUs and SARs based on the fair value of the grant. We recognize these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Compensation cost of the PSUs may vary depending on management’s estimates of the probability of the performance measures being achieved and the number of PSUs expected to vest.

During the first six months of 2008, the PSU and SAR activity was as follows:

	Number of PSUs (In Thousands)	Number of SARs (In Thousands)
Balance at December 29, 2007	860	622
Awarded	1,459	—
Forfeited	(718)	(72)

Outstanding at June 28, 2008	1,601	550

Subject to meeting certain performance targets and other the terms of the PSU Plan, the vesting date for the PSUs awarded in fiscal 2006 and 2007 will be December 27, 2008 and December 26, 2009, respectively. In 2007, we determined that it was no longer probable that the performance targets for the 2006 and 2007 PSU awards would be achieved and as such, no compensation costs for these awards have been recognized nor are they expected to be recognized in 2008. As of June 28, 2008, no compensation costs were recognized associated with these units because it is not probable that the targets will be met.

In the first quarter of 2008, we awarded a fixed dollar amount of $4.2 million of PSUs (representing 1.5 million shares) to certain executives as part of an executive retention plan. If certain performance targets are met, $1.5 million of these awards will vest as of December 27, 2008 with the remainder vesting as of December 26, 2009. This award is payable in shares and has been accounted for as an equity award in accordance with SFAS 123R, “Share-Based Payments” (“SFAS 123R”).

CEO Share-Based Compensation

In 2006, Brent Willis, our former Chief Executive Officer, received a net cash award of $0.9 million at the commencement of his employment to purchase shares of the Company. The purchased shares were required to be held for a minimum of three years. As part of his termination agreement, we will no longer enforce the requirement that he hold the shares. For the first half of 2008, $0.4 million (June 30, 2007 – $0.1 million) was recorded as compensation expense. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. For 2008, compensation costs of $1.4 million were expensed as compensation expense in the first six months because the shares vested upon termination. On May 16, 2007, one third of his grant vested and, as a result, he received 68,000 common shares, which was recognized as an issuance of share capital. As part of his termination agreement, the remaining 136,000 shares were vested upon his termination and $0.3 million of cash (which was reclassified as a liability award) was paid based on the fair value of such shares.

We granted to David Gibbons, our Interim Chief Executive Officer, 720,000 restricted stock units on March 24, 2008 of which 360,000 units vested immediately. The remaining 360,000 restricted stock units will vest ratably over six months beginning October 24, 2008. We expensed as compensation expense in the first six months ended June 28, 2008 $1.5 million of this award to reflect the value of the 360,000 vested restricted stock units and the anticipated vesting of the remaining shares as of June 28, 2008. The fair value and compensation costs vary based on share price and this has been accounted for as a liability award in accordance with SFAS 123R.

Restated Executive Incentive Share Purchase Plan

In the second quarter of 2007, our shareowners approved a restated executive incentive share purchase plan (the “EISP Plan”) which allows officers and senior management executives, as designated by the Compensation Committee, to elect to receive their performance bonus (or a portion thereof) as common share units held on their behalf by an independent trust. If the employee elects to receive common share units, we will provide to the employee an equal number of shares, which vest in three years provided certain corporate performance goals are achieved (“Match Portion”).

The Match Portion of the performance bonus is estimated based on the employee’s election and will be amortized over the service period of approximately four years. During 2007, employees elected to defer a total of $1.1 million under this plan. The Company recorded an expense of $0.1 million for six months ended June 28, 2008 related to the anticipated 2008 and 2007 matching portion of the performance bonus. At June 28, 2008, the awards for the 2007 plan year have been accounted for as an equity award under SFAS 123R since the number of shares have been fixed under the plan. The awards for the 2008 plan have been accounted for as a liability award in accordance with SFAS 123R since the number of shares has not yet been fixed as of June 28, 2008.

Note 4 - Income Taxes

Income tax provision was $5.7 million on pretax loss of $17.4 million in the six months ended June 28, 2008 as compared to a $2.6 million recovery on pretax earnings of $6.9 million in six months ended June 30, 2007. The following table reconciles income taxes calculated at the basic Canadian corporate rate with the income tax provision:

	For the three months ended		For the six months ended
(in millions of U.S. dollars)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Income tax provision (recovery) based on Canadian statutory rates	$0.2	$0.1	$(5.7)	$2.4
Foreign tax rate differential	(0.5)	(1.1)	(1.4)	(1.0)
Inter-company debt structures	(0.9)	(2.1)	(1.8)	(3.3)
Non-deductible expenses and other items	(0.9)	(0.8)	0.4	(1.2)
(Decrease) increase to reserves	(2.4)	(0.7)	(0.9)	0.5
Increase in valuation allowance	7.8	—	15.1	—

Total	$3.3	$(4.6)	$5.7	$(2.6)

As of June 28, 2008, we recognized $1.4 million of interest in the income statement and $8.9 million of interest and penalties within other tax liabilities in the balance sheet. We have classified the interest and penalties as income tax expense.

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

Legislation was enacted in the UK on July 21, 2008 to change the rules regarding Industrial Building Allowances. The financial impact of this is currently being evaluated and will be included in the next quarter’s income tax provision.

During the second quarter of 2008, we filed a 2004 amended federal income tax return in the United States requesting a refund of approximately $10.2 million relating to the carryback of a net operating loss generated by the Company in 2006. In July of 2008, the aforementioned refund was not received by the Company within 45 days after the date the amended return was filed. This event caused interest income to accrue on this refund starting on March 16, 2007. This interest income will be included in the next quarter’s income tax provision.

Note 5 – Comprehensive (Loss) Income

(in millions of U.S. dollars)	For the three months ended		For the six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net (loss) income	$(1.8)	$4.7	$(23.1)	$9.5
Foreign currency translation	0.6	11.3	(2.5)	12.4
Pension liabilities	0.2	—	0.1	—

	$(1.0)	$16.0	$(25.5)	$21.9

Note 6 – Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, that would occur if in-the-money stock options were exercised.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations follows:

	Three months ended
	June 28, 2008			June 30, 2007
	Net (loss) (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount	Net income (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount
Basic (loss) income available to common shareholders
Net (loss) income	$(1.8)	71,136	$(0.03)	$4.7	71,831	$0.07

Effect of dilutive securities
Options	—	—		—	28

Diluted (loss) income available to common shareholders

Net (loss) income	$(1.8)	71,136	$(0.03)	$4.7	71,859	$0.07

	Six months ended
	June 28, 2008			June 30, 2007
	Net (loss) (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount	Net income (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount
Basic (loss) income available to common shareholders
Net (loss) income	$(23.1)	71,502	$(0.32)	$9.5	71,791	$0.13

Effect of dilutive securities
Options	—	—		—	36

Diluted (loss) income available to common shareholders

Net (loss) income	$(23.1)	71,502	$(0.32)	$9.5	71,827	$0.13

At June 28, 2008, options to purchase 1,721,690 (June 30, 2007 — 2,155,814) shares of common stock at a weighted average exercise price of C$28.87 (June 30, 2007 — C$31.92) per share were outstanding, but were not included in the computation of diluted net (loss) income per share because the options’ exercise price was greater than the average market price of the common stock. Shares purchased on the open market and held by independent trusts are categorized as treasury shares. We excluded 1,592,393 of treasury shares associated with our PSU plan and held in various trusts in the calculation for basic and diluted earnings per share pursuant to Statement of Financial Accounting Standard No. 128 “Earnings Per Share” (“SFAS 128”).

Note 7 - Segment Reporting

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

	Business Segments[1]
(in millions of U.S. dollars)	North America	International	Total
For the three months ended
June 28, 2008
External revenue	$328.1	$138.4	$466.5
Depreciation and amortization	15.2	4.7	19.9
Operating (loss) income	(1.5)	6.8	5.3
Restructuring and asset impairments – Note 2	7.1	—	7.1
Additions to property, plant and equipment	4.7	2.4	7.1

For the six months ended
June 28, 2008
External revenue	$602.7	$253.5	$856.2
Depreciation and amortization	31.5	9.3	40.8
Operating (loss) income	(15.5)	8.6	(6.9)
Restructuring and asset impairments – Note 2	7.1	—	7.1
Additions to property, plant and equipment	16.5	7.7	24.2

As of June 28, 2008
Property, plant and equipment	260.0	135.4	395.4
Goodwill	27.1	80.3	107.4
Intangibles and other assets	203.0	27.5	230.5
Total assets	723.2	447.9	1,171.1

[1]	Intersegment revenue between North America and International is not material and has not been separately disclosed in the table above.

	Business Segments[1]
(in millions of U.S. dollars)	North America	International	Total
For the three months ended
June 30, 2007
External revenue	$364.6	$133.9	$498.5
Depreciation and amortization	12.8	4.9	17.7
Operating (loss) income	(7.0)	13.2	6.2
Restructuring and asset impairments – Note 2	9.1	—	9.1
Additions to property, plant and equipment	11.6	8.5	20.1

For the six months ended
June 30, 2007
External revenue	$660.1	$238.6	$898.7
Depreciation and amortization	25.9	9.7	35.6
Operating (loss) income	3.6	18.2	21.8
Restructuring and asset impairments – Note 2	9.3	0.1	9.4
Additions to property, plant and equipment	22.8	13.5	36.3

As of December 29, 2007
Property, plant and equipment	250.8	137.6	388.4
Goodwill	28.0	80.3	108.3
Intangibles and other assets	208.0	28.0	236.0
Total assets	698.3	446.1	1,144.4

[1]	Intersegment revenue between North America and International is not material and has not been separately disclosed in the table above.

For the six months ended June 28, 2008, sales to Wal-Mart accounted for 35.0% (June 30, 2007—39.8%) of our total revenues, 43.0% of our North American business (June 30, 2007- 46.9%) and 15.9% of our International business (June 30, 2007- 20.3%).

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

Revenues by geographic area are as follows:

(in millions of U.S. dollars)	For the three months ended		For the six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
United States	$264.9	$302.7	$496.3	$558.9
Canada	63.2	61.9	106.4	101.2
United Kingdom	110.8	104.9	199.0	184.2
Other countries	27.6	29.0	54.5	54.4

	$466.5	$498.5	$856.2	$898.7

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	June 28, 2008	December 29, 2007
United States	$204.5	$191.4
Canada	55.5	59.4
United Kingdom	121.5	125.2
Other countries	13.9	12.4

	$395.4	$388.4

Note 8 – Inventories

(in millions of U.S. dollars)	June 28, 2008	December 29, 2007
Raw materials	$48.2	$50.1
Finished goods	67.4	61.4
Other	18.4	18.6

	$134.0	$130.1

Note 9 - Intangibles and Other Assets

	June 28, 2008			December 29, 2007
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$80.4	$—	$80.4	$80.4	$—	$80.4

Subject to amortization
Customer relationships	164.9	66.0	98.9	165.9	60.8	105.1
Trademarks	26.0	12.3	13.7	29.9	13.6	16.3
Information technology	67.3	49.0	18.3	65.5	44.2	21.3
Other	4.2	1.7	2.5	4.0	1.5	2.5

	262.4	129.0	133.4	265.3	120.1	145.2

	342.8	129.0	213.8	345.7	120.1	225.6

Other Assets
Financing costs	5.6	1.2	4.4	4.8	4.1	0.7
Other	14.6	5.1	9.5	14.5	4.8	9.7

	20.2	6.3	13.9	19.3	8.9	10.4

	$363.0	$135.3	$227.7	$365.0	$129.0	$236.0

Amortization expense of intangible assets was $7.2 million and $15.0 million, respectively, for the three and six months ended June 28, 2008 ($5.5 million and $10.9 million for the three and six months ended June 30, 2007).

Note 10 - Debt

Our total debt is as follows:

(in millions of U.S. dollars)	June 28, 2008	December 29, 2007
8% senior subordinated 8% notes due in 2011[1]	$269.0	$269.0
Senior secured credit facility	—	102.3
Asset based lending facility	131.2	—
GE loan[2]	26.2	—
Receivables securitization	—	33.0
Other debt	11.2	3.1
Capital leases	3.0	3.9

Total debt	440.6	411.3
Less: Short-term borrowings and current debt:
Asset based lending facility	131.2	—
Senior secured credit facility	—	102.3
Receivables securitization	—	33.0
Other short-term debt[3]	9.2	1.7

Total short-term borrowings	140.4	137.0
GE Loan - current maturities[4]	6.8	0.0
Capital leases – current maturities	1.4	2.4
Other debt – current maturities	1.1	—

Total current debt	149.7	139.4

Long-term debt before discount	290.9	271.9
Less discount on 8% notes	(2.5)	(2.9)

Total long-term debt	$288.4	$269.0

[1]

Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001. The notes contain a number of financial covenants including limitations on capital stock repurchases, dividend payments and incurrence of indebtedness. Penalties exist if we redeem the notes prior to December 15, 2009.

[2]	Includes $26.2 million of demand notes.
[3]	Primarily includes $9.1 million of checks issued but not cashed.
[4]	Estimated current portion of the anticipated capital leases that will be executed in the 3rd quarter of 2008.

Asset Based Lending Facility

On March 31, 2008, we entered into an agreement which created a new asset-based lending credit facility (the “ABL Facility”) that provides for financing in the United States, Canada, and the United Kingdom. Effective May 28, 2008, our Mexican subsidiaries became guarantors under the ABL Facility. This enables the Company to advance a limited amount of funds to Mexico. The ABL Facility replaced our former senior secured credit facilities in the United States, Canada, the United Kingdom, and Mexico and our receivables securitization facility in the United States, the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL Facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

The ABL Facility is a five-year revolving facility of up to $250 million. The five-year term runs through March 2013 but is subject to the refinancing of our 8% senior subordinated notes due 2011; the new ABL Facility will mature early if such notes have not been refinanced six months prior to their maturity (i.e. June 2011) on terms and conditions specified in the ABL Facility. If excess availability falls below $30.0 million, we will be required to maintain a fixed charge coverage ratio of 1.1 to 1.0. As of June 28, 2008, our availability was approximately $62.1 million.

The amount available under the ABL Facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. The ABL Facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the United Kingdom ($75.0 million). The interest rate margin on loans under the facility is fixed for the first six months of the term, and then will vary quarterly based on our average aggregate availability. The interest rate on LIBOR (or other fixed rate) loans for the first six months will be LIBOR (or such other fixed rate) plus 2.50%. If utilized, prime (or other variable rate) loans during the first six months would bear an interest rate of prime (or such other variable rate) plus 1.00%. The interest rate for the ABL Facility as of June 28, 2008 was 6%.

The Company incurred $4.3 million of financing fees in connection with the ABL Facility. The financing fees are being amortized over a five year period which represents the life of the ABL Facility.

Long-Term Borrowings

8% Senior Subordinated Notes

We have outstanding 8% senior subordinated notes (“Notes”), which are due on December 15, 2011. As of June 28, 2008, the principal amount of those Notes was $269.0 million (December 29, 2007- $269.0). The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on these Notes is payable semi-annually on June 15th and December 15th.

Covenant Compliance

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default. The debt under the ABL Facility is guaranteed by most of our U.S., U.K., Canadian and Mexican subsidiaries. The ABL Facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL Facility include nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards. The ABL Facility also contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. We have agreed to maintain excess availability of at least $15.0 million. As of June 28, 2008, our availability under the ABL facility was approximately $62.1 million.

The indenture respecting the Notes contains a number of business and financial covenants and events of default that apply to the issuer and guarantors. In addition to us, the guarantors are, in general, the subsidiaries organized in Canada, the U.S., and the U.K. Events of default or triggers for prepayment provided for under these agreements include, among others: a change of control of us in certain circumstances; unsatisfied judgments or cross default or cross acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture; our insolvency or that of the restricted subsidiaries; and covenant default under the credit facilities or indenture. Some of the more material financial covenants are discussed below.

The indenture for the Notes has numerous covenants that are applicable to Cott Beverages Inc. and the guarantors. We can only make restricted payments, such as paying dividends, buying back stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60.0 million in the aggregate, may be made without satisfying the restricted payments test.

We can only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of June 28, 2008, our fixed charge coverage ratio under the indenture was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

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

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at June 28, 2008, these conditions of default did not exist with respect to any other indebtedness.

Note 11 – Contingencies and Commitments

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

We had $21.7 million in standby letters of credit outstanding as of June 28, 2008 ($6.5 million—December 29, 2007).

We have a foreign non-income tax issue for which we have recorded a charge of $1.0 million. This charge was determined in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represents our current best estimate of probable loss. While the ultimate outcome is not yet known, based on current facts we believe there is an additional possible risk of loss between nil and $2.6 million.

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, other taxes (including value added taxes) and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, or results of operations or cash flows.

Note 12 – Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million shares of our common shares on the open market for $6.4 million, of which 2.0 million shares or $5.4 million are to be used to satisfy our anticipated future liability under the PSU Plan and 0.3 million shares or $1.0 million are held in trust for our employees as part of the deferred compensation arrangement under the EISP Plan. See Note 3 for further details of these two plans.

Note 13 – Other Income

	For the three months ended		For the six months ended
(in millions of U.S. dollars)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Foreign exchange gains	$(0.2)	$(2.6)	$(0.2)	$(2.3)
Insurance reimbursement	(4.5)	—	(4.5)	—
Other loss (gain)	(0.1)	—	(1.5)	—

Total	$(4.8)	$(2.6)	$(6.2)	$(2.3)

In the second quarter of 2008, we recorded $4.5 million as business interruption recovery for some of the costs related to our voluntary product recall in the U.K. through claims under our insurance coverage.

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

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the three months ended June 28, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$73.9	$253.6	$116.8	$38.1	$(15.9)	$466.5
Cost of sales	58.6	230.5	101.7	34.6	(15.9)	409.5

Gross profit	15.3	23.1	15.1	3.5	—	57.0
Selling, general and administrative expenses	6.2	26.1	8.9	3.3	—	44.5
Loss (gain) on disposal of property, plant and equipment	0.3	0.3	(0.5)	—	—	0.1
Restructuring and asset impairments	0.9	6.2	—	—	—	7.1

Operating income (loss)	7.9	(9.5)	6.7	0.2	—	5.3

Other (income) expense, net	0.1	0.1	(4.7)	(0.3)	—	(4.8)
Interest expense (income), net	(2.8)	10.8	—	—	—	8.0
Minority interest	—	—	—	0.6	—	0.6

Income (loss) before income taxes (recovery) and equity (loss) income	10.6	(20.4)	11.4	(0.1)	—	1.5

Income taxes expense (recovery)	1.7	0.5	1.2	(0.1)	—	3.3
Equity (loss) income	(10.7)	0.7	(20.6)	—	30.6	—

Net (loss) income	$(1.8)	$(20.2)	$(10.4)	$—	$30.6	$(1.8)

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the six months ended June 28, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$125.8	$476.4	$211.0	$71.6	$(28.6)	$856.2
Cost of sales	103.2	433.4	184.6	65.8	(28.6)	758.4

Gross profit	22.6	43.0	26.4	5.8	—	97.8
Selling, general and administrative expenses	18.4	52.9	18.7	7.3	—	97.3
Loss (gain) on disposal of property, plant and equipment	0.3	0.5	(0.5)	—	—	0.3
Restructuring and asset impairments	0.9	6.2	—	—	—	7.1

Operating (loss) income	3.0	(16.6)	8.2	(1.5)	—	(6.9)

Other (income) expense, net	0.1	(1.4)	(4.9)	—	—	(6.2)
Interest expense (income), net	(6.5)	21.6	0.2	0.4	—	15.7
Minority interest	—	—	—	1.0	—	1.0

(Loss) income before income taxes (recovery) and equity (loss) income	9.4	(36.8)	12.9	(2.9)	—	(17.4)

Income taxes expense (recovery)	2.5	2.8	1.2	(0.8)	—	5.7
Equity (loss) income	(30.0)	0.9	(36.9)	—	66.0	—

Net (loss) income	$(23.1)	$(38.7)	$(25.2)	$(2.1)	$66.0	$(23.1)

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the three months ended June 30, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$80.8	$294.6	$109.6	$37.4	$(23.9)	$498.5
Cost of sales	67.7	270.9	92.2	32.0	(23.9)	438.9

Gross profit	13.1	23.7	17.4	5.4	—	59.6
Selling, general and administrative expenses	9.8	25.0	7.9	2.0	—	44.7
Gain on disposal of property, plant and equipment	—	(0.4)	—	—	—	(0.4)
Restructuring and asset impairments	3.7	5.4	—	—	—	9.1

Operating income (loss)	(0.4)	(6.3)	9.5	3.4	—	6.2

Other (income) expense, net	(2.9)	3.3	0.2	(2.8)	(0.4)	(2.6)
Interest expense (income), net	1.1	9.2	(3.2)	0.8	—	7.9
Minority interest	—	—	—	0.8	—	0.8

Income (loss) before income taxes (recovery) and equity (loss) income	1.4	(18.8)	12.5	4.6	0.4	0.1

Income taxes (recovery) expense	0.4	(6.1)	1.5	(0.4)	—	(4.6)
Equity (loss) income	3.7	0.3	(12.5)	—	8.5	—

Net income (loss)	$4.7	$(12.4)	$(1.5)	$5.0	$8.9	$4.7

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the six months ended June 30, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$129.3	$545.9	$192.4	$67.5	$(36.4)	$898.7
Cost of sales	109.3	490.5	163.6	58.6	(36.4)	785.6

Gross profit	20.0	55.4	28.8	8.9	—	113.1
Selling, general and administrative expenses	16.3	46.3	16.2	3.5	—	82.3
Gain on disposal of property, plant and equipment	—	(0.4)	—	—	—	(0.4)
Restructuring and asset impairment	3.8	5.6	—	—	—	9.4

Operating income (loss)	(0.1)	3.9	12.6	5.4	—	21.8

Other (income) expense, net	(2.7)	5.9	(0.3)	(3.4)	(1.8)	(2.3)
Interest expense (income), net	1.1	17.2	(3.6)	1.0	—	15.7
Minority interest	—	—	—	1.5	—	1.5

Income (loss) before income taxes (recovery) and equity (loss) income	1.5	(19.2)	16.5	6.3	1.8	6.9

Income taxes (recovery) expense	0.7	(5.2)	1.9	—	—	(2.6)
Equity (loss) income	8.7	1.3	(10.4)	—	0.4	—

Net income (loss)	$9.5	$(12.7)	$4.2	$6.3	$2.2	$9.5

Cott Corporation

Consolidating Balance Sheets

(in millions of U.S. dollars, unaudited)

	Consolidating Balance Sheets
	As of June 28, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash	$5.2	$8.6	$4.6	$5.5	$—	$23.9
Accounts receivable	39.8	100.2	89.6	45.9	(50.3)	225.2
Income taxes recoverable	0.1	25.5	(0.9)	1.5	—	26.2
Inventories	25.8	73.9	27.0	7.3	—	134.0
Prepaid expenses and other assets	2.0	8.2	6.3	0.2	—	16.7
Deferred income taxes	—	0.9	—	—	—	0.9

	72.9	217.3	126.6	60.4	(50.3)	426.9

Property, plant and equipment	55.5	199.4	126.9	13.6	—	395.4
Goodwill	27.1	4.5	75.8	—	—	107.4
Intangibles and other assets	10.6	159.7	25.9	31.5	—	227.7
Deferred income taxes	12.4	—	0.1	1.2	—	13.7
Due from affiliates	271.1	9.7	204.6	41.9	(527.3)	—
Investments in subsidiaries	61.4	31.7	—	158.6	(251.7)	—

	$511.0	$622.3	$559.9	$307.2	$(829.3)	$1,171.1

LIABILITIES
Current liabilities
Short-term borrowings	$—	$139.2	$1.2	$—	$—	$140.4
Current maturities of long-term debt	—	9.3	—	—	—	9.3
Income taxes payable	—	—	1.1	—	—	1.1
Accounts payable and accrued liabilities	35.9	139.3	83.4	15.4	(50.3)	223.7

	35.9	287.8	85.7	15.4	(50.3)	374.5

Long-term debt	—	288.4	—	—	—	288.4
Other long-term liabilities	—	9.8	5.1	—	—	14.9
Due to affiliates	45.0	201.4	264.7	16.2	(527.3)	—
Losses and distributions in excess of investment	—	—	302.6	—	(302.6)	—
Other tax liabilities	25.3	11.4	0.2	—	—	36.9
Deferred income taxes	—	15.5	17.0	—	—	32.5

	106.2	814.3	675.3	31.6	(880.2)	747.2

Minority interest	—	—	—	19.1	—	19.1

Shareowners’ Equity
Capital stock
Common shares	275.0	178.4	319.1	175.0	(672.5)	275.0
Treasury shares	(6.4)	—	—	—	—	(6.4)
Restricted shares	—	—	—	—	—	—
Additional paid-in-capital	36.3	(1.0)	—	1.0	—	36.3
Retained earnings (deficit)	70.0	(369.3)	(411.5)	(0.5)	781.3	70.0
Accumulated other comprehensive income (loss)	29.9	(0.1)	(23.0)	81.0	(57.9)	29.9

	404.8	(192.0)	(115.4)	256.5	50.9	404.8

	$511.0	$622.3	$559.9	$307.2	$(829.3)	$1,171.1

Cott Corporation

Consolidating Balance Sheets

(in millions of U.S. dollars)

	Consolidating Balance Sheets
	As of December 29, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash	$13.2	$—	$10.3	$3.9	$—	$27.4
Accounts receivable	33.7	26.0	83.4	86.7	(34.4)	195.4
Income taxes recoverable	0.1	28.6	3.3	0.8	—	32.8
Inventories	26.1	71.7	25.2	7.1	—	130.1
Prepaid expenses and other assets	1.6	4.3	4.0	0.3	—	10.2
Deferred income taxes	—	1.8	0.7	—	—	2.5

	74.7	132.4	126.9	98.8	(34.4)	398.4

Property, plant and equipment	59.4	184.1	132.8	12.1	—	388.4
Goodwill	28.0	4.5	75.8	—	—	108.3
Intangibles and other assets	16.3	159.9	26.5	33.3	—	236.0
Deferred income taxes	—	—	12.8	0.5	—	13.3
Due from affiliates	266.7	9.0	198.0	41.7	(515.4)	—
Investments in subsidiaries	95.6	20.7	—	164.1	(280.4)	—

	$540.7	$510.6	$572.8	$350.5	$(830.2)	$1,144.4

LIABILITIES
Current liabilities
Short-term borrowings	$20.4	$82.4	$—	$34.2	$—	$137.0
Current maturities of long-term debt	—	2.4	—	—	—	2.4
Accounts payable and accrued liabilities	31.7	84.3	87.7	26.1	(34.4)	195.4

	52.1	169.1	87.7	60.3	(34.4)	334.8

Long-term debt	—	269.0	—	—	—	269.0
Other long-term liabilities	0.3	12.3	5.5	—	—	18.1
Due to affiliates	45.1	194.8	268.6	6.9	(515.4)	—
Losses and distributions in excess of investment	—	—	163.0	—	(163.0)	—
Other tax liabilities	11.0	11.4	14.2	—	—	36.6
Deferred income taxes	—	15.2	18.9	—	—	34.1

	108.5	671.8	557.9	67.2	(712.8)	692.6

Minority interest	—	—	—	19.6	—	19.6

Shareowners’ Equity
Capital stock
Common shares	275.0	178.4	319.5	175.0	(672.9)	275.0
Restricted shares	(0.4)	—	—	—	—	(0.4)
Additional paid-in-capital	32.2	—	—	—	—	32.2
Retained earnings (deficit)	93.1	(339.6)	(276.5)	5.0	611.1	93.1
Accumulated other comprehensive income (loss)	32.3	—	(28.1)	83.7	(55.6)	32.3

	432.2	(161.2)	14.9	263.7	(117.4)	432.2

	$540.7	$510.6	$572.8	$350.5	$(830.2)	$1,144.4

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended June 28, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(1.7)	$(20.3)	$(10.4)	$—	$30.6	$(1.8)
Depreciation and amortization	3.8	9.6	5.2	1.3	—	19.9
Amortization of financing fees	0.1	0.2	0.1	—	—	0.4
Share-based compensation	—	1.5	—	—	—	1.5
Deferred income taxes	4.0	0.6	(0.2)	(1.9)	—	2.5
Increase in other income tax liabilities	(1.4)	0.5	(1.2)	—	—	(2.1)
Minority interest	—	—	—	0.6	—	0.6
Loss (gain) on disposal of property, plant and equipment	0.3	0.2	(0.4)	—	—	0.1
Equity (loss) income , net of distributions	13.5	(0.1)	20.7	—	(34.1)	—
Asset impairments	—	0.4	—	—	—	0.4
Lease contract termination loss	—	0.3	—	—	—	0.3
Lease contract termination payments	—	(0.4)	—	—	—	(0.4)
Other non-cash items	—	0.6	—	0.2	—	0.8
Net change in non-cash working capital	(16.8)	(8.2)	(1.6)	21.0	(1.0)	(6.6)

Net cash provided by (used in) operating activities	1.8	(15.1)	12.2	21.2	(4.5)	15.6

Investing activities
Additions to property, plant and equipment	(0.6)	(4.2)	(1.7)	(0.6)	—	(7.1)
Additions to intangibles	0.3	(1.3)	—	(0.3)	—	(1.3)
Proceeds from disposal of property, plant and equipment	2.5	0.2	(0.1)	—	—	2.6
Advances to affiliates	—	—	(2.7)	(18.3)	21.0	—

Net cash (used in) provided by investing activities	2.2	(5.3)	(4.5)	(19.2)	21.0	(5.8)

Financing activities
Payments of long-term debt	—	(0.4)	—	—	—	(0.4)
Issue of long-term debt	—	8.1	—	—	—	8.1
Payments on extinguishment of credit facility	(13.9)	(112.8)	(12.7)	(1.5)	—	(140.9)
Short-term borrowings	1.7	3.6	(1.3)	—	1.3	5.3
Long-term borrowings - ABL	35.5	514.9	45.0	—	—	595.4
Long-term repayments - ABL	(35.5)	(384.9)	(43.8)	—	—	(464.2)
Advances from affiliates	18.3	2.7	0.1	—	(21.1)	—
Distributions to subsidiary minority shareowner	—	—	—	(0.5)	—	(0.5)
Purchase of treasury shares	(6.4)	—	—	—	—	(6.4)
Issuance of demand notes	—	—	—	—	—	—
Dividends paid	—	—	(2.7)	(0.6)	3.3	—
Deferred financing fees	(0.7)	(3.0)	(0.6)	—	—	(4.3)
Other financing activities	0.4	0.1	—	—	—	0.5

Net cash provided by (used in) financing activities	(0.6)	28.3	(16.0)	(2.6)	(16.5)	(7.4)

Effect of exchange rate on cash	0.1	—	(0.1)	0.1	—	0.1
Net (decrease) increase in cash	3.5	7.9	(8.4)	(0.5)	—	2.5
Cash, beginning of period	1.7	0.7	13.0	6.0	—	21.4

Cash, end of period	$5.2	$8.6	$4.6	$5.5	$—	$23.9

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the six months ended June 28, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(23.1)	$(38.7)	$(25.2)	$(2.1)	$66.0	$(23.1)
Depreciation and amortization	7.0	20.3	10.9	2.6	—	40.8
Amortization of financing fees	0.1	0.3	0.1	0.1	—	0.6
Share-based compensation	1.4	3.7	—	—	—	5.1
Deferred income taxes	3.1	0.9	(1.1)	(1.4)	—	1.5
Increase in other income tax liabilities	(0.6)	0.8	(1.2)	—	—	(1.0)
Minority interest	—	—	—	1.0	—	1.0
Loss (gain) on disposal of property, plant and equipment	0.3	0.4	(0.4)	—	—	0.3
Equity (loss) income , net of distributions	35.4	0.5	39.9	—	(75.8)	—
Asset impairments	—	0.4	—	—	—	0.4
Lease contract termination loss	—	0.3	—	—	—	0.3
Lease contract termination payments	—	(0.4)	—	—	—	(0.4)
Other non-cash items	—	0.6	—	—	—	0.6
Net change in non-cash working capital	(21.2)	(33.7)	(8.1)	51.3	0.1	(11.6)

Net cash provided by (used in) operating activities	2.4	(44.6)	14.9	51.5	(9.7)	14.5

Investing activities
Additions to property, plant and equipment	(1.5)	(15.0)	(4.6)	(3.1)	—	(24.2)
Additions to intangibles	—	(3.1)	—	(0.2)	—	(3.3)
Proceeds from disposal of property, plant and equipment	2.5	0.1	—	—	—	2.6
Advances to affiliates	6.0	—	(5.1)	(9.3)	8.4	—

Net cash (used in) provided by investing activities	7.0	(18.0)	(9.7)	(12.6)	8.4	(24.9)

Financing activities
Payments of long-term debt	—	(1.5)	—	—	—	(1.5)
Issue of long-term debt	—	16.6	—	—	—	16.6
Payments on extinguishment of credit facility	(19.3)	(73.7)	—	(34.5)	—	(127.5)
Short-term borrowings	—	0.7	—	—	—	0.7
Long-term borrowings – ABL	35.5	514.9	45.0	—	—	595.4
Long-term repayments - ABL	(35.5)	(384.9)	(43.8)	—	—	(464.2)
Advances from affiliates	9.3	5.1	(6.0)	—	(8.4)	—
Distributions to subsidiary minority shareowner	—	—	—	(1.6)	—	(1.6)
Purchase of treasury shares	(6.4)	—	—	—	—	(6.4)
Issuance of demand notes	—	—	—	—	—	—
Dividends paid	—	(3.0)	(5.3)	(1.4)	9.7	—
Deferred financing fees	(0.7)	(3.0)	(0.6)	—	—	(4.3)
Other financing activities	0.1	—	—	—	—	0.1

Net cash provided by (used in) financing activities	(17.0)	71.2	(10.7)	(37.5)	1.3	7.3

Effect of exchange rate on cash	(0.4)	—	(0.2)	0.2	—	(0.4)
Net (decrease) increase in cash	(8.0)	8.6	(5.7)	1.6	—	(3.5)
Cash, beginning of period	13.2	—	10.3	3.9	—	27.4

Cash, end of period	$5.2	$8.6	$4.6	$5.5	$—	$23.9

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended June 30, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net income (loss)	$4.7	$(12.4)	$(1.5)	$5.0	$8.9	$4.7
Depreciation and amortization	2.6	8.6	5.3	1.2	—	17.7
Amortization of financing fees	—	—	0.1	0.1	—	0.2
Share-based compensation	2.4	—	—	—	—	2.4
Deferred income taxes	0.4	3.8	(0.5)	(0.5)	—	3.2
Increase in other income tax liabilities	—	—	—	(0.3)	—	(0.3)
Minority interest	—	—	—	0.8	—	0.8
Gain on disposal of property, plant and equipment	—	(0.3)	(0.1)	—	—	(0.4)
Equity (loss) income , net of distributions	(2.5)	0.3	20.6	—	(18.4)	—
Asset impairment	—	(3.5)	3.5	—	—	—
Other non-cash items	(0.5)	0.6	—	0.1	—	0.2
Net change in non-cash working capital	6.0	3.3	(25.8)	(16.3)	(0.4)	(33.2)

Net cash (used in) provided by operating activities	13.1	0.4	1.6	(9.9)	(9.9)	(4.7)

Investing activities
Additions to property, plant and equipment	(2.7)	(8.4)	(8.5)	(0.5)	—	(20.1)
Additions to intangibles	(1.1)	—	(0.2)	—	—	(1.3)
Proceeds from disposal of property, plant and equipment	—	0.5	0.1	—	—	0.6
Advances to affiliates	—	0.1	(2.4)	—	2.3	—

Net cash (used in) provided by investing activities	(3.8)	(7.8)	(11.0)	(0.5)	2.3	(20.8)

Financing activities
Payments of long-term debt	—	(0.4)	—	—	—	(0.4)
Short-term borrowings	(10.4)	12.3	12.8	11.6	—	26.3
Advances from affiliates	—	2.4	—	(0.1)	(2.3)	—
Distributions to subsidiary minority shareowner	—	—	—	(0.7)	—	(0.7)
Issuance of common shares	0.5	—	—	—	—	0.5
Dividends paid	—	(6.7)	(2.5)	(0.7)	9.9	—
Other financing activities	0.1	(0.2)	—	—	—	(0.1)

Net cash provided by (used in) financing activities	(9.8)	7.4	10.3	10.1	7.6	25.6

Effect of exchange rate on cash	—	—	—	0.1	—	0.1
Net increase (decrease) in cash	(0.5)	—	0.9	(0.2)	—	0.2
Cash, beginning of period	0.5	—	—	5.7	—	6.2

Cash, end of period	$—	$—	$0.9	$5.5	$—	$6.4

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the six months ended June 30, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net income (loss)	$9.5	$(12.7)	$4.2	$6.3	$2.2	$9.5
Depreciation and amortization	5.4	17.3	10.4	2.5	—	35.6
Amortization of financing fees	—	0.1	0.2	0.2	—	0.5
Share-based compensation	4.9	—	—	—	—	4.9
Deferred income taxes	0.7	4.2	(0.9)	(0.6)	—	3.4
Increase in other income tax liabilities	—	—	—	0.5	—	0.5
Minority interest	—	—	—	1.5	—	1.5
Gain on disposal of property, plant and equipment	—	(0.3)	(0.1)	—	—	(0.4)
Equity (loss) income , net of distributions	89.9	—	18.5	—	(108.4)	—
Other non-cash items	(0.6)	1.1	—	—	—	0.5
Net change in non-cash working capital	(126.8)	(44.7)	188.3	(60.3)	(1.8)	(45.3)

Net cash provided by (used in) operating activities	(17.0)	(35.0)	220.6	(49.9)	(108.0)	10.7

Investing activities
Additions to property, plant and equipment	(4.7)	(17.2)	(13.9)	(0.5)	—	(36.3)
Additions to intangibles	(6.3)	(18.2)	22.8	—	—	(1.7)
Proceeds from disposal of property, plant and equipment	—	0.6	0.2	—	—	0.8
Advances to affiliates	(4.6)	0.1	(45.7)	—	50.2	—

Net cash (used in) provided by investing activities	(15.6)	(34.7)	(36.6)	(0.5)	50.2	(37.2)

Financing activities
Payments of long-term debt	—	(1.6)	—	—	—	(1.6)
Short-term borrowings	30.1	25.3	(86.5)	53.2	—	22.1
Advances from affiliates	—	45.7	4.6	(0.1)	(50.2)	—
Distributions to subsidiary minority shareowner	—	—	—	(1.3)	—	(1.3)
Issuance of common shares	0.5	—	—	—	—	0.5
Dividends paid	—	(6.7)	(99.9)	(1.4)	108.0	—
Other financing activities	0.2	2.1	(2.5)	—	—	(0.2)

Net cash provided by (used in) financing activities	30.8	64.8	(184.3)	50.4	57.8	19.5

Effect of exchange rate on cash	—	—	—	—	—	—
Net decrease in cash	(1.8)	(4.9)	(0.3)	—	—	(7.0)
Cash, beginning of period	1.8	4.9	1.2	5.5	—	13.4

Cash, end of period	$—	$—	$0.9	$5.5	$—	$6.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink company. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our private label partners to provide proven profitable products. As a fast follower of innovative products, we will identify which new products are succeeding in the marketplace and develop similar products to provide our retail partners. We believe we can identify opportunities for private label growth by carefully following consumer trends in new flavors, categories, package types, and product mix by geography. We have been successful with this approach in Canada and the United Kingdom, where we have been more proactive in bringing new products to our retailer partners and such retailers have been more aggressive as fast followers with private label offerings.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60% of our annual operating income during the second and third quarters of the year. Sales in U.K./Europe tend to be more volatile than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, and rent and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the second quarter of 2008 may not necessarily be indicative of the results that may be expected for the full year.

Businesses in our industry operate at low margins. As previously discussed in our 2007 Annual Report on Form 10-K, industry-wide carbonated soft drink (“CSD”) sales have continued to decline and ingredients and packaging costs continue to increase in 2008. Each of these trends has adversely affected our business and we expect that they will continue to do so. We will continue to focus on containing our costs. Ingredients and packaging costs represent a significant portion of our cost of sales. Most of these costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, polyethylene terephthalate (“PET”) resin, and high fructose corn syrup (“HFCS”). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into price control contracts where possible. Since December 29, 2007, we have locked in the price for the majority of our HFCS requirements for our North American business into the fourth quarter of 2008.

As previously disclosed, Wal-Mart began reducing shelf space in its United States stores dedicated to its retailer brand CSDs, which Cott supplies on an exclusive basis. Over the last several years, sales at Wal-Mart have, consistent with trends affecting the CSD industry, shown declines. However, we have not been able to identify any material adverse financial impact on our revenue or volume from Wal-Mart as a direct result of this reduction in shelf space as of June 28, 2008. In addition, a long-term contract with Wal-Mart for the lease and maintenance of vending machines expired in June 2008, in connection with Wal-Mart’s plans to implement a different approach to soft drink vending. That program was designed to support Wal-Mart’s brands.

Summary financial results

Our net loss in the three months ended June 28, 2008 (the “second quarter”) and six months ended June 28, 2008 (“year-to-date”) was $1.8 million or $0.03 per diluted share and $23.1 million or $0.32 per diluted share, respectively, compared with net income of $4.7 million or $0.07 per diluted share and $9.5 million or $0.13 per diluted share for the three and six months ended June 30, 2007, respectively. The six month loss resulted primarily from certain factors including:

•	the highly competitive environment and continued decline in the North American CSD industry, particularly in the United States;

•	executive transition costs of $6.8 million (including $1.9 million of non-cash stock compensation expense);

•	restructuring severance costs of $6.7 million to refocus our North American unit on our private label business;

•

increased selling, general and administrative costs associated with increased expenses for expiring trade names, amortization of software costs, additional sales and marketing costs and bad debt expense;

•	accelerated depreciation of $1.6 million resulting from Wal-Mart’s decision to remove certain of our vending machines from Wal-Mart stores; and

•	a higher effective income tax rate resulting from a valuation allowance on U.S. deferred income tax assets.

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

Results of Operations

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	Percent of Revenue	Percent of Revenue	Percent of Revenue	Percent of Revenue
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.8%	88.0%	88.6%	87.4%

Gross profit	12.2%	12.0%	11.4%	12.6%
Selling, general and administrative expenses (“SG&A”)	9.5%	9.0%	11.4%	9.2%
Loss (gain) on disposal of property, plant and equipment	0.1%	—	0.0%	—
Restructuring, asset impairments and other charges	1.5%	1.8%	0.8%	1.0%

Operating (loss) income	1.1%	1.2%	-0.8%	2.4%
Other (income) loss, net	-1.0%	-0.5%	-0.7%	-0.3%
Interest expense	1.7%	1.6%	1.8%	1.7%
Minority interest	0.1%	0.1%	0.1%	0.2%

(Loss) income before income taxes	0.3%	—	-2.0%	0.8%
Income tax expense	0.7%	-0.9%	0.7%	-0.3%

Net (loss) income	-0.4%	0.9%	-2.7%	1.1%

Depreciation & amortization	4.3%	3.6%	4.8%	4.0%

Analysis of Revenue, Operating (Loss) Income and Case Volume by Geographic Region:

	Three months ended		Six months ended
(In millions of U.S. Dollars)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue
North America	$328.1	$364.6	$602.7	$660.1
International	138.4	133.9	253.5	238.6

Total	$466.5	$498.5	$856.2	$898.7

Operating (loss) income
North America	$(1.5)	$(7.0)	$(15.5)	$3.6
International	6.8	13.2	8.6	18.2

Total	$5.3	$6.2	$(6.9)	$21.8

	Three months ended		Six months ended
(In millions of cases)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Volume 8oz equivalent cases - Total Beverage (including concentrate)
North America	183.8	200.9	340.7	365.2
International	118.7	139.4	233.5	292.9

Total	302.5	340.3	574.2	658.1

Volume 8oz equivalent cases – Filled Beverage
North America	158.6	178.5	294.2	325.6
International	56.7	58.4	104.1	104.2

Total	215.3	236.9	398.3	429.8

Analysis of Revenue by Geographic Region:

	Three months ended June 28, 2008			Six months ended June 28, 2008
(In million of U.S. dollars)	Cott [1]	North America	International	Cott [1]	North America	International
Change in revenue	$(32.0)	$(36.5)	$4.5	$(42.5)	$(57.4)	$14.9
Impact of foreign exchange	(7.0)	(6.1)	(0.9)	(15.0)	(12.7)	(2.3)
Change excluding foreign exchange	$(39.0)	$(42.6)	$3.6	$(57.5)	$(70.1)	$12.6

Percentage change in revenue	-6.4%	-10.0%	3.4%	-4.7%	-8.7%	6.2%

Percentage change in revenue excluding foreign exchange	-7.7%	-11.5%	2.7%	-6.3%	-10.4%	5.2%

[1]	Cott includes North America and International.

Analysis of Revenue by Product:

	Three months ended		Six months ended
(In millions of U.S. dollars)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue
Carbonated soft drinks*	$302.0	$329.2	$562.6	$606.5
Concentrate	12.6	15.9	19.8	25.0
All other products	151.9	153.4	273.8	267.2

Total	$466.5	$498.5	$856.2	$898.7

(In millions of physical cases)
8 ounce volume
Carbonated soft drinks*	144.7	162.4	267.9	297.7
Concentrate	87.2	103.4	175.9	228.3
All other products	70.6	74.5	130.4	132.1

Total	302.5	340.3	574.2	658.1

*	includes carbonated soft drinks and sparkling water

Revenue – Revenue in the second quarter of 2008 decreased 6.4% and also decreased 4.7% year-to-date from the comparable prior year periods, primarily the result of a decrease in North American case volume in filled beverage 8-ounce equivalents (“beverage case volume”).

Our North American revenue for the three and six months of 2008 decreased 10.0% and 8.7% from 2007 primarily due to an 11.1% and 9.6% decrease in beverage case volume. The North America beverage case volume decline was primarily due to continued softness in the carbonated soft drink category even as the net selling prices per case decreased by 1.3%. Absent foreign exchange impact, North American revenue for the three and six months of 2008 declined 11.5% and 10.4%, respectively.

Our International revenue for the three and six months of 2008 increased 3.4% and 6.2% over 2007 due to price increases even after reporting a 2.9% and 0.1% decrease in beverage case volume. Absent foreign exchange impact, International revenue grew 2.7% and 5.2% for the three and six months of 2008 as compared to the prior year. The International concentrate case volume decreased for the three and six months of 2008 by 23.3% and 31.4%, respectively, due to a drop in our concentrate volume at Royal Crown International (“RCI”) reflecting higher than normal bottler shipments in the fourth quarter of 2007 ahead of 2008 price increases.

Revenues and volume changes for selected geographical regions were:

	Three months ended		Six months ended
	Revenue Change	Volume Change	Revenue Change	Volume Change
U.K./Europe	6.0%	0.9%	9.2%	2.1%
Mexico	-5.8%	-9.8%	0.3%	-5.9%
RCI	-16.1%	-26.1%	-22.0%	-33.6%

The U.K./Europe business reported revenue for the three and six months of 2008 as an increase of 6.0% and 9.2% on volume growth of 0.9% and 2.1%, respectively, due to price increases and a shift in sales and improved product mix towards higher margin products, such as energy drinks and products that have no artificial flavors and no artificial colors (“NAFNAC”). Mexico reported revenue for the three and six months of 2008 as a decrease of 5.8% and an increase of 0.3%, respectively, as total case volume decreased by 9.8%, and 5.9% primarily as a result of softness with modern trade and the impact of our new credit policies, offset by price increases. RC International concentrate case volume was down for the three and six months of 2008 by 26.1% and 33.6% and revenue was down 16.1% and 22.0%, respectively, due to increased order volume in the fourth quarter of 2007 in advance of higher pricing in 2008.

Cost of Sales – Cost of sales as a percentage of revenue for the second quarter of 2008 decreased by 20 basis points due to a reduction in variable costs in the second quarter while year-to-date it increased by 120 basis points as fixed costs and depreciation increased for the period. Variable costs represented 78.0% of total sales in the second quarter of 2008, down from 79.3% in the second quarter of 2007 and were relatively flat year-to-date. Major elements of these variable costs included ingredients and packaging costs, distribution costs and fees paid to third-party manufacturers. Our cost of sales as a percentage of revenue for the quarter decreased mainly due to higher net selling prices per case offset in part by a higher mix of lower-margin bottled water products, lower utilization of our North American plant facilities and slightly higher ingredient and packaging costs as compared to the comparable prior year period.

Gross Profit – Gross profit for the second quarter of 2008 as a percentage of revenue increased by 20 basis points. The overall gross profit decline for the second quarter of 2008 was 4.4% and 13.5% year-to-date, primarily due to lower sales, higher ingredient and packaging costs, higher fixed operating costs due to a 12.9% decrease in the utilization of our North American plant facilities, and the sale of more lower-margin products such as bottled water.

Gross profit changes for selected geographic regions were:

	Three months ended June 28, 2008	Six months ended June 28, 2008
North America	8.6%	-11.0%
International:
U.K./Europe	-17.3%	-13.2%
Mexico	-39.4%	-39.1%
RCI	-16.1%	-12.5%

All our International regions were adversely affected by higher ingredient and packaging costs as compared to the comparable prior year period. Our North American region was able to offset a drop in beverage case volume with price increases implemented last year.

Selling, General and Administrative Expenses (“SG&A”) – SG&A in the second quarter of 2008 was down $0.2 million or 0.4% and up $15.0 million or 18.2% year-to-date over the second quarter of 2007. As a percentage of revenue, SG&A increased to 9.5% during the second quarter of 2008, up from 9.0% for the same period last year.

Both the overall increase and the percentage of revenue increase for the three months were primarily due to $0.5 million of increased bad debt expense, $0.6 million of increased amortization related to the change in the estimated life of certain trade names, $0.7 million of additional depreciation and impairments associated with vending equipment, $1.3 million of additional amortization related to certain software assets, $0.4 million of additional selling and marketing costs associated with new products and $1.0 million adverse foreign exchange offset by a $3.7 million reduction in compensation costs.

The overall increase and the percentage of revenue increase year-to-date were primarily due to $3.9 million of increased bad debt expense, $1.9 million of increased amortization related to the change in the estimated life of certain trade names, $1.8 million of additional depreciation and impairments associated with vending equipment, $1.9 million of additional amortization related to certain software assets, $1.8 million of additional selling and marketing costs associated with new products, and the adverse impact of $2.3 million of foreign exchange offset by a $3.7 million reduction in compensation costs (after $6.8 million of additional executive transition costs, including non-cash stock compensation of $1.9 million).

Operating Income (Loss) – Operating income was $5.3 million in the second quarter of 2008, as compared with operating income of $6.2 million in the second quarter of 2007. On a year-to-date basis, operating loss was $6.9 million as compared to income of $21.8 million for the first six months of 2007.

Other Income – In the second quarter of 2008, we recorded $4.5 million as business interruption recovery for some of the costs related to our voluntary product recall in the U.K. through claims under our insurance coverage.

Interest Expense – Net interest expense was up 1.3% in the second quarter of 2008 and flat year-to-date compared to the second quarter and year-to-date of 2007, respectively, primarily due to lower overall average interest rates even as we have had overall debt amounts.

Income Taxes – We recorded an income tax expense of $3.3 million for the second quarter of 2008 and $5.7 million year-to-date as compared with an income tax recovery of $4.6 million for the second quarter of 2007 and $2.6 year-to-date. This provision reflects taxable income generated in certain jurisdictions. The tax benefit of the losses generated in the U.S. cannot be recognized until there is a clear probability of future recovery. The valuation allowance resulted in the non-recognition of approximately $15.1 million in tax benefits for the first half of 2008.

Net Loss Per Share – Net loss for the second quarter was $1.8 million and $23.1 million year-to-date or a loss of $0.03 and $0.32 per diluted common share as compared to net income of $4.7 million for the second quarter of 2007 and $9.5 million year-to-date or income of $0.07 and $0.13 per diluted common share.

Liquidity and Financial Condition

The following table summarizes our cash flows for the six months ended June 28, 2008 and June 30, 2007 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the six months ended
(in millions of U.S. dollars)	June 28, 2008	June 30, 2007
Cash provided by operating activities	$14.5	$10.7
Cash used in investing activities	(24.9)	(37.2)
Cash provided by financing activities	7.3	19.5
Effect of exchange rate changes on cash	(0.4)	—

Net decrease in cash	(3.5)	(7.0)
Cash, beginning of period	27.4	13.4

Cash, end of period	$23.9	$6.4

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

We began taking delivery beginning in the first quarter of 2008 of approximately $32.5 million of new equipment and will incur $8.4 million of related infrastructure costs to support our North American bottled water business, which is expected to significantly lower production costs for this line of business. We are funding the equipment commitment through an interim financing and capital lease arrangement that was signed in January 2008. In connection with this, we recorded $39.0 million of construction in progress costs within the “Property, plant and equipment” category on our balance sheet as of June 28, 2008. Under the lease agreement, the lessor has reimbursed us $18.0 million for payments already made, paid $8.2 million directly to the manufacturer and will reimburse us an additional $6.3 million through August 2008. The $8.2 million paid directly to the manufacturer is reflected as a reduction in the “Issuance of long-term debt” against the $26.2 million borrowed from the lessor as interim financing. The $8.2 million paid directly to the manufacturer is also reflected as a reduction to “Additions to property, plant and equipment.”

Operating activities

Cash provided by operating activities in the first six months of 2008 increased by $3.8 million compared to the first half of 2007 primarily as the result of cash provided in operations reflected by our improved management of accounts receivable and inventory.

Investing activities

Cash used in investing activities in the first six months of 2008 decreased by $12.3 million compared to the first half of 2007 primarily due to the $8.2 million paid directly to the water bottling equipment manufacturer mentioned above which resulted in a reduction of additions to property, plant and equipment.

Financing activities

Cash provided by financing activities in the first six months of 2008 decreased by $12.2 million compared to the first half of 2007 primarily due to the purchase of $6.4 million worth of treasury shares for the PSU Plan and the EISP Plan and $4.3 million of deferred financing fees related to our ABL facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K as of June 28, 2008.

Long-term Liquidity

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the ABL Facility, will be sufficient to fund anticipated capital expenditures, make required payments of principal and interest on our debt, and satisfy other long-term contractual commitments for the next twelve months.

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

Long-term debt – Long-term debt as of June 28, 2008 was $288.4 million, compared with $269.0 million as of December 29, 2007. For more information regarding our debt, see Note 10 to our consolidated financial statements.

Long-Term Borrowings

ABL Facility

The ABL Facility, which we entered into on March 31, 2008, is a five-year revolving facility of up to $250 million. The five-year term runs through March 2013 but is subject to the refinancing of our 8% senior subordinated notes due 2011; the ABL Facility will mature early if such notes have not been refinanced six months prior to their maturity (i.e. June 2011) on terms and conditions specified in the ABL Facility.

The amount available under the ABL Facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. The ABL Facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the United Kingdom ($75.0 million). The interest rate margin on loans under the facility is fixed for the first six months of the term, and then will vary quarterly based on our average aggregate availability. The interest rate on LIBOR (or other fixed rate) loans for the first six months will be LIBOR (or such other fixed rate) plus 2.50%. If utilized, prime (or other variable rate) loans during the first six months would bear an interest rate of prime (or such other variable rate) plus 1.00%. The interest rate for the ABL Facility as of June 28, 2008 was 6%.

8% Senior Subordinated Notes

We have outstanding 8% senior subordinated notes (“Notes”), which are due on December 15, 2011. As of June 28, 2008, the principal amount of those Notes was $269.0 million (December 29, 2007- $269.0). The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15th and December 15th.

Covenant Compliance

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default. The debt under the ABL Facility is guaranteed by most of our U.S., U.K., Canadian and Mexican subsidiaries. The ABL Facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL Facility include nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards. The ABL Facility also contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. We have agreed to maintain excess availability of at least $15.0 million. As of June 28, 2008, our availability under the ABL facility was approximately $62.1 million.

The indenture respecting the Notes contains a number of business and financial covenants and events of default that apply to the issuer and guarantors. In addition to us, the guarantors are, in general, the subsidiaries organized in Canada, the U.S., and the U.K. Events of default or triggers for prepayment provided for under these agreements include, among others: a change of control of us in certain circumstances; unsatisfied judgments or cross default or cross acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture; our insolvency or that of the restricted subsidiaries; and covenant default under the credit facilities or indenture.

We have been in compliance with all of the covenants under the ABL Facility and the Notes and there have been no amendments to any such covenants since they were issued. See Note 10 for further details regarding our covenants.

Capital structure

In the first six months of 2008, shareowner’s equity decreased by $27.4 million from 2007. The decrease was primarily the result of a net loss of $23.1 million, treasury stock purchases of $6.4 million, a net $0.2 million reclassification of share-based compensation to liabilities and a $2.5 million foreign currency translation loss on the net assets of self-sustaining foreign operations offset by $3.6 million of share based compensation expense. The foreign currency translation adjustment resulted mainly from the net changes in the pound sterling and the Canadian dollar relative to the U.S. dollar.

Dividend payments

No dividends were paid in the first six months of 2008 or in fiscal year 2007, and we are not expecting to change this policy in the next 12 months as we intend to use cash for future growth or debt repayment.

There are certain restrictions on the payment of dividends under our ABL Facility and Notes indenture. The most restrictive provision is the quarterly limitation of dividends based on the prior quarter’s earnings.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

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

The forward-looking statements are based on assumptions that volume and revenue will be consistent with historical trends, and that interest rates will remain constant, and, in certain cases, on management’s current plans and estimates. While we believe these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct.

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	the continued decline of the North American carbonated soft drink (“CSD”) business (including the ability to manage fixed costs related to such business);

•	changes in consumer tastes and preferences for existing products, and market acceptance of new product offerings that appeal to such changing tastes;

•	our ability to successfully execute the previously announced water bottling initiatives in the United States, maintain plant efficiencies, lower logistics costs, and other costs;

•	fluctuations in the cost and availability of beverage ingredients and packaging supplies, and our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to pass on increased costs to our customers and the impact those increased prices could have on our volumes;

•	our ability to grow our business outside of North America, including new geographic areas;

•	our ability to expand our business to new channels and customers;

•	our ability to implement our cost reduction plans and refocus our North American business on retailer brands;

•	our ability to retain existing senior management and find a permanent Chief Executive Officer;

•	loss of or a reduction in business with key customers, particularly Wal-Mart, and the commitment of our customers to their own Cott-supplied beverage programs;

•	increases in competitor consolidations and marketplace competitive activities, particularly among manufacturers of branded beverage products;

•	our ability to identify acquisition and alliance candidates and to integrate into our operations the businesses and product lines that we acquire or become allied with;

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

Foreign exchange

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 29, 2007.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of June 28, 2008, a 100 basis point increase in the current per annum interest rate for our ABL Facility (reduced by the $21.7 million outstanding letters of credit) would result in $1.3 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at June 28, 2008 was 6.7%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 29, 2007.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 28, 2008 due to the reasons described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

1. The Company identified a material weakness as of December 29, 2007 related to our year-end financial closing process and reporting controls and has determined that this weakness continued to exist as of June 28, 2008. Specifically:

a)	We did not maintain a sufficient complement of accounting and finance personnel that were adequately trained and that possessed the appropriate level of knowledge in Generally Accepted Accounting Principles in order to properly account for complex accounting transactions.

b)	The lack of a sufficient complement of accounting and finance personnel under item a), contributed to a lack of appropriate processes, controls and sufficient management oversight over the year-end financial close process to ensure: (i) the timely and accurate execution of account-level analyses and reconciliations, (ii) the systematic review and approval of journal entries, (iii) the proper accounting for non-routine transactions, and (iv) the review of significant variances in account balances. In addition, we did not maintain effective controls over income taxes, including the determination of accrued and deferred taxes and related financial statement disclosures. These deficiencies resulted in audit adjustments proposed by our external auditors affecting the financial statement balances of cost of sales; selling, general and administrative expenses; amortization; income tax (benefit) expense; accounts receivable, accounts payable; intangible assets; deferred income tax assets and shareowners’ equity recorded in the financial statements as of December 29, 2007.

c)	We have segregation of duties control deficiencies over access to financial information technology systems that normally would be compensated by adequate processes, controls and management oversight within the financial close process noted under item b) above. The operating effectiveness of these compensating controls could not be relied on to mitigate the segregation of duties internal control deficiencies.

2. The Company identified a material weakness for the year ended December 30, 2006 and continues to report, as of June 28, 2008, that it did not maintain effective controls over the appropriate review of contracts to evaluate their accounting treatment.

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

Plan for remediation of material weaknesses

In response to the identified material weaknesses, and with oversight from our Audit Committee, we are in the process of improving internal controls over financial reporting and remedying the identified material weaknesses. Specific remediation activities include:

1. Material weakness related to financial closing process and reporting controls identified in 2007.

a)	We have expanded and strengthened our accounting and control staff, and will continue to do so, by hiring additional qualified accounting and finance personnel and providing training to existing accounting staff in order to ensure complex accounting transactions are properly identified in a timely manner and accurately recorded.

b)	We have implemented certain process and policy changes and will implement additional changes to the financial close and tax processes to ensure that accounts are properly reconciled and analyzed, journal entries are properly authorized and recorded, significant financial statement accounts are properly and timely analyzed and income taxes are properly recorded and disclosed. We are monitoring the operating effectiveness of these changes.

c)	We will reduce segregation of duties deficiencies over access to financial information systems to an acceptable level of risk and ensure compensating controls are operating effectively to mitigate any remaining segregation of duties risks.

2. Material weakness related to contracts identified in 2006 and 2007.

a)	We have implemented processes to ensure that all material contracts are identified and receive timely review by the appropriate accounting staff to evaluate the appropriate accounting treatment and are monitoring the operating effectiveness of these changes.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Item 1A.	Risk Factors

Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 - April 26	—	—	—	—
April 27 - May 31	2,306,543	$2.77	—	—
June 1 - June 28	—	—	—	—
(1)

These shares were purchased on the open market by trusts pursuant to the Company’s PSU Plan and EISP Plan, and are treated as treasury shares by the Company. The shares will be distributed to employees upon vesting of outstanding awards according to the terms of the plans. These purchases were not made pursuant to a publicly announced repurchase plan or program.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareowners was held on Thursday, April 17, 2008, in Toronto, Ontario, Canada, at which the following matters were submitted to a vote of the shareowners:

Matters Submitted for Vote	For	Against / Withheld	Abstentions and Broker Non-votes
To elect for a period of one year:
George A. Burnett	33,364,838	5,626,651	104
David T. Gibbons	33,119,721	5,871,768	104
Serge Gouin	33,220,229	5,771,260	104
Stephen H. Halperin	32,885,994	6,105,495	104
Betty Jane Hess	33,365,355	5,626,134	104
Philip B. Livingston	32,464,598	6,526,891	104
Andrew Prozes	32,465,981	6,525,508	104
Graham Savage	38,508,557	482,932	104
Donald G. Watt	32,999,312	5,992,177	104
Frank E. Weise III	33,105,723	5,885,766	104

To appoint PricewaterhouseCoopers as auditors	38,841,637	149,956	—

Item 6.	Exhibits

Number	Description
3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Credit Agreement dated as of March 31, 2008 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, and General Electric Capital Corporation, as Co-Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed April 10, 2008).

10.2	Severance Agreement between Cott Corporation and Brent Willis dated April 7, 2008 and effective March 24, 2008 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed May 13, 2008).

10.3	Termination Letter Agreement between Cott Corporation and Richard Dobry dated June 17, 2008 (filed herewith).

10.4	Employment Agreement between Cott Corporation and David T. Gibbons dated April 23, 2008 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed May 13, 2008).

10.5	Agreement between Cott Corporation and Cresendo Partners II, L.P., Series I, Crescendo Investments II, LLC, Crescendo Partners III, L.P., Crescendo Investments III, LLC, Eric Rosenfeld, Mark Benadiba, Mario Pilozzi, Csaba Reider, and Greg Monahan, dated June 18, 2008 (incorporated by reference to Exhibit 99.1 to the amended Schedule 13D filed by Crescendo Partners, L.P. on June 20, 2008).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2008 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2008 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2008 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2008 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: August 6, 2008	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer
(On behalf of the Company)

Date: August 6, 2008	/s/ Gregory Leiter
Senior Vice President, Corporate Controller
(Principal accounting officer)

Exhibit Index

Number	Description
3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Credit Agreement dated as of March 31, 2008 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, and General Electric Capital Corporation, as Co-Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed April 10, 2008).

10.2	Severance Agreement between Cott Corporation and Brent Willis dated April 7, 2008 and effective March 24, 2008 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed May 13, 2008).

10.3	Termination Letter Agreement between Cott Corporation and Richard Dobry dated June 17, 2008 (filed herewith).

10.4	Employment Agreement between Cott Corporation and David T. Gibbons dated April 23, 2008 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed May 13, 2008).

10.5	Agreement between Cott Corporation and Cresendo Partners II, L.P., Series I, Crescendo Investments II, LLC, Crescendo Partners III, L.P., Crescendo Investments III, LLC, Eric Rosenfeld, Mark Benadiba, Mario Pilozzi, Csaba Reider, and Greg Monahan, dated June 18, 2008 (incorporated by reference to Exhibit 99.1 to the amended Schedule 13D filed by Crescendo Partners, L.P. on June 20, 2008).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2008 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2008 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2008 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2008 (furnished herewith).