Form 10-Q
period 2008-09-27
COTT CORP /CN/
filed 2008-11-06
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 27, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	98-0154711
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6525 VISCOUNT ROAD MISSISSAUGA, ONTARIO 5519 WEST IDLEWILD AVE TAMPA, FLORIDA	L4V 1H6 33634
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, no par value per share	71,871,330 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except per share amounts)

Unaudited

		For the three months ended		For the nine months ended
		September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue, net		$420.5	$464.5	$1,276.7	$1,363.2
Cost of sales		372.8	418.8	1,131.2	1,204.4

Gross profit		47.7	45.7	145.5	158.8
Selling, general and administrative expenses		42.4	34.2	139.7	116.5
Loss on disposal of property, plant & equipment		0.1	0.2	0.4	(0.2)
Restructuring and asset impairments	Note 2
Restructuring		(0.1)	14.1	6.6	23.5
Goodwill impairments		69.2	—	69.2	—
Asset impairments		26.6	0.9	27.0	0.9

Operating (loss) income		(90.5)	(3.7)	(97.4)	18.1

Other (income) expense, net		0.4	(0.8)	(5.8)	(3.1)
Interest expense, net		8.6	8.4	24.3	24.1
Minority interest		0.3	0.4	1.3	1.9

Loss before income taxes		(99.8)	(11.7)	(117.2)	(4.8)

Income tax recovery	Note 4	(12.2)	(5.9)	(6.5)	(8.5)

Net (loss) income		$(87.6)	$(5.8)	$(110.7)	$3.7

Net (loss) income per common share
Basic		$(1.25)	$(0.08)	$(1.56)	$0.05
Diluted		$(1.25)	$(0.08)	$(1.56)	$0.05

Weighted average outstanding shares (thousands)
Basic		70,279	71,871	71,096	71,818
Diluted		70,279	71,871	71,096	71,846

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars)

Unaudited

		September 27, 2008	December 29, 2007
ASSETS
Current assets
Cash		$20.6	$27.4

Accounts receivable, net of allowance of $11.5 million ($9.4 million as of December 29, 2007)		186.9	195.4
Income taxes recoverable		15.6	32.8
Inventories	Note 8	127.7	130.1
Prepaid and other expenses		12.5	10.2
Deferred income taxes		0.8	2.5

		364.1	398.4

Property, plant and equipment		386.9	388.4
Goodwill		31.0	108.3
Intangibles and other assets	Note 9	191.9	236.0
Deferred income taxes		12.2	13.3
Income taxes receivable		9.3	—

		$995.4	$1,144.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	Note 10	$132.5	$137.0
Current maturities of long-term debt		9.8	2.4
Income taxes payable		0.8	—
Accounts payable and accrued liabilities		178.0	195.4

		321.1	334.8

Long-term debt	Note 10	295.8	269.0
Other long-term liabilities	Note 2	13.1	18.1
Other tax liabilities		26.3	36.6
Deferred income taxes		26.0	34.1

		682.3	692.6
Contingencies and Commitments	Note 11

Minority interest		18.2	19.6

Shareowners’ equity
Capital stock		275.0	275.0
Treasury stock	Note 12	(6.4)	—
Restricted shares		—	(0.4)
Additional paid-in-capital		37.4	32.2
(Accumulated deficit) retained earnings		(17.6)	93.1
Accumulated other comprehensive income		6.5	32.3

		294.9	432.2

		$995.4	$1,144.4

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Shareowners’ Equity

(in millions of U.S. dollars)

Unaudited

	Number of Common Shares (In Thousands)	Number of Treasury Shares (In Thousands)	Common Shares	Treasury Shares	Restricted Shares	Additional Paid-in- Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at December 30, 2006	71,750	—	$273.4	—	$(0.7)	$29.8	$168.7	$17.5	$488.7

Options exercised – Note 3	53	—	0.5	—	—	—	—	—	0.5
Common shares issued – Note 3	68	—	1.1	—	—	—	—	—	1.1
Restricted shares – Note 3	—	—	—	—	0.2	—	—	—	0.2
Share-based compensation – Note 3	—	—	—	—	—	2.6	—	—	2.6
Reclassified share-based compensation to liabilities – Note 3	—	—	—	—	—	(0.4)	—	—	(0.4)
Change in accounting policy	—	—	—	—	—	(4.6)	(4.3)	—	(8.9)
Currency translation adjustment	—	—	—	—	—	—	—	22.9	22.9
Net income	—	—	—	—	—	—	3.7	—	3.7
Other comprehensive income	—	—	—	—	—	—	—	—	26.6
Balance at September 29, 2007	71,871	—	$275.0	—	$(0.5)	$27.4	$168.1	$40.4	$510.4

Balance at December 29, 2007	71,871	—	$275.0	—	$(0.4)	$32.2	$93.1	$32.3	$432.2

Treasury shares	—	1,954	—	(5.4)	—	—	—	—	(5.4)
Treasury shares purchased - EISP - Note 12	—	353	—	(1.0)	—	1.0	—	—	—
Restricted shares – Note 3	—	—	—	—	0.4	(0.4)	—	—	—
Share-based compensation – Note 3	—	—	—	—	—	4.6	—	—	4.6
Comprehensive loss – Note 5
Currency translation adjustment	—	—	—	—	—	—	—	(26.0)	(26.0)
Pension liabilities	—	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	—	—	(110.7)	—	(110.7)
Other comprehensive loss	—	—	—	—	—	—	—	—	(136.5)
Balance at September 27, 2008	71,871	2,307	$275.0	$(6.4)	—	$37.4	$(17.6)	$6.5	$294.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation Consolidated Statements of Cash Flows (in millions of U.S. dollars) Unaudited

	For the three months ended		For the nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Operating Activities
Net (loss) income	$(87.6)	$(5.8)	$(110.7)	$3.7
Depreciation and amortization	20.1	17.7	60.9	53.3
Amortization of financing fees	0.2	0.3	0.8	0.8
Share-based compensation expense	0.3	(2.3)	5.4	2.6
Deferred income taxes	(4.7)	2.0	(3.2)	5.4
Increase in other income tax liabilities	(10.1)	3.4	(11.1)	3.9
Minority interest	0.3	0.4	1.3	1.9
Loss (gain) on disposal of property, plant & equipment	0.1	0.2	0.4	(0.2)
Asset impairments	(0.8)	0.9	(0.4)	0.9
Intangbile asset impairments	27.4	—	27.4	—
Goodwill asset impairments	69.2	—	69.2	—
Lease contract termination loss	—	12.5	0.3	12.5
Lease contract termination payments	(2.7)	(7.3)	(3.1)	(7.5)
Other non-cash items	4.2	1.0	4.8	1.6
Change in accounts receivable	30.4	33.0	5.0	(16.7)
Change in inventories	3.3	15.0	(1.3)	(8.1)
Change in prepaid expenses and other current assets	3.8	(0.9)	(2.8)	(1.6)
Change in other assets	(5.6)	—	(6.0)	—
Change in accounts payable and accrued liabilities	(32.7)	(21.8)	(15.0)	14.3
Change in income taxes recoverable	1.0	(11.0)	8.7	(18.8)

Net cash provided by operating activities	16.1	37.3	30.6	48.0

Investing Activities
Additions to property, plant and equipment	(22.5)	(14.1)	(46.7)	(50.4)
Additions to intangibles	(0.1)	(1.4)	(3.4)	(3.1)
Proceeds from disposal of property, plant & equipment	(0.1)	—	2.5	0.8

Net cash used in investing activities	(22.7)	(15.5)	(47.6)	(52.7)

Financing Activities
Payments of long-term debt	(3.0)	(0.6)	(4.5)	(2.2)
Issuance of long-term debt	17.0	—	33.6	—
Payments on credit facility, net	—	—	(127.5)	—
Short-term borrowings, net	2.2	(21.0)	2.9	1.1
Short-term borrowings, ABL	436.5	—	1,031.9	—
Short-term repayments, ABL	(446.2)	—	(910.4)	—
Distributions to subsidiary minority shareowner	(1.1)	(1.6)	(2.7)	(2.9)
Issuance of common shares	—	—	—	0.5
Purchase of treasury shares	—	—	(6.4)	—
Deferred financing fees	(0.7)	—	(5.0)	—
Other financing activities	(0.5)	(0.1)	(0.4)	(0.3)

Net cash provided by (used in) financing activities	4.2	(23.3)	11.5	(3.8)

Effect of exchange rate changes on cash	(0.9)	—	(1.3)	—

Net decrease in cash	(3.3)	(1.5)	(6.8)	(8.5)

Cash, beginning of period	23.9	6.4	27.4	13.4

Cash, end of period	$20.6	$4.9	$20.6	$4.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1 – Business and Summary of Significant Accounting Policies

Business

Cott Corporation (“the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”) is one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink provider. In addition to carbonated soft drinks (“CSD”), our product lines include clear, still and sparkling flavored waters, juice-based products, bottle water, energy drinks and ready-to-drink teas. We operate in five reportable segments – North America (which includes the United States operating unit and Canada operating unit), United Kingdom (which includes our United Kingdom operating unit and our Continental European operating unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our business in Asia). We anticipate closing our active Asian operations by the end of 2008. We changed our reporting segments in the third quarter of 2008 to reflect a change in our management structure and how information is reported to management.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 29, 2007. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements

During the period ended September 27, 2008, we identified an error related to the expensing of certain information technology software costs that were previously capitalized and amortized over an estimated life. In accordance with Accounting Principles Board Opinion No. 28 (“APB 28”), we assessed the materiality of this item on the estimated income for the full fiscal year ended December 27, 2008 and also assessed the quarter ended September 27, 2008, year ended December 29, 2007 and any other periods between and subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and concluded that the error was not material to any such periods. Accordingly, in accordance with SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the September 27, 2008 consolidated financial statements herein have been revised to correct the immaterial error and to reflect the corrected balances of intangible assets and selling, general and administrative expenses as of that date. This correction resulted in a reduction of intangible assets of $4.6 million and an increase in selling, general and administrative expenses of $4.6 million.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Certain of the comparative figures have been reclassified to conform to the current period’s presentation, which includes a reclassification of $4.5 million from accrued liabilities to allowance for doubtful accounts and certain income tax line items discussed in Note 4.

Impairment of Long-lived Assets

We evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and periodically evaluate the useful lives of such assets. Determining whether an impairment has occurred requires various estimates and assumptions including evaluating the lowest level of cash flows associated with groups of assets as well as estimates of cash flows that are directly related to the potentially impaired asset or groups of assets, the useful life over which cash flows will occur and their amounts. The measurement of an impairment loss requires an estimate of fair value, which is also based on estimates of future cash flows. These estimates could change in the near term and any such changes could be material.

Each year, or more frequently if events or changes in circumstances so require, we re-evaluate the assumptions used to reflect changes in our business environment. Based on the evaluation performed in the third quarter of 2008, we determined that the fair values of our reporting units, except for the United Kingdom operating unit, exceeded their carrying amounts and as a result further impairment testing was not required. We determined that as of September 27, 2008, our United Kingdom operating unit’s goodwill was impaired based on our estimate of its fair value. This was due to declines in our forecasts of volumes and the profit margin of products in the United Kingdom operating unit, which resulted in lower revenues and operating income. Allocating this fair value to the assets and liabilities to the United Kingdom operating unit resulted in a $69.2 million goodwill impairment charge.

We also evaluate on an annual basis, or more frequently if events or changes in circumstances so require, the fair value of our intellectual property that represents the knowledge to manufacture concentrate and the ability to use the trademark of RC Cola outside of the United States, Canada and Mexico as described in Note 2 (the “Rights”). As of September 27, 2008, we recorded an asset impairment related to the Rights of $27.4 million, primarily due to the decline of our North American case volume partially offset by anticipated increased overseas concentrate volume by our RCI reporting unit. If some of our assumptions (including volume and per unit price) underlying this impairment change adversely, then we could have an additional impairment loss.

A long-term contract with Wal-Mart for the lease and maintenance of vending machines expired in June 2008, in connection with Wal-Mart’s plans to implement a different approach to soft drink vending. The existing program was designed to support Wal-Mart’s brands. The new program resulted in a significant reduction in the number of our vending machines at Wal-Mart. In January 2008, we revised the expected useful life of these assets, and as a result, we recorded accelerated depreciation of $1.6 million for the first six months of 2008. Accordingly, these assets have no carrying value on our balance sheet as of September 27, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that began after November 15, 2007. We chose not to elect the fair value option for our financial assets and liabilities existing at December 30, 2007, and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 27, 2008. Therefore, the adoption of SFAS 159 had no impact on our consolidated financial statements.

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

Note 2 – Restructuring, Asset and Goodwill Impairments

The following table summaries restructuring and asset impairment charges for the nine months ended September 27, 2008:

(in millions of U.S. dollars)	Total
Restructuring	$6.6
Asset recovery	(0.4)
Intangible asset impairment	27.4
Goodwill impairment	69.2

$102.8

Restructuring Plans

On June 19, 2008, we announced a plan to refocus on retailer brands and reduce costs in the operation of our business (the “Cost Reduction Plan”). The following table is a summary of our Cost Reduction Plan charges and payments for the nine months ended September 27, 2008:

(in millions of U.S. dollars)	Balance at December 29, 2007	Charge to Costs and Expenses	Payments made during nine months ended September 27, 2008	Balance at September 27, 2008
Severance and termination benefits	$—	$6.3	$(6.0)	$0.3

	$—	$6.3	$(6.0)	$0.3

In 2008, we recorded pre-tax restructuring charges totaling $6.3 million (December 29, 2007—nil) in connection with severance costs relating to headcount reductions associated with the Cost Reduction Plan. As of September 27, 2008, the remaining severance and termination benefits have been classified as accounts payable and accrued liabilities.

In September 2005, we announced our plan to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate under-performing assets and increase focus on high potential accounts. The following table is a summary of charges and payments under such plan for the nine months ended September 27, 2008:

(in millions of U.S. dollars)	Balance at December 29, 2007	Charge to Costs and Expenses	Payments made during nine months ended September 27, 2008	Balance at September 27, 2008
Severance and termination benefits	$1.1	$—	$(1.1)	$—
Lease contract termination loss	13.1	0.3	(3.1)	10.3

	14.2	0.3	(4.2)	10.3

As of September 27, 2008, $6.6 million (December 29, 2007 – $12.1 million) of our lease contract termination loss liability has been recorded as other long-term liabilities and $3.7 million of the lease contract termination loss liability (December 29, 2007 – $2.1 million) has been classified as accounts payable and accrued liabilities.

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

Asset And Goodwill Impairments

In the third quarter of 2008, we recorded an asset impairment related to the Rights of $27.4 million and a goodwill impairment loss of $69.2 million associated with our United Kingdom operating unit as disclosed in Note 1. In June 2008, we also recorded a $0.4 million asset impairment charge for our Elizabethtown facility. We also increased the value of previously impaired held-for-sale assets by $0.8 million in the third quarter of 2008.

Note 3 – Share-Based Compensation

As of September 27, 2008, we had various share-based compensation plans, which are described below.

The table below summarizes the compensation expenses for the three and nine month periods ended September 27, 2008 and September 29, 2007. This compensation expense was recorded in selling, general and administrative expenses.

	For the three months ended		For the nine months ended
(in millions of U.S. dollars)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Stock options	$0.3	$0.4	$0.6	$2.9
Performance share units	0.6	(3.7)	1.7	(1.6)
Share appreciation rights	0.2	0.2	0.5	0.5
Restricted stock	—	—	(0.1)	—
CEO award [1]	—	0.7	1.9	0.8
Interim CEO award	(0.8)	—	0.7	—
Share purchase plan	—	—	0.1	—

Total	$0.3	$(2.4)	$5.4	$2.6

[1]	Includes expense for restricted shares of $0.4 million and $0.2 million, respectively, for nine month periods ended September 27, 2008 and September 29, 2007.

The table below summarizes the unrecognized compensation expense as of September 27, 2008 and the weighted average years over which such compensation expense is expected to be recognized.

	Unrecognized compensation expense as of September 27, 2008 (in millions of U.S. dollars)	Weighted average years expected to recognize compensation
Stock options	$0.1	0.2
Performance share units	1.9	1.1
Share appreciation rights	0.8	0.5
Interim CEO award	0.2	0.3

Total	$3.0

Common Share Option Plan

Under the 1986 Common Share Option Plan, as amended (the “Option Plan”), we have reserved a total of 14.0 million common shares for future issuance. Options are granted at a price not less than the fair value of the shares on the date of grant. As of September 27, 2008, there were 7.3 million shares available for issuance under the Option Plan.

There were no common shares issued pursuant to option exercises in the first nine months of 2008. However, in the second quarter and the third quarter of 2008, we granted new board members options to purchase 25,000 shares and 100,000 shares, respectively.

Options granted after September 1, 1998 expire after 7 years. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferable and when options are exercised we issue new shares. As a result, these options are dilutive to our shareowners. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimates are based on four factors: risk-free interest rate, average expected life, expected stock price volatility and expected dividend yield. The risk-free interest rate is based on the implied yield available on zero coupon Government of Canada bonds with an equivalent remaining term. The average expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on a combination of historical volatility of our stock and the implied volatility of our traded options.

The fair value of each option granted during the quarter and prior quarters is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	June 28, 2008	August 5, 2008
Risk-free interest rate	3.4%	3.3%
Average expected life (years)	5.0	5.0
Expected volatility	75.5%	76.5%
Expected dividend yield	—	—

Option activity was as follows:

	Shares (In Thousands)	Weighted average exercise price (Canadian$)
Balance at December 29, 2007	2,368	$30.03
Awarded	125	3.32
Forfeited or expired	(1,536)	17.45

Outstanding at September 27, 2008	957	27.87

Exercisable at September 27, 2008	951	$27.93

Long-Term Incentive Plans

During the second quarter of 2006, our shareowners approved and adopted two long-term incentive plans, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”). The PSU Plan and SAR Plan were amended and restated in the second quarter of 2007.

Amended and Restated PSU Plan

Under the Amended and Restated PSU Plan, performance share units (“PSUs”) may be awarded to employees of our Company and its subsidiaries. The value of an employee’s award under our PSU Plan will depend on (i) our performance over a maximum three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors. PSUs granted will vest over a term not to exceed three fiscal years. The amendments to the PSU Plan allow for early funding by us under the PSU Plan and clarify the authority of our Board of Directors to accelerate the vesting of all or a portion of the unvested PSUs of all of or any of the participants under the PSU Plan on a Change of Control (as such term is defined in the PSU Plan) irrespective of whether termination of employment has occurred. As of September 27, 2008, the trustee under the PSU Plan had purchased 1.6 million common shares in the open market during 2008 to satisfy our anticipated future liability under the PSU Plan.

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

During the first nine months of 2008, the PSU and SAR activity was as follows:

	Number of PSUs (In Thousands)	Number of SARs (In Thousands)
Balance at December 29, 2007	860	622
Awarded	1,581	—
Forfeited	(730)	(82)

Outstanding at September 27, 2008	1,711	540

Subject to meeting certain performance targets and other terms of the PSU Plan, the vesting date for the PSUs awarded in fiscal years 2006 and 2007 will be December 27, 2008 and December 26, 2009, respectively. In 2007, we determined that it was no longer probable that the performance targets for the 2006 and 2007 PSU awards would be achieved and as such, no compensation costs for these awards have been recognized nor are they expected to be recognized in 2008. As of September 27, 2008, no compensation costs were recognized associated with these units because it is not probable that the targets will be met.

In the first quarter of 2008, we awarded a fixed dollar amount of $4.2 million of PSUs (representing 1.5 million shares) to certain executives as part of an executive retention plan. If certain performance targets are met, $1.5 million of these awards will vest as of December 27, 2008 with the remainder vesting as of December 26, 2009. This award is payable in shares and has been accounted for as an equity award in accordance with SFAS 123R, “Share-Based Payments” (“SFAS 123R”). We also awarded $0.4 million of individual sign-on awards in the first and third quarters of 2008 that will vest if certain performance targets are met. We recognized $1.7 million of compensation costs associated with these awards for the first nine months of 2008.

CEO Share-Based Compensation

In 2006, Brent Willis, our former Chief Executive Officer, received a net cash award of $0.9 million at the commencement of his employment to purchase shares of the Company. The purchased shares were required to be held for a minimum of three years. As part of his termination agreement, we will no longer enforce the requirement that he hold the shares. For the first three months of 2008, $0.4 million (September 27, 2007 – $0.2 million) was recorded as compensation expense. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. For 2008, compensation costs of $1.4 million were expensed as compensation expense in the first three months because the shares vested upon termination. On May 16, 2007, one third of his grant vested and, as a result, he received 68,000 common shares, which was recognized as an issuance of share capital. As part of his termination agreement, the remaining 136,000 shares were vested upon his termination and $0.3 million of cash (which was reclassified as a liability award) was paid based on the fair value of such shares.

We granted to David Gibbons, our Interim Chief Executive Officer, 720,000 restricted stock units on March 24, 2008 of which 360,000 units vested immediately. The remaining 360,000 restricted stock units vest ratably on a monthly basis beginning October 24, 2008, provided Mr. Gibbons is still employed as Interim Chief Executive Officer on the applicable vesting date. This award is recognized as compensation expense over the vesting period. For the nine months ended September 27, 2008, $0.7 million of this award was recorded as compensation expense to reflect the value of the 360,000 vested restricted stock units and the anticipated vesting of the remaining shares as of September 27, 2008. The fair value and compensation costs vary based on share price and this has been accounted for as a liability award in accordance with SFAS 123R.

Restated Executive Incentive Share Purchase Plan

In the second quarter of 2007, our shareowners approved a restated executive incentive share purchase plan (the “EISP Plan”) which allows officers and senior management executives, as designated by the Human Resources and Compensation Committee, to elect to receive their performance bonus (or a portion thereof) as common share units held on their behalf by an independent trust. If the employee elects to receive common share units, we will provide to the employee an equal number of shares, which vest in three years provided certain corporate performance goals are achieved (“Match Portion”).

The Match Portion of the performance bonus is estimated based on the employee’s election and will be amortized over the service period of approximately four years. During 2007, employees elected to defer a total of $1.1 million under the EISP Plan. The Company recorded an expense of $0.1 million for the nine months ended September 27, 2008 related to the anticipated 2008 and 2007 matching portion of the performance bonus. At September 27, 2008, the awards for the 2007 plan year have been accounted for as an equity award under SFAS 123R because the number of shares have been fixed under the EISP Plan. The awards for the 2008 EISP Plan have been accounted for as a liability award in accordance with SFAS 123R because the number of shares were not fixed as of September 27, 2008.

Note 4 – Income Taxes

Income tax recovery was $6.5 million on pretax loss of $117.2 million in the nine months ended September 27, 2008 as compared to an $8.5 million recovery on pretax loss of $4.8 million in the nine months ended September 29, 2007. The following table reconciles income taxes calculated at the basic Canadian corporate rate with the income tax provision:

	For the three months ended		For the nine months ended
(in millions of U.S. dollars)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Income tax provision (recovery) based on Canadian statutory rates	$(32.6)	$(3.9)	$(38.3)	$(1.7)
Foreign tax rate differential	(1.8)	(1.3)	(3.2)	(2.3)
Inter-company debt structures	(0.9)	(0.6)	(2.7)	(2.8)
Non-deductible expenses and other items	25.9	(0.5)	26.4	(0.7)
(Decrease) increase to other tax liabilities	(10.1)	0.4	(11.1)	(1.0)
Increase in valuation allowance	7.3	—	22.4	—

Total	$(12.2)	$(5.9)	$(6.5)	$(8.5)

For the nine months ended September 27, 2008, we recognized a benefit of $3.5 million on the reversal of interest and penalties in the income statement. As of September 27, 2008, we had $4.0 million of interest and penalties in the balance sheet. We have classified the interest and penalties as income tax expense.

We are currently under audit by the Canada Revenue Agency for tax years 2000 through 2004 and by the Internal Revenue Service for tax years 2004 through 2007. The amounts that may ultimately be payable by us as a result of these audits are uncertain. We believe that the amounts provided for the outcome of these audits in our tax liabilities are adequate; however, our estimates of tax liabilities for these audits may change materially in the near term as the audits progress.

During the third quarter of 2008, we reduced our tax reserves by $10.1 million because we recorded a non-cash benefit associated with a tax settlement of approximately $6.2 million and $3.9 million of other items, predominately interest and penalties associated with this tax settlement. We expect to pay $7.2 million of taxes within the next twelve months associated with this tax settlement.

Note 5 – Comprehensive (Loss) Income

(in millions of U.S. dollars)	For the three months ended		For the nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net (loss) income	$(87.6)	$(5.8)	$(110.7)	$3.7
Foreign currency translation	(23.5)	10.5	(26.0)	22.9
Pension liabilities	0.1	—	0.2	—

	$(111.0)	$4.7	$(136.5)	$26.6

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations follows:

	Three months ended
	September 27, 2008			September 29, 2007
	Net (loss) (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount	Net (loss) (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount
Basic (loss) income available to common shareholders

Net (loss) income	$(87.6)	70,279	$(1.25)	$(5.8)	71,871	$(0.08)

Effect of dilutive securities
Options	—	—		—	—

Diluted (loss) income available to common shareholders

Net (loss) income	$(87.6)	70,279	$(1.25)	$(5.8)	71,871	$(0.08)

	Nine months ended
	September 27, 2008			September 29, 2007
	Net (loss) (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount	Net income (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount
Basic (loss) income available to common shareholders

Net (loss) income	$(110.7)	71,096	$(1.56)	$3.7	71,818	$0.05

Effect of dilutive securities
Options	—	—		—	28

Diluted (loss) income available to common shareholders

Net (loss) income	$(110.7)	71,096	$(1.56)	$3.7	71,846	$0.05

At September 27, 2008, options to purchase 956,740 (September 29, 2007 — 2,318,114) shares of common stock at a weighted average exercise price of C$27.87 (September 29, 2007 — C$30.47) per share were outstanding, but were not included in the computation of diluted net (loss) income per share because the options’ exercise price was greater than the average market price of the common stock. Shares purchased on the open market and held by independent trusts are categorized as treasury shares. We excluded 1,592,393 of treasury shares associated with our PSU plan and held in various trusts in the calculation of basic and diluted earnings per share pursuant to Statement of Financial Accounting Standard No. 128 “Earnings Per Share” (“SFAS 128”).

Note 7 – Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned soft drinks, waters, juice-based products, energy drinks and ready-to-drink teas to regional and national grocery, mass-merchandise and wholesale chains in through five reportable segments – North America (which includes the United States operating unit and Canada operating unit), United Kingdom (which includes our United Kingdom operating unit and our Continental European operating unit), Mexico, RCI and All Other (which includes our business in Asia). We anticipate closing our active Asian operations by the end of 2008. We changed the reporting segments in the third quarter of 2008 to reflect a change in our management structure and how information is reported to management.

Business Segments1

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
For the three months ended September 27, 2008
External revenue[1]	$296.9	$101.9	$16.0	$5.3	$0.4	$420.5
Depreciation and amortization	15.3	4.1	0.7	—	—	20.1
Operating (loss) income	(27.6)	(62.7)	(1.0)	1.2	(0.4)	$(90.5)
Restructuring and asset impairments – Note 2	26.4	69.2	—	—	0.1	95.7
Additions to property, plant and equipment	20.5	1.8	0.8	—	(0.6)	22.5

For the nine months ended September 27, 2008
External revenue[1]	$899.6	$309.9	$50.1	$16.3	$0.8	$1,276.7
Depreciation and amortization	46.8	12.6	1.5	—	—	60.9
Operating (loss) income	(43.1)	(53.8)	(4.6)	5.9	(1.8)	(97.4)
Restructuring and asset impairments – Note 2	33.5	69.2	—	—	0.1	102.8
Additions to property, plant and equipment	37.0	5.8	3.9	—	—	46.7

As of September 27, 2008
Property, plant and equipment	$258.6	$110.9	$17.4	$—	$—	$386.9
Goodwill	26.5	—	—	—	4.5	31.0
Intangibles and other assets	166.8	23.3	1.6	—	0.2	191.9
Total assets[2]	697.5	237.8	38.7	10.6	10.8	995.4

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivables.

Business Segments1

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
For the three months ended September 29, 2007
External revenue[1]	$329.9	$110.5	$18.4	$5.7	$—	$464.5
Depreciation and amortization	13.0	4.4	0.3	—	—	17.7
Operating (loss) income	(10.1)	4.2	1.1	2.3	(1.2)	$(3.7)
Restructuring and asset impairments – Note 2	15.0	—	—	—	—	15.0
Additions to property, plant and equipment	8.2	3.6	2.3	—	—	14.1

For the nine months ended September 29, 2007
External revenue[1]	$990.0	$301.0	$52.4	$19.8	$—	$1,363.2
Depreciation and amortization	38.9	13.4	1.0	—	—	53.3
Operating (loss) income	(6.5)	17.3	2.8	7.8	(3.3)	$18.1
Restructuring and asset impairments – Note 2	24.3	—	—	0.1	—	24.4
Additions to property, plant and equipment	31.0	16.7	2.7			50.4

As of December 29, 2007
Property, plant and equipment	$250.8	$125.2	$12.4	$—	$—	$388.4
Goodwill	28.0	75.8	—	4.5	—	108.3
Intangibles and other assets	208.0	26.4	1.6	—	—	236.0
Total assets[2]	732.5	351.1	35.5	11.9	13.4	1,144.4

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]

Excludes intersegment receivables, investments and notes receivables. Also, we performed a reclassification related to North America to conform to the current period’s presentation, which includes a reclassification of $4.5 million from accrued liabilities to allowance for doubtful accounts.

For the nine months ended September 27, 2008, sales to Wal-Mart accounted for 35.8% (September 29, 2007 – 39.7%) of our total revenues, 42.5% of our North American reporting unit (September 29, 2007 – 46.6%), 21.6% of our United Kingdom reporting unit (September 29, 2007 – 25.8%), and 3.2% of our Mexico reporting unit (September 29, 2007 – 3.8%).

Credit risk arises from the potential default of a customer in meeting its financial obligations to us. Concentrations of credit exposure may arise with a group of customers that have similar economic characteristics or are located in the same geographic region. The ability of such customers to meet obligations would be similarly affected by changing economic, political or other conditions. We are not currently aware of any facts that would create a material credit risk, other than the current commercial paper and commercial borrowing issues in the marketplace. We are not aware of serious liquidity issues with any of our customers in our North American or United Kingdom reporting units. We continue to have collection issues with our customers in Mexico as we tighten our credit terms in that country.

Revenues by geographic area are as follows:

(in millions of U.S. dollars)	For the three months ended		For the nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
United States	$255.9	$278.2	$763.8	$850.6
Canada	55.0	73.4	180.8	202.7
United Kingdom	101.9	110.5	309.9	301.0
Mexico	16.0	18.4	50.1	52.4
All Other	5.7	5.7	17.1	19.8
Elimination[1]	(14.0)	(21.7)	(45.0)	(63.3)

	$420.5	$464.5	$1,276.7	$1,363.2

[1]

Represents intersegment revenue among all countries of which $3.0 million and $9.3 million represent intersegment revenue between North America and our international segments for the three and nine months ended September 27, 2008, respectively.

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	September 27, 2008	December 29, 2007
United States	$205.9	$191.4
Canada	52.7	59.4
United Kingdom	110.9	125.2
Mexico	17.4	12.4

	$386.9	$388.4

Note 8 – Inventories

(in millions of U.S. dollars)	September 27, 2008	December 29, 2007
Raw materials	$45.9	$50.1
Finished goods	63.2	61.4
Other	18.6	18.6

	$127.7	$130.1

Note 9 – Goodwill, Intangibles and Other Assets

	September 27, 2008			December 29, 2007
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$53.0	$—	$53.0	$80.4	$—	$80.4

Subject to amortization
Customer relationships	162.7	68.3	94.4	165.9	60.8	105.1
Trademarks	25.7	13.3	12.4	29.9	13.6	16.3
Information technology	56.0	45.2	10.8	65.5	44.2	21.3
Other	4.1	1.7	2.4	4.0	1.5	2.5

	248.5	128.5	120.0	265.3	120.1	145.2

	301.5	128.5	173.0	345.7	120.1	225.6

Other Assets
Financing costs	6.4	1.3	5.1	4.8	4.1	0.7
Deposits	7.5	—	7.5	1.2	—	1.2
Other	10.2	3.9	6.3	13.3	4.8	8.5

	24.1	5.2	18.9	19.3	8.9	10.4

Total Intagibles & Other Assets	$325.6	$133.7	$191.9	$365.0	$129.0	$236.0

Goodwill	$31.0	—	$31.0	$108.3	—	$108.3

Amortization expense of intangible assets was $6.9 million and $21.9 million, respectively, for the three and nine months ended September 27, 2008 ($5.7 million and $16.6 million for the three and nine months ended September 29, 2007).

In the third quarter of 2008, we recorded an asset impairment related to the Rights of $27.4 million associated with our North American reporting unit as disclosed in Note 1. We expensed $4.5 million of information technology costs in the third quarter of 2008 as disclosed in Note 1.

The decrease in goodwill was due to the write-off of goodwill associated with our United Kingdom operating unit as disclosed in Note 1 and in Note 2.

Note 10 – Debt

Our total debt is as follows:

(in millions of U.S. dollars)	September 27, 2008	December 29, 2007
8% senior subordinated notes due in 2011[1]	$269.0	$269.0
Senior secured credit facility	—	102.3
Asset based lending facility	121.5	—
GE obligation	30.2	—
Receivables securitization	—	33.0
Other debt	12.9	3.1
Other capital leases	6.9	3.9

Total debt	440.5	411.3
Less: Short-term borrowings and current debt:
Asset based lending facility	121.5	—
Senior secured credit facility	—	102.3
Receivables securitization	—	33.0
Other short-term debt[2]	11.0	1.7

Total short-term borrowings	132.5	137.0
GE obligation - current maturities	7.2	—
Other capital leases – current maturities	1.6	2.4
Other debt - current maturities	1.0	—

Total current debt	142.3	139.4

Long-term debt before discount	298.2	271.9
Less discount on 8% notes	(2.4)	(2.9)

Total long-term debt	$295.8	$269.0

[1]

Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001. The notes contain a number of financial covenants including limitations on capital stock repurchases, dividend payments and incurrence of indebtedness. Penalties exist if we redeem the notes prior to December 15, 2009.

[2]	Primarily includes $11.0 million of checks and electronic payments issued but not cashed.

8% Senior Subordinated Notes due in 2011

We have outstanding 8% senior subordinated notes (“Notes”), which are due on December 15, 2011. As of September 27, 2008, the principal amount of the Notes was $269.0 million (December 29, 2007- $269.0). The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15th and December 15th .

Asset Based Lending Facility

On March 31, 2008, we entered into an agreement which created a new asset-based lending credit facility (the “ABL Facility”) that provides for financing in the United States, Canada, the United Kingdom and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL Facility. The debt under the ABL Facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL Facility replaced our former senior secured credit facilities in the United States, Canada, the United Kingdom, and Mexico and our receivables securitization facility in the United States, the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

The ABL Facility is a five-year revolving facility of up to $250 million. The five-year term runs through March 2013 but is subject to the refinancing of the Notes; the new ABL Facility will mature early if the Notes have not been refinanced six months prior to their maturity (i.e. June 2011) on terms and conditions specified in the ABL Facility.

The amount available under the ABL Facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment as of the end of each fiscal month, effective beginning on the 15th of the following month. The ABL Facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the United Kingdom ($75.0 million).

The interest rate margin on loans under the ABL Facility was fixed for the first six months of the term. Beginning September 29, 2008, the interest rate on LIBOR and prime loans varies quarterly based on our average aggregate availability. The interest rate on LIBOR (or other fixed rate) loans for the first six months was LIBOR (or such other fixed rate) plus 2.50%. Prime (or other variable rate) loans during the first six months bore an interest rate of prime (or such other variable rate) plus 1.00%.

Beginning on September 29, 2008, the interest rate on LIBOR and Prime loans is now based on average aggregate availability as follows:

(in millions of U.S. dollars)	Average Aggregate Availability	ABR Spread	Canadian Prime Spread	Eurodollar Spread	LIBOR Spread
	Over $175	0.50%	0.50%	2.00%	2.00%
	$100 -175	0.75%	0.75%	2.25%	2.25%
	$50 - 100	1.00%	1.00%	2.50%	2.50%
	Under $50	1.25%	1.25%	2.75%	2.75%

The interest rate for the ABL Facility as of September 27, 2008 was 5.0%. Most of our borrowings as of September 27, 2008 were LIBOR borrowings. However, in October 2008, we changed all of our borrowings to prime based (“ABR”) borrowings. Our commitment fee also changes based on the average utilization of the ABL. This fee ranges from 0.25% per annum to 0.375% per annum based on availability. We currently pay 0.375% per annum.

The Company incurred $5.1 million of financing fees in connection with the ABL Facility. The financing fees are being amortized over a five year period which represents the life of the ABL Facility.

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default. The debt under the ABL Facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL Facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL Facility include nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards.

The ABL Facility also contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. If this covenant had been triggered as of September 27, 2008, we would not have been in compliance. As of September 27, 2008, our excess availability under the ABL facility was $63.9 million. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. We have agreed to maintain excess availability of at least $15.0 million.

8% Senior Subordinated Notes due 2011

The indenture respecting the Notes contains a number of business and financial covenants and events of default that apply to the issuer and the guarantors. In addition to us, the guarantors are, in general, the subsidiaries organized in Canada, the U.S., and the United Kingdom. Events of default or triggers for prepayment provided for under the indenture include, among others: (i) a change of control of us in certain circumstances; (ii) unsatisfied judgments or cross default or cross acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture; (iii) our insolvency or that of the restricted subsidiaries; and (iv) covenant default under the credit facilities or indenture. Some of the more material financial covenants are discussed below.

The indenture respecting the Notes has numerous covenants that are applicable to Cott Beverages Inc. and the guarantors. We can only make restricted payments, such as paying dividends, buying back stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60.0 million in the aggregate, may be made without satisfying the restricted payments test.

We can only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of September 27, 2008, our fixed charge coverage ratio under the indenture was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends if we are in default under the indenture. Many of the covenants also effectively limit transactions with our unrestricted subsidiaries or non-guarantor entities.

We have been in compliance with all of the covenants under the Notes and there have been no amendments to any such covenants since they were issued.

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at September 27, 2008, these conditions of default did not exist with respect to any other indebtedness.

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

We had $12.6 million in standby letters of credit outstanding as of September 27, 2008 ($6.5 million—December 29, 2007).

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

We have a foreign non-income tax issue for which we have recorded a charge of $0.5 million. This charge was determined in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represents our current best estimate of probable loss.

Note 12 – Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million shares of our common shares on the open market for $6.4 million, of which 2.0 million shares or $5.4 million are to be used to satisfy our anticipated future liability under the PSU Plan and the EISP Plan and 0.3 million shares or $1.0 million are held in trust for our employees as part of the deferred compensation arrangement under the EISP Plan. See Note 3 for further details of these two plans.

Note 13 – Other Income

	For the three months ended		For the nine months ended
(in millions of U.S. dollars)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Foreign exchange (gain) loss	$0.3	$(0.8)	$0.1	$(3.1)
Insurance reimbursement	—	—	(4.5)	—
Other loss (gain)	0.1	—	(1.4)	—

Total	$0.4	$(0.8)	$(5.8)	$(3.1)

In the second quarter of 2008, we recorded $4.5 million as business interruption recovery for some of the costs related to our voluntary product recall in the United Kingdom through claims under our insurance coverage.

Note 14 – Guarantor Subsidiaries

The Notes issued by our wholly owned subsidiary Cott Beverages Inc. are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by Cott Corporation and certain other wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.

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

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the three months ended September 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$54.9	$238.7	$103.5	$36.4	$(13.0)	$420.5
Cost of sales	45.8	218.0	89.4	32.6	(13.0)	372.8

Gross profit	9.1	20.7	14.1	3.8	—	47.7
Selling, general and administrative expenses	9.3	21.3	7.9	3.9	—	42.4
Loss on disposal of property, plant and equipment	—	0.1	—	—	—	0.1

Restructuring, asset impairments and other charges:						—

Restructuring and other	0.1	(0.2)	—	—	—	(0.1)
Goodwill impairments	—	—	69.2	—	—	69.2
Asset impairments	—	26.6	—	—	—	26.6

Operating (loss) income	(0.3)	(27.1)	(63.0)	(0.1)	—	(90.5)

Other expense (income), net	(0.3)	1.2	(0.7)	0.2	—	0.4
Intercompany Interest expense (income), net	(3.0)	3.2	(0.2)	—	—	0.0
Interest expense (income), net	0.1	8.7	—	(0.2)	—	8.6
Minority interest	—	—	—	0.3	—	0.3

Income (loss) before income taxes (recovery) and equity (loss) income	2.9	(40.2)	(62.1)	(0.4)	—	(99.8)

Income taxes (recovery) expense	1.2	(19.1)	4.4	1.3	—	(12.2)
Equity (loss) income	(89.3)	1.2	(30.6)	—	118.7	—

Net (loss) income	$(87.6)	$(19.9)	$(97.1)	$(1.7)	$118.7	$(87.6)

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the nine months ended September 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$180.7	$715.1	$314.5	$108.0	$(41.6)	$1,276.7
Cost of sales	149.0	651.4	274.0	98.4	(41.6)	1,131.2

Gross profit	31.7	63.7	40.5	9.6	—	145.5
Selling, general and administrative expenses	27.7	74.2	26.6	11.2	—	139.7
Loss (gain) on disposal of property, plant and equipment	0.3	0.6	(0.5)	—	—	0.4

Restructuring, asset impairments and other charges:						—

Restructuring and other	1.0	5.6	—	—	—	6.6
Goodwill impairments	—	—	69.2	—		69.2
Asset impairments	—	27.0	—	—	—	27.0

Operating (loss) income	2.7	(43.7)	(54.8)	(1.6)	—	(97.4)

Other expense (income), net	(0.2)	(0.2)	(5.6)	0.2	—	(5.8)
Intercompany Interest expense (income), net	(9.7)	9.7	—	—	—	—
Interest expense (income), net	0.3	23.8	—	0.2	—	24.3
Minority interest	—	—	—	1.3	—	1.3

Income (loss) before income taxes (recovery) and equity (loss) income	12.3	(77.0)	(49.2)	(3.3)	—	(117.2)

Income taxes (recovery) expense	3.7	(16.3)	5.6	0.5	—	(6.5)
Equity (loss) income	(119.3)	2.1	(67.5)	—	184.7	—

Net (loss) income	$(110.7)	$(58.6)	$(122.3)	$(3.8)	$184.7	$(110.7)

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the three months ended September 29, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$73.3	$263.9	$111.5	$35.3	$(19.5)	$464.5
Cost of sales	62.6	243.8	99.6	32.3	(19.5)	418.8

Gross profit	10.7	20.1	11.9	3.0	—	45.7
Selling, general and administrative expenses	4.8	20.0	8.5	0.9	—	34.2
Loss (gain) on disposal of property, plant and equipment	—	0.2	—	—	—	0.2

Restructuring and asset impairments	2.2	12.8	—	—	—	15.0

Operating income (loss)	3.7	(12.9)	3.4	2.1	—	(3.7)

Other (income) expense, net	(0.8)	(0.9)	0.1	0.7	0.1	(0.8)
Interest expense (income), net	(3.8)	9.8	1.4	1.0	—	8.4
Minority interest	—	—	—	0.4	—	0.4

Income (loss) before income taxes (recovery) and equity (loss) income	8.3	(21.8)	1.9	—	(0.1)	(11.7)

Income taxes expense (recovery)	2.7	(10.1)	0.2	1.3	—	(5.9)
Equity (loss) income	(11.4)	0.1	(10.3)	—	21.6	—

Net (loss) income	$(5.8)	$(11.6)	$(8.6)	$(1.3)	$21.5	$(5.8)

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the nine months ended September 29, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$202.6	$809.8	$303.9	$102.8	$(55.9)	$1,363.2
Cost of sales	171.9	734.3	263.2	90.9	(55.9)	1,204.4

Gross profit	30.7	75.5	40.7	11.9	—	158.8
Selling, general and administrative expenses	21.1	66.3	24.7	4.4	—	116.5
Loss (gain) on disposal of property, plant and equipment	—	(0.2)	—	—	—	(0.2)

Restructuring and asset impairments	6.0	18.4	—	—	—	24.4

Operating income (loss)	3.6	(9.0)	16.0	7.5	—	18.1

Other (income) expense, net	(3.5)	5.0	(0.2)	(2.7)	(1.7)	(3.1)
Interest expense (income), net	(2.7)	27.0	(2.2)	2.0	—	24.1
Minority interest	—	—	—	1.9	—	1.9

Income (loss) before income taxes (recovery) and equity (loss) income	9.8	(41.0)	18.4	6.3	1.7	(4.8)

Income taxes expense (recovery)	3.4	(15.3)	2.1	1.3	—	(8.5)
Equity (loss) income	(2.7)	1.4	(20.7)	—	22.0	—

Net (loss) income	$3.7	$(24.3)	$(4.4)	$5.0	$23.7	$3.7

Cott Corporation

Consolidating Balance Sheets

(in millions of U.S. dollars, unaudited)

Consolidating Balance Sheets
As of September 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash	$8.4	$1.2	$9.1	$1.9	$—	$20.6
Accounts receivable	35.9	81.1	68.5	20.3	(18.9)	186.9
Income taxes recoverable	—	15.6	—	—	—	15.6
Inventories	23.0	73.0	24.0	7.7	—	127.7
Prepaid expenses and other assets	1.7	6.3	4.3	0.2	—	12.5
Deferred income taxes	—	0.8	—	—	—	0.8

	69.0	178.0	105.9	30.1	(18.9)	364.1

Property, plant and equipment	52.7	201.1	115.8	17.3	—	386.9
Goodwill	26.5	4.5	—	—	—	31.0
Intangibles and other assets	4.6	133.5	23.3	30.5	—	191.9
Deferred income taxes	12.1	—	0.1	—	—	12.2
Tax receivable	—	9.3	—	—	—	9.3
Due from affiliates	266.6	10.1	207.8	41.9	(526.4)	—
Investments in subsidiaries	(46.5)	31.2	(14.8)	155.0	(124.9)	—

	$385.0	$567.7	$438.1	$274.8	$(670.2)	$995.4

LIABILITIES
Current liabilities
Short-term borrowings	$—	$131.0	$1.5	$—	$—	$132.5
Current maturities of long-term debt	—	9.4	—	0.4	—	9.8
Income taxes payable	—	—	0.8	—	—	0.8
Accounts payable and accrued liabilities	20.8	98.1	64.4	13.6	(18.9)	178.0
Deferred income taxes	—	—	—	—	—	—

	20.8	238.5	66.7	14.0	(18.9)	321.1

Long-term debt	—	291.9	—	3.9	—	295.8
Other long-term liabilities	—	8.6	4.5	—	—	13.1
Other tax liabilities	26.1	—	0.2	—	—	26.3
Deferred income taxes	—	10.7	15.3	—	—	26.0
Losses and distributions in excess of investment			302.6		(302.6)	—
Due from affiliates	43.2	206.5	261.0	15.7	(526.4)	—

	90.1	756.2	650.3	33.6	(847.9)	682.3

Minority interest	—	—	—	18.2	—	18.2

Shareowners’ Equity
Capital stock
Common shares	275.0	193.4	308.1	175.0	(676.5)	275.0
Treasury shares	(6.4)	—	—	—	—	(6.4)
Restricted shares	—	—	—	—	—	—
Additional paid-in-capital	37.4	(1.0)	—	1.0	—	37.4
(Accumulated deficit) retained earnings	(17.6)	(380.8)	(502.3)	(15.2)	898.3	(17.6)
Accumulated other comprehensive income (loss)	6.5	(0.1)	(18.0)	62.2	(44.1)	6.5

	294.9	(188.5)	(212.2)	223.0	177.7	294.9

	$385.0	$567.7	$438.1	$274.8	$(670.2)	$995.4

Cott Corporation

Consolidating Balance Sheets

(in millions of U.S. dollars)

Consolidating Balance Sheets
As of December 29, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash	$13.2	$—	$10.3	$3.9	$—	$27.4
Accounts receivable	33.7	26.0	83.4	86.7	(34.4)	195.4
Income taxes recoverable	0.1	28.6	3.3	0.8	—	32.8
Inventories	26.1	71.7	25.2	7.1	—	130.1
Prepaid expenses and other assets	1.6	4.3	4.0	0.3	—	10.2
Deferred income taxes	—	1.8	0.7	—	—	2.5

	74.7	132.4	126.9	98.8	(34.4)	398.4

Property, plant and equipment	59.4	184.1	132.8	12.1	—	388.4
Goodwill	28.0	4.5	75.8	—	—	108.3
Intangibles and other assets	16.3	159.9	26.5	33.3	—	236.0
Deferred income taxes	—	—	12.8	0.5	—	13.3
Due from affiliates	266.7	9.0	198.0	41.7	(515.4)	—
Investments in subsidiaries	95.6	20.7	—	164.1	(280.4)	—

	$540.7	$510.6	$572.8	$350.5	$(830.2)	$1,144.4

LIABILITIES
Current liabilities
Short-term borrowings	$20.4	$82.4	$—	$34.2	$—	$137.0
Current maturities of long-term debt	—	2.4	—	—	—	2.4
Accounts payable and accrued liabilities	31.7	84.3	87.7	26.1	(34.4)	195.4

	52.1	169.1	87.7	60.3	(34.4)	334.8

Long-term debt	—	269.0	—	—	—	269.0
Other long-term liabilities	0.3	12.3	5.5	—	—	18.1
Other tax liabilities	45.1	194.8	268.6	6.9	(515.4)	—

Deferred income taxes	—	—	163.0	—	(163.0)	—
Losses and distributions in excess of investment	11.0	11.4	14.2	—	—	36.6
Due from affiliates	—	15.2	18.9	—	—	34.1

	108.5	671.8	557.9	67.2	(712.8)	692.6

Minority interest	—	—	—	19.6	—	19.6

Shareowners’ Equity
Capital stock
Common shares	275.0	178.4	319.5	175.0	(672.9)	275.0
Restricted shares	(0.4)	—	—	—	—	(0.4)
Additional paid-in-capital	32.2	—	—	—	—	32.2
Retained earnings (deficit)	93.1	(339.6)	(276.5)	5.0	611.1	93.1
Accumulated other comprehensive income (loss)	32.3	—	(28.1)	83.7	(55.6)	32.3

	432.2	(161.2)	14.9	263.7	(117.4)	432.2

	$540.7	$510.6	$572.8	$350.5	$(830.2)	$1,144.4

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended September 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(87.6)	$(19.9)	$(97.1)	$(1.7)	$118.7	$(87.6)
Depreciation and amortization	3.6	10.5	4.4	1.6	—	20.1
Amortization of financing fees	—	0.2	0.1	(0.1)	—	0.2
Share-based compensation	—	0.2	0.1	—	—	0.3
Deferred income taxes	0.8	2.2	(1.0)	(6.7)	—	(4.7)
Increase in other income tax liabilities	0.1	(10.1)	(0.1)	—	—	(10.1)
Minority interest	—	—	—	0.3	—	0.3
Loss (gain) on disposal of property, plant and equipment	—	0.2	(0.1)	—	—	0.1
Equity (loss) income, net of distributions	91.6	(0.1)	30.5	—	(122.0)	—
Asset impairments	—	(0.8)	(0.6)	0.6	—	(0.8)
Intangible impairments	—	27.4	—	—	—	27.4
Goodwill impairments	—	—	69.2	—	—	69.2
Lease contract termination loss	—	—	—	—	—	—
Lease contract termination payments	—	(2.7)	—	—	—	(2.7)
Other non-cash items	—	4.2	—	—	—	4.2
Net change in non-cash working capital	(3.0)	31.4	9.5	(37.0)	(0.7)	0.2

Net cash provided by (used in) operating activities	5.5	42.7	14.9	(43.0)	(4.0)	16.1

Investing activities

Additions to property, plant and equipment	(0.4)	(19.5)	(1.8)	(0.8)	—	(22.5)
Proceeds from disposal of property, plant and equipment	(0.1)	—	—	—	—	(0.1)
Advances to affiliates	2.8	—	(2.6)	0.3	(0.5)	—
Additions to intangibles and other assets	(2.3)	2.1	(0.1)	0.2	—	(0.1)

Net cash (used in) provided by investing activities	—	(17.4)	(4.5)	(0.3)	(0.5)	(22.7)

Financing activities
Payments of long-term debt	—	(7.3)	—	4.3	—	(3.0)
Issue of long-term debt	—	12.4	—	4.6	—	17.0
Payment on extinguishment of credit	(1.1)	(32.1)	—	33.2	—	—
Short-term borrowings	—	2.2	—	—	—	2.2
Long-term borrowings – ABL	2.3	416.7	17.5	—	—	436.5
Long-term repayments - ABL	(2.5)	(426.7)	(17.0)	—	—	(446.2)
Advances from affiliates	(0.4)	2.6	(2.8)	—	0.6	—

Distributions to subsidiary minority shareowner	—	—	—	(1.1)	—	(1.1)
Deferred financing fees	(0.1)	(0.4)	(0.2)	—	—	(0.7)
Dividends paid	—	—	(2.7)	(1.2)	3.9	—
Other financing activities	(0.4)	(0.1)	—	—	—	(0.5)

Net cash (used in) provided by financing activities	(2.2)	(32.7)	(5.2)	39.8	4.5	4.2

Effect of exchange rate on cash	(0.1)	—	(0.7)	(0.1)	—	(0.9)
Net (decrease) increase in cash	3.2	(7.4)	4.5	(3.6)	(0.0)	(3.3)

Cash, beginning of period	5.2	8.6	4.6	5.5	—	23.9

Cash, end of period	$8.4	$1.2	$9.1	$1.9	$(0.0)	$20.6

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the nine months ended September 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(110.7)	$(58.6)	$(122.3)	$(3.8)	$184.7	$(110.7)
Depreciation and amortization	10.6	30.8	15.3	4.2	—	60.9
Amortization of financing fees	0.1	0.5	0.2	—	—	0.8
Share-based compensation	1.4	3.9	0.1	—	—	5.4
Deferred income taxes	3.9	3.1	(2.1)	(8.1)	—	(3.2)
Increase in other income tax liabilities	(0.5)	(9.3)	(1.3)	—	—	(11.1)
Minority interest	—	—	—	1.3	—	1.3
Loss (gain) on disposal of property, plant and equipment	0.3	0.6	(0.5)	—	—	0.4
Equity (loss) income, net of distributions	127.0	0.4	70.4	—	(197.8)	—
Asset impairments	—	(0.4)	(0.6)	0.6	—	(0.4)
Intangible impairments	—	27.4	—	—	—	27.4
Goodwill impairments	—	—	69.2	—	—	69.2
Lease contract termination loss	—	0.3	—	—	—	0.3
Lease contract termination payments	—	(3.1)	—	—	—	(3.1)
Other non-cash items	—	4.8	—	—	—	4.8
Net change in non-cash working capital	(24.2)	(2.3)	1.4	14.3	(0.6)	(11.4)

Net cash provided by (used in) operating activities	7.9	(1.9)	29.8	8.5	(13.7)	30.6

Investing activities

Additions to property, plant and equipment	(1.9)	(34.5)	(6.4)	(3.9)	—	(46.7)
Proceeds from disposal of property, plant and equipment	2.4	0.1	—	—	—	2.5
Advances to affiliates	8.8	—	(7.7)	(9.0)	7.9	—
Additions to intangibles and other assets	(2.3)	(1.0)	(0.1)	—	—	(3.4)

Net cash (used in) provided by investing activities	7.0	(35.4)	(14.2)	(12.9)	7.9	(47.6)

Financing activities
Payments of long-term debt	—	(8.8)	—	4.3	—	(4.5)
Issue of long-term debt	—	29.0	—	4.6	—	33.6

Payments on extinguishment of credit facility	(20.4)	(105.8)	—	(1.3)	—	(127.5)
Short-term borrowings	—	2.9	—	—	—	2.9
Long-term borrowings – ABL	37.8	931.6	62.5	—	—	1,031.9
Long-term repayments - ABL	(38.0)	(811.6)	(60.8)	—	—	(910.4)
Advances from affiliates	8.9	7.7	(8.8)	—	(7.8)	—

Distributions to subsidiary minority shareowner	—	—	—	(2.7)	—	(2.7)
Purchase of treasury shares	(6.4)	—	—	—	—	(6.4)
Deferred financing fees	(0.8)	(3.4)	(0.8)	—	—	(5.0)
Dividends paid	—	(3.0)	(8.0)	(2.6)	13.6	—
Other financing activities	(0.3)	(0.1)	—	—	—	(0.4)

Net cash (used in) provided by financing activities	(19.2)	38.5	(15.9)	2.3	5.8	11.5

Effect of exchange rate on cash	(0.5)	—	(0.9)	0.1	—	(1.3)
Net (decrease) increase in cash	(4.8)	1.2	(1.2)	(2.0)	0.0	(6.8)
Cash, beginning of period	13.2	—	10.3	3.9	—	27.4

Cash, end of period	$8.4	$1.2	$9.1	$1.9	$0.0	$20.6

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended September 29, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(5.8)	$(11.6)	$(8.6)	$(1.3)	$21.5	$(5.8)
Depreciation and amortization	2.9	8.6	4.9	1.3	—	17.7
Amortization of financing fees	—	0.1	0.1	0.1	—	0.3
Share-based compensation	(2.8)	0.5	—	—	—	(2.3)
Deferred income taxes	2.6	1.9	0.1	(2.6)	—	2.0
Increase in other income tax liabilities	—	—	—	3.4	—	3.4
Minority interest	—	—	—	0.4	—	0.4
Loss on disposal of property, plant and equipment	—	0.2	—	—	—	0.2
Equity (loss) income, net of distributions	14.2	1.6	13.3	—	(29.1)	—
Asset impairments	0.9	—	—	—	—	0.9
Lease contract termination loss	—	12.5	—	—	—	12.5
Lease contract termination payments	—	(7.3)	—	—	—	(7.3)
Other non-cash items	1.0	—	—	—	—	1.0
Net change in non-cash working capital	6.9	(11.5)	11.9	6.9	0.1	14.3

Net cash provided by (used in) operating activities	19.9	(5.0)	21.7	8.2	(7.5)	37.3

Investing activities

Additions to property, plant and equipment	(1.1)	(6.8)	(4.3)	(1.9)	—	(14.1)
Additions to intangibles	(1.2)	(0.2)	—	—	—	(1.4)
Advances to affiliates	—	—	(2.4)	—	2.4	—

Net cash (used in) provided by investing activities	(2.3)	(7.0)	(6.7)	(1.9)	2.4	(15.5)

Financing activities
Payments of long-term debt	—	(0.6)	—	—	—	(0.6)
Short-term borrowings	(17.5)	13.0	(11.1)	(5.4)	—	(21.0)
Advances from affiliates	—	2.5	—	(0.1)	(2.4)	—

Distributions to subsidiary minority shareowner	—	—	—	(1.6)	—	(1.6)
Dividends paid	—	(2.9)	(2.9)	(1.7)	7.5	—
Other financing activities	(0.1)	—	—	—	—	(0.1)

Net cash provided by (used in) financing activities	(17.6)	12.0	(14.0)	(8.8)	5.1	(23.3)

Effect of exchange rate on cash	—	—	—	—	—	—
Net (decrease) increase in cash	(0.0)	—	1.0	(2.5)	(0.0)	(1.5)
Cash, beginning of period	—	—	0.9	5.5	—	6.4

Cash, end of period	$(0.0)	$—	$1.9	$3.0	$(0.0)	$4.9

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the nine months ended September 29, 2007
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$3.7	$(24.3)	$(4.4)	$5.0	$23.7	$3.7
Depreciation and amortization	8.3	25.9	15.3	3.8	—	53.3
Amortization of financing fees	—	0.2	0.3	0.3	—	0.8
Share-based compensation	2.1	0.5	—	—	—	2.6
Deferred income taxes	3.3	6.1	(0.8)	(3.2)	—	5.4
Increase in other income tax liabilities	—	—	—	3.9	—	3.9
Minority interest	—	—	—	1.9	—	1.9
Gain on disposal of property, plant and equipment	—	(0.1)	(0.1)	—	—	(0.2)
Equity (loss) income, net of distributions	104.1	1.6	31.8	—	(137.5)	—
Asset impairments	0.9	—	—	—	—	0.9
Lease contract termination loss	—	12.5	—	—	—	12.5
Lease contract termination payments	—	(7.5)	—	—	—	(7.5)
Other non-cash items	0.5	1.1	—	—	—	1.6
Net change in non-cash working capital	(120.0)	(56.0)	200.2	(53.4)	(1.7)	(30.9)

Net cash provided by (used in) operating activities	2.9	(40.0)	242.3	(41.7)	(115.5)	48.0

Investing activities

Additions to property, plant and equipment	(5.8)	(24.0)	(18.2)	(2.4)	—	(50.4)
Additions to intangibles	(7.5)	(18.4)	22.8	—	—	(3.1)
Proceeds from disposal of property, plant and equipment	—	0.6	0.2	—	—	0.8
Advances to affiliates	(4.6)	0.1	(48.1)	—	52.6	—

Net cash (used in) provided by investing activities	(17.9)	(41.7)	(43.3)	(2.4)	52.6	(52.7)

Financing activities
Payments of long-term debt	—	(2.2)	—	—	—	(2.2)
Issue of long-term debt	—	—	—	—	—	—
Short-term borrowings	12.6	38.3	(97.6)	47.8	—	1.1
Advances from affiliates	—	48.2	4.6	(0.2)	(52.6)	—

Distributions to subsidiary minority shareowner	—	—	—	(2.9)	—	(2.9)
Issuance of common stock	0.5	—	—	—	—	0.5
Dividends paid	—	(9.6)	(102.8)	(3.1)	115.5	—
Other financing activities	0.1	2.1	(2.5)	—	—	(0.3)

Net cash provided by (used in) financing activities	13.2	76.8	(198.3)	41.6	62.9	(3.8)

Effect of exchange rate on cash	—	—	—	—	—	—
Net (decrease) increase in cash	(1.8)	(4.9)	0.7	(2.5)	—	(8.5)
Cash, beginning of period	1.8	4.9	1.2	5.5	—	13.4

Cash, end of period	$0.0	$0.0	$1.9	$3.0	$—	$4.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 29, 2007 (the “2007 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A. “Risk Factors” in our 2007 Annual Report and in Part II, Item 1A of the March 29, 2008 and this quarterly report on Form 10-Q.

Overview

We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink company. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our private label partners to provide proven profitable products. As a fast follower of innovative products, we will identify which new products are succeeding in the marketplace and develop similar products to provide our retail partners. We believe we can identify opportunities for private label growth by carefully following consumer trends in new flavors, categories, package types, and product mix by geography. We have been successful with this approach in the Canadian operating unit and the United Kingdom operating unit, where we have been more proactive than in the U.S. in bringing new products to our retailer partners and such retailers have been more aggressive as fast followers with private label offerings.

As of September 27, 2008, we had a total of $440.5 million of indebtedness. We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on our outstanding debt from our operations during the next 12 months. As of September 27, 2008, our excess availability under the ABL Facility was $63.9 million. Our ability to generate cash to meet our expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, we may be required to take actions such as amending the ABL Facility or indenture, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. However, there is no assurance that we can obtain any such financing. Our debt is rated by credit rating agencies, and on September 19, 2008, Moody’s downgraded our 8.0% senior subordinated notes due in 2011 from B3 to Caa1 and overall Company rating from B2 to B3. This rating downgrade, any potential future negative change in our credit rating and the credit market turmoil, may make it more difficult for us to obtain any necessary amendments, refinance, or raise additional capital in the future on terms that are acceptable to us, if at all. See further discussion under the Liquidity and Financial Condition section.

Businesses in our industry operate at low margins. As previously discussed in our 2007 Annual Report on Form 10-K, industry-wide carbonated soft drink (“CSD”) sales have continued to decline and ingredients and packaging costs continued to increase in 2008. Each of these trends has adversely affected our business and we expect that they will continue to do so, even though certain commodity market prices have declined since June 28, 2008. To offset the impact of these trends, we will continue to focus on containing our costs. Ingredients and packaging costs represent a significant portion of our cost of sales. Most of these costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, polyethylene terephthalate (“PET”) resin, and corn (which is used to produce high fructose corn syrup (“HFCS”). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into price control contracts where possible. Since December 29, 2007, we have locked in the price for the majority of our HFCS and aluminum requirements for our North American reporting unit through the remainder of 2008. We have begun taking actions to lock in prices for some of our 2009 requirements for packaging and ingredients.

As previously disclosed, Wal-Mart began reducing its shelf space at the end of April 2008 in its United States stores dedicated to its retailer brand CSDs, which Cott supplies on an exclusive basis. Our volume of products sold to Wal-Mart in the United States declined during the nine months ended September 27, 2008, as compared to the prior year period. However, we attribute the decline in volume primarily to (i) the increased competitive nature of the CSD marketplace arising from national competitors that have expended greater resources for product placement and promotional support and (ii) the continued decline of CSDs in general.

In addition, a long-term contract with Wal-Mart for the lease and maintenance of vending machines expired in June 2008, in connection with Wal-Mart’s plans to implement a different approach to soft drink vending. That program was designed to support Wal-Mart’s brands. We estimate the remaining costs to remove these machines from Wal-Mart stores will not exceed $1.4 million.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60% of our annual operating income during the second and third quarters of the year. Sales in our United Kingdom reporting unit tend to be more volatile than those in our North America reporting unit due, in part, to a higher sensitivity of consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, and rent and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the third quarter of 2008 may not necessarily be indicative of the results that may be expected for the full year.

Summary financial results

Our net loss in the three months ended September 27, 2008 (the “third quarter”) and nine months ended September 27, 2008 (“year-to-date”) was $87.6 million or $1.25 per diluted share and $110.7 million or $1.56 per diluted share, respectively, compared with a net loss of $5.8 million or $0.08 per diluted share and net income of $3.7 million or $0.05 per diluted share for the three and nine months ended September 29, 2007, respectively. The nine month loss for 2008 resulted primarily from certain factors including:

•	goodwill impairment of $69.2 million arising from lower anticipated operating income related to our United Kingdom operating unit;

•	asset impairment of Rights of $27.4 million arising from the downward trend of estimated CSD production primarily in North America;

•	the highly competitive environment and continued volume decline in the North American CSD industry, particularly in the United States;

•	accelerated decline in volume and revenues at Wal-Mart;

•	executive transition costs of $6.8 million (including $1.9 million of non-cash stock compensation expense);

•	restructuring severance costs of $6.6 million to refocus our North American unit on our private label business (we anticipate our Asian business will be shut down by the end of 2008);

•

increased selling, general and administrative costs associated with increased expenses for expiring trademarks, amortization of software costs, expensing $4.5 million of previously capitalized software costs and bad debt expense;

•	accelerated depreciation of $1.6 million resulting from Wal-Mart’s decision to remove certain of our vending machines from Wal-Mart stores; and

•

a lower effective income tax rate resulting from a valuation allowance on U.S. and Mexican deferred income tax assets and a write down of United Kingdom operating unit goodwill with no tax relief, offset in part by a settlement of certain tax matters under audit.

Non-GAAP Measures

In this report, we present certain information regarding changes in our revenue excluding the impact of foreign exchange. We believe that this is a useful financial measure for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our changes in revenue on a U.S. GAAP basis, it presents a useful tool to evaluate our ongoing operations. In addition, these adjusted amounts are one of the factors we use in internal evaluations of the overall performance of our business. This information, however, is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for changes in revenue as determined in accordance with U.S. GAAP.

Results of Operations

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	Percent of Revenue	Percent of Revenue	Percent of Revenue	Percent of Revenue
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.7%	90.2%	88.6%	88.4%

Gross profit	11.3%	9.8%	11.4%	11.6%
Selling, general and administrative expenses (“SG&A”)	10.1%	7.4%	10.9%	8.5%

Loss (gain) on disposal of property, plant and equipment	0.0%	0.0%	0.0%	0.0%

Restructuring, asset impairments and other charges	22.8%	3.3%	8.1%	1.8%

Operating (loss) income	-21.6%	-0.9%	-7.6%	1.3%
Other (income) loss, net	0.1%	-0.2%	-0.5%	-0.2%
Interest expense	2.0%	1.8%	1.9%	1.8%
Minority interest	0.1%	0.1%	0.1%	0.1%

(Loss) income before income taxes	-23.8%	-2.6%	-9.1%	-0.4%
Income tax recovery	-2.9%	-1.4%	-0.5%	-0.7%

Net (loss) income	-20.9%	-1.2%	-8.6%	0.3%

Depreciation & amortization	4.8%	3.8%	4.8%	3.9%

Analysis of Revenue, Operating (Loss) Income and Case Volume by Geographic Region:

	Three months ended		Nine months ended
(In millions of U.S. Dollars)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue
North America	$296.9	$329.9	$899.6	$990.0
United Kingdom	101.9	110.5	309.9	301.0
Mexico	16.0	18.4	50.1	52.4
RCI	5.3	5.7	16.3	19.8
All Other	0.4	—	0.8	—

Total	$420.5	$464.5	$1,276.7	$1,363.2

Operating (loss) income
North America	$(27.6)	$(10.1)	$(43.1)	$(6.5)
United Kingdom	(62.7)	4.2	(53.8)	17.3
Mexico	(1.0)	1.1	(4.6)	2.8
RCI	1.2	2.3	5.9	7.8
All Other	(0.4)	(1.2)	(1.8)	(3.3)

Total	$(90.5)	$(3.7)	$(97.4)	$18.1

	Three months ended		Nine months ended
(In millions of cases)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Volume 8oz equivalent cases - Total Beverage (including concentrate)
North America	166.3	179.5	507.0	545.0
United Kingdom	50.2	53.4	148.4	149.6
Mexico	7.1	9.0	23.0	25.9
RCI	54.1	68.0	173.3	247.5
All Other	0.4	—	0.6	—

Total	278.1	309.9	852.3	968.0

Volume 8oz equivalent cases – Filled Beverage
North America	146.8	163.1	441.0	488.8
United Kingdom	44.3	48.8	132.2	136.0
Mexico	7.1	9.0	23.0	25.9
RCI	—	—	—	—
All Other	0.3	—	0.6	—

Total	198.5	220.9	596.8	650.7

Analysis of Revenue by Geographic Region:

	Three months ended September 27, 2008
(In million of U.S. dollars)	Cott[1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(44.0)	$(33.0)	$(8.6)	$(2.4)	$(0.4)	$0.4
Impact of foreign exchange	5.0	(0.5)	6.8	(1.2)	—	(0.1)
Change excluding foreign exchange	$(39.0)	$(33.5)	$(1.8)	$(3.6)	$(0.4)	$0.3

Percentage change in revenue[2]	-9.5%	-10.0%	-7.8%	-13.0%	-7.0%	N/A

Percentage change in revenue excluding foreign exchange[2]	-8.5%	-10.1%	-1.7%	-18.4%	-7.0%	N/A

[1]	Cott includes the following reporting units: North America, United Kingdom, Mexico, RCI and All Other.
[2]

Percent change in revenue and percent change in revenue excluding foreign exchange is N/A for other countries due to this category representing our China business unit which did not begin operations until the fourth quarter of 2007.

	Nine months ended September 27, 2008
(In million of U.S. dollars)	Cott[1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(86.5)	$(90.4)	$8.9	$(2.3)	$(3.5)	$0.8
Impact of foreign exchange	(8.2)	(12.4)	6.5	(2.3)	—	(0.0)
Change excluding foreign exchange	$(94.7)	$(102.8)	$15.4	$(4.6)	$(3.5)	$0.8

Percentage change in revenue[2]	-6.3%	-9.1%	3.0%	-4.4%	-17.7%	N/A

Percentage change in revenue excluding foreign exchange[2]	-6.9%	-10.3%	5.2%	-8.4%	-17.7%	N/A

[1]	Cott includes the following reporting units: North America, United Kingdom, Mexico, RCI and All Other.
[2]

Percent change in revenue and percent change in revenue excluding foreign exchange is N/A for other countries due to this category representing our China business unit which did not begin operations until the fourth quarter of 2007.

Analysis of Revenue by Product:

	Three months ended		Nine months ended
(In millions of U.S. dollars)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue
Carbonated soft drinks*	$185.4	$221.3	$748.0	$827.8
Concentrate	6.1	4.4	25.9	29.4
All other products	229.0	238.8	502.8	506.0

Total	$420.5	$464.5	$1,276.7	$1,363.2

(In millions of physical cases)
8 ounce volume
Carbonated soft drinks*	90.2	97.8	358.1	395.5
Concentrate	79.6	88.7	255.5	317.0
All other products	108.3	123.4	238.7	255.5

Total	278.1	309.9	852.3	968.0

*	includes carbonated soft drinks and sparkling water

Revenue – Revenue decreased 9.5% in the third quarter of 2008 and also decreased 6.3% year-to-date from the comparable prior year periods, primarily due to a decrease in North American case volume in filled beverage 8-ounce equivalents (“beverage case volume”). The 5.0% decrease in the Canadian dollar and the 11.0% decrease in the pound sterling since December 27, 2007 collectively had an $8.2 million negative impact on our revenue and a $2.2 million negative impact on our gross margin from the comparable prior year period.

Our North American reporting unit revenue decreased 10.0% in the third quarter of 2008 and also decreased 9.1% year-to-date from the comparable prior year periods, primarily due to a 10.0% and 9.8% decrease in beverage case volume, respectively. The North American beverage case volume decline was primarily due to continued softness in the CSD category. Net selling price per beverage case (which is net revenue divided by beverage case volume) was flat for the third quarter of 2008, but increased 0.7% year-to-date from the comparable prior year period. Absent foreign exchange impact, North American revenue for the third quarter and year-to-date declined 10.1% and 10.3%, respectively.

Our United Kingdom reporting unit revenue decreased 7.8% in the third quarter of 2008 and also decreased 3.0% year-to-date from the comparable prior year periods, primarily due to a 9.2% and 2.8% decrease in beverage case volume, respectively, due to price increases. Net selling price per beverage case increased 1.6% for the third quarter of 2008 and 5.9% year-to-date from the comparable prior year period. Absent foreign exchange impact, United Kingdom revenue decreased 1.7% for the third quarter of 2008 and increased 5.2% year-to-date as compared to the prior year. The United Kingdom case volume decreased for the third quarter and year-to-date by 6.0% and 0.8%, respectively, while beverage case volume decreased 9.2% and 2.8%, respectively, due to poor weather and accelerated CSD category decline in the United Kingdom.

Our Mexico reporting unit revenue decreased 13.0% in the third quarter of 2008 and 4.4% year-to-date, from the comparable prior year periods, primarily due to a 21.1% and 11.2% decrease, respectively, in beverage case volume. Net selling price per beverage case increased 9.5% for the third quarter of 2008 and 7.7% year-to-date from the comparable prior year periods. Absent foreign exchange impact, Mexico revenue decreased 18.4% for the third quarter of 2008 and 8.4% year-to-date as compared to the prior year periods. The Mexico case volume decreased for the third quarter of 2008 and year-to-date due to softness with modern trade customers and the impact of our new credit policies, offset by price increases.

Our RCI revenue decreased 7.0% in the third quarter of 2008 and 17.7% year-to-date from the comparable prior year periods, primarily due to a 20.4% and 30.0% decrease, respectively, in case volume. Net selling price per beverage case increased 16.9% for the third quarter of 2008 and 17.6% year-to-date from the comparable prior year periods. RCI only sells concentrate case volume.

Cost of Sales – Cost of sales as a percentage of revenue for the third quarter of 2008 decreased by 150 basis points due to a reduction in variable costs in the third quarter while year-to-date it increased by 20 basis points as our promotion expenses, which are reported as a reduction to sales, increased even as our variable costs decreased for the year. Variable costs represented 78.6% of total sales in the third quarter of 2008, down from 80.7% in the third quarter of 2007 and were 78.4% year-to-date 2008 compared to 79.1% year-to-date 2007. Major elements of these variable costs included ingredients and packaging costs, distribution costs and fees paid to third-party manufacturers. In the third quarter of 2007, we incurred $8.8 million of product recall costs in the United Kingdom after $1.0 million of business interruption insurance reimbursements. Our cost of sales as a percentage of revenue for the quarter and year-to-date decreased mainly due to higher net selling price per case, lower utilization of our North American plant facilities and lower ingredient and packaging costs as compared to the comparable prior year period.

Gross Profit – Gross profit for the third quarter of 2008 as a percentage of revenue increased by 150 basis points. The overall gross profit increased for the third quarter of 2008 by 3.9% and decreased 8.5% year-to-date from the comparable prior year periods. The quarterly increase was due to higher net selling prices and lower ingredient and packaging costs. Our year-to-date decrease was primarily due to lower sales, higher ingredient and packaging costs, higher fixed operating costs due to an 18.6% decrease in the utilization of our North American plant facilities, and the sale of more lower-margin products such as bottled water.

Gross profit changes for selected geographic regions were:

	Three months ended September 27, 2008	Nine months ended September 27, 2008
North America	1.1%	-7.6%
International:
United Kingdom	25.5%	-2.8%
Mexico	-8.0%	-27.1%
RCI	-11.5%	-12.2%

Our North American region was able to partially offset a drop in beverage case volume with price increases implemented last year.

Selling, General and Administrative Expenses (“SG&A”) – SG&A were up $8.2 million or 24.0% in the third quarter of 2008 and up $23.2 million or 19.9% year-to-date from the comparable periods in 2007. As a percentage of revenue, SG&A increased to 10.1% during the third quarter of 2008, up from 7.4% for the same period last year.

Both the overall increase and the percentage of revenue increase in SG&A for the third quarter of 2008 were primarily due to a $1.5 million legal settlement, $0.6 million of increased amortization related to the change in the estimated life of certain trademarks, $4.5 million of previously capitalized software costs expensed in the quarter, $0.8 million of additional amortization related to certain software assets, $3.2 million of additional stock compensation due to our reversal in the prior year of the accrual for our performance stock unit awards, offset by a $4.0 million reduction in compensation costs due in part to the Cost Reduction Plan and $1.7 million of lower selling and marketing costs as we de-emphasize brands as part of our Cost Reduction Plan.

The overall increase and the percentage of revenue increase in SG&A year-to-date were primarily due to $2.2 million of increased bad debt expense, $3.0 million of increased amortization related to the change in the estimated life of certain trademarks, $1.8 million of additional depreciation and impairments associated with vending equipment, $2.7 million of additional amortization related to certain software assets, $2.0 million of additional stock compensation due to our reversal in the prior year of the accrual for our performance stock unit awards, a $1.5 million legal settlement and $4.5 million of previously capitalized software costs expensed in the third quarter of 2008, offset by a $6.6 million reduction in compensation costs due in part to the Cost Reduction Plan (excluding $6.8 million of additional executive transition costs, including non-cash stock compensation of $1.9 million) and the favorable impact of $2.0 million of foreign exchange.

Operating Income (Loss) – Operating loss was $90.5 million in the third quarter of 2008, as compared with operating loss of $3.7 million in the third quarter of 2007, primarily due to a $69.2 million goodwill impairment charge related to our United Kingdom operating unit and a $27.4 million asset impairment associated with our Rights in our North American business unit. On a year-to-date basis, our operating loss was $97.4 million as compared to operating income of $18.1 million for the comparable period in 2007.

Other Income – Year-to-date, we recorded $4.5 million as business interruption recovery for some of the costs related to our voluntary product recall in the United Kingdom through claims under our insurance coverage. This amount was reported in Other Income because there were no direct costs incurred this year that should be offset by the insurance proceeds.

Interest Expense – Net interest expense increased 2.3% in the third quarter of 2008 and was flat year-to-date compared to the third quarter and year-to-date of 2007, respectively, primarily due to lower overall average interest rates even as we had overall higher average debt amounts.

Income Taxes – We recorded an income tax benefit of $12.2 million for the third quarter of 2008 and $6.5 million year-to-date as compared with an income tax benefit of $5.9 million for the third quarter of 2007 and $8.5 million year-to-date. This benefit reflects the settlement of certain matters that were under audit and a reversal of a developed tax liability offset by income generated in certain jurisdictions. The tax benefit of the losses generated in the U.S. and Mexico cannot be recognized until there is a clear probability of future recovery. The valuation allowance resulted in the non-recognition of approximately $22.4 million in tax benefits year-to-date.

Net Loss Per Share – Net loss for the third quarter was $87.6 million and $110.7 million year-to-date or a loss of $1.25 and $1.56 per diluted common share as compared to net loss of $5.8 million for the third quarter of 2007 and net income of $3.7 million year-to-date or a loss of $0.08 and income of $0.05 per diluted common share.

Liquidity and Financial Condition

The following table summarizes our cash flows for the nine months ended September 27, 2008 and September 29, 2007 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the nine months ended
(in millions of U.S. dollars)	September 27, 2008	September 29, 2007
Cash provided by operating activities	$30.6	$48.0
Cash used in investing activities	(47.6)	(52.7)
Cash provided by (used in) financing activities	11.5	(3.8)
Effect of exchange rate changes on cash	(1.3)	—

Net decrease in cash	(6.8)	(8.5)
Cash, beginning of period	27.4	13.4

Cash, end of period	$20.6	$4.9

Financial, Capital Resources and Liquidity

As of September 27, 2008, we had a total of $440.5 million of indebtedness. We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on our outstanding debt from our operations during the next 12 months. As of September 27, 2008, our excess availability under the ABL facility was $63.9 million. Our ability to generate cash to meet our expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, we may be required to take actions such as amending our debt facility or indenture, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. However, there is no assurance that we can obtain any such financing Our debt is rated by credit rating agencies and on September 19, 2008, Moody’s downgraded our Notes from B3 to Caa1 and overall Company rating from B2 to B3. This rating downgrade, any potential future negative change in our credit rating, and the credit market turmoil may make it more difficult for us to obtain any necessary amendments, refinance, or raise additional capital in the future on terms that are acceptable to us, if at all.

For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will primarily depend on our ability to significantly reduce the rate of revenue decline in our North American and various international reporting units and to improve profitability of our North American unit. If we do not have enough cash to fund operations and pay our debt service obligations we may be required to take actions such as amending our ABL Facility or indenture, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity.

We took delivery of approximately $32.5 million of new equipment in the third quarter of 2008 and incurred $10.1 million of related infrastructure and other costs to support our North American bottled water business, which is expected to significantly lower production costs for this line of business. We funded the $32.5 million equipment commitment through an interim financing and lease arrangement that was signed in January 2008. We executed this lease in the third quarter and began making payments on the lease obligation. Due to the equipment being designated integral equipment, the equipment will no longer be considered a sale leaseback, but will instead be reported as a purchase of equipment funded by the lease obligation. The quarterly payments under the lease obligation total approximately $8.8 million per annum for two years, $5.3 million per annum for the subsequent two years, then $1.8 million per annum for the final four years. Under the lease agreement, the lessor has reimbursed us $21.1 million for payments already made and paid $11.4 million directly to the manufacturer.

We had $12.6 million in standby letters of credit outstanding as of September 27, 2008.

We may, from time to time, depending on market conditions, including without limitation whether the Notes are then trading at discounts to their respective face amounts, repurchase Notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in aggregate, may be material. However, the covenants in our ABL Facility require us to have $75 million of availability after any such repurchase.

Operating activities

Cash provided by operating activities year-to-date decreased by $17.4 million compared to the first nine months of 2007 primarily as the result of cash utilized to pay certain accrued charges (including payroll and promotional expenses) offset by our improved management of accounts receivable and inventory.

Investing activities

Cash used in investing activities year-to-date decreased by $5.1 million compared to the first nine months of 2007 primarily due to our capital expenditures being less than the prior year even after our expenditures for water bottling equipment project.

Financing activities

Cash provided by financing activities year-to-date increased by $15.3 million compared to first nine months of 2007 primarily due to the utilization of debt to fund our water bottling project offset by the purchase of $6.4 million worth of treasury shares for the PSU Plan and the EISP Plan and $5.1 million of deferred financing fees related to our ABL facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of September 27, 2008.

Contractual Obligations

The following chart shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of September 27, 2008:

	Payments due by period
(in millions of US dollars)	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
8% Senior subordinated notes due in 2011	$269.0	$—	$—	$—	$269.0	$—	$—
GE Obligation	30.3	1.6	6.7	5.5	4.1	2.7	9.7
ABL Facility[1]	121.5	121.5	—	—	—	—	—
Capital leases	6.9	0.5	1.6	1.5	0.5	0.6	2.2
Other long-term debt	12.9	11.7	0.6	0.4	0.2	—	—
Other long-term liabilities	13.8	1.1	4.7	3.4	0.6	0.6	3.4
Interest expense[2]	95.7	13.8	30.8	23.7	23.2	1.3	2.9
Operating leases	100.7	5.1	19.5	15.1	12.9	10.0	38.1
Guarantee purchase equipment	1.0	1.0	—	—	—	—	—
Purchase obligations[3]	289.0	50.5	112.1	15.8	15.9	15.8	78.9

Total	$940.8	$206.8	$176.0	$65.4	$326.4	$31.0	$135.2

[1]	The ABL Facility is considered a current liability.
[2]	Interest expense includes fixed interest for the Notes, the GE obligation, the ABL Facility, capital leases and other long-term liabilities.
[3]

Purchase obligations consist of commitments for the purchase of inventory, capital expenditures and energy transactions and an information technology outsourcing contract. These obligations represent expected expenditures in the normal course of business, not our minimum contractual obligations.

Long-term debt – Long-term debt as of September 27, 2008 was $295.8 million, compared with $269.0 million as of December 29, 2007. For more information regarding our debt, see Note 10 to our consolidated financial statements.

Borrowings

8% Senior Subordinated Notes due in 2011

We have outstanding 8% senior subordinated notes (“Notes”), which are due on December 15, 2011. As of September 27, 2008, the principal amount of the Notes was $269.0 million (December 29, 2007- $269.0). The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15th and December 15th.

ABL Facility

On March 31, 2008, we entered into an agreement which created a new asset-based lending credit facility (the “ABL Facility”) that provides for financing in the United States, Canada, the United Kingdom and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL Facility. The debt under the ABL Facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL Facility replaced our former senior secured credit facilities in the United States, Canada, the United Kingdom, and Mexico and our receivables securitization facility in the United States, the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

The ABL Facility is a five-year revolving facility of up to $250 million. The five-year term runs through March 2013 but is subject to the refinancing of the Notes; the new ABL Facility will mature early if the Notes have not been refinanced six months prior to their maturity (i.e. June 2011) on terms and conditions specified in the ABL Facility.

The amount available under the ABL Facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment as of the end of each fiscal month, effective beginning on the 15th of the following month. The ABL Facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the United Kingdom ($75.0 million).

The interest rate margin on loans under the ABL Facility was fixed for the first six months of the term, and now varies quarterly based on our average aggregate availability. The interest rate on LIBOR (or other fixed rate) loans for the first six months was LIBOR (or such other fixed rate) plus 2.50%. Prime (or other variable rate) loans during the first six months bore an interest rate of prime (or such other variable rate) plus 1.00%.

Beginning on September 29, 2008, the interest rate on LIBOR and Prime loans is now based on average aggregate availability as follows:

(in millions of U.S. dollars)	Average Aggregate Availability	ABR Spread	Canadian Prime Spread	Eurodollar Spread	LIBOR Spread
	Over $175	0.50%	0.50%	2.00%	2.00%
	$100 - 175	0.75%	0.75%	2.25%	2.25%
	$50 - 100	1.00%	1.00%	2.50%	2.50%
	Under $50	1.25%	1.25%	2.75%	2.75%

The interest rate for the ABL Facility as of September 27, 2008 was 5.0%. Most of our borrowings as of September 27, 2008 were LIBOR borrowings. However, in October 2008, we changed all our borrowings to prime based (“ABR”) borrowings. Our commitment fee also changes based on the average utilization of the ABL. This fee ranges from 0.25% per annum to 0.375% per annum. We currently pay 0.375% per annum.

The Company incurred $5.1 million of financing fees in connection with the ABL Facility. The financing fees are being amortized over a five year period which represents the life of the ABL Facility.

Credit Ratings and Covenant Compliance

Credit Ratings

In September 2008, Moody’s Investor Services (“Moody’s) downgraded our Cott Corporation credit rating from “B2” to “B3” and our credit rating associated with the Notes from “B3” to “Caa1.”

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default. The debt under the ABL Facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL Facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL Facility include nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards.

The ABL Facility also contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. If this covenant had been triggered as of September 27, 2008, we would not have been in compliance. As of September 27, 2008, our excess availability under the ABL facility was $63.9 million. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. We have agreed to maintain excess availability of at least $15.0 million.

8% Senior Subordinated Notes due in 2011

The indenture governing the Notes contains a number of business and financial covenants and events of default that apply to the issuer and the guarantors. In addition to us, the guarantors are, in general, the subsidiaries organized in Canada, the U.S., and the United Kingdom. Events of default or triggers for prepayment provided for under the indenture include, among others: (i) a change of control of us in certain circumstances; (ii) unsatisfied judgments or cross default or cross acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture; (iii) our insolvency or that of the restricted subsidiaries; and (iv) covenant default under the credit facilities or indenture.

We have been in compliance with all of the covenants under the Notes and there have been no amendments to any such covenants since they were issued. See Note 10 for further details regarding our covenants.

Capital structure

Year-to-date, shareowner’s equity decreased by $137.3 million from 2007. The decrease was primarily the result of a net loss of $110.7 million, $6.4 million in stock purchases by independent trustees under certain of our benefit plans that are treated as purchases of treasury stock under the accounting rules and a $26.0 million foreign currency translation loss on the net assets of self-sustaining foreign operations, offset by $4.6 million of share based compensation expense. The foreign currency translation adjustment resulted mainly from the 11% decrease in the pound sterling and the 5.0% decrease in the Canadian dollar relative to the U.S. dollar since December 2007.

Dividend payments

No dividends were paid in the first nine months of 2008 or in fiscal year 2007, and we are not expecting to change this policy in the next 12 months as we intend to use cash for future growth or debt repayment.

There are certain restrictions on the payment of dividends under our ABL Facility and the indenture governing the Notes. The most restrictive provision is the quarterly limitation of dividends based on the prior quarter’s earnings.

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

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	the continued decline of the North American CSD business (including the ability to manage fixed costs related to such business);

•	our substantial debt levels and our ability to service and reduce our debt;

•	the availability, terms and deployment of capital;

•	our ability to cure our share price deficiency and return to compliance with the NYSE continued listing requirements;

•

changes in consumer tastes and preferences for existing products, our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences, and market acceptance of new product offerings;

•	our ability to successfully execute the previously announced water bottling initiatives in the United States, maintain plant efficiencies, and lower logistics and other costs;

•	fluctuations in the cost and availability of beverage ingredients and packaging supplies, and our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to pass on increased costs to our customers and the impact those increased prices could have on our volumes;

•	our ability to grow our business outside of North America, including new geographic areas;

•	our ability to expand our business to new channels and customers;

•	our ability to implement our cost reduction plans and refocus our North American business on retailer brands;

•	our ability to recruit and integrate new management and a new management structure and find a permanent Chief Executive Officer;

•	loss of or a reduction in business with key customers, particularly Wal-Mart, and the commitment of our customers to their own Cott-supplied beverage programs;

•	effectiveness of our marketing and trade promotion programs;

•	increases in competitor consolidations and marketplace competitive activities, particularly among manufacturers of branded beverage products;

•	our ability to identify acquisition and alliance candidates and to integrate into our operations the businesses and product lines that we acquire or become allied with;

•

our ability to secure and implement additional hot-filled and aseptic production capacity to support New Age type beverage growth through our purchase of manufacturing assets, acquisitions or third party manufacturing arrangements;

•	failure to remediate material weaknesses in internal controls;

•	increases in interest rates;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	our ability to protect the intellectual property inherent in new and existing products;

•	adverse rulings, judgments or settlements in our existing litigation and regulatory reviews, and the possibility that additional litigation or regulatory reviews will be brought against us;

•	product recalls or changes in or increased enforcement of the laws and regulations that affect our business;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	changes in tax laws and interpretations of tax laws;

•	interruption in transportation systems, labor strikes, work stoppages and other interruptions or difficulties in the employment of labor or transportation in our markets;

•	the impact of the credit market turmoil;

•	further credit downgrades;

•	exposure to intangible asset risk;

•	volatility of our stock price; and

•	changes in general economic and business conditions.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended September 29, 2007, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission and Canadian securities regulatory authorities. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

You should read this document and the documents that we incorporate by reference into this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign exchange

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 29, 2007.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of September 27, 2008, a 100 basis point increase in the current per annum interest rate for our ABL Facility would result in $1.2 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at September 27, 2008 was 6.9%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 29, 2007.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 27, 2008 due to the reasons described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

1. The Company identified material weaknesses as of December 29, 2007 related to our year-end financial closing process and reporting controls and has determined that these weaknesses continue to exist at September 27, 2008. Specifically:

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

2. The Company identified a material weakness for the year ended December 30, 2006 and continued to report, as of December 29, 2007, that it did not maintain effective controls over the appropriate review of contracts to evaluate their accounting treatment. The Company has determined that these weaknesses continue to exist at September 27, 2008.

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

Plan for remediation of material weaknesses

In response to the identified material weaknesses, and with oversight from our Audit Committee, we are in the process of improving internal controls over financial reporting and remedying the identified material weaknesses. Specific remediation activities include:

1. Material weakness related to financial closing process and reporting controls identified in 2007.

a)	We have expanded and strengthened our accounting and control staff, and will continue to do so, by hiring additional qualified accounting and finance personnel and providing training to existing accounting staff in order to ensure complex accounting transactions are properly identified in a timely manner and accurately recorded. We will test the operating effectiveness of the changes to controls during the fourth quarter of 2008.

b)	We have implemented certain process and policy changes and will continue to implement additional changes to the financial close and tax processes to ensure that accounts are properly reconciled and analyzed, journal entries are properly authorized and recorded, significant financial statement accounts are properly and timely analyzed and income taxes are properly recorded and disclosed. We will test the operating effectiveness of these changes to controls during the fourth quarter of 2008.

c)	We have implemented certain processes to reduce segregation of duties deficiencies over access to financial information systems to an acceptable level of risk and ensure compensating controls are operating effectively to mitigate any remaining segregation of duties risks. We will test the operating effectiveness of the changes to controls during the fourth quarter of 2008.

2. Material weakness related to contracts identified in 2006 and 2007.

a)	We have implemented processes to ensure that all material contracts are identified and receive timely review by the appropriate accounting staff to evaluate the appropriate accounting treatment and are monitoring the operating effectiveness of these changes. We will test the operating effectiveness of the changes to controls during the fourth quarter of 2008.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Item 1A.	Risk Factors

Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

Our substantial indebtedness could adversely affect our operations and financial condition.

We have a significant amount of indebtedness. As of September 27, 2008, we had a total of $440.5 million of indebtedness. Our indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund growth, acquisitions, working capital, capital expenditures, debt service requirements or other cash requirements;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are less leveraged and that may be better positioned to withstand economic downturns;

•	increasing our vulnerability to economic downturns and changing market conditions; and

•	making us vulnerable to fluctuations in market interest rates, to the extent that our debt is subject to floating interest rates.

If our cash from operations is not sufficient to enable us to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected. If our cash from operations is not sufficient to meet our expenses and debt service obligations, we may be required to refinance our debt, sell assets, borrow additional money or raise equity.

We expect to generate the funds necessary to pay our expenses and to pay the principal and interest on our outstanding debt from our operations during the next 12 months. Because portions of our business are seasonal, our borrowings under our ABL Facility usually fluctuate during the year.

Our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product and marketing innovation, pressure from competitors and other matters discussed in our Annual Report on Form 10-K (including the “Risk Factors” section). Many of these factors are beyond our control. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt. If we are unable to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected.

If we do not have enough cash to pay our debt service obligations, we may be required to take actions such as amending our ABL Facility or indenture, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. These actions may be particularly difficult in light of our credit downgrade and credit market turmoil. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.

Our credit rating has recently been downgraded by one of our rating agencies and is subject to further change.

Our credit is rated by credit rating agencies. On September 19, 2008, Moody’s downgraded our 8.0% senior subordinated notes due in 2011 from B3 to Caa1 and overall Company rating from B2 to B3. This rating downgrade, and any potential future negative change in our credit rating, may make it more difficult for us to obtain any necessary amendments, refinance or raise additional capital in the future on terms that are acceptable to us, if at all, may negatively impact the price of our common stock; and may have other negative implications on our business.

We are exposed to intangible asset risk.

We have recorded intangible assets, including goodwill, which are attributable to business acquisitions. We are required to perform goodwill and intangible asset impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that would negatively impact our operating results and financial position.

Our stock price may be volatile.

Our common stock is traded on the New York Stock Exchange (the “NYSE”) and Toronto Stock Exchange (“TSX”). The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results or general conditions in our industry. Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

Failure to maintain our stock exchange listings could adversely affect the trading price and liquidity of our common stock.

On November 5, 2008, the NYSE notified us that we are not in compliance with the NYSE’s continued listing standards because the minimum average closing price was under $1.00 over a consecutive 30 trading-day period. If we are unable to cure this share price deficiency, our common stock will be subject to suspension and delisting procedures by the NYSE. We have six months from the date of the notice to cure the deficiency, and are currently evaluating alternatives. If we are not able to maintain compliance with the listing requirements of the TSX, our shares may be subject to removal from listing on the TSX. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the Over-The-Counter Bulletin Board or the “pink sheets” and could also be subject to additional restrictions. As a consequence of a delisting, our shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws, or as consideration in future capital raising.

The financial markets have recently experienced significant turmoil.

If we attempt in the future to obtain financing, the credit market turmoil could negatively impact our ability to obtain such financing. In addition, the value of certain of our financial assets has been negatively impacted, and may be impacted in the future, by the turmoil. Finally, the credit market turmoil has negatively impacted certain of our customers, and certain of their customers. These impacts could lead to a decrease in demand for our products, as well as our customers’ products, which could result in a negative effect on our results of operations.

Item 6.	Exhibits

Number	Description
3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Termination Letter Agreement between Cott Corporation and Abilio Gonzalez dated August 13, 2008 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2008 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2008 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2008 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2008 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: November 6, 2008	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer
(On behalf of the Company)

Date: November 6, 2008	/s/ Gregory Leiter
Senior Vice President, Corporate Controller
(Principal accounting officer)

Exhibit Index

Number	Description
3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Termination Letter Agreement between Cott Corporation and Abilio Gonzalez dated August 13, 2008 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2008 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2008 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2008 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2008 (furnished herewith).