Form 10-K
period 2008-12-27
COTT CORP /CN/
filed 2009-03-11
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	98-0154711
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6525 VISCOUNT ROAD MISSISSAUGA, ONTARIO	L4V 1H6

5519 WEST IDLEWILD AVENUE TAMPA, FLORIDA, UNITED STATES	33634
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 672-1900 and (813) 313-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON SHARES WITHOUT NOMINAL OR	NEW YORK STOCK EXCHANGE
PAR VALUE	TORONTO STOCK EXCHANGE

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-12 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2008 (based on the closing sale price of $3.05 for the registrant’s common stock as reported on the New York Stock Exchange on June 27, 2008) was $198.9 million

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made).

The number of shares outstanding of the registrant’s common stock as of February 28, 2009 was 71,871,330.

Documents incorporated by reference

Portions of our definitive proxy circular for the 2009 Annual Meeting of Shareowners, to be filed within 120 days of December 27, 2008, are incorporated by reference in Part III. Such proxy circular, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

Any reference to 2008, 2007 and 2006 corresponds to our fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively.

Forward-looking statements

In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and our future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

The forward-looking statements are based on certain interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

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

Our Company

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink provider. In addition to carbonated soft drinks (“CSDs”), our product lines include clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas.

We operate in five operating segments—North America (which includes the U.S. reporting unit and Canada reporting unit), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our Asia reporting unit and our international corporate expenses). We closed our active Asian operations at the end of fiscal year 2008. We changed our operating segments in the third quarter of 2008 to reflect a change in our management structure and how information is reported to management.

We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and our principal executive offices are located at 5519 W. Idlewild Avenue, Tampa, Florida, United States 33634 and 6525 Viscount Road, Mississauga, Ontario, Canada L4V 1H6.

Principal markets and products

Based on industry information compiled from Nielsen, we estimate that as of December 27, 2008 we produce (either directly or through third party manufacturers with whom we have co-packing agreements) approximately 67% of all retailer brand carbonated soft drinks (“CSDs”) sold in North America. In addition to CSDs, our product lines include clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas.

We measure the volume of products sold in 8-ounce equivalent cases (“case volume”), which is a standard industry measure equaling 24 8-ounce servings (192 U.S. fluid ounces), and does not equate to physical cases. In 2008, sales of CSDs represented approximately 43% of our case volume and sales of concentrate and bottled water represented approximately 30% and 8% of our case volume, respectively. The balance of approximately 19% was comprised of sales of ready-to-drink teas, still and sparkling flavored waters and other non-carbonated beverages.

We believe that opportunities exist to increase sales of beverages in our markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution and introducing new products.

Restructuring Initiatives

From 2006 through 2007, we implemented our North American Realignment and Cost Reduction Plan (the “North American Plan”) to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate underperforming assets and increase focus on high potential accounts. As part of the North American Plan, we also closed several plants and warehouses in North America and in an effort to further align company resources, we also decided to dispose of one of our water production facilities in Canada and certain hot-filled production assets at one of our co-packers. As part of the North American Plan, we also realigned our reporting units in the United Kingdom, Mexico, RCI and Asian business into a combined International business to focus on cohesive customer management, channel development, and sales and marketing. In 2007, we completed the implementation of the North American Plan.

In 2008, we implemented a plan to refocus on retailer brands and reduce costs in the operation of our business (the “Refocus Plan”). The Refocus Plan resulted in a partial reduction of our workforce in 2008.

Financial information about segments

For financial information about operating segments and geographic areas, see Note 9 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Manufacturing and distribution network

Approximately 95% of our beverages produced in North America are manufactured in facilities that we, or third-party manufacturers with whom we have long-term co-packing agreements, either own or lease. We manufacture virtually all of our United Kingdom and Mexican reporting units’ beverages in facilities that we either own or lease. We rely on third parties to produce and distribute products in areas or markets where we do not have our own production facilities, such as in Continental Europe, or when additional production capacity is required.

Our products are either picked up by our customers at our facilities or delivered by us, a common carrier, or third-party distributors to our customer’s distribution centers or to retail locations.

Ingredient and packaging supplies

In addition to water, the principal raw materials required to produce our products are polyethylene terephthalate (“PET”) bottles, PET caps and preforms, aluminum cans and ends, labels, cartons and trays, concentrates and sweeteners.

We rely on our ongoing relationships with key suppliers to support our operations. We generally enter into annual supply arrangements rather than long-term contracts with our suppliers, which means that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we will either renegotiate the contracts with our incumbent suppliers or find alternative sources. With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as artificial sweeteners, we have entered into long-term supply agreements, the remaining terms of which range from 1 to 3 years. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or find alternative sources for supply. We also believe there is adequate supply of the ingredient and packaging materials used to produce or package our products. We have entered into 12 to 24-month supply agreements for electricity and natural gas for certain of our manufacturing facilities in the United Kingdom and we have entered into 12-month supply agreements for natural gas for certain of our manufacturing facilities in North America. The remaining terms of these energy contracts range from 8 to 21 months.

Generally, we bear the risk of increases in the costs of the ingredient and packaging materials used to produce our products, including the underlying costs of the commodities that they are comprised of and, to some extent, the costs of converting those commodities into finished products. We do not currently use derivatives to manage this risk; however, we continue to evaluate whether it would be appropriate to do so in the future.

Aluminum for cans, resin for PET bottles, preforms and caps, and corn for high fructose corn syrup (“HFCS”) are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, but take place principally on a monthly, semi-annual and annual basis.

Crown Cork & Seal USA, Inc. (“CCS”) supplies us with aluminum cans and ends under a contract that expires on December 31, 2011. The contract provides that CCS will supply our entire aluminum cans and ends requirements worldwide, subject to certain exceptions. The contract contains a pricing mechanism for certain materials, standard representations, warranties, indemnities and termination events (including termination events related to bankruptcy or insolvency of either party). In 2007, the market price paid for aluminum increased significantly to reflect increased worldwide demand, but declined significantly in 2008 primarily due to the downturn in the U.S. economy. In 2008, we locked in a majority of our forecasted 2009 aluminum requirements, with the remaining requirements to be purchased at the prevailing 2009 market prices.

PET resin prices have fluctuated significantly in recent years as the price of oil fluctuated. Because PET resin is not a traded commodity, we have limited ability to obtain price protection.

HFCS has a history of volatile price changes. We expect that HFCS market prices will continue to fluctuate as a result of the worldwide economic turmoil, which has impacted the demand for corn-related products. In 2008, we locked in a majority of our forecasted 2009 HFCS requirements, with the remaining requirements to be purchased at the prevailing 2009 market prices.

Trade secrets, copyrights, trademarks and licenses

We sell the majority of our beverages under retailer brands to customers who own the trademarks associated with those products. We also own registrations, or applications to register, various trademarks that are important to our worldwide business, including Cott® and Orient Emporium Tea Co.™ in the U.S., Canada and the U.K., Stars & Stripes®, Vess®, Vintage® and So Clear® in the U.S., Red Rain® and Red Rave™ in the U.S. and Canada, Red Rooster®, Ben Shaw’s® and the H2 family of brands in the U.K., Stars & Stripes® and Vintage® in Mexico, and RC® in more than 100 countries outside of North America. Moreover, we are licensed to use certain trademarks, including Carters® in the U.K., Jarritos® in Mexico, and RC® in certain regions of Canada. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Seasonality of sales

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent and interest expense, impacts our results on a quarterly basis.

Customers

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains. For the year ended December 27, 2008, sales to Wal-Mart Stores, Inc. and its affiliates (collectively, “Wal-Mart”) accounted for 35.7% of total revenue, 42.5% of our North American operating segment revenue, 21.0% of our U.K. operating segment revenue and 22.2% of our Mexico operating segment revenue. Wal-Mart was the only customer that accounted for more than 10% of our total revenue in that period. For the same period, our top ten customers accounted for 60.9% of total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of any customers that individually or in the aggregate represent a significant portion of our revenue, or a decline in sales to these customers, would have a material adverse effect on our operating results and cash flow.

On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, our exclusive supply contract dated December 21, 1998, between Cott Beverages Inc., a wholly-owned subsidiary of the Company, and Wal-Mart (the “Exclusive Supply Contract”). The termination is effective on January 28, 2012. Pursuant to the terms of the Exclusive Supply Contract, we are Wal-Mart’s exclusive supplier of retailer brand CSDs in the United States. The termination provision of the Exclusive Supply Contract provides for exclusivity to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we have the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volume in the United States during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volume in the United States during the second 12 months of the Notice Period. Notwithstanding the termination of the Exclusive Supply Contract, we continue to supply Wal-Mart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas.

At the end of April 2008, Wal-Mart began reducing shelf space in its United States stores dedicated to its retailer brand CSDs. Our revenue to Wal-Mart declined 15.4% during 2008 as compared to 2007. However, we attribute the decline in revenue in large part to (i) the increased competitive nature of the CSD marketplace arising from national competitors that have expended greater resources for product placement and promotional support and (ii) the continued decline of CSDs in general, rather than the reduction in shelf space.

In addition, a long-term contract with Wal-Mart for the lease and maintenance of vending machines expired in June 2008 as Wal-Mart implemented a different approach to soft drink vending. That program was designed to support Wal-Mart’s brands.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $2.2 million in 2008, $2.4 million in 2007 and $1.3 million in 2006 and are reported as selling, general and administrative expenses.

Competition

We compete against a wide range of companies that produce and sell non-alcoholic beverages including CSDs, bottled, sparkling and flavored waters, teas, coffees and juice-based beverages. While CSDs and CSD concentrate account for 72.6% of our 2008 case volume, they account for 61.1% of our 2008 revenue. The non-CSD products generated 27.4% of our 2008 case volume and 38.9% of our 2008 revenue.

The non-alcoholic beverage category is highly competitive in each region in which we operate, and competition for incremental volume is intense. The brands owned by the four major national soft drink companies, Coca-Cola, Pepsi, Nestle Waters North America and Dr Pepper Snapple (formerly Cadbury Schweppes), control approximately 85% of the aggregate take-home volume of the liquid refreshment beverage category in the North America operating segment. These companies have significant financial resources and spend heavily on promotional programs. They also have direct store delivery systems in North America, which enable their personnel to visit retailers frequently to promote new items, stock shelves and build displays.

In addition, we face competition in the U.S., United Kingdom and Mexico from regional soft drink manufacturers who sell aggressively-priced brands and, in many cases, also supply retailer brand products. A few larger U.S. retailers also self-manufacture products for their own needs and consistently approach other retailers seeking additional business.

We seek to differentiate ourselves from our competitors by offering our customers efficient distribution methods, high-quality products, category management strategies, packaging and marketing strategies, and superior service.

Government regulation and environmental matters

The production, distribution and sale in the United States of many of our products are subject to the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, federal, state and local workplace health and safety laws, various federal, state and local environmental protection laws and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of our many products and related operations are also subject to numerous similar and other statutes and regulations.

A California law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products. This is because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. None of the beverages produced for sale in California are currently required to display warnings under this law. We are unable to predict whether a component found in one of our products might be added to the California list in the future, although the state has initiated a regulatory process in which caffeine will be evaluated for listing. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology that may become applicable under this law and related regulations as they currently exist, or as they may be amended, might result in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California.

We currently offer and use non-refillable, recyclable containers in the United States and various other markets around the world. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, ecotax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States and overseas. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

All of our manufacturing facilities and other operations are subject to various environmental protection statutes and regulations, including those of the U.S. Environmental Protection Agency, which pertain to the use of water resources and the discharge of waste water. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties. Our policy is to comply with all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our Company’s capital expenditures, net income or competitive position. However, as discussed below, changes in how the Ontario Ministry of the Environment enforces the Ontario Environmental Protection Act could result in us having to make material expenditures for environmental compliance.

Subject to the terms and conditions of the applicable policies, we are insured against product liability claims and product recalls that could result from the injury, illness or death of consumers using our products, contamination of our products, or damage to or mislabeling of our products. We believe that our insurance coverage is adequate.

The Ontario Environmental Protection Act (“OEPA”)

OEPA regulations provide that a minimum percentage of a bottler’s soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for non-compliance is a fine of $50,000 per day beginning upon when the first offense occurs and continues until the first conviction, and then increasing to $100,000 per day for each subsequent conviction. These fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense.

We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. To comply with these requirements we, and we believe many other industry participants, would have to significantly increase sales in refillable containers to a minimum refillable sales ratio of 30%. We are not in compliance with these regulations and do not expect to be in the foreseeable future. Ontario is not enforcing the OEPA at this time, despite the fact that it is still in effect and not amended, but if it chooses to enforce it in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 4% of our sales would be affected by the possible limitation of sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA against us. Moreover, the Ontario Ministry of the Environment released a report in 1997 stating that these OEPA regulations are “outdated and unworkable.” However, despite the “unworkable” nature of the OEPA regulations, they have not yet been revoked.

We believe that the magnitude of the potential fines that we could incur if the Ontario Ministry of the Environment chose to enforce these regulations is such that the costs to us of non-compliance could be, although are not contemplated to be, material. However, our management believes that such enforcement is very remote and, in any event, these regulations are expected to be revoked in the future given the regulatory activity in this area as described below.

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

Employees

As of December 27, 2008, we had 2,803 employees, of whom 1,733 were in the North America operating segment, 729 were in the U.K. operating segment, 328 were in the Mexico operating segment and 13 were in the combined RCI/All Other operating segments. We have entered into numerous collective bargaining agreements covering 847 employees that we believe contain terms that are typical in the beverage industry. As these agreements expire, we believe they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.

Availability of information and other matters

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC and Canadian securities regulatory authorities. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information in the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov. Information filed with the Canadian securities regulatory authorities is available at www.sedar.com.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are also available free of charge on our website at www.cott.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report that we file with, or furnish to, the SEC or to Canadian securities regulatory authorities.

The certification of the Chief Executive Officer required by the NYSE Listing Standards, Section 303A.12(a), relating to the Company’s compliance with the NYSE Corporate Governance Listing Standards, was submitted to the NYSE on May 19, 2008. The certification indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

We are responsible for establishing and maintaining adequate internal control over financial reporting as required by the SEC. See Management’s Report on Internal Control over Financial Reporting on page F-2.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

We may be unable to compete successfully in the highly competitive beverage category.

The markets for our products are extremely competitive. In comparison to the major national brand beverage manufacturers, we are a relatively small participant in the industry. We face competition from the national brand beverage manufacturers in all of our markets and from other retailer brand beverage manufacturers. If our competitors reduce their selling prices, increase the frequency of their promotional activities in our core markets, enter into the production of private label products, or if our customers do not allocate adequate shelf space for the beverages we supply, we could experience a decline in our volumes, be forced to reduce pricing, forgo price increases required to off-set increased costs of raw materials and fuel, increase capital and other expenditures, or lose market share, any of which could adversely affect our profitability.

We may not be able to respond successfully to consumer trends related to carbonated and non-carbonated beverages.

Consumer trends with respect to the products we sell are subject to change. Consumers are seeking increased variety in their beverages, and there is a growing interest among the public regarding the ingredients in our products, the attributes of those ingredients and health and wellness issues generally. This interest has resulted in a decline in consumer demand for full-calorie CSDs and an increase in consumer demand for products associated with health and wellness, such as water, enhanced water, teas, reduced-calorie CSDs and certain other non-carbonated beverages. Consumer preferences may change due to a variety of other factors, including the aging of the general population, changes in social trends, the real or perceived impact the manufacturing of our products has on the environment, changes in consumer demographics, changes in travel, vacation or leisure activity patterns, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers’ demand for our products.

There can be no assurance that we can develop innovative products that respond to consumer trends. Our failure to develop innovative products could put us at a competitive disadvantage in the marketplace and our business and financial results could be adversely affected.

Because a small number of customers account for a significant percentage of our sales, the loss of or reduction in sales to any significant customer could have a material adverse effect on our results of operations and financial condition.

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America, United Kingdom and Mexico. Sales to Wal-Mart, our top customer in 2008 and 2007, accounted for 35.7% and 39.8%, respectively, of our total revenue, and sales to our top ten customers in 2008 and 2007 accounted for 60.9% and 64.3%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future.

In 2008, Wal-Mart decreased the amount of shelf space allocated to its retailer brand CSDs. On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, our Exclusive Supply Contract, effective on January 28, 2012. Pursuant to the terms of the Exclusive Supply Contract, we are the exclusive supplier to Wal-Mart of retailer brand CSDs in the United States. The termination provision of the Exclusive Supply Contract provides for exclusivity to be phased out over a period of three years following notice of termination. Accordingly, we have the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volume in the United States during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volume in the United States during the second 12 months of the Notice Period. Notwithstanding the termination of the Exclusive Supply Contract, we continue to supply Wal-Mart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas.

The loss of Wal-Mart or any significant customer, or customers that in the aggregate represent a significant portion of our revenue, or a material reduction in the amount of business we undertake with such customer or any other customer, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if Wal-Mart or any significant customer reacts unfavorably to any pricing of our products or decides to de-emphasize or reduce their product offerings in the categories that we supply them with. At December 27, 2008, we had $87.6 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client.

We have a significant amount of outstanding debt, which could adversely affect our business and our ability to meet our obligations.

As of December 27, 2008, our total indebtedness was $409.5 million. This significant amount of debt could have important consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments on this debt;

•	making it more difficult to satisfy debt service and other obligations;

•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged with debt as we are; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.

To the extent we become more leveraged, the risks described above would increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

In addition, our asset based lending (“ABL”) facility contains covenants that, among other things, limit our ability to incur debt at subsidiaries that are not guarantors, incur liens, merge or sell, transfer or otherwise dispose of all or substantially all of our assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates and enter into agreements restricting our ability to incur liens or the ability of our subsidiaries to make distributions. The ABL facility also requires us to comply with certain affirmative and financial covenants. For additional information about our ABL facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If we breach the covenants and conditions set out in our debt agreements, counterparties could require us to repay the debt or we could have to renegotiate the debt agreements, which could lead to higher fees, interest costs, and could have a material adverse effect on our business.

Our two most significant debt arrangements currently outstanding are the ABL facility and the 8% senior subordinated notes due in 2011 (“the Notes”). Our ABL facility allows for revolving credit borrowings of up to $250.0 million provided we are in compliance with the covenants and conditions of the credit agreement governing the ABL facility. As of December 27, 2008, our total availability under the ABL facility was $163.8 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of November 22, 2008 (the November month-end under the terms of the credit agreement) and we had $107.5 million of ABL borrowings outstanding and $10.8 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $45.5 million. Each month’s borrowing base is not effective until submitted to the lenders, usually on the fifteenth of the following month. The ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. If this covenant had been triggered as of December 27, 2008, we would not have been in compliance with the fixed charge coverage ratio. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on December 27, 2008.

Events of default under the ABL facility include nonpayment, inaccuracy of representations and warranties (which include the occurrence of an event having a material adverse effect), violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. If we breach a covenant and such breach is not waived by the lenders, or an event occurs that would have a material adverse effect on us, we would have to renegotiate the ABL facility and we would expect to incur higher fees and interest rates, provided the lenders wish to renegotiate. If a breach occurs, the lenders could choose to terminate the ABL facility and accelerate the loan balance. Should the ABL facility become currently due, we may have to incur additional fees and higher interest costs to replace it. However, there is no certainty in today’s financial markets that we would be able to replace do so on terms acceptable to us, or at all..

The events of default in the indenture governing the Notes that relate to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or there has been an acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. A covenant default in our ABL facility would permit our lenders under the ABL facility to demand or accelerate payment. A demand or acceleration of payment of indebtedness under the ABL facility would result in a default of the Notes and in such event, the trustee or the holders of at least 25% of principal amount of the then outstanding Notes may declare the Notes due and payable. If the Notes are declared due and payable, they would be classified as a current liability. Should the Notes become currently due, we may have to incur additional fees and higher interest costs to replace them. However, there is no certainty in today’s financial markets that we would be able to replace them. As at December 27, 2008, these events of default did not exist with respect to any other indebtedness.

If our cash from operations is not sufficient to enable us to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected. If our cash from operations is not sufficient to meet our expenses, or fund our capital expenditures and debt service obligations, we may be required to refinance our debt, sell assets, borrow additional money, or raise equity.

Our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product and marketing innovation, pressure from competitors and other matters discussed in this Annual Report on Form 10-K (including this “Risk Factors” section). Many of these factors are beyond our control. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt. If we are unable to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected.

If we do not have enough cash to pay our debt service obligations, we may be required to take actions such as amending our ABL facility or indenture governing the Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.

A portion of our indebtedness is variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

Our ABL facility subjects us to interest rate risk. The interest rate and margin applicable to the ABL facility is variable, meaning that the rate at which we pay interest on amounts borrowed under the facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under the ABL facility, we are exposed to changes in interest rates. We do not currently use derivative instruments to hedge interest rate exposure. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively impact our financial condition and results of operations.

Our credit rating has recently been downgraded by two of our rating agencies and is subject to further change.

On September 19, 2008, Moody’s Investor Services (“Moody’s) downgraded our Notes from B3 to Caa1 and our overall Company rating from B2 to B3. On December 22, 2008, Moody’s downgraded our Notes from Caa1 to Caa2 and our overall Company rating from B3 to Caa1. On January 30, 2009, Standard & Poor’s (“S&P”) downgraded our Notes from CCC to CCC- and our overall Company rating from B- to CCC+. These rating downgrades, and any potential future negative change in our credit rating, may make it more difficult for us to obtain any necessary amendments, refinance or raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; and may have other negative implications on our business.

Our financial results may be negatively impacted by the recent global financial events.

The recent global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. These events have also caused a substantial reduction in the stock market. These events could have a number of different effects on our business, including:

•	reduction in consumer spending, which could result in a reduction in our sales volume;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;

•	an increase in counterparty risk;

•	an increased likelihood that one or more members of our banking syndicate may be unable to honor its commitments under our ABL facility; and

•	restricted access to capital markets that may limit our ability to take advantage of business opportunities, such as acquisitions.

Other events or conditions may arise directly or indirectly from the global financial events that could negatively impact our business.

Our geographic diversity subjects us to the risk of currency fluctuations.

We are exposed to changes in foreign currency exchange rates, including those between the U.S. dollar and the pound sterling, the euro, the Canadian dollar, the Mexican peso and other currencies. Our operations outside of the U.S. accounted for 38.9% of our 2008 sales. Accordingly, currency fluctuations in respect of our outstanding non-U.S. dollar denominated net asset balances may affect our reported results and competitive position.

Our ingredients, packaging supplies and other costs are subject to price increases and we may be unable to effectively pass rising costs on to our customers.

We bear the risk of changes in prices on the ingredient and packaging in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans and ends, resin for

PET bottles, preforms and caps and corn for HFCS for sweeteners are examples of these underlying commodities. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits and, in other cases, they are not. These changes in the prices that we pay for ingredient and packaging materials occur at times that vary by product and supplier, but are principally on a semi-annual or annual basis.

We are at risk with respect to fluctuating aluminum prices. Simultaneously, because PET resin is not a traded commodity, no fixed price mechanism has been implemented, and we are accordingly also at risk with respect to changes in PET prices. HFCS has a history of volatile price changes. We typically purchase HFCS requirements for North America under 12 month contracts. In 2008, we locked in a majority of our forecasted 2009 HFCS and aluminum requirements, with the remaining requirements to be purchased at the prevailing 2009 market prices.

Accordingly, we bear the risk of fluctuations in the costs of these ingredient and packaging materials, including the underlying costs of the commodities that comprise them and, to some extent, the costs of converting those commodities into finished products. We currently do not use derivatives to manage this risk. If the cost of these ingredients or packaging materials increases, we may be unable to pass these costs along to our customers through adjustments to the prices we charge. If we cannot pass on these increases to our customers on a timely basis, they could have a material adverse effect on our results of operations. If we are able to pass these costs on to our customers through price increases, the impact those increased prices could have on our volumes is uncertain.

Our beverage and concentrate manufacturing facilities use a significant amount of electricity, natural gas and other energy sources to operate. Fluctuations in the price of fuel and other energy sources for which we have not locked in long-term pricing would affect our operating costs, which could impact our profitability.

If we are unable to maintain relationships with our raw material suppliers, we may incur higher supply costs or be unable to deliver products to our customers.

In addition to water, the principal raw materials required to produce our products are PET bottles, caps and preforms, aluminum cans and ends, labels, cartons and trays, concentrates and sweeteners.

We typically enter into annual supply arrangements rather than long-term contracts with our suppliers, meaning that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we must either renegotiate the contracts with our incumbent suppliers or find alternative sources for supply. With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as artificial sweeteners, we have entered into long-term supply agreements, the remaining terms of which range from 1 to 3 years, and therefore we are assured of a supply of those key packaging supplies and ingredients for a longer period of time. CCS supplies aluminum cans and ends under a contract expiring on December 31, 2011. The contract provides that CCS will supply our entire aluminum can and end requirements worldwide, subject to certain exceptions. In 2007 and through the second quarter of 2008, the price paid for aluminum increased significantly to reflect world pricing, but the price fell significantly in the third quarter of 2008. As with our annual supply contracts, we must either renegotiate these long-term supply agreements with the incumbent suppliers when they expire or find alternative sources for supply.

We rely upon our ongoing relationships with our key suppliers to support our operations. There can be no assurance that we will be able to either renegotiate contracts with these suppliers when they expire or, alternatively, if we are unable to renegotiate contracts with our key suppliers, there can be no assurance that we could replace them. We could also incur higher ingredient and packaging supply costs in renegotiating contracts with existing suppliers or replacing those suppliers, or we could experience temporary disruptions in our ability to deliver products to our customers, either of which could have a material adverse effect on our results of operations.

In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.

Changes in future business conditions could cause business investments and/or recorded goodwill or indefinite life intangible assets to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates.

Goodwill accounted for approximately $27.0 million of our recorded total assets as of December 27, 2008. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc. including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”). This asset has a net book value of $45.0 million as more fully described in Note 2 to the Financial Statements.

Principally, a decrease in expected operating segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill or the Rights. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1: Significant Accounting Policies in the Notes.

If we fail to manage our operations successfully, our business and financial results may be materially and adversely affected.

In recent years, we have grown our business and beverage offerings primarily through the acquisition of other companies, new product lines and growth with key customers. We believe that opportunities exist to increase sales of beverages in our markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution and introducing new products. To succeed with this strategy, we must identify appropriate acquisition or strategic alliance candidates and or product lines. The success of this strategy also depends on our ability to manage and integrate acquisitions and alliances at a pace consistent with the growth of our business. If attractive acquisition opportunities are not available, we may not continue to acquire businesses and product lines. Furthermore, the businesses or product lines that we acquire or align with may not be integrated successfully into our business or prove profitable. In addition to the foregoing factors, our ability to expand our business in foreign countries is also dependent on, and may be limited by, our ability to comply with the laws of the various jurisdictions in which we may operate, as well as changes in local government regulations and policies in such jurisdictions.

If we fail to manage the geographic allocation of production capacity surrounding customer demand in North America, we may lose certain customer product volume or have to utilize co-packers to fulfil our customer capacity obligations, either of which could negatively impact our financial results.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring activities.

During the last three years we have implemented, and plan to continue to implement, restructuring activities to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. These activities are intended to maximize our operating effectiveness and efficiency and to reduce our costs. We cannot be assured that we will achieve or sustain the targeted benefits under these programs or that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. In addition, the implementation of key elements of these activities, such as employee job reductions and plant closures, may have an adverse impact on our business, particularly in the near-term.

Substantial disruption to production at our beverage concentrates or other manufacturing facilities could occur.

A disruption in production at our beverage concentrates manufacturing facility, which manufactures almost all of our concentrates, could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.

Our success depends, in part, on our intellectual property, which we may be unable to protect.

We possess certain intellectual property that is important to our business. This intellectual property includes trade secrets, in the form of the concentrate formulas for most of the beverages that we produce, and trademarks for the names of the beverages that we sell. While we own certain of the trademarks used to identify our beverages, other trademarks are used through licenses from third parties or by permission from our retailer brand customers. Our success depends, in part, on our ability to protect our intellectual property.

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

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights. At December 27, 2008, we had $45.0 million of rights and $11.6 million of trademarks recorded as intangible assets.

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

Our products may not meet health and safety standards or could become contaminated and we could be liable for injury, illness or death caused by consumption of our products.

We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. We may be liable to our customers if the consumption of any of our products causes injury, illness or death. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could have a material adverse effect on our results of operations or cash flows.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various litigation claims and legal proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We may establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance. For more information, see “Business—Legal Proceedings.”

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

We are not in compliance with the requirements of the Ontario Environmental Protection Act (“OEPA”) and, if the Ontario government seeks to enforce those requirements or implements modifications to them, we could be adversely affected.

Certain regulations under the OEPA provide that a minimum percentage of a bottler’s soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for non-compliance is a fine of $50,000 per day beginning when the first offense occurs and continuing until the first conviction, and then increasing to $100,000 per day for each subsequent conviction. These fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense. We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. Ontario is not enforcing the OEPA at this time, but if it chose to enforce the OEPA in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario.

We estimate that approximately 4% of our sales would be affected by the possible limitation on sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA against us.

In April 2003, the Ontario Ministry of the Environment proposed to revoke these regulations in favor of new mechanisms under the Ontario Waste Diversion Act to enhance diversion from disposal of CSD containers. On December 22, 2003, the Ontario provincial government approved the implementation of the Blue Box Program plan under the Ministry of Environment Waste Diversion Act. The Program requires those parties who are brand owners or licensees of rights to brands which are manufactured, packaged or distributed for sale in Ontario to contribute to the net cost of the Blue Box Program. We generally manufacture, package and distribute products for and on behalf of third party customers. Therefore, we do not believe that we will be responsible for direct costs of the Program. However, our customers may attempt to pass these costs, or a portion of them, on to us. We do not believe that the costs for which we may ultimately be responsible under this Program will have a material adverse effect on our results of operations; however, we cannot guarantee this outcome. The Blue Box Program does not revoke any of the regulations mentioned above under the OEPA regarding refillable containers, although the industry anticipates that they will be reversed in the future.

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

Our business can be affected by large-scale terrorist acts, especially those directed against the United States or other major industrialized countries, major natural disasters, or widespread outbreaks of infectious diseases such as avian influenza or severe acute respiratory syndrome. Such events could impair our ability to manage our business could disrupt our supply of raw materials, and could impact production, transportation and delivery of products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.

Recent changes in senior management, and our continued efforts to build our management teams, may divert attention and resources from the core activities of our business and may adversely affect our relationships with customers, suppliers and other constituencies.

We have experienced changes in senior management. In March 2008, David T. Gibbons, a member of our Board, assumed the role of Interim Chief Executive Officer upon the departure of our former Chief Executive Officer. In February 2009, Jerry Fowden, who was previously President of our international segments and Interim President, North America, was appointed Chief Executive Officer. Transitioning to a permanent Chief

Executive Officer has taken, and may continue to take, significant time and resources. We also plan to continue to invest time and resources in building our management teams. Our long-term success will depend on our ability to recruit and retain capable and talented people, and any failure to do so could have a material adverse effect on our future operating results and financial condition. In addition, if management changes negatively impact our relationships with customers, suppliers and other constituencies, it could have a material adverse effect on our future operating results and financial condition.

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

Failure to maintain our stock exchange listings would adversely affect the trading price and liquidity of our common stock.

On November 5, 2008, the NYSE notified us that we are not in compliance with the NYSE’s continued listing standards because the minimum average closing price of our common shares was under $1.00 over a consecutive 30 trading-day period. Under NYSE continued listing standards in effect at that time, we had six months from the date of the notice to cure the deficiency (the “Cure Period”). On February 26, 2009, the NYSE temporarily suspended its $1.00 minimum share price continued listing standard until June 30, 2009. If we have not cured the deficiency by that time, we will receive the remaining balance of the Cure Period (until September 6, 2009) or if we determine that we will cure the deficiency by taking action that will require shareholder approval, we have until our 2010 annual shareholder meeting to correct the deficiency. If we are not able to maintain compliance with the listing requirements of the NYSE, our shares may be subject to removal from listing on the NYSE. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the Over-The-Counter Bulletin Board or the “pink sheets” and could also be subject to additional restrictions. As a consequence of a delisting, our shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws, or as consideration in future capital raising.

We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.

As of December 27, 2008, 847 of our employees were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

We depend on key information systems and third-party service providers.

We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third-party providers for the majority of our key information systems and business processing services, including hosting our primary data center. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles;

•	any event that could damage our reputation;

•	failure of our processes to prevent and detect unethical conduct of employees;

•	a significant failure of internal controls over financial reporting

•	failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements; and

•	failure of corporate governance policies and procedures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of the end of 2008, we operate fourteen beverage production facilities in North America, ten of which we owned and four of which we leased. We also operate a global concentrate manufacturing facility in Columbus, Georgia, which we own. In the United Kingdom, we operate four beverage production facilities, all of which we own. In Mexico, we operate two beverage production facilities, one of which we own and one of which we lease.

Total square footage of our beverage production facilities is approximately 2.1 million square feet in the U.S.; 0.9 million square feet in Canada; 0.9 million square feet in the United Kingdom; and 0.3 million square feet in Mexico. This square footage does not include twenty-two separate leased offsite warehouses that comprise 1.8 million square feet and four leased office spaces that comprise 0.2 million square feet. Lease terms for non-owned beverage production facilities expire between 2009 and 2020.

The beverage production facilities and square footage amounts noted above do not include vacant or underutilized properties such as: the Elizabethtown, Kentucky facility that is listed as of December 27, 2008 as held for sale (subsequently sold in February 2009), or the leased facility in Wyomissing, Pennsylvania and subleased office space in Tampa, Florida. Each of these properties was closed or subleased as of December 27, 2008.

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

No matters were submitted to a vote of shareowners during the fourth quarter of 2008.

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 28, 2009. Our officers do not serve for a set term.

	Office	Age
Jerry Fowden	Chief Executive Officer	52
Juan Figuereo	Chief Financial Officer	53
Michael Creamer	Vice President—People	52
Matthew A. Kane, Jr.	Vice President, General Counsel and Secretary	50
Gregory Leiter	Senior Vice President, Corporate Controller and Assistant Secretary	51
William Reis	Senior Vice President, Chief Procurement Officer	53

•

Jerry Fowden was appointed Chief Executive Officer in February 2009. Prior to his appointment, he served as President of Cott’s international segments from April 2008 and Interim President of North America from June 2008 to February 2009 and as President of Cott’s U.K. operating segment from September 2007 to April 2008. He served as Chief Executive Officer of Trader Media Group Ltd., a media company and as a member of its parent Guardian Media Group plc’s Board of Directors from 2005 until 2007. From 2001 until 2004, he served in a variety of roles with ABInBev S.A. Belgium, an alcoholic beverage company, including President, European Zone, Western, Central and Eastern Europe from 2003 to 2004, Global Chief Operating Officer from 2002 to 2003 and Chief Executive Officer of Bass Brewers Ltd., a subsidiary of ABInBev S.A. Belgium, from 2001 to 2002.

•

Juan Figuereo was appointed Chief Financial Officer in March 2007. Prior to joining Cott, he served as Vice President, Mergers and Acquisitions for Wal-Mart International from July 2003 to March 2007. Prior to July 2003, he spent 15 years with PepsiCo in a variety of international finance and general management roles, first within the Pepsi-Cola organization and then in the Frito Lay business. He held Chief Financial Officer roles for Frito-Lay in Southern Europe, and for Pepsi-Cola Latin America, as well as a stint as seconded CFO of the largest Pepsi bottler in Brazil.

•

Michael Creamer was appointed Vice President of People for International in April 2007 and was promoted to Vice President of People for Cott in August 2008. Prior to joining Cott, Mr. Creamer was Senior Director of Human Resource Operations and International for Avanade Corporation, a global IT consultancy formed as a joint venture between Accenture and Microsoft Corporation, from 2005 to 2007. From 1990 to 2004, Mr. Creamer held several positions with Microsoft, including senior global human resources positions.

•

Matthew A. Kane was appointed as Vice President, General Counsel and Secretary of Cott in September 2007. Prior to his appointment, he served as Vice President of Law of Cott Beverages, Inc., a wholly-owned U.S. subsidiary of Cott, from April 2004 until his appointment. From January 2003 to April 2004, he was Chief Counsel, Sales of PepsiCo Beverages and Foods. From 1993 to 2003, he served as Associate General Counsel of Tropicana Products Inc.

•

Gregory Leiter was appointed Vice President, Corporate Controller and Assistant Secretary of Cott in November 2007 and appointed Senior Vice President and Controller in April 2008. Prior to joining Cott, he served from October 2006 to October 2007 as Practice Manager—Governance, Risk & Compliance with the international software firm SAP America. From January 2003 to September 2006, he held two positions with Graham Packaging Company, an international manufacturer of custom blow-molded plastic containers. From February 2006 to September 2006, he served as Graham Packaging’s Vice President—Global Business Process and from January 2003 to February 2006, he served as Director of Internal Audit.

•

William Reis was appointed Senior Vice President, Chief Procurement Officer in March 2007. Prior to joining Cott, he served from February 2004 to February 2007 as Senior Vice President and Chief Procurement Officer for Revlon. From February 2001 to February 2004, he served as Vice President of Global Procurement for Goldman Sachs.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

Our common shares are listed on the TSX under the ticker symbol “BCB,” and on the NYSE under the ticker symbol “COT.”

The tables below show the high and low reported per share sales prices of common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods for the years ended December 27, 2008 and December 29, 2007.

Toronto Stock Exchange (C$)

	2008		2007
	High	Low	High	Low
January 1—March 31	$7.11	$1.81	$17.80	$15.23
April 1—June 30	$3.61	$2.39	$19.70	$14.57
July 1—September 30	$3.51	$1.12	$16.63	$7.98
October 1—December 31	$1.58	$0.80	$8.19	$5.14

New York Stock Exchange (U.S.$)

	2008		2007
	High	Low	High	Low
January 1—March 31	$7.03	$1.77	$15.22	$13.17
April 1—June 30	$3.55	$2.38	$17.33	$12.64
July 1—September 30	$3.49	$1.06	$16.12	$7.39
October 1—December 31	$1.30	$0.66	$8.36	$5.40

As of February 28, 2009, we had 727 shareowners of record. This number was determined from records maintained by our transfer agent and it does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 28, 2009 was C$1.02 on the TSX and $0.78 on the NYSE.

We have not paid cash dividends since June 1998. There are certain restrictions on the payment of dividends under our ABL facility and the indenture governing the Notes. The ABL facility and the indenture governing the Notes are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations from page 38 to page 40.

If we pay dividends to shareowners, those dividends will generally be subject to Canadian withholding tax. Under current Canadian tax law, dividends paid by a Canadian corporation to a nonresident shareowner are generally subject to Canadian withholding tax at a 25% rate. Under the current tax treaty between Canada and the U.S., U.S. residents who are entitled to treaty benefits are generally eligible for a reduction in this withholding tax rate to 15% (and to 5% for a shareowner that is a corporation and is the beneficial owner of at least 10% of our voting stock). Accordingly, under current tax law, our U.S. resident shareowners who are entitled to treaty benefits will generally be subject to a Canadian withholding tax at a 15% rate on dividends paid by us, provided that they have complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty. The fifth protocol to the tax treaty between Canada and the U.S. places additional restrictions on the ability of U.S. residents to claim these reduced rate benefits. U.S. residents generally will be entitled on their U.S. federal income tax returns to claim a foreign tax credit, or a deduction, for Canadian withholding tax that applies to them, subject to certain applicable limitations. U.S. investors should consult their tax advisors with respect to the tax consequences and requirements applicable to them, based on their individual circumstances.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12— Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters.”

During the fiscal year ended December 27, 2008, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Calculation of aggregate market value of non-affiliate shares

For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this report, it was assumed that all of the outstanding shares were held by non-affiliates except for outstanding shares held or controlled by our directors and executive officers. This should not be deemed to constitute an admission that any of these persons are, in fact, affiliates of us, or that there are not other persons who may be deemed to be affiliates. For further information concerning shareholdings of officers, directors and principal stockholders see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters.

Shareowner return performance graph

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; and (iii) a peer group of publicly-traded companies in the bottling industry comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, National Beverage Corp., Pepsi Bottling Group Inc. and PepsiAmericas Inc. The closing price of Cott’s common shares as of December 27, 2008 on the TSX was C$1.27 and on the NYSE was $1.20. The following table is in Canadian dollars.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG COTT CORPORATION,

TSX/S&P COMPOSITE INDEX AND PEER GROUP INDEX

Date	January 3, 2004	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007	December 27, 2008
Cott Common Shares	100.00	81.47	47.30	45.81	18.06	3.49
TSX/S&P Composite Index	100.00	113.41	140.63	164.85	180.83	112.14
Peer Group	100.00	105.95	106.43	114.43	152.86	75.35

ITEM 6.	SELECTED FINANCIAL DATA

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

(In millions of U.S. dollars, except per share amounts)	December 27, 2008	December 29, 2007 [1]	December 30, 2006 [2]	December 31, 2005 [3]	January 1, 2005 [4]
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Revenue	$1,648.1	$1,776.4	$1,771.8	$1,755.3	$1,646.3
Cost of sales	1,467.1	1,578.0	1,554.9	1,505.8	1,362.6

Gross Profit	181.0	198.4	216.9	249.5	283.7
Selling, general and administrative expenses	179.8	161.9	176.1	138.6	138.1
Loss (gain) on disposal of property, plant and equipment	1.3	0.2	—	1.5	(0.3)
Restructuring, asset and goodwill impairments and other charges:
Restructuring	6.7	24.3	20.5	3.2	—
Goodwill impairments	69.2	55.8	—	5.9	—
Asset impairments	37.0	10.7	15.4	27.6	0.9
Other	—	—	2.6	0.8	—

Operating (loss) income	(113.0)	(54.5)	2.3	71.9	145.0
Other (income) expense, net	(4.7)	(4.7)	0.1	(0.7)	0.2
Interest expense, net	32.3	32.8	32.2	28.8	26.0
Minority interest	1.7	2.7	3.8	4.5	4.0

(Loss) income before income taxes	(142.3)	(85.3)	(33.8)	39.3	114.8
Income tax (benefit) expense	(19.5)	(13.9)	(16.3)	14.7	35.8
Equity loss	—	—	—	—	0.7

Net (loss) income	$(122.8)	$(71.4)	$(17.5)	$24.6	$78.3

(Loss) Income per common share
Basic	$(1.73)	$(0.99)	$(0.24)	$0.34	$1.10
Diluted	$(1.73)	$(0.99)	$(0.24)	$0.34	$1.09
Total assets	$873.1	$1,144.4	$1,140.7	$1,179.1	$1,030.3
Short-term borrowings	107.5	137.0	107.7	157.9	71.4
Current maturities of long-term debt	7.6	2.4	2.0	0.8	0.8
Long-term debt	294.4	269.0	275.2	272.3	272.5
Shareowners’ equity	229.2	432.2	488.7	481.9	457.3
Cash dividends paid	—	—	—	—	—

[1]

During the year ended December 29, 2007, we acquired 100% of the business assets of El Riego, a Mexican water bottler, for $2.2 million. Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty for Income Taxes” and recorded an $8.8 million charge to our shareowners equity as of December 29, 2007.

[2]

There were no acquisitions in the year ended December 30, 2006. During the year we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” using the modified prospective approach and therefore have not restated results for prior periods. This change resulted in the recognition of $11.4 million in share-based compensation expense, $8.4 million net of tax or $0.12 per basic and diluted share.

[3]	During the year we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited (“Macaw Acquisition”).
[4]	During the year we acquired certain of the assets of The Cardinal Companies of Elizabethtown, LLC and certain of the assets of Metro Beverage Co.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink company. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our retailer partners to provide proven profitable products. As a fast follower of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar products to provide our retail partners and their consumers with high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent and interest expense, impacts our results on a quarterly basis.

Businesses in our industry operate at low margins. Industry-wide CSD sales have continued to decline and ingredient and packaging costs continued to increase during the majority of 2008. Each of these trends adversely affected our business in 2008. Notwithstanding the decline in commodity market prices during the latter part of 2008, we will continue to focus on containing our costs. Ingredient and packaging costs represent a significant portion of our cost of sales. Most of these costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, PET resin, and corn (which is used to produce HFCS). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into price control contracts where possible. In 2008, we locked in a majority of our 2009 HFCS and aluminum requirements, with the remaining forecasted requirements to be purchased at the prevailing 2009 market prices.

On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, the Exclusive Supply Contract, effective on January 28, 2012. Pursuant to the terms of the Exclusive Supply Contract, we are the exclusive supplier to Wal-Mart of retailer brand CSDs in the United States. The termination provision of the Exclusive Supply Contract provides for exclusivity to be phased out over a period of three years following notice of termination. Accordingly, we have the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volumes in the United States during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volumes in the United States during the second 12 months of the Notice Period. Notwithstanding the termination of the Exclusive Supply Contract, we continue to supply Wal-Mart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas.

At the end of April 2008, Wal-Mart began reducing shelf space in its United States stores dedicated to its retailer brand CSDs. Our revenue to Wal-Mart declined 15.4% during 2008 as compared to 2007. However, we attribute the decline in revenue in large part to (i) the increased competitive nature of the CSD marketplace arising from national competitors that have expended greater resources for product placement and promotional support and (ii) the continued decline of CSDs in general, rather than the reduction in shelf space.

In addition, a long-term contract with Wal-Mart for the lease and maintenance of vending machines expired in June 2008 as Wal-Mart implemented a different approach to soft drink vending. That program was designed to support Wal-Mart’s brands.

Summary financial results

Our net loss in 2008 was $122.8 million or $1.73 per diluted share, compared with our net loss of $71.4 million or $0.99 per diluted share in 2007.

The following items of significance impacted our 2008 financial results:

•	goodwill impairment of $69.2 million arising from lower anticipated operating cash flows related to our United Kingdom reporting unit;

•

asset impairment of $35.4 million for the Rights (which are associated with the rights to manufacture concentrate formulas, with all the related inventions, processes and technical expertise, recorded as an intangible assets at the cost of acquisition, including the RC brand outside of North America and Mexico) arising from the downward trend of estimated concentrate production;

•	the highly competitive environment and continued volume decline in all operating segments;

•	decline in revenue to Wal-Mart of 15.4% in the U.S. reporting unit;

•	executive transition costs of $6.8 million (including $1.9 million of non-cash stock compensation expense);

•	restructuring severance and lease termination costs of $6.7 million in connection with our restructuring initiatives;

•	increased selling, general and administrative costs associated with expiring trademarks, amortization of software costs, $4.5 million of previously capitalized software costs and bad debt expense;

•	decrease in the foreign exchange rate as compared to the U.S. dollar for the Canadian dollar, pound sterling and Mexican peso that resulted in a $27.6 million adverse impact on revenues;

•	accelerated depreciation of $1.5 million resulting from Wal-Mart’s decision to remove certain of our vending machines from Wal-Mart stores along with $0.9 million of asset removal costs; and

•

a lower effective income tax rate resulting from a write down of United Kingdom reporting unit goodwill with no tax relief and a valuation allowance on U.S. and Mexico deferred income tax assets, offset in part by a settlement of certain tax matters under audit.

The following items of significance impacted our 2007 financial results:

•	goodwill impairment of $55.8 million arising from lower anticipated operating cash flows related to our U.S. reporting unit;

•

asset impairment charges of $10.7 million primarily related to the disposal of a water production facility in the Canada reporting unit and the discontinuance of certain hot-filled production assets in the U.S. reporting unit; and

•	severance costs of $24.3 million associated with the North American Plan.

The following items of significance impacted our 2006 financial results:

•	asset impairment charges of $15.4 million primarily related the closure of the Elizabethtown and Wyomissing facilities;

•	severance costs of $20.5 million associated with the North American Plan; and

•	other costs of $2.6 million related to legal and consulting fees for the U.K. Competition Commission review of the Macaw Acquisition.

Critical accounting policies

Our critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or on other assumptions management believes to be reasonable. Where actual amounts differ from estimates, revisions are included in the results of the period in which actuals become known. Historically, differences between estimates and actuals have not had a significant impact on our consolidated financial statements.

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis and include the following:

Impairment testing of goodwill

With the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”) in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment in the fourth quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in income. We have goodwill of $27.0 million and an indefinite life intangible asset of $45.0 million on our balance sheet at December 27, 2008 after recording a $69.2 million goodwill impairment and a $35.4 million intangible asset impairment in 2008.

In accordance with SFAS 142, we evaluate goodwill for impairment on a reporting unit basis. A reporting unit or components of reporting units are defined for which discrete financial information is available. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying amount. Where the carrying amount is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying amount of that goodwill to determine the impairment loss.

We measure the fair value of reporting units using a mix of the income approach (which is based on the discounted cash flow of the entity) and the public company approach. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market (with estimated revenue changes between -6.0% and 9.0%) and a discount rate of 12.0% based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment.

Each year we re-evaluate the assumptions used to reflect changes in the business environment. Based on the evaluation of goodwill performed in 2008, we determined that the fair values of all our reporting units except for the United Kingdom reporting unit exceeded their carrying amounts and as a result further impairment testing was not required.

We determined that as of September 27, 2008, our United Kingdom reporting unit’s goodwill was impaired based on our estimate of its fair value. This impairment analysis was triggered due to declines in our forecasts of volumes and the profit margin of products in the United Kingdom, which resulted in lower revenues and operating income than the forecast used to value this asset in our 2007 impairment analysis. Allocating this fair value to the assets and liabilities to the United Kingdom reporting unit resulted in a $69.2 million goodwill impairment charge in 2008.

Due to the ongoing decline in the CSD markets we determined that as of December 29, 2007 our U.S. reporting unit’s goodwill was impaired based on our estimate of its fair value. Allocating this fair value to the assets and liabilities of the U.S. reporting unit resulted in a $55.0 million goodwill impairment charge in 2008. We also determined that $0.8 million of goodwill related to the Revelstoke, British Columbia operation was impaired as a result of the decision to dispose of that operation.

Impairment testing of intangible assets with an indefinite life

Our only intangible asset with an indefinite life is the Rights, which relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico, which has a net book value of $45.0 million as more fully described in Note 1 and Note 2 to the Financial Statements. Prior to 2001, we paid a volume based royalty to the Royal Crown Company for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible. In accordance with SFAS 142 and based on the aforementioned factors, the life of the rights is considered to be indefinite and therefore not amortized, and tested annually for impairment. For an intangible asset with an indefinite life, we compare the carrying amount of the rights to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method which calculates a fair value royalty rate which is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The resulting future cash flows are discounted using the same assumptions discussed above for goodwill. We also evaluate on an annual basis, or more frequently if events or changes in circumstances so require, the fair value of the Rights. As of September 27, 2008, we recorded an asset impairment related to the Rights of $27.4 million, triggered primarily due to the decline of our North America case volume (including reductions in volume with Wal-Mart) and lower anticipated overseas concentrate volume by our RCI operating segment. We incurred an additional $8.0 million asset impairment as of December 27, 2008 to reflect additional anticipated volume declines in our RCI operating segment for a total impairment of $35.4 million. Absent any other changes, if our inter-plant concentrate volume declines by 1.0% from our estimated volume, the value of our Rights would decline by approximately $1.0 million. If our RCI volume declines by 1.0% from our estimated volume, the value of the Rights would decline by approximately $1.0 million. If our discounted borrowing rate increases by 100 basis points, the value of the Rights would decline by approximately $2.0 million.

Other intangible assets

As of December 27, 2008, other intangible assets were $124.6 million, which consisted principally of $87.6 million of customer relationships that arise from acquisitions. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a customer. The permanent loss or significant decline in sales to any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer.

Impairment of long-lived assets

We periodically compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in our income statement, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. In 2008, we recorded impairment losses totaling $1.6 million for both the Elizabethtown, Kentucky facility and certain hot-filled production assets that are held-for-sale. In 2007, we recorded impairment losses of $10.7 million relating to long-lived assets of the Revelstoke, British Columbia facility and certain hot-filled equipment at a co-packer that did not operate as planned.

Inventory costs

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. Returnable bottles and plastic shells are valued at the lower of cost, deposit value or net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor and manufacturing overhead costs. As a result, we use an inventory reserve to adjust our costs down to a net realizable value and to reserve for estimated obsolescence of both raw and finished goods. Our accounting policy for the inventory reserve requires us to reserve an amount based on the evaluation of the aging of inventory and a detailed analysis of finished goods for high-risk customers’.

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the accounting values of assets and liabilities and their related tax bases using currently enacted income tax rates. A valuation allowance is established to reduce deferred income tax assets if, on the basis of available evidence, it is not more likely than not that all or a portion of any deferred tax assets will be realized. If we are unable to generate sufficient future taxable income in certain tax jurisdictions or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against our deferred tax assets resulting in an increase in our effective tax rate and an adverse impact on operating results. We classify interest and income tax penalties as income tax expense (benefit).

Effective December 31, 2006, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. The Interpretation requires that differences between the amounts recognized prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings and other shareowner equity accounts. As a result of adopting FIN 48 as of the beginning of our 2007 fiscal year, we recognized a $4.2 million decrease to retained earnings and $4.6 million decrease in additional paid-in-capital to recognize the cumulative effect of adoption.

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

Pension Plans

On December 31, 2006, we adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

We maintain two defined-benefit plans that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (6.0% to

6.4%) and assumed rates of return (6.9% to 7.0%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation differs between our two plans, but it is between 50.0% to 60.0% for equities and 40.0% to 50.0% for bonds. The current inflation assumption is 3.1%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications are amortized over future periods.

Recent Accounting Pronouncements—see Note 1 of the consolidated financial statements.

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

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for 2008, 2007 and 2006:

	2008		2007		2006
(In millions of U.S. dollars)	Dollars	Percent of Revenue	Dollars	Percent of Revenue	Dollars	Percent of Revenue
Revenue	1,648.1	100.0%	1,776.4	100.0%	1,771.8	100.0%
Cost of sales	1,467.1	89.0%	1,578.0	88.8%	1,554.9	87.8%

Gross profit	181.0	11.0%	198.4	11.2%	216.9	12.2%
Selling, general, and administrative expenses	179.8	10.9%	161.9	9.1%	176.1	9.9%
Loss on disposal of property, plant and equipment	1.3	0.1%	0.2	0.0%	—	0.0%
Goodwill impairments	69.2	4.2%	55.8	3.2%	—	0.0%
Restructuring and other	6.7	0.4%	24.3	1.4%	23.1	1.3%
Asset impairment	37.0	2.2%	10.7	0.6%	15.4	0.9%

Operating (loss) income	(113.0)	-6.8%	(54.5)	-3.1%	2.3	0.1%
Other (income) expense, net	(4.7)	-0.3%	(4.7)	-0.3%	0.1	0.0%
Interest expense, net	32.3	2.0%	32.8	1.8%	32.2	1.8%
Minority interest	1.7	0.1%	2.7	0.2%	3.8	0.2%

(Loss) income before income taxes	(142.3)	-8.6%	(85.3)	-4.8%	(33.8)	-1.9%
Income tax benefit	(19.5)	-1.2%	(13.9)	-0.8%	(16.3)	-0.9%

Net loss	(122.8)	-7.4%	(71.4)	-4.0%	(17.5)	-1.0%

Depreciation & amortization	80.7	4.9%	71.7	4.0%	86.8	4.9%

The following table summarizes our revenue, operating (loss) income by operating segment for 2008, 2007 and 2006:

(In millions of U.S. Dollars)	2008	2007	2006
Revenue
North America	$1,178.0	$1,274.9	$1,344.7
United Kingdom	385.3	405.3	341.6
Mexico	61.9	69.4	62.2
RCI	22.0	26.8	23.3
All Other	0.9	—	—

Total	$1,648.1	$1,776.4	$1,771.8

Operating (loss) income
North America	$(56.3)	$(78.4)	$(13.7)
United Kingdom	(53.5)	16.6	7.9
Mexico	(8.8)	1.7	—
RCI	8.1	10.7	8.7
All Other [1]	(2.5)	(5.1)	(0.6)

Total	$(113.0)	$(54.5)	$2.3

[1]	Primarily represents international unallocated corporate costs.

The following table summarizes our case volume by operating segment for 2008, 2007 and 2006:

(In millions of cases)	2008	2007	2006
Volume 8oz equivalent cases—Total Beverage (including concentrate)
North America	665.8	699.6	753.6
United Kingdom	189.2	198.8	193.4
Mexico	29.4	34.0	32.2
RCI	233.4	337.2	253.6
All Other	0.7	0.6	—

Total	1,118.5	1,270.2	1,232.8

Volume 8oz equivalent cases—Filled Beverage
North America	581.0	627.6	680.0
United Kingdom	171.1	182.9	177.2
Mexico	29.4	34.0	32.2
RCI	—	—	—
All Other	0.7	0.4	—

Total	782.2	844.9	889.4

The following tables summarize revenue by product for 2008 and 2007:

	For the Year Ended December 27, 2008
(In millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$748.7	$163.3	$59.2	$—	$0.9	$972.1
Concentrate	5.5	7.2	—	22.0	—	34.7
All other products	423.8	214.8	2.7	—	—	641.3

Total	$1,178.0	$385.3	$61.9	$22.0	$0.9	$1,648.1

(In millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8 ounce volume
Carbonated soft drinks	360.7	86.7	28.0	—	0.7	476.1
Concentrate	84.8	18.1	—	233.4	—	336.3
All other products	220.3	84.4	1.4	—	—	306.1

Total	665.8	189.2	29.4	233.4	0.7	1,118.5

	For the Year Ended December 29, 2007
(In millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$817.8	$182.0	$68.4	$—	$—	$1,068.2
Concentrate	4.7	9.2	—	26.8	—	40.7
All other products	452.4	214.1	1.0	—	—	667.5

Total	$1,274.9	$405.3	$69.4	$26.8	$—	$1,776.4

(In millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8 ounce volume
Carbonated soft drinks	379.9	99.3	33.6	—	0.6	513.4
Concentrate	72.2	15.9	—	337.2	—	425.3
All other products	247.5	83.6	0.4	—	—	331.5

Total	699.6	198.8	34.0	337.2	0.6	1,270.2

Results of operations

The following table summarizes the change in revenue by operating segment for 2008:

	For the Year Ended December 27, 2008
(In million of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(128.3)	$(96.9)	$(20.0)	$(7.5)	$(4.8)	$0.9
Impact of foreign exchange	27.6	(2.6)	29.9	0.4	—	(0.1)
Change excluding foreign exchange	$(100.7)	$(99.5)	$9.9	$(7.1)	$(4.8)	$0.8

Percentage change in revenue [2]	-7.2%	-7.6%	-4.9%	-10.8%	-17.9%	N/A

Percentage change in revenue excluding foreign exchange [2]	-5.8%	-7.8%	2.6%	-10.3%	-17.9%	N/A

[1]	Cott includes the following operating segments: North America, United Kingdom, Mexico, RCI and All Other.

[2]

Percent change in revenue and percent change in revenue excluding foreign exchange is N/A for All Other due to this operating segment representing our Asia reporting unit, which did not begin operations until the fourth quarter of 2007.

The following table summarizes the change in revenue by operating segment for 2007:

	For the Year Ended December 29, 2007
(In million of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$4.6	$(69.8)	$63.7	$7.2	$3.5	$(0.0)
Impact of foreign exchange	(41.3)	(12.4)	(28.7)	(0.2)	—	—
Change excluding foreign exchange	$(36.7)	$(82.2)	$35.0	$7.0	$3.5	$(0.0)

Percentage change in revenue [2]	0.3%	-5.2%	18.6%	11.6%	15.0%	N/A

Percentage change in revenue excluding foreign exchange [2]	-2.0%	-6.1%	9.5%	11.2%	15.0%	N/A

[1]	Cott includes the following operating segments: North America, United Kingdom, Mexico, RCI and All Other.

[2]

Percent change in revenue and percent change in revenue excluding foreign exchange is N/A for All Other due to this operating segment representing our Asia reporting unit, which did not begin operations until the fourth quarter of 2007.

2008 versus 2007

Revenue decreased 7.2% in 2008 from 2007, primarily due to a decrease in North America case volume in filled beverage 8-ounce equivalents (“beverage case volume”). The 19.1% decrease in the Canadian dollar, 26.1% decrease in the pound sterling and the 18.7% decrease in the Mexican peso, each relative to the U.S. dollar since December 29, 2007, had a collective $27.6 million negative impact on our revenue and a $1.7 million negative impact on our gross margin from 2007.

2007 versus 2006

Revenue in 2007 increased 0.3% as compared to 2006 but decreased 2.0% when the impact of foreign exchange is excluded. The decrease in revenue was primarily the result of a 7.7% decrease in North America beverage case volume, which was not fully offset by price increases. The North America volume decline was primarily due to continued softness in the CSD category, the impact of our price increases and increased promotional activity by national brands.

Revenue Results for Operating segments

2008 versus 2007

Our North America operating segment revenue decreased 7.6% in 2008 from 2007, primarily due to a 7.4% decrease in beverage case volume that resulted from the continued softness in the CSD and bottled water categories. Net selling price per beverage case (which is net revenue divided by beverage case volume) was flat for 2008 from 2007. Absent foreign exchange impact, North America revenue for 2008 declined 7.8%.

Our U.K. operating segment revenue decreased 4.9% in 2008 from 2007, primarily due to a 26.1% decline in the pound and a 6.5% decrease in beverage case volume due to price increases. Net selling price per beverage case increased 1.6% in 2008 from 2007. Absent foreign exchange impact, U.K. revenue increased 2.6% in 2008 from 2007. The U.K. operating segment case volume decreased 4.8% due to accelerated CSD category decline in the United Kingdom but was partially offset by a 13.8% increase in concentrate sales.

Our Mexico operating segment revenue decreased 10.8% in 2008 from 2007, primarily due to a 13.5% decrease in beverage case volume. Net selling price per beverage case increased 3.1% in 2008 from 2007. Absent foreign exchange impact, Mexico revenue decreased 10.3% in 2008 from 2007. Mexico case volume decreased 13.5% in 2008 due to softness with modern trade customers and the impact of our new credit policies, offset by price increases.

Our RCI revenue decreased 17.9% in 2008 from 2007, primarily due to a 30.8% decrease in case volume resulting from an unusually large sales volume in the fourth quarter of 2007 in anticipation of a price increase that was effective in 2008. Net selling price per beverage case increased 18.6% in 2008 from 2007. RCI only sells concentrate case volume.

2007 versus 2006

Our North America operating segment revenue decreased 5.2% in 2007 from 2006, primarily due to a 7.7% decrease in beverage case volume that resulted from the continued softness in the CSD category and price increases. Net selling price per beverage case increased 3.5% in 2007 from 2006. Absent foreign exchange impact, North America revenue declined 6.1% in 2007.

Our U.K. operating segment revenue increased 18.6% in 2007 from 2006, primarily due to a 3.2% increase in beverage case volume and price increases. This increase was hindered by underperformance related to a voluntary product recall and unseasonably wet summer weather. Net selling price per beverage case increased 15.0% in 2007 from 2006. Absent foreign exchange impact, U.K. revenue increased 9.5% in 2007 from 2006.

Our Mexico operating segment revenue increased 11.6% in 2007 from 2006, primarily due to a 5.6% increase in beverage case volume and price increases. Net selling price per beverage case increased 5.7% in 2007 from 2006. Absent foreign exchange impact, Mexico revenue increased 11.2% in 2007 from 2006. The Mexico case volume increased 5.6% in 2007 primarily as a result of broadening distribution within non-supermarket channels.

Our RCI operating segment revenue increased 15.0% in 2007 from 2006, primarily due to a 33.0% increase in case volume from an unusually large sales volume in the fourth quarter of 2007 in anticipation of a price increase that was effective in 2008. Net selling price per beverage case decreased 11.1% for 2007 from 2006. RCI only sells concentrate case volume.

Cost of Sales

2008 versus 2007

Cost of sales decreased 7.0% overall and represented 89.0% of revenue in 2008 as compared to 88.8% in 2007. This decrease was due in part to a 15.8% decrease in the utilization of our North American plant facilities, offset in part by slightly higher net selling price per case and lower ingredient and packaging costs. Variable costs represented 78.6% of total sales in 2008, down from 79.5% in 2007. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers. In 2007, we incurred $3.6 million of product recall costs in the U.K. net of $5.5 million of business interruption insurance reimbursements.

2007 versus 2006

Cost of sales increased 1.5% overall and represented 88.8% of revenue in 2007 as compared to 87.8% in 2006. This increase was due primarily to an increase in ingredient and packaging costs arising from higher packaging materials costs, including for aluminum and HFCS, in addition to the voluntary product recall costs in the U.K. Variable costs represented 79.5% of total sales in 2007, an increase from 77.0% in 2006, largely due to higher ingredient and packaging costs. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers. In 2007, we incurred costs of $3.6 million, net of insurance reimbursements of $5.5 million, related to our voluntary product recall in the U.K. in “Cost of Sales.”

Gross Profit

2008 versus 2007

Gross profit as a percentage of revenue decreased to 11.0% in 2008 from 11.2% in 2007. The overall gross profit decreased by 8.8% in 2008 due primarily to lower sales, higher fixed operating costs due to an 15.8% decrease in the utilization of our North American plant facilities, and the sale of more lower-margin products such as bottled water.

2007 versus 2006

Gross profit as a percentage of revenue decreased to 11.2% in 2007 from 12.2% in 2006 primarily due to higher ingredient and packaging costs, the inability to pass these costs on to customers in a timely manner and the impact of the voluntary product recall in the U.K. Our North America operating segment was materially affected by a drop in volume while all of our segments were adversely affected by rising costs for ingredient and packaging. Our gross profit growth in the U.K. reflects increased volume and the implementation of price increases and is net of voluntary product recall costs. Fiscal year 2006 was negatively impacted by both a $9.0 million loss relating to a U.K. PET resin supplier and accelerated depreciation of $13.2 million in North America relating to the North American Plan.

Selling, General and Administrative Expenses (“SG&A”)

2008 versus 2007

SG&A in 2008 increased $17.9 million, or 11.1%, from 2007. As a percentage of revenue, SG&A increased to 10.9% during 2008, up from 9.1% in 2007. The overall increase and the percentage of revenue increase in SG&A in 2008 were primarily due to $4.4 million of increased bad debt expense, $2.7 million of increased amortization related to a change in the estimated life of certain trademarks, $0.9 million of additional amortization related to certain software assets, $2.1 million of additional stock compensation (including $1.9 million of stock compensation related to executive transition costs) due to our reversal in the prior year of the accrual for our performance stock unit awards, a $1.5 million legal settlement and $4.5 million of previously capitalized software costs expensed in the third quarter of 2008. These increases were partially offset by a $6.8 million reduction in compensation costs due in part to the Refocus Plan (including $4.9 million of executive transition costs and the unfavorable impact of $3.3 million of foreign exchange).

2007 versus 2006

SG&A in 2007 decreased $14.2 million, or 8.1%, from 2006. As a percentage of revenue, SG&A decreased to 9.1% in 2007 from 9.9% in 2006. This change was due to reductions in the amount of incentive compensation earned in 2007, a $7.2 million decline in stock compensation expense and the non-recurrence of $8.7 million of executive transition costs recorded in 2006, partially offset by the impact of $4.3 million in foreign exchange. In 2007, our SG&A includes stock compensation expense of $4.2 million as compared to $11.4 million for 2006. The decrease in stock compensation expense was due in part to a $1.2 million reversal of the expense for previously awarded PSUs under our PSU Plan as we determined that we would not meet the performance targets for such awards.

The table below summarizes the compensation expense for the years 2008, 2007 and 2006. This compensation expense was recorded in selling, general and administrative expenses.

	For the Years Ended
(in millions of U.S. dollars)	2008	2007	2006
Stock options	$0.8	$3.3	9.7
Performance share units	2.2	(1.2)	1.2
Share appreciation rights	0.5	0.7	0.3
Former interim CEO award	0.8	—	—
Former CEO award	1.9	1.2	0.2
EISP award	0.1	0.2	—

Total	$6.3	$4.2	$11.4

Restructuring, Asset and Goodwill Impairments and Other Charges

2008 versus 2007

In 2008, we recorded restructuring, asset and goodwill impairments of $112.9 million, which included a $69.2 million goodwill impairment charge related to our United Kingdom reporting unit, a $35.4 million asset impairment associated with the Rights, $1.6 million of asset impairment charges related to the decline in value of certain held-for-sale assets in our North America operating segment and $6.7 million of restructuring costs associated with the Refocus Plan. In 2007, we recorded restructuring, asset and goodwill impairments of $90.8 million, which included $55.8 million for goodwill impairment related primarily to our U.S. reporting unit, $10.7 million for asset impairments, primarily related to the disposal of a bottled water production facility, the discontinuance of certain hot-filled production assets, severance costs of $24.3 million related to the organizational restructuring and headcount reductions associated with the North American Plan, and contract lease termination costs, severance and other costs related to the closures of the Wyomissing plant and warehouse and certain offices.

2007 versus 2006

Restructuring, asset and goodwill impairments were $90.8 million in 2007, which included $55.8 million for goodwill impairment related primarily to our U.S. reporting unit, $10.7 million for asset impairments, primarily related to the disposal of a bottled water production facility, the discontinuance of certain hot-filled production assets, severance costs of $24.3 million related to the organizational restructuring and headcount reductions associated with the North American Plan, and contract lease termination costs, severance and other costs related to the closures of the Wyomissing plant and warehouse and certain offices, as compared to $38.5 million in 2006, primarily for severance and contract lease termination costs relating to the closures of several production and warehouse facilities, severance costs relating to organizational streamlining as a result of the North American Plan, and the U.K. Competition Commission review of our August 2005 Macaw Acquisition.

Operating Income (Loss)

2008 versus 2007

Our operating loss in 2008 was $113.0 million, compared to an operating loss of $54.5 million in 2007, primarily due to lower gross margins and higher SG&A costs in addition to the above-mentioned restructuring and asset impairment charges in 2008.

2007 versus 2006

Our operating loss in 2007 was $54.5 million and included restructuring, asset impairments and goodwill impairments of $90.8 million, as compared with operating income of $2.3 million in 2006, which included restructuring, asset impairments and other charges of $38.5 million.

Other (income) expense, net

In 2008, we recorded $4.5 million as business interruption recovery under our insurance coverage related to our voluntary product recall that occurred in the United Kingdom in 2007. This amount was reported in Other (income) expense, net because there were no direct costs incurred in 2008 that should be offset by the insurance proceeds. In 2008, we also recorded $1.0 million of foreign exchange loss, which includes $3.2 million of foreign exchange losses related to inter-company loans. In 2007 we recorded $4.4 million of foreign exchange gains.

Interest Expense

2008 versus 2007

Net interest expense in 2008 decreased 1.5% from 2007 primarily due to lower overall average interest rates even as we had overall higher debt amounts.

2007 versus 2006

Net interest expense in 2007 was up 1.9% from 2006, primarily due to higher short-term debt balances, amendment fees for our then-existing senior credit facility and higher average interest rates.

Income Taxes

2008 versus 2007

We recorded an income tax benefit of $19.5 million in 2008 as compared with an income tax benefit of $13.9 million in 2007. This benefit reflects the settlement of certain matters that were under audit and the benefit realized from certain book losses offset by the impact of goodwill impairment charges that are not deductible for tax purposes and income generated in certain jurisdictions. The benefit of tax losses generated in the U.S. and Mexico cannot be recognized since it is “more likely than not” that these losses will not be utilized before they expire. The valuation allowance resulted in the non-recognition of approximately $24.3 million in tax benefits for the year.

2007 versus 2006

We recorded an income tax benefit in 2007 of $13.9 million, or an effective tax rate of 16.3%, as compared with an income tax benefit of $16.3 million, or an effective rate of 48.2%, in 2006. We also recognized a $21.2 million valuation allowance because it was not more likely than not we would realize our U.S. deferred tax assets.

Net Loss Per Share

2008 versus 2007

Net loss for 2008 was $122.8 million, or a loss of $1.73 per diluted common share, as compared to a net loss of $71.4 million for 2007, or a loss of $0.99 per diluted common share.

2007 versus 2006

Net loss for 2007 was $71.4 million, or a loss of $0.99 per diluted common share, as compared to a net loss of $17.5 million for 2006, or a loss of $0.24 per diluted common share.

Liquidity and Capital Resources

The following table summarizes our cash flows for 2008, 2007 and 2006 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

(in millions of U.S. dollars)	December 27, 2008	December 29, 2007	December 30, 2006
Cash provided by operating activities	$66.9	$79.5	$109.4
Cash used in investing activities	(54.8)	(78.1)	(46.5)
Cash (used in) provided by financing activities	(19.3)	12.4	(71.3)
Effect of exchange rate changes on cash	(5.5)	0.2	0.1

Net (decrease) increase in cash	(12.7)	14.0	(8.3)
Cash, beginning of period	27.4	13.4	21.7

Cash, end of period	$14.7	$27.4	$13.4

As of December 27, 2008, we had a total of $409.5 million of indebtedness. On September 19, 2008, Moody’s downgraded our Notes from B3 to Caa1 and our overall Company rating from B2 to B3. On December 22, 2008, Moody’s downgraded our Notes from B3 to Caa1 and our overall Company rating from B2 to B3. On January 30, 2009, S&P downgraded our Notes from CCC to CCC- and our overall Company rating from B- to CCC+. These ratings downgrades, and any potential future negative change in our credit rating, may make it more difficult for us to raise additional capital in the future on terms that are acceptable to us, if at all.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to meet our expenses and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations or if the ABL facility or the Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indenture governing our Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity.

For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will primarily depend on our ability to reduce the rate of revenue decline, retain a substantial amount of volume from our key customers and improve the profitability of our business. If we do not generate sufficient cash from operations or have excess debt availability to meet our expenses and debt service obligations or if the ABL facility or the Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indenture governing our Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available.

As of December 27, 2008, our total availability under the ABL facility was $163.8 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of November 22, 2008 (the November month-end under the terms of the credit agreement) and we had $107.5 million of ABL borrowings outstanding and $10.8 million in outstanding letters of credits. As a result, our excess availability under the ABL facility was $45.5 million. Each month’s borrowing base is not effective until submitted to the lenders, which is usually on the fifteenth of the following month. The ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. If this covenant had been triggered as of December 27, 2008, we would not have been in compliance with the fixed charge coverage ratio. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on December 27, 2008.

We took delivery of approximately $32.5 million of new equipment in the third quarter of 2008 and incurred $14.0 million of related infrastructure and other equipment costs to support our North America bottled water business. These investments are expected to significantly lower production costs for this line of business. We funded the new equipment commitment through an interim financing arrangement that was signed in January 2008. We executed a lease in the third quarter of 2008 and began making payments on the lease obligation. The equipment was reported as a finance lease obligation.

Operating activities

Cash provided by operating activities in 2008 was $66.9 million as compared to $79.5 million in 2007 and $109.4 million in 2006. The $12.6 million decrease from 2007 to 2008 was primarily due to reduced operating income and the timing of certain vendor invoices, offset in part by the receipt of income tax refunds and improved accounts receivable collection efforts as reflected in a decrease of our day sales outstanding (“DSO”) to 43.9 days in 2008 from 46.2 days in 2007.

The $29.9 million decrease from 2006 to 2007 was primarily the result of the increased operating loss and increase in accounts receivables as our DSO increased from 41.2 days in December 2006 to 46.2 days in December 2007. The DSO increase was primarily due to increased sales in our operating segments outside North America and new product introduction in North America. Payments related to our North American Plan were offset by an increase in our accounts payable and accrued expenses as we delayed the timing of payments of certain vendor invoices.

Investing activities

Cash used in investing activities was $54.8 million in 2008 as compared to $78.1 million in 2007 and $46.5 million in 2006. The $23.3 million decrease from 2008 to 2007 was primarily the result of reduced capital intensive projects even after our expenditures for the water bottling equipment project. The $31.6 million increase from 2006 to 2007 was primarily the result of increased capital expenditures related to our bottled water business and assets purchased for our aseptic hot-filled beverage initiatives. There were no such major projects in 2006. Also included in investing activities in 2007 were the acquisition of a water bottling business in Mexico and in 2006 the addition of information technology assets included in intangibles and other assets.

Financing activities

Cash used in financing activities was $19.3 million in 2008 as compared to cash provided of $12.4 million in 2007 and cash used of $71.3 million in 2006. The $31.7 million increase in cash used in financing activities in 2008 was primarily the result of the purchase of $6.4 million of treasury shares by an independent trustee pursuant to certain of our equity compensation plans, and a $27.8 million reduction in our short-term borrowing facilities offset in part by financing the $32.5 million water bottling equipment project. The $83.7 million difference in financing activities from 2006 to 2007 was the result of paying down in 2007 short-term borrowings that were used for capital investments in 2006. We also purchased $6.0 million face value of our 8% senior subordinated notes for cancellation in November 2007 at a purchase price of $5.5 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of December 27, 2008.

Contractual obligations

The following chart shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 27, 2008:

	Payments due by period
(in millions of US dollars)	Total	2009	2010	2011	2012	2013	Thereafter
8% Senior subordinated notes due in 2011	$269.0	$—	$—	$269.0	$—	$—	$—
ABL Facility [1]	107.5	107.5	—	—	—	—	—
GE Obligation [2]	22.7	6.7	5.5	4.1	2.6	1.0	2.8
Capital leases	3.4	0.4	0.4	0.4	0.5	0.5	1.2
Other current debt	0.8	0.8	—	—	—	—	—
Other long-term debt	3.2	0.6	0.7	0.4	0.2	0.2	1.1
Other long-term liabilities	10.6	4.5	3.2	0.4	0.4	0.4	1.7
Interest expense [3]	79.6	28.1	23.8	23.2	1.3	1.1	2.1
Operating leases	98.9	19.6	15.6	13.3	10.4	8.4	31.6
Guarantee purchase equipment	7.3	7.3	—	—	—	—	—
Purchase obligations [4]	308.0	142.5	21.3	20.6	20.6	20.6	82.4
Other [5]	4.0	4.0	—	—	—	—	—

Total	$915.0	$322.0	$70.5	$331.4	$36.0	$32.2	$122.9

[1]	The ABL facility is considered a current liability.

[2]

We funded new water bottling equipment through an interim financing agreement signed in January 2008 (the “GE Obligation”). At the end of the GE Obligation, we will return $6.0 million of assets in exchange for the extinguishment of $6.0 million in debt.

[3]	Interest expense includes fixed interest on the Notes, the GE Obligation, the ABL facility, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.

[4]

Purchase obligations consist of commitments for the purchase of inventory, energy transactions and an information technology outsourcing contract. These obligations represent the minimum contractual obligations expected under the normal course of business.

[5]	Represents our FIN 48 liability including interest.

We also expect to recover most of the $11.7 million in income taxes recoverable over the next 12 months, which are related to tax refunds in various jurisdictions.

Debt

Our debt is summarized as follows:

(in millions of U.S. dollars)	December 27, 2008	December 29, 2007
8% senior subordinated notes due in 2011 [1]	$269.0	$269.0
Senior secured credit facility	—	102.3
ABL facility	107.5	—
GE Obligation	28.7	—
Receivables securitization	—	33.0
Other capital leases	3.4	3.1
Other debt	3.2	3.9

Total debt	411.8	411.3
Less: Short-term borrowings and current debt:
ABL facility	107.5	—
Senior secured credit facility	—	95.5
Receivables securitization	—	33.0
Other short-term debt [2]	—	8.5

Total short-term borrowings	107.5	137.0
GE obligation—current maturities	6.7	—
Other capital leases—current maturities	0.3	2.4
Other debt—current maturities	0.6	—

Total current debt	115.1	139.4

Long-term debt before discount	296.7	271.9
Less discount on 8% notes	(2.3)	(2.9)

Total long-term debt	$294.4	$269.0

[1]	Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001.

[2]	Includes $6.7 million in a negative cash position as December 29, 2007.

8% Senior Subordinated Notes due in 2011

We have outstanding 8% senior subordinated notes due on December 15, 2011. As of December 27, 2008, the principal amount of the Notes was $269.0 million. The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15th and December 15th.

We may redeem all or a part of the Notes upon not less than 30 or more than 60 days’ notice. In addition to the redemption price, accrued and unpaid interest and liquidated damages (as defined in the indenture governing the Notes) are due. The redemption price is currently 101.333%, declining to 100% on December 15, 2009.

We may, from time to time, depending on market conditions, including without limitation whether the Notes are then trading at discounts to their respective face amounts, repurchase Notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts that we may repurchase as permitted by the covenants in the ABL is limited to $15 million. However, the covenants in our ABL facility require us to have $75.0 million of availability after any such repurchase and a fixed charge coverage ratio of at least 1 to 1 for a period of four consecutive quarters. During 2007, we repurchased and cancelled $6.0 million face value of such Notes on the open market at a purchase price of $5.5 million.

ABL facility

On March 31, 2008, we entered into a new ABL credit facility that provides financing for the United States, Canada, the United Kingdom and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL facility replaced our former senior secured credit facilities in the United States, Canada, the United Kingdom, and Mexico and our receivables securitization facility in the United States, the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

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

The interest rate margin on loans under the ABL facility was fixed for the first six months of the term, and now varies quarterly based on our average aggregate availability. The interest rate on LIBOR (or other fixed rate) loans for the first six months was LIBOR (or such other fixed rate) plus 2.50%. Prime (or other variable rate) loans during the first six months bore an interest rate of prime (or such other variable rate) plus 1.00%. The interest rate margin remains at these rates.

Beginning on September 29, 2008, the interest rate on LIBOR and Prime loans is now based on average aggregate availability as follows:

(in millions of U.S. dollars)	Average Aggregate Availability	ABR Spread	Canadian Prime Spread	Eurodollar Spread	LIBOR Spread
	Over $175	0.50%	0.50%	2.00%	2.00%
	$100 – 175	0.75%	0.75%	2.25%	2.25%
	$50 – 100	1.00%	1.00%	2.50%	2.50%
	Under $50	1.25%	1.25%	2.75%	2.75%

The interest rate for the ABL facility as of December 27, 2008 was 3.2%. As of December 27, 2008, our ABL borrowings are comprised of $90.0 million of LIBOR borrowings and $17.5 million of ABR Spread borrowings. Our commitment fee also changes based on the average utilization of the ABL facility. This fee ranges from 0.25% per annum to 0.375% per annum. We currently pay 0.375% per annum.

We incurred $5.3 million of financing fees in connection with the ABL facility. The financing fees are being amortized over a five-year period, which represents the life of the ABL facility.

GE Financing Agreement

We funded $32.5 million of new water bottling equipment through an interim financing agreement signed in January 2008. We executed a lease in the third quarter of 2008 and began making payments on the lease obligation. It is being reported as a finance lease obligation. The quarterly payments under the lease obligation total approximately $8.8 million per annum for two years, $5.3 million per annum for the subsequent two years, then $1.7 million per annum for the final four years.

Credit Ratings and Covenant Compliance

Credit Ratings

On September 19, 2008, Moody’s downgraded our Notes from B3 to Caa1 and our overall Company rating from B2 to B3. On December 22, 2008, Moody’s downgraded our Notes from B3 to Caa1 and our overall Company rating from B2 to B3. On January 30, 2009, S&P downgraded our Notes from CCC to CCC- and our overall Company rating from B- to CCC+ with a stable outlook.

Covenant Compliance

ABL facility

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL facility include nonpayment, inaccuracy of representations and warranties (which would include the occurrence of an event having a material adverse effect), violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards.

As of December 27, 2008, our total availability under the ABL facility was $163.8 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of November 22, 2008 (the November month-end under the terms of the credit agreement), and we had $107.5 million of ABL borrowings outstanding and $10.8 million in outstanding letters of credits. As a result, our excess availability under the ABL facility was $45.5 million. Each month’s borrowing base is not effective until submitted to the lenders, which is usually on the fifteenth of the following month. The ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. If this covenant had been triggered as of December 27, 2008, we would not have been in compliance with the fixed charge coverage ratio. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on December 27, 2008.

8% Senior Subordinated Notes due in 2011

The indenture governing the Notes contains a number of business and financial covenants and events of default that apply to the issuer and the guarantors. In addition to us, the guarantors are, in general, the subsidiaries organized in Canada, the U.S., and the United Kingdom. Events of default or triggers for prepayment provided for under the indenture include, among others: (i) a change of control of us in certain circumstances; (ii) unsatisfied judgments or cross-default or cross-acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture; (iii) our insolvency or that of the restricted subsidiaries; and (iv) covenant default under the credit facilities or indenture.

We believe we have been in compliance with all of the covenants under the Notes and there have been no amendments to any such covenants since they were issued. See Note 15 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Capital structure

In 2008, shareowner’s equity decreased by $203.0 million from 2007. The decrease was primarily the result of a net loss of $122.8 million, $5.4 million in stock purchases by an independent trustee under certain of our benefit plans that are treated as treasury stock under the accounting rules, a $76.6 million foreign currency translation loss on the net assets of self-sustaining foreign operations and $3.5 million of deferred pension losses, offset by $5.3 million of share-based compensation expense. The foreign currency translation adjustment resulted primarily from the 26.0% decrease in the pound sterling, the 19.1% decrease in the Canadian dollar and the 18.7% decrease in the Mexican peso relative to the U.S. dollar since December 2007.

Dividend payments

No dividends were paid in 2008 and we do not expect to change this policy in 2009 as we intend to use cash for future growth or debt repayment.

There are certain restrictions on the payment of dividends under our credit facility and Notes indenture.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not trade market risk sensitive instruments.

Foreign exchange

We are exposed to changes in foreign currency exchange rates. Operations outside of the U.S. accounted for approximately 39.0% of 2008 revenue and 39.0% of 2007 revenue, and are concentrated principally in the U.K., Canada and Mexico. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10.0% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso as of December 27, 2008 at current levels of foreign debt and operations would result in our revenues in 2008 changing by $62.3 million and our gross profit in 2008 changing by $4.3 million. These changes would be material to our cash flows and results of operations.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of December 27, 2008, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $10.8 million outstanding letters of credit) would result in $1.1 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at December 27, 2008 was 6.7%.

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

The information below summarizes our market risks associated with long-term debt obligations as of December 27, 2008. The table presents principal cash flows and related interest rates by year of maturity. Interest rates disclosed represent the actual weighted average rates as of December 27, 2008.

	Debt Obligations
(in millions of US dollars)	Outstanding debt balance	Weighted average interest rate for debt maturing
Debt maturing in:
2009	$7.7	7.9%
2010	6.5	7.9%
2011	274.0	8.0%
2012	3.3	8.0%
2013	1.7	7.9%
Thereafter	5.1	3.5%

Total	$298.3	7.9%

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET resin and HFCS. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We estimate that a 10% increase in the market prices of PET over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $11.4 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 27, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

ii.	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of December 27, 2008. In making this assessment of internal control over financial reporting, we used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2008 based on criteria in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 27, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Remediation of Previous Material Weaknesses

Management’s report on internal control over financial reporting for the year ended December 29, 2007 described a material weakness in the Company’s internal control over financial reporting related to our year-end financial closing process and reporting controls. Specifically:

i.	We did not maintain a sufficient complement of accounting and finance personnel that were adequately trained and that possessed the appropriate level of knowledge in United States generally accepted accounting principles in order to properly account for complex accounting transactions.

ii.	The lack of a sufficient complement of accounting and finance personnel under item a), contributed to a lack of appropriate processes, controls and sufficient management oversight over the year-end financial close process to ensure: (a) the timely and accurate execution of account-level analyses and reconciliations, (b) the systematic review and approval of journal entries, (c) the proper accounting for non-routine transactions, and (d) the review of significant variances in account balances. In addition, we did not maintain effective controls over income taxes, including the determination of accrued and deferred taxes and related financial statement disclosures.

iii.	We had segregation of duties control deficiencies over access to financial information technology systems that normally would be compensated by adequate processes, controls and management oversight within the financial close process noted under item ii) above. The operating effectiveness of these compensating controls could not be relied on to mitigate the segregation of duties internal control deficiencies.

The Company also identified a material weakness for the year ended December 30, 2006 and continued to report, as of December 29, 2007, that it did not maintain effective controls over the appropriate review of contracts to evaluate their accounting treatment.

These material weaknesses continued to exist at the end of the first three quarters of 2008. During the fourth quarter of 2008, the Company completed the implementation and testing of previously disclosed remedial measures designed to address these material weaknesses, including the following:

Material weakness related to financial closing process and reporting controls identified in 2007.

a)	We expanded and strengthened our accounting and control staff by hiring additional qualified accounting and finance personnel and providing training to existing accounting staff in order to ensure complex accounting transactions are properly identified in a timely manner and accurately recorded.

b)	We implemented certain process and policy changes to the financial close and tax processes to ensure that accounts are properly reconciled and analyzed, journal entries are properly authorized and recorded, significant financial statement accounts are properly and timely analyzed and income taxes are properly recorded and disclosed.

c)	We implemented certain processes to reduce segregation of duties deficiencies over access to financial information systems to an acceptable level of risk and ensure compensating controls are operating effectively to mitigate any remaining segregation of duties risks.

Material weakness related to contracts identified in 2006 and 2007.

We implemented processes to ensure that all material contracts are identified and receive timely review by the appropriate accounting staff to evaluate the appropriate accounting treatment and are monitoring the operating effectiveness of these changes.

Management has concluded, based on testing performed, that these additional controls had operated effectively for a sufficient period of time and as a result, that the material weaknesses in the Company’s internal control over financial reporting had been remediated as of December 27, 2008.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy circular for the 2009 Annual Meeting of Shareowners, which will be filed within 120 days after December 27, 2008 (the “2009 Proxy Circular”). The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our definitive proxy circular for the 2009 Annual Meeting of Shareowners. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

The Audit Committee of our Board of Directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.cott.com. The members of the Audit Committee are Graham Savage (Chairman), George Burnett, and Gregory Monahan. As required by the NYSE rules, the board has determined that each member of the Audit Committee is financially literate and that Mr. Savage qualifies as an “audit committee financial expert” within the meaning of the rules of the U.S. Securities and Exchange Commission.

All of our directors, officers and employees must comply with our Code of Business Conduct and Ethics. In addition, our Chief Executive Officer, Chief Financial Officer and principal accounting officer and certain other employees have a further obligation to comply with our Code of Ethics for Senior Officers. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Officers are posted on our website, www.cott.com and we intend to comply with obligations to disclose any amendment to, or waiver of, provisions of these codes by posting such information on our website.

Section 16(a) Beneficial ownership reporting compliance

The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2009 Proxy Circular.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” section of our 2009 Proxy Circular.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2009 Proxy Circular.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section 2009 Proxy Circular.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the “Auditors” section of our 2009 Proxy Circular.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as part of this report are as follows:

1. Financial Statements

The consolidated financial statements and accompanying report of independent certified public accountants are listed in the Index to Consolidated Financial Statements and are filed as part of this report.

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

3. Exhibits

Exhibits required by Item 601 of Regulation S-K set forth on the “Exhibit Index.”

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

/s/ JERRY FOWDEN
Jerry Fowden Chief Executive Officer

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JERRY FOWDEN Jerry Fowden Chief Executive Officer, Director (Principal Executive Officer)	Date: March 11, 2009	/s/ GREGORY MONAHAN Gregory Monahan Director	Date: March 10, 2009

/s/ JUAN FIGUEREO Juan Figuereo Chief Financial Officer (Principal Financial Officer)	Date: March 11, 2009	/s/ MARIO PILOZZI Mario Pilozzi Director	Date: March 10, 2009

/s/ GREGORY LEITER Gregory Leiter Senior Vice President and Controller (Principal Accounting Officer)	Date: March 11, 2009	/s/ GEORGE A. BURNETT George A. Burnett Director	Date: March 10, 2009

/s/ DAVID T. GIBBONS David T. Gibbons Chairman, Director	Date: March 10, 2009	/s/ ANDREW PROZES Andrew Prozes Director	Date: March 10, 2009

/s/ MARK BENADIBA Mark Benadiba Director	Date: March 10, 2009	/s/ GRAHAM SAVAGE Graham Savage Director	Date: March 10, 2009

/s/ STEPHEN H. HALPERIN Stephen H. Halperin Director	Date: March 10, 2009	/s/ ERIC ROSENFELD Eric Rosenfeld Director	Date: March 10, 2009

/s/ BETTY JANE HESS Betty Jane Hess Director	Date: March 10, 2009

COTT CORPORATION

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareowners of Cott Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at December 27, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 27, 2008 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/     PricewaterhouseCoopers LLP

Tampa, Florida

March 11, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Cott Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at December 29, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of Form 10-K for each of the two years in the period ended December 29, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

/s/    PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario

March 10, 2008, except for Note 9, for which the date is as of March 11, 2009

Cott Corporation

Consolidated Statements of (Loss) Income

	For the Years Ended
(In millions of U.S. dollars except share and per share data)	December 27, 2008	December 29, 2007	December 30, 2006
Revenue, net	$1,648.1	$1,776.4	$1,771.8
Cost of sales	1,467.1	1,578.0	1,554.9

Gross profit	181.0	198.4	216.9
Selling, general and administrative expenses	179.8	161.9	176.1
Loss on disposal of property, plant & equipment	1.3	0.2	—
Restructuring, asset and goodwill impairments—Note 2
Restructuring	6.7	24.3	20.5
Goodwill impairments	69.2	55.8	—
Asset impairments	37.0	10.7	15.4
Other	—	—	2.6

Operating (loss) income	(113.0)	(54.5)	2.3
Other (income) expense, net	(4.7)	(4.7)	0.1
Interest expense, net	32.3	32.8	32.2
Minority interest	1.7	2.7	3.8

Loss before income taxes	(142.3)	(85.3)	(33.8)
Income tax benefit—Note 5	(19.5)	(13.9)	(16.3)

Net loss	$(122.8)	$(71.4)	$(17.5)

Net loss per common share—Note 8
Basic	$(1.73)	$(0.99)	$(0.24)
Diluted	$(1.73)	$(0.99)	$(0.24)

Weighted average outstanding shares (thousands)
Basic	71,017	71,831	71,726
Diluted	71,017	71,831	71,773

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(In millions of U.S. dollars except share data)	December 27, 2008	December 29, 2007
Assets
Current assets
Cash & cash equivalents	$14.7	$27.4
Accounts receivable, net of allowance of $5.5 ($4.9 as of December 29, 2007)	164.4	195.4
Income taxes recoverable	7.7	32.8
Inventories—Note 11	111.1	130.1
Prepaid and other expenses	9.3	10.2
Deferred income taxes	3.0	2.5

	310.2	398.4
Property, plant and equipment	346.8	388.4
Goodwill	27.0	108.3
Intangibles and other assets—Note 13	169.6	236.0
Deferred income taxes	10.3	13.3
Other tax receivable	9.2	—

	$873.1	$1,144.4

Liabilities and Shareowners’ Equity
Current liabilities
Short-term borrowings—Note 15	$107.5	$137.0
Current maturities of long-term debt	7.6	2.4
Income taxes payable	0.1	—
Accounts payable and accrued liabilities	166.7	195.4

	281.9	334.8
Long-term debt—Note 15	294.4	269.0
Other long-term liabilities—Note 2	16.0	18.1
Other tax liabilities	18.3	36.6
Deferred income taxes	16.0	34.1

	626.6	692.6
Contingencies and Commitments—Note 17
Minority interest	17.3	19.6

Shareowners’ equity
Capital stock, no par—71,871,330 (2007 – 71,871,330) shares issued	275.0	275.0
Treasury stock—Note 18	(6.4)	—
Restricted shares	—	(0.4)
Additional paid-in-capital	38.1	32.2
(Accumulated deficit) retained earnings	(29.7)	93.1
Accumulated other comprehensive income (loss)	(47.8)	32.3

	229.2	432.2

	$873.1	$1,144.4

Approved by the Board of Directors:

/s/ Graham Savage
Director

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Shareowners’ Equity

(In millions of U.S. dollars except share data)	Number of Common Shares (In Thousands)	Number of Treasury Shares (In Thousands)	Common Shares	Treasury Shares	Restricted Shares	Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2005	71,712	—	$273.0	$—	$—	$18.4	$186.2	$4.3	$481.9
Options exercised—Note 6	38	—	0.4	—	—	—	—	—	0.4
Restricted shares—Note 6	—	—	—	—	(0.7)	—	—	—	(0.7)
Share-based compensation—Note 6	—	—	—	—	—	11.4	—	—	11.4
Comprehensive loss—Note 7
Currency translation adjustment	—	—	—	—	—	—	—	12.8	12.8
Change in unrealized loss on cash flow hedges							—	0.4	0.4
Net loss	—	—	—	—	—	—	(17.5)	—	(17.5)
Other comprehensive loss									(4.3)

Balance at December 30, 2006	71,750	—	$273.4	$—	$(0.7)	$29.8	$168.7	$17.5	$488.7

Options exercised—Note 6	53	—	0.5	—	—	—	—	—	0.5
Common shares issued—Note 6	68	—	1.1	—	—	—	—	—	1.1
Restricted shares—Note 6	—	—	—	—	0.3	—	—	—	0.3
Share-based compensation— Note 6	—	—	—	—	—	3.9	—	—	3.9
Reclassified share-based compensation to liabilities—Note 6	—	—	—	—	—	(0.4)	—	—	(0.4)
Adjustment for adoption of FASB Interpretation No. 48—Note 5	—	—	—	—	—	(4.6)	(4.2)	—	(8.8)
Adjustment for adoption SFAS 158	—	—	—	—	—	—	—	(2.2)	(2.2)
Change in uncertain tax positions—Note 5	—	—	—	—	—	3.5	—	—	3.5
Comprehensive loss—Note 7
Currency translation adjustment	—	—	—	—	—	—	—	17.9	17.9
Pension liabilities	—	—	—	—	—	—	—	(0.9)	(0.9)
Net loss	—	—	—	—	—	—	(71.4)	—	(71.4)
Other comprehensive loss									(54.4)

Balance at December 29, 2007	71,871	—	$275.0	$—	$(0.4)	$32.2	$93.1	$32.3	$432.2

Treasury shares—Note 18	—	1,954	—	(5.4)	—	—	—	—	(5.4)
Treasury shares purchased—EISP—Note 18	—	353	—	(1.0)	—	1.0	—	—	—
Restricted shares—Note 6	—	—	—	—	0.4	(0.4)	—	—	—
Share-based compensation—Note 6	—	—	—	—	—	5.3	—	—	5.3
Comprehensive loss—Note 7
Currency translation adjustment	—	—	—	—	—	—	—	(76.6)	(76.6)
Pension liabilities	—	—	—	—	—	—	—	(3.5)	(3.5)
Net loss	—	—	—	—	—	—	(122.8)	—	(122.8)
Other comprehensive loss									(202.9)

Balance at December 27, 2008	71,871	2,307	$275.0	$(6.4)	$—	$38.1	$(29.7)	$(47.8)	$229.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

	For the Years Ended
(In millions of U.S. dollars)	December 27, 2008	December 29, 2007	December 30, 2006
Operating Activities
Net loss	$(122.8)	$(71.4)	$(17.5)
Depreciation and amortization	80.7	71.7	86.8
Amortization of financing fees	1.1	1.8	1.1
Share-based compensation expense	5.6	4.2	11.4
Deferred income taxes	(13.4)	0.1	(6.6)
(Decrease) increase in other income tax liabilities	(22.7)	0.9	—
Minority interest	1.7	2.7	3.8
Gain on repurchase of notes	—	(0.4)	—
Loss on disposal of property, plant & equipment	1.3	0.2	—
Asset impairments	1.6	10.7	15.4
Intangible asset impairments	35.4	—	—
Goodwill impairments	69.2	55.8	—
Lease contract termination loss	0.3	12.5	7.7
Lease contract termination payments	(3.8)	(7.7)	—
Other non-cash items	3.1	(0.1)	4.3
Change in accounts receivable	8.5	(7.3)	9.9
Change in inventories	6.4	7.0	15.2
Change in prepaid expenses and other current assets	(0.7)	0.8	0.5
Change in other assets	(6.0)	—	—
Change in accounts payable and accrued liabilities	(3.9)	13.0	(22.6)
Change in income taxes recoverable	25.3	(15.0)	—

Net cash provided by operating activities	66.9	79.5	109.4

Investing Activities
Additions to property, plant and equipment	(55.9)	(73.3)	(35.1)
Additions to intangibles	(3.4)	(3.9)	(13.0)
Proceeds from disposal of property, plant & equipment	4.5	1.3	1.6
Acquisition of businesses and business assets	—	(2.2)	—

Net cash used in investing activities	(54.8)	(78.1)	(46.5)

Financing Activities
Payments of long-term debt	(9.0)	(8.3)	(1.0)
Issuance of long-term debt	33.8	1.4	—
Payments on credit facility, net	(127.5)	—	—
Short-term borrowings, net	(8.1)	23.1	(65.9)
Short-term borrowings, ABL	1,300.3	—	—
Short-term repayments, ABL	(1,192.7)	—	—
Distributions to subsidiary minority shareowner	(3.9)	(3.9)	(5.4)
Issuance of common shares	—	0.5	0.4
Purchase of treasury shares	(6.4)	—	—
Deferred financing fees	(5.3)	—	—
Other financing activities	(0.5)	(0.4)	0.6

Net cash (used in) provided by financing activities	(19.3)	12.4	(71.3)

Effect of exchange rate changes on cash	(5.5)	0.2	0.1

Net (decrease) increase in cash	(12.7)	14.0	(8.3)
Cash, beginning of period	27.4	13.4	21.7

Cash, end of period	$14.7	$27.4	$13.4

Supplemental Noncash Financing Activities:
Capital lease additions	$4.6	$—	$4.5

Supplemental Disclosure of Cash Paid For:
Interest	$31.1	$33.3	$32.1
Income taxes paid (refund), net	(9.6)	(0.2)	7.7

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink provider. In addition to carbonated soft drinks (“CSDs”), our product lines include clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas.

Note 1—Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the U.S.

We operate in five operating segments—North America (which includes the U.S. reporting unit and Canada reporting unit), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our Asian reporting unit). We closed our active Asian operations at the end of fiscal year 2008. We changed our operating segments in the third quarter of 2008 to reflect a change in our management structure and how information is reported to management.

Basis of consolidation

The financial statements consolidate our accounts, our wholly-owned and majority-owned subsidiaries and joint ventures where we are exposed to the majority of the expected losses or returns. All intercompany transactions and accounts have been eliminated in consolidation.

During the period ended September 27, 2008, we identified an error related to the expensing of certain information technology software costs that were previously capitalized and amortized over an estimated life and during the period ended December 27, 2008, we identified errors relating to foreign exchange gains and losses relating to intercompany debt transactions. We assessed the materiality of these items on the income for the full fiscal year ended December 27, 2008, as well as for the quarter ended September 27, 2008, year ended December 29, 2007 and all other periods subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that these errors were not material to any such periods. In accordance with SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the December 27, 2008 consolidated financial statements herein have been revised to correct the immaterial errors and to reflect the corrected balances of other expense, currency translation adjustment, intangible assets and selling, general and administrative expenses as of that date. This correction resulted in a reduction of intangible assets of $4.6 million and an increase in selling, general and administrative expenses of $4.6 million and net other expense of $1.0 million in the Consolidated Statements of (Loss) Income.

Accumulated Other Comprehensive Loss as of December 29, 2007 includes an out of period adjustment to record the unfunded liability of our U.K. Pension Plan. The adjustment of $2.2 million (net of income tax of $0.9 million) was to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS 158”), which required that we record the unfunded status of the pension plan. We should have recognized this adjustment to Accumulated Other Comprehensive Loss on December 30, 2006. In addition, we recorded an out of period adjustment in Accumulated Other Comprehensive Loss to recognize a minimum pension liability of $0.9 million (net of tax of $0.3 million) as required by SFAS No. 87 “Employers Accounting for Pensions” (“SFAS 87”) and SFAS 158 for our U.K. Pension Plan. Since the U.K. pension plan is sponsored by our U.K. subsidiary, the recording of the minimum plan liability required an out-of-period adjustment of $1.0 million to reduce the currency translation adjustment recorded in Other Comprehensive Income (Loss). We should have recognized minimum pension liabilities and the corresponding effect of currency translation in prior years. The recording of the pension plan did not have a material impact on the Consolidated Statement of Loss (Income) and we have concluded, through a quantitative and qualitative analysis, that the adjustments to Accumulated Other Comprehensive Loss are not material to 2007 or prior years’ consolidated financial statements.

Reclassifications and Revisions

Certain of the comparative figures have been revised to correctly reflect the current period’s presentation, which includes a reclassification of $4.5 million from accrued liabilities to accounts receivable and certain income tax line items discussed in Note 5. The revision had no impact on Consolidated Statement of (Loss) Income and Statements of Cash Flows.

Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include estimates and assumptions which, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets and goodwill, accounting for share-based compensation, realization of deferred income tax assets and the resolution of tax contingencies. We review long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Determining whether impairment has occurred requires various estimates and assumptions including estimates of cash flows that are directly related to the potentially impaired asset, the useful life over which cash flows will occur and their amounts. The measurement of an impairment loss requires an estimate of fair value, which is based on cash flow estimates and the application of an appropriate discount rate.

Recently issued accounting pronouncements

On December 30, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. There was no cumulative effect related to the adoption of SFAS 157 and the adoption did not have a material impact on our financial position or results of operations. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in our financial statements on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that began after November 15, 2007. We chose not to elect the fair value option for our financial assets and liabilities existing at December 30, 2007, and did not elect the fair value option on financial assets and liabilities transacted in the year ended December 27, 2008. Therefore, the adoption of SFAS 159 had no impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. We will be reporting minority interest as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statement of (Loss) Income. As minority interest will be recorded below income tax expense, it will have an impact on our total effective tax rate, but our total taxes will not change.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 increases the disclosure requirements for derivative instruments and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of this statement are to be applied prospectively in the first annual reporting period beginning on or after November 15, 2008 with comparative disclosures for earlier periods at initial adoption being optional. We are currently evaluating the impact of this standard on our disclosure. Since we currently do not have any derivative instruments for which SFAS 161 applies, we do not expect any impact upon adoption of this statement.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 26, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP becomes effective for us on December 28, 2008. We are still in the process of evaluating the impact of FSP 142-3 on our consolidated financial statements.

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

Sales incentives

We participate in various incentive programs with our customers, including volume-based incentives, promotional allowance incentives and contractual rebate incentives. Sales incentives are based on our customers achieving volume targets for a period of time. They are deducted from revenue and accrued as the incentives are earned and are based on management’s estimate of the total the customer is expected to earn and claim. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals accordingly.

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

Share-based compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), using the modified prospective approach and therefore have not restated results for prior periods. Under the modified prospective approach, share-based compensation expense for the year ended December 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. We estimated the forfeiture rate for fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years.

Upon adoption of SFAS 123R, we used the long form method for calculating the tax effect of share-based compensation. Under this method, we determine the beginning balance of additional paid-in capital related to the tax effects of the employee share-based compensation as if we had adopted the recognition provisions of SFAS 123 since its effective date of January 1, 1995. On an ongoing basis, additional paid-in capital is adjusted by the tax impact related to the difference between the amount deducted for tax purposes and the compensation cost for accounting purposes. Where the tax deduction exceeds book compensation cost, an increase in additional paid-in capital is recorded. Where the tax deduction is less than book compensation cost, a reduction in additional paid-in capital is recorded to the extent there is an accumulated balance or charged to income tax expense if a shortfall remains after the accumulated additional paid-in capital is brought to zero.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities not exceeding three months at the time of purchase. The fair values of our cash and cash equivalents approximate the amounts shown on our Consolidated Balance Sheets due to their short-term nature.

Allowance for Doubtful Accounts

A portion of our accounts receivable are not expected to be collected due to non-payment, bankruptcies and sales returns. Our accounting policy for the provision for doubtful accounts requires us to reserve an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	10 to 50 years
Machinery and equipment	7 to 15 years
Furniture and fixtures	3 to 10 years
Plates, films and molds	0 to 10 years
Vending	5 to 10 years
Transportation equipment	3 to 15 years

Leasehold improvements are amortized using the straight-line method over the remaining life of the lease. Maintenance and repairs are charged to operating expense when incurred.

Goodwill and indefinite life intangible assets

	December 27	December 29
(in millions of U.S. dollars)	2008	2007
Balance at beginning of year	$108.3	$158.4
Impairment losses recognized—Note 2	(69.2)	(55.8)
Foreign exchange	(12.1)	5.7

Balance at end of year	$27.0	$108.3

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment in the fourth quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. In accordance with SFAS 142, we evaluate goodwill for impairment on an operating segment basis. Operating segments are operations for which discrete financial information is available. The evaluation of goodwill for each operating segment is based upon the following approach. We compare the fair value of an operating segment to its carrying amount. Where the carrying amount is greater than the fair value, the implied fair value of the operating segment goodwill is determined by allocating the fair value of the operating segment to all the assets and liabilities of the operating segment with any of the remainder being allocated to goodwill. The implied fair value of the operating segment goodwill is then compared to the carrying amount of that goodwill to determine the impairment loss. Any impairment in value is recognized in net (loss) income.

We measure the fair value of reporting units using a mix of the income approach (which is based on the discounted cash flow of the entity) and the public company approach. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market

(with estimated revenue changes between -6.0% and 9.0%) and a discount rate of 12.0%) based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment.

Each year during the fourth quarter, we re-evaluate the assumptions used to reflect changes in the business environment. Based on the evaluation performed this year, we determined that the fair value of our Canada reporting unit exceeded its carrying amount and as a result further impairment testing was not required.

We determined that as of September 27, 2008, our United Kingdom reporting unit’s goodwill was impaired based on our estimate of its fair value. This was triggered due to declines in our forecasts of volumes and the profit margin of products in the United Kingdom, which resulted in lower revenues and operating income than the forecast used to value this asset in our 2007 impairment analysis. Allocating this fair value to the assets and liabilities to the United Kingdom reporting unit resulted in a $69.2 million goodwill impairment charge.

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc. including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”) which has a net book value of $45.0 million as more fully described in Note 2 to the Financial Statements. Prior to 2001, we paid a volume based royalty to the Royal Crown Company for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible. In accordance with SFAS 142 and based on the aforementioned factors, the life of the Rights is considered to be indefinite and therefore not amortized, and tested annually for impairment. For an intangible asset with an indefinite life, we compare the carrying amount of the rights to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method which calculates a fair value royalty rate which is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The resulting future cash flows are discounted using the same assumptions discussed above for goodwill. We also evaluate on an annual basis, or more frequently if events or changes in circumstances so require, the fair value of the Rights. As of September 27, 2008, we recorded an asset impairment related to the Rights of $27.4 million, triggered primarily due to the decline of our North America case volume (including reductions in volume with Wal-Mart) and lower anticipated overseas concentrate volume by our RCI operating segment. We incurred an additional $8.0 million asset impairment as of December 27, 2008 to reflect additional anticipated volume declines in our RCI operating segment for a total impairment of $35.4 million.

Due to the ongoing decline in the CSD markets we determined that as of December 29, 2007 our U.S. reporting unit’s goodwill was impaired based on our estimate of its fair value. Allocating this fair value to the assets and liabilities of the U.S. reporting unit resulted in a $55.0 million goodwill impairment charge. We also determined that the decision to dispose of the Revelstoke, British Columbia operation resulted in a $0.8 million impairment of goodwill.

Intangibles and other assets

As of December 27, 2008, other intangible assets were $124.6 million, which consisted principally of $87.6 million of customer relationships that arise from acquisitions and trademarks of $11.6 million. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits which is up to 15 years. We review the estimated useful life of these intangible assets annually taking into consideration the specific net cash flows related to the intangible asset unless it is required more frequently due to a triggering event such as the loss of a customer. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client.

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets whenever adverse events or changes in the business climate indicate that the expected undiscounted future cash flows from the related category of assets may be less than previously anticipated. If the net book value of the related category of assets exceeds the undiscounted future cash flows of the category of assets, or if we believe a certain asset’s future utilization is impaired, the carrying amount would be reduced to the fair value and an impairment loss would be recognized. This analysis requires us to make significant estimates and assumptions in projecting future cash flows, and changes in facts and circumstances could result in material changes in the amount of any impairment losses.

We assess whether there has been an impairment of long-lived assets and definite lived intangibles in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying amount. When we dispose of assets, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses.

Foreign currency translation

The assets and liabilities of non-U.S. active operations, all of which are self-sustaining, are translated at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the period. The resulting gains or losses are recorded in accumulated comprehensive income under shareowners’ equity.

Taxation

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the accounting values of assets and liabilities and their related tax bases using currently enacted income tax rates. A valuation allowance is established to reduce deferred income tax assets if, on the basis of available evidence, it is not more likely than not that all or a portion of any deferred tax assets will be realized. We classify interest and income tax penalties as income tax expense (benefit).

Effective December 31, 2006, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. The Interpretation requires that differences between the amounts recognized prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings and other shareowner equity accounts. As a result of adopting FIN 48 as of the beginning of our 2007 fiscal year we recognized a $4.2 million decrease to retained earnings and $4.6 million decrease in additional paid-in- capital to recognize the cumulative effect of adoption.

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

Fair value of financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of December 27, 2008 and December 29, 2007 are as follows:

	December 27, 2008		December 29, 2007
(in millions of US dollars)	Carry Value	Fair Value	Carry Value	Fair Value
8% senior subordinated notes due in 2011[1]	$269.0	$164.1	$269.0	$250.2
ABL facility	107.5	107.5	—	—
Senior secured credit facility	—	—	102.3	102.3

Total	$376.5	$271.6	$371.3	$352.5

[1]	The fair value of our 8% senior subordinated notes (“Notes”) is based on the trading levels and bid/offer prices observed by JPMorgan.

Transfers of financial assets

We account for accounts receivable sold through our former receivables securitization facility in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Related Repurchase Agreements.” The transactions are accounted for as short-term borrowings as we have not surrendered control of the receivables. The accounts receivable and related debt have both been recorded in the consolidated financial statements. However, the receivables securitization facility was paid off in 2008.

Pension costs

We record annual amounts relating to defined benefit pension plans based on calculations under SFAS 87 and SFAS 158, which include various actuarial assumptions such as discount rates and assumed rates of return depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

Note 2—Restructuring, Asset and Goodwill Impairments and Other Charges

The following table summarizes restructuring, asset and goodwill impairments and other charges:

	For the Years Ended
(in millions of U.S. dollars)	December 27, 2008	December 29, 2007	December 30, 2006
Restructuring	$6.7	$24.3	$20.5
Goodwill impairment	69.2	55.8	—
Asset impairment	37.0	10.7	15.4
Other	—	—	2.6

	$112.9	$90.8	$38.5

From 2006 through 2007, we implemented our North American Realignment and Cost Reduction Plan (the “North American Plan”) to realign the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate underperforming assets and increase focus on high potential accounts. We also closed several plants and warehouses in North America. In an effort to further align company resources, we also decided to dispose of one of our water production facilities in Canada and certain hot-filled production assets at one of our co-packers. As part of the plan, we also realigned our reporting units in the United Kingdom, Mexico, RCI and Asian businesses into a combined International business to focus on cohesive customer management, channel development, and sales and marketing. In fiscal year 2007, we completed the implementation of the North American Plan.

During the last three years we have undertaken two restructuring activities, the North American Plan and our plan to refocus on retailer brands and reduce costs in the operation of our business (the “Refocus Plan”). We will continue to pay cash related to restructuring accruals under the North American Plan and the Refocus Plan over the next several years, but do not anticipate incurring any additional charges related to these plans.

In conjunction with the North American Plan, we closed our Lachine, Quebec juice plant (“Lachine”) in February 2006 and in March 2006 we closed our Columbus, Ohio soft drink plant and warehouse (“Columbus”) to bring production capacity in line with the needs of our customers.

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

In December 2007, we determined that certain hot fill equipment at one of our co-packers was no longer usable and placed this equipment up for sale and recorded an impairment loss of $7.2 million. We also decided to dispose of one of our unprofitable plants located in Revelstoke, British Columbia (“Revelstoke”) and recorded a related impairment loss of $2.6 million.

In 2008, we implemented the Refocus Plan, which resulted in a partial reduction of our workforce.

The following table is a summary of our cash restructuring charges through the year ended December 27, 2008:

North American Plan:

(in millions of U.S. dollars)	Balance at January 1, 2006	Charge to Costs and Expenses	Payments made during the year	Balance at December 30, 2006	Charge to Costs and Expenses	Payments made during the year	Balance at December 29, 2007
Severance and termination benefits	$1.0	$12.1	$(7.7)	$5.4	$11.8	$(15.1)	$2.1
Lease contract termination loss	—	7.7	(0.4)	7.3	12.5	(7.7)	12.1
Other	—	0.7	(0.7)	—	—	—	—

	$1.0	$20.5	$(8.8)	$12.7	$24.3	$(22.8)	$14.2

(in millions of U.S. dollars)	Balance at December 29, 2007	Charge to Costs and Expenses	Payments made during the year	Balance at December 27, 2008
Severance and termination benefits	$2.1	$—	$(2.1)	$—
Lease contract termination loss	12.1	0.3	(2.8)	9.6

	$14.2	$0.3	$(4.9)	$9.6

Refocus Plan:

(in millions of U.S. dollars)	Balance at December 29, 2007	Charge to Costs and Expenses	Payments made during the year	Balance at December 27, 2008
Severance and termination benefits	$—	$6.4	$(6.4)	$—

	$—	$6.4	$(6.4)	$—

As of December 27, 2008, $5.8 million (December 29, 2007 – $12.1 million) of the lease contract termination loss liability has been recorded as other long-term liabilities and $3.8 million of lease contract termination loss liability (December 29, 2007—$2.1 million which included severance and termination benefits) has been classified as accounts payable and accrued liabilities. We also incurred $0.3 million of additional termination benefits in 2008 related to our Wyomissing property.

In 2008, we recorded pre-tax restructuring charges totaling $6.4 million in connection with severance costs relating to headcount reductions associated with the Refocus Plan.

Year ended December 27, 2008

The following table sets out our restructuring, asset and goodwill impairments on a segmented basis for the year ended December 27, 2008.

(in millions of U.S. dollars)	North America	U.K.	Total
Restructuring	$6.7	$—	$6.7
Goodwill impairment	—	69.2	69.2
Asset impairment	37.0	—	37.0

	$43.7	$69.2	$112.9

Restructuring—On June 19, 2008, we announced the Refocus Plan. In 2008, we recorded pre-tax restructuring charges totaling $6.4 million in connection with severance costs relating to headcount reductions associated with the Refocus Plan.

Asset impairments—In 2008, we recorded an asset impairment charge related to the Rights of $35.4 million and recorded a $2.6 million asset impairment charge for our Elizabethtown facility. We also recovered $1.0 million of previously impaired held-for-sale assets (hot filled production assets) in 2008.

Goodwill impairments—We recorded a goodwill impairment loss of $69.2 million associated with our United Kingdom reporting unit as disclosed in Note 1.

Year ended December 29, 2007

The following table sets out our restructuring, asset and goodwill impairments on a segmented basis for the year ended December 29, 2007.

(in millions of U.S. dollars)	North America	U.K.	RCI	Total
Restructuring	$25.4	$(1.2)	$0.1	$24.3
Goodwill impairment	55.8	—	—	55.8
Asset impairment	10.7	—	—	10.7

	$91.9	$(1.2)	$0.1	$90.8

Restructuring—We recorded restructuring charges of $24.3 million for severance, contract and lease termination costs relating the North American Plan.

Asset impairments—We recorded an impairment loss of $10.7 million, which is comprised of $0.9 million for certain software assets, $2.6 million for property, plant and equipment related to the disposal of the Revelstoke facility and $7.2 million for certain equipment at a co-packer.

Goodwill impairments—We recorded an impairment loss of $55.8 million, which is comprised of $0.8 million for the disposal of the Revelstoke facility and $55.0 million for the U.S. reporting unit as disclosed in Note 1.

Year ended December 30, 2006

The following table sets out our restructuring, asset impairments and other charges on a segmented basis for the year ended December 30, 2006.

(in millions of U.S. dollars)	North America	U.K.	RCI	Total
Restructuring	$19.8	$0.5	$0.2	$20.5
Asset impairment	15.4	—	—	15.4
Other	—	2.6	—	2.6

	$35.2	$3.1	$0.2	$38.5

Restructuring—We recorded restructuring charges of $20.5 million, including $14.7 million for severance and contract termination costs relating to the closures of Columbus, Lachine, Elizabethtown and Wyomissing, $0.9 million of other severance costs relating to sales and marketing employees and $4.2 million for severance relating to organizational streamlining. The remaining restructuring cost of $0.7 million related to consulting fees incurred in connection with restructuring activities.

Asset impairments—We recorded an impairment loss of $15.4 million, which was comprised of $14.2 million for property, plant and equipment related to the closures of Elizabethtown and Wyomissing, $1.6 million for property, plant and equipment, customer list and information technology software related to the closure of Columbus, and $0.1 million for property, plant and equipment relating to Lachine, net of a $0.5 million recovery from the sale of other assets.

Other—Other items are primarily legal and consulting fees relating to the United Kingdom Competition Commission review of the Macaw Acquisition in the United Kingdom. On April 28, 2006, we received final clearance of the review of our acquisition of Macaw (Holdings) Limited from the United Kingdom Competition Commission.

Note 3—Other (Income) Expense, Net

	For the Years Ended
(in millions of U.S. dollars)	December 27, 2008	December 29, 2007	December 30, 2006
Foreign exchange (gain) loss	$1.0	$(4.4)	$(0.1)
Gain on purchase of 8% senior subordinated notes	—	(0.4)	—
Insurance reimbursement	(4.5)	—	—
Other loss (gain)	(1.2)	0.1	0.2

Total	$(4.7)	$(4.7)	$0.1

Note 4—Interest Expense, Net

	For the Years Ended
(in millions of U.S. dollars)	December 27, 2008	December 29, 2007	December 30, 2006
Interest on long-term debt	$22.9	$23.8	$23.0
Other interest expense	10.0	9.8	10.3
Interest income	(0.6)	(0.8)	(1.1)

Total	$32.3	$32.8	$32.2

Interest paid for the year ended December 27, 2008 was approximately $31.1 million ($33.3 million – December 29, 2007; $32.1 million—December 30, 2006).

Note 5—Income Taxes

(Loss) income before income taxes consisted of the following:

	For the Years Ended
(in millions of U.S. dollars)	December 27, 2008	December 29, 2007	December 30, 2006
Canada	$1.9	$10.3	$7.3
Outside Canada	(144.2)	(95.6)	(41.1)

Loss before income taxes	$(142.3)	$(85.3)	$(33.8)

Income tax (benefit) expense consisted of the following:

	For the Years Ended
(in millions of U.S. dollars)	December 27, 2008	December 29, 2007	December 30, 2006
Current
Canada	$0.4	$(7.1)	$—
Outside Canada	(8.8)	(3.6)	(9.7)

	$(8.4)	$(10.7)	$(9.7)

Deferred
Canada	$—	$—	$0.4
Outside Canada	(11.1)	(3.2)	(7.0)

	$(11.1)	$(3.2)	$(6.6)

Income tax benefit	$(19.5)	$(13.9)	$(16.3)

Net Income tax refunds (including interest) received was $9.6 for the year ended December 27, 2008 (December 29, 2007—0.2 million) . In 2006, we made net income tax payments (including interest) of $7.7 million.

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Years Ended
(in millions of U.S. dollars)	December 27, 2008	December 29, 2007	December 30, 2006
Income tax benefit based on Canadian statutory rates	$(45.4)	$(29.2)	$(11.6)
Foreign tax rate differential	(4.5)	(4.4)	2.0
Inter-company debt structures	(3.3)	(3.7)	(4.5)
Increase (decrease) in valuation allowance	24.3	21.2	(3.5)
(Decrease) increase to reserve	(12.7)	(0.9)	0.8
Non-deductible goodwill impairment	21.7	6.0	—
Other items	0.4	(2.9)	0.5

Income tax benefit	$(19.5)	$(13.9)	$(16.3)

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

(in millions of U.S. dollars)	2008	2007
Unrecognized tax benefits at beginning of year	$62.9	$63.8
Additions based on tax positions taken during a prior period	0.8	5.3
Reductions based on tax positions taken during a prior period	(9.5)	(13.4)
Settlement on tax positions taken during a prior period	(7.4)	—
Lapse in statue of limitations	—	(3.7)
Additions based on tax positions taken during the current period	0.7	2.3
Foreign exchange	(8.8)	8.6

Unrecognized tax benefits at end of year	$38.7	$62.9

As of December 27, 2008, we had total gross unrecognized tax benefits of $38.7 million, of which $19.7 million would, if recognized, impact our effective tax rate over time. The comparable 2007 gross unrecognized tax benefit amounts have been revised to exclude certain deferred tax assets that in the previous year were netted against the unrecognized tax benefit.

Due to cumulative losses generated in the current and prior two years in the United States and Mexico, we believe that it is more likely than not that the benefit from net operating loss carryforwards and other net deferred tax assets in these jurisdictions will not be realized in the future. In determining our conclusion that such assets will not be able to be realized, we considered the current and past two years income/losses reported in these jurisdictions, any recent changes to our business activities that could have a significant impact on recent operating results reported in these jurisdictions, and the reversal of certain deferred tax liabilities during the same time period as the operating losses and deferred tax assets in question. In recognition of this risk, we have provided a valuation allowance of $42.7 million on the net deferred tax assets relating to our net deferred tax assets in these jurisdictions. If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 27, 2008 will be accounted for as a income tax expense reduction.

For the fiscal year ended December 27, 2008, we recovered $5.5 million (December 29, 207—$4.4 million) of interest and penalties in the provision for income taxes and we recognized a receivable of $1.0 million (December 29, 2007—$7.4 million) of interest and penalties in the balance sheet as of December 27, 2008. We have classified the interest and penalties as income tax expense (benefit).

We are currently under audit by the Canada Revenue Agency for tax years 2000 through 2004 and by the Internal Revenue Service for tax years 2004 through 2007. The amounts that may ultimately be payable by us as a result of these audits are uncertain. We believe that the amounts provided for the outcome of these audits in our tax liabilities are adequate and it is reasonably possible a reduction in unrecognized tax benefits, interest and penalties in the next 12 months of between $3.0 million to $5.0 million. We expect our estimates of tax liabilities for these audits may change in the next 12 months as we anticipate these matters to be settled by then. As of December 27, 2008, the tax years prior to 1997 are closed to examination by major tax jurisdictions.

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	December 27, 2008	December 29, 2007
Deferred tax assets
Loss carryforwards	$41.0	$27.2
Leases	11.6	—
Liabilities and reserves	7.2	6.9
Intangibles	11.5	—
Other	9.5	5.5

	80.8	39.6

Deferred tax liabilities
Property, plant and equipment	(36.4)	(31.3)
Intangible assets	(4.4)	(5.4)

	(40.8)	(36.7)

Valuation allowance	(42.7)	(21.2)

Net deferred tax liability	$(2.7)	$(18.3)

The deferred tax assets and liabilities have been classified as follows on the consolidated balance sheet:

(in millions of U.S. dollars)	December 27, 2008	December 29, 2007
Deferred tax assets:
Current	$3.0	$2.5
Long-term	10.3	13.3

Deferred tax liabilities:
Long-term	(16.0)	(34.1)

Net deferred tax liability	$(2.7)	$(18.3)

Through December 27, 2008, we did not provide deferred taxes on the outside basis differences of foreign subsidiaries as we believe that the basis difference will not reverse in the foreseeable future with tax consequences. At December 27, 2008, we have claimed the indefinite reversal exception of APB 23.

As of December 27, 2008, operating loss carryforwards total $172.2 million, consisting of amounts attributed to Canada of $8.6 million, amounts attributed to Mexico for $1.2 million, amounts attributed to U.S. Federal taxable income of $60.2 million and amounts attributed to U.S. state taxable income of $102.2 million. These loss carryforwards expire as follows:

(in millions of US dollars)
2009	$4.1
2010	—
2011	0.6
2012	9.6
2013	1.3
After 2013	156.6

$172.2

Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of our U.S. net operating loss carryforwards, U.S. tax credit carryforwards and certain U.S. deductions may be limited in future periods. We are currently performing an analysis of a potential limitation on the utilization of our carryforwards and deductions due to a possible ownership change as defined in Section 382 of the Internal Revenue Code of 1986. Because of reported changes in stock ownership reflected in filings under Section 13 of the Securities Exchange Act of 1934, we are investigating the changes in actual economic ownership, relating to several investment funds, in order to determine whether a change in control has occurred for tax purposes. Until such analysis and investigation is completed, we are unable to determine if the utilization of its carryforwards and deductions are limited under Section 382. Any limitation under Section 382 would not have a material impact on our results of operations or financial position since we have a valuation allowance related to these carryforwards.

Note 6—Share-based Compensation

As of December 27, 2008, we had six share-based compensation plans, which are described below. The share-based compensation plans have been approved by our shareholders, except for our Common Share Option Plan, which was adopted prior to our initial public offering and our CEO awards, which were inducement grants in connection with attracting and retaining those executives. Subsequent amendments that required shareowner approval have been so approved.

The table below summarizes the stock compensation expense for the years ended 2008, 2007 and 2006. This compensation expense was recorded in selling, general and administrative expenses.

	For the Years Ended
(in millions of U.S. dollars)	2008	2007	2006
Stock options	$0.8	$3.3	9.7
Performance share units	2.2	(1.2)	1.2
Share appreciation rights	0.5	0.7	0.3
Former interim CEO award	0.8	—	—
Former CEO award	1.9	1.2	0.2
EISP award	0.1	0.2	—

Total	$6.3	$4.2	$11.4

As of December 27, 2008, the unrecognized compensation expense and years expected to recognize compensation expense was as follows:

(in millions of U.S. dollars except years)	Unrecognized compensation expense	Years expected to recognize compensation expense
Performance share units	$1.3	1.2
Share appreciation rights	0.5	0.9
Interim CEO award	0.1	0.3
EISP award	0.3	2.0

Total	$2.2

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

Common Share Option Plan

Under the 1986 Common Share Option Plan (the “Option Plan”), as amended, we have reserved a total of 14.0 million common shares for future issuance. Options are granted at a price not less than the fair value of the shares on the date of grant. As of December 27, 2008, there were 7.4 million shares available for issuance under the Option Plan.

There were no common shares issued pursuant to option exercises during 2008. However, in the second quarter and the third quarter of 2008, we granted options to purchase 125,000 shares to new board members who joined the board in 2008.

Options granted after September 1, 1998 expire after 7 years. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferable and when options are exercised we issue new shares. As a result, shares issued upon the exercise of these options are dilutive to our shareowners.

The fair value of each option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	December 27, 2008	December 29, 2007	December 30, 2006
Risk-free interest rate	3.3%	4.7%	3.3% - 3.9%
Average expected life (years)	5.0	3.0	4.0
Expected volatility	76.3%	37.4%	40.0%
Expected dividend yield	—	—	—

Options representing 125,000 shares were issued during the year ended December 27, 2008 at exercise prices ranging from C$2.60 to C$3.50 per share. The fair value of each option grant was estimated to be between C$1.50 and C$1.65 using the Black-Scholes option pricing model. These grants were fully vested at the time of the grant and therefore the entire amount was recorded as share-based compensation during the second and third quarters of 2008. Options representing 50,000 shares were issued during the year ended December 29, 2007 at an exercise price of C$18.48 per share. The fair value of each option grant was estimated to be C$5.70 using the Black-Scholes option pricing model. Because these options were issued to directors, these grants were fully vested at the time of the grant and therefore the entire amount was recorded as share-based compensation during the second quarter of 2007. There were no options granted during the year December 30, 2006.

Option activity was as follows:

	Shares	Weighted average exercise price (C$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (C$)
	(in thousands)			(in thousands)
Balance at December 31, 2005	4,604	$30.69	4.8	$1,099.0
Exercised	(38)	13.61
Forfeited or expired	(1,871)	32.53

Balance at December 30, 2006	2,695	$29.65	3.6	$746.0
Granted	50	18.48
Exercised	(53)	9.87
Forfeited or expired	(324)	28.46

Balance at December 29, 2007	2,368	30.03	2.7	$—
Granted	125	3.32
Exercised	—	—
Forfeited or expired	(1,601)	16.74

Balance at December 27, 2008	892	$27.52	3.0	$—

Vested and expected to vest at December 27, 2008	892	$27.52	3.0	$—

Exercisable at December 27, 2008	892	$27.52	3.0	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on December 27, 2008, which was C$1.27 (December 29, 2007 – C$6.58; December 31, 2006 – C$16.69), and the exercise price, multiplied by the number of in-the-money stock options as of the same date. The total intrinsic value of stock options exercised during the year ended December 27, 2008 was nil (December 29, 2007 – $0.4. million; December 30, 2006 – $0.1 million).

Total compensation cost related to unvested awards under the option plan not yet recognized is nil. The total fair value of shares that vested during the year ended December 27, 2008 was $0.8 million.

Outstanding options at December 27, 2008 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (C$)	Number Exercisable	Remaining Contractual Life (Years)	Weighted Exercise Price (C$)	Number Exercisable	Weighted Exercise Price (C$)
	(in thousands)			(in thousands)
$ 2.60—$ 3.50	125	6.6	$3.32	125	$3.32
$18.48—$29.95	323	3.5	$26.60	323	$26.60
$30.25—$43.64	444	1.6	$35.00	444	$35.00

	892	3.0	$27.52	892	$27.52

Long-Term Incentive Plans

During the second quarter of 2006, our shareowners approved and adopted two long-term incentive plans, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”). The PSU Plan and SAR Plan were amended and restated in the second quarter of 2007.

Amended and Restated PSU Plan

Under the Amended and Restated PSU Plan, performance share units (“PSUs”) may be awarded to employees of our Company and its subsidiaries. The value of an employee’s award under our PSU Plan will depend on (i) our performance over a maximum three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors. PSUs granted will vest over a term not to exceed three fiscal years. The amendments to the PSU Plan allow for early funding by us under the PSU Plan and clarify the authority of our Board of Directors to accelerate the vesting of all or a portion of the unvested PSUs of all of or any of the participants under the PSU Plan on a Change of Control (as such term is defined in the PSU Plan) irrespective of whether termination of employment has occurred. As of December 27, 2008, the trustee under the PSU Plan had purchased 1.6 million common shares in the open market to satisfy our anticipated future liability under the PSU Plan.

Amended and Restated SAR Plan

Under the Amended and Restated SAR Plan, share appreciation rights (“SARs”) may be awarded to employees and directors of our Company and its subsidiaries. SARs typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the vesting date of the SAR. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us. If our share price on the date of vesting is lower than on the date of grant, no payment will be made in respect of those vested SARs. Prior to vesting, there are no dividends paid on the SARs, and holders do not have the right to vote the common shares represented by their SARs. The amendments to the SAR Plan allow for early funding by us and clarify the authority of our Board of Directors to accelerate vesting of some or all of the SARs of all of or any of the participants under the SAR Plan as determined by the Board of Directors or the Human Resources and Compensation Committee in its sole discretion, irrespective of whether termination or a Change of Control (as such term is defined in the SAR Plan) has occurred.

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

During 2008 as compared to 2007, the PSU and SAR activity was as follows:

(In thousands)	Number of PSUs	Number of SARs
Balance at December 30, 2006	531	410
Awarded	690	218
Forfeited	(361)	(6)

Balance at December 29, 2007	860	622
Awarded	1,612	0
Forfeited	(980)	(131)

Outstanding Balance at December 27, 2008	1,492	491

The following table summarizes the number of PSUs awarded during 2008 and the value if the targets under the PSU Plan are met:

	Number of PSUs to be expensed if performance targets are met	Remaining target value per PSU (C$)	Total Value of award if performance targets are met	Total Value of award if performance targets are met
	(in thousands)		(in millions of C$)	(in millions of U.S.$)
Awarded:
February 28, 2008	140	2.91	0.4	0.4
May 2, 2008	1,459	$2.94	$4.2	$4.2
July 7, 2008	13	3.13	0.1	0.1

Total	1,612		$4.7	$4.7

The number of PSUs awarded and target values per PSU noted above are based on an assumption that our performance targets will be achieved. The number of units and target values can vary from 0 to 150% depending on the level of performance achieved relative to the performance target. Subject to the terms of the PSU Plan, the vesting date for the PSUs awarded in fiscal 2007 will be December 26, 2009. We did not meet the targets for the PSUs awarded in fiscal 2006 and as such those awards were forfeited as of December 27, 2008. The target values per PSU noted in the table above were determined based on the closing market price of our common shares on the Toronto Stock Exchange (“TSX”) on the last trading day prior to the award date. As of December 27, 2008, no compensation costs were recognized associated with these units because it is not probable that the targets will be met.

In connection with the termination of certain employees under the North American Plan, we made a cash payment of $1.6 million to such employees, which amount is equal to the value (based on the closing price of our stock on the TSX on the applicable date of termination) representing the pro rata portion of PSUs awarded to each terminated employee in 2006 and 2007.

In the first quarter of 2008, we awarded a fixed dollar amount of $4.2 million of PSUs (representing 1.5 million shares) to certain executives as a retention incentive. We met certain performance targets as of December 27, 2008 and as a result, $1.1 million of these awards vested as of December 27, 2008 with an anticipated additional $1.9 million vesting as of December 26, 2009. The remainder of this award has been forfeited due to terminations. This award is payable in shares and has been accounted for as an equity award in accordance with SFAS 123R. We also awarded $0.4 million of individual sign-on awards in the first and third quarters of 2008 that will vest if certain performance targets are met. We recognized $2.2 million of compensation costs associated with these awards for 2008.

During the first quarter of 2007, we awarded to our employees 217,836 SARs having a fair value of $1.0 million. Subject to the terms of the SAR Plan, the vesting dates for the SARs awarded in fiscal 2006 and 2007 will be July 26, 2009, October 25, 2009 and February 19, 2010.

The fair value of the SARs grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	December 29, 2007	December 30, 2006
Risk-free interest rate	5.05%	5.05%
Average expected life (years)	4.0	4.0
Expected volatility	33.9%	33.9%
Expected dividend yield	—	—

Other Share-Based Compensation

In 2006, Brent Willis, our former Chief Executive Officer, received a net cash award of $0.9 million at the commencement of his employment to purchase shares of the Company. The purchased shares were required to be held for a minimum of three years. Mr. Willis’s employment terminated in March 2008, and as part of his termination agreement, we will no longer enforce the requirement that he hold the shares. In 2008, $0.4 million (December 29, 2007—$0.3 million) was recorded as compensation expense. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. For 2008, compensation costs of $1.4 million were expensed as compensation expense because the shares vested upon termination. On May 16, 2007, one third of his grant vested and, as a result, he received 68,000 common shares, which was recognized as an issuance of share capital. As part of his termination agreement, the remaining 136,000 shares were vested upon his termination and $0.3 million of cash (which was reclassified as a liability award) was paid based on the fair value of such shares.

In connection with his appointment, we granted to David Gibbons, our former Interim Chief Executive Officer, 720,000 restricted stock units on March 24, 2008, of which 360,000 units vested immediately. Of the remaining 360,000 restricted stock units, 300,000 vested ratably on a monthly basis over a five-month period beginning October 24, 2008 through February 27, 2009. Mr. Gibbons resigned his position and his employment arrangements came to an end on February 27, 2009, at which time 6,000 prorated restricted stock units vested and the remaining 54,000 restricted stock units were forfeited. This award is recognized as compensation expense over the vesting period. For 2008, $0.8 million of this award was recorded as compensation expense to reflect the value of the 540,000 vested restricted stock units and the anticipated vesting of the 120,000 remaining shares as of December 27, 2008. The fair value and compensation costs vary based on share price and this has been accounted for as a liability award in accordance with SFAS 123R.

Restated Executive Incentive Share Purchase Plan

In the second quarter of 2007, our shareowners approved a restated executive incentive share purchase plan (the “EISP Plan”), which allows officers and senior management executives, as designated by the Human Resources and Compensation Committee, to elect to receive their performance bonus (or a portion thereof) as common share units held on their behalf by an independent trust. If the employee elects to receive common share units, we will provide to the employee an equal number of shares, which vest in three years provided certain corporate performance goals are achieved (“Match Portion”).

The Match Portion of the performance bonus is estimated based on the employee’s election and will be amortized over the service period of approximately four years. During 2007, employees elected to defer a total of $1.1 million under the EISP Plan. The Company recorded an expense of $0.1 million for the year ended December 27, 2008 related to the anticipated 2007 matching portion of the performance bonus. No amount has been accrued for the Match Portion for 2008 deferrals because corporate performance goals were not achieved.

Note 7—Comprehensive Loss

(in millions of U.S. dollars)	Currency Translation Adjustment	Pension	Income (Loss)	Change in Unrealized Loss on Cash Flow Hedges	Total
Balance at December 31, 2005	$4.7	$—	$186.2	$(0.4)	$190.5
2006 activity, net of tax	12.8	—	(17.5)	0.4	(4.3)

Balance at December 30, 2006	17.5	—	168.7	—	186.2
2007 activity, net of tax	17.9	(3.1)	(75.6)	—	(60.8)

Balance at December 29, 2007	35.4	(3.1)	93.1	—	125.4
2008 activity, net of tax	(76.6)	(3.5)	(122.8)	—	(202.9)

Balance at December 27, 2008	$(41.2)	$(6.6)	$(29.7)	$—	$(77.5)

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

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	For the Years Ended
(In thousands)	December 27, 2008	December 29, 2007	December 30, 2006
Weighted average number of shares outstanding—basic	71,017	71,831	71,726
Dilutive effect on stock options	—	—	47

Adjusted weighted average number of shares outstanding—diluted	71,017	71,831	71,773

At December 27, 2008, options to purchase 891,740 (December 29, 2007—2,368,114, December 30, 2006—2,333,964) shares of common stock at a weighted average exercise price of C$27.52. (December 29, 2007—C$30.03, December 30, 2006—C$31.98) per share were outstanding, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of our common stock.

Note 9—Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned soft drinks, waters, juice-based products, energy drinks and ready-to-drink teas to regional and national grocery, mass-merchandise and wholesale chains through five reportable segments—North America (which includes the U.S. reporting unit and Canada reporting unit), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, RCI and All Other (which includes our business in Asia). We closed our active Asian operations at the end of 2008. We changed the operating segments in the third quarter of 2008 to reflect a change in our management structure and how information is reported to management.

Operating Segments

	December 27, 2008
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue [1]	$1,178.0	$385.3	$61.9	$22.0	$0.9	$1,648.1
Depreciation and amortization	62.2	16.2	2.3	—	—	80.7
Restructuring, asset and goodwill impairments and other charges
Restructuring	6.7	—	—	—	—	6.7
Goodwill impairments	—	69.2	—	—	—	69.2
Asset impairments	37.0	—	—	—	—	37.0
Operating (loss) income	(56.3)	(53.5)	(8.8)	8.1	(2.5)	(113.0)
Property, plant and equipment	244.1	88.7	14.0	—	—	346.8
Goodwill	22.5	—	—	4.5	—	27.0
Intangibles and other assets	150.2	18.3	0.9	—	0.2	169.6
Total assets [2]	642.3	189.3	29.9	11.6	—	873.1
Additions to property, plant and equipment	44.1	8.5	3.3	—	—	55.9

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.

[2]	Excludes intersegment receivables, investments and notes receivable.

	December 29, 2007
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue [1]	$1,274.9	$405.3	$69.4	$26.8	$—	$1,776.4
Depreciation and amortization	52.6	17.9	1.2	—	—	71.7
Restructuring, asset and goodwill impairments and other charges						—
Restructuring	25.4	(1.2)	—	0.1	—	24.3
Goodwill impairments	55.8	—	—	—	—	55.8
Asset impairments	10.7	—	—	—	—	10.7
Operating (loss) income	(78.4)	16.6	1.7	10.7	(5.1)	(54.5)
Property, plant and equipment	250.8	125.2	12.4	—	—	388.4
Goodwill	28.0	75.8	—	4.5	—	108.3
Intangibles and other assets	208.0	26.4	1.6	—	—	236.0
Total assets [2]	745.2	351.1	35.5	11.9	0.7	1,144.4
Additions to property, plant and equipment	55.8	17.4	0.1	—	—	73.3

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.

[2]

Excludes intersegment receivables, investments and notes receivable. Also, we reclassified certain amounts in the North America operating segment to conform to the current period’s presentation, which includes a reclassification of $4.5 million from accrued liabilities to allowance for doubtful accounts.

	December 30, 2006
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue [1]	$1,344.7	$341.6	$62.2	$23.3	$—	$1,771.8
Depreciation and amortization	69.3	16.1	1.4	—	—	86.8
Restructuring, asset and goodwill impairments and other charges
Restructuring and other	19.8	0.5	—	0.2	—	20.5
Asset impairments	15.4	—	—	—	—	15.4
Other	—	2.6	—	—	—	2.6
Operating (loss) income	(13.7)	7.9	—	8.7	(0.6)	2.3
Property, plant and equipment	235.3	114.9	10.0	—	—	360.2
Goodwill	79.2	74.7	—	4.5	—	158.4
Intangibles and other assets	215.5	34.4	0.8	—	—	250.7
Total assets [2]	777.6	323.1	29.4	10.3	0.3	1,140.7
Additions to property, plant and equipment	27.4	6.9	0.8	—	—	35.1

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.

[2]	Excludes intersegment receivables, investments and notes receivable.

For the year ended December 27, 2008, sales to Wal-Mart accounted for 35.7% (2007—39.8%, 2006—38.1%) of our total revenues, 42.5% of our North America operating segment revenues (2007—46.4%, 2006—47.5%), 21.0% of our U.K. operating segment revenues (2007—26.5%, 2006—14.0%), 22.2% of our Mexico operating segment revenues (2007—22.1%, 2006—25.3%).

Credit risk arises from the potential default of a customer in meeting its financial obligations with us. Concentrations of credit exposure may arise with a group of customers that have similar economic characteristics or that are located in the same geographic region. The ability of such customers to meet obligations would be similarly affected by changing economic, political or other conditions. We are not currently aware of any facts that would create a material credit risk.

Revenues by geographic area are as follows:

(in millions of U.S. dollars)	December 27, 2008	December 29, 2007	December 30, 2006
United States	$1,006.8	$1,087.0	$1,156.2
Canada	229.2	268.6	229.7
United Kingdom	385.3	405.4	341.6
Mexico	61.9	69.4	62.2
RCI	22.0	26.8	23.2
All Other	0.9	—	—
Elimination [1]	(58.0)	(80.8)	(41.1)

	$1,648.1	$1,776.4	$1,771.8

[1]

Represents intersegment revenue among all countries, of which $12.4 million, $15.1 million and $11.5 million represents intersegment revenue between North America and our international segments for December 27, 2008, December 29, 2007, and December 30, 2006, respectively.

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	December 27, 2008	December 29, 2007
United States	$201.2	$191.4
Canada	42.9	59.4
United Kingdom	88.7	125.2
Mexico	14.0	12.4

	$346.8	$388.4

Note 10—Accounts Receivable, Net

(in millions of U.S. dollars)	December 27, 2008	December 29, 2007
Trade receivables	$158.3	$189.4
Allowance for doubtful accounts	(5.5)	(4.9)
Other	11.6	10.9

	$164.4	$195.4

Note 11—Inventories

(in millions of U.S. dollars)	December 27, 2008	December 29, 2007
Raw materials	$40.0	$50.1
Finished goods	54.5	61.4
Other	16.6	18.6

	$111.1	$130.1

Note 12—Property, Plant and Equipment

	December 27, 2008			December 29, 2007
(in millions of U.S. dollars)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$19.6	$—	$19.6	$24.3	$—	$24.3
Buildings	111.1	38.1	73.0	128.5	39.5	89.0
Machinery and equipment
Owned	480.1	267.4	212.7	504.9	271.8	233.1
Capital leases	3.6	0.3	3.3	8.8	2.1	6.7
Plates, films & and molds	32.7	24.8	7.9	35.3	22.2	13.1
Vending	22.3	18.3	4.0	35.9	28.6	7.3
Transportation equipment	0.8	0.6	0.2	1.3	1.1	0.2
Leasehold improvements	35.0	11.0	24.0	21.4	9.2	12.2
Furniture and fixtures	11.6	9.5	2.1	15.0	12.5	2.5

	$716.8	$370.0	$346.8	$775.4	$387.0	$388.4

Depreciation expense for fiscal 2008 was $53.5 million ($50.0 million—December 29, 2007; $61.8 million—December 30, 2006). Construction in progress for our water bottling equipment of $16.5 million was included in “Machinery and equipment” for fiscal 2007.

Note 13—Intangibles and Other Assets

	December 27, 2008			December 29, 2007
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0	$80.4	$—	$80.4

Subject to amortization
Customer relationships	157.5	69.9	87.6	165.9	60.8	105.1
Trademarks	24.8	13.2	11.6	29.9	13.6	16.3
Information technology	51.0	42.4	8.6	65.5	44.2	21.3
Other	3.6	1.7	1.9	4.0	1.5	2.5

	236.9	127.2	109.7	265.3	120.1	145.2

	281.9	127.2	154.7	345.7	120.1	225.6

Other Assets
Financing costs	6.7	1.7	5.0	4.8	4.1	0.7
Deposits	7.6	—	7.6	1.2	—	1.2
Other	7.8	5.5	2.3	13.3	4.8	8.5

	22.1	7.2	14.9	19.3	8.9	10.4

Total Intangibles & Other Assets	$304.0	$134.4	$169.6	$365.0	$129.0	$236.0

Amortization expense of intangibles was $27.2 million during 2008 ($24.6 million—December 29, 2007; $24.6 million—December 30, 2006). Amortization of intangibles includes $10.4 million ($8.5 million—December 29, 2007; $8.8 million—December 30, 2006) relating to information technology assets and $1.1 million ($1.8 million—December 29, 2007; $1.1 million—December 30, 2006) relating to deferred financing assets. As of December 27, 2008, we recorded an asset impairment related to the Rights of $35.4 million, primarily due to the decline of our North America case volume partially offset by anticipated increased overseas concentrate volume in our RCI operating segment.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
2009	$15.7
2010	10.9
2011	9.0
2012	9.0
2013	8.8

$53.4

Note 14—Accounts Payable and Accrued Liabilities

(in millions of U.S. dollars)	December 27 2008	December 29 2007
Trade payables	$98.9	$118.3
Accrued compensation	11.0	15.8
Accrued sales incentives	21.0	18.4
Accrued interest	1.3	1.5
Restructuring—Note 2	3.8	2.1
Payroll, sales and other taxes	14.0	16.2
Other accrued liabilities	16.7	23.1

	$166.7	$195.4

Note 15—Debt

Our debt is summarized as follows:

(in millions of U.S. dollars)	December 27, 2008	December 29, 2007
8% senior subordinated notes due in 2011 [1]	$269.0	$269.0
Senior secured credit facility	—	102.3
ABL facility	107.5	—
GE Obligation	28.7	—
Receivables securitization	—	33.0
Other capital leases	3.4	3.1
Other debt	3.2	3.9

Total debt	411.8	411.3
Less: Short-term borrowings and current debt:
ABL facility	107.5	—
Senior secured credit facility	—	95.5
Receivables securitization	—	33.0
Other short-term debt [2]	—	8.5

Total short-term borrowings	107.5	137.0
GE obligation—current maturities	6.7	—
Other capital leases—current maturities	0.3	2.4
Other debt—current maturities	0.6	—

Total current debt	115.1	139.4

Long-term debt before discount	296.7	271.9
Less discount on 8% notes	(2.3)	(2.9)

Total long-term debt	$294.4	$269.0

[1]	Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001.

[2]	Includes $6.7 million of negative cash position as of December 29, 2007.

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)
2009	$7.7
2010	6.5
2011	274.0
2012	3.3
2013	1.7
Thereafter	5.1

	$298.3	[1]

[1]

We funded the purchase of a new water bottling equipment through an interim financing agreement signed in January 2008 (the “GE Obligation”). At the end of the GE Obligation, we will return $6.0 million of assets in exchange for the extinguishment of $6.0 million in debt.

Debt

8% Senior subordinated notes due in 2011

Our Notes are due on December 15, 2011. As of December 27, 2008, the principal amount of those Notes was $269.0 million. The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on these notes is payable semi-annually on June 15th and December 15th. During 2007, we repurchased and cancelled $6.0 million face value of such Notes on the open market at a purchase price of $5.5 million.

We may redeem all or a part of the Notes upon not less than 30 or more than 60 days’ notice. In addition to the redemption price, accrued and unpaid interest and penalties, including liquidated damages (as defined in the indentures governing the Notes), are due.

ABL facility

On March 31, 2008, we entered into a new ABL credit facility that provides financing for the United States, Canada, the United Kingdom and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL facility replaced our former senior secured credit facilities in the United States, Canada, the United Kingdom, and Mexico and our receivables securitization facility in the United States, the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

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

(in millions of U.S. dollars)	Average Aggregrate Availability	ABR Spread	Canadian Prime Spread	Eurodollar Spread	LIBOR Spread
	Over $175	0.50%	0.50%	2.00%	2.00%
	$100 – 175	0.75%	0.75%	2.25%	2.25%
	$50 – 100	1.00%	1.00%	2.50%	2.50%
	Under $50	1.25%	1.25%	2.75%	2.75%

The interest rate for the ABL facility as of December 27, 2008 was 3.2%. As of December 27, 2008, our ABL borrowings are comprised of $90.0 million of LIBOR borrowings and $17.5 million of ABR Spread borrowings. Our commitment fee also changes based on the average utilization of the ABL. This fee ranges from 0.25% per annum to 0.375% per annum. We currently pay 0.375% per annum.

We incurred $5.3 million of financing fees in connection with the ABL facility. The financing fees are being amortized over a five-year period which represents the life of the ABL facility.

GE Financing Agreement

We funded $32.5 million of new water bottling equipment through an interim financing and lease arrangement that was signed in January 2008. We executed this lease in the third quarter of 2008 and began making payments on the lease obligation. It is being reported as a finance lease obligation. The quarterly payments under the lease obligation total approximately $8.8 million per annum for two years, $5.3 million per annum for the subsequent two years, then $1.7 million per annum for the final four years.

Covenant Compliance

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default. The debt under the ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexico subsidiaries. The ABL facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL facility include nonpayment, inaccuracy of representations and warranties (which would include the occurrence of an event having a material adverse effect), violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards.

As of December 27, 2008, our total availability under the ABL facility was $163.8 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of November 22, 2008 (the November month-end under the terms of the credit agreement) and we had $107.5 million of ABL borrowings outstanding and $10.8 million in outstanding letters of credits. As a result, our excess availability under the ABL facility was $45.5 million. Each month’s borrowing base is not effective until submitted to the lenders, which is usually on the fifteenth of the following month. The ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million If this covenant had been triggered as of December 27, 2008, we would not have been in compliance with the fixed charge coverage ratio. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on December 27, 2008.

8% Senior Subordinated Notes due 2011

The indenture governing the Notes contains a number of business and financial covenants and events of default that apply to the issuer and the guarantors. In addition to us, the guarantors are, in general, the subsidiaries organized in Canada, the U.S., and the United Kingdom. Events of default or triggers for prepayment provided for under the indenture include, among others: (i) a change of control of us in certain circumstances; (ii) unsatisfied judgments or cross-default or cross-acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture; (iii) our insolvency or that of the restricted subsidiaries; and (iv) covenant default under the credit facilities or indenture. Some of the more material financial covenants are discussed below.

The indenture has numerous covenants that are applicable to Cott Beverages Inc. and the guarantors. We can only make restricted payments, such as paying dividends, buying back stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50.0% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60.0 million in the aggregate, may be made without satisfying the restricted payments test.

We can only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of December 27, 2008, our fixed charge coverage ratio under the indenture was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75.0% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends if we are in default under the indenture. Many of the covenants also effectively limit transactions with our unrestricted subsidiaries or non-guarantor entities.

We believe we have been in compliance with all of the covenants under the Notes and there have been no amendments to any such covenants since they were issued.

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at December 27, 2008, these conditions of default did not exist with respect to any other indebtedness.

Note 16—Benefit Plans

We maintain two noncontributory defined benefit plans resulting from prior acquisitions that cover certain other employees under a collective bargaining agreement in the United States (“U.S. Plan”) and certain salaried employees in the United Kingdom (“U.K. Plan”). Retirement benefits for employees covered by the U.S. Plan are based on years of service multiplied by a monthly benefit factor. The monthly benefit for employees under the U.K. Plan is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Both Plans are closed to new participants. We use a December 31 measurement date for both of our plans.

Accumulated Other Comprehensive Loss as of December 29, 2007 includes an out of period adjustment to record the unfunded liability of the U.K. Plan. The adjustment of $2.2 million (net of income tax of $0.9 million) was to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS 158”), which required that we record the unfunded status of the pension plan. We should have recognized this adjustment to Accumulated Other Comprehensive Loss on December 30, 2006. In addition, we recorded an out of period adjustment in Accumulated Other Comprehensive Loss to recognize a minimum pension liability of $0.9 million (net of tax of $0.3 million) as required by SFAS No. 87 “Employers Accounting for Pensions” (“SFAS 87”) and SFAS 158 for our U.K. Pension Plan. Since the U.K. pension plan is sponsored by our U.K. subsidiary, the recording of the minimum plan liability required an out of period adjustment of $1.0 million to reduce the currency translation adjustment recorded in Other Comprehensive Income (Loss). We should have recognized minimum pension liabilities and the corresponding effect of currency translation in prior years. The recording of the pension plan did not have a material impact on the Consolidated Statement of Loss and we have concluded, through a quantitative and qualitative analysis, that the adjustments to Accumulated Other Comprehensive Loss are not material to 2007 or prior years’ consolidated financial statements.

Obligations and Funded Status

The following table sets forth the change in the benefit obligation, change in plan assets and unfunded status of the two plans:

(in millions of U.S. dollars)	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$33.6	$33.1
Service cost	0.3	0.6
Interest cost	1.6	1.7
Plan participant contributions	0.1	0.2
Benefit payments	(0.8)	(0.9)
Actuarial (gains) losses	(2.6)	(1.4)
Translation gains (losses)	(7.4)	0.3

Benefit obligation at end of year	$24.8	$33.6

Change in Plan Assets
Plan assets beginning of year	$27.9	$26.0
Employer contributions	0.9	1.3
Plan participant contributions	0.1	0.2
Benefit payments	(0.8)	(0.9)
Actual return on plan assets	(5.4)	1.2
Translation gains (losses)	(6.0)	0.1

Fair value at end of year	$16.7	$27.9

Funded Status of Plan
Projected benefit obligation	$(24.8)	$(33.6)
Fair value of plan assets	16.7	27.9

Unfunded status	$(8.1)	$(5.7)

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $8.1 million and $5.7 million at the end of 2008 and 2007, respectively.

Periodic Pension Costs

The components of net periodic pension cost are as follows for 2008 and 2007:

(in millions of U.S. dollars)	2008	2007
Net Periodic Pension Cost
Service cost	$0.3	$0.6
Interest cost	1.6	1.7
Expected return on plan assets	(1.6)	(1.8)
Amortization of net loss	0.3	0.4

Net periodic pension cost	$0.6	$0.9

Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost are as follows:

(in millions of U.S. dollars)	2008	2007
Items not yet recognized as a component of net periodic cost:
Unamortized prior service benefit	$(0.4)	$(0.5)
Unrecognized net actuarial (loss) gain	(6.2)	(2.6)

Unamortized prior service benefit or actual loss	$(6.6)	$(3.1)

Assumptions

Weighted average assumptions used to determine benefit obligations at year-end:

	2008	2007
Discount rate	6.0%	6.0%

Weighted average assumptions used to determine net periodic benefit cost at year-end:

	2008	2007
U.K. Plan
Discount rate	6.4%	5.9%
Expected long-term rate of return on plan assets	6.9%	7.1%

U.S. Plan
Discount rate	6.4%	5.8%
Expected long-term rate of return on plan assets	7.0%	7.0%

The discount rate for the U.S. Plan is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits for this type of plan. The discount rate of the U.K. Plan is based on a model portfolio of AA rated bonds, using the redemption yields on the constituent stocks of the Merrill Lynch index with a maturity matched to the estimated future pension benefits. The U.K. and U.S. Plan’s expected return on plan assets are based on our expectation of the long-term average rate of return on assets in the pension funds, which is based on the allocation of assets.

Asset Mix

Our pension plan weighted-average asset allocations by asset category are as follows:

	2008	2007
U.K. Plan
Equity securities	60.0%	60.0%
Debt securities	40.0%	40.0%

U.S. Plan
Equity securities	50.0%	50.0%
Debt securities	50.0%	50.0%

Plan Assets

Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, but listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. The target allocation percentages for the U.K. Plan assets are 60% in equity securities and 40% in debt securities. The target allocation percentages for the U.S. Plan assets are 50% in equity securities and 50% in debt securities. None of our equity or debt securities are included in plan assets.

Cash Flows

We expect to contribute $0.7 million to the pension plans during the 2009 fiscal year.

The following benefit payments are expected to be paid:

(in millions of U.S. dollars)
Expected benefit payments
FY 2009	$0.6
FY 2010	0.6
FY 2011	0.8
FY 2012	0.9
FY 2013	1.1
FY 2014 through FY 2018	7.1

Cott primarily maintains deferred contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $5.0 million for the year ended December 27, 2008 ($5.7 million— December 29, 2007; $6.5 million—December 30, 2006). Total expense for 2006 includes approximately $1.0 million for the defined benefit pension plan.

Note 17—Commitments and Contingencies

We lease buildings, machinery & equipment, computer software and furniture & fixtures. All contractual increases and rent free periods included in the lease contract are taken into account when calculating the minimum lease payment and recognized on a straight line basis over the lease term. Certain leases have renewal periods and contingent rentals, which are not included in the table below. The minimum annual payments under operating leases are as follows:

(in millions of U.S. dollars)
2009	$19.6
2010	15.6
2011	13.3
2012	10.4
2013	8.4
Thereafter	31.6

$98.9

Operating lease expenses were:

(in millions of U.S. dollars)
Year ended December 27, 2008	$21.8
Year ended December 29, 2007	22.5
Year ended December 30, 2006	17.8

$62.1

Operating lease expenses are shown net of sublease income of $0.7 million for 2008. As of December 27, 2008, we had commitments for capital expenditures of approximately $7.3 million and commitments for inventory of approximately $135.3 million.

In 2007, we entered into a $39.7 million purchase obligation for new equipment to support our bottled water business. Of the $39.7 million, payments of $16.5 million were made as of December 29, 2007. In the first quarter of 2008, we also entered into a capital lease with GE to fund $31.4 million of this purchase obligation. The lease provides for quarterly rental payments over a term of 96 months beginning June 1, 2008. The quarterly rental payments are $2.0 million from June 1, 2008 through May 30, 2010, declining to $1.2 million on June 1, 2010 through May 31, 2012, and declining to $0.4 million on June 1, 2012 through the balance of the lease. At the end of the lease term, we have the option to purchase the equipment at its then fair market value or return the equipment to GE.

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

We had $10.8 million in standby letters of credit outstanding as of December 27, 2008 ($6.5 million— December 29, 2007).

Note 18—Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares on the open market for $6.4 million, of which 2.0 million shares, or $5.4 million, are to be used to satisfy any future liability under the PSU Plan and the EISP Plan and 0.3 million shares, or $1.0 million, are held in trust for our employees as part of the deferred compensation arrangement under the EISP Plan. See Note 6 for further details of these two plans. Treasury shares are reported at cost.

Note 19—Quarterly Financial Information—(Unaudited)

	Year ended December 27, 2008
(In millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$389.7	$466.5	$420.5	$371.4	$1,648.1
Cost of sales	348.9	409.5	372.8	335.9	1,467.1

Gross Profit	40.8	57.0	47.7	35.5	181.0
Selling, general and administrative expenses	52.8	44.5	42.4	40.1	179.8
Loss on disposal of property, plant and equipment	0.2	0.1	0.1	0.9	1.3
Restructuring, asset and goodwill impairments and other charges:
Restructuring	—	6.7	(0.1)	0.1	6.7
Goodwill impairments	—	—	69.2	—	69.2
Asset impairments	—	0.4	26.6	10.0	37.0

Operating (loss) income	(12.2)	5.3	(90.5)	(15.6)	(113.0)

Net (loss) income	$(21.3)	$(1.8)	$(87.6)	$(12.1)	$(122.8)

Per share data:
Net income (loss) per common share
Basic	$(0.30)	$(0.03)	$(1.25)	$(0.17)	$(1.73)
Diluted	$(0.30)	$(0.03)	$(1.25)	$(0.17)	$(1.73)

	Year ended December 29, 2007
(In millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$400.2	$498.5	$464.5	$413.2	$1,776.4
Cost of sales	346.7	438.9	418.8	373.6	1,578.0

Gross Profit	53.5	59.6	45.7	39.6	198.4
Selling, general and administrative expenses	37.7	44.6	34.2	45.4	161.9
Loss (gain) on disposal of property, plant and equipment	—	(0.4)	0.2	0.4	0.2
Restructuring, asset and goodwill impairments and other charges:
Restructuring	0.3	9.1	14.1	0.8	24.3
Goodwill impairments	—	—	—	55.8	55.8
Asset impairments	—	—	0.9	9.8	10.7

Operating (loss) income	15.5	6.3	(3.7)	(72.6)	(54.5)

Net (loss) income	$4.8	$4.7	$(5.8)	$(75.1)	$(71.4)

Per share data:
Net income (loss) per common share
Basic	$0.07	$0.07	$(0.08)	$(1.05)	$(0.99)
Diluted	$0.07	$0.07	$(0.08)	$(1.05)	$(0.99)

Note 20—Guarantor Subsidiaries

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

Condensed Consolidating Statement for Income

For the year ended December 27, 2008

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$229.1	$942.8	$391.2	$138.2	$(53.2)	$1,648.1
Cost of sales	191.7	858.3	343.4	126.9	(53.2)	1,467.1

Gross profit	37.4	84.5	47.8	11.3	—	181.0
Selling, general and administrative expenses	46.0	83.5	34.6	15.7	—	179.8
Loss (gain) on disposal of property, plant and equipment	0.5	1.2	(0.4)	—	—	1.3
Restructuring, asset impairments and other charges:
Restructuring and other	1.1	5.7	—	(0.1)	—	6.7
Goodwill impairments	—	—	69.2	—	—	69.2
Asset impairments	—	37.0	—	—	—	37.0

Operating (loss) income	(10.2)	(42.9)	(55.6)	(4.3)	—	(113.0)
Other (income) expense, net	—	(0.2)	(5.3)	0.8	—	(4.7)
Intercompany Interest expense (income), net	(12.4)	12.9	(0.5)	—	—	—
Interest expense (income), net	0.3	31.7	—	0.3	—	32.3
Minority interest	—	—	—	1.7	—	1.7

(Loss) income before income taxes (recovery) and equity (loss) income	1.9	(87.3)	(49.8)	(7.1)	—	(142.3)
Income taxes (recovery) expense	0.4	(22.1)	1.6	0.6	—	(19.5)
Equity (loss) income	(124.3)	1.8	(73.6)	—	196.1	—

Net (loss) income	$(122.8)	$(63.4)	$(125.0)	$(7.7)	$196.1	$(122.8)

Condensed Consolidating Statement for Income

For the year ended December 29, 2007

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$268.6	$1,033.8	$409.6	$135.8	$(71.4)	$1,776.4
Cost of sales	228.5	943.0	357.9	120.0	(71.4)	1,578.0

Gross profit	40.1	90.8	51.7	15.8	—	198.4
Selling, general and administrative expenses	31.2	84.6	37.1	9.0	—	161.9
Loss (gain) on disposal of property, plant and equipment	—	0.4	(0.2)	—	—	0.2
Restructuring, asset impairments and other charges:
Restructuring and other	10.2	15.3	(1.2)	—	—	24.3
Goodwill impairments	—	55.8	—	—		55.8
Asset impairments	—	5.6	5.1	—	—	10.7

Operating (loss) income	(1.3)	(70.9)	10.9	6.8	—	(54.5)
Other (income) expense, net	(4.5)	1.5	(0.7)	(1.0)	—	(4.7)
Interest expense (income), net	(7.1)	37.1	—	2.8	—	32.8
Minority interest	—	—	—	2.7	—	2.7

(Loss) income before income taxes (recovery) and equity (loss) income	10.3	(109.5)	11.6	2.3	—	(85.3)
Income taxes (recovery) expense	(7.1)	(6.7)	(0.6)	0.5	—	(13.9)
Equity (loss) income	(88.8)	2.8	(100.2)	—	186.2	—

Net (loss) income	$(71.4)	$(100.0)	$(88.0)	$1.8	$186.2	$(71.4)

Condensed Consolidating Statement for Income

For the year ended December 30, 2006

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$229.7	$1,091.8	$396.0	$126.9	$(72.6)	$1,771.8
Cost of sales	188.4	968.3	360.4	110.4	(72.6)	1,554.9

Gross profit	41.3	123.5	35.6	16.5	—	216.9
Selling, general and administrative expenses	34.1	94.6	36.9	10.5	—	176.1
Loss (gain) on disposal of property, plant and equipment	(0.5)	0.6	(0.1)	—	—	(0.0)
Restructuring and asset impairments
Restructuring	1.9	18.2	0.4	—	—	20.5
Asset impairments	—	14.2	1.0	0.2	—	15.4
Other	—	—	2.6	—	—	2.6

Operating income (loss)	5.8	(4.1)	(5.2)	5.8	—	2.3
Other expense (income), net	(0.1)	9.2	(1.9)	(5.6)	(1.5)	0.1
Interest expense (income), net	(0.2)	31.4	1.1	(0.1)	—	32.2
Minority interest	—	—	—	3.8	—	3.8

Income (loss) before income taxes (recovery) and equity (loss) income	6.1	(44.7)	(4.4)	7.7	1.5	(33.8)
Income taxes (recovery) expense	—	(18.4)	0.3	8.5	(6.7)	(16.3)
Equity (loss) income	(23.6)	(9.9)	(10.9)	—	44.4	—

Net (loss) income	$(17.5)	$(36.2)	$(15.6)	$(0.8)	$52.6	$(17.5)

Consolidating Balance Sheet

As of December 27, 2008

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash	$2.1	$3.1	$7.4	$2.1	—	$14.7
Accounts receivable	37.1	97.2	57.7	18.3	(45.9)	164.4
Income taxes recoverable	—	7.7	—	—	—	7.7
Inventories	19.2	68.7	17.6	5.6	—	111.1
Prepaid expenses and other assets	2.2	3.9	3.0	0.2	—	9.3
Deferred income taxes	—	3.0	—	—	—	3.0

	60.6	183.6	85.7	26.2	(45.9)	310.2
Property, plant and equipment	42.9	197.1	93.9	12.9	—	346.8
Goodwill	22.5	4.5	—	—	—	27.0
Intangibles and other assets	3.3	119.1	18.3	28.9	—	169.6
Deferred income taxes	10.2	—	0.1	—	—	10.3
Tax receivable	—	9.2	—	—	—	9.2
Due from affiliates	249.7	10.0	210.3	41.9	(511.9)	—
Investments in subsidiaries	—	14.8	—	131.8	(146.6)	—

	389.2	538.3	408.3	241.7	(704.4)	873.1

LIABILITIES
Current liabilities
Short-term borrowings	2.9	104.6	—	—	—	107.5
Current maturities of long-term debt	—	7.3	—	0.3	—	7.6
Income taxes payable	—	0.1	—	—	—	0.1
Accounts payable and accrued liabilities	38.2	95.9	64.3	14.2	(45.9)	166.7
Deferred income taxes	—	—	—	—	—	—

	41.1	207.9	64.3	14.5	(45.9)	281.9
Long-term debt	—	291.4	—	3.0	—	294.4
Other long-term liabilities	0.1	9.6	6.3	—	—	16.0
Other tax liabilities	18.0	—	—	0.3	—	18.3
Deferred income taxes	—	4.8	11.2	—	—	16.0
Losses and distributions in excess of investment	57.8	—	272.7	—	(330.5)	—
Due from affiliates	43.0	209.2	247.0	12.7	(511.9)	—

	160.0	722.9	601.5	30.5	(888.3)	626.6

Minority interest	—	—	—	17.3	—	17.3

Shareowners’ Equity
Capital stock
Common shares	275.0	211.4	294.5	175.3	(681.2)	275.0
Treasury shares	(6.4)	—	—	—	—	(6.4)
Restricted shares	—	—	—	—	—	—
Additional paid-in-capital	38.1	(1.0)	—	1.0	—	38.1
(Accumulated deficit) retained earnings	(29.7)	(393.2)	(502.9)	(20.7)	916.8	(29.7)
Accumulated other comprehensive (loss) income	(47.8)	(1.8)	15.2	38.3	(51.7)	(47.8)

	229.2	(184.6)	(193.2)	193.9	183.9	229.2

	$389.2	$538.3	$408.3	$241.7	$(704.4)	$873.1

Consolidating Balance Sheet

As of December 29, 2007

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash	$13.2	$—	$10.3	$3.9	$—	$27.4
Accounts receivable	33.7	26.0	83.4	86.7	(34.4)	195.4
Income taxes recoverable	0.1	28.6	3.3	0.8	—	32.8
Inventories	26.1	71.7	25.2	7.1	—	130.1
Prepaid expenses and other assets	1.6	4.3	4.0	0.3	—	10.2
Deferred income taxes	—	1.8	0.7	—	—	2.5

	74.7	132.4	126.9	98.8	(34.4)	398.4
Property, plant and equipment	59.4	184.1	132.8	12.1	—	388.4
Goodwill	28.0	4.5	75.8	—	—	108.3
Intangibles and other assets	16.3	159.9	26.5	33.3	—	236.0
Deferred income taxes	—	—	12.8	0.5	—	13.3
Due from affiliates	266.7	9.0	198.0	41.7	(515.4)	—
Investments in subsidiaries	95.6	20.7	—	164.1	(280.4)	—

	$540.7	$510.6	$572.8	$350.5	$(830.2)	$1,144.4

LIABILITIES
Current liabilities
Short-term borrowings	$20.4	$82.4	$—	$34.2	$—	$137.0
Current maturities of long-term debt	—	2.4	—	—	—	2.4
Accounts payable and accrued liabilities	31.7	84.3	87.7	26.1	(34.4)	195.4

	52.1	169.1	87.7	60.3	(34.4)	334.8
Long-term debt	—	269.0	—	—	—	269.0
Other long-term liabilities	0.3	12.3	5.5	—	—	18.1
Other tax liabilities	45.1	194.8	268.6	6.9	(515.4)	—
Deferred income taxes	11.0	11.4	14.2	—	—	36.6
Losses and distributions in excess of investment	—	—	163.0	—	(163.0)	—
Due from affiliates	—	15.2	18.9	—	—	34.1

	108.5	671.8	557.9	67.2	(712.8)	692.6

Minority interest	—	—	—	19.6	—	19.6

Shareowners’ Equity
Capital stock
Common shares	275.0	178.4	319.5	175.0	(672.9)	275.0
Restricted shares	(0.4)	—	—	—	—	(0.4)
Additional paid-in-capital	32.2	—	—	—	—	32.2
Retained earnings (deficit)	93.1	(339.6)	(276.5)	5.0	611.1	93.1
Accumulated other comprehensive income (loss)	32.3	—	(28.1)	83.7	(55.6)	32.3

	432.2	(161.2)	14.9	263.7	(117.4)	432.2

	$540.7	$510.6	$572.8	$350.5	$(830.2)	$1,144.4

Condensed Consolidating Statement of Cash Flows

For the year ended December 27, 2008

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(122.8)	$(63.4)	$(125.0)	$(7.7)	$196.1	$(122.8)
Depreciation and amortization	13.6	41.6	19.5	6.0	—	80.7
Amortization of financing fees	0.2	0.7	0.2	—	—	1.1
Share-based compensation	2.1	3.4	0.1	—	—	5.6
Deferred income taxes	(27.9)	30.7	(3.2)	(13.0)	—	(13.4)
Tax receivable	—	—	—	—	—	—
Increase in other income tax liabilities	21.3	(42.7)	(1.3)	—	—	(22.7)
Minority interest	—	—	—	1.7	—	1.7
Loss (gain) on disposal of property, plant and equipment	0.5	1.2	(0.4)	—	—	1.3
Equity (loss) income , net of distributions	124.3	(1.8)	73.6	—	(196.1)	—
Inter-company transactions	9.7	3.8	3.0	—	(16.5)	—
Asset impairments	—	1.6	—	—	—	1.6
Intangible impairments	—	35.4	—	—	—	35.4
Goodwill impairments	—	—	69.2	—	—	69.2
Lease contract termination loss	—	0.3	—	—	—	0.3
Lease contract termination payments	—	(3.8)	—	—	—	(3.8)
Other non-cash items	1.5	1.6	—	—	—	3.1
Net change in non-cash working capital	(34.5)	5.1	30.0	29.0	—	29.6

Net cash provided by (used in) operating activities	(12.0)	13.7	65.7	16.0	(16.5)	66.9

Investing activities
Additions to property, plant and equipment	(2.5)	(42.6)	(8.5)	(2.3)	—	(55.9)
Acquisitions	—	—	—	—	—	—
Proceeds from disposal of property, plant and equipment	2.5	1.9	0.1	—	—	4.5
Advances to affiliates	22.4	—	(10.4)	(6.0)	(6.0)	—
Investment in subsidiary	—	—	—	—	—	—
Additions to intangibles and other assets	(0.3)	(3.1)	—	—	—	(3.4)

Net cash (used in) provided by investing activities	22.1	(43.8)	(18.8)	(8.3)	(6.0)	(54.8)

Financing activities
Payments of long-term debt	—	(8.7)	—	(0.3)	—	(9.0)
Issue of long-term debt	—	33.8	—	—	—	33.8
Payments on extinguishment of credit facility	(20.4)	(91.9)	(13.9)	(1.3)	—	(127.5)
Short-term borrowings	—	(8.1)	—	—	—	(8.1)
Long-term borrowings—ABL	40.9	1,196.9	62.5	—	—	1,300.3
Long-term repayments—ABL	(38.0)	(1,092.2)	(62.5)	—	—	(1,192.7)
Advances from affiliates	6.0	10.4	(22.4)	—	6.0	—
Distributions to subsidiary minority shareowner	—	—	—	(3.9)	—	(3.9)
Issue of common shares	—	—	—	—	—	—
Purchase of treasury shares	(6.4)	—	—	—	—	(6.4)
Issuance of short-term debt	—	—	—	—	—	—
Deferred financing fees	(0.8)	(3.7)	(0.8)	—	—	(5.3)
Dividends paid	—	(3.0)	(9.7)	(3.8)	16.5	—
Other financing activities	(0.2)	(0.3)	—	—	—	(0.5)

Net cash (used in) provided by financing activities	(18.9)	33.2	(46.8)	(9.3)	22.5	(19.3)

Effect of exchange rate on cash	(2.3)	—	(3.0)	(0.2)	—	(5.5)
Net (decrease) increase in cash	(11.1)	3.1	(2.9)	(1.8)	(0.0)	(12.7)

Cash, beginning of period	13.2	—	10.3	3.9	—	27.4

Cash, end of period	$2.1	$3.1	$7.4	$2.1	$(0.0)	$14.7

Condensed Consolidating Statement of Cash Flows

For the year ended December 29, 2007

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(71.4)	$(100.0)	$(88.0)	$1.8	$186.2	$(71.4)
Depreciation and amortization	12.3	34.1	20.4	4.9	—	71.7
Amortization of financing fees	0.1	0.2	1.1	0.4	—	1.8
Share-based compensation	1.0	2.8	0.4	—	—	4.2
Deferred income taxes	3.2	(3.8)	0.5	0.2	—	0.1
Increase in other income tax liabilities	(10.6)	10.0	1.5	—	—	0.9
Minority interest	—	—	—	2.7	—	2.7
Gain on repurchase of notes	(0.4)	—	—	—	—	(0.4)
Loss (gain) on disposal of property, plant and equipment	—	0.4	(0.2)	—	—	0.2
Equity (loss) income , net of distributions	194.2	1.3	113.3	—	(308.8)	—
Asset impairments	4.3	1.3	5.1	—	—	10.7
Goodwill impairments	—	55.8	—	—	—	55.8
Lease contract termination loss	—	12.5	—	—	—	12.5
Lease contract termination payments	—	(7.7)	—	—	—	(7.7)
Other non-cash items	—	(0.1)	—	—	—	(0.1)
Net change in non-cash working capital	1.1	(39.7)	39.1	(2.0)	—	(1.5)

Net cash provided by (used in) operating activities	133.8	(32.9)	93.2	8.0	(122.6)	79.5

Investing activities
Additions to property, plant and equipment	(6.9)	(47.6)	(17.2)	(1.6)	—	(73.3)
Additions to intangibles and other assets	(2.9)	(0.4)	(0.4)	(0.2)	—	(3.9)
Proceeds from disposal of property, plant and equipment	—	1.3	—	—	—	1.3
Acquisition of business and business assets	—	—	(2.2)	—	—	(2.2)
Return of capital	—	—	97.4	—	(97.4)	—
Advances to affiliates	—	83.3	(25.9)	(34.3)	(23.1)	—

Net cash (used in) provided by investing activities	(9.8)	36.6	51.7	(36.1)	(120.5)	(78.1)

Financing activities
Payments of long-term debt	(5.5)	(2.8)	—	—	—	(8.3)
Issue of long-term debt	—	1.4	—	—	—	1.4
Short-term borrowings	20.4	76.1	(107.7)	34.3	—	23.1
Advances from affiliates	(127.9)	27.2	77.4	0.2	23.1	—
Return of capital	—	(97.4)	—	—	97.4	—
Distributions to subsidiary minority shareowner	—	—	—	(3.9)	—	(3.9)
Issue of common shares	0.5	—	—	—	—	0.5
Dividends paid	—	(13.1)	(105.4)	(4.1)	122.6	—
Other financing activities	(0.4)	—	—	—	—	(0.4)

Net cash (used in) provided by financing activities	(112.9)	(8.6)	(135.7)	26.5	243.1	12.4

Effect of exchange rate on cash	0.3	—	(0.1)	—	—	0.2
Net (decrease) increase in cash	11.4	(4.9)	9.1	(1.6)	(0.0)	14.0
Cash, beginning of period	1.8	4.9	1.2	5.5	—	13.4

Cash, end of period	$13.2	$(0.0)	$10.3	$3.9	$(0.0)	$27.4

Condensed Consolidating Statement of Cash Flows

For the year ended December 30, 2006

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(17.5)	$(36.2)	$(15.6)	$(0.8)	$52.6	$(17.5)
Depreciation and amortization	12.3	40.2	29.2	5.1	—	86.8
Amortization of financing fees	0.1	0.2	0.5	0.3	—	1.1
Share-based compensation	11.4	—	—	—	—	11.4
Deferred income taxes	—	(6.4)	(1.3)	7.8	(6.7)	(6.6)
Increase in other income tax liabilities	—	—	—	—	—	—
Minority interest	—	—	—	3.8	—	3.8
Loss on disposal of property, plant and equipment	(0.5)	0.6	(0.1)	—	—	(0.0)
Equity (loss) income , net of distributions	23.6	15.5	24.3	—	(63.4)	—
Asset impairments	(0.2)	15.6	—	—	—	15.4
Lease contract termination loss	—	7.7	—	—	—	7.7
Lease contract termination payments	—	—	—	—	—	—
Other non-cash items	(0.1)	0.2	4.1	0.1	—	4.3
Net change in non-cash working capital	18.3	7.2	(25.8)	4.8	(1.5)	3.0

Net cash provided by (used in) operating activities	47.4	44.6	15.3	21.1	(19.0)	109.4

Investing activities
Additions to property, plant and equipment	(3.7)	(20.3)	(10.1)	(1.0)	—	(35.1)
Additions to intangibles	(4.2)	(3.9)	(4.9)	—	—	(13.0)
Proceeds from disposal of property, plant and equipment	0.7	0.6	0.3	—	—	1.6
Advances to affiliates	(47.7)	0.1	(8.8)	—	56.4	—

Net cash (used in) provided by investing activities	(54.9)	(23.5)	(23.5)	(1.0)	56.4	(46.5)

Financing activities
Payments of long-term debt	—	(1.0)	—	—	—	(1.0)
Short-term borrowings	—	(10.4)	(45.5)	(10.0)	—	(65.9)
Advances from affiliates	—	8.8	47.7	(0.1)	(56.4)	—
Distributions to subsidiary minority shareowner	—	—	—	(5.4)	—	(5.4)
Issuance of common stock	0.4	—	—	—	—	0.4
Dividends paid	—	(13.4)	—	(5.6)	19.0	—
Other financing activities	—	(0.2)	0.8	—	—	0.6

Net cash provided by (used in) financing activities	0.4	(16.2)	3.0	(21.1)	(37.4)	(71.3)

Effect of exchange rate on cash	0.1	—	0.1	(0.1)	—	0.1
Net (decrease) increase in cash	(7.0)	4.9	(5.1)	(1.1)	—	(8.3)
Cash, beginning of period	8.8	—	6.3	6.6	—	21.7

Cash, end of period	$1.8	$4.9	$1.2	$5.5	$—	$13.4

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions of U.S. dollars)	Year ended December 27, 2008
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(4.9)	$—	$(2.4)	$1.5	$0.3	$(5.5)
Inventories	(14.8)	—	(8.3)	1.3	14.7	(7.1)
Deferred income tax liabilities	(20.8)	—	34.6	(19.5)	—	(5.7)
Other tax liabilities	(36.6)	—	(5.1)	23.4	—	(18.3)
Accrued sales incentives	(22.9)	(34.1)	—	5.0	31.0	(21.0)

	$(100.0)	$(34.1)	$18.8	$11.7	$46.0	$(57.6)

(In millions of U.S. dollars)	Year ended December 29, 2007
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.0)	$—	$0.1	$—	$—	$(4.9)
Inventories	(9.3)	—	(22.1)	—	16.6	(14.8)
Deferred income tax assets	(17.5)	—	(21.2)	17.5	—	(21.2)
Other tax liabilities [1]	(30.2)	—	(0.7)	(5.7)	—	(36.6)
Accrued sales incentives	(23.9)	(48.6)	—	—	49.6	(22.9)

	$(85.9)	$(48.6)	$(43.9)	$11.8	$66.2	$(100.4)

[1]

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

(In millions of U.S. dollars)	Year ended December 30, 2006
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(7.8)	$—	$(1.8)	$—	$4.6	$(5.0)
Inventories	(7.6)	—	(1.9)	—	0.2	(9.3)
Deferred income tax assets	(21.0)	—	3.5	—	—	(17.5)
Accrued sales incentives	(27.6)	(45.9)	—	—	49.6	(23.9)

	$(64.0)	$(45.9)	$(0.2)	$—	$54.4	$(55.7)

SCH-1

Cott Corporation

Exhibit Index

Number	Description
2.1	Agreement Relating to the Sale and Purchase of the Whole of the Issued Share Capital of Macaw (Holdings) Limited, dated August 10, 2005, between Andrew Cawthray and Others and Martyn Rose and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 16, 2005).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

4.1	Indenture dated as of December 21, 2001, between Cott Beverages Inc. (as issuer) and HSBC Bank USA (as trustee) (incorporated by reference to Exhibit 4.3 to our Form 10-K filed March 8, 2002).

4.2	Registration Rights Agreement dated as of December 21, 2001, among Cott Beverages Inc., the Guarantors named therein and Lehman Brothers Inc., BMO Nesbitt Burns Corp. and CIBC World Markets Corp. (incorporated by reference to Exhibit 4.4 to our Form 10-K filed March 8, 2002).

10.1 [1]	Supply Agreement, dated December 21, 1998, between Wal-Mart Stores, Inc. and Cott Beverages USA, Inc. (now “Cott Beverages Inc.”) (incorporated by reference to Exhibit 10.3 to our Form 10-K filed March 31, 2000).

10.2 [2]	Second Canadian Employee Share Purchase Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 20, 2001).

10.3 [1]	Supply Agreement executed November 11, 2003, effective January 1, 2002 between Crown Cork & Seal Company, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.14 to our Form 10-Q/A filed August 5, 2004).

10.4 [2]	Share Plan for Non-Employee Directors effective November 1, 2003 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 18, 2004).

10.5 [2]	Employment Offer Letter to Matthew A. Kane, Jr. dated March 12, 2004 (incorporated by reference to Exhibit 10.42 to our Form 10-K filed March 11, 2008).

10.6 [2]	Letter Agreement with Frank E. Weise III, dated April 28, 2004 (incorporated by reference to Exhibit 10.5 to our Form S-3/A filed on June 18, 2004).

10.7 [2]	Restated 1986 Common Share Option Plan of Cott Corporation/Corporation Cott as amended through October 20, 2004 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 16, 2005).

10.8 [1]	Amendment to Supply Agreement between Crown Cork & Seal USA, Inc. (successor to Crown Cork & Seal Company, Inc.) and Cott Corporation, dated December 23, 2004 (incorporated by reference to Exhibit 10.17 to our Form 10-K filed March 16, 2005).

10.9 [1]	Credit Agreement, dated as of March 31, 2005, by and among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, and Cott Embotelladores de Mexico, S.A. de C.V., as Borrowers, the Lenders referred to herein, Wachovia Bank, National Association, as Administrative Agent and Security Trustee, Bank of Montreal, as Syndication Agent, and HSBC Bank Canada, Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A. “Rabobank International”, New York Branch, each as a Documentation Agent, Wachovia Capital Markets, LLC as a Lead Arranger and the Sole Book Manager, BMO Nesbitt Burns, as a Lead Arranger (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2005).

EX-1

Number	Description
10.10 [1]	Receivables Purchase Agreement, dated as of April 1, 2005, among Cott USA Receivables Corporation, Cott Beverages Inc., Park Avenue Receivables Company, LLC, the financial institutions from time to time parties to the agreement, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 12, 2005).

10.11	First Amendment, Consent and Joinder Agreement, dated August 10, 2005, by and among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Macaw (Soft Drinks) Limited, Cott Embotelladores de Mexico, S.A. de C.V., certain Cott Corporation subsidiaries, the Lenders specified therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K dated August 16, 2005).

10.12 [2]	Employment Agreement between Cott Corporation and Brent D. Willis dated May 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 10, 2006).

10.13 [2]	Employment Agreement between Cott Corporation and Abilio Gonzalez dated August 1, 2006 (incorporated by reference to Exhibit 10.7 to our Form 10-Q dated November 9, 2006).

10.14 [2]	Employment Agreement between Cott Corporation and Wynn A. Willard dated August 1, 2006 (incorporated by reference to Exhibit 10.4 to our Form 10-Q dated November 9, 2006).

10.15 [2]	Employment Offer Letter to Richard Dobry dated September 21, 2006 and modification dated October 24, 2006 (incorporated by reference to Exhibit 10.6 to our Form 10-Q dated November 9, 2006).

10.16 [2]	Cott Corporation Executive Incentive Share Purchase Plan (2008 Restatement) effective December 31, 2006 (incorporated by reference to Exhibit 4.1 of our Form S-8 filed on June 20, 2008).

10.17 [2]	Employment Offer Letter to William Reis dated January 29, 2007 (incorporated by reference to Exhibit 10.43 to our Form 10-K filed March 11, 2008).

10.18 [2]	Employment Offer Letter to Juan R. Figuereo dated March 5, 2007 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 10, 2007).

10.19 [2]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (filed herewith).

10.20	Third Amendment to the Credit Agreement dated as of July 17, 2007 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed August 9, 2007).

10.21	Amendment No. 2 to Receivables Purchase Agreement dated as of July 17, 2007 (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed August 9, 2007).

10.22 [2]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007).

10.23 [2]	Amended and Restated Performance Share Unit Plan (incorporated by reference to Exhibit 10.7 to our Form 10-Q filed August 9, 2007).

10.24 [2]	Amended and Restated Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.8 to our Form 10-Q filed August 9, 2007).

10.25 [2]	Employment Offer Letter to Gregory Leiter, executed October 15, 2007 (incorporated by reference to Exhibit 10.41 to our Form 10-K filed March 11, 2008).

10.26	Letter Amendment to the senior secured credit facilities dated as of December 20, 2007 (incorporated by reference to Exhibit 10.44 to our Form 10-K filed March 11, 2008).

10.27	Amendment No. 4 to Receivables Purchase Agreement effective December 29, 2007 (incorporated by reference to Exhibit 10.45 to our Form 10-K filed March 11, 2008).

EX-2

Number	Description
10.28 [2]	Employment Termination Agreement with Wynn Willard dated February 1, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 13, 2008).

10.29 [2]	Employment Offer Letter to Jerry Fowden dated February 29, 2008 (filed herewith).

10.30 [2]	Severance Agreement with Brent Willis dated April 7, 2008 and effective March 24, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 13, 2008).

10.31 [1]	Credit Agreement dated as of March 31, 2008 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, and General Electric Capital Corporation, as Co-Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed April 10, 2008).

10.32 [2]	Employment Agreement with David T. Gibbons dated April 23, 2008 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed May 13, 2008).

10.33	Termination Letter Agreement with Richard Dobry dated June 27, 2008 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed August 6, 2008).

10.34	Agreement between Cott Corporation and Cresendo Partners II, L.P., Series I, Crescendo Investments II, LLC, Crescendo Partners III, L.P., Crescendo Investments III, LLC, Eric Rosenfeld, Mark Benadiba, Mario Pilozzi, Csaba Reider, and Greg Monahan, dated June 18, 2008 (incorporated by reference to Exhibit 99.1 to the amended Schedule 13D filed by Crescendo Partners, L.P. on June 20, 2008).

10.35 [2]	Termination Letter Agreement with Abilio Gonzalez dated August 13, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 6, 2008).

21.1	List of Subsidiaries of Cott Corporation (filed herewith).

23.1	Consent of Independent Registered Certified Public Accounting Firm (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 27, 2008 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 27, 2008 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 27, 2008 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 27, 2008 (furnished herewith).

[1]	Document is subject to request for confidential treatment.

[2]	Indicates a management contract or compensatory plan.

EX-3