Form 10-Q
period 2009-03-28
COTT CORP /CN/
filed 2009-05-05
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, no par value per share	71,871,330 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except per share amounts)

Unaudited

		For the Three Months Ended
		March 28, 2009	March 29, 2008
Revenue, net		$367.0	$389.7
Cost of sales		308.8	348.9

Gross profit		58.2	40.8

Selling, general and administrative expenses		34.7	52.8
(Gain) loss on disposal of property, plant & equipment		(0.1)	0.2
Restructuring, asset and goodwill impairments	Note 2
Restructuring		1.2	—
Asset impairments		0.1	—

Operating income (loss)		22.3	(12.2)

Other (income) expense, net		0.1	(1.4)
Interest expense, net		7.6	7.7

Income (loss) before income taxes		14.6	(18.5)

Income tax (benefit) expense	Note 4	(6.2)	2.4

Net income (loss)		$20.8	$(20.9)

Less: Net income attributable to the non-controlling interests		0.9	0.4

Net income (loss) attributed to Cott Corporation		$19.9	$(21.3)

Net income (loss) per common share attributed to Cott Corporation	Note 5
Basic		$0.28	$(0.30)
Diluted		$0.28	$(0.30)

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic		70,472	71,871
Diluted		70,472	71,871

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars)

Unaudited

		March 28, 2009	December 27, 2008
ASSETS
Current assets
Cash & cash equivalents		$10.6	$14.7

Accounts receivable, net of allowance of $6.4 ($5.5 as of December 27, 2008)		169.1	164.4
Income taxes recoverable		8.1	7.7
Inventories	Note 7	113.2	111.1
Prepaid and other expenses		6.5	9.3
Deferred income taxes		3.0	3.0

		310.5	310.2

Property, plant and equipment		337.0	346.8
Goodwill	Note 8	26.8	27.0
Intangibles and other assets	Note 8	162.1	169.6
Deferred income taxes		12.4	10.3
Other tax receivable		9.2	9.2

		$858.0	$873.1

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	Note 9	$90.5	$107.5
Current maturities of long-term debt		7.8	7.6
Income taxes payable		—	0.1
Accounts payable and accrued liabilities		159.8	166.7

		258.1	281.9

Long-term debt	Note 9	292.4	294.4
Other long-term liabilities	Note 2	14.9	16.0
Other tax liabilities		12.3	18.3
Deferred income taxes		18.0	16.0

		595.7	626.6
Contingencies and Commitments	Note 10

Shareowners’ equity
Capital stock, no par - 71,871,330 (December 27, 2008 - 71,871,330) shares issued		275.0	275.0
Treasury stock	Note 11	(5.3)	(6.4)
Additional paid-in-capital		37.3	38.1
Accumulated deficit		(9.8)	(29.7)
Accumulated other comprehensive loss		(51.7)	(47.8)

Total Cott Corporation shareowners’ equity		245.5	229.2
Non-controlling interests		16.8	17.3

Total shareowners’ equity		262.3	246.5

		$858.0	$873.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Shareowners’ Equity

(in millions of U.S. dollars)

Unaudited

	Cott Corporation Shareowners’ Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Restricted Shares	Additional Paid-in- Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 29, 2007	71,871	—	$275.0	—	$(0.4)	$32.2	$93.1	$32.3	$19.6	$451.8

Restricted shares – Note 3	—	—	—	—	0.4	—	—	—	—	0.4
Share-based compensation – Note 3	—	—	—	—	—	1.9	—	—	—	1.9
Modification of equity award – Note 3	—	—	—	—	—	(0.3)	—	—	—	(0.3)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Comprehensive loss
Currency translation adjustment	—	—	—	—	—	—	—	(3.1)	—	(3.1)
Pension liabilities	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(21.3)	—	0.4	(20.9)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	(24.1)

Balance at March 29, 2008	71,871	—	$275.0	—	—	$33.8	$71.8	$29.1	$18.9	$428.6

Balance at December 29, 2008	71,871	2,307	$275.0	(6.4)	—	$38.1	$(29.7)	$(47.8)	$17.3	$246.5

Treasury shares issued – PSU – Note 11	—	—	—	1.1	—	(1.1)	—	—	—	—
Share-based compensation – Note 3	—	—	—	—	—	0.3	—	—	—	0.3
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	—	(4.0)	—	(4.0)
Pension liabilities	—	—	—	—	—	—	—	0.1	—	0.1
Net income	—	—	—	—	—	—	19.9	—	0.9	20.8

Other comprehensive income	—	—	—	—	—	—	—	—	—	16.9

Balance at March 28, 2009	71,871	2,307	$275.0	$(5.3)	—	$37.3	$(9.8)	$(51.7)	$16.8	$262.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the three months ended
	March 28, 2009	March 29, 2008
Operating Activities
Net income (loss)	$20.8	$(20.9)
Depreciation and amortization	17.0	20.9
Amortization of financing fees	0.3	0.2
Share-based compensation expense	0.1	3.6
Increase (decrease) in deferred income taxes	2.2	(1.0)
(Decrease) increase in other income tax liabilities	(7.8)	1.1
(Gain) loss on disposal of property, plant & equipment	(0.1)	0.2
Asset impairments	0.1	—
Lease contract termination payments	(0.9)	—
Other non-cash items	0.6	(0.2)
Change in accounts receivable	(6.6)	(0.3)
Change in inventories	(3.0)	(6.4)
Change in prepaid expenses and other current assets	2.7	(0.6)
Change in other assets	0.1	—
Change in accounts payable and accrued liabilities	(4.0)	(2.5)
Change in income taxes recoverable	(0.5)	4.8

Net cash provided by (used in) operating activities	21.0	(1.1)

Investing Activities
Additions to property, plant and equipment	(5.9)	(17.1)
Additions to intangibles	—	(2.0)
Proceeds from disposal of property, plant & equipment and held-for-sale assets	1.2	—

Net cash used in investing activities	(4.7)	(19.1)

Financing Activities
Payments of long-term debt	(1.8)	(1.1)
Issuance of long-term debt	—	8.5
Borrowings on credit facility, net	—	13.4
Short-term borrowings, net	—	(4.6)
Short-term borrowings, ABL	344.4	—
Short-term repayments, ABL	(361.3)	—
Distributions to non-controlling interests	(1.4)	(1.1)
Other financing activities	(0.1)	(0.4)

Net cash (used in) provided by financing activities	(20.2)	14.7

Effect of exchange rate changes on cash	(0.2)	(0.5)

Net decrease in cash & cash equivalents	(4.1)	(6.0)

Cash & cash equivalents, beginning of period	14.7	27.4

Cash & cash equivalents, end of period	$10.6	$21.4

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2.1	$2.3
Cash paid (refunded) for income taxes, net	0.2	(2.6)

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1 – Business and Summary of Significant Accounting Policies

Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink provider. In addition to carbonated soft drinks (“CSDs”), our product lines include clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas. We operate in five operating segments – North America (which includes the United States (“U.S.”) reporting unit and Canada reporting unit), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our Asia reporting unit and our international corporate expenses). We closed our active Asian operations at the end of fiscal year 2008.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 27, 2008. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. This will have an impact on our accounting for any future business combinations; however, at this time, there is no impact.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The presentation and disclosure requirements of SFAS 160 have resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 effective tax rate. We reported non-controlling interests as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statements of Operations. As non-controlling interests will be recorded below income tax expense, it will have an impact on our total effective tax rate, but our total taxes will not change.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 increases the disclosure requirements for derivative instruments and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of this statement are to be applied prospectively in the first annual reporting period beginning on or after November 15, 2008 with comparative disclosures for earlier periods at initial adoption being optional. We have no material contracts for which SFAS 161 applies.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP was effective for us as of March 28, 2009. We have evaluated the potential impact of FSP 142-3 on our consolidated financial statements and do not believe FSP 142-3 will have a material impact on our Consolidated Statements of Operations.

Effective for our 2009 fiscal year, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

In December 2008, the FASB issued FASB Staff Position (FSP) No. 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 26, 2009.

Note 2 – Restructuring and Asset Impairment

The following table summarizes restructuring charges for the three months ended March 28, 2009:

(in millions of U.S. dollars)	North America	Total
Restructuring	$1.2	$1.2
Asset impairment	0.1	0.1

	$1.3	$1.3

During the last three years we have undertaken three restructuring plans. Our first plan involved the realignment of the management of our Canadian and U.S. businesses to a North American basis, rationalization of our product offerings, elimination of underperforming assets, an increased focus on high potential accounts, and the closure of several plants and warehouses in North America that resulted in lease contract termination losses (the “North American Plan”). Next, we implemented a plan to refocus on retailer brands and reduce costs in the operation of our business (the “Refocus Plan”). Thereafter, we undertook a plan to improve efficiencies and reduce costs for fiscal year 2009 (the “2009 Restructuring Plan”). We will continue to pay cash related to restructuring accruals for lease termination costs under the North American Plan over the next several years. We may incur additional charges related to the 2009 Restructuring Plan throughout fiscal year 2009, but do not anticipate incurring any additional charges related to the North American Plan or the Refocus Plan.

In 2008, we implemented and completed the Refocus Plan, which resulted in a partial reduction of our workforce.

In 2009, we implemented the 2009 Restructuring Plan, which resulted in a partial reduction of our workforce.

The following table is a summary of our restructuring charges through the three months ended March 28, 2009:

North American Plan:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charge to costs and expenses	Cash payments made during three months ended March 28, 2009	Balance at March 28, 2009
Lease contract termination loss	$9.6	$—	$(0.9)	$8.7

	$9.6	$—	$(0.9)	$8.7

2009 Restructuring Plan:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charge to costs and expenses	Cash payments made during three months ended March 28, 2009	Balance at March 28, 2009
Severance and termination benefits	$—	$1.2	$(1.2)	$—

	$—	$1.2	$(1.2)	$—

As of March 28, 2009, $4.8 million (March 29, 2008 – $11.8 million) of the lease contract termination loss liability has been recorded as other long-term liabilities and $3.9 million of lease contract termination loss liability and severance and termination benefits (March 29, 2008 – $1.3 million) has been classified as accounts payable and accrued liabilities.

Note 3 – Share-Based Compensation

As of March 28, 2009, we had six share-based compensation plans, which are described below. The share-based compensation plans have been approved by our shareholders, except for our 1986 Common Share Option Plan, as amended (the “Option Plan”), which was adopted prior to our initial public offering, and our CEO awards, which were inducement grants made in connection with attracting and retaining those executives. Subsequent amendments that required shareowner approval have been so approved.

The table below summarizes the compensation expenses for the three month periods ended March 28, 2009 and March 29, 2008. This compensation expense was recorded in selling, general and administrative expenses.

	For the three months ended
(in millions of U.S. dollars)	March 28, 2009	March 29, 2008
Stock options	$—	$0.2
Performance share units	0.2	—
Share appreciation rights	0.1	0.2
CEO award [1]	—	1.9
Interim CEO award	(0.1)	1.2
Share purchase plan	—	0.1

Total	$0.2	$3.6

[1]	Includes expense for restricted shares of $0.4 million for the three month period ended March 29, 2008.

As of March 28, 2009, the unrecognized compensation expense and years we expect to recognize compensation expense were as follows:

	Unrecognized compensation expense as of March 28, 2009 (in millions of U.S. dollars)	Weighted average years expected to recognize compensation
Performance share units	$0.9	1.3
Stock options	0.1	0.8
Share appreciation rights	0.3	0.5

Total	$1.3

Option Plan

Under the Option Plan, we have reserved a total of 14.0 million common shares for future issuance. Options are granted at a price not less than the fair value of the shares on the date of grant. As of March 28, 2009, there were 7.2 million shares available for issuance under the Option Plan.

There were no common shares issued pursuant to option exercises during the three months ended March 28, 2009. Options representing 250,000 shares were issued during the first quarter at an exercise price of C$1.10 per share. The fair value of this option grant was estimated to be C$0.475 using the Black-Scholes option pricing model. This grant vests in four equal quarterly installments from the date of grant.

Options granted after September 1, 1998 expire after 10 years. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferable and when options are exercised we issue new shares. As a result, shares issued upon the exercise of these options are dilutive to our shareowners.

The fair value of each option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

March 28, 2009
Risk-free interest rate	2.3%
Average expected life (years)	10.0
Expected volatility	50.0%
Expected dividend yield	—

Option activity was as follows:

	Shares (In Thousands)	Weighted average exercise price (Canadian$)
Balance at December 27, 2008	892	$27.52
Awarded	250	1.10
Forfeited or expired	(75)	32.75

Outstanding at March 28, 2009	1,067	20.96

Exercisable at March 28, 2009	817	$27.38

Long-Term Incentive Plans

Our shareowners have approved and adopted two long-term incentive plans, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”).

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

Amended and Restated SAR Plan

Under the Amended and Restated SAR Plan, share appreciation rights (“SARs”) may be awarded to employees and directors of our Company and its subsidiaries. SARs typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the vesting date of the SAR. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us

During the first quarter of 2009, the PSU and SAR activity were as follows:

	Number of PSUs (In Thousands)	Number of SARs (In Thousands)
Balance at December 27, 2008	1,492	491
Awarded	23	—
Issued	(396)	—
Forfeited	(47)	(28)

Outstanding at March 28, 2009	1,072	463

The number of units and target values can vary from 0 to 150% depending on the level of performance achieved relative to the performance target. Subject to the terms of the PSU Plan, the vesting date for the PSUs awarded in fiscal 2007 will be December 26, 2009. As of March 28, 2009, no compensation costs were recognized in connection with the PSUs awarded in fiscal 2007 because it is not probable that the performance targets will be met.

During the first quarter of 2008, we awarded 1.5 million PSUs (at a grant date fair value of $4.2 million) to certain executives as a retention incentive. We met certain performance targets as of December 27, 2008 and as a result, $1.1 million of these awards (0.4 million shares) were issued in the first quarter of 2009, with an additional $1.8 million (0.6 million shares) anticipated to be issued in early 2010 if certain performance targets are met as of December 26, 2009. This award is payable in shares and has been accounted for as an equity award. As of March 28, 2009, the trustee under the PSU Plan held 1.2 million of our common shares which had been previously purchased on the open market to satisfy our anticipated future liability under the PSU Plan. We also awarded $0.4 million of individual sign-on awards throughout 2008 that will vest if certain performance targets are met.

CEO Share-Based Compensation

On March 24, 2008, we granted to David Gibbons, our Interim Chief Executive Officer, restricted stock units payable in cash in respect of 720,000 shares of our common stock, of which 360,000 units vested immediately. Of the remaining 360,000 restricted stock units, 300,000 units vested ratably on a monthly basis over a five-month period beginning October 24, 2008 through February 24, 2009. Upon the appointment of Jerry Fowden as the Company’s Chief Executive Officer, Mr. Gibbons resigned his position and his employment arrangements came to an end on February 27, 2009, at which time 6,000 prorated restricted stock units vested and the remaining 54,000 units were forfeited.

This award is recognized as compensation expense over the vesting period. For the three months ended March 28, 2009, ($0.1) million (March 29, 2008 – $1.2 million) of this award was recorded as compensation (benefit) expense to reflect actual vesting. The fair value and compensation costs vary based on share price and this has been accounted for as a liability award in accordance with U.S. GAAP.

In 2006, Brent Willis, our former Chief Executive Officer who was terminated in March 2008, received a net cash award of $0.9 million at the commencement of his employment to purchase shares of the Company. The purchased shares were required to be held for a minimum of three years. As part of his termination agreement, we ceased to enforce the requirement that Mr. Willis use the cash award paid to him upon his hire date to purchase and hold Cott shares. For 2008, $0.4 million was recorded as compensation expense in the first three months. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. For 2008, compensation costs of $1.4 million were expensed as compensation expense in the first three months because the shares vested upon termination. As part of his termination agreement, the remaining 136,000 shares became payable and $0.3 million of cash (which was reclassified as a liability award) was paid based on the fair value of such shares.

Restated Executive Incentive Share Purchase Plan

Our shareowners approved a restated executive incentive share purchase plan (the “Restated EISPP”) which allows officers and senior management executives, as designated by the Human Resources and Compensation Committee, to elect to receive their performance bonus (or a portion thereof) as common share units held on their behalf by an independent trust. If the employee elects to receive common share units, we will provide to the employee an equal number of shares, which vest in three years provided certain corporate performance goals are achieved (“Match Portion”).

The Match Portion of the performance bonus is estimated based on the employee’s election and will be amortized over the service period of approximately four years. During 2007, employees elected to defer a total of $1.1 million under the Restated EISPP of which only $0.5 million remains after employee terminations. The Company recorded an expense of less than $0.1 million and $0.1 million for the three months ended March 28, 2009 and March 29, 2008, respectively, related to the anticipated 2007 Match Portion. At March 28, 2009, the awards for the 2007 plan year have been accounted for as an equity award under SFAS 123R because the number of shares have been fixed under the Restated EISPP. Effective as of December 27, 2008, the Human Resources and the Compensation Committee approved an amendment to the Restated EISPP with the effect of freezing participation in the plan.

Note 4 – Income Taxes

Income tax recovery was $6.2 million on pretax income of $14.6 million and $0.9 million of net income attributable to non-controlling interests in the three months ended March 28, 2009 as compared to a $2.4 million provision on pretax loss of $18.5 million and $0.4 million of net income attributable to non-controlling interests in the three months ended March 29, 2008. The 2009 recovery includes an $8.0 million tax benefit related to the reversal of uncertain tax positions in the first quarter of 2009 and includes a benefit of $0.2 million on the reversal of interest and penalties in the income statement. The estimated worldwide effective tax rate applied to income from operations differs from the statutory rate due to the net reversal of previously recorded valuation allowances, the tax benefit of intercompany financing structures and reduced tax rates in Canada. We anticipate that we may reverse specific uncertain tax positions over the next 12 months that will generate $2.0 million to $8.6 million of tax benefits.

We are currently under audit by the Canada Revenue Agency for tax years 2003 through 2004 and by the Internal Revenue Service for tax years 2004 through 2007. The amounts that may ultimately be payable by us as a result of these audits are uncertain. We believe that the amounts provided for the outcome of these audits in our tax liabilities are adequate; however, our estimates of tax liabilities for these audits may change materially in the near term as the audits progress.

Note 5 – Net Income (Loss) Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, that would occur if in-the-money stock options were exercised.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations follows:

	Three months ended
	March 28, 2009			March 29, 2008
	Net income (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount	Net (loss) (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount
Basic and diluted income (loss) available to common shareholders
Net income (loss)	$19.9	70,472	$0.28	$(21.3)	71,871	$(0.30)

At March 28, 2009, options to purchase 1,067,450 (March 29, 2008 — 1,814,564) shares of common stock at a weighted average exercise price of C$20.96 (March 29, 2008 — C$29.40) per share were outstanding, but were not included in the computation of diluted net (loss) income per share because the options’ exercise price was greater than the average market price of the common stock. Shares purchased on the open market and held by independent trusts are categorized as treasury shares. We excluded 1,398,864 of treasury shares associated with the PSU Plan and held in various trusts under the PSU Plan in the calculation of basic and diluted earnings per share pursuant to Statement of Financial Accounting Standard No. 128 “Earnings Per Share” (“SFAS 128”).

Note 6 – Operating Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas. We operate in five operating segments – North America (which includes the U.S. reporting unit and Canada reporting unit), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, RCI and All Other (which includes our Asia reporting unit and our international corporate expenses). We closed our active Asian operations at the end of 2008.

	Operating Segments[1]
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
For the three months ended March 28, 2009
External revenue[1]	$289.0	$64.0	$9.8	$4.2	$—	$367.0
Depreciation and amortization	13.6	3.0	0.4	—	—	17.0
Operating income (loss)	26.3	(2.6)	(2.3)	0.9	—	22.3
Restructuring and asset impairments – Note 2	1.3	—	—	—	—	1.3
Additions to property, plant and equipment	3.0	2.9	—	—	—	5.9

As of March 28, 2009
Property, plant and equipment	$236.7	$87.6	$12.7	$—	$—	$337.0
Goodwill	22.3	—	—	4.5	—	26.8
Intangibles and other assets	143.9	17.4	0.8	—	—	162.1
Total assets[2]	643.1	173.0	30.2	11.2	0.5	858.0

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

	Operating Segments[1]
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
For the three months ended March 29, 2008
External revenue[1]	$274.6	$92.9	$16.1	$5.8	$0.3	$389.7
Depreciation and amortization	16.3	4.3	0.3	—	—	20.9
Operating (loss) income	(14.0)	2.2	(2.4)	2.1	(0.1)	(12.2)
Additions to property, plant and equipment	11.8	2.9	2.4	—	—	17.1

As of December 27, 2008
Property, plant and equipment	$244.1	$88.7	$14.0	$—	$—	$346.8
Goodwill	22.5	—	—	4.5	—	27.0
Intangibles and other assets	150.2	18.3	0.9	—	0.2	169.6
Total assets[2]	642.3	189.3	29.9	11.6	—	873.1

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the three months ended March 28, 2009, sales to Wal-Mart accounted for 37.2% (March 29, 2008 – 37.6%) of our total revenues, 42.2% of our North America reporting unit (March 29, 2008 – 45.8%), 19.3% of our U.K. reporting unit (March 29, 2008 – 19.1%), and 27.4% of our Mexico reporting unit (March 29, 2008 – 19.5%). On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, our exclusive supply contract dated December 21, 1998, between Cott Beverages Inc., a wholly-owned subsidiary of the Company, and Wal-Mart (the “Exclusive Supply Contract”). The termination is effective on January 28, 2012. This has the effect of returning our relationship to more typical market terms over time, and allows Wal-Mart to introduce other suppliers in the future, if they so desire. Pursuant to the terms of the Exclusive Supply Contract, we are the exclusive supplier to Wal-Mart of retailer brand CSDs in the U.S. The termination provision of the Exclusive Supply Contract provides for exclusivity to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we have the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volumes in the U.S. during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total carbonated soft drink volumes in the U.S. during the second 12 months of the Notice Period. Notwithstanding the termination of the Exclusive Supply Contract, we continue to supply Wal-Mart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the U.S., Canada, U.K. and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas.

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

Revenues by geographic area are as follows:

	For the three months ended
(in millions of U.S. dollars)	March 28, 2009	March 29, 2008
United States	$262.0	$237.1
Canada	40.5	51.9
United Kingdom	64.0	92.9
Mexico	9.8	16.1
RCI[1]	4.2	5.8
All Other	—	0.2
Elimination[2]	(13.5)	(14.3)

	$367.0	$389.7

[1]	RCI sells products to a number of different countries, including Turkey and the Philippines.
[2]

Represents intersegment revenue among all countries of which $2.9 million and $3.3 million represent intersegment revenue between North America and our international segments for the three months ended March 28, 2009 and March 29, 2008, respectively.

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	March 28, 2009	December 27, 2008
United States	$194.9	$201.2
Canada	41.8	42.9
United Kingdom	87.6	88.7
Mexico	12.7	14.0

	$337.0	$346.8

Note 7 – Inventories

(in millions of U.S. dollars)	March 28, 2009	December 27, 2008
Raw materials	$41.1	$40.0
Finished goods	56.3	54.5
Other	15.8	16.6

	$113.2	$111.1

Note 8 – Intangibles and Other Assets including Goodwill

	March 28, 2009			December 27, 2008
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles

Not subject to amortization
Rights	$45.0	$—	$45.0	$45.0	$—	$45.0

Subject to amortization
Customer relationships	157.0	72.3	84.7	157.5	69.9	87.6
Trademarks	24.2	13.6	10.6	24.8	13.2	11.6
Information technology	49.8	42.7	7.1	51.0	42.4	8.6
Other	3.5	1.8	1.7	3.6	1.7	1.9

	234.5	130.4	104.1	236.9	127.2	109.7

	279.5	130.4	149.1	281.9	127.2	154.7

Other Assets
Financing costs	6.6	2.0	4.6	6.7	1.7	5.0
Deposits	7.4	—	7.4	7.6	—	7.6
Other	6.6	5.6	1.0	7.8	5.5	2.3

	20.6	7.6	13.0	22.1	7.2	14.9

Total Intangibles & Other Assets	$300.1	$138.0	$162.1	$304.0	$134.4	$169.6

Goodwill	$26.8	$—	$26.8	$27.0	$—	$27.0

Amortization expense of intangible assets was $4.9 million for the three months ended March 28, 2009 and $7.8 million for the three months ended March 29, 2008.

The estimated amortization expense for intangibles over the next five years is as follows:

(in millions of U.S. dollars)
Remainder of 2009	$9.8
2010	11.0
2011	10.3
2012	9.0
2013	8.9

$49.0

Note 9 – Debt

Our total debt is as follows:

(in millions of U.S. dollars)	March 28, 2009	December 27, 2008
8% senior subordinated notes due in 2011[1]	$269.0	$269.0
Asset based lending facility	90.5	107.5
GE obligation	27.0	28.7
Other debt	3.1	3.4
Other capital leases	3.1	3.2

Total debt	392.7	411.8
Less: Short-term borrowings and current debt:
Asset based lending facility	90.5	107.5

Total short-term borrowings	90.5	107.5
GE obligation - current maturities	6.8	6.7
Other capital leases - current maturities	0.4	0.3
Other debt - current maturities	0.6	0.6

Total current debt	98.3	115.1

Long-term debt before discount	294.4	296.7
Less discount on 8% notes	(2.0)	(2.3)

Total long-term debt	$292.4	$294.4

[1]	Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001.

Debt

8% Senior Subordinated Notes due in 2011

We have outstanding 8% senior subordinated notes due on December 15, 2011 (the “Notes”). As of March 28, 2009, the principal amount of the Notes was $269.0 million. The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15th and December 15th.

We may redeem all or a part of the Notes upon not less than 30 or more than 60 days’ notice. In addition to the redemption price, accrued and unpaid interest and penalties, including liquidated damages (as defined in the indenture governing the Notes), are due.

Asset Based Lending Facility

On March 31, 2008, we entered into an agreement that created an asset-based lending credit facility (the “ABL”) that provides financing for the U.S., Canada, the U.K. and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., U.K., Canadian and Mexican subsidiaries. The ABL facility replaced our former senior secured credit facilities in the U.S., Canada, the U.K., and Mexico and our receivables securitization facility in the U.S., the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

The ABL facility is a five-year revolving facility of up to $250.0 million. The five-year term runs through March 2013 but is subject to the refinancing of the Notes; the new ABL facility will mature early if the Notes have not been refinanced six months prior to their maturity (i.e. June 2011) on terms and conditions specified in the ABL facility.

The amount available under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. The ABL facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the U.K. ($75.0 million).

The interest rate on LIBOR and Prime loans is based on average aggregate availability as follows:

(in millions of U.S. dollars)	Average Aggregrate Availability	ABR Spread	Canadian Prime Spread	Eurodollar Spread	LIBOR Spread
	Over $175	0.50%	0.50%	2.00%	2.00%
	$100 - 175	0.75%	0.75%	2.25%	2.25%
	$50 - 100	1.00%	1.00%	2.50%	2.50%
	Under $50	1.25%	1.25%	2.75%	2.75%

The interest rate for the ABL facility as of March 28, 2009 was 3.1%. As of March 28, 2009, our ABL borrowings were comprised of $81.3 million of LIBOR borrowings and $9.2 million of ABR Spread borrowings. Our commitment fee also changes based on the average utilization of the ABL. This fee ranges from 0.25% per annum to 0.375% per annum. As of March 28, 2009, we pay 0.375% per annum.

We incurred $5.3 million of financing fees in connection with the ABL facility. The financing fees are being amortized over a five-year period which represents the life of the ABL facility.

GE Financing Agreement

We funded $32.5 million of water bottling equipment purchases through a finance lease arrangement in 2008. The quarterly payments under the lease obligation total approximately $8.8 million per annum for two years, $5.3 million per annum for the subsequent two years, then $1.7 million per annum for the final four years.

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default. The debt under the ABL facility is guaranteed by most of our U.S., U.K., Canadian and Mexico subsidiaries. The ABL facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL facility include nonpayment, inaccuracy of representations and warranties (which would include the occurrence of an event having a material adverse effect), violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards.

As of March 28, 2009, our total availability under the ABL facility was $170.5 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of February 21, 2009 (the February month-end under the terms of the credit agreement) and we had $90.5 million of ABL borrowings outstanding and $9.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $70.1 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month. The ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of March 28, 2009, was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on March 28, 2009.

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

The indenture has numerous covenants that are applicable to Cott Beverages Inc. and the guarantors. We can only make restricted payments, such as paying dividends, repurchasing our stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50.0% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60.0 million in the aggregate, may be made without satisfying the restricted payments test.

We may only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of March 28, 2009, our fixed charge coverage ratio under the indenture was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75.0% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends if we are in default under the indenture. Many of the covenants may also limit transactions with our unrestricted subsidiaries or non-guarantor entities.

We believe we have been in compliance with all of the covenants under the Notes and there have been no amendments to any such covenants since they were issued.

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at March 28, 2009, these conditions of default did not exist with respect to any other indebtedness.

Note 10 – Contingencies and Commitments

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

We had $9.9 million in standby letters of credit outstanding as of March 28, 2009 (March 29, 2008 – $6.1 million).

Note 11 – Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares on the open market for $6.4 million, of which 2.0 million shares, or $5.4 million, are to be used to satisfy any future liability under the PSU Plan and the Restated EISPP and 0.3 million shares, or $1.0 million, are held in trust for our employees as part of the deferred compensation arrangement under the Restated EISPP. As of March 28, 2009, we distributed 0.4 million shares from the trust to satisfy certain PSU obligations that had vested. See Note 3 for further details of these two plans. Treasury shares are reported at cost.

Note 12 – Guarantor Subsidiaries

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

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the three months ended March 28, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$40.5	$243.6	$65.1	$29.7	$(11.9)	$367.0
Cost of sales	36.6	197.8	59.9	26.4	(11.9)	308.8

Gross profit	3.9	45.8	5.2	3.3	—	58.2
Selling, general and administrative expenses	6.3	17.4	7.8	3.2	—	34.7
Gain on disposal of property, plant and equipment	—	(0.1)	—	—	—	(0.1)
Restructuring, asset impairments and other charges:
Restructuring and other	—	1.2	—	—	—	1.2
Asset impairments	0.1	—	—	—	—	0.1

Operating (loss) income	(2.5)	27.3	(2.6)	0.1	—	22.3

Other expense (income), net	(0.4)	0.2	—	0.3	—	0.1
Intercompany Interest expense (income), net	(2.4)	3.2	(0.8)	—	—	—
Interest expense (income), net	0.1	7.4	0.1	—	—	7.6

Income (loss) before income taxes (benefit) expense and equity (loss) income	0.2	16.5	(1.9)	(0.2)	—	14.6

Income taxes (benefit) expense	(7.8)	2.8	(1.2)	—	—	(6.2)
Equity (loss) income	11.9	1.3	15.8	—	(29.0)	—

Net income (loss)	$19.9	$15.0	$15.1	$(0.2)	$(29.0)	$20.8

Less: Net income attributable to the non-controlling interests	—	—	—	0.9	—	0.9

Net income (loss) income attributed to Cott Corporation	$19.9	$15.0	$15.1	$(1.1)	$(29.0)	$19.9

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the three months ended March 29, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$51.9	$222.8	$94.2	$33.5	$(12.7)	$389.7
Cost of sales	44.6	202.9	82.9	31.2	(12.7)	348.9

Gross profit	7.3	19.9	11.3	2.3	—	40.8
Selling, general and administrative expenses	12.2	26.8	9.8	4.0	—	52.8
Loss on disposal of property, plant and equipment	—	0.2	—	—	—	0.2

Operating (loss) income	(4.9)	(7.1)	1.5	(1.7)	—	(12.2)

Other (income) expense, net	—	(1.5)	(0.2)	0.3	—	(1.4)
Intercompany Interest expense (income), net	(3.8)	3.3	0.5	—	—	—
Interest expense (income), net	0.2	7.4	(0.3)	0.4	—	7.7

(Loss) Income before income taxes expense (benefit) and equity (loss) income	(1.3)	(16.3)	1.5	(2.4)	—	(18.5)

Income taxes expense (benefit)	0.8	2.3	—	(0.7)	—	2.4
Equity (loss) income	(19.3)	0.2	(16.3)	—	35.4	—

Net (loss) income	$(21.4)	$(18.4)	$(14.8)	$(1.7)	$35.4	$(20.9)

Less: Net income attributable to the non-controlling interests	—	—	—	0.4	—	0.4

Net (loss) income attributed to Cott Corporation	$(21.4)	$(18.4)	$(14.8)	$(2.1)	$35.4	$(21.3)

Cott Corporation

Consolidating Balance Sheets

(in millions of U.S. dollars, unaudited)

Consolidating Balance Sheets
As of March 28, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$0.8	$0.1	$2.7	$7.0	$—	$10.6
Accounts receivable	36.9	94.2	52.6	17.3	(31.9)	169.1
Income taxes recoverable	—	7.5	0.6	—	—	8.1
Inventories	18.1	73.5	15.1	6.5	—	113.2
Prepaid expenses and other assets	1.7	3.5	1.2	0.1	—	6.5
Deferred income taxes	—	3.0	—	—	—	3.0

	57.5	181.8	72.2	30.9	(31.9)	310.5

Property, plant and equipment	41.8	191.0	92.5	11.7	—	337.0
Goodwill	22.2	4.6	—	—	—	26.8
Intangibles and other assets	2.4	114.4	17.4	27.9	—	162.1
Deferred income taxes	12.3	—	0.1	—	—	12.4
Tax receivable	—	9.2	—	—	—	9.2
Due from affiliates	246.8	10.0	212.9	41.9	(511.6)	—
Investments in subsidiaries	—	15.6	—	130.2	(145.8)	—

	$383.0	$526.6	$395.1	$242.6	$(689.3)	$858.0

LIABILITIES
Current liabilities
Short-term borrowings	$11.4	$73.3	$5.8	$—	$—	$90.5
Current maturities of long-term debt	—	7.5	—	0.3	—	7.8
Accounts payable and accrued liabilities	21.5	96.7	57.1	16.4	(31.9)	159.8

	32.9	177.5	62.9	16.7	(31.9)	258.1

Long-term debt	—	289.7	—	2.7	—	292.4
Other long-term liabilities	0.2	8.6	6.1	—	—	14.9
Other tax liabilities	12.0	—	—	0.3	—	12.3
Deferred income taxes	—	7.2	10.8	—	—	18.0
Losses and distributions in excess of investment	49.6	—	219.4	—	(269.0)	—
Due to affiliates	42.8	211.8	240.5	16.5	(511.6)	—

	137.5	694.8	539.7	36.2	(812.5)	595.7

Shareowners’ Equity
Capital stock
Common shares	275.0	211.4	296.3	175.0	(682.7)	275.0
Treasury shares	(5.3)	—	—	—	—	(5.3)
Additional paid-in-capital	37.3	—	—	—	—	37.3
Accumulated (deficit) earnings	(9.8)	(377.9)	(455.5)	(23.5)	856.9	(9.8)
Accumulated other comprehensive (loss) income	(51.7)	(1.7)	14.6	38.1	(51.0)	(51.7)

Total Cott Corporation shareowners’ equity	245.5	(168.2)	(144.6)	189.6	123.2	245.5
Non-controlling interests	—	—	—	16.8	—	16.8

Total shareowners equity	245.5	(168.2)	(144.6)	206.4	123.2	262.3

	$383.0	$526.6	$395.1	$242.6	$(689.3)	$858.0

Cott Corporation

Consolidating Balance Sheets

(in millions of U.S. dollars)

Consolidating Balance Sheets
As of December 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$2.1	$3.1	$7.4	$2.1	$—	$14.7
Accounts receivable	37.1	97.2	57.7	18.3	(45.9)	164.4
Income taxes recoverable	—	7.7	—	—	—	7.7
Inventories	19.2	68.7	17.6	5.6	—	111.1
Prepaid expenses and other assets	2.2	3.9	3.0	0.2	—	9.3
Deferred income taxes	—	3.0	—	—	—	3.0

	60.6	183.6	85.7	26.2	(45.9)	310.2

Property, plant and equipment	42.9	197.1	93.9	12.9	—	346.8
Goodwill	22.5	4.5	—	—	—	27.0
Intangibles and other assets	3.3	119.1	18.3	28.9	—	169.6
Deferred income taxes	10.2	—	0.1	—	—	10.3
Tax receivable	—	9.2	—	—	—	9.2
Due from affiliates	249.7	10.0	210.3	41.9	(511.9)	—
Investments in subsidiaries	—	14.8	—	131.8	(146.6)	—

	$389.2	$538.3	$408.3	$241.7	$(704.4)	$873.1

LIABILITIES
Current liabilities
Short-term borrowings	$2.9	$104.6	$—	$—	$—	$107.5
Current maturities of long-term debt	—	7.3	—	0.3	—	7.6
Income taxes payable	—	0.1	—	—	—	0.1
Accounts payable and accrued liabilities	38.2	95.9	64.3	14.2	(45.9)	166.7

	41.1	207.9	64.3	14.5	(45.9)	281.9

Long-term debt	—	291.4	—	3.0	—	294.4
Other long-term liabilities	0.1	9.6	6.3	—	—	16.0
Other tax liabilities	18.0	—	—	0.3	—	18.3
Deferred income taxes	—	4.8	11.2	—	—	16.0

Losses and distributions in excess of investment	57.8	—	272.7	—	(330.5)	—
Due to affiliates	43.0	209.2	247.0	12.7	(511.9)	—

	160.0	722.9	601.5	30.5	(888.3)	626.6

Shareowners’ Equity
Capital stock
Common shares	275.0	211.4	294.5	175.3	(681.2)	275.0
Treasury shares	(6.4)	—	—	—	—	(6.4)
Additional paid-in-capital	38.1	(1.0)	—	1.0	—	38.1
Accumulated (deficit) earnings	(29.7)	(393.2)	(502.9)	(20.7)	916.8	(29.7)
Accumulated other comprehensive (loss) income	(47.8)	(1.8)	15.2	38.3	(51.7)	(47.8)

Total Cott Corporation equity	229.2	(184.6)	(193.2)	193.9	183.9	229.2

Non-controlling interests	—	—	—	17.3	—	17.3

Total shareowners equity	229.2	(184.6)	(193.2)	211.2	183.9	246.5

	$389.2	$538.3	$408.3	$241.7	$(704.4)	$873.1

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended March 28, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net income (loss)	$19.9	$15.0	$15.1	$(0.2)	$(29.0)	$20.8
Depreciation and amortization	2.1	10.3	3.3	1.3	—	17.0
Amortization of financing fees	0.1	0.2	—	—	—	0.3
Share-based compensation	0.1	—	—	—	—	0.1

Increase (decrease) in deferred income taxes	0.3	2.2	(0.2)	(0.1)	—	2.2
Decrease in other income tax liabilities	(7.8)	—	—	—	—	(7.8)
Gain on disposal of property, plant and equipment	—	(0.1)	—	—	—	(0.1)
Equity (loss) income, net of distributions	(11.9)	(1.3)	(15.8)	—	29.0	—
Intercompany transactions	1.8	1.5	—	—	(3.3)	—
Asset impairments	—	0.1	—	—	—	0.1
Lease contract termination payments	—	(0.9)	—	—	—	(0.9)
Other non-cash items	—	0.6	—	—	—	0.6
Net change in non-cash working capital	(23.8)	1.0	(0.8)	9.0	3.3	(11.3)

Net cash provided by (used in) operating activities	(19.2)	28.6	1.6	10.0	—	21.0

Investing activities

Additions to property, plant and equipment	(0.8)	(2.3)	(2.8)	—	—	(5.9)
Proceeds from disposal of property, plant and equipment	—	1.2	—	—	—	1.2
Advances to affiliates	6.3	—	(2.6)	(3.7)	—	—

Net cash (used in) provided by investing activities	5.5	(1.1)	(5.4)	(3.7)	—	(4.7)

Financing activities
Payments of long-term debt	—	(1.7)	—	(0.1)	—	(1.8)
Long-term borrowings, ABL	67.9	258.2	18.3	—	—	344.4
Long-term payments, ABL	(59.1)	(289.5)	(12.7)	—	—	(361.3)
Advances from affiliates	3.8	2.6	(6.4)	—	—	—
Distributions to non-controlling interests	—	—	—	(1.4)	—	(1.4)
Other financing activities	—	(0.1)	—	—	—	(0.1)

Net cash (used in) provided by financing activities	12.6	(30.5)	(0.8)	(1.5)	—	(20.2)

Effect of exchange rate on cash	(0.2)	—	(0.1)	0.1	—	(0.2)

Net (decrease) increase in cash & cash equivalents	(1.3)	(3.0)	(4.7)	4.9	—	(4.1)

Cash & cash equivalents, beginning of period	2.1	3.1	7.4	2.1	—	14.7

Cash & cash equivalents, end of period	$0.8	$0.1	$2.7	$7.0	$—	$10.6

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended March 29, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(21.4)	$(18.4)	$(14.8)	$(1.7)	$35.4	$(20.9)
Depreciation and amortization	3.2	10.7	5.7	1.3	—	20.9
Amortization of financing fees	—	0.1	—	0.1	—	0.2
Share-based compensation	1.4	2.2	—	—	—	3.6

(Decrease) increase in deferred income taxes	(0.9)	0.3	(0.9)	0.5	—	(1.0)
Increase in other income tax liabilities	0.8	0.3	—	—	—	1.1
Loss on disposal of property, plant and equipment	—	0.2	—	—	—	0.2
Equity (loss) income, net of distributions	21.9	0.6	19.2	—	(41.7)	—
Other non-cash items	—	—	—	(0.2)	—	(0.2)
Net change in non-cash working capital	(4.4)	(25.5)	(6.5)	30.3	1.1	(5.0)

Net cash (used in) provided by operating activities	0.6	(29.5)	2.7	30.3	(5.2)	(1.1)

Investing activities

Additions to property, plant and equipment	(0.9)	(10.8)	(2.9)	(2.5)	—	(17.1)
Proceeds from disposal of property, plant and equipment	—	(0.1)	0.1	—	—	—
Advances to affiliates	6.0	—	(2.4)	9.0	(12.6)	—
Additions to intangibles and other assets	(0.3)	(1.8)	—	0.1	—	(2.0)

Net cash (used in) provided by investing activities	4.8	(12.7)	(5.2)	6.6	(12.6)	(19.1)

Financing activities
Payments of long-term debt	—	(1.1)	—	—	—	(1.1)
Short-term borrowings	(7.1)	36.2	14.0	(33.0)	(1.3)	8.8
Issuance of long-term debt	—	8.5	—	—	—	8.5
Advances from affiliates	(9.0)	2.4	(6.1)	—	12.7	—

Distributions to subsidiary minority shareowner	—	—	—	(1.1)	—	(1.1)
Dividends paid	—	(3.0)	(2.6)	(0.8)	6.4	—
Other financing activities	(0.3)	(0.1)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	(16.4)	42.9	5.3	(34.9)	17.8	14.7

Effect of exchange rate on cash	(0.5)	—	(0.1)	0.1	—	(0.5)

Net (decrease) increase in cash & cash equivalents	(11.5)	0.7	2.7	2.1	(0.0)	(6.0)

Cash & cash equivalents, beginning of period	13.2	—	10.3	3.9	—	27.4

Cash & cash equivalents, end of period	$1.7	$0.7	$13.0	$6.0	$(0.0)	$21.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 27, 2008 (the “2008 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A. “Risk Factors” in our 2008 Annual Report.

Overview

We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink company. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our retailer partners to provide proven profitable products. As a fast follower of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar private label products to provide our retail partners and their consumers with high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the first quarter of 2009 may not necessarily be indicative of the results that may be expected for the full year.

Retailer brand suppliers, such as us, typically operate at low margins and therefore relatively small changes in cost structures can materially impact results. In 2008 and during the first quarter of 2009, industry-wide carbonated soft drink (“CSD”) sales continued to decline, and ingredient and packaging costs remained volatile.

During the first quarter of 2009, consumers seeking better value in private label products during difficult economic times, coupled with the impact of our plan to refocus on private label, resulted in increased CSD sales volume and market share gains in North America. This increased sales volume and market share, along with lower operating costs, plant efficiencies, and improved net selling prices and product mix in North America, resulted in improved gross profit margins during the first quarter of 2009 as compared to the first quarter of 2008. Some of the factors that improved gross profit margins during the first quarter of 2009 are not expected to recur this year.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, PET resin, and corn (which is used to produce high fructose corn syrup (“HFCS”). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into price control contracts where possible. In 2008 and 2009, we entered into contracts locking in the price for a majority of our 2009 HFCS and aluminum requirements, with the remaining forecasted requirements to be purchased at the prevailing 2009 market prices. We have also entered into contracts to lock in the price for a base amount of our aluminum requirements for 2010.

Summary financial results

Our net income for the first quarter of 2009 was $19.9 million or $0.28 per diluted share, compared with our net loss for the first quarter of 2008 of $21.3 million or $0.30 per diluted share.

The following items of significance impacted the first quarter of our 2009 financial results:

•	the consumer trend toward private label;

•	overall flat beverage case volume reflecting an increase in our North America reporting unit offset by declines in the U.K. and Mexico reporting units;

•

improved gross margins to 15.9% from 10.5%, reflecting higher volumes, increased efficiencies from the utilization of plants, lower ingredient and packaging costs, and the benefit of price increases announced in 2008;

•

decrease in the foreign exchange rate for the Canadian dollar, pound sterling and Mexican peso as compared to the U.S. dollar that resulted in a $37.7 million adverse impact on revenues and a $4.5 million adverse impact on gross profit;

•	additional selling, general and administrative cost savings;

•	restructuring, severance and lease termination costs of $1.2 million in connection with the 2009 Restructuring Plan;

•

a tax benefit resulting from the reversal of uncertain tax positions that generated an $8.0 million tax benefit and a lower effective income tax rate resulting from intercompany debt structures and a reversal of the valuation allowance in the U.S. offset by a valuation allowance in Mexico and reduced tax rates in Canada.

The following items of significance impacted the first quarter of our 2008 financial results:

•	executive transition costs of $8.0 million (including $1.9 million of non-cash stock compensation expense);

•	increased selling, general and administrative costs associated with expiring trademarks and bad debt expense;

•	accelerated depreciation of $0.9 million resulting from Wal-Mart’s decision to remove certain of our vending machines from Wal-Mart stores; and

•	a higher effective tax rate resulting from the U.S. valuation allowance.

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

Results of Operations

	March 28, 2009		March 29, 2008
(In millions of U.S. dollars)	Dollars	Percent of Revenue	Dollars	Percent of Revenue
Revenue	367.0	100.0%	389.7	100.0%
Cost of sales	308.8	84.1%	348.9	89.5%

Gross profit	58.2	15.9%	40.8	10.5%
Selling, general, and administrative expenses	34.7	9.5%	52.8	13.5%
(Gain) loss on disposal of property, plant and equipment	(0.1)	0.0%	0.2	0.1%
Restructuring	1.2	0.3%	—	0.0%
Asset impairment	0.1	0.0%	—	0.0%

Operating income (loss)	22.3	6.1%	(12.2)	-3.1%

Other expense (income), net	0.1	0.0%	(1.4)	-0.3%
Interest expense, net	7.6	2.1%	7.7	2.0%

Income (loss) before income taxes	14.6	4.0%	(18.5)	-4.8%

Income tax (benefit) expense	(6.2)	-2.2%	2.4	0.6%

Net income (loss)	20.8	6.2%	(20.9)	-5.4%

Less: Non-controlling interests	0.9	0.2%	0.4	0.1%

Net income (loss) attributed to Cott Corporation	19.9	6.0%	(21.3)	-5.5%

Depreciation & amortization	17.0	4.6%	20.9	5.4%

Analysis of Revenue, Operating (Loss) Income and Case Volume by Geographic Region:

	Three months ended
(In millions of U.S. Dollars)	March 28, 2009	March 29, 2008
Revenue
North America	$289.0	$274.6
United Kingdom	64.0	92.9
Mexico	9.8	16.1
RCI	4.2	5.8
All Other	—	0.3

Total	$367.0	$389.7

Operating (loss) income
North America	$26.3	$(14.0)
United Kingdom	(2.6)	2.2
Mexico	(2.3)	(2.4)
RCI	0.9	2.1
All Other	—	(0.1)

Total	$22.3	$(12.2)

	Three months ended
(In millions of cases)	March 28, 2009	March 29, 2008
Volume 8oz equivalent cases - Total Beverage (including concentrate)
North America	160.8	156.9
United Kingdom	39.6	44.4
Mexico	5.6	7.6
RCI	49.1	62.6
All Other	—	0.2

Total	255.1	271.7

Volume 8oz equivalent cases – Filled Beverage
North America	141.8	135.6
United Kingdom	35.7	39.6
Mexico	5.6	7.6
RCI	—	—
All Other	—	0.2

Total	183.1	183.0

Analysis of Revenue by Geographic Region:

	Three months ended March 28, 2009
(In million of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(22.7)	$14.4	$(28.9)	$(6.3)	$(1.6)	$(0.3)
Impact of foreign exchange	37.7	8.4	25.5	3.9	-	(0.1)
Change excluding foreign exchange	$15.0	$22.8	$(3.4)	$(2.4)	$(1.6)	$(0.4)

Percentage change in revenue[2]	-5.8%	5.2%	-31.1%	-39.1%	-27.6%	-100.0%

Percentage change in revenue excluding foreign exchange[2]	4.3%	8.6%	-5.0%	-19.7%	-27.6%	-100.0%

[1]	Cott includes the following reporting units: North America, United Kingdom, Mexico, RCI and All Other.
[2]

Percent change in revenue and percent change in revenue excluding foreign exchange is N/A for other countries due to this category representing our China business unit which did not begin operations until the fourth quarter of 2007.

Analysis of Revenue by Product:

For the three months ended March 28, 2009
(In millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$193.9	$28.3	$9.4	$—	$—	$231.6
Concentrate	1.5	0.9	—	4.2	—	6.6
All other products	93.6	34.8	0.4	—	—	128.8

Total	$289.0	$64.0	$9.8	$4.2	$—	$367.0

For the three months ended March 28, 2009
(In millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8 ounce volume
Carbonated soft drinks	93.0	17.6	5.4	—	—	116.0
Concentrate	19.0	3.9	—	49.1	—	72.0
All other products	48.8	18.1	0.2	—	—	67.1

Total	160.8	39.6	5.6	49.1	—	255.1

For the three months ended March 29, 2008
(In millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$167.6	$40.2	$15.3	$—	$0.3	$223.4
Concentrate	1.4	1.9	—	5.8	—	9.1
All other products	105.6	50.8	0.8	—	—	157.2

Total	$274.6	$92.9	$16.1	$5.8	$0.3	$389.7

For the three months ended March 29, 2008
(In millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8 ounce volume
Carbonated soft drinks	80.5	20.0	7.2	—	0.2	107.9
Concentrate	21.1	4.8	—	62.6	—	88.5
All other products	55.3	19.6	0.4	—	—	75.3

Total	156.9	44.4	7.6	62.6	0.2	271.7

Revenue – Revenue decreased 5.8% in the first quarter of 2009 from the comparable prior year period. This change was primarily due to a decrease in filled beverage 8-ounce equivalents (“beverage case volume”) in our U.K. and Mexico reporting units and adverse foreign exchange rates offset in part by an increase in North American beverage case volume. The 21.0% decrease in the Canadian dollar, the 28.8% decrease in the pound sterling and the 27.1% decrease in the Mexico peso relative to the U.S. dollar since March 29, 2008 collectively had a $37.7 million negative impact on our revenue and a $4.5 million negative impact on our gross margin from the comparable prior year period. Our overall pricing was relatively flat as compared to the comparable prior year period due to adverse foreign exchange impact.

Our North America reporting unit revenue increased 5.2% in the first quarter of 2009 from the comparable prior year period, primarily due to a 4.6% increase in beverage case volume. The North America beverage case volume increase was primarily due to the change in consumer trends toward private label CSDs offset in part by a decline in water and energy products. Net selling price per beverage case (which is net revenue divided by beverage case volume) increased by 0.4% for the first quarter of 2009 from the comparable prior year period. Absent foreign exchange impact, overall North America net revenue for the first quarter increased 8.6%.

Our U.K. reporting unit revenue decreased 31.1% in the first quarter of 2009 from the comparable prior year period, primarily due to unfavorable foreign exchange fluctuations and a 9.8% decrease in beverage case volume. Absent foreign exchange impact, U.K. revenue decreased 5.0% for the first quarter of 2009 as compared to the prior year. Net selling price per beverage case decreased 23.6% on a translated basis for the first quarter of 2009 from the comparable prior year period. The U.K. case volume decreased in the first quarter of 2009 by 10.8% due in part to declines in the CSD, water and fruit drink categories offset in part by increases in revenue from the energy drink category.

Our Mexico reporting unit revenue decreased 39.1% in the first quarter of 2009 from the comparable prior year period, primarily due to a 26.3% decrease in beverage case volume. Absent foreign exchange impact, Mexico revenue decreased 19.7% for the first quarter of 2009 as compared to the prior year period. Net selling price per beverage case decreased 17.4% on a translated basis for the first quarter of 2009 from the comparable prior year period. The Mexico case volume decreased for the first quarter of 2009 due to an overall weak economy, softness with modern trade customers and the continuing impact of our credit policies.

Our RCI revenue decreased 27.6% in the first quarter of 2009 from the comparable prior year period, primarily due to a 21.6% decrease in case volume. Net selling price per beverage case decreased 7.7% in the first quarter of 2009 from the comparable prior year period. RCI only sells concentrate case volume.

Cost of Sales – Cost of sales as a percentage of revenue in the first quarter of 2009 decreased by 540 basis points primarily due to a reduction in costs in the first quarter. Variable costs represented 74.2% of total sales in the first quarter of 2009, down from 78.8% in the first quarter of 2008. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers. Our cost of sales as a percentage of revenue for the quarter decreased mainly due to improved pricing of ingredients and packaging and higher efficiencies from plant utilization in our North American plant facilities as compared to the comparable prior year period.

Gross Profit – Gross profit for the first quarter of 2009 as a percentage of revenue increased by 540 basis points to 15.9% from 10.5% in the comparable prior year period. The quarterly increase was due to lower operating costs, higher volumes, plant efficiencies, and improved net selling prices and product mix in North America.

Selling, General and Administrative Expenses (“SG&A”) – SG&A was down $18.1 million or 34.3% in the first quarter of 2009 from the comparable period in 2008. As a percentage of revenue, SG&A decreased to 9.5% during the first quarter of 2009, from 13.5% for the same period last year.

Both the overall decrease and the percentage of revenue decrease in SG&A for the first quarter of 2009 were primarily due to the non-recurrence of $8.0 million of executive termination costs (including $1.9 million of stock compensation related to executive transition costs), a $1.2 million reduction in marketing costs as we refocus away from branded products and related promotional activity, a $1.3 million decrease in professional fees, a $1.2 million reduction in depreciation expense primarily related to our vending assets, $1.2 million of lower bad debt expense primarily resulting from a reduction in North America and $5.4 million of favorable foreign exchange impact.

Operating Income (Loss) – Operating income was $22.3 million in the first quarter of 2009, as compared with an operating loss of $12.2 million in the first quarter of 2008, primarily due to lower gross profit margin in the prior year and higher SG&A costs in the prior year.

Interest Expense – Net interest expense decreased 1.3% in the first quarter of 2009 compared to the first quarter of 2008, respectively, primarily due to lower overall average interest rates and lower average short-term debt amounts.

Income Taxes – We recorded an income tax benefit of $6.2 million for the first quarter of 2009 as compared with an income tax expense of $2.4 million in the first quarter of 2008. This benefit reflects the reversal of uncertain tax positions that generated an $8.0 million tax benefit, a lower effective income tax rate resulting from intercompany debt structures and a reversal of a valuation allowance in the U.S. offset by a valuation allowance in Mexico, and reduced tax rates in Canada.

Net Loss Per Share – Net income attributed to us for the first quarter was $19.9 million or income of $0.28 per diluted common share as compared to a net loss of $21.3 million for the first quarter of 2008 or a loss of $0.30 per diluted common share.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three months ended March 28, 2009 and March 29, 2008 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the three months ended
(in millions of U.S. dollars)	March 28, 2009	March 29, 2008
Net cash provided by operating activities	$21.0	$(1.1)
Net cash used in investing activities	(4.7)	(19.1)
Net cash provided by (used in) financing activities	(20.2)	14.7
Effect of exchange rate changes on cash	(0.2)	(0.5)

Net decrease in cash & cash equivalents	(4.1)	(6.0)
Cash & cash equivalents, beginning of period	14.7	27.4

Cash & cash equivalents, end of period	$10.6	$21.4

Financial, Capital Resources and Liquidity

As of March 28, 2009, we had a total of $390.7 million of indebtedness.

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

As of March 28, 2009, our total availability under the ABL facility was $170.5 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of February 22, 2009 (the February month-end under the terms of the credit agreement) and we had $90.5 million of ABL borrowings outstanding and $9.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $70.1 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

Operating activities

Cash provided by operating activities during the first quarter of 2009 increased by $22.1 million compared to the first quarter of 2008 primarily driven by improved operating results even as we increased our working capital due to a slight buildup in our accounts receivable and inventory as we prepare for anticipated increased volume in North America.

Investing activities

Cash used in investing activities during the first quarter of 2009 decreased by $14.4 million compared to the first quarter of 2008 primarily due to reduced capital expenditures year-over-year. During the first quarter of 2008, we made significant expenditures for our water bottling equipment project.

Financing activities

Cash used in financing activities during the first quarter of 2009 decreased by $34.9 million compared to the first quarter of 2008 primarily as the result of payments related to our ABL facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of March 28, 2009.

Debt

8% Senior Subordinated Notes due in 2011

Our Notes are due on December 15, 2011. As of March 28, 2009, the principal amount of the Notes was $269.0 million. The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15 th and December 15th.

We may redeem all or a part of the Notes upon not less than 30 or more than 60 days’ notice. In addition to the redemption price, accrued and unpaid interest and penalties, including liquidated damages (as defined in the indenture governing the Notes), are due.

We may, from time to time, depending on market conditions, including without limitation whether the Notes are then trading at discounts to their respective face amounts, repurchase Notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts that we may repurchase as permitted by the covenants in the ABL is limited to $15.0 million. However, the covenants in our ABL facility require us to have $75.0 million of availability after any such repurchase and a fixed charge coverage ratio of at least 1.0 to 1.0 for a period of four consecutive quarters.

Asset Based Lending Facility

On March 31, 2008, we entered into the ABL facility that provides financing for the U.S., Canada, the U.K. and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., U.K, Canadian and Mexican subsidiaries. The ABL facility replaced our former senior secured credit facilities in the U.S., Canada, the U.K., and Mexico and our receivables securitization facility in the U.S., the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

The ABL facility is a five-year revolving facility of up to $250.0 million. The five-year term runs through March 2013 but is subject to the refinancing of the Notes; the new ABL facility will mature early if the Notes have not been refinanced six months prior to their maturity (i.e. June 2011) on terms and conditions specified in the ABL facility.

The amount available under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. The ABL facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the U.K. ($75.0 million).

The interest rate on LIBOR and Prime loans is based on average aggregate availability as follows:

(in millions of U.S. dollars)	Average Aggregrate Availability	ABR Spread	Canadian Prime Spread	Eurodollar Spread	LIBOR Spread
	Over $175	0.50%	0.50%	2.00%	2.00%
	$100 - 175	0.75%	0.75%	2.25%	2.25%
	$50 - 100	1.00%	1.00%	2.50%	2.50%
	Under $50	1.25%	1.25%	2.75%	2.75%

The interest rate for the ABL facility as of March 28, 2009 was 3.1%. As of March 28, 2009, our ABL borrowings are comprised of $81.3 million of LIBOR borrowings and $9.2 million of ABR Spread borrowings. Our commitment fee also changes based on the average utilization of the ABL. This fee ranges from 0.25% per annum to 0.375% per annum. As of March 28, 2009, we pay 0.375% per annum.

We incurred $5.3 million of financing fees in connection with the ABL facility. The financing fees are being amortized over a five-year period which represents the life of the ABL facility.

GE Financing Agreement

We funded $32.5 million of water bottling equipment purchases through a finance lease arrangement in 2008. The quarterly payments under the lease obligation total approximately $8.8 million per annum for two years, $5.3 million per annum for the subsequent two years, then $1.7 million per annum for the final four years.

Credit Ratings and Covenant Compliance

Credit Ratings

On March 25, 2009, Moody’s upgraded their speculative grade liquidity to SGL-3 from SGL-4. Our corporate family rating of Caa1 and stable outlook remained unchanged.

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default. The debt under the ABL facility is guaranteed by most of our U.S., U.K., Canadian and Mexico subsidiaries. The ABL facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL facility include nonpayment, inaccuracy of representations and warranties (which would include the occurrence of an event having a material adverse effect), violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards.

As of March 28, 2009, our total availability under the ABL facility was $170.5 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of February 21, 2009 (the February month-end under the terms of the credit agreement) and we had $90.5 million of ABL borrowings outstanding and $9.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $70.1 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month. The ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of March 28, 2009, was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on March 28, 2009.

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

The indenture has numerous covenants that are applicable to Cott Beverages Inc. and the guarantors. We can only make restricted payments, such as paying dividends, repurchasing our stock or making certain investments, if our fixed charge coverage ratio is at least 2.0 to 1.0. Even then, we can only make those restricted payments in an amount that is no greater than 50.0% of our consolidated net income subject to certain adjustments. Certain other investments, like those not exceeding $60.0 million in the aggregate, may be made without satisfying the restricted payments test.

We may only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of March 28, 2009, our fixed charge coverage ratio under the indenture was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75.0% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

There are further restrictions in several of the covenants, such as a complete prohibition on paying any dividends if we are in default under the indenture. Many of the covenants may also limit transactions with our unrestricted subsidiaries or non-guarantor entities.

We believe we have been in compliance with all of the covenants under the Notes and there have been no amendments to any such covenants since they were issued.

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at March 28, 2009, these conditions of default did not exist with respect to any other indebtedness.

Capital structure

Year-to-date, shareowner’s equity increased by $15.8 million from 2008. The increase was primarily the result of net income of $19.9 million, offset by a $4.0 million foreign currency translation loss on the net assets of self-sustaining foreign operations and $0.3 million of share-based compensation expense. The foreign currency translation adjustment resulted mainly from the 5.0% decrease in the pound sterling and the 1.9% decrease in the Canadian dollar relative to the U.S. dollar since December 2008.

Dividend payments

No dividends were paid in the first three months of 2009 or in fiscal year 2008, and we are not expecting to change this policy in the next 12 months as we intend to use cash for future growth and/or debt repayment.

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

There have been no significant changes in our critical accounting policies and estimates since December 27, 2008.

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

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Wal-Mart, and the commitment of our customers to their own Cott-supplied beverage programs;

•	our substantial debt levels and our ability to service and reduce our debt;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	further credit downgrades;

•	further deterioration of the capital markets;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our exposure to intangible asset risk;

•	our ability to manage our operations successfully;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	the impact of regulation and regulatory, investigative and legal actions;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	volatility of our stock price;

•	disruptions in our information systems; or

•	interruption in transportation systems, labor strikes, work stoppages and other interruptions or difficulties in the employment of labor or transportation in our markets.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission and Canadian securities regulatory authorities. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Foreign exchange

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 27, 2008.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of March 28, 2009, a 100 basis point increase in the current per annum interest rate for our ABL facility would result in $0.9 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at March 28, 2009 was 6.9%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 27, 2008.

Item 4.	Controls and Procedures

Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our first quarter of 2009. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to Cott and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the Securities and Exchange Commission (“SEC”) (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, our management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

Item 1A.	Risk Factors

Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

Item 6.	Exhibits

Number	Description
3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Amendment No. 1 to Restated Executive Investment Share Purchase Plan, effective December 28, 2008 (filed herewith).

10.2	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 24, 2009).

10.3	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K dated February 24, 2009).

10.4	Amendment to Employment Agreement between Cott Corporation and David T. Gibbons dated February 18, 2009 (incorporated by reference to Exhibit 10.3 to our Form 8-K dated February 24, 2009).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2009 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2009 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2009 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2009 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: May 5, 2009	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer
(On behalf of the Company)

Date: May 5, 2009	/s/ Gregory Leiter
Senior Vice President, Corporate Controller
(Principal accounting officer)

Exhibit Index

Number	Description
3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Amendment No. 1 to Restated Executive Investment Share Purchase Plan, effective December 28, 2008 (filed herewith).

10.2	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 24, 2009).

10.3	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K dated February 24, 2009).

10.4	Amendment to Employment Agreement between Cott Corporation and David T. Gibbons dated February 18, 2009 (incorporated by reference to Exhibit 10.3 to our Form 8-K dated February 24, 2009).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2009 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2009 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2009 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 28, 2009 (furnished herewith).