Form 10-Q
period 2009-06-27
COTT CORP /CN/
filed 2009-08-04
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, no par value per share	71,871,330 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except per share amounts)

Unaudited

		For the Three Months Ended		For the Six Months Ended
		June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Revenue, net		$438.8	$466.5	$805.8	$856.2
Cost of sales		365.5	409.5	674.3	758.4

Gross profit		73.3	57.0	131.5	97.8

Selling, general and administrative expenses		35.1	44.5	69.8	97.3
Loss on disposal of property, plant & equipment		0.1	0.1	—	0.3
Restructuring and asset impairments	Note 2
Restructuring		0.4	6.7	1.6	6.7
Asset impairments		3.4	0.4	3.5	0.4

Operating income (loss)		34.3	5.3	56.6	(6.9)

Other income, net		(2.8)	(4.8)	(2.7)	(6.2)
Interest expense, net		7.5	8.0	15.1	15.7

Income (loss) before income taxes		29.6	2.1	44.2	(16.4)

Income tax (benefit) expense	Note 4	(5.4)	3.3	(11.6)	5.7

Net income (loss)		$35.0	$(1.2)	$55.8	$(22.1)

Less: Net income attributable to non-controlling interests		1.3	0.6	2.2	1.0

Net income (loss) attributed to Cott Corporation		$33.7	$(1.8)	$53.6	$(23.1)

Net income (loss) per common share attributed to Cott Corporation	Note 5
Basic		$0.48	$(0.03)	$0.76	$(0.32)
Diluted		$0.48	$(0.03)	$0.76	$(0.32)
Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic		70,472	71,136	70,472	71,502
Diluted		70,529	71,136	70,491	71,502

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars)

Unaudited

		June 27, 2009	December 27, 2008
ASSETS
Current assets
Cash & cash equivalents		$13.2	$14.7

Accounts receivable, net of allowance of $6.8 ($5.5 as of December 27, 2008)		207.4	164.4
Income taxes recoverable		7.7	7.7
Inventories	Note 7	119.7	111.1
Prepaid and other expenses		12.6	9.3
Deferred income taxes		3.0	3.0
Other current assets		2.2	—

		365.8	310.2

Property, plant and equipment		346.4	346.8
Goodwill	Note 8	28.3	27.0
Intangibles and other assets	Note 8	156.9	169.6
Deferred income taxes		20.5	10.3
Other tax receivable		9.7	9.2

		$927.6	$873.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	Note 9	$66.6	$107.5
Current maturities of long-term debt		8.0	7.6
Income taxes payable		0.9	0.1
Accounts payable and accrued liabilities		195.7	166.7

		271.2	281.9

Long-term debt	Note 9	290.7	294.4
Other long-term liabilities	Note 2	15.0	16.0
Other tax liabilities		11.2	18.3
Deferred income taxes		21.4	16.0

		609.5	626.6

Contingencies and Commitments	Note 10

Equity
Capital stock, no par - 71,871,330 (December 27, 2008 - 71,871,330) shares issued		275.0	275.0
Treasury stock	Note 11	(5.3)	(6.4)
Additional paid-in-capital		37.7	38.1
Accumulated earnings (deficit)		23.9	(29.7)
Accumulated other comprehensive loss		(30.4)	(47.8)

Total Cott Corporation’s equity		300.9	229.2
Non-controlling interests		17.2	17.3

Total equity		318.1	246.5

		$927.6	$873.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars)

Unaudited

	Cott Corporation’s Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Restricted Shares	Additional Paid-in- Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 29, 2007	71,871	—	$275.0	—	$(0.4)	$32.2	$93.1	$32.3	$19.6	$451.8

Treasury Shares – Note 11	—	1,954	—	(5.4)	—	—	—	—	—	(5.4)
Treasury shares purchased – Employee Stock Plan – Note 11	—	353	—	(1.0)	—	1.0	—	—	—	—
Reclassified share-based compensation from liabilities	—	—	—	—	—	0.2	—	—	—	0.2
Restricted shares – Note 3	—	—	—	—	0.4	—	—	—	—	0.4
Share-based compensation – Note 3	—	—	—	—	—	3.2	—	—	—	3.2
Modification of equity award – Note 3	—	—	—	—	—	(0.3)	—	—	—	(0.3)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Comprehensive loss
Currency translation adjustment	—	—	—	—	—	—	—	(2.5)	0.1	(2.4)
Pension liabilities, net of tax	—	—	—	—	—	—	—	0.1	—	0.1
Net (loss) income	—	—	—	—	—	—	(23.1)	—	1.0	(22.1)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(24.4)

Balance at June 28, 2008	71,871	2,307	$275.0	(6.4)	—	$36.3	$70.0	$29.9	$19.1	$423.9

Balance at December 27, 2008	71,871	2,307	$275.0	(6.4)	—	$38.1	$(29.7)	$(47.8)	$17.3	$246.5

Treasury shares issued – Note 11	—	—	—	1.1	—	(1.1)	—	—	—	—

Share-based compensation – Note 3	—	—	—	—	—	0.8	—	—	—	0.8
Reclassified share-based compensation to liabilities	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	—	17.0	—	17.0
Pension liabilities, net of tax	—	—	—	—	—	—	—	0.4	—	0.4
Net income	—	—	—	—	—	—	53.6	—	2.2	55.8

Comprehensive income	—	—	—	—	—	—	—	—	—	73.2

Balance at June 27, 2009	71,871	2,307	$275.0	$(5.3)	—	$37.7	$23.9	$(30.4)	$17.2	$318.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Operating Activities
Net income (loss)	$35.0	$(1.2)	$55.8	$(22.1)
Depreciation and amortization	16.3	19.9	33.3	40.8
Amortization of financing fees	0.3	0.4	0.6	0.6
Share-based compensation expense	0.7	1.5	0.8	5.1
Increase in deferred income taxes	0.7	2.5	2.9	1.5
Decrease in other income tax liabilities	(8.7)	(2.1)	(16.5)	(1.0)
Loss on disposal of property, plant & equipment	0.1	0.1	—	0.3
Asset impairments	3.4	0.4	3.5	0.4
Lease contract termination loss	—	0.3	—	0.3
Lease contract termination payments	(1.0)	(0.4)	(1.9)	(0.4)
Other non-cash items	(1.7)	0.8	(1.1)	0.6
Change in accounts receivable	(28.7)	(25.1)	(35.3)	(25.4)
Change in inventories	(2.5)	1.8	(5.5)	(4.6)
Change in prepaid expenses and other current assets	(5.7)	(6.0)	(3.0)	(6.6)
Change in other assets	(0.3)	(0.4)	(0.2)	(0.4)
Change in accounts payable and accrued liabilities	28.2	29.3	24.2	26.8
Change in income taxes recoverable	1.3	2.9	0.8	7.7

Net cash provided by operating activities	37.4	24.7	58.4	23.6

Investing Activities
Additions to property, plant and equipment	(7.7)	(7.1)	(13.6)	(24.2)
Additions to intangibles	—	(1.3)	—	(3.3)
Proceeds from disposal of property, plant & equipment and held-for-sale assets	0.1	2.6	1.3	2.6

Net cash used in investing activities	(7.6)	(5.8)	(12.3)	(24.9)

Financing Activities
Payments of long-term debt	(1.9)	(0.4)	(3.7)	(1.5)
Issuance of long-term debt	—	8.1	—	16.6
Borrowings on credit facility, net	—	(140.9)	—	(127.5)
Short-term borrowings, net	—	(3.8)	—	(8.4)
Short-term borrowings, ABL	286.1	595.4	630.5	595.4
Short-term repayments, ABL	(311.3)	(464.2)	(672.6)	(464.2)
Distributions to non-controlling interests	(0.9)	(0.5)	(2.3)	(1.6)
Purchase of treasury shares	—	(6.4)	—	(6.4)
Deferred financing fees	—	(4.3)	—	(4.3)
Other financing activities	(0.1)	0.5	(0.2)	0.1

Net cash used in financing activities	(28.1)	(16.5)	(48.3)	(1.8)

Effect of exchange rate changes on cash	0.9	0.1	0.7	(0.4)

Net increase (decrease) in cash & cash equivalents	2.6	2.5	(1.5)	(3.5)

Cash & cash equivalents, beginning of period	10.6	21.4	14.7	27.4

Cash & cash equivalents, end of period	$13.2	$23.9	$13.2	$23.9

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12.5	$12.6	$14.6	$14.9
Cash (refunded) paid for income taxes, net	(0.4)	1.3	(0.2)	(1.3)

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1 – Business and Summary of Significant Accounting Policies

Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink provider. In addition to carbonated soft drinks (“CSDs”), our product lines include clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas. We operate in five operating segments – North America (which includes our United States (“U.S.”) reporting unit and Canada reporting unit), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental Europe reporting unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our Asia reporting unit and our international corporate expenses). We closed our active Asian operations at the end of fiscal year 2008.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K and the Form 8-K (filed on May 29, 2009) for the year ended December 27, 2008. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Reclassifications

Certain comparative figures have been revised to correctly reflect the reclassification within the Statement of Cash Flows from a financing activity to an operating activity as of June 28, 2008.

Recent Accounting Pronouncements

SFAS No. 141(R) as amended

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above, which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The presentation and disclosure requirements of SFAS 160 have resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 effective tax rate. We reported non-controlling interests as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statements of Operations. As non-controlling interests will be recorded below income tax expense, it will have an impact on our total effective tax rate, but our total taxes will not change.

SFAS No. 161

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

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP was effective for us as of March 28, 2009. We have evaluated the potential impact of FSP 142-3 on our consolidated financial statements and do not believe FSP 142-3 will have a material impact on our consolidated financial statements.

SFAS No. 157

Effective for our 2009 fiscal year, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”),as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective in the second quarter of 2009 and did not have a material impact on our consolidated financial statements. We have evaluated certain events and transactions occurring after June 27, 2009 and through August 4, 2009 and one event met the definition of a subsequent event and is so disclosed in Note 12 of the consolidated financial statements for the period ended June 27, 2009.

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on our consolidated financial statements.

FSP 132(R)-1

In December 2008, the FASB issued FASB FSP No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about our plan assets for the defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP will become effective for us for our fiscal year ending January 2, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

FSP 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (collectively “FSP 107-1/APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP 107-1/APB 28-1 was adopted in the second quarter of 2009 and is currently disclosed below.

Fair value of financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of June 27, 2009 and December 27, 2008 are as follows:

	June 27, 2009		December 27, 2008
(in millions of US dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8% senior subordinated notes due in 2011[1]	$269.0	$249.5	$269.0	$164.1
ABL facility	66.6	66.6	107.5	107.5

Total	$335.6	$316.1	$376.5	$271.6

[1]	The fair value of our 8% senior subordinated notes (the “Notes”) is based on the trading levels and bid/offer prices observed by a market participant.

Note 2 – Restructuring and Asset Impairments

The following table summarizes restructuring charges for the three and six months ended June 27, 2009:

	For Three Months Ended June 27, 2009		For Six Months Ended June 27, 2009
(in millions of U.S. dollars)	North America	Total	North America	Total

Restructuring	$0.4	$0.4	$1.6	$1.6
Asset impairments	3.4	3.4	3.5	3.5

	$3.8	$3.8	$5.1	$5.1

During the last three years we have undertaken three restructuring plans. Our first plan involved the realignment of the management of our Canadian and U.S. businesses to a North American basis, rationalization of our product offerings, elimination of underperforming assets, an increased focus on high potential accounts, and the closure of several plants and warehouses in North America that resulted in lease contract termination losses (the “North American Plan”). Next, we implemented a plan to refocus on retailer brands and reduce costs in the operation of our business (the “Refocus Plan”). The Refocus Plan has been completed and resulted in a partial reduction of our workforce. We also undertook a plan to improve efficiencies and reduce costs for fiscal year 2009 (the “2009 Restructuring Plan”). The 2009 Restructuring Plan is ongoing and has resulted in a partial reduction of our workforce. We will continue to pay cash related to restructuring accruals for lease termination costs under the North American Plan over the next several years. We may incur additional charges related to the 2009 Restructuring Plan throughout fiscal year 2009, but do not anticipate incurring any additional charges related to the North American Plan or the Refocus Plan.

In 2008, we implemented and completed the Refocus Plan, which resulted in a partial reduction of our workforce.

In 2009, we implemented the 2009 Restructuring Plan, which resulted in a partial reduction of our workforce.

Asset impairments – In 2009, we recorded a $3.4 million asset impairment charge related to customer relationships upon the loss of a customer and a $0.1 million charge for our Elizabethtown facility.

The following table is a summary of our restructuring charges through the six months ended June 27, 2009:

North American Plan:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charge to costs and expenses	Cash payments made during six months ended June 27, 2009	Balance at June 27, 2009

Lease contract termination loss	$9.6	$—	$(1.8)	$7.8

	$9.6	$—	$(1.8)	$7.8

2009 Restructuring Plan:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charge to costs and expenses	Cash payments made during six months ended June 27, 2009	Balance at June 27, 2009

Severance and termination benefits	$—	$1.5	$(1.4)	$0.1

	$—	$1.5	$(1.4)	$0.1

As of June 27, 2009, $3.9 million (December 27, 2008 – $5.8 million) of the lease contract termination loss liability has been recorded as other long-term liabilities and $4.0 million of lease contract termination loss liability and severance and termination benefits (December 27, 2008 – $3.8 million) has been classified as accounts payable and accrued liabilities.

Note 3 – Share-Based Compensation

As of June 27, 2009, we had six share-based compensation plans, which are described below. The share-based compensation plans have been approved by our shareholders, except for our 1986 Common Share Option Plan, as amended (the “Option Plan”), which was adopted prior to our initial public offering, and our Chief Executive Officer (“CEO”) awards, which were inducement grants made in connection with attracting and retaining those executives. Subsequent amendments that required shareowner approval have been so approved.

The table below summarizes the compensation expenses for the three and six months ended June 27, 2009 and June 28, 2008. This compensation expense was recorded in selling, general and administrative expenses.

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Stock options	$0.1	$0.1	$0.1	$0.3
Performance share units	0.2	1.1	0.4	1.1
Share appreciation rights	0.1	0.1	0.2	0.3
Restricted stock	0.1	(0.1)	0.1	(0.1)
Former CEO award [1]	—	—	—	1.9
Interim CEO award	—	0.3	(0.1)	1.5
Share purchase plan	—	—	—	0.1

Total	$0.5	$1.5	$0.7	$5.1

[1]	Includes expense for restricted shares of $0.4 million for the six months ended June 28, 2008.

As of June 27, 2009, the unrecognized compensation expense and years we expect to recognize as future compensation expense were as follows:

	Unrecognized compensation expense as of June 27, 2009 (in millions of U.S. dollars)	Weighted average years expected to recognize compensation
Performance share units	$0.7	0.9
Stock options	0.1	0.6
Share appreciation rights	0.2	0.3

Total	$1.0

Option Plan

Under the Option Plan, we have reserved a total of 14.0 million common shares for future issuance. Options are granted at a price not less than the fair value of the shares on the date of grant. As of June 27, 2009, there were 7.4 million shares available for issuance under the Option Plan.

There were no common shares issued pursuant to option exercises during the six months ended June 27, 2009. Options representing 250,000 shares were issued during the first quarter of 2009 at an exercise price of C$1.10 per share. The fair value of this option grant was estimated to be C$0.475 using the Black-Scholes option pricing model. This grant vests in four equal quarterly installments from the date of grant. In the second quarter of 2008, we granted options representing 25,000 shares that vested immediately upon issuance.

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

The fair value of each option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	June 27, 2009	June 28, 2008
Risk-free interest rate	2.3%	3.4%
Average expected life (years)	10.0	5.0
Expected volatility	50.0%	75.5%
Expected dividend yield	—	—

Option activity was as follows:

	Shares (in thousands)	Weighted average exercise price (Canadian$)
Balance at December 27, 2008	892	$27.52
Awarded	250	1.10
Forfeited or expired	(222)	30.86

Outstanding at June 27, 2009	920	19.51

Exercisable at June 27, 2009	672	$26.48

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

During the six months ended June 27, 2009, PSU and SAR activity was as follows:

	Number of PSUs (in thousands)	Number of SARs (in thousands)
Balance at December 27, 2008	1,492	491
Awarded	25	—
Issued	(396)	—
Forfeited	(47)	(28)

Outstanding at June 27, 2009	1,074	463

The number of units that actually vest under our PSU Plan can vary from 0 to 150% depending on the level of performance achieved relative to the performance target. Subject to the terms of the PSU Plan, the vesting date for the PSUs awarded in fiscal 2007 will be January 2, 2010. As of June 27, 2009, no compensation costs were recognized in connection with the PSUs awarded in fiscal 2007 because it is not probable that the performance targets will be met.

During the first quarter of 2008, we awarded 1.5 million PSUs (at a grant date fair value of $4.2 million) to certain executives as a retention incentive. We met certain performance targets as of December 27, 2008 and, as a result, $1.1 million of these awards (0.4 million shares) were paid with shares held in trusts in the first quarter of 2009, with an additional $1.7 million (0.6 million shares) anticipated to be issued in early 2010 if certain performance targets are met as of January 2, 2010. This award is payable in shares and has been accounted for as an equity award. As of June 27, 2009, the trustee under the PSU Plan held 1.2 million of our common shares, which had been previously purchased on the open market to satisfy our anticipated future liability under the PSU Plan. We also awarded $0.4 million of individual sign-on awards throughout 2008 that will vest if certain performance targets are met.

CEO Share-Based Compensation

On March 24, 2008, we granted to David Gibbons, who was serving as our Interim Chief Executive Officer, restricted stock units payable in cash in respect of 720,000 shares of our common stock, of which 360,000 units vested immediately. Of the remaining 360,000 restricted stock units, 300,000 units vested ratably on a monthly basis over a five-month period beginning October 24, 2008 through February 24, 2009. Upon the appointment of Jerry Fowden as the Company’s Chief Executive Officer, Mr. Gibbons resigned his position and his employment arrangements came to an end on February 27, 2009, at which time 6,000 prorated restricted stock units vested and the remaining 54,000 units were forfeited.

Mr. Gibbons’ award is recognized as compensation expense over the vesting period. For the six months ended June 27, 2009, ($0.1) million (June 28, 2008 – $1.5 million) of this award was recorded as compensation (benefit) to reflect actual vesting. The fair value and compensation costs vary based on share price and this has been accounted for as a liability award in accordance with U.S. GAAP.

In 2006, Brent Willis, our Former Chief Executive Officer who was terminated in March 2008, received a net cash award of $0.9 million at the commencement of his employment to purchase shares of the Company. The purchased shares were required to be held for a minimum of three years. As part of his termination agreement, we ceased to enforce the requirement that Mr. Willis use the cash award paid to him upon his hire date to purchase and hold Cott shares. In 2008, $0.8 million was recorded as compensation expense. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. For 2008, compensation costs of $1.4 million were expensed as compensation expense in the first six months because the shares vested upon termination. As part of his termination agreement, the remaining 136,000 shares became payable and $0.3 million of cash (which was reclassified as a liability award) was paid based on the fair value of such shares.

Restated Executive Incentive Share Purchase Plan

In the second quarter of 2007, our shareowners approved a restated executive incentive share purchase plan (the “Restated EISPP”), which allows officers and senior management executives, as designated by the Human Resources and Compensation Committee, to elect to receive their performance bonus (or a portion thereof) as common share units held on their behalf by an independent trust. If the employee elects to receive common share units, we will provide to the employee an equal number of shares, which vest in three years provided certain corporate performance goals are achieved (“Match Portion”).

The Match Portion of the performance bonus is estimated based on the employee’s election and will be amortized over the service period of approximately four years. During 2007, employees elected to defer a total of $1.1 million under the Restated EISPP of which only $0.5 million remains as of June 27, 2009 after employee terminations. The Company recorded an expense of less than $0.1 million and $0.1 million for the six months ended June 27, 2009 and June 28, 2008, respectively, related to the anticipated 2007 Match Portion. At June 27, 2009, the awards for the 2007 plan year have been accounted for as an equity award under SFAS 123R because the number of shares has been fixed under the Restated EISPP. Effective as of December 27, 2008, our Human Resources and Compensation Committee approved an amendment to the Restated EISPP with the effect of freezing participation in the plan.

Note 4 – Income Taxes

Income tax benefit was $11.6 million on pretax income of $44.2 million for the six months ended June 27, 2009 as compared to a $5.7 million provision on pretax loss of $16.4 million for the six months ended June 28, 2008. The 2009 recovery is due in part to a $14.1 million income tax benefit due to a reversal of accruals related to uncertain tax positions in the first half of 2009 and a benefit of $2.4 million on the reversal of interest and penalties. The estimated worldwide effective tax rate applied to income from operations differs from the statutory rate due to the partial reversal of previously recorded valuation allowances and the tax benefit of intercompany financing structures. The statutory rate declined from the prior year due to reduced tax rates in Canada. We anticipate that we may reverse specific uncertain tax positions over the next 12 months that could generate $1.0 million to $2.0 million of tax benefits.

We are currently under audit by the Canada Revenue Agency for tax year 2004 and by the Internal Revenue Service for tax years 2004 through 2007. The amounts that may ultimately be payable by us as a result of these audits are uncertain. We believe that the amounts provided for the outcome of these audits in our tax liabilities are adequate; however, our estimates of tax liabilities for these audits may change materially in the near term as the audits progress.

Note 5 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributed to Cott Corporation by the weighted average number of common shares outstanding during the period. Diluted net income (loss) attributed to Cott Corporation per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations follows:

	Three Months Ended
	June 27, 2009			June 28, 2008
	Net income (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount	Net (loss) (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount

Basic income (loss) available to common shareholders
Net income (loss)	$33.7	70,472	$0.48	$(1.8)	71,136	$(0.03)

Effect of dilutive securities
Options	—	57		—	—

Diluted income (loss) available to common shareholders

Net income (loss)	$33.7	70,529	$0.48	$(1.8)	71,136	$(0.03)

	Six Months Ended
	June 27, 2009			June 28, 2008
	Net income (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount	Net (loss) (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in thousands)	Per-share amount

Basic income (loss) available to common shareholders
Net income (loss)	$53.6	70,472	$0.76	$(23.1)	71,502	$(0.32)

Effect of dilutive securities
Options	—	19		—	—

Diluted income (loss) available to common shareholders

Net income (loss)	$53.6	70,491	$0.76	$(23.1)	71,502	$(0.32)

At June 27, 2009, options to purchase 919,650 (June 28, 2008 — 1,721,690) shares of common stock at a weighted average exercise price of C$19.51 (June 28, 2008 — C$28.87) per share were outstanding, but were not included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the common stock. Shares purchased on the open market and held by independent trusts are categorized as treasury shares. We excluded 1,398,864 of treasury shares associated with the PSU Plan and held in various trusts under the PSU Plan in the calculation of basic and diluted earnings per share.

Note 6 – Operating Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas. We operate in five operating segments – North America (which includes our U.S. reporting unit and our Canada reporting unit), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, RCI and All Other (which includes our Asia reporting unit and our international corporate expenses). We closed our active Asian operations at the end of fiscal year 2008.

	Operating Segments[1]
(in millions of U.S. dollars)	North America	U.K.	Mexico	RCI	All Other	Total

For the Three Months Ended June 27, 2009
External revenue[1]	$323.5	$99.0	$10.6	$5.7	$—	$438.8
Depreciation and amortization	12.6	3.1	0.4	—	0.2	16.3
Operating income (loss)	26.6	8.3	(1.2)	0.6	—	34.3
Restructuring and asset impairments – Note 2	3.8	—	—	—	—	3.8
Additions to property, plant and equipment	5.2	2.4	0.1	—	—	7.7

For the Six Months Ended June 27, 2009
External revenue[1]	$612.5	$163.0	$20.4	$9.9	$—	$805.8
Depreciation and amortization	26.2	6.1	0.8	—	0.2	33.3
Operating income (loss)	52.9	5.7	(3.5)	1.5	—	56.6
Restructuring and asset impairments – Note 2	5.1	—	—	—	—	5.1
Additions to property, plant and equipment	8.2	5.3	0.1	—	—	13.6

As of June 27, 2009
Property, plant and equipment	$235.5	$97.6	$13.3	$—	$—	$346.4
Goodwill	23.8	—	—	4.5	—	28.3
Intangibles and other assets	136.8	19.3	0.8	—	—	156.9
Total assets[2]	665.5	218.9	31.0	11.7	0.5	927.6

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

	Operating Segments[1]
(in millions of U.S. dollars)	North America	U.K.	Mexico	RCI	All Other	Total

For the Three Months Ended June 28, 2008
External revenue[1]	$328.1	$115.1	$18.0	$5.2	$0.1	$466.5
Depreciation and amortization	15.2	4.3	0.4	—	—	19.9
Operating income (loss)	(1.5)	6.7	(1.2)	1.5	(0.2)	5.3
Restructuring and asset impairments – Note 2	7.1	—	—	—	—	7.1
Additions to property, plant and equipment	4.7	1.7	0.7	—	—	7.1

For the Six Months Ended June 28, 2008
External revenue[1]	$602.7	$208.0	$34.1	$11.0	$0.4	$856.2
Depreciation and amortization	31.5	8.6	0.7	—	—	40.8
Operating (loss) income	(15.5)	8.9	(3.6)	3.6	(0.3)	$(6.9)
Restructuring and asset impairments – Note 2	7.1	—	—	—	—	7.1
Additions to property, plant and equipment	16.5	4.6	3.1	—	—	24.2

As of December 27, 2008
Property, plant and equipment	$244.1	$88.7	$14.0	$—	$—	$346.8
Goodwill	22.5	—	—	4.5	—	27.0
Intangibles and other assets	150.2	18.3	0.9	—	0.2	169.6
Total assets[2]	642.3	189.3	29.9	11.6	—	873.1

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the six months ended June 27, 2009, sales to Wal-Mart accounted for 34.9% (June 28, 2008 – 35.6%) of our total revenues, 40.6% of our North America operating segment revenues (June 28, 2008 – 43.0%), 17.4% of our U.K. operating segment revenues (June 28, 2008 – 16.7%), and 20.9% of our Mexico operating segment revenues (June 28, 2008 – 19.9%).

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

Revenues by geographic area are as follows:

(in millions of U.S. dollars)	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
United States	$280.6	$270.8	$542.6	$507.9
Canada	60.6	73.9	101.1	125.8
United Kingdom	99.7	115.1	163.7	208.0
Mexico	10.6	18.0	20.4	34.1
RCI[1]	5.7	5.2	9.9	11.0
All Other	—	0.2	—	0.4
Elimination[2]	(18.4)	(16.7)	(31.9)	(31.0)

	$438.8	$466.5	$805.8	$856.2

[1]	RCI sells products to a number of different countries.
[2]

Represents intersegment revenue among all countries of which $4.0 million and $6.9 million and $3.0 million and $6.3 million represent intersegment revenue between North America and our international segments for the three and six months ended June 27, 2009 and June 28, 2008, respectively.

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	June 27, 2009	December 27, 2008

United States	$192.0	$201.2
Canada	43.5	42.9
United Kingdom	97.6	88.7
Mexico	13.3	14.0

	$346.4	$346.8

Note 7 – Inventories

(in millions of U.S. dollars)	June 27, 2009	December 27, 2008

Raw materials	$46.6	$40.0
Finished goods	57.4	54.5
Other	15.7	16.6

	$119.7	$111.1

Note 8 – Intangibles and Other Assets including Goodwill

	June 27, 2009			December 27, 2008
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0	$45.0	$—	$45.0

Subject to amortization
Customer relationships	154.5	74.0	80.5	157.5	69.9	87.6
Trademarks	24.6	14.2	10.4	24.8	13.2	11.6
Information technology	52.2	46.0	6.2	51.0	42.4	8.6
Other	3.6	1.9	1.7	3.6	1.7	1.9

	234.9	136.1	98.8	236.9	127.2	109.7

	279.9	136.1	143.8	281.9	127.2	154.7

Other Assets
Financing costs	6.8	2.4	4.4	6.7	1.7	5.0
Deposits	7.9	—	7.9	7.6	—	7.6
Other	5.8	5.0	0.8	7.8	5.5	2.3

	20.5	7.4	13.1	22.1	7.2	14.9

Total Intangibles & Other Assets	$300.4	$143.5	$156.9	$304.0	$134.4	$169.6

Goodwill	$28.3	$—	$28.3	$27.0	$—	$27.0

Amortization expense of intangible assets was $4.4 million and $9.3 million for the three and six months ended June 27, 2009 ($7.2 million and $15.0 million for the three and six months ended June 28, 2008).

The estimated amortization expense for intangibles over the next five years and thereafter is as follows:

(in millions of U.S. dollars)
Remainder of 2009	$8.2
2010	14.3
2011	13.5
2012	12.4
2013	12.4
Thereafter	38.0

Total	$98.8

Note 9 – Debt

Our total debt is as follows:

(in millions of U.S. dollars)	June 27, 2009	December 27, 2008
8% senior subordinated notes due in 2011[1]	$269.0	$269.0
Asset based lending facility	66.6	107.5
GE obligation	25.4	28.7
Other debt	2.9	3.4
Other capital leases	3.2	3.2

Total debt	367.1	411.8
Less: Short-term borrowings and current debt:
Asset based lending facility	66.6	107.5

Total short-term borrowings	66.6	107.5
GE obligation - current maturities	7.0	6.7
Other capital leases - current maturities	0.4	0.3
Other debt - current maturities	0.6	0.6

Total current debt	74.6	115.1

Long-term debt before discount	292.5	296.7
Less discount on 8% notes	(1.8)	(2.3)

Total long-term debt	$290.7	$294.4

[1]	Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001.

Debt

8% Senior Subordinated Notes due in 2011

We have outstanding 8% senior subordinated notes due on December 15, 2011. As of June 27, 2009, the principal amount of the Notes was $269.0 million. The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15 th and December 15th.

We may redeem all or a part of the Notes upon not less than 30 or more than 60 days’ notice. In addition to the redemption price, accrued and unpaid interest and penalties, including liquidated damages (as defined in the indenture governing the Notes), are due upon any such redemption.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement that created an asset-based lending (“ABL”) credit facility to provide financing for the U.S., Canada, the U.K. and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., U.K., Canadian and Mexican subsidiaries. The ABL facility replaced our former senior secured credit facilities in the U.S., Canada, the U.K., and Mexico and our receivables securitization facility in the U.S., the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

The ABL facility is a five-year revolving facility that runs through March 2013 but is subject to the refinancing of the Notes; the ABL facility will mature early if the Notes have not been refinanced or retired six months prior to their maturity (i.e., June 15, 2011) on terms and conditions specified in the ABL facility.

The amount available under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. The ABL facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the U.K. ($75.0 million).

The effective interest rate as of June 27, 2009 on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	LIBOR Spread
Over $175	0.50%	0.50%	2.00%	2.00%
$100 - 175	0.75%	0.75%	2.25%	2.25%
$50 - 100	1.00%	1.00%	2.50%	2.50%
Under $50	1.25%	1.25%	2.75%	2.75%

The interest rate for the ABL facility as of June 27, 2009 was 4.1%. As of June 27, 2009, our ABL borrowings were comprised of $8.0 million of LIBOR borrowings and $58.6 million of ABR Spread borrowings. Our commitment fee also changes based on the average utilization of the ABL. This fee ranges from 0.25% per annum to 0.375% per annum. As of June 27, 2009, the commitment fee was 0.375% per annum.

We incurred $5.3 million of financing fees in connection with the ABL facility. The financing fees are being amortized over a five-year period, which represents the life of the ABL facility.

GE Financing Agreement

We funded $32.5 million of water bottling equipment purchases through a finance lease arrangement in 2008. The quarterly payments under the lease obligation total approximately $8.8 million per annum for the first two years, $5.3 million per annum for the subsequent two years, then $1.7 million per annum for the final four years.

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

As of June 27, 2009, our total availability under the ABL facility was $203.8 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of May 23, 2009 (the May month-end under the terms of the credit agreement) and we had $66.6 million of ABL borrowings outstanding and $9.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $127.3 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month. The ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of June 27, 2009, was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on June 27, 2009.

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

We may only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of June 27, 2009, our fixed charge coverage ratio under the indenture was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75.0% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

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

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at June 27, 2009, these conditions of default did not exist with respect to any other indebtedness.

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

We had $9.9 million in standby letters of credit outstanding as of June 27, 2009 (June 28, 2008 – $21.7 million).

Note 11 – Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares on the open market for $6.4 million, of which 2.0 million shares, or $5.4 million, are to be used to satisfy any future liability under the PSU Plan and the Restated EISPP and 0.3 million shares, or $1.0 million, are held in trust for our employees as part of the deferred compensation arrangement under the Restated EISPP. As of June 27, 2009, we distributed 0.4 million shares from the trust to satisfy certain PSU obligations that had vested. See Note 3 for further details of these two plans. Treasury shares are reported at cost.

Note 12 – Subsequent Events

On July 22, 2009, we entered into a first amendment to the credit agreement (the “ABL Amendment”) governing the ABL facility pursuant to which the parties agreed to certain amendments to the credit agreement and certain security agreements entered into in connection with the credit agreement, which amendments included among other things: (a) a reduction of the ABL facility from $250.0 million to $225.0 million, with the borrowing base limitations remaining substantially the same, other than an accelerated $5.0 million reduction in the PP&E Component (as defined in the credit agreement); (b) an increase in the interest rate margin; (c) greater flexibility to purchase or redeem the Notes, subject to several conditions including significant availability requirements under the ABL facility, fixed charge coverage tests and other conditions; (d) greater flexibility to raise debt or equity to fund such purchases and redemptions of the Notes, subject to several conditions including significant availability requirements under the ABL facility, fixed charge coverage tests and other conditions; (e) payment of certain fees and expenses; and (f) miscellaneous other changes. The amendments in (a) through (d) above, as well as certain other miscellaneous changes, will become effective if we raise certain equity that results in minimum gross proceeds to us of $50.0 million and pay certain additional amendment fees to our lenders in the next approximately 165 days. The remaining changes in the ABL Amendment were effective upon the execution of the ABL Amendment.

Accordingly, if the amendments in (a) through (d) above become effective, the interest rate on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregrate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	CDOR Spread	LIBOR Spread
Over $150	2.25%	2.25%	3.25%	3.25%	3.25%
$75 - 150	2.50%	2.50%	3.50%	3.50%	3.50%
Under $75	2.75%	2.75%	3.75%	3.75%	3.75%

In addition, our commitment fee will increase to 0.50% per annum.

Note 13 – Guarantor Subsidiaries

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

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended June 27, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$60.6	$260.7	$100.9	$32.7	$(16.1)	$438.8
Cost of sales	50.0	217.6	85.8	28.2	(16.1)	365.5

Gross profit	10.6	43.1	15.1	4.5	—	73.3
Selling, general and administrative expenses	7.5	18.0	6.9	2.7	—	35.1
Loss (gain) on disposal of property, plant and equipment	0.1	0.1	(0.1)	—	—	0.1
Restructuring and asset impairments:	—	—	—	—	—	—
Restructuring	0.2	0.2	—	—	—	0.4
Asset impairments	(0.1)	3.5	—	—	—	3.4

Operating income	2.9	21.3	8.3	1.8	—	34.3

Other income, net	(2.3)	(0.2)	—	(0.3)	—	(2.8)
Intercompany Interest expense (income), net	(2.3)	3.3	(1.0)	—	—	—
Interest expense, net	0.1	7.2	0.1	0.1	—	7.5

Income before income taxes (benefit) expense and equity (loss) income	7.4	11.0	9.2	2.0	—	29.6

Income taxes (benefit) expense	(7.9)	0.7	1.7	0.1	—	(5.4)
Equity (loss) income	18.4	1.5	11.9	—	(31.8)	—

Net income (loss)	$33.7	$11.8	$19.4	$1.9	$(31.8)	$35.0

Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net income (loss) income attributed to Cott Corporation	$33.7	$11.8	$19.4	$0.6	$(31.8)	$33.7

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Six Months Ended June 27, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$101.1	$504.3	$166.0	$62.4	$(28.0)	$805.8
Cost of sales	86.6	415.4	145.7	54.6	(28.0)	674.3

Gross profit	14.5	88.9	20.3	7.8	—	131.5
Selling, general and administrative expenses	13.8	35.4	14.7	5.9	—	69.8
(Gain) loss on disposal of property, plant and equipment	0.1	—	(0.1)	—	—	—
Restructuring and asset impairments:
Restructuring	0.2	1.4	—	—	—	1.6
Asset impairments	—	3.5	—	—	—	3.5

Operating income	0.4	48.6	5.7	1.9	—	56.6

Other (income), net	(2.7)	—	—	—	—	(2.7)
Intercompany interest expense (income), net	(4.7)	6.5	(1.8)	—	—	(0.0)
Interest expense , net	0.2	14.6	0.2	0.1	—	15.1

Income before income taxes (benefit) expense and equity (loss) income	7.6	27.5	7.3	1.8	—	44.2

Income taxes (benefit) expense	(15.7)	3.5	0.5	0.1	—	(11.6)
Equity (loss) income	30.3	2.8	27.7	—	(60.8)	—

Net income (loss)	$53.6	$26.8	$34.5	$1.7	$(60.8)	$55.8

Less: Net income attributable to non-controlling interests	—	—	—	2.2	—	2.2

Net income (loss) income attributed to Cott Corporation	$53.6	$26.8	$34.5	$(0.5)	$(60.8)	$53.6

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended June 28, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$73.9	$253.6	$116.8	$38.1	$(15.9)	$466.5
Cost of sales	58.6	230.5	101.7	34.6	(15.9)	409.5

Gross profit	15.3	23.1	15.1	3.5	—	57.0
Selling, general and administrative expenses	6.2	26.1	8.9	3.3	—	44.5
Loss (gain) on disposal of property, plant and equipment	0.3	0.3	(0.5)	—	—	0.1
Restructuring and asset impairments:						—
Restructuring	0.9	5.8	—	—	—	6.7
Asset impairments	—	0.4	—	—	—	0.4

Operating income (loss)	7.9	(9.5)	6.7	0.2	—	5.3

Other (income) expense, net	0.1	0.1	(4.7)	(0.3)	—	(4.8)
Interest expense (income), net	(2.8)	10.8	—	—	—	8.0

Income (Loss) before income taxes expense (benefit) and equity (loss) income	10.6	(20.4)	11.4	0.5	—	2.1

Income taxes expense (benefit)	1.7	0.5	1.2	(0.1)	—	3.3
Equity (loss) income	(10.7)	0.7	(20.6)	—	30.6	—

Net (loss) income	$(1.8)	$(20.2)	$(10.4)	$0.6	$30.6	$(1.2)

Less: Net income attributable to non-controlling interests	—	—	—	0.6	—	0.6

Net (loss) income attributed to Cott Corporation	$(1.8)	$(20.2)	$(10.4)	$—	$30.6	$(1.8)

Cott Corporation

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Six Months Ended June 28, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$125.8	$476.4	$211.0	$71.6	$(28.6)	$856.2
Cost of sales	103.2	433.4	184.6	65.8	(28.6)	758.4

Gross profit	22.6	43.0	26.4	5.8	—	97.8
Selling, general and administrative expenses	18.4	52.9	18.7	7.3	—	97.3
Loss (gain )on disposal of property, plant and equipment	0.3	0.5	(0.5)	—	—	0.3
Restructuring and asset impairments:						—
Restructuring	0.9	5.8	—	—	—	6.7
Asset impairments	—	0.4	—	—	—	0.4

Operating (loss) income	3.0	(16.6)	8.2	(1.5)	—	(6.9)

Other (income) expense, net	0.1	(1.4)	(4.9)	—	—	(6.2)
Interest expense (income), net	(6.5)	21.6	0.2	0.4	—	15.7

(Loss) Income before income taxes expense (benefit) and equity (loss) income	9.4	(36.8)	12.9	(1.9)	—	(16.4)

Income taxes expense (benefit)	2.5	2.8	1.2	(0.8)	—	5.7
Equity (loss) income	(30.0)	0.9	(36.9)	—	66.0	—

Net (loss) income	$(23.1)	$(38.7)	$(25.2)	$(1.1)	$66.0	$(22.1)

Less: Net income attributable to non-controlling interests	—	—	—	1.0	—	1.0

Net (loss) income attributed to Cott Corporation	$(23.1)	$(38.7)	$(25.2)	$(2.1)	$66.0	$(23.1)

Cott Corporation

Consolidating Balance Sheets

(in millions of U.S. dollars, unaudited)

Consolidating Balance Sheets
As of June 27, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$1.8	$0.2	$2.9	$8.3	$—	$13.2
Accounts receivable	51.1	106.3	75.2	17.4	(42.6)	207.4
Income taxes recoverable	—	7.7	—	—	—	7.7
Inventories	19.8	74.0	19.0	6.9	—	119.7
Prepaid expenses and other assets	3.6	4.2	4.7	0.1	—	12.6
Deferred income taxes	—	3.0	—	—	—	3.0
Other current assets	—	—	2.2	—	—	2.2

	76.3	195.4	104.0	32.7	(42.6)	365.8

Property, plant and equipment	43.5	188.2	102.3	12.4	—	346.4
Goodwill	23.8	4.5	—	—	—	28.3
Intangibles and other assets	1.9	108.8	19.3	26.9	—	156.9
Deferred income taxes	19.7	—	0.1	0.7	—	20.5
Tax receivable	—	9.7	—	—	—	9.7
Due from affiliates	252.2	10.0	205.1	41.9	(509.2)	—
Investments in subsidiaries	—	16.2	—	139.3	(155.5)	—

	$417.4	$532.8	$430.8	$253.9	$(707.3)	$927.6

LIABILITIES
Current liabilities
Short-term borrowings	$—	$55.6	$11.0	$—	$—	$66.6
Current maturities of long-term debt	—	7.6	—	0.4	—	8.0
Income taxes payable	0.3	—	0.6	—	—	0.9
Accounts payable and accrued liabilities	40.7	118.0	63.3	16.3	(42.6)	195.7

	41.0	181.2	74.9	16.7	(42.6)	271.2

Long-term debt	—	287.9	—	2.8	—	290.7
Other long-term liabilities	0.1	8.0	6.9	—	—	15.0
Other tax liabilities	10.9	—	—	0.3	—	11.2
Deferred income taxes	—	8.4	12.3	0.7	—	21.4

Losses and distributions in excess of investment	21.5	—	219.2	—	(240.7)	—
Due to affiliates	43.0	203.9	244.5	17.8	(509.2)	—

	116.5	689.4	557.8	38.3	(792.5)	609.5

Equity
Capital stock
Common shares	275.0	211.4	311.4	175.0	(697.8)	275.0
Treasury shares	(5.3)	—	—	—	—	(5.3)
Additional paid-in-capital	37.7	—	—	—	—	37.7
Accumulated earnings (deficit)	23.9	(366.3)	(435.5)	(23.9)	825.7	23.9
Accumulated other comprehensive (loss) income	(30.4)	(1.7)	(2.9)	47.3	(42.7)	(30.4)

Total Cott Corporation’s equity	300.9	(156.6)	(127.0)	198.4	85.2	300.9
Non-controlling interests	—	—	—	17.2	—	17.2

Total equity	300.9	(156.6)	(127.0)	215.6	85.2	318.1

	$417.4	$532.8	$430.8	$253.9	$(707.3)	$927.6

Cott Corporation

Consolidating Balance Sheets

(in millions of U.S. dollars)

Consolidating Balance Sheets
As of December 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$2.1	$3.1	$7.4	$2.1	$—	$14.7
Accounts receivable	37.1	97.2	57.7	18.3	(45.9)	164.4
Income taxes recoverable	—	7.7	—	—	—	7.7
Inventories	19.2	68.7	17.6	5.6	—	111.1
Prepaid expenses and other assets	2.2	3.9	3.0	0.2	—	9.3
Deferred income taxes	—	3.0	—	—	—	3.0

	60.6	183.6	85.7	26.2	(45.9)	310.2

Property, plant and equipment	42.9	197.1	93.9	12.9	—	346.8
Goodwill	22.5	4.5	—	—	—	27.0
Intangibles and other assets	3.3	119.1	18.3	28.9	—	169.6
Deferred income taxes	10.2	—	0.1	—	—	10.3
Tax receivable	—	9.2	—	—	—	9.2
Due from affiliates	249.7	10.0	210.3	41.9	(511.9)	—
Investments in subsidiaries	—	14.8	—	131.8	(146.6)	—

	$389.2	$538.3	$408.3	$241.7	$(704.4)	$873.1

LIABILITIES
Current liabilities
Short-term borrowings	$2.9	$104.6	$—	$—	$—	$107.5
Current maturities of long-term debt	—	7.3	—	0.3	—	7.6
Income taxes payable	—	0.1	—	—	—	0.1
Accounts payable and accrued liabilities	38.2	95.9	64.3	14.2	(45.9)	166.7

	41.1	207.9	64.3	14.5	(45.9)	281.9

Long-term debt	—	291.4	—	3.0	—	294.4
Other long-term liabilities	0.1	9.6	6.3	—	—	16.0
Other tax liabilities	18.0	—	—	0.3	—	18.3
Deferred income taxes	—	4.8	11.2	—	—	16.0

Losses and distributions in excess of investment	57.8	—	272.7	—	(330.5)	—
Due to affiliates	43.0	209.2	247.0	12.7	(511.9)	—

	160.0	722.9	601.5	30.5	(888.3)	626.6

Equity
Capital stock
Common shares	275.0	211.4	294.5	175.3	(681.2)	275.0
Treasury shares	(6.4)	—	—	—	—	(6.4)
Additional paid-in-capital	38.1	(1.0)	—	1.0	—	38.1
Accumulated (deficit) earnings	(29.7)	(393.2)	(502.9)	(20.7)	916.8	(29.7)
Accumulated other comprehensive (loss) income	(47.8)	(1.8)	15.2	38.3	(51.7)	(47.8)

Total Cott Corporation’s equity	229.2	(184.6)	(193.2)	193.9	183.9	229.2

Non-controlling interests	—	—	—	17.3	—	17.3

Total equity	229.2	(184.6)	(193.2)	211.2	183.9	246.5

	$389.2	$538.3	$408.3	$241.7	$(704.4)	$873.1

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended June 27, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$33.7	$11.8	$19.4	$1.9	$(31.8)	$35.0
Depreciation and amortization	2.0	9.4	3.5	1.4	—	16.3
Amortization of financing fees	—	0.2	0.1	—	—	0.3
Share-based compensation	0.7	—	—	—	—	0.7

Increase (decrease) in deferred income taxes	16.3	(0.5)	(0.1)	(15.0)	—	0.7
Decrease in other income tax liabilities	(8.8)	0.1	—	—	—	(8.7)
Gain on disposal of property, plant and equipment	0.2	—	(0.1)	—	—	0.1
Equity (loss) income , net of distributions	(18.3)	(1.5)	(11.9)	—	31.7	—
Intercompany transactions	2.1	0.9	—	—	(3.0)	—
Asset impairments	—	3.4	—	—	—	3.4
Lease contract termination payments	—	(1.0)	—	—	—	(1.0)
Other non-cash items	—	(1.7)	—	—	—	(1.7)
Net change in non-cash working capital	(15.0)	3.5	(13.1)	13.8	3.1	(7.7)

Net cash provided by (used in) operating activities	12.9	24.6	(2.2)	2.1	—	37.4

Investing activities

Additions to property, plant and equipment	(0.2)	(4.9)	(2.5)	(0.1)	—	(7.7)
Proceeds from disposal of property, plant and equipment	—	—	0.1	—	—	0.1

Net cash (used in) provided by investing activities	(0.2)	(4.9)	(2.4)	(0.1)	—	(7.6)

Financing activities
Payments of long-term debt	—	(1.9)	—	—	—	(1.9)
Long-term borrowings, ABL	17.8	229.3	39.0	—	—	286.1
Long-term payments, ABL	(29.7)	(247.0)	(34.6)	—	—	(311.3)
Distributions to non-controlling interests	—	—	—	(0.9)	—	(0.9)
Other financing activities	(0.1)	—	—	—	—	(0.1)

Net cash (used in) provided by financing activities	(12.0)	(19.6)	4.4	(0.9)	—	(28.1)

Effect of exchange rate on cash	0.3	—	0.4	0.2	—	0.9

Net (decrease) increase in cash & cash equivalents	1.0	0.1	0.2	1.3	—	2.6

Cash & cash equivalents, beginning of period	0.8	0.1	2.7	7.0	—	10.6

Cash & cash equivalents, end of period	$1.8	$0.2	$2.9	$8.3	$—	$13.2

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Six Months Ended June 27, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net income (loss)	$53.6	$26.8	$34.5	$1.7	$(60.8)	$55.8
Depreciation and amortization	4.1	19.7	6.8	2.7	—	33.3
Amortization of financing fees	0.1	0.4	0.1	—	—	0.6
Share-based compensation	0.8	—	—	—	—	0.8

Increase (decrease) in deferred income taxes	16.6	1.7	(0.3)	(15.1)	—	2.9
(Decrease) increase in other income tax liabilities	(16.6)	0.1	—	—	—	(16.5)
(Gain) loss on disposal of property, plant and equipment	0.2	(0.1)	(0.1)	—	—	—
Equity (loss) income , net of distributions	(30.2)	(2.8)	(27.7)	—	60.7	—
Intercompany transactions	3.9	2.4	—	—	(6.3)	—
Asset impairments	—	3.5	—	—	—	3.5
Lease contract termination payments	—	(1.9)	—	—	—	(1.9)
Other non-cash items	—	(1.1)	—	—	—	(1.1)
Net change in non-cash working capital	(38.8)	4.5	(13.9)	22.8	6.4	(19.0)

Net cash provided by (used in) operating activities	(6.3)	53.2	(0.6)	12.1	—	58.4

Investing activities

Additions to property, plant and equipment	(1.0)	(7.2)	(5.3)	(0.1)	—	(13.6)
Proceeds from disposal of property, plant and equipment	—	1.2	0.1	—	—	1.3
Advances to affiliates	6.3	—	(2.6)	(3.7)	—	(0.0)

Net cash (used in) provided by investing activities	5.3	(6.0)	(7.8)	(3.8)	—	(12.3)

Financing activities
Payments of long-term debt	—	(3.6)	—	(0.1)	—	(3.7)
Long-term borrowings, ABL	85.7	487.5	57.3	—	—	630.5
Long-term payments, ABL	(88.8)	(536.5)	(47.3)	—	—	(672.6)
Advances from affiliates	3.8	2.6	(6.4)	—	—	—
Distributions to non-controlling interests	—	—	—	(2.3)	—	(2.3)
Other financing activities	(0.1)	(0.1)	—	—	—	(0.2)
Net cash (used in) provided by financing activities	0.6	(50.1)	3.6	(2.4)	—	(48.3)

Effect of exchange rate on cash	0.1	—	0.3	0.3	—	0.7

Net (decrease) increase in cash & cash equivalents	(0.3)	(2.9)	(4.5)	6.2	—	(1.5)

Cash & cash equivalents, beginning of period	2.1	3.1	7.4	2.1	—	14.7

Cash & cash equivalents, end of period	$1.8	$0.2	$2.9	$8.3	$—	$13.2

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended June 28, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net (loss) income	$(1.7)	$(20.3)	$(10.4)	$0.6	$30.6	$(1.2)
Depreciation and amortization	3.8	9.6	5.2	1.3	—	19.9
Amortization of financing fees	0.1	0.2	0.1	—	—	0.4
Share-based compensation	—	1.5	—	—	—	1.5

Increase (decrease) in deferred income taxes	4.0	0.6	(0.2)	(1.9)	—	2.5
(Decrease) increase in other income tax liabilities	(1.4)	0.5	(1.2)	—	—	(2.1)
Loss (gain) on disposal of property, plant and equipment	0.3	0.2	(0.4)	—	—	0.1
Equity (loss) income , net of distributions	13.5	(0.1)	20.7	—	(34.1)	—
Asset impairments	—	0.4	—	—	—	0.4
Lease contract termination loss	—	0.3	—	—	—	0.3
Lease contract termination payments	—	(0.4)	—	—	—	(0.4)
Other non-cash items	—	0.6	—	0.2	—	0.8
Net change in non-cash working capital	(16.8)	0.9	(1.6)	21.0	(1.0)	2.5

Net cash provided by (used in) operating activities	1.8	(6.0)	12.2	21.2	(4.5)	24.7

Investing activities

Additions to property, plant and equipment	(0.6)	(4.2)	(1.7)	(0.6)	—	(7.1)
Proceeds from disposal of property, plant and equipment	2.5	0.2	(0.1)	—	—	2.6
Advances to affiliates	—	—	(2.7)	(18.3)	21.0	—
Additions to intangibles and other assets	0.3	(1.3)	—	(0.3)	—	(1.3)

Net cash (used in) provided by investing activities	2.2	(5.3)	(4.5)	(19.2)	21.0	(5.8)

Financing activities

Payments of long-term debt	—	(0.4)	—	—	—	(0.4)

Payments on extinguishment of credit facility	(13.9)	(112.8)	(12.7)	(1.5)	—	(140.9)
Issuance of long-term debt	—	8.1	—	—	—	8.1
Short-term borrowings	1.7	(5.5)	(1.3)	—	1.3	(3.8)
Long-term borrowings, ABL	35.5	514.9	45.0			595.4
Long-term payments, ABL	(35.5)	(384.9)	(43.8)			(464.2)
Advances from affiliates	18.3	2.7	0.1	—	(21.1)	—

Distributions to subsidiary minority shareowner	—	—	—	(0.5)	—	(0.5)
Purchase of treasury shares	(6.4)	—	—	—	—	(6.4)
Deferred financing fees	(0.7)	(3.0)	(0.6)	—	—	(4.3)
Dividends paid	—	—	(2.7)	(0.6)	3.3	—
Other financing activities	0.4	0.1	—	—	—	0.5

Net cash (used in) provided by financing activities	(0.6)	19.2	(16.0)	(2.6)	(16.5)	(16.5)

Effect of exchange rate on cash	0.1	—	(0.1)	0.1	—	0.1

Net increase (decrease) in cash & cash equivalents	3.5	7.9	(8.4)	(0.5)	—	2.5

Cash & cash equivalents, beginning of period	1.7	0.7	13.0	6.0	—	21.4

Cash & cash equivalents, end of period	$5.2	$8.6	$4.6	$5.5	$—	$23.9

Cott Corporation

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Six Months Ended June 28, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net (loss) income	$(23.1)	$(38.7)	$(25.2)	$(1.1)	$66.0	$(22.1)
Depreciation and amortization	7.0	20.3	10.9	2.6	—	40.8
Amortization of financing fees	0.1	0.3	0.1	0.1	—	0.6
Share-based compensation	1.4	3.7	—	—	—	5.1

Increase (decrease) in deferred income taxes	3.1	0.9	(1.1)	(1.4)	—	1.5
(Decrease) increase in other income tax liabilities	(0.6)	0.8	(1.2)	—	—	(1.0)
Loss (gain) on disposal of property, plant and equipment	0.3	0.4	(0.4)	—	—	0.3
Equity (loss) income , net of distributions	35.4	0.5	39.9	—	(75.8)	—
Asset impairments	—	0.4	—	—	—	0.4
Lease contract termination loss	—	0.3	—	—	—	0.3
Lease contract termination payments	—	(0.4)	—	—	—	(0.4)
Other non-cash items	—	0.6	—	—	—	0.6
Net change in non-cash working capital	(21.2)	(24.6)	(8.1)	51.3	0.1	(2.5)

Net cash provided by (used in) operating activities	2.4	(35.5)	14.9	51.5	(9.7)	23.6

Investing activities

Additions to property, plant and equipment	(1.5)	(15.0)	(4.6)	(3.1)	—	(24.2)
Proceeds from disposal of property, plant and equipment	2.5	0.1	—	—	—	2.6
Advances to affiliates	6.0	—	(5.1)	(9.3)	8.4	—
Additions to intangibles and other assets	—	(3.1)	—	(0.2)	—	(3.3)

Net cash (used in) provided by investing activities	7.0	(18.0)	(9.7)	(12.6)	8.4	(24.9)

Financing activities
Payments of long-term debt	—	(1.5)	—	—	—	(1.5)

Payments on extinguishment of credit facility	(19.3)	(73.7)	—	(34.5)	—	(127.5)
Issuance of long-term debt	—	16.6	—	—	—	16.6
Short-term borrowings	—	(8.4)	—	—	—	(8.4)
Long-term borrowings, ABL	35.5	514.9	45.0			595.4
Long-term payments, ABL	(35.5)	(384.9)	(43.8)			(464.2)
Issuance of demand note						—
Advances from affiliates	9.3	5.1	(6.0)	—	(8.4)	—

Distributions to subsidiary minority shareowner	—	—	—	(1.6)	—	(1.6)
Purchase of treasury shares	(6.4)	—	—	—	—	(6.4)
Deferred financing fees	(0.7)	(3.0)	(0.6)	—	—	(4.3)
Dividends paid	—	(3.0)	(5.3)	(1.4)	9.7	—
Other financing activities	0.1	—	—	—	—	0.1

Net cash provided by (used in) financing activities	(17.0)	62.1	(10.7)	(37.5)	1.3	(1.8)

Effect of exchange rate on cash	(0.4)	—	(0.2)	0.2	—	(0.4)

Net (decrease) increase in cash & cash equivalents	(8.0)	8.6	(5.7)	1.6	0.0	(3.5)

Cash & cash equivalents, beginning of period	13.2	—	10.3	3.9	—	27.4

Cash & cash equivalents, end of period	$5.2	$8.6	$4.6	$5.5	$0.0	$23.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K and the Form 8-K (filed on May 29, 2009) for the year ended December 27, 2008 (together, the “2008 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A. “Risk Factors” in our 2008 Annual Report.

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the six months ended June 27, 2009 may not necessarily be indicative of the results that may be expected for the full year.

Retailer brand suppliers, such as us, typically operate at low margins and therefore relatively small changes in cost structures can materially impact results. In 2008 and during the first six months of 2009, industry-wide carbonated soft drink (“CSD”) sales continued to decline, and ingredient and packaging costs remained volatile.

During the six months ended June 27, 2009, consumers seeking better value in private label products during difficult economic times, coupled with the impact of our plan to refocus on private label, resulted in increased CSD sales volume and market share gains in North America. However, we cannot predict whether the consumer shift to private label products will continue after the economy improves. Our improved net selling prices and product mix in North America, increased sales volume and market share, along with lower operating costs and plant efficiencies resulted in improved gross profit margins during the six months ended June 27, 2009 as compared to the six months ended June 28, 2008. Some of the factors that improved gross profit margins during the six months ended June 27, 2009 are not expected to recur later this year.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, PET resin, and corn (which is used to produce high fructose corn syrup (“HFCS”). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. In 2008 and 2009, we entered into fixed price commitments for a majority of our 2009 HFCS and aluminum requirements, with the remaining requirements to be purchased at the prevailing 2009 market prices. We have also entered into fixed price commitments for approximately half of our estimated aluminum requirements for 2010.

In the U.S., we have been supplying Wal-Mart with private label CSDs under an exclusive supply agreement dated December 21, 1998, between Cott Beverages Inc., a wholly-owned subsidiary of the Company, and Wal-Mart Stores, Inc. (the “Exclusive U.S. Supply Contract”). We also supply Wal-Mart in the U.S. with certain other products on a non-exclusive basis and its affiliated companies with a variety of products on a non-exclusive basis in Canada, the U.K. and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas. On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, the Exclusive U.S. Supply Contract. The termination is effective on January 28, 2012. This has the effect of returning our relationship to more typical market terms over time, and allows Wal-Mart to introduce other suppliers in the future, if they so desire. The termination provision of the Exclusive U.S. Supply Contract provides for our exclusive right to supply CSDs to Wal-Mart in the U.S. to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we have the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volumes in the U.S., on an exclusive basis, during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volumes in the U.S. during the second 12 months of the Notice Period. Notwithstanding the notice of termination of the Exclusive U.S. Supply Contract, we continue to supply Wal-Mart with all of its private label CSDs in the U.S. However, should Wal-Mart choose to introduce an additional supplier to fulfill a portion of its requirements for its private label CSDs, our operating results could be materially adversely affected.

Summary financial results

Our net income for the three months ended June 27, 2009 (the “second quarter”) and the six months ended June 27, 2009 (“first half of 2009” or “year-to-date”) was $33.7 million or $0.48 per diluted share and $53.6 million or $0.76 per diluted share, respectively, compared with a net loss of $1.8 million or $0.03 per diluted share and a net loss of $23.1 million or $0.32 per diluted share for the three and six months ended June 28, 2008, respectively.

The following items of significance impacted our financial results for the first half of 2009:

•	the consumer trend toward retailer brand products;

•	overall decrease of 1.3% beverage case volume reflecting a slight increase in our North America operating segment offset by decreases in our U.K. and Mexico operating segments;

•

improved gross margins in the first half of 2009 to 16.3% from 11.4% for the six months ended June 28, 2008 (“first half of 2008”), reflecting the benefit of price increases announced in the second half of 2008, lower ingredient and packaging costs and increased efficiencies from the utilization of plants;

•

decrease in the foreign exchange rate for the Canadian dollar, pound sterling and Mexican peso as compared to the U.S. dollar resulted in a $75.2 million adverse impact on revenues and a $10.0 million adverse impact on gross profit;

•	additional selling, general and administrative cost savings;

•

restructuring, severance and lease termination costs of $1.6 million in connection with the 2009 Restructuring Plan and asset impairment costs of $3.5 million relating primarily to the loss of a customer; and

•

a tax benefit resulting from the reversal of accruals related to uncertain tax positions that generated a $14.1 million tax benefit and a benefit of $2.4 million on the reversal of interest and penalties, a lower effective income tax rate resulting from intercompany debt structures and the partial reversal of the previously recorded valuation allowance in the U.S. offset by a valuation allowance in Mexico, and reduced tax rates in Canada.

The following items of significance impacted our financial results for the first half of 2008:

•	the highly competitive environment and continued decline in the North America CSD industry, particularly in the U.S.;

•	executive transition costs of $6.8 million (including $1.9 million of non-cash stock compensation expense);

•	restructuring severance costs of $6.4 million related to the Refocus Plan;

•

increased selling, general and administrative costs associated with increased expenses for expiring trademarks, amortization of software costs, additional sales and marketing costs and bad debt expense;

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

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	Percent of Revenue	Percent of Revenue	Percent of Revenue	Percent of Revenue
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.3%	87.8%	83.7%	88.6%

Gross profit	16.7%	12.2%	16.3%	11.4%
Selling, general, and administrative expenses	8.0%	9.5%	8.7%	11.4%
Loss on disposal of property, plant and equipment	0.0%	0.1%	0.0%	0.0%
Restructuring	0.1%	1.5%	0.2%	0.8%
Asset impairment	0.8%	0.0%	0.4%	0.0%

Operating income (loss)	7.8%	1.1%	7.0%	-0.8%
Other income, net	-0.6%	-1.0%	-0.3%	-0.7%
Interest expense, net	1.7%	1.7%	1.8%	1.8%

Income (loss) before income taxes	6.7%	0.4%	5.5%	-1.9%
Income tax (benefit) expense	-1.3%	0.7%	-1.4%	0.7%

Net income (loss)	8.0%	-0.3%	6.9%	-2.6%

Less: Non-controlling interests	0.3%	0.1%	0.3%	0.1%

Net income (loss) attributed to Cott Corporation	7.7%	-0.4%	6.6%	-2.7%

Depreciation & amortization	3.7%	4.3%	4.1%	4.8%

Analysis of Revenue, Operating (Loss) Income and Case Volume by Geographic Region:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. Dollars)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenue
North America	$323.5	$328.1	$612.5	$602.7
United Kingdom	99.0	115.1	163.0	208.0
Mexico	10.6	18.0	20.4	34.1
RCI	5.7	5.2	9.9	11.0
All Other	—	0.1	—	0.4

Total	$438.8	$466.5	$805.8	$856.2

Operating (loss) income
North America	$26.6	$(1.5)	$52.9	$(15.5)
United Kingdom	8.3	6.7	5.7	8.9
Mexico	(1.2)	(1.2)	(3.5)	(3.6)
RCI	0.6	1.5	1.5	3.6
All Other	—	(0.2)	—	(0.3)

Total	$34.3	$5.3	$56.6	$(6.9)

	For the Three Months Ended		For the Six Months Ended
(in millions of cases)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Volume 8oz. equivalent cases – Total Beverage (including concentrate)
North America	175.7	183.8	336.5	340.7
United Kingdom	52.7	53.8	92.3	98.2
Mexico	5.6	8.3	11.2	15.9
RCI	57.3	56.6	106.4	119.2
All Other	—	—	—	0.2

Total	291.3	302.5	546.4	574.2

Volume 8oz. equivalent cases – Filled Beverage
North America	157.2	158.6	299.0	294.2
United Kingdom	47.1	48.3	82.8	87.9
Mexico	5.6	8.3	11.2	15.9
RCI	0.1	—	0.1	—
All Other	—	0.1	—	0.3

Total	210.0	215.3	393.1	398.3

Analysis of Revenue by Geographic Region:

	Three Months Ended June 27, 2009
(in millions of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(27.7)	$(4.6)	$(16.1)	$(7.4)	$0.5	$(0.1)
Impact of foreign exchange	37.5	8.7	24.9	3.9	—	—
Change excluding foreign exchange	$9.8	$4.1	$8.8	$(3.5)	$0.5	$(0.1)

Percentage change in revenue	-5.9%	-1.4%	-14.0%	-41.1%	9.6%	-100.0%

Percentage change in revenue excluding foreign exchange	2.3%	1.3%	9.8%	-24.8%	9.6%	-100.0%

[1]	Cott includes the following operating segments: North America, United Kingdom, Mexico, RCI and All Other.

	Six Months Ended June 27, 2009
(in millions of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(50.4)	$9.8	$(45.0)	$(13.7)	$(1.1)	$(0.4)
Impact of foreign exchange	75.2	17.1	50.4	7.8	—	(0.1)
Change excluding foreign exchange	$24.8	$26.9	$5.4	$(5.9)	$(1.1)	$(0.5)

Percentage change in revenue	-5.9%	1.6%	-21.6%	-40.2%	-10.0%	-100.0%

Percentage change in revenue excluding foreign exchange	3.2%	4.6%	3.4%	-22.4%	-10.0%	-100.0%

[1]	Cott includes the following operating segments: North America, United Kingdom, Mexico, RCI and All Other.

Analysis of Revenue by Product:

	For the Three Months Ended June 27, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$207.0	$45.9	$9.5	$—	$—	$262.4
Concentrate	1.6	1.5	—	5.1	—	8.2
All other products	114.9	51.6	1.1	0.6	—	168.2

Total	$323.5	$99.0	$10.6	$5.7	$—	$438.8

	For the Three Months Ended June 27, 2009
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	97.4	23.5	5.1	—	—	126.0
Concentrate	18.5	5.6	—	57.2	—	81.3
All other products	59.8	23.6	0.5	0.1	—	84.0

Total	175.7	52.7	5.6	57.3	—	291.3

	For the Six Months Ended June 27, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$400.9	$74.2	$18.9	$—	$—	$494.0
Concentrate	3.1	2.4	—	9.3	—	14.8
All other products	208.5	86.4	1.5	0.6	—	297.0

Total	$612.5	$163.0	$20.4	$9.9	$—	$805.8

	For the Six Months Ended June 27, 2009
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	190.4	41.1	10.5	—	—	242.0
Concentrate	37.5	9.5	—	106.3	—	153.3
All other products	108.6	41.7	0.7	0.1	—	151.1

Total	336.5	92.3	11.2	106.4	—	546.4

	For the Three Months Ended June 28, 2008
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$202.9	$50.6	$16.9	$—	$0.1	$270.5
Concentrate	1.6	1.7	—	5.2	—	8.5
All other products	123.6	62.8	1.1	—	—	187.5

Total	$328.1	$115.1	$18.0	$5.2	$0.1	$466.5

	For the Three Months Ended June 28, 2008
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	94.7	24.0	7.8	—	—	126.5
Concentrate	25.2	6.3	—	56.6	—	88.1
All other products	63.9	23.5	0.5	—	—	87.9

Total	183.8	53.8	8.3	56.6	—	302.5

	For the Six Months Ended June 28, 2008
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$370.5	$90.8	$32.2	$—	$0.4	$493.9
Concentrate	3.0	3.6	—	11.0	—	17.6
All other products	229.2	113.6	1.9	—	—	344.7

Total	$602.7	$208.0	$34.1	$11.0	$0.4	$856.2

	For the Six Months Ended June 28, 2008
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	175.2	44.0	15.0	—	0.2	234.4
Concentrate	46.3	11.1	—	119.2	—	176.6
All other products	119.2	43.1	0.9	—	—	163.2

Total	340.7	98.2	15.9	119.2	0.2	574.2

Revenue – Revenue decreased 5.9% in both the second quarter and year-to-date from the comparable prior year periods. This change was primarily due to a decrease in filled beverage 8-ounce equivalents (“beverage case volume”) in our U.K. and Mexico operating segments and adverse foreign exchange rates offset in part by a year-to-date increase in North America beverage case volume. The 9.6% decrease in the Canadian dollar, the 17.4% decrease in the pound sterling and the 22.3% decrease in the Mexican peso relative to the U.S. dollar since June 28, 2008 collectively had a year-to-date $75.2 million negative impact on our revenue and a $10.0 million negative impact on our gross margin from the comparable prior year period. Our overall average net selling price per beverage case (which is net revenue divided by beverage case volume) year-to-date decreased 1.3% as compared to the comparable prior year period primarily due to adverse foreign exchange impact.

Our North America operating segment revenue decreased 1.4% and increased 1.6% in the second quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to a 0.9% decrease and a 1.6% increase, respectively, in beverage case volume. The North America beverage case volume increase year-to-date was primarily due to the change in consumer trends toward private label CSDs offset in part by a volume decline in water and energy drink products. Average net selling price per beverage case decreased by 0.5% for the second quarter and was essentially flat year-to-date from the comparable prior year periods. Absent foreign exchange impact, overall North America net revenue increased 1.3% and 4.6% for the second quarter and year-to-date, respectively.

Our U.K. operating segment revenue decreased 14.0% and 21.6% in the second quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to unfavorable foreign exchange fluctuations and a 2.5% decrease and a 5.8% decrease, respectively, in beverage case volume. The U.K. case volume decrease was primarily due to declines in the CSD, water and fruit drink categories offset in part by increases from the energy drink category. Average net selling price per beverage case decreased 11.8% and 16.9% for the second quarter and year-to-date, respectively, from the comparable prior year periods. Absent foreign exchange impact, U.K. revenue increased 9.8% and 3.4% in the second quarter and year-to-date, respectively, as compared to the prior year.

Our Mexico operating segment revenue decreased 41.1% and 40.2% in the second quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to a 32.5% and 29.6% decrease, respectively, in beverage case volume. Mexico case volume decreased in the second quarter and year-to-date primarily due to an overall weak economy, that was further exacerbated by the impact of the H1N1 virus, softness with modern trade customers, and the continuing impact of our credit policies. Net selling price per beverage case decreased 12.9% and 15.0% for the second quarter and year-to-date, respectively, from the comparable prior year periods. Absent foreign exchange impact, Mexico revenue decreased 24.8% and 22.4% for the second quarter and year-to-date, respectively, as compared to the prior year periods.

Our RCI operating segment revenue increased 9.6% and decreased 10.0% in the second quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to a 1.2% increase and 10.7% decrease, respectively, in total case volume. Average net selling price per total case increased 11.1% and flat in the second quarter and year-to-date, respectively, from the comparable prior year periods.

Cost of Sales – Cost of sales as a percentage of revenue decreased to 83.3% and 83.7% in the second quarter and year-to-date, respectively, from the comparable prior year periods of 87.8% and 88.6%, primarily due to a reduction in variable costs. Variable costs represented 74.9% and 74.6% in the second quarter and year-to-date, respectively, of total sales in the first half of 2009, down from 78.0% and 78.4% , respectively, in the comparable prior year periods. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers. Our cost of sales as a percentage of revenue in the second quarter and year-to-date decreased from the comparable prior year periods mainly due to higher average sale prices, improved pricing of ingredients and packaging and higher efficiencies from plant utilization in our North American plant facilities.

Gross Profit – Gross profit as a percentage of revenue increased to 16.7% and 16.3% in the second quarter and year-to-date, respectively, from 12.2% and 11.4% in the comparable prior year periods. The second quarter and year-to-date increases were primarily due to improved net selling prices and product mix in North America, lower operating costs, higher volumes, and higher efficiencies from plant utilization in our North American plant facilities.

Selling, General and Administrative Expenses (“SG&A”) – SG&A decreased $9.4 million or 21.1% and $27.5 million or 28.3% in the second quarter and year-to-date, respectively, from the comparable prior year periods. As a percentage of revenue, SG&A decreased to 8.0% and 8.7% in the second quarter and year-to-date, respectively, from 9.5% and 11.4%, in the comparable prior year periods. SG&A comparison results include a $3.4 million and $8.8 million favorable foreign exchange impact in the second quarter and year-to-date, respectively

Both the overall decrease and the percentage of revenue decrease in SG&A for the second quarter of 2009 were primarily due to a $2.9 million decrease in compensation cost, a $1.5 million reduction in marketing costs as we refocus away from branded products and related promotional activity, a $1.3 million decrease in professional fees, a $2.4 million reduction in amortization expense primarily related to a reduction in amortizable software costs and $0.6 million in reduced travel costs offset in part by $0.9 million of additional outsourced services.

Both the overall decrease and the percentage of revenue decrease in SG&A for the first half of 2009 (excluding the impact of foreign exchange on individual items) were primarily due to a $15.1 million reduction in compensation costs (after $6.8 million of additional executive transition costs, including non-cash stock compensation of $1.9 million), a $2.7 million reduction in marketing costs as we refocus away from branded products and related promotional activity, a $2.6 million decrease in professional fees, a $1.9 million reduction in depreciation expense primarily related to our vending assets, a $4.1 million reduction in amortization expense primarily related to a reduction in amortizable software costs and $1.0 million of reduced travel costs offset in part by $1.9 million of additional outsourced services and $1.3 million of additional costs related to our vending operations.

Operating Income (Loss) – Operating income was $34.3 million and $56.6 million in the second quarter and year-to-date, respectively, as compared to operating income of $5.3 million and an operating loss of $6.9 million, respectively, in the comparable prior year periods. The second quarter and year-to-date increases were primarily due to higher gross profit margins and lower SG&A costs this year.

Interest Expense – Net interest expense decreased 6.3% and 3.8% in the second quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to lower overall average interest rates and lower average short-term debt amounts.

Income Taxes – We recorded an income tax benefit of $5.4 million and $11.6 million in the second quarter and year-to-date, respectively, as compared with an income tax expense of $3.3 million and $5.7 million, respectively, in the comparable prior year periods. This benefit reflects the reversal of accruals relating to uncertain tax positions that generated a year-to-date $14.1 million tax benefit and a benefit of $2.4 million on the reversal of interest and penalties, a lower effective income tax rate resulting from intercompany debt structures and the utilization of certain losses arising from a partial reversal of a previously recorded valuation allowance in the U.S. offset by a valuation allowance in Mexico, and reduced tax rates in Canada.

Net Loss Per Share – Net income was $33.7 million or $0.48 per diluted common share and $53.6 million or $0.76 per diluted common share in the second quarter and year-to-date, respectively, as compared to a net loss of $1.8 million or $0.03 per diluted common share and $23.1 million or $0.32 per diluted common share for the respective prior year periods.

Liquidity and Financial Condition

The following table summarizes our cash flows for the six months ended June 27, 2009 and June 28, 2008 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Six Months Ended
(in millions of U.S. dollars)	June 27, 2009	June 28, 2008

Net cash provided by operating activities	$58.4	$23.6
Net cash used in investing activities	(12.3)	(24.9)
Net cash (used in) provided by financing activities	(48.3)	(1.8)
Effect of exchange rate changes on cash	0.7	(0.4)

Net decrease in cash & cash equivalents	(1.5)	(3.5)
Cash & cash equivalents, beginning of period	14.7	27.4

Cash & cash equivalents, end of period	$13.2	$23.9

Financial, Capital Resources and Liquidity

As of June 27, 2009, we had a total of $365.3 million of indebtedness.

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

As of June 27, 2009, our total availability under the ABL facility was $203.8 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of May 23, 2009 (the May month-end under the terms of the credit agreement) and we had $66.6 million of ABL borrowings outstanding and $9.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $127.3 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

Operating activities

Cash provided by operating activities year-to-date increased by $34.8 million compared to the first six months of 2008 primarily driven by improved operating results and decreased working capital requirements as we improved our receivable collection efforts and reduced our inventory through increased focus on these areas.

Investing activities

Cash used in investing activities year-to-date decreased by $12.6 million compared to the first six months of 2008 primarily due to reduced capital expenditures year-over-year. During the first half of 2008, we made significant expenditures for our water bottling equipment project.

Financing activities

Cash used in financing activities year-to-date increased by $46.5 million compared to the first six months of 2008 primarily as the result of payments related to our ABL facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of June 27, 2009.

Contractual Obligations

The following chart shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of June 27, 2009:

Payments due by period
(in millions of US dollars)	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
8% Senior subordinated notes due in 2011	$269.0	$—	$—	$269.0	$—	$—	$—
ABL Facility[1]	66.6	66.6	—	—	—	—	—
GE Obligation[2]	19.4	4.0	5.2	4.1	2.4	1.0	2.7
Capital leases	3.2	0.2	0.4	0.4	0.5	0.5	1.2
Other current debt	2.9	0.4	0.7	0.4	0.2	0.2	1.0
Other current liability	0.3	0.3	—	—	—	—	—
Other long-term liabilities	7.6	1.9	2.7	0.4	0.4	0.4	1.8
Interest expense[3]	66.2	15.0	23.6	23.2	1.3	1.1	2.0
Operating leases	91.1	9.8	16.3	13.6	10.7	8.6	32.1
Guarantee purchase equipment	7.2	7.2	—	—	—	—	—
Purchase obligations[4]	330.9	114.8	66.1	25.1	20.9	20.8	83.2
Other[5]	1.9	1.9	—	—	—	—	—

Total	$866.3	$222.1	$115.0	$336.2	$36.4	$32.6	$124.0

[1]	The ABL facility is considered a current liability.
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

Debt

8% Senior Subordinated Notes due in 2011

Our Notes are due on December 15, 2011. As of June 27, 2009, the principal amount of the Notes was $269.0 million. The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and U.K. subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15th and December 15th.

We may redeem all or a part of the Notes upon not less than 30 or more than 60 days’ notice. In addition to the redemption price, accrued and unpaid interest and penalties, including liquidated damages (as defined in the indenture governing the Notes), are due.

During the second quarter, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) that was declared effective by the SEC on June 19, 2009. The registration statement permits us to issue from time to time in one or more offerings up to $300.0 million of securities, some or all of which may consist of additional common shares or securities convertible into our common shares or debt securities. We may use the proceeds from offerings of these securities (using the Registration Statement or an exemption from registration under the Securities Act of 1933) for various purposes, including the repurchase of our Notes or retirement of our other debt. We may, from time to time, depending on market conditions, including without limitation whether the Notes are then trading at discounts to their respective face amounts, repurchase some or all of the Notes for cash, including from the proceeds of any equity offerings, refinancing, or drawings under our ABL facility, if permitted, and/or in exchange such Notes for common shares, warrants, preferred stock, debt or other consideration. The amount of Notes that we may repurchase and the type of consideration we may we use is limited by the covenants in the ABL facility. We may repurchase up to $15.0 million of the Notes if we have at least $75.0 million of availability after any such repurchase and a fixed charge coverage ratio of at least 1.0 to 1.0. Once all of the amendments to our ABL facility have become effective (which we expect to happen if we raise certain equity that results in minimum gross proceeds to us of $50.0 million and pay certain additional amendment fees to our lenders in the next approximately 165 days), among other things, we will be able to (i) use the cash proceeds from certain equity offerings to repurchase the Notes if we have availability minus certain unpaid trade payables of at least $75.0 million after any such repurchase and a fixed charge coverage ratio of at least 1.25 to 1.0 and (ii) repurchase up to $45.0 million of the Notes if we have availability minus certain unpaid trade payables of at least $100.0 million after any such repurchase and a fixed charge coverage ratio of at least 1.25 to 1.0.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement that created an ABL facility to provide financing for the U.S., Canada, the U.K. and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., U.K., Canadian and Mexican subsidiaries. The ABL facility replaced our former senior secured credit facilities in the U.S., Canada, the U.K., and Mexico and our receivables securitization facility in the U.S., the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

The ABL facility is a five-year revolving facility that runs through March 2013 but is subject to the refinancing of the Notes; the ABL facility will mature early if the Notes have not been refinanced or retired six months prior to their maturity (i.e. June 2011) on terms and conditions specified in the ABL facility. As a result, we continue to consider various options for repurchase or otherwise refinancing the Notes.

The amount available under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. The ABL facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the U.K. ($75.0 million).

The effective interest rate as of June 27, 2009 on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregrate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	LIBOR Spread
Over $175	0.50%	0.50%	2.00%	2.00%
$100 - 175	0.75%	0.75%	2.25%	2.25%
$50 - 100	1.00%	1.00%	2.50%	2.50%
Under $50	1.25%	1.25%	2.75%	2.75%

The interest rate for the ABL facility as of June 27, 2009 was 4.1%. As of June 27, 2009, our ABL borrowings were comprised of $8.0 million of LIBOR borrowings and $58.6 million of ABR Spread borrowings. Our commitment fee also changes based on the average utilization of the ABL. This fee ranges from 0.25% per annum to 0.375% per annum. As of June 27, 2009, the commitment fee was 0.375% per annum.

We incurred $5.3 million of financing fees in connection with the ABL facility. The financing fees are being amortized over a five-year period which represents the life of the ABL facility.

On July 22, 2009, we entered into the ABL Amendment pursuant to which the parties agreed to certain amendments to the credit agreement and certain security agreements entered into in connection with the credit agreement, which amendments included among other things: (a) a reduction of the ABL facility from $250.0 million to $225.0 million, with the borrowing base limitations remaining substantially the same, other than an accelerated $5.0 million reduction in the PP&E Component (as defined in the credit agreement); (b) an increase in the interest rate margin; (c) greater flexibility to purchase or redeem the Notes, subject to several conditions including significant availability requirements under the ABL facility, fixed charge coverage tests and other conditions; (d) greater flexibility to raise debt or equity to fund such purchases and redemptions of the Notes, subject to several conditions including significant availability requirements under the ABL facility, fixed charge coverage tests and other conditions; (e) payment of certain fees and expenses; and (f) miscellaneous other changes. The amendments in (a) through (d) above, as well as certain other miscellaneous changes, will become effective if we raise certain equity that results in minimum gross proceeds to us of $50.0 million and pay certain additional amendment fees to our lenders in the next approximately 165 days. The remaining changes in the ABL Amendment were effective upon the execution of the ABL Amendment.

Accordingly, if the amendments in (a) through (d) above become effective, the interest rate on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregrate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	CDOR Spread	LIBOR Spread
Over $150	2.25%	2.25%	3.25%	3.25%	3.25%
$75 - 150	2.50%	2.50%	3.50%	3.50%	3.50%
Under $75	2.75%	2.75%	3.75%	3.75%	3.75%

In addition, our commitment fee will increase to 0.50% per annum.

GE Financing Agreement

We funded $32.5 million of water bottling equipment purchases through a finance lease arrangement in 2008. The quarterly payments under the lease obligation total approximately $8.8 million per annum for the first two years, $5.3 million per annum for the subsequent two years, then $1.7 million per annum for the final four years.

Credit Ratings and Covenant Compliance

Credit Ratings

On March 25, 2009, Moody’s upgraded their speculative grade liquidity rating of Cott to SGL-3 from SGL-4. Our corporate family rating of Caa1and stable outlook remained unchanged. On July 28, 2009, Standard & Poor’s Ratings Services raised our debt rating on the Notes to CCC from CCC-. Our corporate family rating was upgraded to B- from CCC+.

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

As of June 27, 2009, our total availability under the ABL facility was $203.8 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of May 23, 2009 (the May month-end under the terms of the credit agreement) and we had $66.6 million of ABL borrowings outstanding and $9.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $127.3 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month. The ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of June 27, 2009, was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on June 27, 2009.

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

We may only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of June 27, 2009, our fixed charge coverage ratio under the indenture was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75.0% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

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

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at June 27, 2009, these conditions of default did not exist with respect to any other indebtedness.

Equity

Year-to-date, equity increased by $71.6 million from 2008. The increase was primarily the result of net income of $53.6 million and a $17.0 million foreign currency translation gain on the net assets of self-sustaining foreign operations and $0.7 million of share-based compensation expense. The foreign currency translation adjustment resulted mainly from the 8.4% increase in the pound sterling and the 10.7% increase in the Canadian dollar relative to the U.S. dollar since December 2008.

Dividend payments

No dividends were paid in the first six months of 2009 or in fiscal year 2008, and we are not expecting to change this policy in the next 12 months as we intend to use cash for future growth and/or debt repayment.

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

The forward-looking statements are based on assumptions made by and information currently available to us and relate to, among other things, anticipated financial performance, business prospects, strategies, regulatory developments, new products and economic conditions. While we believe these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct.

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

Foreign exchange

We are exposed to changes in foreign currency exchange rates. The effect of a 10.0% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso as of June 27, 2009 at current levels of foreign debt and operations would result in our revenues changing by $53.2 million and our gross profit changing by $3.3 million. These changes would be material to our cash flows and results of operations. We do not currently utilize derivative financial instruments to manage exposure to interest rate risk and foreign currency exchange rate risk, but we may, from time to time, utilize such instruments in the future.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Upon the effectiveness of certain provisions in the ABL Amendment, our per annum interest rate will increase for our ABL facility borrowings between 100 and 175 basis points. At current debt levels as of June 27, 2009, a 100 basis point increase in the current per annum interest rate for our ABL facility would result in $0.7 million of additional interest expense during the next 12 months. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at June 27, 2009 was 7.3%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 27, 2008.

Item 4.	Controls and Procedures

Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our second quarter of 2009. Based upon this evaluation, the Chief

Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to Cott and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the Securities and Exchange Commission (“SEC”) (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.

Sales of a substantial number of our common shares into the public market, or the perception that these sales could occur, could adversely affect our stock price. We have filed a shelf registration statement that allows us to issue from time to time in one or more offerings up to $300.0 million of securities, some or all of which may consist of additional common shares or securities convertible into our common shares. In addition, approximately 0.9 million shares may be issued upon exercise of outstanding options granted under our 1986 Common Share Option Plan. The issuance of additional shares will have a dilutive effect on our earnings per share.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareowners was held on Friday, May 1, 2009, in Toronto, Ontario, Canada, at which the following matters were submitted to a vote of the shareowners:

Matters Submitted for Vote	For	Against / Withheld	Abstentions and Broker Non-votes
To elect for a period of one year:
Mark A. Benadiba	38,458,128	10,131,278	134,127
George A. Burnett	39,470,621	9,118,785	134,127
Jerry Fowden	46,426,996	2,288,010	8,527
David T. Gibbons	36,650,744	11,938,662	134,127
Stephen H. Halperin	35,830,505	12,758,901	134,127
Betty Jane Hess	39,414,522	9,174,884	134,127
Gregory R. Monahan	38,997,641	9,591,765	134,127
Mario Pilozzi	39,019,870	9,569,536	134,127
Andrew Prozes	39,456,372	9,133,034	134,127
Eric S. Rosenfeld	37,657,776	10,931,630	134,127
Graham Savage	39,810,098	8,779,308	134,127

To appoint PricewaterhouseCoopers as auditors	48,525,085	198,448	—

Item 6.	Exhibits

Number	Description
3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	First Amendment to Credit Agreement, U.S. Pledge and Security Agreement and Canadian Pledge and Security Agreement, dated as of July 22, 2009, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and General Electric Capital Corporation as co-collateral agent, and the other financial institutions party, thereto, as lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K dated July 22, 2009).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2009 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2009 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2009 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2009 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: August 4, 2009	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer
(On behalf of the Company)

Date: August 4, 2009	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Corporate Controller
(Principal accounting officer)

Exhibit Index

Number	Description
3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	First Amendment to Credit Agreement, U.S. Pledge and Security Agreement and Canadian Pledge and Security Agreement, dated as of July 22, 2009, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and General Electric Capital Corporation as co-collateral agent, and the other financial institutions party, thereto, as lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K dated July 22, 2009).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2009 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2009 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2009 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 27, 2009 (furnished herewith).