Form 10-Q
period 2009-09-26
COTT CORP /CN/
filed 2009-10-29
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 26, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2009
Common Stock, no par value per share	81,306,330 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except per share amounts)

Unaudited

		For the Three Months Ended		For the Nine Months Ended
		September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Revenue, net		$404.9	$420.5	$1,210.7	$1,276.7
Cost of sales		341.1	372.8	1,015.4	1,131.2

Gross profit		63.8	47.7	195.3	145.5

Selling, general and administrative expenses		36.9	42.4	106.7	139.7
Loss on disposal of property, plant & equipment		—	0.1	—	0.4
Restructuring, goodwill and asset impairments	Note 2
Restructuring		—	(0.1)	1.6	6.6
Goodwill impairments		—	69.2	—	69.2
Asset impairments		—	26.6	3.5	27.0

Operating income (loss)		26.9	(90.5)	83.5	(97.4)

Other expense (income), net		3.2	0.4	0.5	(5.8)
Interest expense, net		7.6	8.6	22.7	24.3

Income (loss) before income taxes		16.1	(99.5)	60.3	(115.9)

Income tax (benefit) expense	Note 4	0.9	(12.2)	(10.7)	(6.5)

Net income (loss)		$15.2	$(87.3)	$71.0	$(109.4)

Less: Net income attributable to non-controlling interests		1.3	0.3	3.5	1.3

Net income (loss) attributed to Cott Corporation		$13.9	$(87.6)	$67.5	$(110.7)

Net income (loss) per common share attributed to Cott Corporation	Note 5
Basic		$0.18	$(1.25)	$0.93	$(1.56)
Diluted		$0.18	$(1.25)	$0.92	$(1.56)

Weighted average outstanding shares attributed to Cott Corporation
Basic		76.6	70.3	72.5	71.1
Diluted		77.0	70.3	73.1	71.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

		September 26, 2009	December 27, 2008
ASSETS
Current assets
Cash & cash equivalents		$19.0	$14.7

Accounts receivable, net of allowance of $6.7 ($5.5 as of December 27, 2008)		169.4	164.4
Income taxes recoverable		9.2	7.7
Inventories	Note 7	112.5	111.1
Prepaid and other expenses		11.1	9.3
Deferred income taxes		12.7	3.0
Other current assets		2.1	—

Total current assets		336.0	310.2

Property, plant and equipment		338.3	346.8
Goodwill	Note 8	29.7	27.0
Intangibles and other assets	Note 8	152.2	169.6
Deferred income taxes		22.0	10.3
Other tax receivable		—	9.2

Total assets		$878.2	$873.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	Note 9	$—	$107.5
Current maturities of long-term debt		7.2	7.6
Income taxes payable		2.1	0.1
Accounts payable and accrued liabilities		171.1	166.7

Total current liabilities		180.4	281.9

Long-term debt	Note 9	269.0	294.4
Other long-term liabilities	Note 2	13.7	16.0
Other tax liabilities		12.3	18.3
Deferred income taxes		21.0	16.0

Total liabilities		496.4	626.6
Contingencies and Commitments	Note 10

Equity
Capital stock, no par - 81,306,330 (December 27, 2008 - 71,871,330) shares issued		322.4	275.0
Treasury stock	Note 11	(5.3)	(6.4)
Additional paid-in-capital		38.1	38.1
Retained earnings (deficit)		37.8	(29.7)
Accumulated other comprehensive loss		(27.0)	(47.8)

Total Cott Corporation equity		366.0	229.2
Non-controlling interests		15.8	17.3

Total equity		381.8	246.5

Total liabilities and equity		$878.2	$873.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Operating Activities
Net income (loss)	$15.2	$(87.3)	$71.0	$(109.4)
Depreciation and amortization	16.4	20.1	49.7	60.9
Amortization of financing fees	0.4	0.2	1.0	0.8
Share-based compensation expense	0.4	0.3	1.2	5.4
Increase (decrease) in deferred income taxes	—	(4.7)	2.9	(3.2)
Decrease in other income tax liabilities	(0.1)	(10.1)	(16.6)	(11.1)
Loss on disposal of property, plant & equipment	—	0.1	—	0.4
Gain on buyback of Notes	0.2	—	0.2	—
Asset impairments	—	(0.8)	3.5	(0.4)
Intangible asset impairments		27.4	—	27.4
Goodwill impairments	—	69.2	—	69.2
Lease contract termination loss	—	—	—	0.3
Lease contract termination payments	(0.9)	(2.7)	(2.8)	(3.1)
Other non-cash items	2.9	4.2	1.8	4.8
Change in accounts receivable	37.2	30.4	1.9	5.0
Change in inventories	7.7	3.3	2.2	(1.3)
Change in prepaid expenses and other current assets	1.5	3.8	(1.5)	(2.8)
Change in other assets	0.5	(5.6)	0.3	(6.0)
Change in accounts payable and accrued liabilities	(24.4)	(30.7)	(0.2)	(3.9)
Change in income taxes recoverable	(0.2)	1.0	0.6	8.7

Net cash provided by operating activities	56.8	18.1	115.2	41.7

Investing Activities
Additions to property, plant and equipment	(5.3)	(22.5)	(18.9)	(46.7)
Additions to intangibles	—	(0.1)	—	(3.4)
Proceeds from disposal of property, plant & equipment and held-for-sale assets	0.1	(0.1)	1.4	2.5

Net cash used in investing activities	(5.2)	(22.7)	(17.5)	(47.6)

Financing Activities
Payments of long-term debt	(22.7)	(3.0)	(26.4)	(4.5)
Issuance of long-term debt	—	17.0	—	33.6
Borrowings on credit facility, net	—	—	—	(127.5)
Short-term borrowings, net	—	0.2	—	(8.2)
Short-term borrowings, ABL	48.9	436.5	679.4	1,031.9
Short-term repayments, ABL	(115.5)	(446.2)	(788.1)	(910.4)
Distributions to non-controlling interests	(2.6)	(1.1)	(4.9)	(2.7)
Proceeds from issuance of common shares, net of offering costs	47.4	—	47.4	—
Purchase of treasury shares	—	—	—	(6.4)
Deferred financing fees	(1.1)	(0.7)	(1.1)	(5.0)
Other financing activities	(0.2)	(0.5)	(0.4)	(0.4)

Net cash (used in) provided by financing activities	(45.8)	2.2	(94.1)	0.4

Effect of exchange rate changes on cash	—	(0.9)	0.7	(1.3)

Net increase (decrease) in cash & cash equivalents	5.8	(3.3)	4.3	(6.8)

Cash & cash equivalents, beginning of period	13.2	23.9	14.7	27.4

Cash & cash equivalents, end of period	$19.0	$20.6	$19.0	$20.6

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2.1	$2.5	$16.7	$17.4
Cash paid for income taxes, net	3.5	2.4	3.3	1.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Restricted Shares	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 29, 2007	71,871	—	$275.0	—	$(0.4)	$32.2	$93.1	$32.3	$19.6	$451.8

Treasury Shares - Note 11	—	1,954	—	(5.4)	—	—	—	—	—	(5.4)
Treasury shares purchased
Employee Stock Plan - Note 11	—	353	—	(1.0)	—	1.0	—	—	—	—
Restricted shares - Note 3	—	—	—	—	0.4	(0.4)	—	—	—	—
Share-based compensation - Note 3	—	—	—	—	—	4.6	—	—	—	4.6
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2.7)	(2.7)
Currency translation adjustment	—	—	—	—	—	—	—	(25.9)	(0.1)	(26.0)
Pension liabilities, net of tax	—	—	—	—	—	—	—	0.2	—	0.2
Net (loss) income	—	—	—	—	—	—	(110.7)	—	1.3	(109.4)

Balance at September 27, 2008	71,871	2,307	$275.0	$(6.4)	—	$37.4	$(17.6)	$6.6	$18.1	$313.1

Balance at December 27, 2008	71,871	2,307	$275.0	$(6.4)	—	$38.1	$(29.7)	$(47.8)	$17.3	$246.5

Treasury shares issued - Note 11	—	(396)	—	1.1	—	(1.1)	—	—	—	—
Common shares issued - Note 12	9,435	—	47.4	—	—	—	—	—	—	47.4
Share-based compensation - Note 3	—	—	—	—	—	1.2	—	—	—	1.2
Reclassified share-based compensation to liabilities	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4.9)	(4.9)
Currency translation adjustment	—	—	—	—	—	—	—	20.3	(0.1)	20.2
Pension liabilities, net of tax	—	—	—	—	—	—	—	0.5	—	0.5
Net income	—	—	—	—	—	—	67.5	—	3.5	71.0

Balance at September 26, 2009	81,306	1,911	$322.4	$(5.3)	—	$38.1	$37.8	$(27.0)	$15.8	$381.8

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in millions of U.S. dollars, except per share amounts, U.S. GAAP)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Net income (loss)	$15.2	$(87.3)	$71.0	$(109.4)

Other comprehensive income (loss), net of tax:
Net currency translation	3.2	(23.5)	20.2	(26.0)
Pension benefit plan, net of tax	0.1	0.1	0.5	0.2

Total other comprehensive income (loss), net of tax	3.3	(23.4)	20.7	(25.8)

Comprehensive income (loss)	$18.5	$(110.7)	$91.7	$(135.2)

Less: Net income attributable to non-controlling interests	1.3	0.3	3.5	1.3

Comprehensive income (loss) attributed to Cott Corporation	$17.2	$(111.0)	$88.2	$(136.5)

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

Reclassifications

Certain comparative figures have been revised to correctly reflect the reclassification within the Consolidated Statement of Cash Flows from a financing activity to an operating activity as of September 27, 2008.

Recent Accounting Pronouncements

ASC No. 805 – Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 805, “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. This will have an impact on our accounting for any future business combinations; however, at this time, there is no impact.

ASC No. 810-10-10 – Non-controlling Interests

In December 2007, the FASB issued ASC No. 810-10-10, “Consolidation” (“ASC 810-10-10”). ASC 810-10-10 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of total equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above, which require retrospective application, the provisions of ASC 810-10-10 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The presentation and disclosure requirements of ASC

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

810-10-10 have resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 effective tax rate. We reported non-controlling interests as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statements of Operations. As non-controlling interests will be recorded below income tax expense, it will have an impact on our total effective tax rate, but our total taxes will not change.

ASC No. 815-10 – Derivatives and Hedging Disclosure

In March 2008, the FASB issued ASC No. 815-10, “Derivatives and Hedging” (“ASC 815-10”). ASC 815-10 increases the disclosure requirements for derivative instruments and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how an entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of this statement are to be applied prospectively in the first annual reporting period beginning on or after November 15, 2008 with comparative disclosures for earlier periods at initial adoption being optional. We have no material contracts for which ASC 815-10 applies.

ASC No. 350-30-55-1C – Useful Life Intangibles

In April 2008, the FASB issued ASC No. 350-30-55-1C, “Intangibles – Goodwill and Other” (“ASC 350-30-55-1C”). ASC 350-30-55-1C amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under ASC No. 350-30, “Intangibles – Goodwill and Other.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This ASC was effective for us as of March 28, 2009. We have evaluated the potential impact of ASC 350-30-55-1C on our consolidated financial statements and it did not have a material impact on our consolidated financial statements.

ASC No. 820-10 – Fair Value Measurement and Disclosure

Effective for our 2009 fiscal year, we adopted ASC No. 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of ASC 820-10, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the financial statements. The provisions of ASC 820-10 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of ASC 820-10.

ASU No. 2009-05 – Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which amends ASC 820-10. ASU 2009-05 provides clarification in circumstances when a quoted price in an active market for an identical liability is not available. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Additionally, ASU 2009-05 clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. We have evaluated the potential impact of ASU 2009-05 and determined that it did not have a material impact on our consolidated financial statements.

ASC No. 855-10 – Subsequent Events

In May 2009, the FASB issued ASC No. 855-10, “Subsequent Events” (“ASC 855-10”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 became effective in the second quarter of 2009 and did not have a material impact on our consolidated financial statements. We have evaluated certain events and transactions occurring after September 26, 2009 and through October 29, 2009 and no event met the definition of a subsequent event for the period ended September 26, 2009.

ASC No. 105-10 – Accounting Standards Codification

In June 2009, the FASB issued ASC No. 105-10, “General Accepted Accounting Principles” (“ASC 105-10”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASC 105-10 became effective in the third quarter of 2009 and did not have a material impact on our consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

ASC No. 715-20-50 – Pension Plan and Postretirement Benefit Plan Disclosure

In December 2008, the FASB issued ASC No. 715-20-50, “Compensation – Retirement Benefits” (“ASC 715-20-50”). ASC 715-20-50 requires enhanced disclosures about our plan assets for the defined benefit pension and other postretirement plans. The enhanced disclosures required by this ASC are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This ASC will become effective for us for our fiscal year ending January 2, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

Variable Interest Entity (formerly SFAS No. 167)

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

ASC No. 825-10-50-2A – Fair Value Disclosure – Financial Instruments

In April 2009, the FASB issued ASC No. 825-10-50-2A, “Financial Instruments” (“ASC 825-10-50-2A”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of ASC No. 825-10, “Financial Instruments.” ASC 825-10-50-2A was adopted in the second quarter of 2009 and is currently disclosed below.

Fair value of financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 26, 2009 and December 27, 2008 are as follows:

	September 26, 2009		December 27, 2008
(in millions of US dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8% senior subordinated notes due in 2011[1]	$248.3	$246.4	$269.0	$164.1
ABL facility	—	—	107.5	107.5

Total	$248.3	$246.4	$376.5	$271.6

[1]	The fair value of our 8% senior subordinated notes (the “Notes”) is based on the trading levels and bid/offer prices observed by a market participant.

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

Note 2 – Restructuring and Asset Impairments

The following table summarizes restructuring charges for the three and nine months ended September 26, 2009:

	For The Three Months Ended September 26, 2009		For The Nine Months Ended September 26, 2009
(in millions of U.S. dollars)	North America	Total	North America	Total

Restructuring	$—	$—	$1.6	$1.6
Asset impairments	—	—	3.5	3.5

	$—	$—	$5.1	$5.1

During the last three years we have undertaken three restructuring plans. In 2007, we implemented our first plan, which involved the realignment of the management of our Canadian and U.S. businesses to a North American basis, rationalization of our product offerings, elimination of underperforming assets, an increased focus on high potential accounts, and the closure of several plants and warehouses in North America that resulted in lease contract termination losses (the “North American Plan”). In 2008, we implemented a plan to refocus on retailer brands and reduce costs in the operation of our business (the “Refocus Plan”). The Refocus Plan has been completed and resulted in a partial reduction of our workforce in 2008. We also undertook a plan to improve efficiencies and reduce costs for fiscal year 2009 (the “2009 Restructuring Plan”). The 2009 Restructuring Plan is ongoing and has resulted in a partial reduction of our workforce. We will continue to pay cash related to restructuring accruals for lease termination costs under the North American Plan over the next several years. We may incur additional charges related to the 2009 Restructuring Plan throughout fiscal year 2009, but do not anticipate incurring any additional charges related to the North American Plan or the Refocus Plan.

Asset impairments – In 2009, we recorded a $3.4 million asset impairment charge related to customer relationships upon the loss of a customer and a $0.1 million charge for our Elizabethtown facility.

The following table is a summary of our restructuring charges through the nine months ended September 26, 2009:

North American Plan:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charge to costs and expenses	Cash payments made during nine months ended September 26, 2009	Balance at September 26, 2009

Lease contract termination loss	$9.6	$—	$(2.8)	$6.8

	$9.6	$—	$(2.8)	$6.8

2009 Restructuring Plan:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charge to costs and expenses	Cash payments made during nine months ended September 26, 2009	Balance at September 26, 2009

Severance and termination benefits	$—	$1.6	$(1.4)	$0.2

	$—	$1.6	$(1.4)	$0.2

As of September 26, 2009, $3.2 million (December 27, 2008 – $5.8 million) of the lease contract termination loss liability has been recorded as other long-term liabilities and $3.8 million of lease contract termination loss liability and severance and termination benefits (December 27, 2008 – $3.8 million) has been classified as accounts payable and accrued liabilities.

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

Note 3 – Share-Based Compensation

As of September 26, 2009, we had six share-based compensation plans, which are described below. The share-based compensation plans have been approved by our shareholders, except for our 1986 Common Share Option Plan, as amended (the “Option Plan”), which was adopted prior to our initial public offering, and our Chief Executive Officer (“CEO”) awards, which were inducement grants made in connection with attracting and retaining those executives. Subsequent amendments that required shareowner approval were so approved.

The table below summarizes the compensation expenses for the three and nine months ended September 26, 2009 and September 27, 2008. This compensation expense was recorded in selling, general and administrative expenses.

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Stock options	$0.1	$0.3	$0.2	$0.6
Performance share units	0.2	0.6	0.6	1.7
Share appreciation rights	0.2	0.2	0.4	0.5
Restricted stock	—	—	0.1	(0.1)
Former CEO award [1]	—	—	—	1.9
Interim CEO award	—	(0.8)	(0.1)	0.7
Share purchase plan	—	—	—	0.1

Total	$0.5	$0.3	$1.2	$5.4

[1]	Includes expense for restricted shares of $0.4 million for the nine months ended September 27, 2008.

As of September 26, 2009, the unrecognized compensation expense and years we expect to recognize as future compensation expense were as follows:

	Unrecognized compensation expense as of September 26, 2009 (in millions of U.S. dollars)	Weighted average years expected to recognize compensation

Performance share units	$0.4	0.7
Stock options	0.1	0.3
Share appreciation rights	0.3	1.5

Total	$0.8

Option Plan

Under the Option Plan, we have reserved a total of 14.0 million common shares for future issuance. Options are granted at a price not less than the fair value of the shares on the date of grant. As of September 26, 2009, there were 7.4 million shares available for issuance under the Option Plan.

There were no common shares issued pursuant to option exercises during the nine months ended September 26, 2009. Options representing 250,000 shares were granted during the first quarter of 2009 at an exercise price of C$1.10 per share. The fair value of this option grant was estimated to be C$0.475 using the Black-Scholes option pricing model. This grant vests in four equal quarterly installments from the date of grant. In the second quarter and the third quarter of 2008, we granted new board members options to purchase 25,000 shares and 100,000 shares in the aggregate, respectively, that vested immediately upon issuance.

Options granted after September 1, 1998 expire after 10 years. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferable and when options are exercised we issue new shares. As a result, shares issued upon the exercise of these options are dilutive to our shareowners.

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

The fair value of each option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	September 26, 2009	September 27, 2008
Risk-free interest rate	2.3%	3.3%
Average expected life (years)	10.0	5.0
Expected volatility	50.0%	76.3%
Expected dividend yield	—	—

Option activity was as follows:

	Shares (in thousands)	Weighted average exercise price price (Canadian $)

Balance at December 27, 2008	892	$27.52
Awarded	250	1.10
Forfeited or expired	(271)	31.41

Outstanding at September 26, 2009	871	18 .70

Exercisable at September 26, 2009	748	$21.66

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

During the nine months ended September 26, 2009, PSU and SAR activity was as follows:

	Number of PSUs (in thousands)	Number of SARs (in thousands)

Balance at December 27, 2008	1,492	491
Awarded	25	100
Vested	(396)	—
Forfeited	(68)	(28)

Outstanding at September 26, 2009	1,053	563

The number of units that actually vest under our PSU Plan can vary from 0 to 150% depending on the level of performance achieved relative to the performance target. Subject to the terms of the PSU Plan, the vesting date for the PSUs awarded in fiscal 2007 will be January 2, 2010. As of September 26, 2009, no compensation costs were recognized in connection with the PSUs awarded in fiscal 2007 because it is not probable that the performance targets will be met.

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

During the first quarter of 2008, we awarded 1.5 million PSUs (at a grant date fair value of $4.2 million) to certain executives as a retention incentive. We met certain performance targets as of December 27, 2008 and, as a result, $1.1 million of these awards (0.4 million shares) were paid with shares held in trusts in the first quarter of 2009, with an additional $1.6 million (0.6 million shares) anticipated to be issued in early 2010 if certain performance targets are met as of January 2, 2010. This award is payable in shares and has been accounted for as an equity award. As of September 26, 2009, the trustee under the PSU Plan held 1.2 million of our common shares, which had been previously purchased on the open market to satisfy our anticipated future liability under the PSU Plan. We also awarded $0.4 million of individual sign-on awards throughout 2008 that will vest if certain performance targets are met.

During the third quarter of 2009, we awarded a one-time SAR grant equivalent to 100,000 common shares to a senior executive that had a fair value of $0.2 million. The SAR grant vests in equal installments on the first, second and third anniversaries of the senior executive’s hire date, provided he is actively employed by us on each applicable vesting date.

The fair value of the SAR grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

September 26, 2009
Risk-free interest rate	1.2%
Average expected life (years)	2.0
Expected volatility	50.0%
Expected dividend yield	—

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

Mr. Gibbons’ award is recognized as compensation expense over the vesting period. For the nine months ended September 26, 2009, ($0.1) million (September 27, 2008 – $0.7 million) of this award was recorded as compensation (benefit) to reflect actual vesting. The fair value and compensation costs vary based on share price and this has been accounted for as a liability award in accordance with U.S. GAAP.

In 2006, Brent Willis, our Former Chief Executive Officer who was terminated in March 2008, received a net cash award of $0.9 million at the commencement of his employment to purchase shares of the Company. The purchased shares were required to be held for a minimum of three years. As part of his termination agreement, we ceased to enforce the requirement that Mr. Willis use the cash award paid to him upon his hire date to purchase and hold Cott shares. In 2008, $0.8 million was recorded as compensation expense. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. For 2008, compensation costs of $1.4 million were expensed as compensation expense in the first nine months because the shares vested upon termination. As part of his termination agreement, the remaining 136,000 shares became payable and $0.3 million of cash (which was reclassified as a liability award) was paid based on the fair value of such shares.

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

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

The Match Portion of the performance bonus is estimated based on the employee’s election and will be amortized over the service period of approximately four years. During 2007, employees elected to defer a total of $1.1 million under the Restated EISPP of which only $0.4 million remains as of September 26, 2009 after employee terminations. The Company recorded an expense of less than $0.1 million and $0.1 million for the nine months ended September 26, 2009 and September 27, 2008, respectively, related to the anticipated 2007 Match Portion. At September 26, 2009, the awards for the 2007 plan year have been accounted for as an equity award under ASC No. 718 because the number of shares has been fixed under the Restated EISPP. Effective as of December 27, 2008, our Human Resources and Compensation Committee approved an amendment to the Restated EISPP with the effect of freezing participation in the plan.

Note 4 – Income Taxes

Income tax benefit was $10.7 million on pretax income of $60.3 million for the nine months ended September 26, 2009 as compared to a $6.5 million provision on pretax loss of $115.9 million for the nine months ended September 27, 2008. The 2009 recovery is due in part to a $14.4 million income tax benefit due to a reversal of accruals related to uncertain tax positions in the first nine months of 2009 and a benefit of $2.2 million on the reversal of interest and penalties. The estimated worldwide effective tax rate applied to income from operations differs from the statutory rate due primarily to the partial utilization of deferred tax assets with valuation allowances. The statutory rate declined from the prior year due to reduced Canadian federal and provincial rates. We anticipate that we may reverse specific uncertain tax positions over the next 12 months that could generate $0.5 million to $1.0 million of tax benefits.

We are currently under audit by the Canada Revenue Agency for tax years 2005 through 2008 and by the Internal Revenue Service for tax years 2004 through 2007. The amounts that may ultimately be payable by us as a result of these audits are uncertain. We believe that the amounts provided for the outcome of these audits in our tax liabilities are adequate; however, our estimates of tax liabilities for these audits may change materially in the near term as the audits progress.

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

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations follows:

	Three Months Ended
	September 26, 2009			September 27, 2008
	Net income (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in millions)	Per-share amount	Net (loss) (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in millions)	Per-share amount
Basic income (loss) available to common shareholders
Net income (loss)	$13.9	76.6	$0.18	$(87.6)	70.3	$(1.25)

Effect of dilutive securities
Options	—	0.4		—	—

Diluted income (loss) available to common shareholders

Net income (loss)	$13.9	77.0	$0.18	$(87.6)	70.3	$(1.25)

	Nine Months Ended
	September 26, 2009			September 27, 2008
	Net income (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in millions)	Per-share amount	Net (loss) (numerator) (in millions of U.S. dollars)	Weighted Average Shares (denominator) (in millions)	Per-share amount
Basic income (loss) available to common shareholders
Net income (loss)	$67.5	72.5	$0.93	$(110.7)	71.1	$(1.56)

Effect of dilutive securities
Options	—	0.6		—	—

Diluted income (loss) available to common shareholders

Net income (loss)	$67.5	73.1	$0.92	$(110.7)	71.1	$(1.56)

At September 26, 2009, options to purchase 0.9 million (September 27, 2008 —1.0 million) shares of common stock at a weighted average exercise price of C$18.70 (September 27, 2008 — C$27.87) per share were outstanding, but 0.6 million options were not included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the common stock. Shares purchased on the open market and held by independent trusts are categorized as treasury shares. We excluded 1.2 million of treasury shares associated with the PSU Plan and held in various trusts under the PSU Plan in the calculation of basic and diluted earnings per share.

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

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

	Operating Segments[1]
(in millions of U.S. dollars)	North America	U.K.	Mexico	RCI	All Other	Total

For the Three Months Ended September 26, 2009
External revenue[1]	$287.2	$101.6	$10.3	$5.8	$—	$404.9
Depreciation and amortization	12.4	3.5	0.5	—	—	16.4
Operating income (loss)	16.1	10.8	(1.6)	1.6	—	26.9
Additions to property, plant and equipment	3.7	1.4	0.2	—	—	5.3

For the Nine Months Ended September 26, 2009
External revenue[1]	$899.7	$264.6	$30.7	$15.7	$—	$1,210.7
Depreciation and amortization	38.6	9.7	1.4	—	—	49.7
Operating income (loss)	69.0	16.5	(5.1)	3.2	(0.1)	83.5
Restructuring and asset impairments – Note 2	5.1	—	—	—	—	5.1
Additions to property, plant and equipment	11.9	6.7	0.3	—	—	18.9

As of September 26, 2009
Property, plant and equipment	$233.1	$92.4	$12.8	$—	$—	$338.3
Goodwill	25.2	—	—	4.5	—	29.7
Intangibles and other assets	133.2	18.2	0.8	—	—	152.2
Total assets[2]	634.3	203.9	29.8	9.7	0.5	878.2

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

	Operating Segments[1]
(in millions of U.S. dollars)	North America	U.K.	Mexico	RCI	All Other	Total

For the Three Months Ended September 27, 2008
External revenue[1]	$296.9	$101.9	$16.0	$5.3	$0.4	$420.5
Depreciation and amortization	15.3	4.0	0.8	—	—	20.1
Operating (loss) income	(27.6)	(62.7)	(1.0)	1.2	(0.4)	(90.5)

Restructuring and asset impairments – Note 2	26.4	69.2	—	—	0.1	95.7
Additions to property, plant and equipment	20.5	1.2	0.8	—	—	22.5

For the Nine Months Ended September 27, 2008
External revenue[1]	$899.6	$309.9	$50.1	$16.3	$0.8	$1,276.7
Depreciation and amortization	46.8	12.6	1.5	—	—	60.9
Operating (loss) income	(43.1)	(53.8)	(4.6)	5.9	(1.8)	$(97.4)
Restructuring, goodwill and asset impairments – Note 2	33.5	69.2	—	—	0.1	102.8
Additions to property, plant and equipment	37.0	5.8	3.9	—	—	46.7

As of December 27, 2008
Property, plant and equipment	$244.1	$88.7	$14.0	$—	$—	$346.8
Goodwill	22.5	—	—	4.5	—	27.0
Intangibles and other assets	150.2	18.3	0.9	—	0.2	169.6
Total assets[2]	642.3	189.3	29.9	11.6	—	873.1

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the nine months ended September 26, 2009, sales to Wal-Mart accounted for 33.9% (September 27, 2008 – 35.9%) of our total revenues, 39.9% of our North America operating segment revenues (September 27, 2008 – 42.4%), 17.3% of our U.K. operating segment revenues (September 27, 2008 – 21.6%), and 18.6% of our Mexico operating segment revenues (September 27, 2008 – 20.9%).

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

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

Revenues by geographic area are as follows:

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
United States	$252.5	$255.9	$795.1	$763.8
Canada	48.0	55.0	149.1	180.8
United Kingdom	101.8	101.9	265.5	309.9
Mexico	10.3	16.0	30.7	50.1
RCI[1]	5.8	5.3	15.7	16.3
All Other	—	0.4	—	0.8
Elimination[2]	(13.5)	(14.0)	(45.4)	(45.0)

	$404.9	$420.5	$1,210.7	$1,276.7

[1]	RCI sells products to a number of different countries.
[2]

Represents intersegment revenue among all countries of which $3.0 million and $9.9 million and $3.0 million and $9.3 million represent intersegment revenue between North America and our international segments for the three and nine months ended September 26, 2009 and September 27, 2008, respectively.

Revenues are attributed to operating segments based on the location of the plant.

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	September 26, 2009	December 27, 2008
United States	$188.1	$201.2
Canada	45.0	42.9
United Kingdom	92.4	88.7
Mexico	12.8	14.0

	$338.3	$346.8

Note 7 – Inventories

(in millions of U.S. dollars)	September 26, 2009	December 27, 2008
Raw materials	$41.4	$40.0
Finished goods	55.6	54.5
Other	15.5	16.6

	$112.5	$111.1

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

Note 8 – Intangibles and Other Assets including Goodwill

	September 26, 2009			December 27, 2008
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles

Not subject to amortization
Rights	$45.0	$—	$45.0	$45.0	$—	$45.0

Subject to amortization
Customer relationships	153.8	76.5	77.3	157.5	69.9	87.6
Trademarks	24.6	14.7	9.9	24.8	13.2	11.6
Information technology	53.2	48.0	5.2	51.0	42.4	8.6
Other	3.6	1.9	1.7	3.6	1.7	1.9

	235.2	141.1	94.1	236.9	127.2	109.7

	280.2	141.1	139.1	281.9	127.2	154.7

Other Assets
Financing costs	7.6	2.8	4.8	6.7	1.7	5.0
Deposits	7.8	—	7.8	7.6	—	7.6
Other	5.7	5.2	0.5	7.8	5.5	2.3

	21.1	8.0	13.1	22.1	7.2	14.9

Total Intangibles & Other Assets	$301.3	$149.1	$152.2	$304.0	$134.4	$169.6

Goodwill	$29.7	$—	$29.7	$27.0	$—	$27.0

Amortization expense of intangible assets was $4.2 million and $13.5 million for the three and nine months ended September 26, 2009 ($6.9 million and $21.9 million for the three and nine months ended September 27, 2008).

The estimated amortization expense for intangibles over the next five years and thereafter is as follows:

(in millions of U.S. dollars)
Remainder of 2009	$4.0
2010	14.3
2011	13.5
2012	12.5
2013	12.4
Thereafter	37.4

$94.1

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

Note 9 – Debt

Our total debt is as follows:

(in millions of U.S. dollars)	September 26, 2009	December 27, 2008
8% senior subordinated notes due in 2011[1]	$248.3	$269.0
Asset based lending facility	—	107.5
GE obligation	23.7	28.7
Other debt	2.7	3.4
Other capital leases	3.0	3.2

Total debt	277.7	411.8
Less: Short-term borrowings and current debt:
Asset based lending facility	—	107.5

Total short-term borrowings	—	107.5
GE obligation - current maturities	6.2	6.7
Other capital leases – current maturities	0.4	0.3
Other debt - current maturities	0.6	0.6

Total current debt	7.2	115.1

Long-term debt before discount	270.5	296.7
Less discount on 8% notes	(1.5)	(2.3)

Total long-term debt	$269.0	$294.4

[1]	Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001.

Debt

8% Senior Subordinated Notes due in 2011

During the third quarter of 2009, we completed open market repurchases of $20.7 million in face value of our 8% senior subordinated notes due December 15, 2011 (the “Notes”) for total consideration of approximately $20.4 million. Following these repurchases, we had Notes representing $248.3 million aggregate principal amount outstanding with a carrying value of $246.8 million as of September 26, 2009. The Notes acquired by the Company have been retired, and we have discontinued the payment of interest. We recorded a gain on extinguishment of debt of $0.2 million in the consolidated statement of operations for the nine months ended September 27, 2009 related to the retirement of these Notes. The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15th and December 15th.

We may redeem all or a part of the remaining Notes upon not less than 30 or more than 60 days’ notice. In addition to the redemption price, accrued and unpaid interest and penalties, including liquidated damages (as defined in the indenture governing the Notes), are due upon any such redemption.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement that created an asset-based lending (“ABL”) credit facility to provide financing for the U.S., Canada, the United Kingdom and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL facility replaced our former senior secured credit facilities in the U.S., Canada, the United Kingdom and Mexico and our receivables securitization facility in the U.S., the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

The ABL facility is a five-year revolving facility of up to $225.0 million that runs through March 2013 but is subject to the refinancing of the Notes; the ABL facility will mature early if the Notes have not been refinanced or retired six months prior to their maturity (i.e., June 15, 2011) on terms and conditions specified in the ABL facility.

The amount available under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. The ABL facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the United Kingdom ($75.0 million).

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

The effective interest rate as of September 26, 2009 on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	CDOR Spread	LIBOR Spread
Over $150	2.25%	2.25%	3.25%	3.25%	3.25%
$75 - 150	2.50%	2.50%	3.50%	3.50%	3.50%
Under $75	2.75%	2.75%	3.75%	3.75%	3.75%

As of September 26, 2009, we had no ABL borrowings outstanding and the commitment fee was 0.5% of the unused commitment per annum.

We incurred $6.0 million of financing fees in connection with the ABL facility. The financing fees are being amortized over a five-year period, which represents the life of the ABL facility.

GE Financing Agreement

We funded $32.5 million of water bottling equipment purchases through a finance lease arrangement in 2008. The quarterly payments under the lease obligation total approximately $8.8 million per annum for the first two years, $5.3 million per annum for the subsequent two years, then $1.7 million per annum for the final four years.

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default. The debt under the ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL facility include nonpayment, inaccuracy of representations and warranties (which would include the occurrence of an event having a material adverse effect), violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards.

As of September 26, 2009, our total availability under the ABL facility was $191.5 million which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of August 22, 2009 (the August month-end under the terms of the credit agreement) and we had no ABL borrowings outstanding and $9.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $181.6 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month. The ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of September 26, 2009, was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on September 26, 2009.

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

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

We may only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of September 26, 2009, our fixed charge coverage ratio under the indenture was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75.0% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

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

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at September 26, 2009, these conditions of default did not exist with respect to any other indebtedness.

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

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

We had $9.9 million in standby letters of credit outstanding as of September 26, 2009 (September 27, 2008 – $12.6 million).

Note 11 – Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares on the open market for $6.4 million, of which 2.0 million shares, or $5.4 million, are to be used to satisfy any future liability under the PSU Plan and the Restated EISPP and 0.3 million shares, or $1.0 million, are held in trust for our employees as part of the deferred compensation arrangement under the Restated EISPP. As of September 26, 2009, we distributed 0.4 million shares from the trust to satisfy certain PSU obligations that had vested. See Note 3 for further details of these two plans. Treasury shares are reported at cost.

Cott Corporation

Notes to the Consolidated Financial Statements—(Continued)

Unaudited

Note 12 – Equity Offering

On August 11, 2009, we completed a public offering of 9,435,000 common shares at a price of $5.30 per share (the “Stock Offering”). Net proceeds of the Stock Offering were $47.4 million, after deducting expenses, underwriting discounts and commissions.

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

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended September 26, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$47.9	$234.7	$101.8	$31.3	$(10.8)	$404.9
Cost of sales	39.5	199.8	86.1	26.5	(10.8)	341.1

Gross profit	8.4	34.9	15.7	4.8	—	63.8
Selling, general and administrative expenses	15.0	13.4	4.9	3.6	—	36.9
(Gain) loss on disposal of property, plant and equipment	—	—	—	—	—	—
Restructuring and asset impairments:	—	—	—	—	—
Restructuring	—	—	—	—	—	—
Goodwill impairments	—	—	—	—	—	—
Asset impairments	—	—	—	—	—	—

Operating income	(6.6)	21.5	10.8	1.2	—	26.9

Other (income), net	2.9	—	—	0.3	—	3.2
Intercompany interest expense (income), net	(1.5)	2.9	(1.4)	—	—	—
Interest expense, net	—	7.4	0.1	0.1	—	7.6

Income before income taxes (benefit) expense and equity (loss) income	(8.0)	11.2	12.1	0.8	—	16.1

Income taxes (benefit) expense	(1.1)	1.2	0.8	—	—	0.9
Equity (loss) income	20.8	1.5	10.1	—	(32.4)	—

Net income (loss)	$13.9	$11.5	$21.4	$0.8	$(32.4)	$15.2

Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net income (loss) income attributed to Cott Corporation	$13.9	$11.5	$21.4	$(0.5)	$(32.4)	$13.9

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended September 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$54.9	$238.7	$103.5	$36.4	$(13.0)	$420.5
Cost of sales	45.8	218.0	89.4	32.6	(13.0)	372.8

Gross profit	9.1	20.7	14.1	3.8	—	47.7
Selling, general and administrative expenses	9.3	21.3	7.9	3.9	—	42.4
Loss (gain) on disposal of property, plant and equipment	—	0.1	—	—	—	0.1
Restructuring and asset impairments:						—
Restructuring	0.1	(0.2)	—	—	—	(0.1)
Goodwill impairments	—	—	69.2	—		69.2
Asset impairments	—	26.6	—	—	—	26.6

Operating (loss) income	(0.3)	(27.1)	(63.0)	(0.1)	—	(90.5)

Other (income) expense, net	(0.3)	1.2	(0.7)	0.2	—	0.4
Intercompany Interest expense (income), net	(3.0)	3.2	(0.2)	—	—	0.0
Interest expense (income), net	0.1	8.7	—	(0.2)	—	8.6

(Loss) Income before income taxes expense (benefit) and equity (loss) income	2.9	(40.2)	(62.1)	(0.1)	—	(99.5)

Income taxes expense (benefit)	1.2	(19.1)	4.4	1.3	—	(12.2)
Equity (loss) income	(89.3)	1.2	(30.6)	—	118.7	—

Net (loss) income	$(87.6)	$(19.9)	$(97.1)	$(1.4)	$118.7	$(87.3)

Less: Net income attributable to non-controlling interests	—	—	—	0.3	—	0.3

Net (loss) income attributed to Cott Corporation	$(87.6)	$(19.9)	$(97.1)	$(1.7)	$118.7	$(87.6)

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Nine Months Ended September 26, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$149.0	$739.0	$265.5	$93.8	$(36.6)	$1,210.7
Cost of sales	126.1	615.2	230.6	80.1	(36.6)	1,015.4

Gross profit	22.9	123.8	34.9	13.7	—	195.3
Selling, general and administrative expenses	28.8	48.9	18.4	10.6	—	106.7
Loss (gain) on disposal of property, plant and equipment	0.1	—	(0.1)	—	—	—
Restructuring and asset impairments:						—
Restructuring	0.2	1.4	—	—	—	1.6
Goodwill impairments	—	—	—	—	—	—
Asset impairments	—	3.5	—	—	—	3.5

Operating income	(6.2)	70.0	16.6	3.1	—	83.5

Other income, net	0.2	—	—	0.3	—	0.5
Intercompany Interest expense (income), net	(6.2)	9.4	(3.2)	—	—	—
Interest expense, net	0.2	22.0	0.3	0.2	—	22.7

Income before income taxes (benefit) expense and equity (loss) income	(0.4)	38.6	19.5	2.6	—	60.3

Income taxes (benefit) expense	(16.8)	4.8	1.2	0.1	—	(10.7)
Equity (loss) income	51.1	4.3	37.8	—	(93.2)	—

Net income (loss)	$67.5	$38.1	$56.1	$2.5	$(93.2)	$71.0

Less: Net income attributable to non-controlling interests	—	—	—	3.5	—	3.5

Net income (loss) income attributed to Cott Corporation	$67.5	$38.1	$56.1	$(1.0)	$(93.2)	$67.5

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Nine Months Ended September 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$180.7	$715.1	$314.5	$108.0	$(41.6)	$1,276.7
Cost of sales	149.0	651.4	274.0	98.4	(41.6)	1,131.2

Gross profit	31.7	63.7	40.5	9.6	—	145.5
Selling, general and administrative expenses	27.7	74.2	26.6	11.2	—	139.7
Loss (gain) on disposal of property, plant and equipment	0.3	0.6	(0.5)	—	—	0.4
Restructuring and asset impairments:						—
Restructuring	1.0	5.6	—	—	—	6.6
Goodwill impairments	—	—	69.2	—	—	69.2
Asset impairments	—	27.0	—	—	—	27.0

Operating income (loss)	2.7	(43.7)	(54.8)	(1.6)	—	(97.4)

Other (income) expense, net	(0.2)	(0.2)	(5.6)	0.2	—	(5.8)
Intercompany Interest expense (income), net	(9.7)	9.7	—	—	—	—
Interest expense (income), net	0.3	23.8	—	0.2	—	24.3

Income (Loss) before income taxes expense (benefit) and equity (loss) income	12.3	(77.0)	(49.2)	(2.0)	—	(115.9)

Income taxes expense (benefit)	3.7	(16.3)	5.6	0.5	—	(6.5)
Equity (loss) income	(119.3)	2.1	(67.5)	—	184.7	—

Net (loss) income	$(110.7)	$(58.6)	$(122.3)	$(2.5)	$184.7	$(109.4)

Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net (loss) income attributed to Cott Corporation	$(110.7)	$(58.6)	$(122.3)	$(3.8)	$184.7	$(110.7)

Consolidating Balance Sheets

As of September 26, 2009

(in millions of U.S. dollars, unaudited)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$0.8	$6.9	$5.9	$5.4	$—	$19.0
Accounts receivable	33.1	83.5	63.7	16.0	(26.9)	169.4
Income taxes recoverable	—	9.2	(0.1)	0.1	—	9.2
Inventories	19.0	68.6	18.7	6.2	—	112.5
Prepaid expenses and other assets	3.3	3.7	3.9	0.2	—	11.1
Deferred income taxes	—	12.7	—	—	—	12.7
Other current assets	—	—	2.1	—	—	2.1

	56.2	184.6	94.2	27.9	(26.9)	336.0

Property, plant and equipment	45.0	184.5	95.6	13.2	—	338.3
Goodwill	25.2	4.5	—	—	—	29.7
Intangibles and other assets	1.3	106.8	18.2	25.9	—	152.2
Deferred income taxes	20.8	—	—	1.2	—	22.0
Tax receivable	—	—	—	—	—	—
Due from affiliates	251.0	10.0	206.4	41.9	(509.3)	—
Investments in subsidiaries	—	14.9	—	147.2	(162.1)	—

	$399.5	$505.3	$414.4	$257.3	$(698.3)	$878.2

LIABILITIES
Current liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	—	6.8	—	0.4	—	7.2
Income taxes payable	—	—	2.1	—	—	2.1
Accounts payable and accrued liabilities	32.2	96.1	53.6	16.1	(26.9)	171.1

	32.2	102.9	55.7	16.5	(26.9)	180.4

Long-term debt	—	266.4	—	2.6	—	269.0
Other long-term liabilities	0.1	7.0	6.6	—	—	13.7
Other tax liabilities	11.9	—	—	0.4	—	12.3
Deferred income taxes	—	9.6	10.3	1.1	—	21.0

Losses and distributions in excess of investment	(53.9)	—	137.6	—	(83.7)	—
Due to affiliates	43.2	205.1	243.7	17.3	(509.3)	—

	33.5	591.0	453.9	37.9	(619.9)	496.4

Equity
Capital stock
Common shares	322.4	271.1	368.4	175.0	(814.5)	322.4
Treasury shares	(5.3)	—	—	—	—	(5.3)
Additional paid-in-capital	38.1	—	—	—	—	38.1
Retained earnings (deficit)	37.8	(355.1)	(407.6)	(26.6)	789.3	37.8
Accumulated other comprehensive (loss) income	(27.0)	(1.7)	(0.3)	55.2	(53.2)	(27.0)

Total Cott Corporation’s equity	366.0	(85.7)	(39.5)	203.6	(78.4)	366.0
Non-controlling interests	—	—	—	15.8	—	15.8

Total equity	366.0	(85.7)	(39.5)	219.4	(78.4)	381.8

	$399.5	$505.3	$414.4	$257.3	$(698.3)	$878.2

Consolidating Balance Sheets

As of December 27, 2008

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$2.1	$3.1	$7.4	$2.1	$—	$14.7
Accounts receivable	37.1	97.2	57.7	18.3	(45.9)	164.4
Income taxes recoverable	—	7.7	—	—	—	7.7
Inventories	19.2	68.7	17.6	5.6	—	111.1
Prepaid expenses and other assets	2.2	3.9	3.0	0.2	—	9.3
Deferred income taxes	—	3.0	—	—	—	3.0

	60.6	183.6	85.7	26.2	(45.9)	310.2

Property, plant and equipment	42.9	197.1	93.9	12.9	—	346.8
Goodwill	22.5	4.5	—	—	—	27.0
Intangibles and other assets	3.3	119.1	18.3	28.9	—	169.6
Deferred income taxes	10.2	—	0.1	—	—	10.3
Tax receivable	—	9.2	—	—	—	9.2
Due from affiliates	249.7	10.0	210.3	41.9	(511.9)	—
Investments in subsidiaries	—	14.8	—	131.8	(146.6)	—

	$389.2	$538.3	$408.3	$241.7	$(704.4)	$873.1

LIABILITIES
Current liabilities
Short-term borrowings	$2.9	$104.6	$—	$—	$—	$107.5
Current maturities of long-term debt	—	7.3	—	0.3	—	7.6
Income taxes payable	—	0.1	—	—	—	0.1
Accounts payable and accrued liabilities	38.2	95.9	64.3	14.2	(45.9)	166.7

	41.1	207.9	64.3	14.5	(45.9)	281.9

Long-term debt	—	291.4	—	3.0	—	294.4
Other long-term liabilities	0.1	9.6	6.3	—	—	16.0
Other tax liabilities	18.0	—	—	0.3	—	18.3
Deferred income taxes	—	4.8	11.2	—	—	16.0

Losses and distributions in excess of investment	57.8	—	272.7	—	(330.5)	—
Due to affiliates	43.0	209.2	247.0	12.7	(511.9)	—

	160.0	722.9	601.5	30.5	(888.3)	626.6

Equity
Capital stock
Common shares	275.0	211.4	294.5	175.3	(681.2)	275.0
Treasury shares	(6.4)	—	—	—	—	(6.4)
Additional paid-in-capital	38.1	(1.0)	—	1.0	—	38.1
Retained earnings (deficit)	(29.7)	(393.2)	(502.9)	(20.7)	916.8	(29.7)
Accumulated other comprehensive (loss) income	(47.8)	(1.8)	15.2	38.3	(51.7)	(47.8)

Total Cott Corporation’s equity	229.2	(184.6)	(193.2)	193.9	183.9	229.2
Non-controlling interests	—	—	—	17.3	—	17.3

Total equity	229.2	(184.6)	(193.2)	211.2	183.9	246.5

	$389.2	$538.3	$408.3	$241.7	$(704.4)	$873.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended September 26, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net income (loss)	$13.9	$11.5	$21.4	$0.8	$(32.4)	$15.2
Depreciation and amortization	2.0	10.3	2.8	1.3	—	16.4
Amortization of financing fees	—	0.4	—	—	—	0.4
Share-based compensation	(0.7)	1.1	—	—	—	0.4

Increase (decrease) in deferred income taxes	0.2	(6.9)	(2.6)	9.3	—	—
Increase (decrease) in other income tax liabilities	(0.2)	(0.1)	0.1	0.1	—	(0.1)
Equity (loss) income, net of distributions	(20.9)	(1.5)	(10.0)	—	32.4	—
Intercompany transactions	2.6	2.7	—	—	(5.3)	—
Gain on bonds	0.2	—	—	—	—	0.2
Lease contract termination payments	—	(0.9)	—	—	—	(0.9)
Other non-cash items	—	2.9	—	—	—	2.9
Net change in non-cash working capital	(42.8)	63.8	6.7	(10.7)	5.3	22.3

Net cash provided by (used in) operating activities	(45.7)	83.3	18.4	0.8	—	56.8

Investing activities

Additions to property, plant and equipment	(0.5)	(3.1)	(1.4)	(0.3)	—	(5.3)
Proceeds from disposal of property, plant and equipment	—	0.1	—	—	—	0.1
Advances to affiliates	(3.1)	—	(5.7)	(0.9)	9.7	—

Net cash (used in) provided by investing activities	(3.6)	(3.0)	(7.1)	(1.2)	9.7	(5.2)

Financing activities
Payments of long-term debt	—	(22.5)	—	(0.2)	—	(22.7)
Long-term borrowings, ABL	1.3	20.4	27.2	—	—	48.9
Long-term payments, ABL	(1.3)	(76.0)	(38.2)	—	—	(115.5)
Advances from affiliates	0.8	5.7	3.2	—	(9.7)	—
Distributions to non-controlling interests	—	—	—	(2.6)	—	(2.6)
Issue of common shares	47.4	—	—	—	—	47.4
Deferred financing fees	—	(1.1)	—	—	—	(1.1)
Other financing activities	(0.1)	(0.1)	—	—	—	(0.2)

Net cash (used in) provided by financing activities	48.1	(73.6)	(7.8)	(2.8)	(9.7)	(45.8)

Effect of exchange rate on cash	0.2	—	(0.2)	—	—	—

Net (decrease) increase in cash & cash equivalents	(1.0)	6.7	3.3	(3.2)	—	5.8

Cash & cash equivalents, beginning of period	1.8	0.2	2.6	8.6	—	13.2

Cash & cash equivalents, end of period	$0.8	$6.9	$5.9	$5.4	$—	$19.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended September 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(87.6)	$(19.9)	$(97.1)	$(1.4)	$118.7	$(87.3)
Depreciation and amortization	3.6	10.5	4.4	1.6	—	20.1
Amortization of financing fees	—	0.2	0.1	(0.1)	—	0.2
Share-based compensation	—	0.2	0.1	—	—	0.3

Increase (decrease) in deferred income taxes	0.8	2.2	(1.0)	(6.7)	—	(4.7)
(Decrease) increase in other income tax liabilities	0.1	(10.1)	(0.1)	—	—	(10.1)
Loss (gain) on disposal of property, plant and equipment	—	0.2	(0.1)	—	—	0.1
Equity (loss) income, net of distributions	91.6	(0.1)	30.5	—	(122.0)	—
Asset impairments	—	(0.8)	(0.6)	0.6	—	(0.8)
Intangible impairments	—	27.4	—	—	—	27.4
Goodwill impairments	—	—	69.2	—	—	69.2
Lease contract termination loss	—	—	—	—	—	—
Lease contract termination payments	—	(2.7)	—	—	—	(2.7)
Other non-cash items	—	4.2	—	—	—	4.2
Net change in non-cash working capital	(3.0)	33.4	9.5	(37.0)	(0.7)	2.2

Net cash provided by (used in) operating activities	5.5	44.7	14.9	(43.0)	(4.0)	18.1

Investing activities

Additions to property, plant and equipment	(0.4)	(19.5)	(1.8)	(0.8)	—	(22.5)
Proceeds from disposal of property, plant and equipment	(0.1)	—	—	—	—	(0.1)
Advances to affiliates	2.8	—	(2.6)	0.3	(0.5)	—
Additions to intangibles and other assets	(2.3)	2.1	(0.1)	0.2	—	(0.1)

Net cash (used in) provided by investing activities	—	(17.4)	(4.5)	(0.3)	(0.5)	(22.7)

Financing activities
Payments of long-term debt	—	(7.3)	—	4.3	—	(3.0)

Payments on extinguishment of credit facility	(1.1)	(32.1)	—	33.2	—	—
Issuance of long-term debt	—	12.4	—	4.6	—	17.0
Short-term borrowings	—	0.2	—	—	—	0.2
Long-term borrowings, ABL	2.3	416.7	17.5	—	—	436.5
Long-term payments, ABL	(2.5)	(426.7)	(17.0)	—	—	(446.2)
Advances from affiliates	(0.4)	2.6	(2.8)	—	0.6	—

Distributions to subsidiary minority shareowner	—	—	—	(1.1)	—	(1.1)
Purchase of treasury shares	—	—	—	—	—	—
Deferred financing fees	(0.1)	(0.4)	(0.2)	—	—	(0.7)
Dividends paid	—	—	(2.7)	(1.2)	3.9	—
Other financing activities	(0.4)	(0.1)	—	—	—	(0.5)

Net cash (used in) provided by financing activities	(2.2)	(34.7)	(5.2)	39.8	4.5	2.2

Effect of exchange rate on cash	(0.1)	—	(0.7)	(0.1)	—	(0.9)

Net increase (decrease) in cash & cash equivalents	3.2	(7.4)	4.5	(3.6)	0.0	(3.3)

Cash & cash equivalents, beginning of period	5.2	8.6	4.6	5.5	—	23.9

Cash & cash equivalents, end of period	$8.4	$1.2	$9.1	$1.9	$0.0	$20.6

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Nine Months Ended September 26, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net income (loss)	$67.5	$38.1	$56.1	$2.5	$(93.2)	$71.0
Depreciation and amortization	6.1	30.0	9.5	4.1	—	49.7
Amortization of financing fees	0.1	0.8	0.1	—	—	1.0
Share-based compensation	0.1	1.1	—	—	—	1.2

Increase (decrease) in deferred income taxes	16.8	(5.2)	(2.9)	(5.8)	—	2.9
(Decrease) increase in other income tax liabilities	(16.8)	—	0.1	0.1	—	(16.6)
(Gain) loss on disposal of property, plant and equipment	0.2	(0.1)	(0.1)	—	—	—
Equity (loss) income, net of distributions	(51.1)	(4.3)	(37.8)	—	93.2	—
Intercompany transactions	6.5	5.1	—	—	(11.6)	—
Gain on bond	0.2	—	—	—	—	0.2
Asset impairments	—	3.5	—	—	—	3.5
Lease contract termination payments	—	(2.8)	—	—	—	(2.8)
Other non-cash items	—	1.8	—	—	—	1.8
Net change in non-cash working capital	(81.6)	68.5	(7.5)	12.3	11.6	3.3

Net cash provided by (used in) operating activities	(52.0)	136.5	17.5	13.2	—	115.2

Investing activities

Additions to property, plant and equipment	(1.5)	(10.3)	(6.7)	(0.4)	—	(18.9)
Proceeds from disposal of property, plant and equipment	—	1.3	0.1	—	—	1.4
Advances to affiliates	3.2	—	(8.3)	(4.6)	9.7	—

Net cash (used in) provided by investing activities	1.7	(9.0)	(14.9)	(5.0)	9.7	(17.5)

Financing activities
Payments of long-term debt	—	(26.1)	—	(0.3)	—	(26.4)
Long-term borrowings, ABL	87.0	507.9	84.5	—	—	679.4
Long-term payments, ABL	(90.1)	(612.5)	(85.5)	—	—	(788.1)
Advances from affiliates	4.6	8.3	(3.2)	—	(9.7)	—
Distributions to non-controlling interests	—	—	—	(4.9)	—	(4.9)
Issue of common shares	47.4	—	—	—	—	47.4
Deferred financing fees	—	(1.1)	—	—	—	(1.1)
Other financing activities	(0.2)	(0.2)	—	—	—	(0.4)

Net cash (used in) provided by financing activities	48.7	(123.7)	(4.2)	(5.2)	(9.7)	(94.1)

Effect of exchange rate on cash	0.3	—	0.1	0.3	—	0.7

Net (decrease) increase in cash & cash equivalents	(1.3)	3.8	(1.5)	3.3	—	4.3

Cash & cash equivalents, beginning of period	2.1	3.1	7.4	2.1	—	14.7

Cash & cash equivalents, end of period	$0.8	$6.9	$5.9	$5.4	$—	$19.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Nine Months Ended September 27, 2008
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net (loss) income	$(110.7)	$(58.6)	$(122.3)	$(2.5)	$184.7	$(109.4)
Depreciation and amortization	10.6	30.8	15.3	4.2	—	60.9
Amortization of financing fees	0.1	0.5	0.2	—	—	0.8
Share-based compensation	1.4	3.9	0.1	—	—	5.4

Increase (decrease) in deferred income taxes	3.9	3.1	(2.1)	(8.1)	—	(3.2)
(Decrease) increase in other income tax liabilities	(0.5)	(9.3)	(1.3)	—	—	(11.1)
Loss (gain) on disposal of property, plant and equipment	0.3	0.6	(0.5)	—	—	0.4
Equity (loss) income, net of distributions	127.0	0.4	70.4	—	(197.8)	—
Asset impairments	—	(0.4)	(0.6)	0.6	—	(0.4)
Intangible impairments	—	27.4	—	—	—	27.4
Goodwill impairments	—	—	69.2	—	—	69.2
Lease contract termination loss	—	0.3	—	—	—	0.3
Lease contract termination payments	—	(3.1)	—	—	—	(3.1)
Other non-cash items	—	4.8	—	—	—	4.8
Net change in non-cash working capital	(24.2)	8.8	1.4	14.3	(0.6)	(0.3)

Net cash provided by (used in) operating activities	7.9	9.2	29.8	8.5	(13.7)	41.7

Investing activities

Additions to property, plant and equipment	(1.9)	(34.5)	(6.4)	(3.9)	—	(46.7)
Proceeds from disposal of property, plant and equipment	2.4	0.1	—	—	—	2.5
Advances to affiliates	8.8	—	(7.7)	(9.0)	7.9	—
Additions to intangibles and other assets	(2.3)	(1.0)	(0.1)	—	—	(3.4)

Net cash (used in) provided by investing activities	7.0	(35.4)	(14.2)	(12.9)	7.9	(47.6)

Financing activities
Payments of long-term debt	—	(8.8)	—	4.3	—	(4.5)

Payments on extinguishment of credit facility	(20.4)	(105.8)	—	(1.3)	—	(127.5)
Issuance of long-term debt	—	29.0	—	4.6	—	33.6
Short-term borrowings	—	(8.2)	—	—	—	(8.2)
Long-term borrowings, ABL	37.8	931.6	62.5	—	—	1,031.9
Long-term payments, ABL	(38.0)	(811.6)	(60.8)	—	—	(910.4)
Advances from affiliates	8.9	7.7	(8.8)	—	(7.8)	—

Distributions to subsidiary minority shareowner	—	—	—	(2.7)	—	(2.7)
Purchase of treasury shares	(6.4)	—	—	—	—	(6.4)
Deferred financing fees	(0.8)	(3.4)	(0.8)	—	—	(5.0)
Dividends paid	—	(3.0)	(8.0)	(2.6)	13.6	—
Other financing activities	(0.3)	(0.1)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	(19.2)	27.4	(15.9)	2.3	5.8	0.4

Effect of exchange rate on cash	(0.5)	—	(0.9)	0.1	—	(1.3)

Net (decrease) increase in cash & cash equivalents	(4.8)	1.2	(1.2)	(2.0)	(0.0)	(6.8)

Cash & cash equivalents, beginning of period	13.2	—	10.3	3.9	—	27.4

Cash & cash equivalents, end of period	$8.4	$1.2	$9.1	$1.9	$(0.0)	$20.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink company. Our objective of creating sustainable long-term growth in profitability is predicated on working closely with our retailer partners to provide proven profitable products. As a fast follower of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar private label products to provide our retail partners and their consumers with high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the nine months ended September 26, 2009 may not necessarily be indicative of the results that may be expected for the full year.

Retailer brand suppliers, such as us, typically operate at low margins and therefore relatively small changes in cost structures can materially impact results. In 2008 and during the first nine months of 2009, industry-wide carbonated soft drink (“CSD”) sales continued to decline, and ingredient and packaging costs remained volatile.

Margins were increased through a combination of price increases and decreased costs while maintaining service levels to all major customers. During the nine months ended September 26, 2009, consumers sought better value in private label products during difficult economic times. Market trends have historically shown that demand for private label goods continues after recovery from economic downturns. However, there is no assurance that this consumer shift to private label products will continue after the economy improves. Our focus on margins enabled us to increase gross profit margin from 11.4% for the nine months ended September 27, 2008 to 16.1% for the nine months ended September 26, 2009.

Our financial liquidity as of September 26, 2009, improved due to increased cash generated by operational activities, the receipt of $47.4 million of net proceeds from the issuance of 9.4 million common shares in a public offering, the paydown of borrowings under our asset based lending (“ABL”) facility and the repurchase of $20.7 million in principal amount of our 8% senior subordinated notes due 2011 (the “Notes”).

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, PET resin, and corn (which is used to produce high fructose corn syrup (“HFCS”). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. In 2008 and 2009, we entered into fixed price commitments for a majority of our 2009 HFCS and aluminum requirements, with the remaining requirements to be purchased at the prevailing 2009 market prices. We have entered into fixed price commitments for a majority of our HFCS requirements for 2010. We have also entered into fixed price commitments for a majority of our estimated aluminum requirements for 2010 as well as a base percentage of our requirements for 2011.

In the U.S., we have been supplying Wal-Mart with private label CSDs under an exclusive supply agreement dated December 21, 1998, between Cott Beverages Inc., a wholly-owned subsidiary of the Company, and Wal-Mart Stores, Inc. (the “Exclusive U.S. Supply Contract”). We also supply Wal-Mart and its affiliated companies with a variety of products on a non-exclusive basis in the U.S., Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas. On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, the Exclusive U.S. Supply Contract. The termination is effective on January 28, 2012. This has the effect of returning our relationship to more typical market terms over time, and allows Wal-Mart to introduce other suppliers in the future, if they so desire. The termination provision of the Exclusive U.S. Supply Contract provides for our exclusive right to supply CSDs to Wal-Mart in the U.S. to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we have the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volumes in the U.S., on an exclusive basis, during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volumes in the U.S. during the second 12 months of the Notice Period. Notwithstanding the notice of termination of the Exclusive U.S. Supply Contract, we continue to supply Wal-Mart with all of its private label CSDs in the U.S. However, should Wal-Mart choose to introduce an additional supplier to fulfill a portion of its requirements for its private label CSDs, our operating results could be materially adversely affected.

Summary financial results

Our net income for the three months ended September 26, 2009 (the “third quarter”) and the nine months ended September 26, 2009 (“year-to-date”) was $13.9 million or $0.18 per diluted share and $67.5 million or $0.92 per diluted share, respectively, compared with a net loss of $87.6 million or $1.25 per diluted share and a net loss of $110.7 million or $1.56 per diluted share for the three and nine months ended September 27, 2008, respectively.

The following items of significance impacted our financial results for the first nine months of 2009:

•

improved gross margins to 16.1% from 11.4% for the nine months ended September 27, 2008, reflecting the benefit of local currency price increases announced in the third quarter of 2008, product mix, lower ingredient and packaging costs and increased efficiencies from the utilization of plants;

•

revenue decreased 3.7% and 5.2% in the third quarter and year-to-date, respectively, compared to the same periods in 2008. Absent foreign exchange impact, net revenue increased 1.1% and 2.5% in the third quarter and year-to-date, respectively.

•	the consumer shift toward retailer brand products as a result of weak economic conditions;

•	overall 1.5% year-to-date decrease in beverage case volume reflecting slight decreases in our North America and our U.K. operating segments;

•	selling, general and administrative (“SG&A”) cost saving initiatives that resulted in an SG&A decrease of $33.0 million;

•

the decrease in the foreign exchange rate for the Canadian dollar, pound sterling and Mexican peso as compared to the U.S. dollar resulted in a $95.2 million adverse impact on revenues, a $13.0 million adverse impact on gross profit and a $11.0 million positive impact on SG&A;

•

restructuring, severance and lease termination costs of $1.6 million in connection with the 2009 Restructuring Plan and asset impairment costs of $3.5 million relating primarily to the loss of a customer; and

•	a tax benefit resulting primarily from the reversal of $16.6 million in accruals related to uncertain tax positions plus related interest and penalties.

The following items of significance impacted our financial results for the first nine months of 2008:

•	goodwill impairment of $69.2 million arising from lower anticipated operating income related to our U.K. operating segment;

•	asset impairment of intellectual property rights (“Rights”) of $27.4 million arising from the downward trend of estimated CSD production primarily in North America;

•	the highly competitive environment and continued decline in the North America CSD industry, particularly in the U.S.;

•	accelerated decline in volume and revenues from Wal-Mart;

•	executive transition costs of $6.8 million (including $1.9 million of non-cash stock compensation expense);

•	restructuring severance costs of $6.6 million related to the Refocus Plan;

•

increased SG&A costs associated with increased expenses for expiring trademarks, amortization of software costs, the expense of $4.5 million of previously capitalized software costs and bad debt expense;

•	accelerated depreciation of $1.6 million resulting from Wal-Mart’s decision to remove certain of our vending machines from Wal-Mart stores; and

•

a lower effective income tax rate resulting from a valuation allowance on U.S. and Mexican deferred income tax assets and a write down of U.K. operating segment goodwill with no tax relief, offset in part by a settlement of certain tax matters under audit.

Non-GAAP Measures

In this report, we present certain information regarding changes in our revenue excluding the impact of foreign exchange on page 35. We believe that these are useful financial measures for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our changes in revenue on a U.S. GAAP basis, it presents a useful tool to evaluate our ongoing operations. In addition, these adjusted amounts are one of the factors we use in internal evaluations of the overall performance of our business. This information, however, is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for changes in revenue as determined in accordance with U.S. GAAP.

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2009 Percent of Revenue	September 27, 2008 Percent of Revenue	September 26, 2009 Percent of Revenue	September 27, 2008 Percent of Revenue
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.2%	88.7%	83.9%	88.6%

Gross profit	15.8%	11.3%	16.1%	11.4%
Selling, general, and administrative expenses	9.2%	10.1%	8.8%	10.9%

Loss on disposal of property, plant and equipment	0.0%	0.0%	0.0%	0.0%
Restructuring	0.0%	22.8%	0.1%	8.1%
Asset impairment	0.0%	0.0%	0.3%	0.0%

Operating income (loss)	6.6%	-21.6%	6.9%	-7.6%
Other income, net	0.8%	0.1%	0.0%	-0.5%
Interest expense, net	1.8%	2.0%	1.9%	1.9%

Income (loss) before income taxes	4.0%	-23.7%	5.0%	-9.0%

Income tax (benefit) expense	0.3%	-2.9%	-0.9%	-0.5%

Net income (loss)	3.7%	-20.8%	5.9%	-8.5%

Less: Non-controlling interests	0.3%	0.1%	0.3%	0.1%

Net income (loss) attributed to Cott Corporation	3.4%	-20.9%	5.6%	-8.6%

Depreciation & amortization	4.1%	4.8%	4.1%	4.8%

Analysis of Revenue, Operating (Loss) Income and Case Volume by Geographic Region:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. Dollars)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenue
North America	$287.2	$296.9	$899.7	$899.6
United Kingdom	101.6	101.9	264.6	309.9
Mexico	10.3	16.0	30.7	50.1
RCI	5.8	5.3	15.7	16.3
All Other	—	0.4	—	0.8

Total	$404.9	$420.5	$1,210.7	$1,276.7

Operating (loss) income
North America	$16.1	$(27.6)	$69.0	$(43.1)
United Kingdom	10.8	(62.7)	16.5	(53.8)
Mexico	(1.6)	(1.0)	(5.1)	(4.6)
RCI	1.6	1.2	3.2	5.9
All Other	—	(0.4)	(0.1)	(1.8)

Total	$26.9	$(90.5)	$83.5	$(97.4)

	For the Three Months Ended		For the Nine Months Ended
(in millions of cases)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Volume 8oz. equivalent cases - Total Beverage (including concentrate)
North America	158.9	166.3	495.4	507.0
United Kingdom	51.8	50.2	144.1	148.4
Mexico	5.8	7.1	17.0	23.0
RCI	54.7	54.1	161.1	173.3
All Other	—	0.4	—	0.6

Total	271.2	278.1	817.6	852.3

Volume 8oz. equivalent cases - Filled Beverage
North America	140.8	146.8	439.8	441.0
United Kingdom	48.3	44.3	131.1	132.2
Mexico	5.8	7.1	17.0	23.0
RCI	0.1	—	0.2	—
All Other	—	0.3	—	0.6

Total	195.0	198.5	588.1	596.8

Analysis of Revenue by Geographic Region:

	Three Months Ended September 26, 2009
(in millions of U.S. dollars)	Cott[1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(15.6)	$(9.7)	$(0.3)	$(5.7)	$0.5	$(0.4)
Impact of foreign exchange	20.0	2.6	13.8	3.6	—	—

Change excluding foreign exchange	$4.4	$(7.1)	$13.5	$(2.1)	$0.5	$(0.4)

Percentage change in revenue	-3.7%	-3.3%	-0.3%	-35.6%	9.4%	-100.0%

Percentage change in revenue excluding foreign exchange	1.1%	-2.4%	15.3%	-16.9%	9.4%	-100.0%

[1]	Cott includes the following operating segments: North America, U.K., Mexico, RCI and All Other.

	Nine Months Ended September 26, 2009
(in millions of U.S. dollars)	Cott[1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(66.0)	$0.1	$(45.3)	$(19.4)	$(0.6)	$(0.8)
Impact of foreign exchange	95.2	19.7	64.2	11.4	—	(0.1)

Change excluding foreign exchange	$29.2	$19.8	$18.9	$(8.0)	$(0.6)	$(0.9)

Percentage change in revenue	-5.2%	0.0%	-14.6%	-38.7%	-3.7%	-100.0%

Percentage change in revenue excluding foreign exchange	2.5%	2.3%	7.7%	-20.7%	-3.7%	-100.0%

[1]	Cott includes the following operating segments: North America, U.K., Mexico, RCI and All Other.

Analysis of Revenue by Product:

	For the Three Months Ended September 26, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$181.6	$47.1	$9.0	$—	$—	$237.7
Concentrate	1.7	0.9	—	5.3	—	7.9
All other products	103.9	53.6	1.3	0.5	—	159.3

Total	$287.2	$101.6	$10.3	$5.8	$—	$404.9

	For the Three Months Ended September 26, 2009
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	86.1	24.0	5.0	—	—	115.1
Concentrate	18.2	3.6	—	54.6	—	76.4
All other products	54.6	24.2	0.8	0.1	—	79.7

Total	158.9	51.8	5.8	54.7	—	271.2

	For the Nine Months Ended September 26, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$582.5	$121.3	$27.9	$—	$—	$731.7
Concentrate	4.8	3.3	—	14.6	—	22.7
All other products	312.4	140.0	2.8	1.1	—	456.3

Total	$899.7	$264.6	$30.7	$15.7	$—	$1,210.7

	For the Nine Months Ended September 26, 2009
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	276.5	65.1	15.5	—	—	357.1
Concentrate	55.7	13.1	—	160.9	—	229.7
All other products	163.2	65.9	1.5	0.2	—	230.8

Total	495.4	144.1	17.0	161.1	—	817.6

	For the Three Months Ended September 27, 2008
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$185.9	$43.1	$15.0	$—	$0.4	$244.4
Concentrate	1.3	2.0	—	5.3	—	8.6
All other products	109.7	56.8	1.0	—	—	167.5

Total	$296.9	$101.9	$16.0	$5.3	$0.4	$420.5

	For the Three Months Ended September 27, 2008
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	91.6	22.3	6.8	—	0.4	121.1
Concentrate	19.7	5.8	—	54.1	—	79.6
All other products	55.0	22.1	0.3	—	—	77.4

Total	166.3	50.2	7.1	54.1	0.4	278.1

	For the Nine Months Ended September 27, 2008
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$556.4	$133.9	$47.2	$—	$0.8	$738.3
Concentrate	4.3	5.6	—	16.3	—	26.2
All other products	338.9	170.4	2.9	—	—	512.2

Total	$899.6	$309.9	$50.1	$16.3	$0.8	$1,276.7

	For the Nine Months Ended September 27, 2008
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	266.8	66.3	21.8	—	0.6	355.5
Concentrate	66.0	16.9	—	173.3	—	256.2
All other products	174.2	65.2	1.2	—	—	240.6

Total	507.0	148.4	23.0	173.3	0.6	852.3

Revenue – Revenue decreased 3.7% and 5.2% in the third quarter and year-to-date, respectively, from the comparable prior year periods. Absent foreign exchange impact (“FX neutral”), revenue increased 1.1% and 2.5% in the third quarter and year-to-date, respectively. Revenue in the third quarter and year-to-date was impacted by decreases in filled beverage 8-ounce equivalent volume (“beverage case volume”) and adverse changes in foreign exchange rates offset in part by local currency price increases in all operating segments.

Our North America operating segment revenue decreased 3.3% in the third quarter and was flat year-to-date from the comparable prior year periods. FX neutral revenue decreased 2.4% in the third quarter and increased 2.3% year-to-date. North America beverage case volume decreased 4.1% and 0.3% in the third quarter and year-to-date, respectively, from the comparable prior year periods. The beverage case volume decline in the third quarter and year-to-date was primarily due to a decline in sales of water, flavored water, fruit drinks and energy drink products offset in part by the change in consumer trends toward private label CSDs and sparkling waters/mixers.

Our U.K. operating segment revenue decreased 0.3% and 14.6% in the third quarter and year-to-date, respectively, from the comparable prior year periods. FX neutral U.K. revenue increased 15.3% and 7.7% in the third quarter and year-to-date, respectively. U.K. beverage case volume increased 9.0% in the third quarter and decreased 0.8% year-to-date. The beverage case volume year-to-date decrease is primarily due to declines in the CSD, water, sparkling water and fruit drink categories offset in part by increases in the energy drink and sports/fitness category. Beverage case volume in the third quarter increased primarily due to an increase in energy-related products.

Our Mexico operating segment revenue decreased 35.6% and 38.7% in the third quarter and year-to-date, respectively, from the comparable prior year periods. FX neutral revenue decreased 16.9% and 20.7% for the third quarter and year-to-date, respectively, as compared to the prior year periods. Mexico beverage case volume decreased 18.3% and 26.1% in the third quarter and year-to-date, respectively, primarily due to an overall weak economy, which was further exacerbated by the impact of the H1N1 virus, softness with modern trade customers, and the continuing impact of our credit policies.

Our RCI operating segment revenue increased 9.4% in the third quarter and decreased 3.7% year-to-date from the comparable prior year periods, primarily due to price increases and a 1.1% increase and 7.0% decrease, respectively, in total case volume due to the global recession.

Cost of Sales – Cost of sales as a percentage of revenue decreased to 84.2% and 83.9% in the third quarter and year-to-date, respectively, from 88.7% and 88.6%, respectively, in the comparable prior year periods primarily due to a reduction in variable costs. Variable costs represented 75.3% and 74.8% in the third quarter and year-to-date, respectively, of total sales in the third quarter of 2009, down from 78.6% and 78.4%, respectively, in the comparable prior year periods. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers. Our cost of sales as a percentage of revenue in the third quarter and year-to-date decreased from the comparable prior year periods mainly due to higher average sale prices, improved pricing of ingredients and packaging and higher efficiencies from plant utilization in our North American plant facilities.

Gross Profit – Gross profit as a percentage of revenue increased to 15.8% and 16.1% in the third quarter and year-to-date, respectively, from 11.3% and 11.4% in the comparable prior year periods. The third quarter and year-to-date increases were primarily due to improved net selling prices and product mix in North America, lower operating costs, and higher efficiencies from plant utilization in our North American plant facilities.

Selling, General and Administrative Expenses (“SG&A”) – SG&A decreased $5.5 million or 13.0% and $33.0 million or 23.6% in the third quarter and year-to-date, respectively, from the comparable prior year periods. As a percentage of revenue, SG&A decreased to 9.2% and 8.8% in the third quarter and year-to-date, respectively, from 10.1% and 10.9%, in the comparable prior year periods. SG&A comparison results include a $2.1 million and $11.0 million favorable foreign exchange impact in the third quarter and year-to-date, respectively.

Both the overall decrease and the percentage of revenue decrease in SG&A for the third quarter of 2009 were primarily due to a $1.6 million reduction in marketing costs as we continue to refocus away from branded products and related promotional activity, the non-recurrence of $4.5 million of previously capitalized software expensed in the third quarter of 2008, a $2.2 million reduction in amortization expense primarily related to a reduction in amortizable software costs and the non-recurrence of a $1.5 million legal settlement in the third quarter of 2008. These decreases were offset in part by $6.4 million of increased compensation costs resulting primarily from $2.8 million of severance costs for several executives and $5.8 million of higher incentive expenses as our operating results are expected to exceed targets less $2.2 million of savings associated with reductions in personnel.

Both the overall decrease and the percentage of revenue decrease in SG&A year-to-date for 2009 were primarily due to a $4.9 million reduction in compensation costs (after $6.8 million of additional executive transition costs, including non-cash stock compensation of $1.9 million), the non-recurrence of $4.5 million of previously capitalized software expensed in the third quarter of 2008, the non-recurrence of a $1.5 million legal settlement in the third quarter of 2008, a $4.3 million reduction in marketing costs as we refocus away from branded products and related promotional activity, a $2.7 million decrease in professional fees, a $2.1 million reduction in depreciation expense primarily related to our vending assets, a $6.4 million reduction in amortization expense primarily related to a reduction in amortizable software costs and $1.4 million of reduced travel costs offset in part by $1.6 million of additional costs related to our vending operations.

Operating Income (Loss) – Operating income was $26.9 million and $83.5 million in the third quarter and year-to-date, respectively, as compared to operating losses of $90.5 million and $97.4 million, respectively, in the comparable prior year periods. The third quarter and year-to-date increases in 2009 were primarily due to higher gross profit margins, lower SG&A costs, and lower impairment charges.

Other Loss (Income) – Other loss was $3.2 million and $0.5 million in the third quarter and year-to-date, respectively, as compared to other losses of $0.4 million and other income of $5.8 million, respectively, in the comparable prior year periods. The third quarter loss in 2009 was primarily due to the foreign exchange impact that negatively affected a non-permanently invested inter-company loan between two subsidiaries. The year-to-date income in 2008 was primarily due to $4.5 million of business interruption recovery of some of the costs related to our voluntary product recall in the United Kingdom through claims under our insurance coverage.

Interest Expense – Net interest expense decreased 11.6% and 6.6% in the third quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to lower overall average interest rates and lower average short-term and long-term debt amounts.

Income Taxes – We recorded an income tax provision of $0.9 million and a benefit of $10.7 million in the third quarter and year-to-date, respectively, as compared with an income tax benefit of $12.2 million and $6.5 million, respectively, in the comparable prior year periods. The year-to-date benefit reflects the reversal of accruals relating to uncertain tax positions that generated a year-to-date $14.4 million tax benefit and a benefit of $2.2 million on the reversal of interest and penalties, a lower effective income tax rate resulting from the utilization of deferred tax assets with valuation allowances in the U.S. and reduced tax rates in Canada.

Net Loss Per Share – Net income was $13.9 million or $0.18 per diluted common share and $67.5 million or $0.92 per diluted common share in the third quarter and year-to-date, respectively, as compared to a net loss of $87.6 million or $1.25 per diluted common share and $110.7 million or $1.56 per diluted common share for the respective prior year periods. The 2009 income per share reflects the issuance of 9.4 million shares on August 11, 2009.

Liquidity and Financial Condition

The following table summarizes our cash flows for the nine months ended September 26, 2009 and September 27, 2008 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Nine Months Ended
(in millions of U.S. dollars)	September 26, 2009	September 27, 2008

Net cash provided by operating activities	$115.2	$41.7
Net cash used in investing activities	(17.5)	(47.6)
Net cash (used in) provided by financing activities	(94.1)	0.4
Effect of exchange rate changes on cash	0.7	(1.3)

Net increase (decrease) in cash & cash equivalents	4.3	(6.8)

Cash & cash equivalents, beginning of period	14.7	27.4

Cash & cash equivalents, end of period	$19.0	$20.6

Operating activities

Cash provided by operating activities year-to-date increased by $73.5 million compared to the first nine months of 2008, primarily driven by improved operating results and decreased working capital requirements as we improved our receivable collection efforts and reduced our inventory through increased focus on these areas.

Investing activities

Cash used in investing activities year-to-date decreased by $30.1 million compared to the first nine months of 2008, primarily due to reduced capital expenditures year-over-year. During the third quarter of 2008, we made significant expenditures for our water bottling equipment project.

Financing activities

Cash used in financing activities year-to-date increased by $94.5 million compared to the first nine months of 2008, primarily as the result of payments related to our ABL facility, the repurchase of our Notes with a face value of $20.7 million, offset by the receipt of $47.4 million in net proceeds from the Stock Offering.

Financial, Capital Resources and Liquidity

As of September 26, 2009, we had total indebtedness of $276.2 million as compared to $409.5 million as of December 27, 2008.

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

As of September 26, 2009, our total availability under the ABL facility was $191.5 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of August 22, 2009 (the August month-end under the terms of the credit agreement), and we had no ABL borrowings outstanding and $9.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $181.6 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

During the second quarter of 2009, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) that was declared effective by the Securities and Exchange Commission on June 19, 2009, and a short form base shelf prospectus with the securities regulatory authorities in Canada (the “Prospectus”) for which a receipt was obtained on June 17, 2009. The Registration Statement and the Prospectus permits us to issue from time to time in one or more offerings up to $300.0 million of securities, some or all of which may consist of additional common shares or securities convertible into our common shares or debt securities. We may use the proceeds from offerings of these securities (using the Registration Statement or an exemption from registration under the Securities Act of 1933, or the Prospectus or an exemption from the prospectus requirements under applicable Canadian securities laws) for various purposes, including the repurchase of our Notes or retirement of our other debt.

We may, from time to time, depending on market conditions, including without limitation whether the Notes are then trading at discounts to their respective face amounts, repurchase some or all of the Notes for cash, including from the proceeds of any equity offerings, refinancing, or drawings under our ABL facility, if permitted, and/or exchange such Notes for common shares, warrants, preferred stock, debt or other consideration.

The amount of Notes that we may repurchase and the type of consideration we may use is limited by the covenants in the ABL facility. We may repurchase: (i) up to $15.0 million of the Notes if we have at least $75.0 million of availability after any such repurchase and a fixed charge coverage ratio of at least 1.0 to 1.0; and (ii) up to $45.0 million of the Notes if we have availability minus certain unpaid trade payables of at least $100.0 million after any such repurchase and a fixed charge coverage ratio of at least 1.25 to 1.0. We may also use the cash proceeds from certain equity offerings to repurchase the Notes if we have availability minus certain unpaid trade payables of at least $75.0 million after any such repurchase and a fixed charge coverage ratio of at least 1.25 to 1.0.

On August 11, 2009, we completed a public offering of 9,435,000 shares, at a price of $5.30 per share (the “Stock Offering”). We used a portion of the proceeds of the Stock Offering to repurchase Notes with a fair value of $20.7 million at a cost to us of $20.4 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of September 26, 2009.

Contractual Obligations

The following chart shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of September 26, 2009:

	Payments due by period
(in millions of US dollars)	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
8% Senior subordinated notes due in 2011	$248.3	$—	$—	$248.3	$—	$—	$—
GE Obligation[1]	17.7	2.3	5.2	4.1	2.4	1.0	2.7
Capital leases	3.0	0.1	0.4	0.4	0.4	0.5	1.2
Other current debt	2.7	0.2	0.7	0.4	0.2	0.2	1.0
Other current liability	0.2	0.2	—	—	—	—	—
Other long-term liabilities	6.7	1.0	2.7	0.4	0.4	0.4	1.8
Interest expense[2]	53.8	5.8	22.0	21.6	1.3	1.1	2.0
Operating leases	86.8	4.5	16.7	14.5	11.7	9.2	30.2
Guarantee purchase equipment	13.0	13.0	—	—	—	—	—
Purchase obligations[3]	330.7	73.6	87.5	45.2	20.7	20.7	83.0
Other[4]	1.0	1.0	—	—	—	—	—

Total	$763.9	$101.7	$135.2	$334.9	$37.1	$33.1	$121.9

[1]

We funded new water bottling equipment through an interim financing agreement signed in January 2008 (the “GE Obligation”). At the end of the GE Obligation, we will return $6.0 million of assets in exchange for the extinguishment of $6.0 million in debt.

[2]	Interest expense includes fixed interest on the Notes, the GE Obligation, the ABL facility, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.
[3]

Purchase obligations consist of commitments for the purchase of inventory, energy transactions and an information technology outsourcing contract. These obligations represent the minimum contractual obligations expected under the normal course of business.

[4]	Represents our FIN 48 liability including interest.

Debt

8% Senior Subordinated Notes due in 2011

Our Notes are due on December 15, 2011. After the repurchase of $20.7 million in principal amount of Notes during the third quarter of 2009, the principal amount of the Notes outstanding was $248.3 million as of September 26, 2009. The issuer of the Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the Notes. The interest on the Notes is payable semi-annually on June 15th and December 15th.

We may redeem all or a part of the Notes upon not less than 30 or more than 60 days’ notice. In addition to the redemption price, accrued and unpaid interest and penalties, including liquidated damages (as defined in the indenture governing the Notes), are due.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement that created an ABL facility to provide financing for the U.S., Canada, the United Kingdom and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL facility replaced our former senior secured credit facilities in the U.S., Canada, the United Kingdom, and Mexico and our receivables securitization facility in the U.S., the latter of which was terminated on March 28, 2008. At that time, there were no amounts due under the receivables securitization facility. On March 31, 2008, we paid off the remaining balance and terminated the former senior secured credit facility.

The ABL facility is a five-year revolving facility of up to $225.0 million that runs through March 2013 but is subject to the refinancing of the Notes; the ABL facility will mature early if the Notes have not been refinanced or retired six months prior to their maturity (i.e. June 2011) on terms and conditions specified in the ABL facility. As a result, we continue to consider various options for repurchase or otherwise refinancing the Notes.

The amount available under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. The ABL facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the United Kingdom ($75.0 million).

The effective interest rate as of September 26, 2009 on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	CDOR Spread	LIBOR Spread
Over $150	2.25%	2.25%	3.25%	3.25%	3.25%
$75 - 150	2.50%	2.50%	3.50%	3.50%	3.50%
Under $75	2.75%	2.75%	3.75%	3.75%	3.75%

As of September 26, 2009, we had no ABL borrowings outstanding and the commitment fee was 0.5% per annum of the unused commitment.

We incurred $6.0 million of financing fees in connection with the ABL facility. The financing fees are being amortized over a five-year period, which represents the duration of the ABL facility.

GE Financing Agreement

We funded $32.5 million of water bottling equipment purchases through a finance lease arrangement in 2008. The quarterly payments under the lease obligation total approximately $8.8 million per annum for the first two years, $5.3 million per annum for the subsequent two years, then $1.7 million per annum for the final four years.

Credit Ratings and Covenant Compliance

Credit Ratings

On July 28, 2009, Standard & Poor’s Ratings Services raised our debt rating on the Notes to CCC from CCC-. Our corporate family rating was upgraded to B- from CCC+. On September 3, 2009, Moody’s upgraded our corporate family rating to B3 from Caa1 and the rating on the Notes to Caa1 from Caa2. The speculative grade liquidity rating was affirmed at SGL-3.

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default. The debt under the ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL facility contains customary limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates. Events of default under the ABL facility include nonpayment, inaccuracy of representations and warranties (which would include the occurrence of an event having a material adverse effect), violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards.

The ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of September 26, 2009, was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on September 26, 2009.

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

We may only incur additional debt or issue preferred stock, other than certain specified debt, if our fixed charge coverage ratio is greater than 2.0 to 1.0. As of September 26, 2009, our fixed charge coverage ratio under the indenture was greater than 2.0 to 1.0. Subject to some exceptions, asset sales may only be made where the sale price is equal to the fair market value of the asset sold and we receive at least 75.0% of the proceeds in cash. There are also limitations on what we may do with the sale proceeds such that we may be required to pay down debt or reinvest the proceeds in enumerated business uses within a specified period of time.

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

The events of default in the Notes indenture related to other indebtedness arise only if there is a failure to pay principal, interest or premiums of such other indebtedness after the expiration of any applicable grace period, or if there has been acceleration in payment of such other indebtedness, in each case, in excess of a threshold amount. As at September 26, 2009, these conditions of default did not exist with respect to any other indebtedness.

Equity

Year-to-date, equity increased by $135.3 million from 2008. The increase was primarily the result of net income of $67.5 million, the issuance of $47.4 million of common shares, a $20.3 million foreign currency translation gain on the net assets of self-sustaining foreign operations and $1.2 million of share-based compensation expense. The foreign currency translation adjustment resulted mainly from the increase in the pound sterling and the increase in the Canadian dollar relative to the U.S. dollar since December 2008.

Dividend payments

No dividends were paid in the first nine months of 2009 or in fiscal year 2008, and we do not expect to change this policy in the next 12 months as we intend to use cash for future growth and/or debt repayment.

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

The forward-looking statements are based on assumptions made by and information currently available to us and relate to, among other things, anticipated financial performance, business prospects, strategies, regulatory developments, new products, currency exchange rates and economic conditions. While we believe these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct.

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Wal-Mart, and the commitment of our customers to their own Cott-supplied beverage programs;

•	our substantial debt levels and our ability to service and reduce our debt;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating changes;

•	further deterioration of the capital markets;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our exposure to intangible asset risk;

•	our ability to manage our operations successfully;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	the impact of regulation and regulatory, investigative and legal actions;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	volatility of our stock price;

•	disruptions in our information systems; or

•	interruption in transportation systems, labor strikes, work stoppages and other interruptions or difficulties in the employment of labor or transportation in our markets.

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

Foreign exchange

We are exposed to changes in foreign currency exchange rates. The effect of a 10.0% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso as of September 26, 2009 at current levels of foreign debt and operations would result in our revenues changing by $40.7 million and our gross profit changing by $2.8 million. These changes would be material to our cash flows and results of operations. We do not currently utilize derivative financial instruments to manage exposure to interest rate risk and foreign currency exchange rate risk, but we may utilize such instruments from time to time in the future.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. In the third quarter of 2009, we used a portion of the net proceeds of the Stock Offering to repay a portion of the indebtedness outstanding under our ABL facility. As of September 26, 2009, we had no outstanding borrowings under our ABL facility. The weighted average interest rate of our debt outstanding at September 26, 2009 was 8.0%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 27, 2008.

Item 4.	Controls and Procedures

Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our third quarter of 2009. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to Cott and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the Securities and Exchange Commission (“SEC”) (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Sales of a substantial number of our common shares into the public market, or the perception that these sales could occur, could adversely affect our stock price. We have filed a shelf registration statement and shelf prospectus that allows us to issue from time to time in one or more offerings up to $300.0 million of securities, some or all of which may consist of additional common shares or securities convertible into our common shares. On August 11, 2009, we issued 9,435,000 common shares at a price of $5.30 per share. In addition, approximately 0.9 million shares may be issued upon exercise of outstanding options granted under our 1986 Common Share Option Plan. The issuance of additional shares will have a dilutive effect on our earnings per share.

Proposed taxes on CSDs and other drinks could have an adverse effect on our business.

Federal, state, local and foreign governments have considered taxes on soda and other sugary drinks. Any such taxes could negatively impact consumer demand for our products and have an adverse effect on our revenues.

Item 6.	Exhibits

Number	Description

1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to our Form 8-K filed August 5, 2009).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Employment Offer Letter to Neal Cravens dated August 19, 2009 (filed herewith).

10.2	First Amendment to Credit Agreement, U.S. Pledge and Security Agreement and Canadian Pledge and Security Agreement, dated as of July 22, 2009, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and General Electric Capital Corporation as co-collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 22, 2009)

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2009 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2009 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2009 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2009 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: October 29, 2009	/S/ NEAL CRAVENS
Neal Cravens
Chief Financial Officer
(On behalf of the Company)

Date: October 29, 2009	/S/ GREGORY LEITER
Gregory Leiter
Senior Vice President, Corporate Controller
(Principal accounting officer)

Exhibit Index

Number	Description

1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to our Form 8-K filed August 5, 2009).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Employment Offer Letter to Neal Cravens dated August 19, 2009 (filed herewith).

10.2	First Amendment to Credit Agreement, U.S. Pledge and Security Agreement and Canadian Pledge and Security Agreement, dated as of July 22, 2009, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and General Electric Capital Corporation as co-collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 22, 2009)

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2009 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2009 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2009 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 26, 2009 (furnished herewith).