Form 10-K
period 2010-01-02
COTT CORP /CN/
filed 2010-03-16
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 001-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	98-0154711
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6525 VISCOUNT ROAD MISSISSAUGA, ONTARIO	L4V 1H6

5519 WEST IDLEWILD AVENUE TAMPA, FLORIDA, UNITED STATES	33634
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 672-1900 and (813) 313-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON SHARES WITHOUT NOMINAL OR PAR VALUE	NEW YORK STOCK EXCHANGE TORONTO STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-12 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 27, 2009 (based on the closing sale price of $5.31 for the registrant’s common stock as reported on the New York Stock Exchange on June 26, 2009) was $338.0 million.

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made).

The number of shares outstanding of the registrant’s common stock as of March 8, 2010 was 81,331,330.

Documents incorporated by reference

Portions of our definitive proxy circular for the 2010 Annual Meeting of Shareowners, to be filed within 120 days of January 2, 2010, are incorporated by reference in Part III. Such proxy circular, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

Any reference to 2009, 2008 and 2007 corresponds to our fiscal years ended January 2, 2010, December 27, 2008, and December 29, 2007, respectively.

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

The forward-looking statements are based on certain assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

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

Our Company

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink provider. In addition to carbonated soft drinks (“CSDs”), our product lines include clear, still and sparkling flavored waters, juice-based products, bottled water, energy-related drinks and ready-to-drink teas.

We operate in five operating segments—North America (which includes our U.S. reporting unit and Canada reporting unit), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our international corporate expenses and our Asia reporting unit, the latter of which we closed at the end of fiscal 2008).

We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and our principal executive offices are located at 5519 W. Idlewild Avenue, Tampa, Florida, United States 33634 and 6525 Viscount Road, Mississauga, Ontario, Canada L4V 1H6.

Competitive Strengths

We believe that our competitive strengths will enable us to maintain our position as one of the world’s leading retailer brand soft drink providers and capitalize on future opportunities to drive profitable growth in the long-run.

Leading Producer of Retailer Brand Beverages with Diverse Product Portfolio

We are the world’s largest private label non-alcoholic beverage manufacturer. We currently have the number one private label market share in each of the U.S., Canada, the United Kingdom and Mexico.

Our product portfolio ranges from traditional CSDs to categories such as clear, still and sparkling flavored waters, energy-related drinks, juice-based products, bottled water and ready-to-drink teas. We believe our proven ability to innovate and develop our product portfolio to meet changing consumer demand will position us well to continue to serve our retailer customers and their consumers. During 2009, we launched more than 100 new product SKUs, including new flavor profiles based on successful new product launches by the national brands, new package types and new product category introductions for our retailer partners.

We market or supply over 200 retailer, licensed and Company-owned brands in our four geographic segments. We sell CSD concentrates and non-carbonated concentrates in over 50 countries. We believe that our leadership position, our broad portfolio offering and our existing infrastructure will enable us to continue to further penetrate the private label market, whether it is winning contracts from competitors, launching new product SKUs with existing customers, or supplying retailers who currently self-manufacture.

Extensive, Flexible Manufacturing Capabilities

Our leading position in the private label market is supported by our extensive manufacturing network and flexible production capabilities. Our manufacturing footprint encompasses 20 strategically located beverage production facilities, including nine in the U.S., five in Canada, four in the United Kingdom and two in Mexico, as well as a vertically-integrated global concentrate manufacturing facility in Columbus, Georgia.

In North America, we are the only dedicated private label CSD producer with a nation-wide manufacturing footprint. Manufacturing flexibility is one of our core competencies and is critical to private label industry leadership, as our products will typically feature customized packaging, design and graphics for our key retailer customers. Our ability to produce multiple SKUs and packages on our production lines and manage complexities through quick-line changeover processes differentiates us from our competition.

High Customer Service Level and Strong Customer Integration

Private label industry leadership requires a high level of coordination with our retailer partners in areas such as supply chain, product development and customer service. In addition to managing increased product manufacturing complexity with efficiency, we have a proven track record of maintaining high service levels across our customer base. We also partner closely with customers on supply chain planning and execution to minimize freight costs, reduce working capital requirements and increase in-store product availability. We work as a team with our retailer customers on new product development and packaging designs. Our role includes providing market expertise as well as knowledge of CSD category trends that may present opportunities for our retailer customers. A high level of customer integration and partnership coupled with a nationwide manufacturing footprint is critical for the development of successful private label programs.

Strategic Importance to Blue-Chip Retailers

We have longstanding partnerships with many of the world’s leading retailers in the grocery, mass-merchandise and drugstore channels, enabling retailers to build their private label programs with high-quality, affordable beverages. We are the sole supplier for a majority of our clients due to our competitive advantages, including:

•	Private label expertise

•	Vertically integrated, low cost production platform

•	One-stop sourcing

•	CSD category insights and marketing expertise

•	Supply chain and quality consistency

•	Product innovation and differentiation

For 2009, our top ten customers accounted for approximately 60% of total revenue. Wal-Mart was the only customer that accounted for more than 10% of our total revenue for the period. We have established long-standing relationships with most of our top 10 customers. As a result of our high product quality and service, coupled with a national manufacturing footprint, we believe we will continue to play a meaningful role in helping our customers develop retailer brand strategies to build loyalty with consumers.

Business Strategy

Our primary goal is to maintain long-term profitability and enhance our position as the market leader and preferred supplier of retailer brand soft drinks in the markets where we operate. Continued leadership in our core markets will enable us to sustain and grow profitability as we drive for increased private label penetration and share growth within the CSD category. We believe that the following strategies will help us to achieve our goal.

Strengthen Customer Relationships

Customer relationships are important for any business, but at Cott, where our products bear our customers’ brand names, we must maintain close partnerships with our customers. We will continue to provide our retailer partners with high quality products and great service at an attractive value that will help them provide quality, value-oriented products to their consumers.

We will continue to focus on our high customer service levels as well as core private label innovations through the introduction of new packages, flavors and varieties of CSDs. We believe our focus on our customers will enable us to leverage our existing relationships and to develop new ones in existing and new markets. As a fast follower of innovative products, our goal is to identify new products that are succeeding in the marketplace and develop similar products of high quality for our retailer partners to offer their customers at a better value.

Continue to Lower Operating Costs

As a retailer brand producer, we understand that our long-term success will be closely tied to our ability to remain a low-cost supplier. Effective management of commodity costs is critical to our success, including entering into contract commitments with suppliers of key raw materials such as aluminum sheet metal and high fructose corn syrup (“HFCS”).

Control Capital Expenditures and Rigorously Manage Working Capital

Consistent with our status as a low-cost supplier, we will leverage our existing manufacturing capacity and maintain an efficient supply chain. We are committed to carefully prioritizing our capital investments that provide the best financial returns for Cott and for our retailer partners, while maintaining safety, efficiency and superior product quality. Our production facilities operate according to the highest standards of safety and product quality. We perform regular third-party audits of our facilities and are subject to consistent quality audits on behalf of our customers. We will continue to evaluate growth and other opportunities, while remaining mindful of our total capital expenditure targets.

In 2009, our capital expenditures have been devoted to maintenance on existing beverage production facilities, additional capabilities such as expanded can production capability in the United Kingdom, and other investments in the U.S. to improve the competitiveness and consumer appeal of certain packaging configurations.

Cash Flow Management

We believe that a strong financial position will enable us to capitalize on opportunities in the marketplace. As such, we continuously review and improve the effectiveness of our cash management processes. We will strive to achieve the most optimal working capital level.

Pursue Select Acquisitions

We believe that opportunities exist for us to enhance our scale, reduce fixed manufacturing costs and broaden our product portfolio. We intend to evaluate and pursue strategic opportunities if we believe they would enhance our industry position, strengthen our business and build value for our shareholders.

Principal Markets and Products

We estimate that as of the end of 2009, we produced (either directly or through third party manufacturers with whom we have co-packing agreements) approximately 59% and 52% of all retailer private label brand CSDs sold in the U.S. and the U.K., respectively.

We have a diversified product portfolio across major non-alcoholic beverage categories, including beverages that are on-trend with consumer demand. In 2009, CSDs, concentrate, bottled water and all other products represented 60.0%, 1.9%, 5.8% and 32.3%, as a percentage of revenue respectively. In 2008, CSDs, concentrate, bottled water and all other products represented 59.0%, 2.1%, 6.7% and 32.2%, as a percentage of revenue respectively. In 2007, CSDs, concentrate, bottled water and all other products represented 60.1%, 2.3%, 7.6% and 30.0%, as a percentage of revenue respectively.

We believe that opportunities exist to increase sales of beverages in our core markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution and introducing new products.

Restructuring Initiatives

From 2006 through 2007, we implemented our North American Realignment and Cost Reduction Plan (the “North American Plan”) to consolidate the management of our Canadian and U.S. businesses to a North American basis, rationalize product offerings, eliminate underperforming assets and focus on high potential accounts. We also implemented plans in 2008 (“the Refocus Plan”) and 2009 (“the 2009 Restructuring Plan”) that resulted in a partial reduction of our workforce in those years.

We will continue to pay cash for lease termination costs under the North American Plan in 2010, which have been accounted for as restructuring accruals. We do not anticipate incurring any additional charges related to the North American Plan, the Refocus Plan or the 2009 Restructuring Plan.

Financial Information about Segments

For financial information about operating segments and geographic areas, see Note 8 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Manufacturing and Distribution Network

Predominately all of our beverages produced in North America are manufactured in facilities that we, or third-party manufacturers with whom we have long-term co-packing agreements, either own or lease. We manufacture virtually all of our United Kingdom and Mexico reporting units’ beverages in facilities that we either own or lease. We rely on third parties to produce and distribute products in areas or markets where we do not have our own production facilities, such as in Continental Europe, or when additional production capacity is required.

Our products are either picked up by our customers at our facilities or delivered by us, a common carrier, or third-party distributors to our customers’ distribution centers or to retail locations.

Ingredient and Packaging Supplies

In addition to water, the principal raw materials required to produce our products are polyethylene terephthalate (“PET”) bottles, PET caps and preforms, aluminum cans and ends, labels, cartons and trays, concentrates and sweeteners.

We rely on our ongoing relationships with key suppliers to support our operations. We generally enter into annual supply arrangements rather than long-term contracts with our suppliers, which means that our suppliers are obligated to continue to supply us with materials for one-year periods, at the end of which we will either renegotiate the contracts with those suppliers or find alternative sources. With respect to some of our key packaging supplies, such as aluminum cans and ends or PET bottles, and some of our key ingredients, we have entered into long-term supply agreements, the remaining terms of which range from one to two years. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or find alternative sources for supply. We also believe there is adequate supply of the ingredient and packaging materials used to produce and package our products. We have entered into 9- to 12-month supply agreements for electricity and natural gas for certain of our beverage production facilities in the United Kingdom and we have entered into 12- to 19-month supply agreements for electricity and natural gas for certain of our beverage production facilities in North America.

Generally, we bear the risk of increases in the costs of the ingredient and packaging materials used to produce our products, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase.

Aluminum for cans, resin for PET bottles, preforms and caps, and corn for HFCS are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, but take place principally on a monthly or annual basis.

Crown Cork & Seal USA, Inc. (“CCS”) supplies us with aluminum cans and ends under a contract that expires on December 31, 2011. The contract provides that CCS will supply our entire aluminum cans and ends requirements worldwide, subject to certain exceptions. The contract contains a pricing mechanism for certain materials and representations, warranties, indemnities and termination events (including termination events related to bankruptcy or insolvency of either party) that we believe to be customary. In 2007, the market price paid for aluminum increased significantly to reflect increased worldwide demand, but declined significantly in 2008 primarily due to the downturn in the U.S. economy. In 2008 and 2009, we entered into fixed price commitments for a majority of our forecasted 2009 aluminum requirements, with the remaining requirements purchased at prevailing 2009 market prices. We have also entered into fixed price commitments for a majority of our forecasted aluminum requirements for 2010 as well as a portion of our requirements for 2011.

PET resin prices have fluctuated significantly in recent years as the price of oil fluctuated. Because PET resin is not a traded commodity, we have limited ability to obtain price protection.

HFCS has a history of volatile price changes. We expect that HFCS market prices will continue to fluctuate as a result of the worldwide economic turmoil, which has affected the demand for corn-related products. In 2008, we entered into fixed price commitments for a majority of our forecasted 2009 HFCS requirements, with the remaining requirements purchased at prevailing 2009 market prices. We have also entered into fixed price commitments for a majority of our HFCS requirements for 2010 and plan to purchase our remaining requirements at prevailing market prices.

Trade Secrets, Copyrights, Trademarks and Licenses

We sell the majority of our beverages under retailer brands to customers who own the trademarks associated with those products. We also own registrations, or applications to register, various trademarks that are important to our worldwide business, including Cott®, Red Rain® and Orient Emporium Tea Co.™ in the U.S., Canada and the U.K., Stars & Stripes®, Vess®, Vintage® and So Clear® in the U.S., Red Rave™ in Canada, Emerge®, Red Rooster® , Carters®, Ben Shaws® and the H2 family of brands in the U.K., Stars & Stripes® in Mexico, and RC® in more than 100 countries and territories outside of North America. Moreover, we are licensed to use certain trademarks such as Jarritos® in Mexico. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Seasonality of Sales

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. The seasonality of our sales volume, combined with the accounting for fixed costs, such as depreciation, amortization, rent and interest expense, impacts our results on a quarterly basis. This seasonality also causes our working capital needs to fluctuate with inventory being higher in the first half of the year to meet the peak summer demand and accounts receivable declining in the fall as customers pay their higher-than-average outstanding balances from the summer deliveries.

Customers

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains. For 2009, sales to Wal-Mart Stores, Inc. and its affiliates (collectively, “Wal-Mart”) accounted for 33.5% (2008 – 35.8%, 2007 – 39.8%) of our total revenues, 39.4% of our North America operating segment revenues (2008 – 42.1%, 2007 – 45.9%), 17.7% of our U.K. operating segment revenues (2008 – 21.1%, 2007 – 26.5%) and 18.4% of our Mexico operating segment revenues (2008 – 22.2%, 2007 – 22.1%). Wal-Mart was the only customer that accounted for more than 10% of our total revenue in that period. For the same period, our top ten customers accounted for approximately 60% of total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of any customers that individually or in the aggregate represent a significant portion of our revenue, or a decline in sales to these customers, would have a material adverse effect on our operating results and cash flow.

On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, our exclusive supply contract dated December 21, 1998, between Cott Beverages Inc., a wholly-owned subsidiary of the Company, and Wal-Mart (the “Exclusive Supply Contract”). The termination is effective on January 28, 2012. Pursuant to the terms of the Exclusive Supply Contract, we are Wal-Mart’s exclusive supplier of retailer brand CSDs in the U.S. The termination provision of the Exclusive Supply Contract provides for exclusivity to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we had the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volume in the U.S. during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volume in the U.S during the second 12 months of the Notice Period. During the final 12 months of the Notice Period, there is no minimum supply requirement. Notwithstanding the termination of the Exclusive Supply Contract, we continue to supply Wal-Mart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the U.S., Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy-related drinks and ready-to-drink teas.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $3.0 million in 2009, $2.2 million in 2008 and $2.4 million in 2007 and are reported as selling, general and administrative expenses.

Competition

We compete against a wide range of companies that produce and sell non-alcoholic beverages, including CSDs, bottled, sparkling and flavored waters, teas, coffees, energy-related drinks and juice and juice-based beverages. While CSDs and CSD concentrate account for 71.7% of our 2009 case volume, they account for 61.9% of our 2009 revenue. The non-CSD products generated 28.3% of our 2009 case volume and 38.1% of our 2009 revenue.

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

In addition, we face competition in North America, the United Kingdom and Mexico from regional soft drink manufacturers who sell aggressively-priced brands and, in many cases, also supply retailer brand products. A few larger U.S. retailers also self-manufacture products for their own needs and consistently approach other retailers seeking additional business.

We seek to differentiate ourselves from our competitors by offering our customers efficient distribution methods, high-quality products, category management strategies, packaging and marketing strategies, and superior service.

Government Regulation and Environmental Matters

The production, distribution and sale in the U.S. of many of our products are subject to the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, federal, state and local workplace health and safety laws, various federal, state and local environmental protection laws and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the U.S., the production, distribution and sale of our many products and related operations are also subject to numerous similar and other statutes and regulations.

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

We currently offer and use non-refillable recyclable containers in the U.S. and other countries around the world. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the U.S. and other countries requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, ecotax and/or product stewardship statutes and regulations also apply in various jurisdictions in the U.S. and overseas. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the U.S. and elsewhere.

All of our beverage production facilities and other operations are subject to various environmental protection statutes and regulations, including those of the U.S. Environmental Protection Agency, which pertain to the use of water resources and the discharge of waste water. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties. Our policy is to comply with all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our Company’s capital expenditures, net income or competitive position. However, as discussed below, changes in how the Ontario Ministry of the Environment enforces the Ontario Environmental Protection Act could result in us having to make material expenditures for environmental compliance.

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

We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. To comply with these requirements we, and we believe many other industry participants, would have to significantly increase sales in refillable containers to a minimum refillable sales ratio of 30%. We do not expect to be in compliance with these regulations in the foreseeable future. Ontario is not enforcing the OEPA at this time, despite the fact that it is still in effect and not amended, but if it chooses to enforce it in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 3% of our sales would be affected by the possible limitation of sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA against us. Moreover, the Ontario Ministry of the Environment released a report in 1997 stating that these OEPA regulations are “outdated and unworkable.” However, despite the “unworkable” nature of the OEPA regulations, they have not yet been revoked.

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

Employees

As of January 2, 2010, we had 2,808 employees, of whom 1,682 were in the North America operating segment, 744 were in the U.K. operating segment, 372 were in the Mexico operating segment and 10 were in the combined RCI/All Other operating segments. We have entered into numerous collective bargaining agreements covering 873 employees that we believe contain terms that are typical in the beverage industry. As these agreements expire, we believe they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.

Availability of Information and Other Matters

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC and Canadian securities regulatory authorities. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information in the Public Reference Room may be obtained by calling the SEC at 1-800-551-8090. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov. Information filed with the Canadian securities regulatory authorities is available at www.sedar.com.

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

The certification of the Chief Executive Officer required by the NYSE Listing Standards, Section 303A.12(a), relating to the Company’s compliance with the NYSE corporate governance listing standards, was submitted to the NYSE on May 19, 2009. The certification indicated that the Chief Executive Officer was not aware of any violations of the listing standards by the Company.

We are responsible for establishing and maintaining adequate internal control over financial reporting as required by the SEC. See “Management’s Report on Internal Control over Financial Reporting” on page 48.

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

Consumer trends with respect to the products we sell are subject to change. Consumers are seeking increased variety in their beverages, and there is a growing interest among the public regarding the ingredients in our products, the attributes of those ingredients and health and wellness issues generally. This interest has resulted in a decline in consumer demand for full-calorie CSDs and an increase in consumer demand for products associated with health and wellness, such as reduced-calorie CSDs, water, enhanced water, teas and certain other non-carbonated beverages. Consumer preferences may change due to a variety of other factors, including the aging of the general population, changes in social trends, the real or perceived impact that the manufacturing of our products has on the environment, changes in consumer demographics, changes in travel, vacation or leisure activity patterns, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers’ demand for our products.

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

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America, United Kingdom and Mexico. Sales to Wal-Mart, our top customer in 2009, 2008 and 2007 accounted for 33.5%, 35.8% and 39.8%, respectively, of our total revenue. Sales to our top ten customers in 2009, 2008 and 2007 accounted for approximately 60%, 62% and 64%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future.

On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, our Exclusive Supply Contract, effective on January 28, 2012. Pursuant to the terms of the Exclusive Supply Contract, we are the exclusive supplier to Wal-Mart of retailer brand CSDs in the U.S. The termination provision of the Exclusive Supply Contract provides for exclusivity to be phased out over a period of three years following notice of termination. Accordingly, we have the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volume in the U.S. during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volume in the U.S during the second 12 months of the Notice Period. Notwithstanding the termination of the Exclusive Supply Contract, we continue to supply Wal-Mart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the U.S., Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas.

The loss of Wal-Mart or any significant customer, or customers that in the aggregate represent a significant portion of our revenue, or a material reduction in the amount of business we undertake with any such customer or customers, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if Wal-Mart or any significant customer reacts unfavorably to any pricing of our products or decides to de-emphasize or reduce their product offerings in the categories with which we supply them. At January 2, 2010, we had $74.8 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client.

Our ingredients, packaging supplies and other costs are subject to price increases and we may be unable to effectively pass rising costs on to our customers.

We bear the risk of changes in prices on the ingredient and packaging in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans and ends, resin for PET bottles, preforms and caps and corn for HFCS are examples of these underlying commodities. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits and, in other cases, they are not. These changes in the prices that we pay for ingredient and packaging materials occur at times that vary by product and supplier, but are principally on a monthly or annual basis.

We are at risk with respect to fluctuating aluminum prices. Simultaneously, because PET resin is not a traded commodity, no fixed price mechanism has been implemented, and we are accordingly also at risk with respect to changes in PET prices. HFCS has a history of volatile price changes. We typically purchase HFCS requirements for North America under 12 month contracts. We have entered into fixed price commitments for a majority of our HFCS requirements for 2010. We have also entered into fixed price commitments for a majority of our forecasted aluminum requirements for 2010 as well as a portion of our requirements for 2011.

Accordingly, we bear the risk of fluctuations in the costs of these ingredient and packaging materials, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase. We currently do not use derivatives to manage this risk. If the cost of these ingredients or packaging materials increases, we may be unable to pass these costs along to our customers through adjustments to the prices we charge. If we cannot pass on these increases to our customers on a timely basis, they could have a material adverse effect on our results of operations. If we are able to pass these costs on to our customers through price increases, the impact those increased prices could have on our volumes is uncertain.

Our beverage and concentrate production facilities use a significant amount of electricity, natural gas and other energy sources to operate. Fluctuations in the price of fuel and other energy sources for which we have not locked in long-term pricing commitments or arrangements would affect our operating costs, which could impact our profitability.

If we fail to manage our operations successfully, our business and financial results may be materially and adversely affected.

In recent years, we have grown our business and beverage offerings primarily through the acquisition of other companies, development of new product lines and growth with key customers. We believe that opportunities exist to increase sales of beverages in our markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution, introducing new products or identifying appropriate acquisition or strategic alliance candidates. The success of this strategy dealing with acquisitions depends on our ability to manage and integrate acquisitions and alliances into our existing business. Furthermore, the businesses or product lines that we acquire or align with may not be integrated successfully into our business or prove profitable. In addition to the foregoing factors, our ability to expand our business in foreign countries is also dependent on, and may be limited by, our ability to comply with the laws of the various jurisdictions in which we may operate, as well as changes in local government regulations and policies in such jurisdictions.

If we fail to manage the geographic allocation of production capacity surrounding customer demand in North America, we may lose certain customer product volume or have to utilize co-packers to fulfill our customer capacity obligations, either of which could negatively impact our financial results.

Our geographic diversity subjects us to the risk of currency fluctuations.

We are exposed to changes in foreign currency exchange rates, including those between the U.S. dollar and the pound sterling, the euro, the Canadian dollar, the Mexican peso and other currencies. Our operations outside of the U.S. accounted for 36.7% of our 2009 sales. Accordingly, currency fluctuations in respect of our outstanding non-U.S. dollar denominated net asset balances may affect our reported results and competitive position.

Furthermore, our foreign operations purchase key ingredients and packaging supplies in U.S. dollars. This exposes them to additional foreign currency risk that can adversely affect our reported results.

If we are unable to maintain relationships with our raw material suppliers, we may incur higher supply costs or be unable to deliver products to our customers.

In addition to water, the principal raw materials required to produce our products are PET bottles, caps and preforms, aluminum cans and ends, labels, cartons and trays, concentrates and sweeteners.

We typically enter into annual or multi-year supply arrangements with our key suppliers, meaning that our suppliers are obligated to continue to supply us with materials for one-year or multi-year periods, at the end of which we must either renegotiate the contracts with those suppliers or find alternative sources for supply.

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

With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as sweeteners, we have entered into long-term supply agreements, the remaining terms of which range from one to two years, and therefore we are assured of a supply of those key packaging supplies and ingredients for a longer period of time. CCS supplies aluminum cans and ends under a contract expiring on December 31, 2011. The contract provides that CCS will supply our entire aluminum can and end requirements worldwide, subject to certain exceptions. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.

We have a significant amount of outstanding debt, which could adversely affect our business and our ability to meet our obligations.

As of January 2, 2010, our total indebtedness was $271.0 million. This significant amount of debt could have important consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments on this debt;

•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to incur additional debt to fund capital expenditures and other corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged with debt as we are; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities, such as acquisitions, as they arise, pay cash dividends or repurchase common stock.

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

If we breach the covenants and conditions set out in our debt agreements, counterparties could require us to repay the debt or we could have to renegotiate the debt agreements, which could lead to higher fees or interest costs, and could have a material adverse effect on our business.

Our two most significant debt arrangements currently outstanding are the ABL facility and the 8.375% senior subordinated notes due in 2017 (“the 2017 Notes”).

Events of default under the ABL facility include nonpayment, inaccuracy of representations and warranties (which include the occurrence of an event having a material adverse effect), violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. If we breach a covenant and such breach is not waived by the lenders, or an event occurs that would have a material adverse effect on us, we would have to renegotiate the ABL facility and we would expect to incur higher fees and interest rates, provided the lenders wish to renegotiate. If a breach occurs, the lenders could choose to terminate the ABL facility and accelerate the loan balance. Should the ABL facility become currently due, we may have to incur additional fees and higher interest costs to replace it. However, there is no certainty in today’s financial markets that we would be able to replace the ABL facility on terms acceptable to us, or at all.

The events of default in the indenture governing the 2017 Notes include, among others: (i) failure to pay interest after a 30-day grace period; (ii) failure to pay principal when due; (iii) breach of the change of control covenant (which would require us to offer to repurchase the 2017 Notes) or asset sale covenant; (iv) unsatisfied judgments or cross-default acceleration to other indebtedness in excess of $20.0 million; and (v) our insolvency or that of our restricted subsidiaries that are significant subsidiaries.

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

If we do not have enough cash to pay our debt service obligations, we may be required to take actions such as amending our ABL facility or indenture governing the 2017 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us, or at all.

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

Recent global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. These events have also adversely affected the stock market. These events could have a number of different effects on our business, including:

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

During the last four years we have implemented, and plan to continue to implement, restructuring activities to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. These activities are intended to maximize our operating effectiveness and efficiency and to reduce our costs. We cannot be assured that we will achieve or sustain the targeted benefits under these programs or that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. In addition, the implementation of key elements of these activities, such as employee job reductions and plant closures, may have an adverse impact on our business, particularly in the near-term.

Substantial disruption to production at our beverage concentrates or other beverage production facilities could occur.

A disruption in production at our beverage concentrates production facility, which manufactures almost all of our concentrates, could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.

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

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights. At January 2, 2010, we had $45.0 million of rights and $9.5 million of trademarks recorded as intangible assets.

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

Federal, state, local and foreign governments have considered imposing taxes on soda and other sugary drinks. Any such taxes could negatively impact consumer demand for our products and have an adverse effect on our revenues.

We are not in compliance with the requirements of the Ontario Environmental Protection Act (“OEPA”) and, if the Ontario government seeks to enforce those requirements or implements modifications to them, we could be adversely affected.

Certain regulations under the OEPA provide that a minimum percentage of a bottler’s soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for non-compliance is a fine of $50,000 per day beginning when the first offense occurs and continuing until the first conviction, and then increasing to $100,000 per day for each subsequent conviction. These fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense. We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. We do not expect to be in compliance with these regulations in the foreseeable future. Ontario is not enforcing the OEPA at this time, but if it chose to enforce the OEPA in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 3% of our sales would be affected by the possible limitation on sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA against us.

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

Our business can be affected by large-scale terrorist acts, especially those directed against the U.S. or other major industrialized countries in which we do business, major natural disasters, or widespread outbreaks of infectious diseases such as H1N1 influenza. Such events could impair our ability to manage our business could disrupt our supply of raw materials, and could impact production, transportation and delivery of products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.

Our success depends in part upon our ability to recruit, retain and prepare succession plans for our CEO, CFO, senior management and key employees.

The performance of our CEO, CFO, senior management and other key employees is critical to our success. We plan to continue to invest time and resources in developing our senior management and key employee teams. In 2009, we appointed a new CEO and a new CFO of the Company. Our long-term success will depend on our ability to recruit and retain capable senior management and other key employees, and any failure to do so could have a material adverse effect on our future operating results and financial condition. Further, if we fail to adequately plan for the succession of our CEO, CFO, senior management and other key employees, our operating results could be adversely affected.

Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

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

Goodwill accounted for approximately $30.6 million of our recorded total assets as of January 2, 2010. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc. including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”). This asset has a net book value of $45.0 million as more fully described in Note 1 to the Financial Statements.

As of January 2, 2010, other intangible assets were $110.5 million, which consisted principally of $74.8 million of customer relationships that arose from acquisitions and trademarks of $9.5 million. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits which is up to 15 years. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless it is required more frequently due to a triggering event such as the loss of a customer. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client.

Principally, a decrease in expected operating segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill or the Rights. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1, “Significant Accounting Policies,” in the Notes.

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

We have, in the recent past, received notice of non-compliance with NYSE listing requirements due to our share price trading below $1.00 for periods of time. While we have cured such deficiencies, if we are not able to maintain compliance with the listing requirements of the NYSE and/or TSX, our shares may be subject to removal from listing on the NYSE and/or TSX. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the Over-The-Counter Bulletin Board or the “pink sheets” and could also be subject to additional restrictions. As a consequence of a delisting, our shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws, or as consideration in future capital raising.

We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.

As of January 2, 2010, 873 of our employees were covered by collective bargaining agreements. These agreements typically expire every three to five years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

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

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles;

•	any event that could damage our reputation;

•	failure of our processes to prevent and detect unethical conduct of employees;

•	a significant failure of internal controls over financial reporting;

•	failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements; and

•	failure of corporate governance policies and procedures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate fourteen beverage production facilities in North America, ten of which we own and four of which we lease. We also own and operate a global concentrate manufacturing facility in Columbus, Georgia. In the United Kingdom, we operate four beverage production facilities, all of which we own. In Mexico, we operate two beverage production facilities, one of which we own and one of which we lease.

Total square footage of our beverage production facilities is approximately 2.1 million square feet in the U.S.; 0.9 million square feet in Canada; 0.9 million square feet in the United Kingdom; and 0.3 million square feet in Mexico. This square footage does not include twenty-six separate leased warehouses and one owned warehouse that comprise 2.0 million square feet and four leased office spaces that comprise 0.2 million square feet. Lease terms for non-owned beverage production facilities expire between 2010 and 2020.

The beverage production facilities and square footage amounts noted above do not include vacant or underutilized properties such as the Nelson, U.K. satellite warehouse that is held for sale as of January 2, 2010, or the leased facility in Wyomissing, Pennsylvania. Each of these properties remained closed as of January 2, 2010.

ITEM 3.	LEGAL PROCEEDINGS

In January 2005, we were named as one of many defendants in The Consumers’ Association of Canada and Bruce Cran v. Coca-Cola Bottling Ltd. Et al., a class action suit alleging the unauthorized use by the defendants of container deposits and the imposition of recycling fees on consumers. On June 2, 2006, the British Columbia Supreme Court granted the summary trial application, which resulted in the dismissal of the plaintiffs’ action against us and the other defendants. On June 26, 2006, the plaintiffs appealed the dismissal of the action to the British Columbia Court of Appeals which was denied, and an appeal to the Supreme Court of Canada was rejected on December 20, 2007. In February 2005, similar class action claims were filed in a number of other Canadian provinces. Claims filed in Quebec have since been discontinued, but it is unclear how the dismissal of the British Columbia case will impact the other cases.

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

ITEM 4.	RESERVED

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 24, 2010. Our officers do not serve for a set term.

	Office	Age
Jerry Fowden	Chief Executive Officer	53
Neal Cravens	Chief Financial Officer	57
Michael Creamer	Vice President—People	53
Gregory Leiter	Senior Vice President, Chief Accounting Officer, Corporate Controller and Assistant Secretary	52
William Reis	Senior Vice President, Chief Procurement Officer	54
Marni Morgan Poe	Vice President, General Counsel and Secretary	40

•

Jerry Fowden was appointed Chief Executive Officer on February 18, 2009. Prior to this appointment, he served as President of our international operating segments and Interim President, North America from May 2008 to February 2009, and as Interim President of our United Kingdom operating segment from September 2007 to May 2008. He served as Chief Executive Officer of Trader Media Group Ltd., a media company, and as a member of its parent Guardian Media Group plc’s Board of Directors from 2005 until 2007. From 2001 until 2004, he served in a variety of roles with AB InBev S.A. Belgium, an alcoholic beverage company, including President, European Zone, Western, Central and Eastern Europe from 2003 to 2004, Global Chief Operating Officer from 2002 to 2003 and Chief Executive Officer of Bass Brewers Ltd., a subsidiary of AB InBev S.A. Belgium, from 2001 to 2002. Mr. Fowden was a director of Chesapeake Corporation (now known as Canal Corporation) when it filed a voluntary Chapter 11 petition in the U.S. on December 29, 2008. On May 12, 2009, Chesapeake’s operating businesses were sold to a group of investors and Mr. Fowden resigned from his position as a director. Mr. Fowden has served on our board since March 2009.

•

Neal Cravens was appointed Chief Financial Officer on August 20, 2009, effective September 8, 2009. Prior to 2004, Mr. Cravens spent approximately 20 years with Seagram Company, Ltd., the beverage, consumer products, and media entertainment company, where he successively served as Vice President, Planning, Mergers and Acquisitions, Senior Vice President, Finance and Chief Accounting Officer, and Executive Vice President and Chief Financial Officer at the divisional level. In 2004, Mr. Cravens joined Warner Music Group as Senior Vice President Finance. He then served in the Chief Financial Officer role for Almatis GmbH, a global chemical company, during 2006, and Advantage Sales & Marketing, a consumer products broker, from 2007 to 2008. Immediately prior to joining the Company, Mr. Cravens was a financial consultant to FM Facility Maintenance, a facilities maintenance company formerly known as Integrated Process Technologies.

•

Michael Creamer was appointed Vice President of People for International in April 2007 and was promoted to Vice President of People for Cott in August 2008. Prior to joining Cott, Mr. Creamer was Senior Director of Human Resource Operations and International for Avanade Corporation, a global IT consultancy firm formed as a joint venture between Accenture and Microsoft Corporation, from 2005 to 2007. From 1990 to 2004, Mr. Creamer held several positions with Microsoft, including senior global human resources positions.

•

Gregory Leiter was appointed Vice President, Corporate Controller and Assistant Secretary of Cott in November 2007, appointed Senior Vice President and Controller in April 2008 and appointed Chief Accounting Officer in February 2010. Prior to joining Cott, he served from 2006 to 2007 as Practice Manager—Governance, Risk & Compliance with the international software firm SAP America. From 2003 to 2006, he held two positions with Graham Packaging Company, an international manufacturer of custom blow-molded plastic containers. During 2006, he served as Graham Packaging’s Vice President—Global Business Process and from 2003 to 2006, he served as Director of Internal Audit.

•

William Reis was appointed Senior Vice President, Chief Procurement Officer in March 2007. Prior to joining Cott, he served from 2004 to 2007 as Senior Vice President and Chief Procurement Officer for Revlon. From 2001 to 2004, he served as Vice President of Global Procurement for Goldman Sachs.

•

Marni Morgan Poe was appointed Vice President, General Counsel and Secretary in February 2010. Prior to her appointment, she served as Corporate Counsel of the Company from September 2008 until her appointment. Prior to joining the Company, Ms. Poe was the co-founder and Chief Executive Officer of Let’s Eat Dinner, Inc., a franchisor of dinner preparation kitchens, from 2006 to 2008. From 2000 to 2006, she was a partner at the law firm of Holland & Knight LLP and an associate of the law firm from 1995 to 2000.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

Our common shares are listed on the TSX under the ticker symbol “BCB,” and on the NYSE under the ticker symbol “COT.”

The tables below show the high and low reported per share sales prices of common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods for 2009 and 2008.

Toronto Stock Exchange (C$)

	2009		2008
	High	Low	High	Low
January 1—March 31	$1.72	$0.86	$7.11	$1.81
April 1—June 30	$7.01	$1.09	$3.61	$2.39
July 1—September 30	$9.98	$5.85	$3.51	$1.12
October 1—December 31	$9.70	$7.62	$1.58	$0.80

New York Stock Exchange (U.S.$)

	2009		2008
	High	Low	High	Low
January 1—March 31	$1.45	$0.66	$7.03	$1.77
April 1—June 30	$6.50	$0.88	$3.55	$2.38
July 1—September 30	$8.09	$5.40	$3.49	$1.06
October 1—December 31	$9.33	$7.04	$1.30	$0.66

As of March 8, 2010, we had 1,143 shareowners of record. This number was determined from records maintained by our transfer agent and it does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on March 8, 2010 was C$7.13 on the TSX and $6.98 on the NYSE.

We have not paid cash dividends since June 1998. There are certain restrictions on the payment of dividends under our ABL facility and the indenture governing the 2017 Notes. The ABL facility and the indenture governing the 2017 Notes are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 27.

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

For information on securities authorized for issuance under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters.”

During 2007, 2008 and 2009, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Calculation of aggregate market value of non-affiliate shares

For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this report, it was assumed that all of the outstanding shares were held by non-affiliates except for outstanding shares held or controlled by our directors and executive officers. This should not be deemed to constitute an admission that any of these persons are, in fact, affiliates of us, or that there are not other persons who may be deemed to be affiliates. For further information concerning shareholdings of officers, directors and principal stockholders see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters.”

Shareowner return performance graph

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; and (iii) a peer group of publicly-traded companies in the bottling industry comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, National Beverage Corp., Pepsi Bottling Group Inc. and PepsiAmericas Inc. The closing price of Cott’s common shares as of January 2, 2010 on the TSX was C$8.66 and on the NYSE was $8.20. The following table is in Canadian dollars.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cott Corporation, The S&P/TSX Composite Index

And A Peer Group

	1/1/2005	12/31/2005	12/30/2006	12/29/2007	12/27/2008	1/2/2010
Cott Corporation	100.00	59.44	57.86	27.17	4.85	33.16
S&P/TSX Composite	100.00	124.13	145.55	159.86	107.10	144.65
Peer Group	100.00	100.20	107.90	143.63	76.51	130.15

ITEM 6.	SELECTED FINANCIAL DATA

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

(In millions of U.S. dollars, except per share amounts)	January 2, 2010	December 27, 2008	December 29, 2007 [1]	December 30, 2006 [2]	December 31, 2005 [3]
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Revenue	$1,596.7	$1,648.1	$1,776.4	$1,771.8	$1,755.3
Cost of sales	1,346.9	1,467.1	1,578.0	1,554.9	1,505.8

Gross Profit	249.8	181.0	198.4	216.9	249.5
Selling, general and administrative expenses	146.8	179.8	161.9	176.1	138.6
Loss on disposal of property, plant and equipment	0.5	1.3	0.2	—	1.5
Restructuring, goodwill and asset impairments and other charges:
Restructuring	1.5	6.7	24.3	20.5	3.2
Goodwill impairments	—	69.2	55.8	—	5.9
Asset impairments	3.6	37.0	10.7	15.4	27.6
Other Charges	—	—	—	2.6	0.8

Operating income (loss)	97.4	(113.0)	(54.5)	2.3	71.9
Other expense (income), net	4.4	(4.7)	(4.7)	0.1	(0.7)
Interest expense, net	29.7	32.3	32.8	32.2	28.8

Income (loss) before income taxes	63.3	(140.6)	(82.6)	(30.0)	43.8
Income tax (benefit) expense	(22.8)	(19.5)	(13.9)	(16.3)	14.7

Net income (loss)	$86.1	$(121.1)	$(68.7)	$(13.7)	$29.1

Less: Net income attributable to non-controlling interests	4.6	1.7	2.7	3.8	4.5

Net income (loss) attributed to Cott Corporation	$81.5	$(122.8)	$(71.4)	$(17.5)	$24.6

Income (loss) per common share
Basic	$1.10	$(1.73)	$(0.99)	$(0.24)	$0.34
Diluted	$1.08	$(1.73)	$(0.99)	$(0.24)	$0.34
Financial Condition
Total assets	$873.8	$873.1	$1,144.4	$1,140.7	$1,179.1
Short-term borrowings	20.2	107.5	137.0	107.7	157.9
Current maturities of long-term debt	17.6	7.6	2.4	2.0	0.8
Long-term debt	233.2	294.4	269.0	275.2	272.3
Equity	401.3	246.5	451.8	509.6	504.4
Cash dividends paid	—	—	—	—	—

[1]

During the year, we acquired 100% of the business assets of El Riego, a Mexican water bottler, for $2.2 million. Effective December 31, 2006, we adopted the provisions related to uncertain tax positions in Accounting Standards Codification (“ASC”) No. 740, “Income Taxes,” and recorded an $8.8 million charge to our shareowners equity as of December 29, 2007.

[2]

There were no acquisitions during the year. During the year we adopted ASC No. 718-10, “Stock Compensation,” using the modified prospective approach and therefore have not restated results for prior periods. This change resulted in the recognition of $11.4 million in share-based compensation expense, $8.4 million net of tax or $0.12 per basic and diluted share.

[3]	During the year we acquired 100% of the shares of Macaw (Holdings) Limited, the parent company of Macaw (Soft Drinks) Limited (“Macaw Acquisition”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink company. Our objective of creating long-term growth in revenue and profitability is predicated on working closely with our retailer partners to provide proven profitable products. As a fast follower of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar products to provide our retail partners and their consumers with high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent and interest expense, impacts our results on a quarterly basis.

Retailer brand suppliers, such as us, typically operate at low margins and therefore relatively small changes in cost structures can materially impact results. In 2008 and 2009, industry CSD sales continued to decline, and ingredient and packaging costs remained volatile.

Gross margin increased in 2009 through a combination of lower operating costs and improved pricing while maintaining service levels to all major customers. During 2009, consumers sought better value in private label products during difficult economic times. Market trends have historically shown that demand for private label goods continues after recovery from economic downturns. However, there is no assurance that this consumer shift to private label products will continue after the economy improves. Gross margin increased from 11.0% in 2008 to 15.6% in 2009.

Our financial liquidity, as of January 2, 2010, improved due to increased cash flow generated from operational activities and $47.5 million of net proceeds from a public offering of 9,435,000 common shares at a price of $5.30 per share (the “Stock Offering”).

In 2009, we issued $215.0 million of senior unsecured notes due in November 2017 at a discount of $3.1 million with a coupon rate of 8.375% and purchased $257.8 million of the senior unsecured notes due in 2011 (“the 2011 Notes”).

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, PET resin, and corn (which is used to produce HFCS). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. In 2008 and 2009, we entered into fixed price commitments for a majority of our 2009 HFCS and aluminum requirements, with the remaining forecast requirements purchased at the prevailing 2009 market prices. We have entered into fixed price commitments for a majority of our HFCS requirements for 2010. We have also entered into fixed price commitments for a majority of our estimated aluminum requirements for 2010 as well as a portion of our requirements for 2011.

In the U.S., we have been supplying Wal-Mart with private label CSDs under the Exclusive Supply Contract. We also supply Wal-Mart and its affiliated companies with a variety of products on a non-exclusive basis in the U.S., Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy-related drinks and ready-to-drink teas. On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, the Exclusive Supply Contract. The termination is effective on January 28, 2012. This has the effect of returning our relationship to more typical market terms over time, and allows Wal-Mart to introduce other suppliers in the future, if they so desire. The termination provision of the Exclusive Supply Contract provides for our exclusive right to supply CSDs to Wal-Mart in the U.S. to be phased out over the Notice Period. Accordingly, we have the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volumes in the U.S., on an exclusive basis, during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volumes in the U.S. during the second 12 months of the Notice Period. During the final 12 months of the Notice Period, there is no minimum supply requirement. Notwithstanding the notice of termination of the Exclusive Supply Contract, we continue to supply Wal-Mart with all of its private label CSDs in the U.S. However, should Wal-Mart choose to introduce an additional supplier to fulfill a portion of its requirements for its private label CSDs, our operating results could be materially adversely affected. Sales to Wal-Mart, our top customer in 2009, 2008 and 2007, accounted for 33.5%, 35.8% and 39.8%, respectively, of total revenue.

Summary financial results

Net income in 2009 was $81.5 million or $1.08 per diluted share, compared with a net loss of $122.8 million or $1.73 per diluted share in 2008.

The following items of significance impacted our 2009 financial results:

•	improved gross margin to 15.6% in 2009 from 11.0% in 2008, reflecting the benefit of local currency price increases, improved product mix and lower ingredient and packaging costs;

•	revenue declined 3.1% in 2009 compared to 2008. Excluding foreign exchange impact, revenue increased 2.4% in 2009;

•	the consumer shift toward retailer brand products as a result of weak economic conditions;

•

a slight decrease in filled beverage 8-ounce equivalents (“beverage case volume”) reflecting a 1.2% decrease in our North America operating segment which was partially offset by a 2.0% increase in our U.K. operating segment;

•	selling, general and administrative (“SG&A”) cost saving initiatives that resulted in an SG&A decrease of $33.0 million;

•

the weakening value in the Canadian dollar, pound sterling and Mexican peso each relative to the U.S. dollar resulted in a $88.1 million adverse impact on revenues, a $12.0 million adverse impact on gross profit and a $8.0 million positive impact on SG&A;

•

restructuring, severance and lease termination costs of $1.5 million in connection with the 2009 Restructuring Plan and asset impairment costs of $3.6 million relating primarily to the loss of a customer;

•	a loss on the buyback of the 2011 Notes of $3.3 million;

•

a tax benefit resulting primarily from the reversal of accruals relating to uncertain tax positions, plus interest and penalties, which generated a $17.5 million benefit and a $25.0 million income tax benefit resulting from the reversal of U.S. valuation allowances. These valuation allowance reversals were caused by the carryback of net operating losses in the U.S. due to recent changes in tax law and the utilization in the current year of U.S. deferred tax assets with valuation allowances. These benefits were partially offset by $19.7 million of income tax expense resulting mostly from current year earnings; and

•	an extra week in fiscal 2009 that is estimated to have contributed 9.1 million additional beverage cases, $20.3 million of additional revenue and $1.3 million of additional operating income.

The following items of significance impacted our 2008 financial results:

•	goodwill impairment of $69.2 million arising from lower anticipated operating cash flows related to our United Kingdom reporting unit;

•

asset impairment of $35.4 million for the Rights (which are associated with the rights to manufacture concentrate formulas, with all the related inventions, processes and technical expertise, recorded as an intangible assets at the cost of acquisition, including the RC brand outside of North America and Mexico) arising from the downward trend of estimated concentrate production;

•	the highly competitive environment and continued volume decline in all operating segments;

•	decline in revenue attributable to Wal-Mart of 15.4% in the U.S. reporting unit;

•	executive transition costs of $6.8 million (including $1.9 million of non-cash stock compensation expense);

•	restructuring severance and lease termination costs of $6.7 million in connection with our restructuring initiatives;

•	increased selling, general and administrative costs associated with expiring trademarks, amortization of software costs, $4.5 million of previously capitalized software costs and bad debt expense;

•	decline in the foreign exchange rate as compared to the U.S. dollar for the Canadian dollar, pound sterling and Mexican peso that resulted in a $27.6 million adverse impact on revenues;

•	accelerated depreciation of $1.5 million resulting from Wal-Mart’s decision to remove certain of our vending machines from Wal-Mart stores along with $0.9 million of asset removal costs; and

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

Critical accounting policies

Our critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or on other assumptions management believes to be reasonable. Where actual amounts differ from estimates, revisions are included in the results for the period in which actuals become known. Historically, differences between estimates and actuals have not had a significant impact on our consolidated financial statements.

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and include the following:

Impairment testing of goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested at least annually for impairment in the fourth quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying amount. Where the carrying amount is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying amount of that goodwill to determine the impairment loss. Any impairment in value is recognized in net income (loss). We have goodwill of $30.6 million on our balance sheet as of January 2, 2010 after recording a $69.2 million goodwill impairment in 2008.

The only remaining goodwill on our books is for the Canada reporting unit and the RCI reporting unit.

We measure the fair value of reporting units using a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the public company approach. Prior to December 30, 2007, we only used the income approach. We use a combination of the two approaches which provides a more accurate valuation because it incorporates the actual cash generation of the company in addition to how a third party market participant would value the reporting unit. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted average terminal growth rate of 2% for our Canada reporting unit in 2009 and 2008 and 0% for our RCI reporting unit in 2009 and 2008. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market (including a decline in CSD demand), projected changes in the sale of our products, pricing of such products and operating profit margins. The estimated revenue changes in this analysis for the Canada reporting unit and RCI reporting unit range between -0.3% and 10.8% for 2009 and between -6.0% and 9.0% for 2008.

The discount rate used for the fair value estimates was 11% for 2009 and 12% for 2008. This rate is based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The risk-free rate for 2009 was 4.2% and is based on a 20-year U.S. Treasury Bill as of the valuation date.

Each year during the fourth quarter, we re-evaluate the assumptions used to reflect changes in the business environment, such as revenue growth rates, operating profit margins and discount rate. Based on the evaluation performed this year utilizing the assumptions above, we determined that the fair value of each of our reporting units exceeded their carrying amount and as a result further impairment testing was not required. We analyze the sensitivity these assumptions have on our overall impairment assessment and note that as of January 2, 2010 annual assessment, the fair value for each of these reporting units were substantially in excess of its carrying value. We do not believe that goodwill in our Canada reporting unit nor the RCI reporting unit have a high risk of failing impairment testing at this time.

We determined that as of September 27, 2008, our United Kingdom reporting unit’s goodwill was impaired based on our estimate of its fair value. This impairment analysis was triggered due to cumulative declines in our cash flows in the United Kingdom, which was lower than the forecast used to value this asset in our 2007 impairment analysis. This decrease in cash flow was partly the result of lower than anticipated volumes and the adverse impact of rising commodities on our raw material costs. Allocating this fair value to the assets and liabilities to the United Kingdom reporting unit resulted in a $69.2 million goodwill impairment charge.

Due to the ongoing decline in the CSD markets we determined that as of December 29, 2007 our U.S. reporting unit’s goodwill was impaired based on our estimate of its fair value. Allocating this fair value to the assets and liabilities of the U.S. reporting unit resulted in a $55.0 million goodwill impairment charge. We also determined that the decision to dispose of the Revelstoke, British Columbia operation resulted in a $0.8 million impairment of goodwill to the Canada reporting unit.

Impairment testing of intangible assets with an indefinite life

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc. including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”) which has a net book value of $45.0 million. Prior to

2001, we paid a volume based royalty to the Royal Crown Company for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible.

The life of the Rights is considered to be indefinite and therefore not amortized, but instead is tested at least annually for impairment or more frequently if we determine a triggering event has occurred during the year. For an intangible asset with an indefinite life, we compare the carrying amount of the Rights to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method which calculates a fair value royalty rate which is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The royalty relief method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting pro forma cash flows are discounted using the same assumptions discussed above for goodwill. As such, no impairment was calculated as of January 2, 2010. As of September 27, 2008, we recorded an asset impairment related to the Rights of $27.4 million, triggered primarily due to the decline of our North America case volume (including reductions in volume with Wal-Mart) and lower anticipated overseas concentrate volume by our RCI operating segment. We incurred an additional $8.0 million asset impairment as of December 27, 2008 to reflect additional anticipated volume declines in our RCI operating segment for a total impairment of $35.4 million. Absent any other changes, if our inter-plant concentrate volume declines by 1.0% from our estimated volume, the value of our Rights would decline by approximately $1.0 million. If our RCI volume declines by 1.0% from our estimated volume, the value of the Rights would decline by approximately $2.2 million. If our discounted borrowing rate increases by 100 basis points, the value of the Rights would decline by approximately $5.4 million.

Other intangible assets

As of January 2, 2010, other intangible assets were $110.5 million, which consisted principally of $74.8 million of customer relationships that arise from acquisitions. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a customer. The permanent loss or significant decline in sales to any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer. In 2009, we recorded a $3.5 million customer relationship impairment charge for the loss of a customer.

Impairment of long-lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in our income statement, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. In 2008, we recorded impairment losses totaling $1.6 million for both the Elizabethtown, Kentucky facility and certain hot-filled production assets that are held-for-sale. In 2007, we recorded impairment losses of $10.7 million relating to long-lived assets of the Revelstoke, British Columbia facility and certain hot-filled equipment at a co-packer that did not operate as planned.

Inventory costs

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. Returnable bottles and plastic shells are valued at the lower of cost, deposit value or net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor and manufacturing overhead costs. As a result, we use an inventory reserve to adjust our costs down to a net realizable value and to reserve for estimated obsolescence of both raw and finished goods. Our accounting policy for the inventory reserve requires us to reserve an amount based on the evaluation of the aging of inventory and a detailed analysis of finished goods for high-risk customers.

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the accounting values of assets and liabilities and their related tax bases using currently enacted income tax rates. A valuation allowance is established to reduce deferred income tax assets if, on the basis of available evidence, it is more likely than not that all or a portion of any deferred tax assets will not be realized. We classify interest and income tax penalties as income tax expense (benefit).

Effective December 31, 2006, we adopted the provisions related to uncertain tax positions in ASC No. 740, “Income Taxes,” (“ASC 740”) which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. ASC 740 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. The Interpretation requires that differences between the amounts recognized prior to the adoption of ASC 740 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings and other shareowner equity accounts. As a result of adopting ASC 740 as of the beginning of our 2007 fiscal year, we recognized a $4.2 million decrease to retained earnings and $4.6 million decrease in additional paid-in-capital to recognize the cumulative effect of adoption.

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

Pension Plans

On December 31, 2006, we adopted the recognition and disclosure requirements of ASC No. 715-20, “Compensation—Defined Benefit Plans—General” (“ASC 715-20”). The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

We maintain two defined-benefit plans that cover certain full-time salaried employees in the U.K. and certain other employees under a collective bargaining agreement at one plant in the U.S. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (5.8% to 6.2%) and assumed rates of return (7.0% to 7.2%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation differs between our two plans, but it is between 50.0% to 70.0% for equities and 30.0% to 50.0% for bonds. The current inflation assumption is 3.7%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications are amortized over future periods.

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

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for 2009, 2008 and 2007:

(In millions of U.S. dollars)	2009	Percent of Revenue	2008	Percent of Revenue	2007	Percent of Revenue
Revenue	$1,596.7	100.0%	$1,648.1	100.0%	$1,776.4	100.0%
Cost of sales	1,346.9	84.4%	1,467.1	89.0%	1,578.0	88.8%

Gross profit	249.8	15.6%	181.0	11.0%	198.4	11.2%
Selling, general, and administrative expenses	146.8	9.2%	179.8	10.9%	161.9	9.1%
Loss on disposal of property, plant and equipment	0.5	0.0%	1.3	0.1%	0.2	0.0%
Restructuring	1.5	0.1%	6.7	0.4%	24.3	1.4%
Goodwill impairments	—	0.0%	69.2	4.3%	55.8	3.2%
Asset impairment	3.6	0.2%	37.0	2.2%	10.7	0.6%

Operating income (loss)	97.4	6.1%	(113.0)	-6.9%	(54.5)	-3.1%
Other expense (income), net	4.4	0.3%	(4.7)	-0.3%	(4.7)	-0.3%
Interest expense, net	29.7	1.9%	32.3	2.0%	32.8	1.8%

Income (loss) before income taxes	63.3	3.9%	(140.6)	-8.5%	(82.6)	-4.6%
Income tax (benefit) expense	(22.8)	-1.4%	(19.5)	-1.2%	(13.9)	-0.8%

Net income (loss)	86.1	5.3%	(121.1)	-7.3%	(68.7)	-3.8%

Less: Net income attributable to non-controlling interests	4.6	0.3%	1.7	0.1%	2.7	0.2%

Net income (loss) attributed to Cott Corporation	$81.5	5.0%	$(122.8)	-7.5%	$(71.4)	-4.0%

Depreciation & amortization	$66.2	4.1%	$80.7	4.9%	$71.7	4.0%

The following table summarizes our revenue, operating income (loss) by operating segment for 2009, 2008 and 2007:

(In millions of U.S. Dollars)	2009	2008	2007
Revenue
North America	$1,173.9	$1,178.0	$1,274.9
United Kingdom	359.3	385.3	405.3
Mexico	42.7	61.9	69.4
RCI	20.8	22.0	26.8
All Other	—	0.9	—

Total	$1,596.7	$1,648.1	$1,776.4

Operating income (loss)
North America	$77.6	$(56.3)	$(78.4)
United Kingdom	23.0	(53.5)	16.6
Mexico	(7.1)	(8.8)	1.7
RCI	3.9	8.1	10.7
All Other [1]	—	(2.5)	(5.1)

Total	$97.4	$(113.0)	$(54.5)

[1]	Primarily represents international unallocated corporate costs.

The following table summarizes our case volume by operating segment for 2009, 2008 and 2007:

(In millions of cases)	2009	2008	2007
Volume 8 ounce equivalent cases—Total Beverage (including concentrate)
North America	648.6	665.8	699.6
United Kingdom	189.5	189.2	198.8
Mexico	26.4	29.4	34.0
RCI	220.1	233.4	337.2
All Other	—	0.7	0.6

Total	1,084.6	1,118.5	1,270.2

Volume 8 ounce equivalent cases—Filled Beverage
North America	574.2	581.0	627.6
United Kingdom	174.6	171.1	182.9
Mexico	26.4	29.4	34.0
RCI	0.2	—	—
All Other	—	0.7	0.4

Total	775.4	782.2	844.9

The following tables summarize revenue by product for 2009, 2008 and 2007:

	For the Year Ended January 2, 2010
(In millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$760.0	$161.9	$36.4	$—	$—	$958.3
Concentrate	6.5	4.6	—	19.7	—	30.8
All other products	407.4	192.8	6.3	1.1	—	607.6

Total	$1,173.9	$359.3	$42.7	$20.8	$—	$1,596.7

(In millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8 ounce volume
Carbonated soft drinks	359.7	87.9	20.3	—	—	467.9
Concentrate	74.4	14.9	—	219.9	—	309.2
All other products	214.5	86.7	6.1	0.2	—	307.5

Total	648.6	189.5	26.4	220.1	—	1,084.6

	For the Year Ended December 27, 2008
(In millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$748.7	$163.3	$59.2	$—	$0.9	$972.1
Concentrate	5.5	7.2	—	22.0	—	34.7
All other products	423.8	214.8	2.7	—	—	641.3

Total	$1,178.0	$385.3	$61.9	$22.0	$0.9	$1,648.1

(In millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8 ounce volume
Carbonated soft drinks	360.7	86.7	28.0	—	0.7	476.1
Concentrate	84.8	18.1	—	233.4	—	336.3
All other products	220.3	84.4	1.4	—	—	306.1

Total	665.8	189.2	29.4	233.4	0.7	1,118.5

	For the Year Ended December 29, 2007
(In millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$817.8	$182.0	$68.4	$—	$—	$1,068.2
Concentrate	4.7	9.2	—	26.8	—	40.7
All other products	452.4	214.1	1.0	—	—	667.5

Total	$1,274.9	$405.3	$69.4	$26.8	$—	$1,776.4

(In millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8 ounce volume
Carbonated soft drinks	379.9	99.3	33.6	—	0.6	513.4
Concentrate	72.2	15.9	—	337.2	—	425.3
All other products	247.5	83.6	0.4	—	—	331.5

Total	699.6	198.8	34.0	337.2	0.6	1,270.2

Results of operations

The following table summarizes the change in revenue by operating segment for 2009:

	For the Year Ended January 2, 2010
(In million of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(51.4)	$(4.1)	$(26.0)	$(19.2)	$(1.2)	$(0.9)
Impact of foreign exchange [2]	88.1	14.5	62.2	11.5	—	(0.1)
Change excluding foreign exchange	$36.7	$10.4	$36.2	$(7.7)	$(1.2)	$(1.0)

Percentage change in revenue [3]	-3.1%	-0.3%	-6.7%	-31.0%	-5.5%	N/A

Percentage change in revenue excluding foreign exchange [3]	2.4%	0.9%	11.2%	-15.3%	-5.5%	N/A

[1]	Cott includes the following operating segments: North America, United Kingdom, Mexico, RCI and All Other.

[2]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

[3]

Percent change in revenue and percent change in revenue excluding foreign exchange is N/A for All Other due to this operating segment representing our Asia reporting unit, which ceased operations in the fourth quarter of 2008.

The following table summarizes the change in revenue by operating segment for 2008:

	For the Year Ended December 27, 2008
(In million of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(128.3)	$(96.9)	$(20.0)	$(7.5)	$(4.8)	$0.9
Impact of foreign exchange [2]	27.6	(2.6)	29.9	0.4	—	(0.1)
Change excluding foreign exchange	$(100.7)	$(99.5)	$9.9	$(7.1)	$(4.8)	$0.8

Percentage change in revenue [3]	-7.2%	-7.6%	-4.9%	-10.8%	-17.9%	N/A

Percentage change in revenue excluding foreign exchange [3]	-5.8%	-7.8%	2.6%	-10.3%	-17.9%	N/A

[1]	Cott includes the following operating segments: North America, United Kingdom, Mexico, RCI and All Other.

[2]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

[3]

Percent change in revenue and percent change in revenue excluding foreign exchange is N/A for All Other due to this operating segment representing our Asia reporting unit, which did not begin operations until the fourth quarter of 2007.

2009 versus 2008

Revenue decreased 3.1% in 2009 from 2008, primarily due to lower North America beverage case volumes offset in part by an improved product mix in the U.K. and higher local currency pricing in the U.S., Canada and the U.K. The weakening value in the Canadian dollar, the pound sterling and the Mexican peso, each relative to the U.S. dollar since December 27, 2008, had a collective $88.1 million negative impact on our revenue and a $12.0 million negative impact on our gross margin from 2008.

2008 versus 2007

Revenue decreased 7.2% in 2008 from 2007, primarily due to a decrease in North America beverage case volume. The weakening value in the Canadian dollar, the pound sterling and the Mexican peso, each relative to the U.S. dollar since December 29, 2007, had a collective $27.6 million negative impact on our revenue and a $1.7 million negative impact on our gross margin from 2007.

Revenue Results for Operating Segments

2009 versus 2008

North America revenue decreased 0.3% in 2009 from 2008, primarily due to a 1.2% decline in beverage case volume that resulted from a continued softness in demand in most categories. Net selling price per beverage case (which is net revenue divided by beverage case volume) was up slightly for 2009 from 2008. Absent foreign exchange impact, North America revenue improved 0.9% in 2009.

U.K. revenue decreased 6.7% in 2009 from 2008, primarily as a result of a weakening of the pound sterling offset in part by a 2.0% increase in beverage case volume, improved product mix (primarily increases in energy-related drinks) and local currency price increases. Net selling price per beverage case decreased 8.4% in 2009 from 2008. Excluding foreign exchange impact, U.K. revenue increased 11.2% in 2009 from 2008. The U.K. total case volume increased 0.2% due to improved sales of energy-related drinks that was partially offset by a decrease in concentrate sales.

Mexico revenue decreased 31.0% in 2009 from 2008, primarily due to a 10.2% decline in beverage case volume. Net selling price per beverage case decreased 23.2% in 2009 from 2008. Excluding foreign exchange impact, Mexico revenue was 15.3% lower in 2009 from 2008. Mexico case volume decreased 10.2% in 2009 due to softness with modern trade customers and the continuing impact of our credit policies.

RCI revenue decreased 5.5% in 2009 from 2008, primarily as a result of a 5.7% decline in total case volume resulting from an unusually large sales volume in the fourth quarter of 2008 in anticipation of a price increase that was effective in 2009. Net selling price per beverage case was flat in 2009 from 2008. RCI primarily sells concentrate case volume.

2008 versus 2007

North America revenue decreased 7.6% in 2008 from 2007, primarily as a result of a 7.4% decline in beverage case volume that resulted from the continued softness in the CSD and bottled water categories. Net selling price per beverage case was flat for 2008 from 2007. Absent foreign exchange impact, North America revenue for 2008 declined 7.8%.

U.K. revenue decreased 4.9% in 2008 from 2007, primarily as a result of a weakening of the pound sterling and a 6.5% decrease in beverage case volume due to price increases. Net selling price per beverage case increased 1.6% in 2008 from 2007. Absent foreign exchange impact, U.K. revenue increased 2.6% in 2008 from 2007. The U.K. operating segment case volume decreased 4.8% due to accelerated CSD category decline in the United Kingdom but was partially offset by a 13.8% increase in concentrate sales.

Mexico revenue decreased 10.8% in 2008 from 2007, primarily due to a 13.5% decrease in beverage case volume. Net selling price per beverage case increased 3.1% in 2008 from 2007. Absent foreign exchange impact, Mexico revenue decreased 10.3% in 2008 from 2007. Mexico case volume decreased 13.5% in 2008 due to softness with modern trade customers and the impact of our new credit policies, offset by price increases.

RCI revenue decreased 17.9% in 2008 from 2007, primarily as a result of a 30.8% decrease in case volume resulting from an unusually large sales volume in the fourth quarter of 2007 in anticipation of a price increase that was effective in 2008. Net selling price per beverage case increased 18.6% in 2008 from 2007. RCI primarily sells concentrate case volume.

Cost of Sales

2009 versus 2008

Cost of sales decreased 8.2% overall and represented 84.4% of revenue in 2009 as compared to 89.0% in 2008. This decline in costs was due in part to lower costs and a slight reduction in CSD and concentrate volumes. Variable costs represented 74.9% of total sales in 2009, down from 78.6% in 2008. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

2008 versus 2007

Cost of sales decreased 7.0% overall and represented 89.0% of revenue in 2008 as compared to 88.8% in 2007. This decline was due in part to a 15.8% decrease in the utilization of our North American plant facilities and lower ingredient and packaging costs. Variable costs represented 78.6% of total sales in 2008, down from 79.5% in 2007. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers. In 2007, we incurred $3.6 million of product recall costs in the U.K. net of $5.5 million of business interruption insurance reimbursements.

Gross Profit

2009 versus 2008

Gross profit as a percentage of revenue increased to 15.6% in 2009 from 11.0% in 2008. The overall gross profit improved by 38.0% in 2009 primarily as a result of slightly improved net selling prices in North America, improved product mix in the U.K. along with higher local currency prices and lower operating costs.

2008 versus 2007

Gross profit as a percentage of revenue was relatively flat at 11.0% in 2008 and 11.2% in 2007. The overall gross profit decreased by 8.8% in 2008 due primarily to lower sales, higher fixed operating costs due to a 15.8% decline in the utilization of our North American plant facilities, and the sale of more lower-margin products such as bottled water.

Selling, General and Administrative Expenses (“SG&A”)

2009 versus 2008

SG&A in 2009 decreased $33.0 million, or 18.4%, from 2008. As a percentage of revenue, SG&A was 9.2% in 2009, as compared to 10.9% in 2008. The decline in the overall SG&A costs and the percentage of revenue in 2009 was primarily the result of a $2.6 million reduction in compensation costs resulting from our restructuring plans offset in part by $11.6 million of increased incentive pay over the prior year (in 2009 – $3.3 million of executive severance costs; in 2008 – $6.8 million of executive transition costs, including non-cash stock compensation of $1.9 million), the non-recurrence of $4.5 million of previously capitalized software expensed in 2008, a $4.9 million reduction in marketing costs as we continue to refocus away from branded products and related promotional activity, a $3.7 million decrease in professional fees, a $2.5 million reduction in depreciation expense primarily related to our vending assets, a $7.1 million reduction in amortization expense primarily related to a reduction in software costs that became fully amortized in 2009, $2.3 million improvement in bad debts as our Mexico operations stabilize and $2.4 million of reduced travel costs offset in part by $1.3 million of additional costs related to our vending operations.

2008 versus 2007

SG&A in 2008 increased $17.9 million, or 11.1%, from 2007. As a percentage of revenue, SG&A was 10.9% in 2008 and 9.1% in 2007. The increase in the overall SG&A costs and the percentage of revenue in 2008 was primarily due to $4.4 million of increased bad debt expense, $2.7 million of increased amortization related to a change in the estimated life of certain trademarks, $0.9 million of additional amortization related to certain software assets, $2.1 million of additional stock compensation (including $1.9 million of stock compensation related to executive transition costs) due to our reversal in the prior year of the accrual for our performance stock unit awards, a $1.5 million legal settlement and $4.5 million of previously capitalized software costs expensed in the third quarter of 2008. These increases were partially offset by a $6.8 million reduction in compensation costs due in part to the Refocus Plan (including $4.9 million of executive transition costs and the unfavorable impact of $3.3 million of foreign exchange).

The table below summarizes the stock compensation expense for the years 2009, 2008 and 2007. This compensation expense was recorded in selling, general and administrative expenses.

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Stock options	$0.1	$0.8	$3.3
Performance share units	0.8	2.2	(1.2)
Share appreciation rights	0.4	0.5	0.7
Restricted Stock	0.1	—	—
Interim CEO award	(0.1)	0.8	—
Former CEO award	—	1.9	1.2
EISP award	—	0.1	0.2

Total	$1.3	$6.3	$4.2

Restructuring, Goodwill and Asset Impairments

2009 versus 2008

In 2009, we recorded restructuring and asset impairments of $5.1 million, which included $3.6 million for asset impairments primarily related to customer relationships and severance costs of $1.5 million related to the organizational restructuring and headcount reductions associated with the 2009 Restructuring Plan. In 2008, we recorded restructuring, goodwill and asset impairments of $112.9 million, which included a $69.2 million goodwill impairment charge related to our United Kingdom reporting unit, a $35.4 million asset impairment associated with the Rights, $1.6 million of asset impairment charges related to the decline in value of certain held-for-sale assets in our North America operating segment and $6.7 million of restructuring costs associated with the Refocus Plan.

2008 versus 2007

In 2008, we recorded restructuring, goodwill and asset impairments of $112.9 million, which included a $69.2 million goodwill impairment charge related to our United Kingdom reporting unit, a $35.4 million asset impairment associated with the Rights, $1.6 million of asset impairment charges related to the decline in value of certain held-for-sale assets in our North America operating segment and $6.7 million of restructuring costs associated with the Refocus Plan. In 2007, we recorded restructuring, goodwill and asset impairments of $90.8 million, which included $55.8 million for goodwill impairment related primarily to our U.S. reporting unit, $10.7 million for asset impairments, primarily related to the disposal of a bottled water production facility, the discontinuance of certain hot-filled production assets, severance costs of $24.3 million related to the organizational restructuring and headcount reductions associated with the North American Plan, and contract lease termination costs, severance and other costs related to the closures of the Wyomissing plant and warehouse and certain offices.

Operating Income (Loss)

2009 versus 2008

Operating income in 2009 was $97.4 million, compared to an operating loss of $113.0 million in 2008, primarily due to higher gross profit margins, lower SG&A costs and lower restructuring and asset impairment charges.

2008 versus 2007

Operating loss in 2008 was $113.0 million, compared to an operating loss of $54.5 million in 2007, primarily due to lower gross margins and higher SG&A costs in addition to the above-mentioned restructuring and asset impairment charges in 2008.

Other Expense (Income), net

In 2009, we recorded a $3.3 million charge on the repayment of the 2011 Notes and $1.1 million of foreign exchange losses. In 2008, we recorded $4.5 million as business interruption recovery under our insurance coverage related to our voluntary product recall that occurred in the United Kingdom in 2007. This amount was reported in Other expense (income), net because there were no direct costs incurred in 2008 that should be offset by the insurance proceeds. In 2008, we also recorded $1.0 million of foreign exchange loss, which includes $3.2 million of foreign exchange losses related to inter-company loans. In 2007 we recorded $4.4 million of foreign exchange gains.

Interest Expense

2009 versus 2008

Net interest expense in 2009 decreased 8.0% from 2008 primarily due to lower average short-term and long-term debt amounts and lower overall average interest rates.

2008 versus 2007

Net interest expense in 2008 decreased 1.5% from 2007 primarily as a result of lower overall average interest rates even as we had overall higher debt amounts.

Income Taxes

2009 versus 2008

We recorded an income tax benefit of $22.8 million in 2009 as compared with an income tax benefit of $19.5 million in 2008. This benefit reflects the reversal of accruals relating to uncertain tax positions, plus interest and penalties, which generated a $17.5 million benefit and a $25.0 million income tax benefit resulting from the reversal of U.S. valuation allowances. These valuation allowance reversals were caused by the carryback of net operating losses in the U.S. due to recent changes in tax law and the utilization in the current year of U.S. deferred tax assets with valuation allowances. These benefits were partially offset by $19.7 million of income tax expense resulting mostly from current year earnings.

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

Net Income (Loss) Per Share

2009 versus 2008

Net income for 2009 was $81.5 million, or $1.08 per diluted common share, as compared to a net loss of $122.8 million for 2008, or $1.73 per diluted common share.

2008 versus 2007

Net loss for 2008 was $122.8 million, or $1.73 per diluted common share, as compared to a net loss of $71.4 million for 2007, or $0.99 per diluted common share.

Liquidity and Capital Resources

The following table summarizes our cash flows for 2009, 2008 and 2007 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Cash provided by operating activities	$155.1	$66.9	$79.5
Cash used in investing activities	(32.2)	(54.8)	(78.1)
Cash (used in) provided by financing activities	(107.5)	(19.3)	12.4
Effect of exchange rate changes on cash	0.8	(5.5)	0.2

Net increase (decrease) in cash	16.2	(12.7)	14.0
Cash and cash equivalents, beginning of period	14.7	27.4	13.4

Cash and cash equivalents, end of period	$30.9	$14.7	$27.4

Operating activities

Cash provided by operating activities in 2009 was $155.1 million as compared to $66.9 million in 2008 and $79.5 million in 2007. The $88.2 million increase from 2008 to 2009 was primarily due to higher operating income and reductions in working capital as a result of improved collection efforts and inventory management.

The $12.6 million decrease from 2007 to 2008 was primarily due to lower operating income and the timing of certain vendor invoices, offset in part by the receipt of income tax refunds and improved accounts receivable collection efforts as reflected in a decrease of our day sales outstanding (“DSO”) to 43.9 days in 2008 from 46.2 days in 2007.

Investing activities

Cash used in investing activities was $32.2 million in 2009 as compared to $54.8 million in 2008 and $78.1 million in 2007. The $22.6 million decrease from 2009 to 2008 was primarily due to reduced capital expenditures. In 2008, we made significant expenditures for our water bottling equipment project. The $23.3 million decrease from 2008 to 2007 was primarily the result of reduced capital intensive projects even after taking into account our expenditures for the water bottling equipment project.

Financing activities

Cash used in financing activities was $107.5 million in 2009 as compared to cash used of $19.3 million in 2008 and cash provided of $12.4 million in 2007. In 2009, we substantially reduced our ABL facility borrowings, repurchased $257.8 million of the 2011 Notes offset by the receipt of $47.5 million in net proceeds from the Stock Offering and $211.9 million from the issuance of the 2017 Notes. The $31.7 million increase in cash used in financing activities in 2008 was primarily the result of the purchase of $6.4 million of treasury shares by an independent trustee pursuant to certain of our equity compensation plans, and a $27.8 million reduction in our short-term borrowing facilities offset in part by financing the $32.5 million water bottling equipment project.

Financial Liquidity

As of January 2, 2010, we had total indebtedness of $271.0 million and $30.9 million of cash and cash equivalents as compared to $409.5 million of debt and $14.7 million of cash and cash equivalents as of December 27, 2008.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations or if the ABL facility or the 2017 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indenture governing our Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity.

For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will primarily depend on our ability to reduce the rate of revenue decline, retain a substantial amount of volume from our key customers and improve the profitability of our business. If we do not generate sufficient cash from operations or have excess debt availability to meet our expenses and debt service obligations or if the ABL facility or the 2017 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indenture governing the 2017 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of January 2, 2010, our total availability under the ABL facility was $178.1 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of November 21, 2009 (the November month-end under the terms of the credit agreement), and we had $20.2 million of ABL borrowings outstanding and $9.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $148.0 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

During the fourth quarter of 2009, we repurchased $237.1 million in aggregate principal amount of the 2011 Notes, pursuant to a public cash tender offer, in which we also paid an early tender premium, accrued interest and associated fees and expenses. We also purchased $20.7 million of the 2011 Notes in the third quarter of 2009. The extinguishment of these 2011 Notes that were validly tendered resulted in a charge of $3.3 million which was recorded to Other Expense (Income) in the Consolidated Statement of Operations for the year ended January 2, 2010. On February 1, 2010, we completed the redemption of the remaining $11.1 million of the 2011 Notes.

During the fourth quarter of 2009, we completed our offering of $215.0 million in aggregate principal amount of 8.375% senior unsecured unregistered notes due 2017 resulting in net proceeds of approximately $206.8 million after a discount of $3.1 million and issuance costs of $5.1 million. The 2017 Notes mature on

November 15, 2017 and pay interest semiannually on May 15th and November 15th of each year, beginning May 15, 2010. The 2017 Notes are senior unsecured obligations and rank equally with all other existing and future unsubordinated indebtedness, including indebtedness under our credit facilities. We are subject to such covenants and limitations on our and/or our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets, (iv) merge or consolidate with another company (which applies to Cott and Cott Beverages, Inc. only) or sell all or substantially all assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of January 2, 2010.

Contractual Obligations

The following chart shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of January 2, 2010:

	Payments due by period
(in millions of US dollars)	Total	2010	2011	2012	2013	2014	Thereafter
8% Senior subordinated notes due in 2011	$11.1	$11.1	$—	$—	$—	$—	$—
8.375% Senior subordinated notes due in 2017	215.0	—	—	—	—	—	215.0
ABL Facility [1]	20.2	20.2	—	—	—	—	—
GE Obligation [2]	16.0	5.8	4.1	2.4	1.0	1.1	1.6
Capital leases	3.2	0.4	0.4	0.5	0.5	0.5	0.9
Other long-term debt	2.6	0.6	0.4	0.2	0.2	0.3	0.9
Other long-term liabilities	5.7	5.7	—	—	—	—	—
Interest expense [3]	153.0	20.9	19.7	19.3	19.1	19.0	55.0
Operating leases	95.8	18.2	16.1	13.1	10.0	7.7	30.7
Guarantee purchase equipment	10.1	10.1	—	—	—	—	—
Pension obligations	1.1	1.1	—	—	—	—	—
Purchase obligations [4]	285.6	115.6	45.3	20.8	20.8	20.8	62.3
Other [5]	1.0	1.0	—	—	—	—	—

Total	$820.4	$210.7	$86.0	$56.3	$51.6	$49.4	$366.4

[1]	The ABL facility is considered a current liability.

[2]

We funded new water bottling equipment through an interim financing agreement signed in January 2008 (the “GE Obligation”). At the end of the GE Obligation, we may return $6.0 million of assets in exchange for the extinguishment of $6.0 million in debt.

[3]

Interest expense includes fixed interest on the 2017 Notes, the 2011 Notes, the GE Obligation, the ABL facility, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.

[4]

Purchase obligations consist of commitments for the purchase of inventory, energy transactions and an information technology outsourcing contract. These obligations represent the minimum contractual obligations expected under the normal course of business.

[5]

Represents our ASC 740 liability that will be paid in 2010. The contractual obligations table excludes the Company’s remaining ASC 740 uncertain tax positions liability of $13.7 million because the Company cannot make a reliable estimate of the timing of cash payments.

We also expect to recover the $20.8 million in income taxes receivable over the next 12 months, which are related to tax refunds in various jurisdictions.

Debt

Our debt is summarized as follows:

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008
8% senior subordinated notes due in 2011 [1]	$11.1	$269.0
8.375% senior subordinated notes due in 2017 [2]	215.0	—
ABL facility	20.2	107.5
GE Obligation	22.0	28.7
Other capital leases	3.2	3.4
Other debt	2.6	3.2

Total debt	274.1	411.8
Less: Short-term borrowings and current debt:
ABL facility	20.2	107.5

Total short-term borrowings	20.2	107.5
8% senior subordinated notes due in 2011	11.1	—
GE obligation—current maturities	5.5	6.7
Other capital leases—current maturities	0.4	0.3
Other debt—current maturities	0.6	0.6

Total current debt	37.8	115.1

Long-term debt before discount	236.3	296.7
Less discount on 8% notes	—	(2.3)
Less discount on 8.375% notes	(3.1)	—

Total long-term debt	$233.2	$294.4

[1]	Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001.

[2]	Our 8.375% senior subordinated notes were issued at a discount of 1.425% on November 13, 2009.

8% Senior Subordinated Notes due in 2011

The 2011 Notes are due on December 15, 2011. After the repurchase of $257.8 million in principal amount of the 2011 Notes in 2009, the principal amount of the 2011 Notes outstanding was $11.1 million as of January 2, 2010. The issuer of the 2011 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2011 Notes. The interest on the 2011 Notes is payable semi-annually on June 15 th and December 15th.

The remaining $11.1 million of the 2011 Notes were redeemed on February 1, 2010.

8.375% Senior Subordinated Notes due in 2017

On November 13, 2009, we issued $215.0 million of senior subordinated notes that are due on November 15, 2017. The 2017 Notes were issued at a $3.1 million discount and deferred financing fees of $5.1 million. The issuer of the 2017 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year, beginning on May 15, 2010.

Asset Based Lending Facility

On March 31, 2008, we entered into our ABL facility with various lenders led by JPMorgan Chase Bank, N.A. to provide financing for our operating segments in North America, the United Kingdom and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under our ABL facility. The debt under our ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries and is secured by substantially all of the assets of the borrowers and guarantors.

The ABL facility is a five-year revolving facility of up to $225.0 million that runs through March 2013. The amount available under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. The ABL facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the United Kingdom ($75.0 million).

The effective interest rate as of January 2, 2010 on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregrate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	CDOR Spread	LIBOR Spread
Over $150	2.25%	2.25%	3.25%	3.25%	3.25%
$75 - 150	2.50%	2.50%	3.50%	3.50%	3.50%
Under $75	2.75%	2.75%	3.75%	3.75%	3.75%

As of January 2, 2010, we had $20.2 million in ABL borrowings outstanding and the commitment fee was 0.5% per annum of the unused commitment.

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

Credit Ratings and Covenant Compliance

Credit Ratings

On July 28, 2009, Standard & Poor’s Ratings Services raised our debt rating on the 2011 Notes to CCC from CCC-. Our corporate family rating was upgraded to B- from CCC+. On September 3, 2009, Moody’s upgraded our corporate family rating to B3 from Caa1 and the rating on the 2011 Notes to Caa1 from Caa2. The speculative grade liquidity rating was affirmed at SGL-3. In October 2009, Moody’s assigned a credit rating of Caa1 to the 2017 Notes and reaffirmed its existing B3 company rating. On October 29, 2009, Standard & Poor’s Rating Services upgraded our corporate family rating to B from B- and rated the 2017 Notes at B.

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL facility contains limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates that we believe to be customary. Events of default under the ABL facility include nonpayment, inaccuracy of representations and warranties (which would include the occurrence of an event having a material adverse effect), violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards.

Our ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of January 2, 2010 was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on January 2, 2010.

8% Senior Subordinated Notes due in 2011

The indenture governing the 2011 Notes contains a number of business and financial covenants and events of default that apply to the issuer and the guarantors. In addition to us, the guarantors are, in general, the subsidiaries organized in Canada, the U.S., and the United Kingdom. Events of default or triggers for prepayment provided for under the indenture include, among others: (i) a change of control of us in certain circumstances; (ii) unsatisfied judgments or cross-default or cross-acceleration to other indebtedness in excess of $10.0 million, in the case of the indenture; (iii) our insolvency or that of the restricted subsidiaries; and (iv) covenant default under the credit facilities or indenture.

We believe we have been in compliance with all of the covenants under the 2011 Notes and there have been no amendments to any such covenants since they were issued. See Note 14 to the consolidated financial statements contained in this Annual Report on Form 10-K.

8.375% Senior Subordinated Notes due in 2017

The 2017 Notes are senior unsecured obligations and rank equally with all other existing and future unsubordinated indebtedness, including indebtedness under our credit facilities. We are subject to covenants and limitations on our and/or our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets, (iv) merge or consolidate with another company (applies to Cott and Cott Beverages, Inc. only) or sell all or substantially all assets taken as a whole, (v) enter into transactions within affiliates and (vi) sell assets.

We believe we have been in compliance with all of the covenants under the 2017 Notes and there have been no amendments to any such covenants since they were issued.

Capital structure

In 2009, equity increased by $154.8 million from 2008. The increase was primarily the result of net income of $81.5 million, the issuance of $47.5 million of shares, a $26.5 million foreign currency translation gain on the net assets of self-sustaining foreign operations, $4.6 million of non-controlling interest income partially offset by

$6.6 million distributions to non-controlling interest and $1.3 million of share-based compensation expense. The foreign currency translation adjustment resulted primarily from the decrease in the pound sterling, the decrease in the Canadian dollar and the decrease in the Mexican peso relative to the U.S. dollar since December 2008.

Dividend payments

No dividends were paid in 2009 and we do not expect to change this policy in 2010 as we intend to use cash for future growth or debt repayment.

There are certain restrictions on the payment of dividends under our ABL facility and Notes indenture.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not trade market risk sensitive instruments.

Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the U.S. accounted for approximately 36.7% of 2009 revenue and 39.0% of 2008 revenue, and are concentrated principally in the U.K., Canada and Mexico. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10.0% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso as of January 2, 2010, at current levels of foreign debt and operations would result in our revenues in 2009 changing by $55.3 million and our gross profit in 2009 changing by $4.0 million. These changes would be material to our cash flows and results of operations.

Our primary exposure to foreign currency exchange rates relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold. Beginning in 2010, we entered into foreign currency contracts to hedge some of these currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). We do not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which we minimize by limiting our counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nil, are estimated using market quotes. We had no foreign exchange contracts at January 2, 2010.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of January 2, 2010, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $9.9 million outstanding letters of credit) would result in $0.2 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at January 2, 2010, was 8.0%.

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

The information below summarizes our market risks associated with long-term debt obligations as of January 2, 2010. The table presents principal cash flows and related interest rates by year of maturity. Interest rates disclosed represent the actual weighted average rates as of January 2, 2010.

	Debt Obligations
(in millions of US dollars)	Outstanding debt balance	Weighted average interest rate for debt maturing
Debt maturing in:
2010	$17.9	8.0%
2011	4.9	8.0%
2012	3.1	8.0%
2013	1.7	7.9%
2014	1.9	7.9%
Thereafter	218.4	8.4%

Total	$247.9	8.3%

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET resin and HFCS. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We estimate that a 10% increase in the market prices of PET over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $11.5 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 2, 2010 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010, and concluded that it is effective.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm, who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears under Item 8.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy circular for the 2010 Annual Meeting of Shareowners, which will be filed within 120 days after January 2, 2010 (the “2010 Proxy Circular”). The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our 2010 Proxy Circular. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

The Audit Committee of our Board of Directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.cott.com. The members of the Audit Committee are Graham Savage (Chairman), George Burnett and Gregory Monahan. As required by the NYSE rules, the board has determined that each member of the Audit Committee is financially literate and that Mr. Savage qualifies as an “audit committee financial expert” within the meaning of the rules of the U.S. Securities and Exchange Commission.

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

Section 16(a) Beneficial ownership reporting compliance

The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2010 Proxy Circular.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” section of our 2010 Proxy Circular.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2010 Proxy Circular.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2010 Proxy Circular.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the “Auditors” section of our 2010 Proxy Circular.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as part of this report are as follows:

1. Financial Statements

The consolidated financial statements and accompanying reports of independent registered certified public accounting firm are listed in the Index to Consolidated Financial Statements and are filed as part of this report.

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
Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ JERRY FOWDEN Jerry Fowden Chief Executive Officer, Director (Principal Executive Officer)	Date: March 16, 2010	/S/ GREGORY MONAHAN Gregory Monahan Director	Date: March 16, 2010

/S/ NEAL CRAVENS Neal Cravens Chief Financial Officer (Principal Financial Officer)	Date: March 16, 2010	/S/ MARIO PILOZZI Mario Pilozzi Director	Date: March 16, 2010

/S/ GREGORY LEITER Gregory Leiter Chief Accounting Officer, Senior Vice President and Controller (Principal Accounting Officer)	Date: March 16, 2010	/S/ GEORGE A. BURNETT George A. Burnett Director	Date: March 16, 2010

/S/ DAVID T. GIBBONS David T. Gibbons Chairman, Director	Date: March 16, 2010	/S/ ANDREW PROZES Andrew Prozes Director	Date: March 16, 2010

/S/ MARK BENADIBA Mark Benadiba Director	Date: March 16, 2010	/S/ GRAHAM SAVAGE Graham Savage Director	Date: March 16, 2010

/S/ STEPHEN H. HALPERIN Stephen H. Halperin Director	Date: March 16, 2010	/S/ ERIC ROSENFELD Eric Rosenfeld Director	Date: March 16, 2010

/S/ BETTY JANE HESS Betty Jane Hess Director	Date: March 16, 2010

COTT CORPORATION

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cott Corporation, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at January 2, 2010, and December 27, 2008 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the years ended January 2, 2010 and December 27, 2008 appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests in 2008.

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

March 16, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Cott Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Cott Corporation and its subsidiaries for the year ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 29, 2007, appearing under Item15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions related to accounting for uncertain tax positions.

As discussed in Note 1, the consolidated financial statements have been retrospectively adjusted for the manner in which the Company accounts for non controlling interests.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario

March 10, 2008, except for Note 8, for which the date is as of March 11, 2009 and as it relates to the accounting for non controlling interests as discussed in Note 1, as to which the date is May 29, 2009

Cott Corporation

Consolidated Statements of Income (Loss)

(In millions of U.S. dollars except share and per share data)

	For the Year Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Revenue, net	$1,596.7	$1,648.1	$1,776.4
Cost of sales	1,346.9	1,467.1	1,578.0

Gross profit	249.8	181.0	198.4
Selling, general and administrative expenses	146.8	179.8	161.9
Loss on disposal of property, plant & equipment	0.5	1.3	0.2
Restructuring, goodwill and asset impairments
Restructuring	1.5	6.7	24.3
Goodwill impairments	—	69.2	55.8
Asset impairments	3.6	37.0	10.7

Operating income (loss)	97.4	(113.0)	(54.5)
Other expense (income), net	4.4	(4.7)	(4.7)
Interest expense, net	29.7	32.3	32.8

Income (loss) before income taxes	63.3	(140.6)	(82.6)
Income tax benefit	(22.8)	(19.5)	(13.9)

Net income (loss)	$86.1	$(121.1)	$(68.7)
Less: Net income attributable to non-controlling interests	4.6	1.7	2.7

Net income (loss) attributed to Cott Corporation	$81.5	$(122.8)	$(71.4)

Net income (loss) per common share attributed to Cott Corporation
Basic	$1.10	$(1.73)	$(0.99)
Diluted	$1.08	$(1.73)	$(0.99)

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	74,207	71,017	71,831
Diluted	75,215	71,017	71,831

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

	January 2, 2010	December 27, 2008
ASSETS
Current assets
Cash & cash equivalents	$30.9	$14.7
Accounts receivable, net of allowance of $5.9 ($5.5 as of December 27, 2008)	152.3	164.4
Income taxes receivable	20.8	7.7
Inventories	99.7	111.1
Prepaid and other expenses	11.4	9.3
Deferred income taxes	3.2	3.0
Other current assets	2.2	—

Total current assets	320.5	310.2
Property, plant and equipment	343.0	346.8
Goodwill	30.6	27.0
Intangibles and other assets	155.5	169.6
Deferred income taxes	5.4	10.3
Other tax receivable	18.8	9.2

Total assets	$873.8	$873.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$20.2	$107.5
Current maturities of long-term debt	17.6	7.6
Income taxes payable	2.1	0.1
Accounts payable and accrued liabilities	166.8	166.7
Deferred income taxes	0.4	—

Total current liabilities	207.1	281.9
Long-term debt	233.2	294.4
Deferred income taxes	17.5	16.0
Other tax liabilities	0.5	18.3
Other long-term liabilities	14.2	16.0

Total liabilities	472.5	626.6
Commitments and Contingencies—Note 16
Equity
Capital stock, no par—81,331,330 (December 27, 2008 – 71,871,330) shares issued	322.5	275.0
Treasury stock	(4.4)	(6.4)
Additional paid-in-capital	37.4	38.1
Retained earnings (deficit)	51.8	(29.7)
Accumulated other comprehensive loss	(21.3)	(47.8)

Total Cott Corporation equity	386.0	229.2
Non-controlling interests	15.3	17.3

Total equity	401.3	246.5

Total liabilities and equity	$873.8	$873.1

Approved by the Board of Directors:

/s/ Graham Savage
Director

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	For the Year Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Operating Activities
Net income (loss)	$86.1	$(121.1)	$(68.7)
Depreciation and amortization	66.2	80.7	71.7
Amortization of financing fees	1.5	1.1	1.8
Share-based compensation expense	1.3	5.6	4.2
Increase (decrease) in deferred income taxes	6.2	(13.4)	0.1
(Decrease) increase in other income tax liabilities	—	(22.7)	0.9
Loss on disposal of property, plant & equipment	0.5	1.3	0.2
Loss (gain) on buyback on notes	1.5	—	(0.4)
Asset impairments	0.1	1.6	10.7
Intangible asset impairments	3.5	35.4	—
Goodwill impairments	—	69.2	55.8
Lease contract termination loss	—	0.3	12.5
Lease contract termination payments	(3.8)	(3.8)	(7.7)
Other non-cash items	2.6	3.1	(0.1)
Change in accounts receivable	20.8	8.5	(7.3)
Change in inventories	16.0	6.4	7.0
Change in prepaid expenses and other current assets	(1.6)	(0.7)	0.8
Change in other assets	(1.2)	(6.0)	—
Change in accounts payable and accrued liabilities	(6.5)	(3.9)	13.0
Change in income taxes receivable, net	(38.1)	25.3	(15.0)

Net cash provided by operating activities	155.1	66.9	79.5

Investing Activities
Additions to property, plant and equipment	(32.3)	(55.9)	(73.3)
Additions to intangibles	(1.6)	(3.4)	(3.9)
Proceeds from disposal of property, plant & equipment and held-for-sale assets	1.7	4.5	1.3
Acquisition of businesses and business assets	—	—	(2.2)

Net cash used in investing activities	(32.2)	(54.8)	(78.1)

Financing Activities
Payments of long-term debt	(265.5)	(9.0)	(8.3)
Issuance of long-term debt	211.9	33.8	1.4
Borrowings on credit facility, net	—	(127.5)	—
Short-term borrowings, net	—	(8.1)	23.1
Short-term borrowings, ABL	768.1	1,300.3	—
Short-term repayments, ABL	(856.6)	(1,192.7)	—
Distributions to non-controlling interests	(6.6)	(3.9)	(4.0)
Issuance of common shares	47.5	—	0.5
Purchase of treasury shares	—	(6.4)	—
Deferred financing fees	(6.2)	(5.3)	—
Other financing activities	(0.1)	(0.5)	(0.3)

Net cash (used in) provided by financing activities	(107.5)	(19.3)	12.4

Effect of exchange rate changes on cash	0.8	(5.5)	0.2

Net increase (decrease) in cash & cash equivalents	16.2	(12.7)	14.0
Cash & cash equivalents, beginning of period	14.7	27.4	13.4

Cash & cash equivalents, end of period	$30.9	$14.7	$27.4

Supplemental Noncash Financing Activities:
Capital lease additions	$0.2	$4.6	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23.8	$31.1	$33.3
Cash paid for income taxes, net	$11.0	(9.6)	(0.2)

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(In millions of U.S. dollars except share data)

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Restricted Shares	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Equity
Balance at December 30, 2006	71,750	—	$273.4	$—	$(0.7)	$29.8	$168.7	$17.5	$20.9	$509.6

Options exercised	53	—	0.5	—	—	—	—	—	—	0.5
Common shares issued	68	—	1.1	—	—	—	—	—	—	1.1
Restricted shares	—	—	—	—	0.3	—	—	—	—	0.3
Share-based compensation	—	—	—	—	—	3.9	—	—	—	3.9
Reclassified share-based compensation to liabilities	—	—	—	—	—	(0.4)	—	—	—	(0.4)
Adjustment for adoption of FASB Interpretation No. 48	—	—	—	—	—	(4.6)	(4.2)	—	—	(8.8)
Adjustment for adoption SFAS 158	—	—	—	—	—		—	(2.2)	—	(2.2)
Change in uncertain tax positions	—	—	—	—	—	3.5	—	—	—	3.5
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4.0)	(4.0)
Comprehensive loss
Currency translation adjustment	—	—	—	—	—	—	—	17.9	—	17.9
Pension liabilities	—	—	—	—	—	—	—	(0.9)	—	(0.9)
Net (loss) income	—	—		—	—	—	(71.4)	—	2.7	(68.7)

Balance at December 29, 2007	71,871	—	$275.0	$—	$(0.4)	$32.2	$93.1	$32.3	$19.6	$451.8

Treasury shares purchased—PSU Plan	—	1,954	—	(5.4)	—	—	—	—	—	(5.4)
Treasury shares purchased—EISPP	—	353	—	(1.0)	—	1.0	—	—	—	—
Restricted shares	—	—	—	—	0.4	(0.4)	—	—	—	—
Share-based compensation	—	—	—	—	—	5.3	—	—	—	5.3
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3.9)	(3.9)
Comprehensive loss
Currency translation adjustment	—	—	—	—	—	—	—	(76.6)	(0.1)	(76.7)
Pension liabilities	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Net (loss) income	—	—	—	—	—	—	(122.8)	—	1.7	(121.1)

Balance at December 27, 2008	71,871	2,307	$275.0	$(6.4)	$—	$38.1	$(29.7)	$(47.8)	$17.3	$246.5

Treasury shares issued—PSU Plan	—	(560)	—	1.4	—	(1.4)	—	—	—	—
Treasury Shares issued—EISPP	—	(243)	—	0.6	—	(0.6)	—	—	—	—
Common shares issued	9,435	—	47.5	—	—	—	—	—	—	47.5
Share-based compensation	—	—	—	—	—	1.3	—	—	—	1.3
Options exercised	25	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6.6)	(6.6)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	—	26.5	—	26.5
Pension liabilities, net of tax	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	81.5	—	4.6	86.1

Balance at January 2, 2010	81,331	1,504	$322.5	$(4.4)	$—	$37.4	$51.8	$(21.3)	$15.3	$401.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In millions of U.S. dollars)

	For the Year Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Net income (loss)	$86.1	$(121.1)	$(68.7)

Other comprehensive income (loss), net of tax:
Net currency translation	26.5	(76.7)	17.9
Pension benefit plan, net of tax	—	(3.5)	(0.9)

Total other comprehensive income (loss), net of tax	26.5	(80.2)	17.0

Comprehensive income (loss)	$112.6	$(201.3)	$(51.7)

Less: Net income attributable to non-controlling interests	4.6	1.7	2.7

Comprehensive income (loss) attributed to Cott Corporation	$108.0	$(203.0)	$(54.4)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink provider. In addition to carbonated soft drinks (“CSDs”), our product lines include clear, still and sparkling flavored waters, energy-related drinks, juice-based products, bottled water and ready-to-drink teas.

Note 1—Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the U.S.

For the year ended January 2, 2010, we had 53 weeks of activity compared to 52 weeks for the year ended December 27, 2008. We estimate the additional week contributed $20.3 million of additional revenue and $1.3 million of additional operating income.

We operate in five operating segments—North America (which includes our U.S. reporting unit and Canada reporting unit), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our international corporate expenses and our Asia reporting unit, which we closed at the end of fiscal 2008). We changed our operating segments in the third quarter of 2008 to reflect a change in our management structure and how information is reported to management.

For comparative presentation purposes, the Company adopted Accounting Standards Codification (“ASC”) No. 810-10-10, “Consolidation” (“ASC 810-10-10”). ASC 810-10-10 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of total equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. The presentation and disclosure requirements of ASC 810-10-10 have resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 effective tax rate. We reported non-controlling interests as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statements of Operations. As non-controlling interests will be recorded below income tax expense, it will have an impact on our total effective tax rate, but our total taxes will not change.

Basis of consolidation

The financial statements consolidate our accounts, our wholly-owned and majority-owned subsidiaries and joint ventures where we are exposed to the majority of the expected losses or returns. All intercompany transactions and accounts have been eliminated in consolidation.

During the period ended September 27, 2008, we identified an error related to the expensing of certain information technology software costs that were previously capitalized and amortized over an estimated life and during the period ended December 27, 2008, we identified errors relating to foreign exchange gains and losses relating to intercompany debt transactions. We assessed the materiality of these items on the income for the year ended December 27, 2008 and all other periods subsequent to those dates, in accordance with the SEC’s Staff

Accounting Bulletin No. 99 (“SAB 99”), and concluded that these errors were not material to any such periods. In accordance with SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the December 27, 2008 consolidated financial statements herein have been revised to correct the immaterial errors and to reflect the corrected balances of other expense, currency translation adjustment, intangible assets and selling, general and administrative expenses as of that date. This correction resulted in a reduction of intangible assets of $4.6 million and an increase in selling, general and administrative expenses of $4.6 million and net other expense of $1.0 million in the Consolidated Statements of Income (Loss).

Accumulated Other Comprehensive Loss as of December 29, 2007 includes an out-of-period adjustment to record the unfunded liability of our U.K. Pension Plan. The adjustment of $2.2 million (net of income tax of $0.9 million) was to adopt ASC No. 715-20, “Compensation—Defined Benefit Plans—General” (“ASC 715-20”), which required that we record the unfunded status of the pension plan. We should have recognized this adjustment to Accumulated Other Comprehensive Loss on December 30, 2006. In addition, we recorded an out-of-period adjustment in Accumulated Other Comprehensive Loss to recognize a minimum pension liability of $0.9 million (net of tax of $0.3 million) for our U.K. Pension Plan. Since the U.K. pension plan is sponsored by our U.K. subsidiary, the recording of the minimum plan liability required an out-of-period adjustment of $1.0 million to reduce the currency translation adjustment recorded in Other Comprehensive Income (Loss). We should have recognized minimum pension liabilities and the corresponding effect of currency translation in prior years. The recording of the pension plan did not have a material impact on the Consolidated Statement of Income (Loss) and we have concluded, through a quantitative and qualitative analysis, that the adjustments to Accumulated Other Comprehensive Loss are not material to 2007 or prior years’ consolidated financial statements.

Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include estimates and assumptions which, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, accounting for share-based compensation, realization of deferred income tax assets and the resolution of tax contingencies. We review long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Determining whether impairment has occurred requires various estimates and assumptions including estimates of cash flows that are directly related to the potentially impaired asset, the useful life over which cash flows will occur and their amounts. The measurement of an impairment loss requires an estimate of fair value, which is based on cash flow estimates and the application of an appropriate discount rate.

Accounting Policies

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

Share-based compensation

Share-based compensation expense for all share-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. We estimated the forfeiture rate for fiscal 2006 based on our historical experience with forfeitures during the preceding three fiscal years. No estimated forfeitures were included in the calculation of share-based compensation for the 2009, 2008 and 2007 share-based awards.

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

Allowance for Doubtful Accounts

A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and sales returns. Our accounting policy for the provision for doubtful accounts requires us to reserve an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	10 to 50 years
Machinery and equipment	7 to 15 years
Furniture and fixtures	3 to 10 years
Plates, films and molds	1 to 10 years
Vending	5 to 10 years
Transportation equipment	3 to 15 years

Leasehold improvements are amortized using the straight-line method over the remaining life of the lease. Maintenance and repairs are charged to operating expense when incurred.

Goodwill and indefinite life intangible assets:

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008
Cost
Balance at beginning of year	$96.2	$108.3
Foreign exchange	3.6	(12.1)

Balance at end of year	$99.8	$96.2
Impairment
Balance at beginning of year	$69.2	$—
Impairment losses recognized—Note 2	—	69.2

Balance at end of year	$69.2	$69.2

Balance at end of year	$30.6	$27.0

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested at least annually for impairment in the fourth quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying amount. Where the carrying amount is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying amount of that goodwill to determine the impairment loss. Any impairment in value is recognized in net income (loss).

The only remaining goodwill on our books is for the Canada reporting unit and the RCI reporting unit.

We measure the fair value of reporting units using a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the public company approach. Prior to December 30, 2007, we only used the income approach. We use a combination of the two approaches which provides a more accurate valuation because it incorporates the actual cash generation of the company in addition to how a third party market participant would value the reporting unit. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted average terminal growth rate of 2% for our Canada reporting unit in 2009 and 2008 and 0% for our RCI reporting unit in 2009 and 2008. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market (including a decline in CSD demand), projected changes in the sale of our products, pricing of such products and operating profit margins. The estimated revenue changes in this analysis for the Canada reporting unit and RCI reporting unit range between -0.3% and 10.8% for 2009 and between -6.0% and 9.0% for 2008.

The discount rate used for the fair value estimates was 11% for 2009 and 12% for 2008. This rate is based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The risk-free rate for 2009 was 4.2% and is based on a 20-year U.S. Treasury Bill as of the valuation date.

Each year during the fourth quarter, we re-evaluate the assumptions used to reflect changes in the business environment, such as revenue growth rates, operating profit margins and discount rate. Based on the evaluation performed this year utilizing the assumptions above, we determined that the fair value of each of our reporting units exceeded their carrying amount and as a result further impairment testing was not required. We analyze the sensitivity these assumptions have on our overall impairment assessment and note that as of January 2, 2010 annual assessment, the fair value for each of these reporting units were substantially in excess of its carrying value. We do not believe that goodwill in our Canada reporting unit nor the RCI reporting unit have a high risk of failing impairment testing at this time.

We determined that as of September 27, 2008, our United Kingdom reporting unit’s goodwill was impaired based on our estimate of its fair value. This impairment analysis was triggered due to cumulative declines in our cash flows in the United Kingdom, which was lower than the forecast used to value this asset in our 2007 impairment analysis. This decrease in cash flow was partly the result of lower than anticipated volumes and the adverse impact of rising commodities on our raw material costs. Allocating this fair value to the assets and liabilities to the United Kingdom reporting unit resulted in a $69.2 million goodwill impairment charge.

Due to the ongoing decline in the CSD markets we determined that as of December 29, 2007 our U.S. reporting unit’s goodwill was impaired based on our estimate of its fair value. Allocating this fair value to the assets and liabilities of the U.S. reporting unit resulted in a $55.0 million goodwill impairment charge. We also determined that the decision to dispose of the Revelstoke, British Columbia operation resulted in a $0.8 million impairment of goodwill to the Canada reporting unit.

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc. including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”) which has a net book value of $45.0 million. Prior to 2001, we paid a volume based royalty to the Royal Crown Company for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible.

The life of the Rights is considered to be indefinite and therefore not amortized, but instead is tested at least annually for impairment or more frequently if we determine a triggering event has occurred during the year. For an intangible asset with an indefinite life, we compare the carrying amount of the Rights to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method which calculates a fair value royalty rate which is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The royalty relief method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting pro forma cash flows are discounted using the same assumptions discussed above for goodwill. As such, no impairment was calculated as of January 2, 2010. As of September 27, 2008, we recorded an asset impairment related to the Rights of $27.4 million, triggered primarily due to the decline of our North America case volume (including reductions in volume with Wal-Mart) and lower anticipated overseas concentrate volume by our RCI operating segment. We incurred an additional $8.0 million asset impairment as of December 27, 2008 to reflect additional anticipated volume declines in our RCI operating segment for a total impairment of $35.4 million.

Intangibles and other assets

As of January 2, 2010, intangibles and other assets were $110.5 million, which consisted principally of $74.8 million of customer relationships that arise from acquisitions and trademarks of $9.5 million. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits, which is up to 15 years. We review the estimated useful life of these intangible assets annually, taking into consideration the specific undiscounted net cash flows related to the intangible asset, unless it is required more frequently due to a triggering event such as the loss of a customer. This analysis requires us to make significant estimates and assumptions in projecting future cash flows, and changes in facts and circumstances could result in material changes in the amount of any impairment losses. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client.

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

Foreign currency translation

The assets and liabilities of non-U.S. active operations, all of which are self-sustaining, are translated to U.S. dollars at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average monthly exchange rates prevailing during the period. The resulting gains or losses are recorded in accumulated comprehensive income under shareowners’ equity.

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

Effective December 31, 2006, we adopted the provisions related to uncertain tax positions in ASC No. 740, “Income Taxes” (“ASC 740”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. ASC 740 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. Differences between the amounts recognized prior to the adoption of the provisions related to uncertain tax positions in ASC 740 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings and other shareowner equity accounts. As a result of adopting the provisions related to uncertain tax positions in ASC 740 as of the beginning of our 2007 fiscal year we recognized a $4.2 million decrease to retained earnings and $4.6 million decrease in additional paid-in-capital to recognize the cumulative effect of adoption.

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

Fair value of financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of January 2, 2010 and December 27, 2008 are as follows:

	January 2, 2010		December 27, 2008
(in millions of US dollars)	Par Value	Fair Value	Par Value	Fair Value
8% senior subordinated notes due in 2011 [1]	$11.1	$11.1	$269.0	$164.1
8.375% senior subordinated notes due in 2017 [1]	215.0	222.0	—	—
ABL facility	20.2	20.2	107.5	107.5

Total	$246.3	$253.3	$376.5	$271.6

[1]	The fair values of our 8% and 8.375% senior subordinated notes are based on the trading levels and bid/offer prices observed by a market participant.

Pension costs

We record annual amounts relating to defined benefit pension plans based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

Recently issued accounting pronouncements

ASC No. 805—Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC No. 805, “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. This will have an impact on our accounting for any future business combinations; however, at this time, there is no impact.

ASC No. 815-10—Derivatives and Hedging Disclosure

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

ASC No. 350-30-55-1C—Useful Life Intangibles

In April 2008, the FASB issued ASC No. 350-30-55-1C, “Intangibles—Goodwill and Other” (“ASC 350-30-55-1C”). ASC 350-30-55-1C amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under ASC No. 350-30, “Intangibles—Goodwill and Other.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This ASC was effective for us as of March 28, 2009. We have evaluated the impact of ASC 350-30-55-1C on our consolidated financial statements and it did not have a material impact on our consolidated financial statements.

ASC No. 715-20-50—Pension Plan and Postretirement Benefit Plan Disclosure

In December 2008, the FASB issued ASC No. 715-20-50, “Compensation—Retirement Benefits” (“ASC 715-20-50”). ASC 715-20-50 requires enhanced disclosures about our plan assets for the defined benefit pension and other postretirement plans. The enhanced disclosures required by this ASC are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This ASC became effective for us for our fiscal year ended January 2, 2010 and resulted in certain disclosures reflected in Note 15.

ASC No. 820-10—Fair Value Measurement and Disclosure

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

ASU No. 2009-05—Measuring Liabilities at Fair Value

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

ASC No. 855-10—Subsequent Events

In May 2009, the FASB issued ASC No. 855-10, “Subsequent Events” (“ASC 855-10”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 became effective in the second quarter of 2009 and did not have a material impact on our consolidated financial statements. Additionally, in February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which became effective upon issuance and amended the guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. We have evaluated certain events and transactions occurring after January 2, 2010 and, as disclosed in Note 19, we had one event that met the definition of a subsequent event for the period ended January 2, 2010.

Variable Interest Entity (formerly SFAS No. 167)

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003), to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We have evaluated this standard and do not believe this standard will have an impact on our consolidated financial statements.

Accounting Standards Codification

During 2009, we adopted the FASB Accounting Standards Update No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification became the single source of authoritative GAAP in the U.S., other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance—authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on our consolidated financial position or results of operations. All prior references to previous GAAP in our consolidated financial statements were updated for the new references under the Codification.

Note 2—Restructuring, Goodwill and Asset Impairments

The following table summarizes restructuring, goodwill and asset impairments:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Restructuring	$1.5	$6.7	$24.3
Goodwill impairments	—	69.2	55.8
Asset impairments	3.6	37.0	10.7

	$5.1	$112.9	$90.8

During the last three years we have undertaken three restructuring plans. In 2007, we implemented our first plan, which involved the realignment of the management of our Canadian and U.S. businesses to a North American basis, rationalization of our product offerings, elimination of underperforming assets, an increased focus on high potential accounts, and the closure of several plants and warehouses in North America that resulted in lease contract termination losses (the “North American Plan”). In 2008, we implemented a plan to refocus on retailer brands and reduce costs in the operation of our business (the “Refocus Plan”). The Refocus Plan has been completed and resulted in a partial reduction of our workforce in 2008. We also undertook a plan to improve efficiencies and reduce costs for fiscal year 2009 (the “2009 Restructuring Plan”). The 2009 Restructuring Plan is complete and also resulted in a partial reduction of our workforce. We will continue to pay cash for lease termination costs under the North American Plan through February 2010, which have been accounted for as restructuring accruals. We do not anticipate incurring any additional charges related to the North American Plan, the Refocus Plan or the 2009 Restructuring Plan.

The following table is a summary of our cash restructuring charges through the year ended January 2, 2010:

North American Plan:

(in millions of U.S. dollars)	Balance at December 29, 2007	Charge to Costs and Expenses	Payments made during the year	Balance at December 27, 2008
Severance and termination benefits	$2.1	$—	$(2.1)	$—
Lease contract termination loss	12.1	0.3	(2.8)	9.6

	$14.2	$0.3	$(4.9)	$9.6

(in millions of U.S. dollars)	Balance at December 27, 2008	Charge to Costs and Expenses	Payments made during the year	Balance at January 2, 2010
Lease contract termination loss	9.6	—	(3.8)	5.8

	$9.6	$—	$(3.8)	$5.8

Refocus Plan:

(in millions of U.S. dollars)	Balance at December 29, 2007	Charge to Costs and Expenses	Payments made during the year	Balance at December 27, 2008
Severance and termination benefits	$—	$6.4	$(6.4)	$—

	$—	$6.4	$(6.4)	$—

2009 Restructuring:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charge to Costs and Expenses	Payments made during the year	Balance at January 2, 2010
Severance and termination benefits	$—	$1.5	$(1.5)	$—

	$—	$1.5	$(1.5)	$—

As of January 2, 2010, $3.0 million (December 27, 2008 – $5.8 million) of the lease contract termination loss liability has been recorded as other long-term liabilities and $2.8 million of lease contract termination loss liability (December 27, 2008—$3.8 million) has been classified as accounts payable and accrued liabilities. We also incurred $0.3 million of additional termination benefits in 2008 related to our Wyomissing property, which was closed in 2007.

In 2008, we recorded pre-tax restructuring charges totaling $6.4 million in connection with severance costs relating to headcount reductions associated with the Refocus Plan.

Year ended January 2, 2010

The following table sets out our restructuring and asset impairments on a segmented basis for the year ended January 2, 2010.

(in millions of U.S. dollars)	North America	Total
Restructuring	$1.5	$1.5
Asset impairments	3.6	3.6

	$5.1	$5.1

Restructuring—In 2009, we recorded pre-tax restructuring charges totaling $1.5 million in connection with severance costs relating to headcount reductions associated with the 2009 Restructuring Plan.

Asset impairments—In 2009, we recorded an asset impairment charge of $3.6 million related primarily to customer relationships. In accordance with ASC 360, it was determined that our customer relationship intangible asset no longer had future cash flows due to the loss of a specific customer. As a result, the customer relationship was determined to have a nil carrying value.

Year ended December 27, 2008

The following table sets out our restructuring, goodwill and asset impairments on a segmented basis for the year ended December 27, 2008.

(in millions of U.S. dollars)	North America	U.K.	Total
Restructuring	$6.7	$—	$6.7
Goodwill impairments	—	69.2	69.2
Asset impairments	37.0	—	37.0

	$43.7	$69.2	$112.9

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

Goodwill impairments—We recorded a goodwill impairment loss of $69.2 million associated with our United Kingdom reporting unit as disclosed in Note 1.

Year ended December 29, 2007

The following table sets out our restructuring, goodwill and asset impairments on a segmented basis for the year ended December 29, 2007.

(in millions of U.S. dollars)	North America	U.K.	RCI	Total
Restructuring	$25.4	$(1.2)	$0.1	$24.3
Goodwill impairments	55.8	—	—	55.8
Asset impairments	10.7	—	—	10.7

	$91.9	$(1.2)	$0.1	$90.8

Restructuring—We recorded restructuring charges of $24.3 million for severance, contract and lease termination costs related to the North American Plan.

Asset impairments—We recorded an impairment loss of $10.7 million, which was comprised of $0.9 million for certain software assets, $2.6 million for property, plant and equipment related to the disposal of the Revelstoke facility and $7.2 million for certain equipment at a co-packer.

Goodwill impairments—We recorded an impairment loss of $55.8 million, which was comprised of $0.8 million for the disposal of the Revelstoke facility and $55.0 million for the U.S. reporting unit as disclosed in Note 1.

Note 3—Other Expense (Income), Net

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Foreign exchange loss (gain)	$1.1	$1.0	$(4.4)
Gain on purchase of 8% senior subordinated notes	—	—	(0.4)
Insurance reimbursement	—	(4.5)	—
Debt extinguishment costs	3.3	—	—
Other (gain) loss	—	(1.2)	0.1

Total	$4.4	$(4.7)	$(4.7)

Note 4—Interest Expense, Net

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Interest on long-term debt	$23.6	$22.9	$23.8
Other interest expense	6.2	10.0	9.8
Interest income	(0.1)	(0.6)	(0.8)

Total	$29.7	$32.3	$32.8

Interest paid for the year ended January 2, 2010 was approximately $23.8 million ($31.1 million – December 27, 2008; $33.3 million—December 29, 2007).

Note 5—Income Taxes

Income (loss) before income taxes consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Canada	$0.8	$1.9	$10.3
Outside Canada	62.5	(142.5)	(92.9)

Income (loss) before income taxes	$63.3	$(140.6)	$(82.6)

Income tax (benefit) expense consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Current
Canada	$(20.2)	$0.4	$(7.1)
Outside Canada	(8.8)	(8.8)	(3.6)

	$(29.0)	$(8.4)	$(10.7)

Deferred
Canada	$3.3	$—	$—
Outside Canada	2.9	(11.1)	(3.2)

	$6.2	$(11.1)	$(3.2)

Income tax benefit	$(22.8)	$(19.5)	$(13.9)

Net income tax (including interest) paid was $11.0 million for the year ended January 2, 2010 (net income tax refund—December 27, 2008 – $9.6 million; December 29, 2007—$0.2 million).

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Income tax expense (benefit) based on Canadian statutory rates	$19.9	$(44.9)	$(28.3)
Foreign tax rate differential	2.7	(4.5)	(4.4)
Inter-company debt structures	(2.8)	(3.3)	(3.7)
(Decrease) increase in valuation allowance	(22.7)	24.3	21.2
Decrease to ASC 740 reserve	(17.5)	(12.7)	(0.9)
Non-deductible goodwill impairment	—	21.7	6.0
Other items	(2.4)	(0.1)	(3.8)

Income tax benefit	$(22.8)	$(19.5)	$(13.9)

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008
Deferred tax assets
Loss carryforwards	$10.1	$41.0
Leases	8.6	11.6
Property, plant and equipment	7.4	—
Liabilities and reserves	9.5	7.2
Intangibles	9.5	11.5
Stock Options	7.1	7.1
Other	—	2.4

	52.2	80.8

Deferred tax liabilities
Property, plant and equipment	(37.3)	(36.4)
Intangible assets	(5.5)	(4.4)
Other	(1.1)	—

	(43.9)	(40.8)

Valuation allowance	(17.6)	(42.7)

Net deferred tax liability	$(9.3)	$(2.7)

The deferred tax assets and liabilities have been classified as follows on the consolidated balance sheet:

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008
Deferred tax assets:
Current	$3.2	$3.0
Long-term	5.4	10.3
Deferred tax liabilities:
Current	$(0.4)	$—
Long-term	(17.5)	(16.0)

Net deferred tax liability	$(9.3)	$(2.7)

As of January 2, 2010, we have claimed the indefinite reversal exceptions of ASC 740.

As of January 2, 2010, the company reflected operating loss carryforwards totaling $109.0 million. This carryforward amount was attributable to a Mexico net operating loss carryforward of $10.1 million that will expire in 2018 and 2019 and U.S. state net operating loss carryforwards of $98.9 million that will expire from 2011 to 2027.

The Company establishes a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to cumulative losses generated in recent years in the U.S. and Mexico, the Company has determined that it is more likely than not that the benefit from net operating loss carryforwards and other net deferred tax assets in these jurisdictions will not be realized in the future. In recognition of this risk, we have provided a valuation allowance of $17.6 million on the net deferred tax assets relating to our net deferred tax assets in these jurisdictions. If our assumptions change and we determine we will be able to realize these deferred tax assets, an income tax benefit of $17.0 million will be realized as a result of the reversal of the valuation allowance at January 2, 2010.

In 2006, the FASB issued guidance regarding provisions of uncertain tax positions in ASC 740, which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. ASC 740 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted the provisions of uncertain tax positions in ASC 740 as of the beginning of our 2007 fiscal year and, as a result, recognized a $4.2 million decrease to retained earnings and $4.6 million decrease in additional paid-in-capital in 2007 to recognize the cumulative effect of adoption.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Unrecognized tax benefits at beginning of year	$38.7	$62.9	$63.8
Additions based on tax positions taken during a prior period	2.2	0.8	5.3
Reductions based on tax positions taken during a prior period	(29.9)	(9.5)	(13.4)
Settlement on tax positions taken during a prior period	(0.4)	(7.4)	—
Lapse in statue of limitations	—	—	(3.7)
Additions based on tax positions taken during the current period	1.7	0.7	2.3
Foreign exchange	2.4	(8.8)	8.6

Unrecognized tax benefits at end of year	$14.7	$38.7	$62.9

As of January 2, 2010, the Company had $14.7 million of unrecognized tax benefits, a net decrease of $24.0 million from $38.7 million as of December 27, 2008. If the Company recognized its tax positions, approximately $4.8 million would favorably impact the effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.0 million due to expiration of statutes of limitations in various tax jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recovered $2.1 million, $5.5 million and $4.4 million of interest and penalties as of January 2, 2010, December 27, 2008 and December 29, 2007, respectively. The amount of interest and penalties recognized as an asset in the consolidated balance sheets for 2009 and 2008 was $3.6 million and $1.0 million, respectively.

We are currently under audit in the U.S. by the Internal Revenue Service for tax years 2006 and 2007. Years prior to 2006 are closed to audit by the Internal Revenue Service. Years prior to 2005 are closed to audit by U.S. state jurisdictions. We are also currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2005 through 2008. Years prior to 1997 are closed to audit by the CRA. In the U.K., years prior to 2004 are closed to audit.

Note 6—Share-based Compensation

As of January 2, 2010, we had six share-based compensation plans, which are described below. The share-based compensation plans have been approved by our shareholders, except for our 1986 Common Share Option Plan, as amended (the “Option Plan”), which was adopted prior to our initial public offering, and our Chief Executive Officer (“CEO”) awards, which were inducement grants made in connection with attracting and retaining that executive. Subsequent amendments that required shareowner approval were so approved.

The table below summarizes the stock compensation expense recorded in selling, general and administrative expenses.

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Stock options	$0.1	$0.8	$3.3
Performance share units	0.8	2.2	(1.2)
Share appreciation rights	0.4	0.5	0.7
Restricted Stock	0.1	—	—
Interim CEO award	(0.1)	0.8	—
Former CEO award	—	1.9	1.2
EISP award	—	0.1	0.2

Total	$1.3	$6.3	$4.2

As of January 2, 2010, the unrecognized compensation expense and years expected to recognize compensation expense were as follows:

(in millions of U.S. dollars except years)	Unrecognized compensation expense	Years expected to recognize compensation expense
Stock options	$—	0.1
Performance share units	0.3	1.0
Share appreciation rights	0.2	1.6
EISP award	0.1	1.0

Total	$0.6

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

Option Plan

Under the 1986 Common Share Option Plan, as amended (the “Option Plan”), we have reserved a total of 14.0 million common shares for future issuance. Options are granted at a price not less than the fair value of the shares on the date of grant. As of January 2, 2010, there were 7.4 million shares available for issuance under the Option Plan.

In 2009, we awarded options representing 250,000 shares at an exercise price of C$1.10 that vested ratably over four quarters. There were no common shares issued pursuant to option exercises during 2008. However, in the second and third quarter of 2008, we granted options to purchase an aggregate of 125,000 shares to new board members who joined the board in 2008.

Options granted after September 1, 1998 expire after 7 years. Options granted after July 17, 2001 to the non-management members of the Board of Directors vest immediately. All options are non-transferable and when options are exercised we issue new shares. As a result, shares issued upon the exercise of these options are dilutive to our shareowners.

The fair value of each option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 2, 2010	December 27, 2008	December 29, 2007
Risk-free interest rate	2.3%	3.3%	4.7%
Average expected life (years)	5.5	5.0	3.0
Expected volatility	50.0%	76.3%	37.4%
Expected dividend yield	—	—	—

Options representing 250,000 shares were issued during the year ended January 2, 2010 at an exercise price of C$1.10 and vested ratably over four quarters. The fair value of this option grant was estimated at C$0.475 using the Black-Scholes options pricing model. Options representing 125,000 shares were issued during the year ended December 27, 2008 at exercise prices ranging from C$2.60 to C$3.50 per share. The fair value of each 2008 option grant was estimated to be between C$1.50 and C$1.65 using the Black-Scholes option pricing model. These grants were fully vested at the time of the grant and therefore the entire amount was recorded as share-based compensation during the second and third quarters of 2008. Options representing 50,000 shares were issued during the year ended December 29, 2007 at an exercise price of C$18.48 per share. The fair value of each option grant was estimated to be C$5.70 using the Black-Scholes option pricing model. Because these options were issued to directors, these grants were fully vested at the time of the grant and therefore the entire amount was recorded as share-based compensation during the second quarter of 2007. There were no options granted during the year ended December 30, 2006.

Option activity was as follows:

	Shares (in thousands)	Weighted average exercise price (C$)	Weighted average remaining contratual term (years)	Aggregate intrinsic value (C$) (in thousands)
Balance at December 30, 2006	2,695	$29.65	3.6	$746.0
Granted	50	18.48
Exercised	(53)	9.87
Forfeited or expired	(324)	28.46

Balance at December 29, 2007	2,368	$30.03	2.7	$—
Granted	125	3.32
Forfeited or expired	(1,601)	16.74

Balance at December 27, 2008	892	$27.52	3.0	$—
Granted	250	1.10
Exercised	(25)	2.60
Forfeited or expired	(286)	31.69

Balance at January 2, 2010	831	$18.97	4.6	$618.1

Vested and expected to vest at January 2, 2010	824	$20.42	4.6	$618.1

Exercisable at January 2, 2010	768	$20.42	4.5	$618.1

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on January 2, 2010, which was C$8.66 (December 27, 2008 – C$1.27; December 29, 2007 – C$6.58), and the exercise price, multiplied by the number of in-the-money stock options as of the same date. The total intrinsic value of stock options exercised during the year ended January 2, 2010 was $0.l million (December 27, 2008 – nil; December 29, 2007 – $0.4 million).

Total compensation cost related to unvested awards under the option plan not yet recognized is under $0.1 million. The total fair value of shares that vested during the year ended January 2, 2010 was $1.4 million.

Outstanding options at January 2, 2010 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (C$)	Number Exercisable (in thousands)	Remaining Contractual Life (Years)	Weighted Exercise Price (C$)	Number Exercisable (in thousands)	Weighted Exercise Price (C$)
$1.10 – $3.50	350	8.1	$1.79	287	$1.93
$18.48 – $29.95	238	2.9	$26.87	238	$26.87
$30.25 – $43.64	243	1.1	$35.99	243	$35.99

	831	4.6	$18.97	768	$20.42

Long-Term Incentive Plans

During the second quarter of 2006, our shareowners approved and adopted two long-term incentive plans, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”). The PSU Plan and SAR Plan were amended and restated in the second quarter of 2007.

Amended and Restated PSU Plan

Under the Amended and Restated PSU Plan, performance share units (“PSUs”) may be awarded to employees of our Company and its subsidiaries. The value of an employee’s award under our PSU Plan will depend on (i) our performance over a performance cycle of up to three years; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors. PSUs granted will vest over a term not to exceed three fiscal years. The PSU Plan allows for early funding by us under the PSU Plan and also permits our Board of Directors to accelerate the vesting of all or a portion of the unvested PSUs of all of or any of the participants under the PSU Plan on a Change of Control (as such term is defined in the PSU Plan) irrespective of whether termination of employment has occurred. As of January 2, 2010, the trustee under the PSU Plan held 1.0 million common shares to satisfy our anticipated future liability under the PSU Plan.

Amended and Restated SAR Plan

Under the Amended and Restated SAR Plan, share appreciation rights (“SARs”) may be awarded to employees and directors of our Company and its subsidiaries. SARs typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the vesting date of the SAR. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us. If our share price on the date of vesting is lower than on the date of grant, no payment will be made in respect of those vested SARs. Prior to vesting, there are no dividends paid on the SARs, and holders do not have the right to vote the common shares represented by their SARs. The SAR Plan allows for early funding by us and also permits our Board of Directors to accelerate vesting of some or all of the SARs of all of or any of the participants under the SAR Plan as determined by the Board of Directors or the Human Resources and Compensation Committee in its sole discretion, irrespective of whether termination or a Change of Control (as such term is defined in the SAR Plan) has occurred.

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

During 2009 and 2008, the PSU and SAR activity was as follows:

(In thousands)	Number of PSUs	Number of SARs
Balance at December 29, 2007	860	622
Awarded	1,612	—
Forfeited	(980)	(131)

Balance at December 27, 2008	1,492	491
Awarded	48	100
Issued	(560)	—
Forfeited	(355)	(337)

Balance at January 2, 2010	625	254

PSUs

The following table summarizes the number of PSUs awarded during 2009 and their value if the targets under the PSU Plan are met:

	Number of PSUs to be expensed if performance targets are met	Remaining target value per PSU (C$)	Total Value of award if performance targets are met	Total Value of award if performance targets are met
	(in thousands)		(in millions of C$)	(in millions of U.S.$)
Awarded:
February 28, 2008[1]	21	$2.53	$0.1	$0.1
July 16, 2009	27	6.83	0.2	0.2

Total	48		$0.3	$0.3

[1]	On March 23, 2009, we adjusted an outstanding award to Mr. Fowden to conform to the terms of his offer letter. The amount of the adjustment is reflected in the table.

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

Subject to the terms of the PSU Plan, the vesting date for the PSUs awarded in fiscal 2007 was December 26, 2009. We did not meet the targets for the PSUs awarded in fiscal 2007 or 2006 and as such those awards were forfeited as of January 2, 2010 and December 27, 2008, respectively.

During 2008, we awarded a fixed dollar amount of $4.2 million of PSUs (representing 1.5 million shares) to certain executives as a retention incentive. We met certain performance targets as of December 27, 2008 and as a result, $1.1 million of these awards vested as of December 27, 2008. Furthermore, an additional $1.2 million of these awards vested as of January 2, 2010. An additional $0.5 million of these awards were issued in 2009 as a result of employee severance agreements. The remainder of the awards granted in 2008 have been forfeited due to terminations. These PSUs settle in shares and have been accounted for as an equity award. We also awarded $0.3 million of individual sign-on PSU awards in 2009 and $0.4 million of individual sign-on PSU awards in 2008 that will vest if certain performance targets are met. We recognized $0.8 million and $2.2 million of compensation costs associated with these PSU awards for 2009 and 2008, respectively.

SARs

In the third quarter of 2009, we awarded to an employee 100,000 SARs having a fair value of $0.2 million which will vest ratably on an annual basis over 3 years. No SARs grants were awarded in 2008. During the first quarter of 2007, we awarded to our employees 217,836 SARs having a fair value of $1.0 million which will vest on February 19, 2010.

The fair value of the SARs grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	September 8, 2009	February 19, 2007
Risk-free interest rate	1.0% - 1.5%	5.05%
Average expected life (years)	2.0	4.0
Expected volatility	50.0% - 101.0%	33.9%
Expected dividend yield	—	—

Other Share-Based Compensation

In 2006, Brent Willis, our former Chief Executive Officer, received a net cash award of $0.9 million at the commencement of his employment to purchase shares of the Company. The purchased shares were required to be held for a minimum of three years. Mr. Willis’s employment terminated in March 2008, and as part of his termination agreement, we ceased to enforce the requirement that he hold the shares. In 2008, $0.4 million (December 29, 2007 – $0.3 million) was recorded as compensation expense. In addition, in 2006, 204,000 common shares with a fair value of $3.2 million, which vest over three years, were granted to Mr. Willis. For 2008, compensation costs of $1.4 million were expensed as compensation expense because the shares vested upon termination. On May 16, 2007, one third of his grant vested and, as a result, he received 68,000 common shares, which was recognized as an issuance of share capital. As part of his termination agreement, the remaining 136,000 shares were vested upon his termination and $0.3 million of cash (which was reclassified as a liability award) was paid based on the fair value of such shares.

In connection with his appointment, we granted to David Gibbons, our former Interim Chief Executive Officer, 720,000 restricted stock units on March 24, 2008, of which 360,000 units vested immediately. Of the remaining 360,000 restricted stock units, 300,000 vested ratably on a monthly basis over a five-month period beginning October 24, 2008 through February 27, 2009. Mr. Gibbons resigned as Interim Chief Executive Officer and his employment arrangements came to an end on February 27, 2009, at which time 6,000 prorated restricted stock units vested and the remaining 54,000 restricted stock units were forfeited. This award is recognized as compensation expense over the vesting period. For 2008, $0.8 million of this award was recorded as compensation expense to reflect the value of the 540,000 vested restricted stock units and the anticipated vesting of the 120,000 remaining shares as of December 27, 2008. The fair value and compensation costs vary based on share price and this has been accounted for as a liability award.

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

The Match Portion of the performance bonus is estimated based on the employee’s election and will be amortized over the service period of approximately four years. During 2007, employees elected to defer a total of $1.1 million under the EISP Plan. The Company recorded an expense of $0.1 million for the year ended

January 2, 2010 related to the anticipated 2007 matching portion of the performance bonus. No amount has been accrued for the Match Portion for 2008 deferrals because corporate performance goals were not achieved and no bonus amounts were deferred into the plan. Effective as of December 27, 2008, Human Resources and the Compensation Committee approved an amendment to the Restated EISP Plan with the effect of freezing participation in the plan.

Average Canadian—U.S. Dollar Exchange Rates for 2009, 2008 and 2007

Various compensation components in Note 6 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the fiscal years ended 2009, 2008 and 2007 for comparative purposes:

	January 2, 2010	December 27, 2008	December 29, 2007
Average exchange rate	$0.878	$0.946	$0.935

Note 7—Net Income (loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, that would occur if in-the-money stock options were exercised.

The following table reconciles the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	For the Year Ended
(In thousands)	January 2, 2010	December 27, 2008	December 29, 2007

Weighted average number of shares outstanding—basic	74,207	71,017	71,831
Dilutive effect of stock options	267	—	—
Dilutive effect of PSUs	741	—	—

Adjusted weighted average number of shares outstanding—diluted	75,215	71,017	71,831

At January 2, 2010, options to purchase 830,650 (December 27, 2008 – 891,740; December 29, 2007 – 2,368,114) shares of common stock at a weighted average exercise price of C$18.97 (December 27, 2008 – C$27.52; December 29, 2007 – C$30.03) per share were outstanding, of which 439,441 were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of our common stock.

Note 8—Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned soft drinks, waters, juice-based products, energy-related drinks and ready-to-drink teas to regional and national grocery, mass-merchandise and wholesale chains through five reportable segments—North America (which includes our U.S. reporting unit and Canada reporting unit), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, RCI and All Other (which includes our international corporate expenses and our Asia reporting unit, which we closed at the end of fiscal 2008). We closed our active Asian operations at the end of 2008. We changed the operating segments in the third quarter of 2008 to reflect a change in our management structure and how information is reported to the chief operating decision maker.

Operating Segments

	For the Year Ended
	January 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue [1]	$1,173.9	$359.3	$42.7	$20.8	$—	$1,596.7
Depreciation and amortization	51.0	13.4	1.8	—	—	66.2
Restructuring and asset impairments
Restructuring	1.5	—	—	—	—	1.5
Asset impairments	3.6	—	—	—	—	3.6
Operating income (loss)	77.6	23.0	(7.1)	3.9	—	97.4
Property, plant and equipment	236.5	93.0	13.5	—	—	343.0
Goodwill	26.1	—	—	4.5	—	30.6
Intangibles and other assets	137.0	17.7	0.8	—	—	155.5
Total assets [2]	632.1	197.0	33.4	10.6	0.7	873.8
Additions to property, plant and equipment	22.7	8.6	1.0	—	—	32.3

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.

[2]	Excludes intersegment receivables, investments and notes receivable.

Operating Segments

	For the Year Ended
	December 27, 2008
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue [1]	$1,178.0	$385.3	$61.9	$22.0	$0.9	$1,648.1
Depreciation and amortization	62.2	16.2	2.3	—	—	80.7
Restructuring, goodwill and asset impairments
Restructuring	6.7	—	—	—	—	6.7
Goodwill impairments	—	69.2	—	—	—	69.2
Asset impairments	37.0	—	—	—	—	37.0
Operating (loss) income	(56.3)	(53.5)	(8.8)	8.1	(2.5)	(113.0)
Property, plant and equipment	244.1	88.7	14.0	—	—	346.8
Goodwill	22.5	—	—	4.5	—	27.0
Intangibles and other assets	150.2	18.3	0.9	—	0.2	169.6
Total assets [2]	642.3	189.3	29.9	11.6	—	873.1
Additions to property, plant and equipment	44.1	8.5	3.3	—	—	55.9

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.

[2]

Excludes intersegment receivables, investments and notes receivable. Also, we reclassified certain amounts in the North America operating segment to conform to the current period’s presentation, which includes a reclassification of $4.5 million from accrued liabilities to allowance for doubtful accounts.

Operating Segments

	For the Year Ended
	December 29, 2007
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue [1]	$1,274.9	$405.3	$69.4	$26.8	$—	$1,776.4
Depreciation and amortization	52.6	17.9	1.2	—	—	71.7
Restructuring, goodwill and asset impairments
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

For the year ended January 2, 2010, sales to Wal-Mart accounted for 33.5% (2008 – 35.8%, 2007 – 39.8%) of our total revenues, 39.4% of our North America operating segment revenues (2008 – 42.1%, 2007 – 45.9%), 17.7% of our U.K. operating segment revenues (2008 – 21.1%, 2007 – 26.5%) and 18.4% of our Mexico operating segment revenues (2008 – 22.2%, 2007 – 22.1%).

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

Revenues by geographic area are as follows:

(in millions of U.S. dollars)	For the Year Ended
	January 2, 2010	December 27, 2008	December 29, 2007

United States	$1,034.1	$1,006.8	$1,087.0
Canada	198.7	229.2	268.6
United Kingdom	360.6	385.3	405.4
Mexico	42.7	61.9	69.4
RCI	20.8	22.0	26.8
All Other	—	0.9	—
Elimination [1]	(60.2)	(58.0)	(80.8)

	$1,596.7	$1,648.1	$1,776.4

[1]

Represents intercompany revenue among our reporting units, of which $14.0 million, $12.4 million and $15.1 million represents intersegment revenue between North America and our other operating segments for January 2, 2010, December 27, 2008, and December 29, 2007, respectively.

Revenues are attributed to countries based on the location of the plant.

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008

United States	$188.7	$201.2
Canada	47.8	42.9
United Kingdom	93.0	88.7
Mexico	13.5	14.0

	$343.0	$346.8

Note 9—Accounts Receivable, Net

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008
Trade receivables	$149.2	$158.3
Allowance for doubtful accounts	(5.9)	(5.5)
Other	9.0	11.6

Total	$152.3	$164.4

Note 10 – Inventories

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008
Raw materials	$39.4	$40.0
Finished goods	45.3	54.5
Other	15.0	16.6

Total	$99.7	$111.1

Note 11—Property, Plant and Equipment

	January 2, 2010			December 27, 2008
(in millions of U.S. dollars)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$21.2	$—	$21.2	$19.6	$—	$19.6
Buildings	119.7	44.8	74.9	111.1	38.1	73.0
Machinery and equipment
Owned	472.5	263.6	208.9	480.1	267.4	212.7
Capital leases	3.8	0.8	3.0	3.6	0.3	3.3
Plates, films & and molds	32.8	26.1	6.7	32.7	24.8	7.9
Vending	18.0	14.7	3.3	22.3	18.3	4.0
Transportation equipment	0.6	0.5	0.1	0.8	0.6	0.2
Leasehold improvements	34.9	11.5	23.4	35.0	11.0	24.0
Furniture and fixtures	8.9	7.4	1.5	11.6	9.5	2.1

Total	$712.4	$369.4	$343.0	$716.8	$370.0	$346.8

Depreciation expense for fiscal 2009 was $48.5 million ($53.5 million—December 27, 2008; $50.0 million—December 29, 2007).

Note 12—Intangibles and Other Assets

	January 2, 2010			December 27, 2008
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0	$45.0	$—	$45.0

Subject to amortization
Customer relationships	154.1	79.3	74.8	157.5	69.9	87.6
Trademarks	24.7	15.2	9.5	24.8	13.2	11.6
Information technology	54.1	48.3	5.8	51.0	42.4	8.6
Other	3.6	2.0	1.6	3.6	1.7	1.9

	236.5	144.8	91.7	236.9	127.2	109.7

	281.5	144.8	136.7	281.9	127.2	154.7

Other Assets
Financing costs	11.4	2.1	9.3	6.7	1.7	5.0
Deposits	7.8	—	7.8	7.6	—	7.6
Other	7.3	5.6	1.7	7.8	5.5	2.3

	26.5	7.7	18.8	22.1	7.2	14.9

Total Intangibles & Other Assets	$308.0	$152.5	$155.5	$304.0	$134.4	$169.6

Amortization expense of intangibles was $20.2 million during 2009 ($29.0 million—December 27, 2008; $24.6 million—December 29, 2007). Amortization of intangibles includes $4.5 million ($10.4 million— December 27, 2008; $8.5 million—December 29, 2007) relating to information technology assets and $1.6 million ($1.1 million—December 27, 2008; $1.8 million—December 29, 2007) relating to deferred financing assets. During the year ended December 27, 2008, we recorded an asset impairment related to the Rights of $35.4 million, primarily due to the decline of our North America case volume partially offset by anticipated increased overseas concentrate volume in our RCI operating segment.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
2010	$14.7
2011	14.0
2012	12.9
2013	12.4
2014	12.0
Thereafter	25.7

$91.7

Note 13—Accounts Payable and Accrued Liabilities

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008
Trade payables	$84.5	$98.9
Accrued compensation	21.2	11.0
Accured sales incentives	21.9	21.0
Accrued interest	2.6	1.3
Restructuring—Note 2	2.8	3.8
Payroll, sales and other taxes	15.1	14.0
Other accrued liabilities	18.7	16.7

Total	$166.8	$166.7

Note 14—Debt

Our debt is summarized as follows:

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008
8% senior subordinated notes due in 2011 [1]	$11.1	$269.0
8.375% senior subordinated notes due in 2017 [2]	215.0	—
ABL facility	20.2	107.5
GE Obligation	22.0	28.7
Other capital leases	3.2	3.4
Other debt	2.6	3.2

Total debt	274.1	411.8
Less: Short-term borrowings and current debt:
ABL facility	20.2	107.5

Total short-term borrowings	20.2	107.5
8% senior subordinated notes due in 2011	11.1	—
GE obligation—current maturities	5.5	6.7
Other capital leases—current maturities	0.4	0.3
Other debt—current maturities	0.6	0.6

Total current debt	37.8	115.1

Long-term debt before discount	236.3	296.7
Less discount on 8% notes	—	(2.3)
Less discount on 8.375% notes	(3.1)	—

Total long-term debt	$233.2	$294.4

[1]	Our 8% senior subordinated notes were issued at a discount of 2.75% on December 21, 2001.

[2]	Our 8.375% senior subordinated notes were issued at a discount of 1.425% on November 13, 2009.

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)
2010	$17.9
2011	4.9
2012	3.1
2013	1.7
2014	1.9
Thereafter	218.4

	$247.9	[1]

[1]

We funded the purchase of a new water bottling equipment through an interim financing agreement signed in January 2008 (the “GE Obligation”). At the end of the GE Obligation, we may return $6.0 million of assets in exchange for the extinguishment of $6.0 million in debt or elect to purchase such equipment.

Debt

8% Senior Subordinated Notes due in 2011

Our senior unsecured notes due in 2011 (“the 2011 Notes”) are due on December 15, 2011. After the repurchase of $257.8 million in principal amount of the 2011 Notes in 2009, the principal amount of the 2011 Notes outstanding was $11.1 million as of January 2, 2010. The issuer of the 2011 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2011 Notes. The interest on the 2011 Notes is payable semi-annually on June 15th and December 15th.

The remaining $11.1 million of the 2011 Notes were redeemed on February 1, 2010.

8.375% Senior Subordinated Notes due in 2017

On November 13, 2009, we issued $215.0 million of senior subordinated notes that are due on November 15, 2017 (“the 2017 Notes”). The 2017 Notes were issued at a $3.1 million discount and deferred financing fees of $5.1 million. The issuer of the 2017 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year, beginning on May 15, 2010.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortized over an eight-year period, which represents the duration of the 2017 Notes.

Asset Based Lending Facility

On March 31, 2008, we entered into our asset based lending (“ABL”) facility with various lenders led by JPMorgan Chase Bank, N.A. to provide financing for our operating segments in North America, the United Kingdom and Mexico. Cott Corporation, Cott Beverages Inc. and Cott Beverages Limited are borrowers under our ABL facility. The debt under our ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries and is secured by substantially all of the assets of the borrowers and guarantors.

The ABL facility is a five-year revolving facility of up to $225.0 million that runs through March 2013. The amount available under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment. The ABL facility has subfacilities for letters of credit and swingline loans and geographical sublimits for Canada ($40.0 million) and the United Kingdom ($75.0 million).

The effective interest rate as of January 2, 2010 on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	CDOR Spread	LIBOR Spread
Over $150	2.25%	2.25%	3.25%	3.25%	3.25%
$75 - 150	2.50%	2.50%	3.50%	3.50%	3.50%
Under $75	2.75%	2.75%	3.75%	3.75%	3.75%

As of January 2, 2010, we had $20.2 million in ABL borrowings outstanding and the commitment fee was 0.5% per annum of the unused commitment.

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

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants and events of default under the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., United Kingdom, Canadian and Mexican subsidiaries. The ABL facility contains limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances, optional payments and modifications of subordinated and other debt instruments, and transactions with affiliates that we believe to be customary. Events of default under the ABL facility include nonpayment, inaccuracy of representations and warranties (which would include the occurrence of an event having a material adverse effect), violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, and a change of control of the Company. Upon the occurrence of an event of default, the lenders may terminate the commitments and declare all loans due and payable. We have agreed to a mandatory prepayment provision (but without a reduction of the commitment), subject to certain exceptions, upon a sale or transfer of assets of a borrower or guarantor, upon the sale of any common stock or other equity, upon the receipt of proceeds from the issuance of any indebtedness, upon the occurrence of an availability shortfall under the revolver, or upon receipt of insurance proceeds or condemnation awards.

Our ABL facility contains a covenant requiring a minimum fixed charge coverage ratio of 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of January 2, 2010 was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on January 2, 2010.

8.375% Senior Subordinated Notes due in 2017

The 2017 Notes are senior unsecured obligations and rank equally with all other existing and future unsubordinated indebtedness, including indebtedness under our credit facilities. We are subject to covenants and limitations on our and/or our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets, (iv) merge or consolidate with another company (which restrictions apply to Cott and Cott Beverages, Inc. only) or sell all or substantially all assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets.

The events of default in the indenture governing the 2017 Notes include, among others: (i) failure to pay interest after a 30-day grace period; (ii) failure to pay principal when due; (iii) breach of the change of control covenant (which would require us to offer to repurchase the 2017 Notes) or asset sale covenant; (iv) unsatisfied judgments or cross-default acceleration to other indebtedness in excess of $20.0 million; and (v) our insolvency or that of our restricted subsidiaries that are significant subsidiaries.

We believe we have been in compliance with all of the covenants under the 2017 Notes and there have been no amendments to any such covenants since they were issued.

Note 15—Benefit Plans

We maintain two noncontributory defined benefit plans resulting from prior acquisitions that cover certain employees at one plant in the U.S. under a collective bargaining agreement (“U.S. Plan”) and certain salaried employees in the United Kingdom (“U.K. Plan”). Retirement benefits for employees covered by the U.S. Plan are based on years of service multiplied by a monthly benefit factor. The monthly benefit for employees under the U.K. Plan is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Both Plans are closed to new participants. We use a December 31 measurement date for both of our plans.

Accumulated Other Comprehensive Loss as of December 29, 2007 includes an out-of-period adjustment to record the unfunded liability of our U.K. Pension Plan. The adjustment of $2.2 million (net of income tax of $0.9 million) was to adopt ASC No. 715-20, “Compensation—Defined Benefit Plans—General” (“ASC 715-20”), which required that we record the unfunded status of the pension plan. We should have recognized this adjustment to Accumulated Other Comprehensive Loss on December 30, 2006. In addition, we recorded an out-of-period adjustment in Accumulated Other Comprehensive Loss to recognize a minimum pension liability of $0.9 million (net of tax of $0.3 million) for our U.K. Pension Plan. Since the U.K. pension plan is sponsored by our U.K. subsidiary, the recording of the minimum plan liability required an out-of-period adjustment of $1.0 million to reduce the currency translation adjustment recorded in Other Comprehensive Income (Loss). We should have recognized minimum pension liabilities and the corresponding effect of currency translation in prior years. The recording of the pension plan did not have a material impact on the Consolidated Statement of Loss and we have concluded, through a quantitative and qualitative analysis, that the adjustments to Accumulated Other Comprehensive Loss are not material to 2007 or prior years’ consolidated financial statements.

Obligations and Funded Status

The following table sets forth the change in the benefit obligation, change in plan assets and unfunded status of the two plans:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2010	December 27, 2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$24.8	$33.6
Service cost	0.3	0.3
Interest cost	1.7	1.6
Plan participant contributions	0.1	0.1
Benefit payments	(0.7)	(0.8)
Acturial (gains) losses	4.2	(2.6)
Translation gains (losses)	1.9	(7.4)

Benefit obligation at end of year	$32.3	$24.8

Change in Plan Assets
Plan assets beginning of year	$16.7	$27.9
Employer contributions	1.1	0.9
Plan participant contributions	0.1	0.1
Benefit payments	(0.7)	(0.8)
Actual return on plan assets	4.6	(5.4)
Translation gains (losses)	1.3	(6.0)

Fair value at end of year	$23.1	$16.7

Funded Status of Plan
Projected benefit obligation	$(32.3)	$(24.8)
Fair value of plan assets	23.1	16.7

Unfunded status	$(9.2)	$(8.1)

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $9.2 million and $8.1 million at the end of 2009 and 2008, respectively.

Periodic Pension Costs

The components of net periodic pension cost are as follows:

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Service cost	$0.3	$0.3	$0.6
Interest cost	1.7	1.6	1.7
Expected return on plan assets	(1.2)	(1.6)	(1.8)
Amortization of prior service costs	0.1	—	—
Amortization of net loss	0.6	0.3	0.4

Net periodic pension cost	$1.5	$0.6	$0.9

Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost are as follows:

(in millions of U.S. dollars)	January 2, 2010	December 27, 2008	December 29, 2007
Unamortized prior service benefit	$(0.6)	$(0.4)	$(0.5)
Unrecognized net actuarial (loss) gain	(6.9)	(6.2)	(2.6)

Unamortized prior service benefit or actual loss	$(7.5)	$(6.6)	$(3.1)

Assumptions

Weighted average assumptions used to determine benefit obligations at year-end:

	January 2, 2010	December 27, 2008	December 29, 2007
Discount rate	6.3%	6.0%	6.0%

Weighted average assumptions used to determine net periodic benefit cost at year-end:

	January 2, 2010	December 27, 2008	December 29, 2007
U.K. Plan
Discount rate	5.8%	6.4%	5.9%
Expected long-term rate of return on plan assets	7.2%	6.9%	7.1%

U.S. Plan
Discount rate	6.2%	6.4%	5.8%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%
Inflation factor	3.7%	3.1%	3.3%

The discount rate for the U.S. Plan is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits for this type of plan. The discount rate of the U.K. Plan is based on a model portfolio of AA rated bonds, using the redemption yields on the constituent stocks of the Merrill Lynch index with a maturity matched to the estimated future pension benefits. The weighted average return for both plans for the year ended January 2, 2010 was approximately 27%. The U.K. and U.S. Plan’s expected return on plan assets are based on our expectation of the long-term average rate of return on assets in the pension funds, which is based on the allocation of assets.

Asset Mix

Our pension plan weighted-average asset allocations by asset category are as follows:

	January 2, 2010	December 27, 2008
U.K. Plan
Equity securities	65.5%	60.0%
Debt securities	34.5%	40.0%

U.S. Plan
Equity securities	50.0%	50.0%
Debt securities	50.0%	50.0%

Plan Assets

Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, but listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. The target allocation percentages for the U.K. Plan assets are 70% in equity securities and 30% in debt securities. The target allocation percentages for the U.S. Plan assets are 50% in equity securities and 50% in debt securities. None of our equity or debt securities are included in plan assets.

Cash Flows

We expect to contribute $1.1 million to the pension plans during the 2010 fiscal year.

The following benefit payments are expected to be paid:

(in millions of U.S. dollars)
Expected benefit payments
FY 2010	$0.8
FY 2011	0.9
FY 2012	1.0
FY 2013	1.1
FY 2015	1.2
FY 2016 through FY 2018	9.0

Cott primarily maintains defined contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $4.1 million for the year ended January 2, 2010 ($5.0 million— December 27, 2008; $5.7 million—December 29, 2007).

The fair values of the company’s pension plan assets at January 2, 2010 were as follows:

(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents [1]	$—	$—	$—

Equities:
International mutual funds	13.2	—	—
Index mutual funds	2.3	—	—
U.S. mutual funds	1.4	—	—

Fixed income:
Mutual funds	6.2	—	—

Total	$23.1	$—	$—

[1]	There is less than $0.1 million of cash equivalents that are valued as Level 2 assets.

Note 16—Commitments and Contingencies

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

(in millions of U.S. dollars)
2010	$18.2
2011	16.1
2012	13.1
2013	10.0
2014	7.7
Thereafter	30.7

$95.8

Operating lease expenses were:

(in millions of U.S. dollars)
Year ended January 2, 2010	$19.9
Year ended December 27, 2008	21.8
Year ended December 29, 2007	22.5

$64.2

Operating lease expenses are shown net of sublease income of $1.0 million for 2009. As of January 2, 2010, we had commitments for capital expenditures of approximately $10.1 million and commitments for inventory of approximately $119.6 million.

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

We had $9.9 million in standby letters of credit outstanding as of January 2, 2010 ($10.8 million— December 27, 2008).

We have future purchase obligations of $285.6 million that consist of commitments for the purchase of inventory, energy transactions and an information technology outsourcing contract. These obligations represent the minimum contractual obligations expected under the normal course of business.

Note 17—Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares on the open market for $6.4 million, of which 2.0 million shares, or $5.4 million, are to be used to satisfy any future liability under the PSU Plan and the EISP Plan and 0.3 million shares, or $1.0 million, are held in trust for certain of our employees as part of the deferred compensation arrangement under the EISP Plan. See Note 6 for further details of these two plans. Treasury shares are reported at cost. In 2009, we issued to the participants 0.6 million shares, or $1.4 million, under the PSU Plan and 0.2 million shares, or $0.6 million, under the EISP Plan.

Note 18—Equity Offering

On August 11, 2009, we completed a public offering of 9,435,000 common shares at a price of $5.30 per share (the “Stock Offering”). Net proceeds of the Stock Offering were $47.5 million, after deducting expenses, underwriting discounts and commissions.

Note 19—Subsequent Events

The remaining $11.1 million of the 2011 Notes was redeemed on February 1, 2010.

Note 20—Quarterly Financial Information—(Unaudited)

	Year ended January 2, 2010 (53 weeks)
(In millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$367.0	$438.8	$404.9	$386.0	$1,596.7
Cost of sales	308.8	365.5	341.1	$331.5	1,346.9

Gross Profit	58.2	73.3	63.8	54.5	249.8
Selling, general and administrative expenses	34.7	35.1	36.9	40.1	146.8
Loss (gain) on disposal of property, plant and equipment	(0.1)	0.1	—	0.5	0.5
Restructuring and asset impairments:
Restructuring	1.2	0.4	—	(0.1)	1.5
Asset impairments	0.1	3.4	—	0.1	3.6

Operating income	22.3	34.3	26.9	13.9	97.4

Net income attributable to Cott Corporation	$19.9	$33.7	$13.9	$14.0	$81.5

Per share data:
Net income per common share
Basic	$0.28	$0.48	$0.18	$0.18	$1.10

Diluted	$0.28	$0.48	$0.18	$0.17	$1.08

	Year ended December 27, 2008 (52 weeks)
(In millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$389.7	$466.5	$420.5	$371.4	$1,648.1
Cost of sales	348.9	409.5	372.8	335.9	1,467.1

Gross Profit	40.8	57.0	47.7	35.5	181.0
Selling, general and administrative expenses	52.8	44.5	42.4	40.1	179.8
Loss on disposal of property, plant and equipment	0.2	0.1	0.1	0.9	1.3
Restructuring, asset and goodwill impairments:
Restructuring	—	6.7	(0.1)	0.1	6.7
Goodwill impairments	—	—	69.2	—	69.2
Asset impairments	—	0.4	26.6	10.0	37.0

Operating (loss) income	(12.2)	5.3	(90.5)	(15.6)	(113.0)

Net (loss) attributable to Cott Corporation	$(21.3)	$(1.8)	$(87.6)	$(12.1)	$(122.8)

Per share data:
Net (loss) per common share
Basic	$(0.30)	$(0.03)	$(1.25)	$(0.17)	$(1.73)

Diluted	$(0.30)	$(0.03)	$(1.25)	$(0.17)	$(1.73)

•

The fourth quarter of 2009 included an extra week, which is estimated to have contributed $20.3 million of revenue and $1.3 million of operating income, and a $3.5 million loss on the retirement of a portion of the 2011 Notes.

•	For the third quarter of 2009, we incurred $2.9 million of executive severance.

•	For the first quarter of 2008, we incurred $6.8 million of executive severance.

Note 21—Guarantor Subsidiaries

The 2011 Notes and 2017 Notes issued by our wholly owned subsidiary, Cott Beverages, Inc. are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by Cott Corporation and certain other wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.

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

Condensed Consolidating Statement of Operations

For the year ended January 2, 2010

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$198.7	$958.8	$360.6	$126.6	$(48.0)	$1,596.7
Cost of sales	167.9	805.9	313.1	108.0	(48.0)	1,346.9

Gross profit	30.8	152.9	47.5	18.6	—	249.8
Selling, general and administrative expenses	36.5	70.9	24.7	14.7	—	146.8
Loss (gain) on disposal of property, plant and equipment	0.2	0.4	(0.1)	—	—	0.5
Restructuring and asset impairments:
Restructuring	0.2	1.3	—	—	—	1.5
Asset impairments	—	3.6	—	—	—	3.6

Operating income (loss)	(6.1)	76.7	22.9	3.9	—	97.4
Other expense (income), net	0.8	3.6	—	—	—	4.4
Intercompany Interest expense (income), net	(8.1)	12.9	(4.8)	—	—	—
Interest expense (income), net	0.3	28.9	0.3	0.2	—	29.7

Income (loss) before income taxes (benefit) and equity (loss) income	0.9	31.3	27.4	3.7	—	63.3
Income taxes (benefit) expense	(16.8)	(9.7)	3.5	0.2	—	(22.8)
Equity income (loss)	63.8	5.7	46.6	—	(116.1)	—

Net income (loss)	81.5	46.7	70.5	3.5	(116.1)	86.1
Less: Net income attributable to non-controlling interests	—	—	—	4.6	—	4.6

Net income (loss) attributed to Cott Corporation	$81.5	$46.7	$70.5	$(1.1)	$(116.1)	$81.5

Condensed Consolidating Statement of Operations

For the year ended December 27, 2008

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$229.1	$942.8	$391.2	$138.2	$(53.2)	$1,648.1
Cost of sales	191.7	858.3	343.4	126.9	(53.2)	1,467.1

Gross profit	37.4	84.5	47.8	11.3	—	181.0
Selling, general and administrative expenses	46.0	83.5	34.6	15.7	—	179.8
Loss (gain) on disposal of property, plant and equipment	0.5	1.2	(0.4)	—	—	1.3
Restructuring, goodwill and asset impairments:
Restructuring	1.1	5.7	—	(0.1)	—	6.7
Goodwill impairments	—	—	69.2	—	—	69.2
Asset impairments	—	37.0	—	—	—	37.0

Operating income (loss)	(10.2)	(42.9)	(55.6)	(4.3)	—	(113.0)
Other expense (income), net	—	(0.2)	(5.3)	0.8	—	(4.7)
Intercompany Interest expense (income), net	(12.4)	12.9	(0.5)	—	—	—
Interest expense (income), net	0.3	31.7	—	0.3	—	32.3

Income (loss) before income taxes (benefit) and equity (loss) income	1.9	(87.3)	(49.8)	(5.4)	—	(140.6)
Income taxes (benefit) expense	0.4	(22.1)	1.6	0.6	—	(19.5)
Equity income (loss)	(124.3)	1.8	(73.6)	—	196.1	—

Net income (loss)	(122.8)	(63.4)	(125.0)	(6.0)	196.1	(121.1)
Less: Net income attributable to non-controlling interests	—	—	—	1.7	—	1.7

Net income (loss) attributed to Cott Corporation	$(122.8)	$(63.4)	$(125.0)	$(7.7)	$196.1	$(122.8)

Condensed Consolidating Statement of Operations

For the year ended December 29, 2007

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue	$268.6	$1,033.8	$409.6	$135.8	$(71.4)	$1,776.4
Cost of sales	228.5	943.0	357.9	120.0	(71.4)	1,578.0

Gross profit	40.1	90.8	51.7	15.8	—	198.4
Selling, general and administrative expenses	31.2	84.6	37.1	9.0	—	161.9
Loss (gain) on disposal of property, plant and equipment	—	0.4	(0.2)	—	—	0.2
Restructuring, goodwill and asset impairments:
Restructuring	10.2	15.3	(1.2)	—	—	24.3
Goodwill impairments	—	55.8	—	—		55.8
Asset impairments	—	5.6	5.1	—	—	10.7

Operating income (loss)	(1.3)	(70.9)	10.9	6.8	—	(54.5)
Other expense (income), net	(4.5)	1.5	(0.7)	(1.0)	—	(4.7)
Interest expense (income), net	(7.1)	37.1	—	2.8	—	32.8

Income (loss) before income taxes (benefit) and equity (loss) income	10.3	(109.5)	11.6	5.0	—	(82.6)
Income taxes (benefit) expense	(7.1)	(6.7)	(0.6)	0.5	—	(13.9)
Equity income (loss)	(88.8)	2.8	(100.2)	—	186.2	—

Net income (loss)	(71.4)	(100.0)	(88.0)	4.5	186.2	(68.7)
Less: Net income attributable to non-controlling interests	—	—	—	2.7	—	2.7

Net income (loss) attributed to Cott Corporation	$(71.4)	$(100.0)	$(88.0)	$1.8	$186.2	$(71.4)

Consolidating Balance Sheet

As of January 2, 2010

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.2	$10.4	$12.2	$4.1	—	$30.9
Accounts receivable	38.1	77.3	55.8	17.5	(36.4)	152.3
Income taxes receivable	2.5	17.8	—	0.5	—	20.8
Inventories	15.9	61.1	15.8	6.9	—	99.7
Prepaid expenses and other assets	4.1	5.2	2.0	0.1	—	11.4
Deferred income taxes	1.5	1.7	—	—	—	3.2
Other current assets	—	—	2.2	—	—	2.2

	66.3	173.5	88.0	29.1	(36.4)	320.5
Property, plant and equipment	47.8	185.3	96.1	13.8	—	343.0
Goodwill	26.1	4.5	—	—	—	30.6
Intangibles and other assets	1.0	111.8	17.7	25.0	—	155.5
Deferred income taxes	5.6	—	—	0.2	(0.4)	5.4
Other tax receivable	—	18.8	—	—	—	18.8
Due from affiliates	247.1	10.0	207.9	41.9	(506.9)	—
Investments in subsidiaries	—	14.5	—	152.5	(167.0)	—

	393.9	518.4	409.7	262.5	(710.7)	873.8

LIABILITIES
Current liabilities
Short-term borrowings	—	20.2	—	—	—	20.2
Current maturities of long-term debt	—	17.2	—	0.4	—	17.6
Income taxes payable	—	—	2.1	—	—	2.1
Accounts payable and accrued liabilities	37.1	99.5	52.4	14.2	(36.4)	166.8
Deferred income taxes	—	—	0.4	—	—	0.4

	37.1	136.9	54.9	14.6	(36.4)	207.1
Long-term debt	—	230.5	—	2.7	—	233.2
Deferred income taxes	—	6.4	10.9	0.2	—	17.5
Other tax liabilities	—	—	—	0.9	(0.4)	0.5
Other long-term liabilities	0.1	6.5	7.6	—	—	14.2
Losses and distributions in excess of investment	(72.5)	—	118.8	—	(46.3)	—
Due from affiliates	43.2	206.6	234.5	22.6	(506.9)	—

	7.9	586.9	426.7	41.0	(590.0)	472.5

Equity
Capital stock
Common shares	322.5	279.2	378.0	175.0	(832.2)	322.5
Treasury shares	(4.4)	—	—	—	—	(4.4)
Additional paid-in-capital	37.4	—	—	—	—	37.4
Retained earnings (deficit)	51.8	(346.2)	(393.0)	(27.6)	766.8	51.8
Accumulated other comprehensive (loss) income	(21.3)	(1.5)	(2.0)	58.8	(55.3)	(21.3)

Total Cott Corporation’s equity	386.0	(68.5)	(17.0)	206.2	(120.7)	386.0
Non-controlling interests	—	—	—	15.3	—	15.3

Total equity	386.0	(68.5)	(17.0)	221.5	(120.7)	401.3
	$393.9	$518.4	$409.7	$262.5	$(710.7)	$873.8

Consolidating Balance Sheet

As of December 27, 2008

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$2.1	$3.1	$7.4	$2.1	$—	$14.7
Accounts receivable	37.1	97.2	57.7	18.3	(45.9)	164.4
Income taxes receivable	—	7.7	—	—	—	7.7
Inventories	19.2	68.7	17.6	5.6	—	111.1
Prepaid expenses and other assets	2.2	3.9	3.0	0.2	—	9.3
Deferred income taxes	—	3.0	—	—	—	3.0

	60.6	183.6	85.7	26.2	(45.9)	310.2
Property, plant and equipment	42.9	197.1	93.9	12.9	—	346.8
Goodwill	22.5	4.5	—	—	—	27.0
Intangibles and other assets	3.3	119.1	18.3	28.9	—	169.6
Deferred income taxes	10.2	—	0.1	—	—	10.3
Other tax receivable	—	9.2	—	—	—	9.2
Due from affiliates	249.7	10.0	210.3	41.9	(511.9)	—
Investments in subsidiaries	—	14.8	—	131.8	(146.6)	—

	$389.2	$538.3	$408.3	$241.7	$(704.4)	$873.1

LIABILITIES
Current liabilities
Short-term borrowings	$2.9	$104.6	$—	$—	$—	$107.5
Current maturities of long-term debt	—	7.3	—	0.3	—	7.6
Income taxes payable	—	0.1	—	—	—	0.1
Accounts payable and accrued liabilities	38.2	95.9	64.3	14.2	(45.9)	166.7
Deferred income taxes	—	—	—	—	—	—

	41.1	207.9	64.3	14.5	(45.9)	281.9
Long-term debt	—	291.4	—	3.0	—	294.4
Deferred income taxes	—	4.8	11.2	—	—	16.0
Other tax liabilities	18.0	—	—	0.3	—	18.3
Other long-term liabilities	0.1	9.6	6.3	—	—	16.0
Losses and distributions in excess of investment	57.8	—	272.7	—	(330.5)	—
Due to affiliates	43.0	209.2	247.0	12.7	(511.9)	—

	160.0	722.9	601.5	30.5	(888.3)	626.6

Equity
Capital stock
Common shares	275.0	211.4	294.5	175.3	(681.2)	275.0
Treasury shares	(6.4)	—	—	—	—	(6.4)
Additional paid-in-capital	38.1	(1.0)	—	1.0	—	38.1
Retained earnings (deficit)	(29.7)	(393.2)	(502.9)	(20.7)	916.8	(29.7)
income	(47.8)	(1.8)	15.2	38.3	(51.7)	(47.8)

Total Cott Corporation’s equity	229.2	(184.6)	(193.2)	193.9	183.9	229.2
Non-controlling interests	—	—	—	17.3	—	17.3

Total equity	229.2	(184.6)	(193.2)	211.2	183.9	246.5
	$389.2	$538.3	$408.3	$241.7	$(704.4)	$873.1

Condensed Consolidating Statement of Cash Flows

For the year ended January 2, 2010

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net income (loss)	$81.5	$46.7	$70.5	$3.5	$(116.1)	$86.1
Depreciation and amortization	8.1	37.9	14.6	5.6	—	66.2
Amortization of financing fees	0.2	1.1	0.2	—	—	1.5
Share-based compensation	0.1	1.2	—	—	—	1.3
Deferred income taxes	3.3	2.9	0.1	(0.1)	—	6.2
Loss (gain) on disposal of property, plant and equipment	0.2	0.4	(0.1)	—	—	0.5
Equity (loss) income, net of distributions	(62.4)	(5.7)	(46.7)	(1.3)	116.1	—
Intercompany transactions	8.6	6.9	—	—	(15.5)	—
Loss on buyback of 2011 Notes	1.5	—	—	—	—	1.5
Asset impairments	—	0.1	—	—	—	0.1
Intangible impairments	—	3.5	—	—	—	3.5
Lease contract termination payments	—	(3.8)	—	—	—	(3.8)
Other non-cash items	—	2.6	—	—	—	2.6
Net change in non-cash working capital	(102.0)	64.6	(0.5)	11.8	15.5	(10.6)

Net cash provided by (used in) operating activities	(60.9)	158.4	38.1	19.5	—	155.1

Investing activities
Additions to property, plant and equipment	(4.3)	(18.4)	(8.6)	(1.0)	—	(32.3)
Proceeds from disposal of property, plant and equipment	—	1.5	0.2	—	—	1.7
Advances to affiliates	12.6	—	(11.2)	(9.9)	8.5	—
Additions to intangibles and other assets	—	(1.6)	—	—	—	(1.6)

Net cash (used in) provided by investing activities	8.3	(18.5)	(19.6)	(10.9)	8.5	(32.2)

Financing activities
Payments of long-term debt	—	(265.2)	—	(0.3)	—	(265.5)
Issue of long-term debt	—	211.9	—	—	—	211.9
Long-term borrowings—ABL	87.0	595.0	86.1	—	—	768.1
Long-term repayments—ABL	(90.1)	(679.4)	(87.1)	—	—	(856.6)
Advances from affiliates	10.0	11.3	(12.8)	—	(8.5)	—
Distributions to subsidiary minority shareowner	—	—	—	(6.6)	—	(6.6)
Issure of common shares	47.5	—	—	—	—	47.5
Deferred financing fees	—	(6.2)	—	—	—	(6.2)
Other financing activities	—	—	—	(0.1)	—	(0.1)

Net cash (used in) provided by financing activities	54.4	(132.6)	(13.8)	(7.0)	(8.5)	(107.5)

Effect of exchange rate on cash	0.3	—	0.1	0.4	—	0.8
Net increase in cash	2.1	7.3	4.8	2.0	—	16.2

Cash and cash equivalents, beginning of period	2.1	3.1	7.4	2.1	—	14.7

Cash and cash equivalents, end of period	$4.2	$10.4	$12.2	$4.1	$—	$30.9

Condensed Consolidating Statement of Cash Flows

For the year ended December 27, 2008

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net income (loss)	$(122.8)	$(63.4)	$(125.0)	$(6.0)	$196.1	$(121.1)
Depreciation and amortization	13.6	41.6	19.5	6.0	—	80.7
Amortization of financing fees	0.2	0.7	0.2	—	—	1.1
Share-based compensation	2.1	3.4	0.1	—	—	5.6
Deferred income taxes	(27.9)	30.7	(3.2)	(13.0)	—	(13.4)
Tax receivable	—	—	—	—	—	—
Increase in other income tax liabilities	21.3	(42.7)	(1.3)	—	—	(22.7)
Loss (gain) on disposal of property, plant and equipment	0.5	1.2	(0.4)	—	—	1.3
Equity (loss) income, net of distributions	124.3	(1.8)	73.6	—	(196.1)	—
Intercompany transactions	9.7	3.8	3.0	—	(16.5)	—
Asset impairments	—	1.6	—	—	—	1.6
Intangible impairments	—	35.4	—	—	—	35.4
Goodwill impairments	—	—	69.2	—	—	69.2
Lease contract termination loss	—	0.3	—	—	—	0.3
Lease contract termination payments	—	(3.8)	—	—	—	(3.8)
Other non-cash items	1.5	1.6	—	—	—	3.1
Net change in non-cash working capital	(34.5)	5.1	30.0	29.0	—	29.6

Net cash provided by (used in) operating activities	(12.0)	13.7	65.7	16.0	(16.5)	66.9

Investing activities
Additions to property, plant and equipment	(2.5)	(42.6)	(8.5)	(2.3)	—	(55.9)
Acquisitions	—	—	—	—	—	—
Proceeds from disposal of property, plant and equipment	2.5	1.9	0.1	—	—	4.5
Advances to affiliates	22.4	—	(10.4)	(6.0)	(6.0)	—
Investment in subsidiary	—	—	—	—	—	—
Additions to intangibles and other assets	(0.3)	(3.1)	—	—	—	(3.4)

Net cash (used in) provided by investing activities	22.1	(43.8)	(18.8)	(8.3)	(6.0)	(54.8)

Financing activities
Payments of long-term debt	—	(8.7)	—	(0.3)	—	(9.0)
Issue of long-term debt	—	33.8	—	—	—	33.8
Payments on extinguishment of credit facility	(20.4)	(91.9)	(13.9)	(1.3)	—	(127.5)
Short-term borrowings	—	(8.1)	—	—	—	(8.1)
Long-term borrowings—ABL	40.9	1,196.9	62.5	—	—	1,300.3
Long-term repayments—ABL	(38.0)	(1,092.2)	(62.5)	—	—	(1,192.7)
Advances from affiliates	6.0	10.4	(22.4)	—	6.0	—
Distributions to subsidiary minority shareowner	—	—	—	(3.9)	—	(3.9)
Issure of common shares	—	—	—	—	—	—
Purchase of treasury shares	(6.4)	—	—	—	—	(6.4)
Issuance of short-term debt	—	—	—	—	—	—
Deferred financing fees	(0.8)	(3.7)	(0.8)	—	—	(5.3)
Dividends paid	—	(3.0)	(9.7)	(3.8)	16.5	—
Other financing activities	(0.2)	(0.3)	—	—	—	(0.5)

Net cash (used in) provided by financing activities	(18.9)	33.2	(46.8)	(9.3)	22.5	(19.3)

Effect of exchange rate on cash	(2.3)	—	(3.0)	(0.2)	—	(5.5)
Net (decrease) increase in cash	(11.1)	3.1	(2.9)	(1.8)	—	(12.7)

Cash and cash equivalents, beginning of period	13.2	—	10.3	3.9	—	27.4

Cash and cash equivalents, end of period	$2.1	$3.1	$7.4	$2.1	$—	$14.7

Condensed Consolidating Statement of Cash Flows

For the year ended December 29, 2007

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net income (loss)	$(71.4)	$(100.0)	$(88.0)	$4.5	$186.2	$(68.7)
Depreciation and amortization	12.3	34.1	20.4	4.9	—	71.7
Amortization of financing fees	0.1	0.2	1.1	0.4	—	1.8
Share-based compensation	1.0	2.8	0.4	—	—	4.2
Deferred income taxes	3.2	(3.8)	0.5	0.2	—	0.1
Increase in other income tax liabilities	(10.6)	10.0	1.5	—	—	0.9
Gain on repurchase of notes	(0.4)	—	—	—	—	(0.4)
Loss (gain) on disposal of property, plant and equipment	—	0.4	(0.2)	—	—	0.2
Equity (loss) income, net of distributions	194.2	1.3	113.3	—	(308.8)	—
Asset impairments	4.3	1.3	5.1	—	—	10.7
Goodwill impairments	—	55.8	—	—	—	55.8
Lease contract termination loss	—	12.5	—	—	—	12.5
Lease contract termination payments	—	(7.7)	—	—	—	(7.7)
Other non-cash items	—	(0.1)	—	—	—	(0.1)
Net change in non-cash working capital	1.1	(39.7)	39.1	(2.0)	—	(1.5)

Net cash provided by (used in) operating activities	133.8	(32.9)	93.2	8.0	(122.6)	79.5

Investing activities
Additions to property, plant and equipment	(6.9)	(47.6)	(17.2)	(1.6)	—	(73.3)
Additions to intangibles and other assets	(2.9)	(0.4)	(0.4)	(0.2)	—	(3.9)
Proceeds from disposal of property, plant and equipment	—	1.3	—	—	—	1.3
Acquisition of business and business assets	—	—	(2.2)	—	—	(2.2)
Return of capital	—	—	97.4	—	(97.4)	—
Advances to affiliates	—	83.3	(25.9)	(34.3)	(23.1)	—

Net cash (used in) provided by investing activities	(9.8)	36.6	51.7	(36.1)	(120.5)	(78.1)

Financing activities
Payments of long-term debt	(5.5)	(2.8)	—	—	—	(8.3)
Issue of long-term debt	—	1.4	—	—	—	1.4
Short-term borrowings	20.4	76.1	(107.7)	34.3	—	23.1
Advances from affiliates	(127.9)	27.2	77.4	0.2	23.1	—
Return of capital	—	(97.4)	—	—	97.4	—
Distributions to subsidiary minority shareowner	—	—	—	(4.0)	—	(4.0)
Issure of common shares	0.5	—	—	—	—	0.5
Dividends paid	—	(13.1)	(105.4)	(4.1)	122.6	—
Other financing activities	(0.4)	—	—	0.1	—	(0.3)

Net cash provided by (used in) financing activities	(112.9)	(8.6)	(135.7)	26.5	243.1	12.4

Effect of exchange rate on cash	0.3	—	(0.1)	—	—	0.2
Net increase (decrease) in cash	11.4	(4.9)	9.1	(1.6)	—	14.0

Cash and cash equivalents, beginning of period	1.8	4.9	1.2	5.5	—	13.4

Cash and cash equivalents, end of period	$13.2	$(0.0)	$10.3	$3.9	$—	$27.4

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions of U.S. dollars)	Year ended January 2, 2010
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.5)	$—	$(0.8)	$0.6	$(0.2)	$(5.9)
Inventories	(7.1)	—	0.6	(0.1)	(0.1)	(6.7)
Deferred income tax assets	(42.7)	—	22.7	2.4	—	(17.6)

	$(55.3)	$—	$22.5	$2.9	$(0.3)	$(30.2)

(In millions of U.S. dollars)	Year ended December 27, 2008
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(4.9)	$—	$(2.4)	$1.5	$0.3	$(5.5)
Inventories	(14.8)	—	(8.3)	1.3	14.7	(7.1)
Deferred income tax liabilities	(20.8)	—	34.6	(19.5)	—	(5.7)
Other tax liabilities	(36.6)	—	(5.1)	23.4	—	(18.3)
Accrued sales incentives	(22.9)	(34.1)	—	5.0	31.0	(21.0)

	$(100.0)	$(34.1)	$18.8	$11.7	$46.0	$(57.6)

(In millions of U.S. dollars)	Year ended December 29, 2007
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.0)	$—	$0.1	$—	$—	$(4.9)
Inventories	(9.3)	—	(22.1)	—	16.6	(14.8)
Deferred income tax assets	(17.5)	—	(21.2)	17.5	—	(21.2)
Other tax liabilities [1]	(30.2)	—	(0.7)	(5.7)	—	(36.6)
Accrued sales incentives	(23.9)	(48.6)	—	—	49.6	(22.9)

	$(85.9)	$(48.6)	$(43.9)	$11.8	$66.2	$(100.4)

[1]

On December 31, 2006, we adopted ASC No. 740 “Income Taxes.” As of the beginning of our 2007 fiscal year, we recorded a liability for uncertain tax provisions in our Consolidated Balance Sheet of $30.2 million. This liability consists of a decrease in retained earnings of $4.2 million, a decrease in additional paid in capital of $4.6 million, a reclassification of $11.5 million from income taxes receivable and the recognition of $9.8 million of deferred tax assets. Included in the recognition of the $9.8 million of deferred tax assets is the 2006 valuation allowance of $17.5 million.

SCH-1

Cott Corporation

Exhibit Index

Number	Description
2.1	Agreement Relating to the Sale and Purchase of the Whole of the Issued Share Capital of Macaw (Holdings) Limited, dated August 10, 2005, between Andrew Cawthray and Others and Martyn Rose and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 16, 2005).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

4.1	Indenture dated as of December 21, 2001 governing the 8.0% Senior Subordinated Notes due in 2011, between Cott Beverages Inc. (as issuer) and HSBC Bank USA (as trustee) (incorporated by reference to Exhibit 4.3 to our Form 10-K filed March 8, 2002).

4.2	Registration Rights Agreement dated as of December 21, 2001, among Cott Beverages Inc., the Guarantors named therein and Lehman Brothers Inc., BMO Nesbitt Burns Corp. and CIBC World Markets Corp. (incorporated by reference to Exhibit 4.4 to our Form 10-K filed March 8, 2002).

4.3	Supplemental Indenture dated as of November 13, 2009 governing the 8.0% Senior Subordinated Notes due 2011, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.4 to our Form 8-K filed on November 16, 2009).

4.4	Indenture dated as of November 13, 2009, governing the 8.375% Senior Notes due 2017, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on November 16, 2009).

4.5	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on November 16, 2009).

4.6	Registration Rights Agreement, dated as of November 13, 2009, among the Issuer, the Company, the guarantors identified therein and Barclays Capital Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to our Form 8-K filed on November 16, 2009).

10.1 [1]	Supply Agreement, dated December 21, 1998, between Wal-Mart Stores, Inc. and Cott Beverages USA, Inc. (now “Cott Beverages Inc.”) (incorporated by reference to Exhibit 10.3 to our Form 10-K filed March 31, 2000).

10.2 [2]	Second Canadian Employee Share Purchase Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 20, 2001).

10.3 [1]	Supply Agreement executed November 11, 2003, effective January 1, 2002 between Crown Cork & Seal Company, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.14 to our Form 10-Q/A filed August 5, 2004).

10.4 [2]	Share Plan for Non-Employee Directors effective November 1, 2003 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 18, 2004).

10.5 [2]	Employment Offer Letter to Matthew A. Kane, Jr. dated March 12, 2004 (incorporated by reference to Exhibit 10.42 to our Form 10-K filed March 11, 2008).

EX-1

Number	Description
10.6 [2]	Restated 1986 Common Share Option Plan of Cott Corporation/Corporation Cott as amended through October 20, 2004 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 16, 2005).

10.7 [1]	Amendment to Supply Agreement between Crown Cork & Seal USA, Inc. (successor to Crown Cork & Seal Company, Inc.) and Cott Corporation, dated December 23, 2004 (incorporated by reference to Exhibit 10.17 to our Form 10-K filed March 16, 2005).

10.8 [2]	Cott Corporation Executive Incentive Share Purchase Plan (2008 Restatement) effective December 31, 2006 (incorporated by reference to Exhibit 4.1 of our Form S-8 filed on June 20, 2008).

10.9 [2]	Employment Offer Letter to William Reis dated January 29, 2007 (incorporated by reference to Exhibit 10.43 to our Form 10-K filed March 11, 2008).

10.10 [2]	Employment Offer Letter to Juan R. Figuereo dated March 5, 2007 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 10, 2007).

10.11 [2]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 11, 2009).

10.12 [2]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007).

10.13 [2]	Amended and Restated Performance Share Unit Plan (incorporated by reference to Exhibit 10.7 to our Form 10-Q filed August 9, 2007).

10.14 [2]	Amended and Restated Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.8 to our Form 10-Q filed August 9, 2007).

10.15 [2]	Employment Offer Letter to Gregory Leiter, executed October 15, 2007 (incorporated by reference to Exhibit 10.41 to our Form 10-K filed March 11, 2008).

10.16 [2]	Employment Offer Letter to Jerry Fowden dated February 29, 2008 (incorporated by reference to Exhibit 10.29 to our Form 10-K filed March 11, 2009).

10.17 [1]	Credit Agreement dated as of March 31, 2008 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, and General Electric Capital Corporation, as Co-Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed April 10, 2008).

10.18 [2]	Employment Agreement with David T. Gibbons dated April 23, 2008 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed May 13, 2008).

10.19	Agreement between Cott Corporation and Cresendo Partners II, L.P., Series I, Crescendo Investments II, LLC, Crescendo Partners III, L.P., Crescendo Investments III, LLC, Eric Rosenfeld, Mark Benadiba, Mario Pilozzi, Csaba Reider, and Greg Monahan, dated June 18, 2008 (incorporated by reference to Exhibit 99.1 to the amended Schedule 13D filed by Crescendo Partners, L.P. on June 20, 2008).

10.20 [2]	Employment Offer Letter to Neal Cravens dated August 19, 2009 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed October 29, 2009).

10.21 [2]	Severance Agreement with Juan Figuereo dated September 1, 2009 and effective October 31, 2009 (filed herewith).

EX-2

Number	Description
10.22	First Amendment to Credit Agreement, U.S. Pledge and Security Agreement and Canadian Pledge and Security Agreement, dated as of July 22, 2009, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and General Electric Capital Corporation as co-collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 22, 2009).

10.23 [2]	Amendment No. 1 to Restated Executive Investment Share Purchase Plan, effective December 28, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 5, 2009).

10.24 [2]	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 24, 2009).

10.25 [2]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K dated February 24, 2009).

10.26 [2]	Amendment to Employment Agreement between Cott Corporation and David T. Gibbons dated February 18, 2009 (incorporated by reference to Exhibit 10.3 to our Form 8-K dated February 24, 2009).

21.1	List of Subsidiaries of Cott Corporation (filed herewith).

23.1	Consent of Independent Registered Certified Public Accounting Firm (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 2, 2010 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 2, 2010 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 2, 2010 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 2, 2010 (furnished herewith).

[1]	Document is subject to request for confidential treatment.

[2]	Indicates a management contract or compensatory plan.

EX-3