Form 10-Q
period 2010-04-03
COTT CORP /CN/
filed 2010-05-12
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 3, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Common Stock, no par value per share	81,331,330 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except per share amounts)

Unaudited

	For the Three Months Ended
	April 3, 2010	March 28, 2009

Revenue, net	$362.9	$367.0
Cost of sales	305.7	308.8

Gross profit	57.2	58.2

Selling, general and administrative expenses	32.4	34.7
Loss (gain) on disposal of property, plant & equipment	0.2	(0.1)
Restructuring and asset impairments
Restructuring	(0.5)	1.2
Asset impairments	—	0.1

Operating income	25.1	22.3

Other expense, net	1.8	0.1
Interest expense, net	6.2	7.6

Income before income taxes	17.1	14.6

Income tax expense (benefit)	4.4	(6.2)

Net income	$12.7	$20.8

Less: Net income attributable to non-controlling interests	1.2	0.9

Net income attributed to Cott Corporation	$11.5	$19.9

Net income per common share attributed to Cott Corporation
Basic	$0.14	$0.28
Diluted	$0.14	$0.28

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	80,374	70,472
Diluted	80,840	70,472

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

Unaudited

	April 3, 2010	January 2, 2010
ASSETS
Current assets
Cash & cash equivalents	$23.2	$30.9
Accounts receivable, net of allowance of $5.8 ($5.9 as of January 2, 2010)	172.6	152.3
Income taxes recoverable	5.8	20.8
Inventories	112.4	99.7
Prepaid and other expenses	10.6	11.4
Deferred income taxes	3.3	3.2
Other current assets	2.1	2.2

Total current assets	330.0	320.5

Property, plant and equipment	335.6	343.0
Goodwill	31.7	30.6
Intangibles and other assets	151.0	155.5
Deferred income taxes	6.1	5.4
Other tax receivable	18.8	18.8

Total assets	$873.2	$873.8

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$27.9	$20.2
Current maturities of long-term debt	5.8	17.6
Income taxes payable	4.3	2.1
Accounts payable and accrued liabilities	160.6	166.8
Deferred income taxes	0.4	0.4

Total current liabilities	199.0	207.1

Long-term debt	232.2	233.2
Deferred income taxes	17.3	17.5
Other tax liabilities	0.5	0.5
Other long-term liabilities	10.5	14.2

Total liabilities	459.5	472.5
Contingencies and Commitments—Note 10

Equity

Capital stock, no par—81,331,330 (January 2, 2010—81,331,330) shares issued	322.5	322.5
Treasury stock	(3.3)	(4.4)
Additional paid-in-capital	37.5	37.4
Retained earnings	63.3	51.8
Accumulated other comprehensive loss	(20.9)	(21.3)

Total Cott Corporation equity	399.1	386.0
Non-controlling interests	14.6	15.3

Total equity	413.7	401.3

Total liabilities and equity	$873.2	$873.8

The accompanying notes are an integral part of these consolidated financial statements

.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	April 3, 2010	March 28, 2009
Operating Activities
Net income	$12.7	$20.8
Depreciation and amortization	15.9	17.0
Amortization of financing fees	0.5	0.3
Share-based compensation expense	0.5	0.1
(Decrease) increase in deferred income taxes	(0.1)	2.2
Decrease in other income tax liabilities	—	(7.8)
Loss (gain) on disposal of property, plant and equipment	0.2	(0.1)
Loss on buyback of notes	0.1	—
Asset impairments	—	0.1
Lease contract termination gain	(0.4)	—
Lease contract termination payments	(3.9)	(0.9)
Other non-cash items	3.0	0.6
Change in accounts receivable	(21.9)	(6.6)
Change in inventories	(12.7)	(3.0)
Change in prepaid expenses and other current assets	0.8	2.7
Change in other assets	(0.5)	0.1
Change in accounts payable and accrued liabilities	(3.4)	(4.0)
Change in income taxes receivable, net	17.4	(0.5)

Net cash provided by operating activities	8.2	21.0

Investing Activities
Additions to property, plant and equipment	(7.6)	(5.9)
Additions to intangibles	(1.1)	—
Proceeds from disposal of property, plant & equipment and held-for-sale assets	0.1	1.2

Net cash used in investing activities	(8.6)	(4.7)

Financing Activities
Payments of long-term debt	(13.2)	(1.8)
Short-term borrowings, ABL	58.6	344.4
Short-term repayments, ABL	(50.8)	(361.3)
Distributions to non-controlling interests	(1.9)	(1.4)
Deferred financing fees	(0.2)	—
Other financing activities	—	(0.1)

Net cash used in financing activities	(7.5)	(20.2)

Effect of exchange rate changes on cash	0.2	(0.2)

Net decrease in cash & cash equivalents	(7.7)	(4.1)

Cash & cash equivalents, beginning of period	30.9	14.7

Cash & cash equivalents, end of period	$23.2	$10.6

Supplemental Noncash Financing Activities:
Capital lease additions	$0.1	$—
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1.3	$2.1
Cash (received) paid for income taxes, net	$(13.8)	0.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interests	Total Equity
Balance at December 27, 2008	71,871	2,307	$275.0	$(6.4)	$38.1	$(29.7)	$(47.8)	$17.3	$246.5

Treasury shares issued - PSU	—	(396)	—	1.1	(1.1)	—	—	—	—
Share-based compensation	—	—	—	—	0.3	—	—	—	0.3
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(4.0)	—	(4.0)
Pension liabilities	—	—	—	—	—	—	0.1	—	0.1
Net income	—	—	—	—	—	19.9	—	0.9	20.8

Balance at March 28, 2009	71,871	1,911	$275.0	$(5.3)	$37.3	$(9.8)	$(51.7)	$16.8	$262.3

Balance at January 2, 2010	81,331	1,504	$322.5	$(4.4)	$37.4	$51.8	$(21.3)	$15.3	$401.3

Treasury shares issued - PSU Plan	—	(437)	—	1.1	(1.1)	—	—	—	—
Tax Impact of PSU distributions	—	—	—	—	0.7	—	—	—	0.7
Treasury Shares issued - EISPP	—	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	0.5	—	—	—	0.5
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	0.3	—	0.3
Pension liabilities	—	—	—	—	—	—	0.2	—	0.2
Unrealized losses on derivative instruments, net of income tax	—	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	11.5	—	1.2	12.7

Balance at April 3, 2010	81,331	1,066	$322.5	$(3.3)	$37.5	$63.3	$(20.9)	$14.6	$413.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	April 3, 2010	March 28, 2009

Net income	$12.7	$20.8

Other comprehensive income (loss), net of tax:
Net currency translation	0.3	(4.0)
Pension benefit plan, net of tax	0.2	0.1
Unrealized losses on derivative instruments	(0.1)	—

Total other comprehensive income (loss), net of tax	0.4	(3.9)

Comprehensive income	$13.1	$16.9

Less: Net income attributable to non-controlling interests	1.2	0.9

Comprehensive income attributed to Cott Corporation	$11.9	$16.0

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 2, 2010. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Recently Issued Accounting Pronouncements

ASC No. 810 – Variable Interest Entity (formerly SFAS No. 167)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC No. 810, “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003), to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC 810 became effective in the first quarter of 2010. This standard does not have an impact on our consolidated financial statements.

ASU 2010 -06 – Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 3, 2010, which did not have a material impact on our financial statements.

Note 2 – Restructuring and Asset Impairments

The Company implements restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance, contract termination and asset impairments, and other employment related costs. In 2007, the Company implemented one such program, which involved the realignment of the management of our Canadian and U.S. businesses to a North American basis, rationalization of our product offerings, elimination of underperforming assets, an increased focus on high potential accounts, and the closure of several plants and warehouses in North America that resulted in lease contract termination losses and a partial reduction in our workforce (the “North American Plan”). The Company also implemented a plan in 2009 (“the 2009 Restructuring Plan”) that resulted in a further reduction of our workforce. During the three months ended April 3, 2010, the Company settled one of its lease obligations related to the North American Plan for $3.0 million which resulted in a gain of approximately $0.4 million. In addition, the Company recorded a $0.1 million gain related to other non-cash charges for the North American Plan.

The following table summarizes restructuring charges incurred during the three months ended April 3, 2010 and March 28, 2009:

	For the three months ended
	April 3, 2010		March 28, 2009
(in millions of U.S. dollars)	North America	Total	North America	Total

Restructuring	$(0.5)	$(0.5)	$1.2	$1.2
Asset impairment	—	—	0.1	0.1

	$(0.5)	$(0.5)	$1.3	$1.3

The following table is a summary of our restructuring liabilities as of April 3, 2010 and January 2, 2010, along with charges to costs and expenses and cash payments:

North American Plan:

(in millions of U.S. dollars)	Balance at January 2, 2010	Charges to costs and expenses	Cash payments	Balance at April 3, 2010

Lease contract termination loss	$5.8	$(0.4)	$(3.9)	$1.5

	$5.8	$(0.4)	$(3.9)	$1.5

The following table is a summary of our restructuring liabilities as of March 28, 2009 and December 27, 2008, along with charges to costs and expenses and cash payments:

North American Plan:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charges to costs and expenses	Cash payments	Balance at March 28, 2009

Lease contract termination loss	$9.6	$—	$(0.9)	$8.7

	$9.6	$—	$(0.9)	$8.7

Note 3 – Share-Based Compensation

Each of our share-based compensation plans has been approved by our shareowners, except for our 1986 Common Share Option Plan, as amended (the “Option Plan”), which was adopted prior to our initial public offering, and our Chief Executive Officer award, which was an inducement grant made to attract and retain that executive. Subsequent amendments to the Option Plan that required shareowner approval have been so approved.

The table below summarizes the share-based compensation expenses for the three month periods ended April 3, 2010 and March 28, 2009. This share-based compensation expense was recorded in selling, general and administrative expenses.

	For the three months ended
(in millions of U.S. dollars)	April 3, 2010	March 28, 2009

Stock options	$0.3	$—
Performance share units	0.1	0.2
Share appreciation rights	0.1	0.1
Interim CEO award	—	(0.1)

Total	$0.5	$0.2

As of April 3, 2010, the unrecognized share-based compensation expense and years we expect to recognize share-based compensation expense were as follows:

	Unrecognized share-based compensation expense as of April 3, 2010 (in millions of U.S. dollars)	Weighted average years expected to recognize compensation
Stock options	0.9	0.3
Performance share units	0.2	0.8
Share appreciation rights	0.1	1.8
Restated Executive Incentive Purchase Plan	0.1	0.8

Total	$1.3

Option Plan

There were no common shares issued pursuant to option exercises during the three months ended April 3, 2010. Options representing 250,000 shares were granted during the first quarter at an exercise price of C$8.01 per share. The fair value of this option grant was estimated to be C$5.16 using the Black-Scholes option pricing model. This grant vests in four equal quarterly installments from the date of grant.

The fair value of each option granted during the quarter was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	April 3, 2010	March 28, 2009
Risk-free interest rate	2.5%	2.3%
Average expected life (years)	5.5	5.5
Expected volatility	74.8%	50.0%
Expected dividend yield	—	—

The table below summarizes option activity for the three months ended April 3, 2010:

	Shares	Weighted average exercise price
	(In thousands)	(Canadian $)
Balance at January 2, 2010	831	$18.97
Awarded	250	8.01
Forfeited or expired	(29)	34.23

Outstanding at April 3, 2010	1,052	15.95

Exercisable at April 3, 2010	802	$18.43

Long-Term Incentive Plans

The Company’s shareowners have approved and adopted two long-term incentive plans, the Amended and Restated Performance Share Unit Plan (“PSU Plan”) and the Amended and Restated Share Appreciation Rights Plan (“SAR Plan”).

Amended and Restated PSU Plan

Under the PSU Plan, performance share units (“PSUs”) may be awarded to employees of our Company and its subsidiaries. The value of an employee’s award under our PSU Plan will depend on (i) our performance over a maximum three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors (“HRCC”). PSUs granted will vest over a term not to exceed three fiscal years. As of April 3, 2010, the Trustee under the PSU Plan held 0.6 million common shares to satisfy our anticipated future liability of this plan. The Company intends that no further grants will be made under the PSU Plan.

Amended and Restated SAR Plan

Under the SAR Plan, share appreciation rights (“SARs”) may be awarded to employees and directors of our Company and its subsidiaries. SARs typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the vesting date of the SAR. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us. During the three months ended April 3, 2010, 154,000 SARs vested out-of-the-money. The Company intends that no further grants will be made under the SAR Plan.

During the three months ended April 3, 2010, PSU and SAR activity was as follows:

	Number of PSUs (In thousands)	Number of SARs (In thousands)
Balance at January 2, 2010	625	254
Awarded	—	—
Issued	(437)	—
Forfeited	—	(154)

Outstanding at April 3, 2010	188	100

Note 4 – Income Taxes

Income tax expense was $4.4 million on pretax income of $17.1 million and $1.2 million of net income attributable to non-controlling interests in the three months ended April 3, 2010 as compared to a $6.2 million benefit on pretax income of $14.6 million and $0.9 million of net income attributable to non-controlling interests in the three months ended March 28, 2009. The estimated effective tax rate applied to income from operations differs from the statutory rate due to the net reversal of previously recorded valuation allowances, the tax benefit of intercompany financing structures and foreign tax rate differentials. Also, the 2009 tax benefit includes an $8.0 million tax benefit related to the reversal of uncertain tax positions in the first quarter of 2009 and a benefit of $0.2 million on the reversal of interest and penalties in the income statement.

Note 5 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options and PSUs.

A reconciliation of the numerators and denominators of the basic and diluted net income per common share computations follows:

	For the three months ended
(In thousands)	April 3, 2010	March 28, 2009
Weighted average number of shares outstanding - basic	80,374	70,472
Dilutive effect of stock options	278	—
Dilutive effect of PSUs	188	—

Adjusted weighted average number of shares outstanding - diluted	80,840	70,472

At April 3, 2010, options to purchase 1,052,150 (March 28, 2009 — 1,067,450) common shares at a weighted average exercise price of C$15.95 (March 28, 2009 — C$20.96) per share were outstanding, of which 452,150 were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares. We excluded 957,104 of treasury shares associated with the PSU Plan and held in various trusts under the PSU Plan in the calculation of basic and diluted earnings per share.

Note 6 – Segment Reporting

We produce, package and distribute retailer brand and branded bottled and canned CSDs, waters, juice-based products, energy-related drinks and ready-to-drink teas to regional and national grocery, mass-merchandise and wholesale chains through five reportable segments – North America (which includes our U.S. reporting unit and Canada reporting unit), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our international corporate expenses).

Operating Segments

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the three months ended
April 3, 2010
External revenue[1]	$263.2	$79.7	$11.8	$8.2	$—	$362.9
Depreciation and amortization	12.1	3.3	0.5	—	—	15.9
Operating income (loss)	20.9	3.0	(1.8)	3.0	—	25.1
Restructuring and asset impairments – Note 2	(0.5)	—	—	—	—	(0.5)
Additions to property, plant and equipment	4.9	2.4	0.3	—	—	7.6

As of April 3, 2010
Property, plant and equipment	$234.4	$87.0	$14.2	$—	$—	$335.6
Goodwill	27.2	—	—	4.5	—	31.7
Intangibles and other assets	134.0	16.2	0.8	—	—	151.0
Total assets[2]	630.3	192.6	36.0	13.6	0.7	873.2

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

Operating Segments

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the three months ended
March 28, 2009
External revenue[1]	$289.0	$64.0	$9.8	$4.2	$—	$367.0
Depreciation and amortization	13.6	3.0	0.4	—	—	17.0
Operating (loss) income	26.3	(2.6)	(2.3)	0.9	—	22.3

Restructuring and asset impairments – Note 2	1.3	—	—	—	—	1.3
Additions to property, plant and equipment	3.0	2.9	—	—	—	5.9

As of January 2, 2010
Property, plant and equipment	$236.5	$93.0	$13.5	$—	$—	$343.0
Goodwill	26.1	—	—	4.5	—	30.6
Intangibles and other assets	137.0	17.7	0.8	—	—	155.5
Total assets[2]	632.1	197.0	33.4	10.6	0.7	873.8

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the three months ended April 3, 2010, sales to Wal-Mart accounted for 32.9% (March 28, 2009—37.2%) of our total revenues, 36.7% of our North America operating segment revenues (March 28, 2009 – 42.2%), 16.8% of our U.K. operating segment revenues (March 28, 2009 – 18.6%), and 45.6% of our Mexico operating segment revenues (March 28, 2009 – 27.4%).

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

Revenues by geographic area are as follows:

(in millions of U.S. dollars)	For the three months ended
	April 3, 2010	March 28, 2009
United States	$235.9	$262.0
Canada	40.1	40.5
United Kingdom	80.4	64.0
Mexico	11.8	9.8
RCI[1]	8.2	4.2
All Other	—	—
Elimination[2]	(13.5)	(13.5)

	$362.9	$367.0

[1]	RCI sells concentrate products to bottlers in approximately 50 countries.
[2]

Represents intersegment revenue among all countries of which $5.9 million and $2.9 million represent intersegment revenue between North America and our international segments for the three months ended April 3, 2010 and March 28, 2009, respectively.

Revenues are attributed to operating segments based on the location of the plant.

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	April 3, 2010	January 2, 2010
United States	$184.5	$188.7
Canada	49.9	47.8
United Kingdom	87.0	93.0
Mexico	14.2	13.5

	$335.6	$343.0

Note 7 – Inventories

(in millions of U.S. dollars)	April 3, 2010	January 2, 2010
Raw materials	$39.0	$39.4
Finished goods	58.1	45.3
Other	15.3	15.0

	$112.4	$99.7

Note 8 – Intangibles and Other Assets Including Goodwill

	April 3, 2010			January 2, 2010
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$31.7	$—	$31.7	$30.6	$—	$30.6

The change in goodwill represents fluctuations in foreign currency exchange rates.

	April 3, 2010			January 2, 2010
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Intangibles

Not subject to amortization
Rights	45.0	—	45.0	45.0	—	45.0

Subject to amortization
Customer relationships	152.8	82.2	70.6	154.1	79.3	74.8
Trademarks	24.6	15.6	9.0	24.7	15.2	9.5
Information technology	55.7	49.4	6.3	54.1	48.3	5.8
Other	3.7	2.1	1.6	3.6	2.0	1.6

	236.8	149.3	87.5	236.5	144.8	91.7

	281.8	149.3	132.5	281.5	144.8	136.7

Other Assets
Financing costs	11.5	2.6	8.9	11.4	2.1	9.3
Deposits	7.5	—	7.5	7.8	—	7.8
Other	8.2	6.1	2.1	7.3	5.6	1.7

	27.2	8.7	18.5	26.5	7.7	18.8

Total Intangibles & Other Assets	$309.0	$158.0	$151.0	$308.0	$152.5	$155.5

Amortization expense of intangibles was $5.3 million for the three months ended April 3, 2010 and $4.9 million for the three months ended March 28, 2009.

The estimated amortization expense for intangibles over the next five years and thereafter is as follows:

(in millions of U.S. dollars)
Remainder of 2010	$10.5
2011	13.6
2012	12.5
2013	12.4
2014	12.0
Thereafter	26.5

$87.5

Note 9 – Debt

Our debt is summarized as follows:

(in millions of U.S. dollars)	April 3, 2010	January 2, 2010
8% senior subordinated notes due in 2011	$—	$11.1
8.375% senior notes due in 2017[1]	215.0	215.0
ABL facility	27.9	20.2
GE Obligation	20.2	22.0
Other capital leases	3.4	3.2
Other debt	2.4	2.6

Total debt	268.9	274.1

Less: Short-term borrowings and current debt:
ABL facility	27.9	20.2

Total short-term borrowings	27.9	20.2

8% senior subordinated notes due in 2011	—	11.1
GE obligation - current maturities	4.7	5.5
Other capital leases - current maturities	0.5	0.4
Other debt - current maturities	0.6	0.6

Total current debt	33.7	37.8

Long-term debt before discount	235.2	236.3
Less discount on 8.375% notes	(3.0)	(3.1)

Total long-term debt	$232.2	$233.2

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

Debt

8% Senior Subordinated Notes due in 2011

The Company repurchased all of the outstanding 8% senior subordinated notes due December 15, 2011 (the “2011 Notes”) for $11.1 million on February 1, 2010, and recorded a loss on buy back of $0.1 million. The 2011 Notes acquired by the Company have been retired, and we have discontinued the payment of interest.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement that created an asset-based lending (“ABL”) credit facility to provide financing for our United States and Canada reporting units and United Kingdom and Mexico operating segments.

As of April 3, 2010, we had $27.9 million in borrowings under the ABL facility outstanding. The commitment fee was 0.5% per annum of the unused commitment which was $189.6 as of April 3, 2010.

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of April 3, 2010, was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on April 3, 2010.

8.375% Senior Notes due in 2017

Under the indenture governing the 8.375% Senior Notes due in 2017 (the “2017 Notes”), we are subject to a number of covenants. We believe we have been in compliance with all of the covenants under the 2017 Notes and there have been no amendments to any such covenants since they were issued.

Note 10 – Contingencies and Commitments

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, income taxes, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

We had $7.5 million in standby letters of credit outstanding as of April 3, 2010 (March 28, 2009 – $9.9 million).

Note 11 – Shares Held in Trust Treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy any future liability under the PSU Plan and the Restated Executive Investment Share Purchase Plan (the “Restated EISPP”). During the three months ended April 3, 2010, we distributed 0.4 million shares from the trust to satisfy certain PSU obligations that had vested. As of April 3, 2010, 0.6 million and 0.5 million shares were held in trust for remaining obligations under the PSU Plan and the Restated EISPP, respectively. Treasury shares are reported at cost.

Note 12 – Hedging Transactions and Derivative Financial Instruments

The Company is directly and indirectly affected by changes in foreign currency market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. Our Company, when deemed appropriate by management, uses derivatives as a risk management tool to mitigate the potential impact of foreign currency market risks. The Company’s foreign currency market risks are managed by the Company through the use of derivative instruments.

The Company purchases forward contract derivative instruments. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price. We do not enter into derivative financial instruments for trading purposes.

All derivatives are carried at fair value in the consolidated balance sheets in the line item accounts payable and accrued liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged.

The Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized into earnings.

The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates (refer to Note 13). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are straightforward over-the-counter instruments with liquid markets.

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. The Company mitigates pre-settlement risk by being permitted to net settle for transactions with the same counterparty.

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the first quarter of 2010. The maximum length of time over which the Company hedges its exposure to future cash flows is typically one year.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens as compared to other currencies, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company’s foreign currency cash flow hedging program as of April 3, 2010, was approximately $6.5 million.

The following table summarizes the Company’s derivative instruments as of April 3, 2010:

(in millions of U.S. dollars)	Liability Derivatives
Derivatives designated as cash flow hedging instruments	Balance sheet location	Fair value

Foreign exchange contracts	Accounts payable and accrued liabilities	$0.1

The settlement of our derivative instruments resulted in a charge to cost of sales of less than $0.1 million for the three months ended April 3, 2010.

Note 13 – Fair Value Measurements

ASC No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of April 3, 2010.

	April 3, 2010
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Netting Adjustment	Fair Value Measurements
Liabilities
Derivatives	$—	$0.1	$—	$—	$0.1

Total Liabilities	$—	$0.1	$—	$—	$0.1

The carrying amounts reflected in the consolidated balance sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of April 3, 2010 and January 2, 2010 are as follows:

	April 3, 2010		January 2, 2010
(in millions of U.S. dollars)	Par Value	Fair Value	Par Value	Fair Value
8% senior subordinated notes due in 2011[1]	$—	$—	$11.1	$11.1
8.375% senior notes due in 2017[1]	215.0	223.1	215.0	222.0
ABL facility	27.9	27.9	20.2	20.2

Total	$242.9	$251.0	$246.3	$253.3

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant.

Note 14 – Subsequent Events

2010 Equity Incentive Plan

Our shareowners approved our 2010 Equity Incentive Plan (the “Equity Incentive Plan”) at the Annual and Special Meeting of Shareowners held on May 4, 2010. Awards under the Equity Incentive Plan may be in the form of incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares, performance units, stock appreciation rights, and stock payments to employees, directors and outside consultants. The Equity Incentive Plan is administered by the HRCC or any other board committee as may be designated by the board from time to time. At the inception of the Equity Incentive Plan, 4,000,000 shares were reserved for future issuance, subject to adjustment upon a share split, share dividend, recapitalization, and other similar transactions and events.

Note 15 – Guarantor Subsidiaries

The 2017 Notes issued by our wholly owned subsidiary, Cott Beverages, Inc. are unconditionally guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.

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

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the three months ended April 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$40.1	$218.1	$80.4	$33.5	$(9.2)	$362.9
Cost of sales	34.0	181.5	70.3	29.1	(9.2)	305.7

Gross profit	6.1	36.6	10.1	4.4	—	57.2
Selling, general and administrative expenses	7.8	14.2	7.0	3.4	—	32.4
Loss on disposal of property, plant and equipment	—	0.2	—	—	—	0.2
Restructuring and asset impairments:
Restructuring	—	(0.5)	—	—	—	(0.5)
Asset impairments	—	—	—	—	—	—

Operating (loss) income	(1.7)	22.7	3.1	1.0	—	25.1

Other expense (income), net	1.7	0.1	0.2	(0.2)	—	1.8
Intercompany interest (income) expense, net	(1.7)	3.2	(1.5)	—	—	—
Interest expense, net	0.1	5.9	0.1	0.1	—	6.2

Income (loss) before income taxes and equity income (loss)	(1.8)	13.5	4.3	1.1	—	17.1

Income tax (benefit) expense	(1.0)	5.1	0.1	0.2	—	4.4
Equity income (loss)	12.3	1.5	9.8	—	(23.6)	—

Net income (loss)	11.5	9.9	14.0	0.9	(23.6)	12.7

Less: Net income attributable to non-controlling interests	—	—	—	1.2	—	1.2

Net income (loss) attributed to Cott Corporation	$11.5	$9.9	$14.0	$(0.3)	$(23.6)	$11.5

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the three months ended March 28, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$40.5	$243.6	$65.1	$29.7	$(11.9)	$367.0
Cost of sales	36.6	197.8	59.9	26.4	(11.9)	308.8

Gross profit	3.9	45.8	5.2	3.3	—	58.2
Selling, general and administrative expenses	6.3	17.4	7.8	3.2	—	34.7
Gain on disposal of property, plant and equipment	—	(0.1)	—	—	—	(0.1)
Restructuring and asset impairments:
Restructuring	—	1.2	—	—	—	1.2
Asset impairments	0.1	—	—	—	—	0.1

Operating (loss) income	(2.5)	27.3	(2.6)	0.1	—	22.3

Other (income) expense, net	(0.4)	0.2	—	0.3	—	0.1
Intercompany interest expense (income), net	(2.4)	3.2	(0.8)	—	—	—
Interest expense, net	0.1	7.4	0.1	—	—	7.6

Income (loss) before income taxes and equity (loss) income	0.2	16.5	(1.9)	(0.2)	—	14.6

Income tax (benefit) expense	(7.8)	2.8	(1.2)	—	—	(6.2)
Equity income (loss)	11.9	1.3	15.8	—	(29.0)	—

Net income (loss)	$19.9	$15.0	$15.1	$(0.2)	$(29.0)	$20.8

Less: Net income attributable to the non-controlling interests	—	—	—	0.9	—	0.9

Net income (loss) income attributed to Cott Corporation	$19.9	$15.0	$15.1	$(1.1)	$(29.0)	$19.9

Consolidating Balance Sheets

As of April 3, 2010

(in millions of U.S. dollars, unaudited)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$11.8	$2.9	$6.5	$2.0	—	$23.2
Accounts receivable, net	26.7	86.3	60.5	19.1	(20.0)	172.6
Income taxes recoverable	3.7	1.5	—	0.6	—	5.8
Inventories	19.3	64.8	18.7	9.6	—	112.4
Prepaid and other expenses	2.1	5.3	3.0	0.2	—	10.6
Deferred income taxes	1.6	1.7	—	—	—	3.3
Other current assets	—	—	2.1	—	—	2.1

	65.2	162.5	90.8	31.5	(20.0)	330.0

Property, plant and equipment	49.9	181.4	89.7	14.6	—	335.6
Goodwill	27.2	4.5	—	—	—	31.7
Intangibles and other assets	0.8	109.8	16.2	24.2	—	151.0
Deferred income taxes	5.8	—	—	0.3	—	6.1
Other tax receivable	—	18.8	—	—	—	18.8
Due from affiliates	249.9	10.0	209.5	41.9	(511.3)	—
Investments in subsidiaries	—	8.4	—	158.9	(167.3)	—

	398.8	495.4	406.2	271.4	(698.6)	873.2

LIABILITIES
Current liabilities
Short-term borrowings	—	23.3	4.6	—	—	27.9
Current maturities of long-term debt	—	5.3	—	0.5	—	5.8
Income taxes payable	—	3.2	1.0	0.1	—	4.3
Accounts payable and accrued liabilities	33.4	79.9	51.8	15.5	(20.0)	160.6
Deferred income taxes	—	—	0.4	—	—	0.4

	33.4	111.7	57.8	16.1	(20.0)	199.0

Long-term debt	0.1	229.4	—	2.7	—	232.2
Deferred income taxes	—	6.4	10.1	0.8	—	17.3
Other tax liabilities	—	—	—	0.5	—	0.5
Other long-term liabilities	—	3.4	7.1	—	—	10.5
Losses and distributions in excess of investment	(77.0)	—	109.6	—	(32.6)	—
Due from affiliates	43.2	208.1	233.4	26.6	(511.3)	—

	(0.3)	559.0	418.0	46.7	(563.9)	459.5

EQUITY
Capital stock	322.5	279.1	372.1	175.1	(826.3)	322.5
Treasury stock	(3.3)	—	—	—	—	(3.3)
Additional paid-in-capital	37.5	—	—	—	—	37.5
Retained earnings (accumulated deficit)	63.3	(341.3)	(388.1)	(29.8)	759.2	63.3
Accumulated other comprehensive (loss) income	(20.9)	(1.4)	4.2	64.8	(67.6)	(20.9)

Total Cott Corporation equity	399.1	(63.6)	(11.8)	210.1	(134.7)	399.1
Non-controlling interests	—	—	—	14.6	—	14.6

Total equity	399.1	(63.6)	(11.8)	224.7	(134.7)	413.7

	$398.8	$495.4	$406.2	$271.4	$(698.6)	$873.2

Consolidating Balance Sheets

As of January 2, 2010

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.2	$10.4	$12.2	$4.1	—	$30.9
Accounts receivable	38.1	77.3	55.8	17.5	(36.4)	152.3
Income taxes recoverable	2.5	17.8	—	0.5	—	20.8
Inventories	15.9	61.1	15.8	6.9	—	99.7
Prepaid and other expenses	4.1	5.2	2.0	0.1	—	11.4
Deferred income taxes	1.5	1.7	—	—	—	3.2
Other current assets	—	—	2.2	—	—	2.2

	66.3	173.5	88.0	29.1	(36.4)	320.5

Property, plant and equipment	47.8	185.3	96.1	13.8	—	343.0
Goodwill	26.1	4.5	—	—	—	30.6
Intangibles and other assets	1.0	111.8	17.7	25.0	—	155.5
Deferred income taxes	5.6	—	—	0.2	(0.4)	5.4
Other tax receivable	—	18.8	—	—	—	18.8
Due from affiliates	247.1	10.0	207.9	41.9	(506.9)	—
Investments in subsidiaries	—	14.5	—	152.5	(167.0)	—

	393.9	518.4	409.7	262.5	(710.7)	873.8

LIABILITIES
Current liabilities
Short-term borrowings	—	20.2	—	—	—	20.2
Current maturities of long-term debt	—	17.2	—	0.4	—	17.6
Income taxes payable	—	—	2.1	—	—	2.1
Accounts payable and accrued liabilities	37.1	99.5	52.4	14.2	(36.4)	166.8
Deferred income taxes	—	—	0.4	—	—	0.4

	37.1	136.9	54.9	14.6	(36.4)	207.1

Long-term debt	—	230.5	—	2.7	—	233.2
Deferred income taxes	—	6.4	10.9	0.2	—	17.5
Other tax liabilities	—	—	—	0.9	(0.4)	0.5

Other long-term liabilities	0.1	6.5	7.6	—	—	14.2
Losses and distributions in excess of investment	(72.5)	—	118.8	—	(46.3)	—
Due from affiliates	43.2	206.6	234.5	22.6	(506.9)	—

	7.9	586.9	426.7	41.0	(590.0)	472.5

EQUITY
Capital stock	322.5	279.2	378.0	175.0	(832.2)	322.5
Treasury stock	(4.4)	—	—	—	—	(4.4)
Restricted shares	—	—	—	—	—	—
Additional paid-in-capital	37.4	—	—	—	—	37.4
Retained earnings (accumulated deficit)	51.8	(346.2)	(393.0)	(27.6)	766.8	51.8
Accumulated other comprehensive (loss) income	(21.3)	(1.5)	(2.0)	58.8	(55.3)	(21.3)

Total Cott Corporation’s equity	386.0	(68.5)	(17.0)	206.2	(120.7)	386.0

Non-controlling interests	—	—	—	15.3	—	15.3

Total equity	386.0	(68.5)	(17.0)	221.5	(120.7)	401.3

	$393.9	$518.4	$409.7	$262.5	$(710.7)	$873.8

Condensed Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended April 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$11.5	$9.9	$14.0	$0.9	$(23.6)	$12.7
Depreciation and amortization	1.6	9.5	3.4	1.4	—	15.9
Amortization of financing fees	0.1	0.4	—	—	—	0.5
Share-based compensation expense	—	0.4	0.1	—	—	0.5
Decrease in deferred income taxes	—	—	(0.1)	—	—	(0.1)
Loss on disposal of property, plant and equipment	—	0.2	—	—	—	0.2
Equity (loss) income, net of distributions	(12.3)	(1.5)	(9.8)	—	23.6	—
Intercompany transactions	2.3	1.9	—	—	(4.2)	—
Loss on buyback of Notes	—	0.1	—	—	—	0.1
Lease contract termination gain	—	(0.4)	—	—	—	(0.4)
Lease contract termination payments	—	(3.9)	—	—	—	(3.9)
Other non-cash items	1.7	1.3	—	—	—	3.0
Net change in non-cash working capital	(1.0)	(14.2)	(11.0)	1.7	4.2	(20.3)

Net cash provided by (used in) operating activities	3.9	3.7	(3.4)	4.0	—	8.2

Investing activities

Additions to property, plant and equipment	(1.8)	(3.1)	(2.4)	(0.3)	—	(7.6)
Additions to intangibles	—	(1.1)	—	—	—	(1.1)
Proceeds from disposal of property, plant and equipment and held-for-sale assets	—	—	0.1	—	—	0.1
Advances to affiliates	1.2	—	(3.1)	(3.9)	5.8	—

Net cash (used in) provided by investing activities	(0.6)	(4.2)	(5.4)	(4.2)	5.8	(8.6)

Financing activities
Payments of long-term debt	—	(13.1)	—	(0.1)	—	(13.2)
Short-term borrowings - ABL	—	51.9	6.7	—	—	58.6
Short-term repayments - ABL	—	(48.6)	(2.2)	—	—	(50.8)
Advances from affiliates	3.9	3.0	(1.1)	—	(5.8)	—

Distributions to non-controlling interests	—	—	—	(1.9)	—	(1.9)
Deferred financing fees	—	(0.2)	—	—	—	(0.2)

Net cash provided by (used in) financing activities	3.9	(7.0)	3.4	(2.0)	(5.8)	(7.5)

Effect of exchange rate on cash	0.4	—	(0.3)	0.1	—	0.2
Net (decrease) increase in cash & cash equivalents	7.6	(7.5)	(5.7)	(2.1)	—	(7.7)

Cash & cash equivalents, beginning of period	4.2	10.4	12.2	4.1	—	30.9

Cash & cash equivalents, end of period	$11.8	$2.9	$6.5	$2.0	$—	$23.2

Condensed Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the three months ended March 28, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$19.9	$15.0	$15.1	$(0.2)	$(29.0)	$20.8
Depreciation and amortization	2.1	10.3	3.3	1.3	—	17.0
Amortization of financing fees	0.1	0.2	—	—	—	0.3
Share-based compensation expense	0.1	—	—	—	—	0.1

Increase (decrease) in deferred income taxes	0.3	2.2	(0.2)	(0.1)	—	2.2
Decrease in other income tax liabilities	(7.8)	—	—	—	—	(7.8)
Gain on disposal of property, plant and equipment	—	(0.1)	—	—	—	(0.1)
Equity income (loss), net of distributions	(11.9)	(1.3)	(15.8)	—	29.0	—
Intercompany transactions	1.8	1.5	—	—	(3.3)	—
Asset impairments	—	0.1	—	—	—	0.1
Lease contract termination payments	—	(0.9)	—	—	—	(0.9)
Other non-cash items	—	0.6	—	—	—	0.6
Net change in non-cash working capital	(23.8)	1.0	(0.8)	9.0	3.3	(11.3)

Net cash (used in) provided by operating activities	(19.2)	28.6	1.6	10.0	—	21.0

Investing activities

Additions to property, plant and equipment	(0.8)	(2.3)	(2.8)	—	—	(5.9)
Proceeds from disposal of property, plant and equipment and held-for-sale assets	—	1.2	—	—	—	1.2
Advances to affiliates	6.3	—	(2.6)	(3.7)	—	(0.0)

Net cash (used in) provided by investing activities	5.5	(1.1)	(5.4)	(3.7)	—	(4.7)

Financing activities
Payments of long-term debt	—	(1.7)	—	(0.1)	—	(1.8)
Short-term borrowings, ABL	67.9	258.2	18.3	—	—	344.4
Short-term payments, ABL	(59.1)	(289.5)	(12.7)	—	—	(361.3)
Advances from affiliates	3.8	2.6	(6.4)	—	—	—
Distributions to non-controlling interests	—	—	—	(1.4)	—	(1.4)
Other financing activities	—	(0.1)	—	—	—	(0.1)

Net cash provided by (used in) financing activities	12.6	(30.5)	(0.8)	(1.5)	—	(20.2)

Effect of exchange rate on cash	(0.2)	—	(0.1)	0.1	—	(0.2)

Net (decrease) increase in cash & cash equivalents	(1.3)	(3.0)	(4.7)	4.9	—	(4.1)

Cash & cash equivalents, beginning of period	2.1	3.1	7.4	2.1	—	14.7

Cash & cash equivalents, end of period	$0.8	$0.1	$2.7	$7.0	$—	$10.6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended January 2, 2010 (the “2009 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A. “Risk Factors” in our 2009 Annual Report.

Overview

We are one of the world’s largest non-alcoholic beverage companies and the world’s largest retailer brand soft drink company. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our retailer partners to provide proven profitable products. As a “fast follower” of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar private label products to provide our retail partners and their consumers with high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the first quarter of 2010 may not necessarily be indicative of the results that may be expected for the full year.

Retailer brand suppliers, such as us, typically operate at low margins and therefore relatively small changes in cost structures can materially impact results.

During the first quarter of 2010, our revenues decreased 1.1%, or 4.4% excluding the impact of foreign exchange. This decrease was primarily due to a decline in North America beverage case volume in carbonated soft drinks (“CSDs”) partially offset by volume improvements in the United Kingdom (“U.K.”) and Royal Crown International (“RCI”). RCI primarily sells concentrate case volume. We also had a favorable foreign exchange impact due to the strengthening of the Canadian dollar, British pound sterling and Mexican peso versus the U.S. dollar compared to the prior year period.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, PET resin, and corn (which is used to produce high fructose corn syrup (“HFCS”)). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases with customers as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. We have entered into fixed price commitments for a majority of our 2010 HFCS and aluminum requirements, with the remaining forecasted requirements to be purchased at prevailing market prices. We have also entered into fixed price commitments for a portion of our estimated aluminum requirements for 2011.

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

For the three months ended April 3, 2010, sales to Wal-Mart accounted for 32.9% (March 28, 2009—37.2%) of our total revenues, 36.7% of our North America operating segment revenues (March 28, 2009 – 42.2%), 16.8% of our U.K. operating segment revenues (March 28, 2009 – 18.6%), and 45.6% of our Mexico operating segment revenues (March 28, 2009 – 27.4%).

Summary financial results

Our net income for the three months ended April 3, 2010 (“first quarter”) was $11.5 million or $0.14 per diluted share, compared with our net income for the first quarter of 2009 of $19.9 million or $0.28 per diluted share.

The following items of significance impacted our first quarter 2010 financial results:

•	increased competition in North America led to beverage case volume declines in that segment of 7.9% from the comparable prior year period;

•	new customer gains and improved product mix in the U.K. led to a beverage case volume improvement in that segment of 12.3% from the comparable prior year period;

•	decreased gross profit margins to 15.8% as compared to 15.9% from the comparable prior year period;

•

increase in the foreign exchange rate for the Canadian dollar, pound sterling and Mexican peso as compared to the U.S. dollar that resulted in a $12.5 million favorable impact on revenues and a $1.2 million favorable impact on gross profit;

•	continued selling, general and administrative cost savings; and

•

tax expense of $4.4 million in the current year as compared to a prior year tax benefit of $6.2 million. The prior year benefit included favorable reversals of accruals related to uncertain tax positions.

The following items of significance impacted our first quarter 2009 financial results:

•	the consumer trend toward private label;

•	overall flat beverage case volume reflecting an increase in our North America reporting unit offset by declines in the U.K. and Mexico reporting units;

•

improved gross profit margins to 15.9% from 10.5%, reflecting higher volumes, increased efficiencies from the utilization of plants, lower ingredient and packaging costs, and the benefit of price increases announced in 2008;

•

decrease in the foreign exchange rate for the Canadian dollar, pound sterling and Mexican peso as compared to the U.S. dollar that resulted in a $37.7 million adverse impact on revenues and a $4.5 million adverse impact on gross profit;

•	additional selling, general and administrative cost savings;

•	restructuring, severance and lease termination costs of $1.2 million in connection with the 2009 Restructuring Plan; and

•	a tax benefit resulting from the reversal of uncertain tax positions that generated an $8.0 million tax benefit and a lower effective income tax rate resulting from intercompany debt structures.

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

Results of Operations

	For the three months ended
	April 3, 2010		March 28, 2009
(In millions of U.S. dollars)	Dollars	Percent of Revenue	Dollars	Percent of Revenue
Revenue, net	$362.9	100.0%	$367.0	100.0%
Cost of sales	305.7	84.2%	308.8	84.1%

Gross profit	57.2	15.8%	58.2	15.9%
Selling, general, and administrative expenses	32.4	8.9%	34.7	9.5%
Loss (gain) on disposal of property, plant and equipment	0.2	0.1%	(0.1)	0.0%
Restructuring	(0.5)	-0.1%	1.2	0.3%
Asset impairment	—	0.0%	0.1	0.0%

Operating income	25.1	6.9%	22.3	6.1%
Other expense, net	1.8	0.5%	0.1	0.0%
Interest expense, net	6.2	1.7%	7.6	2.1%

Income before income taxes	17.1	4.7%	14.6	4.0%

Income tax (benefit) expense	4.4	1.2%	(6.2)	-1.7%

Net income	12.7	3.5%	20.8	5.7%

Less: Net income attributable to non-controlling interests	1.2	0.3%	0.9	0.2%

Net income attributed to Cott Corporation	11.5	3.2%	19.9	5.5%

Depreciation & amortization	$15.9	4.4%	$17.0	4.6%

Analysis of Revenue, Operating Income (Loss) by Geographic Region:

	For the three months ended
(In millions of U.S. Dollars)	April 3, 2010	March 28, 2009
Revenue
North America	$263.2	$289.0
United Kingdom	79.7	64.0
Mexico	11.8	9.8
RCI	8.2	4.2
All Other	—	—

Total	$362.9	$367.0

Operating income (loss)
North America	$20.9	$26.3
United Kingdom	3.0	(2.6)
Mexico	(1.8)	(2.3)
RCI	3.0	0.9
All Other	—	—

Total	$25.1	$22.3

Analysis of Case Volume by Geographic Region:

	For the three months ended
(In millions of cases)	April 3, 2010	March 28, 2009
Volume 8oz equivalent cases - Total Beverage (including concentrate)
North America	152.0	160.8
United Kingdom	44.5	39.6
Mexico	8.3	5.6
RCI	84.3	49.1
All Other	—	—

Total	289.1	255.1

Volume 8oz equivalent cases – Filled Beverage
North America	130.6	141.8
United Kingdom	39.2	35.7
Mexico	8.3	5.6
RCI	—	—
All Other	—	—

Total	178.1	183.1

Analysis of Revenue by Geographic Region:

	For the three months ended April 3, 2010
(In millions of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(4.1)	$(25.8)	$15.7	$2.0	$4.0	$—
Impact of foreign exchange	(12.5)	(6.2)	(5.2)	(1.1)	—	—

Change excluding foreign exchange	$(16.6)	$(32.0)	$10.5	$0.9	$4.0	$—

Percentage change in revenue	-1.1%	-8.9%	24.5%	20.4%	95.2%	—

Percentage change in revenue excluding foreign exchange	-4.4%	-10.8%	15.2%	8.3%	95.2%	—

[1]	Cott includes the following operating segments: North America, United Kingdom, Mexico, RCI and All Other.

Analysis of Revenue and Case Volume by Product:

For the three months ended April 3, 2010
(In millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$166.7	$33.5	$10.4	$—	$—	$210.6
Concentrate	2.0	1.3	—	8.2	—	11.5
All other products	94.5	44.9	1.4	—	—	140.8

Total	$263.2	$79.7	$11.8	$8.2	$—	$362.9

For the three months ended April 3, 2010
(In millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8 ounce volume
Carbonated soft drinks	80.6	21.3	7.0	—	—	108.9
Concentrate	21.5	5.3	—	84.3	—	111.1
All other products	49.9	17.9	1.3	—	—	69.1

Total	152.0	44.5	8.3	84.3	—	289.1

For the three months ended March 28, 2009
(In millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$193.9	$28.3	$9.4	$—	$—	$231.6
Concentrate	1.5	0.9	—	4.2	—	6.6
All other products	93.6	34.8	0.4	—	—	128.8

Total	$289.0	$64.0	$9.8	$4.2	$—	$367.0

For the three months ended March 28, 2009
(In millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8 ounce volume
Carbonated soft drinks	93.0	17.6	5.4	—	—	116.0
Concentrate	19.0	3.9	—	49.1	—	72.0
All other products	48.8	18.1	0.2	—	—	67.1

Total	160.8	39.6	5.6	49.1	—	255.1

Revenue – Revenue decreased 1.1% in the first quarter from the comparable prior year period. This change was primarily due to a decrease in filled beverage 8-ounce equivalents (“beverage case volume”) in our North America operating segment offset in part by favorable foreign exchange rates and an increase in beverage case volume in our U.K. and Mexico operating segments. The strengthening value in the Canadian dollar, the pound sterling and the Mexican peso, each relative to the U.S. dollar, had a collective $12.5 million positive impact on our revenue. Absent foreign exchange impact, revenue decreased by 4.4% for the first quarter from the comparable prior year period.

Our North America operating segment revenue decreased 8.9% in the first quarter from the comparable prior year period, due primarily to a 7.9% decrease in beverage case volume. Net selling price per beverage case (which is revenue divided by beverage case volume) decreased by 1.0% for the first quarter from the comparable prior year period. Absent foreign exchange impact, our North America revenue for the first quarter decreased 10.8%. The decline in revenue was due to a combination of first quarter 2009 revenues being higher than normal due to national brand price increases taken in late 2008 and increased national brand promotional activity in the first quarter of 2010. These factors resulted in a higher than expected decline in revenue at two of our top customers, including our largest customer. The weighted average decline in revenue at these customers was 21.8% during the first quarter of 2010 as compared to the first quarter of 2009, which was higher than the revenue declines we have experienced in prior quarters. However, the decline was offset in part by increased revenues from other existing and new customers. We have taken steps to address the decline in North America revenue, including launching various promotional programs, which we expect should result in improved revenue trends in North America.

Our U.K. operating segment revenue increased 24.5% in the first quarter from the comparable prior year period, due primarily to favorable foreign exchange fluctuations and a 9.8% increase in beverage case volume. Absent foreign exchange impact, U.K. revenue increased 15.2% for the first quarter from the comparable prior year period. Net selling price per beverage case increased 13.4% for the first quarter from the comparable prior year period. The U.K. beverage case volume increased in the first quarter due primarily to growth in energy, sports and isotonic products.

Our Mexico operating segment revenue increased 20.4% in the first quarter from the comparable prior year period, primarily due to a 48.2% increase in beverage case volume. The increase in beverage case volume was due primarily to new business in the retail channel and the commencement of shipments to a new bottled water customer. Absent foreign exchange impact, Mexico revenue increased 8.3% for the first quarter from the comparable prior year period. Net selling price per beverage case decreased 18.8% for the first quarter from the comparable prior year period.

Our RCI operating segment revenue increased 95.2% in the first quarter from the comparable prior year period, due primarily to a 71.7% increase in concentrate case volume and ordering patterns in certain key geographies. Net selling price per beverage case increased 13.7% in the first quarter from the comparable prior year period. RCI primarily sells concentrate case volume.

Cost of Sales – Cost of sales as a percentage of revenue in the first quarter remained flat from the comparable prior year period. Variable costs represented 73.6% of total sales in the first quarter, down from 74.2% from the comparable prior year period. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

Gross Profit – Gross profit for the first quarter as a percentage of revenue decreased slightly to 15.8% from 15.9% of sales in the comparable prior year period.

Selling, General and Administrative Expenses (“SG&A”) – SG&A decreased $2.3 million or 6.6% in the first quarter from the comparable prior year period. As a percentage of revenue, SG&A decreased to 8.9% during the first quarter, from 9.5% in the comparable prior year period.

Both the overall decrease and the percentage of revenue decrease in SG&A for the first quarter were due primarily to a $1.4 million reduction in bad debt expense due to the reversal of the allowance for receivables that were collected, and a $1.2 million decrease in amortization due primarily to a reduction in software costs that became fully amortized in 2009, partially offset by a $0.4 million increase in compensation for the first quarter.

Restructuring – Restructuring charges decreased $1.7 million due to a gain of $0.5 million on a lease contract termination in the first quarter and $1.2 million in severance costs in the comparable prior year period.

Operating Income – Operating income was $25.1 million in the first quarter, as compared to operating income of $22.3 million in the comparable prior year period, primarily due to lower SG&A costs and decreased restructuring charges.

Interest Expense – Net interest expense decreased $1.4 million or 18.4% primarily due to lower average debt amounts.

Income Taxes – We recorded income tax expense of $4.4 million in the first quarter as compared with an income tax benefit of $6.2 million in the comparable prior year period. The prior year benefit included favorable reversals of accruals related to uncertain tax positions.

Net Income Per Share – Net income for the first quarter was $11.5 million or $0.14 per diluted common share as compared to net income of $19.9 million or $0.28 per diluted common share in the comparable prior year period.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three months ended April 3, 2010 and March 28, 2009 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the three months ended
(in millions of U.S. dollars)	April 3, 2010	March 28, 2009

Net cash provided by operating activities	$8.2	$21.0
Net cash used in investing activities	(8.6)	(4.7)
Net cash used in financing activities	(7.5)	(20.2)
Effect of exchange rate changes on cash	0.2	(0.2)

Net decrease in cash & cash equivalents	(7.7)	(4.1)
Cash & cash equivalents, beginning of period	30.9	14.7

Cash & cash equivalents, end of period	$23.2	$10.6

Financial Liquidity

As of April 3, 2010, we had a total of $265.9 million of indebtedness.

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

For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will primarily depend on our ability to retain a substantial amount of volume from our key customers and maintain the profitability of our business. If we do not generate sufficient cash from operations or have excess debt availability to meet our expenses and debt service obligations or if the ABL facility or the 2017 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indenture governing the 2017 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available.

As of April 3, 2010, our total availability under the ABL facility was $158.4 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of February 27, 2010 (the February month-end under the terms of the credit agreement), and we had $27.9 million of ABL borrowings outstanding and $7.5 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $123.0 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

Operating activities

Cash provided by operating activities during the first quarter decreased by $12.8 million compared to the first quarter of 2009 driven primarily by reduced operating results and increased working capital due to a buildup in our accounts receivable and inventory.

Investing activities

Cash used in investing activities during the first quarter increased by $3.9 million compared to the first quarter of 2009 due primarily to increased capital expenditures.

Financing activities

Cash used in financing activities during the first quarter decreased by $12.7 million compared to the first quarter of 2009 due primarily to payments related to our ABL facility in the prior year. In the first quarter we repurchased the remaining $11.1 million of our 2011 Notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of April 3, 2010.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 2, 2010.

Debt

8% Senior Subordinated Notes due in 2011

The Company repurchased the remaining outstanding 2011 Notes for $11.1 million on February 1, 2010 and recorded a loss on the buy-back of $0.1 million. The 2011 Notes acquired by the Company have been retired, and we have discontinued the payment of interest.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of senior notes that are due on November 15, 2017. The 2017 Notes were issued at a $3.1 million discount and deferred financing fees of $5.1 million. The issuer of the 2017 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year, beginning on May 15, 2010.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement that created an ABL credit facility to provide financing for the U.S., Canada, the United Kingdom and Mexico.

As of April 3, 2010, we had $27.9 million in borrowings under the ABL facility outstanding and the commitment fee was 0.5% per annum of the unused commitment.

Credit Ratings and Covenant Compliance

Credit Ratings

The Company’s debt rating on the 2017 Notes is ‘B’ and ‘B3’ by Standard & Poor’s and Moody’s investors services, respectively. Our corporate family rating is ‘B’ and ‘B2’ by Standard & Poor’s and Moody’s rating services, respectively. The Company’s speculative grade liquidity rating by Moody’s is SGL-2.

On April 14, 2010, Moody’s upgraded the Company’s debt rating on the 2017 Notes to ‘B3’ from ‘Caa1’ and the Company’s corporate family rating to ‘B2’ from ‘B3’. Concurrent with these rating upgrades, Moody’s revised the Company’s rating outlook to positive from stable.

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of April 3, 2010 was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on April 3, 2010.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we are subject to a number of covenants. We believe we have been in compliance with all of the covenants under the 2017 Notes and there have been no amendments to any such covenants since they were issued.

Capital Structure

Since January 2, 2010, equity has increased by $12.4 million. The increase was primarily the result of net income of $11.5 million.

Dividend Payments

No dividend payments were made in the first three months of 2010 or in fiscal year 2009, and we do not expect to change this policy in the next 12 months as we intend to use cash for future growth and/or debt repayment.

There are certain restrictions on the payment of dividends under our ABL facility and 2017 Notes indenture.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our critical accounting policies and estimates since January 2, 2010.

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

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Wal-Mart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to manage our operations successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our substantial debt levels and our ability to service and reduce our debt;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating downgrades;

•	further deterioration of the capital markets;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	the impact of regulation and regulatory, investigative and legal actions;

•	the impact of proposed taxes on soda and other sugary drinks;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	our exposure to intangible asset risk;

•	volatility of our stock price;

•	our ability to maintain compliance with the listing requirements of the New York Stock Exchange;

•	our ability to renew our collective bargaining agreements on satisfactory terms; or

•	disruptions in our information systems.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document, as well as in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission and Canadian securities regulatory authorities. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

You should read this document completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not trade market risk sensitive instruments.

Currency Exchange Rate Risk

The Company’s North America operating segment purchases a portion of its inventory for its Canadian operations through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian operations. These inventory purchases are subject to exposure from movements in exchange rates. The Company uses foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities less than one year. As of April 3, 2010, the Company had outstanding foreign exchange forward contracts with notional amounts of $6.5 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of April 3, 2010, a 100 basis point increase in the current per annum interest rate for our ABL facility would result in $0.3 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at April 3, 2010 was 7.9%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 2, 2010.

Item 4.	CONTROLS AND PROCEDURES

Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our first quarter of 2010. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to Cott and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the Securities and Exchange Commission (“SEC”) (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Item 1A.	Risk Factors

Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Employment Offer Letter to Marni Morgan Poe, dated January 14, 2010 (filed herewith).

10.2	Severance Agreement with Matthew A. Kane, Jr. dated January 26, 2010 and effective February 15, 2010 (filed herewith).

10.3	Exhibits to Credit Agreement dated as of March 31, 2008 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, and General Electric Capital Corporation, as Co-Collateral Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2010 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2010 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2010 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2010 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: May 12, 2010	/s/ Neal Cravens
Neal Cravens
Chief Financial Officer

Date: May 12, 2010	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Chief Accounting Officer
(Principal accounting officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Employment Offer Letter to Marni Morgan Poe, dated January 14, 2010 (filed herewith).

10.2	Severance Agreement with Matthew A. Kane, Jr. dated January 26, 2010 and effective February 15, 2010 (filed herewith).

10.3	Exhibits to Credit Agreement dated as of March 31, 2008 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, and General Electric Capital Corporation, as Co-Collateral Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2010 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2010 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2010 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 3, 2010 (furnished herewith).