Form 10-Q
period 2010-07-03
COTT CORP /CN/
filed 2010-08-04
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 3, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common Stock, no par value per share	81,410,120 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except per share amounts)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Revenue, net	$424.7	$438.8	$787.6	$805.8
Cost of sales	351.2	365.5	656.9	674.3

Gross profit	73.5	73.3	130.7	131.5

Selling, general and administrative expenses	34.5	35.1	66.9	69.8
(Gain) loss on disposal of property, plant & equipment	(0.1)	0.1	0.1	—
Restructuring and asset impairments
Restructuring	—	0.4	(0.5)	1.6
Asset impairments	—	3.4	—	3.5

Operating income	39.1	34.3	64.2	56.6

Other expense (income), net	0.5	(2.8)	2.3	(2.7)
Interest expense, net	6.1	7.5	12.3	15.1

Income before income taxes	32.5	29.6	49.6	44.2

Income tax expense (benefit)	8.8	(5.4)	13.2	(11.6)

Net income	$23.7	$35.0	$36.4	$55.8

Less: Net income attributable to non-controlling interests	1.4	1.3	2.6	2.2

Net income attributed to Cott Corporation	$22.3	$33.7	$33.8	$53.6

Net income per common share attributed to Cott Corporation
Basic	$0.28	$0.48	$0.42	$0.76
Diluted	$0.28	$0.48	$0.42	$0.76

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	80,429	70,472	80,401	70,472
Diluted	80,887	70,529	80,861	70,491

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

Unaudited

	July 3, 2010	January 2, 2010
ASSETS
Current assets
Cash & cash equivalents	$20.3	$30.9
Accounts receivable, net of allowance of $5.4 ($5.9 as of January 2, 2010)	195.3	152.3
Income taxes recoverable	7.8	20.8
Inventories	115.0	99.7
Prepaid expenses and other assets	14.2	16.8

Total current assets	352.6	320.5

Property, plant and equipment	332.6	343.0
Goodwill	30.3	30.6
Intangibles and other assets	149.3	155.5
Deferred income taxes	6.6	5.4
Other tax receivable	8.6	18.8

Total assets	$880.0	$873.8

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$10.6	$20.2
Current maturities of long-term debt	5.9	17.6
Accounts payable and accrued liabilities	172.7	169.3

Total current liabilities	189.2	207.1

Long-term debt	231.2	233.2
Deferred income taxes	17.9	17.5
Other long-term liabilities	10.6	14.7

Total liabilities	448.9	472.5
Contingencies and Commitments - Note 10

Equity

Capital stock, no par - 81,410,120 (January 2, 2010 - 81,331,330) shares issued	322.5	322.5
Treasury stock	(3.3)	(4.4)
Additional paid-in-capital	38.7	37.4
Retained earnings	85.6	51.8
Accumulated other comprehensive loss	(27.6)	(21.3)

Total Cott Corporation equity	415.9	386.0

Non-controlling interests	15.2	15.3

Total equity	431.1	401.3

Total liabilities and equity	$880.0	$873.8

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Operating Activities
Net income	$23.7	$35.0	$36.4	$55.8
Depreciation and amortization	14.9	16.3	30.8	33.3
Amortization of financing fees	0.5	0.3	1.0	0.6
Share-based compensation expense	1.2	0.7	1.7	0.8
Decrease in deferred and other income taxes	—	(8.0)	(0.1)	(13.6)
Other non-cash items	1.1	1.8	4.0	2.4
Lease contract termination payments	(0.9)	(1.0)	(4.8)	(1.9)
Change in accounts receivable	(24.4)	(28.7)	(46.3)	(35.3)
Change in inventories	(4.0)	(2.5)	(16.7)	(5.5)
Change in prepaid expenses and other current assets	1.6	(5.7)	2.4	(3.0)
Change in other assets	(0.6)	(0.3)	(1.1)	(0.2)
Change in accounts payable and accrued liabilities	11.2	28.2	7.8	24.2
Change in income taxes	7.0	1.3	24.4	0.8

Net cash provided by operating activities	31.3	37.4	39.5	58.4

Investing Activities
Additions to property, plant and equipment	(10.5)	(7.7)	(18.1)	(13.6)
Additions to intangibles and other assets	(2.3)	—	(3.4)	—
Proceeds from disposal of property, plant and equipment	0.3	0.1	0.4	1.3

Net cash used in investing activities	(12.5)	(7.6)	(21.1)	(12.3)

Financing Activities
Payments of long-term debt	(2.9)	(1.9)	(16.1)	(3.7)
Short-term borrowings, ABL	83.4	286.1	142.0	630.5
Short-term repayments, ABL	(100.8)	(311.3)	(151.6)	(672.6)
Distributions to non-controlling interests	(0.8)	(0.9)	(2.7)	(2.3)
Deferred financing fees	—	—	(0.2)	—
Other financing activities	—	(0.1)	—	(0.2)

Net cash used in financing activities	(21.1)	(28.1)	(28.6)	(48.3)

Effect of exchange rate changes on cash	(0.6)	0.9	(0.4)	0.7

Net (decrease) increase in cash & cash equivalents	(2.9)	2.6	(10.6)	(1.5)

Cash & cash equivalents, beginning of period	23.2	10.6	30.9	14.7

Cash & cash equivalents, end of period	$20.3	$13.2	$20.3	$13.2

Supplemental Noncash Financing Activities:
Capital lease additions	$2.3	$—	$2.4	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10.3	$12.5	$11.6	$14.6
Cash paid (received) for income taxes, net	1.9	(0.4)	(11.8)	(0.2)

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share data)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Capital Stock	Treasury Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 27, 2008	71,871	2,307	$275.0	$(6.4)	$38.1	$(29.7)	$(47.8)	$17.3	$246.5

Treasury shares issued - PSU	—	—	—	1.1	(1.1)	—	—	—	—
Share-based compensation	—	—	—	—	0.8	—	—	—	0.8
Reclassified share-based compensation to liabilities	—	—	—	—	(0.1)	—	—	—	(0.1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2.3)	(2.3)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	17.0	—	17.0
Pension liabilities	—	—	—	—	—	—	0.4	—	0.4
Net income	—	—	—	—	—	53.6	—	2.2	55.8

Balance at June 27, 2009	71,871	2,307	$275.0	$(5.3)	$37.7	$23.9	$(30.4)	$17.2	$318.1

Balance at January 2, 2010	81,331	1,504	$322.5	$(4.4)	$37.4	$51.8	$(21.3)	$15.3	$401.3

Treasury shares issued - PSU Plan	—	(437)	—	1.1	(1.1)	—	—	—	—
Tax Impact of PSU distributions	—	—	—	—	0.7	—	—	—	0.7
Treasury Shares issued - EISPP	—	(1)	—	—	—	—	—	—	—
Share-based compensation	79	—	—	—	1.7	—	—	—	1.7
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2.7)	(2.7)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(6.6)	—	(6.6)
Pension liabilities	—	—	—	—	—	—	0.2	—	0.2
Unrealized gains on derivative instruments, net of income tax	—	—	—	—	—	—	0.1	—	0.1
Net income	—	—	—	—	—	33.8	—	2.6	36.4

Balance at July 3, 2010	81,410	1,066	$322.5	$(3.3)	$38.7	$85.6	$(27.6)	$15.2	$431.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Net income	$23.7	$35.0	$36.4	$55.8

Other comprehensive (loss) income, net of tax:
Net currency translation	(6.9)	21.0	(6.6)	17.0
Pension benefit plan, net of tax	—	0.3	0.2	0.4
Unrealized gains on derivative instruments	0.2	—	0.1	—

Total other comprehensive (loss) income, net of tax	(6.7)	21.3	(6.3)	17.4

Comprehensive income	$17.0	$56.3	$30.1	$73.2

Less: Net income attributable to non-controlling interests	1.4	1.3	2.6	2.2

Comprehensive income attributed to Cott Corporation	$15.6	$55.0	$27.5	$71.0

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

Recent Accounting Pronouncements

ASC No. 810 – Variable Interest Entity (formerly SFAS No. 167)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 810, “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003), to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC 810 became effective in the first quarter of 2010. This standard does not have an impact on our consolidated financial statements.

ASU 2010 -06 – Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 3, 2010, which did not have a material impact on our financial statements.

Note 2 – Restructuring and Asset Impairments

The Company implements restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance, contract termination and asset impairments, and other employment related costs. In 2007, the Company implemented one such program, which involved the realignment of the management of our Canadian and U.S. businesses to a North American basis, rationalization of our product offerings, elimination of underperforming assets, an increased focus on high potential accounts, and the closure of several plants and warehouses in North America that resulted in lease contract termination losses and a partial reduction in our workforce (the “North American Plan”). The Company also implemented a plan in 2009 (“the 2009 Restructuring Plan”) that resulted in a further reduction of our workforce. During the six months ended July 3, 2010, the Company made $4.8 million of cash payments related to the North American Plan. These cash payments included $3.0 million related to the settlement of one of its lease obligations, which resulted in a gain of approximately $0.4 million. In addition, the Company recorded a $0.1 million gain related to other non-cash charges for the North American Plan. In 2009, the Company recorded a $3.4 million asset impairment charge related to customer relationships upon the loss of a customer and a $0.1 million charge for our Elizabethtown facility.

The following table summarizes restructuring charges and gains for the three and six months ended July 3, 2010 and June 27, 2009:

	For Three Months Ended
	July 3, 2010		June 27, 2009
(in millions of U.S. dollars)	North America	Total	North America	Total

Restructuring	$—	$—	$0.4	$0.4
Asset impairments	—	—	3.4	3.4

	$—	$—	$3.8	$3.8

	For Six Months Ended
	July 3, 2010		June 27, 2009
(in millions of U.S. dollars)	North America	Total	North America	Total

Restructuring	$(0.5)	$(0.5)	$1.6	$1.6
Asset impairments	—	—	3.5	3.5

	$(0.5)	$(0.5)	$5.1	$5.1

The following table is a summary of our restructuring liabilities as of January 2, 2010 and July 3, 2010, along with charges to costs and expenses and cash payments:

North American Plan:

(in millions of U.S. dollars)	Balance at January 2, 2010	Charges to costs and expenses	Cash payments	Balance at July 3, 2010

Lease contract termination loss	$5.8	$(0.4)	$(4.8)	$0.6

	$5.8	$(0.4)	$(4.8)	$0.6

The following table is a summary of our restructuring liabilities as of December 27, 2008 and June 27, 2009, along with charges to costs and expenses and cash payments:

North American Plan:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charges to costs and expenses	Cash payments	Balance at June 27, 2009

Lease contract termination loss	$9.6	$—	$(1.8)	$7.8

	$9.6	$—	$(1.8)	$7.8

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

The table below summarizes the share-based compensation expenses for the three and six months ended July 3, 2010 and June 27, 2009. This shared-based compensation expense was recorded in selling, general and administrative expenses.

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Stock options	$0.5	$0.1	$0.8	$0.1
Performance share units	0.1	0.2	0.2	0.4
Director share units	0.6	—	0.6	—
Share appreciation rights	—	0.1	0.1	0.2
Restricted stock	—	0.1	—	0.1
Interim CEO award	—	—	—	(0.1)

Total	$1.2	$0.5	$1.7	$0.7

As of July 3, 2010, the unrecognized shared-based compensation expense and years we expect to recognize as future share-based compensation expense were as follows:

	Unrecognized share-based compensation expense as of July 3, 2010 (in millions of U.S. dollars)	Weighted average years expected to recognize compensation

Stock options	$0.4	0.3
Performance share units	0.1	0.5
Share appreciation rights	0.1	1.7
Restated Executive Incentive Share Purchase Plan	0.1	0.5

Total	$0.7

Option Plan

There were no common shares issued pursuant to option exercises during the six months ended July 3, 2010. Options representing 250,000 shares were granted during the first quarter of 2010 at an exercise price of C$8.01 per share. The fair value of this option grant was estimated to be C$5.16 using the Black-Scholes option pricing model. This grant vests in four equal quarterly installments from the date of grant.

The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	July 3, 2010	June 27, 2009
Risk-free interest rate	2.5%	2.3%
Average expected life (years)	5.5	5.5
Expected volatility	74.8%	50.0%
Expected dividend yield	—	—

The table below summarizes option activity for the six months ended July 3, 2010:

	Shares (in thousands)	Weighted average exercise price (Canadian $)

Balance at January 2, 2010	831	$18.97
Awarded	250	8.01
Forfeited or expired	(34)	33.38

Outstanding at July 3, 2010	1,047	15.88

Exercisable at July 3, 2010	922	$16.95

Long-Term Incentive Plans

During the second quarter of 2006, our shareowners approved and adopted two long-term incentive plans, the Performance Share Unit Plan (“PSU Plan”) and the Share Appreciation Rights Plan (“SAR Plan”). The PSU Plan and SAR Plan were amended and restated in the second quarter of 2007.

Amended and Restated PSU Plan

Under the PSU Plan, performance share units (“PSUs”) may be awarded to employees of our Company and its subsidiaries. The value of an employee’s award under our PSU Plan will depend on (i) our performance over a maximum three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets will be established annually by the Human Resources and Compensation Committee of the Board of Directors (“HRCC”). PSUs granted will vest over a term not to exceed three fiscal years. As of July 3, 2010, the Trustee under the PSU Plan held 0.6 million common shares as treasury stock to satisfy our anticipated future liability of this plan. The Company intends that no further grants will be made under the PSU Plan.

Amended and Restated SAR Plan

Under the SAR Plan, share appreciation rights (“SARs”) may be awarded to employees and directors of our Company and its subsidiaries. SARs typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the vesting date of the SAR. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us. During the six months ended July 3, 2010, 154,000 SARs vested out-of-the-money. The Company intends that no further grants will be made under the SAR Plan.

During the six months ended July 3, 2010, PSU and SAR activity was as follows:

	Number of PSUs (in thousands)	Number of SARs (in thousands)

Balance at January 2, 2010	625	254
Awarded	—	—
Issued	(437)	—
Forfeited	—	(154)

Outstanding at July 3, 2010	188	100

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

On May 4, 2010, the Company granted 78,790 common shares to the non-management members of the Company’s Board of Directors under of the Equity Incentive Plan. The common shares were issued in consideration of such members’ annual board retainer fee.

Average Canadian – U.S. Dollar Exchange Rates for 2010 and 2009

Various compensation components in Note 3 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the three and six months ended July 3, 2010 and June 27, 2009, respectively, for comparative purposes:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Average exchange rate	$0.973	$0.852	$0.967	$0.830

Note 4 – Income Taxes

Income tax expense was $13.2 million on pretax income of $49.6 million and $2.6 million of net income attributable to non-controlling interests for the six months ended July 3, 2010 as compared to a $11.6 million benefit on pretax income of $44.2 million and $2.2 million of net income attributable to non-controlling interests for the six months ended June 27, 2009. The estimated effective tax rate applied to income from operations differs from the statutory rate due to the net reversal of previously recorded valuation allowances, the tax benefit of intercompany financing structures and foreign tax rate differentials. Also, the 2009 tax benefit includes a $14.1 million tax benefit related to the reversal of uncertain tax positions in the first half of 2009 and a benefit of $2.4 million on the reversal of interest and penalty accruals in the income statement.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations follows:

	For the three months ended
(In thousands)	July 3, 2010	June 27, 2009
Weighted average number of shares outstanding - basic	80,429	70,472
Dilutive effect of stock options	270	57
Dilutive effect of PSUs	188	—

Adjusted weighted average number of shares outstanding - diluted	80,887	70,529

	For the six months ended
(In thousands)	July 3, 2010	June 27, 2009
Weighted average number of shares outstanding - basic	80,401	70,472
Dilutive effect of stock options	272	19
Dilutive effect of PSUs	188	—

Adjusted weighted average number of shares outstanding - diluted	80,861	70,491

At July 3, 2010, options to purchase 1,046,650 (June 27, 2009 — 919,650) common shares at a weighted average exercise price of C$15.88 (June 27, 2009 — C$19.51) per share were outstanding, of which 696,650 were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares. We excluded 957,104 of treasury shares associated with the PSU Plan and held in various trusts under the PSU Plan in the calculation of basic and diluted earnings per share.

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

	Operating Segments[1]
(in millions of U.S. dollars)	North America	U.K.	Mexico	RCI	All Other	Total

For the Three Months Ended
July 3, 2010

External revenue[1]	$300.8	$101.2	$14.1	$8.6	$—	$424.7
Depreciation and amortization	11.5	2.9	0.5	—	—	14.9
Operating income (loss)	30.2	8.7	(2.2)	2.4	—	39.1
Additions to property, plant and equipment	7.1	2.0	1.4	—	—	10.5

For the Six Months Ended
July 3, 2010

External revenue[1]	$564.0	$180.9	$25.9	$16.8	$—	$787.6
Depreciation and amortization	23.6	6.2	1.0	—	—	30.8
Operating income (loss)	51.1	11.7	(4.0)	5.4	—	64.2
Restructuring and asset impairments – Note 2	(0.5)	—	—	—	—	(0.5)
Additions to property, plant and equipment	12.0	4.4	1.7	—	—	18.1

As of July 3, 2010
Property, plant and equipment	$233.0	$85.4	$14.2	$—	$—	$332.6
Goodwill	25.8	—	—	4.5	—	30.3
Intangibles and other assets	132.7	15.8	0.8	—	—	149.3
Total assets[2]	628.0	200.1	35.1	16.1	0.7	880.0

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

	Operating Segments[1]
(in millions of U.S. dollars)	North America	U.K.	Mexico	RCI	All Other	Total

For the Three Months Ended
June 27, 2009

External revenue[1]	$323.5	$99.0	$10.6	$5.7	$—	$438.8
Depreciation and amortization	12.6	3.1	0.4	—	0.2	16.3
Operating income (loss)	26.6	8.3	(1.2)	0.6	—	34.3
Restructuring and asset impairments – Note 2	3.8	—	—	—	—	3.8
Additions to property, plant and equipment	5.2	2.4	0.1	—	—	7.7

For the Six Months Ended
June 27, 2009

External revenue[1]	$612.5	$163.0	$20.4	$9.9	$—	$805.8
Depreciation and amortization	26.2	6.1	0.8	—	0.2	33.3
Operating income (loss)	52.9	5.7	(3.5)	1.5	—	56.6
Restructuring and asset impairments – Note 2	5.1	—	—	—	—	5.1
Additions to property, plant and equipment	8.2	5.3	0.1	—	—	13.6

As of January 2, 2010
Property, plant and equipment	$236.5	$93.0	$13.5	$—	$—	$343.0
Goodwill	26.1	—	—	4.5	—	30.6
Intangibles and other assets	137.0	17.7	0.8	—	—	155.5
Total assets[2]	632.1	197.0	33.4	10.6	0.7	873.8

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the six months ended July 3, 2010, sales to Wal-Mart accounted for 29.7% (June 27, 2009—34.9%) of our total revenues, 34.4% of our North America operating segment revenues (June 27, 2009 – 40.6%), 15.9% of our U.K. operating segment revenues (June 27, 2009 – 17.4%), and 32.8% of our Mexico operating segment revenues (June 27, 2009 – 20.9%).

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

Revenues by geographic area are as follows:

(in millions of U.S. dollars)	For the Three Months Ended		For the Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
United States	$255.5	$280.6	$491.4	$542.6
Canada	62.0	60.6	102.1	101.1
United Kingdom	101.2	99.7	181.6	163.7
Mexico	14.1	10.6	25.9	20.4
RCI[1]	8.6	5.7	16.8	9.9
All Other	—	—	—	—
Elimination[2]	(16.7)	(18.4)	(30.2)	(31.9)

	$424.7	$438.8	$787.6	$805.8

[1]	RCI sells concentrate products to bottlers in approximately 50 countries.
[2]

Represents intersegment revenue among all countries of which $4.9 million and $10.8 million represent intersegment revenue between North America and our international segments for the three and six months ended July 3, 2010 and $4.0 million and $6.9 million represent intersegment revenue between North America and our international segments for the three and six months ended June 27, 2009, respectively.

Revenues are attributed to operating segments based on the location of the plant.

Revenues by product are as follows:

	For the Three Months Ended July 3, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$183.7	$39.0	$12.1	$—	$—	$234.8
Concentrate	1.9	1.3	—	8.6	—	11.8
All other products	115.2	60.9	2.0	—	—	178.1

Total	$300.8	$101.2	$14.1	$8.6	$—	$424.7

	For the Six Months Ended July 3, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$350.4	$72.5	$22.5	$—	$—	$445.4
Concentrate	3.9	2.6	—	16.8	—	23.3
All other products	209.7	105.8	3.4	—	—	318.9

Total	$564.0	$180.9	$25.9	$16.8	$—	$787.6

	For the Three Months Ended June 27, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$207.0	$45.9	$9.5	$—	$—	$262.4
Concentrate	1.6	1.5	—	5.1	—	8.2
All other products	114.9	51.6	1.1	0.6	—	168.2

Total	$323.5	$99.0	$10.6	$5.7	$—	$438.8

	For the Six Months Ended June 27, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$400.9	$74.2	$18.9	$—	$—	$494.0
Concentrate	3.1	2.4	—	9.3	—	14.8
All other products	208.5	86.4	1.5	0.6	—	297.0

Total	$612.5	$163.0	$20.4	$9.9	$—	$805.8

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	July 3, 2010	January 2, 2010

United States	$185.6	$188.7
Canada	47.4	47.8
United Kingdom	85.4	93.0
Mexico	14.2	13.5

	$332.6	$343.0

Note 7 – Inventories

(in millions of U.S. dollars)	July 3, 2010	January 2, 2010

Raw materials	$43.3	$39.4
Finished goods	57.2	45.3
Other	14.5	15.0

	$115.0	$99.7

Note 8 – Intangibles and Other Assets including Goodwill

	July 3, 2010			January 2, 2010
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$30.3	$—	$30.3	$30.6	$—	$30.6

Goodwill is not subject to amortization and the change in goodwill represents fluctuations in foreign currency exchange rates.

	July 3, 2010			January 2, 2010
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles

Not subject to amortization
Rights	45.0	—	45.0	45.0	—	45.0

Subject to amortization
Customer relationships	150.6	82.5	68.1	154.1	79.3	74.8
Trademarks	28.7	20.1	8.6	24.7	15.2	9.5
Information technology	56.9	48.7	8.2	54.1	48.3	5.8
Other	3.6	2.1	1.5	3.6	2.0	1.6

	239.8	153.4	86.4	236.5	144.8	91.7

	284.8	153.4	131.4	281.5	144.8	136.7

Other Assets
Financing costs	11.5	3.1	8.4	11.4	2.1	9.3
Deposits	7.6	—	7.6	7.8	—	7.8
Other	7.1	5.2	1.9	7.3	5.6	1.7

	26.2	8.3	17.9	26.5	7.7	18.8

Total Intangibles & Other Assets	$311.0	$161.7	$149.3	$308.0	$152.5	$155.5

Amortization expense of intangible and other assets was $4.6 million and $9.9 million for the three and six months ended July 3, 2010 and $4.4 million and $9.3 million for the three and six months ended June 27, 2009, respectively.

The estimated amortization expense for intangibles over the next five years and thereafter is as follows:

(in millions of U.S. dollars)
Remainder of 2010	$7.0
2011	13.9
2012	12.8
2013	12.7
2014	12.4
Thereafter	27.6

$86.4

Note 9 – Debt

Our total debt is as follows:

(in millions of U.S. dollars)	July 3, 2010	January 2, 2010
8% senior subordinated notes due in 2011	$—	$11.1
8.375% senior notes due in 2017	215.0	215.0
ABL facility	10.6	20.2
GE Obligation	18.4	22.0
Other capital leases	4.4	3.2
Other debt	2.2	2.6

Total debt	250.6	274.1
Less: Short-term borrowings and current debt:
ABL facility	10.6	20.2

Total short-term borrowings	10.6	20.2
8% senior subordinated notes due in 2011	—	11.1
GE obligation - current maturities	3.9	5.5
Other capital leases - current maturities	1.4	0.4
Other debt - current maturities	0.6	0.6

Total current debt	16.5	37.8
Long-term debt before discount	234.1	236.3
Less discount on 8.375% notes	(2.9)	(3.1)

Total long-term debt	$231.2	$233.2

Debt

8% Senior Subordinated Notes due in 2011

The Company repurchased all of the outstanding 8% senior subordinated notes due December 15, 2011 (the “2011 Notes”) for $11.1 million on February 1, 2010, and recorded a loss on buyback of $0.1 million. The 2011 Notes acquired by the Company have been retired, and we have discontinued the payment of interest.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement that created an asset-based lending (“ABL”) credit facility to provide financing for our North America, United Kingdom and Mexico operating segments.

As of July 3, 2010, we had $10.6 million in borrowings under the ABL facility outstanding. The commitment fee was 0.5% per annum of the unused commitment, which was $206.9 million as of July 3, 2010.

8.375% Senior Subordinated Notes due in 2017

On November 13, 2009, we issued $215.0 million of senior subordinated notes that are due on November 15, 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount and deferred financing fees of $5.1 million. The issuer of the 2017 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year, beginning on May 15, 2010.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortizedover an eight-year period, which represents the duration of the 2017 Notes.

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of July 3, 2010, was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on July 3, 2010.

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

We had $7.5 million in standby letters of credit outstanding as of July 3, 2010 (June 27, 2009 – $9.9 million).

Note 11 – Shares Held in Trust Treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy any future liability under the PSU Plan and the Restated Executive Investment Share Purchase Plan (the “Restated EISPP”). During six months ended July 3, 2010, we distributed 0.4 million shares from the trust to satisfy certain PSU obligations that had vested. As of July 3, 2010, 0.6 million and 0.5 million shares were held in trust for remaining obligations under the PSU Plan and the Restated EISPP, respectively. Treasury shares are reported at cost.

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

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the first half of 2010. The maximum length of time over which the Company hedges its exposure to future cash flows is typically one year.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens as compared to other currencies, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company’s foreign currency cash flow hedging program as of July 3, 2010, was approximately $4.5 million.

The following table summarizes the Company’s derivative instruments as of July 3, 2010:

(in millions of U.S. dollars)	Asset Derivatives
Derivatives designated as cash flow hedging instruments	Balance sheet location	Fair value

Foreign exchange contracts	Accounts receivable	$0.2

The settlement of our derivative instruments resulted in a charge to cost of sales of $0.1 million for each of the three and six months ended July 3, 2010.

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

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of July 3, 2010.

	July 3, 2010
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Netting Adjustment	Fair Value Measurements
Assets
Derivatives	$—	$0.2	$—	$—	$0.2

Total Assets	$—	$0.2	$—	$—	$0.2

The carrying amounts reflected in the consolidated balance sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of July 3, 2010 and January 2, 2010 are as follows:

	July 3, 2010		January 2, 2010
(in millions of US dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8% senior subordinated notes due in 2011[1]	$—	$—	$11.1	$11.1
8.375% senior notes due in 2017[1]	215.0	217.7	215.0	222.0
ABL facility	10.6	10.6	20.2	20.2

Total	$225.6	$228.3	$246.3	$253.3

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant.

Note 14 – Subsequent Events

On July 7, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets of Cliffstar Corporation (“Cliffstar”), a privately-owned company that is one of the leading suppliers of private-label beverages and the largest private-label producer of apple juice, grape juice, cranberry juice and juice-blends in North America (such acquisition, the “Cliffstar Acquisition”). Pursuant to the Asset Purchase Agreement, the Company will acquire substantially all of the assets and liabilities of Cliffstar and its affiliated companies. The purchase price is $500 million in cash, payable at closing, subject to certain adjustments relating to working capital and other items, and $14 million of deferred compensation which will be paid over a three year period. Cliffstar is also entitled to additional contingent earnout consideration of up to a maximum of $55 million, the first $15 million of which is payable upon the successful completion of certain expansion projects in 2010 and the remainder of which is based upon the achievement of certain performance measures during the fiscal year ending January 1, 2011. Consummation of the Cliffstar Acquisition is subject to several conditions, including receipt of financing and regulatory approval, and there can be no assurance that the Cliffstar Acquisition will be completed as contemplated, or at all. The condition relating to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has been satisfied as of July 30, 2010.

The Company intends to finance the transaction by a combination of a new debt issuance of $375 million, new common equity issuance of $65 million, and incremental borrowings of up to $85 million under an amended or refinanced ABL facility. The Company expects to amend or refinance the existing ABL facility (the “Amended ABL Facility”) in connection with the transaction to, among other things, provide for the Cliffstar Acquisition, the new common equity issuance of $65 million and the application of net proceeds therefrom and the new debt issuance of $375 million and the application of net proceeds therefrom. In addition, we are contemplating increasing the amount available for borrowing to an amount up to $300.0 million, although as of the date hereof our committed amount from the lenders is approximately $225 million.

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

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended July 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$62.0	$236.1	$101.2	$37.5	$(12.1)	$424.7
Cost of sales	45.8	200.3	84.7	32.5	(12.1)	351.2

Gross profit	16.2	35.8	16.5	5.0	—	73.5
Selling, general and administrative expenses	9.8	12.9	7.9	3.9	—	34.5
Gain on disposal of property, plant and equipment	—	(0.1)	—	—	—	(0.1)

Operating income	6.4	23.0	8.6	1.1	—	39.1

Other expense, net	0.2	—	0.2	0.1	—	0.5
Intercompany interest (income) expense, net	(1.6)	3.2	(1.6)	—	—	—
Interest expense, net	0.1	5.9	0.1	—	—	6.1

Income before income taxes and equity income (loss)	7.7	13.9	9.9	1.0	—	32.5

Income tax expense	3.1	4.2	1.4	0.1	—	8.8
Equity income (loss)	17.7	1.7	11.6	—	(31.0)	—

Net income (loss)	$22.3	$11.4	$20.1	$0.9	$(31.0)	$23.7

Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net income (loss) attributed to Cott Corporation	$22.3	$11.4	$20.1	$(0.5)	$(31.0)	$22.3

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended June 27, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$60.6	$260.7	$100.9	$32.7	$(16.1)	$438.8
Cost of sales	50.0	217.6	85.8	28.2	(16.1)	365.5

Gross profit	10.6	43.1	15.1	4.5	—	73.3
Selling, general and administrative expenses	7.5	18.0	6.9	2.7	—	35.1
Loss (gain) on disposal of property, plant and equipment	0.1	0.1	(0.1)	—	—	0.1
Restructuring and asset impairments
Restructuring	0.2	0.2	—	—	—	0.4
Asset impairments	(0.1)	3.5	—	—	—	3.4

Operating income	2.9	21.3	8.3	1.8	—	34.3

Other income, net	(2.3)	(0.2)	—	(0.3)	—	(2.8)
Intercompany interest (income) expense, net	(2.3)	3.3	(1.0)	—	—	—
Interest expense, net	0.1	7.2	0.1	0.1	—	7.5

Income before income taxes and equity income (loss)	7.4	11.0	9.2	2.0	—	29.6

Income tax (benefit) expense	(7.9)	0.7	1.7	0.1	—	(5.4)
Equity income (loss)	18.4	1.5	11.9	—	(31.8)	—

Net income (loss)	$33.7	$11.8	$19.4	$1.9	$(31.8)	$35.0

Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net income (loss) attributed to Cott Corporation	$33.7	$11.8	$19.4	$0.6	$(31.8)	$33.7

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Six Months Ended July 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$102.1	$454.2	$181.6	$71.0	$(21.3)	$787.6
Cost of sales	79.8	381.8	155.0	61.6	(21.3)	656.9

Gross profit	22.3	72.4	26.6	9.4	—	130.7
Selling, general and administrative expenses	17.6	27.1	14.9	7.3	—	66.9
Loss on disposal of property, plant and equipment	—	0.1	—	—	—	0.1
Restructuring	—	(0.5)	—	—	—	(0.5)

Operating income	4.7	45.7	11.7	2.1	—	64.2

Other expense (income), net	1.9	0.1	0.4	(0.1)	—	2.3
Intercompany interest (income) expense, net	(3.3)	6.4	(3.1)	—	—	—
Interest expense, net	0.2	11.8	0.2	0.1	—	12.3

Income before income taxes and equity income (loss)	5.9	27.4	14.2	2.1	—	49.6

Income tax expense	2.1	9.3	1.5	0.3	—	13.2
Equity income (loss)	30.0	3.2	21.4	—	(54.6)	—

Net income (loss)	$33.8	$21.3	$34.1	$1.8	$(54.6)	$36.4

Less: Net income attributable to non-controlling interests	—	—	—	2.6	—	2.6

Net income (loss) attributed to Cott Corporation	$33.8	$21.3	$34.1	$(0.8)	$(54.6)	$33.8

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Six Months Ended June 27, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$101.1	$504.3	$166.0	$62.4	$(28.0)	$805.8
Cost of sales	86.6	415.4	145.7	54.6	(28.0)	674.3

Gross profit	14.5	88.9	20.3	7.8	—	131.5
Selling, general and administrative expenses	13.8	35.4	14.7	5.9	—	69.8
Loss (gain) on disposal of property, plant and equipment	0.1	—	(0.1)	—	—	—
Restructuring and asset impairments
Restructuring	0.2	1.4	—	—	—	1.6
Asset impairments	—	3.5	—	—	—	3.5

Operating income	0.4	48.6	5.7	1.9	—	56.6

Other income, net	(2.7)	—	—	—	—	(2.7)
Intercompany interest (income) expense, net	(4.7)	6.5	(1.8)	—	—	—
Interest expense, net	0.2	14.6	0.2	0.1	—	15.1

Income before income taxes and equity income (loss)	7.6	27.5	7.3	1.8	—	44.2

Income tax (benefit) expense	(15.7)	3.5	0.5	0.1	—	(11.6)
Equity income (loss)	30.3	2.8	27.7	—	(60.8)	—

Net income (loss)	$53.6	$26.8	$34.5	$1.7	$(60.8)	$55.8

Less: Net income attributable to non-controlling interests	—	—	—	2.2	—	2.2

Net income (loss) attributed to Cott Corporation	$53.6	$26.8	$34.5	$(0.5)	$(60.8)	$53.6

Consolidating Balance Sheets

As of July 3, 2010

(in millions of U.S. dollars, unaudited)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$9.7	$1.6	$2.7	$6.3	$—	$20.3
Accounts receivable, net	29.6	85.9	74.3	19.0	(13.5)	195.3
Income taxes recoverable	2.1	5.2	—	0.5	—	7.8
Inventories	19.2	70.1	17.7	8.0	—	115.0
Prepaid expenses and other assets	3.1	5.2	5.8	0.1	—	14.2

	63.7	168.0	100.5	33.9	(13.5)	352.6

Property, plant and equipment	47.4	182.4	87.9	14.9	—	332.6
Goodwill	25.8	4.5	—	—	—	30.3
Intangibles and other assets	0.8	109.6	15.7	23.2	—	149.3
Deferred income taxes	5.7	—	—	0.9	—	6.6
Other tax receivable	—	8.6	—	—	—	8.6
Due from affiliates	228.5	10.0	210.9	41.8	(491.2)	—
Investments in subsidiaries	—	9.3	—	151.3	(160.6)	—

	$371.9	$492.4	$415.0	$266.0	$(665.3)	$880.0

LIABILITIES
Current liabilities
Short-term borrowings	$—	$8.2	$2.4	$—	$—	$10.6
Current maturities of long-term debt	—	5.5	—	0.4	—	5.9
Accounts payable and accrued liabilities	25.5	82.8	58.3	19.6	(13.5)	172.7

	25.5	96.5	60.7	20.0	(13.5)	189.2

Long-term debt	0.1	228.6	—	2.5	—	231.2
Deferred income taxes	—	6.4	10.2	1.3	—	17.9
Other long-term liabilities	—	3.4	6.7	0.5	—	10.6

Losses and distributions in excess of investment	(113.0)	—	115.6	—	(2.6)	—
Due to affiliates	43.1	209.6	213.5	25.0	(491.2)	—

	(44.3)	544.5	406.7	49.3	(507.3)	448.9

Equity
Capital Stock	322.8	279.1	371.1	175.0	(825.5)	322.5
Treasury Stock	(3.3)	—	—	—	—	(3.3)
Additional paid-in-capital	38.7	—	—	—	—	38.7
Retained earnings (deficit)	85.6	(329.8)	(368.2)	(31.2)	729.2	85.6

Accumulated other comprehensive (loss) income	(27.6)	(1.4)	5.4	57.7	(61.7)	(27.6)

Total Cott Corporation equity	416.2	(52.1)	8.3	201.5	(158.0)	415.9
Non-controlling interests	—	—	—	15.2	—	15.2

Total equity	416.2	(52.1)	8.3	216.7	(158.0)	431.1

	$371.9	$492.4	$415.0	$266.0	$(665.3)	$880.0

Consolidating Balance Sheets

As of January 2, 2010

(in millions of U.S. dollars, unaudited)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.2	$10.4	$12.2	$4.1	—	$30.9
Accounts receivable, net	38.1	77.3	55.8	17.5	(36.4)	152.3
Income taxes recoverable	2.5	17.8	—	0.5	—	20.8
Inventories	15.9	61.1	15.8	6.9	—	99.7
Prepaid expenses and other assets	5.6	6.9	4.2	0.1	—	16.8

	66.3	173.5	88.0	29.1	(36.4)	320.5

Property, plant and equipment	47.8	185.3	96.1	13.8	—	343.0
Goodwill	26.1	4.5	—	—	—	30.6
Intangibles and other assets	1.0	111.8	17.7	25.0	—	155.5
Deferred income taxes	5.6	—	—	0.2	(0.4)	5.4
Other tax receivable	—	18.8	—	—	—	18.8
Due from affiliates	247.1	10.0	207.9	41.9	(506.9)	—
Investments in subsidiaries	—	14.5	—	152.5	(167.0)	—

	$393.9	$518.4	$409.7	$262.5	$(710.7)	$873.8

LIABILITIES
Current liabilities
Short-term borrowings	—	20.2	—	—	—	20.2
Current maturities of long-term debt	—	17.2	—	0.4	—	17.6
Accounts payable and accrued liabilities	37.1	99.5	54.9	14.2	(36.4)	169.3

	37.1	136.9	54.9	14.6	(36.4)	207.1

Long-term debt	—	230.5	—	2.7	—	233.2
Deferred income taxes	—	6.4	10.9	0.2	—	17.5
Other long-term liabilities	0.1	6.5	7.6	0.9	(0.4)	14.7

Losses and distributions in excess of investment	(72.5)	—	118.8	—	(46.3)	—
Due from affiliates	43.2	206.6	234.5	22.6	(506.9)	—

	7.9	586.9	426.7	41.0	(590.0)	472.5

EQUITY
Capital stock	322.5	279.2	378.0	175.0	(832.2)	322.5
Treasury stock	(4.4)	—	—	—	—	(4.4)
Additional paid-in-capital	37.4	—	—	—	—	37.4
Retained earnings (deficit)	51.8	(346.2)	(393.0)	(27.6)	766.8	51.8

Accumulated other comprehensive (loss) income	(21.3)	(1.5)	(2.0)	58.8	(55.3)	(21.3)

Total Cott Corporation equity	386.0	(68.5)	(17.0)	206.2	(120.7)	386.0

Non-controlling interests	—	—	—	15.3	—	15.3

Total equity	386.0	(68.5)	(17.0)	221.5	(120.7)	401.3

	$393.9	$518.4	$409.7	$262.5	$(710.7)	$873.8

Condensed Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended July 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$22.3	$11.4	$20.1	$0.9	$(31.0)	$23.7
Depreciation and amortization	1.6	8.6	3.2	1.5	—	14.9
Amortization of financing fees	0.1	0.4	—	—	—	0.5
Share-based compensation expense	0.6	0.6	—	—	—	1.2
Equity (income) loss, net of distributions	(17.7)	(1.7)	(11.6)	—	31.0	—
Intercompany transactions	2.0	0.8	—	—	(2.8)	—
Other non-cash items	0.1	0.8	0.2	—	—	1.1
Lease contract termination payments	—	(0.9)	—	—	—	(0.9)
Net change in non-cash working capital	(8.8)	1.6	(7.6)	2.8	2.8	(9.2)

Net cash provided by operating activities	0.2	21.6	4.3	5.2	—	31.3

Investing activities
Additions to property, plant and equipment	(1.3)	(5.8)	(2.0)	(1.4)	—	(10.5)
Additions to intangibles and other assets	—	(2.3)	—	—	—	(2.3)

Proceeds from disposal of property, plant and equipment	—	0.2	0.1	—	—	0.3
Advances to affiliates	19.8	—	(2.9)	1.5	(18.4)	—

Net cash provided by (used in) investing activities	18.5	(7.9)	(4.8)	0.1	(18.4)	(12.5)

Financing activities
Payments of long-term debt	—	(2.8)	—	(0.1)	—	(2.9)
Short-term borrowings, ABL	—	47.6	35.8	—	—	83.4
Short-term payments, ABL	—	(62.8)	(38.0)	—	—	(100.8)
Advances from affiliates	(1.5)	3.0	(19.9)	—	18.4	—
Intercompany contributions	(18.7)	—	18.7	—	—	—
Distributions to non-controlling interests	—	—	—	(0.8)	—	(0.8)

Net cash (used in) provided by financing activities	(20.2)	(15.0)	(3.4)	(0.9)	18.4	(21.1)

Effect of exchange rate on cash	(0.6)	—	0.1	(0.1)	—	(0.6)

Net (decrease) increase in cash & cash equivalents	(2.1)	(1.3)	(3.8)	4.3	—	(2.9)

Cash & cash equivalents, beginning of period	11.8	2.9	6.5	2.0	—	23.2

Cash & cash equivalents, end of period	$9.7	$1.6	$2.7	$6.3	$—	$20.3

Condensed Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended June 27, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$33.7	$11.8	$19.4	$1.9	$(31.8)	$35.0
Depreciation and amortization	2.0	9.4	3.5	1.4	—	16.3
Amortization of financing fees	—	0.2	0.1	—	—	0.3
Share-based compensation expense	0.7	—	—	—	—	0.7
Increase (decrease) in deferred and other income taxes	7.5	(0.4)	(0.1)	(15.0)	—	(8.0)
Equity (income) loss, net of distributions	(18.3)	(1.5)	(11.9)	—	31.7	—
Intercompany transactions	2.1	0.9	—	—	(3.0)	—
Other non-cash items	0.2	1.7	(0.1)	—	—	1.8
Lease contract termination payments	—	(1.0)	—	—	—	(1.0)
Net change in non-cash working capital	(15.0)	3.5	(13.1)	13.8	3.1	(7.7)

Net cash provided by (used in) operating activities	12.9	24.6	(2.2)	2.1	—	37.4

Investing activities
Additions to property, plant and equipment	(0.2)	(4.9)	(2.5)	(0.1)	—	(7.7)
Additions to intangibles and other assets	—	—	—	—	—	—
Proceeds from disposal of property, plant and equipment	—	—	0.1	—	—	0.1

Net cash used in investing activities	(0.2)	(4.9)	(2.4)	(0.1)	—	(7.6)

Financing activities
Payments of long-term debt	—	(1.9)	—	—	—	(1.9)
Short-term borrowings, ABL	17.8	229.3	39.0	—	—	286.1
Short-term payments, ABL	(29.7)	(247.0)	(34.6)	—	—	(311.3)
Distributions to non-controlling interests	—	—	—	(0.9)	—	(0.9)
Other financing activities	(0.1)	—	—	—	—	(0.1)

Net cash (used in) provided by financing activities	(12.0)	(19.6)	4.4	(0.9)	—	(28.1)

Effect of exchange rate on cash	0.3	—	0.4	0.2	—	0.9

Net increase in cash & cash equivalents	1.0	0.1	0.2	1.3	—	2.6

Cash & cash equivalents, beginning of period	0.8	0.1	2.7	7.0	—	10.6

Cash & cash equivalents, end of period	$1.8	$0.2	$2.9	$8.3	$—	$13.2

Condensed Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Six Months Ended July 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$33.8	$21.3	$34.1	$1.8	$(54.6)	$36.4
Depreciation and amortization	3.3	18.0	6.6	2.9	—	30.8
Amortization of financing fees	0.1	0.8	0.1	—	—	1.0
Share-based compensation expense	0.6	1.0	0.1	—	—	1.7
Decrease in deferred and other income taxes	—	—	(0.1)	—	—	(0.1)
Equity (income) loss, net of distributions	(30.0)	(3.2)	(21.4)	—	54.6	—
Intercompany transactions	2.1	0.9	—	—	(3.0)	—
Other non-cash items	2.0	1.8	0.2	—	—	4.0
Lease contract termination payments	—	(4.8)	—	—	—	(4.8)
Net change in non-cash working capital	(7.9)	(10.5)	(18.0)	3.9	3.0	(29.5)

Net cash provided by operating activities	4.0	25.3	1.6	8.6	—	39.5

Investing activities
Additions to property, plant and equipment	(3.1)	(8.9)	(4.4)	(1.7)	—	(18.1)
Additions to intangibles and other assets	—	(3.4)	—	—	—	(3.4)
Proceeds from disposal of property, plant and equipment	—	0.2	0.2	—	—	0.4
Advances to affiliates	21.0	—	(6.0)	(2.4)	(12.6)	—

Net cash provided by (used in) investing activities	17.9	(12.1)	(10.2)	(4.1)	(12.6)	(21.1)

Financing activities
Payments of long-term debt	—	(15.9)	—	(0.2)	—	(16.1)
Short-term borrowings, ABL	—	99.5	42.5	—	—	142.0
Short-term payments, ABL	—	(111.4)	(40.2)	—	—	(151.6)
Advances from affiliates	2.4	6.0	(21.0)	—	12.6	—
Intercompany contributions	(18.7)	—	18.7	—	—	—
Distributions to non-controlling interests	—	—	—	(2.7)	—	(2.7)
Deferred financing fees	—	(0.2)	—	—	—	(0.2)

Net cash (used in) provided by financing activities	(16.3)	(22.0)	—	(2.9)	12.6	(28.6)

Effect of exchange rate on cash	(0.1)	—	(0.9)	0.6	—	(0.4)

Net increase (decrease) in cash & cash equivalents	5.5	(8.8)	(9.5)	2.2	—	(10.6)

Cash & cash equivalents, beginning of period	4.2	10.4	12.2	4.1	—	30.9

Cash & cash equivalents, end of period	$9.7	$1.6	$2.7	$6.3	$—	$20.3

Condensed Consolidating Statements of Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Six Months Ended June 27, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$53.6	$26.8	$34.5	$1.7	$(60.8)	$55.8
Depreciation and amortization	4.1	19.7	6.8	2.7	—	33.3
Amortization of financing fees	0.1	0.4	0.1	—	—	0.6
Share-based compensation expense	0.8	—	—	—	—	0.8
Increase (decrease) in deferred and other income taxes	—	1.8	(0.3)	(15.1)	—	(13.6)
Equity (income) loss, net of distributions	(30.2)	(2.8)	(27.7)	—	60.7	—
Intercompany transactions	3.9	2.4	—	—	(6.3)	—
Asset impairments	—	—	—	—	—	—
Other non-cash items	0.2	2.3	(0.1)	—	—	2.4
Lease contract termination payments	—	(1.9)	—	—	—	(1.9)
Net change in non-cash working capital	(38.8)	4.5	(13.9)	22.8	6.4	(19.0)

Net cash (used in) provided by operating activities	(6.3)	53.2	(0.6)	12.1	—	58.4

Investing activities
Additions to property, plant and equipment	(1.0)	(7.2)	(5.3)	(0.1)	—	(13.6)
Additions to intangibles and other assets	—	—	—	—	—	—
Proceeds from disposal of property, plant and equipment	—	1.2	0.1	—	—	1.3
Advances to affiliates	6.3	—	(2.6)	(3.7)	—	—

Net cash provided by (used in) investing activities	5.3	(6.0)	(7.8)	(3.8)	—	(12.3)

Financing activities
Payments of long-term debt	—	(3.6)	—	(0.1)	—	(3.7)
Short-term borrowings, ABL	85.7	487.5	57.3	—	—	630.5
Short-term payments, ABL	(88.8)	(536.5)	(47.3)	—	—	(672.6)
Advances from affiliates	3.8	2.6	(6.4)	—	—	—
Distributions to non-controlling interests	—	—	—	(2.3)	—	(2.3)
Other financing activities	(0.1)	(0.1)	—	—	—	(0.2)

Net cash provided by (used in) financing activities	0.6	(50.1)	3.6	(2.4)	—	(48.3)

Effect of exchange rate on cash	0.1	—	0.3	0.3	—	0.7

Net (decrease) increase in cash & cash equivalents	(0.3)	(2.9)	(4.5)	6.2	—	(1.5)

Cash & cash equivalents, beginning of period	2.1	3.1	7.4	2.1	—	14.7

Cash & cash equivalents, end of period	$1.8	$0.2	$2.9	$8.3	$—	$13.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended January 2, 2010 (the “2009 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described “Risk Factors” in Part II, Item 1A of this report.

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the six months ended July 3, 2010 may not necessarily be indicative of the results that may be expected for the full year.

Retailer brand suppliers, such as us, typically operate at low margins and therefore relatively small changes in cost structures can materially impact results.

During the first half of 2010, our revenues decreased 2.3%, or 4.1% excluding the impact of foreign exchange. This decrease was primarily due to a decline in North America beverage case volume in carbonated soft drinks (“CSDs”) partially offset by volume improvements in the United Kingdom (“U.K.”) and Royal Crown International (“RCI”). RCI primarily sells concentrate case volume. We also had a favorable foreign exchange impact due to the strengthening of the Canadian dollar, British pound sterling and Mexican peso versus the U.S. dollar compared to the prior year period.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, PET resin, and corn (which is used to produce high fructose corn syrup (“HFCS”)). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases with customers as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. We have entered into fixed price commitments for a majority of our 2010 HFCS and aluminum requirements, with the remaining forecasted requirements to be purchased at prevailing market prices. We have also entered into fixed price commitments for approximately half of our estimated aluminum requirements for 2011.

In the U.S., we had been supplying Wal-Mart with private label CSDs under an exclusive supply agreement dated December 21, 1998, between Cott Beverages Inc., a wholly-owned subsidiary of the Company, and Wal-Mart Stores, Inc. (the “Exclusive U.S. Supply Contract”). We also supply Wal-Mart and its affiliated companies with a variety of products on a non-exclusive basis in the U.S., Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas. On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, the Exclusive U.S. Supply Contract. The termination is effective on January 28, 2012. This has the effect of returning our relationship to more typical market terms over time, and allows Wal-Mart to introduce other suppliers in the future, if they so desire. The termination provision of the Exclusive U.S. Supply Contract provides for our exclusive right to supply CSDs to Wal-Mart in the U.S. to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we had the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volumes in the U.S., on an exclusive basis, during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volumes in the U.S. during the second 12 months of the Notice Period. Notwithstanding the notice of termination of the Exclusive U.S. Supply Contract, we continue to supply Wal-Mart with all of its private label CSDs in the U.S. However, should Wal-Mart choose to introduce an additional supplier to fulfill a portion of its requirements for its private label CSDs, our operating results could be materially adversely affected.

For the six months ended July 3, 2010, sales to Wal-Mart accounted for 29.7% (June 27, 2009—34.9%) of our total revenues, 34.4% of our North America operating segment revenues (June 27, 2009 – 40.6%), 15.9% of our U.K. operating segment revenues (June 27, 2009 – 17.4%), and 32.8% of our Mexico operating segment revenues (June 27, 2009 – 20.9%).

Recent Developments

On July 7, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets of Cliffstar Corporation (“Cliffstar”), a privately-owned company that is one of the leading suppliers of private-label beverages and the largest private-label producer of apple juice, grape juice, cranberry juice and juice-blends in North America (such acquisition, the “Cliffstar Acquisition”). Pursuant to the Asset Purchase Agreement, the Company will acquire substantially all of the assets and liabilities of Cliffstar and its affiliated companies. The purchase price is $500 million in cash, payable at closing, subject to certain adjustments relating to working capital and other items, and $14 million of deferred compensation which will be paid over a three year period. Cliffstar is also entitled to additional contingent earnout consideration of up to a maximum of $55 million, the first $15 million of which is payable upon the successful completion of certain expansion projects in 2010 and the remainder of which is based upon the achievement of certain performance measures during the fiscal year ending January 1, 2011. Consummation of the Cliffstar Acquisition is subject to several conditions, including receipt of financing and regulatory approval, and there can be no assurance that the Cliffstar Acquisition will be completed as contemplated, or at all. The condition relating to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has been satisfied as of July 30, 2010.

The Company intends to finance the transaction by a combination of a new debt issuance of $375 million, new common equity issuance of $65 million, and incremental borrowings of up to $85 million under an amended or refinanced ABL facility. The Company expects to amend or refinance the existing ABL facility (the “Amended ABL Facility”) in connection with the transaction to, among other things, provide for the Cliffstar Acquisition, the new common equity issuance of $65 million and the application of net proceeds therefrom and the new debt issuance of $375 million and the application of net proceeds therefrom. In addition, we are contemplating increasing the amount available for borrowing to an amount up to $300.0 million, although as of the date hereof our committed amount from the lenders is approximately $225 million.

Summary financial results

Our net income for the three months ended July 3, 2010 (the “second quarter”) and the six months ended July 3, 2010 (“first half of 2010” or “year-to-date”) was $22.3 million or $0.28 per diluted share and $33.8 million or $0.42 per diluted share, respectively, compared with net income of $33.7 million or $0.48 per diluted share and $53.6 million or $0.76 per diluted share for the three and six months ended June 27, 2009, respectively.

The following items of significance impacted our financial results for the first half of 2010:

•	increased competition in North America led to beverage case volume declines in that segment of 7.1% from the comparable prior year period;

•	new customer gains and improved product mix in the U.K. led to a beverage case volume improvement in that segment of 8.1% from the comparable prior year period;

•	increased gross profit margins to 16.6% as compared to 16.3% from the comparable prior year period;

•

increase in the foreign exchange rate for the Canadian dollar, pound sterling and Mexican peso as compared to the U.S. dollar that resulted in a $15.9 million favorable impact on revenues and a $2.0 million favorable impact on gross profit;

•	continued selling, general and administrative cost savings;

•	increase in other expenses of $5.0 million due to foreign exchange transaction losses;

•	decline in interest expense of $2.8 million resulting from our reduction of debt in the second half of 2009; and

•

tax expense of $13.2 million in the current year as compared to a prior year tax benefit of $11.6 million. The prior year benefit included favorable reversals of accruals related to uncertain tax positions.

The following items of significance impacted our financial results for the first half of 2009:

•	the consumer trend toward retailer brand products;

•	overall decrease of 1.3% beverage case volume reflecting a slight increase in our North America operating segment offset by decreases in our U.K. and Mexico operating segments;

•

improved gross margins in the first half of 2009 to 16.3% from 11.4% for the six months ended June 28, 2008, reflecting the benefit of price increases announced in the second half of 2008, lower ingredient and packaging costs and increased efficiencies from the utilization of plants;

•

decrease in the foreign exchange rate for the Canadian dollar, pound sterling and Mexican peso as compared to the U.S. dollar resulted in a $75.2 million adverse impact on revenues and a $10.0 million adverse impact on gross profit;

•	additional selling, general and administrative cost savings;

•

restructuring, severance and lease termination costs of $1.6 million in connection with the 2009 Restructuring Plan and asset impairment costs of $3.5 million relating primarily to the loss of a customer; and

•

a tax benefit resulting from the reversal of accruals related to uncertain tax positions that generated a $14.1 million tax benefit and a benefit of $2.4 million on the reversal of interest and penalties, a lower effective income tax rate resulting from intercompany debt structures and the partial reversal of the previously recorded valuation allowance in the United States offset by a valuation allowance in Mexico, and reduced tax rates in Canada.

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

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	Percent of Revenue	Percent of Revenue	Percent of Revenue	Percent of Revenue
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.7%	83.3%	83.4%	83.7%

Gross profit	17.3%	16.7%	16.6%	16.3%
Selling, general, and administrative expenses	8.1%	8.0%	8.5%	8.7%
(Gain) Loss on disposal of property, plant and equipment	0.0%	0.0%	0.0%	0.0%
Restructuring	0.0%	0.1%	-0.1%	0.2%
Asset impairment	0.0%	0.8%	0.0%	0.4%

Operating income	9.2%	7.8%	8.2%	7.0%

Other expense (income), net	0.1%	-0.6%	0.3%	-0.3%
Interest expense, net	1.4%	1.7%	1.6%	1.8%

Income before income taxes	7.7%	6.7%	6.3%	5.5%

Income tax expense (benefit)	2.1%	-1.3%	1.7%	-1.4%

Net income	5.6%	8.0%	4.6%	6.9%

Less: Non-controlling interests	0.3%	0.3%	0.3%	0.3%

Net income attributed to Cott Corporation	5.3%	7.7%	4.3%	6.6%

Depreciation & amortization	3.5%	3.7%	3.9%	4.1%

Analysis of Revenue, Operating (Loss) Income and Case Volume by Geographic Region:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. Dollars)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Revenue
North America	$300.8	$323.5	$564.0	$612.5
United Kingdom	101.2	99.0	180.9	163.0
Mexico	14.1	10.6	25.9	20.4
RCI	8.6	5.7	16.8	9.9
All Other	—	—	—	—

Total	$424.7	$438.8	$787.6	$805.8

Operating income (loss)
North America	$30.2	$26.6	$51.1	$52.9
United Kingdom	8.7	8.3	11.7	5.7
Mexico	(2.2)	(1.2)	(4.0)	(3.5)
RCI	2.4	0.6	5.4	1.5
All Other	—	—	—	—

Total	$39.1	$34.3	$64.2	$56.6

	For the Three Months Ended		For the Six Months Ended
(in millions of cases)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Volume 8oz equivalent cases - Total Beverage (including concentrate)
North America	167.5	175.7	319.5	336.5
United Kingdom	53.5	52.7	98.0	92.3
Mexico	10.1	5.6	18.4	11.2
RCI	91.7	57.3	176.0	106.4
All Other	—	—	—	—

Total	322.8	291.3	611.9	546.4

Volume 8oz equivalent cases – Filled Beverage
North America	147.3	157.2	277.9	299.0
United Kingdom	50.3	47.1	89.5	82.8
Mexico	10.1	5.6	18.4	11.2
RCI	0.1	0.1	0.1	0.1
All Other	—	—	—	—

Total	207.8	210.0	385.9	393.1

Analysis of Revenue by Geographic Region:

	Three Months Ended July 3, 2010
(in millions of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(14.1)	$(22.7)	$2.2	$3.5	$2.9	$—
Impact of foreign exchange	(3.4)	(6.5)	3.7	(0.6)	—	—
Change excluding foreign exchange	$(17.5)	$(29.2)	$5.9	$2.9	$2.9	$—

Percentage change in revenue	-3.2%	-7.0%	2.2%	33.0%	50.9%	0.0%

Percentage change in revenue excluding foreign exchange	-4.0%	-8.8%	6.2%	25.9%	50.9%	0.0%

[1]	Cott includes the following operating segments: North America, United Kingdom, Mexico, RCI and All Other.

	Six Months Ended July 3, 2010
(in millions of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$(18.2)	$(48.5)	$17.9	$5.5	$6.9	$—
Impact of foreign exchange	(15.9)	(12.7)	(1.5)	(1.7)	—	—
Change excluding foreign exchange	$(34.1)	$(61.2)	$16.4	$3.8	$6.9	$—

Percentage change in revenue	-2.3%	-7.9%	11.0%	27.0%	69.7%	0.0%

Percentage change in revenue excluding foreign exchange	-4.1%	-9.8%	10.0%	17.2%	69.7%	0.0%

[1]	Cott includes the following operating segments: North America, United Kingdom, Mexico, RCI and All Other.

Analysis of Revenue by Product:

	For the Three Months Ended July 3, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$183.7	$39.0	$12.1	$—	$—	$234.8
Concentrate	1.9	1.3	—	8.6	—	11.8
All other products	115.2	60.9	2.0	—	—	178.1

Total	$300.8	$101.2	$14.1	$8.6	$—	$424.7

	For the Three Months Ended July 3, 2010
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	88.7	26.1	7.8	—	—	122.6
Concentrate	20.0	3.2	—	91.7	—	114.9
All other products	58.8	24.2	2.3	—	—	85.3

Total	167.5	53.5	10.1	91.7	—	322.8

	For the Six Months Ended July 3, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$350.4	$72.5	$22.5	$—	$—	$445.4
Concentrate	3.9	2.6	—	16.8	—	23.3
All other products	209.7	105.8	3.4	—	—	318.9

Total	$564.0	$180.9	$25.9	$16.8	$—	$787.6

	For the Six Months Ended July 3, 2010
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	169.3	47.4	14.8	—	—	231.5
Concentrate	41.5	8.5	—	176.0	—	226.0
All other products	108.7	42.1	3.6	—	—	154.4

Total	319.5	98.0	18.4	176.0	—	611.9

	For the Three Months Ended June 27, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$207.0	$45.9	$9.5	$—	$—	$262.4
Concentrate	1.6	1.5	—	5.1	—	8.2
All other products	114.9	51.6	1.1	0.6	—	168.2

Total	$323.5	$99.0	$10.6	$5.7	$—	$438.8

	For the Three Months Ended June 27, 2009
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	97.4	23.5	5.1	—	—	126.0
Concentrate	18.5	5.6	—	57.2	—	81.3
All other products	59.8	23.6	0.5	0.1	—	84.0

Total	175.7	52.7	5.6	57.3	—	291.3

	For the Six Months Ended June 27, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$400.9	$74.2	$18.9	$—	$—	$494.0
Concentrate	3.1	2.4	—	9.3	—	14.8
All other products	208.5	86.4	1.5	0.6	—	297.0

Total	$612.5	$163.0	$20.4	$9.9	$—	$805.8

	For the Six Months Ended June 27, 2009
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	190.4	41.1	10.5	—	—	242.0
Concentrate	37.5	9.5	—	106.3	—	153.3
All other products	108.6	41.7	0.7	0.1	—	151.1

Total	336.5	92.3	11.2	106.4	—	546.4

Revenue – Revenue decreased 3.2% and 2.3% in the second quarter and year-to-date, respectively, from the comparable prior year periods. This change was primarily due to a decrease in filled beverage 8-ounce equivalents (“beverage case volume”) in our North America operating segment offset in part by favorable foreign exchange rates and an increase in beverage case volume in our U.K. and Mexico operating segments. The strengthening value in the Canadian dollar, the pound sterling and the Mexican peso, each relative to the U.S. dollar, had a collective $15.9 million positive impact on revenue. Absent foreign exchange impact, revenue decreased by 4.0% and 4.1% in the second quarter and year-to-date, respectively, as compared to the prior year.

Our North America operating segment revenue decreased 7.0% and 7.9% in the second quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to a decrease of 6.3% and 7.1%, respectively, in beverage case volume. Absent foreign exchange impact, North America revenue decreased 8.8% and 9.8% for the second quarter and year-to-date, respectively, from the comparable prior year periods. Net selling price per beverage case decreased 1.0% for the second quarter and year-to-date from the comparable prior periods. Absent foreign exchange impact, net selling price per beverage case decreased 2.9% for the second quarter and year-to-date from the comparable prior periods. During the second quarter and first half of 2010, we experienced a greater than anticipated continued decline in revenue at our largest customer of 22.9% and 21.9%, respectively, as compared to the comparable prior year periods. We believe these declines were due in large part to significant competition we experienced at our largest customer as a result of increased national brand promotional activity. These declines were offset in part by increased revenues from other existing and new customers.

Our U.K. operating segment revenue increased 2.2% and 11.0% in the second quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to beverage case volume increases of 6.8% and 8.1%, respectively. Absent foreign exchange impact, U.K. revenue increased 6.2% and 10.0% in the second quarter and year-to-date, respectively, as compared to the prior year periods. Net selling price per beverage case decreased 4.3% and increased 2.7% for the second quarter and year-to-date, respectively, from the comparable prior year periods. Absent foreign exchange, net selling price per beverage case remained flat and increased 1.5% for the second quarter and year-to-date, respectively, from the comparable prior year periods. The U.K. beverage case volume increased in the first half of 2010 due primarily to growth in energy, sports and isotonic products.

Our Mexico operating segment revenue increased 33.0% and 27.0% in the second quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to beverage case volume increases of 80.4% and 64.3% in the second quarter and year-to-date, respectively. Net selling price per beverage case decreased 26.2% and 22.7% for the second quarter and year-to-date, respectively, from the comparable prior year periods. The increase in beverage case volume and decrease in net selling price was due primarily to new business in the retail channel and the commencement of shipments to a new bottled water customer. Absent foreign exchange impact, Mexico revenue increased year-over-year by 25.9% and 17.2% for the second quarter and year-to-date, respectively.

Our RCI operating segment revenue increased 50.9% and 69.7% in the second quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to ordering patterns in key geographies and an increase of 60.1% and 65.5% in the second quarter and year-to-date, respectively, in concentrate case volume. The increases were primarily due to expansion of existing customer channels. RCI primarily sells concentrate.

Cost of Sales – Cost of sales as a percentage of revenue decreased to 82.7% and 83.4% in the second quarter and year-to-date, respectively, from the comparable prior year periods of 83.3% and 83.7%, primarily due to a reduction in variable costs. Variable costs represented 73.2% and 73.4% in the second quarter and year-to-date, respectively, of total sales in the first half of 2010, down from 74.9% and 74.6%, respectively, in the comparable prior year periods. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

Gross Profit – Gross profit as a percentage of revenue increased to 17.3% and 16.6% in the second quarter and year-to-date, respectively, from 16.7% and 16.3% in the comparable prior year periods.

Selling, General and Administrative Expenses (“SG&A”) – SG&A decreased $0.6 million or 1.7% and $2.9 million or 4.2% in the second quarter and year-to-date, respectively, from the comparable prior year periods. As a percentage of revenue, SG&A increased to 8.1% and decreased to 8.5% in the second quarter and year-to-date, respectively, from 8.0% and 8.7% in the comparable prior year periods.

The overall decrease in SG&A for the second quarter of 2010 was primarily due to $0.9 million of reduced employee related costs and a $1.5 million reduction in technology costs, offset in part by a $1.5 million increase in professional fees.

Both the overall decrease and the percentage of revenue decrease in SG&A for the first half of 2010 (excluding the impact of foreign exchange on individual items) were primarily due to a $2.1 million reduction in customer credit costs and a $3.1 million reduction in technology costs, offset in part by $1.5 million increase in professional fees and a $0.5 million increase in marketing costs due to new marketing initiatives.

Restructuring – Restructuring charges decreased $0.4 million and $2.1 million in the second quarter and year-to-date, respectively, from the comparable prior year periods. The second quarter and year-to-date decreases were primarily due to a gain of $0.5 million on a lease contract termination in the current year and $1.5 million in severance costs in the comparable prior year period.

Operating Income – Operating income was $39.1 million and $64.2 million in the second quarter and year-to-date, respectively, as compared to operating income of $34.3 million and $56.6 million, respectively, in the comparable prior year periods. The second quarter and year-to-date increases were primarily due to lower SG&A costs and decreased restructuring charges from the comparable prior year periods, as well as the impairment of intangible assets in the comparable prior year periods.

Other Expense (Income) – Other expense increased $3.3 million and $5.0 million in the second quarter and year-to-date, respectively, as compared to comparable prior year periods, primarily due to unfavorable foreign exchange transactions.

Interest Expense – Net interest expense decreased 18.7% and 18.5% in the second quarter and year-to-date, respectively, from the comparable prior year periods, primarily due to lower average debt amounts.

Income Taxes – We recorded income tax expense of $8.8 million and $13.2 million in the second quarter and year-to-date, respectively, as compared with an income tax benefit of $5.4 million and $11.6 million, respectively, in the comparable prior year periods. The prior year benefit included favorable reversals of accruals related to uncertain tax provisions.

Net Income Per Share – Net income was $22.3 million or $0.28 per diluted common share and $33.8 million or $0.42 per diluted common share in the second quarter and year-to-date, respectively, as compared to net income of $33.7 million or $0.48 per diluted common share and $53.6 million or $0.76 per diluted common share for the respective prior year periods.

Liquidity and Financial Condition

The following table summarizes our cash flows for the six months ended July 3, 2010 and June 27, 2009 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Six Months Ended
(in millions of U.S. dollars)	July 3, 2010	June 27, 2009
Net cash provided by operating activities	$39.5	$58.4
Net cash used in investing activities	(21.1)	(12.3)
Net cash used in financing activities	(28.6)	(48.3)
Effect of exchange rate changes on cash	(0.4)	0.7

Net decrease in cash & cash equivalents	(10.6)	(1.5)
Cash & cash equivalents, beginning of period	30.9	14.7

Cash & cash equivalents, end of period	$20.3	$13.2

Financial, Capital Resources and Liquidity

As of July 3, 2010, we had a total of $247.7 million of indebtedness.

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

As of July 3, 2010, our total availability under the ABL facility was $182.9 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of May 29, 2010 (the May month-end under the terms of the credit agreement), and we had $10.6 million of ABL borrowings outstanding and $7.5 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $164.8 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

On July 7, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire Cliffstar Corporation (“Cliffstar”). The Company intends to finance the transaction by a combination of a new debt issuance of $375 million, new common equity issuance of $65 million, and incremental borrowings of up to $85 million under an amended or refinanced ABL facility. The Company expects to amend or refinance the existing ABL facility (the “Amended ABL Facility”) in connection with the transaction to, among other things, provide for the Cliffstar Acquisition, the new common equity issuance of $65 million and the application of net proceeds therefrom and the new debt issuance of $375 million and the application of net proceeds therefrom. In addition, we are contemplating increasing the amount available for borrowing to an amount up to $300.0 million, although as of the date hereof our committed amount from the lenders is approximately $225 million.

Operating activities

Cash provided by operating activities year-to-date decreased by $18.9 million compared to the first six months of 2009 primarily driven by reduced operating results and increased working capital due to a buildup in our accounts receivable and inventory.

Investing activities

Cash used in investing activities year-to-date increased by $8.8 million compared to the first six months of 2009 primarily due to increased capital expenditures during the year.

Financing activities

Cash used in financing activities year-to-date decreased by $19.7 million compared to the first six months of 2009 primarily as the result of payments related to our ABL facility in the prior year. In the first half of 2010, we repurchased the remaining $11.1 million of our 2011 Notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of July 3, 2010.

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

As of July 3, 2010, we had $10.6 million in borrowings under the ABL facility outstanding and the commitment fee was 0.5% per annum of the unused commitment.

Credit Ratings and Covenant Compliance

Credit Ratings

On July 13, 2010, Moody’s affirmed the B2 corporate family rating and the B3 rating on the 2017 Notes. Moody’s changed the rating outlook to “stable” from “positive.” Moody’s will revisit the Company’s speculative grade liquidity rating of SGL-2 following completion of the Cliffstar acquisition.

On July 9, 2010, S&P affirmed the B long-term corporate credit rating. S&P also placed the B rating on the 2017 Notes on negative CreditWatch.

Covenant Compliance

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of July 3, 2010 was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the revolver. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We believe we were in compliance with all of the applicable covenants under the ABL facility on July 3, 2010.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we are subject to a number of covenants. We believe we have been in compliance with all of the covenants under the 2017 Notes and there have been no amendments to any such covenants since they were issued.

Capital Structure

Since January 2, 2010, equity has increased by $29.8 million. The increase was primarily the result of net income of $33.8 million.

Dividend Payments

No dividend payments were made in the first six months of 2010 or in fiscal year 2009, and we do not expect to change this policy in the next 12 months as we intend to use cash for future growth and/or debt repayment.

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

Forward-looking Statements

In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and our future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and include, but are not limited to, statements that relate to the anticipated timing of the Cliffstar Acquisition, the completion of the Cliffstar Acquisition on the terms proposed, the financing of the Cliffstar Acquisition on terms currently anticipated, and the potential impact the Cliffstar Acquisition will have on the Company. These statements also relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings, our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate”, “believe”, “continue”, “could”, “endeavor”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

The forward-looking statements are based on assumptions regarding the timing of receipt of the necessary financing and approvals for the Cliffstar Acquisition, the time necessary to satisfy the conditions to the closing of the Cliffstar Acquisition, that volume and revenue will be consistent with historical trends, and that interest rates will remain constant, and, in certain cases, on management’s current plans and estimates. While we believe these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct.

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to realize the expected benefits of the Cliffstar Acquisition because of integration difficulties and other challenges;

•	significant transaction and acquisition-related costs that we will incur in connection with the Cliffstar Acquisition;

•	limited financial information on which to evaluate Cott assuming the completion of the Cliffstar Acquisition;

•	the effectiveness of Cliffstar’s system of internal control over financial reporting;

•	the substantial indebtedness we must incur to finance the Cliffstar Acquisition;

•	risks associated with our Asset Purchase Agreement in connection with the Cliffstar Acquisition;

•	our ability to compete successfully;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Wal-Mart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to manage our operations successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our substantial debt levels and our ability to service and reduce our debt;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating downgrades;

•	further deterioration of the capital markets;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	the impact of regulation and regulatory, investigative and legal actions;

•	the impact of proposed taxes on soda and other sugary drinks;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	our exposure to intangible asset risk;

•	volatility of our stock price;

•	our ability to maintain compliance with the listing requirements of the New York Stock Exchange;

•	our ability to renew our collective bargaining agreements on satisfactory terms; or

•	disruptions in our information systems.

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

Currency Exchange Rate Risk

The Company’s North America operating segment purchases a portion of its inventory for its Canadian operations through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian operations. These inventory purchases are subject to exposure from movements in exchange rates. The Company uses foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities less than one year. As of July 3, 2010, the Company had outstanding foreign exchange forward contracts with notional amounts of $4.5 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term credit facilities are vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of July 3, 2010, a 100 basis point increase in the current per annum interest rate for our ABL facility would result in $0.1 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at July 3, 2010 was 8.1%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 2, 2010.

Item 4.	Controls and Procedures

Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our second quarter of 2010. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to Cott and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the Securities and Exchange Commission (“SEC”) (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Risks Related to the Cliffstar Acquisition

We may not realize the expected benefits of the Cliffstar Acquisition because of integration difficulties and other challenges.

The success of the Cliffstar Acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating Cliffstar’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Cliffstar’s business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Cliffstar’s structure and our structure;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in Cliffstar’s business and our business; and

•	unanticipated issues, expenses and liabilities.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Cott and Cliffstar had achieved or might achieve separately. In addition, we may not accomplish the integration of Cliffstar’s business smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process, the anticipated benefits of the Cliffstar Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

We face risks associated with our Asset Purchase Agreement in connection with the Cliffstar Acquisition.

In connection with the Cliffstar Acquisition, we will be subject to substantially all the liabilities of Cliffstar that are not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Cliffstar. Under the Asset Purchase Agreement, the seller has agreed to provide us with a limited set of representations and warranties. Our sole remedy from the seller for any breach of those representations and warranties is an action for indemnification, not to exceed $50.0 million. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on our financial condition and results of operations.

We have a significant amount, and will have an additional amount following the Cliffstar Acquisition, of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.

As of July 3, 2010, the carrying values of goodwill and other intangible assets on our balance sheet were $30.3 million and $149.3 million, respectively. As of July 3, 2010, on a pro forma basis after giving effect to the Cliffstar Acquisition, we would have goodwill of $168.0 million and other intangible assets of $408.7 million. We evaluate goodwill and indefinite life intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is indicated and indefinite life intangible assets are impaired when their book value exceeds fair value. The value of goodwill and other intangible assets from the allocation of the purchase price from the Cliffstar Acquisition will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.

The historical and unaudited pro forma financial information filed with our Current Report on Form 8-K on August 4, 2010 may not be representative of our combined results after the Cliffstar Acquisition, and accordingly, you have limited financial information on which to evaluate the combined company and your investment decision.

We and Cliffstar operated as separate companies prior to the Cliffstar Acquisition. We have had no prior history as a combined company. The historical financial statements of Cliffstar filed with our Current Report on Form 8-K on August 4, 2010 may be different from those that would have resulted had Cliffstar been operated as part of Cott or from those that may result in the future from Cliffstar being operated as a part of Cott. The pro forma financial information, which was prepared in accordance with Article 11 of the SEC’s Regulation S-X and Part 8 of the National Instrument 51-102 Continuous Disclosure Obligations, is presented for informational purposes only and is not necessarily indicative of the financial position or results of operations that actually would have occurred had the Cliffstar Acquisition been completed at or as of the dates indicated, nor is it indicative of the future operating results or financial position of the combined company. The unaudited pro forma financial information reflects adjustments, which are based upon preliminary estimates, to allocate the purchase price to Cliffstar’s net assets. The purchase price allocation reflected in such financial statements is preliminary, and final allocation of the purchase price will be based upon the actual purchase price and the fair value of the assets and liabilities of Cliffstar as of the date of the completion of the Cliffstar Acquisition. The pro forma financial information does not reflect future nonrecurring charges resulting from the Cliffstar Acquisition. The pro forma financial information does not reflect future events that may occur after the Cliffstar Acquisition, including the costs related to the planned integration of Cliffstar, and does not consider potential impacts of current market conditions on revenues or expense efficiencies. The pro forma financial information filed with our Current Report on Form 8-K on August 4, 2010 is based in part on certain assumptions regarding the Cliffstar Acquisition that we believe are reasonable under the circumstances. We cannot assure you that our assumptions will prove to be accurate over time.

As a private company, Cliffstar may not have in place an adequate system of internal control over financial reporting that we will need to manage that business effectively as part of a public company.

Pursuant to the Asset Purchase Agreement, we will acquire substantially all of the assets and liabilities of Cliffstar and its affiliated companies. None of these companies have previously been subject to periodic reporting as a public company. There can be no assurance that Cliffstar has in place a system of internal control over financial reporting that is required for public companies, and that will be required of us with respect to Cliffstar when the Cliffstar Acquisition is completed. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. Moreover, if we discover aspects of Cliffstar’s internal controls that need improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase our risk of material weaknesses in internal controls.

We will incur substantial indebtedness in order to finance the Cliffstar Acquisition, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.

In connection with the Cliffstar Acquisition, we expect to amend or refinance our existing ABL facility and draw down a substantial amount of indebtedness under that facility in order to fund the Cliffstar Acquisition (such amended or refinanced facility, the “Amended ABL Facility”). Although we have a financing commitment from such lenders for the Amended ABL Facility, the amendment and subsequent draw down under the proposed Amended ABL Facility is subject to certain conditions and we cannot assure you that those conditions will be satisfied. Upon the amendment and subsequent draw down of the proposed Amended ABL Facility, we will have substantially more indebtedness than has been the case for us historically.

Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or have a material adverse effect on our financial condition and results of operations. We may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

We will incur significant transaction and acquisition-related costs in connection with the Cliffstar Acquisition, whether or not it is completed.

We have already incurred significant costs, and expect to incur significant additional costs associated with the Cliffstar Acquisition. The substantial majority of these costs will be non-recurring transaction expenses and costs. These non-recurring costs and expenses are not reflected in the pro forma financial information filed with our Current Report on Form 8-K on August 4, 2010. We may incur additional costs to maintain employee morale and to retain key employees. We estimate that we will incur direct transaction costs of approximately $25 million associated with the Cliffstar Acquisition and the financing transactions for the Cliffstar Acquisition. These costs will reduce the amount of cash otherwise available for the payment of our debt and other corporate purposes. There is no assurance that the actual costs may not exceed these estimates. Any actual costs incurred by us in excess of our estimates may have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Business

We may be unable to compete successfully in the highly competitive beverage category.

The markets for our products are extremely competitive. In comparison to the major national brand beverage manufacturers, we are a relatively small participant in the industry. We face competition from the national brand beverage manufacturers in all of our markets and from other retailer brand beverage manufacturers. If our competitors reduce their selling prices, increase the frequency of their promotional activities in our core markets, enter into the production of private-label products, or if our customers do not allocate adequate shelf space for the beverages we supply, we could experience a decline in our volumes, be forced to reduce pricing, forgo price increases required to offset increased costs of raw materials and fuel, increase capital and other expenditures, or lose market share, any of which could adversely affect our profitability.

We may not be able to respond successfully to consumer trends related to carbonated and non-carbonated beverages.

Consumer trends with respect to the products we sell are subject to change. Consumers are seeking increased variety in their beverages, and there is a growing interest among the public regarding the ingredients in our products, the attributes of those ingredients and health and wellness issues generally. This interest has resulted in a decline in consumer demand for full-calorie CSDs and an increase in consumer demand for products associated with health and wellness, such as reduced-calorie CSDs, water, enhanced water, teas and certain other non-carbonated beverages, including juices. Consumer preferences may change due to a variety of other factors, including the aging of the general population, changes in social trends, the real or perceived impact that the manufacturing of our products has on the environment, changes in consumer demographics, changes in travel, vacation or leisure activity patterns, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers’ demand for our products. There can be no assurance that we can develop or be a “fast follower” of innovative products that respond to consumer trends. Our failure to develop innovative products could put us at a competitive disadvantage in the marketplace and our business and financial results could be adversely affected.

Because a small number of customers account for a significant percentage of our sales, the loss of or reduction in sales to any significant customer could have a material adverse effect on our results of operations and financial condition.

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America, U.K. and Mexico. Sales to Wal-Mart, our top customer in 2009, 2008 and 2007 accounted for 33.5%, 35.8% and 39.8%, respectively, of our total revenue. Sales to our top ten customers in 2009, 2008 and 2007 accounted for approximately 60%, 62% and 64%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future.

On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, our exclusive supply contract, effective on January 28, 2012 (the “Exclusive Supply Contract”). Pursuant to the terms of the Exclusive Supply Contract, we are the exclusive supplier to Wal-Mart of retailer brand CSDs in the United States. The termination provision of the Exclusive Supply Contract provides for exclusivity to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we had the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volume in the United States during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volume in the U.S. during the second 12 months of the Notice Period. Notwithstanding the termination of the Exclusive Supply Contract, we continue to supply Wal-Mart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, U.K. and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas.

The loss of Wal-Mart or any significant customer, or customers that in the aggregate represent a significant portion of our revenue, or a material reduction in the amount of business we undertake with any such customer or customers, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if Wal-Mart or any significant customer reacts unfavorably to any pricing of our products or decides to de-emphasize or reduce their product offerings in the categories with which we supply them. As of July 3, 2010, we had $68.1 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client.

Our ingredients, packaging supplies and other costs are subject to price increases and we may be unable to effectively pass rising costs on to our customers.

We bear the risk of changes in prices on the ingredient and packaging in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans and ends, resin for polyethylene terephthalate (“PET”) bottles, preforms and caps, corn for HFCS and fruit are examples of these underlying commodities. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits and, in other cases, they are not. These changes in the prices that we pay for ingredient and packaging materials occur at times that vary by product and supplier, but are principally on a monthly or annual basis.

We are at risk with respect to fluctuating aluminum prices. Because PET resin is not a traded commodity, no fixed price mechanism has been implemented, and we are accordingly also at risk with respect to changes in PET prices. Fruit prices have been, and we expect them to continue to be, subject to significant volatility. While fruit is available from numerous independent suppliers, these raw materials are subject to fluctuations in price attributable to, among other things, changes in crop size and federal and state agricultural programs. HFCS also has a history of volatile price changes. We typically purchase HFCS requirements for North America under 12 month contracts. We have entered into fixed price commitments for a majority of our HFCS requirements for 2010. We have also entered into fixed price commitments for a majority of our forecasted aluminum requirements for 2010 as well as approximately half of our requirements for 2011.

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

We believe that opportunities exist to increase sales of beverages in our markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution, introducing new products or identifying appropriate acquisition or strategic alliance candidates. The success of this strategy with respect to acquisitions depends on our ability to manage and integrate acquisitions and alliances into our existing business. Furthermore, the businesses or product lines that we acquire or align with may not be integrated successfully into our business or prove profitable. In addition to the foregoing factors, our ability to expand our business in foreign countries is also dependent on, and may be limited by, our ability to comply with the laws of the various jurisdictions in which we may operate, as well as changes in local government regulations and policies in such jurisdictions. If we fail to manage the geographic allocation of production capacity surrounding customer demand in North America, we may lose certain customer product volume or have to utilize co-packers to fulfill our customer capacity obligations, either of which could negatively impact our financial results.

Our geographic diversity subjects us to the risk of currency fluctuations.

We are exposed to changes in foreign currency exchange rates, including those between the U.S. dollar and the pound sterling, the euro, the Canadian dollar, the Mexican peso and other currencies. Our operations outside of the United States accounted for 36.7% of our 2009 sales. Accordingly, currency fluctuations in respect of our outstanding non-U.S. dollar denominated net asset balances may affect our reported results and competitive position.

Furthermore, our foreign operations purchase key ingredients and packaging supplies in U.S. dollars. This exposes them to additional foreign currency risk that can adversely affect our reported results.

Our hedging activities, which are designed to minimize and delay, but not to completely eliminate, the effects of foreign currency fluctuations may not sufficiently mitigate the impact of foreign currencies on our financial results. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities

If we are unable to maintain relationships with our raw material suppliers, we may incur higher supply costs or be unable to deliver products to our customers.

In addition to water, the principal raw materials required to produce our products are PET bottles, caps and preforms, aluminum cans and ends, labels, cartons and trays, fruit, concentrates and sweeteners. We rely upon our ongoing relationships with our key suppliers to support our operations.

We typically enter into annual or multi-year supply arrangements with our key suppliers, meaning that our suppliers are obligated to continue to supply us with materials for one-year or multi-year periods, at the end of which we must either renegotiate the contracts with those suppliers or find alternative sources for supply. There can be no assurance that we will be able to either renegotiate contracts (with similar or more favorable terms) with these suppliers when they expire or, alternatively, if we are unable to renegotiate contracts with our key suppliers, there can be no assurance that we could replace them. We could also incur higher ingredient and packaging supply costs in renegotiating contracts with existing suppliers or replacing those suppliers, or we could experience temporary disruptions in our ability to deliver products to our customers, either of which could have a material adverse effect on our results of operations.

With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as sweeteners, we have entered into long-term supply agreements, the remaining terms of which range from 12 to 18 months, and therefore we are assured of a supply of those key packaging supplies and ingredients during such terms. Crown Cork & Seal, Inc. (“CCS”) supplies aluminum cans and ends under a contract expiring on December 31, 2011. The contract provides that CCS will supply our entire aluminum can and end requirements worldwide, subject to certain exceptions. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.

We have a significant amount of outstanding debt, which could adversely affect our financial health and future cash flows may not be sufficient to meet our obligations.

As of July 3, 2010, after giving effect to the Cliffstar Acquisition and the debt we expect to incur in connection with the Cliffstar Acquisition, our total indebtedness would have been $709.2 million. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments on this debt;

•	making it more difficult to satisfy debt service and other obligations;

•	increasing the risk of a future credit ratings downgrade of our debt, which would increase future debt costs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged with debt as we are; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.

To the extent we become more leveraged, the risks described above would increase. In addition, our actual cash requirements in the future may be greater than expected. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our ABL facility and the indenture governing the 2017 Notes contain, and the indenture governing the notes offered in connection with the Cliffstar Acquisition and our Amended ABL Facility will contain, various covenants limiting the discretion of our management in operating our business, which could prevent us from capitalizing on business opportunities and taking some corporate actions.

Our ABL facility and indenture governing the 2017 Notes impose, and the indenture governing the notes offered in connection with the Cliffstar Acquisition and our Amended ABL Facility will impose, significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock);

•	make investments;

•	create liens;

•	sell assets;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;

•	engage in transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.

These covenants are subject to important exceptions and qualifications. In addition, our ABL facility also requires us, and the Amended ABL Facility will require us, under certain circumstances, to maintain compliance with a financial covenant. Our ability to comply with this covenant may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our ABL facility or Amended ABL Facility, including our inability to comply with the financial covenant, could result in an event of default, which would allow the lenders under our ABL facility or Amended ABL Facility to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture governing the notes offered in connection with the Cliffstar Acquisition and the indenture governing the 2017 Notes and, potentially, our other indebtedness. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy.

A portion of our indebtedness is variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

Our ABL facility subjects us to, and the Amended ABL Facility will subject us to, interest rate risk. The rate at which we pay interest on amounts borrowed under such facilities fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our ABL facility or Amended ABL Facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively impact our financial condition and results of operations.

Our financial results may be negatively impacted by the recent global financial events.

In recent years, global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. These events have also adversely affected the stock market. These events could continue to have a number of different effects on our business, including:

•	a reduction in consumer spending, which could result in a reduction in our sales volume;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;

•	an increase in counterparty risk;

•	an increased likelihood that one or more members of our banking syndicate may be unable to honor its commitments under our ABL facility or Amended ABL Facility; and

•	restricted access to capital markets that may limit our ability to take advantage of business opportunities, such as acquisitions.

Other events or conditions may arise or persist directly or indirectly from the global financial events that could negatively impact our business.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring activities.

During the last five years we have implemented, and may in the future implement, restructuring activities to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. These activities are intended to maximize our operating effectiveness and efficiency and to reduce our costs. We cannot be assured that we will achieve or sustain the targeted benefits under these programs or that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. In addition, the implementation of key elements of these activities, such as employee job reductions and plant closures, may have an adverse impact on our business, particularly in the near-term.

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

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights. As of July 3, 2010, we had $45.0 million of rights and $8.6 million of trademarks recorded as intangible assets.

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

As a producer of beverages, we must comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the United States, those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to water consumption and treatment, and various other federal statutes and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or government policy and related interpretations may alter the environment in which we do business, which may impact our results or increase our costs or liabilities.

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

Adverse weather conditions could affect our supply chain and reduce the demand for our products.

Severe weather conditions and natural disasters, such as freezes, frosts, floods, hurricanes, tornados, droughts or earthquakes and crop diseases may affect our facilities and our supply of raw materials such as fruit. If the supply of any of our raw materials is adversely affected by weather conditions, it may result in increased raw material costs and there can be no assurance that we will be able to obtain sufficient supplies from other sources. In addition, the sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may reduce the demand for our products and contribute to lower revenues, which could negatively impact our profitability.

Global or regional catastrophic events could impact our operations and financial results.

Our business can be affected by large-scale terrorist acts, especially those directed against the United States or other major industrialized countries in which we do business, major natural disasters, or widespread outbreaks of infectious diseases such as H1N1 influenza. Such events could impair our ability to manage our business, could disrupt our supply of raw materials, and could impact production, transportation and delivery of products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.

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

Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and writedowns that would reduce our results of operations.

As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately $30.3 million of our recorded total assets as of July 3, 2010. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc.

including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”). This asset, which has a net book value of $45.0 million, is more fully described in Note 8 to the financial statements included in this Quarterly Report on Form 10-Q.

As of July 3, 2010, other intangible assets were $104.3 million, which consisted principally of $68.1 million of customer relationships that arose from acquisitions and trademarks of $8.6 million. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits, which is up to 15 years. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless it is required more frequently due to a triggering event such as the loss of a customer. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client. Principally, a decrease in expected operating segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill or the Rights. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the year ended January 2, 2010 (the “Form 10-K”) and Note 1, “Summary of Significant Accounting Policies,” in the notes to the financial statements included in the Form 10-K.

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

Failure to maintain our stock exchange listings would adversely affect the trading price and liquidity of our common shares.

We have, in the recent past, received notice of non-compliance with NYSE listing requirements due to our share price trading below $1.00 for periods of time. While we have cured such deficiencies, if we are not able to maintain compliance with the listing requirements of the NYSE and/or TSX, our shares may be subject to removal from listing on the NYSE and/or TSX. Trading in our common shares after a delisting, if any, would likely be conducted in the over-the-counter markets in the Over-The-Counter Bulletin Board or the “pink sheets” and could also be subject to additional restrictions. As a consequence of a delisting, our shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. In addition, a delisting would make our common shares substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws, or as consideration in future capital raising.

We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.

As of July 3, 2010, 921 of our employees were covered by collective bargaining agreements. These agreements typically expire every three to five years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

We depend on key information systems and third-party service providers.

We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third-party providers for the majority of our key information systems and business processing services, including hosting our primary data center. In particular, we are in the process of implementing a new SAP software platform to assist us in the management of our business and are also reorganizing certain processes within our finance and accounting departments. If we fail to successfully implement these projects or if the projects do not result in increased operational efficiencies, our operations may be disrupted and our operating expenses could increase, which could adversely affect our financial results. In addition, these systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles;

•	any event that could damage our reputation;

•	failure of our processes to prevent and detect unethical conduct of employees;

•	a significant failure of internal controls over financial reporting;

•	failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements; and

•	failure of corporate governance policies and procedures.

Item 6.	Exhibits

Number	Description

2.1	Asset Purchase Agreement, dated as of July 7, 2010, by and among the Company, Caroline LLC, a wholly-owned subsidiary of the Company, Cliffstar Corporation, each of the Cliffstar companies named therein, and Stanley Star, solely in his capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed July 9, 2010).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1[1]	Credit Agreement (“Credit Agreement”) dated as of March 31, 2008 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, and General Electric Capital Corporation, as Co-Collateral Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2010 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2010 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2010 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2010 (furnished herewith).

[1]	Document is subject to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: August 4, 2010	/s/ Neal Cravens
Neal Cravens
Chief Financial Officer
(On behalf of the Company)

Date: August 4, 2010	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Chief Accounting Officer
(Principal accounting officer)

Exhibit Index

Number	Description

2.1	Asset Purchase Agreement, dated as of July 7, 2010, by and among the Company, Caroline LLC, a wholly-owned subsidiary of the Company, Cliffstar Corporation, each of the Cliffstar companies named therein, and Stanley Star, solely in his capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed July 9, 2010).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1[1]	Credit Agreement (“Credit Agreement”) dated as of March 31, 2008 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, and General Electric Capital Corporation, as Co-Collateral Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2010 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2010 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2010 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 3, 2010 (furnished herewith).

[1]	Document is subject to a request for confidential treatment.