Form 10-Q
period 2010-10-02
COTT CORP /CN/
filed 2010-11-10
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 2, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2010
Common Stock, no par value per share	94,750,120 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except per share amounts)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Revenue, net	$490.6	$404.9	$1,278.2	$1,210.7
Cost of sales	419.8	341.1	1,076.7	1,015.4

Gross profit	70.8	63.8	201.5	195.3

Selling, general and administrative expenses	47.3	36.9	114.2	106.7
Loss on disposal of property, plant & equipment	0.3	—	0.4	—
Restructuring and asset impairments
Restructuring	—	—	(0.5)	1.6
Asset impairments	—	—	—	3.5

Operating income	23.2	26.9	87.4	83.5

Other expense, net	1.3	3.2	3.6	0.5
Interest expense, net	10.3	7.6	22.6	22.7

Income before income taxes	11.6	16.1	61.2	60.3

Income tax (benefit) expense	1.9	0.9	15.1	(10.7)

Net income	$9.7	$15.2	$46.1	$71.0

Less: Net income attributable to non-controlling interests	1.4	1.3	4.0	3.5

Net income attributed to Cott Corporation	$8.3	$13.9	$42.1	$67.5

Net income per common share attributed to Cott Corporation
Basic	$0.10	$0.18	$0.51	$0.93
Diluted	$0.09	$0.18	$0.50	$0.92

Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	87.2	76.6	82.7	72.5
Diluted	89.0	77.0	83.5	73.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	October 2, 2010	January 2, 2010
ASSETS
Current assets
Cash & cash equivalents	$35.4	$30.9
Accounts receivable, net of allowance of $7.4 ($5.9 as of January 2, 2010)	237.8	152.3
Income taxes recoverable	8.2	20.8
Inventories	206.2	99.7
Prepaid expenses and other assets	19.0	16.8

Total current assets	506.6	320.5

Property, plant and equipment	508.8	343.0
Goodwill	127.1	30.6
Intangibles and other assets	379.9	155.5
Deferred income taxes	7.9	5.4
Other tax receivable	6.7	18.8

Total assets	$1,537.0	$873.8

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$50.3	$20.2
Current maturities of long-term debt	5.9	17.6
Accounts payable and accrued liabilities	313.8	169.3

Total current liabilities	370.0	207.1

Long-term debt	606.6	233.2
Deferred income taxes	18.5	17.5
Other long-term liabilities	19.8	14.7

Total liabilities	1,014.9	472.5
Contingencies and Commitments - Note 11

Equity
Capital shares, no par - 94,750,120 (January 2, 2010 - 81,331,330) shares issued	395.6	322.5
Treasury shares	(3.2)	(4.4)
Additional paid-in-capital	39.1	37.4
Retained earnings	93.9	51.8
Accumulated other comprehensive loss	(17.1)	(21.3)

Total Cott Corporation equity	508.3	386.0

Non-controlling interests	13.8	15.3

Total equity	522.1	401.3

Total liabilities and equity	$1,537.0	$873.8

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Operating Activities
Net income	$9.7	$15.2	$46.1	$71.0
Depreciation & amortization	19.1	16.4	49.9	49.7
Amortization of financing fees	0.6	0.4	1.6	1.0
Share-based compensation expense	1.1	0.4	2.8	1.2
Increase in deferred income taxes	9.7	—	9.6	2.9
Decrease in other income tax liabilities	—	(0.1)	—	(16.6)
Write-off of financing fees	1.4	—	1.4	—
Loss on disposal of property, plant & equipment	0.3	—	0.4	—
Gain on buyback of Notes	—	0.2	0.1	0.2
Asset impairments	—	—	—	3.5
Lease contract termination loss	—	—	(0.4)	—
Lease contract termination payments	(0.6)	(0.9)	(5.4)	(2.8)
Other non-cash items	0.1	2.9	4.3	1.8
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	17.4	37.2	(28.9)	1.9
Inventories	(3.8)	7.7	(20.5)	2.2
Prepaid expenses and other current assets	(0.5)	1.5	1.9	(1.5)
Other assets	—	0.5	(1.1)	0.3
Accounts payable and accrued liabilities	8.3	(24.4)	16.1	(0.2)
Income taxes recoverable	2.7	(0.2)	27.1	0.6

Net cash provided by operating activities	65.5	56.8	105.0	115.2

Investing Activities
Acquisition	(507.7)	—	(507.7)	—
Additions to property, plant & equipment	(11.4)	(5.3)	(29.5)	(18.9)
Additions to intangibles	(0.2)	—	(3.6)	—
Proceeds from sale of property, plant & equipment	0.5	0.1	0.9	1.4

Net cash used in investing activities	(518.8)	(5.2)	(539.9)	(17.5)

Financing Activities
Payments of long-term debt	(1.2)	(22.7)	(17.3)	(26.4)
Issuance of long-term debt	375.0	—	375.0	—
Borrowings under ABL	165.7	48.9	307.7	679.4
Payments under ABL	(126.2)	(115.5)	(277.8)	(788.1)
Distributions to non-controlling interests	(2.8)	(2.6)	(5.5)	(4.9)
Issuance of common shares, net of offering fees	71.1	47.4	71.1	47.4
Financing fees	(14.0)	(1.1)	(14.2)	(1.1)
Other financing activities	—	(0.2)	—	(0.4)

Net cash (used in) provided by financing activities	467.6	(45.8)	439.0	(94.1)

Effect of exchange rate changes on cash	0.8	—	0.4	0.7

Net increase in cash & cash equivalents	15.1	5.8	4.5	4.3

Cash & cash equivalents, beginning of period	20.3	13.2	30.9	14.7

Cash and cash equivalents, end of period	$35.4	$19.0	$35.4	$19.0

Supplemental Noncash Investing and Financing Activities:
Capital lease additions	$—	$—	$2.4	$—
Deferred consideration	13.1	—	13.1	—
Contingent consideration	52.5	—	52.5	—
Working capital adjustment	(3.8)	—	(3.8)	—

Supplemental disclosures of cash flow information:
Cash paid for interest	$1.2	$2.1	$12.8	$16.7
Cash paid (received) for income taxes, net	(10.0)	3.5	(21.8)	3.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share data)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 27, 2008	71,871	2,307	$275.0	($6.4)	$38.1	($29.7)	($47.8)	$17.3	$246.5

Treasury shares issued	—	(396)	—	1.1	(1.1)	—	—	—	—
Common shares issued	9,435	—	47.4	—	—	—	—	—	47.4
Share-based compensation	—	—	—	—	1.2	—	—	—	1.2
Reclassified share-based compensation to liabilities	—	—	—	—	(0.1)	—	—	—	(0.1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4.9)	(4.9)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	20.3	(0.1)	20.2
Pension liabilities	—	—	—	—	—	—	0.5	—	0.5
Net income	—	—	—	—	—	67.5	—	3.5	71.0

Balance at September 26, 2009	81,306	1,911	$322.4	($5.3)	$38.1	$37.8	($27.0)	$15.8	$381.8

Balance at January 2, 2010	81,331	1,504	$322.5	($4.4)	$37.4	$51.8	($21.3)	$15.3	$401.3

Common shares issued	13,340	—	71.1	—	—	—	—	—	71.1
Treasury shares issued - PSU Plan	—	(437)	—	1.2	(1.2)	—	—	—	—

Tax Impact of Common Shares Issuance	—	—	2.0	—	—	—	—	—	2.0
Treasury Shares issued - EISPP	—	(1)	—	—	—	—	—	—	—
Common Shares issued - Directors’ Share Award	79	—	—	—	0.7	—	—	—	0.7
Share-based compensation	—	—	—	—	2.2	—	—	—	2.2

Distributions to non-controlling interests	—	—	—	—	—	—	—	(5.5)	(5.5)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	3.9	—	3.9
Pension liabilities	—	—	—	—	—	—	0.3	—	0.3
Net income	—	—	—	—	—	42.1	—	4.0	46.1

Balance at October 2, 2010	94,750	1,066	$395.6	($3.2)	$39.1	$93.9	($17.1)	$13.8	$522.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Net income (loss)	$9.7	$15.2	$46.1	$71.0

Other comprehensive income (loss), net of tax:
Net currency translation	10.5	3.2	3.9	20.2
Pension benefit plan, net of tax	0.1	0.1	0.3	0.5
Unrealized gains on derivative instruments	(0.1)	—	—	—

Total other comprehensive income (loss), net of tax	10.5	3.3	4.2	20.7

Comprehensive income	$20.2	$18.5	$50.3	$91.7

Less: Net income attributable to non-controlling interests	1.4	1.3	4.0	3.5

Comprehensive income attributed to Cott Corporation	$18.8	$17.2	$46.3	$88.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1 – Business and Recent Accounting Pronouncements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is the world’s largest retailer brand beverage company. In addition to carbonated soft drinks (“CSDs”), our product lines include clear, still and sparkling flavored waters, energy-related drinks, juice, juice-based products, bottled water and ready-to-drink teas.

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

Note 2 – Acquisition

On August 17, 2010 (the “Acquisition Date”), we completed the acquisition (the “Acquisition”) of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies pursuant to an Asset Purchase Agreement dated July 7, 2010 for approximately $500.0 million payable in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million, the first $15.0 million of which is payable upon the achievement of milestones in upgrading certain expansion projects in 2010, and the remainder is based on the achievement of certain performance measures during the fiscal year ending January 1, 2011 (the “Earn Out Period”).

The total consideration paid by us in the Acquisition is summarized below:

(in millions of U.S. dollars)
Cash	$500.0
Deferred Consideration (a)	13.1
Contingent Consideration (b)	52.5
Working Capital Payment (c)	7.7
Working Capital Adjustment (d)	(3.8)

Total Consideration	$569.5

(a)	Principal amount of $14.0 million to be paid in three equal annual installments and recorded at fair value.
(b)	Represents estimated contingent consideration based on probability of achievement of EBITDA targets recorded at fair value.
(c)	Represents amount paid to seller for estimated closing balance sheet working capital.
(d)	Represents estimated actual closing balance sheet working capital adjustment.

The Acquisition was financed through the closing of a private placement offering by Cott Beverages Inc. of $375.0 million aggregate principal amount of 8.125% senior notes due 2018 (the “Note Offering”), the underwritten public offering of 13.4 million of our common shares (the “Equity Offering”) and borrowings under our asset based lending (“ABL”) credit facility, which we refinanced in connection with the Acquisition, which increased the amount available for borrowings to $275.0 million.

Our primary reasons for the Acquisition were to expand Cott’s product portfolio and manufacturing capabilities, enhance our customer offering and growth prospects, and improve our strategic platform for the future.

The Acquisition is being accounted for under the acquisition method, in accordance with ASC 805, Business Combinations, with the assets and liabilities acquired recorded at their fair values at the Acquisition Date. Identified intangible assets, goodwill and property, plant and equipment are recorded at their estimated fair values per preliminary valuations and may change based on the final valuation results including, for example, the process of physically validating fixed assets. The results of operations of the acquired business have been included in our operating results beginning as of the Acquisition Date. We allocated the purchase price of the Acquisition to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed using a straight-line amortization method.

Cliffstar is entitled to contingent consideration of up to a maximum of $55.0 million, the first $15.0 million of which will be due by us if Cliffstar and its affiliated companies achieve milestones in upgrading certain expansion projects in 2010. The remaining contingent consideration will be due by us if Cliffstar and its affiliated companies meet certain targets relating to net income plus interest, income taxes, depreciation and amortization (“EBITDA”) for the Earn Out Period. We estimated the fair value of the contingent payment based on financial projections of the acquired business and estimated probabilities of achievement. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the Acquisition will be recorded in our Consolidated Statement of Operations. The fair value of the contingent consideration arrangement of $52.5 million was determined using the probability-weighted income approach. Key assumptions include probability-adjusted EBITDA amounts with discount rates consistent with the level of risk of achievement.

In addition to the purchase price, we incurred $7.5 million in acquisition related costs, which were expensed as incurred and recorded in the selling, general, and administrative expenses caption of our Consolidated Statements of Operations for the nine months ended October 2, 2010, in accordance with ASC 805, Business Combinations.

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Acquisition. The allocation of the purchase price is based on a preliminary valuation, subject to working capital adjustments that are expected to be completed in the fourth quarter of 2010. Any adjustment will affect the total purchase price and goodwill.

(in millions of U.S. dollars)	Acquired Value
Accounts receivable	$51.7
Inventories	85.8
Prepaid expenses and other assets	5.4
Property, plant and equipment	171.4
Goodwill	95.8
Intangibles and other assets	224.3
Accounts payable and accrued liabilities	(62.1)
Other long-term liabilities	(2.8)

Total	$569.5

Intangible Assets

In our preliminary determination of the fair value of the intangible assets, we considered, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of Cliffstar’s products. The estimated fair values of identified intangible assets were calculated considering market participant expectations and using an income approach and estimates and assumptions provided by Cliffstar’s and our management. The following table sets forth the components of identified intangible assets associated with the Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$216.9	15 years
Non-competition agreements	6.6	3 years

Total	$223.5

Customer relationships represent future projected revenue that will be derived from sales to existing customers of the acquired company.

In conjunction with the closing of the Acquisition, certain key employees of Cliffstar executed non-competition agreements, which prevent those employees from competing with us in specified restricted territories for a period of three years from the Acquisition Date. The value of the Cliffstar business could be materially diminished without these non-competition agreements.

Goodwill

The principal factor that resulted in recognition of goodwill was that the purchase price for the Acquisition was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. Goodwill is expected to be deductible for tax purposes.

Supplemental Pro Forma Data

The following unaudited pro forma financial information for the nine months ended October 2, 2010 and September 26, 2009 represent the combined results of our operations as if the Acquisition had occurred on December 27, 2008. The unaudited pro forma results reflect certain adjustments related to the Acquisition such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such period.

	For the Nine Months Ended
(in millions of U.S. dollars, except share amounts)	October 2, 2010	September 26, 2009
Revenue	$1,681.4	$1,727.5
Net income (a)	58.8	85.0

Net income per common share, diluted	$0.70	$1.02

(a)	For the nine months ended September 26, 2009 Cott recorded restructuring charges of $1.6 million due to the 2009 Restructuring Plan and $3.5 million of asset impairments primarily related to the write-off of a customer list.

Revenues for Cliffstar since the date of Acquisition were $80.2 million and operating income was $1.1 million.

Note 3 – Restructuring and Asset Impairments

The Company implements restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance, contract termination and asset impairments, and other employment related costs. In 2007, the Company implemented one such program, which involved the realignment of the management of our Canadian and U.S. businesses to a North American basis, rationalization of our product offerings, elimination of underperforming assets, an increased focus on high potential accounts, and the closure of several plants and warehouses in North America that resulted in lease contract termination losses and a partial reduction in our workforce (the “North American Plan”). The Company also implemented a plan in 2009 (“the 2009 Restructuring Plan”) that resulted in a further reduction of our workforce. During the nine months ended October 2, 2010, the Company made $5.4 million of cash payments related to the North American Plan. These cash payments included $3.0 million related to the settlement of one of its lease obligations, which resulted in a gain of approximately $0.4 million. In addition, the Company recorded a $0.1 million gain related to other non-cash charges for the North American Plan during the nine months ended October 2, 2010. In 2009, the Company recorded a $3.4 million asset impairment charge related to customer relationships upon the loss of a customer and a $0.1 million charge for our Elizabethtown facility. The Company also recorded $1.6 million in severance costs related to the 2009 Restructuring Plan.

There were no restructuring or asset impairment charges for the three months ended October 2, 2010 and September 26, 2009. The following table summarizes restructuring and asset impairment charges for the nine months ended October 2, 2010 and September 26, 2009.

	For the Nine Months Ended
(in millions of U.S. dollars)	October 2, 2010		September 26, 2009
	North America	Total	North America	Total
Restructuring	$(0.5)	$(0.5)	$1.6	$1.6
Asset impairments	—	—	3.5	3.5

	$(0.5)	$(0.5)	$5.1	$5.1

The following table is a summary of our restructuring liabilities as of January 2, 2010 and October 2, 2010, along with charges to costs and expenses and cash payments:

North American Plan:

(in millions of U.S. dollars)	Balance at January 2, 2010	Charges to costs and expenses	Cash payments	Balance at October 2, 2010

Lease contract termination loss	$5.8	$(0.4)	$(5.4)	$—

	$5.8	$(0.4)	$(5.4)	$—

As of October 2, 2010, no amounts are owed under the North American Plan.

The following table is a summary of our restructuring liabilities as of December 27, 2008 and September 26, 2009, along with charges to costs and expenses and cash payments:

North American Plan:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charges to costs and expenses	Cash payments	Balance at September 26, 2009

Lease contract termination loss	$9.6	$—	$(2.8)	$6.8

	$9.6	$—	$(2.8)	$6.8

Note 4 – Share-Based Compensation

Each of our share-based compensation plans has been approved by our shareowners, except for our 1986 Common Share Option Plan, as amended (the “Option Plan”), which was adopted prior to our initial public offering, and a stock option award granted to our Chief Executive Officer, which was an inducement grant made to attract and retain that executive. Subsequent amendments to the Option Plan that required shareowner approval have been so approved.

The table below summarizes the share-based compensation expenses for the three and nine months ended October 2, 2010 and September 26, 2009. This share-based compensation expense was recorded in the selling, general, and administrative expenses caption of our Consolidated Statements of Operations. As used below, “PSUs” mean performance share units granted under our Amended and Restated Performance Share Unit Plan. As used below, “Performance-based RSUs” mean restricted share units with performance-based vesting granted under our 2010 Equity Incentive Plan. As used below, “Time-based RSUs” mean restricted share units with time-based vesting granted under our 2010 Equity Incentive Plan.

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Stock options	$0.2	$0.1	$1.0	$0.2
PSU	—	0.2	0.2	0.6
Performance-based RSUs	0.4	—	0.4	—
Time-based RSUs	0.5	—	0.5	—
Director share units	0.1	—	0.7	—
Share appreciation rights	—	0.1	0.1	0.4
Restricted stock	—	—	—	0.1
Interim CEO award	—	—	—	(0.1)

Total	$1.2	$0.4	$2.9	$1.2

As of October 2, 2010, the unrecognized share-based compensation expense and years we expect to recognize as future compensation expense were as follows:

(in millions of U.S. dollars)	Unrecognized share-based compensation expense as of October 2, 2010	Weighted average years expected to recognize compensation

PSUs	$0.1	0.3
Performance-based RSUs	6.6	2.3
Time-based RSUs	6.6	2.3
Restated Executive Incentive Share Purchase Plan	0.1	0.3

Total	$13.4

Option Plan

There were no common shares issued pursuant to option exercises during the nine months ended October 2, 2010. Options representing 250,000 shares were granted to our Chief Executive Officer during the first quarter of 2010 at an exercise price of C$8.01 per share. The fair value of this option grant was estimated to be C$5.16 using the Black-Scholes option pricing model. On August 9, 2010, the Company entered into a Common Share Option Cancellation and Forfeiture Agreement to cancel this option award. The cancellation was effective as of September 22, 2010. The Company entered into this arrangement with the Chief Executive Officer in order to transition him to the Company’s 2010 Equity Incentive Plan, which was approved by shareholders on May 4, 2010 future grants to this and other executive officers are expected to be governed by the terms of such plan.

The fair value of each option granted during the nine months ended October 2, 2010 and September 26, 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	October 2, 2010	September 26, 2009
Risk-free interest rate	2.3%	2.3%
Average expected life (years)	5.5	5.5
Expected volatility	74.8%	50.0%
Expected dividend yield	—	—

The table below summarizes option activity for the nine months ended October 2, 2010:

	Shares (in thousands)	Weighted average exercise price (Canadian $)

Balance at January 2, 2010	831	$18.97
Awarded	250	8.01
Forfeited or expired	(377)	20.33

Outstanding at October 2, 2010	704	16.67

Exercisable at October 2, 2010	704	$16.67

Long-Term Incentive Plans

2010 Equity Incentive Plan

Our shareowners approved our 2010 Equity Incentive Plan (the “Equity Incentive Plan”) at the Annual and Special Meeting of Shareowners held on May 4, 2010. Awards under the Equity Incentive Plan may be in the form of incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares, performance units, stock appreciation rights, and stock payments to employees, directors and outside consultants. The Equity Incentive Plan is administered by the Human Resources and Compensation Committee of the Board of Directors (the “HRCC”) or any other board committee as may be designated by the board from time to time. At the inception of the Equity Incentive Plan, 4,000,000 shares were reserved for future issuance, subject to adjustment upon a share split, share dividend, recapitalization, and other similar transactions and events.

On May 4, 2010, the Company granted 78,790 common shares to the non-management members of the Company’s Board of Directors under the Equity Incentive Plan. The common shares were issued in consideration of such directors’ annual board retainer fee.

On August 6, 2010, the Company granted 1,693,370 Performance-based RSUs and 1,363,370 Time-based RSUs to certain employees of the Company. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on January 1, 2010 and ending on the last day of our 2012 fiscal year. The payout percentage of the Performance-based RSUs and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the period beginning on January 1, 2010 and ending on the last day of our 2012 fiscal year. The Time-based RSUs vest on the last day of our 2012 fiscal year.

Amended and Restated PSU Plan

Under the Amended and Restated Performance Share Unit Plan (the “PSU Plan”), PSUs were awarded to employees of our Company. The value of an employee’s award under our PSU Plan depends on (i) our performance over a maximum three-year performance cycle; and (ii) the market price of our common shares at the time of vesting. Performance targets were established annually by the HRCC. PSUs granted will vest over a term not to exceed three fiscal years. As of October 2, 2010, the Trustee under the PSU Plan held 0.6 million common shares as treasury shares to satisfy our anticipated future liability under the PSU Plan. The Company intends that no further grants will be made under the PSU Plan.

Amended and Restated SAR Plan

Under the Amended and Restated Share Appreciation Rights Plan (the “SAR Plan”), share appreciation rights (“SARs”) were awarded to employees and directors of our Company. SARs typically vest on the third anniversary of the grant date. On vesting, each SAR will represent the right to be paid the difference, if any, between the price of our common shares on the date of grant and their price on the vesting date of the SAR. Payments in respect of vested in-the-money SARs will be made in the form of our common shares purchased on the open market by an independent trust with cash contributed by us. During the nine months ended October 2, 2010, 154,000 SARs vested out-of-the-money. The Company intends that no further grants will be made under the SAR Plan. On August 10, 2010, the Company entered into a Stock Appreciation Right Cancellation Agreement to cancel 100,000 SARs. The cancellation was effective as of September 2, 2010.

During the nine months ended October 2, 2010, PSU, Performance-based RSU, Time-based RSU and SAR activity was as follows:

(in thousands)	Number of PSUs	Number of performance-based RSUs	Number of time-based RSUs	Number of SARs

Balance at January 2, 2010	625	—	—	254
Awarded	—	1,693	1,363	—
Issued	(437)	—	—	—
Forfeited	—	—	—	(254)

Outstanding at October 2, 2010	188	1,693	1,363	—

Average Canadian – U.S. Dollar Exchange Rates for 2010 and 2009

Various compensation components in Note 4 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the three and nine months ended October 2, 2010 and September 26, 2009, respectively, for comparative purposes:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Average exchange rate	$0.963	$0.907	$0.966	$0.856

Note 5 – Income Taxes

Income tax expense was $15.1 million on pretax income of $61.2 million and $4.0 million of net income attributable to non-controlling interests for the nine months ended October 2, 2010 as compared to a $10.7 million benefit on pretax income of $60.3 million and $3.5 million of net income attributable to non-controlling interests for the nine months ended September 26, 2009. The estimated effective tax rate applied to income from operations for the nine months ended October 2, 2010 differs from the statutory rate due mostly to foreign tax rate differentials. The estimated effective tax rate applied to income from operations for the nine months ended September 26, 2009 differs from the statutory rate due to the net reversal of previously recorded valuation allowances, a $14.4 million tax benefit related to the reversal of uncertain tax positions in the first nine months of 2009 and a benefit of $2.2 million on the reversal of interest and penalty accruals in the income statement.

Income tax expense was $1.9 million on pretax income of $11.6 million and $1.4 million of net income attributable to non-controlling interests for the three months ended October 2, 2010 as compared to income tax expense of $0.9 million on pretax income of $16.1 million and $1.3 million of net income attributable to non-controlling interests for the three months ended September 26, 2009.

Note 6 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, PSUs, Performance-based RSUs and Time-based RSUs.

A reconciliation of the numerators and denominators of the basic and diluted net income per common share computations follows:

	For the three months ended
(In thousands)	October 2, 2010	September 26, 2009
Weighted average number of shares outstanding - basic	87,196	76,568
Dilutive effect of stock options	191	402
Dilutive effect of PSUs	189	—
Dilutive effect of Performance-based RSUs	1,100	—
Dilutive effect of Time-based RSUs	280	—

Adjusted weighted average number of shares outstanding - diluted	88,956	76,970

	For the nine months ended
(In thousands)	October 2, 2010	September 26, 2009
Weighted average number of shares outstanding - basic	82,675	72,504
Dilutive effect of stock options	191	599
Dilutive effect of PSUs	189	—
Dilutive effect of Performance-based RSUs	366	—
Dilutive effect of Time-based RSUs	93	—

Adjusted weighted average number of shares outstanding - diluted	83,514	73,103

At October 2, 2010, options to purchase 704,000 (September 26, 2009 — 870,650) shares of common stock at a weighted average exercise price of C$16.67 (September 26, 2009 — C$18.70) per share were outstanding, but 354,000 options were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common stock. Shares purchased on the open market and held by independent trusts are categorized as treasury shares. We excluded 957,104 of treasury shares held in various trusts under the PSU Plan and the Restated Executive Incentive Share Purchase Plan (the “Restated EISPP”) in the calculation of basic and diluted earnings per share.

Note 7 – Segment Reporting

We produce, package and distribute private-label CSDs, waters, juice, juice-based products, energy-related drinks and ready-to-drink teas to regional and national grocery, mass-merchandise and wholesale chains and customers in the dollar convenience and drug channels through five reportable segments – North America (which includes our U.S. reporting unit and Canada reporting unit), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our international corporate expenses).

	Operating Segments[1]
(in millions of U.S. dollars)	North America	U.K.	Mexico	RCI	All Other	Total

For the Three Months Ended
October 2, 2010
External revenue[1]	$375.5	$96.6	$12.4	$6.1	$—	$490.6
Depreciation and amortization	15.2	3.4	0.5	—	—	19.1
Operating income (loss)	16.3	7.3	(1.2)	0.8	—	23.2
Additions to property, plant and equipment	9.9	1.5	—	—	—	11.4

For the Nine Months Ended
October 2, 2010
External revenue[1]	$939.5	$277.5	$38.3	$22.9	$—	$1,278.2
Depreciation and amortization	38.8	9.6	1.5	—	—	49.9
Operating income (loss)	67.4	19.0	(5.2)	6.2	—	87.4
Restructuring and asset impairments – Note 3	(0.5)	—	—	—	—	(0.5)
Additions to property, plant and equipment	21.9	5.9	1.7	—	—	29.5

As of October 2, 2010
Property, plant and equipment	$405.6	$89.7	$13.5	$—	$—	$508.8
Goodwill	122.6	—	—	4.5	—	127.1
Intangibles and other assets	363.5	15.6	0.8	—	—	379.9
Total assets[2]	1,280.0	208.0	34.3	14.0	0.7	1,537.0

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

	Operating Segments[1]
(in millions of U.S. dollars)	North America	U.K.	Mexico	RCI	All Other	Total

For the Three Months Ended
September 26, 2009
External revenue[1]	$287.2	$101.6	$10.3	$5.8	$—	$404.9
Depreciation and amortization	12.4	3.5	0.5	—	—	16.4
Operating income (loss)	16.1	10.8	(1.6)	1.6	—	26.9
Additions to property, plant and equipment	3.7	1.4	0.2	—	—	5.3

For the Nine Months Ended
September 26, 2009
External revenue[1]	$899.7	$264.6	$30.7	$15.7	$—	$1,210.7
Depreciation and amortization	38.6	9.7	1.4	—	—	49.7
Operating income (loss)	69.0	16.5	(5.1)	3.2	(0.1)	83.5
Restructuring and asset impairments – Note 3	5.1	—	—	—	—	5.1
Additions to property, plant and equipment	11.9	6.7	0.3	—	—	18.9

As of January 2, 2010
Property, plant and equipment	$236.5	$93.0	$13.5	$—	$—	$343.0
Goodwill	26.1	—	—	4.5	—	30.6
Intangibles and other assets	137.0	17.7	0.8	—	—	155.5
Total assets[2]	632.1	197.0	33.4	10.6	0.7	873.8

[1]	Intersegment revenue between North America and the other segments is not material and has not been separately disclosed in the table above.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the nine months ended October 2, 2010, sales to Wal-Mart accounted for 30.6% (September 26, 2009 – 33.9%) of our total revenues, 35.3% of our North America operating segment revenues (September 26, 2009 – 39.9%), 16.1% of our U.K. operating segment revenues (September 26, 2009 – 17.3%), and 38.7% of our Mexico operating segment revenues (September 26, 2009 – 18.6%).

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

Revenues by geographic area are as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
United States	$339.7	$252.5	$831.1	$795.1
Canada	49.3	48.0	151.4	149.1
United Kingdom	96.9	101.8	278.5	265.5
Mexico	12.4	10.3	38.3	30.7
RCI[1]	6.1	5.8	22.9	15.7
All Other	—	—	—	—
Elimination[2]	(13.8)	(13.5)	(44.0)	(45.4)

	$490.6	$404.9	$1,278.2	$1,210.7

[1]	RCI sells concentrate products to bottlers in approximately 50 countries.
[2]

Represents intersegment revenue among all countries of which $10.2 million and $3.0 million relate to the three months ended October 2, 2010 and September 26, 2009, respectively, and $15.1 million and $9.9 million relate to the nine months ended October 2, 2010 and September 26, 2009, respectively.

Revenues are attributed to operating segments based on the location of the plant.

The revenue by product tables have been revised to include the category “Juice” which is a significant portion of our revenue due to the Acquisition of Cliffstar.

Revenues by product are as follows:

For the Three Months Ended October 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$184.8	$37.1	$10.6	$—	$—	$232.5
Concentrate	1.8	1.0	—	6.1	—	8.9
Juice	75.8	3.1	0.1	—	—	79.0
All other products	113.1	55.4	1.7	—	—	170.2

Total	$375.5	$96.6	$12.4	$6.1	$—	$490.6

For the Nine Months Ended October 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$535.2	$109.6	$33.1	$—	$—	$677.9
Concentrate	5.7	3.6	—	22.9	—	32.2
Juice	78.3	8.4	0.6	—	—	87.3
All other products	320.3	155.9	4.6	—	—	480.8

Total	$939.5	$277.5	$38.3	$22.9	$—	$1,278.2

For the Three Months Ended September 26, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$181.6	$47.1	$9.0	$—	$—	$237.7
Concentrate	1.7	0.9	—	5.3	—	7.9
Juice	—	3.7	0.2	—	—	3.9
All other products	103.9	49.9	1.1	0.5	—	155.4

Total	$287.2	$101.6	$10.3	$5.8	$—	$404.9

For the Nine Months Ended September 26, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$582.5	$121.3	$27.9	$—	$—	$731.7
Concentrate	4.8	3.3	—	14.6	—	22.7
Juice	—	8.4	0.2	—	—	8.6
All other products	312.4	131.6	2.6	1.1	—	447.7

Total	$899.7	$264.6	$30.7	$15.7	$—	$1,210.7

Property, plant and equipment by geographic area are as follows:

(in millions of U.S. dollars)	October 2, 2010	January 2, 2010

United States	$356.9	$188.7
Canada	48.8	47.8
United Kingdom	89.6	93.0
Mexico	13.5	13.5

	$508.8	$343.0

The increase in property, plant and equipment was primarily due to the Acquisition (See Note 2).

Note 8 – Inventories

(in millions of U.S. dollars)	October 2, 2010	January 2, 2010

Raw materials	$69.9	$39.4
Finished goods	118.3	45.3
Other	18.0	15.0

	$206.2	$99.7

The increase in inventories was primarily due to the Acquisition (See Note 2).

Note 9 – Intangibles and Other Assets including Goodwill

(in millions of U.S. dollars)	October 2, 2010	January 2, 2010
Cost
Balance at beginning of year	$99.8	$96.2
Foreign exchange	0.7	3.6

Balance at end of year	100.5	99.8

Impairment
Balance at beginning of year	69.2	69.2
Impairment losses recognized	—	—

Balance at end of year	69.2	69.2

Acquisition
Balance at beginning of year	—	—
Acquisition of Cliffstar	95.8	—

Balance at end of year	95.8	—

Balance at end of year	$127.1	$30.6

In connection with the Acquisition, we recorded $95.8 million of goodwill which is more fully described in Note 2.

Goodwill is not subject to amortization and the change in goodwill represents the impact of the Acquisition.

	October 2, 2010			January 2, 2010
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	—	$45.0	$45.0	—	$45.0

Subject to amortization
Customer relationships	368.4	87.4	281.0	154.1	79.3	74.8
Trademarks	28.9	20.7	8.2	24.7	15.2	9.5
Information technology	58.2	50.4	7.8	54.1	48.3	5.8
Other	10.3	2.5	7.8	3.6	2.0	1.6

	465.8	161.0	304.8	236.5	144.8	91.7

	510.8	161.0	349.8	281.5	144.8	136.7

Other Assets
Financing costs	23.2	2.6	20.6	11.4	2.1	9.3
Deposits	7.6	—	7.6	7.8	—	7.8
Other	7.8	5.9	1.9	7.3	5.6	1.7

	38.6	8.5	30.1	26.5	7.7	18.8

Total Intangibles & Other Assets	$549.4	$169.5	$379.9	$308.0	$152.5	$155.5

Amortization expense of intangible and other assets was $7.0 million and $16.9 million for the three and nine months ended October 2, 2010 and $4.2 million and $13.5 million for the three and nine months ended September 26, 2009, respectively.

The increase in Customer relationships and Other was primarily due to the Acquisition (See Note 2).

The estimated amortization expense for intangibles over the next five years and thereafter is as follows:

(in millions of U.S. dollars)
Remainder of 2010	$7.7
2011	30.6
2012	29.6
2013	28.6
2014	26.9
Thereafter	181.4

$304.8

Note 10 – Debt

Our total debt is as follows:

(in millions of U.S. dollars)	October 2, 2010	January 2, 2010
8% senior subordinated notes due in 2011	$—	$11.1
8.375% senior notes due in 2017	215.0	215.0
8.125% senior notes due in 2018	375.0	—
ABL facility	50.3	20.2
GE Obligation	17.4	22.0
Other capital leases	5.8	3.2
Other debt	2.2	2.6

Total debt	665.7	274.1
Less: Short-term borrowings and current debt:
ABL facility	50.3	20.2

Total short-term borrowings	50.3	20.2
8% senior subordinated notes due in 2011	—	11.1
GE obligation - current maturities	4.0	5.5
Other capital leases - current maturities	1.3	0.4
Other debt - current maturities	0.6	0.6

Total current debt	56.2	37.8
Long-term debt before discount	609.5	236.3
Less discount on 8.375% notes	(2.9)	(3.1)

Total long-term debt	$606.6	$233.2

Debt

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of senior notes that are due on September 1, 2018 (the “2018 Notes”). The issuer of the 2018 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year, beginning on March 1, 2011.

We incurred $8.6 million of financing fees in connection with the 2018 Notes. The financing fees are being amortized using the straight-line method over an eight-year period, which represents the duration of the 2018 Notes. The amortization expense calculated under the straight-line method does not differ materially from the effective-interest method.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement that created an ABL credit facility to provide financing for our North America, United Kingdom and Mexico operating segments. In connection with the Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Acquisition, the Note Offering and the application of net proceeds therefrom, the Equity Offering and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. The Company drew down a portion of the indebtedness under that ABL facility in order to fund the Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility. The financing fees are being amortized using the straight-line method over a four-year period.

As of October 2, 2010, we had $50.3 million in borrowings under the ABL facility outstanding. The commitment fee was 0.5% per annum of the unused commitment, which was $214.1 million as of October 2, 2010.

8% Senior Subordinated Notes due in 2011

The Company repurchased all of the outstanding 8% senior subordinated notes due December 15, 2011 (the “2011 Notes”) for $11.1 million on February 1, 2010, and recorded a loss on buyback of $0.1 million. The 2011 Notes acquired by the Company have been retired, and we have discontinued the payment of interest.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of senior notes that are due on November 15, 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year, beginning on May 15, 2010.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortized using the straight-line method over an eight-year period, which represents the duration of the 2017 Notes. The amortization expense calculated under the straight-line method does not differ materially from the effective-interest method.

Covenant Compliance

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. We have been in compliance with all of the covenants under the 2018 Notes.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets, (iv) merge or consolidate with another company (applies to the Company and the Issuer only) or sell all or substantially all assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. We have been in compliance with all of the covenants under the 2017 Notes.

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of October 2, 2010 was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We were in compliance with all of the applicable covenants under the ABL facility on October 2, 2010.

Note 11 – Contingencies and Commitments

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position or results from operations.

We had $10.6 million in standby letters of credit outstanding as of October 2, 2010 (September 26, 2009 – $9.9 million).

Note 12 – Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the PSU Plan and the Restated EISPP. During the nine months ended October 2, 2010, we distributed 0.4 million shares from the trust to satisfy certain PSU obligations that had vested. As of October 2, 2010, 0.6 million and 0.5 million shares were held in trust for remaining obligations under the PSU Plan and the Restated EISPP, respectively. Treasury shares are reported at cost.

Note 13 – Hedging Transactions and Derivative Financial Instruments

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

The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates (refer to Note 14). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are straightforward over-the-counter instruments with liquid markets.

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. The Company mitigates pre-settlement risk by being permitted to net settle for transactions with the same counterparty.

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the first nine months of 2010. The maximum length of time over which the Company hedges its exposure to future cash flows is typically one year.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens as compared to other currencies, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company’s foreign currency cash flow hedging program as of October 2, 2010 was approximately $11.6 million.

The Company’s derivative instruments were less than $0.1 million as of October 2, 2010.

The settlement of our derivative instruments resulted in a charge to cost of sales of less than $0.1 million for the three months ended October 2, 2010 and $0.1 million for the nine months ended October 2, 2010.

Note 14 – Fair Value Measurements

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

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments. The fair value of derivatives classified as Level 2 assets was less than $0.1 million on a recurring basis as of October 2, 2010.

The carrying amounts reflected in the consolidated balance sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of October 2, 2010 and January 2, 2010 are as follows:

	October 2, 2010		January 2, 2010
(in millions of US dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8% senior subordinated notes due in 2011[1]	$—	$—	$11.1	$11.1
8.375% senior notes due in 2017[1]	215.0	227.9	215.0	222.0
8.125% senior notes due in 2018[1]	375.0	401.3	—	—
ABL facility	50.3	50.3	20.2	20.2

Total	$640.3	$679.5	$246.3	$253.3

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant.

Note 15 – Guarantor Subsidiaries

The 2017 Notes and 2018 Notes issued by our wholly owned subsidiary, Cott Beverages, Inc., are unconditionally guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.

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

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended October 2, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$49.3	$239.4	$177.1	$35.1	$(10.3)	$490.6
Cost of sales	39.0	204.8	156.1	30.2	(10.3)	419.8

Gross profit	10.3	34.6	21.0	4.9	—	70.8
Selling, general and administrative expenses	8.0	23.7	12.7	2.9	—	47.3
Loss on disposal of property, plant and equipment	—	0.1	—	0.2	—	0.3

Operating income	2.3	10.8	8.3	1.8	—	23.2

Other expense (income), net	0.6	0.9	—	(0.2)	—	1.3
Intercompany interest (income) expense, net	(1.8)	1.8	—	—	—	—
Interest expense, net	—	10.2	0.1	—	—	10.3

Income before income taxes expense (benefit) and equity income (loss)	3.5	(2.1)	8.2	2.0	—	11.6

Income taxes expense (benefit)	2.1	(0.6)	0.3	0.1	—	1.9
Equity income (loss)	6.9	1.4	(0.1)	—	(8.2)	—

Net income (loss)	$8.3	$(0.1)	$7.8	$1.9	$(8.2)	$9.7

Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net income (loss) income attributed to Cott Corporation	$8.3	$(0.1)	$7.8	$0.5	$(8.2)	$8.3

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended September 26, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$47.9	$234.7	$101.8	$31.3	$(10.8)	$404.9
Cost of sales	39.5	199.8	86.1	26.5	(10.8)	341.1

Gross profit	8.4	34.9	15.7	4.8	—	63.8
Selling, general and administrative expenses	15.0	13.4	4.9	3.6	—	36.9

Operating income	(6.6)	21.5	10.8	1.2	—	26.9

Other expense, net	2.9	—	—	0.3	—	3.2
Intercompany interest (income) expense, net	(1.5)	2.9	(1.4)	—	—	—
Interest expense , net	—	7.4	0.1	0.1	—	7.6

Income before income taxes (benefit) expense and equity (loss) income	(8.0)	11.2	12.1	0.8	—	16.1

Income taxes (benefit) expense	(1.1)	1.2	0.8	—	—	0.9
Equity income (loss)	20.8	1.5	10.1	—	(32.4)	—

Net income (loss)	$13.9	$11.5	$21.4	$0.8	$(32.4)	$15.2

Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net income (loss) income attributed to Cott Corporation	$13.9	$11.5	$21.4	$(0.5)	$(32.4)	$13.9

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Nine Months Ended October 2, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$151.4	$693.6	$358.7	$106.1	$(31.6)	$1,278.2
Cost of sales	118.8	586.6	311.1	91.8	(31.6)	1,076.7

Gross profit	32.6	107.0	47.6	14.3	—	201.5
Selling, general and administrative expenses	25.6	50.8	27.6	10.2	—	114.2
Loss on disposal of property, plant and equipment	—	0.2	—	0.2	—	0.4
Restructuring	—	(0.5)	—	—	—	(0.5)

Operating income	7.0	56.5	20.0	3.9	—	87.4

Other expense (income), net	2.5	1.0	0.4	(0.3)	—	3.6
Intercompany interest (income) expense, net	(5.1)	8.2	(3.1)	—	—	—
Interest expense, net	0.2	22.0	0.3	0.1	—	22.6

Income before income taxes expense (benefit) and equity income (loss)	9.4	25.3	22.4	4.1	—	61.2

Income taxes expense (benefit)	4.2	8.7	1.8	0.4	—	15.1
Equity income (loss)	36.9	4.6	21.3	—	(62.8)	—

Net income (loss)	$42.1	$21.2	$41.9	$3.7	$(62.8)	$46.1

Less: Net income attributable to non-controlling interests	—	—	—	4.0	—	4.0

Net income (loss) income attributed to Cott Corporation	$42.1	$21.2	$41.9	$(0.3)	$(62.8)	$42.1

Consolidating Statements of Operations

(in millions of U.S. dollars, unaudited)

	For the Nine Months Ended September 26, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$149.0	$739.0	$265.5	$93.8	$(36.6)	$1,210.7
Cost of sales	126.1	615.2	230.6	80.1	(36.6)	1,015.4

Gross profit	22.9	123.8	34.9	13.7	—	195.3
Selling, general and administrative expenses	28.8	48.9	18.4	10.6	—	106.7
Loss (gain) on disposal of property, plant and equipment	0.1	—	(0.1)	—	—	—
Restructuring and asset impairments:						—
Restructuring	0.2	1.4	—	—	—	1.6
Goodwill impairments	—	—	—	—	—	—
Asset impairments	—	3.5	—	—	—	3.5

Operating income	(6.2)	70.0	16.6	3.1	—	83.5

Other expense, net	0.2	—	—	0.3	—	0.5
Intercompany Interest (income) expense, net	(6.2)	9.4	(3.2)	—	—	—
Interest expense, net	0.2	22.0	0.3	0.2	—	22.7

Income before income taxes (benefit) expense and equity (loss) income	(0.4)	38.6	19.5	2.6	—	60.3

Income taxes (benefit) expense	(16.8)	4.8	1.2	0.1	—	(10.7)
Equity income (loss)	51.1	4.3	37.8	—	(93.2)	—

Net income (loss)	$67.5	$38.1	$56.1	$2.5	$(93.2)	$71.0

Less: Net income attributable to non-controlling interests	—	—	—	3.5	—	3.5

Net income (loss) income attributed to Cott Corporation	$67.5	$38.1	$56.1	$(1.0)	$(93.2)	$67.5

Consolidating Balance Sheets

(in millions of U.S. dollars, unaudited)

	As of October 2, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$9.0	$7.0	$14.4	$5.0	$—	$35.4
Accounts receivable	74.3	137.9	123.3	18.1	(115.8)	237.8
Income taxes recoverable	1.9	5.3	—	1.0	—	8.2
Inventories	20.5	72.2	106.0	7.5	—	206.2
Prepaid expenses and other assets	1.7	4.6	8.6	0.1	—	15.0
Deferred income taxes	2.2	1.7	—	—	—	3.9
Other current assets	—	—	0.1	—	—	0.1

	109.6	228.7	252.4	31.7	(115.8)	506.6

Property, plant and equipment	48.8	182.1	263.7	14.2	—	508.8
Goodwill	26.7	4.5	95.9	—	—	127.1
Intangibles and other assets	0.6	119.5	237.5	22.3	—	379.9
Deferred income taxes	7.2	—	—	0.7	—	7.9
Tax receivable	—	6.7	—	—	—	6.7
Due from affiliates	237.3	170.0	212.5	41.9	(661.7)	—
Investments in subsidiaries	—	421.1	—	156.7	(577.8)	—

	$430.2	$1,132.6	$1,062.0	$267.5	$(1,355.3)	$1,537.0

LIABILITIES
Current liabilities
Short-term borrowings	$—	$50.3	$—	$—	$—	$50.3
Current maturities of long-term debt	0.1	5.5	(0.1)	0.4	—	5.9
Income taxes payable	3.7	—	1.1	—	—	4.8
Accounts payable and accrued liabilities	71.7	205.9	120.3	17.3	(115.8)	299.4
Deferred income taxes	—	9.2	0.4	—	—	9.6

	75.5	270.9	121.7	17.7	(115.8)	370.0

Long-term debt	—	602.9	1.4	2.7	(0.4)	606.6
Other long-term liabilities	—	12.0	8.0	—	(0.2)	19.8
Other tax liabilities	—	—	—	—	—	—
Deferred income taxes	—	6.4	10.5	1.6	—	18.5
Losses and distributions in excess of investment	(196.8)	—	(285.2)	—	482.0	—
Due to affiliates	43.2	217.9	373.5	27.1	(661.7)	—

	(78.1)	1,110.1	229.9	49.1	(296.1)	1,014.9

Equity
Capital stock
Common shares	395.6	354.4	1,189.8	175.0	(1,719.2)	395.6
Treasury shares	(3.2)	—	—	—	—	(3.2)
Additional paid-in-capital	39.1	(0.5)	—	—	0.5	39.1
Retained earnings (deficit)	93.9	(330.0)	(360.4)	(33.6)	724.0	93.9
Accumulated other comprehensive (loss) income	(17.1)	(1.4)	2.7	63.2	(64.5)	(17.1)

Total Cott Corporation’s equity	508.3	22.5	832.1	204.6	(1,059.2)	508.3
Non-controlling interests	—	—	—	13.8	—	13.8

Total equity	508.3	22.5	832.1	218.4	(1,059.2)	522.1

	$430.2	$1,132.6	$1,062.0	$267.5	$(1,355.3)	$1,537.0

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 2, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.2	$10.4	$12.2	$4.1	—	$30.9
Accounts receivable, net	38.1	77.3	55.8	17.5	(36.4)	152.3
Income taxes recoverable	2.5	17.8	—	0.5	—	20.8
Inventories	15.9	61.1	15.8	6.9	—	99.7
Prepaid expenses and other assets	5.6	6.9	4.2	0.1	—	16.8

	66.3	173.5	88.0	29.1	(36.4)	320.5

Property, plant and equipment	47.8	185.3	96.1	13.8	—	343.0
Goodwill	26.1	4.5	—	—	—	30.6
Intangibles and other assets	1.0	111.8	17.7	25.0	—	155.5
Deferred income taxes	5.6	—	—	0.2	(0.4)	5.4
Other tax receivable	—	18.8	—	—	—	18.8
Due from affiliates	247.1	10.0	207.9	41.9	(506.9)	—
Investments in subsidiaries	—	14.5	—	152.5	(167.0)	—

	$393.9	$518.4	$409.7	$262.5	$(710.7)	$873.8

LIABILITIES
Current liabilities
Short-term borrowings	—	20.2	—	—	—	20.2
Current maturities of long-term debt	—	17.2	—	0.4	—	17.6
Accounts payable and accrued liabilities	37.1	99.5	54.9	14.2	(36.4)	169.3

	37.1	136.9	54.9	14.6	(36.4)	207.1

Long-term debt	—	230.5	—	2.7	—	233.2
Deferred income taxes	—	6.4	10.9	0.2	—	17.5
Other long-term liabilities	0.1	6.5	7.6	0.9	(0.4)	14.7
Losses and distributions in excess of investment	(72.5)	—	118.8	—	(46.3)	—
Due from affiliates	43.2	206.6	234.5	22.6	(506.9)	—

	7.9	586.9	426.7	41.0	(590.0)	472.5

EQUITY
Capital stock	322.5	279.2	378.0	175.0	(832.2)	322.5
Treasury stock	(4.4)	—	—	—	—	(4.4)
Additional paid-in-capital	37.4	—	—	—	—	37.4
Retained earnings (deficit)	51.8	(346.2)	(393.0)	(27.6)	766.8	51.8
Accumulated other comprehensive (loss) income	(21.3)	(1.5)	(2.0)	58.8	(55.3)	(21.3)

Total Cott Corporation equity	386.0	(68.5)	(17.0)	206.2	(120.7)	386.0
Non-controlling interests	—	—	—	15.3	—	15.3

Total equity	386.0	(68.5)	(17.0)	221.5	(120.7)	401.3

	$393.9	$518.4	$409.7	$262.5	$(710.7)	$873.8

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended October 2, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$8.3	$(0.1)	$7.8	$1.9	$(8.2)	$9.7
Depreciation and amortization	1.5	8.6	7.5	1.5	—	19.1
Amortization of financing fees	0.1	0.4	0.1	—	—	0.6
Share-based compensation expense	—	1.1	—	—	—	1.1
Increase (decrease) in deferred and other income taxes	—	9.8	(0.1)	—	—	9.7
Equity income (loss), net of distributions	6.9	1.4	(0.1)	—	(8.2)	—
Intercompany transactions	2.5	3.0	—	—	(5.5)	—
Lease contract termination payments	—	(0.6)	—	—	—	(0.6)
Other non-cash items	0.5	(0.1)	(0.3)	—	—	0.1
Net change in non-cash working capital	(3.3)	20.5	(13.0)	(0.3)	21.9	25.8

Net cash provided by (used in) operating activities	16.5	44.0	1.9	3.1	—	65.5

Investing activities
Additions to property, plant and equipment	(1.1)	(6.9)	(3.4)	—	—	(11.4)
Acquisition	—	(507.7)	—	—	—	(507.7)
Proceeds from disposal of property, plant and equipment	—	(0.1)	0.1	0.5	—	0.5
Advances to affiliates	—	—	(3.2)	(2.1)	5.3	—
Additions to intangibles and other assets	—	(0.2)	—	—	—	(0.2)

Net cash (used in) provided by investing activities	(1.1)	(514.9)	(6.5)	(1.6)	5.3	(518.8)

Financing activities
Payments of long-term debt	—	(1.1)	—	(0.1)	—	(1.2)
Issue of long-term debt	—	375.0	—	—	—	375.0
Long-term borrowings, ABL	—	148.8	16.9	—	—	165.7
Long-term payments, ABL	—	(106.7)	(19.5)	—	—	(126.2)
Advances from affiliates	2.1	3.2	—	—	(5.3)	—
Distributions to non-controlling interests	—	—	—	(2.8)	—	(2.8)
Issue of common shares	71.1	—	—	—	—	71.1
Intercompany Investments	(89.8)	71.1	18.7	—	—	(0.0)
Financing Fees	—	(14.0)	—	—	—	(14.0)

Net cash (used in) provided by financing activities	(16.6)	476.3	16.1	(2.9)	(5.3)	467.6

Effect of exchange rate on cash	0.5	—	0.2	0.1	—	0.8

Net (decrease) increase in cash & cash equivalents	(0.7)	5.4	11.7	(1.3)	—	15.1

Cash & cash equivalents, beginning of period	9.7	1.6	2.7	6.3	—	20.3

Cash & cash equivalents, end of period	$9.0	$7.0	$14.4	$5.0	$—	$35.4

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Three Months Ended September 26, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$13.9	$11.5	$21.4	$0.8	$(32.4)	$15.2
Depreciation and amortization	2.0	10.3	2.8	1.3	—	16.4
Amortization of financing fees	—	0.4	—	—	—	0.4
Share-based compensation	(0.7)	1.1	—	—	—	0.4
Increase (decrease) in deferred income taxes	0.2	(6.9)	(2.6)	9.3	—	(0.0)
(Decrease) Increase in other income tax liabilities	(0.2)	(0.1)	0.1	0.1	—	(0.1)
Equity (loss) income, net of distributions	(20.9)	(1.5)	(10.0)	—	32.4	—
Intercompany transactions	2.6	2.7	—	—	(5.3)	—
Gain on bonds	0.2	—	—	—	—	0.2
Lease contract termination payments	—	(0.9)	—	—	—	(0.9)
Other non-cash items	—	2.9	—	—	—	2.9
Net change in non-cash working capital	(42.8)	63.8	6.7	(10.7)	5.3	22.3

Net cash provided by (used in) operating activities	(45.7)	83.3	18.4	0.8	—	56.8

Investing activities
Additions to property, plant and equipment	(0.5)	(3.1)	(1.4)	(0.3)	—	(5.3)
Proceeds from disposal of property, plant and equipment	—	0.1	—	—	—	0.1
Advances to affiliates	(3.1)	—	(5.7)	(0.9)	9.7	—

Net cash (used in) provided by investing activities	(3.6)	(3.0)	(7.1)	(1.2)	9.7	(5.2)

Financing activities
Payments of long-term debt	—	(22.5)	—	(0.2)	—	(22.7)
Long-term borrowings, ABL	1.3	20.4	27.2	—	—	48.9
Long-term payments, ABL	(1.3)	(76.0)	(38.2)	—	—	(115.5)
Advances from affiliates	0.8	5.7	3.2	—	(9.7)	—
Distributions to non-controlling interests	—	—	—	(2.6)	—	(2.6)
Issue of common shares	47.4	—	—	—	—	47.4
Deferred financing fees	—	(1.1)	—	—	—	(1.1)
Other financing activities	(0.1)	(0.1)	—	—	—	(0.2)

Net cash (used in) provided by financing activities	48.1	(73.6)	(7.8)	(2.8)	(9.7)	(45.8)

Effect of exchange rate on cash	0.2	—	(0.2)	—	—	—

Net (decrease) increase in cash & cash equivalents	(1.0)	6.7	3.3	(3.2)	—	5.8

Cash & cash equivalents, beginning of period	1.8	0.2	2.6	8.6	—	13.2

Cash & cash equivalents, end of period	$0.8	$6.9	$5.9	$5.4	$—	$19.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Nine Months Ended October 2, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$42.1	$21.2	$41.9	$3.7	$(62.8)	$46.1
Depreciation and amortization	4.7	26.7	14.1	4.4	—	49.9
Amortization of financing fees	0.3	1.2	0.1	—	—	1.6
Share-based compensation expense	0.6	2.1	0.1	—	—	2.8
Increase (decrease) in deferred and other income taxes	—	9.8	(0.2)	—	—	9.6
Equity (loss) income, net of distributions	(36.9)	(4.6)	(21.3)	—	62.8	—
Intercompany transactions	6.8	5.7	—	—	(12.5)	—
Lease contract termination payments	—	(5.4)	—	—	—	(5.4)
Other non-cash items	2.6	1.7	—	—	—	4.3
Net change in non-cash working capital	(18.5)	10.9	(13.0)	4.2	12.5	(3.9)

Net cash provided by (used in) operating activities	1.7	69.3	21.7	12.3	—	105.0

Investing activities
Additions to property, plant and equipment	(4.2)	(15.8)	(7.8)	(1.7)	—	(29.5)
Acquisitions	—	(507.7)	—	—	—	(507.7)
Proceeds from disposal of property, plant and equipment	—	0.2	0.2	0.5	—	0.9
Advances to affiliates	21.0	—	(9.2)	(4.5)	(7.3)	—
Additions to intangibles and other assets	—	(3.6)	—	—	—	(3.6)

Net cash (used in) provided by investing activities	16.8	(526.9)	(16.8)	(5.7)	(7.3)	(539.9)

Financing activities
Payments of long-term debt	0.1	(17.1)	—	(0.3)	—	(17.3)
Issue of long-term debt	—	375.0	—	—	—	375.0
Long-term borrowings, ABL	—	248.3	59.4	—	—	307.7
Long-term payments, ABL	—	(218.1)	(59.7)	—	—	(277.8)
Advances from affiliates	4.5	9.2	(21.0)	—	7.3	—
Distributions to non-controlling interests	—	—	—	(5.5)	—	(5.5)
Issue of common shares	71.1	—	—	—	—	71.1
Intercompany Investments	(89.8)	71.1	18.7	—	—	—
Financing Fees	—	(14.2)	—	—	—	(14.2)

Net cash (used in) provided by financing activities	(14.1)	454.2	(2.6)	(5.8)	7.3	439.0

Effect of exchange rate on cash	0.4	—	(0.1)	0.1	—	0.4

Net increase (decrease) in cash & cash equivalents	4.8	(3.4)	2.2	0.9	—	4.5

Cash & cash equivalents, beginning of period	4.2	10.4	12.2	4.1	—	30.9

Cash & cash equivalents, end of period	$9.0	$7.0	$14.4	$5.0	$—	—

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars, unaudited)

	For the Nine Months Ended September 26, 2009
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$67.5	$38.1	$56.1	$2.5	$(93.2)	$71.0
Depreciation and amortization	6.1	30.0	9.5	4.1	—	49.7
Amortization of financing fees	0.1	0.8	0.1	—	—	1.0
Share-based compensation	0.1	1.1	—	—	—	1.2
Increase (decrease) in deferred income taxes	16.8	(5.2)	(2.9)	(5.8)	—	2.9
(Decrease) increase in other income tax liabilities	(16.8)	—	0.1	0.1	—	(16.6)
Loss (Gain) on disposal of property, plant and equipment	0.2	(0.1)	(0.1)	—	—	—
Equity (loss) income, net of distributions	(51.1)	(4.3)	(37.8)	—	93.2	—
Intercompany transactions	6.5	5.1	—	—	(11.6)	—
Gain on bond	0.2	—	—	—	—	0.2
Asset impairments	—	3.5	—	—	—	3.5
Lease contract termination payments	—	(2.8)	—	—	—	(2.8)
Other non-cash items	—	1.8	—	—	—	1.8
Net change in non-cash working capital	(81.6)	68.5	(7.5)	12.3	11.6	3.3

Net cash provided by (used in) operating activities	(52.0)	136.5	17.5	13.2	—	115.2

Investing activities
Additions to property, plant and equipment	(1.5)	(10.3)	(6.7)	(0.4)	—	(18.9)
Proceeds from disposal of property, plant and equipment	—	1.3	0.1	—	—	1.4
Advances to affiliates	3.2	—	(8.3)	(4.6)	9.7	—

Net cash (used in) provided by investing activities	1.7	(9.0)	(14.9)	(5.0)	9.7	(17.5)

Financing activities
Payments of long-term debt	—	(26.1)	—	(0.3)	—	(26.4)
Long-term borrowings, ABL	87.0	507.9	84.5	—	—	679.4
Long-term payments, ABL	(90.1)	(612.5)	(85.5)	—	—	(788.1)
Advances from affiliates	4.6	8.3	(3.2)	—	(9.7)	—
Distributions to non-controlling interests	—	—	—	(4.9)	—	(4.9)
Issue of common shares	47.4	—	—	—	—	47.4
Deferred financing fees	—	(1.1)	—	—	—	(1.1)
Other financing activities	(0.2)	(0.2)	—	—	—	(0.4)

Net cash (used in) provided by financing activities	48.7	(123.7)	(4.2)	(5.2)	(9.7)	(94.1)

Effect of exchange rate on cash	0.3	—	0.1	0.3	—	0.7

Net (decrease) increase in cash & cash equivalents	(1.3)	3.8	(1.5)	3.3	—	4.3

Cash & cash equivalents, beginning of period	2.1	3.1	7.4	2.1	—	14.7

Cash & cash equivalents, end of period	$0.8	$6.9	$5.9	$5.4	$—	$19.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended January 2, 2010 (the “2009 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, as updated by our Form 10-Q for the quarter ended July 3, 2010.

Overview

We are the world’s largest retailer brand beverage company. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our retailer partners to provide proven profitable products. As a “fast follower” of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar private label products to provide our retail partners and their consumers with high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. The seasonality of our sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the nine months ended October 2, 2010 may not necessarily be indicative of the results that may be expected for the full year.

Retailer brand suppliers, such as us, typically operate at low margins and therefore relatively small changes in cost structures can materially impact results.

On August 17, 2010 (the “Acquisition Date”), we completed the acquisition (the “Acquisition”) of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $500.0 million payable in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million, the first $15.0 million of which is payable upon the achievement of milestones in upgrading of certain expansion projects in 2010, and the remainder is based on the achievement of certain performance measures during the fiscal year ending January 1, 2011.

During the first nine months of 2010, our revenues increased 5.6%, or 4.5% excluding the impact of foreign exchange. This increase was due primarily to the acquisition of substantially all of the assets and liabilities of Cliffstar and its affiliated companies. Excluding the Acquisition, revenue decreased 1.0% or 2.0% excluding the impact of foreign exchange. This decrease was primarily due to a decline in North America beverage case volume in carbonated soft drinks (“CSDs”) partially offset by volume improvements in the United Kingdom (“U.K.”) and Royal Crown International (“RCI”). RCI primarily sells concentrate. We also had a favorable foreign exchange impact due to the strengthening of the Canadian dollar and Mexican peso versus the U.S. dollar compared to the prior year period.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our three largest commodities are aluminum, PET resin, and corn (which is used to produce high fructose corn syrup (“HFCS”)). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases with customers as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. We have entered into fixed price commitments for a majority of our 2010 HFCS and aluminum requirements, with the remaining forecasted requirements to be purchased at prevailing market prices. We have also entered into fixed price commitments for more than half of our estimated aluminum requirements for 2011.

In the U.S., we had been supplying Wal-Mart with private label CSDs under an exclusive supply agreement dated December 21, 1998, between Cott Beverages Inc., a wholly-owned subsidiary of the Company, and Wal-Mart Stores, Inc. (the “Exclusive U.S. Supply Contract”). We also supply Wal-Mart and its affiliated companies with a variety of products on a non-exclusive basis in the U.S., Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice-based products, bottled water, energy drinks and ready-to-drink teas. On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, the Exclusive U.S. Supply Contract. The termination is effective on January 28, 2012. This has the effect of returning our relationship to more typical market terms over time, and allows Wal-Mart to introduce other suppliers in the future, if it so desires. The termination provision of the Exclusive U.S. Supply Contract provides for our exclusive right to supply CSDs to Wal-Mart in the U.S. to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we had the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volumes in the U.S., on an exclusive basis, during the first 12 months of the Notice Period, and we have the exclusive right to supply at least one-third of Wal-Mart’s total CSD volumes in the U.S. during the second 12 months of the Notice Period. Notwithstanding the notice of termination of the Exclusive U.S. Supply Contract, we continue to supply Wal-Mart with all of its private label CSDs in the U.S. However, should Wal-Mart choose to introduce an additional supplier to fulfill a portion of its requirements for its private label CSDs, our operating results could be materially adversely affected.

For the nine months ended October 2, 2010, sales to Wal-Mart accounted for 30.6% (September 26, 2009 – 33.9%) of our total revenues, 35.3% of our North America operating segment revenues (September 26, 2009 – 39.9%), 16.1% of our U.K. operating segment revenues (September 26, 2009 – 17.3%), and 38.7% of our Mexico operating segment revenues (September 26, 2009 – 18.6%).

Recent Developments

On August 17, 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation, a privately-held corporation, and its affiliated companies for $500.0 million in cash, subject to adjustments for working capital, indebtedness and certain expenses. Cliffstar is entitled to additional contingent consideration of up to a maximum of $55.0 million; the first $15.0 million of which is payable upon the achievement of milestones in upgrading certain expansion projects in 2010, and the remainder is based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. Cliffstar is also entitled to $14.0 million of deferred consideration, which will be paid over a three-year period.

Summary financial results

Our net income for the three months ended October 2, 2010 (the “third quarter”) and the nine months ended October 2, 2010 (“year-to-date”) was $8.3 million or $0.09 per diluted share and $42.1 million or $0.50 per diluted share, respectively, compared with $13.9 million or $0.18 per diluted share and $67.5 million or $0.92 per diluted share for the three and nine months ended September 26, 2009, respectively.

The following items of significance impacted our financial results for the third quarter and first nine months of 2010:

•

the Acquisition contributed $80.2 million or a 6.6% increase in revenue primarily due to beverage case volume of 20.7 million, $5.0 million of selling, general and administrative (“SG&A”) costs, $1.1 million of operating income;

•	the transaction costs related to the Acquisition, which are included in SG&A costs, were $6.4 million and $7.5 million for the three and nine months ended October 2, 2010;

•

gross margins were 14.4% for the third quarter compared to 15.8% from the comparable prior year period. The Acquisition represents the decline of 1.4% as Cliffstar’s gross margin is lower than our gross margin primarily due to purchase accounting adjustments. Gross margins remained flat for the nine months ended October 2, 2010;

•	revenue increased $85.7 million and $67.5 million in the third quarter and year-to-date, respectively, compared to the same periods in 2009;

•

excluding the impact of the Acquisition, North America beverage case volume increased 4.3% in the third quarter from the comparable prior year period primarily due to decreased promotional activity by national brands; increased competition in that segment led to year-to-date beverage case volume decline of 3.4% in that segment from the comparable prior year period;

•

lower retail performance and co-pack activity in the U.K. led to a decrease in revenue of 4.9% in the third quarter; new customer gains and improved product mix contributed to year-to-date beverage case volume improvement in that segment of 3.2% from the comparable prior year period;

•

increase in the foreign exchange rate for the Canadian dollar and Mexican peso as compared to the U.S. dollar resulted in a $12.2 million favorable impact on revenues and a $1.6 million favorable impact on gross profit;

•	increase in other expenses of $3.1 million was due to the write-off of financing fees of $1.4 million and foreign exchange losses of $1.7 million; and

•

tax expense of $15.1 million in the current year as compared to a prior year tax benefit of $10.7 million. The prior year benefit included favorable reversals of $16.6 million of accruals related to uncertain tax positions.

The following items of significance impacted our financial results for the third quarter and first nine months of 2009:

•

improved gross margins to 16.1% from 11.4% for the nine months ended September 27, 2009, reflecting the benefit of local currency price increases announced in the third quarter of 2008, product mix, lower ingredient and packaging costs and increased efficiencies from the utilization of plants;

•	revenue decreased 3.7% and 5.2% in the third quarter and year-to-date, respectively, compared to the same periods in 2008.

•	the consumer shift toward retailer brand products as a result of weak economic conditions;

•	overall 1.5% year-to-date decrease in beverage case volume reflecting slight decreases in our North America and our U.K. operating segments;

•	SG&A cost saving initiatives that resulted in an SG&A decrease of $33.0 million;

•

the decrease in the foreign exchange rate for the Canadian dollar, British pound sterling and Mexican peso as compared to the U.S. dollar resulted in a $95.2 million adverse impact on revenue, a $13.0 million adverse impact on gross profit and a $11.0 million positive impact on SG&A;

•

restructuring, severance and lease termination costs of $1.6 million in connection with the 2009 Restructuring Plan and asset impairment costs of $3.5 million relating primarily to the loss of a customer; and

•	a tax benefit resulting primarily from the reversal of $16.6 million in accruals related to uncertain tax positions plus related interest and penalties.

Non-GAAP Measures

In this report, we present certain information regarding changes in our revenue excluding the impact of foreign exchange and/or excluding the impact of the Acquisition. We believe that this is a useful financial measure for investors in evaluating our operating performance for the periods presented independent of the Acquisition and/or independent of the effects of foreign exchange, as when read in conjunction with our changes in revenue on a U.S. GAAP basis, it presents a useful tool to evaluate our ongoing operations and provides investors with an opportunity to evaluate our management of assets held from period to period and our core business performance. In addition, these adjusted amounts are one of the factors we use in internal evaluations of the overall performance of our business. This information, however, is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for changes in revenue as determined in accordance with U.S. GAAP.

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
	Percent of Revenue	Percent of Revenue	Percent of Revenue	Percent of Revenue
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.6%	84.2%	84.2%	83.9%

Gross profit	14.4%	15.8%	15.8%	16.1%
Selling, general, and administrative expenses	9.7%	9.2%	8.9%	8.8%
Loss on disposal of property, plant and equipment	0.1%	0.0%	0.0%	0.0%
Restructuring	0.0%	0.0%	0.0%	0.1%
Asset impairment	0.0%	0.0%	0.0%	0.3%

Operating income (loss)	4.6%	6.6%	6.9%	6.9%
Other income, net	0.3%	0.8%	0.3%	0.0%
Interest expense, net	2.0%	1.8%	1.8%	1.9%

Income (loss) before income taxes	2.3%	4.0%	4.8%	5.0%
Income tax (benefit) expense	0.5%	0.3%	1.2%	-0.9%

Net income (loss)	1.8%	3.7%	3.6%	5.9%

Less: Non-controlling interests	0.3%	0.3%	0.3%	0.3%

Net income (loss) attributed to Cott Corporation	1.5%	3.4%	3.3%	5.6%

Depreciation & amortization	3.9%	4.1%	3.9%	4.1%

Analysis of Revenue, Operating (Loss) Income and Case Volume by Geographic Region:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. Dollars)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Revenue
North America	$375.5	$287.2	$939.5	$899.7
United Kingdom	96.6	101.6	277.5	264.6
Mexico	12.4	10.3	38.3	30.7
RCI	6.1	5.8	22.9	15.7
All Other	—	—	—	—

Total	$490.6	$404.9	$1,278.2	$1,210.7

Operating (loss) income
North America	$16.3	$16.1	$67.4	$69.0
United Kingdom	7.3	10.8	19.0	16.5
Mexico	(1.2)	(1.6)	(5.2)	(5.1)
RCI	0.8	1.6	6.2	3.2
All Other	—	—	—	(0.1)

Total	$23.2	$26.9	$87.4	$83.5

	For the Three Months Ended		For the Nine Months Ended
(in millions of cases)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Volume 8oz. equivalent cases – Total Beverage (including concentrate)
North America	186.0	158.9	505.5	495.4
United Kingdom	49.7	51.8	147.7	144.1
Mexico	8.3	5.8	26.7	17.0
RCI	60.9	54.7	236.9	161.1
All Other	—	—	—	—

Total	304.9	271.2	916.8	817.6

Volume 8oz. equivalent cases – Filled Beverage
North America	167.4	140.8	445.3	439.8
United Kingdom	45.8	48.3	135.3	131.1
Mexico	8.3	5.8	26.7	17.0
RCI	—	0.1	0.1	0.2
All Other	—	—	—	—

Total	221.5	195.0	607.4	588.1

Analysis of Revenue by Geographic Region:

	For the Three Months Ended
	October 2, 2010
(In millions of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$85.7	$88.3	$(5.0)	$2.1	$0.3	$—
Impact of foreign exchange	3.7	(2.4)	6.6	(0.4)	—	(0.1)

Change excluding foreign exchange	$89.4	$85.9	$1.6	$1.7	$0.3	$(0.1)

Percentage change in revenue	21.2%	30.7%	-4.9%	20.4%	5.2%	0.0%

Percentage change in revenue excluding foreign exchange	22.3%	29.7%	1.7%	15.9%	5.2%	0.0%

Impact of Cliffstar Acquisition	(80.2)	(80.2)	—	—	—	—

Change in revenue excluding Cliffstar	$5.5	$8.1	$(5.0)	$2.1	$0.3	$—

Percentage change in revenue excluding Cliffstar	1.4%	2.8%	-4.9%	20.4%	5.2%	0.0%

Change in revenue excluding foreign exchange and Cliffstar	$9.2	$5.7	$1.6	$1.7	$0.3	$(0.1)

Percentage change in revenue excluding foreign exchange and Cliffstar	2.3%	2.0%	1.7%	15.9%	5.2%	0.0%

	For the Nine Months Ended
	October 2, 2010
(In millions of U.S. dollars)	Cott [1]	North America	United Kingdom	Mexico	RCI	All Other
Change in revenue	$67.5	$39.8	$12.9	$7.6	$7.2	$—
Impact of foreign exchange	(12.2)	(15.1)	5.1	(2.1)	—	(0.1)

Change excluding foreign exchange	$55.3	$24.7	$18.0	$5.5	$7.2	$(0.1)

Percentage change in revenue	5.6%	4.4%	4.9%	24.8%	45.9%	0.0%

Percentage change in revenue excluding foreign exchange	4.5%	2.7%	6.9%	16.8%	45.9%	0.0%

Impact of Cliffstar Acquisition	(80.2)	(80.2)	—	—	—	—

Change in revenue excluding Cliffstar	$(12.7)	$(40.4)	$12.9	$7.6	$7.2	$—

Percentage change in revenue excluding Cliffstar	-1.0%	-4.5%	4.9%	24.8%	45.9%	0.0%

Change in revenue excluding foreign exchange and Cliffstar	$(24.9)	$(55.5)	$18.0	$5.5	$7.2	$(0.1)

Percentage change in revenue excluding foreign exchange and Cliffstar	-2.1%	-6.2%	6.9%	16.8%	45.9%	0.0%

[1]	Cott includes the following operating segments: North America, U.K., Mexico, RCI and All Other.

Analysis of Revenue by Product:

For the Three Months Ended October 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$184.8	$37.1	$10.6	$—	$—	$232.5
Concentrate	1.8	1.0	—	6.1	—	8.9
Juice	75.8	3.1	0.1	—	—	79.0
All other products	113.1	55.4	1.7	—	—	170.2

Total	$375.5	$96.6	$12.4	$6.1	$—	$490.6

For the Three Months Ended October 2, 2010
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	88.6	23.9	6.6	—	—	119.1
Concentrate	18.6	3.9	—	60.9	—	83.4
Juice	19.4	0.9	0.1	—	—	20.4
All other products	59.4	21.0	1.6	—	—	82.0

Total	186.0	49.7	8.3	60.9	—	304.9

For the Nine Months Ended October 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$535.2	$109.6	$33.1	$—	$—	$677.9
Concentrate	5.7	3.6	—	22.9	—	32.2
Juice	78.3	8.4	0.6	—	—	87.3
All other products	320.3	155.9	4.6	—	—	480.8

Total	$939.5	$277.5	$38.3	$22.9	$—	$1,278.2

For the Nine Months Ended October 2, 2010
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	257.9	71.3	21.4	—	—	350.6
Concentrate	60.1	12.4	—	236.9	—	309.4
Juice	19.6	2.4	0.5	—	—	22.5
All other products	167.9	61.6	4.8	—	—	234.3

Total	505.5	147.7	26.7	236.9	—	916.8

For the Three Months Ended September 26, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$181.6	$47.1	$9.0	$—	$—	$237.7
Concentrate	1.7	0.9	—	5.3	—	7.9
All other products	103.9	53.6	1.3	0.5	—	159.3

Total	$287.2	$101.6	$10.3	$5.8	$—	$404.9

For the Three Months Ended September 26, 2009
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	86.1	24.0	5.0	—	—	115.1
Concentrate	18.2	3.6	—	54.6	—	76.4
All other products	54.6	24.2	0.8	0.1	—	79.7

Total	158.9	51.8	5.8	54.7	—	271.2

For the Nine Months Ended September 26, 2009
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
Revenue
Carbonated soft drinks	$582.5	$121.3	$27.9	$—	$—	$731.7
Concentrate	4.8	3.3	—	14.6	—	22.7
All other products	312.4	140.0	2.8	1.1	—	456.3

Total	$899.7	$264.6	$30.7	$15.7	$—	$1,210.7

For the Nine Months Ended September 26, 2009
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	All Other	Total
8oz. volume
Carbonated soft drinks	276.5	65.1	15.5	—	—	357.1
Concentrate	55.7	13.1	—	160.9	—	229.7
All other products	163.2	65.9	1.5	0.2	—	230.8

Total	495.4	144.1	17.0	161.1	—	817.6

Core Statements of Operating Income and EBITDA:

	For the Three Months Ended October 2, 2010	Cliffstar	Transaction Costs	Cott Excluding Acquisition (CORE)	For the Three Months Ended September 26, 2009

Revenue, net	$490.6	$80.2		$410.4	$404.9
Cost of sales	419.8	74.1		345.7	341.1

Gross profit	70.8	6.1		64.7	63.8
	14.4%	7.6%		15.8%	15.8%
Selling, general and administrative expenses	47.3	5.0	7.0	35.3	36.9
Loss on disposal of property, plant & equipment	0.3	—		0.3	—

Operating income	$23.2	$1.1	$(7.0)	$29.1	$26.9

Depreciation and amortization	19.1	4.0	—	15.1	16.4
Other expense	(1.3)	—	—	(1.3)	(3.2)

EBITDA	$41.0	$5.1	$(7.0)	$42.9	$40.1

Revenue – Revenue increased 21.2% and 5.6% in the third quarter and year-to-date, respectively, from the comparable prior year periods. Absent foreign exchange impact, revenue increased 22.3% and 4.5% in the third quarter and year-to-date, respectively.

The Acquisition contributed $80.2 million to revenue. Excluding the impact of the Acquisition, revenue increased 1.4% and decreased 1.0% in the third quarter and year-to-date, respectively, from the comparable prior year periods. Revenue in the third quarter was impacted by increases in filled beverage 8-ounce equivalent volume (“beverage case volume”) in our North America and Mexico operating segments. The improvement in North America was due primarily to a decrease in national brand promotional activity and favorable exchange rates. The beverage case volume increases in those segments were offset in part by beverage case volume decline in our U.K. operating segment due to lower than expected retail performance and lower co-pack volume. Revenue year-to-date was impacted by an overall decrease in beverage case volume offset in part by favorable foreign exchange rates. The strengthening in value of the Canadian dollar and Mexican peso as compared to the U.S. dollar resulted in a $12.2 million favorable impact on revenues. Excluding the impact of the Acquisition and foreign exchange, revenue increased 2.3% and decreased 2.1% in the third quarter and year-to-date, respectively.

Our North America operating segment revenue increased 30.7% and 4.4% in the third quarter and year-to-date, respectively, from the comparable prior year periods. Absent foreign exchange impact, North America operating segment revenue increased 29.7% and 2.7% in the third quarter and year-to-date, respectively. On the same basis, North America beverage case volume increased 19.0% and 1.3% in the third quarter and year-to-date, respectively, from the comparable prior year periods. The beverage case volume improvement in the third quarter and year-to-date was due primarily to the Acquisition.

Excluding the impact of the Acquisition, our North America operating segment revenue increased 2.8% and decreased 4.5% in the third quarter and year-to-date, respectively, from the comparable prior year periods. Net selling price per beverage case remained flat for the third quarter and year-to-date from the comparable prior periods. Excluding the impact of the Acquisition and foreign exchange, revenue increased 2.0% and decreased 6.2% in the third quarter and year-to-date, respectively. North America beverage case volume increased 4.3% and decreased 3.4% in the third quarter and year-to-date, respectively, from the comparable prior year periods. The beverage case volume improvement in the third quarter was due primarily to a decrease in national brand promotional activity at our largest customer where our volumes increased 14.3% compared to the prior year period. Year-to-date beverage case volume decline was due primarily to greater than anticipated continued decline in revenue at our largest customer of 7.3% year to date, as compared to the comparable prior year period. We believe the decline was due to increased national brand promotional activity during the first half of 2010. These declines were offset in part by increased revenues from other existing and new customers.

Our U.K. operating segment revenue decreased 4.9% and increased 4.9% in the third quarter and year-to-date, respectively, from the comparable prior year periods. Absent foreign exchange impact, U.K. revenue increased 1.7% and 6.9% in the third quarter and year-to-date, respectively. U.K. beverage case volume decreased 5.2% in the third quarter and increased 3.2% year-to-date. Net selling price per beverage case remained flat for the third quarter and increased 1.5% year-to-date, from the comparable prior year periods. Absent foreign exchange impact, net selling price per beverage case increased 6.5% and 3.3% in the third quarter and year-to-date, respectively, from the comparable prior year periods. The increase in U.K. beverage case volume was due primarily to growth in energy and sports isotonic products during the first nine months of 2010, offset in part by lower than expected retail performance in the third quarter.

Our Mexico operating segment revenue increased 20.4% and 24.8% in the third quarter and year-to-date, respectively, from the comparable prior year periods, due primarily to beverage case volume increases of 43.1% and 57.1% in the third quarter and year-to-date, respectively. Net selling price per beverage case decreased 16.3% and 21.0% for the third quarter and year-to-date, respectively, from the comparable prior year periods. The increase in beverage case volume and decrease in net selling price was due primarily to new business in the retail channel and the commencement of shipments to a new bottled water customer. Absent foreign exchange impact, revenue increased 15.9% and 16.8% for the third quarter and year-to-date, respectively, as compared to the comparable prior year periods.

Our RCI operating segment revenue increased 5.2% and 45.9% in the third quarter and year-to-date, respectively, from the comparable prior year periods, due primarily to an increase of 11.3% and 47.1% in the third quarter and year-to-date, respectively, in concentrate case volume. The lower revenue increase in the third quarter as compared to the first six months of 2010 was due primarily to ordering patterns in key geographies. The year-to-date increases were due primarily to expansion of existing customer channels. RCI primarily sells concentrate.

Cost of Sales – Cost of sales as a percentage of revenue increased to 85.6% and 84.2% in the third quarter and year-to-date, respectively, from 84.2% and 83.9%, respectively, in the comparable prior year periods due primarily to the impact of the Acquisition. The cost of sales as a percent of revenue for Cliffstar was 92.4%. This percentage was higher than normal due to finished goods on hand being measured at market value at the Acquisition Date. Variable costs represented 75.4% and 74.2% in the third quarter and year-to-date, respectively, of total sales, down from 75.3% and 74.8%, respectively, in the comparable prior year periods. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

Gross Profit – Gross profit as a percentage of revenue decreased to 14.4% and 15.8% in the third quarter and year-to-date, respectively, from 15.8% and 16.1% in the comparable prior year periods.

Excluding the impact of the Acquisition, gross profit as a percentage of revenue remained flat in the third quarter and year-to-date, respectively, in the comparable prior year periods.

Selling, General and Administrative Expenses – SG&A increased $10.4 million or 28.2% and $7.5 million or 7.0% in the third quarter and year-to-date, respectively, from the comparable prior year periods. As a percentage of revenue, SG&A increased to 9.7% and 8.9% in the third quarter and year-to-date, respectively, from 9.2% and 8.8%, in the comparable prior year periods.

The Acquisition contributed $5.0 million of SG&A costs to the third quarter. Excluding the impact of the Acquisition, SG&A increased $5.4 million or 14.6% and $2.5 million and 2.3% in the third quarter and year-to-date, respectively, from the comparable prior year periods. The overall increase in SG&A for the third quarter was due primarily to $6.4 million in professional fees and $0.6 million in severance costs related to the Acquisition, a $1.5 million increase in bad debts due to credit risk of certain customers, offset in part by $1.0 million in reduced employee related costs and $1.0 million in lower technology costs.

The overall increase in SG&A year-to-date was due to $8.1 million in professional fees related primarily to the Acquisition offset in part by $1.5 million in reduced employee related costs and $4.0 million in lower technology costs.

Restructuring and Asset Impairments – Restructuring and asset impairment charges remained flat and decreased $5.6 million in the third quarter and year-to-date, respectively, from the comparable prior year periods. The year-to-date decrease was due primarily to a gain of $0.5 million on a lease contract termination in the current year, $1.5 million in severance costs in the comparable prior year period, and a $3.5 million intangible asset write-off in the comparable prior year period.

Operating Income (Loss) – Operating income was $23.2 million and $87.4 million in the third quarter and year-to-date, respectively, as compared to operating income of $26.9 million and $83.5 million, respectively, in the comparable prior year periods. The Acquisition contributed $1.1 million to operating income for the three and nine months ended October 2, 2010.

The third quarter decrease of $3.7 million was due primarily to higher SG&A costs related to the transaction costs of the Acquisition. The year-to-date increase was due primarily to lower restructuring and impairment charges.

Other Expense (Income) – Other expense decreased $1.9 million and increased $3.1 in the third quarter and year-to-date, respectively, as compared to comparable prior year periods. The third quarter decrease was due primarily to a foreign exchange impact that negatively affected a non-permanently invested inter-company loan between two subsidiaries in the comparable prior year period, offset in part by a $1.4 million write-off of financing fees in the current period. The year-to-date increase was due primarily to unfavorable foreign exchange transactions and write-off of financing fees.

Interest Expense – Net interest expense increased 3.6% and remained flat in the third quarter and year-to-date, respectively, from the comparable prior year periods. The increase in the third quarter was due primarily to a higher average debt balance resulting from the issuance of the 2018 Notes.

Income Taxes – We recorded an income tax provision of $1.9 million and $15.1 million in the third quarter and year-to-date, respectively, as compared with an income tax provision of $0.9 million and a benefit of $10.7 million, respectively, in the comparable prior year periods. The prior year benefit included favorable reversals of accruals related to uncertain tax positions.

Net Income attributed to Cott Corporation – Net income was $8.3 million or $0.09 per diluted common share and $42.1 million or $0.50 per diluted common share in the third quarter and year-to-date, respectively, as compared to $13.9 million or

$0.18 per diluted common share and $67.5 million or $0.92 per diluted common share for the respective prior year periods. The 2010 income per share reflects the issuance of 13.3 million shares on August  17, 2010 in connection with the financing of the Acquisition (the “Equity Offering”).

Liquidity and Financial Condition

The following table summarizes our cash flows for the nine months ended October 2, 2010 and September 26, 2009 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Nine Months Ended
(in millions of U.S. dollars)	October 2, 2010	September 26, 2009

Net cash provided by operating activities	$105.0	$115.2
Net cash used in investing activities	(539.9)	(17.5)
Net cash (used in) provided by financing activities	439.0	(94.1)
Effect of exchange rate changes on cash	0.4	0.7

Net increase (decrease) in cash & cash equivalents	4.5	4.3
Cash & cash equivalents, beginning of period	30.9	14.7

Cash & cash equivalents, end of period	$35.4	$19.0

Financial, Capital Resources and Liquidity

As of October 2, 2010, we had a total of $662.8 million of indebtedness.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to meet our expenses and debt service obligations for the next twelve months. For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend primarily on our future performance, including our ability to maintain revenue, retain a substantial amount of volume from our key customers and continue the profitability of our business. If we do not generate sufficient cash from operations or do not have excess debt availability to meet our expenses and debt service obligations or if any of the ABL facility, the 2017 Notes, or the 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility, the indenture governing our 2017 Notes, or the indenture governing our 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available.

As of October 2, 2010, our total availability under the ABL facility was $253.4 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of August 22, 2010 (the August month-end under the terms of the ABL facility), and we had $50.3 million of ABL borrowings outstanding and $10.6 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $192.5 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

Operating activities

Cash provided by operating activities year-to-date decreased by $10.2 million compared to the first nine months of 2009, driven primarily by increased working capital due to a buildup in our accounts receivable and inventory.

Investing activities

Cash used in investing activities year-to-date increased by $522.4 million compared to the first nine months of 2009, due primarily to payments in connection with the Acquisition of $507.7 million and an increase in capital expenditures of $14.2 million.

Financing activities

Cash provided by financing activities for the first nine months of 2010 was $439.0 million due primarily to net borrowings under the ABL Facility of $29.9 million, proceeds of $375.0 million from the issuance of the 2018 Notes, and $71.1 million in net proceeds from the Equity Offering. Cash used in financing activities for the first nine months of 2009 was $94.1 million primarily as the result of payments related to our ABL facility, the repurchase of our 8% senior subordinated notes due in 2011, offset by the receipt of $47.4 million in net proceeds from the Equity Offering.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of October 2, 2010.

Contractual Obligations

The following chart shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of October 2, 2010:

Payments due by period
(in millions of US dollars)	Total	2010	2011	2012	2013	2014	Thereafter
8.375% Senior notes due in 2017	$215.0	$—	$—	$—	$—	$—	$215.0
8.125% Senior notes due in 2018	375.0	—	—	—	—	—	375.0
ABL Facility[1]	50.3	50.3	—	—	—	—	—
GE Obligation[2]	17.4	4.4	5.5	1.8	1.8	1.8	2.1
Capital leases	5.8	0.1	1.8	0.7	0.7	0.8	1.7
Other long-term debt	2.2	0.1	0.4	0.2	0.2	0.3	1.0
Deferred Consideration	14.0	—	4.7	4.7	4.6	—	—
Contingent Consideration	54.0	—	54.0	—	—	—	—
Interest expense[3]	352.0	12.1	48.7	48.6	48.6	48.6	145.4
Operating leases	97.7	5.5	19.4	16.3	11.4	10.1	35.0
Guarantee purchase equipment	6.7	6.7	—	—	—	—	—
Pension obligations	1.1	1.1	—	—	—	—	—
Purchase obligations[4]	421.6	98.8	133.7	50.3	46.3	44.8	47.7

Total	$1,612.8	$179.1	$268.2	$122.6	$113.6	$106.4	$822.9

[1]	The ABL facility is considered a current liability.
[2]

We funded new water bottling equipment through an interim financing agreement signed in January 2008 (the “GE Obligation”). At the end of the GE Obligation, we may return $6.0 million of assets in exchange for the extinguishment of $6.0 million in debt.

[3]

Interest expense includes fixed interest on the 2017 Notes, the 2018 Notes, the GE Obligation, the ABL facility, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.

[4]

Purchase obligations consist of commitments for the purchase of inventory, energy transactions and an information technology outsourcing contract. These obligations represent the minimum contractual obligations expected under the normal course of business.

The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions liability of $13.6 million because the Company cannot make a reliable estimate of the timing of cash payments.

Debt

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of senior notes that are due on September 1, 2018 (the “2018 Notes”). The issuer of the 2018 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year, beginning on March 1, 2011.

We incurred $8.6 million of financing fees in connection with the 2018 Notes. The financing fees are being amortized using the straight-line method over an eight-year period, which represents the duration of the 2018 Notes. The amortization expense calculated under the straight-line method does not differ materially from the effective-interest method.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement that created an ABL credit facility to provide financing for our North America, United Kingdom and Mexico operating segments. In connection with the Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Acquisition, the Note Offering and the application of net proceeds therefrom, the Equity Offering and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. The Company drew down a portion of indebtedness under that facility in order to fund the Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility. The financing fees are being amortized using the straight-line method over a four-year period.

As of October 2, 2010, we had $50.3 million in borrowings under the ABL facility outstanding. The commitment fee was 0.5% per annum of the unused commitment, which was $214.1 million as of October 2, 2010.

8% Senior Subordinated Notes due in 2011

The Company repurchased all of the outstanding 8% senior subordinated notes due December 15, 2011 (the “2011 Notes”) for $11.1 million on February 1, 2010, and recorded a loss on buyback of $0.1 million. The 2011 Notes acquired by the Company have been retired, and we have discontinued the payment of interest.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of senior notes that are due on November 15, 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year, beginning on May 15, 2010.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortized using the straight-line method over an eight-year period, which represents the duration of the 2017 Notes. The amortization expense calculated under the straight-line method does not differ materially from the effective-interest method.

Credit Ratings and Covenant Compliance

Credit Ratings

On August 9, 2010, Moody’s assigned a B3 rating to the 2018 Notes and affirmed the B2 corporate family rating and the B3 rating on the 2017 Notes. The rating outlook remains at “stable”.

On August 10, 2010 Standard & Poor’s assigned a B rating to the 2018 Notes and affirmed the B long-term corporate credit rating. S&P also affirmed the B rating on the 2017 Notes and removed the debt from negative CreditWatch.

Covenant Compliance

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. We have been in compliance with all of the covenants under the 2018 Notes.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets, (iv) merge or consolidate with another company (applies to the Company and the Issuer only) or sell all or substantially all assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. We have been in compliance with all of the covenants under the 2017 Notes.

ABL Facility

We and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than $30.0 million. Our fixed charge coverage ratio as calculated under this covenant as of October 2, 2010 was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. The credit agreement governing the ABL facility requires us to maintain excess availability of at least $15.0 million. We were in compliance with all of the applicable covenants under the ABL facility on October 2, 2010.

Capital Structure

Since January 2, 2010, equity has increased by $122.3 million. The increase was primarily the result of $71.1 million of proceeds from the Equity Offering and net income of $42.1 million.

Dividend Payments

No dividend payments were made in the first nine months of 2010 or in fiscal year 2009, and we do not expect to change this policy in the next 12 months as we intend to use cash for future growth and/or debt repayment.

There are certain restrictions on the payment of dividends under our ABL facility, the indenture governing the 2017 Notes, and the indenture governing the 2018 Notes.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

On August 17, 2010, the Company acquired Cliffstar for approximately $569.5 million (see “Item 1. Financial Statements—Note 2. Acquisition”).

Approximately $223.5 million of the purchase price was allocated to the estimated fair value of identifiable intangible assets including customer lists of approximately $216.9 million and non-competition agreements with certain key employees of Cliffstar of $6.6 million. The fair value of the customer lists was determined using the present value of the customers projected cash flows. An income approach measures the future economic income that can be attributed to the existing customer relationships over their expected remaining economic lives. This analysis requires the review of the average remaining useful life of each customer relationship and the projected debt-free net cash flow expected to be generated by such relationship over its remaining useful life. The average remaining life of the customer relationship took into consideration a historical attrition analysis based on customer revenue and discussions with the Cliffstar management team. The projected debt-free net cash flows forecast utilizes key assumptions such as forecasted revenue, profitability, tax rate, discount rate and amortization of tax benefit. We used a 2% growth rate in our revenue assumption and a 14% discount rate. Customer lists are finite lived assets subject to annual impairment reviews or more often upon the occurrence of certain events and the assets are amortized over the expected useful lives.

The $6.6 million allocated to non-competition agreements utilizes an income approach that measures the future economic benefit derived from the protection against the loss in profits and related cash flows as a direct result of the non-competition covenant. A reasonable value can be placed on a non-compete agreement by quantifying the value of a subject party’s projected cash flow generation capacity over the term of the non-competition covenant. The cash flow stream, discounted to a present value using a discount rate, represents the value of the non-competition agreement. The assumption used in developing the fair values were revenue, detriment factor, probability of competition, discount rate and amortization of tax benefit. Our detrimental factor of 15% to 25% reflects the most likely competition scenario that the covenanters would join a competitor and directly compete with us. The probability of competition of 25% reflects the likelihood of competition assuming no non-competition covenant was in place. The discount rate of 14% was derived by allocating the estimate weighted average cost of capital of Cliffstar to the tangible and intangible assets of the business. The non-compete agreements are finite lived asset subject to amortization and are amortized over their expected useful lives.

Forward-looking Statements

In addition to historical information, this report and the reports and documents incorporated by reference in this report contain statements relating to future events and our future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and include, but are not limited to, statements that relate to the potential impact the Acquisition will have on the Company. These statements also relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings, our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate”, “believe”, “continue”, “could”, “endeavor”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements are made as of the date of this report.

The forward-looking statements are based on assumptions regarding management’s current plans and estimates. While we believe these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct.

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to realize the expected benefits of the Acquisition because of integration difficulties and other challenges;

•	significant transaction and acquisition-related costs incurred in connection with the Acquisition;

•	the effectiveness of Cliffstar’s system of internal control over financial reporting;

•	the substantial indebtedness we incurred to finance the Acquisition and our ability to service and reduce our debt;

•	risks associated with the Asset Purchase Agreement entered into in connection with the Acquisition;

•	our ability to compete successfully;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Wal-Mart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to manage our operations successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating downgrades;

•	further deterioration of the capital markets;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	the impact of regulation and regulatory, investigative and legal actions;

•	the impact of proposed taxes on soda and other sugary drinks;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	our exposure to intangible asset risk;

•	volatility of our stock price;

•	our ability to maintain compliance with the listing requirements of the New York Stock Exchange;

•	our ability to renew our collective bargaining agreements on satisfactory terms; or

•	disruptions in our information systems.

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

Currency Exchange Rate Risk

The Company’s North America operating segment purchases a portion of its inventory for its Canadian operations through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian operations. These inventory purchases are subject to exposure from movements in exchange rates. The Company uses foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities less than one year. As of October 2, 2010, the Company had outstanding foreign exchange forward contracts with notional amounts of $11.6 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our short-term ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of October 2, 2010, a 100 basis point increase in the current per annum interest rate for our ABL facility would result in $0.5 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at October 2, 2010 was 7.8%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 2, 2010.

Item 4.	Controls and Procedures

Our Chief Executive Officer, and our Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are functioning effectively.

During August 2010, we completed the first phase of the implementation of a SAP financial accounting system in accordance with our projected timeline. We plan to complete the implementation of the remaining portion of the financial accounting system, as well as other SAP modules over the next 12-18 months. As part of this implementation, we also migrated to a shared services model for our primary global transaction processing functions. As a result of these activities, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures have been, or will be, modified and redesigned to conform with and support the new financial accounting and the new shared services model. Management is currently reviewing and evaluating the design of key controls in the new SAP financial accounting system and the accuracy of the data conversion that is taking place during the implementation and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting.

Management believes that it has taken the necessary steps to monitor and maintain appropriate internal controls during this period of transition and that internal controls are being enhanced by the new financial accounting system. However, management has not completed its testing of the operating effectiveness of all key controls in the new financial accounting system. Therefore, there is a risk that control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. In addition, the implementation is ongoing and difficulties may still arise as we complete the implementation of the remaining portion of the financial accounting system as well as other SAP modules over the next 12-18 months.

During the third quarter of 2010, Cott acquired substantially all of the assets and liabilities of Cliffstar Corporation and its affiliated companies (“Cliffstar”) (See Note 2 – Business Acquisition for additional information). As permitted by Securities and Exchange Commission staff interpretive guidance for newly acquired businesses, management excluded Cliffstar from its interim evaluation of internal controls over financial reporting of Cliffstar and will incorporate Cliffstar into our interim evaluation of internal control over financial reporting within the time period prescribed by the Staff’s interpretive guidance and into our annual report on internal control over financial reporting for the 2011 fiscal year. As of October 2, 2010, total assets attributed to Cliffstar represent 41.5% of the Company’s consolidated total assets. Revenue attributable to Cliffstar represented 16.3% of the Company’s consolidated net sales for the third quarter of 2010.

There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

The Company recently received a draft Consent Order and Agreement (“CO&A”) from the Pennsylvania Department of Environmental Protection (“PaDEP”), to resolve certain alleged violations in connection with the Company’s waste water discharge at the Company’s facility in Concordville, Pennsylvania. In that draft CO&A, PaDEP proposed a civil penalty of $114,624 to resolve the alleged violations. PaDEP has provided the Company with an opportunity to comment on the terms of the CO&A, and the Company intends to do so.

Item 1A.	Risk Factors

Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, as updated by our Form 10-Q for the quarter ended July 3, 2010.

Item 6.	Exhibits

Number	Description

2.1	Asset Purchase Agreement, dated as of July 7, 2010, by and among the Company, Caroline LLC, a wholly-owned subsidiary of the Company, Cliffstar Corporation, each of the Cliffstar companies named therein, and Stanley Star, solely in his capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed July 9, 2010).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

4.1	Indenture dated as of August 17, 2010, governing the 8.125% Senior Notes due 2018, by and among the Issuer, the Company, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.2	Form of 8.125% Senior Note due 2018 (included as Exhibit A to Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.3	Registration Rights Agreement, dated as of August 17, 2010, among the Issuer, the Company, the guarantors identified therein and Deutsche Bank Securities Inc., as representative to the Initial Purchasers (incorporated by reference to Exhibit 4.3 to our Form 8-K filed August 20, 2010).

10.1	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent and Bank of America, N.A., as Documentation Agent (filed herewith).[1]

10.2	Common Share Option Cancellation and Forfeiture Agreement between Jerry Fowden and Cott Corporation, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 10, 2010).

10.3	Stock Appreciation Right Cancellation Agreement between Neal Cravens and Cott Corporation, dated August 10, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 10, 2010).

10.4	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Company’s 2010 Equity Incentive Plan (filed herewith).

10.5	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Company’s 2010 Equity Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2010 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2010 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2010 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2010 (furnished herewith).

[1]	Document is subject to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: November 10, 2010	/s/ Neal Cravens
Neal Cravens
Chief Financial Officer
(On behalf of the Company)

Date: November 10, 2010	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Corporate Controller
(Principal accounting officer)

Exhibit Index

Number	Description

2.1	Asset Purchase Agreement, dated as of July 7, 2010, by and among the Company, Caroline LLC, a wholly-owned subsidiary of the Company, Cliffstar Corporation, each of the Cliffstar companies named therein, and Stanley Star, solely in his capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed July 9, 2010).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

4.1	Indenture dated as of August 17, 2010, governing the 8.125% Senior Notes due 2018, by and among the Issuer, the Company, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.2	Form of 8.125% Senior Note due 2018 (included as Exhibit A to Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.3	Registration Rights Agreement, dated as of August 17, 2010, among the Issuer, the Company, the guarantors identified therein and Deutsche Bank Securities Inc., as representative to the Initial Purchasers (incorporated by reference to Exhibit 4.3 to our Form 8-K filed August 20, 2010).

10.1	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent and Bank of America, N.A., as Documentation Agent (filed herewith).[1]

10.2	Common Share Option Cancellation and Forfeiture Agreement between Jerry Fowden and Cott Corporation, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 10, 2010).

10.3	Stock Appreciation Right Cancellation Agreement between Neal Cravens and Cott Corporation, dated August 10, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 10, 2010).

10.4	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Company’s 2010 Equity Incentive Plan (filed herewith).

10.5	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Company’s 2010 Equity Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2010 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2010 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2010 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 2, 2010 (furnished herewith).

[1]	Document is subject to a request for confidential treatment.