Form 10-Q
period 2011-04-02
COTT CORP /CN/
filed 2011-05-11
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2011
Common Stock, no par value per share	94,750,120 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except per share amounts)

Unaudited

	For the Three Months Ended
	April 2, 2011	April 3, 2010

Revenue, net	$534.1	$362.9
Cost of sales	464.5	305.7

Gross profit	69.6	57.2

Selling, general and administrative expenses	45.1	32.4
Loss on disposal of property, plant & equipment	—	0.2
Restructuring	—	(0.5)

Operating income	24.5	25.1

Other expense, net	0.8	1.8
Interest expense, net	14.4	6.2

Income before income taxes	9.3	17.1

Income tax expense	1.6	4.4

Net income	$7.7	$12.7

Less: Net income attributable to non-controlling interests	0.9	1.2

Net income attributed to Cott Corporation	$6.8	$11.5

Net income per common share attributed to Cott Corporation
Basic	$0.07	$0.14
Diluted	$0.07	$0.14

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,076	80,374
Diluted	95,328	80,840

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	April 2, 2011	January 1, 2011
ASSETS
Current assets
Cash & cash equivalents	$35.8	$48.2
Accounts receivable, net of allowance of $7.3 ($8.3 as of January 1, 2011)	245.8	213.6
Income taxes recoverable	4.8	0.3
Inventories	223.1	215.5
Prepaid expenses and other assets	31.0	32.7

Total current assets	540.5	510.3

Property, plant & equipment	506.6	503.8
Goodwill	131.1	130.2
Intangibles and other assets	362.3	371.1
Deferred income taxes	2.2	2.5
Other tax receivable	10.1	11.3

Total assets	$1,552.8	$1,529.2

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$35.2	$7.9
Current maturities of long-term debt	5.9	6.0
Contingent consideration earn-out	32.9	32.2
Accounts payable and accrued liabilities	257.8	276.6

Total current liabilities	331.8	322.7

Long-term debt	604.4	605.5
Deferred income taxes	43.0	43.6
Other long-term liabilities	21.3	22.2

Total liabilities	1,000.5	994.0

Commitments and Contingencies - Note 10

Equity
Capital stock, no par - 94,750,120 shares issued	395.6	395.6
Treasury stock	(2.1)	(3.2)
Additional paid-in-capital	40.8	40.8
Retained earnings	113.3	106.5
Accumulated other comprehensive loss	(7.6)	(17.5)

Total Cott Corporation equity	540.0	522.2

Non-controlling interests	12.3	13.0

Total equity	552.3	535.2

Total liabilities and equity	$1,552.8	$1,529.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	April 2, 2011	April 3, 2010
Operating Activities
Net income	$7.7	$12.7
Depreciation & amortization	23.6	15.9
Amortization of financing fees	0.9	0.5
Share-based compensation expense	1.1	0.5
Increase (decrease) in deferred income taxes	0.9	(0.1)
Loss on disposal of property, plant & equipment	—	0.2
Loss on buyback of Notes	—	0.1
Contract termination gain	—	(0.4)
Contract termination payments	—	(3.9)
Other non-cash items	0.2	3.0
Change in operating assets and liabilities:
Accounts receivable	(29.4)	(21.9)
Inventories	(6.1)	(12.7)
Prepaid expenses and other current assets	0.3	0.8
Other assets	(0.1)	(0.5)
Accounts payable and accrued liabilities	(21.9)	(3.4)
Income taxes recoverable	(2.8)	17.4

Net cash (used in) provided by operating activities	(25.6)	8.2

Investing Activities
Additions to property, plant & equipment	(12.5)	(7.6)
Additions to intangibles	—	(1.1)
Proceeds from sale of property, plant & equipment	0.1	0.1

Net cash used in investing activities	(12.4)	(8.6)

Financing Activities
Payments of long-term debt	(1.3)	(13.2)
Borrowings under ABL	99.8	58.6
Payments under ABL	(72.5)	(50.8)
Distributions to non-controlling interests	(1.6)	(1.9)
Financing fees	—	(0.2)

Net cash provided by (used in) financing activities	24.4	(7.5)

Effect of exchange rate changes on cash	1.2	0.2

Net decrease in cash & cash equivalents	(12.4)	(7.7)

Cash & cash equivalents, beginning of period	48.2	30.9

Cash & cash equivalents, end of period	$35.8	$23.2

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$17.7	$1.3
Cash paid (received) for income taxes, net	$3.4	$(13.8)

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at January 2, 2010	81,331	1,504	$322.5	$(4.4)	$37.4	$51.8	$(21.3)	$15.3	$401.3

Treasury shares issued - PSU Plan	—	(437)	—	1.1	(1.1)	—	—	—	—
Tax impact of PSU distributions	—	—	—	—	0.7	—	—	—	0.7
Treasury shares issued - EISPP	—	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	0.5	—	—	—	0.5
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	0.3	—	0.3
Pension liabilities	—	—	—	—	—	—	0.2	—	0.2
Unrealized loss on derivative instruments, net of income tax	—	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	11.5	—	1.2	12.7

Balance at April 3, 2010	81,331	1,066	$322.5	$(3.3)	$37.5	$63.3	$(20.9)	$14.6	$413.7

Balance at January 1, 2011	94,750	1,051	$395.6	$(3.2)	$40.8	$106.5	$(17.5)	$13.0	$535.2

Treasury shares issued - PSU Plan	—	(181)	—	0.5	(0.5)	—	—	—	—
Treasury shares issued - EISPP	—	(196)	—	0.6	(0.6)	—	—	—	—
Share-based compensation	—	—	—	—	1.1	—	—	—	1.1
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1.6)	(1.6)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	9.5	—	9.5
Pension liabilities	—	—	—	—	—	—	0.2	—	0.2
Unrealized gain on derivative instruments, net of income tax	—	—	—	—	—	—	0.2	—	0.2
Net income	—	—	—	—	—	6.8	—	0.9	7.7

Balance at April 2, 2011	94,750	674	$395.6	$(2.1)	$40.8	$113.3	$(7.6)	$12.3	$552.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$7.7	$12.7

Other comprehensive income (loss):
Currency translation adjustment	9.5	0.3
Pension liabilities	0.2	0.2
Unrealized gain (loss) on derivative instruments, net of tax	0.2	(0.1)

Total other comprehensive income	9.9	0.4

Comprehensive income	$17.6	$13.1

Less: Net income attributable to non-controlling interests	0.9	1.2

Comprehensive income attributed to Cott Corporation	$16.7	$11.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1 – Business and Recent Accounting Pronouncements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is the world’s largest retailer brand beverage company. Our product lines include carbonated soft drinks (“CSDs”), clear, still and sparkling flavored waters, energy-related drinks, juice, juice-based products, bottled water and ready-to drink teas.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 1, 2011. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Recent Accounting Pronouncements

ASU 2010-13 – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” to address the classification of an employee share-base payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. We adopted the provisions of this standard during the first quarter of 2011. This standard does not have an impact on our consolidated financial statements.

Note 2 – Acquisition

On August 17, 2010, we completed the acquisition (the “Cliffstar Acquisition”) of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $500.0 million payable in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration is based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration is based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. The contingent consideration was $32.9 million as of April 2, 2011, and is payable no later than July 29, 2011.

We were notified on May 9, 2011 by the seller of Cliffstar Corporation of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at April 2, 2011. We believe the contingent consideration has been properly calculated in accordance with the asset purchase agreement and we have not adjusted our estimated fair value of the contingent consideration for the objections raised by the seller. We believe that our estimated fair value and assumptions are reasonable, but there is significant judgment involved. We will resolve these matters in accordance with the asset purchase agreement and final amounts paid may materially vary from our current estimated fair value. Changes in the fair value of contingent consideration will be recorded in our Statement of Operations

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the three months ended April 3, 2010 represent the combined results of our operations as if the Cliffstar Acquisition had occurred on January 3, 2010. The unaudited pro forma results reflect certain adjustments related to the Cliffstar Acquisition such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such period.

For the Three Months Ended
(in millions of U.S. dollars, except share amounts)	April 3, 2010
Revenue	$528.8
Net income	16.3

Net income per common share, diluted	$0.17

Note 3 – Share-Based Compensation

The table below summarizes the share-based compensation expense for the three months ended April 2, 2011 and April 3, 2010. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below, “PSUs” mean performance share units granted under our Amended and Restated Performance Share Unit Plan. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”); and (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan.

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2011	April 3, 2010

Stock options	$—	$0.3
PSUs	—	0.1
Performance-based RSUs	0.5	—
Time-based RSUs	0.6	—
Share appreciation rights	—	0.1

Total	$1.1	$0.5

As of April 2, 2011, the unrecognized share-based compensation expense and years we expect to recognize as future compensation expense were as follows:

(in millions of U.S. dollars)	Unrecognized share-based compensation expense as of April 2, 2011	Weighted average years expected to recognize compensation

Performance-based RSUs	$4.7	1.8
Time-based RSUs	5.1	1.8

Total	$9.8

Option activity for the three months ended April 2, 2011 was as follows:

		Weighted average
	Shares	exercise price
	(in thousands)	(Canadian $)

Balance at January 1, 2011	704	$16.67
Awarded	—	—
Forfeited or expired	—	—

Outstanding at April 2, 2011	704	16.67

Exercisable at April 2, 2011	704	$16.67

During the three months ended April 2, 2011, EISPP, PSU, Performance-based RSU and Time-based RSU activity was as follows:

(in thousands)	EISPP	Number of PSUs	Number of Performance-based RSUs	Number of Time-based RSUs

Balance at January 1, 2011	189	188	1,727	1,397
Awarded	—	—	—	—
Issued	(189)	(188)	—	—
Forfeited	—	—	—	—

Outstanding at April 2, 2011	—	—	1,727	1,397

Average Canadian to U.S. Dollar Exchange Rate for the Three Months Ended April 2, 2011

Various compensation components in Note 3 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the three months ended April 2, 2011:

For the Three Months Ended
April 2, 2011
Average exchange rate	$1.014

Note 4 – Income Taxes

Income tax expense was $1.6 million on pretax income of $9.3 million for the three months ended April 2, 2011, as compared to an income tax expense of $4.4 million on pretax income of $17.1 million for the three months ended April 3, 2010. The estimated effective tax rate applied to income from operations for the three months ended April 2, 2011 differs from the statutory rate due mostly to foreign tax rate differentials and tax exempt income.

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Weighted average number of shares outstanding - basic	94,076	80,374
Dilutive effect of stock options	196	278
Dilutive effect of PSUs	—	188
Dilutive effect of Performance-based RSUs	430	—
Dilutive effect of Time-based RSUs	626	—

Weighted average number of shares outstanding - diluted	95,328	80,840

We excluded 354,000 (April 3, 2010 – 452,150) options from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. We excluded 674,397 (April 3, 2010 – 957,104) of treasury shares held in various trusts in the calculation of basic and diluted earnings per share.

Note 6 – Segment Reporting

We produce, package and distribute private-label CSDs, clear, still and sparkling flavored waters, energy-related drinks, juice, juice-based products, bottled water and ready-to-drink teas to regional and national grocery, mass-merchandise and wholesale chains and customers in the dollar convenience and drug channels through five reportable segments – North America (which includes our U.S. reporting unit and Canada reporting unit), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other.

	Operating Segments
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended
April 2, 2011
External revenue[1]	$428.8	$86.3	$11.4	$7.6	$—	$534.1
Depreciation and amortization	19.7	3.4	0.5	—	—	23.6
Operating income (loss)	20.8	3.0	(1.5)	2.2	—	24.5
Additions to property, plant & equipment	10.2	2.3	—	—	—	12.5

As of April 2, 2011
Property, plant & equipment	$399.8	$93.6	$13.2	$—	$—	$506.6
Goodwill	126.6	—	—	4.5	—	131.1
Intangibles and other assets	345.9	15.6	0.8	—	—	362.3
Total assets[2]	1,290.2	215.5	34.1	12.3	0.7	1,552.8

[1]	Intersegment revenue between North America and the other operating segments was $4.2 million for the three months ended April 2, 2011.
[2]	Excludes intersegment receivables, investments and notes receivable.

	Operating Segments
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended
April 3, 2010
External revenue[1]	$263.2	$79.7	$11.8	$8.2	$—	$362.9
Depreciation and amortization	12.1	3.3	0.5	—	—	15.9
Operating income (loss)	20.9	3.0	(1.8)	3.0	—	25.1
Restructuring	(0.5)	—	—	—	—	(0.5)
Additions to property, plant & equipment	4.9	2.4	0.3	—	—	7.6

As of January 1, 2011
Property, plant & equipment	$400.4	$90.2	$13.2	$—	$—	$503.8
Goodwill	125.7	—	—	4.5	—	130.2
Intangibles and other assets	354.7	15.7	0.7	—	—	371.1
Total assets[2]	1,275.9	207.4	31.5	13.7	0.7	1,529.2

[1]	Intersegment revenue between North America and the other operating segments was $5.9 million for the three months ended April 3, 2010.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the three months ended April 2, 2011, sales to Wal-Mart accounted for 33.0% (April 3, 2010 – 32.9%) of our total revenues, 36.7% of our North America operating segment revenues (April 3, 2010 – 36.7%), 15.4% of our U.K. operating segment revenues (April 3, 2010 – 16.8%), and 52.0% of our Mexico operating segment revenues (April 3, 2010 – 45.6%).

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

Revenues are attributed to countries based on the location of the plant. Revenues by reporting unit were as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2011	April 3, 2010
United States	$388.7	$235.9
Canada	52.1	40.1
United Kingdom	86.3	80.4
Mexico	11.4	11.8
RCI	7.6	8.2
Elimination[1]	(12.0)	(13.5)

	$534.1	$362.9

[1]

Represents intersegment revenue among our reporting units, of which $4.2 million and $5.9 million represent intersegment revenue between North America and our other operating segments for the three months ended April 2, 2011 and April 3, 2010, respectively.

The revenue by product table for the three months ended April 3, 2010 has been reclassified to separately present the category “Juice” which is now a significant portion of our revenue due to the Cliffstar Acquisition.

Revenues by product were as follows:

For the Three Months Ended April 2, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$156.3	$42.4	$9.3	$—	$208.0
Juice	160.0	2.2	0.8	—	163.0
Concentrate	2.3	—	—	7.6	9.9
All other products	110.2	41.7	1.3	—	153.2

Total	$428.8	$86.3	$11.4	$7.6	$534.1

For the Three Months Ended April 3, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$166.7	$33.5	$10.4	$—	$210.6
Juice	—	1.4	0.3	—	1.7
Concentrate	2.0	1.3	—	8.2	11.5
All other products	94.5	43.5	1.1	—	139.1

Total	$263.2	$79.7	$11.8	$8.2	$362.9

Property, plant and equipment by geographic area were as follows:

(in millions of U.S. dollars)	April 2, 2011	January 1, 2011

United States	$349.2	$350.4
Canada	50.6	50.0
United Kingdom	93.6	90.2
Mexico	13.2	13.2

	$506.6	$503.8

Note 7 – Inventories

(in millions of U.S. dollars)	April 2, 2011	January 1, 2011
Raw materials	$91.0	$90.1
Finished goods	112.9	107.3
Other	19.2	18.1

	$223.1	$215.5

Note 8 – Intangibles and Other Assets including Goodwill

	April 2, 2011
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0

Subject to amortization
Customer relationships	370.1	101.2	268.9
Trademarks	27.6	20.2	7.4
Information technology	60.6	54.1	6.5
Other	10.3	3.8	6.5

	468.6	179.3	289.3

	513.6	179.3	334.3

Other Assets
Financing costs	23.2	4.4	18.8
Deposits	7.6	—	7.6
Other	2.1	0.5	1.6

	32.9	4.9	28.0

Total Intangibles & Other Assets	$546.5	$184.2	$362.3

Amortization expense of intangible and other assets for the three months ended April 2, 2011 and April 3, 2010 was $8.9 million and $5.3 million, respectively.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2011	$23.8
2012	29.6
2013	28.6
2014	26.9
2015	24.6
Thereafter	155.8

$289.3

Goodwill is not subject to amortization and the change in goodwill reflects fluctuations in foreign currency exchange rates.

Note 9 – Debt

Our total debt was as follows:

(in millions of U.S. dollars)	April 2, 2011	January 1, 2011
8.375% senior notes due in 2017[1]	$215.0	$215.0
8.125% senior notes due in 2018	375.0	375.0
ABL facility	35.2	7.9
GE obligation	15.5	16.5
Other capital leases	5.6	5.8
Other debt	1.9	2.0

Total debt	648.2	622.2
Less: Short-term borrowings and current debt:
ABL facility	35.2	7.9

Total short-term borrowings	35.2	7.9
GE obligation - current maturities	4.2	4.1
Other capital leases - current maturities	1.4	1.4
Other debt - current maturities	0.3	0.5

Total current debt	41.1	13.9
Long-term debt before discount	607.1	608.3
Less discount on 8.375% notes	(2.7)	(2.8)

Total long-term debt	$604.4	$605.5

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

Debt

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an asset-based lending credit facility (the “ABL facility”) to provide financing for our North America, United Kingdom and Mexico operating segments. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the issuance of $375.0 million of 8.125% senior notes that are due on September 1, 2018 (the “2018 Notes”) and the application of net proceeds therefrom, the underwritten public offering of 13,340,000 common shares at a price of $5.67 per share and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility. The financing fees are being amortized using the straight-line method over a four-year period.

As of April 2, 2011, we had $35.2 million in borrowings under the ABL facility outstanding. The commitment fee was 0.5% per annum of the unused commitment, which was $227.6 million as of April 2, 2011.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued the 2018 Notes. The issuer of the 2018 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

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

8% Senior Subordinated Notes due in 2011

We repurchased the remaining outstanding 8% senior subordinated notes due December 15, 2011 (the “2011 Notes”) for $11.1 million on February 1, 2010, and recorded a loss on buyback of $0.1 million. The 2011 Notes acquired by us have been retired, and we have discontinued the payment of interest.

Note 10 – Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $9.1 million in standby letters of credit outstanding as of April 2, 2011 (April 3, 2010 – $7.5 million).

Note 11 – Shares Held in Trust Treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the Amended and Restated Performance Share Unit Plan (the “PSU Plan”) and the Restated Executive Incentive Share Purchase Plan (the “Restated EISPP”). During the three months ended April 2, 2011, we distributed 0.2 million shares from the trust to satisfy certain PSU obligations that had vested. During the three months ended April 2, 2011, we distributed 0.2 million shares from the trust to satisfy certain Restated EISPP obligations that had vested. As of April 2, 2011, 0.4 million and 0.3 million shares were held in trust, and accounted for as treasury shares under applicable accounting rules. Treasury shares are reported at cost.

Subsequent to the adoption of the 2010 Equity Incentive Plan on May 4, 2010, the Human Resources and Compensation Committee of the Board of Directors (the “HRCC”) determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the PSU Plan and the Restated EISPP effective February 23, 2011. No further awards will be granted under such plans, as future awards will be made under the Company’s 2010 Equity Incentive Plan.

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

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged.

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

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the three months ended April 2, 2011. The maximum length of time over which the Company hedges its exposure to future cash flows is typically one year.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens as compared to other currencies, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company’s foreign currency cash flow hedging program as of April 2, 2011 was approximately $16.0 million.

The following table summarizes the Company’s derivative instruments as of April 2, 2011:

(in millions of U.S. dollars)	Liability Derivatives
Derivatives designated as cash flow hedging instruments	Balance Sheet location	Fair Value
Foreign exchange contracts	Accounts payable and accrued liabilities	$1.0

The settlement of our derivative instruments resulted in a charge to cost of sales of less than $0.2 million for the three months ended April 2, 2011.

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

We have certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of April 2, 2011:

	April 2, 2011
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Netting Adjustment	Fair Value Measurements
Liabilities
Derivatives	$—	$1.0	$—	$—	$1.0
Contingent Consideration	—	—	32.9	—	32.9

Total Liabilities	$—	$1.0	$32.9	$—	$33.9

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of April 2, 2011 were as follows:

	April 2, 2011
(in millions of U.S. dollars)	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	$215.0	$231.1
8.125% senior notes due in 2018[1]	375.0	401.7
ABL facility	35.2	35.2

Total	$625.2	$668.0

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant.

Fair value of contingent consideration

The fair value of the contingent consideration, which is payable no later than July 29, 2011, was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

(in millions of U.S. dollars)	April 2, 2011
Beginning balance	$32.2
Accretion to fair value	0.7

Ending balance	$32.9

We were notified on May 9, 2011 by the seller of Cliffstar Corporation of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at April 2, 2011. We believe the contingent consideration has been properly calculated in accordance with the asset purchase agreement and we have not adjusted our estimated fair value of the contingent consideration for the objections raised by the seller. We believe that our estimated fair value and assumptions are reasonable, but there is significant judgment involved. We will resolve these matters in accordance with the asset purchase agreement and final amounts paid may materially vary from our current estimated fair value. Changes in the fair value of contingent consideration will be recorded in our Statement of Operations

Note 14 – Guarantor Subsidiaries

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$41.9	$215.0	$252.6	$33.1	$(8.5)	$534.1
Cost of sales	34.9	186.0	223.4	28.7	(8.5)	464.5

Gross profit	7.0	29.0	29.2	4.4	—	69.6
Selling, general and administrative expenses	8.2	18.6	14.8	3.5	—	45.1

Operating income	(1.2)	10.4	14.4	0.9	—	24.5

Other expense, net	0.4	0.4	—	—	—	0.8
Intercompany interest (income) expense, net	(1.7)	—	1.7	—	—	—
Interest expense, net	—	13.8	0.5	0.1	—	14.4

Income (loss) before income tax expense (benefit) and equity income (loss)	0.1	(3.8)	12.2	0.8	—	9.3

Income tax expense (benefit)	1.1	1.3	(0.9)	0.1	—	1.6
Equity income (loss)	7.8	1.3	(3.8)	—	(5.3)	—

Net income (loss)	$6.8	$(3.8)	$9.3	$0.7	$(5.3)	$7.7

Less: Net income attributable to non-controlling interests	—	—	—	0.9	—	0.9

Net income (loss) attributed to Cott Corporation	$6.8	$(3.8)	$9.3	$(0.2)	$(5.3)	$6.8

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$40.1	$218.1	$80.4	$33.5	$(9.2)	$362.9
Cost of sales	34.0	181.5	70.3	29.1	(9.2)	305.7

Gross profit	6.1	36.6	10.1	4.4	—	57.2
Selling, general and administrative expenses	7.8	14.2	7.0	3.4	—	32.4
Loss on disposal of property, plant & equipment	—	0.2	—	—	—	0.2
Restructuring	—	(0.5)	—	—	—	(0.5)

Operating (loss) income	(1.7)	22.7	3.1	1.0	—	25.1

Other expense (income), net	1.7	0.1	0.2	(0.2)	—	1.8
Intercompany interest (income) expense, net	(1.7)	3.2	(1.5)	—	—	—
Interest expense, net	0.1	5.9	0.1	0.1	—	6.2

(Loss) income before income tax (benefit) expense and equity income (loss)	(1.8)	13.5	4.3	1.1	—	17.1

Income tax (benefit) expense	(1.0)	5.1	0.1	0.2	—	4.4
Equity income (loss)	12.3	1.5	9.8	—	(23.6)	—

Net income (loss)	$11.5	$9.9	$14.0	$0.9	$(23.6)	$12.7

Less: Net income attributable to non-controlling interests	—	—	—	1.2	—	1.2

Net income (loss) attributed to Cott Corporation	$11.5	$9.9	$14.0	$(0.3)	$(23.6)	$11.5

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of April 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$7.0	$1.7	$20.6	$6.5	$—	$35.8
Accounts receivable, net of allowance	26.7	104.3	140.2	16.9	(42.3)	245.8
Income taxes recoverable	0.1	3.6	0.5	0.6	—	4.8
Inventories	20.6	71.5	124.1	6.9	—	223.1
Prepaid expenses and other assets	3.0	18.1	9.7	0.2	—	31.0

Total current assets	57.4	199.2	295.1	31.1	(42.3)	540.5

Property, plant & equipment	50.8	183.2	258.7	13.9	—	506.6
Goodwill	28.5	4.4	98.2	—	—	131.1
Intangibles and other assets	1.4	111.1	229.4	20.4	—	362.3
Deferred income taxes	2.6	(0.4)	—	—	—	2.2
Other tax receivable	2.5	7.6	—	—	—	10.1
Due from affiliates	243.0	172.5	222.7	41.9	(680.1)	—
Investments in subsidiaries	232.2	365.0	560.8	191.9	(1,349.9)	—

Total assets	$618.4	$1,042.6	$1,664.9	$299.2	$(2,072.3)	$1,552.8

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$35.2	$—	$—	$—	$35.2
Current maturities of long-term debt	—	5.4	0.1	0.4	—	5.9
Contingent consideration earn-out	—	32.9	—	—	—	32.9
Accounts payable and accrued liabilities	34.8	71.9	177.6	15.8	(42.3)	257.8

Total current liabilities	34.8	145.4	177.7	16.2	(42.3)	331.8

Long-term debt	—	600.5	1.5	2.4	—	604.4
Deferred income taxes	—	32.0	10.2	0.8	—	43.0
Other long-term liabilities	0.3	3.9	17.1	—	—	21.3
Due to affiliates	43.4	221.2	382.8	32.7	(680.1)	—

Total liabilities	78.5	1,003.0	589.3	52.1	(722.4)	1,000.5

Equity
Capital stock, no par	395.6	380.1	1,322.2	175.0	(1,877.3)	395.6
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	40.8	0.2	—	—	(0.2)	40.8
Retained earnings (deficit)	113.2	(352.6)	(350.5)	(38.3)	741.5	113.3
Accumulated other comprehensive (loss) income	(7.6)	11.9	103.9	98.1	(213.9)	(7.6)

Total Cott Corporation equity	539.9	39.6	1,075.6	234.8	(1,349.9)	540.0
Non-controlling interests	—	—	—	12.3	—	12.3

Total equity	539.9	39.6	1,075.6	247.1	(1,349.9)	552.3

Total liabilities and equity	$618.4	$1,042.6	$1,664.9	$299.2	$(2,072.3)	$1,552.8

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$7.8	$9.1	$26.0	$5.3	$—	$48.2
Accounts receivable, net of allowance	108.6	151.6	128.6	17.3	(192.5)	213.6
Income taxes recoverable	—	1.3	(1.3)	0.3	—	0.3
Inventories	18.1	66.1	124.6	6.7	—	215.5
Prepaid expenses and other assets	3.6	19.3	8.1	1.7	—	32.7

Total current assets	138.1	247.4	286.0	31.3	(192.5)	510.3

Property, plant & equipment	50.0	180.4	259.5	13.9	—	503.8
Goodwill	27.4	4.5	98.3	—	—	130.2
Intangibles and other assets	1.3	114.8	233.6	21.4	—	371.1
Deferred income taxes	3.7	—	—	(1.2)	—	2.5
Other tax receivable	2.5	7.6	1.2	—	—	11.3
Due from affiliates	241.8	166.9	220.9	41.9	(671.5)	—
Investments in subsidiaries	198.4	351.5	322.7	161.0	(1,033.6)	—

Total assets	$663.2	$1,073.1	$1,422.2	$268.3	$(1,897.6)	$1,529.2

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$7.9	$—	$—	$—	$7.9
Current maturities of long-term debt	0.1	5.4	0.1	0.4	—	6.0
Contingent consideration earn-out	—	32.2	—	—	—	32.2
Accounts payable and accrued liabilities	97.3	171.8	185.9	14.1	(192.5)	276.6

Total current liabilities	97.4	217.3	186.0	14.5	(192.5)	322.7

Long-term debt	—	601.9	1.4	2.5	(0.3)	605.5
Deferred income taxes	—	31.8	10.7	1.1	—	43.6
Other long-term liabilities	—	5.4	16.9	—	(0.1)	22.2
Due to affiliates	43.2	219.6	377.2	31.7	(671.7)	—

Total liabilities	140.6	1,076.0	592.2	49.8	(864.6)	994.0

Equity
Capital stock, no par	395.6	354.4	1,182.6	175.0	(1,712.0)	395.6
Treasury stock	(3.2)	—	—	—	—	(3.2)
Additional paid-in-capital	40.7	0.4	—	—	(0.3)	40.8
Retained earnings (deficit)	106.4	(350.4)	(352.0)	(36.4)	738.9	106.5
Accumulated other comprehensive (loss) income	(16.9)	(7.3)	(0.6)	66.9	(59.6)	(17.5)

Total Cott Corporation equity	522.6	(2.9)	830.0	205.5	(1,033.0)	522.2
Non-controlling interests	—	—	—	13.0	—	13.0

Total equity	522.6	(2.9)	830.0	218.5	(1,033.0)	535.2

Total liabilities and equity	$663.2	$1,073.1	$1,422.2	$268.3	$(1,897.6)	$1,529.2

Condensed Consolidating Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$6.8	$(3.8)	$9.3	$0.7	$(5.3)	$7.7
Depreciation & amortization	1.6	8.6	11.9	1.5	—	23.6
Amortization of financing fees	0.1	0.7	0.1	—	—	0.9
Share-based compensation expense	0.1	0.7	0.3	—	—	1.1
Increase (decrease) in deferred income taxes	0.3	1.1	(0.5)	—	—	0.9
Equity (loss) income, net of distributions	(7.8)	(1.3)	3.8	—	5.3	—
Intercompany transactions	4.6	1.6	—	—	(6.2)	—
Other non-cash items	0.4	(0.2)	—	—	—	0.2
Net change in operating assets and liabilities	(32.3)	(45.2)	4.8	6.5	6.2	(60.0)

Net cash (used in) provided by operating activities	(26.2)	(37.8)	29.7	8.7	—	(25.6)

Investing activities
Additions to property, plant & equipment	(0.7)	(8.0)	(3.8)	—	—	(12.5)
Proceeds from sale of property, plant & equipment	—	—	0.1	—	—	0.1
Advances to affiliates	19.8	—	(12.4)	(6.0)	(1.4)	—

Net cash provided by (used in) investing activities	19.1	(8.0)	(16.1)	(6.0)	(1.4)	(12.4)

Financing activities
Payments of long-term debt	—	(1.2)	—	(0.1)	—	(1.3)
Borrowings under ABL	—	99.7	—	—	—	99.7
Payments under ABL	—	(72.5)	—	—	—	(72.5)
Advances from affiliates	6.0	12.4	(19.8)	—	1.4	—
Distributions to non-controlling interests	—	—	—	(1.5)	—	(1.5)

Net cash provided by (used in) financing activities	6.0	38.4	(19.8)	(1.6)	1.4	24.4

Effect of exchange rate changes on cash	0.3	—	0.8	0.1	—	1.2

Net (decrease) increase in cash & cash equivalents	(0.8)	(7.4)	(5.4)	1.2	—	(12.4)

Cash & cash equivalents, beginning of period	7.8	9.1	26.0	5.3	—	48.2

Cash & cash equivalents, end of period	$7.0	$1.7	$20.6	$6.5	$—	$35.8

Condensed Consolidating Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$11.5	$9.9	$14.0	$0.9	$(23.6)	$12.7
Depreciation and amortization	1.6	9.5	3.4	1.4	—	15.9
Amortization of financing fees	0.1	0.4	—	—	—	0.5
Share-based compensation expense	—	0.4	0.1	—	—	0.5
Decrease in deferred income taxes	—	—	(0.1)	—	—	(0.1)
Loss on disposal of property, plant and equipment	—	0.2	—	—	—	0.2
Equity (loss) income, net of distributions	(12.3)	(1.5)	(9.8)	—	23.6	—
Intercompany transactions	2.3	1.9	—	—	(4.2)	—
Loss on buyback of Notes	—	0.1	—	—	—	0.1
Lease contract termination gain	—	(0.4)	—	—	—	(0.4)
Lease contract termination payments	—	(3.9)	—	—	—	(3.9)
Other non-cash items	1.7	1.3	—	—	—	3.0
Net change in operating assets and liabilities	(1.0)	(14.2)	(11.0)	1.7	4.2	(20.3)

Net cash provided by (used in) operating activities	3.9	3.7	(3.4)	4.0	—	8.2

Investing activities
Additions to property, plant & equipment	(1.8)	(3.1)	(2.4)	(0.3)	—	(7.6)
Additions to intangibles	—	(1.1)	—	—	—	(1.1)
Proceeds from sale of property, plant & equipment	—	—	0.1	—	—	0.1
Advances to affiliates	1.2	—	(3.1)	(3.9)	5.8	—

Net cash (used in) provided by investing activities	(0.6)	(4.2)	(5.4)	(4.2)	5.8	(8.6)

Financing activities
Payments of long-term debt	—	(13.1)	—	(0.1)	—	(13.2)
Borrowings under ABL	—	51.9	6.7	—	—	58.6
Payments under ABL	—	(48.6)	(2.2)	—	—	(50.8)
Advances from affiliates	3.9	3.0	(1.1)	—	(5.8)	—
Distributions to non-controlling interests	—	—	—	(1.9)	—	(1.9)
Financing fees	—	(0.2)	—	—	—	(0.2)

Net cash provided by (used in) financing activities	3.9	(7.0)	3.4	(2.0)	(5.8)	(7.5)

Effect of exchange rate changes on cash	0.4	—	(0.3)	0.1	—	0.2

Net increase (decrease) in cash & cash equivalents	7.6	(7.5)	(5.7)	(2.1)	—	(7.7)

Cash & cash equivalents, beginning of period	4.2	10.4	12.2	4.1	—	30.9

Cash & cash equivalents, end of period	$11.8	$2.9	$6.5	$2.0	$—	$23.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended January 1, 2011 (the “2010 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A: Risk Factors in our 2010 Annual Report.

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

On August 17, 2010, we completed the acquisition (the “Cliffstar Acquisition”) of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $500.0 million payable in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration is based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration is based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. The contingent consideration was $32.9 million as of April 2, 2011, and is payable no later than July 29, 2011.

We were notified on May 9, 2011 by the seller of Cliffstar Corporation of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at April 2, 2011. We believe the contingent consideration has been properly calculated in accordance with the asset purchase agreement and we have not adjusted our estimated fair value of the contingent consideration for the objections raised by the seller. We believe that our estimated fair value and assumptions are reasonable, but there is significant judgment involved. We will resolve these matters in accordance with the asset purchase agreement and final amounts paid may materially vary from our current estimated fair value. Changes in the fair value of contingent consideration will be recorded in our Statement of Operations

During the first quarter of 2011, our revenues increased 47.2%, or 45.8% excluding the impact of foreign exchange. This increase was due primarily to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition, and the impact of foreign exchange, revenue was flat.

In the U.S., we have been supplying Wal-Mart with private label carbonated soft drinks (“CSDs”) under an exclusive supply agreement dated December 21, 1998, between our wholly-owned subsidiary Cott Beverages Inc. and Wal-Mart Stores, Inc. (the “Exclusive U.S. Supply Contract”). We also supply Wal-Mart and its affiliated companies with a variety of products on a non-exclusive basis in the U.S., Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice, juice-based products, bottled water, energy drinks and ready-to-drink teas. On January 27, 2009, we received written notice from Wal-Mart stating that Wal-Mart was exercising its right to terminate, without cause, the Exclusive U.S. Supply Contract. The termination is effective on January 28, 2012. This has the effect of returning our relationship to more typical market terms over time, and allows Wal-Mart to introduce other suppliers in the future, if it so desires. The termination provision of the Exclusive U.S. Supply Contract provides for our exclusive right to supply CSDs to Wal-Mart in the U.S. to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we had the exclusive right to supply at least two-thirds of Wal-Mart’s total CSD volumes in the U.S. during the first 12 months of the Notice Period, and we had the exclusive right to supply at least one-third of Wal-Mart’s total CSD volumes in the U.S. during the second 12 months of the Notice Period. During the final 12 months of the Notice Period, there is no minimum supply requirement. Notwithstanding the notice of termination of the Exclusive U.S. Supply Contract, we continue to supply Wal-Mart with all of its private label CSDs in the U.S. However, should Wal-Mart choose to introduce an additional supplier to fulfill a portion of its requirements for its private label CSDs, our operating results could be materially adversely affected. Sales to Wal-Mart for the three months ended April 2, 2011 and April 3, 2010 accounted for 33.0% and 32.9% of total revenue.

Summary financial results

Our net income for the three months ended April 2, 2011 (the “first quarter”) was $6.8 million or $0.07 per diluted share, compared with $11.5 million or $0.14 per diluted share for the three months ended April 3, 2010.

The following items of significance impacted our financial results for the first quarter of 2011:

•	the Cliffstar Acquisition contributed $166.3 million to revenue and, $11.6 million to operating income;

•	gross profit declined to 13.0% for the first quarter compared to 15.8% for the comparable prior year period primarily due to higher commodity and freight costs;

•

our revenue increased 47.2% from the comparable prior year period. Absent foreign exchange impact, revenue increased 45.8% in the first quarter, due to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition and the impact of foreign exchange, revenue was flat;

•	our filled beverage 8-ounce equivalents (“beverage case volume”) increased 22.5% primarily due to the Cliffstar Acquisition which contributed a 30.1% increase in the North America operating segment;

•

our selling, general and administrative (“SG&A”) expenses increased to $45.1 million from $32.4 million in the comparable prior year period, primarily due to the Cliffstar Acquisition, information technology costs, certain employee related costs and professional fees;

•

our interest expense increased to $14.4 million from $6.2 million in the comparable prior year period primarily due to the issuance of $375.0 million of senior notes that are due on September 1, 2018 (the “2018 Notes”);

•	the decrease in other expense of $1.0 million was primarily due to the write-off of financing fees of $1.4 million in the comparable prior year period; and

•	our income tax expense decreased $2.8 million in the first quarter from the comparable prior year period, primarily due to lower pretax income.

The following items of significance impacted our financial results for the first quarter of 2010:

•	increased competition in North America led to beverage case volume declines in that segment of 7.9% from the comparable prior year period;

•	new customer gains and improved product mix in the U.K. led to a beverage case volume improvement in that segment of 12.3% from the comparable prior year period;

•	decreased gross profit margins to 15.8% as compared to 15.9% from the comparable prior year period;

•

an increase in the foreign exchange rate for the Canadian dollar, pound sterling and Mexican peso as compared to the U.S. dollar that resulted in a $12.5 million favorable impact on revenues and a $1.2 million favorable impact on gross profit;

•	continued SG&A savings; and

•	tax expense of $4.4 million in the current year as compared to a prior tax benefit of $6.2 million.

Non-GAAP Measures

In this report, we supplement our reporting of revenue determined in accordance with GAAP by excluding the impact of foreign exchange to separate the impact of currency exchange rate changes from Cott’s results of operations and, in some cases, by excluding the impact of Cliffstar. Additionally, Cott supplements its reporting of selling, general and administrative expenses, cost of sales, gross profit, and operating income in accordance with GAAP by excluding the impact of the Cliffstar Acquisition. Cott excludes these items to better understand trends in the business and the impact of the Cliffstar Acquisition. Because Cott uses these adjusted financial results in the management of its business and to understand business performance independent of the Cliffstar Acquisition, management believes this supplemental information is useful to investors for their independent evaluation and understanding of Cott’s core business performance and the performance of its management. The non-GAAP financial measures described above are in addition to, and not meant to be considered superior to, or a substitute for, Cott’s financial statements prepared in accordance with GAAP. In addition, the non-GAAP financial measures included in this report reflect management’s judgment of particular items, and may be different from, and therefore may not be comparable to, similarly titled measures reported by other companies.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for April 2, 2011 and April 3, 2010:

	For the Three Months Ended
	April 2, 2011		April 3, 2010
(in millions of U.S. dollars)	$	%	$	%
Revenue	534.1	100.0	362.9	100.0
Cost of sales	464.5	87.0	305.7	84.2

Gross profit	69.6	13.0	57.2	15.8
Selling, general, and administrative expenses	45.1	8.4	32.4	8.9
Loss on disposal of property, plant & equipment	—	—	0.2	0.1
Restructuring	—	—	(0.5)	-0.1

Operating income	24.5	4.6	25.1	6.9
Other expense, net	0.8	0.1	1.8	0.5
Interest expense, net	14.4	2.8	6.2	1.7

Income before income taxes	9.3	1.7	17.1	4.7
Income tax expense	1.6	0.3	4.4	1.2

Net income	7.7	1.4	12.7	3.5

Less: Net income attributable to non-controlling interests	0.9	0.1	1.2	0.3

Net income attributed to Cott Corporation	6.8	1.3	11.5	3.2

Depreciation & amortization	23.6	4.4	15.9	4.4

The following table summarizes our revenue and operating income by operating segment for April 2, 2011 and April 3, 2010:

	For the Three Months Ended
(in millions of U.S. Dollars)	April 2, 2011	April 3, 2010
Revenue
North America	$428.8	$263.2
United Kingdom	86.3	79.7
Mexico	11.4	11.8
RCI	7.6	8.2

Total	$534.1	$362.9

Operating income (loss)
North America	$20.8	$20.9
United Kingdom	3.0	3.0
Mexico	(1.5)	(1.8)
RCI	2.2	3.0

Total	$24.5	$25.1

Revenues are attributed to operating segments based on the location of the plant.

The following table summarizes our beverage case volume by operating segment for April 2, 2011 and April 3, 2010:

	For the Three Months Ended
(in millions of cases)	April 2, 2011	April 3, 2010
Volume 8oz. equivalent cases - Total Beverage (including concentrate)
North America	195.1	152.0
United Kingdom	43.5	44.5
Mexico	8.4	8.3
RCI	82.5	84.3

Total	329.5	289.1

Volume 8oz. equivalent cases – Filled Beverage
North America	170.6	130.6
United Kingdom	39.1	39.2
Mexico	8.4	8.3
RCI	—	—

Total	218.1	178.1

The revenue by product table for the three months ended April 3, 2010 has been revised to separately present the category “Juice,” which is a now significant portion of our revenue due to the Cliffstar Acquisition.

The following tables summarize revenue by product for April 2, 2011 and April 3, 2010, respectively:

For the Three Months Ended April 2, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$156.3	$33.1	$9.3	$—	$198.7
Juice	160.0	2.0	0.8	—	162.8
Concentrate	2.3	0.2	—	7.6	10.1
All other products	110.2	51.0	1.3	—	162.5

Total	$428.8	$86.3	$11.4	$7.6	$534.1

For the Three Months Ended April 2, 2011
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
8oz. volume
Carbonated soft drinks	78.7	20.3	6.6	—	105.6
Juice	37.4	0.6	0.6	—	38.6
Concentrate	24.6	4.5	—	82.5	111.6
All other products	54.4	18.1	1.2	—	73.7

Total	195.1	43.5	8.4	82.5	329.5

For the Three Months Ended April 3, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$166.7	$33.5	$10.4	$—	$210.6
Juice	—	1.4	0.3	—	1.7
Concentrate	2.0	1.3	—	8.2	11.5
All other products	94.5	43.5	1.1	—	139.1

Total	$263.2	$79.7	$11.8	$8.2	$362.9

For the Three Months Ended April 3, 2010
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
8oz. volume
Carbonated soft drinks	80.6	21.3	7.0	—	108.9
Juice	—	0.4	0.3	—	0.7
Concentrate	21.5	5.3	—	84.3	111.1
All other products	49.9	17.5	1.0	—	68.4

Total	152.0	44.5	8.3	84.3	289.1

Results of operations

The following table summarizes the change in revenue by operating segment for the three months ended April 2, 2011:

	For the Three Months Ended
	April 2, 2011
(in millions of U.S. dollars)	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$171.2	$165.6	$6.6	$(0.4)	$(0.6)
Impact of foreign exchange[1]	(5.0)	(1.9)	(2.5)	(0.6)	—

Change excluding foreign exchange	$166.2	$163.7	$4.1	$(1.0)	$(0.6)

Percentage change in revenue	47.2%	62.9%	8.3%	-3.4%	-7.3%

Percentage change in revenue excluding foreign exchange	45.8%	62.2%	5.1%	-8.5%	-7.3%

Impact of Cliffstar Acquisition	(166.3)	(166.3)	—	—	—

Change excluding foreign exchange and Cliffstar Acquisition	$(0.1)	$(2.6)	$4.1	$(1.0)	$(0.6)

Percentage change in revenue excluding foreign exchange and Cliffstar Acquisition	0.0%	-1.0%	5.1%	-8.5%	-7.3%

[1]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

Revenue – Revenue increased $171.2 million or 47.2% in the first quarter from the comparable prior year period. The Cliffstar Acquisition contributed $166.3 million to revenue. Excluding the impact of the Cliffstar Acquisition and foreign exchange impact, revenue was flat.

North America revenue increased $165.6 million or 62.9% in the first quarter from the comparable prior year period. The Cliffstar Acquisition contributed $166.3 million to revenue. Excluding the impact of foreign exchange and the Cliffstar Acquisition, revenue decreased 1.0% in the first quarter. Net selling price per beverage case (which is net revenue divided by beverage case volume) decreased slightly in the first quarter from the comparable prior year period.

U.K. revenue increased $6.6 million or 8.3% in the first quarter from the comparable prior year period primarily due to improved product mix (primarily increases in sports isotonic products). Net selling price per beverage case increased 8.9% for the first quarter from the comparable prior year period. Absent foreign exchange impact, U.K. revenue increased 5.1% in the first quarter.

Mexico revenue decreased $0.4 million or 3.4% in the first quarter from the comparable prior year period, primarily due to a 4.2% decrease in net selling price per beverage case. Absent foreign exchange impact, revenue decreased 8.5% for the first quarter as compared to the comparable prior year period.

RCI revenue decreased $0.6 million or 7.3% in the first quarter from the comparable prior year period, due primarily to a 2.1% decline in total case volume. Net selling price per beverage case was flat in the first quarter from the comparable prior year period. RCI primarily sells concentrate case volume.

Cost of Sales – Cost of sales represented 87.0% of revenue in the first quarter compared to 84.2% in the comparable prior year period. Excluding the impact of the Cliffstar Acquisition, cost of sales represented 86.5% of revenue. The cost of sales as a percentage of revenue for Cliffstar was 88.1%. Variable costs represented 87.3% of total sales in the first quarter and in the comparable prior year period. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers. The increase in cost of sales was primarily due to higher commodity and freight costs.

Gross Profit – Gross profit as a percentage of revenue decreased to 13.0% in the first quarter from 15.8% in the comparable prior year period. Excluding the impact of the Cliffstar Acquisition, gross profit as a percentage of revenue declined to 13.5% in the first quarter from 15.8% in the comparable prior year period.

Selling, General and Administrative Expenses – SG&A increased $12.7 million or 39.2% in the first quarter from the comparable prior year period. The Cliffstar Acquisition contributed $8.2 million of SG&A costs, or 25.3% of the increase, in the first quarter. Excluding the impact of the Cliffstar Acquisition, SG&A increased $4.5 million or 13.9% from the comparable prior year period. The increase was primarily due to certain employee related costs, information technology costs, and professional fees. As a percentage of revenue, SG&A decreased to 8.4% in the first quarter from 8.9% in the comparable prior year period.

Restructuring – Restructuring gains decreased $0.5 million in the first quarter from the comparable prior year period. The decrease was due primarily to a gain of $0.5 million on a lease contract termination in the comparable prior year period.

Operating Income – Operating income was $24.5 million in the first quarter compared to $25.1 million in the comparable prior year period. The Cliffstar Acquisition contributed $11.6 million to operating income in the first quarter. Excluding the impact of the Cliffstar Acquisition, operating income declined by $12.2 million or 48.6%.

Other Expense (Income) – Other expense decreased $1.0 million in the first quarter as compared to the comparable prior year period primarily due to a $1.4 million write-off of financing fees in the prior year period.

Interest Expense – Net interest expense increased $8.2 million in the first quarter from the comparable prior year period, due primarily to a higher average debt balance resulting from the issuance of the 2018 Notes.

Income Taxes – We recorded income tax expense of $1.6 million in the first quarter compared with $4.4 million in the comparable prior year period. The decrease was due primarily to lower pretax income.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three months ended April 2, 2011 and April 3, 2010 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2011	April 3, 2010

Net cash (used in) provided by operating activities	$(25.6)	$8.2
Net cash used in investing activities	(12.4)	(8.6)
Net cash provided by (used in) financing activities	24.4	(7.5)
Effect of exchange rate changes on cash	1.2	0.2

Net decrease in cash & cash equivalents	(12.4)	(7.7)
Cash & cash equivalents, beginning of period	48.2	30.9

Cash & cash equivalents, end of period	$35.8	$23.2

Financial, and Capital Resources and Liquidity

As of April 2, 2011, we had total debt of $648.2 million and $35.8 million of cash and cash equivalents compared to $268.9 million of debt and $23.2 million of cash and cash equivalents as of April 3, 2010.

We believe that our level of resources, which includes cash on hand, available borrowings under the asset-based lending credit facility (the “ABL facility”) and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations or if the ABL facility, the 8.375% senior notes that are due on November 15, 2017 (the “2017 Notes”), or the 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending the credit agreement governing our ABL facility or the indentures governing our 2017 Notes and 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will primarily depend on our ability to retain a substantial amount of volume from our key customers and maintain the profitability of our business. If we do not generate sufficient cash from operations or have excess debt availability to meet our expenses and debt service obligations or if the ABL facility, the 2017 Notes or the 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility, the indenture governing the 2017 Notes, or the indenture governing the 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to borrow available amounts under the ABL facility, increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of April 2, 2011, our total availability under the ABL facility was $258.4 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of April 15, 2011 (the March month-end under the terms of the credit agreement governing our ABL facility), and we had $35.2 million of ABL borrowings outstanding and $9.1 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $214.1 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

Operating activities

Cash used in operating activities was $25.6 million during the first quarter compared to cash provided of $8.2 million in the comparable prior year period. The $33.8 million decrease was due to timing of accounts payable, increased interest and a prior year tax recoverable, which we expect to be non-recurring.

Investing activities

Cash used in investing activities was $12.4 million during the first quarter compared to $8.6 million in the comparable prior year period, with the $3.8 million increase due primarily to an increase in capital expenditures.

Financing activities

Cash provided by financing activities was $24.4 million during the first quarter compared to cash used of $7.5 million in the first quarter of 2010. The change was primarily due to an increase of net borrowings under the ABL facility of $19.5 million, a $11.9 million decrease in payments on long-term debt, and a $0.3 million decrease in distributions to non-controlling interests.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of April 2, 2011.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 1, 2011.

Debt

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our North America, U.K. and Mexico operating segments. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the issuance of the 2018 Notes and the application of net proceeds therefrom, the underwritten public offering of 13,340,000 common shares at a price of $5.67 per share and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility. The financing fees are being amortized using the straight-line method over a four-year period.

As of April 2, 2011, we had $35.2 million in borrowings under the ABL facility outstanding. The commitment fee was 0.5% per annum of the unused commitment, which was $227.6 million as of April 2, 2011.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of the 2018 Notes. The issuer of the 2018 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

We incurred $8.6 million of financing fees in connection with the 2018 Notes. The financing fees are being amortized using the straight-line method over an eight-year period, which represents the duration of the 2018 Notes. The amortization expense calculated under the straight-line method does not differ materially from the effective-interest method.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of the 2017 Notes. The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortized using the straight-line method over an eight-year period, which represents the duration of the 2017 Notes. The amortization expense calculated under the straight-line method does not differ materially from the effective-interest method.

8% Senior Subordinated Notes due in 2011

We repurchased the remaining outstanding 8% senior subordinated notes due December 15, 2011 (the “2011 Notes”) on February 1, 2010, and recorded a loss on buyback of $0.1 million. The 2011 Notes acquired by us have been retired, and we have discontinued the payment of interest.

Credit Ratings and Covenant Compliance

Credit Ratings

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 1, 2011.

Covenant Compliance

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company (applies only to Cott Corporation and Cott Beverages Inc., our subsidiary and issuer of the 2018 Notes) or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell all or substantially all of the assets of a guarantor subsidiary of Cott Corporation. We have been in compliance with all of the covenants under the 2018 Notes and there have been no amendments to any such covenants since the 2018 Notes were issued.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company (applies only to Cott Corporation and Cott Beverages Inc., our subsidiary and issuer of the 2017 Notes) or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell all or substantially all of the assets of a guarantor subsidiary of Cott Corporation. We have been in compliance with all of the covenants under the 2017 Notes and there have been no amendments to any such covenants since the 2017 Notes were issued.

ABL Facility

Under the credit agreement governing the ABL facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of (a) $30.0 million and (b) the lesser of (i) 12.5% of the amount of the aggregate borrowing base or (ii) $37.5 million. Although the covenant was not triggered as of April 2, 2011, our fixed charge coverage ratio as calculated under this covenant was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. The credit agreement governing the ABL facility requires us to maintain aggregate availability of at least $15.0 million. We were in compliance with all of the applicable covenants under the ABL facility on April 2, 2011.

Capital Structure

Since January 1, 2011, equity has increased by $17.8 million. The increase was primarily the result of net income of $6.8 million, the issuance of $1.1 million in treasury stock related to stock-based awards that vested during the first quarter, and a decrease in other comprehensive loss of $9.9 million primarily related to a foreign currency translation gain on the net assets of self-sustaining foreign operations, offset in part by a $0.7 million decrease in equity in non-controlling interests.

Dividend Payments

There are certain restrictions on the payment of dividends under our ABL facility and under the indentures governing the 2017 Notes and 2018 Notes. No dividends were paid in 2010 or during the first quarter of 2011 and we do not expect to pay dividends in the forseeable future.

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

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our Annual Report on Form 10-K for the year ended January 1, 2011.

Forward-looking Statements

In addition to historical information, this report may contain statements relating to future events and future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Cott Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this report.

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to realize the expected benefits of the Cliffstar Acquisition because of integration difficulties and other challenges;

•	risks associated with the Asset Purchase Agreement entered into in connection with the Cliffstar Acquisition;

•	the effectiveness of Cliffstar’s system of internal control over financial reporting;

•	significant transaction and acquisition-related costs incurred in connection with the Cliffstar Acquisition;

•	the effectiveness of Cliffstar’s system of internal control over financial reporting;

•	our ability to compete successfully in the highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in sales to any significant customer, particularly Wal-Mart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to remediate an identified material weakness;

•	the substantial indebtedness we incurred and our ability to meet our obligations;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating downgrades;

•	further deterioration of the capital markets;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	the impact of regulation and regulatory, investigative and legal actions;

•	the impact of proposed taxes on soda and other sugary drinks;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	our exposure to intangible asset risk;

•	volatility of our stock price;

•	our ability to maintain compliance with the listing requirements of the New York Stock Exchange;

•	our ability to renew our collective bargaining agreements on satisfactory terms; or

•	disruptions in our information systems;

•	compliance with product health and safety standards; or

•	liability for injury or illness caused by the consumption of contaminated products.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document, as well as in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the SEC and Canadian securities regulatory authorities.

We undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware of after the date of this report. Undue reliance should not be placed on forward-looking statements, and all future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We do not trade market risk sensitive instruments.

Currency Exchange Rate Risk

The Company’s North America operating segment purchases a portion of its inventory for its Canadian operations through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian operations. These inventory purchases are subject to exposure from movements in exchange rates. The Company uses foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities less than one year. As of April 2, 2011, the Company had outstanding foreign exchange forward contracts with notional amounts of $16.0 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of April 2, 2011, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $9.1 million outstanding letters of credit) would result in $0.4 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at April 2, 2011 was 7.9%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 1, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 1, 2011 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were not effective as a result of the material weakness that is described below. We have taken steps and are taking the actions described more fully below under “Remediation Activities” to remediate the material weakness.

As described in the Company’s Form 10-K for the year ended January 1, 2011, the Company did not maintain effective controls over the communication and evaluation of a certain customer’s discount and pricing programs. The Company’s control procedures identified certain differences requiring further investigation, and control procedures in place were either not adequately designed or did not operate effectively to ensure that these differences with financial reporting implications were communicated completely, accurately, and in a timely manner to appropriate accounting personnel. This control deficiency resulted in immaterial pricing errors impacting revenue, accounts receivable and accrued expenses with respect to one of our customers during the quarter ended October 2, 2010 that were corrected through a revision to the Company’s interim financial statements in Note 22 in the Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Additionally, this control deficiency, if not remedied, could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management determined this control deficiency constituted a material weakness and has determined that it continues to exist as of April 2, 2011.

Changes in Internal Control Over Financial Reporting

The remediation efforts noted below represent changes in internal control over financial reporting during the quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Activities

Beginning in January 2011, with oversight from the Audit Committee of the Company’s Board of Directors, the Company’s management began to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s system of internal control over financial reporting, including expanded reviews and evaluations of specific customer accounts receivable aging and promotional activities reports and re-assignment of senior accounting personnel to oversee the specific customer activities.

The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weakness identified. However, these measures had not been in operation long enough to effectively measure their operating effectiveness and thus, the identified material weakness has not been fully remediated as of April 2, 2011. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Item 1A.	Risk Factors

Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2011 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2011 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2011 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2011 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: May 11, 2011	/s/ Neal Cravens
Neal Cravens
Chief Financial Officer
(On behalf of the Company)

Date: May 11, 2011	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Chief Accounting Officer and Assistant Secretary
(Principal Accounting Officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2011 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2011 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2011 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2011 (furnished herewith).