Form 10-Q/A
period 2010-10-02
COTT CORP /CN/
filed 2011-06-20
CIK 884713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 2, 2010
Commission File Number	001-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	98-0154711
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number)

6525 VISCOUNT ROAD MISSISSAUGA, ONTARIO 5519 WEST IDLEWILD AVE TAMPA, FLORIDA	L4V 1H6 33634
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of share outstanding of each of the issuer’s class of common stock, as of the last practicable date.

Class	Outstanding as of June 17, 2011
Common Stock, no par value per share	94,851,230 shares

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2010, originally filed with the Securities and Exchange Commission (the “Commission”) on November 10, 2010. This Form 10-Q/A is filed in response to comments received by us from the Staff of the Commission with respect to our application for confidential treatment of our Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent and Bank of America, N.A., as Documentation Agent (the “Credit Agreement”). We have amended Exhibit 10.1 to exclude the portions of the Credit Agreement that are permitted to remain confidential and to include those portions that are no longer confidential. Exhibit 10.1, as redacted, is being refiled in its entirety. We have not been requested to, and we are not, restating our financial results; this Form 10-Q/A does not change our previously reported consolidated financial statements or make any other changes to the Form 10-Q for the fiscal quarter ended October 2, 2010. Only the exhibit to this Form 10-Q/A has been amended, and this amended report does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures in any way other than as required to reflect the effects of the comments received from the Staff of the Commission with respect to our application for confidential treatment. This Form 10-Q/A should be read in conjunction with our subsequent filings with the Commission.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

a) Exhibits Number	Description

10.1[1]	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent and Bank of America, N.A., as Documentation Agent (filed herewith).

31.1	Certification of the chairman and chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the executive vice-president and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Document is subject to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: June 20, 2011	/s/ Neal Cravens
Neal Cravens
Chief Financial Officer
(On behalf of the Company)

Date: June 20, 2011	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)