Form 10-Q
period 2011-07-02
COTT CORP /CN/
filed 2011-08-09
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2011
Common Stock, no par value per share	94,851,230 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Revenue, net	$640.0	$424.7	$1,174.1	$787.6
Cost of sales	552.0	351.2	1,016.5	656.9

Gross profit	88.0	73.5	157.6	130.7

Selling, general and administrative expenses	45.1	34.5	90.2	66.9
Loss on disposal of property, plant & equipment	—	(0.1)	—	0.1
Restructuring	—	—	—	(0.5)

Operating income	42.9	39.1	67.4	64.2

Other expense, net	—	0.5	0.8	2.3
Interest expense, net	14.6	6.1	29.0	12.3

Income before income taxes	28.3	32.5	37.6	49.6

Income tax expense	0.7	8.8	2.3	13.2

Net income	$27.6	$23.7	$35.3	$36.4

Less: Net income attributable to non-controlling interests	1.1	1.4	2.0	2.6

Net income attributed to Cott Corporation	$26.5	$22.3	$33.3	$33.8

Net income per common share attributed to Cott Corporation
Basic	$0.28	$0.28	$0.35	$0.42
Diluted	$0.28	$0.28	$0.35	$0.42

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,137	80,429	94,107	80,401
Diluted	95,529	80,887	95,424	80,861

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	July 2, 2011	January 1, 2011
ASSETS
Current assets
Cash & cash equivalents	$24.0	$48.2
Accounts receivable, net of allowance of $10.4 ($8.3 as of January 1, 2011)	287.4	213.6
Income taxes recoverable	12.9	0.3
Inventories	242.2	215.5
Prepaid expenses and other assets	32.5	32.7

Total current assets	599.0	510.3

Property, plant & equipment	501.0	503.8
Goodwill	131.3	130.2
Intangibles and other assets	357.1	371.1
Deferred income taxes	2.7	2.5
Other tax receivable	2.7	11.3

Total assets	$1,593.8	$1,529.2

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$20.1	$7.9
Current maturities of long-term debt	5.4	6.0
Contingent consideration earn-out	33.2	32.2
Accounts payable and accrued liabilities	281.7	276.6

Total current liabilities	340.4	322.7

Long-term debt	603.2	605.5
Deferred income taxes	44.5	43.6
Other long-term liabilities	21.0	22.2

Total liabilities	1,009.1	994.0

Equity

Capital stock, no par - 94,851,230 (January 1, 2011 - 94,750,120) shares issued	395.7	395.6
Treasury stock	(2.1)	(3.2)
Additional paid-in-capital	43.5	40.8
Retained earnings	139.8	106.5
Accumulated other comprehensive loss	(6.3)	(17.5)

Total Cott Corporation equity	570.6	522.2
Non-controlling interests	14.1	13.0

Total equity	584.7	535.2

Total liabilities and equity	$1,593.8	$1,529.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Operating Activities
Net income	$27.6	$23.7	$35.3	$36.4
Depreciation & amortization	23.8	14.9	47.4	30.8
Amortization of financing fees	0.9	0.5	1.8	1.0
Share-based compensation expense	2.7	1.2	3.8	1.7
Increase (decrease) in deferred income taxes	1.0	—	1.9	(0.1)
Contract termination gain	—	(0.9)	—	—
Contract termination payments	—	—	—	(4.8)
Other non-cash items	1.6	1.1	1.8	4.0
Change in operating assets and liabilities:
Accounts receivable	(41.6)	(24.4)	(71.0)	(46.3)
Inventories	(16.6)	(4.0)	(22.7)	(16.7)
Prepaid expenses and other current assets	(1.5)	1.6	(1.2)	2.4
Other assets	(0.6)	(0.6)	(0.7)	(1.1)
Accounts payable and accrued liabilities	24.8	11.2	2.9	7.8
Income taxes recoverable	(0.8)	7.0	(3.6)	24.4

Net cash provided by (used in) operating activities	21.3	31.3	(4.3)	39.5

Investing Activities
Additions to property, plant & equipment	(10.8)	(10.5)	(23.3)	(18.1)
Additions to intangible & other assets	(2.5)	(2.3)	(2.5)	(3.4)
Other investing activities	(1.8)	0.3	(1.7)	0.4

Net cash used in investing activities	(15.1)	(12.5)	(27.5)	(21.1)

Financing Activities
Payments of long-term debt	(2.1)	(2.9)	(3.4)	(16.1)
Borrowings under ABL	43.6	83.4	143.4	142.0
Payments under ABL	(58.7)	(100.8)	(131.2)	(151.6)
Distributions to non-controlling interests	(0.9)	(0.8)	(2.5)	(2.7)
Financing fees	—	—	—	(0.2)

Net cash (used in) provided by financing activities	(18.1)	(21.1)	6.3	(28.6)

Effect of exchange rate changes on cash	0.1	(0.6)	1.3	(0.4)

Net decrease in cash & cash equivalents	(11.8)	(2.9)	(24.2)	(10.6)

Cash & cash equivalents, beginning of period	35.8	23.2	48.2	30.9

Cash & cash equivalents, end of period	$24.0	$20.3	$24.0	$20.3

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$10.2	$10.3	$27.9	$11.6
Cash paid (received) for income taxes, net	$0.8	$1.9	$4.2	$(11.8)

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
Balance at January 2, 2010	81,331	1,504	$322.5	$(4.4)	$37.4	$51.8	$(21.3)	$15.3	$401.3

Treasury shares issued - PSU Plan	—	(437)	—	1.1	(1.1)	—	—	—	—
Tax impact of PSU distributions	—	—	—	—	0.7	—	—	—	0.7
Treasury shares issued - EISPP	—	(1)	—	—	—	—	—	—	—
Share-based compensation	79	—	—	—	1.7	—	—	—	1.7
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2.7)	(2.7)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(6.6)	—	(6.6)
Pension liabilities	—	—	—	—	—	—	0.2	—	0.2
Unrealized gain on derivative instruments, net of income tax	—	—	—	—	—	—	0.1	—	0.1
Net income	—	—	—	—	—	33.8	—	2.6	36.4

Balance at July 3, 2010	81,410	1,066	$322.5	$(3.3)	$38.7	$85.6	$(27.6)	$15.2	$431.1

Balance at January 1, 2011	94,750	1,051	$395.6	$(3.2)	$40.8	$106.5	$(17.5)	$13.0	$535.2

Common shares issued	25	—	0.1	—	—	—	—	—	0.1
Treasury shares issued - PSU Plan	—	(181)	—	0.5	(0.5)	—	—	—	—
Treasury shares issued - EISPP	—	(196)	—	0.6	(0.6)	—	—	—	—
Common Shares issued - Directors’ Share Award	76	—	—	—	0.7	—	—	—	0.7
Share-based compensation	—	—	—	—	3.1	—	—	—	3.1
Contribution to non-controlling interests	—	—	—	—	—	—	—	1.8	1.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2.5)	(2.5)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	10.8	(0.2)	10.6
Pension liabilities	—	—	—	—	—	—	0.4	—	0.4
Net income	—	—	—	—	—	33.3	—	2.0	35.3

Balance at July 2, 2011	94,851	674	$395.7	$(2.1)	$43.5	$139.8	$(6.3)	$14.1	$584.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net income	$27.6	$23.7	$35.3	$36.4

Other comprehensive income (loss), net of tax:
Currency translation adjustment	1.3	(6.9)	10.6	(6.6)
Pension liabilities	0.2	—	0.4	0.2
Unrealized (loss) gain on derivative instruments	(0.2)	0.2	—	0.1

Total other comprehensive income (loss)	1.3	(6.7)	11.0	(6.3)

Comprehensive income	$28.9	$17.0	$46.3	$30.1

Less: Net income attributable to non-controlling interests	1.1	1.4	2.0	2.6

Comprehensive income attributed to Cott Corporation	$27.8	$15.6	$44.3	$27.5

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

Recent Accounting Pronouncements

ASU 2010-13— Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. We adopted the provisions of this standard during the first quarter of 2011. This standard does not have an impact on our consolidated financial statements.

ASU 2011-05— Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact on our financial statements of adopting this guidance.

Note 2 – Acquisitions

On August 17, 2010, we completed the acquisition (the “Cliffstar Acquisition”) of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $507.0 million payable in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration is based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration is based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. The fair value of the contingent consideration was $33.2 million as of July 2, 2011. The estimated working capital amount was subject to final adjustment and on February 11, 2011, the parties agreed that the final working capital amount was $3.0 million as compared to the original estimate of $7.7 million.

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. For certain of the objections, Cott asserted counterclaims against the seller, the settlement of which will be under binding arbitration processes according to the terms of the asset purchase agreement. We believe the fair value of the contingent consideration has been properly recorded in accordance with the asset purchase agreement and we have not adjusted our estimated fair value for the objections raised by the seller or for our counterclaims. The final resolution of these matters may result in amounts payable to the seller that may materially vary from our current estimated fair value, however we are currently not able to estimate a range of such amounts. Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Operations. On July 29, 2011, Cott made an interim payment of $21.0 million to the seller, representing $25.7 million for undisputed amounts of the contingent consideration, net of a $4.7 million refund due to Cott as a result of the final determination of working capital. Any additional payment to the seller as determined by the arbitrator may result in interest payable at a rate of 15% per annum per the terms of the asset purchase agreement.

Supplemental Pro Forma Data

The following unaudited pro forma financial information for the three and six months ended July 3, 2010, respectively, represent the combined results of our operations as if the Cliffstar Acquisition had occurred on January 3, 2010. The unaudited pro forma results reflect certain adjustments related to the Cliffstar Acquisition such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such period.

	For the Three Months Ended	For the Six Months Ended
(in millions of U.S. dollars, except share amounts)	July 3, 2010	July 3, 2010
Revenue	$588.9	$1,117.7
Net income	25.1	41.4

Net income per common share, diluted	$0.27	$0.44

Other

During the second quarter, our majority owned subsidiary acquired a grocery retailer’s private label beverage business which required Cott to contribute $1.8 million to the subsidiary. The identified assets are recorded at their estimated fair values per preliminary valuations and may change based on the result of final valuations.

Note 3 – Share-Based Compensation

The table below summarizes the share-based compensation expense for the three and six months ended July 2, 2011 and July 3, 2010, respectively. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “PSUs” mean performance share units granted under our Amended and Restated Performance Share Unit Plan, (ii) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”); (iii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan, (iv) “EISPP” means executive incentive share purchase plan; and (v) “Director share units” mean common shares granted to the non-management members of Cott’s Board of Directors under the 2010 Equity Incentive Plan which were issued in consideration of such directors’ annual board retainer fee.

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Stock options	$—	$0.5	$—	$0.8
PSUs	—	0.1	—	0.2
Director share units	0.7	0.6	0.7	0.6
Performance-based RSUs	1.0	—	1.5	—
Time-based RSUs	1.0	—	1.6	—
Share appreciation rights	—	—	—	0.1

Total	$2.7	$1.2	$3.8	$1.7

As of July 2, 2011, the unrecognized share-based compensation expense and years we expect to recognize as future compensation expense were as follows:

(in millions of U.S. dollars)	Unrecognized share-based compensation expense as of July 2, 2011	Weighted average years expected to recognize compensation

Performance-based RSUs	$4.5	1.5
Time-based RSUs	5.5	1.7

Total	$10.0

Stock option activity for the six months ended July 2, 2011 was as follows:

	Shares (in thousands)	Weighted average exercise price (Canadian $)

Balance at January 1, 2011	704	$16.67
Exercised	(25)	3.50
Forfeited or expired	(113)	39.96

Outstanding at July 2, 2011	566	12.60

Exercisable at July 2, 2011	566	$12.60

During the six months ended July 2, 2011, EISPP, PSU, Performance-based RSU and Time-based RSU activity was as follows:

(in thousands)	EISPP	Number of PSUs	Number of Performance-based RSUs	Number of Time-based RSUs

Balance at January 1, 2011	189	188	1,727	1,397
Awarded	—	—	592	151
Issued	(189)	(188)	—	—
Forfeited	—	—	—	—

Outstanding at July 2, 2011	—	—	2,319	1,548

Subsequent to the adoption of the 2010 Equity Incentive Plan, the Human Resources and Compensation Committee of the Board of Directors (“HRCC”) determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the Restated Executive Incentive Share Purchase Plan (the “Restated EISPP”), the PSU Plan, and the Amended and Restated Share Appreciation Rights Plan, effective February 23, 2011. The board terminated the Restated 1986 Common Share Option Plan, as amended, effective as of the same date. In connection with the termination of these plans, outstanding awards will continue in accordance with the terms of these plans until vested, paid out, forfeited or terminated, as applicable. No further awards will be granted under these plans.

Average Canadian to U.S. Dollar Exchange Rate for the Three and Six Months Ended July 2, 2011

The weighted average exercise prices for options in Note 3 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the three and six months ended July 2, 2011:

	For the Three Months Ended	For the Six Months Ended
	July 2, 2011	July 2, 2011
Average exchange rate	$1.034	$1.024

Note 4 – Income Taxes

Income tax expense was $2.3 million on pretax income of $37.6 million for the six months ended July 2, 2011, as compared to an income tax expense of $13.2 million on pretax income of $49.6 million for the six months ended July 3, 2010. During the quarter, we completed a reorganization of our legal entity structure and refinanced intercompany debt. As a result of these activities and lower taxable income in the United States and Canada, our annual effective book tax rate is expected to be lower than our statutory rates. Also during the quarter, we made significant progress in settling intercompany transfer pricing issues between Canada and the United States and expect to receive income tax refunds approximating $7.0 million within the next 12 months.

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Weighted average number of shares outstanding - basic	94,137	80,429	94,107	80,401
Dilutive effect of stock options	196	270	195	272
Dilutive effect of PSUs	—	188	—	188
Dilutive effect of Performance-based RSUs	509	—	481	—
Dilutive effect of Time-based RSUs	687	—	641	—

Adjusted weighted average number of shares outstanding - diluted	95,529	80,887	95,424	80,861

We excluded 241,000 (July 3, 2010 – 696,650) stock options from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. We excluded 674,397 (July 3, 2010 – 957,104) of treasury shares held in various trusts in the calculation of basic and diluted earnings per share.

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

Operating Segments

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended July 2, 2011

External revenue[1]	$491.3	$126.0	$16.2	$6.5	$—	$640.0
Depreciation and amortization	19.9	3.3	0.6	—	—	23.8
Operating income (loss)	30.0	11.4	(0.6)	2.1	—	42.9
Additions to property, plant & equipment	6.2	4.6	—	—	—	10.8

For the Six Months Ended July 2, 2011

External revenue[1]	$920.1	$212.3	$27.6	$14.1	$—	$1,174.1
Depreciation and amortization	39.6	6.7	1.1	—	—	47.4
Operating income (loss)	50.8	14.4	(2.1)	4.3	—	67.4
Additions to property, plant & equipment	16.4	6.9	—	—	—	23.3

As of July 2, 2011
Property, plant & equipment	$393.3	$94.7	$13.0	$—	$—	$501.0
Goodwill	126.8	—	—	4.5	—	131.3
Intangibles and other assets	341.0	15.2	0.7	—	0.2	357.1
Total assets[2]	1,303.3	241.0	36.5	12.1	0.9	1,593.8

[1]	Intersegment revenue between North America and the other operating segments was $4.0 million and $8.2 million for the three and six months ended July 2, 2011, respectively.
[2]	Excludes intersegment receivables, investments and notes receivable.

Operating Segments

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended July 3, 2010

External revenue[1]	$300.8	$101.2	$14.1	$8.6	$—	$424.7
Depreciation and amortization	11.5	2.9	0.5	—	—	14.9
Operating income (loss)	30.2	8.7	(2.2)	2.4	—	39.1
Additions to property, plant & equipment	7.1	2.0	1.4	—	—	10.5

For the Six Months Ended July 3, 2010

External revenue[1]	$564.0	$180.9	$25.9	$16.8	$—	$787.6
Depreciation and amortization	23.6	6.2	1.0	—	—	30.8
Operating income (loss)	51.1	11.7	(4.0)	5.4	—	64.2
Restructuring	(0.5)	—	—	—	—	(0.5)
Additions to property, plant & equipment	12.0	4.4	1.7	—	—	18.1

As of January 1, 2011
Property, plant & equipment	$400.4	$90.2	$13.2	$—	$—	$503.8
Goodwill	125.7	—	—	4.5	—	130.2
Intangibles and other assets	354.7	15.7	0.7	—	—	371.1
Total assets[2]	1,275.9	207.4	31.5	13.7	0.7	1,529.2

[1]	Intersegment revenue between North America and the other operating segments was $4.9 million and $10.8 million for the three and six months ended July 3, 2010, respectively.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the six months ended July 2, 2011, sales to Walmart accounted for 32.3% (July 3, 2010 – 29.7%) of our total revenues, 36.2% of our North America operating segment revenues (July 3, 2010 – 34.4%), 14.7% of our U.K. operating segment revenues (July 3, 2010 – 15.9%), and 50.0% of our Mexico operating segment revenues (July 3, 2010 – 32.8%).

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

Revenues are attributed to operating segment based on the location of the plant. Revenues by operating segment were as follows:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
United States	$433.6	$255.5	$822.3	$492.1
Canada	71.7	62.0	123.8	102.1
United Kingdom	126.0	101.2	212.3	180.9
Mexico	16.2	14.1	27.6	25.9
RCI	6.5	8.6	14.1	16.8
Elimination[1]	(14.0)	(16.7)	(26.0)	(30.2)

	$640.0	$424.7	$1,174.1	$787.6

[1]

Represents intersegment revenue among our reporting units, of which $4.0 million and $8.2 million represent intersegment revenue between North America and our other operating segments for the three and six months ended July 2, 2011, respectively, and $4.9 million and $10.8 million represent intersegment revenue between North America and our other operating segments for the three and six months ended July 3, 2010, respectively.

The revenue by product table for the three and six months ended July 3, 2010 has been reclassified to separately present the category “Juice” which is now a significant portion of our revenue due to the Cliffstar Acquisition.

Revenues by product were as follows:

	For the Three Months Ended July 2, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$200.7	$53.8	$12.3	$—	$266.8
Juice	152.2	4.2	0.9	—	157.3
Concentrate	2.0	1.6	—	6.5	10.1
All other products	136.4	66.4	3.0	—	205.8

Total	$491.3	$126.0	$16.2	$6.5	$640.0

	For the Six Months Ended July 2, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$357.0	$86.9	$21.6	$—	$465.5
Juice	312.2	6.2	1.7	—	320.1
Concentrate	4.3	1.8	—	14.1	20.2
All other products	246.6	117.4	4.3	—	368.3

Total	$920.1	$212.3	$27.6	$14.1	$1,174.1

	For the Three Months Ended July 3, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$183.7	$39.0	$12.1	$—	$234.8
Juice	2.5	3.9	0.2	—	6.6
Concentrate	1.9	1.3	—	8.6	11.8
All other products	112.7	57.0	1.8	—	171.5

Total	$300.8	$101.2	$14.1	$8.6	$424.7

	For the Six Months Ended July 3, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$350.4	$72.5	$22.5	$—	$445.4
Juice	2.5	5.3	0.5	—	8.3
Concentrate	3.9	2.6	—	16.8	23.3
All other products	207.2	100.5	2.9	—	310.6

Total	$564.0	$180.9	$25.9	$16.8	$787.6

Property, plant and equipment by geographic area were as follows:

(in millions of U.S. dollars)	July 2, 2011	January 1, 2011

United States	$342.9	$350.4
Canada	50.4	50.0
United Kingdom	94.7	90.2
Mexico	13.0	13.2

	$501.0	$503.8

Note 7 – Inventories

(in millions of U.S. dollars)	July 2, 2011	January 1, 2011

Raw materials	$104.6	$90.1
Finished goods	117.8	107.3
Other	19.8	18.1

	$242.2	$215.5

Note 8 – Intangibles and Other Assets including Goodwill

	July 2, 2011
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.4	$—	$45.4

Subject to amortization
Customer relationships	$370.1	$107.4	$262.7
Trademarks	27.6	20.6	7.0
Information technology	62.6	54.7	7.9
Other	11.5	4.4	7.1

	471.8	187.1	284.7

	517.2	187.1	330.1

Other Assets
Financing costs	$23.2	$5.3	$17.9
Deposits	7.6	—	7.6
Other	1.6	0.1	1.5

	32.4	5.4	27.0

Total Intangibles & Other
Assets	$549.6	$192.5	$357.1

Amortization expense of intangible and other assets was $8.9 million and $17.8 million for the three and six months ended July 2, 2011, respectively, and $4.6 million and $9.9 million for the three and six months ended July 3, 2010, respectively.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2011	$15.5
2012	30.3
2013	28.9
2014	27.5
2015	25.2
Thereafter	157.3

$284.7

Goodwill is not subject to amortization and the change in goodwill reflects fluctuations in foreign currency exchange rates.

Note 9 – Debt

Our total debt was as follows:

(in millions of U.S. dollars)	July 2, 2011	January 1, 2011
8.375% senior notes due in 2017[1]	$215.0	$215.0
8.125% senior notes due in 2018	375.0	375.0
ABL facility	20.1	7.9
GE obligation	14.5	16.5
Other capital leases	5.0	5.8
Other debt	1.7	2.0

Total debt	631.3	622.2
Less: Short-term borrowings and current debt:
ABL facility	20.1	7.9

Total short-term borrowings	20.1	7.9
GE obligation - current maturities	4.3	4.1
Other capital leases - current maturities	0.9	1.4
Other debt - current maturities	0.2	0.5

Total current debt	25.5	13.9
Long-term debt before discount	605.8	608.3
Less discount on 8.375% notes	(2.6)	(2.8)

Total long-term debt	$603.2	$605.5

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

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

As of July 2, 2011, we had $20.1 million in borrowings under the ABL facility outstanding. The commitment fee was 0.5% per annum of the unused commitment, which was $245.4 million as of July 2, 2011.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued the 2018 Notes. The issuer of the 2018 Notes is our wholly-owned subsidiary Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

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

We are currently involved in legal matters related to various contract disputes. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions. As of July 2, 2011, our accrued liability for litigation contingencies with a probable likelihood of loss was $1.0 million, with an expected range of loss from $0.5 million to $1.4 million.

In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated.

We had $9.5 million in standby letters of credit outstanding as of July 2, 2011 (July 3, 2010 – $7.5 million).

Note 11 – Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the Amended and Restated PSU Plan (the “PSU Plan”) and the Restated EISPP. During the six months ended July 2, 2011, we distributed 0.2 million shares from the trust to satisfy certain PSU obligations that had vested. During the six months ended July 2, 2011, we distributed 0.2 million shares from the trust to satisfy certain Restated EISPP obligations that had vested. As of July 2, 2011, 0.7 million shares were held in trust, and accounted for as treasury shares under applicable accounting rules. Treasury shares are reported at cost.

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

Note 12 – Hedging Transactions and Derivative Financial Instruments

We are directly and indirectly affected by changes in foreign currency market conditions. These changes in market conditions may adversely impact our financial performance and are referred to as market risks. When deemed appropriate by management, we use derivatives as a risk management tool to mitigate the potential impact of foreign currency market risks. Our foreign currency market risks are managed through the use of derivative instruments.

We purchase forward contract derivative instruments. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price. We do not enter into derivative financial instruments for trading purposes.

All derivatives are carried at fair value in the Consolidated Balance Sheets in the line item accounts payable and accrued liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

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

We formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized into earnings.

We estimate the fair values of its derivatives based on quoted market prices or pricing models using current market rates (refer to Note 13). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are straightforward over-the-counter instruments with liquid markets.

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We mitigate pre-settlement risk by being permitted to net settle for transactions with the same counterparty.

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended July 2, 2011. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens as compared to other currencies, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of July 2, 2011 was approximately $9.6 million.

The following table summarizes our derivative instruments as of July 2, 2011:

(in millions of U.S. dollars)	Liability Derivatives
Derivatives designated as cash flow hedging instruments	Balance Sheet location	Fair Value

Foreign exchange contracts	Accounts payable and accrued liabilities	$0.6

The settlement of our derivative instruments resulted in a charge to cost of sales of $0.4 million and $0.6 million for the three and six months ended July 2, 2011.

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

We have certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of July 2, 2011:

	July 2, 2011
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Netting Adjustment	Fair Value Measurements
Liabilities
Derivatives	$—	$0.6	$—	$—	$0.6
Contingent Consideration	—	—	33.2	—	33.2

Total Liabilities	$—	$0.6	$33.2	$—	$33.8

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of July 2, 2011 and January 1, 2011 are as follows:

	July 2, 2011		January 1, 2011
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	$215.0	$226.3	$215.0	$232.7
8.125% senior notes due in 2018[1]	375.0	397.5	375.0	404.1
ABL facility	20.1	20.1	7.9	7.9

Total	$610.1	$643.9	$597.9	$644.7

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant.

Fair value of contingent consideration

The fair value of the contingent consideration payable in the Cliffstar Acquisition was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

(in millions of U.S. dollars)
Balance at January 1, 2011	$32.2
Accretion to fair value	1.0

Ending balance at July 2, 2011	$33.2

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. For certain of the objections, Cott asserted counterclaims against the seller, the settlement of which will be under binding arbitration processes according to the terms of the asset purchase agreement. We believe the fair value of the contingent consideration has been properly recorded in accordance with the asset purchase agreement and we have not adjusted our estimated fair value for the objections raised by the seller nor for our counterclaims. The final resolution of these matters may result in amounts payable to the seller that may materially vary from our current estimated fair value. Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Operations. On July 29, 2011, Cott made an interim payment of $21.0 million to the seller, representing $25.7 million for undisputed amounts of the contingent consideration, net of a $4.7 million refund due to Cott as a result of the final determination of working capital. Any additional payment to the seller as determined by the arbitrator may result in interest payable at a rate of 15% per annum per the terms of the asset purchase agreement.

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$60.8	$254.3	$288.3	$47.3	$(10.7)	$640.0
Cost of sales	47.6	222.8	250.0	42.3	(10.7)	552.0

Gross profit	13.2	31.5	38.3	5.0	—	88.0
Selling, general and administrative expenses	9.6	21.9	10.3	3.3	—	45.1

Operating income	3.6	9.6	28.0	1.7	—	42.9

Other (income) expense, net	(0.3)	0.3	0.1	(0.1)	—	—
Intercompany interest (income) expense, net	(1.8)	0.2	1.6	—	—	—
Interest expense, net	0.2	13.8	0.6	—	—	14.6

Income (loss) before income tax (benefit) expense and equity income (loss)	5.5	(4.7)	25.7	1.8	—	28.3

Income tax (benefit) expense	—	(0.1)	0.7	0.1	—	0.7
Equity income (loss)	21.0	0.9	(3.4)	—	(18.5)	—

Net income (loss)	$26.5	$(3.7)	$21.6	$1.7	$(18.5)	$27.6

Less: Net income attributable to non-controlling interests	—	—	—	1.1	—	1.1

Net income (loss) attributed to Cott Corporation	$26.5	$(3.7)	$21.6	$0.6	$(18.5)	$26.5

Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$62.0	$236.1	$101.2	$37.5	$(12.1)	$424.7
Cost of sales	45.8	200.3	84.7	32.5	(12.1)	351.2

Gross profit	16.2	35.8	16.5	5.0	—	73.5
Selling, general and administrative expenses	9.8	12.9	7.9	3.9	—	34.5
Gain on disposal of property, plant & equipment	—	(0.1)	—	—	—	(0.1)

Operating income	6.4	23.0	8.6	1.1	—	39.1

Other expense, net	0.2	—	0.2	0.1	—	0.5
Intercompany interest (income) expense, net	(1.6)	3.2	(1.6)	—	—	—
Interest expense, net	0.1	5.9	0.1	—	—	6.1

Income before income tax expense and equity income (loss)	7.7	13.9	9.9	1.0	—	32.5

Income tax expense	3.1	4.2	1.4	0.1	—	8.8
Equity income (loss)	17.7	1.7	11.6	—	(31.0)	—

Net income (loss)	$22.3	$11.4	$20.1	$0.9	$(31.0)	$23.7

Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net income (loss) attributed to Cott Corporation	$22.3	$11.4	$20.1	$(0.5)	$(31.0)	$22.3

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$102.7	$469.3	$540.9	$80.4	$(19.2)	$1,174.1
Cost of sales	82.5	408.8	473.4	71.0	(19.2)	1,016.5

Gross profit	20.2	60.5	67.5	9.4	—	157.6
Selling, general and administrative expenses	17.8	40.5	25.1	6.8	—	90.2

Operating income	2.4	20.0	42.4	2.6	—	67.4

Other expense (income), net	0.1	0.7	0.1	(0.1)	—	0.8
Intercompany interest (income) expense, net	(3.5)	0.2	3.3	—	—	—
Interest expense, net	0.2	27.6	1.1	0.1	—	29.0

Income (loss) before income tax expense (benefit) and equity income (loss)	5.6	(8.5)	37.9	2.6	—	37.6

Income tax expense (benefit)	1.1	1.2	(0.2)	0.2	—	2.3
Equity income (loss)	28.8	2.2	(7.2)	—	(23.8)	—

Net income (loss)	$33.3	$(7.5)	$30.9	$2.4	$(23.8)	$35.3

Less: Net income attributable to non-controlling interests	—	—	—	2.0	—	2.0

Net income (loss) attributed to Cott Corporation	$33.3	$(7.5)	$30.9	$0.4	$(23.8)	$33.3

Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$102.1	$454.2	$181.6	$71.0	$(21.3)	$787.6
Cost of sales	79.8	381.8	155.0	61.6	(21.3)	656.9

Gross profit	22.3	72.4	26.6	9.4	—	130.7
Selling, general and administrative expenses	17.6	27.1	14.9	7.3	—	66.9
Loss on disposal of property, plant & equipment	—	0.1	—	—	—	0.1
Restructuring	—	(0.5)	—	—	—	(0.5)

Operating income	4.7	45.7	11.7	2.1	—	64.2

Other expense (income), net	1.9	0.1	0.4	(0.1)	—	2.3
Intercompany interest (income) expense, net	(3.3)	6.4	(3.1)	—	—	—
Interest expense, net	0.2	11.8	0.2	0.1	—	12.3

Income before income tax expense and equity income (loss)	5.9	27.4	14.2	2.1	—	49.6

Income tax expense	2.1	9.3	1.5	0.3	—	13.2
Equity income (loss)	30.0	3.2	21.4	—	(54.6)	—

Net income (loss)	$33.8	$21.3	$34.1	$1.8	$(54.6)	$36.4

Less: Net income attributable to non-controlling interests	—	—	—	2.6	—	2.6

Net income (loss) attributed to Cott Corporation	$33.8	$21.3	$34.1	$(0.8)	$(54.6)	$33.8

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of July 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$8.7	$1.5	$8.4	$5.4	$—	$24.0
Accounts receivable, net of allowance	30.7	107.3	178.6	21.3	(50.5)	287.4
Income taxes recoverable	—	11.5	0.9	0.5	—	12.9
Inventories	22.2	78.4	133.3	8.3	—	242.2
Prepaid expenses and other assets	3.1	20.1	9.2	0.1	—	32.5

Total current assets	64.7	218.8	330.4	35.6	(50.5)	599.0

Property, plant & equipment	50.9	180.5	256.0	13.6	—	501.0
Goodwill	28.6	4.5	98.2	—	—	131.3
Intangibles and other assets	1.3	110.3	224.8	20.7	—	357.1
Deferred income taxes	2.7	—	—	—	—	2.7
Other tax receivable	2.5	—	0.2	—	—	2.7
Due from affiliates	243.7	172.4	224.4	41.9	(682.4)	—
Investments in subsidiaries	250.5	366.5	560.3	193.0	(1,370.3)	—

Total assets	$644.9	$1,053.0	$1,694.3	$304.8	$(2,103.2)	$1,593.8

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$20.1	$—	$—	$—	$20.1
Current maturities of long-term debt	0.1	4.8	0.1	0.4	—	5.4
Contingent consideration earn-out	—	33.2	—	—	—	33.2
Accounts payable and accrued liabilities	30.5	101.1	183.5	17.1	(50.5)	281.7

Total current liabilities	30.6	159.2	183.6	17.5	(50.5)	340.4

Long-term debt	0.2	599.4	1.3	2.3	—	603.2
Deferred income taxes	—	32.9	10.8	0.8	—	44.5
Other long-term liabilities	0.3	3.7	17.0	—	—	21.0
Due to affiliates	43.2	223.1	382.7	33.4	(682.4)	—

Total liabilities	74.3	1,018.3	595.4	54.0	(732.9)	1,009.1

Equity
Capital stock, no par	395.7	380.1	1,322.1	175.0	(1,877.2)	395.7
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	43.5	—	—	—	—	43.5
Retained earnings (deficit)	139.8	(355.9)	(326.5)	(38.7)	721.1	139.8
Accumulated other comprehensive (loss) income	(6.3)	10.5	103.3	100.4	(214.2)	(6.3)

Total Cott Corporation equity	570.6	34.7	1,098.9	236.7	(1,370.3)	570.6
Non-controlling interests	—	—	—	14.1	—	14.1

Total equity	570.6	34.7	1,098.9	250.8	(1,370.3)	584.7

Total liabilities and equity	$644.9	$1,053.0	$1,694.3	$304.8	$(2,103.2)	$1,593.8

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$7.8	$9.1	$26.0	$5.3	$—	$48.2
Accounts receivable, net of allowance	108.6	151.6	128.6	17.3	(192.5)	213.6
Income taxes recoverable	—	1.3	(1.3)	0.3	—	0.3
Inventories	18.1	66.1	124.6	6.7	—	215.5
Prepaid expenses and other assets	3.6	19.3	8.1	1.7	—	32.7

Total current assets	138.1	247.4	286.0	31.3	(192.5)	510.3

Property, plant & equipment	50.0	180.4	259.5	13.9	—	503.8
Goodwill	27.4	4.5	98.3	—	—	130.2
Intangibles and other assets	1.3	114.8	233.6	21.4	—	371.1
Deferred income taxes	3.7	—	—	(1.2)	—	2.5
Other tax receivable	2.5	7.6	1.2	—	—	11.3
Due from affiliates	241.8	166.9	220.9	41.9	(671.5)	—
Investments in subsidiaries	198.4	351.5	322.7	161.0	(1,033.6)	—

Total assets	$663.2	$1,073.1	$1,422.2	$268.3	$(1,897.6)	$1,529.2

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$7.9	$—	$—	$—	$7.9
Current maturities of long-term debt	0.1	5.4	0.1	0.4	—	6.0
Contingent consideration earn-out	—	32.2	—	—	—	32.2
Accounts payable and accrued liabilities	97.3	171.8	185.9	14.1	(192.5)	276.6

Total current liabilities	97.4	217.3	186.0	14.5	(192.5)	322.7

Long-term debt	—	601.9	1.4	2.5	(0.3)	605.5
Deferred income taxes	—	31.8	10.7	1.1	—	43.6
Other long-term liabilities	—	5.4	16.9	—	(0.1)	22.2
Due to affiliates	43.2	219.6	377.2	31.7	(671.7)	—

Total liabilities	140.6	1,076.0	592.2	49.8	(864.6)	994.0

Equity
Capital stock, no par	395.6	354.4	1,182.6	175.0	(1,712.0)	395.6
Treasury stock	(3.2)	—	—	—	—	(3.2)
Additional paid-in-capital	40.7	0.4	—	—	(0.3)	40.8
Retained earnings (deficit)	106.4	(350.4)	(352.0)	(36.4)	738.9	106.5
Accumulated other comprehensive (loss) income	(16.9)	(7.3)	(0.6)	66.9	(59.6)	(17.5)

Total Cott Corporation equity	522.6	(2.9)	830.0	205.5	(1,033.0)	522.2
Non-controlling interests	—	—	—	13.0	—	13.0

Total equity	522.6	(2.9)	830.0	218.5	(1,033.0)	535.2

Total liabilities and equity	$663.2	$1,073.1	$1,422.2	$268.3	$(1,897.6)	$1,529.2

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$26.5	$(3.7)	$21.6	$1.7	$(18.5)	$27.6
Depreciation & amortization	1.4	8.7	12.2	1.5	—	23.8
Amortization of financing fees	0.1	0.7	0.1	—	—	0.9
Share-based compensation expense	0.9	1.5	0.4	—	—	2.8
Increase in deferred income taxes	0.6	0.1	0.3	—	—	1.0
Equity income (loss), net of distributions	21.0	0.9	(3.4)	—	(18.5)	—
Intercompany transactions	2.3	1.1	—	—	(3.4)	—
Other non-cash items	(0.4)	1.9	—	—	—	1.5
Net change in operating assets and liabilities	(26.7)	22.3	(66.1)	(6.2)	40.4	(36.3)

Net cash provided by (used in) operating activities	25.7	33.5	(34.9)	(3.0)	—	21.3

Investing activities

Additions to property, plant & equipment	(1.5)	(6.2)	(3.1)	—	—	(10.8)
Additions to intangible & other assets	1.4	(2.6)	(0.1)	(1.2)	—	(2.5)
Other investing activities	—	(1.8)	—	—	—	(1.8)
Advances to affiliates	(19.8)	—	6.0	4.1	9.7	—

Net cash (used in) provided by investing activities	(19.9)	(10.6)	2.8	2.9	9.7	(15.1)

Financing activities
Payments of long-term debt	—	(2.0)	—	(0.1)	—	(2.1)
Borrowings under ABL	—	43.6	—	—	—	43.6
Payments under ABL	—	(58.7)	—	—	—	(58.7)
Advances from affiliates	(4.1)	(6.0)	19.8	—	(9.7)	—
Distributions to non-controlling interests	—	—	—	(0.9)	—	(0.9)

Net cash (used in) provided by financing activities	(4.1)	(23.1)	19.8	(1.0)	(9.7)	(18.1)

Effect of exchange rate changes on cash	—	—	0.1	—	—	0.1

Net increase (decrease) in cash & cash equivalents	1.7	(0.2)	(12.2)	(1.1)	—	(11.8)

Cash & cash equivalents, beginning of period	7.0	1.7	20.6	6.5	—	35.8

Cash & cash equivalents, end of period	$8.7	$1.5	$8.4	$5.4	$—	$24.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$22.3	$11.4	$20.1	$0.9	$(31.0)	$23.7
Depreciation and amortization	1.6	8.6	3.2	1.5	—	14.9
Amortization of financing fees	0.1	0.4	—	—	—	0.5
Share-based compensation expense	0.6	0.6	—	—	—	1.2
Equity (loss) income, net of distributions	(17.7)	(1.7)	(11.6)	—	31.0	—
Intercompany transactions	2.0	0.8	—	—	(2.8)	—
Lease contract termination payments	—	(0.9)	—	—	—	(0.9)
Other non-cash items	0.1	0.8	0.2	—	—	1.1
Net change in operating assets and liabilities	(8.8)	1.6	(7.6)	2.8	2.8	(9.2)

Net cash provided by operating activities	0.2	21.6	4.3	5.2	—	31.3

Investing activities

Additions to property, plant & equipment	(1.3)	(5.8)	(2.0)	(1.4)	—	(10.5)
Additions to intangible & other assets	—	(2.3)	—	—	—	(2.3)
Proceeds from sale of property, plant & equipment	—	0.2	0.1	—	—	0.3
Advances to affiliates	19.8	—	(2.9)	1.5	(18.4)	—

Net cash provided by (used in) investing activities	18.5	(7.9)	(4.8)	0.1	(18.4)	(12.5)

Financing activities
Payments of long-term debt	—	(2.8)	—	(0.1)	—	(2.9)
Borrowings under ABL	—	47.6	35.8	—	—	83.4
Payments under ABL	—	(62.8)	(38.0)	—	—	(100.8)
Advances from affiliates	(1.5)	3.0	(19.9)	—	18.4	—
Intercompany contributions	(18.7)	—	18.7	—	—	—
Distributions to non-controlling interests	—	—	—	(0.8)	—	(0.8)

Net cash (used in) provided by financing activities	(20.2)	(15.0)	(3.4)	(0.9)	18.4	(21.1)

Effect of exchange rate changes on cash	(0.6)	—	0.1	(0.1)	—	(0.6)

Net (decrease) increase in cash & cash equivalents	(2.1)	(1.3)	(3.8)	4.3	—	(2.9)

Cash & cash equivalents, beginning of period	11.8	2.9	6.5	2.0	—	23.2

Cash & cash equivalents, end of period	$9.7	$1.6	$2.7	$6.3	$—	$20.3

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$33.3	$(7.5)	$30.9	$2.4	$(23.8)	$35.3
Depreciation & amortization	3.0	17.3	24.1	3.0	—	47.4
Amortization of financing fees	0.2	1.5	0.1	—	—	1.8
Share-based compensation expense	1.0	2.2	0.6	—	—	3.8
Increase (decrease) in deferred income taxes	0.9	1.2	(0.2)	—	—	1.9
Equity (loss) income, net of distributions	(28.8)	(2.2)	7.2	—	23.8	—
Intercompany transactions	6.9	2.7	—	—	(9.6)	—
Other non-cash items	—	1.8	—	—	—	1.8
Net change in operating assets and liabilities	(16.9)	(21.5)	(67.8)	0.3	9.6	(96.3)

Net cash (used in) provided by operating activities	(0.4)	(4.5)	(5.1)	5.7	—	(4.3)

Investing activities
Additions to property, plant & equipment	(2.2)	(14.2)	(6.9)	—	—	(23.3)
Additions to intangible & other assets	1.4	(2.6)	(0.1)	(1.2)	—	(2.5)
Other investing activities	—	(1.7)	—	—	—	(1.7)
Advances to affiliates	—	—	(6.4)	(1.9)	8.3	—

Net cash (used in) provided by investing activities	(0.8)	(18.5)	(13.4)	(3.1)	8.3	(27.5)

Financing activities
Payments of long-term debt	—	(3.2)	—	(0.2)	—	(3.4)
Borrowings under ABL	—	143.4	—	—	—	143.4
Payments under ABL	—	(131.2)	—	—	—	(131.2)
Advances from affiliates	1.9	6.4	—	—	(8.3)	—
Distributions to non-controlling interests	—	—	—	(2.5)	—	(2.5)

Net cash provided by (used in) financing activities	1.9	15.4	—	(2.7)	(8.3)	6.3

Effect of exchange rate changes on cash	0.2	—	0.9	0.2	—	1.3

Net increase (decrease) in cash & cash equivalents	0.9	(7.6)	(17.6)	0.1	—	(24.2)

Cash & cash equivalents, beginning of period	7.8	9.1	26.0	5.3	—	48.2

Cash & cash equivalents, end of period	$8.7	$1.5	$8.4	$5.4	$—	$24.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

		For the Six Months Ended July 3, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$33.8	$21.3	$34.1	$1.8	$(54.6)	$36.4
Depreciation and amortization	3.3	18.0	6.6	2.9	—	30.8
Amortization of financing fees	0.1	0.8	0.1	—	—	1.0
Share-based compensation expense	0.6	1.0	0.1	—	—	1.7
Decrease in deferred income taxes	—	—	(0.1)	—	—	(0.1)
Equity (loss) income, net of distributions	(30.0)	(3.2)	(21.4)	—	54.6	—
Intercompany transactions	2.1	0.9	—	—	(3.0)	—
Lease contract termination payments	—	(4.8)	—	—	—	(4.8)
Other non-cash items	2.0	1.8	0.2	—	—	4.0
Net change in operating assets and liabilities	(7.9)	(10.5)	(18.0)	3.9	3.0	(29.5)

Net cash provided by operating activities	4.0	25.3	1.6	8.6	—	39.5

Investing activities

Additions to property, plant & equipment	(3.1)	(8.9)	(4.4)	(1.7)	—	(18.1)
Additions to intangible & other assets	—	(3.4)	—	—	—	(3.4)
Proceeds from sale of property, plant & equipment	—	0.2	0.2	—	—	0.4
Advances to affiliates	21.0	—	(6.0)	(2.4)	(12.6)	—

Net cash provided by (used in) investing activities	17.9	(12.1)	(10.2)	(4.1)	(12.6)	(21.1)

Financing activities
Payments of long-term debt	—	(15.9)	—	(0.2)	—	(16.1)
Borrowings under ABL	—	99.5	42.5	—	—	142.0
Payments under ABL	—	(111.4)	(40.2)	—	—	(151.6)
Advances from affiliates	2.4	6.0	(21.0)	—	12.6	—
Intercompany contributions	(18.7)	—	18.7	—	—	—
Distributions to non-controlling interests	—	—	—	(2.7)	—	(2.7)
Financing fees	—	(0.2)	—	—	—	(0.2)

Net cash (used in) provided by financing activities	(16.3)	(22.0)	—	(2.9)	12.6	(28.6)

Effect of exchange rate changes on cash	(0.1)	—	(0.9)	0.6	—	(0.4)

Net increase (decrease) in cash & cash equivalents	5.5	(8.8)	(9.5)	2.2	—	(10.6)

Cash & cash equivalents, beginning of period	4.2	10.4	12.2	4.1	—	30.9

Cash & cash equivalents, end of period	$9.7	$1.6	$2.7	$6.3	$—	$20.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended January 1, 2011 (the “2010 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2010 Annual Report.

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

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our largest commodities are polyethylene terephthalate (“PET”) resin, aluminum, corn, fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. We have entered into fixed price commitments for the majority of our forecasted aluminum requirements for 2011, as well as approximately half of our requirements for 2012.

On August 17, 2010, we completed the acquisition (the “Cliffstar Acquisition”) of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $507.0 million payable in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration is based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration is based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. The fair value of the contingent consideration was $33.2 million as of July 2, 2011, and is payable no later than July 29, 2011. The estimated working capital amount was subject to final adjustment and on February 11, 2011, the parties agreed that the final working capital amount was $3.0 million.

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. For certain of the objections, Cott asserted counterclaims against the seller, the settlement of which will be under binding arbitration processes according to the terms of the asset purchase agreement. We believe the fair value of the contingent consideration has been properly recorded in accordance with the asset purchase agreement and we have not adjusted our estimated fair value for the objections raised by the seller or for our counterclaims. The final resolution of these matters may result in amounts payable to the seller that materially vary from our current estimated fair value. Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Operations. On July 29, 2011, Cott made an interim payment of $21.0 million to the seller, representing $25.7 million for undisputed amounts of the contingent consideration, net of a $4.7 million refund due to Cott as a result of the final determination of working capital. Any additional payment to the seller as determined by the arbitrator may result in interest payable at a rate of 15% per annum per the terms of the asset purchase agreement.

During the first half of 2011, our revenues increased 49.1%, or 46.7% excluding the impact of foreign exchange from the corresponding prior year period. This increase was due primarily to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition, and the impact of foreign exchange, revenue increased 5.0% over the first half of 2010.

In the U.S., we have been supplying Walmart with private label carbonated soft drinks (“CSDs”) under an exclusive supply agreement dated December 21, 1998, between our wholly-owned subsidiary Cott Beverages Inc. and Walmart Stores, Inc. (the “Exclusive U.S. Supply Contract”). We also supply Walmart and its affiliated companies with a variety of products on a non-exclusive basis in the United States, Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice, juice-based products, bottled water, energy drinks and ready-to-drink teas. On January 27, 2009, we received written notice from Walmart stating that Walmart was exercising its right to terminate, without cause, the Exclusive U.S. Supply Contract. The termination is effective on January 28, 2012. This has the effect of returning our relationship to more typical market terms over time, and allows Walmart to introduce other suppliers in the future, if it so desires. The termination provision of the Exclusive U.S. Supply Contract provides for our exclusive right to supply CSDs to Walmart in the U.S. to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we had the exclusive right to supply at least two-thirds of Walmart’s total CSD volumes in the U.S. during the first 12 months of the Notice Period, and we had the exclusive right to supply at least one-third of Walmart’s total CSD volumes in the U.S. during the second 12 months of the Notice Period. During the final 12 months of the Notice Period, there is no minimum supply requirement. Notwithstanding the notice of termination of the Exclusive U.S. Supply Contract, we continue to supply Walmart with all of its private label CSDs in the U.S. However, should Walmart choose to introduce an additional supplier to fulfill a portion of its requirements for its private label CSDs, our operating results could be materially adversely affected. Sales to Walmart for the six months ended July 2, 2011 and July 3, 2010 accounted for 32.3% and 29.7% of total revenue, respectively.

Summary financial results

Our net income for the three months ended July 2, 2011 (the “second quarter”) and the six months ended July 2, 2011 (“first half of 2011” or “year to date”) was $26.5 million or $0.28 per diluted share and $33.3 million or $0.35 per diluted share, respectively, compared with net income of $22.3 million or $0.28 per diluted share and $33.8 million or $0.42 per diluted share for the three and six months ended July 3, 2010, respectively.

The following items of significance impacted our financial results for the first half of 2011:

•	the Cliffstar Acquisition contributed $328.5 million to revenue and $23.0 million to operating income;

•	gross profit declined to 13.4% compared to 16.6% from the comparable prior year period due primarily to higher commodity costs;

•

our revenue increased 49.1% from the comparable prior year period. Absent foreign exchange impact, revenue increased 46.7% from the comparable prior year period, primarily due to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition and foreign exchange, revenue increased 5.0% from the comparable prior year period;

•

our filled beverage 8-ounce equivalents (“beverage case volume”) increased 25.0% year to date due primarily to the Cliffstar Acquisition which contributed a 27.6% increase in the North America operating segment; Excluding the impact of the Cliffstar Acquisition, our beverage case volume increased 5.1% and 5.2% in North America;

•

our selling, general and administrative (“SG&A”) expenses for the first half of 2011 increased to $90.2 million from $66.9 million in the comparable prior year period, due primarily to the Cliffstar Acquisition, certain employee related costs, information technology costs, professional fees, and customer and legal reserves;

•

our interest expense increased to $29.0 million year to date from $12.3 million in the comparable prior year period due primarily to the issuance of $375.0 million of senior notes that are due on September 1, 2018 (the “2018 Notes”);

•	the decrease in other expense of $1.5 million was due primarily to the write-off of financing fees of $1.4 million in the comparable prior year period; and

•

our income tax expense decreased $10.9 million year to date from the comparable prior year period, due primarily to lower pretax income in the United States and Canada, the reorganization of our legal entity structure and refinancing of intercompany debt.

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

•	continued SG&A cost savings;

•	increase in other expenses of $5.0 million due to foreign exchange transaction losses;

•	decline in interest expense of $2.8 million resulting from our reduction of debt in the second half of 2009; and

•

tax expense of $13.2 million in the current year as compared to a prior year tax benefit of $11.6 million. The prior year benefit included favorable reversals of accruals related to uncertain tax positions.

Non-GAAP Measures

In this report, we supplement our reporting of revenue determined in accordance with GAAP by excluding the impact of foreign exchange to separate the impact of currency exchange rate changes from Cott’s results of operations and, in some cases, by excluding the impact of Cliffstar. Additionally, Cott supplements its reporting of SG&A, cost of sales, gross profit, and operating income in accordance with GAAP by excluding the impact of the Cliffstar Acquisition. Cott excludes these items to better understand trends in the business and the impact of the Cliffstar Acquisition. Because Cott uses these adjusted financial results in the management of its business and to understand business performance independent of the Cliffstar Acquisition, management believes this supplemental information is useful to investors for their independent evaluation and understanding of Cott’s core business performance and the performance of its management. The non-GAAP financial measures described above are in addition to, and not meant to be considered superior to, or a substitute for, Cott’s financial statements prepared in accordance with GAAP. In addition, the non-GAAP financial measures included in this report reflect management’s judgment of particular items, and may be different from, and therefore may not be comparable to, similarly titled measures reported by other companies.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and six months ended July 2, 2011 and July 3, 2010, respectively:

	For the Three Months Ended				For the Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue	640.0	100.0	424.7	100.0	1,174.1	100.0	787.6	100.0
Cost of sales	552.0	86.2	351.2	82.7	1,016.5	86.6	656.9	83.4

Gross profit	88.0	13.8	73.5	17.3	157.6	13.4	130.7	16.6
Selling, general, and administrative expenses	45.1	7.0	34.5	8.1	90.2	7.7	66.9	8.5
Loss on disposal of property, plant & equipment	—	—	(0.1)	—	—	—	0.1	—
Restructuring	—	—	—	—	—	—	(0.5)	(0.1)

Operating income	42.9	6.8	39.1	9.2	67.4	5.7	64.2	8.2
Other expense, net	—	—	0.5	0.1	0.8	0.1	2.3	0.3
Interest expense, net	14.6	2.3	6.1	1.4	29.0	2.5	12.3	1.6

Income before income taxes	28.3	4.5	32.5	7.7	37.6	3.1	49.6	6.3
Income tax expense	0.7	0.1	8.8	2.1	2.3	0.2	13.2	1.7

Net income	27.6	4.4	23.7	5.6	35.3	2.9	36.4	4.6

Less: Net income attributable to non-controlling interests	1.1	0.2	1.4	0.3	2.0	0.2	2.6	0.3

Net income attributed to Cott Corporation	26.5	4.2	22.3	5.3	33.3	2.7	33.8	4.3

Depreciation & amortization	23.8	3.7	14.9	3.5	47.4	4.0	30.8	3.9

The following table summarizes our revenue and operating income by operating segment for the three and six months ended July 2, 2011 and July 3, 2010, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. Dollars)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenue
North America	$491.3	$300.8	$920.1	$564.0
United Kingdom	126.0	101.2	212.3	180.9
Mexico	16.2	14.1	27.6	25.9
RCI	6.5	8.6	14.1	16.8

Total	$640.0	$424.7	$1,174.1	$787.6

Operating income (loss)
North America	$30.0	$30.2	$50.8	$51.1
United Kingdom	11.4	8.7	14.4	11.7
Mexico	(0.6)	(2.2)	(2.1)	(4.0)
RCI	2.1	2.4	4.3	5.4

Total	$42.9	$39.1	$67.4	$64.2

Revenues are attributed to operating segments based on the location of the plant.

The following table summarizes our beverage case volume by operating segment for the three months ended July 2, 2011 and July 3, 2010, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions of cases)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Volume 8oz. equivalent cases - Total Beverage (including concentrate)
North America	217.7	167.5	412.8	319.5
United Kingdom	58.2	53.5	101.7	98.0
Mexico	11.8	10.1	20.2	18.4
RCI	61.6	91.7	144.1	176.0

Total	349.3	322.8	678.8	611.9

Volume 8oz. equivalent cases – Filled Beverage
North America	198.6	147.3	369.2	277.9
United Kingdom	53.7	50.3	92.8	89.5
Mexico	11.8	10.1	20.2	18.4
RCI	—	0.1	—	0.1

Total	264.1	207.8	482.2	385.9

The revenue by product table for the three months ended July 3, 2010 has been revised to separately present the category “Juice,” which is a now significant portion of our revenue due to the Cliffstar Acquisition.

The following tables summarize revenue and volume by product for the three and six months ended July 2, 2011 and July 3, 2010, respectively:

For the Three Months Ended July 2, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$200.7	$53.8	$12.3	$—	$266.8
Juice	152.2	4.2	0.9	—	157.3
Concentrate	2.0	1.6	—	6.5	10.1
All other products	136.4	66.4	3.0	—	205.8

Total	$491.3	$126.0	$16.2	$6.5	$640.0

For the Three Months Ended July 2, 2011
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
8oz. volume
Carbonated soft drinks	92.4	27.4	7.9	—	127.7
Juice	34.5	1.1	0.7	—	36.3
Concentrate	19.0	4.3	—	61.6	84.9
All other products	71.8	25.4	3.2	—	100.4

Total	217.7	58.2	11.8	61.6	349.3

For the Six Months Ended July 2, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$357.0	$86.9	$21.6	$—	$465.5
Juice	312.2	6.2	1.7	—	320.1
Concentrate	4.3	1.8	—	14.1	20.2
All other products	246.6	117.4	4.3	—	368.3

Total	$920.1	$212.3	$27.6	$14.1	$1,174.1

For the Six Months Ended July 2, 2011
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
8oz. volume
Carbonated soft drinks	171.1	47.7	14.5	—	233.3
Juice	71.9	1.7	1.3	—	74.9
Concentrate	43.6	8.8	—	144.1	196.5
All other products	126.2	43.5	4.4	—	174.1

Total	412.8	101.7	20.2	144.1	678.8

For the Three Months Ended July 3, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$183.7	$39.0	$12.1	$—	$234.8
Juice	2.5	3.9	0.2	—	6.6
Concentrate	1.9	1.3	—	8.6	11.8
All other products	112.7	57.0	1.8	—	171.5

Total	$300.8	$101.2	$14.1	$8.6	$424.7

For the Three Months Ended July 3, 2010
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
8oz. volume
Carbonated soft drinks	88.7	26.1	7.8	—	122.6
Juice	0.2	1.1	0.1	—	1.4
Concentrate	20.0	3.2	—	91.7	114.9
All other products	58.6	23.1	2.2	—	83.9

Total	167.5	53.5	10.1	91.7	322.8

For the Six Months Ended July 3, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$350.4	$72.5	$22.5	$—	$445.4
Juice	2.5	5.3	0.5	—	8.3
Concentrate	3.9	2.6	—	16.8	23.3
All other products	207.2	100.5	2.9	—	310.6

Total	$564.0	$180.9	$25.9	$16.8	$787.6

For the Six Months Ended July 3, 2010
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
8oz. volume
Carbonated soft drinks	169.3	47.4	14.8	—	231.5
Juice	0.2	1.5	0.4	—	2.1
Concentrate	41.5	8.5	—	176.0	226.0
All other products	108.5	40.6	3.2	—	152.3

Total	319.5	98.0	18.4	176.0	611.9

Results of operations

The following table summarizes the change in revenue by operating segment for the three and six months ended July 2, 2011, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	July 2, 2011
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$215.3	$190.5	$24.8	$2.1	$(2.1)
Impact of foreign exchange[1]	(14.0)	(3.3)	(9.6)	(1.1)	—

Change excluding foreign exchange	$201.3	$187.2	$15.2	$1.0	$(2.1)

Percentage change in revenue	50.7%	63.3%	24.5%	14.9%	-24.4%

Percentage change in revenue excluding foreign exchange	47.4%	62.2%	15.0%	7.1%	-24.4%

Impact of Cliffstar Acquisition	(162.2)	(162.2)	—	—	—

Change excluding foreign exchange and Cliffstar Acquisition	$39.1	$25.0	$15.2	$1.0	$(2.1)

Percentage change in revenue excluding foreign exchange and Cliffstar Acquisition	9.2%	8.3%	15.0%	7.1%	-24.4%

	For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2011
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$386.5	$356.1	$31.4	$1.7	$(2.7)
Impact of foreign exchange[1]	(19.0)	(5.2)	(12.1)	(1.7)	—

Change excluding foreign exchange	$367.5	$350.9	$19.3	$—	$(2.7)

Percentage change in revenue	49.1%	63.1%	17.4%	6.6%	-16.1%

Percentage change in revenue excluding foreign exchange	46.7%	62.2%	10.7%	—%	-16.1%

Impact of Cliffstar Acquisition	(328.5)	(328.5)	—	—	—

Change excluding foreign exchange and Cliffstar Acquisition	$39.0	$22.4	$19.3	$—	$(2.7)

Percentage change in revenue excluding foreign exchange and Cliffstar Acquisition	5.0%	4.0%	10.7%	—%	-16.1%

[1]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes cost of sales and gross profit for the three and six months ended July 2, 2011 and July 3, 2010, respectively:

	For the Three Months Ended July 2, 2011	Cliffstar Acquisition	Impact of Cliffstar Acquisition	Excluding Impact of Cliffstar Acquisition	For the Three Months Ended July 3, 2010
Revenue, net	$640.0	$152.0	$162.2	$477.8	$424.7
Cost of sales	552.0	133.1	143.3	408.7	351.2

Cost of sales as a percentage of revenue	86.2%	87.6%	88.3%	85.5%	82.7%
Gross profit	$88.0	$18.9	$18.9	$69.1	$73.5
Gross profit as a percentage of revenue	13.8%	12.4%	11.7%	14.5%	17.3%

	For the Six Months Ended July 2, 2011	Cliffstar Acquisition	Impact of Cliffstar Acquisition	Excluding Impact of Cliffstar Acquisition	For the Six Months Ended July 3, 2010
Revenue, net	$1,174.1	$152.0	$328.5	$845.6	$787.6
Cost of sales	1,016.5	133.1	289.8	726.7	656.9

Cost of sales as a percentage of revenue	86.6%	87.6%	88.2%	85.9%	83.4%
Gross profit	$157.6	$18.9	$38.7	$118.9	$130.7
Gross profit as a percentage of revenue	13.4%	12.4%	11.8%	14.1%	16.6%

Revenue – Revenue increased $215.3 million or 50.7% and $386.5 million or 49.1% in the second quarter and year to date, respectively, from the comparable prior year periods. The Cliffstar Acquisition contributed $162.2 million and $328.5 million to revenue in the second quarter and year to date, respectively. Excluding the impact of the Cliffstar Acquisition and foreign exchange, revenue increased 9.2% and 5.0% in the second quarter and year to date, respectively.

North America revenue increased $190.5 million or 63.3% and $356.1 million or 63.1% in the second quarter and year to date, respectively, from the comparable prior year periods. The Cliffstar Acquisition contributed $162.2 million and $328.5 million to revenue in the second quarter and year to date, respectively. Excluding the impact of foreign exchange and the Cliffstar Acquisition, revenue increased 8.3% and 4.0% in the second quarter and year to date, respectively, primarily due to a 5.2% increase in beverage case volume. Net selling price per beverage case (which is net revenue divided by beverage case volume) remained flat in the second quarter and year to date, respectively, from the comparable prior year periods.

U.K. revenue increased $24.8 million or 24.5% and $31.4 million or 17.4% in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to improved product mix (primarily increases in sports and energy products). Net selling price per beverage case increased 16.9% and 13.4% for the second quarter and year to date, respectively, from the comparable prior year periods, due primarily to a price increase that became effective in the second quarter. Absent foreign exchange impact, U.K. revenue increased 15.0% and 10.7% in the second quarter and year to date, respectively.

Mexico revenue increased $2.1 million or 14.9% and $1.7 million or 6.6% in the second quarter and year to date, respectively, from the comparable prior year periods, due primarily to an increase in volume offset in part by a 2.1% and 2.8% decrease in net selling price per beverage case for the second quarter and year to date, respectively. Absent foreign exchange impact, Mexico revenue decreased 7.1% and remained flat for the second quarter and year to date, respectively, from the comparable prior year periods.

RCI revenue decreased $2.1 million or 24.4% and $2.7 million or 16.1% in the second quarter and year to date, respectively, from the comparable prior year periods, due primarily to a decline in volume of 32.8% and 18.1% in the second quarter and year to date, respectively, primarily due to the timing of shipments. Net selling price per beverage case increased 22.2% and remained flat in the second quarter and year to date, respectively, from the comparable prior year periods. RCI primarily sells concentrate.

Cost of Sales – Cost of sales represented 86.2% and 86.6% of revenue in the second quarter and year to date, respectively, compared to 82.7% and 83.4% in the comparable prior year periods. Excluding the impact of the Cliffstar Acquisition, cost of sales represented 85.5% and 85.9% of revenue for the second quarter and year to date, respectively. The cost of sales as a percentage of revenue for Cliffstar was 88.3% and 88.2% of revenue for the second quarter and year to date, respectively. Variable costs represented 76.9% and 76.4% of total sales in the second quarter and year to date, respectively, and 73.2% and 73.4%, respectively, in the comparable prior year periods. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers. The increase in cost of sales was due primarily to higher commodity costs.

Gross Profit – Gross profit as a percentage of revenue decreased to 13.8% and 13.4% in the second quarter and year to date, respectively, from 17.3% and 16.6% in the comparable prior year periods. Excluding the impact of the Cliffstar Acquisition, gross profit as a percentage of revenue declined to 14.5% and 14.1% in the second quarter and year to date, respectively, from 17.3% and 16.6% in the comparable prior year periods.

Selling, General and Administrative Expenses – SG&A increased $10.6 million or 30.7% and $23.3 million or 34.8% in the second quarter and year to date, respectively, from the comparable prior year periods. The Cliffstar Acquisition contributed $7.5 million and $15.7 million of SG&A costs, or 21.7% and 23.5% of the increase, in the second quarter and year to date, respectively. Excluding the impact of the Cliffstar Acquisition, SG&A increased $2.7 million or 7.8% and $6.5 million or 9.7% in the second quarter and year to date, respectively, from the comparable prior year periods. The increase in the second quarter and year to date was due primarily to employee related costs, information technology costs, professional fees, and customer and legal reserves. As a percentage of revenue, SG&A decreased to 7.0% in the second quarter from 8.1% in the comparable prior year period. Year to date, SG&A as a percentage of revenue decreased to 7.7% from 8.5% in the comparable prior year period.

Operating Income – Operating income was $42.9 million and $67.4 million in the second quarter and year to date, respectively, compared to $39.1 million and $64.2 million, respectively, in the comparable prior year periods. The Cliffstar Acquisition contributed $11.4 million and $23.0 million to operating income in the second quarter and year to date, respectively. Excluding the impact of the Cliffstar Acquisition, operating income declined by $7.2 million or 18.4% and $18.7 million or 29.1% in the second quarter and year to date, respectively.

Other Expense (Income) – Other expense decreased $0.5 million and $1.5 million in the second quarter and year to date, respectively, as compared to the comparable prior year periods due primarily to a $1.4 million write-off of financing fees in the prior year periods.

Interest Expense – Interest expense increased $8.5 million and $16.7 million in the second quarter and year to date, respectively, from the comparable prior year periods, due primarily to a higher average debt balance resulting from the issuance of the 2018 Notes.

Income Taxes – We recorded income tax expense of $0.7 million and $2.3 million in the second quarter and year to date, respectively, compared with $8.8 million and $13.2 million in the comparable prior year periods. The decrease is due primarily to lower pretax income in the United Sates and Canada, the reorganization of our legal entity structure and refinancing of intercompany debt. The reorganization of our legal entity structure and refinancing of intercompany debt is expected to result in a long term reduction of Cott’s effective tax rate versus statutory rate.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three and six months ended July 2, 2011 and July 3, 2010, respectively, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net cash provided by (used in) operating activities	$21.3	$31.3	$(4.3)	$39.5
Net cash used in investing activities	(15.1)	(12.5)	(27.5)	(21.1)
Net cash (used in) provided by financing activities	(18.1)	(21.1)	6.3	(28.6)
Effect of exchange rate changes on cash	0.1	(0.6)	1.3	(0.4)

Net decrease in cash & cash equivalents	(11.8)	(2.9)	(24.2)	(10.6)
Cash & cash equivalents, beginning of period	35.8	23.2	48.2	30.9

Cash & cash equivalents, end of period	$24.0	$20.3	$24.0	$20.3

Financial, and Capital Resources and Liquidity

As of July 2, 2011, we had total debt of $631.3 million and $24.0 million of cash and cash equivalents compared to $247.7 million of debt and $20.3 million of cash and cash equivalents as of July 3, 2010.

We believe that our level of resources, which includes cash on hand, available borrowings under our asset-based lending credit facility (the “ABL facility”) and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations or if the ABL facility, the 8.375% senior notes that are due on November 15, 2017 (the “2017 Notes”), or the 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending the credit agreement governing our ABL facility or the indentures governing our 2017 Notes and 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will primarily depend on our ability to retain a substantial amount of volume from our key customers and maintain the profitability of our business. If we do not generate sufficient cash from operations or have excess debt availability to meet our expenses and debt service obligations or if the ABL facility, the 2017 Notes or the 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility, the indenture governing the 2017 Notes, or the indenture governing the 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to borrow available amounts under the ABL facility, increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of July 2, 2011, our total availability under the ABL facility was $275.0 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of July 15, 2011 (the June month-end under the terms of the credit agreement governing our ABL facility), and we had $20.1 million of ABL borrowings outstanding and $9.5 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $245.3 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

Operating activities

Cash used in operating activities year to date was $4.3 million compared to cash provided of $39.5 million in the comparable prior year period. The $43.8 million decrease was primarily due to timing of accounts receivable due to higher volumes, and an income tax recoverable in the comparable prior year period.

Investing activities

Cash used in investing activities was $27.5 million year to date compared to $21.1 million in the comparable prior year period, with the $6.4 million increase due primarily to an increase in capital expenditures.

Financing activities

Cash provided by financing activities was $6.3 million year to date compared to cash used of $28.6 million in the comparable prior year period. The change was due primarily to an increase of net borrowings under the ABL facility of $21.8 million and a decrease in payments on long-term debt of $12.7 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of July 2, 2011.

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

As of July 2, 2011, we had $20.1 million in borrowings under the ABL facility outstanding. The commitment fee was 0.5% per annum of the unused commitment, which was $245.4 million as of July 2, 2011.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of the 2018 Notes. The issuer of the 2018 Notes is our wholly-owned subsidiary Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

We incurred $8.6 million of financing fees in connection with the 2018 Notes. The financing fees are being amortized using the straight-line method over an eight-year period, which represents the duration of the 2018 Notes. The amortization expense calculated under the straight-line method does not differ materially from the effective-interest method.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of the 2017 Notes. The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is our wholly-owned subsidiary Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year.

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

Covenant Compliance

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company (applies only to Cott Corporation and Cott Beverages Inc., our wholly-owned subsidiary and the issuer of the 2018 Notes) or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell all or substantially all of the assets of a guarantor subsidiary of Cott Corporation. We have been in compliance with all of the covenants under the 2018 Notes and there have been no amendments to any such covenants since the 2018 Notes were issued.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company (applies only to Cott Corporation and Cott Beverages Inc., our wholly-owned subsidiary and the issuer of the 2017 Notes) or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell all or substantially all of the assets of a guarantor subsidiary of Cott Corporation. We have been in compliance with all of the covenants under the 2017 Notes and there have been no amendments to any such covenants since the 2017 Notes were issued.

ABL Facility

Under the credit agreement governing the ABL facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of (a) $30.0 million and (b) the lesser of (i) 12.5% of the amount of the aggregate borrowing base or (ii) $37.5 million. Although the covenant was not triggered as of July 2, 2011, our fixed charge coverage ratio as calculated under this covenant was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. The credit agreement governing the ABL facility requires us to maintain aggregate excess availability of at least $15.0 million. We were in compliance with all of the applicable covenants under the ABL facility on July 2, 2011.

Capital Structure

Since January 1, 2011, equity has increased by $48.4 million. The increase was primarily the result of net income of $33.3 million, the issuance of $1.1 million in treasury stock related to stock-based awards that vested during the first half of 2011, $2.7 million of share-based compensation expense and a decrease in other comprehensive loss of $11.0 million primarily related to a foreign currency translation gain on the net assets of self-sustaining foreign operations, offset in part by a $1.1 million decrease in equity in non-controlling interests.

Dividend Payments

There are certain restrictions on the payment of dividends under our ABL facility and under the indentures governing the 2017 Notes and 2018 Notes. No dividends payments were made during the first half of 2011 or in 2010 and we do not expect to pay dividends in the forseeable future.

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

The following are some of the factors that could affect our financial performance, including but not limited to sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to realize the expected benefits of the Cliffstar Acquisition because of integration difficulties and other challenges;

•	risks associated with the Asset Purchase Agreement entered into in connection with the Cliffstar Acquisition;

•	the effectiveness of Cliffstar’s system of internal control over financial reporting;

•	significant transaction and acquisition-related costs incurred in connection with the Cliffstar Acquisition;

•	our ability to compete successfully in the highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in sales to any significant customer, particularly Walmart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to remediate an identified material weakness;

•	the substantial indebtedness we incurred and our ability to meet our obligations;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	our exposure to intangible asset risk;

•	volatility of our stock price;

•	our ability to maintain compliance with the listing requirements of the New York Stock Exchange;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	compliance with product health and safety standards; or

•	liability for injury or illness caused by the consumption of contaminated products.

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

Currency Exchange Rate Risk

The Company’s North America operating segment purchases a portion of its inventory for its Canadian operations through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian operations. These inventory purchases are subject to exposure from movements in exchange rates. The Company uses foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities less than one year. As of July 2, 2011, the Company had outstanding foreign exchange forward contracts with notional amounts of $9.6 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of July 2, 2011, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $9.5 million outstanding letters of credit) would result in $0.2 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at July 2, 2011 was 8.0%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 1, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 1, 2011 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were not effective as a result of the material weakness that is described below. We have taken steps and are taking the actions described more fully below under “Remediation Activities” to remediate the material weakness.

As described in the Company’s Form 10-K for the year ended January 1, 2011, the Company did not maintain effective controls over the communication and evaluation of a certain customer’s discount and pricing programs. The Company’s control procedures identified certain differences requiring further investigation, and control procedures in place were either not adequately designed or did not operate effectively to ensure that these differences with financial reporting implications were communicated completely, accurately, and in a timely manner to appropriate accounting personnel. This control deficiency resulted in immaterial pricing errors impacting revenue, accounts receivable and accrued expenses with respect to one of our customers during the quarter ended October 2, 2010 that were corrected through a revision to the Company’s interim financial statements in Note 22 in the Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Additionally, this control deficiency, if not remedied, could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management determined this control deficiency constituted a material weakness and has determined that it continues to exist as of July 2, 2011.

Changes in Internal Control Over Financial Reporting

The remediation efforts noted below represent changes in our internal control over financial reporting during the first half of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weakness identified. However, these measures had not been in operation long enough to effectively measure their operating effectiveness and thus, the identified material weakness has not been fully remediated as of July 2, 2011. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Item 1A.	Risk Factors

Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2011 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2011 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2011 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2011 (furnished herewith).

101*	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Condensed Consolidated Statements of Comprehensive Income (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION (Registrant)

Date:	August 9, 2011	/s/ Neal Cravens
Neal Cravens Chief Financial Officer (On behalf of the Company)

Date:	August 9, 2011	/s/ Gregory Leiter
Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2011 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2011 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2011 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2011 (furnished herewith).

101*	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Condensed Consolidated Statements of Comprehensive Income (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith