Form 10-Q
period 2011-10-01
COTT CORP /CN/
filed 2011-11-04
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 1, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, no par value per share	95,101,230 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Revenue, net	$611.3	$486.9	$1,785.4	$1,274.5
Cost of sales	543.7	419.8	1,560.2	1,076.7

Gross profit	67.6	67.1	225.2	197.8

Selling, general and administrative expenses	38.1	47.3	128.3	114.2
Loss on disposal of property, plant & equipment	0.5	0.3	0.5	0.4
Restructuring	—	—	—	(0.5)

Operating income	29.0	19.5	96.4	83.7

Other expense, net	1.3	1.3	2.1	3.6
Interest expense, net	14.4	10.3	43.4	22.6

Income before income taxes	13.3	7.9	50.9	57.5

Income tax (benefit) expense	(4.0)	0.7	(1.7)	13.9

Net income	$17.3	$7.2	$52.6	$43.6

Less: Net income attributable to non-controlling interests	1.1	1.4	3.1	4.0

Net income attributed to Cott Corporation	$16.2	$5.8	$49.5	$39.6

Net income per common share attributed to Cott Corporation
Basic	$0.17	$0.07	$0.53	$0.48
Diluted	$0.17	$0.07	$0.52	$0.47

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,325	87,196	94,179	82,675
Diluted	95,146	88,956	94,899	83,514

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	October 1, 2011	January 1, 2011
ASSETS
Current assets
Cash & cash equivalents	$28.2	$48.2
Accounts receivable, net of allowance of $11.1 ($8.3 as of January 1, 2011)	247.7	213.6
Income taxes recoverable	12.6	0.3
Inventories	216.0	215.5
Prepaid expenses and other assets	30.3	32.7

Total current assets	534.8	510.3

Property, plant & equipment	483.3	503.8
Goodwill	129.1	130.2
Intangibles and other assets	348.8	371.1
Deferred income taxes	1.9	2.5
Other tax receivable	2.8	11.3

Total assets	$1,500.7	$1,529.2

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$7.9
Current maturities of long-term debt	4.3	6.0
Contingent consideration earn-out	8.5	32.2
Accounts payable and accrued liabilities	241.8	276.6

Total current liabilities	254.6	322.7

Long-term debt	602.5	605.5
Deferred income taxes	39.3	43.6
Other long-term liabilities	20.5	22.2

Total liabilities	916.9	994.0

Equity

Capital stock, no par - 95,101,230 (January 1, 2011 - 94,750,120) shares issued	395.9	395.6
Treasury stock	(2.1)	(3.2)
Additional paid-in-capital	41.9	40.8
Retained earnings	156.0	106.5
Accumulated other comprehensive loss	(21.6)	(17.5)

Total Cott Corporation equity	570.1	522.2
Non-controlling interests	13.7	13.0

Total equity	583.8	535.2

Total liabilities and equity	$1,500.7	$1,529.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Operating Activities
Net income	$17.3	$7.2	$52.6	$43.6
Depreciation & amortization	24.0	19.1	71.4	49.9
Amortization of financing fees	1.1	0.6	2.9	1.6
Share-based compensation expense	(1.6)	1.1	2.2	2.8
(Decrease) increase in deferred income taxes	(4.2)	9.7	(2.3)	9.6
Write-off of financing fees	—	1.4	—	1.4
Loss on disposal of property, plant & equipment	0.5	0.3	0.5	0.4
Gain on buyback of Notes	—	—	—	0.1
Contract termination loss	—	—	—	(0.4)
Contract termination payments	(3.1)	(0.6)	(3.1)	(5.4)
Other non-cash items	(0.1)	0.1	1.7	4.3
Change in operating assets and liabilities:
Accounts receivable	29.5	17.4	(41.5)	(28.9)
Inventories	23.1	(3.8)	0.4	(20.5)
Prepaid expenses and other assets	2.1	(0.5)	0.9	1.9
Other assets	0.9	—	0.2	(1.1)
Accounts payable and accrued liabilities	(25.8)	8.3	(22.9)	16.1
Income taxes recoverable	0.2	2.7	(3.4)	27.1

Net cash provided by operating activities	63.9	63.0	59.6	102.5

Investing Activities
Acquisition	(25.7)	(507.7)	(25.7)	(507.7)
Additions to property, plant & equipment	(8.1)	(11.4)	(31.4)	(29.5)
Additions to intangibles and other assets	(1.4)	(0.2)	(3.9)	(3.6)
Proceeds from sale of property, plant & equipment	0.1	0.5	0.1	0.9
Other investing activities	(0.1)	—	(1.8)	—

Net cash used in investing activities	(35.2)	(518.8)	(62.7)	(539.9)

Financing Activities
Payments of long-term debt	(1.8)	(1.2)	(5.2)	(17.3)
Issuance of long-term debt	—	375.0	—	375.0
Borrowings under ABL	80.7	165.7	224.1	307.7
Payments under ABL	(100.7)	(126.2)	(231.9)	(277.8)
Distributions to non-controlling interests	(1.7)	(2.8)	(4.2)	(5.5)
Issuance of common shares, net of offering fees	—	71.1	—	71.1
Exercise of options	0.2	—	0.3	—
Financing fees	—	(14.0)	(0.1)	(14.2)

Net cash (used in) provided by financing activities	(23.3)	467.6	(17.0)	439.0

Effect of exchange rate changes on cash	(1.2)	0.8	0.1	0.4

Net increase (decrease) in cash & cash equivalents	4.2	12.6	(20.0)	2.0

Cash & cash equivalents, beginning of period	24.0	20.3	48.2	30.9

Cash & cash equivalents, end of period	$28.2	$32.9	$28.2	$32.9

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$16.2	$1.2	$44.1	$12.8
Cash paid (received) for income taxes, net	$0.2	$(10.0)	$4.4	$(21.8)

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
Balance at January 2, 2010	81,331	1,504	$322.5	$(4.4)	$37.4	$51.8	$(21.3)	$15.3	$401.3

Common shares issued	13,340	—	71.1	—	—	—	—	—	71.1
Treasury shares issued - PSU Plan	—	(437)	—	1.2	(1.2)	—	—	—	—
Tax impact of common shares issuance	—	—	2.0	—	—	—	—	—	2.0
Treasury shares issued - EISPP	—	(1)	—	—	—	—	—	—	—
Common shares issued - Directors’ Share Award	79	—	—	—	0.7	—	—	—	0.7
Share-based compensation	—	—	—	—	2.2	—	—	—	2.2
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5.5)	(5.5)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	3.9	—	3.9
Pension liabilities	—	—	—	—	—	—	0.3	—	0.3
Net income	—	—	—	—	—	39.6	—	4.0	43.6

Balance at October 2, 2010	94,750	1,066	$395.6	$(3.2)	$39.1	$91.4	$(17.1)	$13.8	$519.6

Balance at January 1, 2011	94,750	1,051	$395.6	$(3.2)	$40.8	$106.5	$(17.5)	$13.0	$535.2

Options exercised	275	—	0.3	—	—	—	—	—	0.3
Treasury shares issued - PSU Plan	—	(181)	—	0.5	(0.5)	—	—	—	—
Treasury shares issued - EISPP	—	(196)	—	0.6	(0.6)	—	—	—	—
Common shares issued - Directors’ Share Award	76	—	—	—	0.7	—	—	—	0.7
Share-based compensation	—	—	—	—	1.5	—	—	—	1.5
Contributions to non-controlling interests	—	—	—	—	—	—	—	1.8	1.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4.2)	(4.2)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(5.2)	—	(5.2)
Pension liabilities	—	—	—	—	—	—	0.5	—	0.5
Unrealized gain on derivative instruments	—	—	—	—	—	—	0.6	—	0.6
Net income	—	—	—	—	—	49.5	—	3.1	52.6

Balance at October 1, 2011	95,101	674	$395.9	$(2.1)	$41.9	$156.0	$(21.6)	$13.7	$583.8

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income	$17.3	$7.2	$52.6	$43.6

Other comprehensive (loss) income:
Currency translation adjustment	(15.8)	10.5	(5.2)	3.9
Pension liabilities	0.1	0.1	0.5	0.3
Unrealized gain (loss) on derivative instruments	0.6	(0.1)	0.6	—

Total other comprehensive (loss) income	(15.1)	10.5	(4.1)	4.2

Comprehensive income	$2.2	$17.7	$48.5	$47.8

Less: Net income attributable to non-controlling interests	1.1	1.4	3.1	4.0

Comprehensive income attributed to Cott Corporation	$1.1	$16.3	$45.4	$43.8

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

During the quarter ended January 1, 2011, we identified an error relating to pricing discounts of $3.7 million for one of our customers that occurred in our quarter ended October 2, 2010. The impact of this error was an overstatement of net revenue and operating results for the quarter and nine months ended October 2, 2010. We assessed the materiality of this error in accordance with guidance within ASC 250-10-S99 (SEC’s Staff Accounting Bulletin 99) and concluded that the previously issued interim financial statements for the quarter and nine months ended October 2, 2010 are not materially misstated. In accordance with guidance within ASC 250-10-S99 (SEC’s Staff Accounting Bulletin 108), we have corrected the immaterial error by revising the prior interim period financial statements for the quarter ended and nine months ended October 2, 2010.

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

ASU 2011-05— Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

ASU 2011-08— Intangibles-Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB amended its guidance in regards to testing goodwill for impairment to address concern raised about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Accounting Standards Codification (“ASC”) Topic 350 – “Intangibles-Goodwill and Other”. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

Note 2 – Acquisitions

On August 17, 2010, we completed the acquisition (the “Cliffstar Acquisition”) of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $507.0 million payable in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. The estimated working capital amount was subject to final adjustment and on February 11, 2011, the parties agreed that the final working capital amount was $3.0 million as compared to the original estimate of $7.7 million.

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration will be subject to a binding arbitration process under the terms of the asset purchase agreement. The final resolution of these matters may result in amounts payable to the seller that materially vary from our current estimated fair value; however, we are currently not able to estimate a range of such amounts. Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Operations. Also, during the third quarter of 2011, Cott made a payment equal to $4.7 million to satisfy the first of three annual deferred consideration payments.

Supplemental Pro Forma Data

The following unaudited pro forma financial information for the three and nine months ended October 2, 2010, respectively, represent the combined results of our operations as if the Cliffstar Acquisition had occurred on January 3, 2010. The unaudited pro forma results reflect certain adjustments related to the Cliffstar Acquisition such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such period.

	For the Three Months Ended	For the Nine Months Ended
(in millions of U.S. dollars, except share amounts)	October 2, 2010	October 2, 2010
Revenue	$560.0	$1,677.7
Net income	14.9	56.3

Net income per common share, diluted	$0.16	$0.60

Other

During the second quarter of 2011, our majority owned subsidiary acquired a grocery retailer’s private label beverage business, which required Cott to contribute $1.8 million to the subsidiary. The identified assets are recorded at their estimated fair values per preliminary valuations and may change based on the result of final valuations. The acquisition does not have a material impact on our financial statements.

Note 3 – Share-Based Compensation

The table below summarizes the share-based compensation expense for the three and nine months ended October 1, 2011 and October 2, 2010, respectively. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “PSUs” mean performance share units granted under our Amended and Restated Performance Share Unit Plan (the “PSU Plan”), (ii) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”); (iii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan, (iv) “EISPP” means common share units granted under the Restated Executive Incentive Share Purchase Plan (the “Restated EISPP”); and (v) “Director share units” mean common shares granted to the non-management members of Cott’s Board of Directors under the 2010 Equity Incentive Plan, which were issued in consideration of such directors’ annual board retainer fee.

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Stock options	$—	$0.2	$—	$1.0
PSUs	—	—	—	0.2
Director share units	—	0.1	0.7	0.7
Performance-based RSUs	(2.7)	0.4	(1.2)	0.4
Time-based RSUs	1.1	0.5	2.7	0.5
Share appreciation rights	—	—	—	0.1

Total	$(1.6)	$1.2	$2.2	$2.9

During the third quarter, we concluded that it was no longer probable that the targets established for the Performance-based RSUs would be met, and we no longer expect these awards to ultimately vest. Accordingly, we recorded an adjustment to reverse $3.3 million in compensation costs that had been recorded to date for the Performance-based RSUs.

As of October 1, 2011, the unrecognized share-based compensation expense and years we expect to recognize as future compensation expense were as follows:

(in millions of U.S. dollars)	Unrecognized share-based compensation expense as of October 1, 2011	Weighted average years expected to recognize compensation

Time-based RSUs	$4.2	1.3

Stock option activity for the nine months ended October 1, 2011 was as follows:

	Shares (in thousands)	Weighted average exercise price (Canadian $)

Balance at January 1, 2011	704	$16.67
Awarded	—	—
Exercised	(275)	1.32
Forfeited or expired	(121)	39.94

Outstanding at October 1, 2011	308	21.27

Exercisable at October 1, 2011	308	$21.27

During the nine months ended October 1, 2011, EISPP, PSU, Performance-based RSU and Time-based RSU activity was as follows:

(in thousands)	EISPP	Number of PSUs	Number of Performance- based RSUs	Number of Time-based RSUs

Balance at January 1, 2011	189	188	1,727	1,397
Awarded	—	—	592	151
Issued	(189)	(188)	—	—
Forfeited	—	—	—	—

Outstanding at October 1, 2011	—	—	2,319	1,548

Subsequent to the adoption of the 2010 Equity Incentive Plan, the Human Resources and Compensation Committee of the Board of Directors (“HRCC”) determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the Restated EISPP, the PSU Plan, and the Amended and Restated Share Appreciation Rights Plan, effective February 23, 2011. The board terminated the Restated 1986 Common Share Option Plan, as amended, effective as of the same date. In connection with the termination of these plans, outstanding awards will continue in accordance with the terms of these plans until vested, paid out, forfeited or terminated, as applicable. No further awards will be granted under these plans.

Average Canadian to U.S. Dollar Exchange Rate for the Nine Months Ended October 1, 2011

The weighted average exercise prices for options in Note 3 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the nine months ended October 1, 2011:

For the Nine Months Ended
October 1, 2011
Average exchange rate	$1.024

Note 4 – Income Taxes

Income tax benefit was $1.7 million on pretax income of $50.9 million for the nine months ended October 1, 2011, as compared to an income tax expense of $13.9 million on pretax income of $57.5 million for the nine months ended October 2, 2010. The third quarter’s benefit includes favorable adjustments related to audit settlements and a tax rate change. During the second quarter of 2011, we completed a reorganization of our legal entity structure and refinanced intercompany debt. As a result of these activities and lower taxable income in the United States and Canada, our annual effective tax rate is expected to be lower than our statutory rates. Also during the quarter, we made significant progress in settling intercompany transfer pricing issues between Canada and the United States and expect, as a result, to receive income tax refunds approximating $7.0 million within the next 12 months.

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Weighted average number of shares outstanding - basic	94,325	87,196	94,179	82,675
Dilutive effect of stock options	34	191	34	191
Dilutive effect of PSUs	—	189	—	189
Dilutive effect of Performance-based RSUs	—	1,100	—	366
Dilutive effect of Time-based RSUs	787	280	686	93

Adjusted weighted average number of shares outstanding - diluted	95,146	88,956	94,899	83,514

We excluded 233,500 (October 2, 2010 – 354,000) stock options from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. We excluded 674,397 (October 2, 2010 – 957,104) treasury shares held in various trusts in the calculation of basic and diluted earnings per share.

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

Operating Segments
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended
October 1, 2011

External revenue[1]	$468.1	$124.5	$12.7	$6.0	$—	$611.3
Depreciation and amortization	20.1	3.5	0.4	—	—	24.0
Operating income (loss)	19.8	8.3	(0.9)	1.8	—	29.0
Additions to property, plant & equipment	6.8	1.2	0.1	—	—	8.1

For the Nine Months Ended
October 1, 2011

External revenue[1]	$1,388.2	$336.8	$40.3	$20.1	$—	$1,785.4
Depreciation and amortization	59.7	10.2	1.5	—	—	71.4
Operating income (loss)	70.6	22.7	(3.0)	6.1	—	96.4
Additions to property, plant & equipment	23.2	8.1	0.1	—	—	31.4

As of October 1, 2011
Property, plant & equipment	$382.3	$90.4	$10.6	$—	$—	$483.3
Goodwill	124.6	—	—	4.5	—	129.1
Intangibles and other assets	333.7	14.3	0.6	—	0.2	348.8
Total assets[2]	1,229.1	230.9	27.7	12.1	0.9	1,500.7

[1]	Intersegment revenue between North America and the other operating segments was $3.3 million and $11.5 million for the three and nine months ended October 1, 2011, respectively.
[2]	Excludes intersegment receivables, investments and notes receivable.

Operating Segments
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended
October 2, 2010

External revenue[1]	$371.8	$96.6	$12.4	$6.1	$—	$486.9
Depreciation and amortization	15.2	3.4	0.5	—	—	19.1
Operating income (loss)	12.6	7.3	(1.2)	0.8	—	19.5
Additions to property, plant & equipment	9.9	1.5	—	—	—	11.4

For the Nine Months Ended
October 2, 2010

External revenue[1]	$935.8	$277.5	$38.3	$22.9	$—	$1,274.5
Depreciation and amortization	38.8	9.6	1.5	—	—	49.9
Operating income (loss)	63.7	19.0	(5.2)	6.2	—	83.7
Restructuring	(0.5)	—	—	—	—	(0.5)
Additions to property, plant & equipment	21.9	5.9	1.7	—	—	29.5

As of January 1, 2011
Property, plant & equipment	$400.4	$90.2	$13.2	$—	$—	$503.8
Goodwill	125.7	—	—	4.5	—	130.2
Intangibles and other assets	354.7	15.7	0.7	—	—	371.1
Total assets[2]	1,275.9	207.4	31.5	13.7	0.7	1,529.2

[1]	Intersegment revenue between North America and the other operating segments was $10.2 million and $15.1 million for the three and nine months ended October 2, 2010, respectively.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the nine months ended October 1, 2011, sales to Walmart accounted for 31.9% (October 2, 2010 – 30.6%) of our total revenues, 36.1% of our North America operating segment revenues (October 2, 2010 – 35.3%), 14.7% of our U.K. operating segment revenues (October 2, 2010 – 16.1%), and 46.5% of our Mexico operating segment revenues (October 2, 2010 – 38.7%).

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

Revenues are attributed to operating segment based on the location of the plant. Revenues by operating segment were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
United States	$414.3	$336.0	$1,236.6	$827.4
Canada	66.0	49.3	189.8	152.4
United Kingdom	124.5	96.6	336.8	277.5
Mexico	12.7	12.4	40.3	38.3
RCI	6.0	6.1	20.1	22.9
Elimination[1]	(12.2)	(13.5)	(38.2)	(44.0)

	$611.3	$486.9	$1,785.4	$1,274.5

[1]

Represents intersegment revenue among our reporting units, of which $3.3 million and $11.5 million represent intersegment revenue between North America and our other operating segments for the three and nine months ended October 1, 2011, respectively, and $10.2 million and $15.1 million represent intersegment revenue between North America and our other operating segments for the three and nine months ended October 2, 2010, respectively.

Revenues by product were as follows:

For the Three Months Ended October 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$192.8	$47.5	$9.6	$—	$249.9
Juice	144.1	3.4	0.7	—	148.2
Concentrate	2.5	0.7	—	6.0	9.2
All other products	128.7	72.9	2.4	—	204.0

Total	$468.1	$124.5	$12.7	$6.0	$611.3

For the Nine Months Ended October 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$549.8	$134.4	$31.2	$—	$715.4
Juice	456.3	9.6	2.4	—	468.3
Concentrate	6.8	2.4	—	20.1	29.3
All other products	375.3	190.4	6.7	—	572.4

Total	$1,388.2	$336.8	$40.3	$20.1	$1,785.4

For the Three Months Ended October 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$181.1	$37.1	$10.6	$—	$228.8
Juice	75.8	3.1	0.1	—	79.0
Concentrate	1.8	1.0	—	6.1	8.9
All other products	113.1	55.4	1.7	—	170.2

Total	$371.8	$96.6	$12.4	$6.1	$486.9

For the Nine Months Ended October 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$531.5	$109.6	$33.1	$—	$674.2
Juice	78.3	8.4	0.6	—	87.3
Concentrate	5.7	3.6	—	22.9	32.2
All other products	320.3	155.9	4.6	—	480.8

Total	$935.8	$277.5	$38.3	$22.9	$1,274.5

Property, plant and equipment by geographic area were as follows:

(in millions of U.S. dollars)	October 1, 2011	January 1, 2011

United States	$336.2	$350.4
Canada	46.1	50.0
United Kingdom	90.4	90.2
Mexico	10.6	13.2

	$483.3	$503.8

Note 7 – Inventories

(in millions of U.S. dollars)	October 1, 2011	January 1, 2011

Raw materials	$83.6	$90.1
Finished goods	112.7	107.3
Other	19.7	18.1

	$216.0	$215.5

Note 8 – Intangibles and Other Assets including Goodwill

	October 1, 2011
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.4	$—	$45.4

Subject to amortization
Customer relationships	$369.4	$113.3	$256.1
Trademarks	27.5	21.0	6.5
Information technology	62.7	53.6	9.1
Other	11.4	5.1	6.3

	471.0	193.0	278.0

	516.4	193.0	323.4

Other Assets
Financing costs	$23.2	$6.3	$16.9
Deposits	7.1	—	7.1
Other	1.5	0.1	1.4

	31.8	6.4	25.4

Total Intangibles & Other Assets	$548.2	$199.4	$348.8

Amortization expense of intangible and other assets was $9.4 million and $27.2 million for the three and nine months ended October 1, 2011, respectively, and $7.0 million and $16.9 million for the three and nine months ended October 2, 2010, respectively.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2011	$8.0
2012	31.0
2013	29.8
2014	27.7
2015	25.2
Thereafter	156.3

$278.0

The Rights are not subject to amortization and any change in goodwill reflects fluctuations in foreign currency exchange rates.

Note 9 – Debt

Our total debt was as follows:

(in millions of U.S. dollars)	October 1, 2011	January 1, 2011
8.375% senior notes due in 2017[1]	$215.0	$215.0
8.125% senior notes due in 2018	375.0	375.0
ABL facility	—	7.9
GE obligation	13.4	16.5
Other capital leases	4.3	5.8
Other debt	1.6	2.0

Total debt	609.3	622.2

Less: Short-term borrowings and current debt:
ABL facility	—	7.9

Total short-term borrowings	—	7.9
GE obligation - current maturities	3.5	4.1
Other capital leases - current maturities	0.6	1.4
Other debt - current maturities	0.2	0.5

Total current debt	4.3	13.9
Long-term debt before discount	605.0	608.3
Less discount on 8.375% notes	(2.5)	(2.8)

Total long-term debt	$602.5	$605.5

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

Debt

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an asset-based lending credit facility (the “ABL facility”) to provide financing for our North America, United Kingdom and Mexico operating segments. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the issuance of $375.0 million of 8.125% senior notes that are due on September 1, 2018 (the “2018 Notes”) and the application of net proceeds therefrom, the underwritten public offering of 13,340,000 common shares at a price of $5.67 per share and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility. The financing fees are being amortized using the effective interest method over a four-year period, which represents the duration of the ABL facility.

As of October 1, 2011, we had no borrowings under the ABL facility outstanding. The commitment fee was 0.5% per annum of the unused commitment, which was $265.2 million as of October 1, 2011.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued the 2018 Notes. The issuer of the 2018 Notes is our wholly-owned subsidiary Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

We incurred $8.6 million of financing fees in connection with the 2018 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the duration of the 2018 Notes.

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

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the duration of the 2017 Notes.

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

We are currently involved in legal matters related to various contract disputes. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions. As of October 1, 2011, our accrued liability for litigation contingencies with a probable likelihood of loss was $0.8 million, with an expected range of loss from $0.8 million to $1.2 million.

In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated. Also, refer to Note 2 regarding contingent consideration relating to the Cliffstar Acquisition.

We had $9.8 million in standby letters of credit outstanding as of October 1, 2011 (October 2, 2010 – $10.6 million).

Note 11 – Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the PSU Plan and the Restated EISPP. During the nine months ended October 1, 2011, we distributed 0.2 million shares from the trust to satisfy certain PSU obligations that had vested. During the nine months ended October 1, 2011, we distributed 0.2 million shares from the trust to satisfy certain Restated EISPP obligations that had vested. As of October 1, 2011, 0.7 million shares were held in trust, and accounted for as treasury shares under applicable accounting rules. Treasury shares are reported at cost.

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

All derivatives are carried at fair value in the Consolidated Balance Sheets in the line item accounts receivable. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

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

We estimate the fair values of its derivatives based on quoted market prices or pricing models using current market rates (refer to Note 13). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are straightforward over-the-counter instruments with liquid markets.

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We mitigate pre-settlement risk by being permitted to net settle for transactions with the same counterparty.

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended October 1, 2011. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens as compared to other currencies, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of October 1, 2011 was approximately $6.8 million.

The following table summarizes our derivative instruments as of October 1, 2011:

(in millions of U.S. dollars)	Asset Derivatives
Derivatives designated as cash flow hedging instruments	Balance Sheet location	Fair Value

Foreign exchange contracts	Accounts receivable	$0.2

The settlement of our derivative instruments resulted in a charge to cost of sales of $0.3 million and $0.9 million for the three and nine months ended October 1, 2011, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended October 2, 2010, respectively.

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

We have certain assets that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

The following table summarizes those assets measured at fair value on a recurring basis as of October 1, 2011:

	October 1, 2011
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Netting Adjustment	Fair Value Measurements
Assets
Derivatives	$—	$0.2	$—	$—	$0.2
Contingent Consideration	$—	$—	$8.5	$—	$8.5

Total Assets	$—	$0.2	$8.5	$—	$8.7

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of October 1, 2011 and January 1, 2011 were as follows:

	October 1, 2011		January 1, 2011
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	$215.0	$220.4	$215.0	$232.7
8.125% senior notes due in 2018[1]	375.0	388.9	375.0	404.1
ABL facility	—	—	7.9	7.9

Total	$590.0	$609.3	$597.9	$644.7

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant.

Fair value of contingent consideration

The fair value of the contingent consideration payable in the Cliffstar Acquisition was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

(in millions of U.S. dollars)
Balance at January 1, 2011	$32.2
Accretion to fair value	1.0
Payment	(25.6)
Increase in fair value	0.9

Ending balance at October 1, 2011	$8.5

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration will be subject to a binding arbitration process under the terms of the asset purchase agreement. The final resolution of these matters may result in amounts payable to the seller that materially vary from our current estimated fair value; however, we are currently not able to estimate a range of such amounts. Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Operations.

Note 14 – Guarantor Subsidiaries

The 2017 Notes and 2018 Notes issued by our wholly owned subsidiary, Cott Beverages, Inc., are unconditionally guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other wholly owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$55.7	$241.7	$277.7	$45.5	$(9.3)	$611.3
Cost of sales	43.9	217.0	251.3	40.8	(9.3)	543.7

Gross profit	11.8	24.7	26.4	4.7	—	67.6
Selling, general and administrative expenses	7.0	15.3	12.7	3.1	—	38.1
Loss on disposal of property, plant & equipment	—	0.4	0.1	—	—	0.5

Operating income	4.8	9.0	13.6	1.6	—	29.0

Other expense (income), net	1.2	(1.0)	0.5	0.6	—	1.3
Intercompany interest (income) expense, net	—	(2.1)	2.1	—	—	—
Interest expense, net	0.1	13.7	0.5	0.1	—	14.4

Income (loss) before income tax expense (benefit) and equity income (loss)	3.5	(1.6)	10.5	0.9	—	13.3

Income tax expense (benefit)	1.0	(2.2)	(2.8)	—	—	(4.0)
Equity income	13.7	1.2	1.9	—	(16.8)	—

Net income	$16.2	$1.8	$15.2	$0.9	$(16.8)	$17.3

Less: Net income attributable to non-controlling interests	—	—	—	1.1	—	1.1

Net income (loss) attributed to Cott Corporation	$16.2	$1.8	$15.2	$(0.2)	$(16.8)	$16.2

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 2, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$49.3	$235.7	$177.1	$35.1	$(10.3)	$486.9
Cost of sales	39.0	204.8	156.1	30.2	(10.3)	419.8

Gross profit	10.3	30.9	21.0	4.9	—	67.1
Selling, general and administrative expenses	8.0	23.7	12.7	2.9	—	47.3
Loss on disposal of property, plant & equipment	—	0.1	—	0.2	—	0.3

Operating income	2.3	7.1	8.3	1.8	—	19.5

Other expense (income), net	0.6	0.9	—	(0.2)	—	1.3
Intercompany interest (income) expense, net	(1.8)	1.8	—	—	—	—
Interest expense , net	—	10.2	0.1	—	—	10.3

Income (loss) before income tax expense (benefit) and equity income (loss)	3.5	(5.8)	8.2	2.0	—	7.9

Income tax expense (benefit)	2.1	(1.8)	0.3	0.1	—	0.7
Equity income (loss)	6.9	1.4	(0.1)	—	(8.2)	—

Net income (loss)	$8.3	$(2.6)	$7.8	$1.9	$(8.2)	$7.2

Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net income (loss) attributed to Cott Corporation	$8.3	$(2.6)	$7.8	$0.5	$(8.2)	$5.8

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$158.4	$711.0	$818.6	$125.9	$(28.5)	$1,785.4
Cost of sales	126.4	625.8	724.7	111.8	(28.5)	1,560.2

Gross profit	32.0	85.2	93.9	14.1	—	225.2
Selling, general and administrative expenses	24.8	55.8	37.8	9.9	—	128.3
Loss on disposal of property, plant & equipment	—	0.4	0.1	—	—	0.5

Operating income	7.2	29.0	56.0	4.2	—	96.4

Other expense (income), net	1.3	(0.3)	0.6	0.5	—	2.1
Intercompany interest (income) expense, net	(3.5)	(1.9)	5.4	—	—	—
Interest expense, net	0.3	41.3	1.6	0.2	—	43.4

Income (loss) before income tax expense (benefit) and equity income (loss)	9.1	(10.1)	48.4	3.5	—	50.9

Income tax expense (benefit)	2.1	(1.0)	(3.0)	0.2	—	(1.7)
Equity income (loss)	42.5	3.4	(5.3)	—	(40.6)	—

Net income (loss)	$49.5	$(5.7)	$46.1	$3.3	$(40.6)	$52.6

Less: Net income attributable to non-controlling interests	—	—	—	3.1	—	3.1

Net income (loss) attributed to Cott Corporation	$49.5	$(5.7)	$46.1	$0.2	$(40.6)	$49.5

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 2, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue	$151.4	$689.9	$358.7	$106.1	$(31.6)	$1,274.5
Cost of sales	118.8	586.6	311.1	91.8	(31.6)	1,076.7

Gross profit	32.6	103.3	47.6	14.3	—	197.8
Selling, general and administrative expenses	25.6	50.8	27.6	10.2	—	114.2
Loss on disposal of property, plant & equipment	—	0.2	—	0.2	—	0.4
Restructuring	—	(0.5)	—	—	—	(0.5)

Operating income	7.0	52.8	20.0	3.9	—	83.7

Other expense (income), net	2.5	1.0	0.4	(0.3)	—	3.6
Intercompany interest (income) expense, net	(5.1)	8.2	(3.1)	—	—	—
Interest expense, net	0.2	22.0	0.3	0.1	—	22.6

Income before income tax expense and equity income	9.4	21.6	22.4	4.1	—	57.5

Income tax expense	4.2	7.5	1.8	0.4	—	13.9
Equity income	36.9	4.6	21.3	—	(62.8)	—

Net income	$42.1	$18.7	$41.9	$3.7	$(62.8)	$43.6

Less: Net income attributable to non-controlling interests	—	—	—	4.0	—	4.0

Net income (loss) attributed to Cott Corporation	$42.1	$18.7	$41.9	$(0.3)	$(62.8)	$39.6

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of October 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$2.3	$1.9	$17.4	$6.6	$—	$28.2
Accounts receivable, net of allowance	23.6	95.8	172.0	16.0	(59.7)	247.7
Income taxes recoverable	—	11.6	0.9	0.1	—	12.6
Inventories	22.0	77.6	108.9	7.5	—	216.0
Prepaid expenses and other assets	2.9	20.3	7.0	0.1	—	30.3

Total current assets	50.8	207.2	306.2	30.3	(59.7)	534.8

Property, plant & equipment	46.9	176.8	248.4	11.2	—	483.3
Goodwill	26.3	4.5	98.3	—	—	129.1
Intangibles and other assets	1.3	107.3	220.6	19.6	—	348.8
Deferred income taxes	1.9	—	—	—	—	1.9
Other tax receivable	2.5	—	0.3	—	—	2.8
Due from affiliates	30.7	167.9	102.5	41.9	(343.0)	—
Investments in subsidiaries	477.0	365.6	517.3	178.4	(1,538.3)	—

Total assets	$637.4	$1,029.3	$1,493.6	$281.4	$(1,941.0)	$1,500.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	0.1	3.7	0.1	0.4	—	4.3
Contingent consideration earn-out	—	8.5	—	—	—	8.5
Accounts payable and accrued liabilities	23.8	122.3	141.2	14.2	(59.7)	241.8

Total current liabilities	23.9	134.5	141.3	14.6	(59.7)	254.6

Long-term debt	0.2	599.2	1.3	1.8	—	602.5
Deferred income taxes	—	30.8	7.8	0.7	—	39.3
Other long-term liabilities	0.3	3.6	16.6	—	—	20.5
Due to affiliates	42.9	101.3	170.6	28.2	(343.0)	—

Total liabilities	67.3	869.4	337.6	45.3	(402.7)	916.9

Equity
Capital stock, no par	395.9	518.3	1,361.2	175.1	(2,054.6)	395.9
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	41.9	—	—	—	—	41.9
Retained earnings (deficit)	156.0	(354.1)	(301.4)	(40.7)	696.2	156.0
Accumulated other comprehensive (loss) income	(21.6)	(4.3)	96.2	88.0	(179.9)	(21.6)

Total Cott Corporation equity	570.1	159.9	1,156.0	222.4	(1,538.3)	570.1
Non-controlling interests	—	—	—	13.7	—	13.7

Total equity	570.1	159.9	1,156.0	236.1	(1,538.3)	583.8

Total liabilities and equity	$637.4	$1,029.3	$1,493.6	$281.4	$(1,941.0)	$1,500.7

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$7.8	$9.1	$26.0	$5.3	$—	$48.2
Accounts receivable, net of allowance	108.6	151.6	128.6	17.3	(192.5)	213.6
Income taxes recoverable	—	1.3	(1.3)	0.3	—	0.3
Inventories	18.1	66.1	124.6	6.7	—	215.5
Prepaid expenses and other assets	3.6	19.3	8.1	1.7	—	32.7

Total current assets	138.1	247.4	286.0	31.3	(192.5)	510.3

Property, plant & equipment	50.0	180.4	259.5	13.9	—	503.8
Goodwill	27.4	4.5	98.3	—	—	130.2
Intangibles and other assets	1.3	114.8	233.6	21.4	—	371.1
Deferred income taxes	3.7	—	—	(1.2)	—	2.5
Other tax receivable	2.5	7.6	1.2	—	—	11.3
Due from affiliates	241.8	166.9	220.9	41.9	(671.5)	—
Investments in subsidiaries	198.4	351.5	322.7	161.0	(1,033.6)	—

Total assets	$663.2	$1,073.1	$1,422.2	$268.3	$(1,897.6)	$1,529.2

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$7.9	$—	$—	$—	$7.9
Current maturities of long-term debt	0.1	5.4	0.1	0.4	—	6.0
Contingent consideration earn-out	—	32.2	—	—	—	32.2
Accounts payable and accrued liabilities	97.3	171.8	185.9	14.1	(192.5)	276.6

Total current liabilities	97.4	217.3	186.0	14.5	(192.5)	322.7

Long-term debt	—	601.9	1.4	2.5	(0.3)	605.5
Deferred income taxes	—	31.8	10.7	1.1	—	43.6
Other long-term liabilities	—	5.4	16.9	—	(0.1)	22.2
Due to affiliates	43.2	219.6	377.2	31.7	(671.7)	—

Total liabilities	140.6	1,076.0	592.2	49.8	(864.6)	994.0

Equity
Capital stock, no par	395.6	354.4	1,182.6	175.0	(1,712.0)	395.6
Treasury stock	(3.2)	—	—	—	—	(3.2)
Additional paid-in-capital	40.7	0.4	—	—	(0.3)	40.8
Retained earnings (deficit)	106.4	(350.4)	(352.0)	(36.4)	738.9	106.5
Accumulated other comprehensive (loss) income	(16.9)	(7.3)	(0.6)	66.9	(59.6)	(17.5)

Total Cott Corporation equity	522.6	(2.9)	830.0	205.5	(1,033.0)	522.2
Non-controlling interests	—	—	—	13.0	—	13.0

Total equity	522.6	(2.9)	830.0	218.5	(1,033.0)	535.2

Total liabilities and equity	$663.2	$1,073.1	$1,422.2	$268.3	$(1,897.6)	$1,529.2

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$16.2	$1.8	$15.2	$0.9	$(16.8)	$17.3
Depreciation & amortization	1.5	8.8	12.1	1.6	—	24.0
Amortization of financing fees	0.1	0.9	0.1	—	—	1.1
Share-based compensation expense	—	(1.6)	—	—	—	(1.6)
Increase (decrease) in deferred income taxes	0.5	(1.7)	(2.8)	(0.2)	—	(4.2)
Loss on disposal of property, plant & equipment	—	0.4	0.1	—	—	0.5
Contract termination payments	(0.8)	(2.3)	—	—	—	(3.1)
Equity (loss) income, net of distributions	(14.0)	(1.3)	(1.4)	—	16.7	—
Intercompany transactions	8.9	5.1	—	—	(14.0)	—
Other non-cash items	—	(0.1)	—	—	—	(0.1)
Net change in operating assets and liabilities	(12.0)	206.6	(174.9)	(3.8)	14.1	30.0

Net cash provided by (used in) operating activities	0.4	216.6	(151.6)	(1.5)	—	63.9

Investing Activities
Acquisition	—	(25.7)	—	—	—	(25.7)
Additions to property, plant & equipment	(1.3)	(5.7)	(1.1)	—	—	(8.1)
Additions to intangibles and other assets	—	(0.9)	(0.4)	(0.1)	—	(1.4)
Proceeds from sale of property, plant & equipment	—	0.1	—	—	—	0.1
Other investing activities	—	(0.1)	—	—	—	(0.1)
Advances to affiliates	—	—	162.5	5.1	(167.6)	—

Net cash (used in) provided by investing activities	(1.3)	(32.3)	161.0	5.0	(167.6)	(35.2)

Financing Activities
Payments of long-term debt	—	(1.6)	—	(0.2)	—	(1.8)
Borrowings under ABL	—	80.7	—	—	—	80.7
Payments under ABL	—	(100.7)	—	—	—	(100.7)
Advances from affiliates	(5.1)	(162.5)	—	—	167.6	—
Distributions to non-controlling interests	—	—	—	(1.7)	—	(1.7)
Exercise of options	—	0.2	—	—	—	0.2

Net cash (used in) provided by financing activities	(5.1)	(183.9)	—	(1.9)	167.6	(23.3)

Effect of exchange rate changes on cash	(0.4)	—	(0.4)	(0.4)	—	(1.2)

Net (decrease) increase in cash & cash equivalents	(6.4)	0.4	9.0	1.2	—	4.2

Cash & cash equivalents, beginning of period	8.7	1.5	8.4	5.4	—	24.0

Cash & cash equivalents, end of period	$2.3	$1.9	$17.4	$6.6	$—	$28.2

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 2, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income (loss)	$8.3	$(2.6)	$7.8	$1.9	$(8.2)	$7.2
Depreciation & amortization	1.5	8.6	7.5	1.5	—	19.1
Amortization of financing fees	0.1	0.4	0.1	—	—	0.6
Share-based compensation expense	—	1.1	—	—	—	1.1
Increase (decrease) in deferred income taxes	—	9.8	(0.1)	—	—	9.7
Equity income (loss), net of distributions	6.9	1.4	(0.1)	—	(8.2)	—
Intercompany transactions	2.5	3.0	—	—	(5.5)	—
Lease contract termination payments	—	(0.6)	—	—	—	(0.6)
Other non-cash items	0.5	(0.1)	(0.3)	—	—	0.1
Net change in operating assets and liabilities	(3.3)	20.5	(13.0)	(0.3)	21.9	25.8

Net cash provided by operating activities	16.5	41.5	1.9	3.1	—	63.0

Investing Activities
Acquisitions	—	(507.7)	—	—	—	(507.7)
Additions to property, plant & equipment	(1.1)	(6.9)	(3.4)	—	—	(11.4)
Additions to intangibles and other assets	—	(0.2)	—	—	—	(0.2)
Proceeds from disposal of property, plant & equipment	—	(0.1)	0.1	0.5	—	0.5
Advances to affiliates	—	—	(3.2)	(2.1)	5.3	—

Net cash used in investing activities	(1.1)	(514.9)	(6.5)	(1.6)	5.3	(518.8)

Financing Activities
Payments of long-term debt	—	(1.1)	—	(0.1)	—	(1.2)
Issuance of long-term debt	—	375.0	—	—	—	375.0
Borrowings under ABL	—	148.8	16.9	—	—	165.7
Payments under ABL	—	(106.7)	(19.5)	—	—	(126.2)
Advances from affiliates	2.1	3.2	—	—	(5.3)	—
Distributions to non-controlling interests	—	—	—	(2.8)	—	(2.8)
Issuance of common shares, net of offering fees	71.1	—	—	—	—	71.1
Intercompany investments	(89.8)	71.1	18.7	—	—	—
Financing fees	—	(14.0)	—	—	—	(14.0)

Net cash (used in) provided by financing activities	(16.6)	476.3	16.1	(2.9)	(5.3)	467.6

Effect of exchange rate on cash	0.5	—	0.2	0.1	—	0.8

Net (decrease) increase in cash & cash equivalents	(0.7)	2.9	11.7	(1.3)	—	12.6

Cash & cash equivalents, beginning of period	9.7	1.6	2.7	6.3	—	20.3

Cash & cash equivalents, end of period	$9.0	$4.5	$14.4	$5.0	$—	$32.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income (loss)	$49.5	$(5.7)	$46.1	$3.3	$(40.6)	$52.6
Depreciation & amortization	4.5	26.1	36.2	4.6	—	71.4
Amortization of financing fees	0.2	2.5	0.2	—	—	2.9
Share-based compensation expense	1.0	0.6	0.6	—	—	2.2
Increase (decrease) in deferred income taxes	1.4	(0.5)	(3.0)	(0.2)	—	(2.3)
Loss on disposal of property, plant & equipment	—	0.4	0.1	—	—	0.5
Contract termination payments	(0.8)	(2.3)	—	—	—	(3.1)
Equity (loss) income, net of distributions	(42.8)	(3.5)	5.8	—	40.5	—
Intercompany transactions	15.8	7.8	—	—	(23.6)	—
Other non-cash items	—	1.7	—	—	—	1.7
Net change in operating assets and liabilities	(28.8)	185.0	(242.7)	(3.5)	23.7	(66.3)

Net cash provided by (used in) operating activities	—	212.1	(156.7)	4.2	—	59.6

Investing Activities
Acquisition	—	(25.7)	—	—	—	(25.7)
Additions to property, plant & equipment	(3.5)	(19.9)	(8.0)	—	—	(31.4)
Additions to intangibles and other assets	1.4	(3.5)	(0.5)	(1.3)	—	(3.9)
Proceeds from sale of property, plant & equipment	—	0.1	—	—	—	0.1
Other investing activities	—	(1.8)	—	—	—	(1.8)
Advances to affiliates	—	—	156.1	3.2	(159.3)	—

Net cash (used in) provided by investing activities	(2.1)	(50.8)	147.6	1.9	(159.3)	(62.7)

Financing Activities
Payments of long-term debt	—	(4.8)	—	(0.4)	—	(5.2)
Borrowings under ABL	—	224.1	—	—	—	224.1
Payments under ABL	—	(231.9)	—	—	—	(231.9)
Advances from affiliates	(3.2)	(156.1)	—	—	159.3	—
Distributions to non-controlling interests	—	—	—	(4.2)	—	(4.2)
Exercise of options	—	0.3	—	—	—	0.3
Financing fees	—	(0.1)	—	—	—	(0.1)

Net cash used in financing activities	(3.2)	(168.5)	—	(4.6)	159.3	(17.0)

Effect of exchange rate changes on cash	(0.2)	—	0.5	(0.2)	—	0.1

Net (decrease) increase in cash & cash equivalents	(5.5)	(7.2)	(8.6)	1.3	—	(20.0)

Cash & cash equivalents, beginning of period	7.8	9.1	26.0	5.3	—	48.2

Cash & cash equivalents, end of period	$2.3	$1.9	$17.4	$6.6	$—	$28.2

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 2, 2010
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$42.1	$18.7	$41.9	$3.7	$(62.8)	$43.6
Depreciation & amortization	4.7	26.7	14.1	4.4	—	49.9
Amortization of financing fees	0.3	1.2	0.1	—	—	1.6
Share-based compensation expense	0.6	2.1	0.1	—	—	2.8
Increase (decrease) in deferred income taxes	—	9.8	(0.2)	—	—	9.6
Equity loss, net of distributions	(36.9)	(4.6)	(21.3)	—	62.8	—
Intercompany transactions	6.8	5.7	—	—	(12.5)	—
Lease contract termination payments	—	(5.4)	—	—	—	(5.4)
Other non-cash items	2.6	1.7	—	—	—	4.3
Net change in operating assets and liabilities	(18.5)	10.9	(13.0)	4.2	12.5	(3.9)

Net cash provided by operating activities	1.7	66.8	21.7	12.3	—	102.5

Investing Activities
Acquisitions	—	(507.7)	—	—	—	(507.7)
Additions to property, plant and equipment	(4.2)	(15.8)	(7.8)	(1.7)	—	(29.5)
Additions to intangibles and other assets	—	(3.6)	—	—	—	(3.6)
Proceeds from disposal of property, plant & equipment	—	0.2	0.2	0.5	—	0.9
Advances to affiliates	21.0	—	(9.2)	(4.5)	(7.3)	—

Net cash provided by (used in) investing activities	16.8	(526.9)	(16.8)	(5.7)	(7.3)	(539.9)

Financing Activities
Payments of long-term debt	0.1	(17.1)	—	(0.3)	—	(17.3)
Issuance of long-term debt	—	375.0	—	—	—	375.0
Borrowings under ABL	—	248.3	59.4	—	—	307.7
Payments under ABL	—	(218.1)	(59.7)	—	—	(277.8)
Advances from affiliates	4.5	9.2	(21.0)	—	7.3	—
Distributions to non-controlling interests	—	—	—	(5.5)	—	(5.5)
Issuance of common shares, net of offering fees	71.1	—	—	—	—	71.1
Intercompany investments	(89.8)	71.1	18.7	—	—	—
Financing fees	—	(14.2)	—	—	—	(14.2)

Net cash (used in) provided by financing activities	(14.1)	454.2	(2.6)	(5.8)	7.3	439.0

Effect of exchange rate on cash	0.4	—	(0.1)	0.1	—	0.4

Net increase (decrease) in cash & cash equivalents	4.8	(5.9)	2.2	0.9	—	2.0

Cash & cash equivalents, beginning of period	4.2	10.4	12.2	4.1	—	30.9

Cash & cash equivalents, end of period	$9.0	$4.5	$14.4	$5.0	$—	$32.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended January 1, 2011 (the “2010 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2010 Annual Report.

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

The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays and weather fluctuations. This seasonality also causes our working capital needs to fluctuate, with inventory being higher in the first half of the year to meet the peak summer demand and accounts receivable declining in the fall as customers pay their higher-than-average outstanding balances from the summer deliveries.

Retailer brand suppliers, such as us, typically operate at low margins and therefore relatively small changes in cost structures can materially impact results.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our largest commodities are polyethylene terephthalate (“PET”) resin, aluminum, corn, fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. We have entered into fixed price commitments for the majority of our forecasted aluminum and fruit requirements for the remainder of 2011, as well as over half of our aluminum requirements and a portion of our fruit requirements for 2012.

On August 17, 2010, we completed the acquisition (the “Cliffstar Acquisition”) of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $507.0 million payable in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. The estimated working capital amount was subject to final adjustment and on February 11, 2011, the parties agreed that the final working capital amount was $3.0 million as compared to the original estimate of $7.7 million.

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration will be subject to a binding arbitration process under the terms of the asset purchase agreement. The final resolution of these matters may result in amounts payable to the seller that materially vary from our current estimated fair value; however, we are currently not able to estimate a range of such amounts. Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Operations. Also, during the third quarter of 2011, Cott made a payment equal to $4.7 million to satisfy the first of three annual deferred consideration payments.

In the U.S., we have been supplying Walmart with private label carbonated soft drinks (“CSDs”) under an exclusive supply agreement dated December 21, 1998, between our wholly-owned subsidiary Cott Beverages Inc. and Walmart Stores, Inc. (the “Exclusive U.S. Supply Contract”). We also supply Walmart and its affiliated companies with a variety of products on a non-exclusive basis in the United States, Canada, United Kingdom and Mexico, including CSDs, clear, still and sparkling flavored waters, juice, juice-based products, bottled water, energy drinks and ready-to-drink teas. On January 27, 2009, we received written notice from Walmart stating that Walmart was exercising its right to terminate, without cause, the Exclusive U.S. Supply Contract. The termination is effective on January 28, 2012. This has the effect of returning our relationship to more typical market terms over time, and allows Walmart to introduce other suppliers in the future, if it so desires. The termination provision of the Exclusive U.S. Supply Contract provides for our exclusive right to supply CSDs to Walmart in the U.S. to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we had the exclusive right to supply at least two-thirds of Walmart’s total CSD volumes in the United States during the first 12 months of the Notice Period, and we had the exclusive right to supply at least one-third of Walmart’s total CSD volumes in the United States during the second 12 months of the Notice Period. During the final 12 months of the Notice Period, there is no minimum supply requirement. Notwithstanding the notice of termination of the Exclusive U.S. Supply Contract, we continue to supply Walmart with all of its private label CSDs in the U.S. However, should Walmart choose to introduce an additional supplier to fulfill a portion of its requirements for its private label CSDs, our operating results could be materially adversely affected. Sales to Walmart for the nine months ended October 1, 2011 and October 2, 2010 accounted for 31.9% and 30.6% of total revenue, respectively.

Summary financial results

Our net income for the three months ended October 1, 2011 (the “third quarter”) and the nine months ended October 1, 2011 (“first nine months of 2011” or “year to date”) was $16.2 million or $0.17 per diluted share and $49.5 million or $0.52 per diluted share, respectively, compared with net income of $5.8 million or $0.07 per diluted share and $39.6 million or $0.47 per diluted share for the three and nine months ended October 2, 2010, respectively.

The following items of significance impacted our financial results for the third quarter and first nine months of 2011:

•	the Cliffstar Acquisition contributed $401.7 million to revenue and $26.8 million to operating income on a year to date basis;

•	our gross margins were 11.1% and 12.6% for the third quarter and year to date, respectively, compared to 13.8% and 15.5%, respectively, from the comparable prior year period;

•

our revenue increased 40.1% year to date from the comparable prior year period. Absent foreign exchange impact, revenue increased 38.0% year to date from the comparable prior year period, due primarily to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition and foreign exchange, revenue increased 6.5% year to date from the comparable prior year period;

•

our filled beverage 8-ounce equivalents (“beverage case volume”) increased 20.5% year to date due primarily to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition, our year to date beverage case volume increased 5.4% on a consolidated basis and 4.6% in North America;

•

our selling, general and administrative (“SG&A”) expenses for the first nine months of 2011 increased to $128.3 million from $114.2 million in the comparable prior year period, due primarily to the Cliffstar Acquisition, offset in part by a reduction to certain employee-related costs, information technology costs and professional fees;

•

our interest expense increased to $43.4 million year to date from $22.6 million in the comparable prior year period due primarily to the issuance in the prior year period of $375.0 million of senior notes that are due on September 1, 2018 (the “2018 Notes”);

•	the decrease in other expense of $1.5 million year to date was due primarily to the write-off of financing fees in the comparable prior year period; and

•

a year to date income tax benefit of $1.7 million compared to income tax expense of $13.9 million in the comparable prior year period, due primarily to lower pretax income in the United States and Canada, the reorganization of our legal entity structure and refinancing of intercompany debt.

The following items of significance impacted our financial results for the third quarter and first nine months of 2010:

•

the Cliffstar Acquisition contributed $80.2 million or a 6.6% increase in revenue in the first nine months of 2010 due primarily to beverage case volume of 20.7 million, $5.0 million of SG&A costs, and $1.1 million of operating income;

•	the transaction costs related to the Cliffstar Acquisition, which are included in SG&A costs, were $6.4 million and $7.5 million for the three and nine months ended October 2, 2010, respectively;

•

our gross margins were 13.8% for the third quarter compared to 15.8% from the comparable prior year period. The Cliffstar Acquisition represents the decline of 1.4% as Cliffstar’s gross margin is lower than our gross margin due primarily to purchase accounting adjustments. Gross margins remained flat for the nine months ended October 2, 2010;

•	our revenue increased $82.0 million and $63.8 million in the third quarter and year-to-date, respectively, compared to the same periods in 2009;

•

excluding the impact of the Cliffstar Acquisition, North America beverage case volume increased 4.3% in the third quarter from the comparable prior year period due primarily to decreased promotional activity by national brands; increased competition in that segment led to year-to-date beverage case volume decline of 3.4% in that segment from the comparable prior year period;

•

lower retail performance and co-pack activity in the U.K. led to a decrease in revenue of 4.9% in the third quarter; new customer gains and improved product mix contributed to year-to-date beverage case volume improvement in that segment of 3.2% from the comparable prior year period;

•

an increase in the foreign exchange rate for the Canadian dollar and Mexican peso as compared to the U.S. dollar resulted in a $12.2 million favorable impact on revenues and a $1.6 million favorable impact on gross profit in the first nine months of 2010;

•	the increase in other expenses of $3.1 million was due to the write-off of financing fees of $1.4 million and foreign exchange losses of $1.7 million in the first nine months of 2010; and

•

tax expense of $13.9 million in the first nine months of 2010 as compared to a tax benefit of $10.7 million in the comparable prior year period. The prior year benefit included favorable reversals of $16.6 million of accruals related to uncertain tax positions.

Non-GAAP Measures

In this report, we supplement our reporting of revenue determined in accordance with GAAP by excluding the impact of foreign exchange to separate the impact of currency exchange rate changes from Cott’s results of operations and, in some cases, by excluding the impact of the Cliffstar Acquisition. Additionally, Cott supplements its reporting of SG&A, cost of sales, gross profit, and operating income in accordance with GAAP by excluding the impact of the Cliffstar Acquisition. Cott excludes these items to better understand trends in the business and the impact of the Cliffstar Acquisition. Because Cott uses these adjusted financial results in the management of its business and to understand business performance independent of the Cliffstar Acquisition, management believes this supplemental information is useful to investors for their independent evaluation and understanding of Cott’s core business performance and the performance of its management. The non-GAAP financial measures described above are in addition to, and not meant to be considered superior to, or a substitute for, Cott’s financial statements prepared in accordance with GAAP. In addition, the non-GAAP financial measures included in this report reflect management’s judgment of particular items, and may be different from, and therefore may not be comparable to, similarly titled measures reported by other companies.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended October 1, 2011 and October 2, 2010, respectively:

	For the Three Months Ended				For the Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue	611.3	100.0	486.9	100.0	1,785.4	100.0	1,274.5	100.0
Cost of sales	543.7	88.9	419.8	86.2	1,560.2	87.4	1,076.7	84.5

Gross profit	67.6	11.1	67.1	13.8	225.2	12.6	197.8	15.5
Selling, general, and administrative expenses	38.1	6.2	47.3	9.7	128.3	7.2	114.2	9.0
Loss on disposal of property, plant & equipment	0.5	0.1	0.3	0.1	0.5	0.0	0.4	—
Restructuring	—	—	—	—	—	—	(0.5)	—

Operating income	29.0	4.8	19.5	4.0	96.4	5.4	83.7	6.5
Other expense, net	1.3	0.2	1.3	0.3	2.1	0.1	3.6	0.3
Interest expense, net	14.4	2.4	10.3	2.1	43.4	2.4	22.6	1.8

Income before income taxes	13.3	2.2	7.9	1.6	50.9	2.9	57.5	4.4
Income tax (benefit) expense	(4.0)	(0.7)	0.7	0.1	(1.7)	(0.1)	13.9	1.1

Net income	17.3	2.9	7.2	1.5	52.6	3.0	43.6	3.3

Less: Net income attributable to non-controlling interests	1.1	0.2	1.4	0.3	3.1	0.2	4.0	0.3

Net income attributed to Cott Corporation	16.2	2.7	5.8	1.2	49.5	2.8	39.6	3.0

Depreciation & amortization	24.0	3.9	19.1	3.9	71.4	4.0	49.9	3.9

The following table summarizes our revenue and operating income by operating segment for the three and nine months ended October 1, 2011 and October 2, 2010, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. Dollars)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenue
North America	$468.1	$371.8	$1,388.2	$935.8
United Kingdom	124.5	96.6	336.8	277.5
Mexico	12.7	12.4	40.3	38.3
RCI	6.0	6.1	20.1	22.9

Total	$611.3	$486.9	$1,785.4	$1,274.5

Operating income (loss)
North America	$19.8	$12.6	$70.6	$63.7
United Kingdom	8.3	7.3	22.7	19.0
Mexico	(0.9)	(1.2)	(3.0)	(5.2)
RCI	1.8	0.8	6.1	6.2

Total	$29.0	$19.5	$96.4	$83.7

Revenues are attributed to operating segments based on the location of the plant.

The following table summarizes our beverage case volume by operating segment for the three and nine months ended October 1, 2011 and October 2, 2010, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions of cases)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Volume 8oz. equivalent cases - Total Beverage (including concentrate)
North America	207.5	186.0	620.3	505.5
United Kingdom	55.6	49.7	157.3	147.7
Mexico	8.7	8.3	28.9	26.7
RCI	60.2	60.9	204.3	236.9

Total	332.0	304.9	1,010.8	916.8

Volume 8oz. equivalent cases – Filled Beverage
North America	188.1	167.4	557.3	445.3
United Kingdom	53.0	45.8	145.8	135.3
Mexico	8.7	8.3	28.9	26.7
RCI	—	—	—	0.1

Total	249.8	221.5	732.0	607.4

The following tables summarize revenue and volume by product for the three and nine months ended October 1, 2011 and October 2, 2010, respectively:

For the Three Months Ended October 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$192.8	$47.5	$9.6	$—	$249.9
Juice	144.1	3.4	0.7	—	148.2
Concentrate	2.5	0.7	—	6.0	9.2
All other products	128.7	72.9	2.4	—	204.0

Total	$468.1	$124.5	$12.7	$6.0	$611.3

For the Three Months Ended October 1, 2011
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
8oz. volume
Carbonated soft drinks	90.9	25.5	6.0	—	122.4
Juice	32.5	1.0	0.8	—	34.3
Concentrate	19.5	2.6	—	60.2	82.3
All other products	64.6	26.5	1.9	—	93.0

Total	207.5	55.6	8.7	60.2	332.0

For the Nine Months Ended October 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$549.8	$134.4	$31.2	$—	$715.4
Juice	456.3	9.6	2.4	—	468.3
Concentrate	6.8	2.4	—	20.1	29.3
All other products	375.3	190.4	6.7	—	572.4

Total	$1,388.2	$336.8	$40.3	$20.1	$1,785.4

For the Nine Months Ended October 1, 2011
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
8oz. volume
Carbonated soft drinks	262.0	73.2	20.5	—	355.7
Juice	104.4	2.7	2.1	—	109.2
Concentrate	63.1	11.4	—	204.3	278.8
All other products	190.8	70.0	6.3	—	267.1

Total	620.3	157.3	28.9	204.3	1,010.8

For the Three Months Ended October 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$181.1	$37.1	$10.6	$—	$228.8
Juice	75.8	3.1	0.1	—	79.0
Concentrate	1.8	1.0	—	6.1	8.9
All other products	113.1	55.4	1.7	—	170.2

Total	$371.8	$96.6	$12.4	$6.1	$486.9

For the Three Months Ended October 2, 2010
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
8oz. volume
Carbonated soft drinks	88.6	23.9	6.6	—	119.1
Juice	19.4	0.9	0.1	—	20.4
Concentrate	18.6	3.9	—	60.9	83.4
All other products	59.4	21.0	1.6	—	82.0

Total	186.0	49.7	8.3	60.9	304.9

For the Nine Months Ended October 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$531.5	$109.6	$33.1	$—	$674.2
Juice	78.3	8.4	0.6	—	87.3
Concentrate	5.7	3.6	—	22.9	32.2
All other products	320.3	155.9	4.6	—	480.8

Total	$935.8	$277.5	$38.3	$22.9	$1,274.5

For the Nine Months Ended October 2, 2010
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
8oz. volume
Carbonated soft drinks	257.9	71.3	21.4	—	350.6
Juice	19.6	2.4	0.5	—	22.5
Concentrate	60.1	12.4	—	236.9	309.4
All other products	167.9	61.6	4.8	—	234.3

Total	505.5	147.7	26.7	236.9	916.8

Results of operations

The following table summarizes the change in revenue by operating segment for the three and nine months ended October 1, 2011, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	October 1, 2011
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$124.4	$96.3	$27.9	$0.3	$(0.1)

Impact of foreign exchange[1]	(7.0)	(2.7)	(3.8)	(0.5)	—

Change excluding foreign exchange	$117.4	$93.6	$24.1	$(0.2)	$(0.1)

Percentage change in revenue	25.5%	25.9%	28.9%	2.4%	-1.6%

Percentage change in revenue excluding foreign exchange	24.1%	25.2%	24.9%	-1.6%	-1.6%

Impact of Cliffstar Acquisition	(73.2)	(73.2)	—	—	—

Change excluding foreign exchange and Cliffstar Acquisition	$44.2	$20.4	$24.1	$(0.2)	$(0.1)

Percentage change in revenue excluding foreign exchange and Cliffstar Acquisition	9.1%	5.5%	24.9%	-1.6%	-1.6%

	For the Nine Months Ended
(in millions of U.S. dollars)	October 1, 2011
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$510.9	$452.4	$59.3	$2.0	$(2.8)

Impact of foreign exchange[1]	(26.0)	(7.9)	(15.9)	(2.2)	—

Change excluding foreign exchange	$484.9	$444.5	$43.4	$(0.2)	$(2.8)

Percentage change in revenue	40.1%	48.3%	21.4%	5.2%	-12.2%

Percentage change in revenue excluding foreign exchange	38.0%	47.5%	15.6%	-0.5%	-12.2%

Impact of Cliffstar Acquisition	(401.7)	(401.7)	—	—	—

Change excluding foreign exchange and Cliffstar Acquisition	$83.2	$42.8	$43.4	$(0.2)	$(2.8)

Percentage change in revenue excluding foreign exchange and Cliffstar Acquisition	6.5%	4.6%	15.6%	-0.5%	-12.2%

[1]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes revenue, cost of sales, cost of sales as a percentage of revenue, gross profit, gross profit as a percentage of revenue, SG&A expenses, and operating income for the three and nine months ended October 1, 2011 and October 2, 2010, respectively:

	For the Three Months Ended
			October 1, 2011			October 2, 2010
		Impact of	Excluding Impact of		Impact of	Excluding Impact of
(in millions of U.S. dollars)	October 1, 2011	Cliffstar Acquisition	Cliffstar Acquisition	October 2, 2010	Cliffstar Acquisition	Cliffstar Acquisition
Revenue, net	$611.3	$153.4	$457.9	$486.9	$80.2	$406.7
Cost of sales	543.7	142.5	401.2	419.8	74.1	345.7

Gross profit	67.6	10.9	56.7	67.1	6.1	61.0

Gross profit as a percentage of revenue	11.1%	7.1%	12.4%	13.8%	7.6%	15.0%
Cost of sales as a percentage of revenue	88.9%	92.9%	87.6%	86.2%	92.4%	85.0%
SG&A expenses[1]	38.1	7.1	29.1	47.3	5.0	35.3

Operating income	29.0	3.8	27.1	19.5	1.1	25.4

	For the Nine Months Ended
			October 1, 2011			October 2, 2010
		Impact of	Excluding Impact of		Impact of	Excluding Impact of
(in millions of U.S. dollars)	October 1, 2011	Cliffstar Acquisition	Cliffstar Acquisition	October 2, 2010	Cliffstar Acquisition	Cliffstar Acquisition
Revenue, net	$1,785.4	$481.9	$1,303.5	$1,274.5	$80.2	$1,194.3
Cost of sales	1,560.2	432.3	1,127.9	1,076.7	74.1	1,002.6

Gross profit	225.2	49.6	175.6	197.8	6.1	191.7

Gross profit as a percentage of revenue	12.6%	10.3%	13.5%	15.5%	7.6%	16.1%
Cost of sales as a percentage of revenue	87.4%	89.7%	86.5%	84.5%	92.4%	83.9%
SG&A expenses[1]	128.3	22.8	102.5	114.2	5.0	101.1

Operating income	96.4	26.8	72.6	83.7	1.1	90.7

[1]

The impact of the Cliffstar Acquisition on SG&A expenses of $7.1 million and $22.8 million for the third quarter and year to date, and $5.0 million and $5.0 million in the comparable prior year periods, does not include acquisition adjustments of $1.9 million and $3.0 million for the third quarter and year to date, and $7.0 million and $8.1 million in the comparable prior year periods, which also affects operating income.

Revenue – Revenue increased $124.4 million or 25.5% and $510.9 million or 40.1% in the third quarter and year to date, respectively, from the comparable prior year periods. The Cliffstar Acquisition contributed $73.2 million and $401.7 million to revenue in the third quarter and year to date, respectively. Excluding the impact of the Cliffstar Acquisition and foreign exchange, revenue increased 9.1% and 6.5% in the third quarter and year to date, respectively.

North America revenue increased $96.3 million or 25.9% and $452.4 million or 48.3% in the third quarter and year to date, respectively, from the comparable prior year periods. The impact of the Cliffstar Acquisition on revenue was $73.2 million and $401.7 million in the third quarter and year to date, respectively. Excluding the impact of foreign exchange and the Cliffstar Acquisition, revenue increased 5.5% and 4.6% in the third quarter and year to date, respectively, due primarily to a 4.1% and 4.8% increase in beverage case volume in the third quarter and year to date, respectively. Net selling price per beverage case (which is net revenue divided by beverage case volume) increased 12.2% and 18.6% in the third quarter and year to date, respectively, from the comparable prior year periods. The increase in the third quarter and year to date was due primarily to improved product mix related to juice volume resulting from the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition, net selling price per beverage case increased 3.7% and 1.0% in the third quarter and year to date, respectively.

U.K. revenue increased $27.9 million or 28.9% and $59.3 million or 21.4% in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to improved product mix (primarily increases in energy and sports isotonic products). Net selling price per beverage case increased 11.4% and 12.7% for the third quarter and year to date, respectively, from the comparable prior year periods, due primarily to price increases implemented to mitigate rising commodity costs and improved product mix. Absent foreign exchange impact, U.K. revenue increased 24.9% and 15.6% in the third quarter and year to date, respectively.

Mexico revenue increased $0.3 million or 2.4% and $2.0 million or 5.2% in the third quarter and year to date, respectively, from the comparable prior year periods, due primarily to an increase in volume offset in part by a 2.0% and 2.8% decrease in net selling price per beverage case for the third quarter and year to date, respectively. Absent foreign exchange impact, Mexico revenue decreased 1.6% and remained flat for the third quarter and year to date, respectively, from the comparable prior year periods.

RCI revenue remained flat and decreased $2.8 million or 12.2% in the third quarter and year to date, respectively, from the comparable prior year periods. The year to date decrease was due largely to a decline in volume of 13.8% related primarily to the timing of shipments and the impact of political matters in the Middle East. Net selling price per case remained flat in the third quarter and year to date, respectively, from the comparable prior year periods. RCI primarily sells concentrate.

Cost of Sales – Cost of sales represented 88.9% and 87.4% of revenue in the third quarter and year to date, respectively, compared to 86.2% and 84.5% in the comparable prior year periods. Excluding the impact of the Cliffstar Acquisition, cost of sales represented 87.6% and 86.5% of revenue for the third quarter and year to date, respectively. The increase in cost of sales was due primarily to higher commodity costs. Variable costs represented 78.9% and 77.3% of total sales in the third quarter and year to date, respectively, and 76.0% and 74.4%, respectively, in the comparable prior year periods. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

Gross Profit – Gross profit as a percentage of revenue decreased to 11.1% and 12.6% in the third quarter and year to date, respectively, from 13.8% and 15.5% in the comparable prior year periods. Excluding the impact of the Cliffstar Acquisition, gross profit as a percentage of revenue declined to 12.4% and 13.5% in the third quarter and year to date, respectively, from 15.0% and 16.1% in the comparable prior year periods due primarily to North America product mix and high commodity costs.

Selling, General and Administrative Expenses – SG&A decreased $9.2 million or 19.5% and increased $14.1 million or 12.3% in the third quarter and year to date, respectively, from the comparable prior year periods. The Cliffstar Acquisition contributed $7.1 million and $22.8 million of SG&A costs in the third quarter and year to date, respectively and $5.0 million of SG&A costs in the three and nine months ended October 2, 2010, respectively. Excluding the impact of the Cliffstar Acquisition, SG&A decreased $6.2 million or 17.6% and $1.4 million or 1.4% in the third quarter and year to date, respectively, from the comparable prior year periods. The decrease in the third quarter and year to date was due primarily to a reduction in employee-related costs, information technology costs, and professional fees. As a percentage of revenue, SG&A decreased to 6.2% in the third quarter from 9.7% in the comparable prior year period. Year to date, SG&A as a percentage of revenue decreased to 7.2% from 9.0% in the comparable prior year period.

Operating Income – Operating income was $29.0 million and $96.4 million in the third quarter and year to date, respectively, compared to $19.5 million and $83.7 million, respectively, in the comparable prior year periods. The Cliffstar Acquisition contributed $3.8 million and $26.8 million to operating income in the third quarter and year to date, respectively, and contributed $1.1 million to operating income for the three and nine months ended October 2, 2010, respectively. Excluding the impact of the Cliffstar Acquisition, operating income increased $1.7 million or 6.7% and decreased $18.1 million or 20.0% in the third quarter and year to date, respectively.

Other Expense (Income) – Other expense remained flat in the third quarter from the comparable prior year period. Other expense decreased $1.5 million year to date from the comparable prior year period due primarily to a $1.4 million write-off of financing fees in the prior year period.

Interest Expense – Interest expense increased $4.1 million and $20.8 million in the third quarter and year to date, respectively, from the comparable prior year periods, due primarily to a higher average debt balance resulting from the issuance of the 2018 Notes in the third quarter of 2010.

Income Taxes – We recorded income tax benefit of $4.0 million and $1.7 million in the third quarter and year to date, respectively, compared with expense of $0.7 million and $13.9 million in the comparable prior year periods. The decrease was due primarily to lower pretax income in the United States and Canada, the reorganization of our legal entity structure and refinancing of intercompany debt. The reorganization of our legal entity structure and refinancing of intercompany debt is expected to result in a long term reduction of Cott’s effective tax rate versus the statutory rate. The third quarter’s benefit includes favorable adjustments related to audit settlements and a tax rate change.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three and nine months ended October 1, 2011 and October 2, 2010, respectively, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net cash provided by operating activities	$63.9	$63.0	$59.6	$102.5
Net cash used in investing activities	(35.2)	(518.8)	(62.7)	(539.9)
Net cash (used in) provided by financing activities	(23.3)	467.6	(17.0)	439.0
Effect of exchange rate changes on cash	(1.2)	0.8	0.1	0.4

Net increase (decrease) in cash & cash equivalents	4.2	12.6	(20.0)	2.0
Cash & cash equivalents, beginning of period	24.0	20.3	48.2	30.9

Cash & cash equivalents, end of period	$28.2	$32.9	$28.2	$32.9

Financial, and Capital Resources and Liquidity

As of October 1, 2011, we had total debt of $609.3 million and $28.2 million of cash and cash equivalents compared to $665.7 million of debt and $32.9 million of cash and cash equivalents as of October 2, 2010.

We believe that our level of resources, which includes cash on hand, available borrowings under our asset-based lending credit facility (the “ABL facility”) and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations or if the ABL facility, the 8.375% senior notes that are due on November 15, 2017 (the “2017 Notes”), or the 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending the credit agreement governing our ABL facility or the indentures governing our 2017 Notes and 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend primarily on our ability to retain a substantial amount of volume from our key customers and maintain the profitability of our business. If we do not generate sufficient cash from operations or have excess debt availability to meet our expenses and debt service obligations or if the ABL facility, the 2017 Notes or the 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility, the indenture governing the 2017 Notes, or the indenture governing the 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to borrow available amounts under the ABL facility, increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of October 1, 2011, our total availability under the ABL facility was $275.0 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of October 15, 2011 (the September month-end under the terms of the credit agreement governing our ABL facility), and we had no ABL borrowings outstanding and $9.8 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $265.2 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

We may, from time to time, depending on market conditions, including without limitation whether the 2017 Notes or 2018 Notes are then trading at discounts to their respective face amounts, repurchase the 2017 Notes or 2018 Notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in aggregate, may be material. However, the covenants in our ABL facility subject such purchases to certain limitations and conditions.

Operating activities

Cash provided by operating activities year to date was $59.6 million compared to $102.5 million in the comparable prior year period. The $42.9 million decrease was due primarily to timing of accounts payable and higher commodity costs, and an income tax recoverable in the comparable prior year period.

Investing activities

Cash used in investing activities was $62.7 million year to date compared to $539.9 million in the comparable prior year period, with the $477.2 million decrease due primarily to the Cliffstar Acquisition in the comparable prior year period.

Financing activities

Cash used in financing activities was $17.0 million year to date compared to cash provided of $439.0 million in the comparable prior year period. The change was due primarily to the issuance of the 2018 Notes and the underwritten public offering of 13.4 million common shares at a price of $5.67 per share (the “Equity Offering”) in the prior year period.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of October 1, 2011.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 1, 2011.

Debt

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our North America, U.K. and Mexico operating segments. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the issuance of the 2018 Notes and the application of net proceeds therefrom, the Equity Offering and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility. The financing fees are being amortized using the effective interest method over a four-year period, which represents the duration of the ABL facility.

As of October 1, 2011, we had no borrowings under the ABL facility outstanding. The commitment fee was 0.5% per annum of the unused commitment, which was $265.2 million as of October 1, 2011.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of the 2018 Notes. The issuer of the 2018 Notes is our wholly-owned subsidiary Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

We incurred $8.6 million of financing fees in connection with the 2018 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the duration of the 2018 Notes.

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

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the duration of the 2017 Notes.

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

ABL Facility

Under the credit agreement governing the ABL facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of (a) $30.0 million and (b) the lesser of (i) 12.5% of the amount of the aggregate borrowing base or (ii) $37.5 million. Although the covenant was not triggered as of October 1, 2011, our fixed charge coverage ratio as calculated under this covenant was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. The credit agreement governing the ABL facility requires us to maintain aggregate excess availability of at least $15.0 million. We were in compliance with all of the applicable covenants under the ABL facility on October 1, 2011.

Capital Structure

Since January 1, 2011, equity has increased by $47.9 million. The increase was primarily the result of net income of $49.5 million, the issuance of $1.1 million in treasury stock related to stock-based awards that vested during the first nine months of 2011, and $1.5 million of share-based compensation expense, offset in part by an increase in other comprehensive loss of $4.1 million related primarily to a foreign currency translation loss on the net assets of self-sustaining foreign operations.

Dividend Payments

There are certain restrictions on the payment of dividends under our ABL facility and under the indentures governing the 2017 Notes and 2018 Notes. No dividends payments were made during the first nine months of 2011 or in 2010 and we do not expect to pay dividends in the forseeable future.

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

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

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

Currency Exchange Rate Risk

The Company’s North America operating segment purchases a portion of its inventory for its Canadian operations through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian operations. These inventory purchases are subject to exposure from movements in exchange rates. The Company uses foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities of less than one year. As of October 1, 2011, the Company had outstanding foreign exchange forward contracts with notional amounts of $6.8 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long- term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of October 1, 2011, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $9.8 million outstanding letters of credit) would result in less than $0.1 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at October 1, 2011 was 8.2%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended January 1, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 1, 2011 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were not effective as a result of the material weakness that is described below. We have taken steps and are taking the actions described more fully below under “Remediation Activities” to remediate the material weakness.

As described in the Company’s Form 10-K for the year ended January 1, 2011, the Company did not maintain effective controls over the communication and evaluation of a certain customer’s discount and pricing programs. The Company’s control procedures identified certain differences requiring further investigation, and control procedures in place were either not adequately designed or did not operate effectively to ensure that these differences with financial reporting implications were communicated completely, accurately, and in a timely manner to appropriate accounting personnel. This control deficiency resulted in immaterial pricing errors impacting revenue, accounts receivable and accrued expenses with respect to one of our customers during the quarter ended October 2, 2010 that were corrected through a revision to the Company’s interim financial statements in Note 22 in the Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Additionally, this control deficiency, if not remedied, could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management determined this control deficiency constituted a material weakness and has determined that it continues to exist as of October 1, 2011.

Changes in Internal Control Over Financial Reporting

The remediation efforts noted below represent changes in our internal control over financial reporting during the first nine months of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weakness identified. However, these measures had not been in operation long enough to effectively measure their operating effectiveness and thus, the identified material weakness has not been fully remediated as of October 1, 2011. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Item 1A.	Risk Factors

Reference is made to the detailed description of risk factors in Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended November 4, 2011 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended November 4, 2011 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended November 4, 2011 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended November 4, 2011 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, filed on November 4, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Condensed Consolidated Statements of Comprehensive Income (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: November 4, 2011	/s/ Neal Cravens
Neal Cravens Chief Financial Officer (On behalf of the Company)

Date: November 4, 2011	/s/ Gregory Leiter
Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended November 4, 2011 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended November 4, 2011 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended November 4, 2011 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended November 4, 2011 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, filed on November 4, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Condensed Consolidated Statements of Comprehensive Income (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished herewith).