Form 10-K/A
period 2011-01-01
COTT CORP /CN/
filed 2012-01-31
CIK 884713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents incorporated by reference

None.

EXPLANATORY NOTE

This Form 10-K/A is filed as Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, originally filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2011. This Form 10-K/A is filed solely to indicate that Schedule 1(i) of our Supply Agreement with Crown Cork & Seal USA, Inc., executed December 21, 2010 and effective as of January 1, 2011 (the “Supply Agreement), filed as Exhibit 10.34, has been redacted in connection with our application for confidential treatment with respect to the Supply Agreement. Exhibit 10.34, as redacted, and Item 15(a)(3) of Part IV are being refiled in their entirety. We have not been requested to, and we are not, restating our financial results; this Form 10-K/A does not change our previously reported consolidated financial statements or make any other changes to the Form 10-K for the fiscal year ended January 1, 2011. Only Exhibit 10.34 Item 15(a)(3) of Part IV have been amended, and this amended report does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures in any way other than as required to reflect the resolution of the comments received from the Staff of the Commission with respect to our application for confidential treatment. The filing of this Form 10-K/A shall not be deemed an admission that the original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading. This Form 10-K/A should be read in conjunction with our subsequent filings with the Commission.

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

COTT CORPORATION
(Registrant)

Date: January 31, 2012	/s/ Neal Cravens
Neal Cravens
Chief Financial Officer
(On behalf of the Company)

Date: January 31, 2012	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

Cott Corporation

Exhibit Index

Number	Description

2.1	Agreement Relating to the Sale and Purchase of the Whole of the Issued Share Capital of Macaw (Holdings) Limited, dated August 10, 2005, between Andrew Cawthray and Others and Martyn Rose and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 16, 2005).

2.2	Asset Purchase Agreement, dated as of July 7, 2010, by and among Cott Corporation, Caroline LLC, a wholly-owned subsidiary of Cott Corporation, Cliffstar Corporation, each of the Cliffstar companies named therein, and Stanley Star, solely in his capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed July 9, 2010).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

4.1	Indenture dated as of December 21, 2001 governing the 8.0% Senior Subordinated Notes due in 2011, between Cott Beverages Inc. (as issuer) and HSBC Bank USA (as trustee) (incorporated by reference to Exhibit 4.3 to our Form 10-K filed March 8, 2002).

4.2	Registration Rights Agreement dated as of December 21, 2001, among Cott Beverages Inc., the Guarantors named therein and Lehman Brothers Inc., BMO Nesbitt Burns Corp. and CIBC World Markets Corp. (incorporated by reference to Exhibit 4.4 to our Form 10-K filed March 8, 2002).

4.3	Supplemental Indenture dated as of November 13, 2009 governing the 8.0% Senior Subordinated Notes due 2011, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.4 to our Form 8-K filed on November 16, 2009).

4.4	Indenture dated as of November 13, 2009, governing the 8.375% Senior Notes due 2017, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on November 16, 2009).

4.5	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on November 16, 2009).

4.6	Registration Rights Agreement, dated as of November 13, 2009, among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Barclays Capital Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to our Form 8-K filed on November 16, 2009).

4.7	Indenture dated as of August 17, 2010, governing the 8.125% Senior Notes due 2018, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.8	Form of 8.125% Senior Note due 2018 (included as Exhibit A to Exhibit 4.7, which is incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.9	Registration Rights Agreement, dated as of August 17, 2010, among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Deutsche Bank Securities Inc., as representative to the Initial Purchasers (incorporated by reference to Exhibit 4.3 to our Form 8-K filed August 20, 2010).

Number	Description

10.1 [1]	Supply Agreement, dated December 21, 1998, between Wal-Mart Stores, Inc. and Cott Beverages USA, Inc. (now “Cott Beverages Inc.”) (incorporated by reference to Exhibit 10.1 of our Form 10-K filed March 15, 2011).

10.2 [2]	Second Canadian Employee Share Purchase Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 20, 2001).

10.3 [1]	Supply Agreement executed November 11, 2003, effective January 1, 2002 between Crown Cork & Seal Company, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.14 to our Form 10-Q/A filed August 5, 2004).

10.4 [2]	Share Plan for Non-Employee Directors effective November 1, 2003 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 18, 2004).

10.5 [2]	Employment Offer Letter to Matthew A. Kane, Jr. dated March 12, 2004 (incorporated by reference to Exhibit 10.42 to our Form 10-K filed March 11, 2008).

10.6 [2]	Restated 1986 Common Share Option Plan of Cott Corporation/Corporation Cott as amended through October 20, 2004 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 16, 2005).

10.7 [1]	Amendment to Supply Agreement between Crown Cork & Seal USA, Inc. (successor to Crown Cork & Seal Company, Inc.) and Cott Corporation, dated December 23, 2004 (incorporated by reference to Exhibit 10.17 to our Form 10-K filed March 16, 2005).

10.8 [2]	Cott Corporation Executive Incentive Share Purchase Plan (2008 Restatement) effective December 31, 2006 (incorporated by reference to Exhibit 4.1 of our Form S-8 filed on June 20, 2008).

10.9 [2]	Employment Offer Letter to William Reis dated January 29, 2007 (incorporated by reference to Exhibit 10.43 to our Form 10-K filed March 11, 2008).

10.10 [2]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 11, 2009).

10.11 [2]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007).

10.12 [2]	Amended and Restated Performance Share Unit Plan (incorporated by reference to Exhibit 10.7 to our Form 10-Q filed August 9, 2007).

10.13 [2]	Amended and Restated Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.8 to our Form 10-Q filed August 9, 2007).

10.14 [2]	Employment Offer Letter to Gregory Leiter, executed October 15, 2007 (incorporated by reference to Exhibit 10.41 to our Form 10-K filed March 11, 2008).

10.15 [2]	Employment Offer Letter to Jerry Fowden dated February 29, 2008 (incorporated by reference to Exhibit 10.29 to our Form 10-K filed March 11, 2009).

10.16 [1]	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 10, 2010).

10.17 [2]	Employment Agreement with David T. Gibbons dated April 23, 2008 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed May 13, 2008).

Number	Description

10.18	Agreement between Cott Corporation and Crescendo Partners II, L.P., Series I, Crescendo Investments II, LLC, Crescendo Partners III, L.P., Crescendo Investments III, LLC, Eric Rosenfeld, Mark Benadiba, Mario Pilozzi, Csaba Reider, and Greg Monahan, dated June 18, 2008 (incorporated by reference to Exhibit 99.1 to the amended Schedule 13D filed by Crescendo Partners, L.P. on June 20, 2008).

10.19 [2]	Employment Offer Letter to Neal Cravens dated August 19, 2009 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed October 29, 2009).

10.20 [2]	Severance Agreement with Juan Figuereo dated September 1, 2009 and effective October 31, 2009 (incorporated by reference to Exhibit 10.21 to our Form 10-K filed March 16, 2010).

10.21 [2]	Amendment No. 1 to Restated Executive Investment Share Purchase Plan, effective December 28, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 5, 2009).

10.22 [2]	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 24, 2009).

10.23 [2]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K dated February 24, 2009).

10.24 [2]	Amendment to Employment Agreement between Cott Corporation and David T. Gibbons dated February 18, 2009 (incorporated by reference to Exhibit 10.3 to our Form 8-K dated February 24, 2009).

10.25 [2]	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2010).

10.26 [2]	Severance Agreement with Matthew A. Kane, Jr. dated January 26, 2010 and effective February 15, 2010 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 12, 2010).

10.27 [2]	Common Share Option Cancellation and Forfeiture Agreement between Jerry Fowden and Cott Corporation, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 10, 2010).

10.28 [2]	Stock Appreciation Right Cancellation Agreement between Neal Cravens and Cott Corporation, dated August 10, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 10, 2010).

10.29	2010 Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed on April 1, 2010).

10.30	Amendment to 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on May 4, 2010).

10.31	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed November 10, 2010).

10.32	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to our Form 10-Q filed November 10, 2010).

10.33 [2]	Employment Offer Letter to Michael Gibbons dated March 6, 2009 (incorporated by reference to Exhibit 10.33 of our Form 10-K filed March 15, 2011).

10.34 [1]	Supply Agreement executed December 21, 2010, effective January 1, 2011 between Crown Cork & Seal USA, Inc. and Cott Corporation (filed herewith).

10.35 [1]	Termination of Supply Agreement and Release dated as of December 31, 2010 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.35 of our Form 10-K/A filed January 12, 2012).

Number	Description

21.1	List of Subsidiaries of Cott Corporation (incorporated by reference to Exhibit 21.1 of our Form 10-K filed March 15, 2011).

23.1	Consent of Independent Registered Certified Public Accounting Firm (incorporated by reference to Exhibit 23.1 of our Form 10-K filed March 15, 2011).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2011 (incorporated by reference to Exhibit 31.1 of our Form 10-K filed March 15, 2011).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2011 (incorporated by reference to Exhibit 31.2 of our Form 10-K filed March 15, 2011).

31.3	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2011 (incorporated by reference to Exhibit 31.3 of our Form 10-K/A filed January 12, 2012).

31.4	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2011 (incorporated by reference to Exhibit 31.4 of our Form 10-K/A filed January 12, 2012).

31.5	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2011 (filed herewith).

31.6	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2011 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2011 (incorporated by reference to Exhibit 32.1 of our Form 10-K filed March 15, 2011).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 1, 2011 (incorporated by reference to Exhibit 32.2 of our Form 10-K filed March 15, 2011).

[1]	Document is subject to request for confidential treatment.
[2]	Indicates a management contract or compensatory plan.