Form 10-K
period 2011-12-31
COTT CORP /CN/
filed 2012-02-29
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-12 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of July 2, 2011 (based on the closing sale price of $8.56 for the registrant’s common stock as reported on the New York Stock Exchange on July 2, 2011) was $795.2 million.

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made).

The number of shares outstanding of the registrant’s common stock as of February 21, 2012 was 95,101,230.

Documents incorporated by reference

Portions of our definitive proxy circular for the 2012 Annual Meeting of Shareowners, to be filed within 120 days of December 31, 2011, are incorporated by reference in Part III. Such proxy circular, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

Any reference to 2011, 2010 and 2009 corresponds to our fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

Forward-looking statements

In addition to historical information, this report, and the reports and documents incorporated by reference in this report, may contain statements relating to future events and future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Cott Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this report.

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

Our Company

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest beverage companies focusing on private-label and contract manufacturing. Our product lines include carbonated soft drinks (“CSDs”), clear, still and sparkling flavored waters, energy-related drinks, juice, juice-based products, bottled water and ready-to-drink teas, which we produce through five reporting segments—North America (which includes our U.S. operating segment and Canada operating segment), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our international corporate expenses).

We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and our principal executive offices are located at 5519 W. Idlewild Avenue, Tampa, Florida, United States 33634 and 6525 Viscount Road, Mississauga, Ontario, Canada L4V 1H6.

Competitive Strengths

We believe that our competitive strengths will enable us to maintain our position as one of the world’s largest beverage companies with a focus on private-label products and contract manufacturing and will allow us to capitalize on future opportunities to drive sustainable and profitable growth.

Leading Producer of Private-Label Beverages with Diverse Product Portfolio and Contract Manufacturing Capabilities

We currently have the leading private-label market share in each of the United States, Canada, the United Kingdom and Mexico by annual volume of cases produced. Our product lines include CSDs, clear, still and sparkling flavored waters, energy-related drinks, juice, juice-based products, bottled water and ready-to-drink teas. We believe our proven ability to innovate and develop our product portfolio to meet changing consumer demand will position us well to continue to serve our customers and their consumers. We also manufacture beverages on a contract basis for certain customers. During 2011, we launched more than 100 new product stock keeping units (“SKUs”), including new flavor profiles based on successful new product launches by the national brands, new package types and new product category introductions for our customers.

We market or supply over 500 retailer, licensed and Company-owned brands in our four core geographic segments. We sell CSD concentrates and non-carbonated concentrates in over 50 countries. We believe that our leadership position, our broad portfolio offering and our existing infrastructure will enable us to continue to penetrate the private-label and contract manufacturing markets, whether it is winning new customers, launching new product SKUs with existing customers, or supplying retailers who currently self-manufacture.

Extensive, Flexible Manufacturing Capabilities

Our business is supported by our extensive manufacturing network and flexible production capabilities. Our manufacturing footprint encompasses 32 strategically located beverage manufacturing and fruit processing facilities, including 20 in the United States, five in Canada, five in the United Kingdom and one in Mexico, as well as one vertically-integrated global concentrate manufacturing facility in Columbus, Georgia.

We are the only dedicated private-label beverage producer and contract manufacturer with a manufacturing footprint across North America. Manufacturing flexibility is one of our core competencies and is critical to our success, as our products will typically feature customized packaging, design and graphics for our key customers. Our ability to produce multiple SKUs and packages on our production lines and manage complexities through quick-line changeover processes differentiates us from our competition.

High Customer Service Level and Strong Customer Integration

Our business requires a high level of coordination with our customers in areas such as supply chain, product development and customer service. In addition to efficiently managing increased product manufacturing complexity, we have a proven track record of maintaining high service levels across our customer base. We also partner closely with customers on supply chain planning and execution to minimize freight costs, reduce working capital requirements and increase in-store product availability. We work as partners with our customers on new product development and packaging designs. Our role includes providing market expertise as well as knowledge of category trends that may present opportunities for our customers. A high level of customer integration and partnership coupled with a nationwide manufacturing footprint is critical for the development of successful beverage programs for our customers.

Strategic Importance to Our Customers

We have longstanding partnerships with many of the world’s leading retailers in the grocery, mass-merchandise and drug store channels, as well as customers for whom we manufacture beverages on a contract basis, giving our customers access to high-quality, affordable beverages. Our competitive advantages include:

•	private-label and contract manufacturing expertise;

•	vertically integrated, low-cost production platform;

•	one-stop sourcing;

•	category insights and marketing expertise;

•	supply chain and high quality consistency in products; and

•	product innovation and differentiation.

For 2011, our top 10 customers accounted for 55.1% of total revenue. Walmart was the only customer that accounted for more than 10% of our total revenue for the period. We have established long-standing relationships with most of our top 10 customers. As a result of our high product quality and commitment to service, coupled with a national manufacturing footprint, we believe we will continue to play a meaningful role in helping our customers develop strategies to build loyalty with consumers.

Business Strategy

Our primary goal is to maintain long-term profitability and enhance our position as the market leader and preferred supplier of private-label beverages, as well as beverages manufactured on a contract basis, in the markets where we operate. Continued leadership in our core markets will enable us to sustain and grow profitability as we drive for increased penetration and share growth within our core product categories. We believe that the following strategies will help us to achieve our goal.

Maintain Customer Focus

Customer relationships are important for any business, but at Cott, where many of our products bear our customers’ brand names, we must maintain particularly close partnerships with our customers. We will continue to provide our customers with high quality products and great service at an attractive value that will help them provide quality, value-oriented products to their consumers.

We will continue to focus on our high customer service levels as well as innovations through the introduction of new packages, flavors and varieties of beverages. We believe our focus on our customers will enable us to leverage our existing relationships and to develop new ones in existing and new markets. As a fast follower of innovative products, our goal is to identify new products that are succeeding in the marketplace and develop similar products of high quality for our customers to offer their consumers at a better value.

Control Operating Costs

We understand that our long-term success will be closely tied to our ability to remain a low-cost supplier. Effective management of commodity costs is critical to our success, including entering into contract commitments with suppliers of key raw materials such as aluminum sheet metal, high fructose corn syrup (“HFCS”), fruit and fruit concentrates. On an ongoing basis we review our fixed overhead and manufacturing costs for opportunities for further reductions. In 2009, we significantly reduced overhead costs, and in 2010, we implemented more modest cost reductions. In 2011, we transformed the Company’s information technology function from a nearly 100% outsourced, single vendor relationship to a combination of in-house resources and multi-vendor strategy, significantly reducing our total information technology spend.

Control Capital Expenditures and Rigorously Manage Working Capital

Consistent with our status as a low-cost supplier, we leverage our existing manufacturing capacity to maintain an efficient supply chain. We are committed to carefully prioritizing our capital investments that provide the best financial returns for Cott and for our customers, while maintaining safety, efficiency and superior product quality. Our manufacturing facilities operate according to the highest standards of safety and product quality. We perform regular third-party audits of our facilities and are subject to quality audits on behalf of our customers. We will continue to evaluate growth and other opportunities, while remaining mindful of our total capital expenditure targets.

In 2011, our capital expenditures were devoted primarily to maintaining existing beverage production facilities, equipment upgrades in the United States and Canada to meet customer needs, and expanding can and energy-related drink production capability in the United Kingdom.

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

Pursue Select Acquisitions

We believe that opportunities exist for us to enhance our scale, reduce fixed manufacturing costs and broaden our product portfolio. In August 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies pursuant to an Asset Purchase Agreement dated July 7, 2010 for approximately $503.0 million in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million (the “Cliffstar Acquisition”). The Cliffstar Acquisition provided us with a foothold in the North America private- label juice market. We intend to continue to evaluate and pursue strategic opportunities if we believe they would enhance our industry position, strengthen our business and build value for our shareholders.

Principal Markets and Products

We estimate that as of the end of 2011, we produced (either directly or through third party manufacturers with whom we have co-packing agreements) a majority of all retailer brand CSDs and juice, sold in the United States, as well as retailer brand CSDs sold in the U.K.

We have a diversified product portfolio across major beverage categories, including beverages that are on-trend with consumer demand. In 2011, CSDs, juice, concentrate, and all other products represented 40.7%, 25.8%, 1.6% and 31.9%, as a percentage of revenue respectively. We began reporting “Juice” as a separate product category in 2010 following the Cliffstar Acquisition. In 2010, CSDs, juice, concentrate, and all other products represented 50.4%, 13.1%, 2.2% and 34.3%, as a percentage of revenue, respectively. In 2009, CSDs, concentrate, and all other products represented 60.0%, 1.9%, and 38.1%, as a percentage of revenue, respectively.

We believe that opportunities exist to increase sales of beverages in our core markets by leveraging existing customer relationships, capitalizing on cross-selling and up-selling opportunities across our CSD and juice customers, obtaining new customers, manufacturing beverages on a contract basis for new and existing customers, exploring new channels of distribution and introducing new products.

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

We do not anticipate incurring any additional charges related to the North American Plan, the Refocus Plan or the 2009 Restructuring Plan, nor did we incur any such costs in 2011.

Financial Information about Segments

For financial information about reporting segments and geographic areas, see Note 9 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Ingredient and Packaging Supplies

In addition to water, the principal raw materials required to produce our products are aluminum cans and ends, polyethylene terephthalate (“PET”) bottles, preforms and caps, labels, cartons and trays, sweeteners, fruit concentrates and fruit. The cost of these raw materials can fluctuate substantially over time.

Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodity costs, such as aluminum in the case of cans and ends, resin in the case of PET bottles, preforms and caps, corn in the case of HFCS, fruit and fruit concentrates. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or find alternative sources for supply. We also believe there is adequate supply of the ingredient and packaging materials used to produce and package our products.

Generally, we bear the risk of increases in the costs of the ingredient and packaging materials used to produce our products, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase.

Aluminum for cans and ends, resin for PET bottles, preforms and caps, corn for HFCS, fruit and fruit concentrates are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place, on a monthly, quarterly or annual basis.

Crown Cork & Seal USA, Inc. (“CCS”) supplies us with aluminum cans and ends under a contract entered into in 2010 with a multi-year term. The contract provides that CCS will supply our aluminum cans and ends requirements worldwide, subject to certain exceptions. The contract contains pricing mechanisms for certain materials and representations, warranties, indemnities and termination events (including termination events related to bankruptcy or insolvency of either party) that we believe to be customary. In 2011, we had fixed price commitments for a majority of our forecasted aluminum requirements for 2011 and entered into fixed price commitments for over half of our aluminum requirements for 2012 and a portion of our aluminum requirements for 2013.

PET resin prices have fluctuated significantly in recent years as the price of oil has fluctuated and demand for synthetic fibers has increased. Because PET resin is not a traded commodity, no fixed price mechanism has been implemented, and we expect to pay prevailing market prices for our PET resin needs.

Corn has a history of volatile price changes. We expect that corn market prices will continue to fluctuate as a result of an increase in the demand for corn-related products such as HFCS. In 2011, we had fixed price commitments for all of our HFCS requirements for 2011 and entered into fixed price commitments for all of our HFCS requirements for 2012.

Fruit and fruit concentrate prices have been, and we expect them to continue to be, subject to significant volatility. While fruit is available from numerous independent suppliers, these raw materials are subject to fluctuations in price attributable to, among other things, changes in crop size and federal and state agricultural programs. In 2011, we had fixed price commitments for a majority of our fruit concentrate and fruit requirements for 2011 and entered into fixed price commitments for a portion of our fruit concentrate and fruit requirements for 2012.

Trade Secrets, Copyrights, Trademarks and Licenses

We sell the majority of our beverages under retailer brands to customers who own the trademarks associated with those products. We also own registrations, or applications to register, various trademarks that are important to our worldwide business, including Cott®, Red Rain® and Orient Emporium Tea Co.™ in the United States, Canada, the U.K. and the European Union, Stars & Stripes®, Vess®, Vintage®, So Clear® , Shanstar®, Harvest Classic®, Chadwick Bay® and Golden Crown® in the United States, Emerge®, Red Rooster®, Carters®, and Ben Shaws® in the U.K. and the European Union., Stars & Stripes® in Mexico, and RC® in more than 100 countries and territories outside of North America. Moreover, we are licensed to use certain trademarks such as Old Jamaica Ginger Beer™ and Ting™ in the U.K. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Customers

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains, as well as customers for whom we manufacture beverages on a contract basis. For 2011, sales to Walmart accounted for 31.6% (2010—31.0%, 2009—33.5%) of our total revenue, 35.9% of our North America reporting segment revenue (2010—35.3%, 2009—39.4%), 14.6% of our U.K. reporting segment revenue (2010—16.6%, 2009—17.7%) and 44.7% of our Mexico reporting segment revenue (2010—38.9%, 2009—18.4%). Walmart was the only customer that accounted for more than 10% of our total revenue in those periods. Sales to our top ten customers in 2011, 2010 and 2009 accounted for 55.1%, 55.4% and 60.0%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of any customers that individually or in the aggregate represent a significant portion of our revenue, or a decline in sales to these customers, would have a material adverse effect on our operating results and cash flow.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, U.K. and Mexico, including CSDs, clear, still and sparkling flavored waters, juice, juice-based products, bottled water, energy drinks and ready-to-drink teas. In 2011 we supplied Walmart with all of its private label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for such products, our operating results could be materially adversely affected.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $2.5 million in 2011, $3.1 million in 2010 and $3.0 million in 2009 and are included as a component of selling, general and administrative expenses.

Competition

We compete against a wide range of companies that produce, directly and on a contract basis, and sell private-label beverages including CSDs, clear, still and sparkling flavored waters, energy-related drinks, juice, juice-based products, bottled water and ready-to-drink teas. While CSDs and CSD concentrate accounted for 63.1% of our 2011 case volume, they accounted for 42.3% of our 2011 revenue. The non-CSD products generated 36.9% of our 2011 case volume and 57.7% of our 2011 revenue.

We principally compete in the non-alcoholic beverages category, which is highly competitive in each region in which we operate. Competition for incremental volume is intense. The brands owned by the four major national soft drink companies, Coca-Cola, Pepsi, Nestle Waters North America and Dr. Pepper Snapple (formerly Cadbury Schweppes), control 83% of the aggregate take-home volume of the liquid refreshment beverage category. These companies have significant financial resources and spend heavily on promotional programs. They also have direct store delivery systems in North America, which enable their personnel to visit retailers frequently to promote new items, stock shelves and build displays. We also face competition in the juice category from juice brands such as Welch’s, Ocean Spray and Mott’s.

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

A number of states have passed laws setting forth warning or labeling requirements relating to products made for human consumption. For example, the California law known as “Proposition 65” requires that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. This law, and others like it, expose all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label, although products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. From time to time over the past several years, certain of our customers have received notices alleging that the labeling requirements of the relevant state regulation would apply to products manufactured by us and sold by them. There can be no assurance that we will not be adversely affected by actions against our customers or us relating to Proposition 65 or similar “failure to warn” laws.

We currently offer and use non-refillable recyclable containers in the United States and other countries around the world. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and other countries requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, ecotax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States and overseas. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

All of our beverage production facilities and other operations are subject to various environmental protection statutes and regulations, including those of the U.S. Environmental Protection Agency, which pertain to the use of water resources and the discharge of waste water. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our Company’s capital expenditures, net income or competitive position. However, as discussed below, changes in how the Ontario Ministry of the Environment enforces the Ontario Environmental Protection Act could result in our having to make material expenditures for environmental compliance.

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

We believe that the magnitude of the potential fines that we could incur if the Ontario Ministry of the Environment chose to enforce these regulations is such that the costs to us of non-compliance could be, although are not contemplated to be, material. However, our management believes that probability of such enforcement is very remote.

Employees

As of December 31, 2011, we had 3,945 employees, of whom 2,855 were in the North America reporting segment, 819 were in the U.K. reporting segment, 257 were in the Mexico reporting segment and 14 were in the combined RCI/All Other reporting segments. We have entered into numerous collective bargaining agreements covering 844 employees in the United States, Canada and Mexico that contain terms that we believe are typical in the beverage industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.

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

The markets for our products are extremely competitive. In comparison to the major national brand beverage manufacturers, we are a relatively small participant in the industry. We face competition from the national brand beverage manufacturers in all of our markets, both from other retailer brand beverage manufacturers and from other contract beverage manufacturers. If our competitors reduce their selling prices, increase the frequency of their promotional activities in our core market or enter into the production of private-label products or expand their contract manufacturing efforts, if our customers do not allocate adequate shelf space for the beverages we supply, we could experience a decline in our volumes, be forced to reduce pricing, forgo price increases required to offset increased costs of raw materials and fuel, increase capital and other expenditures, or lose market share, any of which could adversely affect our profitability.

We may not be able to respond successfully to consumer trends related to our products.

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

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America, U.K. and Mexico, as well as customers for whom we manufacture beverages on a contract basis. Sales to Walmart, our top customer in 2011, 2010 and 2009 accounted for 31.6%, 31.0% and 33.5%, respectively, of our total revenue. Sales to our top ten customers in 2011, 2010 and 2009 accounted for 55.1%, 55.4% and 60.0%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future.

On January 27, 2009, we received written notice from Walmart stating that Walmart was exercising its right to terminate, without cause, our Exclusive U.S. Supply Contract, effective on January 28, 2012. Pursuant to the terms of the Exclusive U.S. Supply Contract, we were the exclusive supplier to Walmart of retailer brand CSDs in the United States. The termination provision of the Exclusive U.S. Supply Contract provides for exclusivity to be phased out over a period of three years following notice of termination (the “Notice Period”). Accordingly, we had the exclusive right to supply at least two-thirds of Walmart’s total CSD volume in the United States during the first 12 months of the Notice Period, and we had the exclusive right to supply at least one-third of Walmart’s total CSD volume in the U.S. during the second 12 months of the Notice Period. Notwithstanding the termination of the Exclusive U.S. Supply Contract, we continue to supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, U.K. and Mexico, including CSDs, clear, still and sparkling flavored waters, juice, juice-based products, bottled water, energy drinks and ready-to-drink teas.

The loss of Walmart or any significant customer, or customers that in the aggregate represent a significant portion of our revenue, or a material reduction in the amount of business we undertake with any such customer or customers, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if Walmart or any significant customer reacts unfavorably to any pricing of our products or decides to de-emphasize or reduce their product offerings in the categories with which we supply them. At December 31, 2011, we had $248.4 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client.

Our ingredients, packaging supplies and other costs are subject to price increases and we may be unable to effectively pass rising costs on to our customers.

We bear the risk of changes in prices on the ingredient and packaging in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans and ends, resin for PET bottles, preforms and caps, corn for HFCS, fruit and fruit concentrates are examples of these underlying commodities. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits and, in other cases, they are not. These changes in the prices that we pay for ingredient and packaging materials occur at times that vary by product and supplier, and are principally on a monthly, quarterly or annual basis.

We are at risk with respect to fluctuating aluminum prices. In 2011, we had fixed price commitments for a majority of our forecasted aluminum requirements for 2011, and entered into fixed price commitments for over half of our aluminum requirements for 2012 and a portion of our requirements for 2013. Because PET resin is not a traded commodity, no fixed price mechanism has been implemented, and we are accordingly also at risk with respect to changes in PET prices. Corn, and thus HFCS, has a history of volatile price changes. In 2011, we entered into fixed price commitments for all our HFCS requirements for 2011 and 2012. Fruit and fruit concentrate prices have been, and we expect them to continue to be, subject to significant volatility. While they are available from numerous independent suppliers, these raw materials are subject to fluctuations in price attributable to, among other things, changes in crop size and federal and state agricultural programs. In 2011, we had fixed price commitments for a majority of our fruit concentrate and fruit requirements for 2011 and have entered into fixed price commitments for a portion of our fruit concentrate and fruit requirements for 2012. If the cost of commodities for which we have entered into fixed price commitments decreases, we will not be able to take advantage of such decreased costs.

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

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. While we customarily enter into financial transactions to address these risks, there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

If we are unable to maintain relationships with our raw material suppliers, we may incur higher supply costs or be unable to deliver products to our customers.

In addition to water, the principal raw materials required to produce our products are aluminum cans and ends, PET bottles, preforms and caps, labels, cartons and trays, sweeteners, fruit concentrates and fruit. We rely upon our ongoing relationships with our key suppliers to support our operations.

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

With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as sweeteners, we have entered into long-term supply agreements, the remaining terms of which range from 12 to 60 months, and therefore we are assured of a supply of those key packaging supplies and ingredients during such terms. CCS supplies aluminum cans and ends under a contract with a multi-year term. The contract provides that CCS will supply our aluminum can and end requirements worldwide, subject to certain exceptions. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.

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

As of December 31, 2011, our total debt was $608.0 million. Our present debt and any future borrowings could have important adverse consequences to us and our investors, including:

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

These covenants are subject to important exceptions and qualifications. In addition, our ABL facility also requires us, under certain circumstances, to maintain compliance with certain financial covenants as described in the “Covenant Compliance” section on page 49. Our ability to comply with this covenant may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our ABL facility, including our inability to comply with the financial covenant, could result in an event of default, which would allow the lenders under our ABL facility to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture governing the 2017 Notes and the indenture governing the 2018 Notes and, potentially, our other debt. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding debt with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our debt or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy. For additional information about our ABL facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

A portion of our debt may be variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

Our ABL facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our ABL facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively impact our financial condition and results of operations. As of December 31, 2011 we had no variable rate debt.

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

During the last six years we have implemented, and may in the future implement, restructuring activities to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. These activities are intended to maximize our operating effectiveness and efficiency and to reduce our costs. We cannot be assured that we will achieve or sustain the targeted benefits under these programs or that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. In addition, the implementation of key elements of these activities, such as employee job reductions and plant closures, may have an adverse impact on our business, particularly in the near-term.

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

We possess certain intellectual property that is important to our business. This intellectual property includes trade secrets, in the form of the concentrate formulas for most of the beverages that we produce, and trademarks for the names of the beverages that we sell. While we own certain of the trademarks used to identify our beverages, other trademarks are used through licenses from third parties or by permission from our customers. Our success depends, in part, on our ability to protect our intellectual property.

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

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights. At December 31, 2011, we had $45.0 million of rights and $5.9 million of trademarks recorded as intangible assets.

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

A number of states have passed laws setting forth warning or labeling requirements relating to products made for human consumption. For example, the California law known as Proposition 65 requires that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. This law, and others like it, expose all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label, although products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. From time to time over the past several years, certain of our customers have received notices alleging that the labeling requirements of the relevant state regulation would apply to products manufactured by us and sold by them. There can be no assurance that we will not be adversely affected by actions against our customers or us relating to Proposition 65 or similar “failure to warn” laws: were any such claim to be pursued or succeed, we might in some cases be required to indemnify our customers for damages, and our products might be required to bear warning labels in order to be sold in certain states. Any negative media attention, adverse publicity or action arising from allegations of violations could adversely impact consumer perceptions of our products and harm our business.

Proposed taxes on CSDs and other drinks could have an adverse effect on our business.

Federal, state, local and foreign governments have considered imposing taxes on soda and other sugary drinks. Any such taxes could negatively impact consumer demand for our products and have an adverse effect on our revenues.

We are not in compliance with the requirements of the OEPA and, if the Ontario government seeks to enforce those requirements or implements modifications to them, we could be adversely affected.

Certain regulations under the OEPA provide that a minimum percentage of a bottler’s soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for non-compliance is a fine of $50,000 per day beginning when the first offense occurs and continuing until the first conviction, and then increasing to $100,000 per day for each subsequent conviction. These fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense. We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. We do not expect to be in compliance with these regulations in the foreseeable future. Ontario is not enforcing the OEPA at this time, but if it chose to enforce the OEPA in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 3% of our sales would be affected by the possible limitation on sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA.

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

As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for $129.6 million of our recorded total assets as of December 31, 2011. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc. including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”). This asset, which has a net book value of $45.0 million, is more fully described in Note 1 to the Consolidated Financial Statements.

As of December 31, 2011, other intangible assets were $296.1 million, which consisted principally of $248.4 million of customer relationships that arose from acquisitions, $15.7 million of financing costs, $10.7 million of information technology assets, and trademarks of $5.9 million. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits, which is up to 15 years. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless it is required more frequently due to a triggering event such as the loss of a customer. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill or the Rights. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.

As of December 31, 2011, 844 of our employees were covered by collective bargaining agreements in the United States, Canada and Mexico. These agreements typically expire every three to five years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

We depend on key information systems and third-party service providers.

We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We have typically relied on third-party providers for the majority of our key information systems and business processing services, including hosting our primary data center. In particular, we are in the process of implementing a new SAP software platform to assist us in the management of our business and have also reorganized certain processes within our finance and accounting departments. As a part of the reorganization, we have outsourced certain back office transactional finance processes. Additionally, in connection with the efforts to integrate the Cliffstar business with our operations, we transformed the Company’s information technology function from a nearly 100% outsourced, single vendor relationship to a combination of in-house resources and multi-vendor strategy. If we fail to successfully implement these projects or if the projects do not result in increased operational efficiencies, our operations may be disrupted and our operating expenses could increase, which could adversely affect our financial results.

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

Our business is supported by our extensive manufacturing network and flexible production capabilities. Our manufacturing footprint encompasses 32 strategically located beverage manufacturing and fruit processing facilities, including 20 in the United States, five in Canada, five in the United Kingdom and one in Mexico, as well as one vertically-integrated global concentrate manufacturing facility in Columbus, Georgia.

Total square footage of our beverage production facilities is approximately 3.6 million square feet in the United States; 0.9 million square feet in Canada; 0.9 million square feet in the United Kingdom; and 0.1 million square feet in Mexico. This square footage does not include 29 separate leased warehouses and three owned warehouses that comprise 2.8 million square feet and four leased office spaces that comprise 0.2 million square feet. Lease terms for non-owned beverage production facilities expire between 2012 and 2020.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 21, 2012. Our officers do not serve for a set term.

	Office	Age
Jerry Fowden	Chief Executive Officer	55
Neal Cravens	Chief Financial Officer	59
Michael Creamer	Vice President—Human Resources	55
Gregory Leiter	Senior Vice President, Chief Accounting Officer and Assistant Secretary	54
William Reis	Senior Vice President, Chief Procurement Officer	56
Marni Morgan Poe	Vice President, General Counsel and Secretary	42
Michael Gibbons	President—U.S. Business Unit	53

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

•

Neal Cravens was appointed Chief Financial Officer on August 20, 2009, effective September 8, 2009. Mr. Cravens spent approximately 20 years with Seagram Company, Ltd., the beverage, consumer products, and media entertainment company, where he served as Vice President, Planning, Mergers and Acquisitions, Senior Vice President, Finance and Chief Accounting Officer, and Executive Vice President and Chief Financial Officer at the divisional level. In 2004, Mr. Cravens joined Warner Music Group as Senior Vice President Finance. He then served in the Chief Financial Officer role for Almatis GmbH, a global chemical company, during 2006, and Advantage Sales & Marketing, a consumer products broker, from 2007 to 2008. Immediately prior to joining the Company, Mr. Cravens was a financial consultant to FM Facility Maintenance, a facilities maintenance company formerly known as Integrated Process Technologies. Mr. Cravens has announced his retirement as Chief Financial Officer of Cott, effective March 20, 2012. He will continue with us through 2012 to facilitate a transition to Mr. Jay Wells, who will become Chief Financial Officer of Cott upon Mr. Cravens’s retirement.

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

The tables below show the high and low reported per share sales prices of common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods for 2011 and 2010.

Toronto Stock Exchange (C$)

	2011		2010
	High	Low	High	Low
First Quarter	$8.97	$7.49	$8.98	$6.92
Second Quarter	$8.55	$7.55	$8.89	$5.94
Third Quarter	$8.15	$6.96	$8.60	$5.66
Fourth Quarter	$7.68	$6.21	$9.00	$7.46

New York Stock Exchange (U.S.$)

	2011		2010
	High	Low	High	Low
First Quarter	$9.08	$7.68	$8.65	$6.72
Second Quarter	$9.05	$7.72	$8.88	$5.58
Third Quarter	$8.60	$6.66	$8.42	$5.41
Fourth Quarter	$7.57	$5.94	$9.08	$7.35

As of February 21, 2012, we had 1,091 shareowners of record. This number was determined from records maintained by our transfer agent and it does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 21, 2012 was C$6.58 on the TSX and $6.58 on the NYSE.

We have not paid cash dividends since June 1998, and do not intend to change that practice at this time. There are certain restrictions on the payment of dividends under our ABL facility and under the indentures governing the 2017 Notes and 2018 Notes. The ABL facility and the indentures governing the 2017 Notes and 2018 Notes are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 29.

If we pay dividends to shareowners who are non-residents of Canada, those dividends will generally be subject to Canadian withholding tax. Under current Canadian tax law, dividends paid by a Canadian corporation to a nonresident shareowner are generally subject to Canadian withholding tax at a 25% rate. Under the current tax treaty between Canada and the United States, U.S. residents who are entitled to treaty benefits are generally eligible for a reduction in this withholding tax rate to 15% (and to 5% for a shareowner that is a corporation and is the beneficial owner of at least 10% of our voting stock). Accordingly, under current tax law, our U.S. resident shareowners who are entitled to treaty benefits will generally be subject to a Canadian withholding tax at a 15% rate on dividends paid by us, provided that they have complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty. The fifth protocol to the tax treaty between Canada and the U.S. places additional restrictions on the ability of U.S. residents to claim these reduced rate benefits. U.S. residents generally will be entitled on their U.S. federal income tax returns to claim a foreign tax credit, or a deduction, for Canadian withholding tax that applies to them, subject to certain applicable limitations. U.S. investors should consult their tax advisors with respect to the tax consequences and requirements applicable to them, based on their individual circumstances.

For information on securities authorized for issuance under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters.”

During 2009, 2010 and 2011, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

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

Shareowner return performance graph

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; and (iii) a peer group of publicly-traded companies in the bottling industry comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, National Beverage Corp., Pepsi Bottling Group Inc. and PepsiAmericas Inc. The closing price of Cott’s common shares as of December 31, 2011 on the TSX was C$6.40 and on the NYSE was $6.26. The following table is in Canadian dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN

Company/Market/Peer Group	12/30/2006	12/29/2007	12/27/2008	1/2/2010	1/1/2011	12/31/2011
Cott Corporation	$100.00	$39.51	$8.80	$51.93	$53.72	$38.16
S&P/TSX Composite	$100.00	$109.75	$67.93	$99.37	$116.88	$106.70
Peer Group	$100.00	$106.43	$92.40	$95.54	$100.30	$110.69

ITEM 6.	SELECTED FINANCIAL DATA

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

(in millions of U.S. dollars, except per share amounts)	December 31, 2011	January 1, 2011 [1]	January 2, 2010	December 27, 2008	December 29, 2007 [2]
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Revenue, net	$2,334.6	$1,803.3	$1,596.7	$1,648.1	$1,776.4
Cost of sales	2,058.0	1,537.0	1,346.9	1,467.1	1,578.0

Gross profit	276.6	266.3	249.8	181.0	198.4
Selling, general and administrative expenses	172.7	166.7	146.8	179.8	161.9
Loss on disposal of property, plant & equipment	1.2	1.1	0.5	1.3	0.2
Restructuring, goodwill and asset impairments:
Restructuring	—	(0.5)	1.5	6.7	24.3
Goodwill impairments	—	—	—	69.2	55.8
Asset impairments	0.6	—	3.6	37.0	10.7
Intangible asset impairments	1.4	—	—	—	—

Operating income (loss)	100.7	99.0	97.4	(113.0)	(54.5)
Contingent consideration earn-out adjustment	0.9	(20.3)	—	—	—
Other expense (income), net	2.2	4.0	4.4	(4.7)	(4.7)
Interest expense, net	57.1	36.9	29.7	32.3	32.8

Income (loss) before income taxes	40.5	78.4	63.3	(140.6)	(82.6)
Income tax (benefit) expense	(0.7)	18.6	(22.8)	(19.5)	(13.9)

Net income (loss)	$41.2	$59.8	$86.1	$(121.1)	$(68.7)

Less: Net income attributable to non-controlling interests	3.6	5.1	4.6	1.7	2.7

Net income (loss) attributed to Cott Corporation	$37.6	$54.7	$81.5	$(122.8)	$(71.4)

Net income (loss) per common share attributed to Cott Corporation
Basic	$0.40	$0.64	$1.10	$(1.73)	$(0.99)
Diluted	$0.40	$0.63	$1.08	$(1.73)	$(0.99)
Financial Condition
Total assets	$1,508.9	$1,529.2	$873.8	$873.1	$1,144.4
Short-term borrowings	—	7.9	20.2	107.5	137.0
Current maturities of long-term debt	3.4	6.0	17.6	7.6	2.4
Long-term debt	602.1	605.5	233.2	294.4	269.0
Equity	568.2	535.2	401.3	246.5	451.8
Cash dividends paid	—	—	—	—	—

[1]

In 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011.

During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that may vary materially from our current estimated fair value. We are currently unable to predict the ultimate outcome of this action. Also, during the third quarter of 2011, Cott made a payment equal to $4.7 million to satisfy the first of three annual deferred consideration payments.

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

Overview

We are one of the world’s largest beverage companies focusing on private-label products and contract manufacturing. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our retailer partners and our customers for whom we produce beverages on a contract basis, to provide proven profitable products. As a “fast follower” of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar private-label products to provide our retail partners and their consumers with high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

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

We typically operate at low margins and therefore relatively small changes in cost structures can materially impact results. In 2009, 2010 and 2011, industry carbonated soft drink (“CSD”) sales continued to decline, and ingredient and packaging costs remained volatile.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our largest commodities are aluminum, polyethylene terephthalate (“PET”) resin, corn, fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed. In 2011, we had fixed price commitments for a majority of our forecasted aluminum, and fruit concentrate and fruit requirements for 2011 and entered into fixed price commitments for over half of our aluminum requirements and a portion of our fruit concentrate and fruit requirements for 2012, as well as a portion of our aluminum requirements for 2013. In 2011, we had fixed price commitments for all of our high fructose corn syrup (“HFCS”) requirements for 2011 and entered into fixed price commitments for all of our HFCS requirements for 2012.

On August 17, 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million (the “Cliffstar Acquisition”). The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. As discussed in the Notes to the Consolidated Financial Statements, the seller of Cliffstar notified us of certain objections to the performance measures used to calculate the contingent consideration and such objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary materially from our current estimated fair value which consists of payments to the seller amounting to $34.3 million. We are currently unable to predict the ultimate outcome of this action.

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

Our financial liquidity, as of December 31, 2011, improved from 2010, due to significant cash outflow related to the Cliffstar Acquisition and the repurchase of our senior subordinated notes due in 2011 (the “2011 Notes”) in 2010.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, U.K. and Mexico, including CSDs, clear, still and sparkling flavored waters, juice, juice-based products, bottled water, energy drinks and ready-to-drink teas. In 2011 we supplied Walmart with all of its private label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for such products, our operating results could be materially adversely affected. Sales to Walmart in 2011, 2010 and 2009, accounted for 31.6%, 31.0% and 33.5% respectively, of total revenue.

In 2011, our capital expenditures were devoted primarily to maintaining existing beverage production facilities, equipment upgrades in the United States and Canada to meet customer needs, and expanding can and energy-related drink production capability in the United Kingdom.

Summary Financial Results

Our net income in 2011 was $37.6 million or $0.40 per diluted share, compared with net income of $54.7 million or $0.63 per diluted share in 2010.

The following items of significance impacted our 2011 financial results:

•	our filled beverage case volume increased 15.3% driven by a 17.6% increase in the North America reporting segment, due primarily to the Cliffstar Acquisition;

•	our revenue increased 29.5% in 2011 compared to 2010 due primarily to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition and foreign exchange, revenue increased 6.7%;

•	the Cliffstar Acquisition contributed $385.6 million of the increase in revenue, and $19.6 million of the increase in operating income;

•	our gross profit as a percentage of revenue declined to 11.8% in 2011 from 14.8% in 2010. Gross profit in 2011 was adversely impacted by higher commodity costs;

•	our selling, general and administrative (“SG&A”) expenses increased to $172.7 million from $166.7 million, due primarily to the full year inclusion of Cliffstar;

•	our interest expense increased 54.7% due primarily to the issuance of the 2018 Notes in the third quarter of 2010; and

•

a year-to-date tax benefit of $0.7 million in 2011 compared to income tax expense of $18.6 million in 2010 due primarily to lower pre-tax income in the United States, the reorganization of our legal entity structure and refinancing of intercompany debt.

The following items of significance impacted our 2010 financial results:

•	our filled beverage case volume increased 7.3% driven by a 7.7% increase in the North America reporting segment, due primarily to the Cliffstar Acquisition;

•	our revenue increased 12.9% in 2010 compared to 2009. Absent foreign exchange impact, revenue increased 12.2% in 2010, due primarily to the Cliffstar Acquisition;

•	the Cliffstar Acquisition contributed $232.2 million to revenue and $5.2 million to operating income;

•

our gross profit as a percentage of revenue declined to 14.8% in 2010 from 15.6% in 2009. Gross profit in 2010 included $12.0 million of Cliffstar related purchase accounting adjustments, which reduced gross profit as a percentage of revenue by 0.6%. Excluding this amount, gross profit as a percentage of revenue was 15.4%;

•	the transaction costs related to the Cliffstar Acquisition were $7.2 million and integration costs were $6.7 million, which are included in SG&A;

•	our 2010 results were favorably impacted by the reduction of the contingent consideration earn-out accrual of $20.3 million related to the Cliffstar Acquisition.

•	the interest expense increased 24.2% in 2010 compared to 2009 due to the issuance of the 2018 Notes;

•

the income tax expense changed from a benefit of $22.8 million in 2009 to an expense of $18.6 million in 2010 due primarily to the fact that the prior year included the utilization of valuation allowances and the utilization of accruals related to uncertain tax positions; and

The following items of significance impacted our 2009 financial results:

•	a slight decrease in filled beverage case volume reflecting a 1.2% decrease in our North America reporting segment which was partially offset by a 2.0% increase in our U.K. reporting segment;

•	our revenue declined 3.1% in 2009 compared to 2008. Excluding foreign exchange impact, revenue increased 2.4% in 2009;

•

improved gross profit as a percentage of revenue of 15.6% in 2009 from 11.0% in 2008, reflecting the benefit of local currency price increases, improved product mix and lower ingredient and packaging costs;

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

•

the restructuring, severance and lease termination costs of $1.5 million in connection with the plan implemented in 2009 that resulted in a reduction of our workforce in 2009 (the “2009 Restructuring Plan”) and asset impairment costs of $3.6 million relating primarily to the loss of a customer;

•	a loss on the buyback of our 2011 Notes of $3.3 million;

•

a tax benefit resulting primarily from the reversal of accruals relating to uncertain tax positions, plus interest and penalties, which generated a $17.5 million benefit and a $25.0 million income tax benefit resulting from the reversal of U.S. valuation allowances. These valuation allowance reversals were caused by the carryback of net operating losses in the United States due to recent changes in tax law and the utilization in the current year of U.S. deferred tax assets with valuation allowances. These benefits were partially offset by $19.7 million of income tax expense resulting mostly from current year earnings; and

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

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and include the following:

Impairment testing of goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested at least annually for impairment in the fourth quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available, and are at or one level below our operating segments. For the purpose of testing goodwill for impairment, our reporting units are U.S., Canada and RCI. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying amount. Where the carrying amount is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying amount of that goodwill to determine the impairment loss. Any impairment in value is recognized in net income (loss). We had goodwill of $129.6 million on our balance sheet at December 31, 2011, which represents amounts for the U.S., Canada and the RCI reporting units.

We measure the fair value of reporting units using a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the public company approach. We believe using a combination of the two approaches provides a more accurate valuation because it incorporates the actual cash generation of the Company in addition to how a third party market participant would value the reporting unit. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted average terminal growth rate of 1% for our U.S. reporting unit in 2011 and 2% for our Canada and RCI reporting units in 2011 and 2010. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market (including a decline in CSD demand), projected changes in the sale of our products, pricing of such products and operating profit margins. The estimated revenue changes in this analysis for the U.S. reporting unit ranged between 2.2% and 3.4% for 2011. The estimated revenue changes in this analysis for the Canada reporting unit ranged between -7.2% and 1.9% for 2011 and between -7.9% and 7.2% for 2010. The estimated revenue changes in this analysis for the RCI reporting unit ranged between 4.5% and 10.6% for 2011 and between -9.0% and 10.1% for 2010.

The discount rate used for the fair value estimates in this analysis ranged from 11% to 12% for 2011 and 10% to 12% for 2010. These rates were based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The risk-free rate for 2011 was 2.6% and was based on a 20-year U.S. Treasury Bill as of the valuation date.

Each year during the fourth quarter, we re-evaluate the assumptions used to reflect changes in the business environment, such as revenue growth rates, operating profit margins and discount rate. Based on the evaluation performed this year utilizing the assumptions above, we determined that the fair value of each of our reporting units exceeded their carrying amount and as a result further impairment testing was not required. We analyzed the sensitivity these assumptions have on our overall impairment assessment and note that as of the December 31, 2011 annual assessment, the fair value for each of these reporting units was substantially in excess of its carrying value.

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

The life of the Rights is considered to be indefinite and therefore not amortized, but instead is tested at least annually for impairment or more frequently if we determine a triggering event has occurred during the year. For an intangible asset with an indefinite life, we compare the carrying amount of the Rights to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method which calculates a fair value royalty rate that is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The relief from royalty method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting cash flows are discounted using a discount rate of 16% and estimated volume changes between 4.6% and 10.6%. No impairment was calculated for the year ended December 31, 2011. Absent any other changes, if our inter-plant concentrate volume declines by 1.0% from our estimated volume, the value of our Rights would decline by approximately $1.1 million. If our RCI volume declines by 1.0% from our estimated volume, the value of the Rights would decline by approximately $1.9 million. If our discounted borrowing rate increases by 100 basis points, the value of the Rights would decline by approximately $3.6 million.

Other intangible assets

As of December 31, 2011, other intangible assets were $296.1 million, which consisted principally of $248.4 million of customer relationships that arose from acquisitions, $15.7 million of financing costs, $10.7 million of information technology assets, and trademarks of $5.9 million. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a customer. The permanent loss or significant decline in sales to any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer. In 2010, we recorded $216.9 million of customer relationships acquired in connection with the Cliffstar Acquisition. In 2011, we recorded an asset impairment charge of $1.4 million related primarily to customer relationships.

Impairment of long-lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. In 2011, we recorded an impairment of long-lived assets of $0.6 million related to a production plant in Mexico that ceased operations. We did not record any impairments of long-lived assets in 2010 or 2009.

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

Income taxes

We are subject to income taxes in Canada as well as in numerous foreign jurisdictions. Significant judgments and estimates are required in determining the income tax expense in these jurisdictions. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid in the jurisdictions in which we operate.

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

Pension plans

We account for our pension plans in accordance with ASC No. 715-20, “Compensation—Defined Benefit Plans—General” (“ASC 715-20”). The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

We maintain two defined-benefit plans that cover certain employees in the U.K. and certain other employees under a collective bargaining agreement at one plant in the United States. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (4.1% to 4.6%) and assumed rates of return (5.7% to 7.0%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation differs between our two plans, but it is between 50.0% to 65.0% for equities and 35.0% to 50.0% for bonds. The current inflation assumption is 3.3%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications are amortized over future periods.

Recently issued accounting pronouncements—see Note 1 of the Consolidated Financial Statements.

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

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for 2011, 2010 and 2009:

	2011		2010		2009
(in millions of U.S. dollars, except percentage amounts)		Percent of Revenue		Percent of Revenue		Percent of Revenue
Revenue	$2,334.6	100.0%	1,803.3	100.0%	1,596.7	100.0%
Cost of sales	2,058.0	88.2%	1,537.0	85.2%	1,346.9	84.4%

Gross profit	276.6	11.8%	266.3	14.8%	249.8	15.6%
Selling, general, and administrative expenses	172.7	7.4%	166.7	9.2%	146.8	9.2%
Loss on disposal of property, plant and equipment	1.2	0.1%	1.1	0.1%	0.5	0.0%
Restructuring	—	0.0%	(0.5)	0.0%	1.5	0.1%
Asset impairments	0.6	0.0%	—	0.0%	3.6	0.2%
Intangible asset impairments	1.4	0.1%	—	0.0%	—	0.0%

Operating income	100.7	4.3%	99.0	5.5%	97.4	6.1%
Contingent consideration earn-out adjustment	0.9	0.0%	(20.3)	-1.1%	—	0.0%
Other expense, net	2.2	0.1%	4.0	0.2%	4.4	0.3%
Interest expense, net	57.1	2.4%	36.9	2.0%	29.7	1.9%

Income before income taxes	40.5	1.8%	78.4	4.4%	63.3	3.9%
Income tax (benefit) expense	(0.7)	0.0%	18.6	1.0%	(22.8)	-1.4%

Net income	41.2	1.8%	59.8	3.4%	86.1	5.3%

Less: Net income attributable to non-controlling interests	3.6	0.2%	5.1	0.3%	4.6	0.3%

Net income attributed to Cott Corporation	$37.6	1.6%	54.7	3.1%	81.5	5.0%

Depreciation & amortization	$95.3	4.1%	74.0	4.1%	66.2	4.1%

The following table summarizes revenue, cost of sales, gross profit, SG&A expenses, and operating income for the years ended December 31, 2011 and January 1, 2011, respectively:

	For the Year Ended December 31, 2011	Cliffstar	Adjustments [1]	Cott Excluding Acquisition
Revenue, net	$2,334.6	$617.8	$—	$1,716.8
Cost of sales	2,058.0	560.0	—	1,498.0

Gross profit	276.6	57.8	—	218.8
Selling, general and administrative expenses	172.7	32.3	3.8	136.6
Loss on disposal of property, plant & equipment	1.2	0.7	—	0.5
Restructuring	—	—	—	—
Asset impairments	2.0	—	—	2.0

Operating income	$100.7	$24.8	$(3.8)	$79.7

[1]	In 2011, we recorded $3.8 million of integration costs related to the Cliffstar Acquisition.

	For the Year Ended January 1, 2011	Cliffstar	Adjustments [1]	Cott Excluding Acquisition
Revenue, net	$1,803.3	$232.2	$—	$1,571.1
Cost of sales	1,537.0	211.8	—	1,325.2

Gross profit	266.3	20.4	—	245.9
Selling, general and administrative expenses	166.7	15.2	13.9	137.6
Loss on disposal of property, plant & equipment	1.1	—	—	1.1
Restructuring	(0.5)	—	—	(0.5)
Asset impairments	—	—	—	—

Operating income	$99.0	$5.2	$(13.9)	$107.7

[1]	In 2010, we recorded $7.2 million of transaction costs and $6.7 million of integration costs related to the Cliffstar Acquisition.

The following table summarizes our revenue and operating income by reporting segment for 2011, 2010 and 2009:

(in millions of U.S. Dollars)	2011	2010	2009
Revenue
North America	$1,809.3	$1,357.3	$1,173.9
United Kingdom	447.9	367.1	359.3
Mexico	51.8	50.1	42.7
RCI	25.6	28.8	20.8

Total	$2,334.6	$1,803.3	$1,596.7

Operating income (loss)
North America	$70.4	$75.0	$77.6
United Kingdom	27.5	24.5	23.0
Mexico	(4.4)	(7.5)	(7.1)
RCI	7.2	7.0	3.9

Total	$100.7	$99.0	$97.4

The following table summarizes our beverage case volume by reporting segment for 2011, 2010 and 2009:

(in millions of cases)	2011	2010	2009
Volume 8 oz. equivalent cases—Total Beverage (including concentrate)
North America	808.7	697.0	648.6
United Kingdom	209.0	192.9	189.5
Mexico	37.1	34.9	26.4
RCI	259.4	298.6	220.1

Total	1,314.2	1,223.4	1,084.6

Volume 8 oz. equivalent cases—Filled Beverage
North America	727.6	618.6	574.2
United Kingdom	194.7	178.2	174.6
Mexico	37.1	34.9	26.4
RCI	0.1	0.1	0.2

Total	959.5	831.8	775.4

Revenues and volumes are attributed to reporting segments based on the location of the plant.

The following tables summarize revenue and beverage case volume by product for 2011, 2010 and 2009:

	For the Year Ended December 31, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$731.4	$179.2	$39.6	$—	$950.2
Juice	587.7	12.3	2.7	—	602.7
Concentrate	9.1	2.8	—	25.6	37.5
All other products	481.1	253.6	9.5	—	744.2

Total	$1,809.3	$447.9	$51.8	$25.6	$2,334.6

	For the Year Ended December 31, 2011
(in millions of cases)	North America	United Kingdom	Mexico	RCI	Total
Volume 8 oz. equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	349.9	97.6	26.7	—	474.2
Juice	134.4	3.5	2.0	—	139.9
Concentrate	81.1	14.0	—	259.4	354.5
All other products	243.3	93.9	8.4	—	345.6

Total	808.7	209.0	37.1	259.4	1,314.2

	For the Year Ended January 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$705.5	$159.5	$43.4	$—	$908.4
Juice	225.3	10.0	0.8	—	236.1
Concentrate	7.5	4.1	—	28.8	40.4
All other products	419.0	193.5	5.9	—	618.4

Total	$1,357.3	$367.1	$50.1	$28.8	$1,803.3

	For the Year Ended January 1, 2011
(in millions of cases)	North America	United Kingdom	Mexico	RCI	Total
Volume 8 oz. equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	343.1	93.5	28.1	—	464.7
Juice	57.2	3.1	0.6	—	60.9
Concentrate	78.4	15.7	—	298.6	392.7
All other products	218.3	80.6	6.2	—	305.1

Total	697.0	192.9	34.9	298.6	1,223.4

	For the Year Ended January 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$760.0	$161.9	$36.4	$—	$958.3
Juice	—	10.1	0.4	—	10.5
Concentrate	6.5	4.6	—	19.7	30.8
All other products	407.4	182.7	5.9	1.1	597.1

Total	$1,173.9	$359.3	$42.7	$20.8	$1,596.7

	For the Year Ended January 2, 2010
(in millions of cases)	North America	United Kingdom	Mexico	RCI	Total
Volume 8 oz. equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	359.7	87.9	20.3	—	467.9
Juice	—	4.3	0.4	—	4.7
Concentrate	74.4	14.9	—	219.9	309.2
All other products	214.5	82.4	5.7	0.2	302.8

Total	648.6	189.5	26.4	220.1	1,084.6

Results of Operations

The following table summarizes the change in revenue by reporting segment for 2011:

	For the Year Ended December 31, 2011
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$531.3	$452.0	$80.8	$1.7	$(3.2)
Impact of foreign exchange [1]	(24.1)	(7.5)	(15.4)	(1.2)	—

Change excluding foreign exchange	$507.2	$444.5	$65.4	$0.5	$(3.2)

Percentage change in revenue	29.5%	33.3%	22.0%	3.4%	-11.1%

Percentage change in revenue excluding foreign exchange	28.1%	32.7%	17.8%	1.0%	-11.1%

Impact of Cliffstar Acquisition	(385.6)	(385.6)	—	—	—

Change excluding foreign exchange and Cliffstar Acquisition	$121.6	$58.9	$65.4	$0.5	$(3.2)

Percentage change in revenue excluding foreign exchange and Cliffstar Acquisition	6.7%	4.3%	17.8%	1.0%	-11.1%

[1]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2010:

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

2011 versus 2010

Revenue increased $531.3 million or 29.5% in 2011 from 2010. The Cliffstar Acquisition contributed $385.6 million to revenue. Excluding the impact of the Cliffstar Acquisition and foreign exchange, revenue increased 6.7% due primarily to improved beverage case volume and higher prices in the U.K. and North America, offset in part by lower beverage case volume in RCI.

2010 versus 2009

Revenue increased $206.6 million or 12.9% in 2010 from 2009. The Cliffstar Acquisition contributed $232.2 million to revenue. Excluding the impact of the Cliffstar Acquisition and foreign exchange, revenue decreased 2.3% due primarily to lower North America beverage case volume offset in part by improved beverage case volume in the U.K., Mexico and RCI.

Revenue Results for Reporting Segments

2011 versus 2010

North America revenue increased $452.0 million or 33.3% in 2011 from 2010. The Cliffstar Acquisition contributed $385.6 million of the increase in revenue. Excluding the impact of foreign exchange and the Cliffstar Acquisition, revenue increased 4.3%, due to a 4.4% improvement in beverage case volume that resulted primarily from new business wins and the introduction of new products, as well as higher prices. Net selling price per beverage case (which is net revenue divided by beverage case volume) increased 13.7% in 2011 from 2010, due primarily to improved product mix related to juice volume resulting from the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition, net selling price per beverage case remained flat in 2011 from 2010.

U.K. revenue increased $80.8 million or 22.0% in 2011 from 2010, primarily as a result of a 9.3% increase in beverage case volume and improved product mix (primarily increases in energy and sports isotonic products). Net selling price per beverage case increased 11.7% in 2011 from 2010 due primarily to commodity-driven customer price increases and a favorable product mix. Absent foreign exchange impact, U.K. revenue increased 17.8% in 2011 from 2010.

Mexico revenue increased $1.7 million or 3.4% in 2011 from 2010, due primarily to a 6.3% increase in beverage case volume offset in part by a 2.8% decrease in net selling price per beverage case in 2011 from 2010. Absent foreign exchange impact, Mexico revenue increased 1.0%.

RCI revenue decreased $3.2 million or 11.1% in 2011 from 2010, due primarily to the timing of shipments to our largest customer located in Asia and the decreased demand from our customer in Syria as a result of the political deterioration in that region. Net selling price per beverage case remained flat in 2011 from 2010. RCI primarily sells concentrate.

2010 versus 2009

North America revenue increased $183.4 million or 15.6% in 2010 from 2009. The Cliffstar Acquisition contributed $232.2 million to revenue. Excluding the impact of foreign exchange and the Cliffstar Acquisition, revenue decreased 5.6%, due primarily to a 1.8% decline in beverage case volume that resulted from national brand promotional activity in the first half of 2010. Net selling price per beverage case (which is net revenue divided by beverage case volume) was down slightly for 2010 from 2009.

U.K. revenue increased $7.8 million or 2.2% in 2010 from 2009, primarily as a result of a 2.1% increase in beverage case volume, and improved product mix (primarily increases in energy and sports isotonic products), offset in part by the weakening of the pound sterling. Net selling price per beverage case remained flat in 2010 from 2009. Absent foreign exchange impact, U.K. revenue increased 4.4% in 2010 from 2009. U.K. total case volume increased 1.8%.

Mexico revenue increased $7.4 million or 17.3% in 2010 from 2009, due primarily to a 32.2% increase in beverage case volume. Net selling price per beverage case decreased 11.1% in 2010 from 2009. The increase in beverage case volume and decrease in net selling price was due primarily to new business in the retail channel and the commencement of shipments to a new bottled water customer. Absent foreign exchange impact, Mexico revenue increased 10.8% in 2010 from 2009.

RCI revenue increased $8.0 million or 38.5% in 2010 from 2009, primarily as a result of a 35.7% improvement in total case volume due primarily to expansion of existing customer channels. Net selling price per beverage case remained flat in 2010 from 2009. RCI primarily sells concentrate.

Cost of Sales

2011 versus 2010

Cost of sales represented 88.2% of revenue in 2011 compared to 85.2% in 2010. Excluding the impact of the Cliffstar Acquisition, cost of sales represented 87.3% of revenue in 2011 compared to 84.3% in 2010. The increase in cost of sales was due primarily to higher commodity costs. Variable costs represented 77.7% of total sales in 2011, up from 74.7% in 2010. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

2010 versus 2009

Cost of sales represented 85.2% of revenue in 2010 compared to 84.4% in 2009. Of the 85.2%, 0.9% was attributable to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition, cost of sales represented 84.3% of revenue in 2010. The cost of sales as a percent of revenue for Cliffstar was 91.2% in 2010. This percentage was higher than normal due in part to increases in fixed costs resulting from upgrades of some of our production lines, and finished goods on hand being measured at fair value at the closing date for the Cliffstar Acquisition. Variable costs represented 74.7% of total sales in 2010, down from 74.9% in 2009. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

Gross Profit

2011 versus 2010

Gross profit as a percentage of revenue decreased to 11.8% in 2011 from 14.8% in 2010. Excluding the impact of the Cliffstar Acquisition, gross profit as a percentage of revenue decreased to 12.8% in 2011 from 15.7% in 2010. The decline in gross profit was due primarily to higher commodity costs.

2010 versus 2009

Gross profit as a percentage of revenue decreased to 14.8% in 2010 from 15.6% in 2009. Excluding the impact of the Cliffstar Acquisition, gross profit as a percentage of revenue remained flat at 15.7% in 2010 compared to 2009.

Selling, General and Administrative Expenses

2011 versus 2010

SG&A in 2011 increased $6.0 million, or 3.6%, from 2010. The impact of the Cliffstar Acquisition was $7.0 million, and included additional SG&A expenses of $17.1 million resulting from the full year inclusion of Cliffstar, offset in part by a reduction of $2.9 million in integration costs, and transaction costs of $7.2 million incurred in the prior year period. Excluding the impact of the Cliffstar Acquisition, SG&A decreased $1.0 million. As a percentage of revenue, SG&A was 7.4% in 2011 and 9.2% in 2010.

2010 versus 2009

SG&A in 2010 increased $19.9 million, or 13.6%, from 2009. The Cliffstar Acquisition contributed $15.2 million of SG&A costs, or 10.4% of the increase, in 2010. Excluding the impact of the Cliffstar Acquisition,

SG&A decreased $9.2 million or 6.3% from 2009. The increase in the overall SG&A costs in 2010 was primarily the result of $7.2 million of transaction costs related to the Cliffstar Acquisition, and $6.7 million of integration costs, partially offset by a $3.3 million reduction in technology related costs, lower professional fees of $2.3 million, and lower compensation of $2.0 million. As a percentage of revenue, SG&A was 9.2% in 2010 and 2009, respectively.

Restructuring, Goodwill and Asset Impairments

2011 versus 2010

We did not record any restructuring charges in 2011. In 2010, we recorded a gain of $0.5 million related to a lease contract termination. In 2011 we recorded an intangible asset impairment of $1.4 million related to a customer list that was impaired due to the loss of a customer. Also in 2011, we recorded a $0.6 million impairment of long-lived assets related to a production plant in Mexico that ceased operations.

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

Operating Income

2011 versus 2010

Operating income in 2011 was $100.7 million, compared to operating income of $99.0 million in 2010. The Cliffstar Acquisition contributed $19.6 million of the increase in operating income in 2011, and $5.2 million to operating income in 2010. Excluding the impact of the Cliffstar Acquisition, operating income declined by $28.0 million or 26.0% from 2010.

2010 versus 2009

Operating income in 2010 was $99.0 million, compared to operating income of $97.4 million in 2009. The Cliffstar Acquisition contributed $5.2 million of operating income in 2010. Excluding the impact of the Cliffstar Acquisition, operating income increased by $10.3 million or 10.6%.

Other Expense, Net

2011 versus 2010

In 2011, we recorded $2.2 million of foreign exchange losses primarily related to intercompany loans. In 2010, we recorded a $1.4 million write off of financing fees and $2.6 million of foreign exchange losses related primarily to intercompany loans.

2010 versus 2009

In 2010, we recorded a $1.4 million write off of financing fees and $2.6 million of foreign exchange losses related primarily to intercompany loans. In 2009, we recorded a $3.3 million charge on the repayment of the 2011 Notes and $1.1 million of foreign exchange losses.

Interest Expense, Net

2011 versus 2010

Net interest expense in 2011 increased 54.7% from 2010 due primarily to a higher average debt balance resulting from the issuance of the 2018 Notes in the third quarter of 2010.

2010 versus 2009

Net interest expense in 2010 increased 24.2% from 2009 due primarily to a higher average debt balance resulting from the issuance of the 2018 Notes.

Income Taxes

2011 versus 2010

In 2011, we recorded a tax benefit of $0.7 million compared to tax expense of $18.6 million in 2010. The difference between these two amounts was due primarily to lower pre-tax income in the United States, the reorganization of our legal entity structure and refinancing of intercompany debt, offset in part by the reestablishment of a U.S. federal valuation allowance.

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

Liquidity and Capital Resources

The following table summarizes our cash flows for 2011, 2010 and 2009 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Years Ended
(in millions of U.S. dollars)	December 31, 2011	January 1, 2011	January 2, 2010
Net cash provided by operating activities	$163.5	$178.4	$155.1
Net cash used in investing activities	(90.2)	(554.7)	(32.2)
Net cash (used in) provided by financing activities	(20.3)	393.3	(107.5)
Effect of exchange rate changes on cash	(0.3)	0.3	0.8

Net increase in cash & cash equivalents	52.7	17.3	16.2
Cash & cash equivalents, beginning of period	48.2	30.9	14.7

Cash & cash equivalents, end of period	$100.9	$48.2	$30.9

Operating Activities

Cash provided by operating activities in 2011 was $163.5 million compared to $178.4 million in 2010 and $155.1 million in 2009. The $14.9 million decrease in 2011 compared to 2010 was due primarily to the timing of disbursements and the receipt of tax refunds in the prior year, offset in part by a reduction in inventory purchases.

The $23.3 million increase in 2010 compared to 2009 was due primarily to improved working capital as a result of the receipt of tax refunds, and an increase in interest accruals, partially offset by investment in inventory.

Investing Activities

Cash used in investing activities was $90.2 million in 2011 compared to $554.7 million in 2010 and $32.2 million in 2009. The $464.5 million decrease in 2011 compared to 2010, and the $522.5 million increase from 2010 to 2009 were due primarily to the purchase price paid in 2010 in connection with the Cliffstar Acquisition.

The decrease in 2011 compared to 2010 was offset in part by $34.3 million of payments made in 2011 related to contingent consideration and deferred consideration paid in connection with the Cliffstar Acquisition.

The increase in 2010 compared to 2009 was also impacted by an increase in capital expenditures of $11.7 million.

Financing Activities

Cash used in financing activities was $20.3 million in 2011 compared to cash provided of $393.3 million in 2010 and cash used of $107.5 million in 2009. During 2011, we made payments of $6.8 million on our long-term debt. In 2011, we made net payments of $7.8 million on our ABL facility, which reduced our borrowings to nil.

In 2010, we received proceeds of $375.0 million from the issuance of the 2018 Notes and $71.1 million in net proceeds from the Equity Offering, partially offset by $14.2 million of financing fees, $12.5 million in net payments under the ABL facility, $18.7 million in payments of long-term debt, and $7.4 million of distributions to non-controlling interests.

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

Financial Liquidity

As of December 31, 2011, we had $608.0 million of debt and $100.9 million of cash and cash equivalents compared to $622.2 million of debt and $48.2 million of cash and cash equivalents as of January 1, 2011.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations or if the ABL facility, 2017 Notes, or 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2017 Notes and 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of December 31, 2011, our total availability under the ABL facility was $239.7 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets). We had no outstanding borrowings under the ABL facility and $9.7 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $230.0 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

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

Net proceeds resulting from the Note Offering were $366.4 million after issuance costs of $8.6 million. The 2018 Notes are senior unsecured obligations and rank equally with all other existing and future unsubordinated indebtedness, including indebtedness under our credit facilities. We are subject to covenants and limitations on our and/or our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company (which applies to Cott and Cott Beverages Inc. only) or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of December 31, 2011.

Contractual Obligations

The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 31, 2011:

	Payments due by period
(in millions of U.S. dollars)	Total	2012	2013	2014	2015	2016	Thereafter
8.375% Senior notes due in 2017	$215.0	$—	$—	$—	$—	$—	$215.0
8.125% Senior notes due in 2018	375.0	—	—	—	—	—	375.0
ABL facility [1]	—	—	—	—	—	—	—
GE Obligation [2]	6.4	2.6	1.0	1.1	1.2	0.5	—
Capital leases	3.8	0.6	0.7	0.7	0.7	0.3	0.8
Other long-term debt	1.5	0.2	0.2	0.3	0.3	0.3	0.2
Interest expense [3]	310.7	49.1	49.0	49.0	49.5	48.6	65.5
Operating leases	90.6	19.1	15.1	14.0	12.2	9.7	20.5
Guarantee purchase equipment	20.5	20.5	—	—	—	—	—
Pension obligations	1.1	1.1	—	—	—	—	—
Purchase obligations [4]	284.3	207.8	24.5	16.8	16.5	13.1	5.6

Total [5]	$1,308.9	$301.0	$90.5	$81.9	$80.4	$72.5	$682.6

[1]	The ABL facility is considered a current liability. As of December 31, 2011, we had no outstanding borrowings under the ABL facility.

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

[4]	Purchase obligations consist of commitments for the purchase of inventory and energy. These obligations represent the minimum contractual obligations expected under the normal course of business.

[5]

The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions liability of $9.0 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt

Our total debt as of December 31, 2011 and January 1, 2011 is as follows:

(in millions of U.S. dollars)	December 31, 2011	January 1, 2011
8.375% senior notes due in 2017 [1]	215.0	215.0
8.125% senior notes due in 2018	375.0	375.0
ABL facility	—	7.9
GE Obligation	12.4	16.5
Other capital leases	4.1	5.8
Other debt	1.5	2.0

Total debt	608.0	622.2
Less: Short-term borrowings and current debt:
ABL facility	—	7.9

Total short-term borrowings	—	7.9
GE Obligation—current maturities	2.6	4.1
Other capital leases—current maturities	0.6	1.4
Other debt—current maturities	0.2	0.5

Total current debt	3.4	13.9
Long-term debt before discount	604.6	608.3
Less discount on 8.375% notes	(2.5)	(2.8)

Total long-term debt	$602.1	$605.5

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our North America, U.K. and Mexico reporting segments. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the Note Offering and the application of net proceeds therefrom, the Equity Offering and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility. The financing fees are being amortized using the straight line method over a four-year period, which represents the duration of the ABL facility.

As of December 31, 2011, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.5% per annum of the unused commitment, which was $265.3 million as of December 31, 2011.

The effective interest rate as of December 31, 2011 on LIBOR and Prime loans is based on average aggregate availability as follows:

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

8% Senior Subordinated Notes due in 2011

We repurchased the remaining outstanding 2011 Notes on February 1, 2010, and recorded a loss on buyback of $0.1 million. The 2011 Notes acquired by us have been retired, and we have discontinued the payment of interest.

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

Credit Ratings and Covenant Compliance

Credit Ratings

Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.

As of December 31, 2011, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B2	B
2017 Notes	B3	B
2018 Notes	B3	B
Outlook	Stable	Stable

Any downgrade of our credit ratings by either Moody’s or S&P could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.

Covenant Compliance

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. We have been in compliance with all of the covenants under the 2018 Notes and there have been no amendments to any such covenants since the 2018 Notes were issued.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. We have been in compliance with all of the covenants under the 2017 Notes and there have been no amendments to any such covenants since the 2017 Notes were issued.

ABL Facility

Under the credit agreement governing the ABL facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of (a) $30.0 million and (b) the lesser of (i) 12.5% of the amount of the aggregate borrowing base or (ii) $37.5 million. Although the covenant was not triggered as of December 31, 2011, our fixed charge coverage ratio as calculated under this covenant was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. The credit agreement governing the ABL facility requires us to maintain aggregate availability of at least $15.0 million. We were in compliance with all of the applicable covenants under the ABL facility on December 31, 2011.

Capital structure

Since January 1, 2011, equity has increased by $33.0 million. The increase was primarily the result of net income of $37.6 million, $3.6 million of non-controlling interest income, $2.9 million of share-based compensation expense, and contributions to non-controlling interests of $1.8 million offset in part by a $4.7 million foreign currency translation loss on the net assets of self-sustaining foreign operations, $6.0 million of distributions to non-controlling interests, and an increase in pension liabilities of $3.1 million.

Dividend payments

There are certain restrictions on the payment of dividends under our ABL facility and under the indentures governing the 2017 Notes and 2018 Notes. No dividend payments were made in 2011 and we do not expect to pay dividends in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not trade market risk sensitive instruments.

Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 32.5% of 2011 revenue and 34.2% of 2010 revenue, and are concentrated principally in the U.K., Canada and Mexico. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10.0% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso as of December 31, 2011, at current levels of foreign debt and operations would result in our revenues in 2011 changing by $72.1 million and our gross profit in 2011 changing by $7.7 million. This change would be material to our cash flows and our results of operations.

Our primary exposure to foreign currency exchange rates relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold. In 2011, we entered into foreign currency contracts to hedge some of these currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). We do not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of non-performance by the counterparties, which we minimize by limiting our counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are $0.6 million, are estimated using market quotes. As of December 31, 2011, we had outstanding foreign exchange forward contracts with notional amounts of $14.7 million.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Since we did not have any ABL borrowings outstanding at year end as of December 31, 2011, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $9.7 million of outstanding letters of credit) would not result in additional interest expense or be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at December 31, 2011 was 8.1%.

We regularly review the structure of our debt and consider changes to the proportion of variable versus fixed rate debt through refinancing, interest rate swaps or other measures in response to the changing economic environment. Historically, we have not used derivative instruments to manage interest rate risk. If we use and fail to manage these derivative instruments successfully, or if we are unable to refinance our debt or otherwise increase our debt capacity in response to changes in the marketplace, the expense associated with debt service could increase. This would negatively impact our financial condition and profitability.

The information below summarizes our market risks associated with long-term debt obligations as of December 31, 2011. The table presents principal cash flows and related interest rates by year of maturity. Interest rates disclosed represent the actual weighted average rates as of December 31, 2011.

	Debt Obligations
(in millions of U.S. dollars)	Outstanding debt balance		Weighted average interest rate for debt maturing
Debt maturing in:
2012	$3.4		7.6%
2013	2.0		7.6%
2014	2.1		7.4%
2015	2.2		7.6%
2016	1.1		8.0%
Thereafter	597.2		8.1%

Total	$608.0	[1]	8.1%

[1]

We funded the purchase of new water bottling equipment through the GE Obligation. At the end of the GE Obligation, we may exchange $6.0 million of deposits for the extinguishment of $6.0 million in debt or elect to purchase such equipment.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET resin, corn for HFCS, fruit and fruit concentrates. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $29.0 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the

Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm, who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Remediation of Material Weakness

Management first reported a material weakness in the Company’s internal control over financial reporting, related to the communication and evaluation of a certain customer’s discount and pricing programs that affected revenue, accounts receivable and accrued expenses, on Form 10-K for the fiscal year ended January 1, 2011, filed on March 15, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2011, with oversight from the Audit Committee of the Company’s Board of Directors, the Company’s management made the following changes and enhancements to its internal controls over financial reporting to remediate the material weakness previously reported:

1.	Starting in the first quarter of 2011 and continuing through the third quarter of 2011, the Company made personnel changes, including the termination and demotion of certain staff that were responsible for the operation of certain internal controls that failed, and the addition of new, more senior and experienced finance staff to oversee the specific customer activities.

2.	The Company revised and enhanced the policies, procedures and internal controls surrounding the accounting for customer discounts and pricing to obtain reasonable assurance that the revenue, accounts receivable and accrued expenses reported in its consolidated financial statements are in accordance with U.S. GAAP. These specific revisions and enhancements included the following:

•	In the first quarter of 2011, the Company expanded and centralized reviews and evaluations of customer accounts receivable aging and promotional activities.

•

During the fourth quarter of 2011, the Company instituted additional processes for validation of customer order pricing prior to shipment and procedures for timely resolution of pricing discrepancies on customer orders.

•

During the fourth quarter of 2011, the Company instituted additional procedures for the identification and timely review of customer pricing and discount discrepancies identified after the customer is invoiced, and for applicable adjustments to the financial statements to be made timely.

The Company completed the documentation and testing of the corrective processes described above and, as of December 31, 2011, has concluded that the steps taken have remediated the material weakness related to accounting for revenue, accounts receivable and accrued expenses.

Changes in Internal Control Over Financial Reporting

As described above under the heading entitled ”Remediation of Material Weakness,” there were changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy circular for the 2012 Annual Meeting of Shareowners, which will be filed within 120 days after December 31, 2011 (the “2012 Proxy Circular”). The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our 2012 Proxy Circular. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Section 16(a) Beneficial ownership reporting compliance

The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2012 Proxy Circular.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” section of our 2012 Proxy Circular.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2012 Proxy Circular.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2012 Proxy Circular.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Certified Public Accounting Firm” section of our 2012 Proxy Circular.

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
Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ JERRY FOWDEN Jerry Fowden Chief Executive Officer, Director (Principal Executive Officer)	Date: February 29, 2012	/S/ GREGORY MONAHAN Gregory Monahan Director	Date: February 29, 2012

/S/ NEAL CRAVENS Neal Cravens Chief Financial Officer (Principal Financial Officer)	Date: February 29, 2012	/S/ MARIO PILOZZI Mario Pilozzi Director	Date: February 29, 2012

/S/ GREGORY LEITER Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	Date: February 29, 2012	/S/ GEORGE A. BURNETT George A. Burnett Director	Date: February 29, 2012

/S/ DAVID T. GIBBONS David T. Gibbons Chairman, Director	Date: February 29, 2012	/S/ ANDREW PROZES Andrew Prozes Director	Date: February 29, 2012

/S/ MARK BENADIBA Mark Benadiba Director	Date: February 29, 2012	/S/ GRAHAM SAVAGE Graham Savage Director	Date: February 29, 2012

/S/ STEPHEN H. HALPERIN Stephen H. Halperin Director	Date: February 29, 2012	/S/ ERIC ROSENFELD Eric Rosenfeld Director	Date: February 29, 2012

/S/ BETTY JANE HESS Betty Jane Hess Director	Date: February 29, 2012

COTT CORPORATION

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

Cott Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 29, 2012

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Revenue, net	$2,334.6	$1,803.3	$1,596.7
Cost of sales	2,058.0	1,537.0	1,346.9

Gross profit	276.6	266.3	249.8
Selling, general and administrative expenses	172.7	166.7	146.8
Loss on disposal of property, plant & equipment	1.2	1.1	0.5
Restructuring and asset impairments
Restructuring	—	(0.5)	1.5
Asset impairments	0.6	—	3.6
Intangible asset impairments	1.4	—	—

Operating income	100.7	99.0	97.4
Contingent consideration earn-out adjustment	0.9	(20.3)	—
Other expense, net	2.2	4.0	4.4
Interest expense, net	57.1	36.9	29.7

Income before income taxes	40.5	78.4	63.3
Income tax (benefit) expense	(0.7)	18.6	(22.8)

Net income	$41.2	$59.8	$86.1
Less: Net income attributable to non-controlling interests	3.6	5.1	4.6

Net income attributed to Cott Corporation	$37.6	$54.7	$81.5

Net income per common share attributed to Cott Corporation
Basic	$0.40	$0.64	$1.10
Diluted	0.40	0.63	1.08

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,241	85,588	74,207
Diluted	95,001	86,185	75,215

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

	December 31, 2011	January 1, 2011
ASSETS
Current assets
Cash & cash equivalents	$100.9	$48.2
Accounts receivable, net of allowance of $5.7 ($7.0 as of January 1, 2011)	210.8	213.6
Income taxes recoverable	9.9	0.3
Inventories	210.0	215.5
Prepaid expenses and other current assets	19.3	32.7

Total current assets	550.9	510.3
Property, plant & equipment	482.2	503.8
Goodwill	129.6	130.2
Intangibles and other assets	341.1	371.1
Deferred income taxes	4.1	2.5
Other tax receivable	1.0	11.3

Total assets	$1,508.9	$1,529.2

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$7.9
Current maturities of long-term debt	3.4	6.0
Contingent consideration earn-out	—	32.2
Accounts payable and accrued liabilities	281.1	276.6

Total current liabilities	284.5	322.7
Long-term debt	602.1	605.5
Deferred income taxes	34.1	43.6
Other long-term liabilities	20.0	22.2

Total liabilities	940.7	994.0
Commitments and Contingencies—Note 17
Equity
Capital stock, no par—95,101,230 (January 1, 2011—94,750,120) shares issued	395.9	395.6
Treasury stock	(2.1)	(3.2)
Additional paid-in-capital	42.6	40.8
Retained earnings	144.1	106.5
Accumulated other comprehensive loss	(24.7)	(17.5)

Total Cott Corporation equity	555.8	522.2
Non-controlling interests	12.4	13.0

Total equity	568.2	535.2

Total liabilities and equity	$1,508.9	$1,529.2

Approved by the Board of Directors:

/s/ Graham Savage
Director

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Operating Activities
Net income	$41.2	$59.8	$86.1
Depreciation & amortization	95.3	74.0	66.2
Amortization of financing fees	3.9	2.7	1.5
Share-based compensation expense	2.9	4.7	1.3
(Decrease) increase in deferred income taxes	(3.7)	17.0	6.2
Write-off of financing fees	—	1.4	—
Loss on disposal of property, plant & equipment	1.2	1.1	0.5
Loss on buyback of Notes	—	0.1	1.5
Asset impairments	0.6	—	—
Intangible asset impairments	1.4	—	3.5
Contingent consideration earn-out adjustment	—	(20.3)	—
Contract termination charge	—	3.6	—
Contract termination payments	(3.1)	(5.4)	(3.8)
Other non-cash items	4.9	5.5	2.7
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(5.0)	(3.9)	20.8
Inventories	6.5	(28.4)	16.0
Prepaid expenses and other current assets	5.8	2.6	(1.6)
Other assets	(0.7)	(1.6)	(1.2)
Accounts payable and accrued liabilities	11.5	39.8	(6.5)
Income taxes recoverable	0.8	25.7	(38.1)

Net cash provided by operating activities	163.5	178.4	155.1

Investing Activities
Acquisition	(34.3)	(507.7)	—
Additions to property, plant & equipment	(48.8)	(44.0)	(32.3)
Additions to intangibles and other assets	(5.7)	(4.2)	(1.6)
Proceeds from sale of property, plant & equipment	0.4	1.2	1.7
Other investing activities	(1.8)	—	—

Net cash used in investing activities	(90.2)	(554.7)	(32.2)

Financing Activities
Payments of long-term debt	(6.8)	(18.7)	(265.5)
Issuance of long-term debt	—	375.0	211.9
Borrowings under ABL	224.1	366.5	768.1
Payments under ABL	(231.9)	(379.0)	(856.6)
Distributions to non-controlling interests	(6.0)	(7.4)	(6.6)
Issuance of common shares, net of offering fees	0.3	71.1	47.5
Financing fees	—	(14.2)	(6.2)
Other financing activities	—	—	(0.1)

Net cash (used in) provided by financing activities	(20.3)	393.3	(107.5)

Effect of exchange rate changes on cash	(0.3)	0.3	0.8

Net increase in cash & cash equivalents	52.7	17.3	16.2
Cash & cash equivalents, beginning of period	48.2	30.9	14.7

Cash & cash equivalents, end of period	$100.9	$48.2	$30.9

Supplemental Non-cash Investing and Financing Activities:
Capital lease additions	$0.2	$2.4	$0.2
Deferred consideration	—	13.2	—
Contingent consideration earn-out	—	32.2	—
Working capital adjustment	—	(4.7)	—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$53.8	$22.8	$23.8
Cash paid (received) for income taxes, net	1.3	(24.3)	11.0

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid-in-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Equity
Balance at December 27, 2008	71,871	2,307	$275.0	$(6.4)	$38.1	$(29.7)	$(47.8)	$17.3	$246.5
Common shares issued	9,435	—	47.5	—	—	—	—	—	47.5
Treasury shares issued—PSU Plan	—	(560)	—	1.4	(1.4)	—	—	—	—
Treasury shares issued—EISPP	—	(243)	—	0.6	(0.6)	—	—	—	—
Share-based compensation	—	—	—	—	1.3	—	—	—	1.3
Options exercised	25	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6.6)	(6.6)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	26.5	—	26.5
Net income	—	—	—	—	—	81.5	—	4.6	86.1

Balance at January 2, 2010	81,331	1,504	$322.5	$(4.4)	$37.4	$51.8	$(21.3)	$15.3	$401.3

Common shares issued	13,340	—	71.1	—	—	—	—	—	71.1
Common shares issued—Directors’ Share Award	79	—	—	—	0.7	—	—	—	0.7
Tax impact of common shares issuance	—	—	2.0	—	—	—	—	—	2.0
Treasury shares issued—PSU Plan	—	(437)	—	1.2	(1.3)	—	—	—	(0.1)
Treasury shares issued—EISPP	—	(16)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4.0	—	—	—	4.0
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7.4)	(7.4)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	4.5	—	4.5
Pension benefit plan, net of tax	—	—	—	—	—	—	(0.4)	—	(0.4)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	—	54.7	—	5.1	59.8

Balance at January 1, 2011	94,750	1,051	$395.6	$(3.2)	$40.8	$106.5	$(17.5)	$13.0	$535.2

Common shares issued—Directors’ Share Award	76	—	—	—	0.7	—	—	—	0.7
Treasury shares issued—PSU Plan	—	(181)	—	0.5	(0.5)	—	—	—	—
Treasury shares issued—EISPP	—	(196)	—	0.6	(0.6)	—	—	—	—
Share-based compensation	—	—	—	—	2.2	—	—	—	2.2
Options exercised	275	—	0.3	—	—	—	—	—	0.3
Contributions to non-controlling interests	—	—	—	—	—	—	—	1.8	1.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6.0)	(6.0)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(4.7)	—	(4.7)
Pension benefit plan, net of tax	—	—	—	—	—	—	(3.1)	—	(3.1)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	0.6	—	0.6
Net income	—	—	—	—	—	37.6	—	3.6	41.2

Balance at December 31, 2011	95,101	674	$395.9	$(2.1)	$42.6	$144.1	$(24.7)	$12.4	$568.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net income	$41.2	$59.8	$86.1

Other comprehensive (loss) income:
Currency translation adjustment	(4.7)	4.5	26.5
Pension benefit plan, net of tax [1]	(3.1)	(0.4)	—
Unrealized gain (loss) on derivative instruments, net of tax [2]	0.6	(0.3)	—

Total other comprehensive (loss) income	(7.2)	3.8	26.5

Comprehensive income	$34.0	$63.6	$112.6
Less: Net income attributable to non-controlling interests	3.6	5.1	4.6

Comprehensive income attributed to Cott Corporation	$30.4	$58.5	$108.0

[1]	Net of a $0.6 million and $0.6 million tax benefit effect for the years ended December 31, 2011 and January 1, 2011.
[2]	Net of a $0.3 million tax expense and $0.1 million tax benefit effect for the years ended December 31, 2011 and January 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest beverage companies focusing on private-label products and contract manufacturing. Our product lines include carbonated soft drinks (“CSDs”), clear, still and sparkling flavored waters, energy-related drinks, juice, juice-based products, bottled water and ready-to-drink teas.

Note 1—Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.

For the years ended December 31, 2011 and January 1, 2011, we had 52 weeks of activity, compared to 53 weeks of activity for the year ended January 2, 2010.

We have five reporting segments—North America (which includes our U.S. operating segment and Canada operating segment), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other (which includes our international corporate expenses).

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

Sales incentives

We participate in various incentive programs with our customers, including volume-based incentives, promotional allowances and contractual rebates. Volume incentives are based on our customers achieving volume targets for a period of time. They are deducted from revenue and accrued as the incentives are earned and are based on management’s estimate of the total the customer is expected to earn and claim. Contractual rebates are handled similarly. Promotional allowances are accrued at time of shipment and deducted from revenue based on either the volume shipped or the volume sold at the retailer location, depending on the terms of the allowance. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals accordingly.

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

Share-based compensation

Share-based compensation expense for all share-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. No estimated forfeitures were included in the calculation of share-based compensation for the 2011, 2010 and 2009 share-based awards.

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

Allowance for doubtful accounts

A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and sales returns and deductions. Our accounting policy for the provision for doubtful accounts requires us to reserve an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.

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

Goodwill and indefinite life intangible assets:

The following table summarizes our goodwill on a reporting segment basis as of December 31, 2011 and January 1, 2011:

(in millions of U.S. dollars)	December 31, 2011	January 1, 2011
North America
Balance at beginning of year	$125.7	$26.1
Goodwill acquired during the year	—	98.2
Foreign exchange	(0.6)	1.4

Balance at end of year	$125.1	$125.7

RCI
Balance at beginning of year	$4.5	$4.5
Goodwill acquired during the year	—	—
Foreign exchange	—	—

Balance at end of year	$4.5	$4.5

Total
Balance at beginning of year	$130.2	$30.6
Goodwill acquired during the year	—	98.2
Foreign exchange	(0.6)	1.4

Balance at end of year	$129.6	$130.2

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested at least annually for impairment in the fourth quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available, and are at or one level below our operating segments. For the purpose of testing goodwill for impairment, our reporting units are U.S., Canada and RCI. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying amount. Where the carrying amount is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying amount of that goodwill to determine the impairment loss. Any impairment in value is recognized in the Consolidated Statements of Operations. The goodwill on our balance sheet at December 31, 2011 represents amounts for the North America reporting segment (which includes our U.S. and Canada reporting units) and RCI reporting unit.

We measure the fair value of reporting units using a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the public company approach. We believe using a combination of the two approaches provides a more accurate valuation because it incorporates the actual cash generation of the Company in addition to how a third party market participant would value the reporting unit. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted average terminal growth rate of 1% for our U.S. reporting unit in 2011 and 2% for our Canada and RCI reporting units in 2011 and 2010. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market (including a decline in CSD demand), projected changes in the sale of our products, pricing of such products and operating profit margins. The estimated revenue changes in this analysis for the U.S. reporting unit ranged between 2.2% and 3.4% for 2011. The estimated revenue changes in this analysis for the Canada reporting unit ranged between -7.2% and 1.9% for 2011 and between -7.9% and 7.2% for 2010. The estimated revenue changes in this analysis for the RCI reporting unit ranged between 4.5% and 10.6% for 2011 and between -9.0% and 10.1% for 2010.

The discount rate used for the fair value estimates in this analysis ranged from 11% to 12% for 2011 and 10% to 12% for 2010. These rates were based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The risk-free rate for 2011 was 2.6% and 2.7% and was based on a 20-year U.S. Treasury Bill as of the valuation date.

Each year during the fourth quarter, we re-evaluate the assumptions used to reflect changes in the business environment, such as revenue growth rates, operating profit margins and discount rate. Based on the evaluation performed this year utilizing the assumptions above, we determined that the fair value of each of our reporting units exceeded their carrying amount and as a result further impairment testing was not required. We analyzed the sensitivity these assumptions have on our overall impairment assessment and note that as of the December 31, 2011 annual assessment, the fair value for each of these reporting units was substantially in excess of its carrying value.

Intangible and other assets

As of December 31, 2011, other intangible assets were $296.1 million, which consisted principally of $248.4 million of customer relationships that arose from acquisitions, $15.7 million of financing costs, $10.7 million of information technology assets, and trademarks of $5.9 million. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a customer. The permanent loss or significant decline in sales to any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer. In 2010, we recorded $216.9 million of customer relationships acquired in connection with the Cliffstar Acquisition. In 2011, we recorded an asset impairment charge of $1.4 million related primarily to customer relationships.

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

The life of the Rights is considered to be indefinite and therefore not amortized, but instead is tested at least annually for impairment or more frequently if we determine a triggering event has occurred during the year. For an intangible asset with an indefinite life, we compare the carrying amount of the Rights to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method which calculates a fair value royalty rate that is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The relief from royalty method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting cash flows are discounted using a discount rate of 16% and estimated volume changes between 4.6% and 10.6%. No impairment was calculated as of January 1, 2011. Absent any other changes, if our inter-plant concentrate volume declines by 1.0% from our estimated volume, the value of our Rights would decline by approximately $1.1 million. If our RCI volume declines by 1.0% from our estimated volume, the value of the Rights would decline by approximately $1.9 million. If our discounted borrowing rate increases by 100 basis points, the value of the Rights would decline by approximately $3.6 million.

Impairment of long lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. In 2011, we recorded an impairment of long-lived assets of $0.6 million related to a production plant in Mexico that ceased operations. We did not record any impairments of long-lived assets in 2010 or 2009.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations, and we include accrued interest and penalties within the income tax payable or receivable account in the Consolidated Balance Sheets.

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

Recently issued accounting pronouncements

ASU 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. We adopted the provisions of this standard during the first quarter of 2011. This standard does not have an impact on our consolidated financial statements.

ASU 2011-05—Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This is a change in presentation only and will not have an impact on our consolidated financial statements.

ASU 2011-08—Intangibles-Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB amended its guidance in regards to testing goodwill for impairment to address concern raised about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Accounting Standards Codification (“ASC”) Topic 350—“Intangibles-Goodwill and Other.” The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

Note 2—Acquisition

On August 17, 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration to be paid over three years and contingent consideration of up to $55.0 million (the “Cliffstar Acquisition”). The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ending January 1, 2011.

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary materially from our current estimated fair value which consists of payments to the seller as noted above and amounting to $34.3 million. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Operations. Also, during the third quarter of 2011, Cott made a payment equal to $4.7 million to satisfy the first of three annual deferred consideration payments.

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

The Cliffstar Acquisition is being accounted for under the acquisition method, in accordance with ASC 805, (“Business Combinations”), with the assets and liabilities acquired recorded at their fair values at the date of the Cliffstar Acquisition. Identified intangible assets, goodwill and property, plant and equipment are recorded at their estimated fair values per valuations. The results of operations of the acquired business have been included in our operating results beginning as of the date of the Cliffstar Acquisition. We allocated the purchase price of the Cliffstar Acquisition to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets are amortized using the straight-line amortization method.

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

(in millions of U.S. dollars)	As reported at January 1, 2011
Accounts receivable	$52.2
Inventories	87.1
Prepaid expenses and other assets	5.7
Property, plant & equipment	167.3
Goodwill	98.2
Intangibles and other assets	224.3
Accounts payable and accrued liabilities	(63.3)
Other long-term liabilities	(2.8)

Total	$568.7

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

	As Reported at January 1, 2011
(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$216.9	15 years
Non-competition agreements	6.6	3 years

Total	$223.5

Customer relationships represent future projected revenue that will be derived from sales to existing customers of the acquired company.

In conjunction with the closing of the Cliffstar Acquisition, certain key employees of Cliffstar executed non-competition agreements, which prevent those employees from competing with us in specified restricted territories for a period of three years from the date of the Cliffstar Acquisition. The value of the Cliffstar business could be materially diminished without these non-competition agreements.

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

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the years ended January 1, 2011 and January 2, 2010 represent the combined results of our operations as if the Cliffstar Acquisition had occurred on December 28, 2008. The unaudited pro forma results reflect certain adjustments related to the Cliffstar Acquisition such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such period.

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

Revenues for Cliffstar from the date of the Cliffstar Acquisition through January 1, 2011 were $232.2 million and operating income was $5.2 million.

Note 3—Restructuring and Asset Impairments

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

During 2011, the Company had no restructuring activity. During 2010, the Company made $5.4 million of cash payments related to the North American Plan. These cash payments included $3.0 million related to the settlement of one of its lease obligations, which resulted in a gain of $0.4 million. In addition, the Company recorded a $0.1 million gain related to other non-cash charges for the North American Plan during 2010. In 2009, we recorded restructuring and asset impairments of $5.1 million, which included $3.6 million for asset impairments primarily related to customer relationships and severance costs of $1.5 million related to the organizational restructuring and headcount reductions associated with the 2009 Restructuring Plan.

The following table summarizes restructuring, asset impairment and intangible asset impairment charges (gains) for the years ended December 31, 2011, January 1, 2011 and January 2, 2010:

	For the Years Ended
(in millions of U.S. dollars)	December 31, 2011	January 1, 2011	January 2, 2010
Restructuring	$—	$(0.5)	$1.5
Asset impairments	0.6	—	3.6
Intangible asset impairments	1.4	—	—

	$2.0	$(0.5)	$5.1

As of December 31, 2011, no amounts are owed under our restructuring plans.

The following table is a summary of our restructuring liabilities as of January 1, 2011, along with charges (gains) to costs and expenses and cash payments:

North American Plan:

(in millions of U.S. dollars)	Balance at January 2, 2010	Charge to Costs and Expenses	Payments made during the year	Balance at January 1, 2011
Lease contract termination loss	$5.8	$(0.4)	$(5.4)	—

	$5.8	$(0.4)	$(5.4)	$—

The following table is a summary of our restructuring liabilities as of January 2, 2010, along with charges to costs and expenses and cash payments:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charge to Costs and Expenses	Payments made during the year	Balance at January 2, 2010
Lease contract termination loss	$9.6	$—	$(3.8)	$5.8

	$9.6	$—	$(3.8)	$5.8

2009 Restructuring Plan:

(in millions of U.S. dollars)	Balance at December 27, 2008	Charge (Gain) to Costs and Expenses	Payments made during the year	Balance at January 2, 2010
Severance and termination benefits	$—	$1.5	$(1.5)	$—

	$—	$1.5	$(1.5)	$—

In 2009, $3.0 million (December 27, 2008—$5.8 million) of the lease contract termination loss liability was recorded as other long-term liabilities and $2.8 million of lease contract termination loss liability (December 27, 2008—$3.8 million) was classified as accounts payable and accrued liabilities.

Year ended December 31, 2011

The following table summarizes our asset impairment charges and intangible asset impairment charges on a reporting segment basis for the year ended December 31, 2011. We did not record any restructuring charges in 2011.

(in millions of U.S. dollars)	North America	Mexico	Total
Asset impairments	$—	$0.6	$0.6
Intangible asset impairments	1.4	—	1.4

	$1.4	$0.6	$2.0

Asset impairments—In 2011, we recorded an asset impairment charge of $1.4 million related primarily to customer relationships. Also in 2011, we recorded a $0.6 million impairment of long-lived assets related to a production plant in Mexico that ceased operations.

Year ended January 1, 2011

The following table summarizes our restructuring gain on a reporting segment basis for the year ended January 1, 2011.

(in millions of U.S. dollars)	North America	Total
Restructuring (gain)	$(0.5)	$(0.5)

	$(0.5)	$(0.5)

Restructuring—In 2010, we recorded pre-tax restructuring gains totaling $0.5 million primarily in connection with a gain on a lease contract termination.

Year ended January 2, 2010

The following table summarizes restructuring and asset impairment charges on a reporting segment basis for the year ended January 2, 2010.

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

Note 4—Other Expense, Net

The following table summarizes other expenses for the years ended December 31, 2011, January 1, 2011 and January 2, 2010:

	For the Years Ended
(in millions of U.S. dollars)	December 31, 2011	January 1, 2011	January 2, 2010
Foreign exchange loss	$2.2	$2.6	$1.1
Write-off of financing fees	—	1.4	3.3

Total	$2.2	$4.0	$4.4

Note 5—Interest Expense

The following table summarizes interest expense for the years ended December 31, 2011, January 1, 2011 and January 2, 2010:

	For the Years Ended
(in millions of U.S. dollars)	December 31, 2011	January 1, 2011	January 2, 2010
Interest on long-term debt	$50.1	$31.6	$23.6
Other interest expense	7.0	5.3	6.1

Total	$57.1	$36.9	$29.7

Note 6—Income Tax (Benefit) Expense

Income before income taxes consisted of the following:

	For the Years Ended
(in millions of U.S. dollars)	December 31, 2011	January 1, 2011	January 2, 2010
Canada	$20.1	$16.2	$0.8
Outside Canada	20.4	62.2	62.5

Income before income taxes	$40.5	$78.4	$63.3

Income tax (benefit) expense consisted of the following:

	For the Years Ended
(in millions of U.S. dollars)	December 31, 2011	January 1, 2011	January 2, 2010
Current
Canada	$2.2	$0.5	$(20.2)
Outside Canada	0.5	1.8	(8.8)

	$2.7	$2.3	$(29.0)

Deferred
Canada	$0.8	$4.0	$3.3
Outside Canada	(4.2)	12.3	2.9

	$(3.4)	$16.3	$6.2

Income tax (benefit) expense	$(0.7)	$18.6	$(22.8)

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Years Ended
(in millions of U.S. dollars)	December 31, 2011	January 1, 2011	January 2, 2010
Income tax expense based on Canadian statutory rates	$10.9	$22.7	$19.9
Foreign tax rate differential	(3.0)	4.2	2.7
Tax exempt income	(14.2)	(5.6)	(2.8)
Dividend income	1.0	—	—
Capital loss carry-over	(2.7)	—	(0.5)
Changes in enacted tax rates	(0.8)	(0.5)	0.8
Increase (decrease) in valuation allowance	10.3	1.0	(22.7)
Decrease to ASC 740 reserve	(0.9)	(1.7)	(18.3)
Non-controlling interests	(1.3)	(1.8)	(1.4)
Other items	—	0.3	(0.5)

Income tax (benefit) expense	$(0.7)	$18.6	$(22.8)

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	December 31, 2011	January 1, 2011
Deferred tax assets
Loss carryforwards	$43.3	$21.5
Leases	5.1	6.8
Property, plant & equipment	3.2	4.8
Liabilities and reserves	11.7	12.2
Intangibles	—	—
Stock options	2.2	2.4
Other	7.4	4.3

	72.9	52.0

Deferred tax liabilities
Property, plant & equipment	(59.2)	(54.8)
Intangible assets	(10.5)	(6.0)
Other	(0.9)	(1.9)

	(70.6)	(62.7)

Valuation allowance	(22.2)	(12.7)

Net deferred tax liability	$(19.9)	$(23.4)

The increase in the valuation allowance from January 1, 2011 and December 31, 2011 was primarily the result of the reestablishment of a U.S. federal valuation allowance as the U.S. operating segment moved from a net federal deferred tax liability position to an adjusted net deferred tax asset position.

The deferred tax assets and liabilities have been classified as follows on the Consolidated Balance Sheets:

(in millions of U.S. dollars)	December 31, 2011	January 1, 2011
Deferred tax assets:
Current	$10.6	$18.2
Long-term	4.1	2.5
Deferred tax liabilities:
Current	$(0.5)	$(0.5)
Long-term	(34.1)	(43.6)

Net deferred tax liability	$(19.9)	$(23.4)

As a result of certain realization requirements of ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2011 and January 1, 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2011, equity will be increased by $2.0 million if and when such deferred tax assets are ultimately realized.

As of December 31, 2011, we have claimed the indefinite reversal exceptions of ASC 740.

As of December 31, 2011, we have operating loss carryforwards totaling $278.7 million, credit carryforwards totaling $1.4 million and capital loss carryforwards totaling $2.7 million. The operating loss carryforward amount was attributable to Mexico operating loss carryforwards of $17.9 million that will expire from 2018 to 2021 and U.S. federal and state operating loss carryforwards of $68.8 million and $192.0 million, respectively. The U.S. federal operating loss carryforwards will expire from 2027 to 2031, and the state operating loss carryforwards will expire from 2012 to 2031. The credit carryforward amount was attributable to a U.S. federal alternative minimum tax credit carryforward of $0.6 million with an indefinite life and U.S. state credit carryforwards of $0.8 million that will expire from 2014 to 2017. The capital loss carryforward is a Canadian capital loss with an indefinite life.

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to uncertainty resulting from the lack of sustained taxable income in recent years in the U.S. and Mexico, we have determined that it is more likely than not that the benefit from net operating loss carryforwards and other net deferred tax assets in these jurisdictions will not be realized in the future. In recognition of this risk, we have provided a valuation allowance of $12.0 million and $7.5 million to reduce our deferred tax assets in the U.S. and Mexico, respectively.

Additionally, the Company has determined that it is more likely than not that the benefit from its capital losses in Canada will not be realized in the future due to the uncertainty regarding potential future capital gains in the jurisdiction. In recognition of this risk, we have provided a valuation allowance of $2.7 million on our Canadian capital losses.

If our assumptions change and we determine we will be able to realize these deferred tax assets, an income tax benefit of $22.2 million will be realized as a result of the reversal of the valuation allowance at December 31, 2011.

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Years Ended
(in millions of U.S. dollars)	December 31, 2011	January 1, 2011	January 2, 2010
Unrecognized tax benefits at beginning of year	$13.3	$14.7	$38.7
Additions based on tax positions taken during a prior period	0.2	0.4	2.2
Reductions based on tax positions taken during a prior period	—	(2.6)	(29.9)
Settlement on tax positions taken during a prior period	(5.8)	(0.8)	(0.4)
Additions based on tax positions taken during the current period	1.7	1.1	1.7
Foreign exchange	(0.4)	0.5	2.4

Unrecognized tax benefits at end of year	$9.0	$13.3	$14.7

In 2011, the Company settled a multi-jurisdictional uncertain tax position that allowed it to treat $5.2 million of unrecognized Canadian tax benefits as settled. Also, as a result of the settlement, the Company will recover tax and interest in the amount of $8.5 million associated with offsetting jurisdictional benefits. This receivable is recorded as a current asset in the Company’s financial statements.

As of December 31, 2011, we had $9.0 million of unrecognized tax benefits, a net decrease of $4.3 million from $13.3 million as of January 1, 2011. If the Company recognized its tax positions, approximately $4.0 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.2 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recovered $0.2 million, $0.2 million and $2.1 million of interest and penalties during the year ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. The amount of interest and penalties recognized as an asset in the Consolidated Balance Sheets for 2011 and 2010 was $3.1 million and $2.7 million, respectively.

Years prior to 2007 are closed to audit by the Internal Revenue Service. Years prior to 2006 are closed to audit by U.S. state jurisdictions. We are also currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2005 through 2008. Years prior to 1997 are closed to audit by the CRA. In the U.K., years prior to 2006 are closed to audit.

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

The table below summarizes the share-based compensation expense for the years ended December 31, 2011, January 1, 2011, and January 2, 2010. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “PSUs” mean performance share units granted under our Amended and Restated Performance Share Unit Plan (the “PSU Plan”), (ii) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”); (iii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan, (iv) “EISPP” means common share units granted under the Restated Executive Incentive Share Purchase Plan (the “Restated EISPP”); and (v) “Director share units” mean common shares granted to the non-management members of Cott’s Board of Directors under the 2010 Equity Incentive Plan, which were issued in consideration of such directors’ annual board retainer fee.

	For the Years Ended
(in millions of U.S. dollars)	December 31, 2011	January 1, 2011	January 2, 2010
Stock options	$—	$1.0	$0.1
PSUs	—	0.2	0.8
Performance-based RSUs	(1.2)	1.4	—
Time-based RSUs	3.4	1.3	—
Director share units	0.7	0.7	—
Share appreciation rights	—	0.1	0.4
Restricted Stock	—	—	0.1
Interim CEO award	—	—	(0.1)

Total	$2.9	$4.7	$1.3

During the third quarter of 2011, we concluded that it was no longer probable that the targets established for the Performance-based RSUs would be met, and we no longer expect these awards to ultimately vest. Accordingly, we recorded an adjustment to reverse $3.3 million in compensation costs that had been recorded to date for the Performance-based RSUs.

As of December 31, 2011, the unrecognized share-based compensation expense and years we expect to recognize it as future compensation expense were as follows:

(in millions of U.S. dollars)	Unrecognized share-based compensation expense as of December 31, 2011	Weighted average years expected to recognize compensation
Time-based RSUs	$4.0	1.3

Total	$4.0

Option Plan

No options were granted during the year ended December 31, 2011. Options representing 250,000 shares were granted to our Chief Executive Officer during the first quarter of 2010 at an exercise price of C$8.01 per share. The fair value of this option grant was estimated to be C$5.16 using the Black-Scholes option pricing model. On August 9, 2010, the Company entered into a Common Share Option Cancellation and Forfeiture Agreement to cancel this option award. The cancellation was effective as of September 22, 2010. The Company entered into this arrangement with the Chief Executive Officer in order to transition him to the Company’s 2010 Equity Incentive Plan, which was approved by shareholders on May 4, 2010. Future grants to this and other executive officers are expected to be governed by the terms of such plan.

Options representing 250,000 shares were issued during the year ended January 2, 2010 at an exercise price of C$1.10 and vested ratably over four quarters. The fair value of this option grant was estimated at C$0.475 using the Black-Scholes options pricing model.

No options were granted during the year ended December 31, 2011. The fair value of each option granted during the years ended January 1, 2011 and January 2, 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended
	January 1, 2011	January 2, 2010
Risk-free interest rate	2.5%	2.3%
Average expected life (years)	5.5	5.5
Expected volatility	74.8%	50.0%
Expected dividend yield	—	—

Stock option activity was as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic (C$) (in thousands)
Balance at December 27, 2008	892	$27.52	3.0	$—

Granted	250	1.10
Exercised	(25)	2.60
Forfeited or expired	(286)	31.69

Balance at January 2, 2010	831	$18.97	4.6	$618.1

Granted	250	8.01
Forfeited or expired	(377)	20.33

Balance at January 1, 2011	704	$16.67	4.2	$625.0

Exercised	(275)	1.32
Forfeited or expired	(145)	38.27

Balance at December 31, 2011	284	$20.47	1.7	$263.0

Vested at December 31, 2011	284	$20.47	1.7	$263.0

Exercisable at December 31, 2011	284	$20.47	1.7	$263.0

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on December 31, 2011, which was C$6.40 (January 1, 2011—C$8.95; January 2, 2010—C$8.66), and the exercise price, multiplied by the number of in-the-money stock options as of the same date. The total intrinsic value of stock options exercised during the year ended December 31, 2011 was $0.4 million (January 1, 2011—nil; January 2, 2010—$0.1 million).

Total compensation cost related to unvested awards under the option plan not yet recognized is nil. The total fair value of shares that vested during the year ended December 31, 2011 was nil.

Subsequent to the adoption of the 2010 Equity Incentive Plan, the Human Resources and Compensation Committee of the Board of Directors (“HRCC”) determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the Option Plan. In connection with the termination of the Option Plan, outstanding options will continue in accordance with the terms of the Option Plan until vested, paid out, forfeited or terminated, as applicable. No further awards will be granted under the Option Plan. Future awards are expected to be governed by the terms of the Company’s 2010 Equity Incentive Plan.

Outstanding options at December 31, 2011 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (C$)	Number Exercisable (in thousands)	Remaining Contractual Life (Years)	Weighted Exercise Price (C$)	Number Exercisable (in thousands)	Weighted Exercise Price (C$)
$3.50	75	3.6	$3.50	75	$3.50
$18.48	50	2.3	$18.48	50	$18.48
$28.98	134	0.6	$28.98	134	$28.98
$29.95	25	0.1	$29.95	25	$29.95

	284	1.7	$20.47	284	$20.47

Long-Term Incentive Plans

2010 Equity Incentive Plan

Our shareowners approved our 2010 Equity Incentive Plan at the Annual and Special Meeting of Shareowners held on May 4, 2010. Awards under the 2010 Equity Incentive Plan may be in the form of incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares, performance units, stock appreciation rights, and stock payments to employees, directors and outside consultants. The 2010 Equity Incentive Plan is administered by the HRCC or any other board committee as may be designated by the board from time to time. At the inception of the 2010 Equity Incentive Plan, 4,000,000 shares were reserved for future issuance, subject to adjustment upon a share split, share dividend, recapitalization, and other similar transactions and events.

On May 6, 2011, we granted 76,110 common shares to the non-management members of our Board of Directors under the 2010 Equity Incentive Plan. The common shares were issued in consideration of such directors’ annual board retainer fee.

In 2011, we granted 592,163 Performance-based RSUs and 151,545 Time-based RSUs to certain employees of the Company. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on January 2, 2011 and ending on the last day of our 2013 fiscal year. The amount of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the period beginning on January 2, 2011 and ending on the last day of our 2013 fiscal year. The Time-based RSUs vest on the last day of our 2013 fiscal year.

On May 4, 2010, we granted 78,790 common shares to the non-management members of our Board of Directors under the 2010 Equity Incentive Plan. The common shares were issued in consideration of such directors’ annual board retainer fee.

In 2010, we granted 1,726,807 Performance-based RSUs and 1,396,807 Time-based RSUs to certain employees of the Company. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on January 3, 2010 and ending on the last day of our 2012 fiscal year. The amount of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the period beginning on January 3, 2010 and ending on the last day of our 2012 fiscal year. During the fourth quarter of 2010, the HRCC modified the original pre-tax income targets to reflect the Cliffstar Acquisition. The Time-based RSUs vest on the last day of our 2012 fiscal year.

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

During the year ended December 31, 2011, EISPP, PSU, Performance-based RSU and Time-based RSU activity was as follows:

(in thousands)	EISPP	Number of PSUs	Number of Performance- based RSUs	Number of Time-based RSUs
Balance at January 1, 2011	189	188	1,727	1,397
Awarded	—	—	592	151
Issued	(189)	(188)	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2011	—	—	2,319	1,548

Other Share-Based Compensation

In connection with his appointment, we granted to David Gibbons, our former Interim Chief Executive Officer, 720,000 restricted stock units on March 24, 2008, of which 360,000 units vested immediately. Of the remaining 360,000 restricted stock units, 300,000 vested ratably on a monthly basis over a five-month period beginning October 24, 2008 through February 27, 2009. Mr. Gibbons resigned as Interim Chief Executive Officer and his employment arrangements came to an end on February 27, 2009, at which time 6,000 prorated restricted stock units vested and the remaining 54,000 restricted stock units were forfeited. This award was recognized as compensation expense over the vesting period. The fair value and compensation costs varied based on share price. This award was accounted for as a liability.

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

Average Canadian—U.S. Dollar Exchange Rates for 2011, 2010 and 2009

The weighted average exercise prices for options in this Note are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the fiscal years ended 2011, 2010 and 2009.

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Average exchange rate	$1.012	$0.971	$0.878

Note 8—Net Income per Common Share

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Years Ended
(in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Weighted average number of shares outstanding—basic	94,241	85,588	74,207
Dilutive effect of stock options	33	191	267
Dilutive effect of PSUs	—	161	741
Dilutive effect of Performance-based RSUs	727	96	—
Dilutive effect of Time-based RSUs	—	149	—

Adjusted weighted average number of shares outstanding—diluted	95,001	86,185	75,215

At December 31, 2011, options to purchase 284,000 (January 1, 2011—704,000; January 2, 2010—830,650) shares of common stock at a weighted average exercise price of C$20.47 (January 1, 2011—C$16.67; January 2, 2010—C$18.97) per share were outstanding, of which 209,000 (January 1, 2011—354,000; January 2, 2010—439,441) were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. We excluded 674,397 (January 1, 2011—1,051,000; January 2, 2010—1,503,763) treasury shares held in various trusts in the calculation of basic and diluted earnings per share.

Note 9—Segment Reporting

We produce, package and distribute private-label CSDs, clear, still and sparkling flavored waters, energy-related drinks, juice, juice-based products, bottled water and ready-to-drink teas to regional and national grocery, mass-merchandise and wholesale chains and customers in the dollar convenience and drug channels through five reporting segments—North America (which includes our U.S. operating segment and Canada operating segment), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, RCI and All Other.

Reporting Segments

	December 31, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue [1]	$1,809.3	$447.9	$51.8	$25.6	$—	$2,334.6
Depreciation and amortization	80.0	13.2	2.1	—	—	95.3
Asset impairments	—	—	0.6	—	—	0.6
Intangible asset impairments	1.4	—	—	—	—	1.4
Operating income (loss)	70.4	27.5	(4.4)	7.2	—	100.7
Property, plant and equipment	383.1	89.8	9.3	—	—	482.2
Goodwill	125.1	—	—	4.5	—	129.6
Intangibles and other assets	326.1	14.6	0.4	—	—	341.1
Total assets [2]	1,231.3	237.0	28.4	11.3	0.9	1,508.9
Additions to property, plant and equipment	39.1	9.5	0.2	—	—	48.8

[1]	Intersegment revenue between North America and the other reporting segments was $14.7 million for the year ended December 31, 2011.
[2]	Excludes intersegment receivables, investments and notes receivable.

Reporting Segments

	January 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue [1]	$1,357.3	$367.1	$50.1	$28.8	$—	$1,803.3
Depreciation and amortization	59.1	12.8	2.1	—	—	74.0
Restructuring	(0.5)	—	—	—	—	(0.5)
Operating income (loss)	75.0	24.5	(7.5)	7.0	—	99.0
Property, plant and equipment	400.4	90.2	13.2	—	—	503.8
Goodwill	125.7	—	—	4.5	—	130.2
Intangibles and other assets	354.7	15.7	0.7	—	—	371.1
Total assets [2]	1,275.9	207.4	31.5	13.7	0.7	1,529.2
Additions to property, plant and equipment	31.9	10.6	1.5	—	—	44.0

[1]	Intersegment revenue between North America and the other reporting segments was $19.0 million for the year ended January 1, 2011.
[2]	Excludes intersegment receivables, investments and notes receivable.

Reporting Segments

	January 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue [1]	$1,173.9	$359.3	$42.7	$20.8	$—	$1,596.7
Depreciation and amortization	51.0	13.4	1.8	—	—	66.2
Restructuring and asset impairments
Restructuring	1.5	—	—	—	—	1.5
Asset impairments	3.6	—	—	—	—	3.6
Operating income (loss)	77.6	23.0	(7.1)	3.9	—	97.4
Property, plant and equipment	236.5	93.0	13.5	—	—	343.0
Goodwill	26.1	—	—	4.5	—	30.6
Intangibles and other assets	137.0	17.7	0.8	—	—	155.5
Total assets [2]	632.1	197.0	33.4	10.6	0.7	873.8
Additions to property, plant and equipment	22.7	8.6	1.0	—	—	32.3

[1]	Intersegment revenue between North America and the other reporting segments was $14.0 million for the year ended January 2, 2010.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the year ended December 31, 2011, sales to Walmart accounted for 31.6% (2010—31.0%, 2009—33.5%) of our total revenue, 35.9% of our North America reporting segment revenue (2010—35.3%, 2009—39.4%), 14.6% of our U.K. reporting segment revenue (2010—16.6%, 2009—17.7%) and 44.7% of our Mexico reporting segment revenue (2010—38.9%, 2009—18.4%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Years Ended
	December 31,	January 1,	January 2,
(in millions of U.S. dollars)	2011	2011	2010
United States	$1,610.5	$1,212.1	$1,034.1
Canada	249.0	201.1	198.7
United Kingdom	447.9	367.1	359.3
Mexico	51.8	50.1	42.7
RCI	25.6	28.8	20.8
Elimination [1]	(50.2)	(55.9)	(58.9)

Total	$2,334.6	$1,803.3	$1,596.7

[1]

Represents intercompany revenue among our operating segments, of which $14.7 million, $19.0 million and $14.0 million represents intersegment revenue between the North America reporting segment and our other operating segments for December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

The revenue by product table for 2009 has been revised to include the category “Juice,” which is a significant portion of our 2010 and 2011 revenue due to the Cliffstar Acquisition.

Revenues by product were as follows:

	For the Year Ended December 31, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$731.4	$179.2	$39.6	$—	$950.2
Juice	587.7	12.3	2.7	—	602.7
Concentrate	9.1	2.8	—	25.6	37.5
All other products	481.1	253.6	9.5	—	744.2

Total	$1,809.3	$447.9	$51.8	$25.6	$2,334.6

	For the Year Ended January 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$705.5	$159.5	$43.4	$—	$908.4
Juice	225.3	10.0	0.8	—	236.1
Concentrate	7.5	4.1	—	28.8	40.4
All other products	419.0	193.5	5.9	—	618.4

Total	$1,357.3	$367.1	$50.1	$28.8	$1,803.3

	For the Year Ended January 2, 2010
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$760.0	$161.9	$36.4	$—	$958.3
Juice	—	10.1	0.4	—	10.5
Concentrate	6.5	4.6	—	19.7	30.8
All other products	407.4	182.7	5.9	1.1	597.1

Total	$1,173.9	$359.3	$42.7	$20.8	$1,596.7

Property, plant and equipment by geographic area as of December 31, 2011 and January1, 2011 were as follows:

	December 31,	January 1,
(in millions of U.S. dollars)	2011	2011
United States	$336.2	$350.4
Canada	46.9	50.0
United Kingdom	89.8	90.2
Mexico	9.3	13.2

Total	$482.2	$503.8

Note 10—Accounts Receivable, Net

The following table summarizes accounts receivable, net as of December 31, 2011 and January1, 2011:

	December 31,	January 1,
(in millions of U.S. dollars)	2011	2011
Trade receivables	$211.6	$209.0
Allowance for doubtful accounts	(9.0)	(8.3)
Other	8.2	12.9

Total	$210.8	$213.6

Note 11—Inventories

The following table summarizes inventories as of December 31, 2011 and January 1, 2011:

	December 31,	January 1,
(in millions of U.S. dollars)	2011	2011
Raw materials	$87.3	$90.1
Finished goods	102.3	107.3
Other	20.4	18.1

Total	$210.0	$215.5

Note 12—Property, Plant & Equipment

The following table summarizes property, plant and equipment as of December 31, 2011 and January 1, 2011:

	December 31, 2011			January 1, 2011
(in millions of U.S. dollars)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land and Land Improvements	$30.4	$0.6	$29.8	$30.2	$0.2	30.0
Buildings	156.7	58.0	98.7	157.6	51.7	105.9
Machinery and equipment
Owned	636.9	331.7	305.2	600.7	290.4	310.3
Capital leases	21.2	5.8	15.4	25.8	7.3	18.5
Plates, films and molds	34.5	26.6	7.9	36.2	28.2	8.0
Vending	13.8	12.0	1.8	15.6	13.1	2.5
Transportation equipment	0.6	0.5	0.1	0.7	0.5	0.2
Leasehold improvements	39.4	18.7	20.7	39.2	15.0	24.2
IT Systems	2.7	1.3	1.4	3.2	—	3.2
Furniture and fixtures	9.7	8.5	1.2	9.3	8.3	1.0

Total	$945.9	$463.7	$482.2	$918.5	$414.7	$503.8

Depreciation expense for the year ended December , 2011 was $63.5 million ($52.6 million—January 1, 2011; $48.5 million—January 2, 2010).

Note 13—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of December 31, 2011 and January 1, 2011:

	December 31, 2011			January 1, 2011
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0	$45.0	$—	$45.0

Subject to amortization
Customer relationships	366.2	117.8	248.4	369.3	94.8	274.5
Trademarks	27.5	21.6	5.9	28.9	21.1	7.8
Information technology	64.6	53.9	10.7	60.3	52.5	7.8
Other	11.8	5.7	6.1	10.3	3.1	7.2

	470.1	199.0	271.1	468.8	171.5	297.3

	515.1	199.0	316.1	513.8	171.5	342.3

Other Assets
Financing costs	23.1	7.4	15.7	23.2	3.6	19.6
Deposits	8.1	—	8.1	7.6	—	7.6
Other	1.4	0.2	1.2	4.3	2.7	1.6

	32.6	7.6	25.0	35.1	6.3	28.8

Total Intangibles & Other Assets	$547.7	$206.6	$341.1	$548.9	$177.8	$371.1

Amortization expense of intangible and other assets was $35.7 million during 2011 ($26.5 million—January 1, 2011; $20.2 million—January 2, 2010). Amortization of intangibles includes $2.7 million ($2.2 million—January 1, 2011; $4.5 million—January 2, 2010) relating to information technology assets and $3.9 million ($2.7 million—January 1, 2011; $1.6 million—January 2, 2010) relating to deferred financing assets.

The estimated amortization expense for intangible and other assets over the next five years is:

(in millions of U.S. dollars)
2012	$30.9
2013	29.5
2014	27.8
2015	25.4
2016	22.1
Thereafter	135.4

Total	$271.1

Note 14—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of December 31, 2011 and January 1, 2011:

	December 31,	January 1,
(in millions of U.S. dollars)	2011	2011
Trade payables	$165.8	$146.1
Deferred income taxes	0.5	0.5
Accrued compensation	27.0	19.1
Accrued sales incentives	29.6	24.8
Accrued interest	12.8	14.1
Payroll, sales and other taxes	16.0	12.8
Other accrued liabilities	29.4	59.2

Total	$281.1	$276.6

Note 15—Debt

Our total debt as of December 31, 2011 and January 1, 2011 is as follows:

(in millions of U.S. dollars)	December 31, 2011	January 1, 2011
8.375% senior notes due in 2017 [1]	215.0	215.0
8.125% senior notes due in 2018	375.0	375.0
ABL facility	—	7.9
GE Obligation	12.4	16.5
Other capital leases	4.1	5.8
Other debt	1.5	2.0

Total debt	608.0	622.2
Less: Short-term borrowings and current debt:
ABL facility	—	7.9

Total short-term borrowings	—	7.9
GE Obligation—current maturities	2.6	4.1
Other capital leases—current maturities	0.6	1.4
Other debt—current maturities	0.2	0.5

Total current debt	3.4	13.9
Long-term debt before discount	604.6	608.3
Less discount on 8.375% notes	(2.5)	(2.8)

Total long-term debt	$602.1	$605.5

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long Term Debt (incl. current)
2012	$3.4
2013	2.0
2014	2.1
2015	2.2
2016	1.1
Thereafter	597.2

	$608.0	[1]

[1]

We funded the purchase of new water bottling equipment through an interim financing agreement signed in January 2008 (the “GE Obligation”). At the end of the GE Obligation, we may exchange $6.0 million of deposits for the extinguishment of $6.0 million in debt or elect to purchase such equipment.

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as Agent that created an asset-based lending credit facility (the “ABL facility”) to provide financing for our North America, U.K. and Mexico reporting segments. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the issuance of the 2018 Notes and the application of net proceeds therefrom, the underwritten public offering of 13,340,000 common shares at a price of $5.67 per share and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility. The financing fees are being amortized using the straight line method over a four-year period, which represents the duration of the ABL facility.

As of December 31, 2011, we had no outstanding borrowings under the ABL. The commitment fee was 0.5% per annum of the unused commitment, which was $265.3 million as of December 31, 2011.

The effective interest rate as of December 31, 2011 on LIBOR and Prime loans is based on average aggregate availability as follows:

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

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of senior notes that are due on November 15, 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is Cott Beverages Inc., but we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May15th and November 15th of each year.

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

Covenant Compliance

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. We have been in compliance with all of the covenants under the 2018 Notes and there have been no amendments to any such covenants since the 2018 Notes were issued.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. We have been in compliance with all of the covenants under the 2017 Notes and there have been no amendments to any such covenants since the 2017 Notes were issued.

ABL Facility

Under the credit agreement governing the ABL facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of (a)$30.0 million and

(b) the lesser of (i) 12.5% of the amount of the aggregate borrowing base or (ii) $37.5 million. Although the covenant was not triggered as of December 31, 2011, our fixed charge coverage ratio as calculated under this covenant was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. The credit agreement governing the ABL facility requires us to maintain aggregate availability of at least $15.0 million. We were in compliance with all of the applicable covenants under the ABL facility on December 31, 2011.

Note 16—Benefit Plans

We maintain two defined benefit plans resulting from prior acquisitions that cover certain employees at one plant in the United States under a collective bargaining agreement (“U.S. Plan”) and certain employees in the United Kingdom (“U.K. Plan”). Retirement benefits for employees covered by the U.S. Plan are based on years of service multiplied by a monthly benefit factor. The monthly benefit for employees under the U.K. Plan is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Both plans are closed to new participants. We use a December 31st measurement date for both of our plans.

Obligations and Funded Status

The following table summarizes the change in the benefit obligation, change in plan assets and unfunded status of the two plans as of December 31, 2011 and January 1, 2011:

	December 31,	January 1,
(in millions of U.S. dollars)	2011	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$34.5	$32.3
Service cost	0.5	0.4
Interest cost	1.8	1.8
Plan participant contributions	0.1	0.1
Benefit payments	(0.9)	(0.6)
Actuarial losses	3.4	1.6
Translation losses	(0.1)	(1.1)

Benefit obligation at end of year	$39.3	$34.5

Change in Plan Assets
Plan assets beginning of year	$26.4	$23.1
Employer contributions	1.8	1.7
Plan participant contributions	0.1	0.1
Benefit payments	(0.9)	(0.6)
Actual return on plan assets	0.2	2.9
Translation losses	(0.1)	(0.8)

Fair value at end of year	$27.5	$26.4

Funded Status of Plan
Projected benefit obligation	$(39.3)	$(34.5)
Fair value of plan assets	27.5	26.4

Unfunded status	$(11.8)	$(8.1)

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $39.3 million and $34.5 million at the end of 2011 and 2010, respectively.

Periodic Pension Costs

The components of net periodic pension cost are as follows:

	For the Years Ended
	December 31,	January 1,	January 2,
(in millions of U.S. dollars)	2011	2011	2010
Service cost	$0.5	$0.4	$0.3
Interest cost	1.9	1.8	1.7
Expected return on plan assets	(1.9)	(1.7)	(1.2)
Amortization of prior service costs	0.1	0.1	0.1
Amortization of net loss	0.5	0.5	0.6

Net periodic pension cost	$1.1	$1.1	$1.5

Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost are as follows:

	For the Years Ended
	December 31,	January 1,	January 2,
(in millions of U.S. dollars)	2011	2011	2010
Unamortized prior service benefit	$(0.4)	$(0.5)	$(0.6)
Unrecognized net actuarial gain (loss)	8.5	5.8	(6.9)

Unamortized prior service benefit (actuarial loss)	$8.1	$5.3	$(7.5)

Assumptions

Assumptions used to determine benefit obligations at year-end:

	December 31,	January 1,	January 2,
	2011	2011	2010
Discount rate	6.2%	6.2%	6.3%

Assumptions used to determine net periodic benefit cost at year-end:

	December 31,	January 1,	January 2,
	2011	2011	2010
U.K. Plan
Discount rate	4.6%	5.4%	5.8%
Expected long-term rate of return on plan assets	5.7%	6.9%	7.2%
U.S. Plan
Discount rate	4.1%	5.7%	6.2%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%
Inflation factor	3.3%	3.7%	3.7%

The discount rate for the U.S. Plan is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits for this type of plan. The discount rate of the U.K. Plan is based on a model portfolio of AA rated bonds, using the redemption yields on the constituent stocks of the Merrill Lynch index with a maturity matched to the estimated future pension benefits. The weighted average return for both plans for the year ended December 31, 2011 was 1.4%. The expected return under the U.S. Plan and the U.K. Plan on plan assets are based on our expectation of the long-term average rate of return on assets in the pension funds, which is based on the allocation of assets.

Asset Mix

Our pension plan weighted-average asset allocations by asset category are as follows:

	December 31,	January 1,
	2011	2011
U.K. Plan
Equity securities	58.3%	65.9%
Debt securities	41.7%	34.1%
U.S. Plan
Equity securities	66.9%	65.3%
Debt securities	33.1%	34.7%

Plan Assets

Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, but listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. (The target allocation percentages for the U.K. Plan assets are 65% in equity securities and 35% in debt securities. The target allocation percentages for the U.S. Plan assets are 50% in equity securities and 50% in debt securities. None of our equity or debt securities are included in plan assets.)

Cash Flows

We expect to contribute $2.0 million to the pension plans during the 2012 fiscal year.

The following benefit payments are expected to be paid:

(in millions of U.S. dollars)
Expected benefit payments
FY 2012	$0.9
FY 2013	1.0
FY 2014	1.0
FY 2015	1.0
FY 2016	1.1
FY 2017 through FY 2020	7.2

Cott primarily maintains defined contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $6.4 million for the year ended December 31, 2011 ($3.9 million—January 1, 2011; $4.1 million—January 2, 2010).

The fair values of the Company’s pension plan assets at December 31, 2011 were as follows:

(in millions of U.S. dollars)	December 31, 2011
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$0.1	$0.1	$—
Equities:
International mutual funds	14.8	—	—
Index mutual funds	3.1	—	—
U.S. mutual funds	1.5	—	—
Fixed income:
Mutual funds	7.9	—	—

Total	$27.4	$0.1	$—

The fair values of the Company’s pension plan assets at January 1, 2011 were as follows:

(in millions of U.S. dollars)	January 1, 2011
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$0.1	$0.1	$—
Equities:
International mutual funds	15.9	—	—
Index mutual funds	2.5	—	—
U.S. mutual funds	1.4	—	—
Fixed income:
Mutual funds	6.4	—	—

Total	$26.3	$0.1	$—

Note 17—Commitments and Contingencies

We lease buildings, machinery and equipment, computer hardware and furniture and fixtures. All contractual increases and rent free periods included in the lease contract are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Certain leases have renewal periods and contingent rentals, which are not included in the table below. The minimum annual payments under operating leases are as follows:

(in millions of U.S. dollars)
2012	$19.1
2013	15.1
2014	14.0
2015	12.2
2016	9.7
Thereafter	20.5

Total	$90.6

Operating lease expenses were:

(in millions of U.S. dollars)
Year ended December 31, 2011	$25.9
Year ended January 1, 2011	$20.3
Year ended January 2, 2010	19.9

Total	$66.1

Operating lease expenses are shown net of sublease income of $0.3 million for 2011. As of December 31, 2011, we had commitments for capital expenditures of approximately $20.5 million and commitments for inventory of approximately $271.5 million.

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

As of December 31, 2011, our accrued liability for litigation contingencies with a probable likelihood of loss was $2.9 million related to a single contingency. Subsequent to December 31, 2011, we settled this legal matter for an amount not materially different than our accrued liability.

On August 17, 2010, we completed the Cliffstar Acquisition. The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ending January 1, 2011.

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary materially from our current estimated fair value. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Operations.

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

We had $9.7 million in standby letters of credit outstanding as of December 31, 2011 ($12.6 million—January 1, 2011; $9.9 million—January 2).

We have future purchase obligations of $271.5 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.

Note 18—Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the PSU Plan and the Restated EISPP. During the year ended December 31, 2011, we distributed 0.2 million shares from the trust to satisfy certain PSU obligations that had vested. During the year ended December 31, 2011, we distributed 0.2 million shares from the trust to satisfy certain Restated EISPP obligations that had vested. As of December 31, 2011, 0.7 million shares were held in trust and accounted for as treasury shares under applicable accounting rules. Treasury shares are reported at cost.

Subsequent to the adoption of the 2010 Equity Incentive Plan on May 4, 2010, the HRCC determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the PSU Plan and the Restated EISPP effective February 23, 2011. No further awards will be granted under such plans, as future awards will be made under the Company’s 2010 Equity Incentive Plan.

Note 19—Hedging Transactions and Derivative Financial Instruments

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

All derivatives are carried at fair value in the Consolidated Balance Sheets in the line item other receivables. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged.

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (refer to Note 21). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are straightforward over-the-counter instruments with liquid markets.

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We mitigate pre-settlement risk by being permitted to net settle for transactions with the same counterparty.

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the year ended December 31, 2011. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens compared to other currencies, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of December 31, 2011 was approximately $14.7 million.

The fair value of the Company’s derivative instruments was $0.2 million as of December 31, 2011.

The settlement of our derivative instruments resulted in a charge to cost of sales of $0.9 million for the year ended December 31, 2011.

Note 20—Equity Offering

On August 17, 2010, we completed an underwritten public offering of 13,340,000 common shares at a price of $5.67 per share. The net proceeds of the Equity Offering of $71.1 million, after deducting expenses, underwriting discounts and commissions, were used to finance, in part, the Cliffstar Acquisition.

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

We have certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

	December 31, 2011
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Derivatives	$—	$0.2	$—	$0.2
Assets held for sale	—	1.2	—	1.2

Total Assets	$—	$1.4	$—	$1.4

Fair value of financial instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of December 31, 2011 and January 1, 2011 are as follows:

	December 31, 2011		January 1, 2011
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017 [1]	215.0	231.4	215.0	232.7
8.125% senior notes due in 2018 [1]	375.0	404.5	375.0	404.1
ABL facility	—	—	7.9	7.9

Total	$590.0	$635.9	$597.9	$644.7

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant.

Fair value of contingent consideration

The fair value of the contingent consideration payable in the Cliffstar Acquisition was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

	For the Years Ended
(in millions of U.S. dollars)	December 31, 2011	January 1, 2011
Beginning balance	$32.2	$—
Acquisition date fair value	—	52.5
Payment	(34.3)	—
Accretion to fair value	1.2	—
Adjustments to fair value	0.9	(20.3)

Ending balance	$—	$32.2

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that materially vary from our current estimated fair value which consists of payments to the seller as noted above and amounting to $34.3 million. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Operations.

Note 22—Quarterly Financial Information (unaudited)

	Year ended December 31, 2011
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$534.1	$640.0	$611.3	$549.2	$2,334.6
Cost of sales	464.5	552.0	543.7	497.8	2,058.0

Gross Profit	69.6	88.0	67.6	51.4	276.6
Selling, general and administrative expenses	45.1	45.1	38.1	44.4	172.7
Loss (gain) on disposal of property, plant and equipment	—	—	0.5	0.7	1.2
Asset impairments	—	—	—	0.6	0.6
Intangible asset impairments	—	—	—	1.4	1.4

Operating income	24.5	42.9	29.0	4.3	100.7

Net income (loss) attributed to Cott Corporation	$6.8	$26.5	$16.2	$(11.9)	$37.6

Per share data:
Net income (loss) per common share
Basic	$0.07	$0.28	$0.17	$(0.13)	$0.40

Diluted	$0.07	$0.28	$0.17	$(0.12)	$0.40

	Year ended January 1, 2011
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter[1]	Fourth Quarter[2]	Total
Revenue	$362.9	$424.7	$486.9	$528.8	$1,803.3
Cost of sales	305.7	351.2	419.8	$460.3	1,537.0

Gross Profit	57.2	73.5	67.1	68.5	266.3
Selling, general and administrative expenses	32.4	34.5	47.3	52.5	166.7
Loss (gain) on disposal of property, plant and equipment	0.2	(0.1)	0.3	0.7	1.1
Restructuring	(0.5)	—	—	—	(0.5)

Operating income	25.1	39.1	19.5	15.3	99.0

Net income attributable to Cott Corporation	$11.5	$22.3	$5.8	$15.1	$54.7

Per share data:
Net income per common share
Basic	$0.14	$0.28	$0.07	$0.16	$0.64

Diluted	$0.14	$0.28	$0.07	$0.16	$0.63

[1]	During the third quarter of 2010, we completed the Cliffstar Acquisition. We recorded $7.2 million of transaction costs related to the acquisition. These costs were recorded in SG&A.
[2]	During the fourth quarter of 2010 we recorded a reduction to the contingent consideration earn-out accrual of $20.3 million.

Note 23—Guarantor Subsidiaries

The 2017 Notes and 2018 Notes issued by our wholly-owned subsidiary, Cott Beverages, Inc., are unconditionally guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other wholly owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

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

Condensed Consolidating Statement of Operations

For the year ended December 31, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$207.0	$932.3	$1,065.7	$167.3	$(37.7)	$2,334.6
Cost of sales	167.8	825.5	951.7	150.7	(37.7)	2,058.0

Gross profit	39.2	106.8	114.0	16.6	—	276.6
Selling, general and administrative expenses	30.1	59.0	71.8	11.8	—	172.7
Loss on disposal of property, plant & equipment	—	0.4	0.8	—	—	1.2
Restructuring and asset impairments
Restructuring	—	—	—	—	—	—
Asset impairments	—	—	—	0.6	—	0.6
Intangible asset impairments	—	1.4	—	—	—	1.4

Operating income	9.1	46.0	41.4	4.2	—	100.7
Contingent consideration earn-out adjustment	—	—	0.9	—	—	0.9
Other expense (income), net	1.6	(0.3)	0.2	0.7	—	2.2
Intercompany interest (income) expense, net	(3.5)	(4.1)	7.6	—	—	—
Interest expense, net	0.3	54.8	1.8	0.2	—	57.1

Income (loss) before income tax expense (benefit) and equity income (loss)	10.7	(4.4)	30.9	3.3	—	40.5
Income tax expense (benefit)	2.9	(0.8)	(3.3)	0.5	—	(0.7)
Equity income (loss)	29.8	4.2	0.8	—	(34.8)	—

Net income	$37.6	$0.6	$35.0	$2.8	$(34.8)	$41.2
Less: Net income attributable to non-controlling interests	—	—	—	3.6	—	3.6

Net income (loss) attributed to Cott Corporation	$37.6	$0.6	$35.0	$(0.8)	$(34.8)	$37.6

Condensed Consolidating Statement of Operations

For the year ended January 1, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$201.0	$905.6	$600.4	$137.6	$(41.3)	$1,803.3
Cost of sales	158.0	774.3	527.0	119.0	(41.3)	1,537.0

Gross profit	43.0	131.3	73.4	18.6	—	266.3
Selling, general and administrative expenses	31.0	79.1	42.6	14.0	—	166.7
Loss (gain) on disposal of property, plant & equipment	—	1.0	(0.1)	0.2	—	1.1
Restructuring	—	(0.5)	—	—	—	(0.5)

Operating income	12.0	51.7	30.9	4.4	—	99.0
Contingent consideration earn-out adjustment	—	—	(20.3)	—	—	(20.3)
Other expense (income), net	2.3	1.3	0.8	(0.4)	—	4.0
Intercompany interest (income) expense, net	(6.8)	8.2	(1.3)	—	(0.1)	(0.0)
Interest expense, net	0.2	35.6	0.9	0.2	—	36.9

Income before income tax expense and equity income (loss)	16.3	6.6	50.8	4.6	0.1	78.4
Income tax expense	4.5	12.0	1.7	0.4	—	18.6
Equity income	42.9	6.0	0.9	—	(49.8)	—

Net income	$54.7	$0.6	$50.0	$4.2	$(49.7)	$59.8
Less: Net income attributable to non-controlling interests	—	—	—	5.1	—	5.1

Net income (loss) attributed to Cott Corporation	$54.7	$0.6	$50.0	$(0.9)	$(49.7)	$54.7

Condensed Consolidating Statement of Operations

For the year ended January 2, 2010

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$198.7	$958.8	$360.6	$126.6	$(48.0)	$1,596.7
Cost of sales	167.9	805.9	313.1	108.0	(48.0)	1,346.9

Gross profit	30.8	152.9	47.5	18.6	—	249.8
Selling, general and administrative expenses	36.5	70.9	24.7	14.7	—	146.8
Loss (gain) on disposal of property, plant & equipment	0.2	0.4	(0.1)	—	—	0.5
Restructuring and asset impairments:
Restructuring	0.2	1.3	—	—	—	1.5
Asset impairments	—	3.6	—	—	—	3.6

Operating (loss) income	(6.1)	76.7	22.9	3.9	—	97.4
Other expense, net	0.8	3.6	—	—	—	4.4
Intercompany interest (income) expense, net	(8.1)	12.9	(4.8)	—	—	0.0
Interest expense, net	0.3	28.9	0.3	0.2	—	29.7

Income before income tax (benefit) expense and equity income	0.9	31.3	27.4	3.7	—	63.3
Income tax (benefit) expense	(16.8)	(9.7)	3.5	0.2	—	(22.8)
Equity income	63.8	5.7	46.6	—	(116.1)	—

Net income	$81.5	$46.7	$70.5	$3.5	$(116.1)	$86.1
Less: Net income attributable to non-controlling interests	—	—	—	4.6	—	4.6

Net income (loss) attributed to Cott Corporation	$81.5	$46.7	$70.5	$(1.1)	$(116.1)	$81.5

Consolidating Balance Sheet

As of December 31, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$13.7	$20.7	$58.9	$7.6	$—	$100.9
Accounts receivable, net of allowance	22.4	97.2	136.3	14.6	(59.7)	210.8
Income taxes recoverable	—	8.8	0.8	0.3	—	9.9
Inventories	18.1	60.2	124.2	7.5	—	210.0
Prepaid expenses and other assets	1.8	13.8	3.6	0.1	—	19.3

Total current assets	56.0	200.7	323.8	30.1	(59.7)	550.9
Property, plant & equipment	48.0	179.3	245.1	9.8	—	482.2
Goodwill	26.9	4.5	98.2	—	—	129.6
Intangibles and other assets	0.9	105.3	216.5	18.4	—	341.1
Deferred income taxes	4.1	—	—	—	—	4.1
Other tax receivable	0.5	—	0.5	—	—	1.0
Due from affiliates	30.3	166.4	79.1	41.9	(317.7)	—
Investments in subsidiaries	459.8	365.5	572.3	225.3	(1,622.9)	—

Total assets	$626.5	$1,021.7	$1,535.5	$325.5	$(2,000.3)	$1,508.9

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	—	2.9	0.1	0.4	—	3.4
Accounts payable and accrued liabilities	27.1	117.1	181.2	15.4	(59.7)	281.1

Total current liabilities	27.1	120.0	181.3	15.8	(59.7)	284.5
Long-term debt	0.2	599.0	1.2	1.7	—	602.1
Deferred income taxes	—	26.8	6.8	0.5	—	34.1
Other long-term liabilities	0.2	3.5	16.3	—	—	20.0
Due to affiliates	43.2	77.8	168.9	27.8	(317.7)	—

Total liabilities	70.7	827.1	374.5	45.8	(377.4)	940.7
Equity
Capital stock, no par	395.9	569.3	1,396.5	218.2	(2,184.0)	395.9
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	42.6	—	—	—	—	42.6
Retained earnings (deficit)	144.1	(365.5)	(329.0)	(43.2)	737.7	144.1
Accumulated other comprehensive (loss) income	(24.7)	(9.2)	93.5	92.3	(176.6)	(24.7)

Total Cott Corporation equity	555.8	194.6	1,161.0	267.3	(1,622.9)	555.8
Non-controlling interests	—	—	—	12.4	—	12.4

Total equity	555.8	194.6	1,161.0	279.7	(1,622.9)	568.2

Total liabilities and equity	$626.5	$1,021.7	$1,535.5	$325.5	$(2,000.3)	$1,508.9

Consolidating Balance Sheet

As of January 1, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$7.8	$9.1	$26.0	$5.3	$—	$48.2
Accounts receivable, net of allowance	108.6	151.6	128.6	17.3	(192.5)	213.6
Income taxes recoverable	—	1.3	(1.3)	0.3	—	0.3
Inventories	18.1	66.1	124.6	6.7	—	215.5
Prepaid expenses and other assets	3.6	19.3	8.1	1.7	—	32.7

Total current assets	138.1	247.4	286.0	31.3	(192.5)	510.3
Property, plant & equipment	50.0	180.4	259.5	13.9	—	503.8
Goodwill	27.4	4.5	98.3	—	—	130.2
Intangibles and other assets	1.3	114.8	233.6	21.4	—	371.1
Deferred income taxes	3.7	—	—	(1.2)	—	2.5
Other tax receivable	2.5	7.6	1.2	—	—	11.3
Due from affiliates	241.8	166.9	220.9	41.9	(671.5)	—
Investments in subsidiaries	—	351.5	—	161.0	(512.5)	—

Total assets	$464.8	$1,073.1	$1,099.5	$268.3	$(1,376.5)	$1,529.2

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$7.9	$—	$—	$—	$7.9
Current maturities of long-term debt	0.1	5.4	0.1	0.4	—	6.0
Accounts payable and accrued liabilities	97.3	204.0	185.9	14.1	(192.5)	308.8

Total current liabilities	97.4	217.3	186.0	14.5	(192.5)	322.7
Long-term debt	—	601.9	1.4	2.5	(0.3)	605.5
Deferred income taxes	—	31.8	10.7	1.1	—	43.6
Other long-term liabilities	—	5.4	16.9	—	(0.1)	22.2
Losses and distributions in excess of investment	(198.4)	—	(322.7)	—	521.1	—
Due to affiliates	43.2	219.6	377.2	31.7	(671.7)	—

Total liabilities	(57.8)	1,076.0	269.5	49.8	(343.5)	994.0
Equity
Capital stock, no par	395.6	354.4	1,182.6	175.0	(1,712.0)	395.6
Treasury stock	(3.2)	—	—	—	—	(3.2)
Additional paid-in-capital	40.7	0.4	—	—	(0.3)	40.8
Retained earnings (deficit)	106.4	(350.4)	(352.0)	(36.4)	738.9	106.5
Accumulated other comprehensive (loss) income	(16.9)	(7.3)	(0.6)	66.9	(59.6)	(17.5)

Total Cott Corporation equity	522.6	(2.9)	830.0	205.5	(1,033.0)	522.2
Non-controlling interests	—	—	—	13.0	—	13.0

Total equity	522.6	(2.9)	830.0	218.5	(1,033.0)	535.2

Total liabilities and equity	$464.8	$1,073.1	$1,099.5	$268.3	$(1,376.5)	$1,529.2

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$37.6	$0.6	$35.0	$2.8	$(34.8)	$41.2
Depreciation & amortization	6.0	35.1	48.2	6.0	—	95.3
Amortization of financing fees	0.3	3.3	0.3	—	—	3.9
Share-based compensation expense	1.1	1.0	0.7	0.1	—	2.9
Increase (decrease) in deferred income taxes	0.4	0.1	(3.9)	(0.3)	—	(3.7)
Loss on disposal of property, plant & equipment	—	0.4	0.8	—	—	1.2
Asset impairments	—	—	—	0.6	—	0.6
Intangible asset impairments	—	1.4	—	—	—	1.4
Contract termination payments	(0.8)	(2.3)	—	—	—	(3.1)
Equity (loss) income, net of distributions	(29.6)	(4.2)	0.2	—	33.6	—
Intercompany transactions	25.8	9.6	—	—	(35.4)	—
Other non-cash items	(0.1)	1.1	3.6	0.3	—	4.9
Net change in operating assets and liabilities	(25.7)	210.4	(198.6)	(3.8)	36.6	18.9

Net cash provided by (used in) operating activities	15.0	256.5	(113.7)	5.7	—	163.5

Investing Activities
Acquisition	—	(34.3)	—	—	—	(34.3)
Additions to property, plant & equipment	(5.2)	(33.9)	(9.5)	(0.2)	—	(48.8)
Additions to intangibles and other assets	(0.2)	(5.3)	(0.1)	(0.1)	—	(5.7)
Proceeds from sale of property, plant & equipment	—	0.4	—	—	—	0.4
Other investing activities	—	(1.8)	—	—	—	(1.8)
Advances to affiliates	—	—	156.1	3.6	(159.7)	—

Net cash (used in) provided by investing activities	(5.4)	(74.9)	146.5	3.3	(159.7)	(90.2)

Financing Activities
Payments of long-term debt	0.1	(6.4)	—	(0.5)	—	(6.8)
Borrowings under ABL	—	224.1	—	—	—	224.1
Payments under ABL	—	(231.9)	—	—	—	(231.9)
Advances from affiliates	(3.6)	(156.1)	—	—	159.7	—
Distributions to non-controlling interests	—	—	—	(6.0)	—	(6.0)
Exercise of options	—	0.3	—	—	—	0.3

Net cash used in financing activities	(3.5)	(170.0)	—	(6.5)	159.7	(20.3)
Effect of exchange rate changes on cash	(0.2)	—	0.1	(0.2)	—	(0.3)

Net increase in cash & cash equivalents	5.9	11.6	32.9	2.3	—	52.7

Cash & cash equivalents, beginning of period	7.8	9.1	26.0	5.3	—	48.2

Cash & cash equivalents, end of period	$13.7	$20.7	$58.9	$7.6	$—	$100.9

Condensed Consolidating Statement of Cash Flows

For the year ended January 1, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$54.7	$0.6	$50.0	$4.2	$(49.7)	$59.8
Depreciation & amortization	6.3	35.4	26.4	5.9	—	74.0
Amortization of financing fees	0.4	2.1	0.2	—	—	2.7
Share-based compensation expense	0.7	3.9	0.1	—	—	4.7
Increase in deferred income taxes	2.3	12.0	1.7	1.1	—	17.0
Write-off of financing fees	0.2	1.0	0.2	—	—	1.4
Loss (gain) on disposal of property, plant & equipment	—	1.0	(0.1)	0.2	—	1.1
Loss on buyback of Notes	—	0.1	—	—	—	0.1
Contingent consideration earn-out adjustment	—	—	(20.3)	—	—	(20.3)
Contract termination loss	—	3.6	—	—	—	3.6
Contract termination payments	—	(5.4)	—	—	—	(5.4)
Equity (loss) income, net of distributions	(42.9)	(6.0)	(0.9)	—	49.8	—
Intercompany transactions	8.9	7.7	—	—	(16.5)	—
Other non-cash items	2.0	3.8	—	(0.3)	—	5.5
Net change in operating assets and liabilities	(35.3)	63.4	(17.9)	7.6	16.4	34.2

Net cash (used in) provided by operating activities	(2.8)	123.1	39.4	18.7	—	178.4

Investing Activities
Acquisition	—	(507.7)	—	—	—	(507.7)
Additions to property, plant & equipment	(5.4)	(26.5)	(10.6)	(1.5)	—	(44.0)
Additions to intangibles and other assets	—	(4.2)	—	—	—	(4.2)
Proceeds from sale of property, plant & equipment	—	0.3	0.3	0.6	—	1.2
Advances to affiliates	21.0	—	(12.3)	(8.8)	0.1	—

Net cash provided by (used in) investing activities	15.6	(538.1)	(22.6)	(9.7)	0.1	(554.7)

Financing Activities
Payments of long-term debt	0.1	(18.3)	—	(0.5)	—	(18.7)
Issuance of long-term debt	—	375.0	—	—	—	375.0
Borrowings under ABL	—	307.1	59.4	—	—	366.5
Payments under ABL	—	(319.3)	(59.7)	—	—	(379.0)
Advances from affiliates	8.8	12.3	(21.0)	—	(0.1)	—
Intercompany contributions	(89.8)	71.1	18.7	—	—	—
Distributions to non-controlling interests	—	—	—	(7.4)	—	(7.4)
Issuance of common shares, net of offering fees	71.1	—	—	—	—	71.1
Financing fees	—	(14.2)	—	—	—	(14.2)

Net cash (used in) provided by financing activities	(9.8)	413.7	(2.6)	(7.9)	(0.1)	393.3
Effect of exchange rate changes on cash	0.6	—	(0.4)	0.1	—	0.3

Net increase (decrease) in cash & cash equivalents	3.6	(1.3)	13.8	1.2	—	17.3

Cash & cash equivalents, beginning of period	4.2	10.4	12.2	4.1	—	30.9

Cash & cash equivalents, end of period	$7.8	$9.1	$26.0	$5.3	$—	$48.2

Condensed Consolidating Statement of Cash Flows

For the year ended January 2, 2010

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$81.5	$46.7	$70.5	$3.5	$(116.1)	$86.1
Depreciation & amortization	8.1	37.9	14.6	5.6	—	66.2
Amortization of financing fees	0.2	1.1	0.2	—	—	1.5
Share-based compensation expense	0.1	1.2	—	—	—	1.3
Increase (decrease) in deferred income taxes	3.3	2.9	0.1	(0.1)	—	6.2
Loss (gain) on disposal of property, plant & equipment	0.2	0.4	(0.1)	—	—	0.5
Loss on buyback of Notes	1.5	—	—	—	—	1.5
Asset impairments	—	0.1	—	—	—	0.1
Intangible impairments	—	3.5	—	—	—	3.5
Contract termination payments	—	(3.8)	—	—	—	(3.8)
Equity (loss) income, net of distributions	(62.4)	(5.7)	(46.7)	(1.3)	116.1	—
Intercompany transactions	8.6	6.9	—	—	(15.5)	—
Other non-cash items	—	2.6	—	—	—	2.6
Net change in operating assets and liabilities	(102.0)	64.6	(0.5)	11.8	15.5	(10.6)

Net cash (used in) provided by operating activities	(60.9)	158.4	38.1	19.5	—	155.1

Investing Activities
Additions to property, plant & equipment	(4.3)	(18.4)	(8.6)	(1.0)	—	(32.3)
Additions to intangibles and other assets	—	(1.6)	—	—	—	(1.6)
Proceeds from sale of property, plant & equipment	—	1.5	0.2	—	—	1.7
Advances to affiliates	12.6	—	(11.2)	(9.9)	8.5	—

Net cash provided by (used in) investing activities	8.3	(18.5)	(19.6)	(10.9)	8.5	(32.2)

Financing Activities
Payments of long-term debt	—	(265.2)	—	(0.3)	—	(265.5)
Issuance of long-term debt	—	211.9	—	—	—	211.9
Borrowings under ABL	87.0	595.0	86.1	—	—	768.1
Payments under ABL	(90.1)	(679.4)	(87.1)	—	—	(856.6)
Advances from affiliates	10.0	11.3	(12.8)	—	(8.5)	—
Distributions to non-controlling interests	—	—	—	(6.7)	—	(6.7)
Issuance of common shares, net of offering fees	47.5	—	—	—	—	47.5
Financing fees	—	(6.2)	—	—	—	(6.2)
Other financing activities	—	—	—	(0.1)	—

Net cash provided by (used in) financing activities	54.4	(132.6)	(13.8)	(7.1)	(8.5)	(107.5)
Effect of exchange rate changes on cash	0.3	—	0.1	0.4	—	0.8

Net increase in cash & cash equivalents	2.1	7.3	4.8	1.9	—	16.2

Cash & cash equivalents, beginning of period	2.1	3.1	7.4	2.1	—	14.7

Cash & cash equivalents, end of period	$4.2	$10.4	$12.2	$4.0	$—	$30.9

Schedule II—Valuation and Qualifying Accounts

(in millions of U.S. dollars)	Year ended December 31, 2011
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(7.0)	$—	$0.6	$0.2	$0.5	$(5.7)
Inventories	(8.2)	—	(2.1)	—	1.5	(8.8)
Deferred income tax assets	(12.7)	—	(9.4)	(0.1)	—	(22.2)

	$(27.9)	$—	$(10.9)	$0.1	$2.0	$(36.7)

(in millions of U.S. dollars)	Year ended January 1, 2011
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.9)	$—	$(0.6)	$(0.1)	$(0.4)	$(7.0)
Inventories	(6.7)	—	(1.3)	0.2	(0.4)	(8.2)
Deferred income tax assets	(17.6)	—	4.4	0.5	—	(12.7)

	$(30.2)	$—	$2.5	$0.6	$(0.8)	$(27.9)

(in millions of U.S. dollars)	Year ended January 2, 2010
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.5)	$—	$(0.8)	$0.6	$(0.2)	$(5.9)
Inventories	(7.1)	—	0.6	(0.1)	(0.1)	(6.7)
Deferred income tax assets	(42.7)	—	22.7	2.4	—	(17.6)

	$(55.3)	$—	$22.5	$2.9	$(0.3)	$(30.2)

Cott Corporation

Exhibit Index

Number	Description
2.1	Asset Purchase Agreement, dated as of July 7, 2010, by and among Cott Corporation, Caroline LLC, a wholly-owned subsidiary of Cott Corporation, Cliffstar Corporation, each of the Cliffstar companies named therein, and Stanley Star, solely in his capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed July 9, 2010).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

4.1	Indenture dated as of December 21, 2001 governing the 8.0% Senior Subordinated Notes due in 2011, between Cott Beverages Inc. (as issuer) and HSBC Bank USA (as trustee) (incorporated by reference to Exhibit 4.3 to our Form 10-K filed March 8, 2002).

4.2	Registration Rights Agreement dated as of December 21, 2001, among Cott Beverages Inc., the Guarantors named therein and Lehman Brothers Inc., BMO Nesbitt Burns Corp. and CIBC World Markets Corp. (incorporated by reference to Exhibit 4.4 to our Form 10-K filed March 8, 2002).

4.3	Supplemental Indenture dated as of November 13, 2009 governing the 8.0% Senior Subordinated Notes due 2011, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.4 to our Form 8-K filed on November 16, 2009).

4.4	Indenture dated as of November 13, 2009, governing the 8.375% Senior Notes due 2017, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on November 16, 2009).

4.5	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on November 16, 2009).

4.6	Registration Rights Agreement, dated as of November 13, 2009, among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Barclays Capital Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to our Form 8-K filed on November 16, 2009).

4.7	Indenture dated as of August 17, 2010, governing the 8.125% Senior Notes due 2018, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.8	Form of 8.125% Senior Note due 2018 (included as Exhibit A to Exhibit 4.7, which is incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.9	Registration Rights Agreement, dated as of August 17, 2010, among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Deutsche Bank Securities Inc., as representative to the Initial Purchasers (incorporated by reference to Exhibit 4.3 to our Form 8-K filed August 20, 2010).

10.1 [1]	Supply Agreement, dated December 21, 1998, between Walmart Stores, Inc. and Cott Beverages USA, Inc. (now “Cott Beverages Inc.”) (incorporated by reference to Exhibit 10.1 of our Form 10-K filed March 15, 2011).

EX-1

Number	Description
10.2 [2]	Second Canadian Employee Share Purchase Plan effective January 2, 2001 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 20, 2001).

10.3 [1]	Supply Agreement executed November 11, 2003, effective January 1, 2002 between Crown Cork & Seal Company, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.14 to our Form 10-Q/A filed August 5, 2004).

10.4 [2]	Share Plan for Non-Employee Directors effective November 1, 2003 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 18, 2004).

10.5 [2]	Restated 1986 Common Share Option Plan of Cott Corporation/Corporation Cott as amended through October 20, 2004 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 16, 2005).

10.6 [1]	Amendment to Supply Agreement between Crown Cork & Seal USA, Inc. (successor to Crown Cork & Seal Company, Inc.) and Cott Corporation, dated December 23, 2004 (incorporated by reference to Exhibit 10.17 to our Form 10-K filed March 16, 2005).

10.7 [2]	Cott Corporation Executive Incentive Share Purchase Plan (2008 Restatement) effective December 31, 2006 (incorporated by reference to Exhibit 4.1 of our Form S-8 filed on June 20, 2008).

10.8 [2]	Employment Offer Letter to William Reis dated January 29, 2007 (incorporated by reference to Exhibit 10.43 to our Form 10-K filed March 11, 2008).

10.9 [2]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 11, 2009).

10.10 [2]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007).

10.11 [2]	Amended and Restated Performance Share Unit Plan (incorporated by reference to Exhibit 10.7 to our Form 10-Q filed August 9, 2007).

10.12 [2]	Amended and Restated Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.8 to our Form 10-Q filed August 9, 2007).

10.13 [2]	Employment Offer Letter to Gregory Leiter, executed October 15, 2007 (incorporated by reference to Exhibit 10.41 to our Form 10-K filed March 11, 2008).

10.14 [2]	Employment Offer Letter to Jerry Fowden dated February 29, 2008 (incorporated by reference to Exhibit 10.29 to our Form 10-K filed March 11, 2009).

10.15 [1]	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Amended Form 10-Q filed June 20, 2011).

10.16 [2]	Employment Offer Letter to Neal Cravens dated August 19, 2009 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed October 29, 2009).

10.17 [2]	Amendment No. 1 to Restated Executive Investment Share Purchase Plan, effective December 28, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 5, 2009).

10.18 [2]	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 24, 2009).

10.19 [2]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K dated February 24, 2009).

EX-2

Number	Description
10.20 [2]	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2010).

10.21 [2]	Common Share Option Cancellation and Forfeiture Agreement between Jerry Fowden and Cott Corporation, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 10, 2010).

10.22 [2]	Stock Appreciation Right Cancellation Agreement between Neal Cravens and Cott Corporation, dated August 10, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 10, 2010).

10.23	2010 Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed on April 1, 2010).

10.24	Amendment to 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on May 4, 2010).

10.25	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed November 10, 2010).

10.26	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to our Form 10-Q filed November 10, 2010).

10.27 [2]	Employment Offer Letter to Michael Gibbons dated March 6, 2009 (incorporated by reference to Exhibit 10.1 of our Form 10-K filed March 15, 2011).

10.28 [1]	Supply Agreement executed December 21, 2010, effective January 1, 2011 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.34 of our Form 10-K/A filed January 1, 2012).

10.29 [1]	Termination of Supply Agreement and Release dated as of December 31, 2010 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.35 of our Form 10-K/A filed January 1, 2012).

21.1	List of Subsidiaries of Cott Corporation (filed herewith).

23.1	Consent of Independent Registered Certified Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2011 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2011 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2011 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2011 (furnished herewith).

101	The following financial statements from Cott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Condensed Consolidated Statements of Comprehensive Income (vi) Notes to the Consolidated Financial Statements (furnished herewith).

[1]	Document is subject to request for confidential treatment.

[2]	Indicates a management contract or compensatory plan.

EX-3