Form 10-Q
period 2012-03-31
COTT CORP /CN/
filed 2012-05-07
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2012
Common Stock, no par value per share	95,101,230 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended
	March 31, 2012	April 2, 2011
Revenue, net	$523.8	$534.1
Cost of sales	460.4	464.5

Gross profit	63.4	69.6

Selling, general and administrative expenses	41.8	45.1
Loss on disposal of property, plant & equipment	0.6	—

Operating income	21.0	24.5

Other (income) expense, net	(0.2)	0.8
Interest expense, net	14.0	14.4

Income before income taxes	7.2	9.3

Income tax expense	0.4	1.6

Net income	$6.8	$7.7

Less: Net income attributable to non-controlling interests	0.9	0.9

Net income attributed to Cott Corporation	$5.9	$6.8

Net income per common share attributed to Cott Corporation
Basic	$0.06	$0.07
Diluted	$0.06	$0.07

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,427	94,076
Diluted	95,702	95,328

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$6.8	$7.7

Other comprehensive income (loss):
Currency translation adjustment	8.2	9.5
Pension benefit plan, net of tax[1]	(0.5)	0.2
Unrealized (loss) gain on derivative instruments, net of tax[2]	(0.3)	0.2

Total other comprehensive income	7.4	9.9

Comprehensive income	$14.2	$17.6

Less: Comprehensive income attributable to non-controlling interests	0.8	0.9

Comprehensive income attributed to Cott Corporation	$13.4	$16.7

[1]	Net of the effect of nil and $0.1 million tax benefit for the three months ended March 31, 2012 and April 2, 2011.
[2]	Net of the effect of a $0.1 million tax benefit and $0.1 million tax expense for the three months ended March 31, 2012 and April 2, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash & cash equivalents	$31.6	$100.9

Accounts receivable, net of allowance of $5.9 ($5.7 as of December 31, 2011)	234.6	210.8
Income taxes recoverable	9.4	9.9
Inventories	228.5	210.0
Prepaid expenses and other assets	21.1	19.3

Total current assets	525.2	550.9

Property, plant & equipment	490.6	482.2
Goodwill	130.3	129.6
Intangibles and other assets	335.8	341.1
Deferred income taxes	5.0	4.1
Other tax receivable	1.1	1.0

Total assets	$1,488.0	$1,508.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$2.5	$3.4
Accounts payable and accrued liabilities	245.5	281.1

Total current liabilities	248.0	284.5

Long-term debt	602.3	602.1
Deferred income taxes	35.1	34.1
Other long-term liabilities	20.5	20.0

Total liabilities	905.9	940.7

Equity

Capital stock, no par - 95,101,230 (December 31, 2011 - 95,101,230) shares issued	395.9	395.9
Treasury stock	(2.1)	(2.1)
Additional paid-in-capital	43.4	42.6
Retained earnings	150.0	144.1
Accumulated other comprehensive loss	(17.2)	(24.7)

Total Cott Corporation equity	570.0	555.8
Non-controlling interests	12.1	12.4

Total equity	582.1	568.2

Total liabilities and equity	$1,488.0	$1,508.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	March 31, 2012	April 2, 2011
Operating Activities
Net income	$6.8	$7.7
Depreciation & amortization	23.8	23.6
Amortization of financing fees	1.2	0.9
Share-based compensation expense	0.8	1.1
Increase in deferred income taxes	—	0.9
Loss on disposal of property, plant & equipment	0.6	—
Other non-cash items	(0.4)	0.2
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(20.5)	(29.4)
Inventories	(16.5)	(6.1)
Prepaid expenses and other assets	(1.8)	0.3
Other assets	1.0	(0.1)
Accounts payable and accrued liabilities	(38.4)	(21.9)
Income taxes recoverable	0.3	(2.8)

Net cash used in operating activities	(43.1)	(25.6)

Investing Activities
Acquisition	(5.0)	—
Additions to property, plant & equipment	(17.7)	(12.5)
Additions to intangibles and other assets	(2.7)	—
Proceeds from sale of property, plant & equipment	—	0.1

Net cash used in investing activities	(25.4)	(12.4)

Financing Activities
Payments of long-term debt	(1.2)	(1.3)
Borrowings under ABL	7.0	99.8
Payments under ABL	(7.0)	(72.5)
Distributions to non-controlling interests	(1.1)	(1.6)

Net cash (used in) provided by financing activities	(2.3)	24.4

Effect of exchange rate changes on cash	1.5	1.2

Net decrease in cash & cash equivalents	(69.3)	(12.4)

Cash & cash equivalents, beginning of period	100.9	48.2

Cash & cash equivalents, end of period	$31.6	$35.8

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$16.0	$17.7
Cash paid for income taxes, net	$0.2	$3.4

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at January 1, 2011	94,750	1,051	$395.6	$(3.2)	$40.8	$106.5	$(17.5)	$13.0	$535.2
Treasury shares issued - PSU Plan	—	(181)	—	0.5	(0.5)	—	—	—	—
Treasury shares issued - EISPP	—	(196)	—	0.6	(0.6)	—	—	—	—
Share-based compensation	—	—	—	—	1.1	—	—	—	1.1
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1.6)	(1.6)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	9.5	—	9.5
Pension benefit plan, net of tax	—	—	—	—	—	—	0.2	—	0.2
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	0.2	—	0.2
Net income	—	—	—	—	—	6.8	—	0.9	7.7

Balance at April 2, 2011	94,750	674	$395.6	$(2.1)	$40.8	$113.3	$(7.6)	$12.3	$552.3

Balance at December 31, 2011	95,101	674	$395.9	$(2.1)	$42.6	$144.1	$(24.7)	$12.4	$568.2

Share-based compensation	—	—	—	—	0.8	—	—	—	0.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Comprehensive income Currency translation adjustment	—	—	—	—	—	—	8.3	(0.1)	8.2
Pension benefit plan, net of tax	—	—	—	—	—	—	(0.5)	—	(0.5)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	—	5.9	—	0.9	6.8

Balance at March 31, 2012	95,101	674	$395.9	$(2.1)	$43.4	$150.0	$(17.2)	$12.1	$582.1

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

During the first quarter of 2012, we recorded out-of-period adjustments which increased income before income taxes by approximately $1.0 million, which related to 2011 and were associated with accounts payable and accrued liabilities. We evaluated the total out-of-period adjustments in relation to the current period, which is when the adjustments were recorded, as well as the period in which they originated and concluded that these adjustments are not material to either the consolidated quarterly or annual financial statements for all impacted periods.

Recent Accounting Pronouncements

ASU 2011-05— Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance and presented the components of comprehensive income in two separate but consecutive statements. This standard impacts the presentation and does not have a financial impact on our consolidated financial statements.

ASU 2011-08— Intangibles-Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB amended its guidance in regards to testing goodwill for impairment to address concern raised about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Accounting Standards Codification (“ASC”) Topic 350 – “Intangibles-Goodwill and Other”. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We have adopted this guidance and are currently evaluating the impact on our consolidated financial statements.

Note 2 – Acquisitions

On August 17, 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration to be paid over three years, of which $4.7 million was paid during the third quarter of 2011, and contingent consideration of up to $55.0 million (the “Cliffstar Acquisition”). The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ended January 1, 2011.

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

During the first quarter of 2012, our United Kingdom (“U.K.”) reporting segment acquired a beverage and wholesale business based in Scotland for $5.0 million. The identified assets, which included inventory, property, plant and equipment, and intangibles, were recorded at their estimated fair values per preliminary valuations and may change based on final valuations. The acquisition did not have a material impact on our financial statements.

Note 3 – Share-Based Compensation

The table below summarizes the share-based compensation expense for the three months ended March 31, 2012 and April 2, 2011. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”), (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan, and (iii) “Stock options” mean non-qualified stock options granted under the 2010 Equity Incentive Plan and the Restated 1986 Common Share Option Plan (the “1986 Option Plan”).

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2012	April 2, 2011
Stock options	$0.1	$—
Performance-based RSUs	—	0.5
Time-based RSUs	0.7	0.6

Total	$0.8	$1.1

As of March 31, 2012, the unrecognized share-based compensation expense and years we expect to recognize as future compensation expense were as follows:

(in millions of U.S. dollars)	Unrecognized share-based compensation expense as of March 31, 2012	Weighted average years expected to recognize compensation
Stock options	$1.5	2.8
Performance-based RSUs	2.1	2.8
Time-based RSUs	5.8	1.8

Total	$9.4

Stock option activity for the three months ended March 31, 2012 was as follows:

	Shares (in thousands)	Weighted average exercise price (Canadian $)
Balance at December 31, 2011	284	$20.47
Awarded	385	6.58
Exercised	—	—
Forfeited or expired	(25)	29.95

Outstanding at March 31, 2012	644	10.24

Exercisable at March 31, 2012	259	$19.56

During the three months ended March 31, 2012 Performance-based RSU and Time-based RSU activity was as follows:

(in thousands of shares)	Number of Performance- based RSUs	Number of Time-based RSUs
Balance at December 31, 2011	2,319	1,548
Awarded	331	442
Forfeited	(49)	(29)

Outstanding at March 31, 2012	2,601	1,961

Stock options awarded during the three months ended March 31, 2012 were granted under the 2010 Equity Incentive Plan. Stock options outstanding at December 31, 2011 were granted under the1986 Option Plan. The board terminated the 1986 Option Plan, effective as of February 23, 2011. In connection with the termination of the 1986 Option Plan, outstanding options will continue in accordance with the terms of the 1986 Option Plan until exercised, forfeited or terminated, as applicable. No further awards will be granted under the 1986 Option Plan.

Average Canadian to U.S. Dollar Exchange Rate for the Three Months Ended March 31, 2012

The weighted average exercise prices for options in Note 3 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the three months ended March 31, 2012:

For the Three Months Ended
March 31, 2012
Average exchange rate	$1.001

Note 4 – Income Taxes

Income tax expense was $0.4 million on pretax income of $7.2 million for the three months ended March 31, 2012, as compared to an income tax expense of $1.6 million on pretax income of $9.3 million for the three months ended April 2, 2011. The first quarter’s income tax expense was reduced by an adjustment of $0.9 million related to an audit settlement. During the second quarter of 2011, we completed a reorganization of our legal entity structure and refinanced intercompany debt. As a result of these activities, our annual effective tax rate is expected to be lower than our statutory rate for the current year.

Note 5 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs and Time-based RSUs.

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended
(in thousands of shares)	March 31, 2012	April 2, 2011
Weighted average number of shares outstanding - basic	94,427	94,076
Dilutive effect of stock options	30	196
Dilutive effect of Performance-based RSUs	114	430
Dilutive effect of Time-based RSUs	1,131	626

Adjusted weighted average number of shares outstanding - diluted	95,702	95,328

We excluded 183,500 (April 2, 2011 – 354,000) stock options from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. We excluded 674,397 (April 2, 2011 – 674,397) treasury shares held in various trusts in the calculation of basic and diluted earnings per share.

Note 6 – Segment Reporting

We produce, package and distribute private-label CSDs, clear, still and sparkling flavored waters, energy-related drinks, juice, juice-based products, bottled water and ready-to-drink teas to regional and national grocery, mass-merchandise and wholesale chains and customers in the dollar convenience and drug channels through five reporting segments – North America (which includes our U.S. operating segment and our Canada operating segment), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other.

	00000	00000	00000	00000	00000	00000
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
For the Three Months Ended March 31, 2012

External revenue[1]	$408.1	$99.2	$9.1	$7.4	$—	$523.8
Depreciation and amortization	20.1	3.3	0.4	—	—	23.8
Operating income (loss)	17.3	3.2	(1.3)	1.8	—	21.0
Additions to property, plant & equipment	12.6	5.0	0.1	—	—	17.7

As of March 31, 2012
Property, plant & equipment	$382.5	$98.4	$9.7	$—	$—	$490.6
Goodwill	125.8	—	—	4.5	—	130.3
Intangibles and other assets	321.2	14.2	0.4	—	—	335.8
Total assets[2]	1,209.5	235.0	29.5	13.3	0.7	1,488.0

[1]	Intersegment revenue between North America and the other reporting segments was $4.1 million for the three months ended March 31, 2012.
[2]	Excludes intersegment receivables, investments and notes receivable.

	00000	00000	00000	00000	00000	00000
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
For the Three Months Ended April 2, 2011

External revenue[1]	$428.8	$86.3	$11.4	$7.6	$—	$534.1
Depreciation and amortization	19.7	3.4	0.5	—	—	23.6
Operating income (loss)	20.8	3.0	(1.5)	2.2	—	24.5
Additions to property, plant & equipment	10.2	2.3	—	—	—	12.5

As of December 31, 2011
Property, plant & equipment	$383.1	$89.8	$9.3	$—	$—	$482.2
Goodwill	125.1	—	—	4.5	—	129.6
Intangibles and other assets	326.1	14.6	0.4	—	—	341.1
Total assets[2]	1,231.3	237.0	28.4	11.3	0.9	1,508.9

[1]	Intersegment revenue between North America and the other reporting segments was $4.2 million for the three months ended April 2, 2011.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the three months ended March 31, 2012, sales to Walmart accounted for 31.6% (April 2, 2011 – 33.0%) of our total revenues, 36.0% of our North America reporting segment revenues (April 2, 2011 – 36.7%), 16.8% of our U.K. reporting segment revenues (April 2, 2011 – 15.4%), and 24.4% of our Mexico reporting segment revenues (April 2, 2011 – 52.0%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2012	April 2, 2011
United States	$366.2	$388.7
Canada	53.8	52.1
United Kingdom	99.2	86.3
Mexico	9.1	11.4
RCI	7.4	7.6
Elimination[1]	(11.9)	(12.0)

	$523.8	$534.1

[1]

Represents intersegment revenue among our operating segments, of which $4.1 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three months ended March 31, 2012, and $4.2 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three months ended April 2, 2011.

Revenues by product were as follows:

	$408.1	$408.1	$408.1	$408.1	$408.1
For the Three Months Ended March 31, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$163.8	$33.7	$5.6	$—	$203.1
Juice	133.9	3.1	0.1	—	137.1
Concentrate	2.9	0.8	—	7.4	11.1
All other products	107.5	61.6	3.4	—	172.5

Total	$408.1	$99.2	$9.1	$7.4	$523.8

For the Three Months Ended April 2, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$156.3	$42.4	$9.3	$—	$208.0
Juice	160.0	2.2	0.8	—	163.0
Concentrate	2.3	0.2	—	7.6	10.1
All other products	110.2	41.5	1.3	—	153.0

Total	$428.8	$86.3	$11.4	$7.6	$534.1

Property, plant and equipment by operating segment as of March 31, 2012 and December 31, 2011 was as follows:

(in millions of U.S. dollars)	March 31, 2012	December 31, 2011
United States	$334.8	$336.2
Canada	47.7	46.9
United Kingdom	98.4	89.8
Mexico	9.7	9.3

	$490.6	$482.2

Note 7 – Inventories

The following table summarizes inventories as of March 31, 2012 and December 31, 2011:

(in millions of U.S. dollars)	March 31, 2012	December 31, 2011
Raw materials	$87.5	$87.3
Finished goods	120.5	102.3
Other	20.5	20.4

	$228.5	$210.0

Note 8 – Intangibles and Other Assets

The following table summarizes intangibles and other assets as of March 31, 2012:

	Amortization	Amortization	Amortization
	March 31, 2012
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.4	$—	$45.4

Subject to amortization
Customer relationships	$367.0	$124.3	$242.7
Trademarks	28.1	22.1	6.0
Information technology	68.9	55.3	13.6
Other	11.5	6.5	5.0

	475.5	208.2	267.3

	520.9	208.2	312.7

Other Assets
Financing costs	$23.2	$8.5	$14.7
Deposits	7.2	—	7.2
Other	1.4	0.2	1.2

	31.8	8.7	23.1

Total Intangibles & Other Assets	$552.7	$216.9	$335.8

Amortization expense of intangible and other assets was $9.0 million for the three months ended March 31, 2012 and $8.9 million for the three months ended April 2, 2011.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2012	$24.2
2013	30.0
2014	28.1
2015	25.9
2016	22.6
Thereafter	136.5

$267.3

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc. including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”). The Rights are not subject to amortization.

Note 9 – Debt

Our total debt as of March 31, 2012 and December 31, 2011 was as follows:

(in millions of U.S. dollars)	March 31, 2012	December 31, 2011
8.375% senior notes due in 2017[1]	$215.0	$215.0
8.125% senior notes due in 2018	375.0	375.0
GE obligation	11.4	12.4
Other capital leases	4.3	4.1
Other debt	1.5	1.5

Total debt	607.2	608.0
Less: Current debt
GE obligation - current maturities	1.7	2.6
Other capital leases - current maturities	0.6	0.6
Other debt - current maturities	0.2	0.2

Total current debt	2.5	3.4
Long-term debt before discount	604.7	604.6
Less discount on 8.375% notes	(2.4)	(2.5)

Total long-term debt	$602.3	$602.1

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

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

As of March 31, 2012, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.5% per annum of the unused commitment, which was $263.9 million as of March 31, 2012.

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

We are currently involved in legal matters related to various contract disputes. We intend to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions.

As of December 31, 2011, our accrued liability for litigation contingencies with a probable likelihood of loss was $2.9 million related to a single contingency. We settled this legal matter for an amount not materially different than our accrued liability.

On August 17, 2010, we completed the Cliffstar Acquisition. The first $15.0 million of the maximum of $55.0 million of contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ended January 1, 2011.

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

We had $11.1 million in standby letters of credit outstanding as of March 31, 2012 (April 2, 2011 – $9.1 million).

Note 11 – Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the Amended and Restated Performance Share Unit Plan (the “PSU Plan”) and the Restated Executive Incentive Share Purchase Plan (the “Restated EISPP”). As of March 31, 2012, 0.7 million shares were held in trust, and accounted for as treasury shares under applicable accounting rules. Treasury shares are reported at cost.

Subsequent to the adoption of the 2010 Equity Incentive Plan on May 4, 2010, the Human Resources and Compensation Committee of the Board of Directors determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the PSU Plan and the Restated EISPP effective February 23, 2011. No further awards will be granted under such plans, as future awards will be made under the Company’s 2010 Equity Incentive Plan. On May 1, 2012, our Board of Directors authorized the repurchase of up to $35 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended March 31, 2012. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens as compared to other currencies, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of March 31, 2012 was approximately $15.2 million.

The fair value of the Company’s derivative instrument liabilities was $0.3 million as of March 31, 2012.

The settlement of our derivative instruments resulted in a charge to cost of sales of less than $0.1 million for the three months ended March 31, 2012.

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

We have certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

	March 31, 2012
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Netting Adjustment	Fair Value Measurements
Liabilities
Derivatives	$—	$0.3	$—	$—	$0.3

Total Liabilities	$—	$0.3	$—	$—	$0.3

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of March 31, 2012 and December 31, 2011 were as follows:

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	March 31, 2012		December 31, 2011
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	$215.0	$232.5	$215.0	231.4
8.125% senior notes due in 2018[1]	375.0	405.9	375.0	404.5

Total	$590.0	$638.4	$590.0	$635.9

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 inputs.

Fair value of contingent consideration

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 31, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$43.7	$208.1	$240.5	$39.7	$(8.2)	$523.8
Cost of sales	37.7	176.2	218.2	36.5	(8.2)	460.4

Gross profit	6.0	31.9	22.3	3.2	—	63.4
Selling, general and administrative expenses	8.7	15.6	15.0	2.5	—	41.8
Loss on disposal of property, plant & equipment	—	0.4	0.2	—	—	0.6

Operating (loss) income	(2.7)	15.9	7.1	0.7	—	21.0

Other (income) expense, net	(0.1)	0.1	—	(0.2)	—	(0.2)
Intercompany interest (income) expense, net	—	(2.3)	2.3	—	—	—
Interest expense, net	0.1	13.7	0.2	—	—	14.0

(Loss) income before income tax (benefit) expense and equity income	(2.7)	4.4	4.6	0.9	—	7.2

Income tax (benefit) expense	(0.5)	0.7	0.1	0.1	—	0.4
Equity income	8.1	1.0	5.1	—	(14.2)	—

Net income	$5.9	$4.7	$9.6	$0.8	$(14.2)	$6.8

Less: Net income attributable to non-controlling interests	—	—	—	0.9	—	0.9

Net income (loss) attributed to Cott Corporation	$5.9	$4.7	$9.6	$(0.1)	$(14.2)	$5.9

Total other comprehensive income (loss)	7.4	17.2	(477.9)	50.0	410.7	7.4

Comprehensive income (loss) attributed to Cott Corporation	$13.4	$21.9	$(468.3)	$49.9	$396.5	$13.4

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$41.9	$215.0	$252.6	$33.1	$(8.5)	$534.1
Cost of sales	34.9	186.0	223.4	28.7	(8.5)	464.5

Gross profit	7.0	29.0	29.2	4.4	—	69.6

Selling, general and administrative expenses	8.2	18.6	14.8	3.5	—	45.1

Operating (loss) income	(1.2)	10.4	14.4	0.9	—	24.5

Other expense, net	0.4	0.4	—	—	—	0.8
Intercompany interest (income) expense, net	(1.7)	—	1.7	—	—	—
Interest expense, net	—	13.8	0.5	0.1	—	14.4

Income (loss) before income tax expense (benefit) and equity income (loss)	0.1	(3.8)	12.2	0.8	—	9.3

Income tax expense (benefit)	1.1	1.3	(0.9)	0.1	—	1.6
Equity income (loss)	7.8	1.3	(3.8)	—	(5.3)	—

Net income (loss)	$6.8	$(3.8)	$9.3	$0.7	$(5.3)	$7.7

Less: Net income attributable to non-controlling interests	—	—	—	0.9	—	0.9

Net income (loss) attributed to Cott Corporation	$6.8	$(3.8)	$9.3	$(0.2)	$(5.3)	$6.8

Total other comprehensive income	9.3	19.2	104.5	31.2	(154.3)	9.9

Comprehensive income attributed to Cott Corporation	$16.1	$15.4	$113.8	$31.0	$(159.6)	$16.7

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of March 31, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$9.0	$1.7	$13.7	$7.2	$—	$31.6
Accounts receivable, net of allowance	22.8	97.9	150.0	14.6	(50.7)	234.6
Income taxes recoverable	—	8.6	0.8	—	—	9.4
Inventories	19.8	71.9	126.9	9.9	—	228.5
Prepaid expenses and other assets	1.6	14.2	5.2	0.1	—	21.1

Total current assets	53.2	194.3	296.6	31.8	(50.7)	525.2

Property, plant & equipment	49.1	180.1	251.1	10.3	—	490.6
Goodwill	27.6	4.5	98.2	—	—	130.3
Intangibles and other assets	0.9	105.6	211.8	17.5	—	335.8
Deferred income taxes	4.9	—	—	0.1	—	5.0
Other tax receivable	0.5	—	0.6	—	—	1.1
Due from affiliates	33.0	171.8	78.0	41.9	(324.7)	—
Investments in subsidiaries	468.1	385.9	(443.4)	233.9	(644.5)	—

Total assets	$637.3	$1,042.2	$492.9	$335.5	$(1,019.9)	$1,488.0

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2.0	$0.1	$0.4	$—	$2.5
Accounts payable and accrued liabilities	23.6	105.7	149.8	17.1	(50.7)	245.5

Total current liabilities	23.6	107.7	149.9	17.5	(50.7)	248.0

Long-term debt	0.1	599.1	1.2	1.9	—	602.3
Deferred income taxes	—	27.1	7.0	1.0	—	35.1
Other long-term liabilities	0.2	3.9	16.4	—	—	20.5
Due to affiliates	43.4	76.5	174.4	30.4	(324.7)	—

Total liabilities	67.3	814.3	348.9	50.8	(375.4)	905.9

Equity
Capital stock, no par	395.9	574.9	895.3	175.0	(1,645.2)	395.9
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	43.4	—	—	—	—	43.4
Retained earnings (deficit)	150.0	(355.0)	(366.9)	(44.7)	766.6	150.0
Accumulated other comprehensive (loss) income	(17.2)	8.0	(384.4)	142.3	234.1	(17.2)

Total Cott Corporation equity	570.0	227.9	144.0	272.6	(644.5)	570.0
Non-controlling interests	—	—	—	12.1	—	12.1

Total equity	570.0	227.9	144.0	284.7	(644.5)	582.1

Total liabilities and equity	$637.3	$1,042.2	$492.9	$335.5	$(1,019.9)	$1,488.0

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 31, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$13.7	$20.7	$58.9	$7.6	$—	$100.9
Accounts receivable, net of allowance	22.4	97.2	136.3	14.6	(59.7)	210.8
Income taxes recoverable	—	8.8	0.8	0.3	—	9.9
Inventories	18.1	60.2	124.2	7.5	—	210.0
Prepaid expenses and other assets	1.8	13.8	3.6	0.1	—	19.3

Total current assets	56.0	200.7	323.8	30.1	(59.7)	550.9

Property, plant & equipment	48.0	179.3	245.1	9.8	—	482.2
Goodwill	26.9	4.5	98.2	—	—	129.6
Intangibles and other assets	0.9	105.3	216.5	18.4	—	341.1
Deferred income taxes	4.1	—	—	—	—	4.1
Other tax receivable	0.5	—	0.5	—	—	1.0
Due from affiliates	30.3	166.4	79.1	41.9	(317.7)	—
Investments in subsidiaries	459.8	365.5	572.3	225.3	(1,622.9)	—

Total assets	$626.5	$1,021.7	$1,535.5	$325.5	$(2,000.3)	$1,508.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2.9	$0.1	$0.4	$—	$3.4
Accounts payable and accrued liabilities	27.1	117.1	181.2	15.4	(59.7)	281.1

Total current liabilities	27.1	120.0	181.3	15.8	(59.7)	284.5

Long-term debt	0.2	599.0	1.2	1.7	—	602.1
Deferred income taxes	—	26.8	6.8	0.5	—	34.1
Other long-term liabilities	0.2	3.5	16.3	—	—	20.0
Due to affiliates	43.2	77.8	168.9	27.8	(317.7)	—

Total liabilities	70.7	827.1	374.5	45.8	(377.4)	940.7

Equity
Capital stock, no par	395.9	569.3	1,396.5	218.2	(2,184.0)	395.9
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	42.6	—	—	—	—	42.6
Retained earnings (deficit)	144.1	(365.5)	(329.0)	(43.2)	737.7	144.1
Accumulated other comprehensive (loss) income	(24.7)	(9.2)	93.5	92.3	(176.6)	(24.7)

Total Cott Corporation equity	555.8	194.6	1,161.0	267.3	(1,622.9)	555.8
Non-controlling interests	—	—	—	12.4	—	12.4

Total equity	555.8	194.6	1,161.0	279.7	(1,622.9)	568.2

Total liabilities and equity	$626.5	$1,021.7	$1,535.5	$325.5	$(2,000.3)	$1,508.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 31, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$5.9	$4.7	$9.6	$0.8	$(14.2)	$6.8
Depreciation & amortization	1.6	8.8	12.0	1.4	—	23.8
Amortization of financing fees	0.1	1.0	0.1	—	—	1.2
Share-based compensation expense	0.1	0.5	0.2	—	—	0.8
Increase (decrease) in deferred income taxes	0.4	(0.7)	0.2	0.1	—	—
Loss on disposal of property, plant & equipment	—	0.4	0.2	—	—	0.6
Equity (loss) income, net of distributions	(8.1)	(1.0)	(5.1)	—	(14.2)	—
Intercompany transactions	4.2	1.2	—	—	(5.4)	—
Other non-cash items	(0.4)	—	—	—	—	(0.4)
Net change in operating assets and liabilities, net of acquisition	(9.9)	(19.5)	(52.7)	0.8	5.4	(75.9)

Net cash (used in) provided by operating activities	(6.1)	(4.6)	(35.5)	3.1	—	(43.1)

Investing Activities
Acquisition	—	—	(5.0)	—	—	(5.0)
Additions to property, plant & equipment	(1.5)	(11.1)	(5.0)	(0.1)	—	(17.7)
Additions to intangibles and other assets	—	(2.2)	(0.5)	—	—	(2.7)
Advances to affiliates	—	—	—	(2.6)	2.6	—

Net cash used in investing activities	(1.5)	(13.3)	(10.5)	(2.7)	2.6	(25.4)

Financing Activities
Payments of long-term debt	—	(1.1)	—	(0.1)	—	(1.2)
Borrowings under ABL	—	7.0	—	—	—	7.0
Payments under ABL	—	(7.0)	—	—	—	(7.0)
Advances from affiliates	2.6	—	—	—	(2.6)	—
Distributions to non-controlling interests	—	—	—	(1.1)	—	(1.1)

Net cash provided by (used in) financing activities	2.6	(1.1)	—	(1.2)	(2.6)	(2.3)

Effect of exchange rate changes on cash	0.3	—	0.8	0.4	—	1.5

Net decrease in cash & cash equivalents	(4.7)	(19.0)	(45.2)	(0.4)	—	(69.3)

Cash & cash equivalents, beginning of period	13.7	20.7	58.9	7.6	—	100.9

Cash & cash equivalents, end of period	$9.0	$1.7	$13.7	$7.2	$—	$31.6

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating activities
Net income (loss)	$6.8	$(3.8)	$9.3	$0.7	$(5.3)	$7.7
Depreciation & amortization	1.6	8.6	11.9	1.5	—	23.6
Amortization of financing fees	0.1	0.7	0.1	—	—	0.9
Share-based compensation expense	0.1	0.7	0.3	—	—	1.1
Increase (decrease) in deferred income taxes	0.3	1.1	(0.5)	—	—	0.9
Equity (loss) income, net of distributions	(7.8)	(1.3)	3.8	—	5.3	—
Intercompany transactions	4.6	1.6	—	—	(6.2)	—
Other non-cash items	0.4	(0.2)	—	—	—	0.2
Net change in operating assets and liabilities	(32.3)	(45.2)	4.8	6.5	6.2	(60.0)

Net cash (used in) provided by operating activities	(26.2)	(37.8)	29.7	8.7	—	(25.6)

Investing activities

Additions to property, plant & equipment	(0.7)	(8.0)	(3.8)	—	—	(12.5)
Proceeds from sale of property, plant & equipment	—	—	0.1	—	—	0.1
Advances to affiliates	19.8	—	(12.4)	(6.0)	(1.4)	—

Net cash provided by (used in) investing activities	19.1	(8.0)	(16.1)	(6.0)	(1.4)	(12.4)

Financing activities
Payments of long-term debt	—	(1.3)	—	—	—	(1.3)
Borrowings under ABL	—	99.8	—	—	—	99.8
Payments under ABL	—	(72.5)	—	—	—	(72.5)
Advances from affiliates	6.0	12.4	(19.8)	—	1.4	—
Distributions to non-controlling interests	—	—	—	(1.6)	—	(1.6)

Net cash provided by (used in) financing activities	6.0	38.4	(19.8)	(1.6)	1.4	24.4

Effect of exchange rate changes on cash	0.3	—	0.8	0.1	—	1.2

Net (decrease) increase in cash & cash equivalents	(0.8)	(7.4)	(5.4)	1.2	—	(12.4)

Cash & cash equivalents, beginning of period	7.8	9.1	26.0	5.3	—	48.2

Cash & cash equivalents, end of period	$7.0	$1.7	$20.6	$6.5	$—	$35.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2011 Annual Report.

Overview

We are one of the world’s largest beverage companies focusing on private-label and contract manufacturing. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our retailer partners to provide proven profitable products. As a “fast follower” of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar private label products to provide our retail partners and their consumers with high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

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

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our largest commodities are aluminum for cans and ends, resin for polyethylene terephthalate bottles, preforms and caps, corn for high fructose corn syrup (“HFCS”), fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. We have entered into fixed price commitments for a majority of our forecasted aluminum and fruit requirements for the remainder of 2012, as well as a portion of our aluminum and fruit requirements for 2013. We have entered into fixed price commitments for all of our HFCS requirements for 2012.

On August 17, 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration to be paid over three years, of which $4.7 million was paid during the third quarter of 2011, and contingent consideration of up to $55.0 million (the “Cliffstar Acquisition”). The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ended January 1, 2011. The seller of Cliffstar notified us of certain objections to the performance measures used to calculate the contingent consideration and such objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary materially from our current estimated fair value of payments previously made to the seller amounting to $34.3 million. We are currently unable to predict the ultimate outcome of this action.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, U.K. and Mexico, including carbonated soft drinks (“CSDs”), clear, still and sparkling flavored waters, juice, juice-based products, bottled water, energy drinks and ready-to-drink teas. During the first three months of 2012, we supplied Walmart with all of its private label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for such products, our operating results could be materially adversely affected. Sales to Walmart for the three months ended March 31, 2012 and April 2, 2011 accounted for 31.6% and 33.0% of total revenue.

Summary financial results

Our net income for the three months ended March 31, 2012 (the “first quarter”) was $5.9 million or $0.06 per diluted share, compared with net income of $6.8 million or $0.07 per diluted share for the three months ended April 2, 2011.

The following items of significance impacted our financial results for the first quarter of 2012:

•

our revenue decreased 1.9% from the comparable prior year period due primarily to a decline in North America volume resulting from the exit of certain case pack water business and the continuing decline in the U.S. shelf stable juice market. Absent foreign exchange impact, revenue decreased 1.3% from the comparable prior year period;

•	our gross profit as a percentage of revenue declined to 12.1% for the first quarter from 13.0% in the comparable prior year period;

•

our filled beverage 8-ounce equivalents (“beverage case volume”) decreased 6.8% during the first quarter due primarily to the loss of certain customers resulting from the strategic implementation of price increases;

•

our selling, general and administrative (“SG&A”) expenses for the first quarter decreased to $41.8 million from $45.1 million in the comparable prior year period due primarily to a reduction of information technology costs and professional fees, offset in part by an increase in certain employee-related costs;

•

other income was $0.2 million in the first quarter compared to other expense of $0.8 million in the comparable prior year period due primarily to foreign exchange gains primarily related to intercompany transactions; and

•	our income tax expense was $0.4 million compared to $1.6 million in the comparable prior year period, due primarily to a favorable audit settlement of $0.9 million.

•

our Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) for the first quarter increased 2.9% to $46.1 million from $44.8 million in the comparable prior year period.

The following items of significance impacted our financial results for the first quarter of 2011:

•	the Cliffstar Acquisition contributed $166.3 million to revenue in the first quarter of 2011;

•

our revenue increased 47.2% from the comparable prior year period. Absent foreign exchange impact, revenue increased 45.8% in the first quarter, due to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition and the impact of foreign exchange, revenue was flat;

•	our gross profit as a percentage of revenue declined to 13.0% for the first quarter compared to 15.8% for the comparable prior year period due primarily to higher commodity and freight costs;

•	our beverage case volume increased 22.5% due primarily to the Cliffstar Acquisition which contributed a 30.1% increase in the North America operating segment;

•

our SG&A expenses increased to $45.1 million from $32.4 million in the comparable prior year period, due primarily to the Cliffstar Acquisition, information technology costs, certain employee related costs and professional fees;

•

our interest expense increased to $14.4 million from $6.2 million in the comparable prior year period due primarily to the issuance of $375.0 million of senior notes that are due on September 1, 2018 (the “2018 Notes”);

•	the decrease in other expense of $1.0 million was due primarily to the write-off of financing fees of $1.4 million in the comparable prior year period; and

•	our income tax expense decreased $2.8 million in the first quarter from the comparable prior year period, due primarily to lower pre-tax income.

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures. We exclude the impact of foreign exchange from GAAP revenues to separate the impact of currency exchange rate changes from Cott’s results of operations, and, in some cases, by excluding the impact of the Cliffstar Acquisition. Cott excludes these items to better understand trends in the business and the impact of the Cliffstar Acquisition.

We also utilize EBITDA, which is GAAP earnings before interest expense, provision for income taxes, depreciation and amortization (“EBITDA”). We consider EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize Adjusted EBITDA as an indicator of operating performance. Our Adjusted EBITDA reflects inventory step-up (step-down) adjustments and integration costs related to the Cliffstar Acquisition. Adjusted EBITDA excludes these items to make period-over-period comparisons of our ongoing core operations before material charges.

Because Cott uses these adjusted financial results in the management of its business and to understand business performance, management believes this supplemental information is useful to investors for their independent evaluation and understanding of Cott’s business performance and the performance of its management. The non-GAAP financial measures described above are in addition to, and not meant to be considered superior to, or a substitute for, Cott’s financial statements prepared in accordance with GAAP. In addition, the non-GAAP financial measures included in this report reflect management’s judgment of particular items, and may be different from, and therefore may not be comparable to, similarly titled measures reported by other companies.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended March 31, 2012 and April 2, 2011:

	For the Three Months Ended
	March 31, 2012		April 2, 2011
(in millions of U.S. dollars)	$	%	$	%
Revenue	523.8	100.0	534.1	100.0
Cost of sales	460.4	87.9	464.5	87.0

Gross profit	63.4	12.1	69.6	13.0
Selling, general, and administrative expenses	41.8	8.0	45.1	8.4
Loss on disposal of property, plant & equipment	0.6	0.1	—	—
Restructuring	—	—	—	—

Operating income	21.0	4.0	24.5	4.6
Other (income) expense, net	(0.2)	—	0.8	0.1
Interest expense, net	14.0	2.7	14.4	2.8

Income before income taxes	7.2	1.3	9.3	1.7
Income tax expense	0.4	0.1	1.6	0.3

Net income	6.8	1.2	7.7	1.4

Less: Net income attributable to non-controlling interests	0.9	0.2	0.9	0.1

Net income attributed to Cott Corporation	5.9	1.0	6.8	1.3

Depreciation & amortization	23.8	4.5	23.6	4.4

The following table summarizes our revenue and operating income (loss) by reporting segment for the three months ended March 31, 2012 and April 2, 2011:

	For the Three Months Ended
(in millions of U.S. Dollars)	March 31, 2012	April 2, 2011
Revenue
North America	$408.1	$428.8
United Kingdom	99.2	86.3
Mexico	9.1	11.4
RCI	7.4	7.6

Total	$523.8	$534.1

Operating income (loss)
North America	$17.3	$20.8
United Kingdom	3.2	3.0
Mexico	(1.3)	(1.5)
RCI	1.8	2.2

Total	$21.0	$24.5

Revenues are attributed to reporting segments based on the location of the customer.

The following table summarizes our beverage case volume by reporting segment for the three months ended March 31, 2012 and April 2, 2011:

	For the Three Months Ended
(in millions of cases)	March 31, 2012	April 2, 2011
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
North America	179.6	195.1
United Kingdom	44.9	43.5
Mexico	5.9	8.4
RCI	71.0	82.5

Total	301.4	329.5

Volume-8 oz equivalent cases - Filled Beverage
North America	156.4	170.6
United Kingdom	40.9	39.1
Mexico	5.9	8.4
RCI	—	—

Total	203.2	218.1

The following tables summarize revenue and volume by product for the three months ended March 31, 2012 and April 2, 2011:

For the Three Months Ended March 31, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$163.8	$33.7	$5.6	$—	$203.1
Juice	133.9	3.1	0.1	—	137.1
Concentrate	2.9	0.8	—	7.4	11.1
All other products	107.5	61.6	3.4	—	172.5

Total	$408.1	$99.2	$9.1	$7.4	$523.8

For the Three Months Ended March 31, 2012
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	74.9	18.1	4.0	—	97.0
Juice	30.4	0.8	0.1	—	31.3
Concentrate	23.2	4.0	—	71.0	98.2
All other products	51.1	22.0	1.8	—	74.9

Total	179.6	44.9	5.9	71.0	301.4

For the Three Months Ended April 2, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$156.3	$42.4	$9.3	$—	$208.0
Juice	160.0	2.2	0.8	—	163.0
Concentrate	2.3	0.2	—	7.6	10.1
All other products	110.2	41.5	1.3	—	153.0

Total	$428.8	$86.3	$11.4	$7.6	$534.1

For the Three Months Ended April 2, 2011
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	78.7	24.3	6.6	—	109.6
Juice	37.4	0.6	0.6	—	38.6
Concentrate	24.6	4.5	—	82.5	111.6
All other products	54.4	14.1	1.2	—	69.7

Total	195.1	43.5	8.4	82.5	329.5

Results of operations

The following tables summarize the change in revenue by reporting segment for the three months ended March 31, 2012 and April 2, 2011:

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2012
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(10.3)	$(20.7)	$12.9	$(2.3)	$(0.2)
Impact of foreign exchange[1]	3.2	0.7	1.7	0.8	—

Change excluding foreign exchange	$(7.1)	$(20.0)	$14.6	$(1.5)	$(0.2)

Percentage change in revenue	-1.9%	-4.8%	14.9%	-20.2%	-2.6%

Percentage change in revenue excluding foreign exchange	-1.3%	-4.7%	16.9%	-13.2%	-2.6%

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

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended March 31, 2012 and April 2, 2011.

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2012	April 2, 2011
Net income attributed to Cott Corporation	$5.9	$6.8
Interest expense, net	14.0	14.4
Income tax expense	0.4	1.6
Depreciation & amortization	23.8	23.6
Net income attributable to non-controlling interests	0.9	0.9

EBITDA	$45.0	$47.3

Acquisition adjustments
Inventory step-up (step-down)	0.1	(3.2)
Integration costs	1.0	0.7
Adjusted EBITDA	$46.1	$44.8

Revenue – Revenue decreased $10.3 million or 1.9% in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue decreased 1.3% in the first quarter from the comparable prior year period.

North America revenue decreased $20.7 million or 4.8% in the first quarter from the comparable prior year period due primarily to a 8.3% decrease in beverage case volume in the first quarter from the comparable prior year period. Net selling price per beverage case (which is net revenue divided by beverage case volume) increased 4.0% in the first quarter from the comparable prior year period. The increase was due primarily to price increases implemented during the second quarter of 2011.

U.K. revenue increased $12.9 million or 14.9% in the first quarter from the comparable prior year period due primarily to continued improvement in product mix and growth in the wholesale channel. Net selling price per beverage case increased 10.0% in the first quarter from the comparable prior year period, due primarily to price increases implemented to mitigate rising commodity costs and improved product mix. Absent foreign exchange impact, U.K. revenue increased 16.9% in the first quarter.

Mexico revenue decreased $2.3 million or 20.2% in the first quarter from the comparable prior year period due primarily to the loss of a customer, offset in part by a 13.2% increase in net selling price per beverage case in the first quarter. Absent foreign exchange impact, Mexico revenue decreased 13.2% in the first quarter.

RCI revenue declined 2.6% in the first quarter from the comparable prior year period. Concentrate volume declined 13.9% from the comparable prior year period due primarily to the timing of shipments and declining sales in the Middle East. RCI primarily sells concentrate.

Cost of Sales – Cost of sales represented 87.9% of revenue in the first quarter, compared to 87.0% in the comparable prior year period. The increase in cost of sales as a percentage of revenue was due primarily to higher commodity costs. Variable costs represented 75.8% of total sales in the first quarter and 75.9% in the comparable prior year period. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

Gross Profit – Gross profit as a percentage of revenue decreased to 12.1% in the first quarter from 13.0% in the comparable prior year period due primarily to higher commodity costs.

Selling, General and Administrative Expenses – SG&A decreased $3.3 million or 7.3% in the first quarter from the comparable prior year period. The decrease was due primarily to a reduction to information technology costs and professional fees, offset in part by an increase of certain employee-related costs. As a percentage of revenue, SG&A decreased to 8.0% in the first quarter from 8.4% in the comparable prior year period.

Operating Income – Operating income was $21.0 million in the first quarter compared to $24.5 million in the comparable prior year period. The decrease was due primarily to lower gross profit, offset in part by lower SG&A costs.

Other (Income) Expense – Other income was $0.2 million in the first quarter compared to other expense of $0.8 million in the comparable prior year period. This increase was due primarily to foreign exchange gains primarily related to intercompany transactions.

Income Taxes – We recorded income tax expense of $0.4 million in the first quarter compared to $1.6 million in the comparable prior year period. The decrease was due primarily to an audit settlement of $0.9 million. The reorganization of our legal entity structure and refinancing of intercompany debt during the second quarter of 2011 is expected to result in a reduction of Cott’s effective tax rate versus the statutory rate for the current year.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three months ended March 31, 2012 and April 2, 2011, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2012	April 2, 2011
Net cash used in operating activities	$(43.1)	$(25.6)
Net cash used in investing activities	(25.4)	(12.4)
Net cash (used in) provided by financing activities	(2.3)	24.4
Effect of exchange rate changes on cash	1.5	1.2

Net decrease in cash & cash equivalents	(69.3)	(12.4)
Cash & cash equivalents, beginning of period	100.9	48.2

Cash & cash equivalents, end of period	$31.6	$35.8

Financial and Capital Resources and Liquidity

As of March 31, 2012, we had total debt of $607.2 million and $31.6 million of cash and cash equivalents compared to $648.2 million of debt and $35.8 million of cash and cash equivalents as of April 2, 2011.

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

As of March 31, 2012, our total availability under the ABL facility was $275.0 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of April 15, 2012 (the March month-end under the terms of the credit agreement governing our ABL facility), and we had no ABL borrowings outstanding and $11.1 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $263.9 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

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

Operating activities

Cash used in operating activities was $43.1 million during the first quarter compared to $25.6 million in the comparable prior year period. The $17.5 million increase was due primarily to timing of accounts payable and higher commodity costs in inventory, offset in part by the timing of accounts receivable receipts.

Investing activities

Cash used in investing activities was $25.4 million during the first quarter compared to $12.4 million in the comparable prior year period. The $13.0 million increase was due primarily to increased capital expenditures, and the acquisition of a beverage and wholesale business by our U.K. reporting segment.

Financing activities

Cash used in financing activities was $2.3 million during the first quarter compared to cash provided of $24.4 million in the comparable prior year period. The change was due primarily to ABL borrowings in the prior year period.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of March 31, 2012.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Debt

Asset Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our North America, U.K. and Mexico operating segments. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the issuance of the 2018 Notes and the application of net proceeds therefrom, the underwritten public offering of 13,340,000 common shares at a price of $5.67 per share and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility. The financing fees are being amortized using the straight line interest method over a four-year period, which represents the duration of the ABL facility.

As of March 31, 2012, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.5% per annum of the unused commitment, which was $263.9 million as of March 31, 2012.

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

Credit Ratings and Covenant Compliance

Credit Ratings

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ABL Facility

Under the credit agreement governing the ABL facility, we and our restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of (a) $30.0 million and (b) the lesser of (i) 12.5% of the amount of the aggregate borrowing base or (ii) $37.5 million. Although the covenant was not triggered as of March 31, 2012, our fixed charge coverage ratio as calculated under this covenant was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. The credit agreement governing the ABL facility requires us to maintain aggregate availability of at least $15.0 million. We were in compliance with all of the applicable covenants under the ABL facility on March 31, 2012.

Common Share Repurchase Program

On May 1, 2012, our Board of Directors authorized the repurchase of up to $35 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice.

Capital Structure

Since December 31, 2011, equity has increased by $14.2 million. The increase was the result of net income of $5.9 million, $0.8 million of share-based compensation expense, and other comprehensive income of $7.5 million.

Dividend Payments

There are certain restrictions on the payment of dividends under our ABL facility and under the indentures governing the 2017 Notes and 2018 Notes. No dividends payments were made during the first three months of 2012 or in 2011 and we do not expect to pay dividends in the forseeable future.

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

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in sales to any significant customer, particularly Walmart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to realize the expected benefits of the Cliffstar Acquisition because of integration difficulties and other challenges;

•	risks associated with the asset purchase agreement entered into in connection with the Cliffstar Acquisition;

•	the substantial indebtedness we incurred and our ability to meet our obligations;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	our exposure to intangible asset risk;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	volatility of our stock price; or

•	our ability to maintain compliance with the listing requirements of the New York Stock Exchange.

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

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, have maturities of less than one year. As of March 31, 2012, we had outstanding foreign exchange forward contracts with notional amounts of $15.2 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long- term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of March 31, 2012, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $11.1 million outstanding letters of credit) would result in less than $0.1 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted-average interest rate of our debt outstanding at March 31, 2012 was 8.2%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In addition, our management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.	Risk Factors

There has been no material change in our risk factors since December 31, 2011. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a detailed description of our risk factors.

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Employment Offer Letter to Jay Wells dated January 14, 2012 (filed herewith).

10.2	Amendment No. 1 to Credit Agreement, dated as of April 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 7, 2012 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 7, 2012 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 7, 2012 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 7, 2012 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: May 7, 2012	/s/ Jay Wells
Jay Wells Chief Financial Officer (On behalf of the Company)

Date: May 7, 2012	/s/ Gregory Leiter
Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Employment Offer Letter to Jay Wells dated January 14, 2012 (filed herewith).

10.2	Amendment No. 1 to Credit Agreement, dated as of April 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 7, 2012 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 7, 2012 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 7, 2012 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 7, 2012 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (furnished herewith).