Form 10-Q
period 2012-06-30
COTT CORP /CN/
filed 2012-08-03
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2012
Common Stock, no par value per share	95,161,968 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue, net	$625.8	$640.0	$1,149.6	$1,174.1
Cost of sales	533.5	552.0	993.9	1,016.5

Gross profit	92.3	88.0	155.7	157.6

Selling, general and administrative expenses	48.8	45.1	90.6	90.2

Loss on disposal of property, plant & equipment	0.3	—	0.9	—

Operating income	43.2	42.9	64.2	67.4

Other (income) expense, net	(0.5)	—	(0.7)	0.8

Interest expense, net	13.5	14.6	27.5	29.0

Income before income taxes	30.2	28.3	37.4	37.6

Income tax expense	3.9	0.7	4.3	2.3

Net income	$26.3	$27.6	$33.1	$35.3

Less: Net income attributable to non-controlling interests	1.2	1.1	2.1	2.0

Net income attributed to Cott Corporation	$25.1	$26.5	$31.0	$33.3

Net income per common share attributed to Cott Corporation
Basic	$0.27	$0.28	$0.33	$0.35
Diluted	$0.26	$0.28	$0.32	$0.35

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,469	94,137	94,448	94,107
Diluted	95,515	95,529	95,479	95,424

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$26.3	$27.6	$33.1	$35.3

Other comprehensive (loss) income:
Currency translation adjustment	(7.2)	1.3	1.0	10.6
Pension benefit plan, net of tax[1]	0.3	0.2	(0.2)	0.4
Unrealized loss on derivative instruments, net of tax[2]	—	(0.2)	(0.3)	—

Total other comprehensive (loss) income	(6.9)	1.3	0.5	11.0

Comprehensive income	$19.4	$28.9	$33.6	$46.3

Less: Comprehensive income attributable to non-controlling interests	1.2	0.9	2.0	1.8

Comprehensive income attributed to Cott Corporation	$18.2	$28.0	$31.6	$44.5

[1]

Net of the effect of $0.1 million and $0.1 million tax expense for the three and six months ended June 30, 2012, respectively, and net of the effect of nil and $0.1 million tax benefit for the three and six months ended July 2, 2011, respectively.

[2]

Net of the effect of a nil and $0.1 million tax benefit for the three and six months ended June 30, 2012, respectively, and net of the effect of a $0.1 million and nil tax benefit for the three and six months ended July 2, 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash & cash equivalents	$47.1	$100.9
Accounts receivable, net of allowance of $6.6 ($5.7 as of December 31, 2011)	262.4	210.8
Income taxes recoverable	8.3	9.9
Inventories	234.0	210.0
Prepaid expenses and other assets	25.1	19.3

Total current assets	576.9	550.9

Property, plant & equipment	488.8	482.2
Goodwill	129.6	129.6
Intangibles and other assets	329.1	341.1
Deferred income taxes	3.3	4.1
Other tax receivable	1.0	1.0

Total assets	$1,528.7	$1,508.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1.8	$3.4
Accounts payable and accrued liabilities	265.0	281.1

Total current liabilities	266.8	284.5

Long-term debt	602.2	602.1
Deferred income taxes	37.2	34.1
Other long-term liabilities	20.2	20.0

Total liabilities	926.4	940.7

Equity

Capital stock, no par - 95,161,968 (December 31, 2011 - 95,101,230) shares issued	395.7	395.9
Treasury stock	(2.1)	(2.1)
Additional paid-in-capital	44.8	42.6
Retained earnings	175.0	144.1
Accumulated other comprehensive loss	(24.1)	(24.7)

Total Cott Corporation equity	589.3	555.8
Non-controlling interests	13.0	12.4

Total equity	602.3	568.2

Total liabilities and equity	$1,528.7	$1,508.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Operating Activities
Net income	$26.3	$27.6	$33.1	$35.3
Depreciation & amortization	23.7	23.8	47.5	47.4
Amortization of financing fees	0.9	0.9	2.1	1.8
Share-based compensation expense	1.4	2.7	2.2	3.8
Increase in deferred income taxes	4.0	1.0	4.0	1.9
Gain on bargain purchase	(0.9)	—	(0.9)	—
Loss on disposal of property, plant & equipment	0.3	—	0.9	—
Other non-cash items	1.0	1.6	0.6	1.8
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(31.3)	(41.6)	(51.8)	(71.0)
Inventories	(6.5)	(16.6)	(23.0)	(22.7)
Prepaid expenses and other assets	(4.1)	(1.5)	(5.9)	(1.2)
Other assets	(0.1)	(0.6)	0.9	(0.7)
Accounts payable and accrued liabilities	22.1	24.8	(16.3)	2.9
Income taxes recoverable	1.3	(0.8)	1.6	(3.6)

Net cash provided by (used in) operating activities	38.1	21.3	(5.0)	(4.3)

Investing Activities
Acquisition	—	—	(5.0)	—
Additions to property, plant & equipment	(19.7)	(10.8)	(37.4)	(23.3)
Additions to intangibles and other assets	(1.0)	(2.5)	(3.7)	(2.5)
Proceeds from sale of assets held for sale	1.0	—	1.0	—
Other investing activities	—	(1.8)	—	(1.7)

Net cash used in investing activities	(19.7)	(15.1)	(45.1)	(27.5)

Financing Activities
Payments of long-term debt	(1.4)	(2.1)	(2.6)	(3.4)
Borrowings under ABL	17.5	43.6	24.5	143.4
Payments under ABL	(17.5)	(58.7)	(24.5)	(131.2)
Distributions to non-controlling interests	(0.3)	(0.9)	(1.4)	(2.5)
Common share repurchase	(0.3)	—	(0.3)	—

Net cash (used in) provided by financing activities	(2.0)	(18.1)	(4.3)	6.3

Effect of exchange rate changes on cash	(0.9)	0.1	0.6	1.3

Net increase (decrease) in cash & cash equivalents	15.5	(11.8)	(53.8)	(24.2)
Cash & cash equivalents, beginning of period	31.6	35.8	100.9	48.2

Cash & cash equivalents, end of period	$47.1	$24.0	$47.1	$24.0

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$9.5	$10.2	$25.5	$27.9
Cash paid for income taxes (excludes refunds)	$0.1	$0.8	$0.4	$4.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at January 1, 2011	94,750	1,051	$395.6	$(3.2)	$40.8	$106.5	$(17.5)	$13.0	$535.2

Common shares issued	25	—	0.1	—	—	—	—	—	0.1
Treasury shares issued - PSU Plan	—	(181)	—	0.5	(0.5)	—	—	—	—
Treasury shares issued - EISPP	—	(196)	—	0.6	(0.6)	—	—	—	—
Common shares issued - Directors’ share award	76	—	—	—	0.7	—	—	—	0.7
Share-based compensation	—	—	—	—	3.1	—	—	—	3.1
Contributions to non-controlling interests	—	—	—	—	—	—	—	1.8	1.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2.5)	(2.5)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	10.8	(0.2)	10.6
Pension benefit plan, net of tax	—	—	—	—	—	—	0.4	—	0.4
Net income	—	—	—	—	—	33.3	—	2.0	35.3

Balance at July 2, 2011	94,851	674	$395.7	$(2.1)	$43.5	$139.8	$(6.3)	$14.1	$584.7

Balance at December 31, 2011	95,101	674	$395.9	$(2.1)	$42.6	$144.1	$(24.7)	$12.4	$568.2

Common shares issued - Directors’ share award	96.0	—	—	—	0.7	—	—	—	0.7
Common shares repurchased	(35.3)	—	(0.2)	—	—	(0.1)	—	—	(0.3)
Share-based compensation	—	—	—	—	1.5	—	—	—	1.5
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	1.1	(0.1)	1.0
Pension benefit plan, net of tax	—	—	—	—	—	—	(0.2)	—	(0.2)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	—	31.0	—	2.1	33.1

Balance at June 30, 2012	95,162	674	$395.7	$(2.1)	$44.8	$175.0	$(24.1)	$13.0	$602.3

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

Recent Accounting Pronouncements

ASU 2011-05— Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance and presented the components of comprehensive income in two separate but consecutive statements. This standard impacts the presentation but does not have a financial impact on our consolidated financial statements.

ASU 2011-08— Intangibles-Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB amended its guidance in regards to testing goodwill for impairment to address concern raised about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Accounting Standards Codification (“ASC”) Topic 350 – “Intangibles-Goodwill and Other.” The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We have adopted this guidance and incorporated it into our goodwill assessment procedures. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary from the amount of payments previously made to seller of $34.3 million. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Operations.

During the first quarter of 2012, our United Kingdom (“U.K.”) reporting segment acquired a beverage and wholesale business based in Scotland for approximately $5.0 million. The business was purchased from a company in administration and provided a number of benefits to our U.K. reporting segment including increased product offerings and market share, logistical synergies through expansion into Scotland and access to an additional production line. The acquisition has been accounted for using the purchase method of accounting for business combinations, and related operating results are included in the Consolidated Statements of Operations for the periods subsequent to the acquisition. The identified assets, which included inventory, property, plant and equipment, trade names, and customers lists, were recorded at their estimated fair values which exceeded the fair value of the purchase price of the business. Accordingly, the acquisition has been accounted for as a bargain purchase and, as a result, we recognized a gain of approximately $0.9 million associated with the acquisition. The gain is included in the other (income) expense, net section of the Consolidated Statements of Operations.

Note 3 – Share-Based Compensation

The table below summarizes the share-based compensation expense for the three and six months ended June 30, 2012 and July 2, 2011, respectively. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”), (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan, and (iii) “Stock options” mean non-qualified stock options granted under the 2010 Equity Incentive Plan and the Restated 1986 Common Share Option Plan (the “1986 Option Plan”).

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Stock options	$0.1	$—	$0.2	$—
Directors’ share award	0.7	0.7	0.7	0.7
Performance-based RSUs	0.2	1.0	0.2	1.5
Time-based RSUs	0.4	1.0	1.1	1.6

Total	$1.4	$2.7	$2.2	$3.8

As of June 30, 2012, the unrecognized share-based compensation expense and years we expect to recognize the future compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of June 30, 2012	Weighted average years expected to recognize compensation

Stock options	$1.2	2.5
Performance-based RSUs	1.7	2.5
Time-based RSUs	4.5	1.7

Total	$7.4

Stock option activity for the six months ended June 30, 2012 was as follows:

	Shares (in thousands)	Weighted average exercise price (Canadian $)

Balance at December 31, 2011	284	$20.47
Awarded	385	6.47
Exercised	—	—
Forfeited or expired	(25)	29.95

Outstanding at June 30, 2012	644	11.73

Exercisable at June 30, 2012	259	$19.56

During the six months ended June 30, 2012 Performance-based RSU and Time-based RSU activity was as follows:

(in thousands of shares)	Number of Performance- based RSUs	Number of Time-based RSUs

Balance at December 31, 2011	2,319	1,548
Awarded	331	442
Forfeited	(106)	(89)

Outstanding at June 30, 2012	2,544	1,901

Stock options awarded during the six months ended June 30, 2012 were granted under the 2010 Equity Incentive Plan. Stock options outstanding at December 31, 2011 were granted under the 1986 Option Plan. The board terminated the 1986 Option Plan, effective as of February 23, 2011. In connection with the termination of the 1986 Option Plan, outstanding options will continue in accordance with the terms of the 1986 Option Plan until exercised, forfeited or terminated, as applicable. No further awards will be granted under the 1986 Option Plan.

Average Canadian to U.S. Dollar Exchange Rate for the Six Months Ended June 30, 2012

The weighted average exercise prices for options in Note 3 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the six months ended June 30, 2012:

For the Six Months Ended June 30, 2012
Average exchange rate	$0.995

Note 4 – Income Taxes

Income tax expense was $4.3 million on pretax income of $37.4 million for the six months ended June 30, 2012, as compared to income tax expense of $2.3 million on pretax income of $37.6 million for the six months ended July 2, 2011. The year to date income tax expense was reduced by an adjustment of $1.2 million related to an audit settlement and the lapse of a statute of limitation. During the second quarter of 2011, we completed a reorganization of our legal entity structure and refinanced intercompany debt. As a result of these activities, our annual effective tax rate is expected to be lower than the statutory rate for 2012.

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands of shares)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Weighted average number of shares outstanding - basic	94,469	94,137	94,448	94,107
Dilutive effect of Stock options	31	196	31	195
Dilutive effect of Performance-based RSUs	30	509	21	481
Dilutive effect of Time-based RSUs	985	687	979	641

Adjusted weighted average number of shares outstanding - diluted	95,515	95,529	95,479	95,424

We excluded 183,500 (July 2, 2011 – 241,000) stock options from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. We excluded 674,397 (July 2, 2011 –674,397) treasury shares held in various trusts in the calculation of basic and diluted earnings per share.

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

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended June 30, 2012

External revenue[1]	$475.7	$131.5	$10.2	$8.4	$—	$625.8
Depreciation and amortization	20.1	3.1	0.5	—	—	23.7
Operating income (loss)	31.2	10.5	(0.9)	2.4	—	43.2
Additions to property, plant & equipment	16.4	3.1	0.2	—	—	19.7

For the Six Months Ended June 30, 2012
External revenue[1]	$883.8	$230.7	$19.3	$15.8	$—	$1,149.6
Depreciation and amortization	40.2	6.4	0.9	—	—	47.5
Operating income (loss)	48.5	13.7	(2.2)	4.2	—	64.2
Additions to property, plant & equipment	29.0	8.1	0.3	—	—	37.4

As of June 30, 2012
Property, plant & equipment	$385.1	$94.6	$9.1	$—	$—	$488.8
Goodwill	125.1	—	—	4.5	—	129.6
Intangibles and other assets	314.5	14.2	0.4	—	—	329.1
Total assets[2]	1,236.9	248.1	29.8	13.2	0.7	1,528.7

[1]	Intersegment revenue between North America and the other reporting segments was $4.0 million and $8.1 million for the three and six months ended June 30, 2012, respectively.
[2]	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended July 2, 2011

External revenue[1]	$491.3	$126.0	$16.2	$6.5	$—	$640.0
Depreciation and amortization	19.9	3.3	0.6	—	—	23.8
Operating income (loss)	30.0	11.4	(0.6)	2.1	—	42.9
Additions to property, plant & equipment	6.2	4.6	—	—	—	10.8

For the Six Months Ended July 2, 2011

External revenue[1]	$920.1	$212.3	$27.6	$14.1	$—	$1,174.1
Depreciation and amortization	39.6	6.7	1.1	—	—	47.4
Operating income (loss)	50.8	14.4	(2.1)	4.3	—	67.4
Additions to property, plant & equipment	16.4	6.9	—	—	—	23.3

As of December 31, 2011

Property, plant & equipment	$383.1	$89.8	$9.3	$—	$—	$482.2
Goodwill	125.1	—	—	4.5	—	129.6
Intangibles and other assets	326.1	14.6	0.4	—	—	341.1
Total assets[2]	1,231.3	237.0	28.4	11.3	0.9	1,508.9

[1]	Intersegment revenue between North America and the other reporting segments was $4.0 million and $8.2 million for the three and six months ended July 2, 2011, respectively.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the six months ended June 30, 2012, sales to Walmart accounted for 31.8% (July 2, 2011 – 32.3%) of our total revenues, 36.8% of our North America reporting segment revenues (July 2, 2011 – 36.2%), 15.5% of our U.K. reporting segment revenues (July 2, 2011 – 14.7%), and 22.4% of our Mexico reporting segment revenues (July 2, 2011 – 50.0%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
United States	$414.8	$433.6	$781.0	$822.3
Canada	73.3	71.7	127.1	123.8
United Kingdom	131.5	126.0	230.7	212.3
Mexico	10.2	16.2	19.3	27.6
RCI	8.4	6.5	15.8	14.1
Elimination[1]	(12.4)	(14.0)	(24.3)	(26.0)

	$625.8	$640.0	$1,149.6	$1,174.1

[1]

Represents intersegment revenue among our operating segments, of which $4.0 million and $8.1 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three and six months ended June 30, 2012, respectively, compared to $4.0 million and $8.2 million for the three and six months ended July 2, 2011, respectively.

Revenues by product were as follows:

For the Three Months Ended June 30, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$187.2	$45.0	$5.7	$—	$237.9
Juice	139.3	3.7	0.3	—	143.3
Concentrate	3.4	0.5	—	8.4	12.3
All other products	145.8	82.3	4.2	—	232.3

Total	$475.7	$131.5	$10.2	$8.4	$625.8

For the Six Months Ended June 30, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$351.0	$78.7	$11.3	$—	$441.0
Juice	273.2	6.8	0.4	—	280.4
Concentrate	6.3	1.3	—	15.8	23.4
All other products	253.3	143.9	7.6	—	404.8

Total	$883.8	$230.7	$19.3	$15.8	$1,149.6

For the Three Months Ended June 30, 2012
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	83.3	23.0	3.9	—	110.2
Juice	32.1	1.0	0.2	—	33.3
Concentrate	22.4	4.1	—	71.7	98.2
All other products	66.4	27.6	2.6	—	96.6

Total	204.2	55.7	6.7	71.7	338.3

For the Six Months Ended June 30, 2012
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	158.2	41.1	7.9	—	207.2
Juice	62.5	1.8	0.3	—	64.6
Concentrate	45.6	8.1	—	142.7	196.4
All other products	117.5	49.6	4.4	—	171.5

Total	383.8	100.6	12.6	142.7	639.7

Property, plant and equipment by operating segment as of June 30, 2012 and December 31, 2011 was as follows:

(in millions of U.S. dollars)	June 30, 2012	December 31, 2011
United States	$337.7	$336.2
Canada	47.4	46.9
United Kingdom	94.6	89.8
Mexico	9.1	9.3

	$488.8	$482.2

Note 7 – Inventories

The following table summarizes inventories as of June 30, 2012 and December 31, 2011:

(in millions of U.S. dollars)	June 30, 2012	December 31, 2011
Raw materials	$85.4	$87.3
Finished goods	128.0	102.3
Other	20.6	20.4

	$234.0	$210.0

Note 8 – Intangibles and Other Assets

The following table summarizes intangibles and other assets as of June 30, 2012:

	June 30, 2012
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.4	$—	$45.4

Subject to amortization
Customer relationships	$366.8	$130.1	$236.7
Trademarks	28.7	22.4	6.3
Information technology	62.2	47.8	14.4
Other	11.4	7.1	4.3

	469.1	207.4	261.7

	514.5	207.4	307.1

Other Assets
Financing costs	$23.2	$9.5	$13.7
Deposits	7.2	—	7.2
Other	1.4	0.3	1.1

	31.8	9.8	22.0

Total Intangibles & Other Assets	$546.3	$217.2	$329.1

Amortization expense of intangible and other assets was $8.8 million and $17.8 million for the three and six months ended June 30, 2012, respectively, compared to $8.9 million and $17.8 million for the comparable prior year periods.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2012	$16.8
2013	30.4
2014	28.5
2015	26.4
2016	23.1
Thereafter	136.5

$261.7

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

Note 9 – Debt

Our total debt as of June 30, 2012 and December 31, 2011 was as follows:

(in millions of U.S. dollars)	June 30, 2012	December 31, 2011
8.375% senior notes due in 2017[1]	$215.0	$215.0
8.125% senior notes due in 2018	375.0	375.0
GE obligation	10.4	12.4
Other capital leases	4.5	4.1
Other debt	1.4	1.5

Total debt	606.3	608.0
Less: Current debt
GE obligation - current maturities	0.9	2.6
Other capital leases - current maturities	0.7	0.6
Other debt - current maturities	0.2	0.2

Total current debt	1.8	3.4
Long-term debt before discount	604.5	604.6
Less discount on 8.375% notes	(2.3)	(2.5)

Total long-term debt	$602.2	$602.1

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

Debt

Asset Based Lending Credit Facility

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

As of June 30, 2012, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.5% per annum of the unused commitment, which was $264.0 million as of June 30, 2012.

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced the 8.375% senior subordinated notes due 2017 (the “2017 Notes”) by May 1, 2017, May 15, 2017.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendment of the ABL facility on July 19, 2012, are amortized using the straight line method over the duration of the amended ABL facility.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued the 2018 Notes. The issuer of the 2018 Notes is our wholly-owned subsidiary Cott Beverages Inc., but Cott Corporation and most of its U.S., Canadian and U.K. subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the duration of the 2018 Notes.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued the 2017 Notes. The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is Cott Beverages Inc., but Cott Corporation and most of its U.S., Canadian and U.K. subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year.

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

As of December 31, 2011, our accrued liability for litigation contingencies with a probable likelihood of loss was $2.9 million which was related to a single contingency. We settled this legal matter for an amount not materially different from our accrued liability.

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

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary from the amount of payments previously made to seller of $34.3 million. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Operations.

We had $11.0 million in standby letters of credit outstanding as of June 30, 2012 (July 2, 2011 – $9.5 million).

Note 11 – Shares Held in Trust treated as Treasury Shares and Share Repurchase Program

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the Amended and Restated Performance Share Unit Plan (the “PSU Plan”) and the Restated Executive Incentive Share Purchase Plan (the “Restated EISPP”). As of June 30, 2012, 0.7 million shares were held in trust, and accounted for as treasury shares under applicable accounting rules. Treasury shares are reported at cost.

Subsequent to the adoption of the 2010 Equity Incentive Plan on May 4, 2010, the Human Resources and Compensation Committee of the Board of Directors determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the PSU Plan and the Restated EISPP effective February 23, 2011. No further awards will be granted under such plans, as future awards will be made under our 2010 Equity Incentive Plan.

On May 1, 2012, our Board of Directors authorized the repurchase of up to $35 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. We repurchased 35,272 shares of common stock for approximately $0.3 million during the second quarter ended June 30, 2012.

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

We purchase forward contract derivative instruments. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined rate or price. We do not enter into derivative financial instruments for trading purposes.

As of June 30, 2012, all derivatives are carried at fair value in the Consolidated Balance Sheets in the line item accounts payable and accrued liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended June 30, 2012. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens as compared to other currencies, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of June 30, 2012 was approximately $9.6 million.

The fair value of the Company’s derivative instrument liabilities was $0.3 million as of June 30, 2012.

The settlement of our derivative instruments resulted in a charge to cost of sales of $0.2 million and $0.1 million for the three and six months ended June 30, 2012.

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

The following table summarizes those assets and liabilities measured at a fair value on a recurring basis as of June 30, 2012:

	June 30, 2012
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Netting Adjustment	Fair Value Measurements
Liabilities
Derivatives	$—	$0.3	$—	$—	$0.3

Total Liabilities	$—	$0.3	$—	$—	$0.3

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	$215.0	233.8	$215.0	231.4
8.125% senior notes due in 2018[1]	375.0	409.2	375.0	404.5

Total	$590.0	$643.0	$590.0	$635.9

1	The fair values are based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 inputs.

Fair value of contingent consideration

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary from the amount of payments previously made to seller of $34.3 million. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Operations.

Note 14 – Guarantor Subsidiaries

The 2017 Notes and 2018 Notes issued by our wholly-owned subsidiary, Cott Beverages, Inc., are unconditionally guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 30, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$61.3	$241.6	$287.0	$44.9	$(9.0)	$625.8
Cost of sales	46.9	201.0	254.5	40.1	(9.0)	533.5

Gross profit	14.4	40.6	32.5	4.8	—	92.3
Selling, general and administrative expenses	6.6	24.1	15.0	3.1	—	48.8
Loss on disposal of property, plant & equipment	—	—	0.3	—	—	0.3

Operating income	7.8	16.5	17.2	1.7	—	43.2

Other expense (income), net	0.6	—	(0.9)	(0.2)	—	(0.5)
Intercompany interest (income) expense, net	—	(2.4)	2.4	—	—	—
Interest expense, net	0.1	13.3	0.1	—	—	13.5

Income before income tax expense (benefit) and equity income	7.1	5.6	15.6	1.9	—	30.2

Income tax expense (benefit)	3.7	(0.1)	0.5	(0.2)	—	3.9
Equity income	21.7	1.3	6.7	—	(29.7)	—

Net income	$25.1	$7.0	$21.8	$2.1	$(29.7)	$26.3

Less: Net income attributable to non-controlling interests	—	—	—	1.2	—	1.2

Net income attributed to Cott Corporation	$25.1	$7.0	$21.8	$0.9	$(29.7)	$25.1

Comprehensive income (loss) attributed to Cott Corporation	$18.2	$(4.5)	$12.7	$(4.3)	$(3.9)	$18.2

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 30, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$105.0	$449.7	$527.5	$84.6	$(17.2)	$1,149.6
Cost of sales	84.6	377.2	472.7	76.6	(17.2)	993.9

Gross profit	20.4	72.5	54.8	8.0	—	155.7
Selling, general and administrative expenses	15.3	39.7	30.0	5.6	—	90.6
Loss on disposal of property, plant & equipment	—	0.4	0.5	—	—	0.9

Operating income	5.1	32.4	24.3	2.4	—	64.2

Other expense (income), net	0.5	0.1	(0.9)	(0.4)	—	(0.7)
Intercompany interest (income) expense, net	—	(4.7)	4.7	—	—	—
Interest expense, net	0.2	27.0	0.3	—	—	27.5

Income before income tax expense (benefit) and equity income	4.4	10.0	20.2	2.8	—	37.4

Income tax expense (benefit)	3.2	0.6	0.6	(0.1)	—	4.3
Equity income	29.8	2.3	11.8	—	(43.9)	—

Net income	$31.0	$11.7	$31.4	$2.9	$(43.9)	$33.1

Less: Net income attributable to non-controlling interests	—	—	—	2.1	—	2.1

Net income attributed to Cott Corporation	$31.0	$11.7	$31.4	$0.8	$(43.9)	$31.0

Comprehensive income (loss) attributed to Cott Corporation	$31.6	$17.4	$(62.0)	$45.6	$(1.0)	$31.6

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$60.8	$254.3	$288.3	$47.3	$(10.7)	$640.0
Cost of sales	47.6	222.8	250.0	42.3	(10.7)	552.0

Gross profit	13.2	31.5	38.3	5.0	—	88.0
Selling, general and administrative expenses	9.6	21.9	10.3	3.3	—	45.1

Operating income	3.6	9.6	28.0	1.7	—	42.9

Other (income) expense, net	(0.3)	0.3	0.1	(0.1)	—	—
Intercompany interest (income) expense, net	(1.8)	0.2	1.6	—	—	—
Interest expense, net	0.2	13.8	0.6	—	—	14.6

Income (loss) before income tax (benefit) expense and equity income (loss)	5.5	(4.7)	25.7	1.8	—	28.3

Income tax (benefit) expense	—	(0.1)	0.7	0.1	—	0.7
Equity income (loss)	21.0	0.9	(3.4)	—	(18.5)	—

Net income (loss)	$26.5	$(3.7)	$21.6	$1.7	$(18.5)	$27.6

Less: Net income attributable to non-controlling interests	—	—	—	1.1	—	1.1

Net income (loss) attributed to Cott Corporation	$26.5	$(3.7)	$21.6	$0.6	$(18.5)	$26.5

Comprehensive income (loss) attributed to Cott Corporation	$27.8	$(5.1)	$21.0	$3.1	$(18.8)	$28.0

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$102.7	$469.3	$540.9	$80.4	$(19.2)	$1,174.1
Cost of sales	82.5	408.8	473.4	71.0	(19.2)	1,016.5

Gross profit	20.2	60.5	67.5	9.4	—	157.6
Selling, general and administrative expenses	17.8	40.5	25.1	6.8	—	90.2

Operating (loss) income	2.4	20.0	42.4	2.6	—	67.4

Other (income) expense, net	0.1	0.7	0.1	(0.1)	—	0.8
Intercompany interest (income) expense, net	(3.5)	0.2	3.3	—	—	—
Interest expense, net	0.2	27.6	1.1	0.1	—	29.0

Income (loss) before income tax (benefit) expense and equity income (loss)	5.6	(8.5)	37.9	2.6	—	37.6

Income tax (benefit) expense	1.1	1.2	(0.2)	0.2	—	2.3
Equity income (loss)	28.8	2.2	(7.2)	—	(23.8)	—

Net income (loss)	$33.3	$(7.5)	$30.9	$2.4	$(23.8)	$35.3

Less: Net income attributable to non-controlling interests	—	—	—	2.0	—	2.0

Net income (loss) attributed to Cott Corporation	$33.3	$(7.5)	$30.9	$0.4	$(23.8)	$33.3

Comprehensive income (loss) attributed to Cott Corporation	$43.9	$10.3	$134.8	$33.9	$(178.4)	$44.5

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of June 30, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$16.8	$3.2	$18.8	$8.3	$—	$47.1
Accounts receivable, net of allowance	31.7	111.8	165.9	16.4	(63.4)	262.4
Income taxes recoverable	—	8.3	—	—	—	8.3
Inventories	21.3	79.6	123.5	9.6	—	234.0
Prepaid expenses and other assets	1.3	17.0	6.7	0.1	—	25.1

Total current assets	71.1	219.9	314.9	34.4	(63.4)	576.9

Property, plant & equipment	49.0	185.7	244.5	9.6	—	488.8
Goodwill	26.9	4.5	98.2	—	—	129.6
Intangibles and other assets	0.9	104.1	207.6	16.5	—	329.1
Deferred income taxes	3.1	—	—	0.2	—	3.3
Other tax receivable	0.4	—	0.6	—	—	1.0
Due from affiliates	33.8	170.0	78.0	41.9	(323.7)	—
Investments in subsidiaries	475.2	377.8	525.0	227.5	(1,605.5)	—

Total assets	$660.4	$1,062.0	$1,468.8	$330.1	$(1,992.6)	$1,528.7

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1.3	$0.1	$0.4	$—	$1.8
Accounts payable and accrued liabilities	27.6	129.5	156.0	15.3	(63.4)	265.0

Total current liabilities	27.6	130.8	156.1	15.7	(63.4)	266.8

Long-term debt	0.3	599.0	1.3	1.6	—	602.2
Deferred income taxes	—	29.1	7.4	0.7	—	37.2
Other long-term liabilities	0.2	3.8	16.2	—	—	20.2
Due to affiliates	43.0	76.7	172.5	31.5	(323.7)	—

Total liabilities	71.1	839.4	353.5	49.5	(387.1)	926.4

Equity
Capital stock, no par	395.7	574.4	1,458.9	174.8	(2,208.1)	395.7
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	44.8	—	—	—	—	44.8
Retained earnings (deficit)	175.0	(348.3)	(343.7)	(44.3)	736.3	175.0
Accumulated other comprehensive (loss) income	(24.1)	(3.5)	0.1	137.1	(133.7)	(24.1)

Total Cott Corporation equity	589.3	222.6	1,115.3	267.6	(1,605.5)	589.3
Non-controlling interests	—	—	—	13.0	—	13.0

Total equity	589.3	222.6	1,115.3	280.6	(1,605.5)	602.3

Total liabilities and equity	$660.4	$1,062.0	$1,468.8	$330.1	$(1,992.6)	$1,528.7

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 31, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$13.7	$20.7	$58.9	$7.6	$—	$100.9
Accounts receivable, net of allowance	22.4	97.2	136.3	14.6	(59.7)	210.8
Income taxes recoverable	—	8.8	0.8	0.3	—	9.9
Inventories	18.1	60.2	124.2	7.5	—	210.0
Prepaid expenses and other assets	1.8	13.8	3.6	0.1	—	19.3

Total current assets	56.0	200.7	323.8	30.1	(59.7)	550.9

Property, plant & equipment	48.0	179.3	245.1	9.8	—	482.2
Goodwill	26.9	4.5	98.2	—	—	129.6
Intangibles and other assets	0.9	105.3	216.5	18.4	—	341.1
Deferred income taxes	4.1	—	—	—	—	4.1
Other tax receivable	0.5	—	0.5	—	—	1.0
Due from affiliates	30.3	166.4	79.1	41.9	(317.7)	—
Investments in subsidiaries	459.8	365.5	572.3	225.3	(1,622.9)	—

Total assets	$626.5	$1,021.7	$1,535.5	$325.5	$(2,000.3)	$1,508.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2.9	$0.1	$0.4	$—	$3.4
Accounts payable and accrued liabilities	27.1	117.1	181.2	15.4	(59.7)	281.1

Total current liabilities	27.1	120.0	181.3	15.8	(59.7)	284.5
Long-term debt	0.2	599.0	1.2	1.7	—	602.1
Deferred income taxes	—	26.8	6.8	0.5	—	34.1
Other long-term liabilities	0.2	3.5	16.3	—	—	20.0
Due to affiliates	43.2	77.8	168.9	27.8	(317.7)	—

Total liabilities	70.7	827.1	374.5	45.8	(377.4)	940.7

Equity
Capital stock, no par	395.9	569.3	1,396.5	218.2	(2,184.0)	395.9
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	42.6	—	—	—	—	42.6
Retained earnings (deficit)	144.1	(365.5)	(329.0)	(43.2)	737.7	144.1
Accumulated other comprehensive (loss) income	(24.7)	(9.2)	93.5	92.3	(176.6)	(24.7)

Total Cott Corporation equity	555.8	194.6	1,161.0	267.3	(1,622.9)	555.8
Non-controlling interests	—	—	—	12.4	—	12.4

Total equity	555.8	194.6	1,161.0	279.7	(1,622.9)	568.2

Total liabilities and equity	$626.5	$1,021.7	$1,535.5	$325.5	$(2,000.3)	$1,508.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 30, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$25.1	$7.0	$21.8	$2.1	$(29.7)	$26.3
Depreciation & amortization	1.5	8.9	11.9	1.4	—	23.7
Amortization of financing fees	—	0.9	—	—	—	0.9
Share-based compensation expense	0.7	0.3	0.3	0.1	—	1.4
Increase (decrease) in deferred income taxes	1.8	2.1	0.4	(0.3)	—	4.0
Gain on bargain purchase	—	—	(0.9)	—	—	(0.9)
Loss on disposal of property, plant & equipment	—	—	0.3	—	—	0.3
Equity (loss) income, net of distributions	(21.7)	(1.3)	(6.7)	—	29.7	—
Intercompany transactions	12.0	0.2	—	—	(12.2)	—
Other non-cash items	0.8	0.2	—	—	—	1.0
Net change in operating assets and liabilities, net of acquisition	(9.9)	(0.4)	(20.1)	(0.4)	12.2	(18.6)

Net cash provided by operating activities	10.3	17.9	7.0	2.9	—	38.1

Investing Activities
Additions to property, plant & equipment	(2.7)	(13.7)	(3.1)	(0.2)	—	(19.7)
Additions to intangibles and other assets	—	(1.4)	0.4	—	—	(1.0)
Proceeds from sale of assets held for sale	—	—	1.0	—	—	1.0
Advances to affiliates	—	—	—	(0.9)	0.9	—

Net cash used in investing activities	(2.7)	(15.1)	(1.7)	(1.1)	0.9	(19.7)

Financing Activities
Payments of long-term debt	—	(1.3)	—	(0.1)	—	(1.4)
Borrowings under ABL	—	17.5	—	—	—	17.5
Payments under ABL	—	(17.5)	—	—	—	(17.5)
Advances from affiliates	0.9	—	—	—	(0.9)	—
Distributions to non-controlling interests	—	—	—	(0.3)	—	(0.3)
Common share repurchase	(0.3)	—	—	—	—	(0.3)

Net cash provided by (used in) financing activities	0.6	(1.3)	—	(0.4)	(0.9)	(2.0)

Effect of exchange rate changes on cash	(0.4)	—	(0.2)	(0.3)	—	(0.9)

Net increase in cash & cash equivalents	7.8	1.5	5.1	1.1	—	15.5

Cash & cash equivalents, beginning of period	9.0	1.7	13.7	7.2	—	31.6

Cash & cash equivalents, end of period	$16.8	$3.2	$18.8	$8.3	$—	$47.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 30, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$31.0	$11.7	$31.4	$2.9	$(43.9)	$33.1
Depreciation & amortization	3.1	17.7	23.9	2.8	—	47.5
Amortization of financing fees	0.1	1.9	0.1	—	—	2.1
Share-based compensation expense	0.8	0.8	0.5	0.1	—	2.2
Increase (decrease) in deferred income taxes	1.1	2.5	0.6	(0.2)	—	4.0
Gain on bargain purchase	—	—	(0.9)	—	—	(0.9)
Loss on disposal of property, plant & equipment	—	0.4	0.5	—	—	0.9
Equity (loss) income, net of distributions	(29.8)	(2.3)	(11.8)	—	43.9	—
Intercompany transactions	16.2	1.4	—	—	(17.6)	—
Other non-cash items	0.4	0.2	—	—	—	0.6
Net change in operating assets and liabilities, net of acquisition	(18.7)	(21.0)	(72.8)	0.4	17.6	(94.5)

Net cash provided by (used in) operating activities	4.2	13.3	(28.5)	6.0	—	(5.0)

Investing Activities
Acquisition	—	—	(5.0)	—	—	(5.0)
Additions to property, plant & equipment	(4.2)	(24.8)	(8.1)	(0.3)	—	(37.4)
Additions to intangibles and other assets	—	(3.6)	(0.1)	—	—	(3.7)
Proceeds from sale of assets held for sale	—	—	1.0	—	—	1.0
Advances to affiliates	—	—	—	(3.5)	3.5	—

Net cash used in investing activities	(4.2)	(28.4)	(12.2)	(3.8)	3.5	(45.1)

Financing Activities
Payments of long-term debt	—	(2.4)	—	(0.2)	—	(2.6)
Borrowings under ABL	—	24.5	—	—	—	24.5
Payments under ABL	—	(24.5)	—	—	—	(24.5)
Advances from affiliates	3.5	—	—	—	(3.5)	—
Distributions to non-controlling interests	—	—	—	(1.4)	—	(1.4)
Common share repurchase	(0.3)	—	—	—	—	(0.3)

Net cash provided by (used in) financing activities	3.2	(2.4)	—	(1.6)	(3.5)	(4.3)

Effect of exchange rate changes on cash	(0.1)	—	0.6	0.1	—	0.6

Net increase (decrease) in cash & cash equivalents	3.1	(17.5)	(40.1)	0.7	—	(53.8)

Cash & cash equivalents, beginning of period	13.7	20.7	58.9	7.6	—	100.9

Cash & cash equivalents, end of period	$16.8	$3.2	$18.8	$8.3	$—	$47.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income (loss)	$26.5	$(3.7)	$21.6	$1.7	$(18.5)	$27.6
Depreciation & amortization	1.4	8.7	12.2	1.5	—	23.8
Amortization of financing fees	0.1	0.7	0.1	—	—	0.9
Share-based compensation expense	0.9	1.4	0.4	—	—	2.7
Increase in deferred income taxes	0.6	0.1	0.3	—	—	1.0
Equity income (loss), net of distributions	21.0	0.9	(3.4)	—	(18.5)	—
Intercompany transactions	2.3	1.1	—	—	(3.4)	—
Other non-cash items	(0.4)	2.0	—	—	—	1.6
Net change in operating assets and liabilities	(26.7)	22.3	(66.1)	(6.2)	40.4	(36.3)

Net cash provided by (used in) operating activities	25.7	33.5	(34.9)	(3.0)	—	21.3

Investing Activities
Additions to property, plant & equipment	(1.5)	(6.2)	(3.1)	—	—	(10.8)
Additions to intangibles and other assets	1.4	(2.6)	(0.1)	(1.2)	—	(2.5)
Other investing activities	—	(1.8)	—	—	—	(1.8)
Advances to affiliates	(19.8)	—	6.0	4.1	9.7	—

Net cash (used in) provided by investing activities	(19.9)	(10.6)	2.8	2.9	9.7	(15.1)

Financing Activities
Payments of long-term debt	—	(2.0)	—	(0.1)	—	(2.1)
Borrowings under ABL	—	43.6	—	—	—	43.6
Payments under ABL	—	(58.7)	—	—	—	(58.7)
Advances from affiliates	(4.1)	(6.0)	19.8	—	(9.7)	—
Distributions to non-controlling interests	—	—	—	(0.9)	—	(0.9)

Net cash (used in) provided by financing activities	(4.1)	(23.1)	19.8	(1.0)	(9.7)	(18.1)

Effect of exchange rate changes on cash	—	—	0.1	—	—	0.1

Net increase (decrease) in cash & cash equivalents	1.7	(0.2)	(12.2)	(1.1)	—	(11.8)

Cash & cash equivalents, beginning of period	7.0	1.7	20.6	6.5	—	35.8

Cash & cash equivalents, end of period	$8.7	$1.5	$8.4	$5.4	$—	$24.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income (loss)	$33.3	$(7.5)	$30.9	$2.4	$(23.8)	$35.3
Depreciation & amortization	3.0	17.3	24.1	3.0	—	47.4
Amortization of financing fees	0.2	1.5	0.1	—	—	1.8
Share-based compensation expense	1.0	2.2	0.6	—	—	3.8
Increase (decrease) in deferred income taxes	0.9	1.2	(0.2)	—	—	1.9
Equity (loss) income, net of distributions	(28.8)	(2.2)	7.2	—	23.8	—
Intercompany transactions	6.9	2.7	—	—	(9.6)	—
Other non-cash items	—	1.8	—	—	—	1.8
Net change in operating assets and liabilities	(16.9)	(21.5)	(67.8)	0.3	9.6	(96.3)

Net cash (used in) provided by operating activities	(0.4)	(4.5)	(5.1)	5.7	—	(4.3)

Investing Activities
Additions to property, plant & equipment	(2.2)	(14.2)	(6.9)	—	—	(23.3)
Additions to intangibles and other assets	1.4	(2.6)	(0.1)	(1.2)	—	(2.5)
Other investing activities	—	(1.7)	—	—	—	(1.7)
Advances to affiliates	—	—	(6.4)	(1.9)	8.3	—

Net cash used in investing activities	(0.8)	(18.5)	(13.4)	(3.1)	8.3	(27.5)

Financing Activities
Payments of long-term debt	—	(3.2)	—	(0.2)	—	(3.4)
Borrowings under ABL	—	143.4	—	—	—	143.4
Payments under ABL	—	(131.2)	—	—	—	(131.2)
Advances from affiliates	1.9	6.4	—	—	(8.3)	—
Distributions to non-controlling interests	—	—	—	(2.5)	—	(2.5)

Net cash provided by (used in) financing activities	1.9	15.4	—	(2.7)	(8.3)	6.3
Effect of exchange rate changes on cash	0.2	—	0.9	0.2	—	1.3

Net increase (decrease) in cash & cash equivalents	0.9	(7.6)	(17.6)	0.1	—	(24.2)

Cash & cash equivalents, beginning of period	7.8	9.1	26.0	5.3	—	48.2

Cash & cash equivalents, end of period	$8.7	$1.5	$8.4	$5.4	$—	$24.0

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

Overview

We are one of the world’s largest beverage companies focusing on private-label and contract manufacturing. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our retail partners to provide proven profitable products. As a “fast follower” of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar private label products to provide our retail partners and their consumers with high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays and weather fluctuations. The purchases of our inventories and related accounts payable fluctuate based upon the demand of our products as well as the timing of the fruit growing season. The seasonality of our sales volume combined with the fruit growing season causes our working capital needs to fluctuate throughout the year, with inventory levels increasing in the first half of the year in order to meet the higher summer demand, while fruit inventory peaks during the last quarter of the year when purchases are made after the growing season. In addition, our accounts receivable balances decline in the fall as customers pay their higher-than-average outstanding balances from the summer deliveries.

We typically operate at low margins, and therefore relatively small changes in cost structures can materially impact results.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our largest commodities are aluminum for cans and ends, resin for polyethylene terephthalate bottles, preforms and caps, corn for high fructose corn syrup (“HFCS”), fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. We have entered into fixed price commitments for all of our HFCS requirements, and a majority of our forecasted aluminum and fruit requirements for the remainder of 2012, as well as a portion of our forecasted resin requirements. We also have entered into fixed price commitments for over half of our aluminum and a portion of our fruit requirements for 2013.

On August 17, 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration to be paid over three years, of which $4.7 million was paid during the third quarter of 2011, and contingent consideration of up to $55.0 million (the “Cliffstar Acquisition”). The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ended January 1, 2011. The seller of Cliffstar notified us of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary from the amount of payments previously made to seller of $34.3 million. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Operations.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, United Kingdom and Mexico, including carbonated soft drinks (“CSDs”), clear, still and sparkling flavored waters, juice, juice-based products, bottled water, energy drinks and ready-to-drink teas. During the first six months of 2012, we supplied Walmart with all of its private label CSDs in the United States. In the event Walmart were to utilize other suppliers to fulfill a portion or all of its requirements for such products, our operating results could be materially adversely affected. Sales to Walmart for the six months ended June 30, 2012 and July 2, 2011 accounted for 31.8% and 32.3% of total revenue, respectively.

Summary financial results

Our net income for the three months ended June 30, 2012 (the “second quarter”) and the six months ended June 30, 2012 (“first half of 2012” or “year to date”) was $25.1 million or $0.26 per diluted share and $31.0 million or $0.32 per diluted share, respectively, compared with net income of $26.5 million or $0.28 per diluted share and $33.3 million or $0.35 per diluted share for the three and six months ended July 2, 2011, respectively.

The following items of significance impacted our financial results for the first half of 2012:

•

our revenue decreased 2.1% from the comparable prior year period due primarily to a decline in North America volume resulting from our exit from certain low margin business and the continuing decline in the U.S. shelf stable juice market. Absent foreign exchange impact, revenue decreased 1.1% from the comparable prior year period;

•

our gross profit as a percentage of revenue increased to 13.5% compared to 13.4% from the comparable prior year period due primarily to increased pricing on products and our exit from lower margin business;

•

our filled beverage 8-ounce equivalents (“beverage case volume”) decreased 8.0% during the period due primarily to the exit of certain low margin business and the continuing decline in the U.S. shelf stable juice market;

•

our selling, general and administrative (“SG&A”) expenses for the period increased to $90.6 million from $90.2 million in the comparable prior year period due primarily to an increase in certain employee-related costs offset by reductions in information technology costs;

•

our loss on disposal of property, plant and equipment was related to the disposal of approximately $0.9 million of machinery and equipment that was no longer being used in our U.S. and U.K. operating segments.

•

other income was $0.7 million during the period compared to other expense of $0.8 million in the comparable prior year period due primarily to a bargain purchase of $0.9 million recorded during the period;

•	our interest expense decreased by $1.5 million as a result of decreased debt balances held throughout the period;

•

our income tax expense was $4.3 million compared to $2.3 million in the comparable prior year period, due primarily to the prior year implementation of a global restructuring which resulted in tax benefits and recording reserves in the current period against deferred tax assets that are uncertain to be realized; and

•

our earnings before interest expense, taxes, depreciation and amortization adjusted for inventory step-up (step-down) and integration costs related to the Cliffstar Acquisition (“Adjusted EBITDA”) increased 2.9% to $114.2 million from $111.0 million in the comparable prior year period.

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

•

our beverage case volume increased 25.0% year to date due primarily to the Cliffstar Acquisition, which contributed a 27.6% increase in the North America operating segment; excluding the impact of the Cliffstar Acquisition, our beverage case volume increased 5.1% and 5.2% in North America;

•

our SG&A expenses for the first half of 2011 increased to $90.2 million from $66.9 million in the comparable prior year period, due primarily to the Cliffstar Acquisition, certain employee related costs, information technology costs, professional fees, and customer and legal reserves;

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

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP earnings before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize Adjusted EBITDA as an indicator of operating performance. Our Adjusted EBITDA reflects inventory step-down adjustments and integration costs related to the Cliffstar Acquisition. Adjusted EBITDA excludes these items to make period-over-period comparisons of our ongoing core operations before material charges.

Because Cott uses these adjusted financial results in the management of its business and to understand underlying business performance, management believes this supplemental information is useful to investors for their independent evaluation and understanding of Cott’s business performance and the performance of its management. The non-GAAP financial measures described above are in addition to, and not meant to be considered superior to, or a substitute for, Cott’s financial statements prepared in accordance with GAAP. In addition, the non-GAAP financial measures included in this report reflect management’s judgment of particular items, and may be different from, and therefore may not be comparable to, similarly titled measures reported by other companies.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and six months ended June 30, 2012 and July 2, 2011, respectively:

	For the Three Months Ended				For the Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue	625.8	100.0	640.0	100.0	1,149.6	100.0	1,174.1	100.0
Cost of sales	533.5	85.3	552.0	86.2	993.9	86.5	1,016.5	86.6

Gross profit	92.3	14.7	88.0	13.8	155.7	13.5	157.6	13.4
Selling, general, and administrative expenses	48.8	7.8	45.1	7.0	90.6	7.9	90.2	7.7
Loss on disposal of property, plant & equipment	0.3	—	—	—	0.9	0.1	—	—

Operating income	43.2	6.9	42.9	6.8	64.2	5.6	67.4	5.7
Other (income) expense, net	(0.5)	(0.1)	—	—	(0.7)	(0.1)	0.8	0.1
Interest expense, net	13.5	2.2	14.6	2.3	27.5	2.4	29.0	2.5

Income before income taxes	30.2	4.8	28.3	4.5	37.4	3.3	37.6	3.1
Income tax expense	3.9	0.6	0.7	0.1	4.3	0.4	2.3	0.2

Net income	26.3	4.2	27.6	4.4	33.1	2.9	35.3	2.9

Less: Net income attributable to non-controlling interests	1.2	0.2	1.1	0.2	2.1	0.2	2.0	0.2

Net income attributed to Cott Corporation	25.1	4.0	26.5	4.2	31.0	2.7	33.3	2.7

Depreciation & amortization	23.7	3.8	23.8	3.7	47.5	4.1	47.4	4.0

The following table summarizes our revenue and operating income (loss) by reporting segment for the three and six months ended June 30, 2012 and July 2, 2011, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue
North America	$475.7	$491.3	$883.8	$920.1
United Kingdom	131.5	126.0	230.7	212.3
Mexico	10.2	16.2	19.3	27.6
RCI	8.4	6.5	15.8	14.1

Total	$625.8	$640.0	$1,149.6	$1,174.1

Operating income (loss)
North America	$31.2	$30.0	$48.5	$50.8
United Kingdom	10.5	11.4	13.7	14.4
Mexico	(0.9)	(0.6)	(2.2)	(2.1)
RCI	2.4	2.1	4.2	4.3

Total	$43.2	$42.9	$64.2	$67.4

Revenues are attributed to reporting segments based on the location of the customer.

The following table summarizes our beverage case volume by reporting segment for the three and six months ended June 30, 2012 and July 2, 2011, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions of physical cases)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
North America	204.2	217.7	383.8	412.8
United Kingdom	55.7	58.2	100.6	101.7
Mexico	6.7	11.8	12.6	20.2
RCI	71.7	61.6	142.7	144.1

Total	338.3	349.3	639.7	678.8

Volume - 8 oz equivalent cases - Filled Beverage
North America	181.9	198.6	338.3	369.2
United Kingdom	51.7	53.7	92.6	92.8
Mexico	6.7	11.8	12.6	20.2
RCI	—	—	—	—

Total	240.3	264.1	443.5	482.2

The following tables summarize revenue and volume by product for the three and six months ended June 30, 2012 and July 2, 2011, respectively:

For the Three Months Ended June 30, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$187.2	$45.0	$5.7	$—	$237.9
Juice	139.3	3.7	0.3	—	143.3
Concentrate	3.4	0.5	—	8.4	12.3
All other products	145.8	82.3	4.2	—	232.3

Total	$475.7	$131.5	$10.2	$8.4	$625.8

For the Three Months Ended June 30, 2012
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	83.3	23.0	3.9	—	110.2
Juice	32.1	1.0	0.2	—	33.3
Concentrate	22.4	4.1	—	71.7	98.2
All other products	66.4	27.6	2.6	—	96.6

Total	204.2	55.7	6.7	71.7	338.3

For the Six Months Ended June 30, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$351.0	$78.7	$11.3	$—	$441.0
Juice	273.2	6.8	0.4	—	280.4
Concentrate	6.3	1.3	—	15.8	23.4
All other products	253.3	143.9	7.6	—	404.8

Total	$883.8	$230.7	$19.3	$15.8	$1,149.6

For the Six Months Ended June 30, 2012
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	158.2	41.1	7.9	—	207.2
Juice	62.5	1.8	0.3	—	64.6
Concentrate	45.6	8.1	—	142.7	196.4
All other products	117.5	49.6	4.4	—	171.5

Total	383.8	100.6	12.6	142.7	639.7

For the Three Months Ended July 2, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$200.7	$44.5	$12.3	$—	$257.5
Juice	152.2	4.0	0.9	—	157.1
Concentrate	2.0	1.6	—	6.5	10.1
All other products	136.4	75.9	3.0	—	215.3

Total	$491.3	$126.0	$16.2	$6.5	$640.0

For the Three Months Ended July 2, 2011
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	92.4	23.4	7.9	—	123.7
Juice	34.5	1.1	0.7	—	36.3
Concentrate	19.0	4.3	—	61.6	84.9
All other products	71.8	29.4	3.2	—	104.4

Total	217.7	58.2	11.8	61.6	349.3

For the Six Months Ended July 2, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$357.0	$86.9	$21.6	$—	$465.5
Juice	312.2	6.2	1.7	—	320.1
Concentrate	4.3	1.8	—	14.1	20.2
All other products	246.6	117.4	4.3	—	368.3

Total	$920.1	$212.3	$27.6	$14.1	$1,174.1

For the Six Months Ended July 2, 2011
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	171.1	47.7	14.5	—	233.3
Juice	71.9	1.7	1.3	—	74.9
Concentrate	43.6	8.8	—	144.1	196.5
All other products	126.2	43.5	4.4	—	174.1

Total	412.8	101.7	20.2	144.1	678.8

Results of operations

The following tables summarize the change in revenue by reporting segment for the three and six months ended June 30, 2012 and July 2, 2011, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	June 30, 2012
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(14.2)	$(15.6)	$5.5	$(6.0)	$1.9
Impact of foreign exchange[1]	8.5	2.7	3.7	2.1	—

Change excluding foreign exchange	$(5.7)	$(12.9)	$9.2	$(3.9)	$1.9

Percentage change in revenue	-2.2%	-3.2%	4.4%	-37.0%	29.2%

Percentage change in revenue excluding foreign exchange	-0.9%	-2.6%	7.3%	-24.1%	29.2%

	For the Six Months Ended
(in millions of U.S. dollars)	June 30, 2012
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(24.5)	$(36.3)	$18.4	$(8.3)	$1.7
Impact of foreign exchange[1]	11.7	3.4	5.4	2.9	—

Change excluding foreign exchange	$(12.8)	$(32.9)	$23.8	$(5.4)	$1.7

Percentage change in revenue	-2.1%	-3.9%	8.7%	-30.1%	12.1%

Percentage change in revenue excluding foreign exchange	-1.1%	-3.6%	11.2%	-19.6%	12.1%

1	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

	For the Three Months Ended
(in millions of U.S. dollars)	July 2, 2011
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$215.3	$190.5	$24.8	$2.1	$(2.1)
Impact of foreign exchange[1]	(14.0)	(3.3)	(9.6)	(1.1)	—

Change excluding foreign exchange	$201.3	$187.2	$15.2	$1.0	$(2.1)

Percentage change in revenue	50.7%	63.3%	24.5%	14.9%	-24.4%

Percentage change in revenue excluding foreign exchange	47.4%	62.2%	15.0%	7.1%	-24.4%

	For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2011
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$386.5	$356.1	$31.4	$1.7	$(2.7)
Impact of foreign exchange[1]	(19.0)	(5.2)	(12.1)	(1.7)	—

Change excluding foreign exchange	$367.5	$350.9	$19.3	$—	$(2.7)

Percentage change in revenue	49.1%	63.1%	17.4%	6.6%	-16.1%

Percentage change in revenue excluding foreign exchange	46.7%	62.2%	10.7%	0.0%	-16.1%

1	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2012 and July 2, 2011, respectively.

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income attributed to Cott Corporation	$25.1	$26.5	$31.0	$33.3
Interest expense, net	13.5	14.6	27.5	29.0
Income tax expense	3.9	0.7	4.3	2.3
Depreciation & amortization	23.7	23.8	47.5	47.4
Net income attributable to non-controlling interests	1.2	1.1	2.1	2.0

EBITDA	$67.4	$66.7	$112.4	$114.0

Acquisition adjustments
Inventory step-down	—	(0.9)	—	(4.1)
Integration costs	0.8	0.4	1.8	1.1

Adjusted EBITDA	$68.2	$66.2	$114.2	$111.0

Revenue – Revenue decreased $14.2 million or 2.2% and $24.5 million or 2.1% in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 0.9% and 1.1% in the second quarter and year to date, respectively, from the comparable prior year periods.

North America revenue decreased $15.6 million or 3.2% and $36.3 million or 3.9% in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to a 6.2% and 7.0% decrease in beverage case volume in the second quarter and year to date, respectively, from the comparable prior year periods. Net selling price per beverage case (which is net revenue divided by beverage case volume) increased 5.7% and 4.8% in the second quarter and year to date, respectively, from the comparable prior year periods. The increase in net selling price per beverage case was offset by our exit from certain low gross margin business and a product mix shift into sports drinks from 100% shelf-stable juice.

U.K. revenue increased $5.5 million or 4.4% and $18.4 million or 8.7% in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to continued improvement in product mix and growth in the wholesale channel. Net selling price per beverage case increased 8.4% and 8.9% in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to price increases implemented to mitigate rising commodity costs and improved product mix. Absent foreign exchange impact, U.K. revenue increased 7.3% and 11.2% in the second quarter and year to date, respectively.

Mexico revenue decreased $6.0 million or 37.0% and $8.3 million or 30.1% in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to the loss of a regional brand license at the end of its term, offset in part by a 10.9% and 12.1% increase in net selling price per beverage case in the second quarter and year to date, respectively. Absent foreign exchange impact, Mexico revenue decreased 24.1% and 19.6% in the second quarter and year to date, respectively.

RCI revenue increased $1.9 million or 29.2% and $1.7 million or 12.1% in the second quarter and year to date, respectively, from the comparable prior year periods. Concentrate volume increased 16.4% and decreased 1.0% in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to the timing of shipments and declining sales in the Middle East. Net selling price per case remained flat in the second quarter and year to date, respectively, from the comparable prior year periods. RCI primarily sells concentrate.

Cost of Sales – Cost of sales represented 85.3% and 86.5% of revenue in the second quarter and year to date, respectively, compared to 86.2% and 86.6% in the comparable prior year periods. The decrease in cost of sales as a percentage of revenue in the second quarter was due primarily to the easing of commodity costs. Variable costs represented 75.5% and 75.7% of total sales in the second quarter and year to date, respectively, compared to 76.9% and 76.4% in the comparable prior year periods. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

Gross Profit – Gross profit as a percentage of revenue increased to 14.7% and 13.5% in the second quarter and year to date, respectively, from 13.8% and 13.4% in the comparable prior year periods due primarily to increased pricing on products and our exit from lower margin business.

Selling, General and Administrative Expenses – SG&A increased $3.7 million or 8.2% and $0.4 million or less than 1% in the second quarter and year to date, respectively, from the comparable prior year periods. The increase was due primarily to an increase of certain employee-related costs offset by reductions in information technology costs. As a percentage of revenue, SG&A increased to 7.8% and 7.9% in the second quarter and year to date from 7.0% and 7.7% in the comparable prior year periods.

Operating Income – Operating income was $43.2 million and $64.2 million in the second quarter and year to date, respectively, compared to $42.9 million and $67.4 million, respectively, in the comparable prior year periods. The increase in the second quarter was due to higher gross profit offset by higher SG&A costs, while the decrease year to date was due primarily to lower overall sales relative to the prior year.

Other (Income) Expense – Other income was $0.5 million and $0.7 million in the second quarter and year to date, respectively, compared to other expense of nil and $0.8 million, respectively, in the comparable prior year periods. The increase in the second quarter was due primarily to a gain on bargain purchase in the amount of $0.9 million.

Income Taxes – Income tax expense was $3.9 million and $4.3 million in the second quarter and year to date, respectively, compared to $0.7 million and $2.3 million, respectively, in the comparable prior year periods. The increase was due primarily to the prior year implementation of a global restructuring which resulted in tax benefits and recording reserves in the current period against deferred tax assets that are uncertain to be realized. The global restructuring occurred during the second quarter of 2011 and is expected to result in a reduction of Cott’s effective tax rate versus the statutory rate for the current year.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three and six months ended June 30, 2012 and July 2, 2011, respectively, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net cash provided by (used in) operating activities	$38.1	$21.3	$(5.0)	$(4.3)
Net cash used in investing activities	(19.7)	(15.1)	(45.1)	(27.5)
Net cash (used in) provided by financing activities	(2.0)	(18.1)	(4.3)	6.3
Effect of exchange rate changes on cash	(0.9)	0.1	0.6	1.3

Net increase (decrease) in cash & cash equivalents	15.5	(11.8)	(53.8)	(24.2)
Cash & cash equivalents, beginning of period	31.6	35.8	100.9	48.2

Cash & cash equivalents, end of period	$47.1	$24.0	$47.1	$24.0

Financial and Capital Resources and Liquidity

As of June 30, 2012, we had total debt of $606.3 million and $47.1 million of cash and cash equivalents compared to $631.3 million of debt and $24.0 million of cash and cash equivalents as of July 2, 2011.

We believe that our level of resources, which includes cash on hand, available borrowings under our asset-based lending credit facility (the “ABL facility”) and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. We have maintained adequate liquidity to meet current working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities will provide adequate resources to satisfy working capital, scheduled principal and interest payments on debt, and anticipated capital expansion requirements for both short-term and long-term capital needs. For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend primarily on our ability to retain a substantial amount of volume from our key customers and maintain the profitability of our business. If we do not generate sufficient cash from operations or have excess debt availability to meet our expenses and debt service obligations or if the ABL facility, the 8.375% senior notes that are due on November 15, 2017 (the “2017 Notes”) or the 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility, the indenture governing the 2017 Notes, or the indenture governing the 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our needing to borrow available amounts under the ABL facility, increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of June 30, 2012, our total availability under the ABL facility was $275.0 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of July 15, 2012 (the June month-end under the terms of the credit agreement governing our ABL facility), and we had no ABL borrowings outstanding and $11.0 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $264.0 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

We may, from time to time, depending on market conditions, including without limitation whether the 2017 Notes or 2018 Notes are then trading at discounts to their respective face amounts, repurchase the 2017 Notes or 2018 Notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material. However, the covenants in our ABL facility subject such purchases to certain limitations and conditions.

Operating activities

Cash used in operating activities was $5.0 million year to date compared to $4.3 million in the comparable prior year period. The $0.7 million increase was due primarily to timing of accounts payable payments, offset in part by the timing of accounts receivable receipts.

Investing activities

Cash used in investing activities was $45.1 million year to date compared to $27.5 million in the comparable prior year period. The $17.6 million increase was due primarily to increased capital expenditures and the acquisition of a beverage and wholesale business in our U.K. reporting segment.

Financing activities

Cash used in financing activities was $4.3 million year to date compared to cash provided of $6.3 million in the comparable prior year period. The change was due primarily to ABL borrowings in the prior year period.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of June 30, 2012.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Debt

Asset Based Lending Credit Facility

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

As of June 30, 2012, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.5% per annum of the unused commitment, which was $264.0 million as of June 30, 2012.

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, May 15, 2017.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendment of the ABL facility on July 19, 2012, are amortized using the straight line method over the duration of the amended ABL facility.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of the 2018 Notes. The issuer of the 2018 Notes is our wholly-owned subsidiary Cott Beverages Inc., but Cott Corporation and most of its U.S., Canadian and U.K. subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

We incurred $8.6 million of financing fees in connection with the 2018 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the duration of the 2018 Notes.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of the 2017 Notes. The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is our wholly-owned subsidiary Cott Beverages Inc., but Cott Corporation and most of its U.S., Canadian and U.K. subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year.

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

Covenant Compliance

ABL Facility

Under the credit agreement governing the ABL facility, Cott Corporation and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of (a) $30.0 million and (b) the lesser of (i) 12.5% of the amount of the aggregate borrowing base or (ii) $37.5 million. Although the covenant was not triggered as of June 30, 2012, the fixed charge coverage ratio as calculated under this covenant was greater than 1.1 to 1.0. If availability is less than $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. The credit agreement governing the ABL facility requires an aggregate availability of at least $15.0 million. We were in compliance with all of the applicable covenants under the ABL facility as of June 30, 2012.

On July 19, 2012, we, and the other parties to the ABL facility, agreed to amend the ABL facility to, among other things (a) extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, May 15, 2017, (b) change the threshold at which the springing minimum fixed charge coverage ratio would be tested, which threshold will now be met if excess availability is less than the greater of 10% of the lenders’ commitments under the revolving credit facility (the “Revolver”) or $27.5 million, and (c) change the threshold at which the springing cash dominion provision would become effective, which threshold will now be met if excess availability is less than the greater of 12.5% of the lenders’ commitments under the Revolver or $34.375 million.

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

Common Share Repurchase Program

On May 1, 2012, our Board of Directors authorized the repurchase of up to $35 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. During the second quarter of 2012, we repurchased 35,272 common shares for approximately $0.3 million through open market transactions.

Capital Structure

Since December 31, 2011, our equity has increased by $33.5 million. The increase was the result of net income of $31.0 million, share-based compensation expense of $2.2 million, and other comprehensive income of $0.6 million.

Dividend Payments

There are certain restrictions on the payment of dividends under our ABL facility and under the indentures governing the 2017 Notes and 2018 Notes. No dividends payments were made during the first six months of 2012 or in 2011.

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

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in sales to any significant customer, particularly Walmart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to realize the expected benefits of the Cliffstar Acquisition because of integration difficulties and other challenges;

•	risks associated with the asset purchase agreement entered into in connection with the Cliffstar Acquisition;

•	our substantial indebtedness we incurred and our ability to meet our obligations;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	our exposure to intangible asset risk;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	volatility of our stock price; or

•	our ability to maintain compliance with the listing requirements of the New York Stock Exchange.

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

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, have maturities of less than one year. As of June 30, 2012, we had outstanding foreign exchange forward contracts with notional amounts of $9.6 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of June 30, 2012, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $11.0 million outstanding letters of credit) would result in less than $0.1 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted-average interest rate of our debt outstanding at June 30, 2012 was 8.2%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In addition, our management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchase Program

The following is a summary of share repurchase activity during the three months ended June 30, 2012.

	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs

April 1, 2012 - April 30, 2012	—	—	—	—
May 1, 2012[1] - May 31, 2012	35,272	$7.30	35,272	$34,742,514
June 1, 2012 - June 30, 2012	—	—	—	34,742,514

Total	35,272	$7.30	35,272	$34,742,514

1

On May 1, 2012, our Board of Directors authorized the repurchase of up to $35 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. We may terminate or limit the share repurchase program at any time without prior notice. The Company repurchased 35,272 shares of common stock for approximately $0.3 million during the quarter ended June 30, 2012.

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Amendment No. 1 to Credit Agreement, dated as of April 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 7, 2012).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: August 3, 2012	/s/ Jay Wells
Jay Wells Chief Financial Officer (On behalf of the Company)

Date: August 3, 2012	/s/ Gregory Leiter
Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Amendment No. 1 to Credit Agreement, dated as of April 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 7, 2012).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (furnished herewith).