Form 10-Q
period 2012-09-29
COTT CORP /CN/
filed 2012-11-01
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2012
Common Stock, no par value per share	95,161,968 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Revenue, net	$583.8	$611.3	$1,733.4	$1,785.4
Cost of sales	510.6	543.7	1,504.5	1,560.2

Gross profit	73.2	67.6	228.9	225.2

Selling, general and administrative expenses	43.8	38.1	134.4	128.3
Loss on disposal of property, plant & equipment	0.8	0.5	1.7	0.5

Operating income	28.6	29.0	92.8	96.4

Other (income) expense, net	(1.5)	1.3	(2.2)	2.1
Interest expense, net	13.1	14.4	40.6	43.4

Income before income taxes	17.0	13.3	54.4	50.9

Income tax expense (benefit)	1.2	(4.0)	5.5	(1.7)

Net income	$15.8	$17.3	$48.9	$52.6

Less: Net income attributable to non-controlling interests	1.3	1.1	3.4	3.1

Net income attributed to Cott Corporation	$14.5	$16.2	$45.5	$49.5

Net income per common share attributed to Cott Corporation
Basic	$0.15	$0.17	$0.48	$0.53
Diluted	$0.15	$0.17	$0.48	$0.52

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,488	94,325	94,461	94,179
Diluted	95,598	95,146	95,591	94,899

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$15.8	$17.3	$48.9	$52.6

Other comprehensive income (loss):
Currency translation adjustment	12.5	(15.8)	13.5	(5.2)
Pension benefit plan, net of tax[1]	0.1	0.1	(0.1)	0.5
Unrealized gain (loss) on derivative instruments, net of tax[2]	—	0.6	(0.3)	0.6

Total other comprehensive income (loss)	12.6	(15.1)	13.1	(4.1)

Comprehensive income	$28.4	$2.2	$62.0	$48.5

Less: Comprehensive income attributable to non-controlling interests	1.2	1.1	3.2	3.1

Comprehensive income attributed to Cott Corporation	$27.2	$1.1	$58.8	$45.4

[1]

Net of the effect of a $0.1 million and $0.2 million tax expense for the three and nine months ended September 29, 2012, respectively, and net of the effect of a nil and $0.1 million tax expense for the three and nine months ended October 1, 2011, respectively.

[2]

Net of the effect of a nil and $0.1 million tax benefit for the three and nine months ended September 29, 2012, respectively, and net of the effect of a $0.1 million tax expense for both the three and nine months ended October 1, 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	September 29, 2012	December 31, 2011
ASSETS
Current assets
Cash & cash equivalents	$88.1	$100.9
Accounts receivable, net of allowance of $7.0 ($5.7 as of December 31, 2011)	252.1	210.8
Income taxes recoverable	2.9	9.9
Inventories	219.1	210.0
Prepaid expenses and other assets	25.0	19.3

Total current assets	587.2	550.9

Property, plant & equipment	488.1	482.2
Goodwill	130.8	129.6
Intangibles and other assets	324.1	341.1
Deferred income taxes	2.8	4.1
Other tax receivable	1.0	1.0

Total assets	$1,534.0	$1,508.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1.8	$3.4
Accounts payable and accrued liabilities	247.1	281.1

Total current liabilities	248.9	284.5

Long-term debt	602.1	602.1
Deferred income taxes	37.5	34.1
Other long-term liabilities	15.4	20.0

Total liabilities	903.9	940.7

Equity
Capital stock, no par - 95,161,968 (December 31, 2011 - 95,101,230) shares issued	395.7	395.9
Treasury stock	(2.1)	(2.1)
Additional paid-in-capital	46.1	42.6
Retained earnings	189.5	144.1
Accumulated other comprehensive loss	(11.4)	(24.7)

Total Cott Corporation equity	617.8	555.8
Non-controlling interests	12.3	12.4

Total equity	630.1	568.2

Total liabilities and equity	$1,534.0	$1,508.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Operating Activities
Net income	$15.8	$17.3	$48.9	$52.6
Depreciation & amortization	24.7	24.0	72.2	71.4
Amortization of financing fees	0.8	1.1	2.9	2.9
Share-based compensation expense	1.3	(1.6)	3.5	2.2
Increase (decrease) in deferred income taxes	0.6	(4.2)	4.6	(2.3)
Gain on bargain purchase	—	—	(0.9)	—
Loss on disposal of property, plant & equipment	0.8	0.5	1.7	0.5
Contract termination payments	—	(3.1)	—	(3.1)
Other non-cash items	(1.4)	(0.1)	(0.8)	1.7
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	15.0	29.5	(36.8)	(41.5)
Inventories	17.1	23.1	(5.9)	0.4
Prepaid expenses and other assets	0.4	2.1	(5.5)	0.9
Other assets	(0.2)	0.9	0.7	0.2
Accounts payable and accrued liabilities	(22.1)	(25.8)	(38.4)	(22.9)
Income taxes recoverable	5.2	0.2	6.8	(3.4)

Net cash provided by operating activities	58.0	63.9	53.0	59.6

Investing Activities
Acquisition	(4.7)	(25.7)	(9.7)	(25.7)
Additions to property, plant & equipment	(13.2)	(8.1)	(50.6)	(31.4)
Additions to intangibles and other assets	(1.0)	(1.4)	(4.7)	(3.9)
Proceeds from sale of property, plant & equipment	1.3	0.1	2.3	0.1
Proceeds from insurance recoveries	1.7	—	1.7	—
Other investing activities	—	(0.1)	—	(1.8)

Net cash used in investing activities	(15.9)	(35.2)	(61.0)	(62.7)

Financing Activities
Payments of long-term debt	(0.2)	(1.8)	(2.8)	(5.2)
Borrowings under ABL	—	80.7	24.5	224.1
Payments under ABL	—	(100.7)	(24.5)	(231.9)
Distributions to non-controlling interests	(1.9)	(1.7)	(3.3)	(4.2)
Exercise of options	—	0.2	—	0.3
Common share repurchase	—	—	(0.3)	—
Financing fees	(1.2)	—	(1.2)	(0.1)

Net cash used in financing activities	(3.3)	(23.3)	(7.6)	(17.0)

Effect of exchange rate changes on cash	2.2	(1.2)	2.8	0.1

Net increase (decrease) in cash & cash equivalents	41.0	4.2	(12.8)	(20.0)

Cash & cash equivalents, beginning of period	47.1	24.0	100.9	48.2

Cash & cash equivalents, end of period	$88.1	$28.2	$88.1	$28.2

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$15.8	$16.2	$41.3	$44.1
Cash paid for income taxes (excludes refunds)	$0.5	$0.2	$0.9	$4.4

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Capital Stock	Treasury Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
Balance at January 1, 2011	94,750	1,051	$395.6	$(3.2)	$40.8	$106.5	$(17.5)	$13.0	$535.2

Options exercised	275	—	0.3	—	—	—	—	—	0.3
Treasury shares issued - PSU Plan	—	(181)	—	0.5	(0.5)	—	—	—	—
Treasury shares issued - EISPP	—	(196)	—	0.6	(0.6)	—	—	—	—
Common shares issued - Directors’ share awards	76	—	—	—	0.7	—	—	—	0.7
Share-based compensation	—	—	—	—	1.5	—	—	—	1.5
Contributions from non-controlling interests	—	—	—	—	—	—	—	1.8	1.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4.2)	(4.2)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(5.2)	—	(5.2)
Pension benefit plan, net of tax	—	—	—	—	—	—	0.5	—	0.5
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	0.6	—	0.6
Net income	—	—	—	—	—	49.5	—	3.1	52.6

Balance at October 1, 2011	95,101	674	$395.9	$(2.1)	$41.9	$156.0	$(21.6)	$13.7	$583.8

Balance at December 31, 2011	95,101	674	$395.9	$(2.1)	$42.6	$144.1	$(24.7)	$12.4	$568.2

Common shares issued - Directors’ share awards	96.0	—	—	—	0.7	—	—	—	0.7
Common shares repurchased	(35.3)	—	(0.2)	—	—	(0.1)	—	—	(0.3)
Share-based compensation	—	—	—	—	2.8	—	—	—	2.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3.3)	(3.3)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	13.7	(0.2)	13.5
Pension benefit plan, net of tax	—	—	—	—	—	—	(0.1)	—	(0.1)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	—	45.5	—	3.4	48.9

Balance at September 29, 2012	95,162	674	$395.7	$(2.1)	$46.1	$189.5	$(11.4)	$12.3	$630.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1 – Business and Recent Accounting Pronouncements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Cott produces multiple types of beverages in a variety of packaging formats and sizes, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, new age beverages, and ready-to-drink teas, as well as alcoholic beverages for brand owners.

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

Recent Accounting Pronouncements

ASU 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board (“FASB”) amended its guidance in regards to testing indefinite-lived intangible assets for impairment in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendment permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Accounting Standards Codification (“ASC”) Subtopic 350-30, “Intangibles—Goodwill and Other”—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We have adopted this guidance and incorporated it into our assessment procedures. The adoption of this guidance did not have a material impact on our consolidated financial statements.

ASU 2011-12—	Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU”) No. 2011-05

In November 2011, the FASB deferred part of the new rules on the presentation of other comprehensive income as required by ASU 2011-05. As written, the guidance in ASU 2011-05 would have required that reclassification adjustments from other comprehensive income to net income be presented by income statement line item. Most respondents pointed out that the information required for separate presentation of reclassification adjustments in the statements may not be available in a timely manner due to the fact that there is currently no process and control in place to collect and summarize the level of detailed information required for such presentation. The amendments in this ASU are effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU is deferring. The deferral is effective for the fiscal year beginning after December 15, 2011.

ASU 2011-05— Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance and presented the components of comprehensive income in two separate but consecutive statements. This standard affects the presentation but does not have a financial impact on our consolidated financial statements.

ASU 2011-08— Intangibles-Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB amended its guidance in regards to testing goodwill for impairment to address concern raised about the cost and complexity of performing the first step of the two-step goodwill impairment test required under ASC Topic 350 – “Intangibles-Goodwill and Other.” The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We have adopted this guidance and incorporated it into our goodwill assessment procedures.

Note 2 – Acquisitions

On August 17, 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration to be paid over three years, of which $4.7 million was paid in each of the third quarter of 2011 and the third quarter of 2012, and contingent consideration of up to $55.0 million (the “Cliffstar Acquisition”). The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ended January 1, 2011.

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary from the amount of post-closing payments previously made to the seller of $34.3 million. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Operations.

During the first quarter of 2012, our United Kingdom (“U.K.”) reporting segment acquired a beverage and wholesale business based in Scotland for approximately $5.0 million. The business was purchased from a company in administration and provided a number of benefits to our U.K. reporting segment, including increased product offerings and market share, logistical synergies through expansion into Scotland and access to an additional production line. The acquisition has been accounted for using the purchase method of accounting for business combinations, and related operating results are included in the Consolidated Statements of Operations for the periods subsequent to the acquisition. The identified assets, which included inventory, property, plant and equipment, trade names and customer lists, were recorded at their estimated fair values, which exceeded the fair value of the purchase price of the business. Accordingly, the acquisition has been accounted for as a bargain purchase and, as a result, we recognized a gain of approximately $0.9 million associated with the acquisition. The gain is included in the other (income) expense, net section of the Consolidated Statements of Operations.

Note 3 – Share-Based Compensation

The table below summarizes the share-based compensation expense for the three and nine months ended September 29, 2012 and October 1, 2011. This share-based compensation expense was recorded in selling, general and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”), (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan, and (iii) “Stock options” mean non-qualified stock options granted under the 2010 Equity Incentive Plan and the Restated 1986 Common Share Option Plan (the “1986 Option Plan”).

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Stock options	$0.1	$—	$0.3	$—
Directors’ share awards	—	—	0.7	0.7
Performance-based RSUs	0.2	(2.7)	0.4	(1.2)
Time-based RSUs	1.0	1.1	2.1	2.7

Total	$1.3	$(1.6)	$3.5	$2.2

As of September 29, 2012, the unrecognized share-based compensation expense and years we expect to recognize the future compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of September 29, 2012	Weighted average years expected to recognize compensation

Stock options	$1.1	2.3
Performance-based RSUs	1.6	2.3
Time-based RSUs	3.3	1.7

Total	$6.0

Stock option activity for the nine months ended September 29, 2012 was as follows:

	Shares (in thousands)	Weighted average exercise price (Canadian $)

Balance at December 31, 2011	284	$20.47
Awarded	385	6.47
Forfeited or expired	(201)	24.40

Outstanding at September 29, 2012	468	$7.28

Exercisable at September 29, 2012	125	$9.49

During the nine months ended September 29, 2012, Performance-based RSU and Time-based RSU activity was as follows:

(in thousands of shares)	Number of Performance-based RSUs	Number of Time-based RSUs

Balance at December 31, 2011	2,319	1,548
Awarded	331	442
Forfeited	(267)	(221)

Outstanding at September 29, 2012	2,383	1,769

Stock options awarded during the nine months ended September 29, 2012 were granted under the 2010 Equity Incentive Plan. Stock options outstanding at December 31, 2011 were granted under the 1986 Option Plan. The Board of Directors terminated the 1986 Option Plan effective as of February 23, 2011. In connection with the termination of the 1986 Option Plan, outstanding options will continue in accordance with the terms of the 1986 Option Plan until exercised, forfeited or terminated, as applicable. No further awards will be granted under the 1986 Option Plan.

Average Canadian to U.S. Dollar Exchange Rate for the Nine Months Ended September 29, 2012

The weighted average exercise prices for options in Note 3 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the nine months ended September 29, 2012:

For the Nine Months Ended
September 29, 2012
Average exchange rate	$0.999

Note 4 – Income Tax Expense (Benefit)

Income tax expense was $5.5 million on pretax income of $54.4 million for the nine months ended September 29, 2012. The year to date income tax expense was primarily the result of the recording of $4.3 million of allowances against deferred tax assets in the U.S. that are uncertain to be realized, reduced by $1.8 million related to an audit settlement, the lapse of a statute of limitation and an enacted decrease in the U.K. statutory rate. For the nine months ended October 1, 2011, the income tax benefit was $1.7 million on pretax income of $50.9 million, due partially to a favorable competent authority settlement and an enacted decrease in the U.K. statutory rate. During the second quarter of 2011, we completed a reorganization of our legal entity structure and refinanced intercompany debt. As a result of these activities, our annual effective tax rate was lower than the statutory rate for 2011 and is also expected to be lower than the statutory rate for 2012.

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands of shares)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Weighted average number of shares outstanding - basic	94,488	94,325	94,461	94,179
Dilutive effect of Stock options	32	34	32	34
Dilutive effect of Performance-based RSUs	51	—	43	—
Dilutive effect of Time-based RSUs	1,027	787	1,055	686

Adjusted weighted average number of shares outstanding - diluted	95,598	95,146	95,591	94,899

We excluded 392,479 (October 1, 2011 – 233,500) stock options from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares or they were anti-dilutive. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. We excluded 674,397 (October 1, 2011 – 674,397) treasury shares held in various trusts in the calculation of basic and diluted earnings per share.

Note 6 – Segment Reporting

We produce multiple types of beverages in a variety of packaging formats and sizes, including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, new age beverages, and ready-to-drink teas, as well as alcoholic beverages, on behalf of retailers, brand owners and distributors through five reporting segments – North America (which includes our U.S. operating segment and our Canada operating segment), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other.

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended September 29, 2012
External revenue[1]	$439.3	$125.5	$9.7	$9.3	$—	$583.8
Depreciation & amortization	21.1	3.2	0.4	—	—	24.7
Operating income (loss)	18.9	7.8	(1.0)	2.9	—	28.6
Additions to property, plant & equipment	10.0	1.7	1.5	—	—	13.2

For the Nine Months Ended September 29, 2012
External revenue[1]	$1,323.1	$356.2	$29.0	$25.1	$—	$1,733.4
Depreciation & amortization	61.3	9.6	1.3	—	—	72.2
Operating income (loss)	67.4	21.5	(3.2)	7.1	—	92.8
Additions to property, plant & equipment	39.0	9.8	1.8	—	—	50.6

As of September 29, 2012
Property, plant & equipment	$382.2	$97.1	$8.8	$—	$—	$488.1
Goodwill	126.3	—	—	4.5	—	130.8
Intangibles and other assets	309.3	14.4	0.4	—	—	324.1
Total assets[2]	1,227.4	262.2	28.6	15.1	0.7	1,534.0

[1]	Intersegment revenue between North America and the other reporting segments was $4.9 million and $13.0 million for the three and nine months ended September 29, 2012, respectively.
[2]	Excludes intersegment accounts receivables, investments and notes receivable.

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended October 1, 2011
External revenue[1]	$468.1	$124.5	$12.7	$6.0	$—	$611.3
Depreciation & amortization	20.1	3.5	0.4	—	—	24.0
Operating income (loss)	19.8	8.3	(0.9)	1.8	—	29.0
Additions to property, plant & equipment	6.8	1.2	0.1	—	—	8.1

For the Nine Months Ended October 1, 2011
External revenue[1]	$1,388.2	$336.8	$40.3	$20.1	$—	$1,785.4
Depreciation & amortization	59.7	10.2	1.5	—	—	71.4
Operating income (loss)	70.6	22.7	(3.0)	6.1	—	96.4
Additions to property, plant & equipment	23.2	8.1	0.1	—	—	31.4

As of December 31, 2011
Property, plant & equipment	$383.1	$89.8	$9.3	$—	$—	$482.2
Goodwill	125.1	—	—	4.5	—	129.6
Intangibles and other assets	326.1	14.6	0.4	—	—	341.1
Total assets[2]	1,231.3	237.0	28.4	11.3	0.9	1,508.9

[1]	Intersegment revenue between North America and the other reporting segments was $3.3 million and $11.5 million for the three and nine months ended October 1, 2011, respectively.
[2]	Excludes intersegment accounts receivables, investments and notes receivable.

A significant portion of our revenue is concentrated in a small number of customers. For the nine months ended September 29, 2012, sales to Walmart accounted for 31.3% (October 1, 2011 – 31.9%) of our total revenues, 36.3% of our North America reporting segment revenues (October 1, 2011 – 36.1%), 15.4% of our U.K. reporting segment revenues (October 1, 2011 – 14.7%), and 21.7% of our Mexico reporting segment revenues (October 1, 2011 – 46.5%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
United States	$388.0	$414.3	$1,169.0	$1,236.6
Canada	63.2	66.0	190.3	189.8
United Kingdom	125.5	124.5	356.2	336.8
Mexico	9.7	12.7	29.0	40.3
RCI	9.3	6.0	25.1	20.1
Elimination[1]	(11.9)	(12.2)	(36.2)	(38.2)

	$583.8	$611.3	$1,733.4	$1,785.4

[1]

Represents intersegment revenue among our operating segments, of which $4.9 million and $13.0 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three and nine months ended September 29, 2012, respectively, compared to $3.3 million and $11.5 million for the three and nine months ended October 1, 2011, respectively.

Revenues by product were as follows:

For the Three Months Ended September 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$182.3	$43.1	$5.1	$0.3	$230.8
Juice	133.7	3.7	0.3	0.4	138.1
Concentrate	3.3	0.5	—	8.5	12.3
All other products	120.0	78.2	4.3	0.1	202.6

Total	$439.3	$125.5	$9.7	$9.3	$583.8

For the Nine Months Ended September 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$533.3	$121.8	$16.4	$0.3	$671.8
Juice	406.9	10.5	0.7	1.1	419.2
Concentrate	9.6	1.8	—	23.6	35.0
All other products	373.3	222.1	11.9	0.1	607.4

Total	$1,323.1	$356.2	$29.0	$25.1	$1,733.4

For the Three Months Ended October 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$192.8	$47.5	$9.6	$—	$249.9
Juice	144.1	3.4	0.7	—	148.2
Concentrate	2.5	0.7	—	6.0	9.2
All other products	128.7	72.9	2.4	—	204.0

Total	$468.1	$124.5	$12.7	$6.0	$611.3

For the Nine Months Ended October 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$549.8	$134.4	$31.2	$—	$715.4
Juice	456.3	9.6	2.4	—	468.3
Concentrate	6.8	2.4	—	20.1	29.3
All other products	375.3	190.4	6.7	—	572.4

Total	$1,388.2	$336.8	$40.3	$20.1	$1,785.4

Property, plant and equipment by operating segment as of September 29, 2012 and December 31, 2011 was as follows:

(in millions of U.S. dollars)	September 29, 2012	December 31, 2011

United States	$333.5	$336.2
Canada	48.7	46.9
United Kingdom	97.1	89.8
Mexico	8.8	9.3

	$488.1	$482.2

Note 7 – Inventories

The following table summarizes inventories as of September 29, 2012 and December 31, 2011:

(in millions of U.S. dollars)	September 29, 2012	December 31, 2011

Raw materials	$77.8	$87.3
Finished goods	120.3	102.3
Other	21.0	20.4

	$219.1	$210.0

Note 8 – Intangibles and Other Assets

The following table summarizes intangibles and other assets as of September 29, 2012:

	September 29, 2012
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.4	$—	$45.4

Subject to amortization
Customer relationships	$367.6	$136.6	$231.0
Trademarks	28.9	22.9	6.0
Information technology	65.2	49.7	15.5
Other	11.5	7.8	3.7

	473.2	217.0	256.2

	518.6	217.0	301.6

Other Assets
Financing costs	$24.4	$10.3	$14.1
Deposits	7.2	—	7.2
Other	1.5	0.3	1.2

	33.1	10.6	22.5

Total Intangibles and Other Assets	$551.7	$227.6	$324.1

Amortization expense of intangible and other assets was $8.8 million and $26.6 million for the three and nine months ended September 29, 2012, respectively, compared to $9.4 million and $27.2 million for the comparable prior year periods.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2012	$8.1
2013	30.6
2014	28.7
2015	26.7
2016	23.4
Thereafter	138.7

$256.2

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

Note 9 – Debt

Our total debt as of September 29, 2012 and December 31, 2011 was as follows:

(in millions of U.S. dollars)	September 29, 2012	December 31, 2011
8.375% senior notes due in 2017[1]	$215.0	$215.0
8.125% senior notes due in 2018	375.0	375.0
GE obligation	10.1	12.4
Other capital leases	4.7	4.1
Other debt	1.3	1.5

Total debt	606.1	608.0
Less: Current debt
GE obligation - current maturities	0.9	2.6
Other capital leases - current maturities	0.7	0.6
Other debt - current maturities	0.2	0.2

Total current debt	1.8	3.4
Long-term debt before discount	604.3	604.6
Less discount on 8.375% notes[1]	(2.2)	(2.5)

Total long-term debt	$602.1	$602.1

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

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

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced our 8.375% senior notes due 2017 (the “2017 Notes”) by May 1, 2017, May 15, 2017. We incurred $1.2 million of financing fees in connection with the amendment of the ABL facility.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendment of the ABL facility on July 19, 2012, are being amortized using the straight line method over the duration of the amended ABL facility.

As of September 29, 2012, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $11.0 million of letters of credit, was $264.0 million as of September 29, 2012.

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

Note 10 – Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

As of December 31, 2011, our accrued liability for litigation contingencies with a probable likelihood of loss was $2.9 million which was related to a single contingency. During the first quarter of 2012 we settled this legal matter for an amount not materially different from our accrued liability.

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

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary from the amount of post-closing payments previously made to the seller of $34.3 million. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Operations.

We had $11.0 million in standby letters of credit outstanding as of September 29, 2012 (October 1, 2011 – $9.8 million).

Note 11 – Shares Held in Trust treated as Treasury Shares and Share Repurchase Program

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the Amended and Restated Performance Share Unit Plan (the “PSU Plan”) and the Restated Executive Incentive Share Purchase Plan (the “Restated EISPP”). As of September 29, 2012, 0.7 million shares were held in trust, and accounted for as treasury shares under applicable accounting rules. Treasury shares are reported at cost.

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

On May 1, 2012, our Board of Directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. We repurchased 35,272 shares of common stock for approximately $0.3 million during the second quarter of 2012. No repurchases were made during the three months ended September 29, 2012.

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

As of September 29, 2012, all derivatives are carried at fair value in the Consolidated Balance Sheets in the line item accounts payable and accrued liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 29, 2012. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of September 29, 2012 was approximately $20.8 million.

The fair value of the Company’s derivative instrument liabilities was $0.3 million as of September 29, 2012.

The settlement of our derivative instruments resulted in a charge to cost of sales of $0.3 million and $0.4 million for the three and nine months ended September 29, 2012, respectively.

Note 13 – Fair Value Measurements

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following table summarizes those assets and liabilities measured at a fair value on a recurring basis as of September 29, 2012:

	September 29, 2012
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Netting Adjustment	Fair Value Measurements
Liabilities
Derivatives	$—	$0.3	$—	$—	$0.3

Total Liabilities	$—	$0.3	$—	$—	$0.3

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 29, 2012 and December 31, 2011 were as follows:

	September 29, 2012		December 31, 2011
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	$215.0	235.7	$215.0	231.4
8.125% senior notes due in 2018[1]	375.0	416.7	375.0	404.5

Total	$590.0	$652.4	$590.0	$635.9

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 inputs.

Fair value of contingent consideration

We were notified on May 9, 2011 by the seller of Cliffstar of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary from the amount of post-closing payments previously made to the seller of $34.3 million. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Operations.

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

In the third quarter of 2012, Cott revised the financial statements of certain Non-guarantor Subsidiaries to properly reflect their capitalization and subsequent investment in certain Guarantor Subsidiaries resulting from a reorganization completed in connection with the Cliffstar Acquisition. These Non-guarantor Subsidiaries, which have no business operations and no operating assets, hold, directly or indirectly, the Company’s investments in substantially all of the Guarantor Subsidiaries and therefore may be viewed for purposes of the below disclosure as in substance Guarantor Subsidiaries themselves. Cott has therefore included these Non-guarantor Subsidiaries as Guarantor Subsidiaries in the supplemental financial information below and has revised the Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011. While this revision does not change the assets available to satisfy the guarantees made by the Guarantor Subsidiaries, the inclusion of these Non-guarantor Subsidiaries in the Guarantor Subsidiary column for purposes of the below disclosure results in the December 31, 2011 investment in subsidiaries and equity accounts for Non-guarantor Subsidiaries being reduced by $225.3 million. There was no change to the Consolidated Balance Sheets nor any changes to the Consolidating Statements of Operations and Cash Flows for the periods presented.

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$52.6	$220.2	$271.6	$46.9	$(7.5)	$583.8
Cost of sales	42.1	187.2	246.7	42.1	(7.5)	510.6

Gross profit	10.5	33.0	24.9	4.8	—	73.2
Selling, general and administrative expenses	8.1	18.3	15.1	2.3	—	43.8
Loss on disposal of property, plant & equipment	—	0.2	0.1	0.5	—	0.8

Operating income	2.4	14.5	9.7	2.0	—	28.6

Other (income) expense, net	(0.4)	(1.1)	0.1	(0.1)	—	(1.5)
Intercompany interest (income) expense, net	—	(3.5)	3.5	—	—	—
Interest expense, net	—	12.8	0.2	0.1	—	13.1

Income before income tax expense (benefit) and equity income	2.8	6.3	5.9	2.0	—	17.0

Income tax expense (benefit)	0.9	1.2	(1.0)	0.1	—	1.2
Equity income	12.6	1.5	6.5	—	(20.6)	—

Net income	$14.5	$6.6	$13.4	$1.9	$(20.6)	$15.8

Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net income attributed to Cott Corporation	$14.5	$6.6	$13.4	$0.6	$(20.6)	$14.5

Comprehensive income attributed to Cott Corporation	$27.2	$26.8	$24.0	$9.6	$(60.4)	$27.2

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$157.6	$669.9	$799.1	$131.5	$(24.7)	$1,733.4
Cost of sales	126.7	564.4	719.4	118.7	(24.7)	1,504.5

Gross profit	30.9	105.5	79.7	12.8	—	228.9
Selling, general and administrative expenses	23.4	58.0	45.1	7.9	—	134.4
Loss on disposal of property, plant & equipment	—	0.6	0.6	0.5	—	1.7

Operating income	7.5	46.9	34.0	4.4	—	92.8

Other expense (income), net	0.1	(1.0)	(0.8)	(0.5)	—	(2.2)
Intercompany interest (income) expense, net	—	(8.2)	8.2	—	—	—
Interest expense, net	0.2	39.8	0.5	0.1	—	40.6

Income before income tax expense (benefit) and equity income	7.2	16.3	26.1	4.8	—	54.4

Income tax expense (benefit)	4.1	1.8	(0.4)	—	—	5.5
Equity income	42.4	3.8	18.3	—	(64.5)	—

Net income	$45.5	$18.3	$44.8	$4.8	$(64.5)	$48.9

Less: Net income attributable to non-controlling interests	—	—	—	3.4	—	3.4

Net income attributed to Cott Corporation	$45.5	$18.3	$44.8	$1.4	$(64.5)	$45.5

Comprehensive income (loss) attributed to Cott Corporation	$58.8	$44.2	$(38.0)	$55.2	$(61.4)	$58.8

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$55.7	$241.7	$277.7	$45.5	$(9.3)	$611.3
Cost of sales	43.9	217.0	251.3	40.8	(9.3)	543.7

Gross profit	11.8	24.7	26.4	4.7	—	67.6
Selling, general and administrative expenses	7.0	15.3	12.7	3.1	—	38.1
Loss on disposal of property, plant & equipment	—	0.4	0.1	—	—	0.5

Operating income	4.8	9.0	13.6	1.6	—	29.0

Other expense (income), net	1.2	(1.0)	0.5	0.6	—	1.3
Intercompany interest (income) expense, net	—	(2.1)	2.1	—	—	—
Interest expense, net	0.1	13.7	0.5	0.1	—	14.4

Income (loss) before income tax expense (benefit) and equity income	3.5	(1.6)	10.5	0.9	—	13.3

Income tax expense (benefit)	1.0	(2.2)	(2.8)	—	—	(4.0)
Equity income	13.7	1.2	1.9	—	(16.8)	—

Net income	$16.2	$1.8	$15.2	$0.9	$(16.8)	$17.3

Less: Net income attributable to non-controlling interests	—	—	—	1.1	—	1.1

Net income (loss) attributed to Cott Corporation	$16.2	$1.8	$15.2	$(0.2)	$(16.8)	$16.2

Comprehensive income (loss) attributed to Cott Corporation	$1.1	$(12.9)	$7.9	$(12.6)	$17.6	$1.1

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$158.4	$711.0	$818.6	$125.9	$(28.5)	$1,785.4
Cost of sales	126.4	625.8	724.7	111.8	(28.5)	1,560.2

Gross profit	32.0	85.2	93.9	14.1	—	225.2
Selling, general and administrative expenses	24.8	55.8	37.8	9.9	—	128.3
Loss on disposal of property, plant & equipment	—	0.4	0.1	—	—	0.5

Operating income	7.2	29.0	56.0	4.2	—	96.4

Other expense (income), net	1.3	(0.3)	0.6	0.5	—	2.1
Intercompany interest (income) expense, net	(3.5)	(1.9)	5.4	—	—	—
Interest expense, net	0.3	41.3	1.6	0.2	—	43.4

Income (loss) before income tax expense (benefit) and equity income (loss)	9.1	(10.1)	48.4	3.5	—	50.9

Income tax expense (benefit)	2.1	(1.0)	(3.0)	0.2	—	(1.7)
Equity income (loss)	42.5	3.4	(5.3)	—	(40.6)	—

Net income (loss)	$49.5	$(5.7)	$46.1	$3.3	$(40.6)	$52.6

Less: Net income attributable to non-controlling interests	—	—	—	3.1	—	3.1

Net income (loss) attributed to Cott Corporation	$49.5	$(5.7)	$46.1	$0.2	$(40.6)	$49.5

Comprehensive income (loss) attributed to Cott Corporation	$45.4	$(2.7)	$142.3	$21.3	$(160.9)	$45.4

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of September 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$40.5	$8.1	$33.3	$6.2	$—	$88.1
Accounts receivable, net of allowance	18.7	114.5	179.6	17.0	(77.7)	252.1
Income taxes recoverable	—	2.9	—	—	—	2.9
Inventories	23.1	75.1	113.0	7.9	—	219.1
Prepaid expenses and other assets	1.5	14.9	8.5	0.1	—	25.0

Total current assets	83.8	215.5	334.4	31.2	(77.7)	587.2

Property, plant & equipment	50.7	184.8	243.3	9.3	—	488.1
Goodwill	27.9	4.5	98.4	—	—	130.8
Intangibles and other assets	1.1	104.0	203.5	15.5	—	324.1
Deferred income taxes	2.5	—	—	0.3	—	2.8
Other tax receivable	0.4	—	0.6	—	—	1.0
Due from affiliates	35.5	176.0	78.1	41.8	(331.4)	—
Investments in subsidiaries	491.3	392.7	832.3	—	(1,716.3)	—

Total assets	$693.2	$1,077.5	$1,790.6	$98.1	$(2,125.4)	$1,534.0

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1.2	$0.2	$0.4	$—	$1.8
Accounts payable and accrued liabilities	31.7	117.5	163.2	12.4	(77.7)	247.1

Total current liabilities	31.7	118.7	163.4	12.8	(77.7)	248.9

Long-term debt	0.3	598.8	1.5	1.5	—	602.1
Deferred income taxes	—	30.3	6.4	0.8	—	37.5
Other long-term liabilities	0.2	3.6	11.6	—	—	15.4
Due to affiliates	43.2	76.7	178.7	32.8	(331.4)	—

Total liabilities	75.4	828.1	361.6	47.9	(409.1)	903.9

Equity
Capital stock, no par	395.7	574.5	1,750.8	83.5	(2,408.8)	395.7
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	46.1	—	—	—	—	46.1
Retained earnings (deficit)	189.5	(341.8)	(332.5)	(44.4)	718.7	189.5
Accumulated other comprehensive (loss) income	(11.4)	16.7	10.7	(1.2)	(26.2)	(11.4)

Total Cott Corporation equity	617.8	249.4	1,429.0	37.9	(1,716.3)	617.8
Non-controlling interests	—	—	—	12.3	—	12.3

Total equity	617.8	249.4	1,429.0	50.2	(1,716.3)	630.1

Total liabilities and equity	$693.2	$1,077.5	$1,790.6	$98.1	$(2,125.4)	$1,534.0

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 31, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$13.7	$20.7	$58.9	$7.6	$—	$100.9
Accounts receivable, net of allowance	22.4	97.2	136.3	14.6	(59.7)	210.8
Income taxes recoverable	—	8.8	0.8	0.3	—	9.9
Inventories	18.1	60.2	124.2	7.5	—	210.0
Prepaid expenses and other assets	1.8	13.8	3.6	0.1	—	19.3

Total current assets	56.0	200.7	323.8	30.1	(59.7)	550.9

Property, plant & equipment	48.0	179.3	245.1	9.8	—	482.2
Goodwill	26.9	4.5	98.2	—	—	129.6
Intangibles and other assets	0.9	105.3	216.5	18.4	—	341.1
Deferred income taxes	4.1	—	—	—	—	4.1
Other tax receivable	0.5	—	0.5	—	—	1.0
Due from affiliates	30.3	166.4	79.1	41.9	(317.7)	—
Investments in subsidiaries	459.8	365.5	572.3	—	(1,397.6)	—

Total assets	$626.5	$1,021.7	$1,535.5	$100.2	$(1,775.0)	$1,508.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2.9	$0.1	$0.4	$—	$3.4
Accounts payable and accrued liabilities	27.1	117.1	181.2	15.4	(59.7)	281.1

Total current liabilities	27.1	120.0	181.3	15.8	(59.7)	284.5

Long-term debt	0.2	599.0	1.2	1.7	—	602.1
Deferred income taxes	—	26.8	6.8	0.5	—	34.1
Other long-term liabilities	0.2	3.5	16.3	—	—	20.0
Due to affiliates	43.2	77.8	168.9	27.8	(317.7)	—

Total liabilities	70.7	827.1	374.5	45.8	(377.4)	940.7

Equity
Capital stock, no par	395.9	569.3	1,396.5	82.8	(2,048.6)	395.9
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	42.6	—	—	—	—	42.6
Retained earnings (deficit)	144.1	(365.5)	(329.0)	(42.1)	736.6	144.1
Accumulated other comprehensive (loss) income	(24.7)	(9.2)	93.5	1.3	(85.6)	(24.7)

Total Cott Corporation equity	555.8	194.6	1,161.0	42.0	(1,397.6)	555.8
Non-controlling interests	—	—	—	12.4	—	12.4

Total equity	555.8	194.6	1,161.0	54.4	(1,397.6)	568.2

Total liabilities and equity	$626.5	$1,021.7	$1,535.5	$100.2	$(1,775.0)	$1,508.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$14.5	$6.6	$13.4	$1.9	$(20.6)	$15.8
Depreciation & amortization	1.6	9.4	12.1	1.6	—	24.7
Amortization of financing fees	0.1	0.6	0.1	—	—	0.8
Share-based compensation expense	0.2	0.9	0.3	(0.1)	—	1.3
Increase (decrease) in deferred income taxes	0.6	1.2	(1.3)	0.1	—	0.6
Loss on disposal of property, plant & equipment	—	0.2	0.1	0.5	—	0.8
Equity loss, net of distributions	(12.6)	(1.5)	(6.5)	—	20.6	—
Intercompany transactions	2.1	2.1	—	—	(4.2)	—
Other non-cash items	(0.4)	(1.0)	—	—	—	(1.4)

Net change in operating assets and liabilities, net of acquisition	16.4	0.9	(3.4)	(2.7)	4.2	15.4

Net cash provided by operating activities	22.5	19.4	14.8	1.3	—	58.0

Investing Activities
Acquisition	—	(4.7)	—	—	—	(4.7)
Additions to property, plant & equipment	(1.2)	(9.0)	(1.7)	(1.3)	—	(13.2)
Additions to intangibles and other assets	(0.5)	(1.1)	0.6	—	—	(1.0)
Proceeds from sale of property, plant & equipment	—	—	—	1.3	—	1.3
Proceeds from insurance recoveries	—	1.7	—	—	—	1.7
Advances to affiliates	—	—	—	(1.6)	1.6	—

Net cash used in investing activities	(1.7)	(13.1)	(1.1)	(1.6)	1.6	(15.9)

Financing Activities
Payments of long-term debt	0.1	(0.2)	—	(0.1)	—	(0.2)
Advances from affiliates	1.6	—	—	—	(1.6)	—
Distributions to non-controlling interests	—	—	—	(1.9)	—	(1.9)
Financing fees	—	(1.2)	—	—	—	(1.2)

Net cash provided by (used in) financing activities	1.7	(1.4)	—	(2.0)	(1.6)	(3.3)

Effect of exchange rate changes on cash	1.2	—	0.8	0.2	—	2.2

Net increase (decrease) in cash & cash equivalents	23.7	4.9	14.5	(2.1)	—	41.0

Cash & cash equivalents, beginning of period	16.8	3.2	18.8	8.3	—	47.1

Cash & cash equivalents, end of period	$40.5	$8.1	$33.3	$6.2	$—	$88.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$45.5	$18.3	$44.8	$4.8	$(64.5)	$48.9
Depreciation & amortization	4.7	27.1	36.0	4.4	—	72.2
Amortization of financing fees	0.2	2.5	0.2	—	—	2.9
Share-based compensation expense	1.0	1.7	0.8	—	—	3.5
Increase (decrease) in deferred income taxes	1.7	3.7	(0.7)	(0.1)	—	4.6
Gain on bargain purchase	—	—	(0.9)	—	—	(0.9)
Loss on disposal of property, plant & equipment	—	0.6	0.6	0.5	—	1.7
Equity loss, net of distributions	(42.4)	(3.8)	(18.3)	—	64.5	—
Intercompany transactions	18.3	3.5	—	—	(21.8)	—
Other non-cash items	—	(0.8)	—	—	—	(0.8)
Net change in operating assets and liabilities, net of acquisition	(2.3)	(20.1)	(76.2)	(2.3)	21.8	(79.1)

Net cash provided by (used in) operating activities	26.7	32.7	(13.7)	7.3	—	53.0

Investing Activities
Acquisition	—	(4.7)	(5.0)	—	—	(9.7)
Additions to property, plant & equipment	(5.4)	(33.8)	(9.8)	(1.6)	—	(50.6)
Additions to intangibles and other assets	(0.5)	(4.7)	0.5	—	—	(4.7)
Proceeds from sale of property, plant & equipment	—	—	1.0	1.3	—	2.3
Proceeds from insurance recoveries	—	1.7	—	—	—	1.7
Advances to affiliates	—	—	—	(5.1)	5.1	—

Net cash used in investing activities	(5.9)	(41.5)	(13.3)	(5.4)	5.1	(61.0)

Financing Activities
Payments of long-term debt	0.1	(2.6)	—	(0.3)	—	(2.8)
Borrowings under ABL	—	24.5	—	—	—	24.5
Payments under ABL	—	(24.5)	—	—	—	(24.5)
Advances from affiliates	5.1	—	—	—	(5.1)	—
Distributions to non-controlling interests	—	—	—	(3.3)	—	(3.3)
Common share repurchase	(0.3)	—	—	—	—	(0.3)
Financing fees	—	(1.2)	—	—	—	(1.2)

Net cash provided by (used in) financing activities	4.9	(3.8)	—	(3.6)	(5.1)	(7.6)

Effect of exchange rate changes on cash	1.1	—	1.4	0.3	—	2.8

Net increase (decrease) in cash & cash equivalents	26.8	(12.6)	(25.6)	(1.4)	—	(12.8)

Cash & cash equivalents, beginning of period	13.7	20.7	58.9	7.6	—	100.9

Cash & cash equivalents, end of period	$40.5	$8.1	$33.3	$6.2	$—	$88.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$16.2	$1.8	$15.2	$0.9	$(16.8)	$17.3
Depreciation & amortization	1.5	8.8	12.1	1.6	—	24.0
Amortization of financing fees	0.1	0.9	0.1	—	—	1.1
Share-based compensation expense	—	(1.6)	—	—	—	(1.6)
Increase (decrease) in deferred income taxes	0.5	(1.7)	(2.8)	(0.2)	—	(4.2)
Loss on disposal of property, plant & equipment	—	0.4	0.1	—	—	0.5
Contract termination payments	(0.8)	(2.3)	—	—	—	(3.1)
Equity loss, net of distributions	(14.0)	(1.3)	(1.4)	—	16.7	—
Intercompany transactions	8.9	5.1	—	—	(14.0)	—
Other non-cash items	—	(0.1)	—	—	—	(0.1)
Net change in operating assets and liabilities, net of acquisition	(12.0)	206.6	(174.9)	(3.8)	14.1	30.0

Net cash provided by (used in) operating activities	0.4	216.6	(151.6)	(1.5)	—	63.9

Investing Activities
Acquisition	—	(25.7)	—	—	—	(25.7)
Additions to property, plant & equipment	(1.3)	(5.7)	(1.1)	—	—	(8.1)
Additions to intangibles and other assets	—	(0.9)	(0.4)	(0.1)	—	(1.4)
Proceeds from sale of property, plant & equipment	—	0.1	—	—	—	0.1
Other investing activities	—	(0.1)	—	—	—	(0.1)
Advances to affiliates	—	—	162.5	5.1	(167.6)	—

Net cash (used in) provided by investing activities	(1.3)	(32.3)	161.0	5.0	(167.6)	(35.2)

Financing Activities
Payments of long-term debt	—	(1.6)	—	(0.2)	—	(1.8)
Borrowings under ABL	—	80.7	—	—	—	80.7
Payments under ABL	—	(100.7)	—	—	—	(100.7)
Advances from affiliates	(5.1)	(162.5)	—	—	167.6	—
Distributions to non-controlling interests	—	—	—	(1.7)	—	(1.7)
Exercise of options	—	0.2	—	—	—	0.2

Net cash used in financing activities	(5.1)	(183.9)	—	(1.9)	167.6	(23.3)

Effect of exchange rate changes on cash	(0.4)	—	(0.4)	(0.4)	—	(1.2)

Net (decrease) increase in cash & cash equivalents	(6.4)	0.4	9.0	1.2	—	4.2

Cash & cash equivalents, beginning of period	8.7	1.5	8.4	5.4	—	24.0

Cash & cash equivalents, end of period	$2.3	$1.9	$17.4	$6.6	$—	$28.2

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2011
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income (loss)	$49.5	$(5.7)	$46.1	$3.3	$(40.6)	$52.6
Depreciation & amortization	4.5	26.1	36.2	4.6	—	71.4
Amortization of financing fees	0.2	2.5	0.2	—	—	2.9
Share-based compensation expense	1.0	0.6	0.6	—	—	2.2
Increase (decrease) in deferred income taxes	1.4	(0.5)	(3.0)	(0.2)	—	(2.3)
Loss on disposal of property, plant & equipment	—	0.4	0.1	—	—	0.5
Contract termination payments	(0.8)	(2.3)	—	—	—	(3.1)
Equity (loss) income, net of distributions	(42.8)	(3.5)	5.8	—	40.5	—
Intercompany transactions	15.8	7.8	—	—	(23.6)	—
Other non-cash items	—	1.7	—	—	—	1.7

Net change in operating assets and liabilities, net of acquisition	(28.8)	185.0	(242.7)	(3.5)	23.7	(66.3)

Net cash provided by (used in) operating activities	—	212.1	(156.7)	4.2	—	59.6

Investing Activities
Acquisition	—	(25.7)	—	—	—	(25.7)
Additions to property, plant & equipment	(3.5)	(19.9)	(8.0)	—	—	(31.4)
Additions to intangibles and other assets	1.4	(3.5)	(0.5)	(1.3)	—	(3.9)
Proceeds from sale of property, plant & equipment	—	0.1	—	—	—	0.1
Other investing activities	—	(1.8)	—	—	—	(1.8)
Advances to affiliates	—	—	156.1	3.2	(159.3)	—

Net cash (used in) provided by investing activities	(2.1)	(50.8)	147.6	1.9	(159.3)	(62.7)

Financing Activities
Payments of long-term debt	—	(4.8)	—	(0.4)	—	(5.2)
Borrowings under ABL	—	224.1	—	—	—	224.1
Payments under ABL	—	(231.9)	—	—	—	(231.9)
Advances from affiliates	(3.2)	(156.1)	—	—	159.3	—
Distributions to non-controlling interests	—	—	—	(4.2)	—	(4.2)
Exercise of options	—	0.3	—	—	—	0.3
Financing fees	—	(0.1)	—	—	—	(0.1)

Net cash used in financing activities	(3.2)	(168.5)	—	(4.6)	159.3	(17.0)

Effect of exchange rate changes on cash	(0.2)	—	0.5	(0.2)	—	0.1

Net (decrease) increase in cash & cash equivalents	(5.5)	(7.2)	(8.6)	1.3	—	(20.0)

Cash & cash equivalents, beginning of period	7.8	9.1	26.0	5.3	—	48.2

Cash & cash equivalents, end of period	$2.3	$1.9	$17.4	$6.6	$—	$28.2

Note 15 – Subsequent Event

On October 31, 2012, the Board of Directors declared a dividend of CAD $0.06 per share on common shares, payable in cash on December 20, 2012 to shareowners of record at the close of business on December 4, 2012.

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

Overview

We are one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our customers to provide proven profitable products. As a “fast follower” of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar private label, high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays and weather fluctuations. The purchases of our raw materials and related accounts payable fluctuate based upon the demand for our products as well as the timing of the fruit growing season. The seasonality of our sales volume combined with the fruit growing season causes our working capital needs to fluctuate throughout the year, with inventory levels increasing in the first half of the year in order to meet the higher summer demand, while fruit peaks during the last quarter of the year when purchases are made after the growing season. In addition, our accounts receivable balances decline in the fall as customers pay their higher-than-average outstanding balances from the summer deliveries.

We typically operate at low margins, and therefore relatively small changes in cost structures can materially impact our results.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our largest commodities are aluminum for cans and ends, resin for polyethylene terephthalate bottles, preforms and caps, fruit and fruit concentrates and corn for high fructose corn syrup (“HFCS”). We attempt to manage our exposure to fluctuations in ingredient and packaging costs of our products by implementing price increases as needed and entering into fixed price commitments for a portion of our ingredient and packaging requirements. We have entered into fixed price commitments for the remainder of 2012 for all of our HFCS requirements and a majority of our forecasted aluminum and fruit requirements. We also have entered into fixed price commitments for over half of our aluminum, all of our HFCS requirements and a portion of our fruit requirements for 2013. Finally, we have entered into fixed price commitments for a small portion of our aluminum for 2014.

On August 17, 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration to be paid over three years, of which $4.7 million was paid in each of the third quarter of 2011 and the third quarter of 2012, and contingent consideration of up to $55.0 million (the “Cliffstar Acquisition”). The first $15.0 million of the contingent consideration was based upon the achievement of milestones in certain expansion projects in 2010, which were achieved in 2010. The remainder of the contingent consideration was based on the achievement of certain performance measures during the fiscal year ended January 1, 2011. The seller of Cliffstar notified us of certain objections to the performance measures used to calculate the contingent consideration, and the seller asserted a claim for amounts in excess of the amounts accrued as contingent consideration at July 2, 2011. During the third and fourth quarters of 2011, Cott made interim payments to the seller equal to $21.0 million and $8.6 million, respectively. The payment of $21.0 million was net of a $4.7 million refund due to Cott as a result of the final determination of working capital, and the payment of $8.6 million included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s remaining objections to the calculation of the contingent consideration are subject to an ongoing binding arbitration process under the terms of the asset purchase agreement. The seller is seeking up to $12.1 million in additional contingent consideration. The final resolution of these matters may result in amounts payable to the seller that vary from the amount of post-closing payments previously made to the seller of $34.3 million. We are currently unable to predict the ultimate outcome of this action. Any changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Operations.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, United Kingdom and Mexico, including carbonated soft drinks (“CSDs”), clear, still and sparkling flavored waters, juice, juice-based products, bottled water, energy drinks and ready-to-drink teas. During the first nine months of 2012, we supplied Walmart with all of its private label CSDs in the United States. If Walmart were to utilize other suppliers to fulfill a portion or all of its requirements for such products, our operating results could be materially adversely affected. Sales to Walmart for the nine months ended September 29, 2012 and October 1, 2011 accounted for 31.3% and 31.9% of total revenue, respectively.

Summary financial results

Our net income for the three months ended September 29, 2012 (the “third quarter”) and the nine months ended September 29, 2012 (“first nine months of 2012” or “year to date”) was $14.5 million or $0.15 per diluted share and $45.5 million or $0.48 per diluted share, respectively, compared with net income of $16.2 million or $0.17 per diluted share and $49.5 million or $0.52 per diluted share for the three and nine months ended October 1, 2011, respectively.

The following items of significance impacted our financial results for the third quarter and first nine months of 2012:

•

our revenue decreased 2.9% year to date from the comparable prior year period due primarily to a decline in North America volume resulting from our exit from certain low margin business and a product mix shift into juice drinks and sports drinks from 100% shelf-stable juice. Absent foreign exchange impact, revenue decreased 1.9% year to date from the comparable prior year period;

•

our gross profit as a percentage of revenue increased to 12.5% and 13.2% for the third quarter and year to date, respectively, compared to 11.1% and 12.6%, respectively, from the comparable prior year periods due primarily to increased pricing on products and our exit from lower margin business;

•

our filled beverage 8-ounce equivalents (“beverage case volume”) decreased 8.7% year to date due primarily to the exit of certain low margin business and the general decline in the North American CSD and juice categories;

•

our selling, general and administrative (“SG&A”) expenses for the first nine months of 2012 increased to $134.4 million from $128.3 million in the comparable prior year period due primarily to an increase in certain employee-related costs compared to a lowering of the annual incentive and long-term incentive accruals in the prior year;

•	our loss on disposal of property, plant and equipment year to date was the result of the sale of a facility in each of Mexico and the U.K. and normal operational disposals;

•

our other income was $2.2 million year to date as a result of insurance recoveries in excess of the loss incurred on a U.S. facility in the amount of $1.3 million and recording a bargain purchase of $0.9 million in the U.K. compared to other expense of $2.1 million in the comparable prior year period, which was the result of $1.2 million in foreign exchange effects and $0.9 million in adjustments to the contingent consideration associated with the Cliffstar Acquisition;

•	our interest expense decreased by $2.8 million year to date as a result of decreased debt balances held throughout the period;

•

our income tax expense was $5.5 million year to date compared to a $1.7 million benefit in the comparable prior year period, due primarily to the recording of $4.3 million of allowances against deferred tax assets in the U.S. that are uncertain to be realized and the lapping of a favorable tax settlement in the prior year; and

•

our earnings before interest expense, taxes, depreciation and amortization adjusted for inventory step-up (step-down) and integration costs related to the Cliffstar Acquisition (“Adjusted EBITDA”) increased 2.8% to $170.4 million year to date from $165.8 million in the comparable prior year period.

The following items of significance impacted our financial results for the third quarter and first nine months of 2011:

•	the Cliffstar Acquisition contributed $401.7 million to revenue and $26.8 million to operating income on a year to date basis;

•	our gross profit as a percentage of revenue was 11.1% and 12.6% for the third quarter and year to date, respectively, compared to 13.8% and 15.5%, respectively, from the comparable prior year period;

•

our revenue increased 40.1% year to date from the comparable prior year period. Absent foreign exchange impact, revenue increased 38.0% year to date from the comparable prior year period, due primarily to the Cliffstar Acquisition;

•

our beverage case volume increased 20.5% year to date due primarily to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition, our year to date beverage case volume increased 5.4% on a consolidated basis and 4.6% in North America;

•

our SG&A expenses for the first nine months of 2011 increased to $128.3 million from $114.2 million in the comparable prior year period, due primarily to the Cliffstar Acquisition, offset in part by a reduction to certain employee-related costs, information technology costs and professional fees;

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

•

our income tax benefit of $1.7 million compared to income tax expense of $13.9 million in the comparable prior year period, due primarily to lower pretax income in the United States and Canada, the reorganization of our legal entity structure and refinancing of intercompany debt.

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures. We exclude the impact of foreign exchange from GAAP revenues to separate the impact of currency exchange rate changes from Cott’s results of operations. Cott excludes these items to better understand trends in the business.

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP earnings before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize Adjusted EBITDA as an indicator of operating performance. Our Adjusted EBITDA excludes purchase accounting adjustments, integration expenses, restructuring and asset impairments. Adjusted EBITDA excludes these items to facilitate period-over-period comparisons of our ongoing core operations before material charges.

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

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended September 29, 2012 and October 1, 2011, respectively:

	For the Three Months Ended				For the Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
(in millions of U.S. dollars, except percentages)	$	%	$	%	$	%	$	%
Revenue, net	583.8	100.0	611.3	100.0	1,733.4	100.0	1,785.4	100.0
Cost of sales	510.6	87.5	543.7	88.9	1,504.5	86.8	1,560.2	87.4

Gross profit	73.2	12.5	67.6	11.1	228.9	13.2	225.2	12.6
Selling, general and administrative expenses	43.8	7.5	38.1	6.2	134.4	7.8	128.3	7.2
Loss on disposal of property, plant & equipment	0.8	0.1	0.5	0.1	1.7	0.1	0.5	0.0
						—

Operating income	28.6	4.9	29.0	4.8	92.8	5.3	96.4	5.4
Other (income) expense, net	(1.5)	(0.3)	1.3	0.2	(2.2)	(0.1)	2.1	0.1
Interest expense, net	13.1	2.2	14.4	2.4	40.6	2.3	43.4	2.4

Income before income taxes	17.0	3.0	13.3	2.2	54.4	3.1	50.9	2.9
Income tax expense (benefit)	1.2	0.2	(4.0)	(0.7)	5.5	0.3	(1.7)	(0.1)

Net income	15.8	2.8	17.3	2.9	48.9	2.8	52.6	3.0

Less: Net income attributable to non-controlling interests	1.3	0.2	1.1	0.2	3.4	0.2	3.1	0.2

Net income attributed to Cott Corporation	14.5	2.6	16.2	2.7	45.5	2.6	49.5	2.8

Depreciation & amortization	24.7	4.2	24.0	3.9	72.2	4.2	71.4	4.0

The following table summarizes our revenue and operating income (loss) by reporting segment for the three and nine months ended September 29, 2012 and October 1, 2011, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue
North America	$439.3	$468.1	$1,323.1	$1,388.2
United Kingdom	125.5	124.5	356.2	336.8
Mexico	9.7	12.7	29.0	40.3
RCI	9.3	6.0	25.1	20.1

Total	$583.8	$611.3	$1,733.4	$1,785.4

Operating income (loss)
North America	$18.9	$19.8	$67.4	$70.6
United Kingdom	7.8	8.3	21.5	22.7
Mexico	(1.0)	(0.9)	(3.2)	(3.0)
RCI	2.9	1.8	7.1	6.1

Total	$28.6	$29.0	$92.8	$96.4

Revenues are attributed to reporting segments based on the location of the customer.

The following table summarizes our beverage case volume by reporting segment for the three and nine months ended September 29, 2012 and October 1, 2011, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions of physical cases)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
North America	190.1	207.5	573.9	620.3
United Kingdom	53.9	55.6	154.5	157.3
Mexico	6.4	8.7	19.0	28.9
RCI	77.5	60.2	220.2	204.3

Total	327.9	332.0	967.6	1,010.8

Volume - 8 oz equivalent cases - Filled Beverage
North America	167.3	188.1	505.6	557.3
United Kingdom	50.5	53.0	143.1	145.8
Mexico	6.4	8.7	19.0	28.9
RCI	0.3	—	0.3	—

Total	224.5	249.8	668.0	732.0

The following tables summarize revenue and volume by product for the three and nine months ended September 29, 2012 and October 1, 2011, respectively:

For the Three Months Ended September 29, 2012

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$182.3	$43.1	$5.1	$0.3	$230.8
Juice	133.7	3.7	0.3	0.4	138.1
Concentrate	3.3	0.5	—	8.5	12.3
All other products	120.0	78.2	4.3	0.1	202.6

Total	$439.3	$125.5	$9.7	$9.3	$583.8

For the Three Months Ended September 29, 2012

(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	77.0	22.7	3.7	0.1	103.5
Juice	30.1	1.0	0.4	0.2	31.7
Concentrate	22.8	3.4	—	77.2	103.4
All other products	60.2	26.8	2.3	—	89.3

Total	190.1	53.9	6.4	77.5	327.9

For the Nine Months Ended September 29, 2012

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$533.3	$121.8	$16.4	$0.3	$671.8
Juice	406.9	10.5	0.7	1.1	419.2
Concentrate	9.6	1.8	—	23.6	35.0
All other products	373.3	222.1	11.9	0.1	607.4

Total	$1,323.1	$356.2	$29.0	$25.1	$1,733.4

For the Nine Months Ended September 29, 2012

(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	235.2	63.8	11.6	0.1	310.7
Juice	92.6	2.8	0.7	0.2	96.3
Concentrate	68.3	11.4	—	219.9	299.6
All other products	177.8	76.5	6.7	—	261.0

Total	573.9	154.5	19.0	220.2	967.6

For the Three Months Ended October 1, 2011

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$192.8	$47.5	$9.6	$—	$249.9
Juice	144.1	3.4	0.7	—	148.2
Concentrate	2.5	0.7	—	6.0	9.2
All other products	128.7	72.9	2.4	—	204.0

Total	$468.1	$124.5	$12.7	$6.0	$611.3

For the Three Months Ended October 1, 2011

(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	90.9	25.5	6.0	—	122.4

Juice	32.5	1.0	0.8	—	34.3

Concentrate	19.5	2.6	—	60.2	82.3

All other products	64.6	26.5	1.9	—	93.0

Total	207.5	55.6	8.7	60.2	332.0

For the Nine Months Ended October 1, 2011

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$549.8	$134.4	$31.2	$—	$715.4
Juice	456.3	9.6	2.4	—	468.3
Concentrate	6.8	2.4	—	20.1	29.3
All other products	375.3	190.4	6.7	—	572.4

Total	$1,388.2	$336.8	$40.3	$20.1	$1,785.4

For the Nine Months Ended October 1, 2011

(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	262.0	73.2	20.5	—	355.7
Juice	104.4	2.7	2.1	—	109.2
Concentrate	63.1	11.4	—	204.3	278.8
All other products	190.8	70.0	6.3	—	267.1

Total	620.3	157.3	28.9	204.3	1,010.8

Results of operations

The following tables summarize the change in revenue by reporting segment for the three and nine months ended September 29, 2012 and October 1, 2011, respectively:

	For the Three Months Ended
(in millions of U.S. dollars, except percentages)	September 29, 2012
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(27.5)	$(28.8)	$1.0	$(3.0)	$3.3
Impact of foreign exchange[1]	5.5	1.6	2.9	1.0	—

Change excluding foreign exchange	$(22.0)	$(27.2)	$3.9	$(2.0)	$3.3

Percentage change in revenue	-4.5%	-6.2%	0.8%	-23.6%	55.0%

Percentage change in revenue excluding foreign exchange	-3.6%	-5.8%	3.1%	-15.7%	55.0%

	For the Nine Months Ended
(in millions of U.S. dollars, except percentages)	September 29, 2012
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(52.0)	$(65.1)	$19.4	$(11.3)	$5.0

Impact of foreign exchange[1]	17.2	5.0	8.3	3.9	—

Change excluding foreign exchange	$(34.8)	$(60.1)	$27.7	$(7.4)	$5.0

Percentage change in revenue	-2.9%	-4.7%	5.8%	-28.0%	24.9%

Percentage change in revenue excluding foreign exchange	-1.9%	-4.3%	8.2%	-18.4%	24.9%

[1]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

	For the Three Months Ended
(in millions of U.S. dollars, except percentages)	October 1, 2011
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$124.4	$96.3	$27.9	$0.3	$(0.1)

Impact of foreign exchange[1]	(7.0)	(2.7)	(3.8)	(0.5)	—

Change excluding foreign exchange	$117.4	$93.6	$24.1	$(0.2)	$(0.1)

Percentage change in revenue	25.5%	25.9%	28.9%	2.4%	-1.6%

Percentage change in revenue excluding foreign exchange	24.1%	25.2%	24.9%	-1.6%	-1.6%

	For the Nine Months Ended
(in millions of U.S. dollars, except percentages)	October 1, 2011
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$510.9	$452.4	$59.3	$2.0	$(2.8)

Impact of foreign exchange[1]	(26.0)	(7.9)	(15.9)	(2.2)	—

Change excluding foreign exchange	$484.9	$444.5	$43.4	$(0.2)	$(2.8)

Percentage change in revenue	40.1%	48.3%	21.4%	5.2%	-12.2%

Percentage change in revenue excluding foreign exchange	38.0%	47.5%	15.6%	-0.5%	-12.2%

[1]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended September 29, 2012 and October 1, 2011, respectively.

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income attributed to Cott Corporation	$14.5	$16.2	$45.5	$49.5
Interest expense, net	13.1	14.4	40.6	43.4
Income tax expense (benefit)	1.2	(4.0)	5.5	(1.7)
Depreciation & amortization	24.7	24.0	72.2	71.4
Net income attributable to non-controlling interests	1.3	1.1	3.4	3.1

EBITDA	$54.8	$51.7	$167.2	$165.7

Acquisition adjustments
Earnout adjustment	—	0.9	—	0.9
Inventory step-up (step-down)	—	0.3	0.1	(3.8)
Integration costs	1.3	1.9	3.1	3.0

Adjusted EBITDA	$56.1	$54.8	$170.4	$165.8

Revenue – Revenue decreased $27.5 million or 4.5% and $52.0 million or 2.9% in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 3.6% and 1.9% in the third quarter and year to date, respectively, from the comparable prior year periods.

North America revenue decreased $28.8 million or 6.2% and $65.1 million or 4.7% in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to an 8.4% and 7.5% decrease in beverage case volume in the third quarter and year to date, respectively, from the comparable prior year periods. Net selling price per beverage case (which is net revenue divided by beverage case volume) increased 2.4% and 3.0% in the third quarter and year to date, respectively, from the comparable prior year periods. The increase in net selling price per beverage case was due primarily to a price increase implemented to mitigate rising commodity costs and was more than offset by our exit from certain low gross margin business and a product mix shift into sports drinks from 100% shelf-stable juice.

U.K. revenue increased $1.0 million or 0.8% and $19.4 million or 5.8% in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to continued improvement in product mix and growth in the wholesale channel. Net selling price per beverage case increased 4.0% and 7.7% in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to price increases implemented to mitigate rising commodity costs and an improved product mix. Absent foreign exchange impact, U.K. revenue increased 3.1% and 8.2% in the third quarter and year to date, respectively, from the comparable prior year periods.

Mexico revenue decreased $3.0 million or 23.6% and $11.3 million or 28.0% in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to the non-renewal of a regional brand license. As a result of the current product mix, Mexico saw an increase in net selling price per beverage case of 3.8% and 9.5% in the third quarter and year to date, respectively. Absent foreign exchange impact, Mexico revenue decreased 15.7% and 18.4% in the third quarter and year to date, respectively, from the comparable prior year periods.

RCI revenue increased $3.3 million or 55.0% and $5.0 million or 24.9% in the third quarter and year to date, respectively, from the comparable prior year periods. Concentrate volume increased 28.4% and 7.6% in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to increased shipments to Asia and South America. Net selling price per case increased 20.4% and 15.9% in the third quarter and year to date, respectively, from the comparable prior year periods. RCI primarily sells concentrate.

Cost of Sales – Cost of sales represented 87.5% and 86.8% of revenue in the third quarter and year to date, respectively, compared to 88.9% and 87.4% in the comparable prior year periods. The decrease in cost of sales as a percentage of revenue in the third quarter was due primarily to the price increases implemented to mitigate rising commodity costs and an improved product mix. Variable costs represented 76.7% and 76.0% of revenue in the third quarter and year to date, respectively, compared to 78.9% and 77.3% in the comparable prior year periods. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

Gross Profit – Gross profit as a percentage of revenue increased to 12.5% and 13.2% in the third quarter and year to date, respectively, from 11.1% and 12.6% in the comparable prior year periods, due primarily to increased pricing on products and our exit from certain low gross margin business.

Selling, General and Administrative Expenses – SG&A increased $5.7 million or 15.4% and $6.1 million or 4.8% in the third quarter and year to date, respectively, from the comparable prior year periods. The increase was due primarily to an increase of certain employee-related costs compared to a lowering of the annual incentive and long-term incentive accruals from the comparable prior year periods. As a percentage of revenue, SG&A increased to 7.5% and 7.8% in the third quarter and year to date from 6.2% and 7.2% in the comparable prior year periods.

Operating Income – Operating income was $28.6 million and $92.8 million in the third quarter and year to date, respectively, compared to $29.0 million and $96.4 million, respectively, in the comparable prior year periods. The decrease in the third quarter and year to date was due primarily to lower overall sales relative to the prior year periods, as well as higher SG&A costs, offset partly by higher gross profit as a percentage of revenue.

Other (Income) Expense – Other income was $1.5 million and $2.2 million in the third quarter and year to date, respectively, compared to other expense of $1.3 million and $2.1 million, respectively, in the comparable prior year periods. The increase year to date was due to insurance recoveries in excess of the loss incurred on a U.S. facility in the amount of $1.3 million and a gain on bargain purchase in the amount of $0.9 million in the U.K. There was not a significant impact from foreign exchange rates.

Income Tax Expense (Benefit) – Income tax expense was $1.2 million and $5.5 million in the third quarter and year to date, respectively, compared to a benefit of $4.0 million and $1.7 million, respectively, in the comparable prior year periods. The year to date increase was due primarily to the recording of $4.3 million of allowances against deferred tax assets in the U.S. that are uncertain to be realized and the lapping of a favorable tax settlement in the prior year. Due to the global restructuring during the second quarter of 2011 our annual effective tax rate is expected to be lower than the statutory rate for the current year.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three and nine months ended September 29, 2012 and October 1, 2011, respectively, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net cash provided by operating activities	$58.0	$63.9	$53.0	$59.6
Net cash used in investing activities	(15.9)	(35.2)	(61.0)	(62.7)
Net cash used in financing activities	(3.3)	(23.3)	(7.6)	(17.0)
Effect of exchange rate changes on cash	2.2	(1.2)	2.8	0.1

Net increase (decrease) in cash & cash equivalents	41.0	4.2	(12.8)	(20.0)
Cash & cash equivalents, beginning of period	47.1	24.0	100.9	48.2

Cash & cash equivalents, end of period	$88.1	$28.2	$88.1	$28.2

Financial and Capital Resources and Liquidity

As of September 29, 2012, we had total debt of $606.1 million and $88.1 million of cash and cash equivalents compared to $609.3 million of debt and $28.2 million of cash and cash equivalents as of October 1, 2011.

We believe that our level of resources, which includes cash on hand, available borrowings under our asset-based lending credit facility (the “ABL facility”) and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. We have maintained adequate liquidity to meet current working capital requirements, fund capital expenditures and make scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities will provide adequate resources to satisfy working capital, scheduled principal and interest payments on debt, and anticipated capital expansion requirements for both short-term and long-term capital needs, as well as the payment of future dividends. For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend primarily on our ability to retain a substantial amount of volume from our key customers and maintain the profitability of our business. If we do not generate sufficient cash from operations or have excess debt availability to meet our expenses and debt service obligations or if the ABL facility, the 8.375% senior notes that are due on November 15, 2017 (the “2017 Notes”) or the 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility, the indenture governing the 2017 Notes, or the indenture governing the 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our needing to borrow available amounts under the ABL facility, increase available borrowings under our ABL facility or access public or private debt or equity markets.

As of September 29, 2012, our total availability under the ABL facility was $275.0 million, which was based on our borrowing base (accounts receivable, inventory and fixed assets) as of October 15, 2012 (the September month-end under the terms of the credit agreement governing our ABL facility), and we had no ABL borrowings outstanding and $11.0 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $264.0 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

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

Operating activities

Cash provided by operating activities was $53.0 million year to date compared to $59.6 million in the comparable prior year period. The $6.6 million decrease was due primarily to the timing of inventory, prepaids and accounts payable payments, offset in part by accounts receivable receipts and income tax recoveries.

Investing activities

Cash used in investing activities was $61.0 million year to date compared to $62.7 million in the comparable prior year period. The $1.7 million decrease was due primarily to not making any contingent consideration payments in 2012, the sale of two facilities, and the recovery of insurance proceeds on a third facility, offset in part by increased capital expenditure investments and the acquisition of a beverage and wholesale business in our U.K. reporting segment. The prior year period included contingent consideration payments of $21.0 million paid in connection with the Cliffstar Acquisition.

Financing activities

Cash used in financing activities was $7.6 million year to date compared to $17.0 million in the comparable prior year period. The $9.4 million decrease was due primarily to ABL borrowings in the prior year period.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of September 29, 2012.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Debt

Asset Based Lending Credit Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our North America, U.K. and Mexico reporting segments. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the issuance of the 2018 Notes and the application of net proceeds therefrom, the underwritten public offering of 13,340,000 common shares at a price of $5.67 per share and the application of net proceeds therefrom, and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility.

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, May 15, 2017. We incurred $1.2 million of financing fees in connection with the amendment of the ABL facility.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendment of the ABL facility on July 19, 2012, are being amortized using the straight line method over the duration of the amended ABL facility.

As of September 29, 2012, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $11.0 million of letters of credit, was $264.0 million as of September 29, 2012.

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

Credit Ratings and Covenant Compliance

Credit Ratings

On September 26, 2012, Standard & Poor’s raised its long-term corporate credit rating on Cott and its rating on the 2017 Notes and 2018 Notes to “B+” from “B”. The rating outlook remains at “stable.”

On September 26, 2012, Moody’s raised Cott’s rating outlook to “positive” from “stable”, affirmed its long-term corporate credit rating on Cott at “B2” and affirmed its rating on the 2017 Notes and 2018 Notes at “B3.”

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

On July 19, 2012, we, and the other parties to the ABL facility, agreed to amend the ABL facility to, among other things (a) extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, May 15, 2017, (b) change the threshold at which the springing minimum fixed charge coverage ratio would be tested, which threshold will now be met if excess availability is less than the greater of 10% of the lenders’ commitments under the revolving credit facility (the “Revolver”) or $27.5 million, and (c) change the threshold at which the springing cash dominion provision would become effective, which threshold will now be met if excess availability is less than the greater of 12.5% of the lenders’ commitments under the Revolver or $34.375 million. Although the minimum fixed charge coverage ratio was not triggered as of September 29, 2012, the ratio as calculated under this covenant was greater than 1.1 to 1.0. We were in compliance with all of the applicable covenants under the ABL facility as of September 29, 2012.

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

Common Share Repurchase Program

On May 1, 2012, our Board of Directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. During the second quarter of 2012, we repurchased 35,272 common shares for approximately $0.3 million through open market transactions. No repurchases were made during the three months ended September 29, 2012.

Capital Structure

Since December 31, 2011, our equity has increased by $62.0 million. The increase was the result of net income of $45.5 million, share-based compensation expense of $3.5 million, and other comprehensive income of $13.3 million, partly offset by common share repurchases of $0.3 million.

Dividend Payments

There are certain restrictions on the payment of dividends under our ABL facility and under the indentures governing the 2017 Notes and 2018 Notes. No dividend payments were made during the first nine months of 2012 or in 2011. On October 31, 2012, the Board of Directors declared a dividend of CAD $0.06 per share on common shares, payable in cash on December 20, 2012 to shareowners of record at the close of business on December 4, 2012. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2017 Notes and 2018 Notes, as well as other factors that the Board of Directors may deem relevant from time to time.

Critical Accounting Policies and Estimates

Our critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or other assumptions that management believes to be reasonable. Where actual amounts differ from estimates, revisions are included in the results for the period in which actual amounts become known. Historically, differences between estimated and actual amounts have not had a significant impact on our consolidated financial statements.

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

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Walmart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our ability to realize the expected benefits of the Cliffstar Acquisition because of integration difficulties and other challenges;

•	risks associated with the asset purchase agreement entered into in connection with the Cliffstar Acquisition;

•	our substantial indebtedness we incurred and our ability to meet our obligations;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	our exposure to intangible asset risk;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	volatility of our stock price; or

•	our ability to maintain compliance with the listing requirements of the New York Stock Exchange.

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

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, have maturities of less than one year. As of September 29, 2012, we had outstanding foreign exchange forward contracts with notional amounts of $20.8 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of September 29, 2012, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $11.0 million in outstanding letters of credit) would result in less than $0.1 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted-average interest rate of our debt outstanding at September 29, 2012 was 8.2%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 29, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2012, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Common Share Repurchase Program

On May 1, 2012, our Board of Directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. We repurchased 35,272 shares of common stock for approximately $0.3 million during the second quarter of 2012. No repurchases were made during the three months ended September 29, 2012.

Item 6. Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Amendment No. 2 to Credit Agreement, dated as of July 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2012 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2012 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2012 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2012 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed on November 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: November 1, 2012	/s/ Jay Wells
Jay Wells
Chief Financial Officer (On behalf of the Company)

Date: November 1, 2012	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Amendment No. 2 to Credit Agreement, dated as of July 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2012 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2012 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2012 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 29, 2012 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed on November 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (furnished herewith).