Form 10-K
period 2012-12-29
COTT CORP /CN/
filed 2013-02-27
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	98-0154711
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6525 VISCOUNT ROAD MISSISSAUGA, ONTARIO	L4V 1H6

5519 WEST ID LEWILD AVENUE TAMPA, FLORIDA, UNITED STATES	33634
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 672-1900 and (813) 313-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON SHARES WITHOUT NOMINAL OR PAR VALUE	NEW YORK STOCK EXCHANGE TORONTO STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-12 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2012 (based on the closing sale price of $8.21 for the registrant’s common stock as reported on the New York Stock Exchange on June 29, 2012) was $765.2 million.

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made).

The number of shares outstanding of the registrant’s common stock as of February 19, 2013 was 95,371,484.

Documents incorporated by reference

Portions of our definitive proxy circular for the 2013 Annual Meeting of Shareowners, to be filed within 120 days of December 29, 2012, are incorporated by reference in Part III. Such proxy circular, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

i

Our consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this report are in U.S. dollars and U.S. GAAP.

Any reference to 2012, 2011 and 2010 corresponds to our fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

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

Our Company

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages, and ready-to-drink teas, as well as alcoholic beverages for brand owners. Our business operates through five reporting segments—North America (which includes our U.S. operating segment and Canada operating segment), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other.

We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and our principal executive offices are located at 5519 W. Idlewild Avenue, Tampa, Florida, United States 33634 and 6525 Viscount Road, Mississauga, Ontario, Canada L4V 1H6.

Competitive Strengths

We believe that our competitive strengths will enable us to maintain our position as one of the world’s largest beverage companies on behalf of retailers, brand owners and distributors and will allow us to capitalize on future opportunities to drive sustainable and profitable growth.

Leading Producer of Private-Label Beverages with Diverse Product Portfolio and Contract Manufacturing Capabilities

We currently have the leading private-label market share in each of the United States, Canada and the United Kingdom by annual volume of cases produced. We also manufacture beverages on a contract basis for certain customers. Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages, and ready-to-drink teas, as well as alcoholic beverages for brand owners. We believe our proven ability to innovate and develop our product portfolio to meet changing consumer demand will position us well to continue to serve our customers and their consumers. During 2012, we launched more than 100 new product stock keeping units (“SKUs”), including new flavor profiles, new package types and new product category introductions for our customers.

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

Extensive, Flexible Manufacturing Capabilities

Our business is supported by our extensive manufacturing network and flexible production capabilities. Our manufacturing footprint encompasses 33 strategically located beverage manufacturing and fruit processing facilities, including 20 in the United States, five in Canada, six in the United Kingdom and one in Mexico, as well as one vertically-integrated global concentrate manufacturing facility in Columbus, Georgia.

We are the only dedicated beverage company producing on behalf of retailers, brand owners and distributors with a manufacturing footprint across North America. Manufacturing flexibility is one of our core competencies and is critical to our success, as our products will typically feature customized packaging, design and graphics for our key customers. Our ability to produce multiple SKUs and packages on our production lines and manage complexities through quick-line changeover processes differentiates us from our competition.

High Levels of Customer Service and Strong Customer Integration

Our business requires a high level of coordination with our customers in areas such as supply chain, product development and customer service. In addition to efficiently managing complex product manufacturing, we have a proven track record of maintaining high service levels across our customer base. We also partner closely with customers on supply chain planning and execution to minimize freight costs, reduce working capital requirements and increase in-store product availability. We work as partners with our customers on new product development and packaging designs. Our role includes providing market expertise as well as knowledge of category trends that may present opportunities for our customers. A high level of customer integration and partnership coupled with a nationwide manufacturing footprint is critical for the development of successful beverage programs for our customers.

Strategic Importance to Our Customers

We have longstanding partnerships with many of the world’s leading retailers in the grocery, mass-merchandise and drug store channels, as well as customers for whom we manufacture beverages on a contract basis, giving our customers access to high-quality, affordable beverages. Our competitive advantages include:

•	beverage manufacturing expertise;

•	vertically integrated, low-cost production platform;

•	one-stop sourcing;

•	category insights and marketing expertise;

•	supply chain and high quality consistency in products; and

•	product innovation and differentiation.

For 2012, our top 10 customers accounted for 54.2% of total revenue. Walmart was the only customer that accounted for more than 10% of our total revenue for the period. We have established long-standing relationships with most of our top 10 customers. As a result of our high product quality and commitment to service, coupled with a national manufacturing footprint, we believe we will continue to play a meaningful role in helping our customers develop strategies to build loyalty with consumers.

Business Strategy

Our primary goal is to maintain long-term profitability and enhance our position as the market leader and preferred supplier of beverages on behalf of retailers, brand owners, and distributors in the markets where we operate. Continued leadership in our core markets will enable us to sustain and grow profitability as we drive for increased penetration and share growth within our core product categories. We believe that the following strategies will help us to achieve our goal.

Maintain Customer Focus

Customer relationships are important for any business, but at Cott, where many of our products bear our customers’ brand names, we must maintain particularly close partnerships with our customers. We will continue to provide our customers with high quality products and service at an attractive value that will help them provide quality, value-oriented products to their consumers.

We will continue to focus on our high levels of customer service, as well as innovations through the introduction of new packages, flavors and varieties of beverages. We believe our focus on our customers will enable us to leverage our existing relationships and to develop new ones in existing and new markets. As a fast follower of innovative products, our goal is to identify new products that are succeeding in the marketplace and develop similar products of high quality for our customers to offer their consumers at a better value.

Control Operating Costs

We understand that our long-term success will be closely tied to our ability to remain a low-cost supplier. Effective management of our operating costs is critical to our success. As part of our ongoing management of costs, we enter into contract commitments with suppliers of key raw materials such as aluminum sheet metal, high fructose corn syrup (“HFCS”), polyethylene terephthalate (“PET”) bottles, caps and preforms, fruit and fruit concentrates. On an ongoing basis we review our fixed overhead and manufacturing costs for opportunities for further reductions. In 2010, we implemented modest cost reductions as we continued to reduce overhead costs, consistent with the cost reduction program implemented in 2009. In 2011, we transformed the Company’s information technology function from a nearly 100% outsourced, single vendor relationship to a combination of in-house resources and multi-vendor strategy, significantly reducing our total information technology spending. In 2012, we began to vertically integrate our manufacturing capabilities in order to manufacture our products with increased efficiency and at a lower cost.

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

In 2012, our capital expenditures were devoted primarily to maintaining existing beverage production facilities, making equipment upgrades and expansion in the United States, the United Kingdom and Canada and expenditures related to vertically integrating our manufacturing capabilities.

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

Pursue Select Acquisitions

We believe that opportunities exist for us to enhance our scale, reduce fixed manufacturing costs and broaden our product portfolio. In August 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies (the “Cliffstar Acquisition”) for an aggregate purchase price of $552.8 million, which provided us with a foothold in the North America private-label juice market. In March of 2012, our U.K. reporting segment acquired a beverage and wholesale business based in Scotland for approximately $5.0 million. The business acquisition provided increased product offerings, logistical synergies and access to an additional production line. We intend to continue to evaluate and pursue strategic opportunities to enhance our industry position, strengthen our business and build value for our shareholders.

Principal Markets and Products

We estimate that as of the end of 2012, we produced (either directly or through third party manufacturers with whom we have co-packing agreements) a majority of all retailer brand CSDs and juice sold in the United States, as well as a majority of all retailer brand CSDs and sports and energy products sold in the United Kingdom.

We have a diversified product portfolio across major beverage categories, including beverages that are on-trend with consumer demand. In 2012, CSDs, juice, concentrate, and all other products represented 39.1%, 24.2%, 1.9% and 34.8% as a percentage of revenue, respectively. In 2011, CSDs, juice, concentrate, and all other products represented 40.7%, 25.8%, 1.6% and 31.9% as a percentage of revenue, respectively. In 2010, CSDs, juice, concentrate, and all other products represented 50.4%, 13.1%, 2.2% and 34.3% as a percentage of revenue, respectively.

We believe that opportunities exist to increase sales of beverages in our core markets by leveraging existing customer relationships, capitalizing on cross-selling and up-selling opportunities, obtaining new customers, manufacturing beverages (including alcoholic beverages) on a contract basis for new and existing customers, exploring new channels of distribution and introducing new products.

Restructuring Initiatives

In 2007, we implemented the North American Realignment and Cost Reduction Plan (the “North American Plan”) to consolidate the management of our Canadian and U.S. businesses to a North American basis, among other objectives. In 2010, we paid the remaining lease termination costs incurred in connection with the North American Plan.

We did not incur any restructuring charges in 2012 or 2011, and we do not anticipate incurring any additional restructuring charges related to the North American Plan in the future.

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

Ingredient and Packaging Supplies

In addition to water, the principal raw materials required to produce our products are aluminum cans and ends, PET bottles, caps and preforms, labels, cartons and trays, sweeteners, such as HFCS and sugar, fruit concentrates and fruit. The cost of these raw materials can fluctuate substantially over time.

Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodity costs, such as aluminum in the case of cans and ends, resin in the case of PET bottles, caps and preforms, corn in the case of HFCS, fruit and fruit concentrates. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or find alternative sources for supply. We also believe there is adequate supply of the ingredient and packaging materials used to produce and package our products.

Generally, we bear the risk of increases in the costs of the ingredient and packaging materials used to produce our products, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase.

Aluminum for cans and ends, resin for PET bottles, caps and preforms, corn for HFCS, sugar, fruit and fruit concentrates are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place, on a monthly, quarterly or annual basis.

Crown Cork & Seal USA, Inc. (“CCS”) supplies us with aluminum cans and ends under a contract entered into in 2010 with a multi-year term. The contract provides that CCS will supply our aluminum cans and ends requirements worldwide, subject to certain exceptions. The contract contains pricing mechanisms for certain materials and representations, warranties, indemnities and termination events (including termination events related to bankruptcy or insolvency of either party) that we believe to be customary. In 2012, we had fixed price commitments for a majority of our forecasted aluminum requirements for 2012 and entered into fixed price commitments for a majority of our aluminum requirements for 2013 and a portion of our aluminum requirements for 2014.

PET resin prices have fluctuated significantly in recent years as the price of oil has fluctuated and demand for synthetic fibers has increased. Because PET resin is not a traded commodity, no fixed price mechanism has been implemented, and we expect to pay prevailing market prices for our PET resin needs. Although PET resin is not a traded commodity, at times we are able to enter into short-term fixed price commitments. During 2012, we entered into fixed price commitments for a portion of our PET resin requirements for the second and third quarter of the year.

Corn has a history of volatile price changes. We expect that corn market prices will continue to fluctuate as a result of an increase in the demand for corn-related products such as ethanol. In 2012, we had fixed price commitments for all of our HFCS requirements for 2012 and entered into fixed price commitments for all of our HFCS requirements for 2013. We do not have volume commitments for HFCS.

The sugar market is susceptible to volatility as well. In 2012, we had fixed price commitments for all of our sugar requirements for 2012 and entered into fixed price commitments for all of our sugar requirements for 2013.

Fruit and fruit concentrate prices have been, and we expect them to continue to be, subject to significant volatility. While fruit is available from numerous independent suppliers, these raw materials are subject to fluctuations in price attributable to, among other things, changes in crop size and federal and state agricultural programs. In 2012, we had fixed price commitments for a majority of our fruit concentrate and fruit requirements for 2012 and entered into fixed price commitments for a portion of our fruit concentrate and fruit requirements for 2013.

Trade Secrets, Copyrights, Trademarks and Licenses

We sell the majority of our beverages under retailer brands to customers who own the trademarks associated with those products. We also own registrations, or applications to register, various trademarks that are important to our worldwide business, including Cott®, Red Rain® and Orient Emporium Tea Co.™ in the United States, Canada, and the United Kingdom, Stars & Stripes®, Vess®, Vintage®, So Clear®, Shanstar®, Harvest Classic®, Chadwick Bay® and Golden Crown® in the United States, Emerge®, Red Rooster®, MacB®, Carters®, and Ben Shaws® in the United Kingdom, Stars & Stripes® in Mexico, and RC® in more than 100 countries and territories outside of North America. Moreover, we are licensed to use certain trademarks such as Old Jamaica Ginger Beer™ and Ting™ in the United Kingdom. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

Our success depends in part on our intellectual property, which includes trade secrets in the form of concentrate formulas for our beverages and trademarks for the names of the beverages we sell. To protect this intellectual property, we rely principally on registration of trademarks, contractual responsibilities and restrictions in agreements (such as indemnification, nondisclosure and confidentiality agreements) with employees, consultants and customers, and on the common law and/or statutory protections afforded to trademarks, copyrights, trade secrets and proprietary “know-how.” We also closely monitor the use of our trademarks and when necessary vigorously pursue any party that infringes on our trademarks, using all available legal remedies.

Seasonality of Sales and Working Capital

The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays and weather fluctuations. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products as well as the timing of the fruit growing seasons. The seasonality of our sales volume combined with the seasonal nature of fruit growing causes our working capital needs to fluctuate throughout the year, with inventory levels increasing in the first half of the year in order to meet high summer demand, and with fruit inventories peaking during the last quarter of the year when purchases are made after the growing season. In addition, our accounts receivable balances decline in the fall as customers pay their higher-than-average outstanding balances from summer deliveries.

Customers

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains, as well as customers for whom we manufacture beverages on a contract basis. For 2012, sales to Walmart accounted for 31.0% (2011—31.6%, 2010—31.0%) of our total revenue, 36.3% of our North America reporting segment revenue (2011—35.9%, 2010—35.3%), 14.9% of our U.K. reporting segment revenue (2011—14.6%, 2010—16.6%) and 21.6% of our Mexico reporting segment revenue (2011—44.7%, 2010—38.9%). Walmart was the only customer that accounted for more than 10% of our total revenue in those periods. Sales to our top ten customers in 2012, 2011 and 2010 accounted for 54.2%, 55.1% and 55.4%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of any customers that individually or in the aggregate represent a significant portion of our revenue, or a decline in sales to these customers, would have a material adverse effect on our operating results and cash flow.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, the United Kingdom, and Mexico, including CSDs, clear, still and sparkling flavored waters, 100% shelf stable juice, juice-based products, bottled water, energy products, sports products, new age beverages, and ready-to-drink teas. In 2012, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $2.8 million in 2012, $2.5 million in 2011 and $3.1 million in 2010 and are included as a component of selling, general and administrative expenses.

Competition

We compete against a wide range of companies that produce, directly and on a contract basis, and sell beverages including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages, and ready-to-drink teas, and alcoholic beverages. While CSDs and CSD concentrate accounted for 63.0% of our 2012 case volume, they accounted for 41.1% of our 2012 revenue. The non-CSD products generated 37.0% of our 2012 case volume and 58.9% of our 2012 revenue.

We compete principally in the non-alcoholic beverages category, which is highly competitive in each region in which we operate. Competition for incremental volume is intense. The brands owned by the four major national soft drink companies, Coca-Cola, Pepsi, Nestle Waters North America and Dr. Pepper Snapple (formerly Cadbury Schweppes), control 69% of the total CSD and alternative beverage category within the United States. These companies have significant financial resources and spend heavily on promotional programs. They also have direct store delivery systems in North America, which enable their personnel to visit retailers frequently to promote new items, stock shelves and build displays. We also face competition in the juice category from juice brands such as Welch’s, Ocean Spray and Mott’s.

In addition, we face competition in North America, the United Kingdom and Mexico from regional beverage manufacturers who sell aggressively-priced brands and, in many cases, also supply retailer brand products. A few larger U.S. retailers also self-manufacture products for their own needs and continually approach other retailers seeking additional business.

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

A number of states have passed laws setting forth warning or labeling requirements relating to products made for human consumption. For example, the California law known as “Proposition 65” requires that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. This law, and others like it, exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label, although products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. From time to time over the past several years, certain of our customers have received notices alleging that the labeling requirements of the relevant state regulation would apply to products manufactured by us and sold by them. There can be no assurance that we will not be adversely affected by actions against our customers or us relating to Proposition 65 or similar “failure to warn” laws.

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

Subject to the terms and conditions of the applicable policies, we have coverage for product recalls and product liability claims that could result from the injury, illness or death of consumers using our products, contamination of our products, or damage to or mislabeling of our products.

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

We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. To comply with these requirements we, and we believe many other industry participants, would have to significantly increase sales in refillable containers to a minimum refillable sales ratio of 30%. We do not expect to be in compliance with these regulations in the foreseeable future. Ontario is not enforcing the OEPA at this time, despite the fact that it is still in effect and not amended, but if it chooses to enforce it in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 3% of our Canada operating segment sales would be affected by the possible limitation of sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA against us. Moreover, the Ontario Ministry of the Environment released a report in 1997 stating that these OEPA regulations are “outdated and unworkable.” However, despite the “unworkable” nature of the OEPA regulations, they have not yet been revoked.

We believe that the magnitude of the potential fines that we could incur if the Ontario Ministry of the Environment chose to enforce these regulations is such that the costs to us of non-compliance could be, although are not contemplated to be, material. However, our management believes that probability of such enforcement is remote.

Employees

As of December 29, 2012, we had 3,960 employees, of whom 2,731 were in the North America reporting segment, 937 were in the U.K. reporting segment, 277 were in the Mexico reporting segment and 15 were in the combined RCI/All Other reporting segments. We have entered into collective bargaining agreements covering 826 employees in the United States, Canada and Mexico that contain terms that we believe are typical in the beverage industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as required by the SEC. See “Management’s Report on Internal Control over Financial Reporting” in Item 9A.

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

The markets for our products are extremely competitive. In comparison to the major national brand beverage manufacturers, we are a relatively small participant in the industry. We face competition from the national brand beverage manufacturers in all of our markets, from other retailer brand beverage manufacturers and from other contract beverage manufacturers. If our competitors reduce their selling prices, increase the frequency of their promotional activities in our core market or enter into the production of private-label products or expand their contract manufacturing efforts, or if our customers do not allocate adequate shelf space for the beverages we supply, we could experience a decline in our volumes, be forced to reduce pricing, forgo price increases required to offset increased costs of raw materials and fuel, increase capital and other expenditures, or lose market share, any of which could adversely affect our profitability.

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

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America, the United Kingdom and Mexico, as well as customers for whom we manufacture beverages on a contract basis. Sales to Walmart, our top customer in 2012, 2011 and 2010 accounted for 31.0%, 31.6% and 31.0%, respectively, of our total revenue. Sales to our top ten customers in 2012, 2011 and 2010 accounted for 54.2%, 55.1% and 55.4%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future.

The loss of Walmart or any significant customer, or customers that in the aggregate represent a significant portion of our revenue, or a material reduction in the amount of business we undertake with any such customer or customers, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if Walmart or any significant customer reacts unfavorably to any pricing of our products or decides to de-emphasize or reduce their product offerings in the categories with which we supply them. At December 29, 2012, we had $225.0 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client.

Our ingredients, packaging supplies and other costs are subject to price increases and we may be unable to effectively pass rising costs on to our customers.

We typically bear the risk of changes in prices on the ingredient and packaging in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans and ends, resin for PET bottles, caps and preforms, corn for HFCS, sugar, fruit and fruit concentrates are examples of these underlying commodities. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits. These changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place, on a monthly, quarterly or annual basis.

We are at risk with respect to fluctuating aluminum prices. In 2012, we had fixed price commitments for a majority of our forecasted aluminum requirements for 2012, and entered into fixed price commitments for a majority of our aluminum requirements for 2013 and a portion of our requirements for 2014. Because PET resin is not a traded commodity, no fixed price mechanism has been implemented, and we are accordingly also at risk with respect to changes in PET prices. Corn, and thus HFCS, has a history of volatile price changes. In 2012, we had fixed price commitments for all of our HFCS requirements for 2012, and entered into fixed price commitments for all our HFCS requirements for 2013. Sugar also has a history of volatile price changes. We entered into fixed price commitments for all of our sugar requirements for 2012 and 2013. Fruit and fruit concentrate prices have been, and we expect them to continue to be, subject to significant volatility. While they are available from numerous independent suppliers, these raw materials are subject to fluctuations in price attributable to, among other things, changes in crop size and federal and state agricultural programs. In 2012, we had fixed price commitments for a majority of our fruit concentrate and fruit requirements for 2012 and have entered into fixed price commitments for a portion of our fruit concentrate and fruit requirements for 2013. If the cost of commodities for which we have entered into fixed price commitments decreases, we will not be able to take advantage of such decreased costs.

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

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. While we may enter into financial transactions to address these risks, there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

If we are unable to maintain relationships with our raw material suppliers, we may incur higher supply costs or be unable to deliver products to our customers.

In addition to water, the principal raw materials required to produce our products are aluminum cans and ends, PET bottles, caps and preforms, labels, cartons and trays, sweeteners, such as HFCS and sugar, fruit and fruit concentrates. We rely upon our ongoing relationships with our key suppliers to support our operations.

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

As of December 29, 2012, our total debt was $605.8 million. Our present debt and any future borrowings could have important adverse consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments on this debt;

•	making it more difficult to satisfy debt service and other obligations;

•	increasing the risk of a future credit ratings downgrade of our debt, which would increase future debt costs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available for share repurchases, to pay dividends, and to fund capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities, such as acquisitions, as they arise, pay cash dividends or repurchase common stock.

To the extent we become more leveraged, the risks described above would increase. In addition, our actual cash requirements in the future may be greater than expected. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to pay our debt or to fund our other liquidity needs.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or have a material adverse effect on our financial condition and results of operations. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our asset-based lending (“ABL”) facility, the indenture governing the 2017 Notes, and the indenture governing the 2018 Notes each contain various covenants limiting the discretion of our management in operating our business, which could prevent us from capitalizing on business opportunities and taking some corporate actions.

Our ABL facility, the indenture governing the $215.0 million of senior notes that are due on November 15, 2017 (the “2017 Notes”), and the indenture governing the $375.0 million of senior notes that are due on September 1, 2018 (the “2018 Notes”) each impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

These covenants are subject to important exceptions and qualifications. In addition, our ABL facility also requires us, under certain circumstances, to maintain compliance with certain financial covenants as described in the “Covenant Compliance” section in Item 7. Our ability to comply with this covenant may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our ABL facility, including our inability to comply with the financial covenant, could result in an event of default, which would allow the lenders under our ABL facility to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture governing the 2017 Notes and the indenture governing the 2018 Notes and, potentially, our other debt. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding debt with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our debt or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy. For additional information about our ABL facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

A portion of our debt may be variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

Our ABL facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our ABL facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively impact our financial condition and results of operations. As of December 29, 2012 we had no variable rate debt.

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

We have in the past implemented, and may in the future implement, restructuring activities to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. These activities are intended to maximize our operating effectiveness and efficiency and to reduce our costs. We cannot be assured that we will achieve or sustain the targeted benefits under these programs or that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. In addition, the implementation of key elements of these activities may have an adverse impact on our business, particularly in the near-term.

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

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights. At December 29, 2012, we had $45.0 million of rights and $5.5 million of trademarks recorded as intangible assets.

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

A number of states have passed laws setting forth warning or labeling requirements relating to products made for human consumption. For example, the California law known as Proposition 65 requires that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. This law, and others like it, exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label, although products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. From time to time over the past several years, certain of our customers have received notices alleging that the labeling requirements of the relevant state regulation would apply to products manufactured by us and sold by them. There can be no assurance that we will not be adversely affected by actions against our customers or us relating to Proposition 65 or similar “failure to warn” laws: were any such claim to be pursued or succeed, we might in some cases be required to indemnify our customers for damages, and our products might be required to bear warning labels in order to be sold in certain states. Any negative media attention, adverse publicity or action arising from allegations of violations could adversely impact consumer perceptions of our products and harm our business.

Proposed taxes on CSDs and other drinks could have an adverse effect on our business.

Federal, state, local and foreign governments have considered imposing taxes on soda and other sugary drinks, as well as energy products. Any such taxes could negatively impact consumer demand for our products and have an adverse effect on our revenues.

We are not in compliance with the requirements of the OEPA and, if the Ontario government seeks to enforce those requirements or implements modifications to them, we could be adversely affected.

Certain regulations under the OEPA provide that a minimum percentage of a bottler’s soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for non-compliance is a fine of $50,000 per day beginning when the first offense occurs and continuing until the first conviction, and then increasing to $100,000 per day for each subsequent conviction. These fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense. We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. We do not expect to be in compliance with these regulations in the foreseeable future. Ontario is not enforcing the OEPA at this time, but if it chose to enforce the OEPA in the future, we could incur fines for non-compliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 3% of our Canada operating segment sales would be affected by the possible limitation on sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA.

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

Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write-downs that would negatively impact our results of operations.

As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for $130.3 million of our recorded total assets as of December 29, 2012. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”). This asset, which has a net book value of $45.0 million, is more fully described in Note 1 to the Consolidated Financial Statements.

As of December 29, 2012, other intangible assets were $270.4 million, which consisted principally of $225.0 million of customer relationships that arose from acquisitions, $13.3 million of financing costs, $15.0 million of information technology assets, and trademarks of $5.5 million. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits, which is up to 15 years. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless it is required more frequently due to a triggering event such as the loss of a customer. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill or the Rights. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.

As of December 29, 2012, 826 of our employees were covered by collective bargaining agreements in the United States, Canada and Mexico. These agreements typically expire every three to five years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

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

Our business is supported by our extensive manufacturing network and flexible production capabilities. Our manufacturing footprint encompasses 33 strategically located beverage manufacturing and fruit processing facilities, including 20 in the United States, five in Canada, six in the United Kingdom and one in Mexico, as well as one vertically-integrated global concentrate manufacturing facility in Columbus, Georgia.

Total square footage of our beverage production facilities is approximately 3.6 million square feet in the United States; 0.9 million square feet in Canada; 0.9 million square feet in the United Kingdom; and 0.1 million square feet in Mexico. This square footage does not include 32 separate leased warehouses and four owned warehouses that comprise 2.9 million square feet and six leased office spaces and two owned office spaces that comprise 0.2 million square feet. Lease terms for non-owned beverage production facilities expire between 2013 and 2020.

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

Not Applicable.

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 27, 2013. Our officers do not serve for a set term.

	Office	Age
Jerry Fowden	Chief Executive Officer	56
Jay Wells	Vice President, Chief Financial Officer	50
Michael Creamer	Vice President - Human Resources	56
Marni Morgan Poe	Vice President, General Counsel and Secretary	43
Michael Gibbons	President - U.S. Business Unit	54
Gregory Leiter	Senior Vice President, Chief Accounting Officer and Assistant Secretary	55
Carlos Baila	Chief Procurement Officer	46

•

Jerry Fowden was appointed Chief Executive Officer in February 2009. Prior to this appointment, he served as President of our international operating segments and Interim President, North America from May 2008 to February 2009, and as Interim President of our U.K. operating segment from September 2007 to May 2008. He served as Chief Executive Officer of Trader Media Group Ltd., a media company, and as a member of its parent Guardian Media Group plc’s Board of Directors from 2005 until 2007. From 2001 until 2004, he served in a variety of roles with AB InBev S.A. Belgium, an alcoholic beverage company, including President, European Zone, Western, Central and Eastern Europe from 2003 to 2004, Global Chief Operating Officer from 2002 to 2003 and Chief Executive Officer of Bass Brewers Ltd., a subsidiary of AB InBev S.A. Belgium, from 2001 to 2002. Mr. Fowden was a director of Chesapeake Corporation (now known as Canal Corporation) when it filed a voluntary Chapter 11 petition in the United States on December 29, 2008. On May 12, 2009, Chesapeake’s operating businesses were sold to a group of investors and Mr. Fowden resigned from his position as a director. Mr. Fowden currently serves on the board of directors of Constellation Brands, Inc., a premium wine company. Mr. Fowden has served on our board since March 2009.

•

Jay Wells was appointed Vice President, Chief Financial Officer in March 2012. Prior to joining Cott, Mr. Wells held various senior finance positions with Molson Coors from May 2005 to March 2012, including Chief Financial Officer of Molson Coors Canada, a subsidiary of Molson Coors Brewing Company, and Global Vice President, Treasury, Tax, and Strategic Finance of Molson Coors Brewing Company. From September 1990 to April 2005, Mr. Wells held several positions within Deloitte and Touche LLP., including partner.

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

•

Mike Gibbons was appointed President of Cott’s U.S. business unit in October 2010. Prior to his appointment, Mr. Gibbons held several positions with Cott from 2004 to 2010, including General Manager of Cott’s U.S. business unit, Senior Vice President / General Manager of Cott’s Canadian business unit, and Vice President of Sales of Cott’s Canadian business unit. Prior to joining Cott, he served as Director of Sales for ConAgra from August 1998 to October 2003. On February 21, 2013, Cott determined to appoint Mr. Gibbons as Chief Commercial and Business Development Officer for Cott’s U.S. business unit, effective March 4, 2013. Mr. Gibbons will cease to be an executive officer as of such date.

•

Gregory Leiter was appointed Vice President, Corporate Controller and Assistant Secretary of Cott in November 2007, and appointed Senior Vice President and Controller in April 2008. Mr. Leiter took on the additional role of Chief Accounting Officer in January 2010. Mr. Leiter currently serves as our Senior Vice President, Chief Accounting Officer and Assistant Secretary. Prior to joining Cott, he served from October 2006 to October 2007 as Practice Manager—Governance, Risk & Compliance with the international software firm SAP America. From January 2003 to September 2006, he held two positions with Graham Packaging Company, an international manufacturer of custom blow-molded plastic containers. From February 2006 to September 2006, he served as Graham Packaging’s Vice President—Global Business Process and from January 2003 to February 2006 as Director of Internal Audit.

•

Carlos Baila was appointed Chief Procurement Officer in February 2013. Prior to his appointment, Mr. Baila worked for PepsiCo Inc. as Vice President of Global Procurement from 2005 to 2012. From 1998 to 2005, Mr. Baila worked as a Supply Chain Executive at Accenture Ltd. where he provided clients with supply chain and strategic sourcing experience including procurement transformations, contract structuring and negotiations, financial valuations, and supply chain optimizations. Mr. Baila has been involved in multinational projects across the Americas and Europe; and, in Argentina, held several positions in operations at Keystone Foods from 1995 to 1997 and Quilmes Brewery from 1992 to 1995.

Change in U.S. Business Unit Leadership

Effective March 4, 2013, Steven Kitching, age 49, will become President of the Company’s U.S. business unit, succeeding Mr. Gibbons in that role. Mr. Kitching will become an executive officer as of such date. Since 2008, Mr. Kitching has served as Managing Director of Cott’s United Kingdom/Europe business unit. From 2005 to 2008, he held several positions with InBev UK, including Managing Director - On Trade Sales and Managing Director - Commercial and Field Operations. Prior to that, Mr. Kitching held several positions with Interbrew and Whitbread Beer Company from 1986 to 2005, including General Manager Netherlands of Interbrew from 2004 to 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common shares are listed on the TSX under the ticker symbol “BCB,” and on the NYSE under the ticker symbol “COT.”

The tables below show the high and low reported per share sales prices of common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods for 2012 and 2011.

Toronto Stock Exchange (C$)

	2012		2011
	High	Low	High	Low
First Quarter	$7.28	$5.96	$8.97	$7.49
Second Quarter	$8.47	$6.38	$8.55	$7.55
Third Quarter	$8.75	$7.51	$8.15	$6.96
Fourth Quarter	$8.73	$7.34	$7.68	$6.21

New York Stock Exchange (U.S.$)

	2012		2011
	High	Low	High	Low
First Quarter	$7.34	$6.01	$9.08	$7.68
Second Quarter	$8.27	$6.35	$9.05	$7.72
Third Quarter	$8.77	$7.65	$8.60	$6.66
Fourth Quarter	$8.75	$7.24	$7.57	$5.94

As of February 19, 2013, we had 1,050 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 19, 2013 was C$9.52 on the TSX and $9.39 on the NYSE.

No dividend payments were made during 2011 or the first nine months of 2012. On October 31, 2012, the board of directors declared a dividend of C$0.06 per share on common shares, which was paid in cash on December 20, 2012 to shareowners of record at the close of business on December 4, 2012. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2017 Notes and 2018 Notes, as well as other factors that the board of directors may deem relevant from time to time.

Dividends to shareowners who are non-residents of Canada will generally be subject to Canadian withholding tax. Under current Canadian tax law, dividends paid by a Canadian corporation to a nonresident shareowner are generally subject to Canadian withholding tax at a 25% rate. Under the current tax treaty between Canada and the United States, U.S. residents who are entitled to treaty benefits are generally eligible for a reduction in this withholding tax rate to 15% (and to 5% for a shareowner that is a corporation and is the beneficial owner of at least 10% of our voting stock). Accordingly, under current tax law, our U.S. resident shareowners who are entitled to treaty benefits will generally be subject to a Canadian withholding tax at a 15% rate on dividends paid by us, provided that they have complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty. The fifth protocol to the tax treaty between Canada and the U.S. places additional restrictions on the ability of U.S. residents to claim these reduced rate benefits. U.S. residents generally will be entitled on their U.S. federal income tax returns to claim a foreign tax credit, or a deduction, for Canadian withholding tax that applies to them, subject to certain applicable limitations. U.S. investors should consult their tax advisors with respect to the tax consequences and requirements applicable to them, based on their individual circumstances.

There are certain restrictions on the payment of dividends under our ABL facility and under the indentures governing the 2017 Notes and 2018 Notes. The ABL facility and the indentures governing the 2017 Notes and 2018 Notes are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

For information on securities authorized for issuance under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters.”

During 2010, 2011 and 2012, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

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

Shareowner return performance graph

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; and (iii) a peer group of publicly-traded companies in the bottling industry comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, National Beverage Corp., Pepsi Bottling Group Inc. and PepsiAmericas Inc. The closing price of Cott’s common shares as of December 29, 2012 on the TSX was C$7.90 and on the NYSE was $7.90. The following table is in Canadian dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 (CANADIAN) INVESTED ON JAN. 01, 2008

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 29, 2012

Company / Market / Peer Group	12/29/2007	12/27/2008	1/2/2010	1/1/2011	12/31/2011	12/29/2012
Cott Corporation	$100.00	$22.80	$131.61	$136.02	$97.26	$120.91
S&P / TSX Composite	$100.00	$61.90	$90.54	$106.50	$97.22	$103.23
Peer Group	$100.00	$86.82	$89.77	$94.24	$104.01	$109.04

Common Share Repurchase Program

On May 1, 2012, our board of directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. During the second quarter of 2012, we repurchased 35,272 common shares for approximately $0.3 million through open market transactions. No additional repurchases were made under the program through December 29, 2012.

The following is a summary of share repurchase activity under our share repurchase program during the year ended December 29, 2012.

	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs

May 2012	35,272	$7.30	35,272	$34,742,514

Total	35,272	$7.30	35,272	34,742,514

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from delivering to employees during December of 2012 to satisfy their tax obligations related to stock-based awards.

	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs

December 2012	356,379	$7.90	N/A	N/A

Total	356,379

ITEM 6.	SELECTED FINANCIAL DATA

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

	December 29, 2012	December 31, 2011	January 1, 2011 [1]	January 2, 2010	December 27, 2008
(in millions of U.S. dollars, except per share amounts)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Revenue, net	$2,250.6	$2,334.6	$1,803.3	$1,596.7	$1,648.1
Cost of sales	1,961.1	2,058.0	1,537.0	1,346.9	1,467.1

Gross profit	289.5	276.6	266.3	249.8	181.0
Selling, general and administrative expenses	178.0	172.7	166.7	146.8	179.8
Loss on disposal of property, plant & equipment	1.8	1.2	1.1	0.5	1.3
Restructuring, goodwill and asset impairments:
Restructuring	—	—	(0.5)	1.5	6.7
Goodwill impairments	—	—	—	—	69.2
Asset impairments	—	0.6	—	3.6	37.0
Intangible asset impairments	—	1.4	—	—	—

Operating income (loss)	109.7	100.7	99.0	97.4	(113.0)
Contingent consideration earn-out adjustment	0.6	0.9	(20.3)	—	—
Other (income) expense, net	(2.0)	2.2	4.0	4.4	(4.7)
Interest expense, net	54.2	57.1	36.9	29.7	32.3

Income (loss) before income taxes	56.9	40.5	78.4	63.3	(140.6)
Income tax expense (benefit)	4.6	(0.7)	18.6	(22.8)	(19.5)

Net income (loss)	$52.3	$41.2	$59.8	$86.1	$(121.1)

Less: Net income attributable to non-controlling interests	4.5	3.6	5.1	4.6	1.7

Net income (loss) attributed to Cott Corporation	$47.8	$37.6	$54.7	$81.5	$(122.8)

Net income (loss) per common share attributed to Cott Corporation
Basic	$0.51	$0.40	$0.64	$1.10	$(1.73)
Diluted	$0.50	$0.40	$0.63	$1.08	$(1.73)

Financial Condition
Total assets	$1,565.9	$1,508.9	$1,529.2	$873.8	$873.1
Short-term borrowings	—	—	7.9	20.2	107.5
Current maturities of long-term debt	1.9	3.4	6.0	17.6	7.6
Long-term debt	601.8	602.1	605.5	233.2	294.4
Equity	622.9	568.2	535.2	401.3	246.5
Cash dividends paid	(5.8)	—	—	—	—

[1]

In 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration payable in equal installments over three years and contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration was paid upon the achievement of milestones in certain expansion projects in 2010. The remainder of the contingent consideration was to be calculated based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. In 2011, the seller of Cliffstar raised certain objections to the performance measures used to calculate the contingent consideration, and the parties commenced the dispute resolution mechanism provided for in the asset purchase agreement. During 2011, Cott made interim payments to the seller equal to $29.6 million, which was net of a $4.7 million refund due to Cott and included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s claims for an additional $12.1 million in contingent consideration were submitted to binding arbitration pursuant to the asset purchase agreement and favorably resolved in February 2013 by payment of $0.6 million by Cott to settle all claims.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our customers to provide proven profitable products. As a “fast follower” of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays and weather fluctuations. The purchases of our raw materials and related accounts payable fluctuate based upon the demand for our products as well as the timing of the fruit growing seasons. The seasonality of our sales volume combined with the seasonal nature of fruit growing causes our working capital needs to fluctuate throughout the year, with inventory levels increasing in the first half of the year in order to meet high summer demand, and with fruit inventories peaking during the last quarter of the year when purchases are made after the growing season. In addition, our accounts receivable balances decline in the fall as customers pay their higher-than-average outstanding balances from the summer deliveries.

We typically operate at low margins and therefore relatively small changes in cost structures can materially impact results. In 2010 and 2011 industry carbonated soft drink (“CSD”) sales were mostly flat while a decline was seen during 2012, and ingredient and packaging costs remained volatile.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are aluminum, polyethylene terephthalate (“PET”) resin, corn, sugar, fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed. In 2012, we had fixed price commitments for a majority of our forecasted aluminum and fruit and fruit concentrate requirements for 2012 and entered into fixed price commitments for a majority of our aluminum requirements and a portion of our fruit and fruit concentrate requirements for 2013, as well as a portion of our aluminum requirements for 2014. In 2012, we had fixed price commitments for all of our high fructose corn syrup (“HFCS”) requirements for 2012 and entered into fixed price commitments for all of our HFCS requirements for 2013. In 2012, we had fixed price commitments for all of our sugar requirements for 2012 and entered into fixed price commitments for all of our sugar requirements for 2013. Regarding PET resin, since this is not a traded commodity, no fixed price mechanism has been implemented, and we expect to pay prevailing market prices. Although PET resin is not a traded commodity, at times we are able to enter into short-term fixed price commitments. During 2012, we entered into fixed price commitments for a portion of our PET resin requirements for the second and third quarter of the year.

In 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration payable in equal installments over three years and contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration was paid upon the achievement of milestones in certain expansion projects in 2010. The remainder of the contingent consideration was to be calculated based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. In 2011, the seller of Cliffstar raised certain objections to the performance measures used to calculate the contingent consideration, and the parties commenced the dispute resolution mechanism provided for in the asset purchase agreement. During 2011, Cott made interim payments to the seller equal to $29.6 million, which was net of a $4.7 million refund due to Cott and included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s claims for an additional $12.1 million in contingent consideration were submitted to binding arbitration pursuant to the asset purchase agreement and favorably resolved in February 2013 by payment of $0.6 million by Cott to settle all claims.

The Cliffstar Acquisition was financed through the closing of a private placement offering by Cott Beverages Inc. of $375.0 million aggregate principal amount of 8.125% senior notes due 2018 (the “2018 Notes”), the underwritten public offering of 13.4 million of our common shares (the “Equity Offering”) and borrowings under our asset-based lending (“ABL”) facility, which we refinanced in connection with the Cliffstar Acquisition, to increase the amount available for borrowings to $275.0 million.

Our financial liquidity, as of December 29, 2012 improved from 2011 due to increased cash from operating activities, and lower cash outflows for investing and financing activities compared to 2011.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, the United Kingdom, and Mexico, including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages, and ready-to-drink teas. In 2012 we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart in 2012, 2011 and 2010, accounted for 31.0%, 31.6% and 31.0%, respectively, of total revenue.

In 2012, our capital expenditures were devoted primarily to maintaining existing beverage production facilities, making equipment upgrades in the United States, the United Kingdom and Canada and expenditures related to vertically integrating our manufacturing capabilities.

Summary Financial Results

Our net income in 2012 was $47.8 million or $0.50 per diluted share, compared with net income of $37.6 million or $0.40 per diluted share in 2011.

The following items of significance impacted our 2012 financial results:

•

our filled beverage 8-ounce equivalents (“beverage case volume”) decreased 9.6% due primarily to our exit from certain low gross margin business and the general decline in the North American CSD and juice categories;

•

our revenue decreased 3.6% in 2012 compared to 2011 due primarily to lower volumes and a product mix shift into juice drinks and sports drinks from 100% shelf-stable juice in North America. Excluding the impact of foreign exchange, revenue decreased 3.0%;

•

our gross profit as a percentage of revenue increased to 12.9% in 2012 from 11.8% in 2011 due primarily to an increase in average price per case and our exit from lower margin business, as well as operational efficiencies in North America;

•

our selling, general and administrative (“SG&A”) expenses increased to $178.0 million from $172.7 million, due primarily to an increase in certain employee-related costs compared to a lowering of the annual incentive and long-term incentive accruals in the prior year partially offset by lower information technology expenses in 2012;

•	our loss on disposal of property, plant and equipment was the result of the sale of a facility in Mexico and normal operational disposals;

•	our 2012 results were impacted by the final contingent consideration earn-out accrual of $0.6 million related to the Cliffstar Acquisition;

•

our other income in 2012 was $2.0 million as a result of insurance recoveries in excess of the loss incurred on a facility in the United States in the amount of $1.9 million and recording a bargain purchase of $0.9 million in the United Kingdom offset partially by foreign exchange losses of $0.8 million in the year, compared to other expense in 2011 of $2.2 million related to foreign exchange losses on intercompany loans;

•	our interest expense decreased by $2.9 million or 5.1% due primarily to lower debt balances held throughout the year; and

•

our income tax expense increased to $4.6 million compared to an income tax benefit of $0.7 million in 2011 due primarily to the recording of allowances against deferred tax assets in the U.S. that are uncertain to be realized as well as a reduction to the loss generated in the U.K.

The following items of significance impacted our 2011 financial results:

•	our filled beverage case volume increased 15.3% driven by a 17.6% increase in the North America reporting segment, due primarily to the Cliffstar Acquisition;

•	our revenue increased 29.5% in 2011 compared to 2010 due primarily to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition and foreign exchange, revenue increased 6.7%;

•	the Cliffstar Acquisition contributed $385.6 million of the increase in revenue, and $19.6 million of the increase in operating income;

•	our gross profit as a percentage of revenue declined to 11.8% in 2011 from 14.8% in 2010. Gross profit in 2011 was adversely impacted by higher commodity costs;

•	our SG&A expenses increased to $172.7 million from $166.7 million, due primarily to the full year inclusion of Cliffstar;

•	our interest expense increased 54.7% due primarily to the issuance of the 2018 Notes in the third quarter of 2010; and

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

•	the transaction costs related to the Cliffstar Acquisition were $7.2 million and integration costs were $6.7 million, which are included in SG&A;

•	our 2010 results were favorably impacted by the reduction of the contingent consideration earn-out accrual of $20.3 million related to the Cliffstar Acquisition;

•	the interest expense increased 24.2% in 2010 compared to 2009 due to the issuance of the 2018 Notes; and

•

the income tax expense changed from a benefit of $22.8 million in 2009 to an expense of $18.6 million in 2010 due primarily to the fact that the prior year included the utilization of valuation allowances and the utilization of accruals related to uncertain tax positions.

Critical Accounting Policies

Our significant accounting policies and recently issued accounting pronouncements are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We believe the following represent our critical accounting policies:

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or on other assumptions management believes to be reasonable. Where actual amounts differ from estimates, revisions are included in the results for the period in which actual amounts become known. Historically, differences between estimated and actual amounts have not had a significant impact on our consolidated financial statements.

Impairment testing of goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested at least annually for impairment in the fourth quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available and are at or one level below our operating segments. For the purpose of testing goodwill for impairment, our reporting units are the United States (“U.S.”), Canada and Royal Crown International (“RCI”). We had goodwill of $130.3 million on our balance sheet at December 29, 2012, which represents amounts for the U.S., Canada and the RCI reporting units.

In 2012, for our Canada and RCI reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. If, after assessing the totality of events or circumstances, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would have performed the first step of the two-step goodwill impairment test. We concluded that it was more likely than not that the fair value of each reporting unit was more than its carrying amount and therefore we were not required to perform any additional testing.

For our U.S. reporting unit, we chose to bypass the qualitative assessment and performed the first step of the two-step goodwill impairment test using a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the public company approach. We believe using a combination of the two approaches provides a more accurate valuation because it incorporates the actual cash generation of the Company in addition to how a third party market participant would value the reporting unit. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted average terminal growth rate of 1% for our U.S. reporting unit in 2012 and 2011. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market (including a decline in CSD demand), projected changes in the sale of our products, pricing of such products and operating profit margins. The estimated revenue changes in this analysis for the U.S. reporting unit ranged between -1.4% and 3.0% for 2012 and 2.2% and 3.4% for 2011.

The discount rate used for the fair value estimates in this analysis was 10.5% for 2012 and ranged from 11% to 12% for 2011 and 10% to 12% for 2010. These rates were based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The risk-free rate was 2.4% and 2.6% for 2012 and 2011, respectively, and was based on a 20-year U.S. Treasury Bill as of the valuation date.

Each year during the fourth quarter, we re-evaluate the assumptions used to reflect changes in the business environment, such as revenue growth rates, operating profit margins and discount rate. Based on the evaluations performed this year, we determined that the fair value of our reporting units exceeded their carrying amounts.

Impairment testing of intangible assets with an indefinite life

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”). This asset has a net book value of $45.0 million. Prior to 2001, we paid a volume based royalty to the Royal Crown Company for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible.

The life of the Rights is considered to be indefinite and therefore not amortized, but instead is tested at least annually for impairment or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the Rights with its fair value and if the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method which calculates a fair value royalty rate that is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The relief from royalty method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting cash flows are discounted using a discount rate of 14.5% and estimated volume changes between 1.0% and 10.0%. No impairment was identified as of December 29, 2012. Absent any other changes, if our inter-plant concentrate volume declines by 1.0% from our estimated volume, the fair value of our Rights would decline by approximately $1.5 million. If our RCI volume declines by 1.0% from our estimated volume, the fair value of the Rights would decline by approximately $2.6 million. If our discount rate increases by 100 basis points, the fair value of the Rights would decline by approximately $5.2 million. None of these adjustments would result in an impairment of our Rights as either a stand-alone adjustment or in combination.

Other intangible assets

As of December 29, 2012, other intangible assets were $270.4 million, consisting principally of $225.0 million of customer relationships that arose from acquisitions, $13.3 million of financing costs, $15.0 million of information technology assets, and $5.5 million of trademarks. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a customer. The permanent loss or significant decline in sales to any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer. In 2010, we recorded $216.9 million of customer relationships acquired in connection with the Cliffstar Acquisition. In 2011, we recorded an asset impairment charge of $1.4 million related primarily to customer relationships. In 2012, we did not record any impairment charges for other intangible assets.

Impairment of long-lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. In 2011, we recorded an impairment of long-lived assets of $0.6 million related to a production plant in Mexico that ceased operations. We did not record impairments of long-lived assets in 2012 or 2010.

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

Our income tax expense includes the results of the reorganization of our legal entity structure and refinancing of intercompany debt. The reorganization of our legal entity structure and refinancing of intercompany debt should result in long term reduction of Cott’s effective tax rate versus statutory rates. However, since the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations, our effective tax rate may ultimately be different than the amount we are currently reporting.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future Canadian and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”) provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Pension costs

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

We maintain two defined-benefit plans that cover certain employees in the United Kingdom and certain other employees under a collective bargaining agreement at one plant in the United States. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (3.5% to 4.6%) and assumed rates of return (5.7% to 7.0%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

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

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with GAAP by utilizing certain non-GAAP financial measures. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations and, in some cases, by excluding the impact of the Cliffstar Acquisition. Additionally, we supplement our reporting of SG&A, cost of sales, gross profit, and operating income in accordance with GAAP by excluding the impact of the Cliffstar Acquisition. We exclude these items to better understand trends in the business and the impact of the Cliffstar Acquisition. Because we use these adjusted financial results in the management of our business and to understand business performance independent of the Cliffstar Acquisition, we believe this supplemental information is useful to investors for their independent evaluation and understanding of our core business performance and the performance of our management.

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

Because we use these adjusted financial results in the management of our business and to understand underlying business performance, we believe this supplemental information is useful to investors for their independent evaluation and understanding of our business performance and the performance of our management. The non-GAAP financial measures described above are in addition to, and not meant to be considered superior to, or a substitute for, our financial statements prepared in accordance with GAAP. In addition, the non-GAAP financial measures included in this report reflect our judgment of particular items, and may be different from, and therefore may not be comparable to, similarly titled measures reported by other companies.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for 2012, 2011 and 2010:

	2012		2011		2010
(in millions of U.S. dollars, except percentage amounts)		Percent of Revenue		Percent of Revenue		Percent of Revenue
Revenue	$2,250.6	100.0%	2,334.6	100.0%	1,803.3	100.0%
Cost of sales	1,961.1	87.1%	2,058.0	88.2%	1,537.0	85.2%

Gross profit	289.5	12.9%	276.6	11.8%	266.3	14.8%
Selling, general, and administrative expenses	178.0	7.9%	172.7	7.4%	166.7	9.2%
Loss on disposal of property, plant and equipment	1.8	0.1%	1.2	0.1%	1.1	0.1%
Restructuring	—	0.0%	—	0.0%	(0.5)	0.0%
Asset impairments	—	0.0%	0.6	0.0%	—	0.0%
Intangible asset impairments	—	0.0%	1.4	0.1%	—	0.0%

Operating income	109.7	4.9%	100.7	4.3%	99.0	5.5%
Contingent consideration earn-out adjustment	0.6	0.0%	0.9	0.0%	(20.3)	-1.1%
Other (income) expense, net	(2.0)	-0.1%	2.2	0.1%	4.0	0.2%
Interest expense, net	54.2	2.4%	57.1	2.4%	36.9	2.0%

Income before income taxes	56.9	2.6%	40.5	1.8%	78.4	4.4%
Income tax expense (benefit)	4.6	0.2%	(0.7)	0.0%	18.6	1.0%

Net income	52.3	2.3%	41.2	1.8%	59.8	3.4%

Less: Net income attributable to non-controlling interests	4.5	0.2%	3.6	0.2%	5.1	0.3%

Net income attributed to Cott Corporation	$47.8	2.1%	37.6	1.6%	54.7	3.1%

Depreciation & amortization	$97.7	4.3%	95.3	4.1%	74.0	4.1%

The following table summarizes revenue, cost of sales, gross profit, SG&A expenses, and operating income for the years ended December 31, 2011, and January 1, 2011, respectively:

(in millions of U.S. dollars)	For the Year Ended December 31, 2011	Cliffstar	Adjustments[1]	Cott Excluding Acquisition

Revenue, net	$2,334.6	$617.8	$—	$1,716.8
Cost of sales	2,058.0	560.0	—	1,498.0

Gross profit	276.6	57.8	—	218.8

Selling, general and administrative expenses	172.7	32.3	3.8	136.6
Loss on disposal of property, plant & equipment	1.2	0.7	—	0.5
Asset impairments	2.0	—	—	2.0

Operating income	$100.7	$24.8	$(3.8)	$79.7

[1]	In 2011, we recorded $3.8 million of integration costs related to the Cliffstar Acquisition.

(in millions of U.S. dollars)	For the Year Ended January 1, 2011	Cliffstar	Adjustments[1]	Cott Excluding Acquisition

Revenue, net	$1,803.3	$232.2	$—	$1,571.1
Cost of sales	1,537.0	211.8	—	1,325.2

Gross profit	266.3	20.4	—	245.9

Selling, general and administrative expenses	166.7	15.2	13.9	137.6
Loss on disposal of property, plant & equipment	1.1	—	—	1.1
Restructuring	(0.5)	—	—	(0.5)

Operating income	$99.0	$5.2	$(13.9)	$107.7

[1]	In 2010, we recorded $7.2 million of transaction costs and $6.7 million of integration costs related to the Cliffstar Acquisition.

The following table summarizes our revenue and operating income by reporting segment for 2012, 2011 and 2010:

(in millions of U.S. Dollars)	2012	2011	2010
Revenue
North America	$1,707.4	$1,809.3	$1,357.3
United Kingdom	473.2	447.9	367.1
Mexico	38.8	51.8	50.1
RCI	31.2	25.6	28.8

Total	$2,250.6	$2,334.6	$1,803.3

Operating income (loss)
North America	$78.3	$70.4	$75.0
United Kingdom	27.1	27.5	24.5
Mexico	(3.6)	(4.4)	(7.5)
RCI	7.9	7.2	7.0

Total	$109.7	$100.7	$99.0

The following table summarizes our beverage case volume by reporting segment for 2012, 2011 and 2010:

(in millions of cases)	2012	2011	2010
Volume 8 oz. equivalent cases - Total Beverage (including concentrate)
North America	739.2	808.7	697.0
United Kingdom	204.1	209.0	192.9
Mexico	25.6	37.1	34.9
RCI	278.2	259.4	298.6

Total	1,247.1	1,314.2	1,223.4

Volume 8 oz. equivalent cases - Filled Beverage
North America	651.5	727.6	618.6
United Kingdom	189.5	194.7	178.2
Mexico	25.6	37.1	34.9
RCI	0.4	0.1	0.1

Total	867.0	959.5	831.8

Revenues and volumes are attributed to reporting segments based on the location of the customer.

The following tables summarize revenue and beverage case volume by product for 2012, 2011 and 2010:

For the Year Ended December 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$698.0	$160.9	$21.3	$0.6	$880.8
Juice	527.2	14.0	1.2	1.5	543.9
Concentrate	12.3	2.2	—	29.1	43.6
All other products	469.9	296.1	16.3	—	782.3

Total	$1,707.4	$473.2	$38.8	$31.2	$2,250.6

For the Year Ended December 29, 2012
(in millions of cases)	North America	United Kingdom	Mexico	RCI	Total
Volume 8oz. equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	306.5	83.5	15.4	0.1	405.5
Juice	119.5	3.7	0.8	0.3	124.3
Concentrate	87.7	14.6	—	277.8	380.1
All other products	225.5	102.3	9.4	—	337.2

Total	739.2	204.1	25.6	278.2	1,247.1

For the Year Ended December 31, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$731.4	$179.2	$39.6	$—	$950.2
Juice	587.7	12.3	2.7	—	602.7
Concentrate	9.1	2.8	—	25.6	37.5
All other products	481.1	253.6	9.5	—	744.2

Total	$1,809.3	$447.9	$51.8	$25.6	$2,334.6

For the Year Ended December 31, 2011
(in millions of cases)	North America	United Kingdom	Mexico	RCI	Total
Volume 8oz. equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	349.9	97.6	26.7	—	474.2
Juice	134.4	3.5	2.0	—	139.9
Concentrate	81.1	14.0	—	259.4	354.5
All other products	243.3	93.9	8.4	—	345.6

Total	808.7	209.0	37.1	259.4	1,314.2

For the Year Ended January 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$705.5	$159.5	$43.4	$—	$908.4
Juice	225.3	10.0	0.8	—	236.1
Concentrate	7.5	4.1	—	28.8	40.4
All other products	419.0	193.5	5.9	—	618.4

Total	$1,357.3	$367.1	$50.1	$28.8	$1,803.3

For the Year Ended January 1, 2011
(in millions of cases)	North America	United Kingdom	Mexico	RCI	Total
Volume 8oz. equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	343.1	93.5	28.1	—	464.7
Juice	57.2	3.1	0.6	—	60.9
Concentrate	78.4	15.7	—	298.6	392.7
All other products	218.3	80.6	6.2	—	305.1

Total	697.0	192.9	34.9	298.6	1,223.4

Results of Operations

The following table summarizes the change in revenue by reporting segment for 2012:

	For the Year Ended December 29, 2012
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(84.0)	$(101.9)	$25.3	$(13.0)	$5.6

Impact of foreign exchange[1]	14.4	4.7	6.0	3.7	—

Change excluding foreign exchange	$(69.6)	$(97.2)	$31.3	$(9.3)	$5.6

Percentage change in revenue	-3.6%	-5.6%	5.6%	-25.1%	21.9%

Percentage change in revenue excluding foreign exchange	-3.0%	-5.4%	7.0%	-18.0%	21.9%

[1]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2011:

	For the Year Ended December 31, 2011
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$531.3	$452.0	$80.8	$1.7	$(3.2)

Impact of foreign exchange[1]	(24.1)	(7.5)	(15.4)	(1.2)	—

Change excluding foreign exchange	$507.2	$444.5	$65.4	$0.5	$(3.2)

Percentage change in revenue	29.5%	33.3%	22.0%	3.4%	-11.1%

Percentage change in revenue excluding foreign exchange	28.1%	32.7%	17.8%	1.0%	-11.1%

Impact of Cliffstar Acquisition	(385.6)	(385.6)	—	—	—

Change excluding foreign exchange and Cliffstar Acquisition	$121.6	$58.9	$65.4	$0.5	$(3.2)

Percentage change in revenue excluding foreign exchange and Cliffstar Acquisition	6.7%	4.3%	17.8%	1.0%	-11.1%

[1]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2010:

	For the Year Ended January 1, 2011
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$206.6	$183.4	$7.8	$7.4	$8.0

Impact of foreign exchange[1]	(11.8)	(17.0)	8.0	(2.8)	—

Change excluding foreign exchange	$194.8	$166.4	$15.8	$4.6	$8.0

Percentage change in revenue	12.9%	15.6%	2.2%	17.3%	38.5%

Percentage change in revenue excluding foreign exchange	12.2%	14.2%	4.4%	10.8%	38.5%

Impact of Cliffstar Acquisition	(232.2)	(232.2)	—	—	—

Change excluding foreign exchange and Cliffstar Acquisition	$(37.4)	$(65.8)	$15.8	$4.6	$8.0

Percentage change in revenue excluding foreign exchange and Cliffstar Acquisition	-2.3%	-5.6%	4.4%	10.8%	38.5%

[1]

Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and twelve months ended December 29, 2012 and December 31, 2011, respectively.

	For the Three Months Ended		For the Year Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011

Net income (loss) attributed to Cott Corporation	$2.3	$(11.9)	$47.8	$37.6
Interest expense, net	13.6	13.7	54.2	57.1
Income tax (benefit) expense	(0.9)	1.0	4.6	(0.7)
Depreciation & amortization	25.5	23.9	97.7	95.3
Net income attributable to non-controlling interests	1.1	0.5	4.5	3.6

EBITDA	$41.6	$27.2	$208.8	$192.9

Asset impairments
Asset impairments	—	0.6	—	0.6
Intangible asset impairments	—	1.4	—	1.4

Acquisition adjustments
Earnout adjustment	0.6	—	0.6	0.9
Inventory step-up (step-down)	—	0.3	0.1	(3.5)
Integration costs	0.3	0.8	3.4	3.8
Legal accrual	—	2.1	—	2.9

Adjusted EBITDA	$42.5	$32.4	$212.9	$199.0

2012 versus 2011

Revenue decreased $84 million, or 3.6%, in 2012 from 2011. Excluding the impact of foreign exchange, revenue decreased 3.0% due primarily to lower beverage case volumes and a product mix shift into juice drinks and sports drinks from 100% shelf-stable juice in North America.

2011 versus 2010

Revenue increased $531.3 million, or 29.5%, in 2011 from 2010. The Cliffstar Acquisition contributed $385.6 million to revenue. Excluding the impact of the Cliffstar Acquisition and foreign exchange, revenue increased 6.7% due primarily to improved beverage case volume and higher prices in the U.K. and North America, offset in part by lower beverage case volume in RCI.

Revenue Results for Reporting Segments

2012 versus 2011

North America revenue decreased $101.9 million, or 5.6%, in 2012 from 2011. Excluding the impact of foreign exchange, revenue decreased 5.4%, due primarily to our exit from certain low gross margin business, a general decline in the North American CSD and juice categories and a product mix shift into juice drinks and sports drinks from 100% shelf-stable juice. Net selling price per beverage case (which is net revenue divided by beverage case volume) increased 3.2% in 2012 from 2011 due primarily to an increase in average price per case and a product mix shift.

U.K. revenue increased $25.3 million, or 5.6%, in 2012 from 2011, due primarily to an increase in average price per case and favorable product mix. Net selling price per beverage case increased 8.2% in 2012 from 2011 due primarily to an increase in average price per case and favorable product mix. Excluding the impact of foreign exchange, U.K. revenue increased 7.0% in 2012 from 2011.

Mexico revenue decreased $13.0 million, or 25.1%, in 2012 from 2011, due primarily to the non-renewal of a regional brand license at the end of its term. Net selling price per beverage case increased 8.6% in 2012 from 2011 due primarily to favorable product mix. Excluding the impact of foreign exchange, Mexico revenue decreased 18.0% in 2012 from 2011.

RCI revenue increased $5.6 million, or 21.9%, in 2012 from 2011, due primarily to higher volumes from a new customer in South America and the timing of shipments to customers in Asia. Net selling price per case increased 13.6%. RCI primarily sells concentrate.

2011 versus 2010

North America revenue increased $452.0 million, or 33.3%, in 2011 from 2010. The Cliffstar Acquisition contributed $385.6 million of the increase in revenue. Excluding the impact of foreign exchange and the Cliffstar Acquisition, revenue increased 4.3%, due to a 4.4% improvement in beverage case volume that resulted primarily from new business wins and the introduction of new products, as well as higher prices. Net selling price per beverage case increased 13.7% in 2011 from 2010, due primarily to improved product mix related to juice volume resulting from the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition, net selling price per beverage case remained flat in 2011 from 2010.

U.K. revenue increased $80.8 million, or 22.0%, in 2011 from 2010, primarily as a result of a 9.3% increase in beverage case volume and improved product mix (primarily increases in energy and sports isotonic products). Net selling price per beverage case increased 11.7% in 2011 from 2010 due primarily to commodity-driven customer price increases and a favorable product mix. Absent foreign exchange impact, U.K. revenue increased 17.8% in 2011 from 2010.

Mexico revenue increased $1.7 million, or 3.4%, in 2011 from 2010, due primarily to a 6.3% increase in beverage case volume offset in part by a 2.8% decrease in net selling price per beverage case in 2011 from 2010. Absent foreign exchange impact, Mexico revenue increased 1.0% in 2011 from 2010.

RCI revenue decreased $3.2 million, or 11.1%, in 2011 from 2010, due primarily to the timing of shipments to our largest customer located in Asia as well as the decreased demand from a customer in Southwestern Asia as a result of the political instability in that region. Net selling price per beverage case remained flat in 2011 from 2010. RCI primarily sells concentrate.

Cost of Sales

2012 versus 2011

Cost of sales represented 87.1% of revenue in 2012 compared to 88.2% in 2011. The decrease in cost of sales as a percentage of revenue was due primarily to an increase in average price per case and favorable product mix. Variable costs represented 76.1% of total sales in 2012, down from 77.7% in 2011. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

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

Gross Profit

2012 versus 2011

Gross profit as a percentage of revenue increased to 12.9% in 2012 from 11.8% in 2011, due primarily to an increase in average price per case and the exit from certain low gross margin business, as well as operating efficiencies in North America.

2011 versus 2010

Gross profit as a percentage of revenue decreased to 11.8% in 2011 from 14.8% in 2010. Excluding the impact of the Cliffstar Acquisition, gross profit as a percentage of revenue decreased to 12.8% in 2011 from 15.7% in 2010. The decline in gross profit was due primarily to higher commodity costs.

Selling, General and Administrative Expenses

2012 versus 2011

SG&A in 2012 increased $5.3 million, or 3.1%, from 2011. The increase in SG&A was due primarily to an increase in certain employee-related costs in 2012 compared to lowering of the annual incentive and long-term incentive accruals in 2011, partially offset by lower information technology expenses in the current year. As a percentage of revenue, SG&A was 7.9% in 2012 and 7.4% in 2011.

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

Restructuring, Goodwill and Asset Impairments

2012 versus 2011

We did not record any restructuring or impairment charges in 2012. In 2011, we recorded an intangible asset impairment of $1.4 million related to a customer list that was impaired due to the loss of a customer. Also in 2011, we recorded a $0.6 million impairment of long-lived assets related to a production plant in Mexico that ceased operations.

2011 versus 2010

We did not record any restructuring charges in 2011. In 2010, we recorded a gain of $0.5 million related to a lease contract termination. In 2011, we recorded an intangible asset impairment of $1.4 million related to a customer list that was impaired due to the loss of a customer. Also in 2011, we recorded a $0.6 million impairment of long-lived assets related to a production plant in Mexico that ceased operations.

Operating Income

2012 versus 2011

Operating income in 2012 was $109.7 million compared to operating income of $100.7 million in 2011. Overall, operating income increased by $9.0 million, or 8.9%, as a result of an increase in average price per case, the exit from certain low gross margin business, favorable product mix, and operational efficiencies in North America, partially offset by an increase in SG&A.

2011 versus 2010

Operating income in 2011 was $100.7 million compared to operating income of $99.0 million in 2010. The Cliffstar Acquisition contributed $19.6 million of the increase in operating income in 2011, and $5.2 million to operating income in 2010. Excluding the impact of the Cliffstar Acquisition, operating income declined by $28.0 million or 26.0% from 2010.

Other (Income) Expense, Net

2012 versus 2011

Other income was $2.0 million in 2012 compared to other expense of $2.2 million in 2011. In 2012, we recorded $1.9 million of insurance recoveries in excess of the loss incurred on a U.S. facility and a bargain purchase gain of $0.9 million in the U.K., offset by $0.8 million of foreign exchange losses primarily related to intercompany loans. In 2011, we recorded $2.2 million of foreign exchange losses primarily related to intercompany loans.

2011 versus 2010

Other expense was $2.2 million in 2011 compared to $4.0 million in 2010. In 2011, we recorded $2.2 million of foreign exchange losses primarily related to intercompany loans. In 2010, we recorded a $1.4 million write-off of financing fees and $2.6 million of foreign exchange losses related primarily to intercompany loans.

Interest Expense, Net

2012 versus 2011

Net interest expense in 2012 decreased 5.1% from 2011 due primarily to lower average debt balances held throughout 2012 and lower ABL fees in 2012 compared to 2011.

2011 versus 2010

Net interest expense in 2011 increased 54.7% from 2010 due primarily to a higher average debt balance resulting from the issuance of the 2018 Notes in the third quarter of 2010.

Income Taxes

2012 versus 2011

In 2012, we recorded income tax expense of $4.6 million compared to a tax benefit of $0.7 million in 2011. The difference was due primarily to the recording of allowances against deferred tax assets in the U.S. that are uncertain to be realized as well as a reduction to the loss generated in the U.K.

2011 versus 2010

In 2011, we recorded a tax benefit of $0.7 million compared to tax expense of $18.6 million in 2010. The difference between these two amounts was due primarily to lower pre-tax income in the United States, the reorganization of our legal entity structure and refinancing of intercompany debt, offset in part by the reestablishment of a U.S. federal valuation allowance.

Liquidity and Capital Resources

The following table summarizes our cash flows for 2012, 2011 and 2010 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2012	December 31, 2011	January 1, 2011

Net cash provided by operating activities	$173.0	$163.5	$178.4
Net cash used in investing activities	(80.4)	(90.2)	(554.7)
Net cash (used in) provided by financing activities	(16.2)	(20.3)	393.3
Effect of exchange rate changes on cash	2.1	(0.3)	0.3

Net increase in cash & cash equivalents	78.5	52.7	17.3
Cash & cash equivalents, beginning of period	100.9	48.2	30.9

Cash & cash equivalents, end of period	$179.4	$100.9	$48.2

Operating Activities

Cash provided by operating activities in 2012 was $173.0 million compared to $163.5 million in 2011 and $178.4 million in 2010. The $9.5 million increase in 2012 compared to 2011 was due primarily to higher net income, deferred income taxes, and income taxes recoverable, offset by a smaller amount of cash provided by changes in working capital in 2012 compared to 2011.

The $14.9 million decrease in 2011 compared to 2010 was due primarily to the timing of disbursements and the receipt of tax refunds in the prior year, offset in part by a reduction in inventory purchases.

Investing Activities

Cash used in investing activities was $80.4 million in 2012 compared to $90.2 million in 2011 and $554.7 million in 2010. The $9.8 million decrease in 2012 compared to 2011 was due primarily to using less cash for acquisitions offset in part by larger expenditures for property, plant and equipment related to our ongoing vertical integration.

The $464.5 million decrease in 2011 compared to 2010 was due primarily to the purchase price paid in 2010 in connection with the Cliffstar Acquisition. The decrease in 2011 compared to 2010 was offset in part by $34.3 million of payments made in 2011 related to contingent consideration and deferred consideration paid in connection with the Cliffstar Acquisition.

Financing Activities

Cash used in financing activities was $16.2 million in 2012 compared to cash used of $20.3 million in 2011 and cash provided of $393.3 million in 2010. During 2012, we made payments of $3.3 million on our long-term debt, $5.8 million for dividends and $1.2 million for financing fees. In 2011, we made payments of $6.8 million on our long-term debt and $7.8 million, net under our ABL facility.

In 2011, cash used in financing activities was $20.3 million compared to cash provided of $393.3 million in 2010. During 2011, we made payments of $6.8 million on our long-term debt. In 2011, we made net payments of $7.8 million on our ABL facility, which reduced our borrowings to nil. In 2010, we received proceeds of $375.0 million from the issuance of the 2018 Notes and $71.1 million in net proceeds from the underwritten public offering of 13.4 million of our common shares (the “Equity Offering”), partially offset by $14.2 million of financing fees, $12.5 million in net payments under the ABL facility, $18.7 million in payments of long-term debt, and $7.4 million of distributions to non-controlling interests.

Financial Liquidity

As of December 29, 2012, we had $605.8 million of debt and $179.4 million of cash and cash equivalents compared to $608.0 million of debt and $100.9 million of cash and cash equivalents as of December 31, 2011.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility, 2017 Notes, or 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2017 Notes and 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of December 29, 2012, our total availability under the ABL facility was $220.6 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets). We had no outstanding borrowings under the ABL facility and $11.0 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $209.6 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

We earn approximately 92.3% of our consolidated operating income in subsidiaries located outside of Canada. All of these foreign earnings are considered to be indefinitely reinvested in foreign jurisdictions where we have made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no Canadian income taxes have been provided on these foreign earnings. Cash and cash equivalents held by our foreign subsidiaries are readily convertible into other foreign currencies, including Canadian dollars. We do not intend, nor do we foresee a need, to repatriate these funds.

We expect existing domestic cash, cash equivalents, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating, investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our foreign operating and investing activities.

In the future, should we require more capital to fund significant discretionary activities in Canada than is generated by our domestic operations and is available through the issuance of domestic debt or stock, we could elect to repatriate future periods’ earnings from foreign jurisdictions. This alternative could result in a higher effective tax rate during the period of repatriation. While the likelihood is remote, we could also elect to repatriate earnings from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to additional Canadian income taxes and withholding taxes payable to various foreign jurisdictions, where applicable. This alternative could result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period foreign earnings.

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

During the fourth quarter of 2009, we completed our offering of $215.0 million in aggregate principal amount of the 2017 Notes resulting in net proceeds of approximately $206.8 million after a discount of $3.1 million and issuance costs of $5.1 million. The 2017 Notes mature on November 15, 2017 and pay interest semiannually on May 15th and November 15th of each year. The 2017 Notes are senior unsecured obligations and rank equally with all other existing and future unsubordinated indebtedness, including indebtedness under our credit facilities. We are subject to covenants and limitations on our and/or our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of December 29, 2012.

Contractual Obligations

The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 29, 2012:

		Payments due by period
(in millions of U.S. dollars)	Total	2013	2014	2015	2016	2017	Thereafter
8.375% Senior notes due in 2017	$215.0	$—	$—	$—	$—	$215.0	$—
8.125% Senior notes due in 2018	375.0	—	—	—	—	—	375.0
ABL facility[1]	—	—	—	—	—	—	—
GE Obligation[2]	9.9	0.9	1.0	1.0	7.0	—	—
Capital leases	4.6	0.8	1.0	1.0	0.5	0.4	0.9
Other long-term debt	1.3	0.2	0.3	0.3	0.3	0.2	—
Interest expense[3]	263.3	49.5	49.3	49.9	48.8	46.0	19.8
Operating leases	111.8	19.6	17.3	16.1	13.4	11.3	34.1
Guarantee purchase equipment	15.8	15.8	—	—	—	—	—
Pension obligations	2.0	2.0	—	—	—	—	—
Purchase obligations[4]	175.0	101.7	31.4	17.8	13.6	6.1	4.4

Total[5]	$1,173.7	$190.5	$100.3	$86.1	$83.6	$279.0	$434.2

[1]	The ABL facility is considered a current liability. As of December 29, 2012, we had no outstanding borrowings under the ABL facility.
[2]

We funded water bottling equipment through a financing agreement signed in January 2008 (the “GE Obligation”). At the end of the GE Obligation, we may exchange $6.5 million of deposits for the extinguishment of $6.5 million in debt.

[3]

Interest expense includes fixed interest on the 2018 Notes, the 2017 Notes, the GE Obligation, the ABL facility, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.

[4]	Purchase obligations consist of commitments for the purchase of inventory and energy. These obligations represent the minimum contractual obligations expected under the normal course of business.
[5]	The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $9.2 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt

Our total debt as of December 29, 2012 and December 31, 2011 was as follows:

(in millions of U.S. dollars)	December 29, 2012	December 31, 2011
8.375% senior notes due in 2017[1]	215.0	215.0
8.125% senior notes due in 2018	375.0	375.0
ABL facility	—	—
GE Obligation	9.9	12.4
Other capital leases	4.6	4.1
Other debt	1.3	1.5

Total debt	605.8	608.0
Less: Short-term borrowings and current debt:
ABL facility	—	—

Total short-term borrowings	—	—
GE Obligation - current maturities	0.9	2.6
Other capital leases - current maturities	0.8	0.6
Other debt - current maturities	0.2	0.2

Total current debt	1.9	3.4
Long-term debt before discount	603.9	604.6
Less discount on 8.375% notes	(2.1)	(2.5)

Total long-term debt	$601.8	$602.1

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

Asset-Based Lending Facility

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

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, May 15, 2017. We incurred $1.2 million of financing fees in connection with the amendment of the ABL facility. This amendment was considered to be a modification of the original agreement under generally accepted accounting standards.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendment of the ABL facility on July 19, 2012, are being amortized using the straight-line method over the duration of the amended ABL facility.

As of December 29, 2012, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $11.0 million of letters of credit, was $264.0 million as of December 29, 2012.

The effective interest rate as of December 29, 2012 on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	CDOR Spread	LIBOR Spread
Over $150	0.25%	0.25%	1.75%	1.75%	1.75%
$75 -150	0.50%	0.50%	2.00%	2.00%	2.00%
Under $75	0.75%	0.75%	2.25%	2.25%	2.25%

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of 2018 Notes. The issuer of the 2018 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2018 Notes.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of 2017 Notes. The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2017 Notes.

GE Financing Agreement

We funded $32.5 million of water bottling equipment purchases through a finance lease arrangement in 2008. The quarterly payments under the lease obligation totaled approximately $8.8 million per annum for the first two years, $5.3 million per annum for the subsequent two years, then $1.7 million per annum for the final four years.

Credit Ratings and Covenant Compliance

Credit Ratings

Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.

As of December 29, 2012, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B2	B+
2017 Notes	B3	B+
2018 Notes	B3	B+
Outlook	Positive	Stable

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

ABL Facility

On July 19, 2012, we, and the other parties to the ABL facility, agreed to amend the ABL facility to, among other things (a) extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, May 15, 2017, (b) change the threshold at which the springing minimum fixed charge coverage ratio would be tested, which threshold will now be met if excess availability is less than the greater of 10% of the lenders’ commitments under the revolving credit facility (the “Revolver”) or $27.5 million, and (c) change the threshold at which the springing cash dominion provision would become effective, which threshold will now be met if excess availability is less than the greater of 12.5% of the lenders’ commitments under the Revolver or $34.375 million. Although the minimum fixed charge coverage ratio was not triggered as of December 29, 2012, the ratio as calculated under this covenant was greater than 1.1 to 1.0. We were in compliance with all of the applicable covenants under the ABL facility as of December 29, 2012.

Common Share Repurchase Program

On May 1, 2012, our board of directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. During the second quarter of 2012, we repurchased 35,272 common shares for approximately $0.3 million through open market transactions. No additional repurchases were made under the program through December 29, 2012.

Issuer Purchases of Equity Securities

In the fourth quarter of 2012, 356,379 shares of our previously-issued common stock were withheld from delivery to our employees to satisfy their tax obligations related to stock-based awards.

Capital structure

Since December 31, 2011, equity has increased by $54.7 million. The increase was primarily the result of net income of $47.8 million, $4.5 million of non-controlling interest income, $4.9 million of share-based compensation expense, $10.7 million of foreign currency translation gain on the net assets of self-sustaining foreign operations, and $1.4 million in pension benefit plan adjustments offset by $5.8 million in dividend payments, $3.2 million in common share purchases, and $5.6 million of distributions to non-controlling interests.

Dividend payments

No dividend payments were made during 2010 or 2011. On October 31, 2012, the board of directors declared a dividend of C$0.06 per share on common shares, payable in cash on December 20, 2012 to shareowners of record at the close of business on December 4, 2012. The dividend payment was approximately $5.8 million in the aggregate. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2017 Notes and 2018 Notes, as well as other factors that the board of directors may deem relevant from time to time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not trade market risk sensitive instruments.

Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 34.2% of 2012 revenue and 32.5% of 2011 revenue, and are concentrated principally in the United Kingdom, Canada and Mexico. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10.0% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso as of December 29, 2012, at current levels of foreign debt and operations would result in our revenues in 2012 changing by $73.4 million and our gross profit in 2012 changing by $8.2 million. This change would be material to our cash flows and our results of operations.

Our primary exposure to foreign currency exchange rates relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold. In 2012, we entered into foreign currency contracts to hedge some of these currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). We do not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of non-performance by the counterparties, which we minimize by limiting our counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are $0.1 million, are estimated using market quotes. As of December 29, 2012, we had outstanding foreign exchange forward contracts with notional amounts of $13.5 million.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Since we did not have any ABL borrowings outstanding as of December 29, 2012, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $11.0 million of outstanding letters of credit) would not result in additional interest expense or be material to our cash flows or our results of operations. The weighted average interest rate of our debt outstanding at December 29, 2012 was 8.2%.

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

The information below summarizes our market risks associated with long-term debt obligations as of December 29, 2012. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of December 29, 2012.

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding debt balance		Weighted average interest rate
Debt maturing in:
2013	$1.9		8.2%
2014	2.3		8.2%
2015	2.3		8.2%
2016	7.8		8.2%
2017	215.6		8.1%
Thereafter	375.9		8.1%

Total	$605.8	[1]

[1]

We funded the purchase of water bottling equipment through the GE Obligation. At the end of the GE Obligation, we may exchange $6.5 million of deposits for the extinguishment of $6.5 million in debt or elect to purchase such equipment.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET resin, corn for HFCS, sugar, fruit and fruit concentrates. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $30.0 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2012 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012, and concluded that it was effective as of December 29, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm, who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy circular for the 2013 Annual Meeting of Shareowners, which will be filed within 120 days after December 29, 2012 (the “2013 Proxy Circular”). The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our 2013 Proxy Circular. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

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

Section 16(a) Beneficial ownership reporting compliance

The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2013 Proxy Circular.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” section of our 2013 Proxy Circular.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2013 Proxy Circular.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2013 Proxy Circular.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Certified Public Accounting Firm” section of our 2013 Proxy Circular.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as part of this report are as follows:

1. Financial Statements

The consolidated financial statements and accompanying report of independent registered certified public accounting firm are listed in the Index to Consolidated Financial Statements and are filed as part of this report.

2. Financial Statement Schedule

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
Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ JERRY FOWDEN	Date: February 27, 2013	/S/ GREGORY MONAHAN	Date: February 27, 2013
Jerry Fowden Chief Executive Officer, Director (Principal Executive Officer)		Gregory Monahan Director

/S/ JAY WELLS	Date: February 27, 2013	/S/ MARIO PILOZZI	Date: February 27, 2013
Jay Wells Chief Financial Officer (Principal Financial Officer)		Mario Pilozzi Director

/S/ GREGORY LEITER	Date: February 27, 2013	/S/ GEORGE A. BURNETT	Date: February 27, 2013
Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)		George A. Burnett Director

/S/ DAVID T. GIBBONS	Date: February 27, 2013	/S/ ANDREW PROZES	Date: February 27, 2013
David T. Gibbons Chairman, Director		Andrew Prozes Director

/S/ MARK BENADIBA	Date: February 27, 2013	/S/ GRAHAM SAVAGE	Date: February 27, 2013
Mark Benadiba Director		Graham Savage Director

/S/ STEPHEN H. HALPERIN	Date: February 27, 2013	/S/ ERIC ROSENFELD	Date: February 27, 2013
Stephen H. Halperin Director		Eric Rosenfeld Director

/S/ BETTY JANE HESS	Date: February 27, 2013
Betty Jane Hess Director

COTT CORPORATION

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

Cott Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 27, 2013

COTT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars except share and per share amounts)

	For the Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011

Revenue, net	$2,250.6	$2,334.6	$1,803.3
Cost of sales	1,961.1	2,058.0	1,537.0

Gross profit	289.5	276.6	266.3

Selling, general and administrative expenses	178.0	172.7	166.7
Loss on disposal of property, plant & equipment	1.8	1.2	1.1
Restructuring and asset impairments
Restructuring	—	—	(0.5)
Asset impairments	—	0.6	—
Intangible asset impairments	—	1.4	—

Operating income	109.7	100.7	99.0

Contingent consideration earn-out adjustment	0.6	0.9	(20.3)
Other (income) expense, net	(2.0)	2.2	4.0
Interest expense, net	54.2	57.1	36.9

Income before income taxes	56.9	40.5	78.4

Income tax expense (benefit)	4.6	(0.7)	18.6

Net income	$52.3	$41.2	$59.8

Less: Net income attributable to non-controlling interests	4.5	3.6	5.1

Net income attributed to Cott Corporation	$47.8	$37.6	$54.7

Net income per common share attributed to Cott Corporation
Basic	$0.51	$0.40	$0.64
Diluted	0.50	0.40	0.63

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,553	94,241	85,588
Diluted	94,775	95,001	86,185

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions of U.S. dollars)

	For the Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011

Net income	$52.3	$41.2	$59.8

Other comprehensive income (loss):
Currency translation adjustment	10.7	(4.7)	4.5
Pension benefit plan, net of tax[1]	1.4	(3.1)	(0.4)
Unrealized gain (loss) on derivative instruments, net of tax[2]	—	0.6	(0.3)

Total other comprehensive income (loss)	12.1	(7.2)	3.8

Comprehensive income	$64.4	$34.0	$63.6

Less: Comprehensive income attributable to non-controlling interests	4.3	3.6	5.1

Comprehensive income attributed to Cott Corporation	$60.1	$30.4	$58.5

[1]	Net of a $1.1 million tax expense, $0.6 million tax benefit and $0.6 million tax benefit for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.
[2]	Net of a $0.3 million tax expense and $0.1 million tax benefit effect for the years ended December 31, 2011 and January 1, 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars, except share amounts)

	December 29, 2012	December 31, 2011
ASSETS
Current assets
Cash & cash equivalents	$179.4	$100.9
Accounts receivable, net of allowance	199.4	210.8
Income taxes recoverable	1.2	9.9
Inventories	224.8	210.0
Prepaid expenses and other current assets	20.3	19.3

Total current assets	625.1	550.9

Property, plant & equipment, net	490.9	482.2
Goodwill	130.3	129.6
Intangibles and other assets, net	315.4	341.1
Deferred income taxes	3.3	4.1
Other tax receivable	0.9	1.0

Total assets	$1,565.9	$1,508.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1.9	$3.4
Accounts payable and accrued liabilities	287.7	281.1

Total current liabilities	289.6	284.5

Long-term debt	601.8	602.1
Deferred income taxes	39.1	34.1
Other long-term liabilities	12.5	20.0

Total liabilities	943.0	940.7
Commitments and contingencies - Note 17

Equity

Capital stock, no par - 95,371,484 (December 31, 2011 - 95,101,230) shares issued	397.8	395.9
Treasury stock	—	(2.1)
Additional paid-in-capital	40.4	42.6
Retained earnings	186.0	144.1
Accumulated other comprehensive loss	(12.4)	(24.7)

Total Cott Corporation equity	611.8	555.8
Non-controlling interests	11.1	12.4

Total equity	622.9	568.2

Total liabilities and equity	$1,565.9	$1,508.9

Approved by the Board of Directors:

/s/ Graham Savage
Director

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	For the Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Operating Activities
Net income	$52.3	$41.2	$59.8
Depreciation & amortization	97.7	95.3	74.0
Amortization of financing fees	3.7	3.9	2.7
Share-based compensation expense	4.9	2.9	4.7
Increase (decrease) in deferred income taxes	3.8	(3.7)	17.0
Write-off of financing fees	—	—	1.4
Gain on bargain purchase	(0.9)	—	—
Loss on disposal of property, plant & equipment	1.8	1.2	1.1
Loss on buyback of Notes	—	—	0.1
Asset impairments	—	0.6	—
Intangible asset impairments	—	1.4	—
Contingent consideration earn-out adjustment	—	—	(20.3)
Contract termination charge	—	—	3.6
Contract termination payments	—	(3.1)	(5.4)
Other non-cash items	(0.4)	4.9	5.5
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	15.0	(5.0)	(3.9)
Inventories	(12.1)	6.5	(28.4)
Prepaid expenses and other current assets	(0.3)	5.8	2.6
Other assets	0.9	(0.7)	(1.6)
Accounts payable and accrued liabilities, and other liabilities	(2.2)	11.5	39.8
Income taxes recoverable	8.8	0.8	25.7

Net cash provided by operating activities	173.0	163.5	178.4

Investing Activities
Acquisition	(9.7)	(34.3)	(507.7)
Additions to property, plant & equipment	(69.7)	(48.8)	(44.0)
Additions to intangibles and other assets	(5.2)	(5.7)	(4.2)
Proceeds from sale of property, plant & equipment	2.3	0.4	1.2
Proceeds from insurance recoveries	1.9	—	—
Other investing activities	—	(1.8)	—

Net cash used in investing activities	(80.4)	(90.2)	(554.7)

Financing Activities
Payments of long-term debt	(3.3)	(6.8)	(18.7)
Issuance of long-term debt	—	—	375.0
Borrowings under ABL	24.5	224.1	366.5
Payments under ABL	(24.5)	(231.9)	(379.0)
Distributions to non-controlling interests	(5.6)	(6.0)	(7.4)
Issuance of common shares, net of offering fees	—	0.3	71.1
Common share repurchase	(0.3)	—	—
Dividends to shareholders	(5.8)	—	—
Financing fees	(1.2)	—	(14.2)

Net cash (used in) provided by financing activities	(16.2)	(20.3)	393.3

Effect of exchange rate changes on cash	2.1	(0.3)	0.3

Net increase in cash & cash equivalents	78.5	52.7	17.3

Cash & cash equivalents, beginning of period	100.9	48.2	30.9

Cash & cash equivalents, end of period	$179.4	$100.9	$48.2

Supplemental Non-cash Investing and Financing Activities:
Capital lease additions	$1.0	$0.2	$2.4
Common stock repurchased through accrued expenses	$2.9
Deferred consideration	—	—	13.2
Contingent consideration earn-out	—	—	32.2
Working capital adjustment	—	—	(4.7)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$51.0	$53.8	$22.8
Cash (received) paid for income taxes, net	(7.7)	1.3	(24.3)

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of U.S. dollars, except share amounts)

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Equity
Balance at January 2, 2010	81,331	1,504	$322.5	$(4.4)	$37.4	$51.8	$(21.3)	$15.3	$401.3

Common shares issued	13,340	—	71.1	—	—	—	—	—	71.1
Common shares issued - Directors’ Share Award	79	—	—	—	0.7	—	—	—	0.7
Tax impact of common shares issuance	—	—	2.0	—	—	—	—	—	2.0
Treasury shares issued - PSU Plan	—	(437)	—	1.2	(1.3)	—	—	—	(0.1)
Treasury shares issued - EISPP	—	(16)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4.0	—	—	—	4.0
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7.4)	(7.4)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	4.5	—	4.5
Pension benefit plan, net of tax	—	—	—	—	—	—	(0.4)	—	(0.4)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	—	54.7	—	5.1	59.8

Balance at January 1, 2011	94,750	1,051	$395.6	$(3.2)	$40.8	$106.5	$(17.5)	$13.0	$535.2

Common shares issued-Directors’ Share Award	76	—	—	—	0.7	—	—	—	0.7
Treasury shares issued - PSU Plan	—	(181)	—	0.5	(0.5)	—	—	—	—
Treasury shares issued - EISPP	—	(196)	—	0.6	(0.6)	—	—	—	—
Share-based compensation	—	—	—	—	2.2	—	—	—	2.2
Options exercised	275	—	0.3	—	—	—	—	—	0.3
Contributions to non-controlling interests	—	—	—	—	—	—	—	1.8	1.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6.0)	(6.0)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(4.7)	—	(4.7)
Pension benefit plan, net of tax	—	—	—	—	—	—	(3.1)	—	(3.1)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	0.6	—	0.6
Net income	—	—	—	—	—	37.6	—	3.6	41.2

Balance at December 31, 2011	95,101	674	$395.9	$(2.1)	$42.6	$144.1	$(24.7)	$12.4	$568.2

Common shares issued - Directors’ Share Award	96	—	—	—	0.7	—	—	—	0.7
Common shares repurchased and cancelled	(392)	—	(3.1)	—	—	(0.1)	—	—	(3.2)
Treasury shares issued - Time-based RSUs	—	(674)	—	2.1	(2.1)	—	—	—	—
Common shares issued - Time-based RSUs	566	—	5.0	—	(5.0)	—	—	—	—
Share-based compensation	—	—	—	—	4.2	—	—	—	4.2
Dividend payment	—	—	—	—	—	(5.8)	—	—	(5.8)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5.6)	(5.6)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	10.9	(0.2)	10.7
Pension benefit plan, net of tax	—	—	—	—	—	—	1.4	—	1.4
Unrealized gain(loss) on derivative instruments, net of tax	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	47.8	—	4.5	52.3

Balance at December 29, 2012	95,371	—	$397.8	$—	$40.4	$186.0	$(12.4)	$11.1	$622.9

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages, and ready-to-drink teas, as well as alcoholic beverages for brand owners.

Note 1—Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.

For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, we had 52 weeks of activity.

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

Sales incentives

We participate in various incentive programs with our customers, including volume-based incentives, contractual rebates and promotional allowances. Volume incentives are based on our customers achieving volume targets for a period of time. Volume incentives and contractual rebates are deducted from revenue and accrued as the incentives are earned and are based on management’s estimate of the total the customer is expected to earn and claim. Promotional allowances are accrued at time of revenue recognition and deducted from revenue based on either the volume shipped or the volume sold at the retailer location, depending on the terms of the allowance. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals and revenues accordingly.

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

Share-based compensation

Share-based compensation expense for all share-based compensation awards is based on the grant-date fair value. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. No estimated forfeitures were included in the calculation of share-based compensation for the 2012, 2011 and 2010 share-based awards.

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

Allowance for doubtful accounts

A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and sales returns and deductions. Our accounting policy for the allowance for doubtful accounts requires us to reserve an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is allocated between cost of sales and selling, general and administration expenses and is determined using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	10 to 40 years
Machinery and equipment	7 to 15 years
Furniture and fixtures	3 to 10 years
Plates, films and molds	1 to 10 years
Vending	5 to 10 years
Transportation equipment	3 to 15 years
IT Systems	3 to 7 years

Leasehold improvements are amortized using the straight-line method over the remaining life of the lease or useful life, whichever is shorter. Maintenance and repairs are charged to operating expense when incurred.

Goodwill and indefinite life intangible assets:

The following table summarizes our goodwill on a reporting segment basis as of December 29, 2012 and December 31, 2011:

(in millions of U.S. dollars)	December 29, 2012	December 31, 2011
North America
Balance at beginning of year	$125.1	$125.7
Goodwill acquired during the year	—	—
Foreign exchange	0.7	(0.6)

Balance at end of year	$125.8	$125.1

RCI
Balance at beginning of year	$4.5	$4.5
Goodwill acquired during the year	—	—
Foreign exchange	—	—

Balance at end of year	$4.5	$4.5

Total
Balance at beginning of year	$129.6	$130.2
Goodwill acquired during the year	—	—
Foreign exchange	0.7	(0.6)

Balance at end of year	$130.3	$129.6

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available, and are at or one level below our operating segments. For the purpose of testing goodwill for impairment, our reporting units are U.S., Canada and RCI. We had goodwill of $130.3 million on our balance sheet at December 29, 2012, which represents amounts for the U.S., Canada and the RCI reporting units.

In 2012, for our Canada and RCI reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. If, after assessing the totality of events or circumstances, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would have performed the first step of the two-step goodwill impairment test. We concluded that it was more likely than not that the fair value of each reporting unit was more than its carrying amount and therefore we were not required to perform the first step of the two-step goodwill impairment test.

For our U.S. reporting unit, we chose to bypass the qualitative assessment and performed the first step of the two-step goodwill impairment test using a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the public company approach. We believe using a combination of the two approaches provides a more accurate valuation because it incorporates the actual cash generation of the Company in addition to how a third party market participant would value the reporting unit. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted average terminal growth rate of 1% for our U.S. reporting unit in 2012 and 2011. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market (including a decline in CSD demand), projected changes in the sale of our products, pricing of such products and operating profit margins. The estimated revenue changes in this analysis for the U.S. reporting unit ranged between -1.4% and 3.0% for 2012 and 2.2% and 3.4% for 2011.

The discount rate used for the fair value estimates in this analysis was 10.5% for 2012 and ranged from 11% to 12% for 2011 and 10% to 12% for 2010. These rates were based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The risk-free rate was 2.4% and 2.6% for 2012 and 2011, respectively, and was based on a 20-year U.S. Treasury Bill as of the valuation date.

Each year during the fourth quarter, we re-evaluate the assumptions used to reflect changes in the business environment, such as revenue growth rates, operating profit margins and discount rate. Based on the evaluations performed this year, we determined that the fair value of our reporting units exceeded their carrying amounts.

Intangible and other assets

As of December 29, 2012, other intangible assets were $270.4 million, consisting principally of $225.0 million of customer relationships that arose from acquisitions, $13.3 million of financing costs, $15.0 million of information technology assets, and $5.5 million of trademarks. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a customer. The permanent loss or significant decline in sales to any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer. In 2010, we recorded $216.9 million of customer relationships acquired in connection with the Cliffstar Acquisition. In 2012 and 2011, we recorded an asset impairment charge of nil and $1.4 million, respectively, related primarily to customer relationships.

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”). This asset has a net book value of $45.0 million. Prior to 2001, we paid a volume based royalty to the Royal Crown Company for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible.

The life of the Rights is considered to be indefinite and therefore not amortized, but instead is tested at least annually for impairment or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the Rights to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method, which calculates a fair value royalty rate that is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The relief from royalty method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting cash flows are discounted using a discount rate of 14.5% and estimated volume changes between 1.0% and 10.0%. No impairment was calculated for the year ended December 29, 2012. Absent any other changes, if our inter-plant concentrate volume declines by 1.0% from our estimated volume, the fair value of our Rights would decline by approximately $1.5 million. If our RCI volume declines by 1.0% from our estimated volume, the fair value of the Rights would decline by approximately $2.6 million. If our discount rate increases by 100 basis points, the fair value of the Rights would decline by approximately $5.2 million. None of these adjustments would result in an impairment of our Rights as either a stand-alone adjustment or in combination.

Impairment of long-lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. In 2011, we recorded an impairment of long-lived assets of $0.6 million related to a production plant in Mexico that ceased operations. We did not record impairments of long-lived assets in 2012 or 2010.

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

Recently issued accounting pronouncements

ASU 2011-08—Intangibles—Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance in regards to testing goodwill for impairment to address concern raised about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Accounting Standards Codification (“ASC”) Topic 350 – “Intangibles-Goodwill and Other.” The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We have adopted this guidance and incorporated it into our goodwill assessment procedures.

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

ASU 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB amended its guidance in regards to testing indefinite-lived intangible assets for impairment in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendment permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Subtopic 350-30, “Intangibles—Goodwill and Other”—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We are currently assessing the impact of this standard on our consolidated financial statements.

Note 2—Acquisition

In March of 2012, our U.K. reporting segment acquired a beverage and wholesale business based in Scotland for approximately $5.0 million. The business was purchased from a company in administration and provides a number of benefits to our U.K. reporting segment, including increased product offerings, logistical synergies and access to an additional production line. The acquisition has been accounted for using the purchase method of accounting for business combinations, and related operating results are included in the Consolidated Statements of Operations for the periods subsequent to the acquisition. The identified assets, which included inventory, property, plant and equipment, trade names and customer lists, were recorded at their estimated fair values, which exceeded the fair value of the purchase price of the business. Accordingly, the acquisition has been accounted for as a bargain purchase and, as a result, we recognized a gain of approximately $0.9 million associated with the acquisition. The gain is included in the other (income) expense, net section of the Consolidated Statements of Operations.

On August 17, 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration payable in equal installments over three years and contingent consideration of up to $55.0 million (the “Cliffstar Acquisition”). The first $15.0 million of the contingent consideration was paid upon the achievement of milestones in certain expansion projects in 2010. The remainder of the contingent consideration was to be calculated based on the achievement of certain performance measures during the fiscal year ending January 1, 2011.

In 2011, the seller of Cliffstar raised certain objections to the performance measures used to calculate the contingent consideration, and the parties commenced the dispute resolution mechanism provided for in the asset purchase agreement. During 2011, Cott made interim payments to the seller equal to $29.6 million which was net of a $4.7 million refund due to Cott and included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s claims for an additional $12.1 million in contingent consideration were submitted to binding arbitration pursuant to the asset purchase agreement and favorably resolved by payment by Cott in February 2013 of approximately $0.6 million.

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

The Cliffstar Acquisition is being accounted for under the purchase accounting method, in accordance with ASC 805, “Business Combinations”, with the assets and liabilities acquired recorded at their fair values at the date of the Cliffstar Acquisition. Identified intangible assets, goodwill and property, plant and equipment are recorded at their estimated fair values per valuations. The results of operations of the acquired business have been included in our operating results beginning as of the date of the Cliffstar Acquisition. We allocated the purchase price of the Cliffstar Acquisition to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets are amortized using the straight-line amortization method.

In addition to the purchase price, we incurred $7.2 million of acquisition related costs, which were expensed as incurred and recorded in the selling, general, and administrative expenses caption of our Consolidated Statements of Operations for the year ended January 1, 2011, in accordance with ASC 805.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Cliffstar Acquisition.

As reported at January 1, 2011
(in millions of U.S. dollars)
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

	For the Year Ended
(in millions of U.S. dollars, except share amounts)	January 1, 2011	January 2, 2010
Revenue	$2,206.5	$2,268.0

Net income[1]	67.0	87.1

Net income per common share, diluted	$0.78	$0.93

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

Note 3—Restructuring and Asset Impairments

In 2007, we implemented the North American Realignment and Cost Reduction Plan (the “North American Plan”) to consolidate the management of our Canadian and U.S. businesses to a North American basis, among other objectives. In 2010, we paid the remaining lease termination costs in connection with the North American Plan.

During 2012 and 2011, the Company had no restructuring activities. During 2010, the Company made $5.4 million of cash payments related to the North American Plan. These cash payments included $3.0 million related to the settlement of one of its lease obligations, which resulted in a gain of $0.4 million. In addition, the Company recorded a $0.1 million gain related to other non-cash charges for the North American Plan during 2010. We do not anticipate incurring any additional restructuring charges related to the North American Plan in the future.

The following table summarizes restructuring, asset impairment and intangible asset impairment charges (gains) for the years ended December 29, 2012, December 31, 2011 and January 1, 2011:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2012	December 31, 2011	January 1, 2011

Restructuring	$—	$—	$(0.5)
Asset impairments	—	0.6	—
Intangible asset impairments	—	1.4	—

	$—	$2.0	$(0.5)

As of December 29, 2012 and December 31, 2011, no amounts are owed under our restructuring plans.

Year ended December 31, 2011

The following table summarizes our asset impairment charges on a reporting segment basis for the year ended December 31, 2011.

(in millions of U.S. dollars)	North America	Mexico	Total

Asset impairments	$—	$0.6	$0.6
Intangible asset impairments	1.4	—	1.4

	$1.4	$0.6	$2.0

Asset impairments - In 2011, we recorded an asset impairment charge of $1.4 million related primarily to customer relationships. Also, in 2011, we recorded a $0.6 million impairment of long-lived assets related to a production plant in Mexico that ceased operations.

Note 4—Other (Income) Expense, Net

The following table summarizes other (income) and expenses for the years ended December 29, 2012, December 31, 2011 and January 1, 2011:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2012	December 31, 2011	January 1, 2011

Foreign exchange loss	$0.8	$2.2	$2.6
Gain on bargain purchase	(0.9)	—	—
Proceeds from insurance recoveries	(1.9)	—	—
Write-off of financing fees	—	—	1.4

Total	$(2.0)	$2.2	$4.0

Note 5—Interest Expense

The following table summarizes interest expense for the years ended December 29, 2012, December 31, 2011 and January 1, 2011:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2012	December 31, 2011	January 1, 2011

Interest on long-term debt	$49.4	$50.1	$31.6
Other interest expense	4.8	7.0	5.3

Total	$54.2	$57.1	$36.9

Note 6—Income Tax Expense (Benefit)

Income before income taxes consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2012	December 31, 2011	January 1, 2011

Canada	$22.9	$20.1	$16.2
Outside Canada	34.0	20.4	62.2

Income before income taxes	$56.9	$40.5	$78.4

Income tax expense (benefit) consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2012	December 31, 2011	January 1, 2011

Current
Canada	$2.4	$2.2	$0.5
Outside Canada	(1.6)	0.5	1.8

	$0.8	$2.7	$2.3

Deferred
Canada	$0.6	$0.8	$4.0
Outside Canada	3.2	(4.2)	12.3

	$3.8	$(3.4)	$16.3

Income tax expense (benefit)	$4.6	$(0.7)	$18.6

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2012	December 31, 2011	January 1, 2011

Income tax expense based on Canadian statutory rates	$14.4	$10.9	$22.7
Foreign tax rate differential	1.2	(3.0)	4.2
Tax exempt income	(14.8)	(14.2)	(5.6)
Dividend income	0.7	1.0	—
Changes in enacted tax rates	(0.8)	(0.8)	(0.5)
Increase in valuation allowance	4.0	10.3	1.0
Decrease to uncertain tax positions	(0.8)	(0.9)	(1.7)
Non-controlling interests	(1.6)	(1.3)	(1.8)
Other items	2.3	(2.7)	0.3

Income tax expense (benefit)	$4.6	$(0.7)	$18.6

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	December 29, 2012	December 31, 2011

Deferred tax assets
Loss carryforwards	$53.8	$43.3
Leases	4.1	5.1
Property, plant & equipment	4.5	3.2
Liabilities and reserves	12.0	11.7
Stock options	0.9	2.2
Inventories	3.7	4.9
Other	4.1	2.5

	83.1	72.9

Deferred tax liabilities
Property, plant & equipment	(63.6)	(59.2)
Intangible assets	(15.9)	(10.5)
Other	(0.8)	(0.9)

	(80.3)	(70.6)

Valuation allowance	(27.5)	(22.2)

Net deferred tax liability	$(24.7)	$(19.9)

The increase in the valuation allowance from December 31, 2011 to December 29, 2012 was primarily the result of additional allowances booked in the U.S and Mexico.

The deferred tax assets and liabilities have been classified as follows on the Consolidated Balance Sheets:

(in millions of U.S. dollars)	December 29, 2012	December 31, 2011

Deferred tax assets:
Current	$11.1	$10.6
Long-term	3.3	4.1
Deferred tax liabilities:
Current	$—	$(0.5)
Long-term	(39.1)	(34.1)

Net deferred tax liability	$(24.7)	$(19.9)

As a result of certain realization requirements of ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 29, 2012 and December 31, 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 29, 2012, equity will be increased by $2.8 million if and when such deferred tax assets are ultimately realized.

At December 29, 2012, undistributed earnings of our foreign operations were considered to be permanently reinvested. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. The determination of the amount of deferred taxes on these earnings is not practicable because the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

As of December 29, 2012, we have operating loss carryforwards totaling $319.6 million, credit carryforwards totaling $1.5 million and capital loss carryforwards totaling $14.4 million. The operating loss carryforward amount was attributable to Mexico operating loss carryforwards of $20.8 million that will expire from 2018 to 2022 and U.S. federal and state operating loss carryforwards of $108.8 million and $190.0 million, respectively. The U.S. federal operating loss carryforwards will expire from 2027 to 2032, and the state operating loss carryforwards will expire from 2013 to 2032.

The credit carryforward amount was attributable to a U.S. federal alternative minimum tax credit carryforward of $0.7 million with an indefinite life and U.S. state credit carryforwards of $0.8 million that will expire from 2014 to 2018. The capital loss carryforward is attributable to a Canadian capital loss of $10.8 million and a U.K. capital loss of $3.6 million, both with an indefinite life.

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to uncertainty resulting from the lack of sustained taxable income in recent years in the U.S. and Mexico, we have determined that it is more likely than not that the benefit from net operating loss carryforwards and other net deferred tax assets in these jurisdictions will not be realized in the future. In recognition of this risk, we have provided a valuation allowance of $15.2 million and $8.8 million to reduce our deferred tax assets in the U.S. and Mexico, respectively.

Additionally, we have determined that it is more likely than not that the benefit from our capital losses in Canada and the U.K. will not be realized in the future due to the uncertainty regarding potential future capital gains in each jurisdiction. In recognition of this risk, we have provided a valuation allowance of $2.7 million on our Canadian capital losses and $0.8 million on our U.K. capital losses.

If our assumptions change and we determine we will be able to realize these deferred tax assets, an income tax benefit of $27.2 million will be realized as a result of the reversal of the valuation allowance at December 29, 2012.

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2012	December 31, 2011	January 1, 2011
Unrecognized tax benefits at beginning of year	$9.0	$13.3	$14.7
Additions based on tax positions taken during a prior period	0.1	0.2	0.4
Reductions based on tax positions taken during a prior period	(2.2)	—	(2.6)
Settlement on tax positions taken during a prior period	—	(5.8)	(0.8)
Lapse in statute of limitations	(0.1)	—	—
Additions based on tax positions taken during the current period	2.2	1.7	1.1
Foreign exchange	0.2	(0.4)	0.5

Unrecognized tax benefits at end of year	$9.2	$9.0	$13.3

As of December 29, 2012, we had $9.2 million of unrecognized tax benefits, a net increase of $0.2 million from $9.0 million as of December 31, 2011. If we recognized our tax positions, approximately $3.8 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.8 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recovered $0.2 million, $0.2 million and $0.2 million of interest and penalties during the year ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. The amount of interest and penalties recognized as an asset in the Consolidated Balance Sheets for 2012 and 2011 was $0.1 million and $3.1 million, respectively.

Years prior to 2007 are closed to audit by the Internal Revenue Service. Years prior to 2007 are closed to audit by U.S. state jurisdictions. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2005 through 2008. Years prior to 2005 are closed to audit by the CRA. Years prior to 2007 are closed to audit by both the U.K. and Mexico tax authorities.

Note 7—Share-based Compensation

Each of our share-based compensation plans has been approved by our shareowners, except for our 1986 Common Share Option Plan, as amended (the “Option Plan”), which was adopted prior to our initial public offering, and a stock option award granted to our Chief Executive Officer, which was an inducement grant made to attract and retain that executive. Subsequent amendments to the Option Plan that required shareowner approval have been approved.

The table below summarizes the share-based compensation expense for the years ended December 29, 2012, December 31, 2011, and January 1, 2011. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “PSUs” mean performance share units granted under our Amended and Restated Performance Share Unit Plan (the “PSU Plan”), (ii) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”); (iii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan, (iv) “EISPP” means common share units granted under the Restated Executive Incentive Share Purchase Plan (the “Restated EISPP”); (v) “Director share awards” mean common shares granted to the non-management members of Cott’s board of directors under the 2010 Equity Incentive Plan, which were issued in consideration of such directors’ annual board retainer fee; and (vi) “Share appreciation rights” mean share appreciation rights granted under the Amended and Restated Share Appreciation Rights Plan.

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2012	December 31, 2011	January 1, 2011
Stock options	$0.4	$—	$1.0
PSUs	—	—	0.2
Performance-based RSUs	0.7	(1.2)	1.4
Time-based RSUs	3.1	3.4	1.3
Directors’ share awards	0.7	0.7	0.7
Share appreciation rights	—	—	0.1

Total	$4.9	$2.9	$4.7

During the third quarter of 2011, we concluded that it was no longer probable that the targets established for the Performance-based RSUs awarded in 2010 and 2011 would be met, and we no longer expect these awards to ultimately vest. Accordingly, we recorded an adjustment to reverse $3.3 million in compensation costs that had been recorded to date for the Performance-based RSUs awarded in 2010 and 2011. We continue to accrue the compensation expense for the Performance-based RSUs awarded in 2012.

As of December 29, 2012, the unrecognized share-based compensation expense and years we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars)	Unrecognized share-based compensation expense as of December 29, 2012	Weighted average years expected to recognize compensation

Time-based RSUs	$2.3	1.8
Performance-based RSUs	1.7	2.0
Stock options	1.0	2.0

Total	$5.0

Stock Options

Subsequent to the adoption of the 2010 Equity Incentive Plan, the Human Resources and Compensation Committee of the board of directors (“HRCC”) determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the Option Plan. In connection with the termination of the Option Plan, outstanding options will continue in accordance with the terms of the Option Plan until vested, paid out, forfeited or terminated, as applicable. No further awards will be granted under the Option Plan. Future awards, including any awards of options, are expected to be governed by the terms of the Company’s 2010 Equity Incentive Plan.

During 2012, approximately 385,000 options were granted to certain of our employees under the 2010 Equity Incentive Plan at an exercise price of $6.58 per share (C$6.47 at date of issuance). The fair value of the option grant was estimated to be $4.04 using the Black-Scholes option pricing model. No options were granted during the year ended December 31, 2011. Options representing 250,000 shares were granted to our Chief Executive Officer during the first quarter of 2010 at an exercise price of C$8.01 per share. The fair value of this option grant was estimated to be C$5.16 using the Black-Scholes option pricing model. On August 9, 2010, the Company entered into a Common Share Option Cancellation and Forfeiture Agreement to cancel this option award. The cancellation was effective as of September 22, 2010. The Company entered into this arrangement with the Chief Executive Officer in order to transition him to the Company’s 2010 Equity Incentive Plan, which was approved by shareholders on May 4, 2010. Future grants to this and other executive officers are expected to be governed by the terms of such plan.

No options were granted during the year ended December 31, 2011. The fair value of each option granted during the years ended December 29, 2012, December 31, 2011, and January 1, 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Risk-free interest rate	2.4%	n/a	2.5%
Average expected life (years)	6.5	n/a	5.5
Expected volatility	66.4%	n/a	74.8%
Expected dividend yield	—	n/a	—

Stock option activity was as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic (C$) (in thousands)
Balance at January 2, 2010	831	$18.97	4.6	$618.1

Granted	250	8.01
Forfeited or expired	(377)	20.33

Balance at January 1, 2011	704	$16.67	4.2	$625.0

Exercised	(275)	1.32
Forfeited or expired	(145)	38.27

Balance at December 31, 2011	284	$20.47	1.7	$263.0

Granted	385	6.47
Forfeited or expired	(201)	24.40

Balance at December 29, 2012	468	$7.28	7.3	$819.9

Vested at December 29, 2012	125	$9.49	2.1	$330.0

Exercisable at December 29, 2012	125	$9.49	2.1	$330.0

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on December 29, 2012, which was C$7.90 (December 31, 2011— C$6.40; January 1, 2011—C$8.95), and the exercise price, multiplied by the number of in-the-money stock options as of the same date. There were no stock options exercised in 2012 and 2010. The total intrinsic value of stock options exercised during the year ended December 31, 2011 was $0.4 million.

Total compensation cost related to unvested awards under the option plan not yet recognized is $1.0 million. The total fair value of shares that vested during the year ended December 29, 2012 was nil.

Outstanding options at December 29, 2012 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (C$)	Number Exercisable (in thousands)	Remaining Contractual Life (Years)	Weighted Exercise Price (C$)	Number Exercisable (in thousands)	Weighted Exercise Price (C$)
$ 3.50	75	2.6	$3.50	75	$3.50
$ 6.47	343	9.2	$6.47	—	$—
$18.48	50	1.3	$18.48	50	$18.48

	468	7.3	$7.28	125	$9.49

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

On May 3, 2012, we granted 96,010 common shares to the non-management members of our board of directors under the 2010 Equity Incentive Plan for approximately $0.7 million. The common shares were issued in consideration of the directors’ annual board retainer fee.

In 2012, we granted 330,969 Performance-based RSUs, 441,996 Time-based RSUs and 384,546 stock options to certain of our employees. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on January 1, 2012 and ending on the last day of our 2014 fiscal year. The amount of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the period beginning on January 1, 2012 and ending on the last day of our 2014 fiscal year. The Time-based RSUs and the stock options vest on the last day of our 2014 fiscal year.

On May 6, 2011, we granted 76,110 common shares to the non-management members of our board of directors under the 2010 Equity Incentive Plan for approximately $0.7 million. The common shares were issued in consideration of the directors’ annual board retainer fee.

In 2011, we granted 592,163 Performance-based RSUs and 151,545 Time-based RSUs to certain of our employees. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on January 2, 2011 and ending on the last day of our 2013 fiscal year. The amount of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the period beginning on January 2, 2011 and ending on the last day of our 2013 fiscal year. The Time-based RSUs vest on the last day of our 2013 fiscal year.

On May 4, 2010, we granted 78,790 common shares to the non-management members of our board of directors under the 2010 Equity Incentive Plan for approximately $0.7 million. The common shares were issued in consideration of the directors’ annual board retainer fee.

In 2010, we granted 1,726,807 Performance-based RSUs and 1,396,807 Time-based RSUs to certain of our employees. The performance targets established for these Performance-based RSUs were not met, and as a result, such awards did not vest. During the fourth quarter of 2012, the Time-based RSUs vested on the last day of our 2012 fiscal year and were issued for approximately $7.1 million.

During the year ended December 29, 2012, Performance-based RSU and Time-based RSU activity was as follows:

(in thousands)	Number of Performance- based RSUs	Number of Time-based RSUs

Balance at December 31, 2011	2,319	1,548
Awarded	331	442
Issued	—	(1,240)
Cancelled	(1,558)	—
Forfeited	(267)	(221)

Outstanding at December 29, 2012	825	529

Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are cancelled or settled without the issuance of shares return to the pool of shares available for issuance under the 2010 Equity Incentive Plan. As of December 31, 2012, there were 3,254,567 Time-based RSUs, Performance-based RSUs, and stock options outstanding and 745,433 shares available for future issuance under the 2010 Equity Incentive Plan.

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

Subsequent to the adoption of the 2010 Equity Incentive Plan, the HRCC determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the PSU Plan.

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

Subsequent to the adoption of the 2010 Equity Incentive Plan, the HRCC determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the SAR Plan.

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

Subsequent to the adoption of the 2010 Equity Incentive Plan, the HRCC determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the Restated EISPP.

Average Canadian—U.S. Dollar Exchange Rates for 2012, 2011 and 2010

The weighted average exercise prices for options in this Note are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the fiscal years ended 2012, 2011 and 2010.

	For the Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Average exchange rate	$1.000	$1.012	$0.971

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Year Ended
(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Weighted average number of shares outstanding - basic	94,553	94,241	85,588
Dilutive effect of stock options	32	33	191
Dilutive effect of PSUs	—	—	161
Dilutive effect of Performance-based RSUs	58	727	96
Dilutive effect of Time-based RSUs	132	—	149

Adjusted weighted average number of shares outstanding - diluted	94,775	95,001	86,185

At December 29, 2012, options to purchase 468,000 (December 31, 2011—284,000; January 1, 2011—704,000) shares of common stock at a weighted average exercise price of C$7.28 (December 31, 2011— C$20.47; January 1, 2011—C$16.67) per share were outstanding, of which 50,000 (December 31, 2011—209,000; January 1, 2011—354,000) were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. In 2012, we utilized such shares to satisfy the vesting of Time-based RSU’s granted in 2010. We excluded (December 31, 2011—674,397; January 1, 2011—1,051,000) treasury shares held in various trusts in the calculation of basic and diluted earnings per share in 2011 and 2010.

Note 9—Segment Reporting

Our business operates through five reporting segments—North America (which includes our U.S. operating segment and Canada operating segment), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, RCI and All Other. The primary measures used in evaluating our reporting segments is revenues, operating income (loss), and additions to property, plant and equipment, which have been included as part of our segment disclosures listed below.

Reporting Segments

	December 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue[1]	$1,707.4	$473.2	$38.8	$31.2	$—	$2,250.6
Depreciation and amortization	82.7	13.2	1.8	—	—	97.7
Asset impairments	—	—	—	—	—	—
Intangible asset impairments	—	—	—	—	—	—
Operating income (loss)	78.3	27.1	(3.6)	7.9	—	109.7
Property, plant and equipment	382.1	99.5	9.3	—	—	490.9
Goodwill	125.8	—	—	4.5	—	130.3
Intangibles and other assets	301.1	13.9	0.4	—	—	315.4
Total assets[2]	1,246.7	273.8	28.1	14.1	3.2	1,565.9
Additions to property, plant and equipment	52.9	14.3	2.5	—	—	69.7

[1]	Intersegment revenue between North America and the other reporting segments was $16.4 million for the year ended December 29, 2012.
[2]	Excludes intersegment receivables, investments and notes receivable.

Reporting Segments

	December 31, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue[1]	$1,809.3	$447.9	$51.8	$25.6	$—	$2,334.6
Depreciation and amortization	80.0	13.2	2.1	—	—	95.3
Asset impairments	—	—	0.6	—	—	0.6
Intangible asset impairments	1.4	—	—	—	—	1.4
Operating income (loss)	70.4	27.5	(4.4)	7.2	—	100.7
Property, plant and equipment	383.1	89.8	9.3	—	—	482.2
Goodwill	125.1	—	—	4.5	—	129.6
Intangibles and other assets	326.1	14.6	0.4	—	—	341.1
Total assets[2]	1,231.3	237.0	28.4	11.3	0.9	1,508.9
Additions to property, plant and equipment	39.1	9.5	0.2	—	—	48.8

[1]	Intersegment revenue between North America and the other reporting segments was $14.7 million for the year ended December 31, 2011.
[2]	Excludes intersegment receivables, investments and notes receivable.

Reporting Segments

	January 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total
External revenue[1]	$1,357.3	$367.1	$50.1	$28.8	$—	$1,803.3
Depreciation and amortization	59.1	12.8	2.1	—	—	74.0
Restructuring	(0.5)	—	—	—	—	(0.5)
Operating income (loss)	75.0	24.5	(7.5)	7.0	—	99.0
Property, plant and equipment	400.4	90.2	13.2	—	—	503.8
Goodwill	125.7	—	—	4.5	—	130.2
Intangibles and other assets	354.7	15.7	0.7	—	—	371.1
Total assets[2]	1,275.9	207.4	31.5	13.7	0.7	1,529.2
Additions to property, plant and equipment	31.9	10.6	1.5	—	—	44.0

[1]	Intersegment revenue between North America and the other reporting segments was $19.0 million for the year ended January 1, 2011.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the year ended December 29, 2012, sales to Walmart accounted for 31.0% (2011—31.6%, 2010—31.0%) of our total revenue, 36.3% of our North America reporting segment revenue (2011—35.9%, 2010—35.3%), 14.9% of our U.K. reporting segment revenue (2011—14.6%, 2010—16.6%) and 21.6% of our Mexico reporting segment revenue (2011—44.7%, 2010—38.9%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Year Ended
	December 29,	December 31,	January 1,
(in millions of U.S. dollars)	2012	2011	2011
United States	$1,509.1	$1,610.5	$1,212.1
Canada	244.2	249.0	201.1
United Kingdom	473.2	447.9	367.1
Mexico	38.8	51.8	50.1
RCI	31.2	25.6	28.8
Elimination[1]	(45.9)	(50.2)	(55.9)

Total	$2,250.6	$2,334.6	$1,803.3

[1]

Represents intercompany revenue among our operating segments, of which $16.4 million, $14.7 million and $19.0 million represents intersegment revenue between the North America reporting segment and our other operating segments for December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Revenues by product were as follows:

For the Year Ended December 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$698.0	$160.9	$21.3	$0.6	$880.8
Juice	527.2	14.0	1.2	1.5	543.9
Concentrate	12.3	2.2	—	29.1	43.6
All other products	469.9	296.1	16.3	—	782.3

Total	$1,707.4	$473.2	$38.8	$31.2	$2,250.6

For the Year Ended December 31, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$731.4	$179.2	$39.6	$—	$950.2
Juice	587.7	12.3	2.7	—	602.7
Concentrate	9.1	2.8	—	25.6	37.5
All other products	481.1	253.6	9.5	—	744.2

Total	$1,809.3	$447.9	$51.8	$25.6	$2,334.6

For the Year Ended January 1, 2011
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$705.5	$159.5	$43.4	$—	$908.4
Juice	225.3	10.0	0.8	—	236.1
Concentrate	7.5	4.1	—	28.8	40.4
All other products	419.0	193.5	5.9	—	618.4

Total	$1,357.3	$367.1	$50.1	$28.8	$1,803.3

Property, plant and equipment by geographic area as of December 29, 2012 and December 31, 2011 were as follows:

	December 29,	December 31,
(in millions of U.S. dollars)	2012	2011
United States	$333.7	$336.2
Canada	48.4	46.9
United Kingdom	99.5	89.8
Mexico	9.3	9.3

Total	$490.9	$482.2

Note 10—Accounts Receivable, Net

The following table summarizes accounts receivable, net as of December 29, 2012 and December 31, 2011:

	December 29,	December 31,
(in millions of U.S. dollars)	2012	2011
Trade receivables	$199.5	$208.3
Allowance for doubtful accounts	(6.8)	(5.7)
Other	6.7	8.2

Total	$199.4	$210.8

Note 11—Inventories

The following table summarizes inventories as of December 29, 2012 and December 31, 2011:

	December 29,	December 31,
(in millions of U.S. dollars)	2012	2011
Raw materials	$93.4	$87.3
Finished goods	111.6	102.3
Other	19.8	20.4

Total	$224.8	$210.0

Note 12—Property, Plant & Equipment

The following table summarizes property, plant and equipment as of December 29, 2012 and December 31, 2011:

	December 29, 2012			December 31, 2011
(in millions of U.S. dollars)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land and Land Improvements	$30.2	$1.0	$29.2	$30.4	$0.6	$29.8
Buildings	167.9	67.7	100.2	156.7	58.0	98.7
Machinery and equipment
Owned	692.8	376.3	316.5	636.9	331.7	305.2
Capital leases	16.5	3.3	13.2	21.2	5.8	15.4
Plates, films and molds	42.1	30.9	11.2	34.5	26.6	7.9
Vending	12.9	11.6	1.3	13.8	12.0	1.8
Transportation equipment	0.6	0.6	—	0.6	0.5	0.1
Leasehold improvements	39.4	22.5	16.9	39.4	18.7	20.7
IT Systems	8.2	7.0	1.2	2.7	1.3	1.4
Furniture and fixtures	10.2	9.0	1.2	9.7	8.5	1.2

Total	$1,020.8	$529.9	$490.9	$945.9	$463.7	$482.2

Depreciation expense for the year ended December 29, 2012 was $66.0 million ($63.5 million—December 31, 2011; $52.6 million—January 1, 2011).

Note 13—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of December 29, 2012 and December 31, 2011:

	December 29, 2012			December 31, 2011
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0	$45.0	$—	$45.0

Subject to amortization
Customer relationships	367.5	142.5	225.0	366.2	117.8	248.4
Trademarks	28.8	23.3	5.5	27.5	21.6	5.9
Information technology	65.2	50.2	15.0	64.6	53.9	10.7
Other	11.9	8.5	3.4	11.8	5.7	6.1

	473.4	224.5	248.9	470.1	199.0	271.1

	518.4	224.5	293.9	515.1	199.0	316.1

Other Assets
Financing costs	24.4	11.1	13.3	23.1	7.4	15.7
Deposits	7.2	—	7.2	8.1	—	8.1
Other	1.3	0.3	1.0	1.4	0.2	1.2

	32.9	11.4	21.5	32.6	7.6	25.0

Total Intangibles & Other Assets	$551.3	$235.9	$315.4	$547.7	$206.6	$341.1

Amortization expense of intangible and other assets was $35.4 million during 2012 ($35.7 million—December 31, 2011; $26.5 million—January 1, 2011). Amortization of intangibles includes $2.9 million ($2.7 million—December 31, 2011; $2.2 million—January 1, 2011) relating to information technology assets and $3.7 million ($3.9 million—December 31, 2011; $2.7 million—January 1, 2011) relating to deferred financing assets.

The estimated amortization expense for intangible and other assets over the next five years is:

(in millions of U.S. dollars)
2013	$30.5
2014	29.0
2015	26.8
2016	23.4
2017	20.2
Thereafter	119.0

Total	$248.9

Note 14—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of December 29, 2012 and December 31, 2011:

	December 29,	December 31,
(in millions of U.S. dollars)	2012	2011
Trade payables	$166.9	$165.8
Deferred income taxes	—	0.5
Accrued compensation	38.5	27.0
Accrued sales incentives	27.3	29.6
Accrued interest	12.8	12.8
Payroll, sales and other taxes	12.3	16.0
Other accrued liabilities	29.9	29.4

Total	$287.7	$281.1

Note 15—Debt

Our total debt as of December 29, 2012 and December 31, 2011 was as follows:

(in millions of U.S. dollars)	December 29, 2012	December 31, 2011
8.375% senior notes due in 2017[1]	215.0	215.0
8.125% senior notes due in 2018	375.0	375.0
ABL facility	—	—
GE Obligation	9.9	12.4
Other capital leases	4.6	4.1
Other debt	1.3	1.5

Total debt	605.8	608.0
Less: Short-term borrowings and current debt:
ABL facility	—	—

Total short-term borrowings	—	—
GE Obligation - current maturities	0.9	2.6
Other capital leases - current maturities	0.8	0.6
Other debt - current maturities	0.2	0.2

Total current debt	1.9	3.4
Long-term debt before discount	603.9	604.6
Less discount on 8.375% notes	(2.1)	(2.5)

Total long-term debt	$601.8	$602.1

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long Term Debt (incl. current)
2013	$1.9
2014	2.3
2015	2.3
2016	7.8
2017	215.6
Thereafter	375.9

	$605.8	[1]

[1]

We funded the purchase of water bottling equipment through a financing agreement signed in January 2008 (the “GE Obligation”). At the end of the GE Obligation, we may exchange $6.5 million of deposits for the extinguishment of $6.5 million in debt or elect to purchase such equipment.

Asset-Based Lending Facility

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

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, May 15, 2017. We incurred $1.2 million of financing fees in connection with the amendment of the ABL facility. This amendment was considered to be a modification of the original agreement under generally accepted accounting standards.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendment of the ABL facility on July 19, 2012, are being amortized using the straight-line method over the duration of the amended ABL facility.

As of December 29, 2012, we had no outstanding borrowings under the ABL. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $11.0 million of letters of credit, was $264.0 million as of December 29, 2012.

The effective interest rate as of December 29, 2012 on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	CDOR Spread	LIBOR Spread
Over $150	0.25%	0.25%	1.75%	1.75%	1.75%
$75 - 150	0.50%	0.50%	2.00%	2.00%	2.00%
Under $75	0.75%	0.75%	2.25%	2.25%	2.25%

8.125% Senior Notes due in 2018

On August 17, 2010, we issued the 2018 Notes. The issuer of the 2018 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2018 Notes.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of senior notes that are due on November 15, 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May15th and November 15th of each year.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2017 Notes.

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

ABL Facility

On July 19, 2012, we, and the other parties to the ABL facility, agreed to amend the ABL facility to, among other things (a) extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, May 15, 2017, (b) change the threshold at which the springing minimum fixed charge coverage ratio would be tested, which threshold will now be met if excess availability is less than the greater of 10% of the lenders’ commitments under the revolving credit facility (the “Revolver”) or $27.5 million, and (c) change the threshold at which the springing cash dominion provision would become effective, which threshold will now be met if excess availability is less than the greater of 12.5% of the lenders’ commitments under the Revolver or $34.375 million. Although the minimum fixed charge coverage ratio was not triggered as of December 29, 2012, the ratio as calculated under this covenant was greater than 1.1 to 1.0. We were in compliance with all of the applicable covenants under the ABL facility as of December 29, 2012.

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

Obligations and Funded Status

The following table summarizes the change in the benefit obligation, change in plan assets and unfunded status of the two plans as of December 29, 2012 and December 31, 2011:

	December 29,	December 31,
(in millions of U.S. dollars)	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$39.3	$34.5
Service cost	0.5	0.5
Interest cost	1.9	1.8
Plan participant contributions	0.1	0.1
Benefit payments	(0.9)	(0.9)
Actuarial (gains) losses	(0.6)	3.4
Translation (gains) losses	1.5	(0.1)

Benefit obligation at end of year	$41.8	$39.3

Change in Plan Assets
Plan assets beginning of year	$27.5	$26.4
Employer contributions	2.0	1.8
Plan participant contributions	0.1	0.1
Benefit payments	(0.9)	(0.9)
Actual return on plan assets	3.5	0.2
Translation (gains) losses	1.0	(0.1)

Fair value at end of year	$33.2	$27.5

Funded Status of Plan
Projected benefit obligation	$(41.8)	$(39.3)
Fair value of plan assets	33.2	27.5

Unfunded status	$(8.6)	$(11.8)

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $41.8 million and $39.3 million at the end of 2012 and 2011, respectively.

Periodic Pension Costs

The components of net periodic pension cost were as follows:

	For the Years Ended
	December 29,	December 31,	January 1,
(in millions of U.S. dollars)	2012	2011	2011
Service cost	$0.5	$0.5	$0.4
Interest cost	1.9	1.9	1.8
Expected return on plan assets	(1.7)	(1.9)	(1.7)
Amortization of prior service costs	0.1	0.1	0.1
Amortization of net loss	1.0	0.5	0.5

Net periodic pension cost	$1.8	$1.1	$1.1

Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	For the Year Ended
	December 29,	December 31,	January 1,
(in millions of U.S. dollars)	2012	2011	2011
Unamortized prior service cost	$(0.3)	$(0.4)	$(0.5)
Unrecognized net actuarial gain	5.3	8.5	5.8

Unamortized prior service benefit	$5.0	$8.1	$5.3

Assumptions

Assumptions used to determine benefit obligations at year-end:

	December 29,	December 31,	January 1,
	2012	2011	2011
Discount rate	4.5%	4.5%	5.4%

Assumptions used to determine net periodic benefit cost at year-end:

	December 29,	December 31,	January 1,
	2012	2011	2011
U.K. Plan
Discount rate	4.6%	5.4%	5.8%
Expected long-term rate of return on plan assets	5.7%	6.9%	7.2%
Inflation factor	3.3%	3.7%	3.7%

U.S. Plan
Discount rate	3.5%	4.1%	5.7%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%

The discount rate for the U.S. Plan is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits for this type of plan. The discount rate of the U.K. Plan is based on a model portfolio of AA rated bonds, using the redemption yields on the constituent stocks of the Merrill Lynch index with a maturity matched to the estimated future pension benefits. The weighted average return for both plans for the year ended December 29, 2012 was 5.7%. The expected returns under the U.S. Plan and the U.K. Plan on plan assets are based on our expectation of the long-term average rate of return on assets in the pension funds, which is based on the allocation of assets.

Asset Mix

Our pension plan weighted-average asset allocations by asset category were as follows:

	December 29, 2012	December 31, 2011
U.K. Plan
Equity securities	59.0%	58.3%
Debt securities	40.6%	41.7%
Cash	0.4%	0.0%

U.S. Plan
Equity securities	65.2%	66.9%
Debt securities	32.4%	33.1%
Cash	2.3%	0.0%

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

Cash Flows

We expect to contribute $2.0 million to the pension plans during the 2013 fiscal year.

The following benefit payments are expected to be paid:

(in millions of U.S. dollars)
Expected benefit payments
FY 2013	$1.3
FY 2014	1.2
FY 2015	1.2
FY 2016	1.3
FY 2017	1.6
FY 2018 through FY 2021	9.1

Cott primarily maintains defined contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $6.9 million for the year ended December 29, 2012 ($6.4 million—December 31, 2011; $3.9 million—January 1, 2011).

The fair values of the Company’s pension plan assets at December 29, 2012 were as follows:

(in millions of U.S. dollars)	December 29, 2012
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$0.1	$0.2	$—

Equities:
International mutual funds	12.6	—	—
Index mutual funds	5.6	—	—
U.S. mutual funds	0.9	—	—
Balanced	0.4	—	—
Other	0.3	—	—

Fixed income:
Mutual funds	12.9	—	—
Insurance contract	—	0.2	—

Total	$32.8	$0.4	$—

The fair values of the Company’s pension plan assets at December 31, 2011 were as follows:

(in millions of U.S. dollars)	December 31, 2011
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$0.1	$0.1	$—

Equities:
International mutual funds	14.8	—	—
Index mutual funds	3.1	—	—
U.S. mutual funds	1.5	—	—

Fixed income:
Mutual funds	7.9	—	—

Total	$27.4	$0.1	$—

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

(in millions of U.S. dollars)
2013	$19.6
2014	17.3
2015	16.1
2016	13.4
2017	11.3
Thereafter	34.1

Total	$111.8

Operating lease expenses were:

(in millions of U.S. dollars)
Year ended December 29, 2012	$23.8
Year ended December 31, 2011	25.9
Year ended January 1, 2011	20.3

Total	$70.0

Operating lease expenses are shown net of sublease income of $0.3 million for 2012. As of December 29, 2012, we had commitments for capital expenditures of approximately $15.8 million.

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

On August 17, 2010, we completed the Cliffstar Acquisition which included contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration was paid upon the achievement of milestones in certain expansion projects in 2010. The remainder of the contingent consideration was to be calculated based on the achievement of certain performance measures during the fiscal year ending January 1, 2011. During 2011, Cott made interim payments to the seller equal to $29.6 million which was net of a $4.7 million refund due to Cott and included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration.

In 2011, the seller of Cliffstar raised certain objections to the performance measures used to calculate the contingent consideration, and the parties commenced the dispute resolution mechanism provided for in the asset purchase agreement. The seller’s claims for an additional $12.1 million in contingent consideration were submitted to binding arbitration pursuant to the asset purchase agreement and favorably resolved by payment by Cott in February 2013 of approximately $0.6 million.

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

We had $11.0 million in standby letters of credit outstanding as of December 29, 2012 ($9.7 million— December 31, 2011; $12.6 million—January 1, 2011).

We have future purchase obligations of $175.0 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.

Note 18—Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the PSU Plan and the Restated EISPP. During the year ended December 29, 2012, we distributed 0.7 million shares from the trust to satisfy certain 2010 Equity Incentive Plan obligations that had vested during the last quarter of the year. As of December 29, 2012, there were no shares held in trust and that accounted for as treasury shares under applicable accounting rules.

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

All derivatives are carried at fair value in the Consolidated Balance Sheets in the line item other receivables or other payables. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (refer to Note 21). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are straight-forward over-the-counter instruments with liquid markets.

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We mitigate pre-settlement risk by being permitted to net settle for transactions with the same counterparty.

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the year ended December 29, 2012. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of December 29, 2012 was approximately $13.5 million.

The fair value of the Company’s derivative instruments was $0.1 million as of December 29, 2012.

The settlement of our derivative instruments resulted in a charge to cost of sales of $0.6 million for the year ended December 29, 2012.

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

We have certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

	December 29, 2012
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Derivatives	$—	$0.1	$—	$0.1
Assets held for sale	—	—	0.1	0.1

Total Assets	$—	$0.1	$0.1	$0.2

	December 31, 2011
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Derivatives	$—	$0.2	$—	$0.2
Assets held for sale	—	1.2	—	1.2

Total Assets	$—	$1.4	$—	$1.4

Fair value of financial instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of December 29, 2012 and December 31, 2011 were as follows:

	December 29, 2012		December 31, 2011
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	215.0	234.4	215.0	231.4
8.125% senior notes due in 2018[1]	375.0	414.8	375.0	404.5

Total	$590.0	$649.2	$590.0	$635.9

[1]	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered level 1 financial instruments.

Fair value of contingent consideration

The fair value of the contingent consideration payable in the Cliffstar Acquisition was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

	For the Year Ended
(in millions of U.S. dollars)	December 29, 2012	December 31, 2011
Beginning balance	$—	$32.2
Acquisition date fair value	—	—
Payment	—	(34.3)
Accretion to fair value	—	1.2
Adjustments to fair value	0.6	0.9

Ending balance	$0.6	$—

In 2011, the seller of Cliffstar raised certain objections to the performance measures used to calculate the contingent consideration, and the parties commenced the dispute resolution mechanism provided for in the asset purchase agreement. During 2011, Cott made interim payments to the seller equal to $29.6 million which was net of a $4.7 million refund due to Cott and included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s claims for an additional $12.1 million in contingent consideration were submitted to binding arbitration pursuant to the asset purchase agreement and favorably resolved by payment by Cott in February 2013 of approximately $0.6 million.

Note 22—Quarterly Financial Information (unaudited)

	Year ended December 29, 2012
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$523.8	$625.8	$583.8	$517.2	$2,250.6
Cost of sales	460.4	533.5	510.6	456.6	1,961.1

Gross Profit	63.4	92.3	73.2	60.6	289.5
Selling, general and administrative expenses	41.8	48.8	43.8	43.6	178.0
Loss on disposal of property, plant and equipment	0.6	0.3	0.8	0.1	1.8

Operating income	21.0	43.2	28.6	16.9	109.7

Net income attributed to Cott Corporation	$5.9	$25.1	$14.5	$2.3	$47.8

Per share data:
Net income per common share
Basic	$0.06	$0.27	$0.15	$0.02	$0.51

Diluted	$0.06	$0.26	$0.15	$0.02	$0.50

	Year ended December 31, 2011
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$534.1	$640.0	$611.3	$549.2	$2,334.6
Cost of sales	464.5	552.0	543.7	497.8	2,058.0

Gross Profit	69.6	88.0	67.6	51.4	276.6
Selling, general and administrative expenses	45.1	45.1	38.1	44.4	172.7
Loss on disposal of property, plant and equipment	—	—	0.5	0.7	1.2
Asset impairments	—	—	—	0.6	0.6
Intangible asset impairments	—	—	—	1.4	1.4

Operating income	24.5	42.9	29.0	4.3	100.7

Net income (loss) attributed to Cott Corporation	$6.8	$26.5	$16.2	$(11.9)	$37.6

Per share data:
Net income (loss) per common share
Basic	$0.07	$0.28	$0.17	$(0.13)	$0.40

Diluted	$0.07	$0.28	$0.17	$(0.12)	$0.40

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

The following supplemental financial information sets forth on an unconsolidated basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and our other subsidiaries (the “Non-guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting. In the third quarter of 2012, we revised the financial statements of certain Non-guarantor Subsidiaries to properly reflect their capitalization and subsequent investment in certain Guarantor Subsidiaries resulting from a reorganization completed in connection with the Cliffstar Acquisition. These Non-guarantor Subsidiaries, which have no business operations and no operating assets, hold, directly or indirectly, our investments in substantially all of the Guarantor Subsidiaries and therefore may be viewed for purposes of this disclosure as in-substance Guarantor Subsidiaries themselves. We have therefore included these Non-guarantor Subsidiaries as Guarantor Subsidiaries in the supplemental financial information below and have revised the Consolidated Balance Sheets as of December 31, 2011. While this revision does not change the assets available to satisfy the guarantees made by the Guarantor Subsidiaries, the inclusion of these Non-guarantor Subsidiaries in the Guarantor Subsidiary column for purposes of the below disclosure results in the December 31, 2011 investment in subsidiaries and equity accounts for Non-guarantor Subsidiaries being reduced by $225.3 million. There was no change to the Consolidated Balance Sheets nor any changes to the Consolidating Statements of Operations and Cash Flows for the periods presented.

Condensed Consolidating Statement of Operations

For the year ended December 29, 2012

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$201.8	$864.5	$1,042.8	$172.9	$(31.4)	$2,250.6
Cost of sales	165.3	730.4	940.8	156.0	(31.4)	1,961.1

Gross profit	36.5	134.1	102.0	16.9	—	289.5
Selling, general and administrative expenses	32.1	64.8	71.1	10.0	—	178.0
Loss on disposal of property, plant & equipment	—	0.7	0.6	0.5	—	1.8

Operating income	4.4	68.6	30.3	6.4	—	109.7

Contingent consideration earn-out adjustment	—	0.6	—	—	—	0.6
Other expense (income), net	0.4	(1.7)	(0.6)	(0.1)	—	(2.0)
Intercompany interest (income) expense, net	—	(11.0)	11.0	—	—	—
Interest expense, net	0.1	53.3	0.7	0.1	—	54.2

Income before income tax expense (benefit) and equity income (loss)	3.9	27.4	19.2	6.4	—	56.9

Income tax expense (benefit)	3.0	2.2	(0.7)	0.1	—	4.6
Equity income (loss)	46.9	5.0	30.5	—	(82.4)	—

Net income	$47.8	$30.2	$50.4	$6.3	$(82.4)	$52.3

Less: Net income attributable to non-controlling interests	—	—	—	4.5	—	4.5

Net income (loss) attributed to Cott Corporation	$47.8	$30.2	$50.4	$1.8	$(82.4)	$47.8

Comprehensive income (loss) attributed to Cott Corporation	$60.1	$52.6	$(33.7)	$(0.3)	$(18.6)	$60.1

Condensed Consolidating Statement of Operations

For the year ended December 31, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$207.0	$932.3	$1,065.7	$167.3	$(37.7)	$2,334.6
Cost of sales	167.8	825.5	951.7	150.7	(37.7)	2,058.0

Gross profit	39.2	106.8	114.0	16.6	—	276.6
Selling, general and administrative expenses	30.1	59.0	71.8	11.8	—	172.7
Loss on disposal of property, plant & equipment	—	0.4	0.8	—	—	1.2

Asset impairments
Asset impairments	—	—	—	0.6	—	0.6
Intangible asset impairments	—	1.4	—	—	—	1.4

Operating income	9.1	46.0	41.4	4.2	—	100.7

Contingent consideration earn-out adjustment	—	—	0.9	—	—	0.9
Other expense (income), net	1.6	(0.3)	0.2	0.7	—	2.2
Intercompany interest (income) expense, net	(3.5)	(4.1)	7.6	—	—	—
Interest expense, net	0.3	54.8	1.8	0.2	—	57.1

Income (loss) before income tax expense (benefit) and equity income (loss)	10.7	(4.4)	30.9	3.3	—	40.5

Income tax expense (benefit)	2.9	(0.8)	(3.3)	0.5	—	(0.7)
Equity income (loss)	29.8	4.2	0.8	—	(34.8)	—

Net income	$37.6	$0.6	$35.0	$2.8	$(34.8)	$41.2

Less: Net income attributable to non-controlling interests	—	—	—	3.6	—	3.6

Net income (loss) attributed to Cott Corporation	$37.6	$0.6	$35.0	$(0.8)	$(34.8)	$37.6

Comprehensive income (loss) attributed to Cott Corporation	$30.4	$(1.3)	$128.5	$2.6	$(129.8)	$30.4

Condensed Consolidating Statement of Operations

For the year ended January 1, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$201.0	$905.6	$600.4	$137.6	$(41.3)	$1,803.3
Cost of sales	158.0	774.3	527.0	119.0	(41.3)	1,537.0

Gross profit	43.0	131.3	73.4	18.6	—	266.3
Selling, general and administrative expenses	31.0	79.1	42.6	14.0	—	166.7
Loss (gain) on disposal of property, plant & equipment	—	1.0	(0.1)	0.2	—	1.1
Restructuring	—	(0.5)	—	—	—	(0.5)

Operating income	12.0	51.7	30.9	4.4	—	99.0

Contingent consideration earn-out adjustment	—	—	(20.3)	—	—	(20.3)
Other expense (income), net	2.3	1.3	0.8	(0.4)	—	4.0
Intercompany interest (income) expense, net	(6.8)	8.2	(1.3)	—	(0.1)	(0.0)
Interest expense, net	0.2	35.6	0.9	0.2	—	36.9

Income before income tax expense and equity income (loss)	16.3	6.6	50.8	4.6	0.1	78.4

Income tax expense	4.5	12.0	1.7	0.4	—	18.6
Equity income	42.9	6.0	0.9	—	(49.8)	—

Net income	$54.7	$0.6	$50.0	$4.2	$(49.7)	$59.8

Less: Net income attributable to non-controlling interests	—	—	—	5.1	—	5.1

Net income (loss) attributed to Cott Corporation	$54.7	$0.6	$50.0	$(0.9)	$(49.7)	$54.7

Comprehensive income (loss) attributed to Cott Corporation	$58.5	$(5.2)	$52.0	$(2.0)	$(44.8)	$58.5

Consolidating Balance Sheet

As of December 29, 2012

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$39.8	$37.5	$96.4	$5.7	$—	$179.4
Accounts receivable, net of allowance	18.4	111.5	122.3	16.2	(69.0)	199.4
Income taxes recoverable	—	0.9	0.2	0.1	—	1.2
Inventories	21.1	65.9	130.8	7.0	—	224.8
Prepaid expenses and other assets	2.5	13.4	4.3	0.1	—	20.3

Total current assets	81.8	229.2	354.0	29.1	(69.0)	625.1

Property, plant & equipment, net	50.7	188.4	242.0	9.8	—	490.9
Goodwill	27.5	4.5	98.3	—	—	130.3
Intangibles and other assets, net	1.0	101.4	198.4	14.6	—	315.4
Deferred income taxes	2.9	—	—	0.4	—	3.3
Other tax receivable	0.2	0.1	0.6	—	—	0.9
Due from affiliates	40.0	175.2	78.0	41.9	(335.1)	—
Investments in subsidiaries	487.5	389.7	820.0	—	(1,697.2)	—

Total assets	$691.6	$1,088.5	$1,791.3	$95.8	$(2,101.3)	$1,565.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1.3	$0.2	$0.4	$—	$1.9
Accounts payable and accrued liabilities	36.2	119.5	193.1	7.9	(69.0)	287.7

Total current liabilities	36.2	120.8	193.3	8.3	(69.0)	289.6

Long-term debt	0.2	598.7	1.5	1.4	—	601.8
Deferred income taxes	—	30.3	7.9	0.9	—	39.1
Other long-term liabilities	0.2	4.0	8.3	—	—	12.5
Due to affiliates	43.2	76.7	177.8	37.4	(335.1)	—

Total liabilities	79.8	830.5	388.8	48.0	(404.1)	943.0

Equity
Capital stock, no par	397.8	574.5	1,724.3	83.6	(2,382.4)	397.8
Additional paid-in-capital	40.4	—	—	—	—	40.4
Retained earnings (deficit)	186.0	(329.7)	(331.2)	(46.1)	707.0	186.0
Accumulated other comprehensive (loss) income	(12.4)	13.2	9.4	(0.8)	(21.8)	(12.4)

Total Cott Corporation equity	611.8	258.0	1,402.5	36.7	(1,697.2)	611.8
Non-controlling interests	—	—	—	11.1	—	11.1

Total equity	611.8	258.0	1,402.5	47.8	(1,697.2)	622.9

Total liabilities and equity	$691.6	$1,088.5	$1,791.3	$95.8	$(2,101.3)	$1,565.9

Consolidating Balance Sheet

As of December 31, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$13.7	$20.7	$58.9	$7.6	$—	$100.9
Accounts receivable, net of allowance	22.4	97.2	136.3	14.6	(59.7)	210.8
Income taxes recoverable	—	8.8	0.8	0.3	—	9.9
Inventories	18.1	60.2	124.2	7.5	—	210.0
Prepaid expenses and other assets	1.8	13.8	3.6	0.1	—	19.3

Total current assets	56.0	200.7	323.8	30.1	(59.7)	550.9

Property, plant & equipment, net	48.0	179.3	245.1	9.8	—	482.2
Goodwill	26.9	4.5	98.2	—	—	129.6
Intangibles and other assets, net	0.9	105.3	216.5	18.4	—	341.1
Deferred income taxes	4.1	—	—	—	—	4.1
Other tax receivable	0.5	—	0.5	—	—	1.0
Due from affiliates	30.3	166.4	79.1	41.9	(317.7)	—
Investments in subsidiaries	459.8	365.5	572.3	—	(1,397.6)	—

Total assets	$626.5	$1,021.7	$1,535.5	$100.2	$(1,775.0)	$1,508.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2.9	$0.1	$0.4	$—	$3.4
Accounts payable and accrued liabilities	27.1	117.1	181.2	15.4	(59.7)	281.1

Total current liabilities	27.1	120.0	181.3	15.8	(59.7)	284.5

Long-term debt	0.2	599.0	1.2	1.7	—	602.1
Deferred income taxes	—	26.8	6.8	0.5	—	34.1
Other long-term liabilities	0.2	3.5	16.3	—	—	20.0
Due to affiliates	43.2	77.8	168.9	27.8	(317.7)	—

Total liabilities	70.7	827.1	374.5	45.8	(377.4)	940.7

Equity
Capital stock, no par	395.9	569.3	1,396.5	82.8	(2,048.6)	395.9
Treasury stock	(2.1)	—	—	—	—	(2.1)
Additional paid-in-capital	42.6	—	—	—	—	42.6
Retained earnings (deficit)	144.1	(365.5)	(329.0)	(42.1)	736.6	144.1
Accumulated other comprehensive (loss) income	(24.7)	(9.2)	93.5	1.3	(85.6)	(24.7)

Total Cott Corporation equity	555.8	194.6	1,161.0	42.0	(1,397.6)	555.8
Non-controlling interests	—	—	—	12.4	—	12.4

Total equity	555.8	194.6	1,161.0	54.4	(1,397.6)	568.2

Total liabilities and equity	$626.5	$1,021.7	$1,535.5	$100.2	$(1,775.0)	$1,508.9

Condensed Consolidating Statement of Cash Flows

For the year ended December 29, 2012

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$47.8	$30.2	$50.4	$6.3	$(82.4)	$52.3
Depreciation & amortization	6.5	36.9	48.4	5.9	—	97.7
Amortization of financing fees	0.2	3.3	0.2	—	—	3.7
Share-based compensation expense	1.1	2.7	1.0	0.1	—	4.9
Increase in deferred income taxes	0.4	3.6	(0.2)	—	—	3.8
Gain on bargain purchase	—	—	(0.9)	—	—	(0.9)
Loss on disposal of property, plant & equipment	—	0.7	0.6	0.5	—	1.8
Equity (loss) income, net of distributions	(46.9)	(5.0)	(30.5)	—	82.4	—
Intercompany transactions	28.0	5.9	—	—	(33.9)	—
Other non-cash items	—	(0.4)	—	—	—	(0.4)
Net change in operating assets and liabilities, net of acquisition	(6.8)	(3.9)	(15.2)	2.1	33.9	10.1

Net cash provided by operating activities	30.3	74.0	53.8	14.9	—	173.0

Investing Activities
Acquisition	—	(4.7)	(5.0)	—	—	(9.7)
Additions to property, plant & equipment	(7.7)	(45.2)	(14.2)	(2.6)	—	(69.7)
Additions to intangibles and other assets	(0.6)	(5.1)	0.5	—	—	(5.2)
Proceeds from sale of property, plant & equipment	—	—	1.0	1.3	—	2.3
Proceeds from insurance recoveries	—	1.9	—	—	—	1.9
Advances to affiliates	—	—	—	(9.7)	9.7	—

Net cash (used in) provided by investing activities	(8.3)	(53.1)	(17.7)	(11.0)	9.7	(80.4)

Financing Activities
Payments of long-term debt	0.1	(2.9)	—	(0.5)	—	(3.3)
Borrowings under ABL	—	24.5	—	—	—	24.5
Payments under ABL	—	(24.5)	—	—	—	(24.5)
Advances from affiliates	9.7	—	—	—	(9.7)	—
Distributions to non-controlling interests	—	—	—	(5.6)	—	(5.6)
Common share repurchase	(0.3)	—	—	—	—	(0.3)
Dividends paid to shareholders	(5.8)	—	—	—	—	(5.8)
Financing fees	—	(1.2)	—	—	—	(1.2)

Net cash provided by (used in) financing activities	3.7	(4.1)	—	(6.1)	(9.7)	(16.2)

Effect of exchange rate changes on cash	0.4	—	1.4	0.3	—	2.1

Net increase (decrease) in cash & cash equivalents	26.1	16.8	37.5	(1.9)	—	78.5

Cash & cash equivalents, beginning of period	13.7	20.7	58.9	7.6	—	100.9

Cash & cash equivalents, end of period	$39.8	$37.5	$96.4	$5.7	$—	$179.4

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$37.6	$0.6	$35.0	$2.8	$(34.8)	$41.2
Depreciation & amortization	6.0	35.1	48.2	6.0	—	95.3
Amortization of financing fees	0.3	3.3	0.3	—	—	3.9
Share-based compensation expense	1.1	1.0	0.7	0.1	—	2.9
Increase (decrease) in deferred income taxes	0.4	0.1	(3.9)	(0.3)	—	(3.7)
Loss on disposal of property, plant & equipment	—	0.4	0.8	—	—	1.2
Asset impairments	—	—	—	0.6	—	0.6
Intangible asset impairments	—	1.4	—	—	—	1.4
Contract termination payments	(0.8)	(2.3)	—	—	—	(3.1)
Equity (loss) income, net of distributions	(29.6)	(4.2)	0.2	—	33.6	—
Intercompany transactions	25.8	9.6	—	—	(35.4)	—
Other non-cash items	(0.1)	1.1	3.6	0.3	—	4.9
Net change in operating assets and liabilities	(25.7)	210.4	(198.6)	(3.8)	36.6	18.9

Net cash provided by (used in) operating activities	15.0	256.5	(113.7)	5.7	—	163.5

Investing Activities
Acquisition	—	(34.3)	—	—	—	(34.3)
Additions to property, plant & equipment	(5.2)	(33.9)	(9.5)	(0.2)	—	(48.8)
Additions to intangibles and other assets	(0.2)	(5.3)	(0.1)	(0.1)	—	(5.7)
Proceeds from sale of property, plant & equipment	—	0.4	—	—	—	0.4
Other investing activities	—	(1.8)	—	—	—	(1.8)
Advances to affiliates	—	—	156.1	3.6	(159.7)	—

Net cash (used in) provided by investing activities	(5.4)	(74.9)	146.5	3.3	(159.7)	(90.2)

Financing Activities
Payments of long-term debt	0.1	(6.4)	—	(0.5)	—	(6.8)
Borrowings under ABL	—	224.1	—	—	—	224.1
Payments under ABL	—	(231.9)	—	—	—	(231.9)
Advances from affiliates	(3.6)	(156.1)	—	—	159.7	—
Distributions to non-controlling interests	—	—	—	(6.0)	—	(6.0)
Exercise of options	—	0.3	—	—	—	0.3
Net cash used in financing activities	(3.5)	(170.0)	—	(6.5)	159.7	(20.3)

Effect of exchange rate changes on cash	(0.2)	—	0.1	(0.2)	—	(0.3)

Net increase in cash & cash equivalents	5.9	11.6	32.9	2.3	—	52.7

Cash & cash equivalents, beginning of period	7.8	9.1	26.0	5.3	—	48.2

Cash & cash equivalents, end of period	$13.7	$20.7	$58.9	$7.6	$—	$100.9

Condensed Consolidating Statement of Cash Flows

For the year ended January 1, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$54.7	$0.6	$50.0	$4.2	$(49.7)	$59.8
Depreciation & amortization	6.3	35.4	26.4	5.9	—	74.0
Amortization of financing fees	0.4	2.1	0.2	—	—	2.7
Share-based compensation expense	0.7	3.9	0.1	—	—	4.7
Increase in deferred income taxes	2.3	12.0	1.7	1.1	—	17.0
Write-off of financing fees	0.2	1.0	0.2	—	—	1.4
Loss (gain) on disposal of property, plant & equipment	—	1.0	(0.1)	0.2	—	1.1
Loss on buyback of Notes	—	0.1	—	—	—	0.1
Contingent consideration earn-out adjustment	—	—	(20.3)	—	—	(20.3)
Contract termination loss	—	3.6	—	—	—	3.6
Contract termination payments	—	(5.4)	—	—	—	(5.4)
Equity (loss) income, net of distributions	(42.9)	(6.0)	(0.9)	—	49.8	—
Intercompany transactions	8.9	7.7	—	—	(16.5)	—
Other non-cash items	2.0	3.8	—	(0.3)	—	5.5
Net change in operating assets and liabilities	(35.3)	63.4	(17.9)	7.6	16.4	34.2

Net cash (used in) provided by operating activities	(2.8)	123.1	39.4	18.7	—	178.4

Investing Activities
Acquisition	—	(507.7)	—	—	—	(507.7)
Additions to property, plant & equipment	(5.4)	(26.5)	(10.6)	(1.5)	—	(44.0)
Additions to intangibles and other assets	—	(4.2)	—	—	—	(4.2)
Proceeds from sale of property, plant & equipment	—	0.3	0.3	0.6	—	1.2
Advances to affiliates	21.0	—	(12.3)	(8.8)	0.1	—

Net cash provided by (used in) investing activities	15.6	(538.1)	(22.6)	(9.7)	0.1	(554.7)

Financing Activities
Payments of long-term debt	0.1	(18.3)	—	(0.5)	—	(18.7)
Issuance of long-term debt	—	375.0	—	—	—	375.0
Borrowings under ABL	—	307.1	59.4	—	—	366.5
Payments under ABL	—	(319.3)	(59.7)	—	—	(379.0)
Advances from affiliates	8.8	12.3	(21.0)	—	(0.1)	—
Intercompany contributions	(89.8)	71.1	18.7	—	—	—
Distributions to non-controlling interests	—	—	—	(7.4)	—	(7.4)
Issuance of common shares, net of offering fees	71.1	—	—	—	—	71.1
Financing fees	—	(14.2)	—	—	—	(14.2)

Net cash (used in) provided by financing activities	(9.8)	413.7	(2.6)	(7.9)	(0.1)	393.3

Effect of exchange rate changes on cash	0.6	—	(0.4)	0.1	—	0.3

Net increase (decrease) in cash & cash equivalents	3.6	(1.3)	13.8	1.2	—	17.3

Cash & cash equivalents, beginning of period	4.2	10.4	12.2	4.1	—	30.9

Cash & cash equivalents, end of period	$7.8	$9.1	$26.0	$5.3	$—	$48.2

Note 24—Subsequent Event

On February 14, 2013, the Board of Directors declared a dividend of C$0.06 per share on common shares, payable in cash on April 5, 2013 to shareowners of record at the close of business on March 20, 2013.

Schedule II—Valuation and Qualifying Accounts

(in millions of U.S. dollars)	Year ended December 29, 2012
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.7)	$—	$(1.3)	$(0.1)	$0.4	$(6.7)
Inventories	(8.8)	—	(1.6)	(0.3)	0.2	(10.5)
Deferred income tax assets	(22.2)	—	(5.6)	0.3	—	(27.5)

	$(36.7)	$—	$(8.5)	$(0.1)	$0.6	$(44.7)

(in millions of U.S. dollars)	Year ended December 31, 2011
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(7.0)	$—	$0.6	$0.2	$0.5	$(5.7)
Inventories	(8.2)	—	(2.1)	—	1.5	(8.8)
Deferred income tax assets	(12.7)	—	(9.4)	(0.1)	—	(22.2)

	$(27.9)	$—	$(10.9)	$0.1	$2.0	$(36.7)

(in millions of U.S. dollars)	Year ended January 1, 2011
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.9)	$—	$(0.6)	$(0.1)	$(0.4)	$(7.0)
Inventories	(6.7)	—	(1.3)	0.2	(0.4)	(8.2)
Deferred income tax assets	(17.6)	—	4.4	0.5	—	(12.7)

	$(30.2)	$—	$2.5	$0.6	$(0.8)	$(27.9)

Cott Corporation

Exhibit Index

Number	Description

2.1	Asset Purchase Agreement, dated as of July 7, 2010, by and among Cott Corporation, Caroline LLC, a wholly-owned subsidiary of Cott Corporation, Cliffstar Corporation, each of the Cliffstar companies named therein, and Stanley Star, solely in his capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed July 9, 2010).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

4.1	Indenture dated as of November 13, 2009, governing the 8.375% Senior Notes due 2017, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on November 16, 2009).

4.2	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on November 16, 2009).

4.3	Registration Rights Agreement, dated as of November 13, 2009, among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Barclays Capital Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to our Form 8-K filed on November 16, 2009).

4.4	Indenture dated as of August 17, 2010, governing the 8.125% Senior Notes due 2018, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.5	Form of 8.125% Senior Note due 2018 (included as Exhibit A to Exhibit 4.7, which is incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.6	Registration Rights Agreement, dated as of August 17, 2010, among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Deutsche Bank Securities Inc., as representative to the Initial Purchasers (incorporated by reference to Exhibit 4.3 to our Form 8-K filed August 20, 2010).

10.1 [1]	Supply Agreement, dated December 21, 1998, between Walmart Stores, Inc. and Cott Beverages USA, Inc. (now “Cott Beverages Inc.”) (incorporated by reference to Exhibit 10.1 of our Form 10-K filed March 15, 2011).

10.2 [2]	Restated 1986 Common Share Option Plan of Cott Corporation/Corporation Cott as amended through October 20, 2004 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 16, 2005).

10.3 [2]	Employment Offer Letter to William Reis dated January 29, 2007 (incorporated by reference to Exhibit 10.43 to our Form 10-K filed March 11, 2008).

10.4 [2]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 11, 2009).

10.5 [2]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007).

10.6 [2]	Employment Offer Letter to Gregory Leiter, executed October 15, 2007 (incorporated by reference to Exhibit 10.41 to our Form 10-K filed March 11, 2008).

10.7 [1]	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Amended Form 10-Q filed June 20, 2011).

Number	Description

10.8 [2]	Employment Offer Letter to Neal Cravens dated August 19, 2009 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed October 29, 2009).

10.9 [2]	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 24, 2009).

10.10 [2]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K dated February 24, 2009).

10.11 [2]	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2010).

10.12 [2]	Common Share Option Cancellation and Forfeiture Agreement between Jerry Fowden and Cott Corporation, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 10, 2010).

10.13 [2]	Stock Appreciation Right Cancellation Agreement between Neal Cravens and Cott Corporation, dated August 10, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 10, 2010).

10.14	2010 Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed on April 1, 2010).

10.15	Amendment to 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on May 4, 2010).

10.16	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed November 10, 2010).

10.17	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to our Form 10-Q filed November 10, 2010).

10.18	Form of Nonqualified Stock Option Agreement under Cott Corporation’s 2010 Equity Incentive Plan (filed herewith).

10.19 [2]	Employment Offer Letter to Michael Gibbons dated March 6, 2009 (incorporated by reference to Exhibit 10.1 of our Form 10-K filed March 15, 2011).

10.20 [1]	Supply Agreement executed December 21, 2010, effective January 1, 2011 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.34 of our Form 10-K/A filed January 1, 2012).

10.21 [2]	Employment Offer Letter to Jay Wells dated January 14, 2012 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 7, 2012)

10.22	Amendment No. 1 to Credit Agreement, dated as of April 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 7, 2012)

10.23	Amendment No. 2 to Credit Agreement, dated as of July 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 1, 2012)

10.24 [2]	Employment Offer Letter to Carlos Baila dated September 17, 2012 (filed herewith)

21.1	List of Subsidiaries of Cott Corporation (filed herewith).

23.1	Consent of Independent Registered Certified Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2012 (filed herewith).

Number	Description

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2012 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2012 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2012 (furnished herewith).

101	The following financial statements from Cott Corporation’s Annual Report on Form 10-K for the year ended December 29, 2012, filed on February 27, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Condensed Consolidated Statements of Comprehensive Income (vi) Notes to the Consolidated Financial Statements (furnished herewith).

[1]	Document is subject to request for confidential treatment.
[2]	Indicates a management contract or compensatory plan.