Form 10-Q
period 2013-03-30
COTT CORP /CN/
filed 2013-05-03
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, no par value per share	95,371,484 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended
	March 30, 2013	March 31, 2012

Revenue, net	$505.4	$523.8
Cost of sales	449.0	460.4

Gross profit	56.4	63.4

Selling, general and administrative expenses	41.3	41.8
Loss on disposal of property, plant & equipment	—	0.6

Operating income	15.1	21.0

Other expense (income), net	0.3	(0.2)
Interest expense, net	13.3	14.0

Income before income taxes	1.5	7.2

Income tax expense	0.5	0.4

Net income	$1.0	$6.8

Less: Net income attributable to non-controlling interests	1.0	0.9

Net income attributed to Cott Corporation	$—	$5.9

Net income per common share attributed to Cott Corporation
Basic	$—	$0.06
Diluted	$—	$0.06

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	95,371	94,427
Diluted	95,801	95,702

Dividends declared per share	$0.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	March 30, 2013	March 31, 2012

Net income	$1.0	$6.8

Other comprehensive (loss) income:
Currency translation adjustment	(12.4)	8.2
Pension benefit plan, net of tax[1]	0.2	(0.5)
Unrealized gain (loss) on derivative instruments, net of tax[2]	0.1	(0.3)

Total other comprehensive (loss) income	(12.1)	7.4

Comprehensive (loss) income	$(11.1)	$14.2

Less: Comprehensive income attributable to non-controlling interests	0.9	0.8

Comprehensive (loss) income attributed to Cott Corporation	$(12.0)	$13.4

[1]	Net of the effect of $0.1 million tax expense and no tax benefit for the three months ended March 30, 2013 and March 31, 2012, respectively.
[2]	Net of the effect of $0.1 million tax expense and $0.1 million tax benefit for the three months ended March 30, 2013 and March 31, 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	March 30, 2013	December 29, 2012
ASSETS
Current assets
Cash & cash equivalents	$93.0	$179.4
Accounts receivable, net of allowance of $6.1 ($6.8 as of December 29, 2012)	223.3	199.4
Income taxes recoverable	1.0	1.2
Inventories	235.7	224.8
Prepaid expenses and other assets	20.8	20.3

Total current assets	573.8	625.1

Property, plant & equipment, net	486.8	490.9
Goodwill	129.7	130.3
Intangibles and other assets, net	305.6	315.4
Deferred income taxes	3.0	3.3
Other tax receivable	1.2	0.9

Total assets	$1,500.1	$1,565.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$2.0	$1.9
Accounts payable and accrued liabilities	238.4	287.7

Total current liabilities	240.4	289.6

Long-term debt	601.4	601.8
Deferred income taxes	38.4	39.1
Other long-term liabilities	15.1	12.5

Total liabilities	895.3	943.0

Equity
Capital stock, no par - 95,371,484 (December 29, 2012 - 95,371,484) shares issued	397.8	397.8
Additional paid-in-capital	41.1	40.4
Retained earnings	180.4	186.0
Accumulated other comprehensive loss	(24.4)	(12.4)

Total Cott Corporation equity	594.9	611.8
Non-controlling interests	9.9	11.1

Total equity	604.8	622.9

Total liabilities and equity	$1,500.1	$1,565.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	March 30, 2013	March 31, 2012

Operating Activities
Net income	$1.0	$6.8
Depreciation & amortization	24.7	23.8
Amortization of financing fees	0.7	1.2
Share-based compensation expense	0.7	0.8
Loss on disposal of property, plant & equipment	—	0.6
Other non-cash items	0.3	(0.4)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(28.2)	(20.5)
Inventories	(13.2)	(16.5)
Prepaid expenses and other assets	(0.6)	(1.8)
Other assets	(0.1)	1.0
Accounts payable and accrued liabilities	(44.1)	(38.4)
Income taxes recoverable	0.2	0.3

Net cash used in operating activities	(58.6)	(43.1)

Investing Activities
Acquisition	—	(5.0)
Additions to property, plant & equipment	(19.9)	(17.7)
Additions to intangibles and other assets	(0.2)	(2.7)
Proceeds from insurance recoveries	0.4	—

Net cash used in investing activities	(19.7)	(25.4)

Financing Activities
Payments of long-term debt	(0.5)	(1.2)
Borrowings under ABL	—	7.0
Payments under ABL	—	(7.0)
Distributions to non-controlling interests	(2.1)	(1.1)
Common shares repurchased and cancelled	(2.9)	—

Net cash used in financing activities	(5.5)	(2.3)

Effect of exchange rate changes on cash	(2.6)	1.5

Net decrease in cash & cash equivalents	(86.4)	(69.3)

Cash & cash equivalents, beginning of period	179.4	100.9

Cash & cash equivalents, end of period	$93.0	$31.6

Supplemental Non-cash Financing Activities:
Dividend payable issued through accounts payable and accrued liabilities	$5.6	$—

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$15.9	$16.0
Cash paid for income taxes, net	$0.5	$0.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity

Balance at December 31, 2011	95,101	674	$395.9	$(2.1)	$42.6	$144.1	$(24.7)	$12.4	$568.2

Share-based compensation	—	—	—	—	0.8	—	—	—	0.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	8.3	(0.1)	8.2
Pension benefit plan, net of tax	—	—	—	—	—	—	(0.5)	—	(0.5)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	—	5.9	—	0.9	6.8

Balance at March 31, 2012	95,101	674	$395.9	$(2.1)	$43.4	$150.0	$(17.2)	$12.1	$582.1

Balance at December 29, 2012	95,371	—	$397.8	$—	$40.4	$186.0	$(12.4)	$11.1	$622.9

Dividend	—	—	—	—	—	(5.6)	—	—	(5.6)
Share-based compensation	—	—	—	—	0.7	—	—	—	0.7
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2.1)	(2.1)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(12.3)	(0.1)	(12.4)
Pension benefit plan, net of tax	—	—	—	—	—	—	0.2	—	0.2
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	0.1	—	0.1
Net income	—	—	—	—	—	—	—	1.0	1.0

Balance at March 30, 2013	95,371	—	$397.8	$—	$41.1	$180.4	$(24.4)	$9.9	$604.8

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 29, 2012. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Recent Accounting Pronouncements

Update ASU 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the information provided in relation to the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. We have adopted this guidance, and the required disclosure is set forth in Note 10.

Note 2 – Acquisitions

In March of 2012, our United Kingdom (“U.K.”) reporting segment acquired a beverage and wholesale business based in Scotland for approximately $5.0 million. The business was purchased from a company in administration and is expected to provide a number of benefits to our U.K. reporting segment, including increased product offerings, logistical synergies and access to an additional production line. The acquisition has been accounted for using the purchase method of accounting for business combinations, and related operating results are included in the Consolidated Statements of Operations for the periods subsequent to the acquisition. The identified assets, which included inventory, property, plant and equipment, trade names and customer lists, were recorded at their estimated fair values, which exceeded the fair value of the purchase price of the business. Accordingly, the acquisition has been accounted for as a bargain purchase and, as a result, we recognized a gain of approximately $0.9 million associated with the acquisition during the second quarter of 2012.

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

Note 3 – Share-Based Compensation

The table below summarizes the share-based compensation expense for the three months ended March 30, 2013 and March 31, 2012. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”), (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan, and (iii) “Stock options” mean non-qualified stock options granted under the 2010 Equity Incentive Plan and the Restated 1986 Common Share Option Plan (the “1986 Option Plan”).

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2013	March 31, 2012

Stock options	$0.1	$0.1
Performance-based RSUs	0.2	—
Time-based RSUs	0.4	0.7

Total	$0.7	$0.8

As of March 30, 2013, the unrecognized share-based compensation expense and years we expect to recognize it as future compensation expense were as follows:

(in millions of U.S. dollars)	Unrecognized share-based compensation expense as of March 30, 2013	Weighted average years expected to recognize compensation

Stock options	$0.8	1.8
Performance-based RSUs	1.5	1.8
Time-based RSUs	2.0	1.6

Total	$4.3

Stock option activity for the three months ended March 30, 2013 was as follows:

	Shares (in thousands)	Weighted average exercise price (Canadian $)

Balance at December 29, 2012	468	$7.28
Awarded	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 30, 2013	468	$7.28

Exercisable at March 30, 2013	125	$9.49

During the three months ended March 30, 2013 Performance-based RSU and Time-based RSU activity was as follows:

(in thousands of shares)	Number of Performance- based RSUs	Number of Time-based RSUs

Balance at December 29, 2012	825	529
Awarded	—	—
Issued	—	—
Forfeited	(5)	(4)

Outstanding at March 30, 2013	820	525

There were no stock options awarded during the three months ended March 30, 2013. Stock options awarded in 2012 were granted under the 2010 Equity Incentive Plan, while stock options awarded prior to 2012 were granted under the 1986 Option Plan. Our board of directors terminated the 1986 Option Plan, as of February 23, 2011. In connection with the termination of the 1986 Option Plan, outstanding options will continue in accordance with the terms of the 1986 Option Plan until exercised, forfeited or terminated, as applicable. No further awards will be granted under the 1986 Option Plan.

On February 14, 2013, our board of directors adopted an amendment and restatement to the 2010 Equity Incentive Plan (the “Amended and Restated Equity Plan”), pursuant to which the 2010 Equity Incentive Plan was amended and restated to, among other things, increase the number of shares that may be issued under the plan to 12,000,000 shares and to provide that the number of shares available for issuance will be reduced 2.0 shares for each share issued pursuant to a “full-value” award (i.e. an award other than an option or stock appreciation right). The Amended and Restated Equity Plan was approved by Cott’s shareowners on April 30, 2013.

Average Canadian to U.S. Dollar Exchange Rate for the Three Months Ended March 30, 2013

The weighted-average exercise prices for options in this Note 3 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the three months ended March 30, 2013:

For the Three Months Ended
March 30, 2013
Average exchange rate	$0.994

Note 4 – Income Taxes

Income tax expense was $0.5 million on pretax income of $1.5 million for the three months ended March 30, 2013, as compared to an income tax expense of $0.4 million on pretax income of $7.2 million for the three months ended March 31, 2012. The first quarter’s income tax rate was 33% in comparison to the prior year rate of 6%. This is the result of $0.2 million in discrete items that increased the current quarter’s rate relative to net income in comparison to prior year discrete items of $(0.8) million which reduced that rate.

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended
(in thousands of shares)	March 30, 2013	March 31, 2012
Weighted-average number of shares outstanding - basic	95,371	94,427
Dilutive effect of stock options	49	30
Dilutive effect of Performance-based RSUs	127	114
Dilutive effect of Time-based RSUs	254	1,131

Adjusted weighted-average number of shares outstanding - diluted	95,801	95,702

We excluded 50,000 (March 31, 2012–183,500) stock options from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. We excluded 674,397 treasury shares held in various trusts in the calculation of basic and diluted earnings per share for the three months ended March 31, 2012. We distributed the remaining shares from the trusts to satisfy certain 2010 Equity Incentive Plan obligations that vested during the fourth quarter of 2012.

Note 6 – Segment Reporting

Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages, and ready-to-drink teas, as well as alcoholic beverages for brand owners. Our business operates through five reporting segments – North America (which includes our U.S. operating segment and Canada operating segment), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other. The primary measures used in evaluating our reporting segments are revenues, operating income (loss), and additions to property, plant and equipment, which have been included as part of our segment disclosures listed below.

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended March 30, 2013

External revenue[1]	$393.2	$97.4	$7.4	$7.4	$—	$505.4
Depreciation and amortization	21.0	3.2	0.5	—	—	24.7
Operating income (loss)	13.8	—	(0.7)	2.0	—	15.1
Additions to property, plant & equipment	14.5	4.6	0.8	—	—	19.9

As of March 30, 2013
Property, plant & equipment	$382.0	$94.8	$10.0	$—	$—	$486.8
Goodwill	125.2	—	—	4.5	—	129.7
Intangibles and other assets	292.6	12.6	0.4	—	—	305.6
Total assets[2]	1,223.5	235.2	26.8	13.8	0.8	1,500.1

[1]	Intersegment revenue between North America and the other reporting segments was $3.8 million for the three months ended March 30, 2013.
[2]	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended March 31, 2012

External revenue[1]	$408.1	$99.2	$9.1	$7.4	$—	$523.8
Depreciation and amortization	20.1	3.3	0.4	—	—	23.8
Operating income (loss)	17.3	3.2	(1.3)	1.8	—	21.0
Additions to property, plant & equipment	12.6	5.0	0.1	—	—	17.7

As of December 29, 2012
Property, plant & equipment	$382.1	$99.5	$9.3	$—	$—	$490.9
Goodwill	125.8	—	—	4.5	—	130.3
Intangibles and other assets	301.1	13.9	0.4	—	—	315.4
Total assets[2]	1,246.7	273.8	28.1	14.1	3.2	1,565.9

[1]	Intersegment revenue between North America and the other reporting segments was $4.1 million for the three months ended March 31, 2012.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the three months ended March 30, 2013, sales to Walmart accounted for 32.8% (March 31, 2012 – 31.6%) of our total revenues, 37.8% of our North America reporting segment revenues (March 31, 2012 – 36.0%), 16.5% of our U.K. reporting segment revenues (March 31, 2012 – 16.8%), and 13.3% of our Mexico reporting segment revenues (March 31, 2012 – 24.4%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2013	March 31, 2012
United States	$354.8	$366.2
Canada	47.5	53.8
United Kingdom	97.4	99.2
Mexico	7.4	9.1
RCI	7.4	7.4
Elimination[1]	(9.1)	(11.9)

Total	$505.4	$523.8

[1]

Represents intersegment revenue among our operating segments, of which $3.8 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three months ended March 30, 2013, and $4.1 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three months ended March 31, 2012.

Revenues by product were as follows:

For the Three Months Ended March 30, 2013
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$151.4	$32.7	$3.5	$0.1	$187.7
Juice	135.0	3.1	—	0.5	138.6
Concentrate	3.1	0.6	—	6.8	10.5
All other products	103.7	61.0	3.9	—	168.6

Total	$393.2	$97.4	$7.4	$7.4	$505.4

For the Three Months Ended March 31, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$163.8	$33.7	$5.6	$—	$203.1
Juice	133.9	3.1	0.1	0.4	137.5
Concentrate	2.9	0.8	—	7.0	10.7
All other products	107.5	61.6	3.4	—	172.5

Total	$408.1	$99.2	$9.1	$7.4	$523.8

Property, plant and equipment by operating segment as of March 30, 2013 and December 29, 2012 was as follows:

(in millions of U.S. dollars)	March 30, 2013	December 29, 2012

United States	$335.1	$333.7
Canada	46.9	48.4
United Kingdom	94.8	99.5
Mexico	10.0	9.3

Total	$486.8	$490.9

Note 7 – Inventories

The following table summarizes inventories as of March 30, 2013 and December 29, 2012:

(in millions of U.S. dollars)	March 30, 2013	December 29, 2012

Raw materials	$102.1	$93.4
Finished goods	113.5	111.6
Other	20.1	19.8

Total	$235.7	$224.8

Note 8 – Intangibles and Other Assets

The following table summarizes intangibles and other assets as of March 30, 2013:

	March 30, 2013
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0

Subject to amortization
Customer relationships	$366.3	$148.0	$218.3
Trademarks	28.6	23.6	5.0
Information technology	65.3	51.4	13.9
Other	11.8	9.2	2.6

	472.0	232.2	239.8

	517.0	232.2	284.8

Other Assets
Financing costs	$24.3	$11.7	$12.6
Deposits	7.2	—	7.2
Other	1.3	0.3	1.0

	32.8	12.0	20.8

Total Intangibles & Other Assets	$549.8	$244.2	$305.6

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”).

Amortization expense of intangible and other assets was $8.6 million for the three months ended March 30, 2013 and $9.0 million for the three months ended March 31, 2012.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2013	$22.7
2014	28.9
2015	26.6
2016	23.2
2017	19.9
Thereafter	118.5

$239.8

Note 9 – Debt

Our total debt as of March 30, 2013 and December 29, 2012 was as follows:

(in millions of U.S. dollars)	March 30, 2013	December 29, 2012
8.375% senior notes due in 2017[1]	$215.0	$215.0
8.125% senior notes due in 2018	375.0	375.0
GE obligation	9.7	9.9
Other capital leases	4.4	4.6
Other debt	1.3	1.3

Total debt	605.4	605.8
Less: Current debt
GE obligation - current maturities	0.9	0.9
Other capital leases - current maturities	0.8	0.8
Other debt - current maturities	0.3	0.2

Total current debt	2.0	1.9
Long-term debt before discount	603.4	603.9
Less discount on 8.375% senior notes	(2.0)	(2.1)

Total long-term debt	$601.4	$601.8

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

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

As of March 30, 2013, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $11.2 million of letters of credit, was $252 million as of March 30, 2013.

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

Note 10 – Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component1 for the three months ended March 30, 2013 were as follows:

(in millions of U.S. dollars)	March 30, 2013
	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 29, 2012	$0.2	$(9.1)	$(3.5)	$(12.4)

OCI before reclassifications	0.2	—	(12.3)[2]	(12.1)
Amounts reclassified from AOCI	(0.1)	0.2	—	0.1

Net current-period OCI	0.1	0.2	(12.3)	(12.0)

Ending balance March 30, 2013	$0.3	$(8.9)	$(15.8)	$(24.4)

[1]	All amounts are net of tax. Amounts in parentheses indicate debits.
[2]	Excludes $0.1 million related to non-controlling interest.

Reclassifications out of accumulated other comprehensive (loss) income1 for the three months ended March 30, 2013 were as follows:

(in millions of U.S. dollars)	March 30, 2013
Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Statement Where Net Income Is Presented

Gains and losses on derivative instruments

Commodity contracts	$0.1	Cost of sales

	$0.1	Total before taxes
	—	Tax (expense) or benefit

	$0.1	Net of tax

Amortization of pension benefit plan items

Prior-service costs	$(0.1)[2]
Actuarial adjustments	(0.1)[2]
Actuarial gains/(losses)	— [2]

	(0.2)	Total before tax
	—	Tax (expense) or benefit

	$(0.2)	Net of tax

Total reclassifications for the period	$(0.1)	Net of tax

[1]	Amounts in parentheses indicate debits.
[2]	These AOCI components are included in the computation of net periodic pension cost.

Note 11 – Commitments and Contingencies

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

We had $11.2 million in standby letters of credit outstanding as of March 30, 2013 (March 31, 2012 – $11.1 million).

Note 12 – Shares Held in Trust Treated as Treasury Shares and Share Repurchase Program

In May 2008, an independent trustee acting on behalf of certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the Amended and Restated Performance Share Unit Plan and the Restated Executive Incentive Share Purchase Plan. During the year ended December 29, 2012, we distributed the remaining 0.7 million shares from the trust to satisfy certain 2010 Equity Incentive Plan obligations that had vested during the last quarter of 2012. As of December 29, 2012, there were no shares held in trust that were accounted for as treasury shares.

On May 1, 2012, our board of directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. During the second quarter of 2012, we repurchased 35,272 shares of common stock for approximately $0.3 million. No other purchases have been made under the repurchase plan. On April 30, 2013, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s currently effective share repurchase program on May 21, 2013. We are unable to predict the number of shares that will be repurchased under the share repurchase program or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

Note 13 – Hedging Transactions and Derivative Financial Instruments

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended March 30, 2013. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of March 30, 2013 was approximately $9.4 million.

The fair value of the Company’s derivative instruments was $0.3 million and $0.1 million as of March 30, 2013 and December 29, 2012, respectively.

The settlement of our derivative instruments resulted in a credit to cost of sales of approximately $0.1 million for the three months ended March 30, 2013 and a charge to cost of sales of less than $0.1 million for the three months ended March 31, 2012.

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

We have certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

	March 30, 2013
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Money market	$10.0	$—	$—	$10.0
Derivatives	—	0.3	—	0.3

Total Assets	$10.0	$0.3	$—	$10.3

	December 29, 2012
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Derivatives	$—	$0.1	$—	$0.1

Total Assets	$—	$0.1	$—	$0.1

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of March 30, 2013 and December 29, 2012 were as follows:

	March 30, 2013		December 29, 2012
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	$215.0	$231.7	$215.0	$234.4
8.125% senior notes due in 2018[1]	375.0	409.7	375.0	414.8

Total	$590.0	$641.4	$590.0	$649.2

1	The fair values are based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 inputs.

Note 15 – Guarantor Subsidiaries

The 2017 Notes and 2018 Notes issued by our U.S. wholly-owned subsidiary, Cott Beverages, Inc., are unconditionally guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other wholly owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

We have not presented separate financial statements, and separate disclosures have not been provided concerning subsidiary guarantors because management has determined such information is not material to the holders of the above-mentioned notes.

The following supplemental financial information sets forth on an unconsolidated basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and our other subsidiaries (the “Non-guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting. In the third quarter of 2012, we revised the financial statements of certain Non-guarantor Subsidiaries to properly reflect their capitalization and subsequent investment in certain Guarantor Subsidiaries resulting from a reorganization completed in connection with the Cliffstar Acquisition. These Non-guarantor Subsidiaries, which have no business operations and no operating assets, hold, directly or indirectly, our investments in substantially all of the Guarantor Subsidiaries and therefore may be viewed for purposes of this disclosure as in-substance Guarantor Subsidiaries themselves. We have therefore included these Non-guarantor Subsidiaries as Guarantor Subsidiaries in the supplemental financial information below for all periods presented.

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 30, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$39.0	$195.3	$239.8	$37.1	$(5.8)	$505.4
Cost of sales	33.8	168.2	219.3	33.5	(5.8)	449.0

Gross profit	5.2	27.1	20.5	3.6	—	56.4
Selling, general and administrative expenses	7.1	20.2	11.9	2.1	—	41.3

Operating (loss) income	(1.9)	6.9	8.6	1.5	—	15.1

Other expense, net	0.2	—	—	0.1	—	0.3
Intercompany interest (income) expense, net	—	(2.9)	2.9	—	—	—
Interest (income) expense, net	(0.1)	13.3	0.1	—	—	13.3

(Loss) income before income tax expense (benefit) and equity income (loss)	(2.0)	(3.5)	5.6	1.4	—	1.5

Income tax expense (benefit)	0.3	(0.1)	0.2	0.1	—	0.5
Equity income (loss)	2.3	1.1	(2.1)	—	(1.3)	—

Net income (loss)	$—	$(2.3)	$3.3	$1.3	$(1.3)	$1.0

Less: Net income attributable to non-controlling interests	—	—	—	1.0	—	1.0

Net income (loss) attributed to Cott Corporation	$—	$(2.3)	$3.3	$0.3	$(1.3)	$0.0

Comprehensive (loss) income attributed to Cott Corporation	$(12.0)	$(34.0)	$(14.0)	$0.6	$47.4	$(12.0)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 31, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$43.7	$208.1	$240.5	$39.7	$(8.2)	$523.8
Cost of sales	37.7	176.2	218.2	36.5	(8.2)	460.4

Gross profit	6.0	31.9	22.3	3.2	—	63.4
Selling, general and administrative expenses	8.7	15.6	15.0	2.5	—	41.8

Loss on disposal of property, plant & equipment	—	0.4	0.2	—	—	0.6

Operating (loss) income	(2.7)	15.9	7.1	0.7	—	21.0

Other (income) expense, net	(0.1)	0.1	—	(0.2)	—	(0.2)
Intercompany interest (income) expense, net	—	(2.3)	2.3	—	—	—
Interest expense, net	0.1	13.7	0.2	—	—	14.0

(Loss) income before income tax (benefit) expense and equity income	(2.7)	4.4	4.6	0.9	—	7.2

Income tax (benefit) expense	(0.5)	0.7	0.1	0.1	—	0.4
Equity income	8.1	1.0	5.1	—	(14.2)	—

Net income	$5.9	$4.7	$9.6	$0.8	$(14.2)	$6.8

Less: Net income attributable to non-controlling interests	—	—	—	0.9	—	0.9

Net income (loss) attributed to Cott Corporation	$5.9	$4.7	$9.6	$(0.1)	$(14.2)	$5.9

Comprehensive income (loss) attributed to Cott Corporation	$13.4	$21.9	$(75.3)	$(2.6)	$56.0	$13.4

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of March 30, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$38.3	$11.5	$39.5	$3.7	$—	$93.0
Accounts receivable, net of allowance	18.8	115.9	144.3	16.0	(71.7)	223.3
Income taxes recoverable	—	0.8	0.2	—	—	1.0
Inventories	22.2	72.9	132.3	8.3	—	235.7
Prepaid expenses and other assets	2.0	14.0	4.6	0.2	—	20.8

Total current assets	81.3	215.1	320.9	28.2	(71.7)	573.8

Property, plant & equipment, net	49.7	193.6	233.0	10.5	—	486.8
Goodwill	27.0	4.5	98.2	—	—	129.7
Intangibles and other assets, net	0.9	98.1	193.0	13.6	—	305.6
Deferred income taxes	2.5	—	—	0.5	—	3.0
Other tax receivable	0.4	0.2	0.6	—	—	1.2
Due from affiliates	42.0	165.8	78.0	41.9	(327.7)	—
Investments in subsidiaries	467.9	368.8	746.6	—	(1,583.3)	—

Total assets	$671.7	$1,046.1	$1,670.3	$94.7	$(1,982.7)	$1,500.1

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.1	$1.3	$0.2	$0.4	$—	$2.0
Accounts payable and accrued liabilities	33.1	111.0	157.2	8.8	(71.7)	238.4

Total current liabilities	33.2	112.3	157.4	9.2	(71.7)	240.4

Long-term debt	0.2	598.4	1.5	1.3	—	601.4
Deferred income taxes	—	29.8	7.7	0.9	—	38.4
Other long-term liabilities	0.2	3.9	10.6	0.4	—	15.1
Due to affiliates	43.2	76.7	168.3	39.5	(327.7)	—

Total liabilities	76.8	821.1	345.5	51.3	(399.4)	895.3

Equity
Capital stock, no par	397.8	574.5	1,674.9	81.7	(2,331.1)	397.8
Additional paid-in-capital	41.1	—	—	—	—	41.1
Retained earnings (deficit)	180.4	(331.0)	(342.2)	(47.7)	720.9	180.4
Accumulated other comprehensive loss	(24.4)	(18.5)	(7.9)	(0.5)	26.9	(24.4)

Total Cott Corporation equity	594.9	225.0	1,324.8	33.5	(1,583.3)	594.9
Non-controlling interests	—	—	—	9.9	—	9.9

Total equity	594.9	225.0	1,324.8	43.4	(1,583.3)	604.8

Total liabilities and equity	$671.7	$1,046.1	$1,670.3	$94.7	$(1,982.7)	$1,500.1

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$39.8	$37.5	$96.4	$5.7	$—	$179.4
Accounts receivable, net of allowance	18.4	111.5	122.3	16.2	(69.0)	199.4
Income taxes recoverable	—	0.9	0.2	0.1	—	1.2
Inventories	21.1	65.9	130.8	7.0	—	224.8
Prepaid expenses and other assets	2.5	13.4	4.3	0.1	—	20.3

Total current assets	81.8	229.2	354.0	29.1	(69.0)	625.1

Property, plant & equipment, net	50.7	188.4	242.0	9.8	—	490.9
Goodwill	27.5	4.5	98.3	—	—	130.3
Intangibles and other assets, net	1.0	101.4	198.4	14.6	—	315.4
Deferred income taxes	2.9	—	—	0.4	—	3.3
Other tax receivable	0.2	0.1	0.6	—	—	0.9
Due from affiliates	40.0	175.2	78.0	41.9	(335.1)	—
Investments in subsidiaries	487.5	389.7	820.0	—	(1,697.2)	—

Total assets	$691.6	$1,088.5	$1,791.3	$95.8	$(2,101.3)	$1,565.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1.3	$0.2	$0.4	$—	$1.9
Accounts payable and accrued liabilities	36.2	119.5	193.1	7.9	(69.0)	287.7

Total current liabilities	36.2	120.8	193.3	8.3	(69.0)	289.6

Long-term debt	0.2	598.7	1.5	1.4	—	601.8
Deferred income taxes	—	30.3	7.9	0.9	—	39.1
Other long-term liabilities	0.2	4.0	8.3	—	—	12.5
Due to affiliates	43.2	76.7	177.8	37.4	(335.1)	—

Total liabilities	79.8	830.5	388.8	48.0	(404.1)	943.0

Equity
Capital stock, no par	397.8	574.5	1,724.3	83.6	(2,382.4)	397.8
Additional paid-in-capital	40.4	—	—	—	—	40.4
Retained earnings (deficit)	186.0	(329.7)	(331.2)	(46.1)	707.0	186.0
Accumulated other comprehensive (loss) income	(12.4)	13.2	9.4	(0.8)	(21.8)	(12.4)

Total Cott Corporation equity	611.8	258.0	1,402.5	36.7	(1,697.2)	611.8
Non-controlling interests	—	—	—	11.1	—	11.1

Total equity	611.8	258.0	1,402.5	47.8	(1,697.2)	622.9

Total liabilities and equity	$691.6	$1,088.5	$1,791.3	$95.8	$(2,101.3)	$1,565.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 30, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating activities
Net income (loss)	$—	$(2.3)	$3.3	$1.3	$(1.3)	$1.0
Depreciation & amortization	1.6	9.6	12.0	1.5	—	24.7
Amortization of financing fees	—	0.7	—	—	—	0.7
Share-based compensation expense	0.1	0.4	0.2	—	—	0.7
Increase (decrease) in deferred income taxes	0.4	(0.6)	0.2	—	—	—
Equity (loss) income, net of distributions	(2.3)	(1.1)	2.1	—	1.3	—
Intercompany transactions	10.8	2.2	—	—	(13.0)	—
Other non-cash items	—	0.2	0.1	—	—	0.3
Net change in operating assets and liabilities	(8.7)	(22.2)	(68.3)	0.2	13.0	(86.0)

Net cash provided by (used in) operating activities	1.9	(13.1)	(50.4)	3.0	—	(58.6)

Investing activities
Additions to property, plant & equipment	(1.7)	(12.8)	(4.6)	(0.8)	—	(19.9)
Proceeds from insurance recoveries	—	0.4	—	—	—	0.4
Advances to affiliates	—	—	—	(2.0)	2.0	—
Additions to intangibles and other assets	—	(0.1)	—	(0.1)	—	(0.2)

Net cash used in investing activities	(1.7)	(12.5)	(4.6)	(2.9)	2.0	(19.7)

Financing activities
Payments of long-term debt	—	(0.4)	—	(0.1)	—	(0.5)
Advances from affiliates	2.0	—	—	—	(2.0)	—
Distributions to non-controlling interests	—	—	—	(2.1)	—	(2.1)
Common shares repurchased and cancelled	(2.9)	—	—	—	—	(2.9)

Net cash used in financing activities	(0.9)	(0.4)	—	(2.2)	(2.0)	(5.5)

Effect of exchange rate changes on cash	(0.8)	—	(1.9)	0.1	—	(2.6)

Net decrease in cash & cash equivalents	(1.5)	(26.0)	(56.9)	(2.0)	—	(86.4)

Cash & cash equivalents, beginning of period	39.8	37.5	96.4	5.7	—	179.4

Cash & cash equivalents, end of period	$38.3	$11.5	$39.5	$3.7	$—	$93.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 31, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$5.9	$4.7	$9.6	$0.8	$(14.2)	$6.8
Depreciation & amortization	1.6	8.8	12.0	1.4	—	23.8
Amortization of financing fees	0.1	1.0	0.1	—	—	1.2
Share-based compensation expense	0.1	0.5	0.2	—	—	0.8
Increase (decrease) in deferred income taxes	0.4	(0.7)	0.2	0.1	—	—
Loss on disposal of property, plant & equipment	—	0.4	0.2	—	—	0.6
Equity (loss) income, net of distributions	(8.1)	(1.0)	(5.1)	—	14.2	—
Intercompany transactions	4.2	1.2	—	—	(5.4)	—
Other non-cash items	(0.4)	—	—	—	—	(0.4)
Net change in operating assets and liabilities, net of acquisition	(9.9)	(19.5)	(52.7)	0.8	5.4	(75.9)

Net cash (used in) provided by operating activities	(6.1)	(4.6)	(35.5)	3.1	—	(43.1)

Investing Activities
Acquisition	—	—	(5.0)	—	—	(5.0)
Additions to property, plant & equipment	(1.5)	(11.1)	(5.0)	(0.1)	—	(17.7)
Additions to intangibles and other assets	—	(2.2)	(0.5)	—	—	(2.7)
Advances to affiliates	—	—	—	(2.6)	2.6	—

Net cash used in investing activities	(1.5)	(13.3)	(10.5)	(2.7)	2.6	(25.4)

Financing Activities
Payments of long-term debt	—	(1.1)	—	(0.1)	—	(1.2)
Borrowings under ABL	—	7.0	—	—	—	7.0
Payments under ABL	—	(7.0)	—	—	—	(7.0)
Advances from affiliates	2.6	—	—	—	(2.6)	—
Distributions to non-controlling interests	—	—	—	(1.1)	—	(1.1)

Net cash provided by (used in) financing activities	2.6	(1.1)	—	(1.2)	(2.6)	(2.3)

Effect of exchange rate changes on cash	0.3	—	0.8	0.4	—	1.5

Net decrease in cash & cash equivalents	(4.7)	(19.0)	(45.2)	(0.4)	—	(69.3)

Cash & cash equivalents, beginning of period	13.7	20.7	58.9	7.6	—	100.9

Cash & cash equivalents, end of period	$9.0	$1.7	$13.7	$7.2	$—	$31.6

Note 16 – Subsequent Event

On February 14, 2013, our board of directors adopted the Amended and Restated Equity Plan, pursuant to which the 2010 Equity Incentive Plan was amended and restated to, among other things, increase the number of shares that may be issued under the plan to 12,000,000 shares and to provide that the number of shares available for issuance will be reduced 2.0 shares for each share issued pursuant to a “full-value” award (i.e. an award other than an option or stock appreciation right). The Amended and Restated Equity Plan was approved by Cott’s shareowners on April 30, 2013.

On February 15, 2013, our board of directors declared a dividend of C$0.06 per common share, payable in cash on April 5, 2013 to shareowners of record at the close of business on March 20, 2013. The dividend payment was approximately $5.6 million in the aggregate.

On April 28, 2013, our U.K. reporting segment signed a share purchase agreement to acquire Cooke Bros Holdings Limited, which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks is a privately owned soft drink and freezable products business based in Wrexham, United Kingdom with annual revenues of approximately $50 million. The purchase price is estimated to be approximately $31 million, which includes an adjustment for high seasonal working capital and approximately $5 million of deferred consideration over a 24 month period. Completion of the transaction is subject to customary conditions, including clearance from the United Kingdom’s Office for Fair Trading and is anticipated to close in June 2013.

On April 30, 2013, our board of directors declared a dividend of C$0.06 per share on common shares, payable in cash on June 12, 2013 to shareowners of record at the close of business on May 30, 2013.

On April 30, 2013, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s currently effective share repurchase program on May 21, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 29, 2012 (the “2012 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2012 Annual Report.

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

We typically operate at low margins and therefore relatively small changes in cost structures can materially affect results.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are aluminum, polyethylene terephthalate (“PET”) resin, corn, sugar, fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed. We have entered into fixed price commitments for a majority of our forecasted aluminum and fruit requirements for the remainder of 2013, as well as a portion of our aluminum and fruit requirements for 2014. We have entered into fixed price commitments for all of our high fructose corn syrup (“HFCS”) and sugar requirements for 2013.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, the United Kingdom, and Mexico, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages, and ready-to-drink teas. During the first three months of 2013, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for such products, our operating results could be materially adversely affected. Sales to Walmart for the three months ended March 30, 2013 and March 31, 2012 accounted for 32.8% and 31.6% of total revenue.

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations. We exclude the impact of foreign exchange to better understand trends in the business.

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

Summary financial results

Our net income for the three months ended March 30, 2013 (the “first quarter”) was effectively zero or $0.00 per diluted share, compared with net income of $5.9 million or $0.06 per diluted share for the three months ended March 31, 2012.

The following items of significance impacted our financial results for the first quarter of 2013:

•

our revenue decreased by 3.5% from the comparable prior year period due to lower global volumes, slightly offset by an increase in average price per case in North America. Absent foreign exchange impact, revenue decreased 3.4%;

•

our gross profit as a percentage of revenue declined to 11.2% for the first quarter from 12.1% in the comparable prior year period due primarily to lower global volumes, which resulted in unfavorable fixed cost absorption;

•

our filled beverage 8-ounce equivalents (“beverage case volume”) decreased 4.9% due primarily to the residual effect of exiting low gross margin business in North America last year, a general market decline in the North American CSD category, and loss of market share for the private label segment within the overall CSD category in North America;

•

our selling, general and administrative (“SG&A”) expenses for the first quarter decreased to $41.3 million from $41.8 million in the comparable prior year period due primarily to a reduction in information technology costs;

•

other expense was $0.3 million in the first quarter compared to other income of $0.2 million in the comparable prior year period due to the recording of foreign exchange losses during the period compared to foreign exchange gains in the prior year period; and

•	our income tax expense was flat as compared to the prior year period.

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

•	our gross profit as a percentage of revenue declined to 12.1% for the first quarter from 13.0% in the comparable prior year period;

•	our beverage case volume decreased 6.8% during the first quarter due primarily to the loss of certain customers resulting from the strategic implementation of price increases;

•

our SG&A expenses for the first quarter decreased to $41.8 million from $45.1 million in the comparable prior year period due primarily to a reduction of information technology costs and professional fees, offset in part by an increase in certain employee-related costs;

•

other income was $0.2 million in the first quarter compared to other expense of $0.8 million in the comparable prior year period due primarily to foreign exchange gains primarily related to intercompany transactions; and

•	our income tax expense was $0.4 million compared to $1.6 million in the comparable prior year period, due primarily to a favorable audit settlement of $0.9 million.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended March 30, 2013 and March 31, 2012:

	For the Three Months Ended
	March 30, 2013		March 31, 2012
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	505.4	100.0	523.8	100.0
Cost of sales	449.0	88.8	460.4	87.9

Gross profit	56.4	11.2	63.4	12.1
Selling, general, and administrative expenses	41.3	8.2	41.8	8.0
Loss on disposal of property, plant & equipment	—	—	0.6	0.1

Operating income	15.1	3.0	21.0	4.0
Other expense (income), net	0.3	0.1	(0.2)	—
Interest expense, net	13.3	2.6	14.0	2.7

Income before income taxes	1.5	0.3	7.2	1.3
Income tax expense	0.5	0.1	0.4	0.1

Net income	1.0	0.2	6.8	1.2

Less: Net income attributable to non-controlling interests	1.0	0.2	0.9	0.2

Net income attributed to Cott Corporation	—	—	5.9	1.0

Depreciation & amortization	24.7	4.9	23.8	4.5

The following table summarizes our revenue and operating income (loss) by reporting segment for the three months ended March 30, 2013 and March 31, 2012:

	For the Three Months Ended
(in millions of U.S. Dollars)	March 30, 2013	March 31, 2012
Revenue
North America	$393.2	$408.1
United Kingdom	97.4	99.2
Mexico	7.4	9.1
RCI	7.4	7.4

Total	$505.4	$523.8

Operating income (loss)
North America	$13.8	$17.3
United Kingdom	—	3.2
Mexico	(0.7)	(1.3)
RCI	2.0	1.8

Total	$15.1	$21.0

Revenues are attributed to reporting segments based on the location of the customer.

The following table summarizes our beverage case volume by reporting segment for the three months ended March 30, 2013 and March 31, 2012:

	For the Three Months Ended
(in millions of cases)	March 30, 2013	March 31, 2012
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
North America	172.6	179.6
United Kingdom	44.5	44.9
Mexico	4.9	5.9
RCI	63.5	71.0

Total	285.5	301.4

Volume - 8 oz equivalent cases - Filled Beverage
North America	148.0	156.4
United Kingdom	40.1	40.9
Mexico	4.9	5.9
RCI	0.2	—

Total	193.2	203.2

The following tables summarize revenue and volume by product for the three months ended March 30, 2013 and March 31, 2012:

For the Three Months Ended March 30, 2013
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$151.4	$32.7	$3.5	$0.1	$187.7
Juice	135.0	3.1	—	0.5	138.6
Concentrate	3.1	0.6	—	6.8	10.5
All other products	103.7	61.0	3.9	—	168.6

Total	$393.2	$97.4	$7.4	$7.4	$505.4

For the Three Months Ended March 30, 2013
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	66.8	17.4	2.3	0.1	86.6
Juice	30.8	0.8	—	0.1	31.7
Concentrate	24.6	4.4	—	63.3	92.3
All other products	50.4	21.9	2.6	—	74.9

Total	172.6	44.5	4.9	63.5	285.5

For the Three Months Ended March 31, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$163.8	$33.7	$5.6	$—	$203.1
Juice	133.9	3.1	0.1	0.4	137.5
Concentrate	2.9	0.8	—	7.0	10.7
All other products	107.5	61.6	3.4	—	172.5

Total	$408.1	$99.2	$9.1	$7.4	$523.8

For the Three Months Ended March 31, 2012
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	74.9	18.1	4.0	—	97.0
Juice	30.4	0.8	0.1	—	31.3
Concentrate	23.2	4.0	—	71.0	98.2
All other products	51.1	22.0	1.8	—	74.9

Total	179.6	44.9	5.9	71.0	301.4

Results of operations

The following tables summarize the change in revenue by reporting segment for the three months ended March 30, 2013 and March 31, 2012:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2013
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(18.4)	$(14.9)	$(1.8)	$(1.7)	$—
Impact of foreign exchange[1]	0.6	0.1	0.7	(0.2)	—

Change excluding foreign exchange	$(17.8)	$(14.8)	$(1.1)	$(1.9)	$—

Percentage change in revenue	-3.5%	-3.7%	-1.8%	-18.7%	0.0%

Percentage change in revenue excluding foreign exchange	-3.4%	-3.6%	-1.1%	-20.9%	0.0%

	For the Three Months Ended
(in millions of U.S. dollars)	March 31, 2012
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(10.3)	$(20.7)	$12.9	$(2.3)	$(0.2)
Impact of foreign exchange[1]	3.2	0.7	1.7	0.8	—

Change excluding foreign exchange	$(7.1)	$(20.0)	$14.6	$(1.5)	$(0.2)

Percentage change in revenue	-1.9%	-4.8%	14.9%	-20.2%	-2.6%

Percentage change in revenue excluding foreign exchange	-1.3%	-4.7%	16.9%	-13.2%	-2.6%

1	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA for the three months ended March 30, 2013 and March 31, 2012.

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2013	March 31, 2012

Net income attributed to Cott Corporation	$—	$5.9
Interest expense, net	13.3	14.0
Income tax expense	0.5	0.4
Depreciation & amortization	24.7	23.8
Net income attributable to non-controlling interests	1.0	0.9

EBITDA	$39.5	$45.0

Revenue – Revenue decreased $18.4 million or 3.5% in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue decreased 3.4% in the first quarter from the comparable prior year period.

North America revenue decreased $14.9 million, or 3.7%, in the first quarter from the comparable prior year period due primarily to the residual effect of exiting low gross margin business last year, a general market decline in the North American CSD category and loss of market share for the private label segment within the overall CSD category, slightly offset by higher volumes in the juice category and increased average price per case.

U.K. revenue decreased $1.8 million, or 1.8%, in the first quarter from the comparable prior year period due primarily to poor weather experienced in March and the narrowing price gaps associated with national brands, particularly in the energy and sports drink categories. Absent foreign exchange impact, U.K. revenue decreased 1.1% in the first quarter.

Mexico revenue decreased $1.7 million, or 18.7%, in the first quarter from the comparable prior year period due primarily to the continuing impact from the loss of a regional brand license at the end of its term. Absent foreign exchange impact, Mexico revenue decreased 20.9% in the first quarter.

RCI revenue remained flat in the first quarter from the comparable prior year period. Concentrate volume declined 10.8% from the comparable prior year period due primarily to lower shipments to Asia offset by increased average price per case.

Cost of Sales – Cost of sales represented 88.8% of revenue in the first quarter, compared to 87.9% in the comparable prior year period. The increase in cost of sales as a percentage of revenue was due primarily to unfavorable fixed cost absorption associated with lower global volumes as well as an increase in variable costs as we were not able to reduce variable costs at the same rate that volumes declined.

Gross Profit – Gross profit as a percentage of revenue decreased to 11.2% in the first quarter from 12.1% in the comparable prior year period due primarily to lower global volumes, which resulted in unfavorable fixed cost absorption.

Selling, General and Administrative Expenses – SG&A decreased $0.5 million, or 1.2%, in the first quarter from the comparable prior year period. The decrease was due primarily to a reduction in information technology costs. As a percentage of revenue, SG&A increased to 8.2% in the first quarter from 8.0% in the comparable prior year period.

Operating Income – Operating income was $15.1 million in the first quarter compared to $21.0 million in the comparable prior year period. The decrease was due primarily to lower gross profit as a percentage of revenue, offset in part by lower SG&A.

Other Expense (Income) – Other expense was $0.3 million in the first quarter compared to other income of $0.2 million in the comparable prior year period. This increase in expense was due primarily to unfavorable foreign exchange impact during the first quarter.

Income Taxes – We recorded income tax expense of $0.5 million in the first quarter compared to $0.4 million in the comparable prior year period. The reorganization of our legal entity structure and refinancing of intercompany debt during the second quarter of 2011 is expected to result in a reduction of Cott’s effective tax rate versus the statutory rate for the prior and current year but as a result of discrete items the tax rate was higher during the quarter relative to the anticipated tax rate for the year.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three months ended March 30, 2013 and March 31, 2012, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	March 30, 2013	March 31, 2012
Net cash used in operating activities	$(58.6)	$(43.1)
Net cash used in investing activities	(19.7)	(25.4)
Net cash used in financing activities	(5.5)	(2.3)
Effect of exchange rate changes on cash	(2.6)	1.5

Net decrease in cash & cash equivalents	(86.4)	(69.3)
Cash & cash equivalents, beginning of period	179.4	100.9

Cash & cash equivalents, end of period	$93.0	$31.6

Financial and Capital Resources and Liquidity

As of March 30, 2013, we had total debt of $605.4 million and $93.0 million of cash and cash equivalents compared to $607.2 million of debt and $31.6 million of cash and cash equivalents as of March 31, 2012.

We believe that our level of resources, which includes cash on hand, available borrowings under our asset based lending credit facility (the “ABL facility”) and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. We have maintained adequate liquidity to meet current working capital requirements, fund capital expenditures and make scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating activities and financing activities will provide adequate resources to satisfy working capital, scheduled principal and interest payments on debt, and anticipated capital expansion requirements for both short-term and long-term capital needs, as well as the payment of future dividends. For periods extending beyond twelve months, we believe that our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend primarily on our ability to retain a substantial amount of volume from our key customers and maintain the profitability of our business. If we do not have enough cash to pay our debt service obligations, or if the ABL facility, the 8.375% senior notes that are due on November 15, 2017 (the “2017 Notes”), or the 8.125% senior notes that are due on September 1, 2018 (the “2018 Notes”) were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2017 Notes and 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of March 30, 2013, our total availability under the ABL facility was $263.2 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of April 15, 2013 (the March month-end under the terms of the credit agreement governing our ABL facility), and we had no outstanding borrowings under the ABL facility and $11.2 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $252.0 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

We earned approximately 100% of our consolidated operating income in subsidiaries located outside of Canada during the first three months of 2013. All of these foreign earnings are considered to be indefinitely reinvested in foreign jurisdictions where we have made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no Canadian income taxes have been provided for on these foreign earnings. Cash and cash equivalents held by our foreign subsidiaries are readily convertible into other foreign currencies, including Canadian dollars. We do not intend, nor do we foresee a need, to repatriate these funds.

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

Operating activities

Cash used in operating activities was $58.6 million during the first quarter compared to $43.1 million in the comparable prior year period. The $15.5 million increase was due primarily to a reduction in net income and inventory as compared to the prior year period, an increase in accounts payable payments as compared to the prior year period, and the timing of accounts receivable receipts.

Investing activities

Cash used in investing activities was $19.7 million during the first quarter compared to $25.4 million in the comparable prior year period. The $5.7 million decrease was due primarily to the acquisition of a beverage and wholesale business by our U.K. reporting segment in the prior year period, and the receipt of insurance proceeds related to a loss incurred on a U.S. facility. Increased property, plant & equipment additions were offset by a reduction in intangible and other asset additions.

Financing activities

Cash used in financing activities was $5.5 million during the first quarter compared to $2.3 million in the comparable prior year period. The $3.2 million increase was due primarily to common shares repurchased from employees who elected to withhold common shares to satisfy tax obligations related to the vesting of stock-based awards and increased distributions to non-controlling interests as compared to the prior year period offset in part by a reduction in long-term debt payments as compared to the prior year period.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of March 30, 2013.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our 2012 Annual Report.

Debt

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

As of March 30, 2013, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $11.2 million of letters of credit, was $252 million as of March 30, 2013.

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

Credit Ratings and Covenant Compliance

Credit Ratings

We have no material changes to the disclosure on this matter made in our 2012 Annual Report.

Covenant Compliance

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

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of 10% of the lenders’ commitments under the revolving credit facility (the “Revolver”) or $27.5 million. If excess availability is less than the greater of 12.5% of the lenders’ commitments under the Revolver or $34.375 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of March 30, 2013.

Common Share Repurchase Program

On May 1, 2012, our board of directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. During the second quarter of 2012, we repurchased 35,272 common shares for approximately $0.3 million through open market transactions. No additional repurchases were made under the program through March 30, 2013. On April 30, 2013, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s currently effective share repurchase program on May 21, 2013. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

Issuer Purchases of Equity Securities

In the fourth quarter of 2012, 356,379 shares of our previously-issued common stock were withheld from delivery to our employees to satisfy their tax obligations related to stock-based awards.

Capital Structure

Since December 29, 2012, equity has decreased by $16.9 million. The decrease was due to $5.6 million in dividends and other comprehensive loss of $12.0 million, offset by $0.7 million of share-based compensation expense.

Dividend Payments

On February 14, 2013, the Board of Directors declared a dividend of C$0.06 per share on common shares, payable in cash on April 5, 2013 to shareowners of record at the close of business on March 20, 2013. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2017 Notes and 2018 Notes, as well as other factors that our board of directors may deem relevant from time to time.

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

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2012 Annual Report.

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

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our 2012 Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Walmart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness we incurred and our ability to meet our obligations;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management and a new management structure;

•	our exposure to intangible asset risk;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems; or

•	volatility of our stock price.

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

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for their Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, have maturities of less than one year. As of March 30, 2013, we had outstanding foreign exchange forward contracts with notional amounts of $9.4 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of March 30, 2013, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $11.2 million in outstanding letters of credit) would result in less than $0.1 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted-average interest rate of our debt outstanding at March 30, 2013 was 8.2%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our 2012 Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2013. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2013, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Reference is made to the legal proceedings described in our 2012 Annual Report.

Item 1A.	Risk Factors

There has been no material change in our risk factors since December 29, 2012. Please refer to our 2012 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchase Program

On May 1, 2012, our board of directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. We repurchased 35,272 shares of common stock for approximately $0.3 million during the second quarter of 2012. No additional repurchases were made through March 30, 2013. On April 30, 2013, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s currently effective share repurchase program on May 21, 2013. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Employment Offer Letter to Steven Kitching dated February 14, 2013 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2013 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2013 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2013 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2013 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, filed on May 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: May 3, 2013	/s/ Jay Wells
Jay Wells Chief Financial Officer (On behalf of the Company)

Date: May 3, 2013	/s/ Gregory Leiter
Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1	Employment Offer Letter to Steven Kitching dated February 14, 2013 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2013 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2013 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2013 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 30, 2013 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, filed on May 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (furnished herewith).