Form 10-Q
period 2013-06-29
COTT CORP /CN/
filed 2013-08-02
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 29, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2013
Common Stock, no par value per share	94,236,098 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Revenue, net	$563.8	$625.8	$1,069.2	$1,149.6
Cost of sales	487.2	533.5	936.2	993.9

Gross profit	76.6	92.3	133.0	155.7

Selling, general and administrative expenses	41.7	48.8	83.0	90.6
Loss on disposal of property, plant & equipment	0.3	0.3	0.3	0.9
Restructuring	2.0	—	2.0	—

Operating income	32.6	43.2	47.7	64.2

Other (income) expense, net	—	(0.5)	0.3	(0.7)
Interest expense, net	12.8	13.5	26.1	27.5

Income before income taxes	19.8	30.2	21.3	37.4

Income tax expense	1.7	3.9	2.2	4.3

Net income	$18.1	$26.3	$19.1	$33.1

Less: Net income attributable to non-controlling interests	1.6	1.2	2.6	2.1

Net income attributed to Cott Corporation	$16.5	$25.1	$16.5	$31.0

Net income per common share attributed to Cott Corporation
Basic	$0.17	$0.27	$0.17	$0.33
Diluted	$0.17	$0.26	$0.17	$0.32

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	95,159	94,469	95,265	94,448
Diluted	95,981	95,515	96,048	95,479

Dividends declared per share	$0.06	$—	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$18.1	$26.3	$19.1	$33.1

Other comprehensive (loss) income:
Currency translation adjustment	(4.4)	(7.2)	(16.8)	1.0
Pension benefit plan, net of tax[1]	0.2	0.3	0.4	(0.2)
Unrealized loss on derivative instruments, net of tax[2]	(0.1)	—	—	(0.3)

Total other comprehensive (loss) income	(4.3)	(6.9)	(16.4)	0.5

Comprehensive income	$13.8	$19.4	$2.7	$33.6

Less: Comprehensive income attributable to non-controlling interests	1.7	1.2	2.6	2.0

Comprehensive income attributed to Cott Corporation	$12.1	$18.2	$0.1	$31.6

[1]

Net of the effect of $0.1 million and $0.2 million tax expense for the three and six months ended June 29, 2013, respectively, and net of the effect of $0.1 million and $0.1 million tax expense for the three and six months ended June 30, 2012, respectively.

[2]

Net of the effect of $0.1 million and a nil tax benefit for the three and six months ended June 29, 2013, respectively, and net of the effect of a nil and $0.1 million tax benefit for the three and six months ended June 30, 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	June 29, 2013	December 29, 2012
ASSETS
Current assets
Cash & cash equivalents	$66.8	$179.4
Accounts receivable, net of allowance of $ 6.1 ($6.8 as of December 29, 2012)	266.7	199.4
Income taxes recoverable	0.8	1.2
Inventories	240.0	224.8
Prepaid expenses and other assets	22.7	20.3

Total current assets	597.0	625.1

Property, plant & equipment, net	492.2	490.9
Goodwill	139.4	130.3
Intangibles and other assets, net	313.6	315.4
Deferred income taxes	2.7	3.3
Other tax receivable	1.2	0.9

Total assets	$1,546.1	$1,565.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$2.6	$1.9
Accounts payable and accrued liabilities	264.6	287.7

Total current liabilities	267.2	289.6

Long-term debt	602.1	601.8
Deferred income taxes	44.4	39.1
Other long-term liabilities	23.8	12.5

Total liabilities	937.5	943.0

Equity

Capital stock, no par - 94,773,326 (December 29, 2012 - 95,371,484) shares issued	394.9	397.8
Additional paid-in-capital	42.9	40.4
Retained earnings	188.7	186.0
Accumulated other comprehensive loss	(28.8)	(12.4)

Total Cott Corporation equity	597.7	611.8
Non-controlling interests	10.9	11.1

Total equity	608.6	622.9

Total liabilities and equity	$1,546.1	$1,565.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Operating Activities
Net income	$18.1	$26.3	$19.1	$33.1
Depreciation & amortization	24.9	23.7	49.6	47.5
Amortization of financing fees	0.8	0.9	1.5	2.1
Share-based compensation expense	1.8	1.4	2.5	2.2
Increase in deferred income taxes	1.6	4.0	1.6	4.0
Gain on bargain purchase	—	(0.9)	—	(0.9)
Loss on disposal of property, plant & equipment	0.3	0.3	0.3	0.9
Other non-cash items	(0.1)	1.0	0.2	0.6
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(29.6)	(31.3)	(57.8)	(51.8)
Inventories	2.4	(6.5)	(10.8)	(23.0)
Prepaid expenses and other assets	(1.4)	(4.1)	(2.0)	(5.9)
Other assets	—	(0.1)	(0.1)	0.9
Accounts payable and accrued liabilities	15.2	22.1	(28.9)	(16.3)
Income taxes recoverable	0.1	1.3	0.3	1.6

Net cash provided by (used in) operating activities	34.1	38.1	(24.5)	(5.0)

Investing Activities
Acquisition, net of cash acquired	(6.5)	—	(6.5)	(5.0)
Additions to property, plant & equipment	(14.6)	(19.7)	(34.5)	(37.4)
Additions to intangibles and other assets	(1.7)	(1.0)	(1.9)	(3.7)
Proceeds from sale of assets held for sale	—	1.0	—	1.0
Proceeds from insurance recoveries	—	—	0.4	—

Net cash used in investing activities	(22.8)	(19.7)	(42.5)	(45.1)

Financing Activities
Payments of long-term debt	(19.1)	(1.4)	(19.6)	(2.6)
Borrowings under ABL	—	17.5	—	24.5
Payments under ABL	—	(17.5)	—	(24.5)
Distributions to non-controlling interests	(0.7)	(0.3)	(2.8)	(1.4)
Common shares repurchased and cancelled	(5.5)	(0.3)	(8.4)	(0.3)
Dividends to shareholders	(11.2)	—	(11.2)	—

Net cash used in financing activities	(36.5)	(2.0)	(42.0)	(4.3)

Effect of exchange rate changes on cash	(1.0)	(0.9)	(3.6)	0.6

Net (decrease) increase in cash & cash equivalents	(26.2)	15.5	(112.6)	(53.8)

Cash & cash equivalents, beginning of period	93.0	31.6	179.4	100.9

Cash & cash equivalents, end of period	$66.8	$47.1	$66.8	$47.1

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$9.2	$9.5	$25.1	$25.5
Cash (received) paid for income taxes, net	$(0.2)	$0.1	$0.3	$0.4

Supplemental Non-cash Investing and Financing Activities:
Deferred consideration	$5.1	$—	$5.1	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity							Non- Controlling Interests	Total Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	95,101	674	$395.9	$(2.1)	$42.6	$144.1	$(24.7)	$12.4	$568.2

Common shares issued - Directors’ share award	96	—	—	—	0.7	—	—	—	0.7
Common shares repurchased	(35)	—	(0.2)	—	—	(0.1)	—	—	(0.3)
Share-based compensation	—	—	—	—	1.5	—	—	—	1.5
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	1.1	(0.1)	1.0
Pension benefit plan, net of tax	—	—	—	—	—	—	(0.2)	—	(0.2)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	—	31.0	—	2.1	33.1

Balance at June 30, 2012	95,162	674	$395.7	$(2.1)	$44.8	$175.0	$(24.1)	$13.0	$602.3

Balance at December 29, 2012	95,371	—	$397.8	$—	$40.4	$186.0	$(12.4)	$11.1	$622.9

Common shares issued - Directors’ share award	87	—	—	—	0.8	—	—	—	0.8

Common shares repurchased and cancelled	(692)	—	(2.9)	—	—	(2.6)	—	—	(5.5)
Common shares issued - Time-based RSUs	7	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1.7	—	—	—	1.7
Dividend payment	—	—	—	—	—	(11.2)	—	—	(11.2)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(16.8)	—	(16.8)
Pension benefit plan, net of tax	—	—	—	—	—	—	0.4	—	0.4
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	16.5	—	2.6	19.1

Balance at June 29, 2013	94,773	—	$394.9	$—	$42.9	$188.7	$(28.8)	$10.9	$608.6

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1 – Business and Recent Accounting Pronouncements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages and ready-to-drink teas, as well as alcoholic beverages for brand owners.

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

Recent Accounting Pronouncements

Update ASU 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the information provided in relation to the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We have adopted this guidance, and the required disclosure is set forth in Note 11.

Note 2 – Acquisitions

During June 2013, our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Cooke Bros. Holdings Limited, which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks is in the business of producing fruit juices, juice drinks, soft drinks, and freeze products using natural spring and mineral waters in the United Kingdom. The aggregate purchase price for the acquisition of Calypso Soft Drinks (the “Calypso Soft Drinks Acquisition”) was $12.1 million which includes deferred payments for approximately $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date of the Calypso Soft Drinks Acquisition, respectively, and was funded from available cash.

The total consideration paid by us in the Calypso Soft Drinks Acquisition, subject to final working capital adjustments, is summarized below:

(in millions of U.S. dollars)

Cash	$7.0
Deferred consideration*	5.1

Total consideration	$12.1

*	Principal amount of $5.3 million discounted to be paid on the first and second anniversary of the completion date.

Our primary reasons for the Calypso Soft Drinks Acquisition were to expand Cott’s product portfolio and enhance our customer offering and growth prospects.

The Calypso Soft Drinks Acquisition is being accounted for as a business combination which, among other things, requires that assets acquired and liabilities assumed be measured at their acquisition date fair values. Identified intangible assets, goodwill and property, plant and equipment are recorded at their estimated fair values per preliminary valuations and may change based on the final valuation results including, for example, the process of physically validating fixed assets. The results of operations of Calypso Soft Drinks have been included in our operating results beginning as of the acquisition date. We allocated the purchase price of the Calypso Soft Drinks Acquisition to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets are amortized using a method that reflects the pattern in which economic benefits of the intangible asset are consumed using a straight-line amortization method.

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Calypso Soft Drinks Acquisition. The allocation of the purchase price is based on a preliminary valuation that is expected to be completed in the third quarter of 2013. Any adjustment may affect the total purchase price and goodwill.

(in millions of U.S. dollars)	Acquired Value
Cash	$0.5
Accounts receivable	15.1
Inventory	7.5
Prepaid expenses and other assets	0.6
Property, plant and equipment	9.7
Goodwill	10.5
Intangibles and other assets	14.8
Accounts payable and accrued liabilities	(14.1)
Shareholder loans	(1.6)
Deferred tax liabilities	(4.7)
Other long-term liabilities	(26.2)

Total	$12.1

The Company recognized $1.5 million of acquisition related costs associated with the Calypso Soft Drinks Acquisition that were expensed during the six month period ended June 29, 2013. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations in accordance with ASC 805, “Business Combinations.”

Intangible Assets

In our preliminary determination of the fair value of the intangible assets, we considered, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of Calypso Soft Drink’s products. The estimated fair values of identified intangible assets were calculated considering market participant expectations and using an income approach and estimates and assumptions provided by Calypso Soft Drink’s and our management. The following table sets forth the components of identified intangible assets associated with the Calypso Soft Drinks Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$10.5	15 years
Trademarks and trade names	3.0	20 years
Non-competition agreements	1.3	5 years

Total	$14.8

Customer relationships represent future projected revenue that will be derived from sales to existing customers of Calypso Soft Drinks.

Trademarks and trade names represent the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark or trade name as opposed to obtaining the benefit of the trademark or trade name through a royalty or rental fee.

In conjunction with the closing of the Calypso Soft Drinks Acquisition, certain key employees of Calypso Soft Drinks executed non-competition agreements, which prevent those employees from competing with us in the specified restricted territories for a period of time from the acquisition date. The value of the Calypso Soft Drinks business could be materially diminished without these noncompetition agreements.

Goodwill

The principal factor that resulted in recognition of goodwill was that the purchase price for the Calypso Soft Drinks Acquisition was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis.

Selected Financial Data

The following unaudited financial information for the three week period ended June 29, 2013 represents the activity of Calypso Soft Drinks that has been combined with our operations as of the date of acquisition.

(in millions of U.S. dollars)	For the Three Week Period Ended June 29, 2013
Revenue	$4.2
Net income	0.1

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

Note 3 – Restructuring

The Company implements restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance and other employment related costs. During June 2013, the Company implemented one such program (“the 2013 Restructuring Plan”), which consisted primarily of headcount reductions. For the six months ended June 29, 2013, the Company incurred charges of approximately $2.0 million related primarily to employee redundancy costs.

The following table summarizes restructuring charges for the period ended June 29, 2013:

(in millions of U.S. dollars)	June 29, 2013

North America	$1.0
United Kingdom	0.7
Mexico	0.3

Total	$2.0

Note 4 – Share-Based Compensation

The table below summarizes the share-based compensation expense for the three and six months ended June 29, 2013 and June 30, 2012, respectively. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) or Amended and Restated Equity Incentive Plan (as defined below), as the case may be, (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan or Amended and Restated Equity Incentive Plan, as the case may be, and (iii) “Stock options” mean non-qualified stock options granted under the Amended and Restated Equity Incentive Plan, the 2010 Equity Incentive Plan, or the Restated 1986 Common Share Option Plan (the “1986 Option Plan”), as the case may be.

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Stock options	$0.3	$0.1	$0.4	$0.2
Directors’ share award	0.8	0.7	0.8	0.7
Performance-based RSUs	0.2	0.2	0.4	0.2
Time-based RSUs	0.5	0.4	0.9	1.1

Total	$1.8	$1.4	$2.5	$2.2

As of June 29, 2013, the unrecognized share-based compensation expense and years we expect to recognize the future compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of June 29, 2013	Weighted average years expected to recognize compensation
Stock options	$2.2	2.2
Performance-based RSUs	3.3	2.2
Time-based RSUs	4.8	2.1

Total	$10.3

Stock option activity for the six months ended June 29, 2013 was as follows:

	Shares (in thousands)	Weighted average exercise price (Canadian $)

Balance at December 29, 2012	468	$7.28
Awarded	392	9.36
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 29, 2013	860	$8.23

Exercisable at June 29, 2013	125	$9.49

During the six months ended June 29, 2013 Performance-based RSU and Time-based RSU activity was as follows:

(in thousands of shares)	Number of Performance- based RSUs	Number of Time-based RSUs

Balance at December 29, 2012	825	529
Awarded	247	382
Issued	—	(7)
Forfeited	(21)	(22)

Outstanding at June 29, 2013	1,051	882

On February 14, 2013, our board of directors adopted an amendment and restatement of the 2010 Equity Incentive Plan (the “Amended and Restated Equity Plan”), pursuant to which the 2010 Equity Incentive Plan was amended and restated to, among other things, increase the number of shares that may be issued under the plan to 12,000,000 shares and to provide that the number of shares available for issuance will be reduced 2.0 shares for each share issued pursuant to a “full-value” award after the effective date of the amendment and restatement (i.e. an award other than an option or stock appreciation right). The Amended and Restated Equity Plan was approved by Cott’s shareowners on April 30, 2013.

Certain outstanding stock options were granted under the 1986 Option Plan. Our board of directors terminated the 1986 Option Plan as of February 23, 2011. In connection with the termination of the 1986 Option Plan, outstanding options will continue in accordance with the terms of the 1986 Option Plan until exercised, forfeited or terminated, as applicable. No further awards will be granted under the 1986 Option Plan.

Average Canadian to U.S. Dollar Exchange Rate for the Six Months Ended June 29, 2013

The weighted-average exercise prices for options in this Note 4 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the six months ended June 29, 2013:

For the Six Months Ended
June 29, 2013
Average exchange rate	$0.986

Note 5 – Income Taxes

Income tax expense was $2.2 million on pretax income of $21.3 million for the six months ended June 29, 2013, as compared to income tax expense of $4.3 million on pretax income of $37.4 million for the six months ended June 30, 2012. The year to date income tax expense was reduced as a result of lower pretax income relative to the comparable prior year period.

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands of shares)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted average number of shares outstanding - basic	95,159	94,469	95,265	94,448
Dilutive effect of Stock options	62	31	55	31
Dilutive effect of Performance-based RSUs	275	30	266	21
Dilutive effect of Time-based RSUs	485	985	462	979

Adjusted weighted average number of shares outstanding - diluted	95,981	95,515	96,048	95,479

At June 29, 2013, we excluded 442,131 (June 30, 2012 – 183,500) stock options from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. We excluded 674,397 treasury shares held in various trusts in the calculation of basic and diluted earnings per share for the six months ended June 30, 2012.

Note 7 – Segment Reporting

Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages, and ready-to-drink teas, as well as alcoholic beverages for brand owners. Our business operates through five reporting segments: North America (which includes our U.S. operating segment and Canada operating segment), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), Mexico, Royal Crown International (“RCI”) and All Other. The primary measures used in evaluating our reporting segments are revenues, operating income (loss), and additions to property, plant and equipment, which have been included as part of our segment disclosures listed below.

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended June 29, 2013
External revenue[1]	$418.1	$127.9	$7.7	$10.1	$—	$563.8
Depreciation and amortization	21.1	3.3	0.5	—	—	24.9
Operating income (loss)	20.9	9.1	0.3	2.3	—	32.6
Additions to property, plant & equipment	10.4	3.7	0.5	—	—	14.6

For the Six Months Ended June 29, 2013
External revenue[1]	$811.3	$225.3	$15.1	$17.5	$—	$1,069.2
Depreciation and amortization	42.1	6.5	1.0	—	—	49.6
Operating income (loss)	34.7	9.1	(0.4)	4.3	—	47.7
Additions to property, plant & equipment	24.9	8.3	1.3	—	—	34.5

As of June 29, 2013
Property, plant & equipment	$376.8	$105.3	$10.1	$—	$—	$492.2
Goodwill	124.4	10.5	—	4.5	—	139.4
Intangibles and other assets	286.4	26.9	0.3	—	—	313.6
Total assets[2]	1,195.8	307.3	26.0	16.2	0.8	1,546.1

[1]	Intersegment revenue between North America and the other reporting segments was $5.4 million and $9.2 million for the three and six months ended June 29, 2013, respectively.
[2]	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended June 30, 2012
External revenue[1]	$475.7	$131.5	$10.2	$8.4	$—	$625.8
Depreciation and amortization	20.1	3.1	0.5	—	—	23.7
Operating income (loss)	31.2	10.5	(0.9)	2.4	—	43.2
Additions to property, plant & equipment	16.4	3.1	0.2	—	—	19.7

For the Six Months Ended June 30, 2012
External revenue[1]	$883.8	$230.7	$19.3	$15.8	$—	$1,149.6
Depreciation and amortization	40.2	6.4	0.9	—	—	47.5
Operating income (loss)	48.5	13.7	(2.2)	4.2	—	64.2
Additions to property, plant & equipment	29.0	8.1	0.3	—	—	37.4

As of June 30, 2012
Property, plant & equipment	$385.1	$94.6	$9.1	$—	$—	$488.8
Goodwill	125.1	—	—	4.5	—	129.6
Intangibles and other assets	314.5	14.2	0.4	—	—	329.1
Total assets[2]	1,236.9	248.1	29.8	13.2	0.7	1,528.7

[1]	Intersegment revenue between North America and the other reporting segments was $4.0 million and $8.1 million for the three and six months ended June 30, 2012, respectively.
[2]	Excludes intersegment receivables, investments and notes receivable.

For the six months ended June 29, 2013, sales to Walmart accounted for 30.7% of our total revenues (June 30, 2012 – 31.8%), 36.1% of our North America reporting segment revenues (June 30, 2012 – 36.8%), 14.8% of our U.K. reporting segment revenues (June 30, 2012 – 15.5%), and 11.7% of our Mexico reporting segment revenues (June 30, 2012 – 22.4%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
United States	$367.8	$414.8	$722.6	$781.0
Canada	62.1	73.3	109.6	127.1
United Kingdom	127.9	131.5	225.3	230.7
Mexico	7.7	10.2	15.1	19.3
RCI	10.1	8.4	17.5	15.8
Elimination[1]	(11.8)	(12.4)	(20.9)	(24.3)

	$563.8	$625.8	$1,069.2	$1,149.6

[1]

Represents intersegment revenue among our operating segments, of which $5.4 million and $9.2 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three and six months ended June 29, 2013, respectively, compared to $4.0 million and $8.1 million for the three and six months ended June 30, 2012, respectively.

Revenues by product were as follows:

For the Three Months Ended June 29, 2013
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$157.1	$40.0	$3.7	$0.1	$200.9
Juice	124.4	5.6	—	0.9	130.9
Concentrate	2.8	0.6	—	7.3	10.7
All other products	133.8	81.7	4.0	1.8	221.3

Total	$418.1	$127.9	$7.7	$10.1	$563.8

For the Six Months Ended June 29, 2013
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$308.5	$72.7	$7.2	$0.2	$388.6
Juice	259.4	8.7	—	1.4	269.5
Concentrate	5.9	1.2	—	14.1	21.2
All other products	237.5	142.7	7.9	1.8	389.9

Total	$811.3	$225.3	$15.1	$17.5	$1,069.2

For the Three Months Ended June 29, 2013
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	72.1	20.3	2.2	—	94.6
Juice	28.7	1.5	0.1	0.1	30.4
Concentrate	18.5	4.4	—	66.9	89.8
All other products	55.7	28.2	2.5	0.2	86.6

Total	175.0	54.4	4.8	67.2	301.4

For the Six Months Ended June 29, 2013
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	138.9	37.7	4.5	0.1	181.2
Juice	59.5	2.3	0.1	0.2	62.1
Concentrate	43.1	8.8	—	130.2	182.1
All other products	106.1	50.1	5.1	0.2	161.5

Total	347.6	98.9	9.7	130.7	586.9

Property, plant and equipment, net by operating segment as of June 29, 2013 and December 29, 2012 was as follows:

(in millions of U.S. dollars)	June 29, 2013	December 29, 2012

United States	$330.5	$333.7
Canada	46.3	48.4
United Kingdom	105.3	99.5
Mexico	10.1	9.3

Total	$492.2	$490.9

Note 8 – Inventories

The following table summarizes inventories as of June 29, 2013 and December 29, 2012:

(in millions of U.S. dollars)	June 29, 2013	December 29, 2012

Raw materials	$92.2	$93.4
Finished goods	126.7	111.6
Other	21.1	19.8

Total	$240.0	$224.8

Note 9 – Intangibles and Other Assets

The following table summarizes intangibles and other assets as of June 29, 2013:

	June 29, 2013
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0

Subject to amortization
Customer relationships	$376.8	$154.1	$222.7
Trademarks	31.7	24.1	7.6
Information technology	66.3	51.3	15.0
Other	13.1	9.9	3.2

	487.9	239.4	248.5

	532.9	239.4	293.5

Other Assets
Financing costs	$24.3	$12.4	$11.9
Deposits	7.2	—	7.2
Other	1.3	0.3	1.0

	32.8	12.7	20.1

Total Intangibles & Other Assets	$565.7	$252.1	$313.6

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”).

Amortization expense of intangible and other assets was $8.7 million and $17.3 million for the three and six months ended June 29, 2013, respectively, compared to $8.8 million and $17.8 million for the comparable prior year periods.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2013	$16.7
2014	30.4
2015	28.0
2016	24.5
2017	21.3
Thereafter	127.6

$248.5

Note 10 – Debt

Our total debt as of June 29, 2013 and December 29, 2012 was as follows:

(in millions of U.S. dollars)	June 29, 2013	December 29, 2012
8.375% senior notes due in 2017[1]	$215.0	$215.0
8.125% senior notes due in 2018	375.0	375.0
GE obligation	9.5	9.9
Other capital leases	5.9	4.6
Other debt	1.2	1.3

Total debt	606.6	605.8
Less: Current debt
GE obligation - current maturities	0.9	0.9
Other capital leases - current maturities	1.4	0.8
Other debt - current maturities	0.3	0.2

Total current debt	2.6	1.9
Long-term debt before discount	604.0	603.9
Less discount on 8.375% notes	(1.9)	(2.1)

Total long-term debt	$602.1	$601.8

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

Debt

Asset-Based Lending Credit Facility

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

As of June 29, 2013, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $11.5 million of letters of credit, was $263.5 million as of June 29, 2013.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued the 2017 Notes. The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the duration of the 2017 Notes.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued the 2018 Notes. The issuer of the 2018 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the duration of the 2018 Notes.

Note 11 – Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component1 for the six months ended June 29, 2013 were as follows:

(in millions of U.S. dollars)	June 29, 2013
	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 29, 2012	$0.2	$(9.1)	$(3.5)	$(12.4)

OCI before reclassifications	0.2	(0.3)	(16.8)	(16.9)
Amounts reclassified from AOCI	(0.2)	0.7	—	0.5

Net current-period OCI	—	0.4	(16.8)	(16.4)

Ending balance June 29, 2013	$0.2	$(8.7)	$(20.3)	$(28.8)

[1]	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income1 for the three and six months ended June 29, 2013.

(in millions of U.S. dollars)	Amounts Reclassified From AOCI
Details About AOCI Components	For the Three Months Ended June 29, 2013	For the Six Months Ended June 29, 2013	Affected Line Item in the Statement Where Net Income Is Presented

Gains and losses on derivative instruments

Foreign currency hedges	$0.1	$0.2	Cost of sales

	$0.1	$0.2	Total before taxes
	—	—	Tax (expense) or benefit

	$0.1	$0.2	Net of tax

Amortization of pension benefit plan items

Prior-service costs[2]	$(0.2)	$(0.3)
Actuarial adjustments[2]	—	(0.1)
Actuarial gains/(losses)[2]	(0.1)	(0.1)

	(0.3)	(0.5)	Total before tax
	(0.2)	(0.2)	Tax (expense) or benefit

	$(0.5)	$(0.7)	Net of tax

Total reclassifications for the period	$(0.4)	$(0.5)	Net of tax

[1]	Amounts in parentheses indicate debits.
[2]	These AOCI components are included in the computation of net periodic pension cost.

Note 12 – Commitments and Contingencies

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

We had $11.5 million in standby letters of credit outstanding as of June 29, 2013 (June 30, 2012 – $11.0 million).

Note 13 – Shares Held in Trust Treated as Treasury Shares and Share Repurchase Program

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

On May 1, 2012, our board of directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. During the second quarter of 2012, we repurchased 35,272 shares of common stock for approximately $0.3 million through open market transactions. No additional repurchases were made under the program.

On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. We repurchased 690,258 shares of common stock for approximately $5.5 million during the second quarter ended June 29, 2013 under the share repurchase program through open market transactions.

Note 14 – Hedging Transactions and Derivative Financial Instruments

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (refer to Note 15). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are straight-forward over-the-counter instruments with liquid markets.

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We mitigate pre-settlement risk by being permitted to net settle for transactions with the same counterparty.

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended June 29, 2013. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of June 29, 2013 was approximately $3.0 million.

The fair value of the Company’s derivative instruments was $0.2 million and $0.1 million as of June 29, 2013 and December 29, 2012, respectively.

The settlement of our derivative instruments resulted in a credit to cost of sales of approximately $0.3 million and $0.4 million for the three and six months ended June 29, 2013, respectively, compared to a charge to cost of sales of $0.2 million and $0.1 million for the comparable prior year periods.

Note 15 – Fair Value Measurements

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

We have certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

	June 29, 2013
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Money market	$10.0	$—	$—	$10.0
Derivatives	—	0.2	—	0.2

Total Assets	$10.0	$0.2	$—	$10.2

	December 29, 2012
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Derivatives	$—	$0.1	$—	$0.1

Total Assets	$—	$0.1	$—	$0.1

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of June 29, 2013 and December 29, 2012 were as follows:

	June 29, 2013		December 29, 2012
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	$215.0	226.6	$215.0	234.4
8.125% senior notes due in 2018[1]	375.0	403.1	375.0	414.8

Total	$590.0	$629.7	$590.0	$649.2

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 inputs.

Note 16 – Guarantor Subsidiaries

The 2017 Notes and 2018 Notes issued by our one-hundred percent owned subsidiary, Cott Beverages, Inc., are unconditionally guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other one-hundred percent owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 29, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$50.4	$212.6	$266.1	$41.5	$(6.8)	$563.8
Cost of sales	41.5	181.4	235.3	35.8	(6.8)	487.2

Gross profit	8.9	31.2	30.8	5.7	—	76.6
Selling, general and administrative expenses	8.4	18.7	12.6	2.0	—	41.7
Loss on disposal of property, plant & equipment	—	0.3	—	—	—	0.3
Restructuring	0.5	0.5	0.7	0.3	—	2.0

Operating income	—	11.7	17.5	3.4	—	32.6

Other (income) expense, net	(0.2)	—	0.3	(0.1)	—	—
Intercompany interest (income) expense, net	—	(2.8)	2.8	—	—	—
Interest expense, net	—	12.7	0.1	—	—	12.8

Income before income tax expense (benefit) and equity income	0.2	1.8	14.3	3.5	—	19.8

Income tax expense (benefit)	0.4	1.7	(0.5)	0.1	—	1.7
Equity income	16.7	1.5	1.5	—	(19.7)	—

Net income	$16.5	$1.6	$16.3	$3.4	$(19.7)	$18.1

Less: Net income attributable to non-controlling interests	—	—	—	1.6	—	1.6

Net income attributed to Cott Corporation	$16.5	$1.6	$16.3	$1.8	$(19.7)	$16.5

Comprehensive income attributed to Cott Corporation	$12.1	$3.0	$16.7	$3.5	$(23.2)	$12.1

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 29, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$89.4	$407.9	$505.9	$78.6	$(12.6)	$1,069.2
Cost of sales	75.3	349.6	454.6	69.3	(12.6)	936.2

Gross profit	14.1	58.3	51.3	9.3	—	133.0
Selling, general and administrative expenses	15.5	38.9	24.5	4.1	—	83.0
Loss on disposal of property, plant & equipment	—	0.3	—	—	—	0.3
Restructuring	0.5	0.5	0.7	0.3	—	2.0

Operating (loss) income	(1.9)	18.6	26.1	4.9	—	47.7

Other expense, net	—	—	0.3	—	—	0.3
Intercompany interest (income) expense, net	—	(5.7)	5.7	—	—	—
Interest (income) expense, net	(0.1)	26.0	0.2	—	—	26.1

(Loss) income before income tax expense (benefit) and equity income (loss)	(1.8)	(1.7)	19.9	4.9	—	21.3

Income tax expense (benefit)	0.7	1.6	(0.3)	0.2	—	2.2
Equity income (loss)	19.0	2.6	(0.6)	—	(21.0)	—

Net income (loss)	$16.5	$(0.7)	$19.6	$4.7	$(21.0)	$19.1

Less: Net income attributable to non-controlling interests	—	—	—	2.6	—	2.6

Net income (loss) attributed to Cott Corporation	$16.5	$(0.7)	$19.6	$2.1	$(21.0)	$16.5

Comprehensive income (loss) attributed to Cott Corporation	$0.1	$(31.0)	$2.7	$4.1	$24.2	$0.1

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 30, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$61.3	$241.6	$287.0	$44.9	$(9.0)	$625.8
Cost of sales	46.9	201.0	254.5	40.1	(9.0)	533.5

Gross profit	14.4	40.6	32.5	4.8	—	92.3
Selling, general and administrative expenses	6.6	24.1	15.0	3.1	—	48.8
Loss on disposal of property, plant & equipment	—	—	0.3	—	—	0.3

Operating income	7.8	16.5	17.2	1.7	—	43.2

Other expense (income), net	0.6	—	(0.9)	(0.2)	—	(0.5)
Intercompany interest (income) expense, net	—	(2.4)	2.4	—	—	—

Interest expense, net	0.1	13.3	0.1	—	—	13.5

Income before income tax expense (benefit) and equity income	7.1	5.6	15.6	1.9	—	30.2

Income tax expense (benefit)	3.7	(0.1)	0.5	(0.2)	—	3.9
Equity income	21.7	1.3	6.7	—	(29.7)	—

Net income	$25.1	$7.0	$21.8	$2.1	$(29.7)	$26.3

Less: Net income attributable to non-controlling interests	—	—	—	1.2	—	1.2

Net income attributed to Cott Corporation	$25.1	$7.0	$21.8	$0.9	$(29.7)	$25.1

Comprehensive income (loss) attributed to Cott Corporation	$18.2	$(4.5)	$12.7	$2.5	$(10.7)	$18.2

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 30, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$105.0	$449.7	$527.5	$84.6	$(17.2)	$1,149.6
Cost of sales	84.6	377.2	472.7	76.6	(17.2)	993.9

Gross profit	20.4	72.5	54.8	8.0	—	155.7
Selling, general and administrative expenses	15.3	39.7	30.0	5.6	—	90.6
Loss on disposal of property, plant & equipment	—	0.4	0.5	—	—	0.9

Operating income	5.1	32.4	24.3	2.4	—	64.2

Other expense (income), net	0.5	0.1	(0.9)	(0.4)	—	(0.7)
Intercompany interest (income) expense, net	—	(4.7)	4.7	—	—	—
Interest expense, net	0.2	27.0	0.3	—	—	27.5

Income before income tax expense (benefit) and equity income	4.4	10.0	20.2	2.8	—	37.4

Income tax expense (benefit)	3.2	0.6	0.6	(0.1)	—	4.3
Equity income	29.8	2.3	11.8	—	(43.9)	—

Net income	$31.0	$11.7	$31.4	$2.9	$(43.9)	$33.1

Less: Net income attributable to non-controlling interests	—	—	—	2.1	—	2.1

Net income attributed to Cott Corporation	$31.0	$11.7	$31.4	$0.8	$(43.9)	$31.0

Comprehensive income (loss) attributed to Cott Corporation	$31.6	$17.4	$(62.6)	$(0.1)	$45.3	$31.6

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of June 29, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$33.3	$13.5	$12.6	$7.4	$—	$66.8
Accounts receivable, net of allowance	21.0	140.4	203.7	16.8	(115.2)	266.7
Income taxes recoverable	—	0.6	0.2	—	—	0.8
Inventories	21.2	79.4	131.5	7.9	—	240.0
Prepaid expenses and other assets	2.1	14.3	6.2	0.1	—	22.7

Total current assets	77.6	248.2	354.2	32.2	(115.2)	597.0

Property, plant & equipment, net	49.8	193.0	238.8	10.6	—	492.2
Goodwill	26.1	4.6	108.7	—	—	139.4
Intangibles and other assets, net	0.9	97.0	203.1	12.6	—	313.6
Deferred income taxes	2.1	—	—	0.6	—	2.7
Other tax receivable	0.5	0.1	0.6	—	—	1.2
Due from affiliates	39.7	166.2	78.0	41.9	(325.8)	—
Investments in subsidiaries	474.5	370.5	758.6	—	(1,603.6)	—

Total assets	$671.2	$1,079.6	$1,742.0	$97.9	$(2,044.6)	$1,546.1

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1.4	$0.6	$0.6	$—	$2.6
Accounts payable and accrued liabilities	29.9	140.0	199.7	10.2	(115.2)	264.6

Total current liabilities	29.9	141.4	200.3	10.8	(115.2)	267.2

Long-term debt	0.2	598.1	2.3	1.5	—	602.1
Deferred income taxes	0.1	31.6	11.7	1.0	—	44.4
Other long-term liabilities	0.2	3.7	19.5	0.4	—	23.8
Due to affiliates	43.1	76.7	168.6	37.4	(325.8)	—

Total liabilities	73.5	851.5	402.4	51.1	(441.0)	937.5

Equity
Capital stock, no par	394.9	574.6	1,676.7	81.2	(2,332.5)	394.9
Additional paid-in-capital	42.9	—	—	—	—	42.9
Retained earnings (deficit)	188.7	(329.4)	(329.6)	(46.5)	705.5	188.7
Accumulated other comprehensive (loss) income	(28.8)	(17.1)	(7.5)	1.2	23.4	(28.8)

Total Cott Corporation equity	597.7	228.1	1,339.6	35.9	(1,603.6)	597.7
Non-controlling interests	—	—	—	10.9	—	10.9

Total equity	597.7	228.1	1,339.6	46.8	(1,603.6)	608.6

Total liabilities and equity	$671.2	$1,079.6	$1,742.0	$97.9	$(2,044.6)	$1,546.1

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$39.8	$37.5	$96.4	$5.7	$—	$179.4
Accounts receivable, net of allowance	18.4	111.5	122.3	16.2	(69.0)	199.4
Income taxes recoverable	—	0.9	0.2	0.1	—	1.2
Inventories	21.1	65.9	130.8	7.0	—	224.8
Prepaid expenses and other assets	2.5	13.4	4.3	0.1	—	20.3

Total current assets	81.8	229.2	354.0	29.1	(69.0)	625.1

Property, plant & equipment, net	50.7	188.4	242.0	9.8	—	490.9
Goodwill	27.5	4.5	98.3	—	—	130.3
Intangibles and other assets, net	1.0	101.4	198.4	14.6	—	315.4
Deferred income taxes	2.9	—	—	0.4	—	3.3
Other tax receivable	0.2	0.1	0.6	—	—	0.9
Due from affiliates	40.0	175.2	78.0	41.9	(335.1)	—
Investments in subsidiaries	487.5	389.7	820.0	—	(1,697.2)	—

Total assets	$691.6	$1,088.5	$1,791.3	$95.8	$(2,101.3)	$1,565.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1.3	$0.2	$0.4	$—	$1.9
Accounts payable and accrued liabilities	36.2	119.5	193.1	7.9	(69.0)	287.7

Total current liabilities	36.2	120.8	193.3	8.3	(69.0)	289.6

Long-term debt	0.2	598.7	1.5	1.4	—	601.8
Deferred income taxes	—	30.3	7.9	0.9	—	39.1
Other long-term liabilities	0.2	4.0	8.3	—	—	12.5
Due to affiliates	43.2	76.7	177.8	37.4	(335.1)	—

Total liabilities	79.8	830.5	388.8	48.0	(404.1)	943.0

Equity
Capital stock, no par	397.8	574.5	1,724.3	83.6	(2,382.4)	397.8
Additional paid-in-capital	40.4	—	—	—	—	40.4
Retained earnings (deficit)	186.0	(329.7)	(331.2)	(46.1)	707.0	186.0
Accumulated other comprehensive (loss) Income	(12.4)	13.2	9.4	(0.8)	(21.8)	(12.4)

Total Cott Corporation equity	611.8	258.0	1,402.5	36.7	(1,697.2)	611.8
Non-controlling interests	—	—	—	11.1	—	11.1

Total equity	611.8	258.0	1,402.5	47.8	(1,697.2)	622.9

Total liabilities and equity	$691.6	$1,088.5	$1,791.3	$95.8	$(2,101.3)	$1,565.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 29, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$16.5	$1.6	$16.3	$3.4	$(19.7)	$18.1
Depreciation & amortization	1.5	9.8	12.1	1.5	—	24.9
Amortization of financing fees	0.1	0.6	0.1	—	—	0.8
Share-based compensation expense	0.9	0.9	—	—	—	1.8
Increase (decrease) in deferred income taxes	0.1	2.4	(0.9)	—	—	1.6
Loss on disposal of property, plant & equipment	—	0.3	—	—	—	0.3
Equity loss, net of distributions	(16.7)	(1.5)	(1.5)	—	19.7	—
Intercompany transactions	11.7	0.7	—	—	(12.4)	—
Other non-cash items	(0.2)	0.2	(0.1)	—	—	(0.1)
Net change in operating assets and liabilities, net of acquisition	4.3	(3.7)	(24.5)	(1.8)	12.4	(13.3)

Net cash provided by operating activities	18.2	11.3	1.5	3.1	—	34.1

Investing Activities
Acquisition, net of cash acquired	—	—	(6.5)	—	—	(6.5)
Additions to property, plant & equipment	(3.2)	(7.3)	(3.6)	(0.5)	—	(14.6)
Additions to intangibles and other assets	—	(1.7)	—	—	—	(1.7)
Advances to affiliates	—	—	—	2.1	(2.1)	—

Net cash (used in) provided by investing activities	(3.2)	(9.0)	(10.1)	1.6	(2.1)	(22.8)

Financing Activities
Payments of long-term debt	(0.1)	(0.3)	(18.5)	(0.2)	—	(19.1)
Advances from affiliates	(2.1)	—	—	—	2.1	—
Distributions to non-controlling interests	—	—	—	(0.7)	—	(0.7)
Common shares repurchased and cancelled	(5.5)	—	—	—	—	(5.5)
Dividends to shareholders	(11.2)	—	—	—	—	(11.2)

Net cash used in financing activities	(18.9)	(0.3)	(18.5)	(0.9)	2.1	(36.5)

Effect of exchange rate changes on cash	(1.1)	—	0.2	(0.1)	—	(1.0)

Net (decrease) increase in cash & cash equivalents	(5.0)	2.0	(26.9)	3.7	—	(26.2)

Cash & cash equivalents, beginning of period	38.3	11.5	39.5	3.7	—	93.0

Cash & cash equivalents, end of period	$33.3	$13.5	$12.6	$7.4	$—	$66.8

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 29, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income (loss)	$16.5	$(0.7)	$19.6	$4.7	$(21.0)	$19.1
Depreciation & amortization	3.1	19.4	24.1	3.0	—	49.6
Amortization of financing fees	0.1	1.3	0.1	—	—	1.5
Share-based compensation expense	0.9	1.4	0.2	—	—	2.5
Increase (decrease) in deferred income taxes	0.5	1.8	(0.7)	—	—	1.6
Loss on disposal of property, plant & equipment	—	0.3	—	—	—	0.3
Equity (income) loss, net of distributions	(19.0)	(2.6)	0.6	—	21.0	—
Intercompany transactions	22.5	2.9	—	—	(25.4)	—
Other non-cash items	(0.1)	0.3	—	—	—	0.2
Net change in operating assets and liabilities, net of acquisition	(4.4)	(25.9)	(92.7)	(1.7)	25.4	(99.3)

Net cash provided by (used in) operating activities	20.1	(1.8)	(48.8)	6.0	—	(24.5)

Investing Activities
Acquisition, net of cash acquired	—	—	(6.5)	—	—	(6.5)
Additions to property, plant & equipment	(4.9)	(20.0)	(8.3)	(1.3)	—	(34.5)
Additions to intangibles and other assets	—	(1.9)	—	—	—	(1.9)
Proceeds from insurance recoveries	—	0.4	—	—	—	0.4
Advances to affiliates	—	—	—	0.1	(0.1)	—

Net cash used in investing activities	(4.9)	(21.5)	(14.8)	(1.2)	(0.1)	(42.5)

Financing Activities
Payments of long-term debt	(0.1)	(0.7)	(18.5)	(0.3)	—	(19.6)
Advances from affiliates	(0.1)	—	—	—	0.1	—
Distributions to non-controlling interests	—	—	—	(2.8)	—	(2.8)
Common shares repurchased and cancelled	(8.4)	—	—	—	—	(8.4)
Dividends to shareholders	(11.2)	—	—	—	—	(11.2)

Net cash used in financing activities	(19.8)	(0.7)	(18.5)	(3.1)	0.1	(42.0)

Effect of exchange rate changes on cash	(1.9)	—	(1.7)	—	—	(3.6)

Net (decrease) increase in cash & cash equivalents	(6.5)	(24.0)	(83.8)	1.7	—	(112.6)

Cash & cash equivalents, beginning of period	39.8	37.5	96.4	5.7	—	179.4

Cash & cash equivalents, end of period	$33.3	$13.5	$12.6	$7.4	$—	$66.8

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 30, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$25.1	$7.0	$21.8	$2.1	$(29.7)	$26.3
Depreciation & amortization	1.5	8.9	11.9	1.4	—	23.7
Amortization of financing fees	—	0.9	—	—	—	0.9
Share-based compensation expense	0.7	0.3	0.3	0.1	—	1.4
Increase (decrease) in deferred income taxes	1.8	2.1	0.4	(0.3)	—	4.0
Gain on bargain purchase	—	—	(0.9)	—	—	(0.9)
Loss on disposal of property, plant & equipment	—	—	0.3	—	—	0.3
Equity (loss) income, net of distributions	(21.7)	(1.3)	(6.7)	—	29.7	—
Intercompany transactions	12.0	0.2	—	—	(12.2)	—
Other non-cash items	0.8	0.2	—	—	—	1.0
Net change in operating assets and liabilities	(9.9)	(0.4)	(20.1)	(0.4)	12.2	(18.6)

Net cash provided by operating activities	10.3	17.9	7.0	2.9	—	38.1

Investing Activities
Additions to property, plant & equipment	(2.7)	(13.7)	(3.1)	(0.2)	—	(19.7)
Additions to intangibles and other assets	—	(1.4)	0.4	—	—	(1.0)
Proceeds from sale of assets held for sale	—	—	1.0	—	—	1.0
Advances to affiliates	—	—	—	(0.9)	0.9	—

Net cash used in investing activities	(2.7)	(15.1)	(1.7)	(1.1)	0.9	(19.7)

Financing Activities
Payments of long-term debt	—	(1.3)	—	(0.1)	—	(1.4)
Borrowings under ABL	—	17.5	—	—	—	17.5
Payments under ABL	—	(17.5)	—	—	—	(17.5)
Advances from affiliates	0.9	—	—	—	(0.9)	—
Distributions to non-controlling interests	—	—	—	(0.3)	—	(0.3)
Common share repurchase	(0.3)	—	—	—	—	(0.3)

Net cash provided by (used in) financing activities	0.6	(1.3)	—	(0.4)	(0.9)	(2.0)

Effect of exchange rate changes on cash	(0.4)	—	(0.2)	(0.3)	—	(0.9)

Net increase in cash & cash equivalents	7.8	1.5	5.1	1.1	—	15.5

Cash & cash equivalents, beginning of period	9.0	1.7	13.7	7.2	—	31.6

Cash & cash equivalents, end of period	$16.8	$3.2	$18.8	$8.3	$—	$47.1

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

Note 17 – Subsequent Event

On July 31, 2013, our board of directors declared a dividend of CAD$0.06 per common share, payable in cash on September 11, 2013 to shareowners of record at the close of business on August 29, 2013.

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

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are aluminum, polyethylene terephthalate (“PET”) resin, corn, sugar, fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed. We have entered into fixed price commitments for a majority of our forecasted aluminum and fruit requirements for the remainder of 2013, as well as the majority of our aluminum and a portion of our fruit requirements for 2014. We have entered into fixed price commitments for all of our high fructose corn syrup (“HFCS”) and sugar requirements for 2013.

In June of 2013, our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Cooke Bros Holdings Limited, which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks is in the business of producing fruit juices, juice drinks, soft drinks, and freeze products using natural spring and mineral waters in the United Kingdom. The aggregate purchase price for the acquisition of Calypso Soft Drinks (the “Calypso Soft Drinks Acquisition”) was $12.1 million which includes deferred payments for approximately $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date of the Calypso Soft Drinks Acquisition, respectively, and was funded from available cash.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, the United Kingdom, and Mexico, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages, and ready-to-drink teas. During the first six months of 2013, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for such products, our operating results could be materially adversely affected. Sales to Walmart for the six months ended June 29, 2013 and June 30, 2012 accounted for 30.7% and 31.8% of total revenue, respectively.

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations and to better understand trends in the business.

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP earnings before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA adjusted for inventory step-up (step-down), acquisition costs, and integration costs related to the Calypso Soft Drinks Acquisition or the Cliffstar Acquisition, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of operating performance. Adjusted EBITDA excludes certain items to make period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net income, which is GAAP earnings (loss) excluding purchase accounting adjustments, integration expenses, restructuring expenses and asset impairments, as well as adjusted diluted earnings per share, which is adjusted net income divided by diluted weighted average outstanding shares. We consider these measures to be indicators of operating performance. These measures exclude certain items to make period-over-period comparisons of our ongoing core operations before material charges.

Additionally, Cott supplements its reporting of net cash provided by operating activities determined in accordance with GAAP by excluding capital expenditures to present free cash flow, which management believes provides useful information to investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary financial results

Our net income for the three months ended June 29, 2013 (the “second quarter”) and the six months ended June 29, 2013 (“first half of 2013” or “year to date”) was $16.5 million or $0.17 per diluted share and $16.5 million or $0.17 per diluted share, respectively, compared to net income of $25.1 million or $0.26 per diluted share and $31.0 million or $0.32 per diluted share for the three and six months ended June 30, 2012, respectively.

The following items of significance impacted our financial results for the first half of 2013:

•

our revenue decreased 7.0% from the comparable prior year period due primarily to lower global volumes slightly offset by an increase in average price per case in North America. Absent foreign exchange impact, revenue decreased 6.6% from the comparable prior year period;

•

our gross profit as a percentage of revenue decreased to 12.4% compared to 13.5% from the comparable prior year period due primarily to lower global volumes which resulted in unfavorable fixed cost absorption;

•

our filled beverage 8-ounce equivalents (“beverage case volume”) decreased 8.7% during the period due primarily to lower case pack water sales in North America, the general market decline in the North American CSD category, increased promotional activity from the national brands in North America, and poor weather in the United Kingdom and Canada;

•

our selling, general and administrative (“SG&A”) expenses for the period decreased to $83.0 million from $90.6 million in the comparable prior year period due primarily to lower employee-related costs compared to a higher annual incentive accrual in the prior year, lower legal expenses and reduced costs associated with our information technology strategy;

•

our loss on disposal of property, plant and equipment was related to the disposal of approximately $0.3 million of machinery and equipment that was no longer being used in our U.S. and U.K. operating segments;

•

other expense was $0.3 million during the period compared to other income of $0.7 million in the comparable prior year period due primarily to a gain on bargain purchase in the amount of $0.9 million recognized in the prior year period;

•	our interest expense decreased by $1.4 million as a result of favorable terms associated with amending our ABL facility;

•	our income tax expense was $2.2 million compared to $4.3 million in the comparable prior year period, due primarily to a reduction in pretax income;

•	our Adjusted EBITDA decreased 11.7% to $100.8 million from $114.2 million in the comparable prior year period due to the items listed above; and

•	our Adjusted net income and adjusted earnings per diluted share were $20.0 million and $0.21, respectively, compared to $32.8 million and $0.34 in the prior year, respectively.

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

•	our beverage case volume decreased 8.0% during the period due primarily to the exit of certain low margin business and the continuing decline in the U.S. shelf stable juice market;

•

our SG&A expenses for the period increased to $90.6 million from $90.2 million in the comparable prior year period due primarily to an increase in certain employee-related costs offset by reductions in information technology costs;

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

•

our income tax expense was $4.3 million compared to $2.3 million in the comparable prior year period, due primarily to the prior year implementation of our global legal entity reorganization which resulted in certain one-time benefits and recording reserves in the current period against deferred tax assets that are uncertain to be realized; and

•	our Adjusted EBITDA increased 2.9% to $114.2 million from $111.0 million in the comparable prior year period.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and six months ended June 29, 2013 and June 30, 2012, respectively:

	For the Three Months Ended				For the Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue	563.8	100.0	625.8	100.0	1,069.2	100.0	1,149.6	100.0
Cost of sales	487.2	86.4	533.5	85.3	936.2	87.6	993.9	86.5

Gross profit	76.6	13.6	92.3	14.7	133.0	12.4	155.7	13.5
Selling, general, and administrative expenses	41.7	7.4	48.8	7.8	83.0	7.8	90.6	7.9
Loss on disposal of property, plant & equipment	0.3	0.1	0.3	0.0	0.3	0.0	0.9	0.1
Restructuring	2.0	0.4	—	—	2.0	0.2	—	—

Operating income	32.6	5.8	43.2	6.9	47.7	4.5	64.2	5.6
Other (income) expense, net	—	—	(0.5)	(0.1)	0.3	0.0	(0.7)	(0.1)
Interest expense, net	12.8	2.3	13.5	2.2	26.1	2.4	27.5	2.4

Income before income taxes	19.8	3.5	30.2	4.8	21.3	2.0	37.4	3.3
Income tax expense	1.7	0.3	3.9	0.6	2.2	0.2	4.3	0.4

Net income	18.1	3.2	26.3	4.2	19.1	1.8	33.1	2.9

Less: Net income attributable to non-controlling interests	1.6	0.3	1.2	0.2	2.6	0.2	2.1	0.2

Net income attributed to Cott Corporation	16.5	2.9	25.1	4.0	16.5	1.5	31.0	2.7

Depreciation & amortization	24.9	4.4	23.7	3.8	49.6	4.6	47.5	4.1

The following table summarizes our revenue and operating income (loss) by reporting segment for the three and six months ended June 29, 2013 and June 30, 2012, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue
North America	$418.1	$475.7	$811.3	$883.8
United Kingdom	127.9	131.5	225.3	230.7
Mexico	7.7	10.2	15.1	19.3
RCI	10.1	8.4	17.5	15.8

Total	$563.8	$625.8	$1,069.2	$1,149.6

Operating income (loss)
North America	$20.9	$31.2	$34.7	$48.5
United Kingdom	9.1	10.5	9.1	13.7
Mexico	0.3	(0.9)	(0.4)	(2.2)
RCI	2.3	2.4	4.3	4.2

Total	$32.6	$43.2	$47.7	$64.2

Revenues are attributed to reporting segments based on the location of the customer.

The following table summarizes our beverage case volume by reporting segment for the three and six months ended June 29, 2013 and June 30, 2012, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions of physical cases)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
North America	175.0	204.2	347.6	383.8
United Kingdom	54.4	55.7	98.9	100.6
Mexico	4.8	6.7	9.7	12.6
RCI	67.2	71.7	130.7	142.7

Total	301.4	338.3	586.9	639.7

Volume - 8 oz equivalent cases - Filled Beverage
North America	156.5	181.9	304.5	338.3
United Kingdom	50.0	51.7	90.1	92.6
Mexico	4.8	6.7	9.7	12.6
RCI	0.3	—	0.5	—

Total	211.6	240.3	404.8	443.5

The following tables summarize revenue and volume by product for the three and six months ended June 29, 2013 and June 30, 2012, respectively:

For the Three Months Ended June 29, 2013
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$157.1	$40.0	$3.7	$0.1	$200.9
Juice	124.4	5.6	—	0.9	130.9
Concentrate	2.8	0.6	—	7.3	10.7
All other products	133.8	81.7	4.0	1.8	221.3

Total	$418.1	$127.9	$7.7	$10.1	$563.8

For the Three Months Ended June 29, 2013
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	72.1	20.3	2.2	—	94.6
Juice	28.7	1.5	0.1	0.1	30.4
Concentrate	18.5	4.4	—	66.9	89.8
All other products	55.7	28.2	2.5	0.2	86.6

Total	175.0	54.4	4.8	67.2	301.4

For the Six Months Ended June 29, 2013
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$308.5	$72.7	$7.2	$0.2	$388.6
Juice	259.4	8.7	—	1.4	269.5
Concentrate	5.9	1.2	—	14.1	21.2
All other products	237.5	142.7	7.9	1.8	389.9

Total	$811.3	$225.3	$15.1	$17.5	$1,069.2

For the Six Months Ended June 29, 2013
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	138.9	37.7	4.5	0.1	181.2
Juice	59.5	2.3	0.1	0.2	62.1
Concentrate	43.1	8.8	—	130.2	182.1
All other products	106.1	50.1	5.1	0.2	161.5

Total	347.6	98.9	9.7	130.7	586.9

For the Three Months Ended June 30, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$187.2	$45.0	$5.7	$—	$237.9
Juice	139.3	3.7	0.3	0.3	143.6
Concentrate	3.4	0.5	—	8.1	12.0
All other products	145.8	82.3	4.2	—	232.3

Total	$475.7	$131.5	$10.2	$8.4	$625.8

For the Three Months Ended June 30, 2012
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	83.3	23.0	3.9	—	110.2
Juice	32.1	1.0	0.2	—	33.3
Concentrate	22.4	4.1	—	71.7	98.2
All other products	66.4	27.6	2.6	—	96.6

Total	204.2	55.7	6.7	71.7	338.3

For the Six Months Ended June 30, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$351.0	$78.7	$11.3	$—	$441.0
Juice	273.2	6.8	0.4	0.7	281.1
Concentrate	6.3	1.3	—	15.1	22.7
All other products	253.3	143.9	7.6	—	404.8

Total	$883.8	$230.7	$19.3	$15.8	$1,149.6

For the Six Months Ended June 30, 2012
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume - 8 oz equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	158.2	41.1	7.9	—	207.2
Juice	62.5	1.8	0.3	—	64.6
Concentrate	45.6	8.1	—	142.7	196.4
All other products	117.5	49.6	4.4	—	171.5

Total	383.8	100.6	12.6	142.7	639.7

Results of operations

The following tables summarize the change in revenue by reporting segment for the three and six months ended June 29, 2013 and June 30, 2012, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	June 29, 2013
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(62.0)	$(57.6)	$(3.6)	$(2.5)	$1.7
Impact of foreign exchange[1]	3.9	0.8	3.7	(0.6)	—

Change excluding foreign exchange	$(58.1)	$(56.8)	$0.1	$(3.1)	$1.7

Percentage change in revenue	–9.9%	–12.1%	–2.7%	–24.5%	20.2%

Percentage change in revenue excluding foreign exchange	–9.3%	–11.9%	0.1%	–30.4%	20.2%

	For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2013
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(80.4)	$(72.5)	$(5.4)	$(4.2)	$1.7
Impact of foreign exchange[1]	4.5	0.9	4.4	(0.8)	—

Change excluding foreign exchange	$(75.9)	$(71.6)	$(1.0)	$(5.0)	$1.7

Percentage change in revenue	–7.0%	–8.2%	–2.3%	–21.8%	10.8%

Percentage change in revenue excluding foreign exchange	–6.6%	–8.1%	–0.4%	–25.9%	10.8%

1	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates to date less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

	For the Three Months Ended
(in millions of U.S. dollars)	June 30, 2012
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(14.2)	$(15.6)	$5.5	$(6.0)	$1.9
Impact of foreign exchange[1]	8.5	2.7	3.7	2.1	—

Change excluding foreign exchange	$(5.7)	$(12.9)	$9.2	$(3.9)	$1.9

Percentage change in revenue	–2.2%	–3.2%	4.4%	–37.0%	29.2%

Percentage change in revenue excluding foreign exchange	–0.9%	–2.6%	7.3%	–24.1%	29.2%

	For the Six Months Ended
(in millions of U.S. dollars)	June 30, 2012
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(24.5)	$(36.3)	$18.4	$(8.3)	$1.7
Impact of foreign exchange[1]	11.7	3.4	5.4	2.9	—

Change excluding foreign exchange	$(12.8)	$(32.9)	$23.8	$(5.4)	$1.7

Percentage change in revenue	–2.1%	–3.9%	8.7%	–30.1%	12.1%

Percentage change in revenue excluding foreign exchange	–1.1%	–3.6%	11.2%	–19.6%	12.1%

1	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates to date less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended June 29, 2013 and June 30, 2012, respectively.

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income attributed to Cott Corporation	$16.5	$25.1	$16.5	$31.0
Interest expense, net	12.8	13.5	26.1	27.5
Income tax expense	1.7	3.9	2.2	4.3
Depreciation & amortization	24.9	23.7	49.6	47.5
Net income attributable to non-controlling interests	1.6	1.2	2.6	2.1

EBITDA	$57.5	$67.4	$97.0	$112.4

Restructuring	2.0	—	2.0	—

Acquisition adjustments
Inventory step-up	0.3	—	0.3	—
Acquisition costs	0.9	—	1.5	—
Integration costs	—	0.8	—	1.8

Adjusted EBITDA	$60.7	$68.2	$100.8	$114.2

The following table summarizes our adjusted net income and adjusted earnings per share for the three and six months ended June 29, 2013 and June 30, 2012, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income attributed to Cott Corporation	$16.5	$25.1	$16.5	$31.0

Restructuring, net of tax	1.9	—	1.9	—

Acquisition adjustments, net of tax
Inventory step-up	0.3	—	0.3	—
Acquisition costs	0.8	—	1.3	—
Integration costs	—	0.8	—	1.8

Adjusted net income attributed to Cott Corporation	$19.5	$25.9	$20.0	$32.8

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.20	$0.27	$0.21	$0.35
Diluted	$0.20	$0.27	$0.21	$0.34

Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	95.2	94.5	95.3	94.4
Diluted	96.0	95.5	96.0	95.5

The following table summarizes our free cash flow for the three and six months ended June 29, 2013 and June 30, 2012, respectively.

	For the Three Months Ended
	June 29, 2013	June 30, 2012

Net cash provided by operating activities	$34.1	$38.1
Less: Capital expenditures	(14.6)	(19.7)

Free Cash Flow	$19.5	$18.4

	For the Six Months Ended
	June 29, 2013	June 30, 2012

Net cash used in operating activities	$(24.5)	$(5.0)
Less: Capital expenditures	(34.5)	(37.4)

Free Cash Flow	$(59.0)	$(42.4)

Revenue – Revenue decreased $62.0 million or 9.9% and $80.4 million or 7.0% in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 9.3% and 6.6% in the second quarter and year to date, respectively, from the comparable prior year periods.

North America revenue decreased $57.6 million or 12.1% and $72.5 million or 8.2% in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to a 14.3% and 9.4% decrease in beverage case volume in the second quarter and year to date, respectively, from the comparable prior year periods. Net selling price per beverage case (which is net revenue divided by beverage case volume) increased 2.2% and 2.0% in the second quarter and year to date, respectively, from the comparable prior year periods. The increase in net selling price per beverage case was offset by lower case pack water sales in North America, the general market decline in the North American CSD category, increased promotional activity from the national brands in North America and poor weather during the quarter, particularly Canada.

U.K. revenue decreased $3.6 million or 2.7% and $5.4 million or 2.3% in the second quarter and year to date, respectively, from the comparable prior year periods. Absent foreign exchange impact, U.K. revenue remained flat in the second quarter and year to date, respectively.

Mexico revenue decreased $2.5 million or 24.5% and $4.2 million or 21.8% in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to the exiting of low gross margin business offset in part by a 5.4% and 1.6% increase in net selling price per beverage case in the second quarter and year to date, respectively. Absent foreign exchange impact, Mexico revenue decreased 30.4% and 25.9% in the second quarter and year to date, respectively.

RCI revenue increased $1.7 million or 20.2% and $1.7 million or 10.8% in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to some business wins and an increase in average price per case. Volume decreased 6.3% and 8.4% in the second quarter and year to date, respectively, from the comparable prior year periods.

Cost of Sales – Cost of sales represented 86.4% and 87.6% of revenue in the second quarter and year to date, respectively, compared to 85.3% and 86.5% in the comparable prior year periods. The increase in cost of sales as a percentage of revenue in the period was due primarily to unfavorable fixed cost absorption associated with lower global volumes.

Gross Profit – Gross profit as a percentage of revenue decreased to 13.6% and 12.4% in the second quarter and year to date, respectively, from 14.7% and 13.5% in the comparable prior year periods due primarily to lower global volumes which resulted in unfavorable fixed cost absorption.

Selling, General and Administrative Expenses – SG&A expenses decreased $7.1 million or 14.5% and $7.6 million or 8.4% in the second quarter and year to date, respectively, from the comparable prior year periods. The decrease was due primarily to lower employee-related costs compared to a higher annual incentive accrual in the prior year, lower legal expenses and reduced costs associated with our information technology strategy. As a percentage of revenue, SG&A expenses decreased to 7.4% and 7.8% in the second quarter and year to date, respectively, from 7.8% and 7.9% in the comparable prior year periods, respectively.

Operating Income – Operating income was $32.6 million and $47.7 million in the second quarter and year to date, respectively, compared to $43.2 million and $64.2 million, respectively, in the comparable prior year periods. The decrease in the period was due to lower gross profit as a percentage of revenue offset in part by lower SG&A.

Other Expense (Income) – Other expense was nil and $0.3 million in the second quarter and year to date, respectively, compared to other income of $0.5 million and $0.7 million, respectively, in the comparable prior year periods, due primarily to a gain on bargain purchase in the amount of $0.9 million recognized in the prior year period.

Income Taxes – Income tax expense was $1.7 million and $2.2 million in the second quarter and year to date, respectively, compared to $3.9 million and $4.3 million, respectively, in the comparable prior year periods. The decrease was due primarily to the reduction in pretax income and the mix of income earned in our various jurisdictions.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three and six months ended June 29, 2013 and June 30, 2012, respectively, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net cash provided by (used in) operating activities	$34.1	$38.1	$(24.5)	$(5.0)
Net cash used in investing activities	(22.8)	(19.7)	(42.5)	(45.1)
Net cash used in financing activities	(36.5)	(2.0)	(42.0)	(4.3)
Effect of exchange rate changes on cash	(1.0)	(0.9)	(3.6)	0.6

Net (decrease) increase in cash & cash equivalents	(26.2)	15.5	(112.6)	(53.8)
Cash & cash equivalents, beginning of period	93.0	31.6	179.4	100.9

Cash & cash equivalents, end of period	$66.8	$47.1	$66.8	$47.1

Financial and Capital Resources and Liquidity

As of June 29, 2013, we had total debt of $606.6 million and $66.8 million of cash and cash equivalents compared to $606.3 million of debt and $47.1 million of cash and cash equivalents as of June 30, 2012.

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

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to make borrowings under or increase the size of our ABL facility or access public or private debt and equity markets.

As of June 29, 2013, our total availability under the ABL facility was $275.0 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of July 15, 2013 (the June month-end under the terms of the credit agreement governing our ABL facility), and we had no outstanding borrowings under the ABL facility and $11.5 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $263.5 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

We earned approximately 100% of our consolidated operating income in subsidiaries located outside of Canada during the first six months of 2013. All of these foreign earnings are considered to be indefinitely reinvested in foreign jurisdictions where we have made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no Canadian income taxes have been provided for on these foreign earnings. Cash and cash equivalents held by our foreign subsidiaries are readily convertible into other foreign currencies, including Canadian dollars. We do not intend, nor do we foresee a need, to repatriate these funds.

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

Operating activities

Cash used in operating activities was $24.5 million year to date compared to $5.0 million in the comparable prior year period. The $19.5 million increase was due primarily to a reduction in net income year to date, the timing of accounts receivable receipts, an increase in accounts payable payments, and an increase in inventory.

Investing activities

Cash used in investing activities was $42.5 million year to date compared to $45.1 million in the comparable prior year period. The $2.6 million decrease was due primarily to decreased capital expenditures.

Financing activities

Cash used in financing activities was $42.0 million year to date compared to $4.3 million in the comparable prior year period. The $37.7 million increase was due primarily to payment of long term debt, the repurchase of common shares and dividends to shareholders. In connection with the Calypso Soft Drinks Acquisition we paid off outstanding debt of $18.5 million upon purchase.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of June 29, 2013.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our 2012 Annual Report.

Debt

Asset-Based Lending Credit Facility

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

As of June 29, 2013, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $11.5 million of letters of credit, was $263.5 million as of June 29, 2013.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of the 2017 Notes. The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the duration of the 2017 Notes.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of the 2018 Notes. The issuer of the 2018 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year.

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

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $27.5 million. If excess availability is less than the greater of 12.5% of the lenders’ commitments under the ABL facility or $34.375 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of June 29, 2013.

Issuer Purchases of Securities

Common Share Repurchase Program

On May 1, 2012, our board of directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. During the second quarter of 2012, we repurchased 35,272 common shares for approximately $0.3 million through open market transactions. No additional repurchases were made under the program.

On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. We repurchased 690,258 shares of common stock for approximately $5.5 million during the second quarter ended June 29, 2013 under the share repurchase program through open market transactions.

Capital Structure

Since December 29, 2012, our equity has decreased by $14.1 million. The decrease was the result of net income of $16.5 million and share-based compensation expense of $2.5 million, offset by dividends declared of $11.2 million, share repurchases of $5.5 million, and other comprehensive loss of $16.4 million.

Dividend Payments

On February 14, 2013, the Board of Directors declared a dividend of CAD$0.06 per common share, payable in cash on April 5, 2013 to shareowners of record at the close of business on March 20, 2013. On April 30, 2013, our board of directors declared a dividend of CAD$0.06 per common share, payable in cash on June 12, 2013 to shareowners of record at the close of business on May 30, 2013. On July 31, 2013, our board of directors declared a dividend of CAD$0.06 per common share, payable in cash on September 11, 2013 to shareowners of record at close of business on August 29, 2013. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2017 Notes and 2018 Notes, as well as other factors that our board of directors may deem relevant from time to time.

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

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Walmart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness we incurred and our ability to meet our obligations;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management;

•	our exposure to intangible asset risk;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems; or

•	volatility of our stock price.

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

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, have maturities of less than one year. As of June 29, 2013, we had outstanding foreign exchange forward contracts with notional amounts of $3.0 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of June 29, 2013, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $11.5 million outstanding letters of credit) would result in less than $0.1 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted-average interest rate of our debt outstanding at June 29, 2013 was 8.2%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our 2012 Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2013. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2013, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There has been no material change in our risk factors since December 29, 2012. Please refer to our 2012 Annual Report for a detailed description of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 1, 2012, our board of directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. During the second quarter of 2012, we repurchased 35,272 common shares for approximately $0.3 million through open market transactions. No additional repurchases were made under the program.

On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. We are unable to predict the number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. We repurchased 690,258 shares of common stock for approximately $5.5 million during the second quarter ended June 29, 2013 under the share repurchase program through open market transactions.

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
April 2013	—	$—	—	—
May 2013	43,045	8.48	43,045	4,730,134
June 2013	647,213	7.96	647,213	4,082,921

Total	690,258	$7.99	690,258	4,082,921

*	All shares of common stock were repurchased under the share repurchase program described in the paragraph above.

Item 6. Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1*	Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on March 28, 2013).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2013 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2013 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2013 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2013 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, filed on August 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (furnished herewith).

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: August 2, 2013	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: August 2, 2013	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Chief Accounting Officer and Assistant Secretary
(Principal Accounting Officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

10.1*	Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on March 28, 2013).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2013 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2013 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2013 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 29, 2013 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, filed on August 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (furnished herewith).

*	Indicates a management contract or compensatory plan.