Form 10-Q
period 2013-09-28
COTT CORP /CN/
filed 2013-11-01
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 28, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2013
Common Stock, no par value per share	94,226,045 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenue, net	$543.2	$583.8	$1,612.4	$1,733.4
Cost of sales	478.2	510.6	1,414.4	1,504.5

Gross profit	65.0	73.2	198.0	228.9

Selling, general and administrative expenses	37.9	43.8	120.9	134.4
Loss on disposal of property, plant & equipment	1.1	0.8	1.4	1.7
Restructuring	—	—	2.0	—

Operating income	26.0	28.6	73.7	92.8

Other income, net	(0.7)	(1.5)	(0.4)	(2.2)
Interest expense, net	13.3	13.1	39.4	40.6

Income before income taxes	13.4	17.0	34.7	54.4

Income tax expense	0.1	1.2	2.3	5.5

Net income	$13.3	$15.8	$32.4	$48.9

Less: Net income attributable to non-controlling interests	1.3	1.3	3.9	3.4

Net income attributed to Cott Corporation	$12.0	$14.5	$28.5	$45.5

Net income per common share attributed to Cott Corporation
Basic	$0.13	$0.15	$0.30	$0.48
Diluted	$0.13	$0.15	$0.30	$0.48

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,235	94,488	94,922	94,461
Diluted	94,772	95,598	95,755	95,591

Dividends declared per share	$0.06	$—	$0.18	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$13.3	$15.8	$32.4	$48.9

Other comprehensive income (loss):
Currency translation adjustment	12.0	12.5	(4.8)	13.5
Pension benefit plan, net of tax[1]	(0.1)	0.1	0.3	(0.1)
Unrealized loss on derivative instruments, net of tax[2]	(0.1)	—	(0.1)	(0.3)

Total other comprehensive income (loss)	11.8	12.6	(4.6)	13.1

Comprehensive income	$25.1	$28.4	$27.8	$62.0

Less: Comprehensive income attributable to non-controlling interests	1.3	1.2	3.9	3.2

Comprehensive income attributed to Cott Corporation	$23.8	$27.2	$23.9	$58.8

[1]	Net of the effect of nil and $0.2 million tax expense for the three and nine months ended September 28, 2013, respectively, and net of the effect of $0.1 million and $0.2 million tax expense for the three and nine months ended September 29, 2012, respectively.
[2]	Net of the effect of nil tax benefit for the three and nine months ended September 28, 2013, respectively, and net of the effect of a nil and $0.1 million tax benefit for the three and nine months ended September 29, 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	September 28, 2013	December 29, 2012
ASSETS
Current assets
Cash & cash equivalents	$125.8	$179.4
Accounts receivable, net of allowance of $5.1 ($6.8 as of December 29, 2012)	254.6	199.4
Income taxes recoverable	0.7	1.2
Inventories	215.4	224.8
Prepaid expenses and other assets	23.1	20.3

Total current assets	619.6	625.1

Property, plant & equipment, net	490.1	490.9
Goodwill	140.4	130.3
Intangibles and other assets, net	303.6	315.4
Deferred income taxes	5.5	3.3
Other tax receivable	1.2	0.9

Total assets	$1,560.4	$1,565.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$3.9	$1.9
Accounts payable and accrued liabilities	259.7	287.7

Total current liabilities	263.6	289.6

Long-term debt	602.4	601.8
Deferred income taxes	48.1	39.1
Other long-term liabilities	23.7	12.5

Total liabilities	937.8	943.0

Equity

Capital stock, no par - 94,226,045 (December 29, 2012 - 95,371,484) shares issued	392.7	397.8
Additional paid-in-capital	43.9	40.4
Retained earnings	193.0	186.0
Accumulated other comprehensive loss	(17.0)	(12.4)

Total Cott Corporation equity	612.6	611.8
Non-controlling interests	10.0	11.1

Total equity	622.6	622.9

Total liabilities and equity	$1,560.4	$1,565.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Operating Activities
Net income	$13.3	$15.8	$32.4	$48.9
Depreciation & amortization	25.1	24.7	74.7	72.2
Amortization of financing fees	0.7	0.8	2.2	2.9
Share-based compensation expense	1.1	1.3	3.6	3.5
Increase in deferred income taxes	0.3	0.6	1.9	4.6
Gain on bargain purchase	—	—	—	(0.9)
Loss on disposal of property, plant & equipment	1.1	0.8	1.4	1.7
Other non-cash items	—	(1.4)	0.2	(0.8)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	19.0	15.0	(38.8)	(36.8)
Inventories	26.6	17.1	15.8	(5.9)
Prepaid expenses and other assets	—	0.4	(2.0)	(5.5)
Other assets	6.1	(0.2)	6.0	0.7
Accounts payable and accrued liabilities	(6.0)	(22.1)	(34.9)	(38.4)
Income taxes recoverable	0.1	5.2	0.4	6.8

Net cash provided by operating activities	87.4	58.0	62.9	53.0

Investing Activities
Acquisition, net of cash acquired	(4.7)	(4.7)	(11.2)	(9.7)
Additions to property, plant & equipment	(10.2)	(13.2)	(44.7)	(50.6)
Additions to intangibles and other assets	(2.1)	(1.0)	(4.0)	(4.7)
Proceeds from sale of property, plant & equipment	0.2	1.3	0.2	2.3
Proceeds from insurance recoveries	—	1.7	0.4	1.7

Net cash used in investing activities	(16.8)	(15.9)	(59.3)	(61.0)

Financing Activities
Payments of long-term debt	(0.6)	(0.2)	(20.2)	(2.8)
Borrowings under ABL	—	—	—	24.5
Payments under ABL	—	—	—	(24.5)
Distributions to non-controlling interests	(2.2)	(1.9)	(5.0)	(3.3)
Common shares repurchased and cancelled	(4.5)	—	(12.9)	(0.3)
Financing fees	(0.1)	(1.2)	(0.1)	(1.2)
Dividends to shareholders	(5.5)	—	(16.7)	—

Net cash used in financing activities	(12.9)	(3.3)	(54.9)	(7.6)

Effect of exchange rate changes on cash	1.3	2.2	(2.3)	2.8

Net increase (decrease) in cash & cash equivalents	59.0	41.0	(53.6)	(12.8)

Cash & cash equivalents, beginning of period	66.8	47.1	179.4	100.9

Cash & cash equivalents, end of period	$125.8	$88.1	$125.8	$88.1

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$15.9	$15.8	$41.0	$41.3
Cash (received) paid for income taxes, net	$(0.2)	$0.5	$0.1	$0.9

Supplemental Non-cash Investing and Financing Activities:
Deferred consideration	$—	$—	$5.1	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance at December 31, 2011	95,101	674	$395.9	$(2.1)	$42.6	$144.1	$(24.7)	$12.4	$568.2

Common shares issued – Directors’ share award	96	—	—	—	0.7	—	—	—	0.7
Common shares repurchased	(35)	—	(0.2)	—	—	(0.1)	—	—	(0.3)
Share-based compensation	—	—	—	—	2.8	—	—	—	2.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3.3)	(3.3)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	13.7	(0.2)	13.5
Pension benefit plan, net of tax	—	—	—	—	—	—	(0.1)	—	(0.1)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	—	45.5	—	3.4	48.9

Balance at September 29, 2012	95,162	674	$395.7	$(2.1)	$46.1	$189.5	$(11.4)	$12.3	$630.1

Balance at December 29, 2012	95,371	—	$397.8	$—	$40.4	$186.0	$(12.4)	$11.1	$622.9

Common shares issued – Directors’ share award	87	—	—	—	0.8	—	—	—	0.8

Common shares repurchased and cancelled	(1,248)	—	(5.2)	—	—	(4.8)	—	—	(10.0)
Common shares issued – Time-based RSUs	16	—	0.1	—	(0.1)	—	—	—	—
Share-based compensation	—	—	—	—	2.8	—	—	—	2.8
Dividend payment	—	—	—	—	—	(16.7)	—	—	(16.7)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5.0)	(5.0)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(4.8)	—	(4.8)
Pension benefit plan, net of tax	—	—	—	—	—	—	0.3	—	0.3
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	28.5	—	3.9	32.4

Balance at September 28, 2013	94,226	—	$392.7	$—	$43.9	$193.0	$(17.0)	$10.0	$622.6

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

Note 2 – Acquisitions

During June 2013, our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Cooke Bros. Holdings Limited, which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks produces fruit juices, juice drinks, soft drinks, and freeze products in the United Kingdom. The aggregate purchase price for the acquisition of Calypso Soft Drinks (the “Calypso Soft Drinks Acquisition”) was $12.1 million, which includes approximately $7 million paid at closing, deferred payments of approximately $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date of the Calypso Soft Drinks Acquisition, respectively. The closing payment was funded from available cash.

The total consideration paid by us in the Calypso Soft Drinks Acquisition, subject to final working capital adjustments, is summarized below:

(in millions of U.S. dollars)

Cash	$7.0
Deferred consideration *	5.1

Total consideration	$12.1

*	Principal amount of $5.3 million discounted to be paid on the first and second anniversary of the completion date.

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

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Calypso Soft Drinks Acquisition. The allocation of the purchase price is based on a preliminary valuation that is expected to be completed in the fourth quarter of 2013. Any adjustment may affect the total purchase price and value of goodwill.

(in millions of U.S. dollars)	Acquired Value
Cash	$0.5
Accounts receivable	15.1
Inventory	7.5
Prepaid expenses and other assets	0.6
Property, plant and equipment	9.7
Goodwill	10.5
Intangibles and other assets	14.8
Accounts payable and accrued liabilities	(14.1)
Shareholder loans	(1.6)
Deferred tax liabilities	(4.7)
Other long-term liabilities	(26.2)

Total	$12.1

The Company recognized $1.6 million of acquisition related costs associated with the Calypso Soft Drinks Acquisition that were expensed during the nine month period ended September 28, 2013. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations in accordance with ASC 805, “Business Combinations.”

Intangible Assets

In our preliminary determination of the fair value of the intangible assets, we considered, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of Calypso Soft Drink’s products. The estimated fair values of identified intangible assets were calculated considering market participant expectations and using an income approach and estimates and assumptions provided by Calypso Soft Drinks’ management, as well as our management. The following table sets forth the components of identified intangible assets associated with the Calypso Soft Drinks Acquisition and their estimated weighted average useful lives:

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

In conjunction with the closing of the Calypso Soft Drinks Acquisition, certain key employees of Calypso Soft Drinks executed non-competition agreements, which prevent those employees from competing with us in the specified restricted territories for a period of time after the acquisition date. The value of the Calypso Soft Drinks business could be diminished without these noncompetition agreements.

Goodwill

The principal factor that resulted in recognition of goodwill was that the purchase price for the Calypso Soft Drinks Acquisition was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis.

Selected Financial Data

The following unaudited financial information for the three months and sixteen weeks ended September 28, 2013 represents the activity of Calypso Soft Drinks that has been combined with our operations as of the date of acquisition.

(in millions of U.S. dollars)	For the Three Months Ended September 28, 2013	For the Sixteen Weeks Ended September 28, 2013
Revenue	$15.7	$19.9
Net income	0.6	0.7

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

In 2011, the seller of Cliffstar then raised certain objections to the performance measures used to calculate the contingent consideration, and the parties commenced the dispute resolution mechanism provided for in the asset purchase agreement. During 2011, Cott made interim payments to the seller equal to $29.6 million, which was net of a $4.7 million refund due to Cott and included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s claims for an additional $12.1 million in contingent consideration were submitted to binding arbitration pursuant to the asset purchase agreement and favorably resolved by payment by Cott in February 2013 of approximately $0.6 million.

Note 3 – Restructuring

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance and other employment related costs. During June 2013, we implemented one such program (the “2013 Restructuring Plan”), which consisted primarily of headcount reductions. For the nine months ended September 28, 2013, we incurred charges of approximately $2.0 million related primarily to employee redundancy costs.

The following table summarizes restructuring charges for the nine-month period ended September 28, 2013:

(in millions of U.S. dollars)	September 28, 2013

North America	$1.0
United Kingdom	0.7
Mexico	0.3

Total	$2.0

Note 4 – Share-Based Compensation

The table below summarizes the share-based compensation expense for the three and nine months ended September 28, 2013 and September 29, 2012, respectively. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) or Amended and Restated Equity Incentive Plan (as defined below), as the case may be, (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan or Amended and Restated Equity Incentive Plan, as the case may be, (iii) “Stock options” mean non-qualified stock options granted under the Amended and Restated Equity Incentive Plan, the 2010 Equity Incentive Plan, or the Restated 1986 Common Share Option Plan (the “1986 Option Plan”), as the case may be, and (iv) “Directors’ share award” means common shares issued in consideration of the annual board retainer fee to non-management members of our board of directors under the 2010 Equity Incentive Plan or Amended and Restated Equity Incentive Plan, as the case may be.

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Stock options	$0.2	$0.1	$0.6	$0.3
Directors’ share award	—	—	0.8	0.7
Performance-based RSUs	0.3	0.2	0.7	0.4
Time-based RSUs	0.6	1.0	1.5	2.1

Total	$1.1	$1.3	$3.6	$3.5

As of September 28, 2013, the unrecognized share-based compensation expense and years we expect to recognize the future compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of September 28, 2013	Weighted average years expected to recognize compensation
Stock options	$1.9	2.0
Performance-based RSUs	2.8	1.9
Time-based RSUs	4.1	1.9

Total	$8.8

Stock option activity for the nine months ended September 28, 2013 was as follows:

		Weighted average
	Shares	exercise price
	(in thousands)	(Canadian $)

Balance at December 29, 2012	468	$7.28
Awarded	392	9.36
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 28, 2013	860	$8.23

Exercisable at September 28, 2013	125	$9.49

During the nine months ended September 28, 2013, Performance-based RSU and Time-based RSU activity was as follows:

(in thousands of shares)	Number of Performance- based RSUs	Number of Time-based RSUs

Balance at December 29, 2012	825	529
Awarded	247	382
Issued	—	(15)
Forfeited	(26)	(37)

Outstanding at September 28, 2013	1,046	859

On February 14, 2013, our board of directors adopted an amendment and restatement of the 2010 Equity Incentive Plan (the “Amended and Restated Equity Plan”), pursuant to which the 2010 Equity Incentive Plan was amended and restated to, among other things, increase the number of shares that may be issued under the plan to 12,000,000 shares and to provide that the number of shares available for issuance will be reduced 2.0 shares for each share issued pursuant to a “full-value” award (i.e. an award other than an option or stock appreciation right) after the effective date of the amendment and restatement. The Amended and Restated Equity Plan was approved by Cott’s shareowners on April 30, 2013.

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

Average Canadian to U.S. Dollar Exchange Rate for the Nine Months Ended September 28, 2013

The weighted-average exercise prices for options in this Note 4 are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the nine months ended September 28, 2013:

For the Nine Months Ended
September 28, 2013
Average exchange rate	$0.978

Note 5 – Income Taxes

Income tax expense was $2.3 million on pretax income of $34.7 million for the nine months ended September 28, 2013, as compared to income tax expense of $5.5 million on pretax income of $54.4 million for the nine months ended September 29, 2012. The year to date income tax expense was reduced as a result of lower pretax income relative to the comparable prior year period.

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands of shares)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Weighted average number of shares outstanding – basic	94,235	94,488	94,922	94,461
Dilutive effect of Stock options	53	32	53	32
Dilutive effect of Performance-based RSUs	167	51	283	43
Dilutive effect of Time-based RSUs	317	1,027	497	1,055

Adjusted weighted average number of shares outstanding – diluted	94,772	95,598	95,755	95,591

At September 28, 2013, we excluded 442,131 (September 29, 2012 – 392,479) stock options from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. We excluded 674,397 treasury shares held in various trusts in the calculation of basic and diluted earnings per share for the nine months ended September 29, 2012.

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

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended September 28, 2013
External revenue[1]	$ 383.3	$142.9	$ 7.5	$ 9.5	$ —	$ 543.2
Depreciation and amortization	20.8	3.8	0.5	—	—	25.1
Operating income (loss)	14.6	9.5	(1.2)	3.1	—	26.0
Additions to property, plant & equipment	9.0	1.2	—	—	—	10.2

For the Nine Months Ended September 28, 2013
External revenue[1]	$1,194.6	$368.2	$22.6	$27.0	$ —	$1,612.4
Depreciation and amortization	62.9	10.3	1.5	—	—	74.7
Operating income (loss)	49.3	18.6	(1.6)	7.4	—	73.7
Additions to property, plant & equipment	33.9	9.5	1.3	—	—	44.7

As of September 28, 2013
Property, plant & equipment	$ 371.5	$108.7	$ 9.9	$ —	$ —	$ 490.1
Goodwill	124.9	11.0	—	4.5	—	140.4
Intangibles and other assets	275.8	27.5	—	0.3	—	303.6
Total assets[2]	1,195.9	323.3	25.2	15.1	0.9	1,560.4

[1]	Intersegment revenue between North America and the other reporting segments was $5.6 million and $14.8 million for the three and nine months ended September 28, 2013, respectively.
[2]	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	All Other	Total

For the Three Months Ended September 29, 2012
External revenue[1]	$ 439.3	$125.5	$ 9.7	$ 9.3	$ —	$ 583.8
Depreciation and amortization	21.1	3.2	0.4	—	—	24.7
Operating income (loss)	18.9	7.8	(1.0)	2.9	—	28.6
Additions to property, plant & equipment	10.0	1.7	1.5	—	—	13.2

For the Nine Months Ended September 29, 2012
External revenue[1]	$1,323.1	$356.2	$29.0	$25.1	$ —	$1,733.4
Depreciation and amortization	61.3	9.6	1.3	—	—	72.2
Operating income (loss)	67.4	21.5	(3.2)	7.1	—	92.8
Additions to property, plant & equipment	39.0	9.8	1.8	—	—	50.6

As of December 29, 2012
Property, plant & equipment	$ 382.1	$ 99.5	$ 9.3	$ —	$ —	$ 490.9
Goodwill	125.8	—	—	4.5	—	130.3
Intangibles and other assets	301.1	13.9	0.4	—	—	315.4
Total assets[2]	1,246.7	273.8	28.1	14.1	3.2	1,565.9

[1]	Intersegment revenue between North America and the other reporting segments was $4.9 million and $13.0 million for the three and nine months ended September 29, 2012, respectively.
[2]	Excludes intersegment receivables, investments and notes receivable.

A significant portion of our revenue is concentrated in a small number of customers. For the nine months ended September 28, 2013, sales to Walmart accounted for 29.9% of our total revenues (September 29, 2012 – 31.3%), 35.9% of our North America reporting segment revenues (September 29, 2012 – 36.3%), 14.1% of our U.K. reporting segment revenues (September 29, 2012 – 15.4%), and 9.5% of our Mexico reporting segment revenues (September 29, 2012 – 21.7%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
United States	$344.3	$388.0	$1,066.9	$1,169.0
Canada	50.2	63.2	159.8	190.3
United Kingdom	142.9	125.5	368.2	356.2
Mexico	7.5	9.7	22.6	29.0
RCI	9.5	9.3	27.0	25.1
Elimination[1]	(11.2)	(11.9)	(32.1)	(36.2)

	$543.2	$583.8	$1,612.4	$1,733.4

1	Represents intersegment revenue among our operating segments, of which $5.6 million and $14.8 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three and nine months ended September 28, 2013, respectively, compared to $4.9 million and $13.0 million for the three and nine months ended September 29, 2012, respectively.

Revenues by product category were as follows:

For the Three Months Ended September 28, 2013
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$148.1	$46.7	$2.4	$—	$197.2
Juice	117.4	11.2	0.1	0.5	129.2
Concentrate	2.9	0.5	—	7.1	10.5
All other products	114.9	84.5	5.0	1.9	206.3

Total	$383.3	$142.9	$7.5	$9.5	$543.2

For the Nine Months Ended September 28, 2013
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$456.6	$119.4	$9.6	$0.2	$585.8
Juice	376.8	19.9	0.1	1.9	398.7
Concentrate	8.8	1.7	—	21.2	31.7
All other products	352.4	227.2	12.9	3.7	596.2

Total	$1,194.6	$368.2	$22.6	$27.0	$1,612.4

For the Three Months Ended September 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$182.3	$43.1	$5.1	$0.3	$230.8
Juice	133.7	3.7	0.3	0.4	138.1
Concentrate	3.3	0.5	—	8.5	12.3
All other products	120.0	78.2	4.3	0.1	202.6

Total	$439.3	$125.5	$9.7	$9.3	$583.8

For the Nine Months Ended September 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$533.3	$121.8	$16.4	$0.3	$671.8
Juice	406.9	10.5	0.7	1.1	419.2
Concentrate	9.6	1.8	—	23.6	35.0
All other products	373.3	222.1	11.9	0.1	607.4

Total	$1,323.1	$356.2	$29.0	$25.1	$1,733.4

Property, plant and equipment, net by operating segment as of September 28, 2013 and December 29, 2012 was as follows:

(in millions of U.S. dollars)	September 28, 2013	December 29, 2012

United States	$324.8	$333.7
Canada	46.7	48.4
United Kingdom	108.7	99.5
Mexico	9.9	9.3

Total	$490.1	$490.9

Note 8 – Inventories

The following table summarizes inventories as of September 28, 2013 and December 29, 2012:

(in millions of U.S. dollars)	September 28, 2013	December 29, 2012

Raw materials	$78.4	$93.4
Finished goods	115.5	111.6
Other	21.5	19.8

Total	$215.4	$224.8

Note 9 – Intangibles and Other Assets

The following table summarizes intangibles and other assets as of September 28, 2013:

	September 28, 2013
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0

Subject to amortization
Customer relationships	$378.5	$160.8	$217.7
Trademarks	32.4	24.9	7.5
Information technology	49.1	32.7	16.4
Other	13.2	10.4	2.8

	473.2	228.8	244.4

	518.2	228.8	289.4

Other Assets
Financing costs	$25.7	$13.2	$12.5
Deposits	1.1	—	1.1
Other	0.9	0.3	0.6

	27.7	13.5	14.2

Total Intangibles & Other Assets	$545.9	$242.3	$303.6

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”).

Amortization expense of intangible and other assets was $8.6 million and $25.9 million for the three and nine months ended September 28, 2013, respectively, compared to $8.8 million and $26.6 million for the comparable prior year periods.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2013	$10.0
2014	30.8
2015	28.4
2016	25.0
2017	21.1
Thereafter	129.1

$244.4

Note 10 – Debt

Our total debt as of September 28, 2013 and December 29, 2012 was as follows:

(in millions of U.S. dollars)	September 28, 2013	December 29, 2012
8.375% senior notes due in 2017[1]	$215.0	$215.0
8.125% senior notes due in 2018	375.0	375.0
GE obligation	10.7	9.9
Other capital leases	5.6	4.6
Other debt	1.8	1.3

Total debt	608.1	605.8
Less: Current debt
GE obligation – current maturities	1.9	0.9
Other capital leases – current maturities	1.4	0.8
Other debt – current maturities	0.6	0.2

Total current debt	3.9	1.9
Long-term debt before discount	604.2	603.9
Less discount on 8.375% notes	(1.8)	(2.1)

Total long-term debt	$602.4	$601.8

[1]	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

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

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300 million, as well an increase to the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350 million, subject to certain conditions, (2) extend the maturity date to the earliest of (i) October 22, 2018, (ii) May 15, 2017, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, or (iii) March 1, 2018, if we have not redeemed, repurchased or refinanced the 2018 Notes by February 15, 2018, and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.6 million of financing fees in connection with the amendment of the ABL facility.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendment of the ABL facility on July 19, 2012 and on October 22, 2013, are being amortized using the straight line method over the duration of the amended ABL facility.

As of September 28, 2013, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $7.5 million of letters of credit, was $239.0 million as of September 28, 2013.

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

On September 30, 2013, Cott Beverages Inc. notified Wells Fargo Bank, National Association, as successor trustee to HSBC Bank USA, N.A. under the indenture dated as of November 13, 2009 governing the 2017 Notes (the “Indenture”), that Cott Beverages Inc. will, pursuant to the optional redemption provisions contained in the Indenture, redeem U.S. $200.0 million aggregate principal amount of the 2017 Notes on November 15, 2013 at 104.118% of par. The redemption will include approximately $8 million in premium payments as well as approximately $4 million in deferred financing fee and discount charges.

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

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by General Electric at 5.23% interest.

Note 11 – Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component1 for the nine months ended September 28, 2013 were as follows:

(in millions of U.S. dollars)	September 28, 2013
	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 29, 2012	$0.2	$(9.1)	$(3.5)	$(12.4)

OCI before reclassifications	0.2	(0.3)	(4.8)	(4.9)
Amounts reclassified from AOCI	(0.3)	0.6	—	0.3

Net current-period OCI	(0.1)	0.3	(4.8)	(4.6)

Ending balance September 28, 2013	$0.1	$(8.8)	$(8.3)	$(17.0)

[1]	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income1 for the three and nine months ended September 28, 2013.

(in millions of U.S. dollars)	Amounts Reclassified From AOCI
Details About AOCI Components	For the Three Months Ended September 28, 2013	For the Nine Months Ended September 28, 2013	Affected Line Item in the Statement Where Net Income Is Presented

Gains and losses on derivative instruments

Foreign currency hedges	$0.1	$0.3	Cost of sales

	$0.1	$0.3	Total before taxes
	—	—	Tax (expense) or benefit

	$0.1	$0.3	Net of tax

Amortization of pension benefit plan items

Prior-service costs[2]	$0.1	$(0.2)
Actuarial adjustments[2]	—	(0.1)
Actuarial gains/(losses)[2]	—	(0.1)

	0.1	(0.4)	Total before tax
	—	(0.2)	Tax (expense) or benefit

	$0.1	$(0.6)	Net of tax

Total reclassifications for the period	$0.2	$(0.3)	Net of tax

[1]	Amounts in parentheses indicate debits.
[2]	These AOCI components are included in the computation of net periodic pension cost.

Note 12 – Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

On August 17, 2010, we completed the Cliffstar Acquisition which included contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration was paid upon the achievement of milestones in certain expansion projects in 2010. The remainder of the contingent consideration was to be calculated based on the achievement of certain performance measures during the fiscal year ended January 1, 2011. During 2011, Cott made interim payments to the seller equal to $29.6 million, which was net of a $4.7 million refund due to Cott and included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. In 2011, the seller of Cliffstar then raised certain objections to the performance measures used to calculate the contingent consideration, and the parties commenced the dispute resolution mechanism provided for in the asset purchase agreement. The seller’s claims for an additional $12.1 million in contingent consideration were submitted to binding arbitration pursuant to the asset purchase agreement and favorably resolved by payment by Cott in February 2013 of approximately $0.6 million.

We had $7.5 million in standby letters of credit outstanding as of September 28, 2013 (September 29, 2012 – $11.0 million).

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

On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. We repurchased 554,769 shares of common stock for approximately $4.5 million during the third quarter ended September 28, 2013 under the share repurchase program through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 28, 2013. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of September 28, 2013 was approximately $5.5 million.

The fair value of the Company’s derivative instruments was nil and $0.1 million as of September 28, 2013 and December 29, 2012, respectively.

The settlement of our derivative instruments resulted in a credit to cost of sales of approximately $0.1 million and $0.5 million for the three and nine months ended September 28, 2013, respectively, compared to a charge to cost of sales of $0.3 million and $0.4 million for the comparable prior year periods.

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

The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

We have certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

	September 28, 2013
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Money market	$10.0	$—	$—	$10.0

Total Assets	$10.0	$—	$—	$10.0

	December 29, 2012
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Derivatives	$—	$0.1	$—	$0.1

Total Assets	$—	$0.1	$—	$0.1

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 28, 2013 and December 29, 2012 were as follows:

	September 28, 2013		December 29, 2012
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	$215.0	225.2	$215.0	234.4
8.125% senior notes due in 2018[1]	375.0	405.9	375.0	414.8

Total	$590.0	$631.1	$590.0	$649.2

[1]	The fair values are based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 inputs.

Note 16 – Guarantor Subsidiaries

The 2017 Notes and 2018 Notes issued by our 100% owned subsidiary, Cott Beverages, Inc., are unconditionally guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other 100% owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 28, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$42.5	$197.6	$271.5	$37.4	$(5.8)	$543.2
Cost of sales	39.2	170.5	241.3	33.0	(5.8)	478.2

Gross profit	3.3	27.1	30.2	4.4	—	65.0
Selling, general and administrative expenses	6.8	14.9	13.2	3.0	—	37.9
Loss on disposal of property, plant & equipment	0.1	0.4	0.6	—	—	1.1

Operating (loss) income	(3.6)	11.8	16.4	1.4	—	26.0

Other income, net	(0.1)	—	(0.6)	—	—	(0.7)
Intercompany interest (income) expense, net	—	(3.0)	3.0	—	—	—
Interest (income) expense, net	(0.1)	13.1	0.2	0.1	—	13.3

(Loss) income before income tax (benefit) expense and equity income (loss)	(3.4)	1.7	13.8	1.3	—	13.4

Income tax (benefit) expense	(2.8)	3.9	(1.2)	0.2	—	0.1
Equity income (loss)	12.6	1.3	(0.3)	—	(13.6)	—

Net income (loss)	$12.0	$(0.9)	$14.7	$1.1	$(13.6)	$13.3

Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net income (loss) attributed to Cott Corporation	$12.0	$(0.9)	$14.7	$(0.2)	$(13.6)	$12.0

Comprehensive income attributed to Cott Corporation	$23.8	$28.9	$30.6	$—	$(59.5)	$23.8

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 28, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$131.9	$605.5	$777.4	$116.0	$(18.4)	$1,612.4
Cost of sales	114.5	520.1	695.9	102.3	(18.4)	1,414.4

Gross profit	17.4	85.4	81.5	13.7	—	198.0
Selling, general and administrative expenses	22.3	53.8	37.7	7.1	—	120.9
Loss on disposal of property, plant & equipment	0.1	0.7	0.6	—	—	1.4
Restructuring	0.5	0.5	0.7	0.3	—	2.0

Operating (loss) income	(5.5)	30.4	42.5	6.3	—	73.7

Other (income), net	(0.1)	—	(0.3)	—	—	(0.4)
Intercompany interest (income) expense, net	—	(8.7)	8.7	—	—	—
Interest (income) expense, net	(0.2)	39.1	0.4	0.1	—	39.4

(Loss) income before income tax expense (benefit) and equity income (loss)	(5.2)	—	33.7	6.2	—	34.7

Income tax (benefit) expense	(2.1)	5.5	(1.5)	0.4	—	2.3
Equity income (loss)	31.6	3.9	(0.9)	—	(34.6)	—

Net income (loss)	$28.5	$(1.6)	$34.3	$5.8	$(34.6)	$32.4

Less: Net income attributable to non-controlling interests	—	—	—	3.9	—	3.9

Net income (loss) attributed to Cott Corporation	$28.5	$(1.6)	$34.3	$1.9	$(34.6)	$28.5

Comprehensive income (loss) attributed to Cott Corporation	$23.9	$(2.1)	$33.3	$4.1	$(35.3)	$23.9

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$52.6	$220.2	$271.6	$46.9	$(7.5)	$583.8
Cost of sales	42.1	187.2	246.7	42.1	(7.5)	510.6

Gross profit	10.5	33.0	24.9	4.8	—	73.2
Selling, general and administrative expenses	8.1	18.3	15.1	2.3	—	43.8
Loss on disposal of property, plant & equipment	—	0.2	0.1	0.5	—	0.8

Operating income	2.4	14.5	9.7	2.0	—	28.6

Other (income) expense, net	(0.4)	(1.1)	0.1	(0.1)	—	(1.5)
Intercompany interest (income) expense, net	—	(3.5)	3.5	—	—	—

Interest expense, net	—	12.8	0.2	0.1	—	13.1

Income before income tax expense (benefit) and equity income	2.8	6.3	5.9	2.0	—	17.0

Income tax expense (benefit)	0.9	1.2	(1.0)	0.1	—	1.2
Equity income	12.6	1.5	6.5	—	(20.6)	—

Net income	$14.5	$6.6	$13.4	$1.9	$(20.6)	$15.8

Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net income attributed to Cott Corporation	$14.5	$6.6	$13.4	$0.6	$(20.6)	$14.5

Comprehensive income (loss) attributed to Cott Corporation	$27.2	$26.8	$24.0	$9.6	$(60.4)	$27.2

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

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of September 28, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$23.2	$41.9	$55.4	$5.3	$—	$125.8
Accounts receivable, net of allowance	22.0	123.5	206.2	14.9	(112.0)	254.6
Income taxes recoverable	—	0.5	0.2	—	—	0.7
Inventories	19.0	79.2	109.6	7.6	—	215.4
Prepaid expenses and other assets	1.7	15.1	6.2	0.1	—	23.1

Total current assets	65.9	260.2	377.6	27.9	(112.0)	619.6

Property, plant & equipment, net	50.3	191.9	237.4	10.5	—	490.1
Goodwill	26.6	4.5	109.3	—	—	140.4
Intangibles and other assets, net	1.3	90.9	199.8	11.6	—	303.6
Deferred income taxes	4.9	—	—	0.6	—	5.5
Other tax receivable	0.5	0.1	0.6	—	—	1.2
Due from affiliates	39.6	174.8	78.0	41.9	(334.3)	—
Investments in subsidiaries	496.9	390.7	824.9	(0.1)	(1,712.4)	—

Total assets	$686.0	$1,113.1	$1,827.6	$92.4	$(2,158.7)	$1,560.4

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2.5	$0.5	$0.9	$—	$3.9
Accounts payable and accrued liabilities	30.0	139.1	195.8	6.8	(112.0)	259.7

Total current liabilities	30.0	141.6	196.3	7.7	(112.0)	263.6

Long-term debt	0.1	598.4	2.3	1.6	—	602.4
Deferred income taxes	—	35.6	11.4	1.1	—	48.1
Other long-term liabilities	0.1	3.4	20.2	—	—	23.7
Due to affiliates	43.2	76.7	177.3	37.1	(334.3)	—

Total liabilities	73.4	855.7	407.5	47.5	(446.3)	937.8

Equity
Capital stock, no par	392.7	574.5	1,728.9	82.5	(2,385.9)	392.7
Additional paid-in-capital	43.9	—	—	—	—	43.9
Retained earnings (deficit)	193.0	(329.8)	(317.2)	(49.0)	696.0	193.0
Accumulated other comprehensive (loss) income	(17.0)	12.7	8.4	1.4	(22.5)	(17.0)

Total Cott Corporation equity	612.6	257.4	1,420.1	34.9	(1,712.4)	612.6
Non-controlling interests	—	—	—	10.0	—	10.0

Total equity	612.6	257.4	1,420.1	44.9	(1,712.4)	622.6

Total liabilities and equity	$686.0	$1,113.1	$1,827.6	$92.4	$(2,158.7)	$1,560.4

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$39.8	$37.5	$96.4	$5.7	$—	$179.4
Accounts receivable, net of allowance	18.4	111.5	122.3	16.2	(69.0)	199.4
Income taxes recoverable	—	0.9	0.2	0.1	—	1.2
Inventories	21.1	65.9	130.8	7.0	—	224.8
Prepaid expenses and other assets	2.5	13.4	4.3	0.1	—	20.3

Total current assets	81.8	229.2	354.0	29.1	(69.0)	625.1

Property, plant & equipment, net	50.7	188.4	242.0	9.8	—	490.9
Goodwill	27.5	4.5	98.3	—	—	130.3
Intangibles and other assets, net	1.0	101.4	198.4	14.6	—	315.4
Deferred income taxes	2.9	—	—	0.4	—	3.3
Other tax receivable	0.2	0.1	0.6	—	—	0.9
Due from affiliates	40.0	175.2	78.0	41.9	(335.1)	—
Investments in subsidiaries	487.5	389.7	820.0	—	(1,697.2)	—

Total assets	$691.6	$1,088.5	$1,791.3	$95.8	$(2,101.3)	$1,565.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1.3	$0.2	$0.4	$—	$1.9
Accounts payable and accrued liabilities	36.2	119.5	193.1	7.9	(69.0)	287.7

Total current liabilities	36.2	120.8	193.3	8.3	(69.0)	289.6

Long-term debt	0.2	598.7	1.5	1.4	—	601.8
Deferred income taxes	—	30.3	7.9	0.9	—	39.1
Other long-term liabilities	0.2	4.0	8.3	—	—	12.5
Due to affiliates	43.2	76.7	177.8	37.4	(335.1)	—

Total liabilities	79.8	830.5	388.8	48.0	(404.1)	943.0

Equity
Capital stock, no par	397.8	574.5	1,724.3	83.6	(2,382.4)	397.8
Additional paid-in-capital	40.4	—	—	—	—	40.4
Retained earnings (deficit)	186.0	(329.7)	(331.2)	(46.1)	707.0	186.0
Accumulated other comprehensive (loss) income	(12.4)	13.2	9.4	(0.8)	(21.8)	(12.4)

Total Cott Corporation equity	611.8	258.0	1,402.5	36.7	(1,697.2)	611.8
Non-controlling interests	—	—	—	11.1	—	11.1

Total equity	611.8	258.0	1,402.5	47.8	(1,697.2)	622.9

Total liabilities and equity	$691.6	$1,088.5	$1,791.3	$95.8	$(2,101.3)	$1,565.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 28, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income (loss)	$12.0	$(0.9)	$14.7	$1.1	$(13.6)	$13.3
Depreciation & amortization	1.6	9.6	12.3	1.6	—	25.1
Amortization of financing fees	—	0.7	—	—	—	0.7
Share-based compensation expense	0.3	0.7	0.1	—	—	1.1
(Decrease) increase in deferred income taxes	(2.5)	3.4	(0.5)	(0.1)	—	0.3
Loss on disposal of property, plant & equipment	0.1	0.4	0.6	—	—	1.1
Equity (income) loss, net of distributions	(12.6)	(1.3)	0.3	—	13.6	—
Intercompany transactions	2.2	2.4	—	—	(4.6)	—
Other non-cash items	0.2	(0.2)	—	—	—	—
Net change in operating assets and liabilities, net of acquisition	(0.4)	28.3	15.8	(2.5)	4.6	45.8

Net cash provided by operating activities	0.9	43.1	43.3	0.1	—	87.4

Investing Activities
Acquisition, net of cash acquired	—	(4.7)	—	—	—	(4.7)
Additions to property, plant & equipment	(1.1)	(7.9)	(1.2)	—	—	(10.2)
Additions to intangibles and other assets	—	(2.1)	—	—	—	(2.1)
Proceeds from sale of property, plant & equipment	—	—	—	0.2	—	0.2
Advances to affiliates	—	—	—	0.3	(0.3)	—

Net cash (used in) provided by investing activities	(1.1)	(14.7)	(1.2)	0.5	(0.3)	(16.8)

Financing Activities
Payments of long-term debt	—	—	(0.1)	(0.5)	—	(0.6)
Advances from affiliates	(0.3)	—	—	—	0.3	—
Distributions to non-controlling interests	—	—	—	(2.2)	—	(2.2)
Common shares repurchased and cancelled	(4.5)	—	—	—	—	(4.5)
Financing fees	(0.1)	—	—	—	—	(0.1)
Dividends to shareholders	(5.5)	—	—	—	—	(5.5)

Net cash (used in) provided by financing activities	(10.4)	—	(0.1)	(2.7)	0.3	(12.9)

Effect of exchange rate changes on cash	0.5	—	0.8	—	—	1.3

Net (decrease) increase in cash & cash equivalents	(10.1)	28.4	42.8	(2.1)	—	59.0

Cash & cash equivalents, beginning of period	33.3	13.5	12.6	7.4	—	66.8

Cash & cash equivalents, end of period	$23.2	$41.9	$55.4	$5.3	$—	$125.8

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 28, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income (loss)	$28.5	$(1.6)	$34.3	$5.8	$(34.6)	$32.4
Depreciation & amortization	4.7	29.0	36.4	4.6	—	74.7
Amortization of financing fees	0.1	2.0	0.1	—	—	2.2
Share-based compensation expense	1.1	2.2	0.3	—	—	3.6
(Decrease) increase in deferred income taxes	(2.0)	5.2	(1.2)	(0.1)	—	1.9
Loss on disposal of property, plant & equipment	0.1	0.7	0.6	—	—	1.4
Equity (income) loss, net of distributions	(31.6)	(3.9)	0.9	—	34.6	—
Intercompany transactions	24.7	5.3	—	—	(30.0)	—
Other non-cash items	0.2	—	—	—	—	0.2
Net change in operating assets and liabilities, net of acquisition	(4.8)	2.4	(76.9)	(4.2)	30.0	(53.5)

Net cash provided by (used in) operating activities	21.0	41.3	(5.5)	6.1	—	62.9

Investing Activities
Acquisition, net of cash acquired	—	(4.7)	(6.5)	—	—	(11.2)
Additions to property, plant & equipment	(6.0)	(27.9)	(9.5)	(1.3)	—	(44.7)
Additions to intangibles and other assets	—	(4.0)	—	—	—	(4.0)
Proceeds from sale of property, plant & equipment	—	—	—	0.2	—	0.2
Proceeds from insurance recoveries	—	0.4	—	—	—	0.4
Advances to affiliates	—	—	—	0.4	(0.4)	—

Net cash used in investing activities	(6.0)	(36.2)	(16.0)	(0.7)	(0.4)	(59.3)

Financing Activities
Payments of long-term debt	(0.1)	(0.7)	(18.6)	(0.8)	—	(20.2)
Advances from affiliates	(0.4)	—	—	—	0.4	—
Distributions to non-controlling interests	—	—	—	(5.0)	—	(5.0)
Common shares repurchased and cancelled	(12.9)	—	—	—	—	(12.9)
Financing fees	(0.1)	—	—	—	—	(0.1)
Dividends to shareholders	(16.7)	—	—	—	—	(16.7)

Net cash used in financing activities	(30.2)	(0.7)	(18.6)	(5.8)	0.4	(54.9)

Effect of exchange rate changes on cash	(1.4)	—	(0.9)	—	—	(2.3)

Net (decrease) increase in cash & cash equivalents	(16.6)	4.4	(41.0)	(0.4)	—	(53.6)

Cash & cash equivalents, beginning of period	39.8	37.5	96.4	5.7	—	179.4

Cash & cash equivalents, end of period	$23.2	$41.9	$55.4	$5.3	$—	$125.8

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$14.5	$6.6	$13.4	$1.9	$(20.6)	$15.8
Depreciation & amortization	1.6	9.4	12.1	1.6	—	24.7
Amortization of financing fees	0.1	0.6	0.1	—	—	0.8
Share-based compensation expense	0.2	0.9	0.3	(0.1)	—	1.3
Increase (decrease) in deferred income taxes	0.6	1.2	(1.3)	0.1	—	0.6
Loss on disposal of property, plant & equipment	—	0.2	0.1	0.5	—	0.8
Equity (loss) income, net of distributions	(12.6)	(1.5)	(6.5)	—	20.6	—
Intercompany transactions	2.1	2.1	—	—	(4.2)	—
Other non-cash items	(0.4)	(1.0)	—	—	—	(1.4)
Net change in operating assets and liabilities	16.4	0.9	(3.4)	(2.7)	4.2	15.4

Net cash provided by operating activities	22.5	19.4	14.8	1.3	—	58.0

Investing Activities
Acquisition	—	(4.7)	—	—	—	(4.7)
Additions to property, plant & equipment	(1.2)	(9.0)	(1.7)	(1.3)	—	(13.2)
Additions to intangibles and other assets	(0.5)	(1.1)	0.6	—	—	(1.0)
Proceeds from sale of assets held for sale	—	—	—	1.3	—	1.3
Proceeds from insurance recoveries	—	1.7	—	—	—	1.7
Advances to affiliates	—	—	—	(1.6)	1.6	—

Net cash used in investing activities	(1.7)	(13.1)	(1.1)	(1.6)	1.6	(15.9)

Financing Activities
Payments of long-term debt	0.1	(0.2)	—	(0.1)	—	(0.2)
Advances from affiliates	1.6	—	—	—	(1.6)	—
Distributions to non-controlling interests	—	—	—	(1.9)	—	(1.9)
Financing fees	—	(1.2)	—	—	—	(1.2)

Net cash provided by (used in) financing activities	1.7	(1.4)	—	(2.0)	(1.6)	(3.3)

Effect of exchange rate changes on cash	1.2	—	0.8	0.2	—	2.2

Net increase (decrease) in cash & cash equivalents	23.7	4.9	14.5	(2.1)	—	41.0

Cash & cash equivalents, beginning of period	16.8	3.2	18.8	8.3	—	47.1

Cash & cash equivalents, end of period	$40.5	$8.1	$33.3	$6.2	$—	$88.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 29, 2012
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$45.5	$18.3	$44.8	$4.8	$(64.5)	$48.9
Depreciation & amortization	4.7	27.1	36.0	4.4	—	72.2
Amortization of financing fees	0.2	2.5	0.2	—	—	2.9
Share-based compensation expense	1.0	1.7	0.8	—	—	3.5
Increase (decrease) in deferred income taxes	1.7	3.7	(0.7)	(0.1)	—	4.6
Gain on bargain purchase	—	—	(0.9)	—	—	(0.9)
Loss on disposal of property, plant & equipment	—	0.6	0.6	0.5	—	1.7
Equity (loss) income, net of distributions	(42.4)	(3.8)	(18.3)	—	64.5	—
Intercompany transactions	18.3	3.5	—	—	(21.8)	—
Other non-cash items	—	(0.8)	—	—	—	(0.8)
Net change in operating assets and liabilities, net of acquisition	(2.3)	(20.1)	(76.2)	(2.3)	21.8	(79.1)

Net cash provided by (used in) operating activities	26.7	32.7	(13.7)	7.3	—	53.0

Investing Activities
Acquisition	—	(4.7)	(5.0)	—	—	(9.7)
Additions to property, plant & equipment	(5.4)	(33.8)	(9.8)	(1.6)	—	(50.6)
Additions to intangibles and other assets	(0.5)	(4.7)	0.5	—	—	(4.7)
Proceeds from sale of property, plant & equipment	—	—	1.0	1.3	—	2.3
Proceeds from insurance recoveries	—	1.7	—	—	—	1.7
Advances to affiliates	—	—	—	(5.1)	5.1	—

Net cash used in investing activities	(5.9)	(41.5)	(13.3)	(5.4)	5.1	(61.0)

Financing Activities
Payments of long-term debt	0.1	(2.6)	—	(0.3)	—	(2.8)
Borrowings under ABL	—	24.5	—	—	—	24.5
Payments under ABL	—	(24.5)	—	—	—	(24.5)
Advances from affiliates	5.1	—	—	—	(5.1)	—
Distributions to non-controlling interests	—	—	—	(3.3)	—	(3.3)
Common share repurchase	(0.3)	—	—	—	—	(0.3)
Financing Fees	—	(1.2)	—	—	—	(1.2)

Net cash provided by (used in) financing activities	4.9	(3.8)	—	(3.6)	(5.1)	(7.6)

Effect of exchange rate changes on cash	1.1	—	1.4	0.3	—	2.8

Net increase (decrease) in cash & cash equivalents	26.8	(12.6)	(25.6)	(1.4)	—	(12.8)

Cash & cash equivalents, beginning of period	13.7	20.7	58.9	7.6	—	100.9

Cash & cash equivalents, end of period	$40.5	$8.1	$33.3	$6.2	$—	$88.1

Note 17 – Subsequent Events

On September 30, 2013, Cott Beverages Inc. notified Wells Fargo Bank, National Association, as successor trustee to HSBC Bank USA, N.A. under the Indenture, that Cott Beverages Inc. will, pursuant to the optional redemption provisions contained in the Indenture, redeem U.S. $200.0 million aggregate principal amount of the 2017 Notes on November 15, 2013 at 104.118% of par. The redemption will include approximately $8 million in premium payments as well as approximately $4 million in deferred financing fee and discount charges.

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300 million, as well an increase to the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350 million, subject to certain conditions, (2) extend the maturity date to the earliest of (i) October 22, 2018, (ii) May 15, 2017, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, or (iii) March 1, 2018, if we have not redeemed, repurchased or refinanced the 2018 Notes by February 15, 2018, and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.6 million of financing fees in connection with the amendment of the ABL facility.

On October 29, 2013, our board of directors declared a dividend of CAD$0.06 per common share, payable in cash on December 12, 2013 to shareowners of record at the close of business on December 2, 2013.

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

We typically operate at low margins and therefore relatively small changes in cost structures can materially affect our results.

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

In June of 2013, our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Cooke Bros Holdings Limited, which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks produces fruit juices, juice drinks, soft drinks, and freeze products in the United Kingdom. The aggregate purchase price for the acquisition of Calypso Soft Drinks (the “Calypso Soft Drinks Acquisition”) was $12.1 million, which includes approximately $7 million paid at closing, deferred payments of approximately $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date of the Calypso Soft Drinks Acquisition, respectively. The closing payment was funded from available cash.

In 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies for approximately $503.0 million in cash, $14.0 million in deferred consideration payable in equal installments over three years and contingent consideration of up to $55.0 million (the “Cliffstar Acquisition”). The first $15.0 million of the contingent consideration was paid upon the achievement of milestones in certain expansion projects in 2010. The remainder of the contingent consideration was to be calculated based on the achievement of certain performance measures during the fiscal year ended January 1, 2011. In 2011, the seller of Cliffstar raised certain objections to the performance measures used to calculate the contingent consideration, and the parties commenced the dispute resolution mechanism provided for in the asset purchase agreement. During 2011, we made interim payments to the seller equal to $29.6 million, which was net of a $4.7 million refund due to us and included $0.9 million in settlement of certain of the seller’s objections to the calculation of the contingent consideration. The seller’s claims for an additional $12.1 million in contingent consideration were submitted to binding arbitration pursuant to the asset purchase agreement and favorably resolved in February 2013 by our payment of $0.6 million to settle all claims.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, the United Kingdom, and Mexico, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy products, sports products, new age beverages, and ready-to-drink teas. During the first nine months of 2013, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for such products, our operating results could be materially adversely affected. Sales to Walmart for the nine months ended September 28, 2013 and September 29, 2012 accounted for 29.9% and 31.3% of total revenue, respectively.

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations, and, in some cases, by excluding the impact of the Calypso Soft Drinks Acquisition. We exclude these items to better understand trends in the business and the impact of the Calypso Soft Drinks Acquisition.

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP earnings before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA adjusted for inventory step-up (step-down), acquisition costs, and integration costs related to the Calypso Soft Drinks Acquisition or the Cliffstar Acquisition, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net income, which is GAAP earnings (loss) excluding purchase accounting adjustments, integration expenses, restructuring expenses and asset impairments, as well as adjusted earnings per diluted share, which is adjusted net income divided by diluted weighted average outstanding shares. We consider these measures to be indicators of our operating performance. These measures exclude certain items to make period-over-period comparisons of our ongoing core operations before material charges.

Additionally, we supplement our reporting of net cash provided by operating activities determined in accordance with GAAP by excluding capital expenditures to present free cash flow, which management believes provides useful information to investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary financial results

Our net income for the three months ended September 28, 2013 (the “third quarter”) and the nine months ended September 28, 2013 (“first nine months of 2013” or “year to date”) was $12.0 million or $0.13 per diluted share and $28.5 million or $0.30 per diluted share, respectively, compared to net income of $14.5 million or $0.15 per diluted share and $45.5 million or $0.48 per diluted share for the three and nine months ended September 29, 2012, respectively.

The following items of significance impacted our financial results for the third quarter and first nine months of 2013:

•	our revenue decreased 7.0% year to date from the comparable prior year period (8.1% excluding the impact of Calypso) due primarily to lower global volumes slightly offset by an increase in average price per case on a global basis. Absent foreign exchange impact, revenue decreased 6.4% year to date from the comparable prior year period;

•	our gross profit as a percentage of revenue decreased to 12.0% and 12.3% for the third quarter and year to date, respectively, compared to 12.5% and 13.2%, respectively, from the comparable prior year period due primarily to lower volumes which resulted in unfavorable fixed cost absorption;

•	our filled beverage 8-ounce equivalents (“beverage case volume”), which excludes concentrate sales, decreased 8.3% year to date due primarily to the general market decline in the North American CSD category and increased promotional activity from the national brands;

•	our selling, general and administrative (“SG&A”) expenses for the first nine months decreased to $120.9 million from $134.4 million in the comparable prior year period due primarily to lower employee-related expenses and a reduction in professional fees and similar costs;

•	our loss on disposal of property, plant and equipment was related to the disposal of approximately $1.4 million of equipment that was either replaced or no longer being used in our U.S. operating segment;

•	other income was $0.4 million year to date compared to other income of $2.2 million in the comparable prior year period due to insurance recoveries in excess of the loss incurred on a U.S. facility in the amount of $1.3 million and recording a bargain purchase of $0.9 million in the U.K. in the prior year compared to $0.4 million in income associated with foreign exchange effects in the current year;

•	our interest expense decreased by $1.2 million as a result of an amendment to our ABL facility to more favorable terms;

•	our income tax expense was $2.3 million year to date compared to $5.5 million in the comparable prior year period, due primarily to a reduction in pretax income.;

•	our Adjusted EBITDA decreased 9.4% to $154.3 million year to date from $170.4 million in the comparable prior year period due to the items listed above; and

•	our adjusted net income and adjusted earnings per diluted share were $33.5 million and $0.35 year to date, respectively, compared to $48.7 million and $0.51 in the prior year, respectively.

The following items of significance impacted our financial results for the third quarter and first nine months of 2012:

•	our revenue decreased 2.9% year to date from the comparable prior year period due primarily to a decline in North America volume resulting from our exit from certain low margin business and a product mix shift into juice drinks and sports drinks from 100% shelf-stable juice. Absent foreign exchange impact, revenue decreased 1.9% year to date from the comparable prior year period;

•	our gross profit as a percentage of revenue increased to 12.5% and 13.2% for the third quarter and year to date, respectively, compared to 11.1% and 12.6%, respectively, from the comparable prior year periods due primarily to increased pricing on products and our exit from lower margin business;

•	our beverage case volume decreased 8.7% year to date due primarily to the exit of certain low margin business and the continuing decline in the North America CSD industry;

•	our SG&A expenses for the first nine months of 2012 increased to $134.4 million from $128.3 million in the comparable prior year period due primarily to an increase in certain employee-related costs compared to a lowering of the annual incentive and long-term incentive accruals in the prior year;

•	our loss on disposal of property, plant and equipment year to date was the result of the sale of a facility in each of Mexico and the U.K. and normal operational disposals;

•	our other income was $2.2 million year to date as a result of insurance recoveries in excess of the loss incurred on a U.S. facility in the amount of $1.3 million and recording a bargain purchase of $0.9 million in the U.K. compared to other expense of $2.1 million in the comparable prior year period, which was the result of $1.2 million in foreign exchange effects and $0.9 million in adjustments to the contingent consideration associated with the Cliffstar Acquisition;

•	our interest expense decreased by $2.8 million year to date as a result of decreased debt balances held throughout the period;

•	our income tax expense was $5.5 million year to date compared to a $1.7 million benefit in the comparable prior year period, due primarily to the recording of $4.3 million of allowances against deferred tax assets in the U.S. that are uncertain to be realized and the lapping of a favorable tax settlement in the prior year; and

•	our Adjusted EBITDA increased 2.8% to $170.4 million year to date from $165.8 million in the comparable prior year period.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended September 28, 2013 and September 29, 2012, respectively:

	For the Three Months Ended				For the Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue	543.2	100.0	583.8	100.0	1,612.4	100.0	1,733.4	100.0
Cost of sales	478.2	88.0	510.6	87.5	1,414.4	87.7	1,504.5	86.8

Gross profit	65.0	12.0	73.2	12.5	198.0	12.3	228.9	13.2
Selling, general, and administrative expenses	37.9	7.0	43.8	7.5	120.9	7.5	134.4	7.8
Loss on disposal of property, plant & equipment	1.1	0.2	0.8	0.1	1.4	0.1	1.7	0.1
Restructuring	—	—	—	—	2.0	0.1	—	—

Operating income	26.0	4.8	28.6	4.9	73.7	4.6	92.8	5.4
Other income, net	(0.7)	(0.1)	(1.5)	(0.3)	(0.4)	(0.0)	(2.2)	(0.1)
Interest expense, net	13.3	2.4	13.1	2.2	39.4	2.4	40.6	2.3

Income before income taxes	13.4	2.5	17.0	2.9	34.7	2.2	54.4	3.1
Income tax expense	0.1	0.0	1.2	0.2	2.3	0.1	5.5	0.3

Net income	13.3	2.4	15.8	2.7	32.4	2.0	48.9	2.8

Less: Net income attributable to non-controlling interests	1.3	0.2	1.3	0.2	3.9	0.2	3.4	0.2

Net income attributed to Cott Corporation	12.0	2.2	14.5	2.5	28.5	1.8	45.5	2.6

Depreciation & amortization	25.1	4.6	24.7	4.2	74.7	4.6	72.2	4.2

The following table summarizes our revenue and operating income (loss) by reporting segment for the three and nine months ended September 28, 2013 and September 29, 2012, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue
North America	$383.3	$439.3	$1,194.6	$1,323.1
United Kingdom	142.9	125.5	368.2	356.2
Mexico	7.5	9.7	22.6	29.0
RCI	9.5	9.3	27.0	25.1

Total	$543.2	$583.8	$1,612.4	$1,733.4

Operating income (loss)
North America	$14.6	$18.9	$49.3	$67.4
United Kingdom	9.5	7.8	18.6	21.5
Mexico	(1.2)	(1.0)	(1.6)	(3.2)
RCI	3.1	2.9	7.4	7.1

Total	$26.0	$28.6	$73.7	$92.8

Revenues are attributed to reporting segments based on the location of the customer.

The following table summarizes our beverage case volume by reporting segment for the three and nine months ended September 28, 2013 and September 29, 2012, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions of physical cases)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Volume – 8 oz equivalent cases – Total Beverage (including concentrate)
North America	165.3	190.1	512.9	573.9
United Kingdom	58.5	53.9	157.4	154.5
Mexico	4.5	6.4	14.2	19.0
RCI	64.1	77.5	194.8	220.2

Total	292.4	327.9	879.3	967.6

Volume – 8 oz equivalent cases – Filled Beverage
North America	146.9	167.3	451.4	505.6
United Kingdom	55.8	50.5	145.9	143.1
Mexico	4.5	6.4	14.2	19.0
RCI	0.4	0.3	0.9	0.3

Total	207.6	224.5	612.4	668.0

The following tables summarize revenue and volume by product for the three and nine months ended September 28, 2013 and September 29, 2012, respectively:

For the Three Months Ended September 28, 2013
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$148.1	$46.7	$2.4	$—	$197.2
Juice	117.4	11.2	0.1	0.5	129.2
Concentrate	2.9	0.5	—	7.1	10.5
All other products	114.9	84.5	5.0	1.9	206.3

Total	$383.3	$142.9	$7.5	$9.5	$543.2

For the Three Months Ended September 28, 2013
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume – 8 oz equivalent cases – Total Beverage (including concentrate)
Carbonated soft drinks	67.1	23.4	1.4	0.1	92.0
Juice	27.0	2.5	—	0.2	29.7
Concentrate	18.4	2.7	—	63.7	84.8
All other products	52.8	29.9	3.1	0.1	85.9

Total	165.3	58.5	4.5	64.1	292.4

For the Nine Months Ended September 28, 2013
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$456.6	$119.4	$9.6	$0.2	$585.8
Juice	376.8	19.9	0.1	1.9	398.7
Concentrate	8.8	1.7	—	21.2	31.7
All other products	352.4	227.2	12.9	3.7	596.2

Total	$1,194.6	$368.2	$22.6	$27.0	$1,612.4

For the Nine Months Ended September 28, 2013
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume – 8 oz equivalent cases – Total Beverage (including concentrate)
Carbonated soft drinks	206.0	61.1	5.9	0.2	273.2
Juice	86.5	4.8	0.1	0.4	91.8
Concentrate	61.5	11.5	—	193.9	266.9
All other products	158.9	80.0	8.2	0.3	247.4

Total	512.9	157.4	14.2	194.8	879.3

For the Three Months Ended September 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$182.3	$43.1	$5.1	$0.3	$230.8
Juice	133.7	3.7	0.3	0.4	138.1
Concentrate	3.3	0.5	—	8.5	12.3
All other products	120.0	78.2	4.3	0.1	202.6

Total	$439.3	$125.5	$9.7	$9.3	$583.8

For the Three Months Ended September 29, 2012
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume – 8 oz equivalent cases – Total Beverage (including concentrate)
Carbonated soft drinks	77.0	22.7	3.7	0.1	103.5
Juice	30.1	1.0	0.4	0.2	31.7
Concentrate	22.8	3.4	—	77.2	103.4
All other products	60.2	26.8	2.3	—	89.3

Total	190.1	53.9	6.4	77.5	327.9

For the Nine Months Ended September 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	Mexico	RCI	Total
Revenue
Carbonated soft drinks	$533.3	$121.8	$16.4	$0.3	$671.8
Juice	406.9	10.5	0.7	1.1	419.2
Concentrate	9.6	1.8	—	23.6	35.0
All other products	373.3	222.1	11.9	0.1	607.4

Total	$1,323.1	$356.2	$29.0	$25.1	$1,733.4

For the Nine Months Ended September 29, 2012
(in millions of physical cases)	North America	United Kingdom	Mexico	RCI	Total
Volume – 8 oz equivalent cases – Total Beverage (including concentrate)
Carbonated soft drinks	235.2	63.8	11.6	0.1	310.7
Juice	92.6	2.8	0.7	0.2	96.3
Concentrate	68.3	11.4	—	219.9	299.6
All other products	177.8	76.5	6.7	—	261.0

Total	573.9	154.5	19.0	220.2	967.6

Results of operations

The following tables summarize the change in revenue by reporting segment for the three and nine months ended September 28, 2013 and September 29, 2012, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	September 28, 2013
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(40.6)	$(56.0)	$17.4	$(2.2)	$0.2
Impact of foreign exchange[1]	4.7	2.0	2.9	(0.2)	—

Change excluding foreign exchange	$(35.9)	$(54.0)	$20.3	$(2.4)	$0.2

Percentage change in revenue	–7.0%	–12.7%	13.9%	–22.7%	2.2%

Percentage change in revenue excluding foreign exchange	–6.1%	–12.3%	16.2%	–24.7%	2.2%

	For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2013
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(121.0)	$(128.5)	$12.0	$(6.4)	$1.9
Impact of foreign exchange[1]	9.2	2.9	7.3	(1.0)	—

Change excluding foreign exchange	$(111.8)	$(125.6)	$19.3	$(7.4)	$1.9

Percentage change in revenue	–7.0%	–9.7%	3.4%	–22.1%	7.6%

Percentage change in revenue excluding foreign exchange	–6.4%	–9.5%	5.4%	–25.5%	7.6%

1	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates to date less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

	For the Three Months Ended
(in millions of U.S. dollars)	September 29, 2012
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(27.5)	$(28.8)	$1.0	$(3.0)	$3.3
Impact of foreign exchange[1]	5.5	1.6	2.9	1.0	—

Change excluding foreign exchange	$(22.0)	$(27.2)	$3.9	$(2.0)	$3.3

Percentage change in revenue	–4.5%	–6.2%	0.8%	–23.6%	55.0%

Percentage change in revenue excluding foreign exchange	–3.6%	–5.8%	3.1%	–15.7%	55.0%

	For the Nine Months Ended
(in millions of U.S. dollars)	September 29, 2012
	Cott	North America	United Kingdom	Mexico	RCI
Change in revenue	$(52.0)	$(65.1)	$19.4	$(11.3)	$5.0
Impact of foreign exchange[1]	17.2	5.0	8.3	3.9	—

Change excluding foreign exchange	$(34.8)	$(60.1)	$27.7	$(7.4)	$5.0

Percentage change in revenue	–2.9%	–4.7%	5.8%	–28.0%	24.9%

Percentage change in revenue excluding foreign exchange	–1.9%	–4.3%	8.2%	–18.4%	24.9%

1	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates to date less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended September 28, 2013 and September 29, 2012, respectively.

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income attributed to Cott Corporation	$12.0	$14.5	$28.5	$45.5
Interest expense, net	13.3	13.1	39.4	40.6
Income tax expense	0.1	1.2	2.3	5.5
Depreciation & amortization	25.1	24.7	74.7	72.2
Net income attributable to non-controlling interests	1.3	1.3	3.9	3.4

EBITDA	$51.8	$54.8	$148.8	$167.2

Restructuring	—	—	2.0	—
Foreign regulatory adjustments	0.5	—	0.5	—

Acquisition adjustments
Inventory step-up	0.7	—	1.0	0.1
Acquisition costs	0.1	—	1.6	—
Integration costs	0.4	1.3	0.4	3.1

Adjusted EBITDA	$53.5	$56.1	$154.3	$170.4

The following table summarizes our adjusted net income and adjusted earnings per share for the three and nine months ended September 28, 2013 and September 29, 2012, respectively.

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income attributed to Cott Corporation	$12.0	$14.5	$28.5	$45.5

Restructuring, net of tax	—	—	1.9	—
Foreign regulatory adjustments, net of tax	0.5	—	0.5	—

Acquisition adjustments, net of tax
Inventory step-up	0.5	—	0.8	0.1
Acquisition costs	0.1	—	1.4	—
Integration costs	0.4	1.3	0.4	3.1

Adjusted net income attributed to Cott Corporation	$13.5	$15.8	$33.5	$48.7

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.14	$0.17	$0.35	$0.52
Diluted	$0.14	$0.17	$0.35	$0.51

Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	94.2	94.5	94.9	94.5
Diluted	94.8	95.6	95.8	95.6

The following unaudited financial information for the three and nine months ended September 28, 2013 represents the activity of Calypso Soft Drinks that has been combined with our United Kingdom operations as of the date of acquisition.

(in millions of U.S. dollars)	For the Three Months Ended September 28, 2013	For the Nine Months Ended September 28, 2013
Revenue
United Kingdom	$142.9	$368.2
Less: Calypso Soft Drinks	(15.7)	(19.9)

United Kingdom excluding Calypso Soft Drinks	$127.2	$348.3

The following table summarizes our free cash flow for the three and nine months ended September 28, 2013 and September 29, 2012, respectively.

	For the Three Months Ended
(in millions of U.S. dollars)	September 28, 2013	September 29, 2012

Net cash provided by operating activities	$87.4	$58.0
Less: Capital expenditures	(10.2)	(13.2)

Free Cash Flow	$77.2	$44.8

	For the Nine Months Ended
	September 28, 2013	September 29, 2012

Net cash provided by operating activities	$62.9	$53.0
Less: Capital expenditures	(44.7)	(50.6)

Free Cash Flow	$18.2	$2.4

Revenue – Revenue decreased $40.6 million or 7.0% and $121.0 million or 7.0% in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 6.1% and 6.4% in the third quarter and year to date, respectively, from the comparable prior year periods.

North America revenue decreased $56.0 million or 12.7% and $128.5 million or 9.7% in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to a 12.2% and 10.7% decrease in beverage case volume in the third quarter and year to date, respectively, from the comparable prior year periods. Net selling price per beverage case (which is net revenue divided by beverage case volume) decreased 0.6% and increased 1.1% in the third quarter and year to date, respectively, from the comparable prior year periods. The declines were primarily due to the general market decline in the North American carbonated soft drink (“CSD”) category and increased promotional activity from the national brands in North America.

U.K. revenue increased $17.4 million or 13.9% and $12.0 million or 3.4% in the third quarter and year to date, respectively, from the comparable prior year periods. Absent foreign exchange impact, U.K. revenue increased 16.2% and 5.4% in the third quarter and year to date, respectively. Excluding the revenues associated with Calypso, U.K. revenue increased $1.7 million and decreased $7.9 million in the third quarter and year to date, respectively, primarily due to the good weather experienced in the third quarter offset in part by narrowing price gaps associated with national brands, particularly in the energy and sports drink categories as well as poor weather experienced during the first half of the year.

Mexico revenue decreased $2.2 million or 22.7% and $6.4 million or 22.1% in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to the exiting of low gross margin business offset in part by a 10.0% and 4.3% increase in net selling price per beverage case in the third quarter and year to date, respectively. Absent foreign exchange impact, Mexico revenue decreased 24.7% and 25.5% in the third quarter and year to date, respectively.

RCI revenue increased $0.2 million or 2.2% and $1.9 million or 7.6% in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to some business wins and an increase in average price per case.

Cost of Sales – Cost of sales represented 88.0% and 87.7% of revenue in the third quarter and year to date, respectively, compared to 87.5% and 86.8% in the comparable prior year periods. The increase in cost of sales as a percentage of revenue in the periods was due primarily to unfavorable fixed cost absorption associated with lower global volumes.

Gross Profit – Gross profit as a percentage of revenue decreased to 12.0% and 12.3% in the third quarter and year to date, respectively, from 12.5% and 13.2% in the comparable prior year periods due primarily to lower global volumes which resulted in unfavorable fixed cost absorption.

Selling, General and Administrative Expenses – SG&A expenses decreased $5.9 million or 13.5% and $13.5 million or 10.0% in the third quarter and year to date, respectively, from the comparable prior year periods. The decrease was due primarily to lower employee related expenses, reduced information technology costs and professional fees, and reduced bad debt reserves as a result of lower revenues combined with higher historical collection rates, offset in part by increased consulting costs associated with acquisitions during the year. As a percentage of revenue, SG&A expenses decreased to 7.0% and 7.5% in the third quarter and year to date, respectively, from 7.5% and 7.8% in the comparable prior year periods, respectively.

Operating Income – Operating income was $26.0 million and $73.7 million in the third quarter and year to date, respectively, compared to $28.6 million and $92.8 million, respectively, in the comparable prior year periods. The decrease in the periods was due to lower gross profit as a percentage of revenue partially offset by lower SG&A.

Other (Income) Expense – Other income was $0.7 million and $0.4 million in the third quarter and year to date, respectively, compared to other income of $1.5 million and $2.2 million, respectively, in the comparable prior year periods, due primarily to insurance recoveries in excess of the loss incurred on a U.S. facility in the amount of $1.3 million recorded in the third quarter of the prior year and recording a bargain purchase of $0.9 million in the U.K. in the second quarter of the prior year, offset by foreign exchange effects associated with each period.

Income Taxes – Income tax expense was $0.1 million and $2.3 million in the third quarter and year to date, respectively, compared to an expense of $1.2 million and $5.5 million, respectively, in the comparable prior year periods. The decrease was due primarily to the reduction in pretax income.

Liquidity and Financial Condition

The following table summarizes our cash flows for the three and nine months ended September 28, 2013 and September 29, 2012, respectively, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net cash provided by operating activities	$87.4	$58.0	$62.9	$53.0
Net cash used in investing activities	(16.8)	(15.9)	(59.3)	(61.0)
Net cash used in financing activities	(12.9)	(3.3)	(54.9)	(7.6)
Effect of exchange rate changes on cash	1.3	2.2	(2.3)	2.8

Net increase (decrease) in cash & cash equivalents	59.0	41.0	(53.6)	(12.8)
Cash & cash equivalents, beginning of period	66.8	47.1	179.4	100.9

Cash & cash equivalents, end of period	$125.8	$88.1	$125.8	$88.1

Financial and Capital Resources and Liquidity

As of September 28, 2013, we had total debt of $608.1 million and $125.8 million of cash and cash equivalents compared to $606.1 million of debt and $88.1 million of cash and cash equivalents as of September 29, 2012.

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

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in a need for us to make borrowings under or increase the size of our ABL facility or access public or private debt and equity markets.

On October 22, 2013, we amended the ABL facility to, among other things, provide for an increase in the lenders’ commitments under the ABL facility to $300 million, and to provide for certain adjustments to the PP&E Component (as defined in the ABL facility) of the borrowing base. Our total availability under the ABL facility was $282.5 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) delivered to the lenders on October 22, 2013 in connection with such amendment, and we had no outstanding borrowings under the ABL facility and $7.5 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $275.0 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

We earned approximately 100% of our consolidated operating income in subsidiaries located outside of Canada during the first nine months of 2013. All of these foreign earnings are considered to be indefinitely reinvested in foreign jurisdictions where we have made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no Canadian income taxes have been provided for on these foreign earnings. Cash and cash equivalents held by our foreign subsidiaries are readily convertible into other foreign currencies, including Canadian dollars. We do not intend, nor do we foresee a need, to repatriate these funds.

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

On September 30, 2013, Cott Beverages Inc. notified Wells Fargo Bank, National Association, as successor trustee to HSBC Bank USA, N.A. under the indenture dated as of November 13, 2009 governing the 2017 Notes (the “Indenture”), that Cott Beverages Inc. will, pursuant to the optional redemption provisions contained in the Indenture, redeem U.S. $200.0 million aggregate principal amount of the 2017 Notes on November 15, 2013 at 104.118% of par. The redemption will include approximately $8 million in premium payments as well as approximately $4 million in deferred financing fee and discount charges.

Operating activities

Cash provided by operating activities was $62.9 million year to date compared to $53.0 million in the comparable prior year period. The $9.9 million increase was due primarily to a reduction in inventories and other assets partially offset by a reduction in net income.

Investing activities

Cash used in investing activities was $59.3 million year to date compared to $61.0 million in the comparable prior year period. The $1.7 million decrease was due primarily to decreased capital expenditures, partially offset by an increase in acquisition related payments.

Financing activities

Cash used in financing activities was $54.9 million year to date compared to $7.6 million in the comparable prior year period. The $47.3 million increase was due primarily to payment of long term debt and the repurchase of common shares and the payment of dividends to shareholders. In connection with the Calypso Soft Drinks Acquisition we paid off outstanding debt of the acquired companies of $18.5 million upon purchase.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of September 28, 2013.

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

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300 million, as well an increase to the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350 million, subject to certain conditions, (2) extend the maturity date to the earliest of (i) October 22, 2018, (ii) May 15, 2017, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, or (iii) March 1, 2018, if we have not redeemed, repurchased or refinanced the 2018 Notes by February 15, 2018, and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.6 million of financing fees in connection with the amendment of the ABL facility.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendment of the ABL facility on July 19, 2012 and on October 22, 2013, are being amortized using the straight line method over the duration of the amended ABL facility.

As of September 28, 2013, we had no outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $7.5 million of letters of credit, was $239.0 million as of September 28, 2013.

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

On September 30, 2013, Cott Beverages Inc. notified Wells Fargo Bank, National Association, as successor trustee to HSBC Bank USA, N.A. under the Indenture, that Cott Beverages Inc. will, pursuant to the optional redemption provisions contained in the Indenture, redeem U.S. $200.0 million aggregate principal amount of the 2017 Notes on November 15, 2013 at 104.118% of par. The redemption will include approximately $8 million in premium payments as well as approximately $4 million in deferred financing fee and discount charges.

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

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by General Electric at 5.23% interest.

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

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $30.0 million. If excess availability is less than the greater of 12.5% of the lenders’ commitments under the ABL facility or $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of September 28, 2013.

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

On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. We repurchased 554,769 shares of common stock for approximately $4.5 million during the third quarter ended September 28, 2013 under the share repurchase program through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

Capital Structure

Since December 29, 2012, our equity has increased by $0.8 million. The increase was the result of net income of $28.5 million and share-based compensation expense of $3.6 million, offset by dividends declared of $16.7 million, share repurchases of $10.0 million, and other comprehensive loss of $4.6 million.

Dividend Payments

The board of directors has declared a quarterly dividend of CAD$0.06 per common share in each of the three completed quarters of 2013. On October 29, 2013, our board of directors declared a dividend of CAD$0.06 per common share, payable in cash on December 12, 2013 to shareowners of record at the close of business on December 2, 2013. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2017 Notes and 2018 Notes, as well as other factors that our board of directors may deem relevant from time to time.

Critical Accounting Policies and Estimates

Our critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or other assumptions that management believes to be reasonable. Where actual amounts differ from estimates, revisions are included in the results for the period in which actual amounts become known. Historically, differences between estimates and actual amounts have not had a significant impact on our consolidated financial statements.

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

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, have maturities of less than one year. As of September 28, 2013, we had outstanding foreign exchange forward contracts with notional amounts of $5.5 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. At current debt levels as of September 28, 2013, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $7.5 million outstanding letters of credit) would result in less than $0.1 million of additional interest expense during the next year. This change would not be material to our cash flows or our results of operations. The weighted-average interest rate of our debt outstanding at September 28, 2013 was 8.2%.

Commodity Price Risk

We have no material changes to the disclosure on this matter made in our 2012 Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 28, 2013. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2013, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. We repurchased 554,769 shares of common stock for approximately $4.5 million during the third quarter ended September 28, 2013 under the share repurchase program through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

The following table summarizes the repurchases made during the third quarter of 2013:

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
July 2013	553,869	$8.09	553,869	3,529,052
August 2013	900	8.48	900	3,528,152
September 2013	—	—	—	3,528,152

Total	554,769	$8.09	554,769	3,528,152

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2013 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2013 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2013 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2013 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, filed on November 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: November 1, 2013	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: November 1, 2013	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Chief Accounting Officer and Assistant Secretary
(Principal Accounting Officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2013 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2013 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2013 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 28, 2013 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, filed on November 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).