Form 10-K
period 2013-12-28
COTT CORP /CN/
filed 2014-02-24
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-31410

COTT CORPORATION

(Exact name of registrant as specified in its charter)

CANADA	98-0154711
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6525 VISCOUNT ROAD MISSISSAUGA, ONTARIO, CANADA	L4V 1H6

5519 WEST IDLEWILD AVENUE TAMPA, FLORIDA, UNITED STATES	33634
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 672-1900 and (813) 313-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON SHARES WITHOUT NOMINAL OR PAR VALUE	NEW YORK STOCK EXCHANGE TORONTO STOCK EXCHANGE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-12 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 29, 2013 (based on the closing sale price of $7.81 for the registrant’s common stock as reported on the New York Stock Exchange on June 28, 2013) was $728.3 million.

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made).

The number of shares outstanding of the registrant’s common stock as of February 14, 2014 was 94,310,988.

Documents incorporated by reference

Portions of our definitive proxy circular for the 2014 Annual and Special Meeting of Shareowners, to be filed within 120 days of December 28, 2013, are incorporated by reference in Part III. Such proxy circular, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.

Any reference to 2013, 2012 and 2011 corresponds to our fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Forward-looking statements

In addition to historical information, this Annual Report on Form 10-K, and the reports and documents incorporated by reference in this Annual Report on Form 10-K, may contain statements relating to future events and future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Cott Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this Annual Report on Form 10-K and in the documents incorporated in this Annual Report on Form 10-K by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this Annual Report on Form 10-K.

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

We undertake no obligation to update any information contained in this Annual Report on Form 10-K or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware of after the date of this Annual Report on Form 10-K. Undue reliance should not be placed on forward-looking statements.

All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART I

ITEM 1.	BUSINESS

Our Company

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages and ready-to-drink teas, as well as alcoholic beverages for brand owners. Our business operates through three reporting segments—North America (which includes our U.S. operating segment and Canada operating segment), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental European reporting unit), and All Other (“All Other”) (which includes our Mexico operating segment, Royal Crown International (“RCI”) operating segment and other Miscellaneous Expenses). Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. During the fourth quarter of 2013, management reviewed our reporting segments and subsequently combined our Mexico and RCI reporting segments with the segment previously classified as All Other into one reporting segment classified as All Other. Prior year information has been updated to reflect the change in our reporting segments.

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

Leading Producer of Private-Label Beverages with Diverse Product Portfolio and Contract Manufacturing Capabilities

We are a leading producer of private label beverages in each of the United States, Canada and the United Kingdom by annual volume of cases produced. We also manufacture beverages on a contract basis for certain customers. Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages and ready-to-drink teas, as well as alcoholic beverages for brand owners. We believe our proven ability to innovate and develop our product portfolio to meet changing consumer demand will position us well to continue to serve our customers and their consumers.

We market or supply over 500 retailer, licensed and Company-owned brands in our four core geographic segments. We sell CSD concentrates and non-carbonated concentrates in approximately 50 countries. We believe that our leadership position, our broad portfolio offering and our existing infrastructure will enable us to continue to penetrate the private-label and contract manufacturing markets, whether it is winning new customers, launching new product stock keeping units (“SKUs”) with existing customers, or supplying retailers who currently self-manufacture.

Extensive, Flexible Manufacturing Capabilities

Our business is supported by our extensive manufacturing network and flexible production capabilities. Our manufacturing footprint encompasses 34 strategically located beverage manufacturing and fruit processing facilities, including 20 in the United States, five in Canada, seven in the United Kingdom and one in Mexico, as well as one vertically-integrated global concentrate manufacturing facility in Columbus, Georgia that supplies our manufacturing plants and RCI’s global customer base.

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

For 2013, our top 10 customers accounted for 50.0% of total revenue. Walmart accounted for 30.1% of our total revenue for the period. We have established long-standing relationships with most of our top 10 customers. As a result of our high product quality and commitment to service, coupled with a national manufacturing footprint, we believe we will continue to play a meaningful role in helping our customers develop strategies to build loyalty with consumers.

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

In 2013, our capital expenditures were devoted primarily to maintaining existing beverage production facilities, making equipment upgrades and expansion in the United States, the United Kingdom, Canada and Mexico and expenditures related to the completion of the vertical integration of our manufacturing capabilities.

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

Pursue Select Acquisitions

We believe that opportunities exist for us to enhance our scale, reduce fixed manufacturing costs and broaden our product portfolio. In June 2013, our U.K. reporting segment acquired 100 percent of the share capital of Cooke Bros. Holdings Limited (the “Calypso Soft Drinks Acquisition”), which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks produces fruit juices, juice drinks, soft drinks, and freeze products in the United Kingdom. The aggregate purchase price for the Calypso Soft Drinks Acquisition was $12.1 million, which includes approximately $7.0 million paid at closing, deferred payments of approximately $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date, respectively, of the Calypso Soft Drinks Acquisition. In connection with the Calypso Soft Drinks Acquisition, we paid off $18.5 million of outstanding debt of the acquired companies. The Calypso Soft Drinks Acquisition provided increased product offerings, logistical synergies and access to an additional production line. In March of 2012, our U.K. reporting segment acquired a beverage and wholesale business based in Scotland for approximately $5.0 million. We intend to continue to evaluate and pursue strategic opportunities to enhance our industry position, strengthen our business and build value for our shareholders.

Principal Markets and Products

We estimate that as of the end of 2013, we produced (either directly or through third party manufacturers with whom we have co-packing agreements) a majority of all retailer brand CSDs and juice sold in Canada and the United States, as well as a majority of all retailer brand sports and energy products sold in the United Kingdom.

We have a diversified product portfolio across major beverage categories, including beverages that are on-trend with consumer demand. In 2013, CSDs, juice, concentrate, and all other products represented 36.1%, 25.0%, 2.0% and 36.9% as a percentage of revenue, respectively. In 2012, CSDs, juice, concentrate, and all other products represented 39.1%, 24.2%, 1.9% and 34.8% as a percentage of revenue, respectively. In 2011, CSDs, juice, concentrate, and all other products represented 40.7%, 25.8%, 1.6% and 31.9% as a percentage of revenue, respectively.

We believe that opportunities exist to increase sales of beverages in our core markets by leveraging existing customer relationships, capitalizing on cross-selling and up-selling opportunities, obtaining new customers, manufacturing beverages (including alcoholic beverages) on a contract basis for new and existing customers, exploring new channels of distribution and introducing new products.

Restructuring Initiatives

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance and other employment related costs. During June 2013, we implemented one such program (the “2013 Restructuring Plan”), which consisted primarily of headcount reductions. For the year ended December 28, 2013, we incurred charges of approximately $2.0 million related primarily to employee redundancy costs in connection with the 2013 Restructuring Plan.

We did not incur any restructuring charges in 2012 or 2011.

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

Aluminum for cans and ends, resin for PET bottles, caps and preforms, corn for HFCS, sugar, fruit and fruit concentrates are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place on a monthly, quarterly or annual basis.

PET resin prices have fluctuated significantly in recent years as the price of oil, one of its components, has fluctuated and demand for synthetic fibers, an alternate use, has increased. Because PET resin is not a traded commodity, no fixed price mechanism has been implemented, and we expect to pay prevailing market prices for our PET resin needs, although at times we have been able to enter into short-term fixed price commitments.

Corn has a history of volatile price changes. The sugar market is susceptible to volatility as well.

Fruit and fruit concentrate prices have been, and we expect them to continue to be, subject to significant volatility. While fruit is available from numerous independent suppliers, these raw materials are subject to fluctuations in price attributable to, among other things, changes in crop size and federal and state agricultural programs.

Trade Secrets, Copyrights, Trademarks and Licenses

We sell the majority of our beverages under retailer brands to customers who own the trademarks associated with those products. We also own registrations, or applications to register, various trademarks that are important to our worldwide business, including Cott® and Red Rain® in the United States, Canada, and the United Kingdom, Stars & Stripes®, Vess®, Vintage®, So Clear®, Shanstar®, Harvest Classic®, Chadwick Bay®, Exact® and Golden Crown® in the United States, Emerge®, Red Rooster®, MacB®, Carters®, Calypso®, Mr. Freeze®, Jubbly®, and Ben Shaws® in the United Kingdom, Stars & Stripes® in Mexico, and RC® mark in various formats in more than 120 countries and territories outside of North America. Moreover, we are licensed to use certain trademarks such as Old Jamaica Ginger Beer™ and Ting™ in the United Kingdom. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Customers

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains, as well as customers for whom we manufacture beverages on a contract basis. For 2013, sales to Walmart accounted for 30.1% (2012—31.0%; 2011—31.6%) of our total revenue, 36.1% of our North America reporting segment revenue (2012—36.3%; 2011—35.9%), 14.8% of our U.K. reporting segment revenue (2012—14.9%; 2011—14.6%) and 3.9% of our All Other reporting segment revenue (2012—12.0%; 2011—30.0%). Walmart was the only customer that accounted for more than 10% of our total revenue in those periods. Sales to our top ten customers in 2013, 2012 and 2011 accounted for 50.0%, 54.2% and 55.1%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of any customers that individually or in the aggregate represent a significant portion of our revenue, or a decline in sales to these customers, would have a material adverse effect on our operating results and cash flow.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, the United Kingdom, and Mexico, including CSDs, clear, still and sparkling flavored waters, 100% shelf stable juice, juice-based products, bottled water, energy products, sports products, new age beverages and ready-to-drink teas. In 2013, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $3.1 million in 2013, $2.8 million in 2012 and $2.5 million in 2011 and are included as a component of selling, general and administrative expenses.

Competition

We compete against a wide range of companies that produce, directly and on a contract basis, and sell beverages including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas, and alcoholic beverages. While CSDs and CSD concentrate accounted for 61.5% of our 2013 case volume, they accounted for 38.1% of our 2013 revenue. The non-CSD products generated 38.5% of our 2013 case volume and 61.9% of our 2013 revenue.

We compete principally in the non-alcoholic beverages category, which is highly competitive in each region in which we operate. Competition for incremental volume is intense. The brands owned by the four major national soft drink companies, Coca-Cola, Pepsi, Nestle Waters North America and Dr. Pepper Snapple (formerly Cadbury Schweppes), control 66% of the total CSD and alternative beverage category within the United States. These companies have significant financial resources and spend heavily on promotional programs. They also have direct store delivery systems in North America, which enable their personnel to visit retailers frequently to promote new items, stock shelves and build displays. We also face competition in the juice category from juice brands such as Welch’s, Ocean Spray and Mott’s.

In addition, we face competition in North America, the United Kingdom and Mexico from regional beverage manufacturers who sell aggressively-priced brands and, in many cases, also supply retailer brand products. A few larger U.S. retailers also self-manufacture products for their own needs and continually approach other retailers seeking additional business.

We seek to differentiate ourselves from our competitors by offering our customers high-quality products, category management strategies, packaging and marketing strategies, efficient distribution methods, and superior service.

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

Employees

As of December 28, 2013, we had 3,966 employees, of whom 2,566 were in the North America reporting segment, 1,161 were in the U.K. reporting segment, and 239 were in the All Other reporting segment. We have entered into collective bargaining agreements covering 785 employees in the United States, Canada, United Kingdom and Mexico that contain terms that we believe are typical in the beverage industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.

Availability of Information and Other Matters

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC and Canadian securities regulatory authorities. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information in the Public Reference Room may be obtained by calling the SEC at 1-202-551-8090. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov. Information filed with the Canadian securities regulatory authorities is available at www.sedar.com.

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

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

A significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America, the United Kingdom and Mexico, as well as customers for whom we manufacture beverages on a contract basis. Sales to Walmart, our top customer in 2013, 2012 and 2011 accounted for 30.1%, 31.0% and 31.6%, respectively, of our total revenue. Sales to our top ten customers in 2013, 2012 and 2011 accounted for 50.0%, 54.2% and 55.1%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future.

The loss of Walmart or any significant customer, or customers that in the aggregate represent a significant portion of our revenue, or a material reduction in the amount of business we undertake with any such customer or customers, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if Walmart or any significant customer reacts unfavorably to any pricing of our products or decides to de-emphasize or reduce their product offerings in the categories with which we supply them. At December 28, 2013, we had $212.0 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client.

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

In recent years, we have grown our business and beverage offerings primarily through the acquisition of other companies, development of new product lines and growth with key customers. We believe that opportunities exist to increase sales of beverages in our markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution, introducing new products or identifying appropriate acquisition or strategic alliance candidates. The success of this strategy with respect to acquisitions depends on our ability to manage and integrate acquisitions (including the Calypso Soft Drinks Acquisition) and alliances into our existing business. Furthermore, the businesses or product lines that we acquire or align with may not be integrated successfully into our business or prove profitable. In addition to the foregoing factors, our ability to expand our business in foreign countries is also dependent on, and may be limited by, our ability to comply with the laws of the various jurisdictions in which we may operate, as well as changes in local government regulations and policies in such jurisdictions. If we fail to manage the geographic allocation of production capacity surrounding customer demand in North America, we may lose certain customer product volume or have to utilize co-packers to fulfill our customer capacity obligations, either of which could negatively impact our financial results.

We may devote a significant amount of our management’s attention and resources to our ongoing review of strategic opportunities, and we may not be able to fully realize the potential benefit of any such alternatives that we pursue.

As part of our overall strategic planning process, from time to time we evaluate whether there are alternatives available to complement our strategy of organic growth and growth through diversification, or otherwise enhance shareholder value. Accordingly, we may from time to time be engaged in evaluating potential transactions and other strategic alternatives, and we may engage in discussions that may result in one or more transactions. Although there would be uncertainty that any of these discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management’s attention and resources to evaluating and pursuing a transaction or opportunity, which could negatively impact our operations. In addition, we may incur significant costs in connection with evaluating and pursuing other strategic opportunities, regardless of whether any transaction is completed. We cannot assure you that we would fully realize the potential benefit of any strategic alternative or transaction that we pursue.

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

With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as sweeteners, we have entered into long-term supply agreements, the remaining terms of which range from 12 to 60 months, and therefore we expect to have of a supply of those key packaging supplies and ingredients during such terms. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.

We have a significant amount of outstanding debt, which could adversely affect our financial health and future cash flows may not be sufficient to meet our obligations.

As of December 28, 2013, our total debt was $458.3 million. Our present debt and any future borrowings could have important adverse consequences to us and our investors, including:

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

Our ABL facility, the indenture governing the $215.0 million of senior notes that are due on November 15, 2017(of which, $15.0 million remained outstanding as of December 28, 2013) (the “2017 Notes”), and the indenture governing the $375.0 million of senior notes that are due on September 1, 2018 (the “2018 Notes”) each impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

These covenants are subject to important exceptions and qualifications. In addition, our ABL facility also requires us, under certain circumstances, to maintain compliance with certain financial covenants as described in the “Covenant Compliance” section in Item 7. Our ability to comply with this covenant may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our ABL facility, including our inability to comply with the financial covenant, could result in an event of default, which would allow the lenders under our ABL facility to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture governing the 2017 Notes and the indenture governing the 2018 Notes and, potentially, our other debt. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding debt with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all. If we are unable to refinance our debt or find alternative means of financing our operations, we may be required to curtail our operations, face bankruptcy, or take other actions that are inconsistent with our current business practices or strategy. For additional information about our ABL facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

A portion of our debt may be variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

Our ABL facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our ABL facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively impact our financial condition and results of operations. The outstanding borrowings under the ABL facility as of December 28, 2013 were $50.8 million.

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

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights. At December 28, 2013, we had $45.0 million of Rights (see Note 13) and $7.4 million of trademarks recorded as intangible assets.

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

Federal, state, local and foreign governments have considered or have enacted taxes on soda and other sugary drinks, as well as energy products. Any such taxes could negatively impact consumer demand for our products and have an adverse effect on our revenues.

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

The performance of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), senior management and other key employees is critical to our success. We plan to continue to invest time and resources in developing our senior management and key employee teams. Our long-term success will depend on our ability to recruit and retain capable senior management and other key employees, and any failure to do so could have a material adverse effect on our future operating results and financial condition. Further, if we fail to adequately plan for the succession of our CEO, CFO, senior management and other key employees, our operating results could be adversely affected.

Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write-downs that would negatively impact our results of operations.

As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for $137.3 million of our recorded total assets as of December 28, 2013. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”). This asset, which has a net book value of $45.0 million, is more fully described in Note 1 to the Consolidated Financial Statements.

As of December 28, 2013, other intangible assets were $251.2 million, which consisted principally of $212.0 million of customer relationships that arose from acquisitions, $10.1 million of financing costs, $17.5 million of information technology assets, and trademarks of $7.4 million. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits, which is up to 15 years. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless it is required more frequently due to a triggering event such as the loss of a customer. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that client. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill or the Rights. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.

As of December 28, 2013, 785 of our employees were covered by collective bargaining agreements in the United States, Canada, United Kingdom and Mexico. These agreements typically expire every three to five years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

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

Our business is supported by our extensive manufacturing network and flexible production capabilities. Our manufacturing footprint encompasses 34 strategically located beverage manufacturing and fruit processing facilities, including 20 in the United States, five in Canada, seven in the United Kingdom and one in Mexico, as well as one vertically-integrated global concentrate manufacturing facility in Columbus, Georgia.

Total square footage of our beverage production and fruit processing facilities is approximately 3.7 million square feet in the United States; 0.9 million square feet in Canada; 1.0 million square feet in the United Kingdom; and 0.1 million square feet in Mexico. This square footage does not include 39 separate leased and sub-leased warehouses and four owned warehouses that together comprise 3.4 million square feet and five leased office spaces and two owned office spaces that together comprise 0.2 million square feet. Lease terms for non-owned beverage production facilities expire between 2014 and 2023.

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

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 24, 2014. Our officers do not serve for a set term.

	Office	Age
Jerry Fowden	Chief Executive Officer	57
Jay Wells	Chief Financial Officer	51
Michael Creamer	Vice President - Human Resources	57
Marni Morgan Poe	Vice President, General Counsel and Secretary	44
Steven Kitching	President - U.S. Business Unit	50
Gregory Leiter	Senior Vice President, Chief Accounting Officer and Assistant Secretary	56
Carlos Baila	Chief Procurement Officer	47

•	Jerry Fowden was appointed Chief Executive Officer in February 2009. Prior to this appointment, Mr. Fowden served as President of our international operating segments and Interim President, North America from May 2008 to February 2009, and as Interim President of our U.K. operating segment from September 2007 to May 2008. He served as Chief Executive Officer of Trader Media Group Ltd., a media company, and as a member of its parent Guardian Media Group plc’s Board of Directors from 2005 until 2007. From 2001 until 2004, Mr. Fowden served in a variety of roles with AB InBev S.A. Belgium, an alcoholic beverage company, including President, European Zone, Western, Central and Eastern Europe from 2003 to 2004, Global Chief Operating Officer from 2002 to 2003 and Chief Executive Officer of Bass Brewers Ltd., a subsidiary of AB InBev S.A. Belgium, from 2001 to 2002. Mr. Fowden currently serves on the board of directors of Constellation Brands, Inc., a premium wine, beer and spirits company. Mr. Fowden has served on our board since March 2009.

•	Jay Wells was appointed Chief Financial Officer in March 2012. Prior to joining Cott, Mr. Wells held various senior finance positions with Molson Coors from May 2005 to March 2012, including Chief Financial Officer of Molson Coors Canada, a subsidiary of Molson Coors Brewing Company, and Global Vice President, Treasury, Tax, and Strategic Finance of Molson Coors Brewing Company. From September 1990 to April 2005, Mr. Wells held several positions within Deloitte and Touche LLP., including partner.

•	Michael Creamer was appointed Vice President of Human Resources for International and Tampa, Florida in April 2007 and promoted to Vice President of Human Resources for Cott in August 2008. Mr. Creamer currently serves as our Corporate Human Resources Vice President. Prior to joining Cott, Mr. Creamer was Senior Director of Human Resource Operations and International for Avanade Corporation, a global IT consultancy formed as a joint venture between Accenture and Microsoft Corporation. From 1990 to 2004, Mr. Creamer held several positions within Microsoft, including senior global human resources positions.

•	Marni Morgan Poe was appointed Vice President, General Counsel and Secretary in February 2010. Prior to her appointment, Ms. Poe served as Corporate Counsel of the Company from September 2008. Prior to joining the Company, Ms. Poe was the co-founder and Chief Executive Officer of Let’s Eat Dinner, Inc., a franchisor of dinner preparation kitchens, from 2006 to 2008. From 2000 to 2006, Ms. Poe was a partner at the law firm of Holland & Knight LLP and an associate of the law firm from 1995 to 2000.

•	Steven Kitching was appointed President of Cott’s U.S. business unit on March 4, 2013. Since 2008, Mr. Kitching has served as Managing Director of Cott’s United Kingdom/Europe business unit. From 2005 to 2008, Mr. Kitching held several positions with InBev UK, including Managing Director - On Trade Sales and Managing Director - Commercial and Field Operations. Prior to that, Mr. Kitching held several positions with Interbrew and Whitbread Beer Company from 1986 to 2005, including General Manager Netherlands of Interbrew from 2004 to 2005.

•	Gregory Leiter was appointed Vice President, Corporate Controller and Assistant Secretary of Cott in November 2007, and appointed Senior Vice President and Controller in April 2008. Mr. Leiter took on the additional role of Chief Accounting Officer in January 2010. Mr. Leiter currently serves as our Senior Vice President, Chief Accounting Officer and Assistant Secretary. Prior to joining Cott, Mr. Leiter served from October 2006 to October 2007 as Practice Manager—Governance, Risk & Compliance with the international software firm SAP America. From January 2003 to September 2006, Mr. Leiter held two positions with Graham Packaging Company, an international manufacturer of custom blow-molded plastic containers. From February 2006 to September 2006, he served as Graham Packaging’s Vice President—Global Business Process and from January 2003 to February 2006 as Director of Internal Audit.

•	Carlos Baila was appointed Chief Procurement Officer in February 2013. From 2005 to 2012, Mr. Baila worked for PepsiCo Inc. as Vice President of Global Procurement. From 1998 to 2005, Mr. Baila worked as a Supply Chain Executive at Accenture Ltd. where he provided clients with management consulting services primarily around supply chain and strategic sourcing projects, procurement transformations, contract structuring, financial valuations, and supply chain optimizations. Mr. Baila has been involved in multinational projects across the Americas, Europe, Middle East and Asia; and, in Argentina, held several positions in operations at Keystone Foods from 1995 to 1997 and Quilmes Brewery from 1992 to 1995.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common shares are listed on the TSX under the ticker symbol “BCB,” and on the NYSE under the ticker symbol “COT.”

The tables below show the high and low reported per share sales prices of common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods for 2013 and 2012.

Toronto Stock Exchange (C$)

TSX

	2013		2012
	High	Low	High	Low
First Quarter	$10.31	$7.45	$7.28	$5.96
Second Quarter	$11.45	$7.78	$8.47	$6.38
Third Quarter	$9.16	$8.03	$8.75	$7.51
Fourth Quarter	$9.25	$7.78	$8.73	$7.34

New York Stock Exchange (U.S.$)

NYSE

	2013		2012
	High	Low	High	Low
First Quarter	$10.15	$7.42	$7.34	$6.01
Second Quarter	$11.25	$7.39	$8.27	$6.35
Third Quarter	$8.84	$7.77	$8.77	$7.65
Fourth Quarter	$8.74	$7.49	$8.75	$7.24

As of February 14, 2014, we had 1,021shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 14, 2014 was C$8.83 on the TSX and $8.03 on the NYSE.

No dividend payments were made during the first nine months of 2012. On October 31, 2012, the board of directors declared a dividend of C$0.06 per share on common shares, which was paid in cash on December 20, 2012 to shareowners of record at the close of business on December 4, 2012. The board of directors has declared a quarterly dividend of C$0.06 per common share in each quarter during 2013 for an aggregate dividend payment of approximately $21.9 million. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2017 Notes and 2018 Notes, as well as other factors that the board of directors may deem relevant from time to time.

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

During 2011, 2012 and 2013, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Calculation of aggregate market value of non-affiliate shares

For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this Annual Report on Form 10-K, it was assumed that all of the outstanding shares were held by non-affiliates except for outstanding shares held or controlled by our directors and executive officers. This should not be deemed to constitute an admission that any of these persons are, in fact, affiliates of us, or that there are not other persons who may be deemed to be affiliates. For further information concerning shareholdings of officers, directors and principal stockholders see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters.”

Shareowner return performance graph

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; and (iii) a peer group of publicly-traded companies in the bottling industry comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, National Beverage Corp., Pepsi Bottling Group Inc. and PepsiAmericas Inc. The closing price of Cott’s common shares as of December 28, 2013 was C$8.65 on the TSX and was $8.06 on the NYSE. The following table is in Canadian dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN

Company / Market / Peer Group	12/27/2008	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013
Cott Corporation	$100.00	$577.33	$596.67	$426.67	$530.38	$596.41
S&P / TSX Composite	$100.00	$146.27	$171.98	$156.98	$166.67	$189.63
Peer Group	$100.00	$103.40	$108.55	$119.80	$125.60	$158.80

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. No repurchases were made during the fourth quarter ended December 28, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations. This information should be read in conjunction with, and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The financial information presented may not be indicative of future performance.

(in millions of U.S. dollars, except per share amounts)	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011[1]	January 2, 2010
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Revenue, net	$2,094.0	$2,250.6	$2,334.6	$1,803.3	$1,596.7
Cost of sales	1,842.0	1,961.1	2,058.0	1,537.0	1,346.9

Gross profit	252.0	289.5	276.6	266.3	249.8
Selling, general and administrative expenses	160.4	178.0	172.7	166.7	146.8
Loss on disposal of property, plant & equipment	1.0	1.8	1.2	1.1	0.5
Restructuring and asset impairments:
Restructuring	2.0	—	—	(0.5)	1.5
Asset impairments	—	—	0.6	—	3.6
Intangible asset impairments	—	—	1.4	—	—

Operating income	88.6	109.7	100.7	99.0	97.4
Contingent consideration earn-out adjustment	—	0.6	0.9	(20.3)	—
Other expense (income), net	12.8	(2.0)	2.2	4.0	4.4
Interest expense, net	51.6	54.2	57.1	36.9	29.7

Income before income taxes	24.2	56.9	40.5	78.4	63.3
Income tax expense (benefit)	2.2	4.6	(0.7)	18.6	(22.8)

Net income	$22.0	$52.3	$41.2	$59.8	$86.1

Less: Net income attributable to non-controlling interests	5.0	4.5	3.6	5.1	4.6

Net income attributed to Cott Corporation	$17.0	$47.8	$37.6	$54.7	$81.5

Net income per common share attributed to Cott Corporation
Basic	0.18	0.51	0.40	0.64	1.10
Diluted	0.18	0.50	0.40	0.63	1.08

Financial Condition
Total assets	$1,426.1	$1,565.9	$1,508.9	$1,529.2	$873.8
Short-term borrowings	50.8	—	—	7.9	20.2
Current maturities of long-term debt	3.9	1.9	3.4	6.0	17.6
Long-term debt	403.5	601.8	602.1	605.5	233.2
Equity	605.9	622.9	568.2	535.2	401.3
Cash dividends paid	21.9	5.8	—	—	—
Dividends declared per share	0.24	0.06	—	—	—

1.

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

We typically operate at low margins and therefore relatively small changes in cost structures can materially impact results. In 2011 industry carbonated soft drink (“CSD”) sales were mostly flat while a decline was seen during 2012 and 2013, and ingredient and packaging costs remained volatile.

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

During 2013, we redeemed $200.0 million aggregate principal amount of our 8.375% senior notes due 2017 (the “2017 Notes”) primarily through the use of available cash and borrowings under the asset-based lending (“ABL”) facility. On February 19, 2014, we redeemed all $15.0 million in aggregate principal amount of the remaining outstanding 2017 Notes at 104.118% of par via borrowings under the ABL facility.

Prior to redeeming the 2017 Notes in 2013, we amended the ABL facility to, among other things, provide for an increase in the lenders’ commitments under the ABL facility to $300.0 million, as well as an increase to the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350.0 million, subject to certain conditions.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, the United Kingdom, and Mexico, including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. In 2013 we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart in 2013, 2012 and 2011, accounted for 30.1%, 31.0% and 31.6%, respectively, of total revenue.

In 2013, our capital expenditures were devoted primarily to maintaining existing beverage production facilities, and making equipment upgrades in the United States, the United Kingdom, Canada and Mexico. In addition, we completed our projects related to the vertical integration of our manufacturing capabilities.

In June of 2013, our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Cooke Bros Holdings Limited, which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks produces fruit juices, juice drinks, soft drinks, and freeze products in the United Kingdom. The aggregate purchase price for the acquisition of Calypso Soft Drinks (the “Calypso Soft Drinks Acquisition”) was $12.1 million, which includes approximately $7.0 million paid at closing, deferred payments of approximately $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date, respectively of the Calypso Soft Drinks Acquisition. The closing payment was funded from available cash.

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

Summary Financial Results

Our net income in 2013 was $17.0 million or $0.18 per diluted share, compared with net income of $47.8 million or $0.50 per diluted share in 2012.

The following items of significance impacted our 2013 financial results:

•	our filled beverage 8-ounce equivalents (“beverage case volume”), which excludes concentrate sales, decreased 8.6% due primarily to the general market decline in the North American CSD category, prolonged aggressive promotional activity from the national brands in North America as well as the exiting of case pack water;

•	our revenue decreased 7.0% in 2013 compared to 2012 due primarily to lower global volumes partially offset by an increase in net selling price per beverage case (which is net revenue divided by filled beverage case volume). Excluding the impact of foreign exchange, revenue decreased 6.5% from the comparable prior year period;

•	our gross profit as a percentage of revenue decreased to 12.0% in 2013 from 12.9% in 2012 due primarily to lower global volumes which resulted in unfavorable fixed cost absorption;

•	our selling, general and administrative (“SG&A”) expenses decreased to $160.4 million from $178.0 million due primarily to lower employee-related expenses, lower information technology costs and a reduction in professional fees and similar costs;

•	our loss on disposal of property, plant and equipment was related to the disposal of $1.0 million of equipment that was either replaced or no longer being used in our operating segments;

•	our other expense in 2013 was $12.8 million due primarily to costs associated with the redemption of $200.0 million aggregate principal amount of our 2017 Notes, compared to other income in 2012 of $2.0 million as a result of insurance recoveries in excess of the loss incurred on a facility in the United States in the amount of $1.9 million and recording a bargain purchase of $0.9 million in the United Kingdom offset partially by foreign exchange losses of $0.8 million;

•	our interest expense decreased by $2.6 million, or 4.8%, due primarily to the redemption of $200.0 million aggregate principal amount of our 2017 Notes and to an amendment to our ABL facility to more favorable terms;

•	our income tax expense decreased to $2.2 million in 2013 compared to an income tax expense of $4.6 million in 2012 due primarily to a reduction in pretax income;

•	our Adjusted EBITDA decreased to $196.8 million from $212.9 million in the comparable prior year period due to the items listed above; and

•	our adjusted net income and adjusted earnings per diluted share were $36.3 million and $0.38, respectively, compared to $51.9 million and $0.55 in the prior year, respectively.

The following items of significance impacted our 2012 financial results:

•	our filled beverage case volume decreased 9.6% due primarily to our exit from certain low gross margin business and the general decline in the North American CSD and juice categories;

•	our revenue decreased 3.6% in 2012 compared to 2011 due primarily to lower volumes and a product mix shift into juice drinks and sports drinks from 100% shelf-stable juice in North America. Excluding the impact of foreign exchange, revenue decreased 3.0%;

•	our gross profit as a percentage of revenue increased to 12.9% in 2012 from 11.8% in 2011 due primarily to an increase in average price per case and our exit from lower margin business, as well as operational efficiencies in North America;

•	our SG&A expenses increased to $178.0 million from $172.7 million, due primarily to an increase in certain employee-related costs compared to a lowering of the annual incentive and long-term incentive accruals in the prior year partially offset by lower information technology expenses in 2012;

•	our loss on disposal of property, plant and equipment was the result of the sale of a facility in Mexico and normal operational disposals;

•	our 2012 results were impacted by the final contingent consideration earn-out accrual of $0.6 million related to the Cliffstar Acquisition;

•	our other income in 2012 was $2.0 million as a result of insurance recoveries in excess of the loss incurred on a facility in the United States in the amount of $1.9 million and recording a bargain purchase of $0.9 million in the United Kingdom offset partially by foreign exchange losses of $0.8 million in the year, compared to other expense in 2011 of $2.2 million related to foreign exchange losses on intercompany loans;

•	our interest expense decreased by $2.9 million or 5.1% due primarily to lower debt balances held throughout the year; and

•	our income tax expense increased to $4.6 million compared to an income tax benefit of $0.7 million in 2011 due primarily to the recording of allowances against deferred tax assets in the U.S. that are uncertain to be realized as well as a reduction to the loss generated in the U.K.

The following items of significance impacted our 2011 financial results:

•	our filled beverage case volume increased 15.3% driven by a 17.6% increase in the North America reporting segment, due primarily to the Cliffstar Acquisition;

•	our revenue increased 29.5% in 2011 compared to 2010 due primarily to the Cliffstar Acquisition. Excluding the impact of the Cliffstar Acquisition and foreign exchange, revenue increased 6.7%;

•	the Cliffstar Acquisition contributed $385.6 million of the increase in revenue, and $19.6 million of the increase in operating income;

•	our gross profit as a percentage of revenue declined to 11.8% in 2011 from 14.8% in 2010. Gross profit in 2011 was adversely impacted by higher commodity costs;

•	our SG&A expenses increased to $172.7 million from $166.7 million, due primarily to the full year inclusion of Cliffstar;

•	our interest expense increased 54.7% due primarily to the issuance of the $375.0 million aggregate principal amount of 8.125% senior notes due 2018 (the “2018 Notes”) by Cott Beverages Inc. in the third quarter of 2010; and

•	a year-to-date tax benefit of $0.7 million in 2011 compared to income tax expense of $18.6 million in 2010 due primarily to lower pre-tax income in the United States, the reorganization of our legal entity structure and refinancing of intercompany debt.

Critical Accounting Policies

Our significant accounting policies and recently issued accounting pronouncements are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We believe the following represent our critical accounting policies:

Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or on other assumptions management believes to be reasonable. Where actual amounts differ from estimates, revisions are included in the results for the period in which actual amounts become known. Historically, differences between estimated and actual amounts have not had a significant impact on our consolidated financial statements.

Impairment testing of goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available and are at or one level below our operating segments. For the purpose of testing goodwill for impairment, our reporting units are the United States (“U.S.”), United Kingdom (“U.K.”), Canada, and Royal Crown International (“RCI”). We had goodwill of $137.3 million on our balance sheet at December 28, 2013, which represents amounts for the U.S., U.K., Canada and the RCI reporting units.

In 2013 and 2012, for our RCI reporting unit, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. We also performed this assessment for our Canada reporting unit in 2012. If, after assessing the totality of events or circumstances, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would have performed the first step of the two-step goodwill impairment test. We concluded that it was more likely than not that the fair value of the reporting unit was more than its carrying amount and therefore we were not required to perform any additional testing.

In 2013, for our U.S. and Canada reporting units, we chose to bypass the qualitative assessment and performed the first step of the two-step goodwill impairment test using a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the public company approach. We believe using a combination of the two approaches provides a more accurate valuation because it incorporates the actual cash generation of the Company in addition to how a third party market participant would value the reporting unit. We also chose to bypass the qualitative assessment for our U.S. reporting unit in 2012. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted average terminal growth rate of 1% for our U.S. reporting unit in 2013 and 2012 and a weighted average terminal growth rate of 1% for our Canada reporting unit in 2013. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market (including a decline in CSD demand), projected changes in the sale of our products, pricing of such products and operating profit margins. The estimated revenue changes in the analysis for the U.S. reporting unit ranged between -9.7% and 5.6% for 2013 and -1.4% and 3.0% for 2012. The estimated revenue changes in the analysis for the Canada reporting unit ranged between -17.2% and 1.2% for 2013.

The discount rate used for the fair value estimates in the analysis for the U.S. reporting unit was 8.5% for 2013 and 10.5% for 2012 and ranged from 11% to 12% for 2011. The discount rate used for the fair value estimates in the analysis for the Canada reporting unit was 9.0% for 2013 and 11.0% for 2011. These rates were based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The risk-free rate was 3.4% and 2.4% for 2013 and 2012, respectively, and was based on a 20-year U.S. Treasury Bill as of the valuation date.

For the Canada reporting unit, the fair value exceeded the net book value by approximately 23% and 49% in 2013 and 2011, respectively. As noted above, a qualitative assessment was performed on our Canada reporting unit in 2012. From 2011 to 2013, the fair value declined by approximately 41%.

All goodwill in the U.K. reporting unit is attributable to the Calypso Soft Drinks Acquisition.

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

The life of the Rights is considered to be indefinite and therefore not amortized, but instead is tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the Rights to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method, which calculates a fair value royalty rate that is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The relief from royalty method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting cash flows are discounted using a discount rate of 12.5% and estimated volume changes between -10.7% and 5.5%. No impairment was calculated for the year ended December 28, 2013. Absent any other changes, if our inter-plant concentrate volume declines by 1.0% from our estimated volume, the fair value of our Rights would decline by approximately $1.7 million. If our RCI volume declines by 1.0% from our estimated volume, the fair value of the Rights would decline by approximately $2.6 million. If our discount rate increases by 100 basis points, the fair value of the Rights would decline by approximately $5.5 million. None of these adjustments would result in an impairment of our Rights as either a stand-alone adjustment or in combination.

Other intangible assets

As of December 28, 2013, other intangible assets were $251.2 million, consisting principally of $212.0 million of customer relationships that arose from acquisitions, $10.1 million of financing costs, $17.5 million of information technology assets, and $7.4 million of trademarks. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a customer. The permanent loss or significant decline in sales to any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer. In 2013, we recorded $10.7 million of customer relationships acquired in connection with the Calypso Soft Drinks Acquisition. In 2011, we recorded an asset impairment charge of $1.4 million related primarily to customer relationships. We did not record impairment charges for other intangible assets in 2013 or 2012.

Impairment of long-lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss based on discounted cash flows in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. In 2011, we recorded an impairment of long-lived assets of $0.6 million related to a production plant in Mexico that ceased operations. We did not record impairments of long-lived assets in 2013 or 2012.

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

Our income tax expense includes the results of the reorganization of our legal entity structure and refinancing of intercompany debt during 2013. The reorganization of our legal entity structure and refinancing of intercompany debt should result in long term reduction of Cott’s effective tax rate versus statutory rates. However, since the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations, our effective tax rate may ultimately be different than the amount we are currently reporting.

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

We maintain three defined-benefit plans that cover certain employees in the United Kingdom and certain other employees under a collective bargaining agreement at one plant in the United States. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (4.4% to 4.5%) and assumed rates of return (6.1% to 7.0%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate for the U.S. Plan is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits for this type of plan. The discount rate of the U.K. Plans for 2012 and 2011 were based on a model portfolio of AA rated bonds, using the redemption yields on the constituent stocks of the Merrill Lynch index with a maturity matched to the estimated future pension benefits. The discount rate of the U.K. Plans for 2013 is based on the Annualized yield of the Aon Hewitt GBP Select AA Curve. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation differs between our three plans, but it is between 50.0% to 80.0% for equities and 20.0% to 50.0% for bonds. The current inflation assumption is 2.3%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications are amortized over future periods.

Non-GAAP Measures

In this Annual Report on Form 10-K, we supplement our reporting of financial measures determined in accordance with GAAP by utilizing certain non-GAAP financial measures. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations, and, in some cases, by excluding the impact of the Calypso Soft Drinks Acquisition or the Cliffstar Acquisition, as the case may be. We exclude these items to better understand trends in the business and the impact of the Calypso Soft Drinks Acquisition or the Cliffstar Acquisition, as the case may be.

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

Because we use these adjusted financial results in the management of our business and to understand underlying business performance, we believe this supplemental information is useful to investors for their independent evaluation and understanding of our business performance and the performance of our management. The non-GAAP financial measures described above are in addition to, and not meant to be considered superior to, or a substitute for, our financial statements prepared in accordance with GAAP. In addition, the non-GAAP financial measures included in this Annual Report on Form 10-K reflect our judgment of particular items, and may be different from, and therefore may not be comparable to, similarly titled measures reported by other companies.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for 2013, 2012 and 2011:

	2013		2012		2011
(in millions of U.S. dollars, except percentage amounts)		Percent of Revenue		Percent of Revenue		Percent of Revenue
Revenue	$2,094.0	100.0%	2,250.6	100.0%	2,334.6	100.0%
Cost of sales	1,842.0	88.0%	1,961.1	87.1%	2,058.0	88.2%

Gross profit	252.0	12.0%	289.5	12.9%	276.6	11.8%
Selling, general, and administrative expenses	160.4	7.7%	178.0	7.9%	172.7	7.4%
Loss on disposal of property, plant and equipment	1.0	—%	1.8	0.1%	1.2	0.1%
Restructuring	2.0	0.1%	—	—%	—	—%
Asset impairments	—	—%	—	—%	0.6	—%
Intangible asset impairments	—	—%	—	—%	1.4	0.1%

Operating income	88.6	4.2%	109.7	4.9%	100.7	4.3%
Contingent consideration earn-out adjustment	—	—%	0.6	—%	0.9	—%
Other expense (income), net	12.8	0.6%	(2.0)	(0.1)%	2.2	0.1%
Interest expense, net	51.6	2.5%	54.2	2.4%	57.1	2.4%

Income before income taxes	24.2	1.2%	56.9	2.5%	40.5	1.7%
Income tax expense (benefit)	2.2	0.1%	4.6	0.2%	(0.7)	—%

Net income	22.0	1.1%	52.3	2.3%	41.2	1.8%

Less: Net income attributable to non-controlling interests	5.0	0.2%	4.5	0.2%	3.6	0.2%

Net income attributed to Cott Corporation	$17.0	0.8%	47.8	2.1%	37.6	1.6%

Depreciation & amortization	$100.8	4.8%	97.7	4.3%	95.3	4.1%

The following table summarizes our revenue and operating income by reporting segment for 2013, 2012 and 2011 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

(in millions of U.S. Dollars)	2013	2012	2011
Revenue
North America	$1,535.2	$1,707.4	$1,809.3
United Kingdom	494.3	473.2	447.9
All Other	64.5	70.0	77.4

Total	$2,094.0	$2,250.6	$2,334.6

Operating income (loss)
North America	$67.5	$90.4	$81.3
United Kingdom	25.6	27.1	27.5
All Other	7.2	4.3	2.8
Corporate	(11.7)	(12.1)	(10.9)

Total	$88.6	$109.7	$100.7

The following table summarizes our beverage case volume by reporting segment for 2013, 2012 and 2011:

(in millions of cases)	2013	2012	2011
Volume 8 oz. equivalent cases - Total Beverage (including concentrate)
North America	660.4	739.2	808.7
United Kingdom	208.7	204.1	209.0
All Other	274.1	303.8	296.5

Total	1,143.2	1,247.1	1,314.2

Volume 8 oz. equivalent cases – Filled Beverage
North America	580.6	651.5	727.6
United Kingdom	193.6	189.5	194.7
All Other	18.6	26.0	37.2

Total	792.8	867.0	959.5

Revenues and volumes are attributed to reporting segments based on the location of the customer.

The following tables summarize revenue and beverage case volume by product for 2013, 2012 and 2011:

	For the Year Ended December 28, 2013
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$586.5	$159.5	$10.8	$756.8
Juice	488.4	31.8	2.9	523.1
Concentrate	12.0	2.2	27.0	41.2
All other products	448.3	300.8	23.8	772.9

Total	$1,535.2	$494.3	$64.5	$2,094.0

	For the Year Ended December 28, 2013
(in millions of cases)	North America	United Kingdom	All Other	Total
Volume 8 oz. equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	263.8	81.1	7.2	352.1
Juice	114.3	7.1	0.6	122.0
Concentrate	79.8	15.1	255.5	350.4
All other products	202.5	105.4	10.8	318.7

Total	660.4	208.7	274.1	1,143.2

	For the Year Ended December 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$698.0	$160.9	$21.9	$880.8
Juice	527.2	14.0	2.7	543.9
Concentrate	12.3	2.2	29.1	43.6
All other products	469.9	296.1	16.3	782.3

Total	$1,707.4	$473.2	$70.0	$2,250.6

	For the Year Ended December 29, 2012
(in millions of cases)	North America	United Kingdom	All Other	Total
Volume 8 oz. equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	306.5	83.5	15.5	405.5
Juice	119.5	3.7	1.1	124.3
Concentrate	87.7	14.6	277.8	380.1
All other products	225.5	102.3	9.4	337.2

Total	739.2	204.1	303.8	1,247.1

	For the Year Ended December 31, 2011
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$731.4	$179.2	$39.6	$950.2
Juice	587.7	12.3	2.7	602.7
Concentrate	9.1	2.8	25.6	37.5
All other products	481.1	253.6	9.5	744.2

Total	$1,809.3	$447.9	$77.4	$2,334.6

	For the Year Ended December 31, 2011
(in millions of cases)	North America	United Kingdom	All Other	Total
Volume 8 oz. equivalent cases - Total Beverage (including concentrate)
Carbonated soft drinks	349.9	97.6	26.7	474.2
Juice	134.4	3.5	2.0	139.9
Concentrate	81.1	14.0	259.4	354.5
All other products	243.3	93.9	8.4	345.6

Total	808.7	209.0	296.5	1,314.2

Results of Operations

The following table summarizes the change in revenue by reporting segment for 2013:

	For the Year Ended December 28, 2013
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(156.6)	$(172.2)	$21.1	$(5.5)
Impact of foreign exchange[1]	10.8	5.3	6.4	(0.9)

Change excluding foreign exchange	$(145.8)	$(166.9)	$27.5	$(6.4)

Percentage change in revenue	(7.0)%	(10.1)%	4.5%	(7.9)%

Percentage change in revenue excluding foreign exchange	(6.5)%	(9.8)%	5.8%	(9.1)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2012:

	For the Year Ended December 29, 2012
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(84.0)	$(101.9)	$25.3	$(7.4)
Impact of foreign exchange[1]	14.4	4.7	6.0	3.7

Change excluding foreign exchange	$(69.6)	$(97.2)	$31.3	$(3.7)

Percentage change in revenue	(3.6)%	(5.6)%	5.6%	(9.6)%

Percentage change in revenue excluding foreign exchange	(3.0)%	(5.4)%	7.0%	(4.8)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2011:

	For the Year Ended December 31, 2011
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$531.3	$452.0	$80.8	$(1.5)
Impact of foreign exchange[1]	(24.1)	(7.5)	(15.4)	(1.2)

Change excluding foreign exchange	$507.2	$444.5	$65.4	$(2.7)

Percentage change in revenue	29.5%	33.3%	22.0%	(1.9)%

Percentage change in revenue excluding foreign exchange	28.1%	32.7%	17.8%	(3.4)%

Impact of Cliffstar Acquisition	(385.6)	(385.6)	—	—

Change excluding foreign exchange and Cliffstar Acquisition	$121.6	$58.9	$65.4	$(2.7)

Percentage change in revenue excluding foreign exchange and Cliffstar Acquisition	6.7%	4.3%	17.8%	(3.4)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and twelve months ended December 28, 2013 and December 29, 2012, respectively.

	For the Three Months Ended		For the Year Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Net (loss) income attributed to Cott Corporation	$(11.5)	$2.3	$17.0	$47.8
Interest expense, net	12.2	13.6	51.6	54.2
Income tax (benefit) expense	(0.1)	(0.9)	2.2	4.6
Depreciation & amortization	26.1	25.5	100.8	97.7
Net income attributable to non-controlling interests	1.1	1.1	5.0	4.5

EBITDA	$27.8	$41.6	$176.6	$208.8

Restructuring	—	—	2.0	—
Tax reorganization and regulatory costs	0.9	—	1.4	—
Bond redemption costs	12.7	—	12.7	—

Acquisition adjustments
Earnout adjustment	—	0.6	—	0.6
Integration and acquisition costs	1.1	0.3	4.1	3.5

Adjusted EBITDA	$42.5	$42.5	$196.8	$212.9

The following table summarizes our adjusted net income and adjusted earnings per share for the three and twelve months ended December 28, 2013 and December 29, 2012, respectively.

	For the Three Months Ended		For the Year Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Net (loss) income attributed to Cott Corporation	$(11.5)	$2.3	$17.0	$47.8

Restructuring, net of tax	(0.1)	—	1.8	—
Tax reorganization and regulatory costs, net of tax	0.9	—	1.4	—
Bond redemption costs, net of tax	12.7	—	12.7	—

Acquisition adjustments, net of tax
Earnout adjustment	—	0.6	—	0.6
Integration and acquisition costs	0.8	0.3	3.4	3.5

Adjusted net income attributed to Cott Corporation	$2.8	$3.2	$36.3	$51.9

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.03	$0.03	$0.38	$0.55
Diluted	$0.03	$0.03	$0.38	$0.55

Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	94.2	94.8	94.8	94.6
Diluted	94.9	95.2	95.6	94.8

The following unaudited financial information for the three months and year ended December 28, 2013 represents the activity of Calypso Soft Drinks from and after June 2013, the month in which we acquired Calypso Soft Drinks and combined its operations with those of our United Kingdom business.

(in millions of U.S. dollars)	For the Three Months Ended December 28, 2013	For the Year Ended December 28, 2013
Revenue
United Kingdom	$126.1	$494.3
Less: Calypso Soft Drinks	(10.8)	(30.7)

United Kingdom excluding Calypso Soft Drinks	$115.3	$463.6

The following table summarizes our free cash flow for the three months and year ended December 28, 2013 and December 29, 2012, respectively.

	For the Three Months Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012

Net cash provided by operating activities	$92.3	$120.0
Less: Capital expenditures	(10.9)	(19.1)

Free Cash Flow	$81.4	$100.9

	For the Year Ended
	December 28, 2013	December 29, 2012

Net cash provided by operating activities	$155.2	$173.0
Less: Capital expenditures	(55.6)	(69.7)

Free Cash Flow	$99.6	$103.3

2013 versus 2012

Revenue decreased $156.6 million, or 7.0%, in 2013 from 2012. Excluding the impact of foreign exchange, revenue decreased 6.5% due primarily to the general market decline in the North American carbonated soft drink (“CSD”) category, prolonged aggressive promotional activity from the national brands in North America as well as the exiting of case pack water.

2012 versus 2011

Revenue decreased $84.0 million, or 3.6%, in 2012 from 2011. Excluding the impact of foreign exchange, revenue decreased 3.0% due primarily to lower beverage case volumes and a product mix shift into juice drinks and sports drinks from 100% shelf-stable juice in North America.

Revenue Results for Reporting Segments

2013 versus 2012

North America revenue decreased $172.2 million, or 10.1%, in 2013 from 2012. Excluding the impact of foreign exchange, revenue decreased 9.8%, due primarily to the general market decline in the North American CSD category, prolonged aggressive promotional activity from the national brands in North America as well as the exiting of case pack water. Net selling price per beverage case (which is net revenue divided by filled beverage case volume) increased 0.8% in 2013 from 2012.

U.K. revenue increased $21.1 million, or 4.5%, in 2013 from 2012, due primarily to the Calypso Soft Drinks Acquisition and an increase in net selling price per beverage case. Net selling price per beverage case increased 2.3% in 2013 from 2012. Excluding the impact of foreign exchange, U.K. revenue increased 5.8% in 2013 from 2012.

All Other revenue decreased $5.5 million, or 7.9%, in 2013 from 2012, due primarily to the exiting of low gross margin business, partially offset by increased higher margin contract manufacturing and export customers. Net selling price per beverage case increased 28.2% in 2013 from 2012. Excluding the impact of foreign exchange, revenue decreased 9.1% in 2013 from 2012.

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

All Other revenue decreased $7.4 million, or 9.6%, in 2012 from 2011, due primarily to the non-renewal of a regional brand license at the end of its term slightly offset by higher volumes from a new customer in South America and the timing of shipments to customers in Asia. Net selling price per beverage case increased 12.7% in 2012 from 2011 due primarily to favorable product mix. Excluding the impact of foreign exchange, All Other revenue decreased 4.8% in 2012 from 2011.

Cost of Sales

2013 versus 2012

Cost of sales represented 88.0% of revenue in 2013 compared to 87.1% in 2012. The increase in cost of sales as a percentage of revenue was due primarily to unfavorable fixed cost absorption associated with lower global volumes.

2012 versus 2011

Cost of sales represented 87.1% of revenue in 2012 compared to 88.2% in 2011. The decrease in cost of sales as a percentage of revenue was due primarily to an increase in average price per case and favorable product mix. Major elements of these variable costs included ingredient and packaging costs, distribution costs and fees paid to third-party manufacturers.

Gross Profit

2013 versus 2012

Gross profit as a percentage of revenue decreased to 12.0% in 2013 from 12.9% in 2012, due primarily to lower global volumes which resulted in unfavorable fixed cost absorption.

2012 versus 2011

Gross profit as a percentage of revenue increased to 12.9% in 2012 from 11.8% in 2011, due primarily to an increase in average price per case and the exit from certain low gross margin business, as well as operating efficiencies in North America.

Selling, General and Administrative Expenses

2013 versus 2012

SG&A in 2013 decreased $17.6 million, or 9.9%, from 2012. The decrease in SG&A was due primarily to lower employee-related costs, reduced information technology costs, and a reduction in professional fees and similar costs. As a percentage of revenue, SG&A was 7.7% in 2013 and 7.9% in 2012.

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

Restructuring and Asset Impairments

2013 versus 2012

During June 2013, we implemented a restructuring plan (the “2013 Restructuring Plan”), which consisted primarily of headcount reductions. For the year ended December 28, 2013, in connection with the 2013 Restructuring Plan, we incurred charges of approximately $2.0 million related primarily to employee redundancy costs. We did not record any restructuring or impairment charges in 2012.

2012 versus 2011

We did not record any restructuring or impairment charges in 2012. In 2011, we recorded an intangible asset impairment of $1.4 million related to a customer list that was impaired due to the loss of a customer. Also in 2011, we recorded a $0.6 million impairment of long-lived assets related to a production plant in Mexico that ceased operations.

Operating Income

2013 versus 2012

Operating income in 2013 was $88.6 million compared to operating income of $109.7 million in 2012. Overall, operating income decreased by $21.1 million, or 19.2%, as a result of lower gross profit as a percentage of revenue partially offset by lower SG&A.

2012 versus 2011

Operating income in 2012 was $109.7 million compared to operating income of $100.7 million in 2011. Overall, operating income increased by $9.0 million, or 8.9%, as a result of an increase in average price per case, the exit from certain low gross margin business, favorable product mix, and operational efficiencies in North America, partially offset by an increase in SG&A.

Other Expense (Income), Net

2013 versus 2012

Other expense was $12.8 million in 2013 compared to other income of $2.0 million in 2012. In 2013, we incurred approximately $12.7 million in costs related to the redemption of $200.0 million aggregate principal amount of our 2017 Notes, as well as other foreign exchange losses of approximately $0.1 million. In 2012, other income was $2.0 million, which consisted of $1.9 million of insurance recoveries in excess of the loss incurred on a U.S. facility and a bargain purchase gain of $0.9 million in the U.K., offset by $0.8 million of foreign exchange losses related primarily to intercompany loans.

2012 versus 2011

Other income was $2.0 million in 2012 compared to other expense of $2.2 million in 2011. In 2012, we recorded $1.9 million of insurance recoveries in excess of the loss incurred on a U.S. facility and a bargain purchase gain of $0.9 million in the United Kingdom, offset by $0.8 million of foreign exchange losses primarily related to intercompany loans. In 2011, we recorded $2.2 million of foreign exchange losses related primarily to intercompany loans.

Interest Expense, Net

2013 versus 2012

Net interest expense in 2013 decreased 4.8% from 2012 due primarily to the redemption of $200.0 million of our 2017 Notes as well as an amendment to our ABL facility to more favorable terms.

2012 versus 2011

Net interest expense in 2012 decreased 5.1% from 2011 due primarily to lower average debt balances held throughout 2012 and lower ABL fees in 2012 compared to 2011.

Income Taxes

2013 versus 2012

In 2013, we recorded income tax expense of $2.2 million compared to an income tax expense of $4.6 million in 2012. The difference was due primarily to a reduction in pre-tax income during 2013.

2012 versus 2011

In 2012, we recorded income tax expense of $4.6 million compared to a tax benefit of $0.7 million in 2011. The difference was due primarily to the recording of allowances against deferred tax assets in the United States that are uncertain to be realized as well as a reduction to the loss generated in the United Kingdom.

Liquidity and Capital Resources

The following table summarizes our cash flows for 2013, 2012 and 2011 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011

Net cash provided by operating activities	$155.2	$173.0	$163.5
Net cash used in investing activities	(71.9)	(80.4)	(90.2)
Net cash used in financing activities	(213.3)	(16.2)	(20.3)
Effect of exchange rate changes on cash	(2.2)	2.1	(0.3)

Net (decrease) increase in cash & cash equivalents	(132.2)	78.5	52.7
Cash & cash equivalents, beginning of period	179.4	100.9	48.2

Cash & cash equivalents, end of period	$47.2	$179.4	$100.9

Operating Activities

Cash provided by operating activities in 2013 was $155.2 million compared to $173.0 million in 2012 and $163.5 million in 2011. The $17.8 million decrease in 2013 compared to 2012 was due primarily to lower net income, tax adjustments, receipt of a deposit and reduced inventory balances excluding the Calypso Soft Drinks Acquisition.

The $9.5 million increase in 2012 compared to 2011 was due primarily to higher net income, deferred income taxes, and income taxes recoverable, offset by a smaller amount of cash provided by changes in working capital in 2012 compared to 2011.

Investing Activities

Cash used in investing activities was $71.9 million in 2013 compared to $80.4 million in 2012 and $90.2 million in 2011. The $8.5 million decrease in 2013 compared to 2012 was due primarily to using less cash for equipment purchases, partially offset by an increase in acquisition activity.

The $9.8 million decrease in 2012 compared to 2011 was due primarily to using less cash for acquisitions offset in part by larger expenditures for property, plant and equipment related to our ongoing vertical integration.

Financing Activities

Cash used in financing activities was $213.3 million in 2013 compared to $16.2 million in 2012 and $20.3 million in 2011. The increase in financing occurred as a result of our redemption of $200.0 million aggregate principal amount of our 2017 Notes, a full year of dividend payments, increased share repurchase activity, and payments of long term debt associated with the Calypso Soft Drinks Acquisition, partially offset by an increase in outstanding borrowings under our ABL during the period.

During 2012, we made payments of $3.3 million on our long-term debt, $5.8 million for dividends and $1.2 million for financing fees. In 2011, we made payments of $6.8 million on our long-term debt and $7.8 million, net under our ABL facility.

Financial Liquidity

As of December 28, 2013, we had $458.3 million of debt and $47.2 million of cash and cash equivalents compared to $605.8 million of debt and $179.4 million of cash and cash equivalents as of December 29, 2012.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or 2018 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of December 28, 2013, our total availability under the ABL facility was $238.3 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets). We had $50.8 million of outstanding borrowings under the ABL facility and $7.5 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $180.0 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

We earn approximately 100% of our consolidated operating income in subsidiaries located outside of Canada. All of these foreign earnings are considered to be indefinitely reinvested in foreign jurisdictions where we have made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no Canadian income taxes have been provided on these foreign earnings. Cash and cash equivalents held by our foreign subsidiaries are readily convertible into other foreign currencies, including Canadian dollars. We do not intend, nor do we foresee a need, to repatriate these funds.

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

In 2013, a dividend of C$0.06 per common share was declared each quarter for an aggregate dividend payment of approximately $21.9 million. During 2013, we repurchased 1,245,027 common shares for approximately $10.0 million through open market transactions.

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments as well as approximately $4.5 million in deferred financing fees, discount charges and other bond redemption costs.

On February 19, 2014, we redeemed all $15.0 million in aggregate principal amount of the remaining outstanding 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as approximately $0.3 million in deferred financing fees and discount charges.

We may, from time to time, depending on market conditions, including without limitation whether the 2018 Notes are then trading at a discount to their face amount, repurchase the 2018 Notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in aggregate, may be material. However, the covenants in our ABL facility subject such purchases to certain limitations and conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of December 28, 2013.

Contractual Obligations

The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 28, 2013:

	Total	Payments due by period
(in millions of U.S. dollars)		2014	2015	2016	2017	2018	Thereafter
8.375% Senior notes due in 2017	$15.0	$—	$—	$—	$15.0	$—	$—
8.125% Senior notes due in 2018	375.0	—	—	—	—	375.0	—
ABL facility[1]	50.8	50.8	—	—	—	—	—
GE Term Loan[2]	10.3	1.9	2.0	2.1	2.3	2.0	—
Deferred consideration	5.3	2.3	3.0	—	—	—	—
Capital leases and other long-term debt	7.2	2.0	2.2	1.3	0.6	0.2	0.9
Interest expense[3]	148.7	33.5	32.4	31.6	31.3	19.7	0.2
Operating leases	89.3	17.7	16.5	14.0	11.3	9.7	20.1
Guarantee purchase equipment	11.0	11.0	—	—	—	—	—
Pension obligations	3.1	3.1	—	—	—	—	—
Purchase obligations[4]	177.8	120.8	17.6	13.5	9.6	9.6	6.7

Total[5]	893.5	243.1	73.7	62.5	70.1	416.2	27.9

1.	The ABL facility is considered a current liability. As of December 28, 2013, we had $50.8 million of outstanding borrowings under the ABL facility.

2.	In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at 5.23% interest.
3.	Interest expense includes fixed interest on the 2018 Notes, the 2017 Notes, the GE Term Loan, the ABL facility, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.
4.	Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
5.	The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $10.5 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt

Our total debt as of December 28, 2013 and December 29, 2012 was as follows:

(in millions of U.S. dollars)	December 28, 2013	December 29, 2012
8.375% senior notes due in 2017[1]	15.0	215.0
8.125% senior notes due in 2018	375.0	375.0
ABL facility	50.8	—
GE Term Loan	10.3	9.9
Capital leases and other debt financing	7.2	5.9

Total debt	458.3	605.8
Less: Short-term borrowings and current debt:
ABL facility	50.8	—

Total short-term borrowings	50.8	—
GE Term Loan - current maturities	1.9	0.9
Capital leases and other financing - current maturities	2.0	1.0

Total current debt	54.7	1.9
Long-term debt before discount	403.6	603.9
Less discount on 8.375% notes	(0.1)	(2.1)

Total long-term debt	$403.5	$601.8

1.	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

Asset-Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our North America, U.K. and Mexico operations. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the Note Offering and the application of net proceeds therefrom, the Equity Offering and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility.

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

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300 million, as well an increase to the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350 million, subject to certain conditions, (2) extend the maturity date to the earliest of (i) October 22, 2018, (ii) May 15, 2017, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, or (iii) March 1, 2018, if we have not redeemed, repurchased or refinanced the 2018 Notes by February 15, 2018, and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.7 million of financing fees in connection with the amendment of the ABL facility. This amendment was considered to be a modification of the original agreement under generally accepted accounting standards.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendment of the ABL facility on July 19, 2012 and on October 22, 2013, are being amortized using the straight line method over the duration of the amended ABL facility.

As of December 28, 2013, we had $50.8 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $7.5 million of letters of credit, was $180.0 million as of December 28, 2013.

The effective interest rate as of December 28, 2013 on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	CDOR Spread	Overnight LIBOR
Over $150	0.25%	0.25%	1.75%	1.75%	1.75%
$75 - $150	0.50%	0.50%	2.00%	2.00%	2.00%
Under $75	0.75%	0.75%	2.25%	2.25%	2.25%

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

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments as well as approximately $4.5 million in deferred financing fees, discount charges and other bond redemption costs.

On February 19, 2014, we redeemed all $15.0 million in aggregate principal amount of the remaining outstanding 2017 Notes at 104.118% of par.

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with GE Capital for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at 5.23% interest.

Credit Ratings and Covenant Compliance

Credit Ratings

Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.

As of December 28, 2013, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B2	B+
2017 Notes	B3	B+
2018 Notes	B3	B+
Outlook	Stable	Watch Developing

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

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $30.0 million. If excess availability is less than the greater of 12.5% of the lenders’ commitments under the ABL facility or $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of December 28, 2013.

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On May 1, 2012, our board of directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. During the second quarter of 2012, we repurchased 35,272 common shares for approximately $0.3 million through open market transactions. On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. During 2013, we repurchased 1,245,027 common shares for approximately $10.0 million through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

Tax Withholding

In the fourth quarter of 2012, 356,379 shares of our previously-issued common stock were withheld from delivery to our employees to satisfy their tax obligations related to stock-based awards. No such withholdings occurred during the fourth quarter of 2013.

Capital structure

Since December 29, 2012, equity has decreased by $17.0 million. The decrease was primarily the result of dividend payments of $21.9 million, $10.1 million in common share repurchases, $6.6 million of distributions to non-controlling interests, and $5.1 million of foreign currency translation losses on the net assets of self-sustaining foreign operations, partially offset by net income of $17.0 million, $5.0 million of non-controlling interest income, $4.0 million of share-based compensation expense, and $0.7 million in pension benefit plan adjustments.

Dividend payments

No dividend payments were made during 2011. On October 31, 2012, the board of directors declared a dividend of C$0.06 per share on common shares, payable in cash on December 20, 2012 to shareowners of record at the close of business on December 4, 2012. The dividend payment was approximately $5.8 million in the aggregate. The board of directors has declared a quarterly dividend of C$0.06 per common share in each quarter during 2013 for an aggregate dividend payment of approximately $21.9 million. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2018 Notes, as well as other factors that the board of directors may deem relevant from time to time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not trade market risk sensitive instruments.

Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 33.7% of 2013 revenue and 34.2% of 2012 revenue, and are concentrated principally in the United Kingdom, Canada and Mexico. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso as of December 28, 2013, at current levels of foreign debt and operations would result in our revenues in 2013 changing by $70.9 million and our gross profit in 2013 changing by $7.1 million. This change would be material to our cash flows and our results of operations.

Our primary exposure to foreign currency exchange rates relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold. In 2013, we entered into foreign currency contracts to hedge some of these currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). We do not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of non-performance by the counterparties, which we minimize by limiting our counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are $0.3 million, are estimated using market quotes. As of December 28, 2013, we had outstanding foreign exchange forward contracts with notional amounts of $3.6 million.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Since we had $50.8 million of ABL borrowings outstanding as of December 28, 2013, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $7.5 million of outstanding letters of credit) would result in additional interest expense of approximately $0.5 million. The weighted average interest rate of our debt outstanding at December 28, 2013 was 7.4%.

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

The information below summarizes our market risks associated with long-term debt obligations as of December 28, 2013. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of December 28, 2013.

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding debt balance	Weighted average interest rate
Debt maturing in:
2014	$54.7	2.9%
2015	4.2	5.9%
2016	3.5	5.4%
2017	17.8	7.9%
2018	377.2	8.1%
Thereafter	0.9	10.5%

Total	$458.3

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET resin, corn for HFCS, sugar, fruit and fruit concentrates. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $24.0 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 28, 2013 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013, and concluded that it was effective as of December 28, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm, who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Calypso Soft Drinks Acquisition: As permitted by Securities and Exchange Commission staff interpretive guidance for newly acquired businesses, management has excluded the Calypso business from its assessment of internal control over financial reporting as of December 28, 2013 because it consummated the Calypso Soft Drinks Acquisition in June 2013. Calypso’s total assets and total revenues represent 4.0% and 1.5%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 28, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy circular for the 2014 Annual and Special Meeting of Shareowners, which will be filed within 120 days after December 28, 2013 (the “2014 Proxy Circular”). The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our 2014 Proxy Circular. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

The Audit Committee of our board of directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.cott.com. The members of the Audit Committee are Graham Savage (Chairman), George Burnett and Gregory Monahan. As required by the NYSE rules, the board has determined that each member of the Audit Committee is independent, financially literate and that Mr. Savage qualifies as an “audit committee financial expert” within the meaning of the rules of the U.S. Securities and Exchange Commission.

All of our directors, officers and employees must comply with our Code of Business Conduct and Ethics. In addition, our Chief Executive Officer, Chief Financial Officer and principal accounting officer and certain other employees have a further obligation to comply with our Code of Ethics for Senior Officers. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Officers are posted on our website, www.cott.com, and we intend to comply with obligations to disclose any amendment to, or waiver of, provisions of these codes by posting such information on our website.

Section 16(a) Beneficial ownership reporting compliance

The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2014 Proxy Circular.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” section of our 2014 Proxy Circular.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2014 Proxy Circular.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2014 Proxy Circular.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the “Independent Certified Public Accountants” section of our 2014 Proxy Circular

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
Date: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ JERRY FOWDEN Jerry Fowden Chief Executive Officer, Director (Principal Executive Officer) Date: February 24, 2014	/S/ GREGORY MONAHAN Gregory Monahan Director Date: February 24, 2014

/S/ JAY WELLS Jay Wells Chief Financial Officer (Principal Financial Officer) Date: February 24, 2014	/S/ MARIO PILOZZI Mario Pilozzi Director Date: February 24, 2014

/S/ GREGORY LEITER Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer) Date: February 24, 2014	/S/ GEORGE A. BURNETT George A. Burnett Director Date: February 24, 2014

/S/ DAVID T. GIBBONS David T. Gibbons Chairman, Director Date: February 24, 2014	/S/ ANDREW PROZES Andrew Prozes Director Date: February 24, 2014

/S/ MARK BENADIBA Mark Benadiba Director Date: February 24, 2014	/S/ GRAHAM SAVAGE Graham Savage Director Date: February 24, 2014

/S/ STEPHEN H. HALPERIN Stephen H. Halperin Director Date: February 24, 2014	/S/ ERIC ROSENFELD Eric Rosenfeld Director Date: February 24, 2014

/S/ BETTY JANE HESS Betty Jane Hess Director Date: February 24, 2014

COTT CORPORATION

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Cott Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Cooke Bros. Holdings Limited (“Calypso”) from its assessment of internal control over financial reporting as of December 28, 2013 because it was acquired in June 2013. We have also excluded Calypso from our audit of internal control over financial reporting. Calypso is a wholly owned subsidiary whose total assets and total revenues represent 4.0% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2013.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 24, 2014

COTT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars except share and per share amounts)

	For the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011

Revenue, net	$2,094.0	$2,250.6	$2,334.6
Cost of sales	1,842.0	1,961.1	2,058.0

Gross profit	252.0	289.5	276.6
Selling, general and administrative expenses	160.4	178.0	172.7
Loss on disposal of property, plant & equipment	1.0	1.8	1.2
Restructuring and asset impairments
Restructuring	2.0	—	—
Asset impairments	—	—	0.6
Intangible asset impairments	—	—	1.4

Operating income	88.6	109.7	100.7
Contingent consideration earn-out adjustment	—	0.6	0.9
Other expense (income), net	12.8	(2.0)	2.2
Interest expense, net	51.6	54.2	57.1

Income before income taxes	24.2	56.9	40.5
Income tax expense (benefit)	2.2	4.6	(0.7)

Net income	$22.0	$52.3	$41.2
Less: Net income attributable to non-controlling interests	5.0	4.5	3.6

Net income attributed to Cott Corporation	$17.0	$47.8	$37.6

Net income per common share attributed to Cott Corporation
Basic	$0.18	$0.51	$0.40
Diluted	0.18	0.50	0.40

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,750	94,553	94,241
Diluted	95,633	94,775	95,001

Dividends declared per share	$0.24	$0.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions of U.S. dollars)

	For the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011

Net income	$22.0	$52.3	$41.2
Other comprehensive income (loss):
Currency translation adjustment	(5.1)	10.7	(4.7)
Pension benefit plan, net of tax[1]	0.7	1.4	(3.1)
Unrealized gain on derivative instruments, net of tax[2]	—	—	0.6

Total other comprehensive (loss) income	(4.4)	12.1	(7.2)

Comprehensive income	$17.6	$64.4	$34.0
Less: Comprehensive income attributable to non-controlling interests	5.0	4.3	3.6

Comprehensive income attributed to Cott Corporation	$12.6	$60.1	$30.4

1.	Net of a $0.3 million tax expense, $1.1 million tax expense and $0.6 million tax benefit for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
2.	Net of a nil tax benefit, a nil tax benefit and $0.3 million tax expense effect for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars, except share amounts)

	December 28, 2013	December 29, 2012
ASSETS
Current assets
Cash & cash equivalents	$47.2	$179.4
Accounts receivable, net of allowance of $5.8 ($6.8 as of December 29, 2012)	204.4	199.4
Income taxes recoverable	1.1	1.2
Inventories	233.1	224.8
Prepaid expenses and other current assets	19.3	20.3

Total current assets	505.1	625.1
Property, plant & equipment, net	483.7	490.9
Goodwill	137.3	130.3
Intangibles and other assets, net	296.2	315.4
Deferred income taxes	3.6	3.3
Other tax receivable	0.2	0.9

Total assets	$1,426.1	$1,565.9

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$50.8	$—
Current maturities of long-term debt	3.9	1.9
Accounts payable and accrued liabilities	298.2	287.7

Total current liabilities	352.9	289.6
Long-term debt	403.5	601.8
Deferred income taxes	41.5	39.1
Other long-term liabilities	22.3	12.5

Total liabilities	820.2	943.0
Commitments and contingencies - Note 18
Equity
Capital stock, no par - 94,238,190 (December 29, 2012 - 95,371,484) shares issued	392.8	397.8
Treasury stock	—	—
Additional paid-in-capital	44.1	40.4
Retained earnings	176.3	186.0
Accumulated other comprehensive loss	(16.8)	(12.4)

Total Cott Corporation equity	596.4	611.8
Non-controlling interests	9.5	11.1

Total equity	605.9	622.9

Total liabilities and equity	$1,426.1	$1,565.9

Approved by the Board of Directors:

/s/ Graham Savage
Director

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	For the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Operating Activities
Net income	$22.0	$52.3	$41.2
Depreciation & amortization	100.8	97.7	95.3
Amortization of financing fees	2.8	3.7	3.9
Share-based compensation expense	4.0	4.9	2.9
Increase (decrease) in deferred income taxes	0.9	3.8	(3.7)
Write-off of financing fees and discount	4.0	—	—
Gain on bargain purchase	—	(0.9)	—
Loss on disposal of property, plant & equipment	1.0	1.8	1.2
Asset impairments	—	—	0.6
Intangible asset impairments	—	—	1.4
Contract termination payments	—	—	(3.1)
Other non-cash items	0.9	(0.4)	4.9
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	13.9	15.0	(5.0)
Inventories	(1.0)	(12.1)	6.5
Prepaid expenses and other current assets	(1.3)	(0.3)	5.8
Other assets	6.1	0.9	(0.7)
Accounts payable and accrued liabilities, and other liabilities	(0.6)	(2.2)	11.5
Income taxes recoverable	1.7	8.8	0.8

Net cash provided by operating activities	155.2	173.0	163.5

Investing Activities
Acquisition, net of cash received	(11.2)	(9.7)	(34.3)
Additions to property, plant & equipment	(55.6)	(69.7)	(48.8)
Additions to intangibles and other assets	(5.9)	(5.2)	(5.7)
Proceeds from sale of property, plant & equipment	0.2	2.3	0.4
Proceeds from insurance recoveries	0.6	1.9	—
Other investing activities	—	—	(1.8)

Net cash used in investing activities	(71.9)	(80.4)	(90.2)

Financing Activities
Payments of long-term debt	(220.8)	(3.3)	(6.8)
Borrowings under ABL	131.9	24.5	224.1
Payments under ABL	(82.1)	(24.5)	(231.9)
Distributions to non-controlling interests	(6.6)	(5.6)	(6.0)
Issuance of common shares, net of offering fees	—	—	0.3
Common shares repurchased and cancelled	(13.0)	(0.3)	—
Dividends to shareholders	(21.9)	(5.8)	—
Financing fees	(0.8)	(1.2)	—

Net cash used in financing activities	(213.3)	(16.2)	(20.3)

Effect of exchange rate changes on cash	(2.2)	2.1	(0.3)

Net (decrease) increase in cash & cash equivalents	(132.2)	78.5	52.7
Cash & cash equivalents, beginning of period	179.4	100.9	48.2

Cash & cash equivalents, end of period	$47.2	$179.4	$100.9

Supplemental Non-cash Investing and Financing Activities:
Capital lease additions	$1.3	$1.0	$0.2
Common stock repurchased through accrued expenses	—	2.9
Deferred consideration	5.1	—	—
Financing fees	1.2	—	—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$50.9	$51.0	$53.8
Cash paid (received) for income taxes, net	0.1	(7.7)	1.3

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of U.S. dollars, except share amounts)

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Number of Treasury Shares (In thousands)	Common Shares	Treasury Shares	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at January 1, 2011	94,750	1,051	$395.6	$(3.2)	$40.8	$106.5	$(17.5)	$13.0	$535.2

Common shares issued - Director Share Awards	76	—	—	—	0.7	—	—	—	0.7
Treasury shares issued - PSU Plan	—	(181)	—	0.5	(0.5)	—	—	—	—
Treasury shares issued - EISPP	—	(196)	—	0.6	(0.6)	—	—	—	—
Share-based compensation	—	—	—	—	2.2	—	—	—	2.2
Options exercised	275	—	0.3	—	—	—	—	—	0.3
Contributions to non-controlling interests	—	—	—	—	—	—	—	1.8	1.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6.0)	(6.0)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(4.7)	—	(4.7)
Pension benefit plan, net of tax	—	—	—	—	—	—	(3.1)	—	(3.1)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	0.6	—	0.6
Net income	—	—	—	—	—	37.6	—	3.6	41.2

Balance at December 31, 2011	95,101	674	$395.9	$(2.1)	$42.6	$144.1	$(24.7)	$12.4	$568.2

Common shares issued - Director Share Awards	96	—	—	—	0.7	—	—	—	0.7
Common shares repurchased and cancelled	(392)	—	(3.1)	—	—	(0.1)	—	—	(3.2)
Treasury shares issued - Time-based RSUs	—	(674)	—	2.1	(2.1)	—	—	—	—
Common shares issued - Time-based RSUs	566	—	5.0	—	(5.0)	—	—	—	—
Share-based compensation	—	—	—	—	4.2	—	—	—	4.2
Dividend payment	—	—	—	—	—	(5.8)	—	—	(5.8)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5.6)	(5.6)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	10.9	(0.2)	10.7
Pension benefit plan, net of tax	—	—	—	—	—	—	1.4	—	1.4
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	47.8	—	4.5	52.3

Balance at December 29, 2012	95,371	—	$397.8	$—	$40.4	$186.0	$(12.4)	$11.1	$622.9

Common shares issued - Director Share Awards	87	—	—	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(1,251)	—	(5.3)	—	—	(4.8)	—	—	(10.1)
Common shares issued - Time-based RSUs	31	—	0.3	—	(0.3)	—	—	—	—
Share-based compensation	—	—	—	—	3.2	—	—	—	3.2
Dividend payment	—	—	—	—	—	(21.9)	—	—	(21.9)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6.6)	(6.6)
Comprehensive income
Currency translation adjustment	—	—	—	—	—	—	(5.1)	—	(5.1)
Pension benefit plan, net of tax	—	—	—	—	—	—	0.7	—	0.7
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	17.0	—	5.0	22.0

Balance at December 28, 2013	94,238	—	$392.8	$—	$44.1	$176.3	$(16.8)	$9.5	$605.9

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages and ready-to-drink teas, as well as alcoholic beverages for brand owners.

Note 1—Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.

For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, we had 52 weeks of activity. Our fiscal year ends on Saturday, December 28, 2013 and our next 53 week year is 2015.

We have three reporting segments— North America (which includes our U.S. operating segment and Canada operating segment), United Kingdom (“U.K.”) (which includes our United Kingdom reporting unit and our Continental European reporting unit), and All Other (“All Other”) (which includes our Mexico operating segment, our Royal Crown International (“RCI”) operating segment and other Miscellaneous Expenses). Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. During the fourth quarter of 2013, management reviewed our reporting segments and subsequently combined our Mexico and RCI reporting segments with the segment previously classified as All Other into one segment classified as All Other. Prior year information has been updated to reflect the change in our reporting segments.

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

Share-based compensation

Share-based compensation expense for all share-based compensation awards is based on the grant-date fair value. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. No estimated forfeitures were included in the calculation of share-based compensation for the 2013, 2012 and 2011 share-based awards.

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

Allowance for doubtful accounts

A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and deductions. Our accounting policy for the allowance for doubtful accounts requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. Returnable bottles are valued at the lower of cost, deposit value or net realizable value. Finished goods and work-in-process include the cost of raw materials, direct labor and manufacturing overhead costs. As a result, we use an inventory reserve to adjust our costs down to a net realizable value and to reserve for estimated obsolescence of both raw materials and finished goods.

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

Goodwill and indefinite life intangible assets:

The following table summarizes our goodwill on a reporting segment basis as of December 28, 2013 and December 29, 2012:

(in millions of U.S. dollars)	December 28, 2013	December 29, 2012
North America
Balance at beginning of year	$125.8	$125.1
Goodwill acquired during the year	—	—
Foreign exchange	(1.8)	0.7

Balance at end of year	$124.0	$125.8
All Other
Balance at beginning of year	$4.5	$4.5
Goodwill acquired during the year	—	—
Foreign exchange	—	—

Balance at end of year	$4.5	$4.5
UK
Balance at beginning of year	$—	$—
Goodwill acquired during the year	8.5	—
Foreign exchange	0.3	—

Balance at end of year	$8.8	$—
Total
Balance at beginning of year	$130.3	$129.6
Goodwill acquired during the year	8.5	—
Foreign exchange	(1.5)	0.7

Balance at end of year	$137.3	$130.3

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available and are at or one level below our operating segments. For the purpose of testing goodwill for impairment, our reporting units are the United States (“U.S.”), United Kingdom (“U.K.”), Canada, and Royal Crown International (“RCI”). We had goodwill of $137.3 million on our balance sheet at December 28, 2013, which represents amounts for the U.S., U.K., Canada and the RCI reporting units.

In 2013 and 2012, for our RCI reporting unit, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. We also performed this assessment for our Canada reporting unit in 2012. If, after assessing the totality of events or circumstances, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would have performed the first step of the two-step goodwill impairment test. We concluded that it was more likely than not that the fair value of the reporting unit was more than its carrying amount and therefore we were not required to perform any additional testing.

In 2013, for our U.S. and Canada reporting units, we chose to bypass the qualitative assessment and performed the first step of the two-step goodwill impairment test using a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the public company approach. We believe using a combination of the two approaches provides a more accurate valuation because it incorporates the actual cash generation of the Company in addition to how a third party market participant would value the reporting unit. We also chose to bypass the qualitative assessment for our U.S. reporting unit in 2012. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted average terminal growth rate of 1% for our U.S. reporting unit in 2013 and 2012 and a weighted average terminal growth rate of 1% for our Canada reporting unit in 2013. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market (including a decline in CSD demand), projected changes in the sale of our products, pricing of such products and operating profit margins.

The estimated revenue changes in the analysis for the U.S. reporting unit ranged between -9.7% and 5.6% for 2013 and -1.4% and 3.0% for 2012. The estimated revenue changes in the analysis for the Canada reporting unit ranged between -17.2% and 1.2% for 2013.

The discount rate used for the fair value estimates in the analysis for the U.S. reporting unit was 8.5% for 2013 and 10.5% for 2012 and ranged from 11% to 12% for 2011. The discount rate used for the fair value estimates in the analysis for the Canada reporting unit was 9.0% for 2013 and 11.0% for 2011. These rates were based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The risk-free rate was 3.4% and 2.4% for 2013 and 2012, respectively, and was based on a 20-year U.S. Treasury Bill as of the valuation date.

For the Canada reporting unit, the fair value exceeded the net book value by approximately 23% and 49% in 2013 and 2011, respectively. As noted above, a qualitative assessment was performed on our Canada reporting unit in 2012. From 2011 to 2013, the fair value declined by approximately 41%.

All goodwill in the U.K. reporting unit is attributable to the June 2013 acquisition (the “Calypso Soft Drinks Acquisition”) of 100 percent of the share capital of Cooke Bros. Holdings Limited, which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”).

Each year during the fourth quarter, we re-evaluate the assumptions used to reflect changes in the business environment, such as revenue growth rates, operating profit margins and discount rate. Based on the evaluations performed this year, we determined that the fair value of our significant reporting units exceeded their carrying amounts.

Intangible and other assets

As of December 28, 2013, other intangible assets were $251.2 million, consisting principally of $212.0 million of customer relationships that arose from acquisitions, $10.1 million of financing costs, $17.5 million of information technology assets, and $7.4 million of trademarks. Customer relationships are amortized on a straight-line basis for the period over which we expect to receive economic benefits. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a customer. The permanent loss or significant decline in sales to any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer. In 2013 we recorded $10.7 million of customer relationships acquired in connection with the Calypso Soft Drinks Acquisition. We did not record impairment charges for other intangible assets in 2013 or 2012. In 2011, we recorded an asset impairment charge of $1.4 million related primarily to customer relationships.

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

The life of the Rights is considered to be indefinite and therefore not amortized, but instead is tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the Rights to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value, we use a relief from royalty method, which calculates a fair value royalty rate that is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The relief from royalty method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting cash flows are discounted using a discount rate of 12.5% and estimated volume changes between -10.7% and 5.5%. No impairment was identified for the year ended December 28, 2013. Absent any other changes, if our inter-plant concentrate volume declines by 1.0% from our estimated volume, the fair value of our Rights would decline by approximately $1.7 million. If our RCI volume declines by 1.0% from our estimated volume, the fair value of the Rights would decline by approximately $2.6 million. If our discount rate increases by 100 basis points, the fair value of the Rights would decline by approximately $5.5 million. None of these adjustments would result in an impairment of our Rights as either a stand-alone adjustment or in combination.

Impairment of long-lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. In 2011, we recorded an impairment of long-lived assets of $0.6 million related to a production plant in Mexico that ceased operations. We did not record impairments of long-lived assets in 2012 or 2013.

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

Recently issued accounting pronouncements

Update ASU 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the information provided in relation to the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We have adopted this guidance, and the required disclosure is set forth in Note 17.

Note 2—Acquisition

Calypso Soft Drinks Acquisition

During June 2013, our United Kingdom (“U.K.”) reporting segment completed the Calypso Soft Drinks Acquisition. Calypso Soft Drinks produces fruit juices, juice drinks, soft drinks, and freeze products in the United Kingdom. The aggregate purchase price in the Calypso Soft Drinks Acquisition was $12.1 million, which includes approximately $7.0 million paid at closing, deferred payments of approximately $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date, respectively, of the Calypso Soft Drinks Acquisition. In connection with the Calypso Soft Drinks Acquisition, we paid off $18.5 million of outstanding debt of the acquired companies. The closing payment was funded from available cash.

The total consideration paid by us in the Calypso Soft Drinks Acquisition, subject to final working capital adjustments, is summarized below:

(in millions of U.S. dollars)
Cash	$7.0
Deferred consideration[1]	5.1

Total consideration	$12.1

1.	Principal amount of $5.3 million discounted to be paid on the first and second anniversary of completion date.

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

(in millions of U.S. dollars)	As reported at September 27, 2013	Adjustments	As reported at December 28, 2013
Cash	$0.5	$—	$0.5
Accounts receivable	15.1	1.0	16.1
Inventory	7.5	0.6	8.1
Prepaid expenses and other assets	0.6	—	0.6
Property, plant and equipment	9.7	(1.0)	8.7
Goodwill	10.5	(2.0)	8.5
Intangibles and other assets	14.8	0.2	15.0
Accounts payable and accrued liabilities	(14.1)	(1.7)	(15.8)
Shareholder loans	(1.6)	—	(1.6)
Deferred tax liabilities	(4.7)	1.2	(3.5)
Other long-term liabilities	(26.2)	1.7	(24.5)

Total	$12.1	$—	$12.1

The Company recognized $1.7 million of acquisition related costs associated with the Calypso Soft Drinks Acquisition that were expensed during 2013. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”).

Scotland Acquisition

In March 2012, our U.K. reporting segment acquired a beverage and wholesale business based in Scotland for approximately $5.0 million. The business was purchased from a company in administration and provides a number of benefits to our U.K. reporting segment, including increased product offerings, logistical synergies and access to an additional production line. The acquisition has been accounted for using the purchase method of accounting for business combinations, and related operating results are included in the Consolidated Statements of Operations for the periods subsequent to the acquisition. The identified assets, which included inventory, property, plant and equipment, trade names and customer lists, were recorded at their estimated fair values, which exceeded the fair value of the purchase price of the business. Accordingly, the acquisition has been accounted for as a bargain purchase and, as a result, we recognized a gain of approximately $0.9 million associated with the acquisition. The gain is included in the other (income) expense, net section of the Consolidated Statements of Operations.

Cliffstar Acquisition

On August 17, 2010, we completed the Cliffstar Acquisition for approximately $503.0 million in cash, $14.0 million in deferred consideration payable in equal installments over three years and contingent consideration of up to $55.0 million. The first $15.0 million of the contingent consideration was paid upon the achievement of milestones in certain expansion projects in 2010. The remainder of the contingent consideration was to be calculated based on the achievement of certain performance measures during the fiscal year ending January 1, 2011.

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

Intangible Assets

Calypso Soft Drinks Acquisition

In our determination of the fair value of the intangible assets, we considered, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of Calypso Soft Drinks’ products. The estimated fair values of identified intangible assets were calculated considering market participant expectations and using an income approach and estimates and assumptions provided by Calypso Soft Drinks’ management, as well as our management. The following table sets forth the components of identified intangible assets associated with the Calypso Soft Drinks Acquisition and their estimated weighted average useful lives:

	As Reported at December 28, 2013
(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$10.7	15 years
Trademarks and trade names	3.0	20 years
Non-competition agreements	1.3	5 years

Total	$15.0

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

In conjunction with the closing of the Calypso Soft Drinks Acquisition, certain key employees of Calypso Soft Drinks executed non-competition agreements, which prevent those employees from competing with us in the specified restricted territories for five years after the acquisition date. The value of the Calypso Soft Drinks business could be diminished without these non-competition agreements.

Cliffstar Acquisition

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

Goodwill

The principal factor that resulted in recognition of goodwill was that the purchase prices for the Calypso Soft Drinks Acquisition and Cliffstar Acquisition were based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. Goodwill is expected to be deductible for tax purposes.

Supplemental Pro Forma Data (unaudited)

The following unaudited financial information for the years ended December 28, 2013 and December 29, 2012 represent the combined results of our operations as if the Calypso Soft Drinks Acquisition had occurred on December 31, 2011. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such period.

	For the Year Ended
(in millions of U.S. dollars, except share amounts)	December 28, 2013	December 29, 2012
Revenue	$2,121.5	$2,309.7
Net income	18.9	48.2
Net income per common share, diluted	$0.20	$0.51

Note 3—Restructuring

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance and other employment related costs. In June 2013, we implemented one such program (the “2013 Restructuring Plan”), which consisted primarily of headcount reductions. For the year ended December 28, 2013, we incurred charges of approximately $2.0 million related primarily to employee redundancy costs.

The following table summarizes restructuring, asset impairment and intangible asset impairment charges for the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011

Restructuring	$2.0	$—	$—
Asset impairments	—	—	0.6
Intangible asset impairments	—	—	1.4

	$2.0	$—	$2.0

As of December 28, 2013, December 29, 2012 and December 31, 2011, no amounts are owed under our restructuring plans.

Year ended December 28, 2013

The following table summarizes restructuring charges on a reporting segment basis for the year ended December 28, 2013.

(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total

Restructuring	$1.0	$0.7	$0.3	$2.0

	$1.0	$0.7	$0.3	$2.0

Year ended December 31, 2011

The following table summarizes our asset impairment charges on a reporting segment basis for the year ended December 31, 2011.

(in millions of U.S. dollars)	North America	All Other	Total

Asset impairments	$—	$0.6	$0.6
Intangible asset impairments	1.4	—	1.4

	$1.4	$0.6	$2.0

Asset impairments - In 2011, we recorded an asset impairment charge of $1.4 million related primarily to customer relationships. Also, in 2011, we recorded a $0.6 million impairment of long-lived assets related to a production plant in Mexico that ceased operations.

Note 4—Other Expense (Income), Net

The following table summarizes other expenses and (income) for the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011

Foreign exchange loss	$0.2	$0.8	$2.2
Gain on bargain purchase	—	(0.9)	—
Proceeds from insurance recoveries	(0.1)	(1.9)	—
Bond redemption	8.7	—	—
Write-off of financing fees and discount	4.0	—	—

Total	$12.8	$(2.0)	$2.2

Note 5—Interest Expense

The following table summarizes interest expense for the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011

Interest on long-term debt	$47.4	$49.4	$50.1
Other interest expense	4.2	4.8	7.0

Total	$51.6	$54.2	$57.1

Note 6—Income Tax Expense (Benefit)

Income before income taxes consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011

Canada	$30.7	$22.9	$20.1
Outside Canada	(6.5)	34.0	20.4

Income before income taxes	$24.2	$56.9	$40.5

Income tax expense (benefit) consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011

Current
Canada	$(0.3)	$2.4	$2.2
Outside Canada	(0.4)	(1.6)	0.5

	$(0.7)	$0.8	$2.7

Deferred
Canada	$(0.6)	$0.6	$0.8
Outside Canada	3.5	3.2	(4.2)

	$2.9	$3.8	$(3.4)

Income tax expense (benefit)	$2.2	$4.6	$(0.7)

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011

Income tax expense based on Canadian statutory rates	$6.1	$14.4	$10.9
Foreign tax rate differential	(0.7)	1.2	(3.0)
Tax exempt income	(15.1)	(14.8)	(14.2)
Dividend income	—	0.7	1.0
Changes in enacted tax rates	(1.5)	(0.8)	(0.8)
Increase in valuation allowance	12.5	4.0	10.3
Increase (decrease) to uncertain tax positions	0.8	(0.8)	(0.9)
Non-controlling interests	(1.8)	(1.6)	(1.3)
Other items	1.9	2.3	(2.7)

Income tax expense (benefit)	$2.2	$4.6	$(0.7)

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

(in millions of U.S. dollars)	December 28, 2013	December 29, 2012

Deferred tax assets
Loss carryforwards	$64.1	$53.8
Leases	3.8	4.1
Property, plant & equipment	5.9	4.5
Liabilities and reserves	13.4	12.0
Stock options	1.9	0.9
Inventories	1.8	3.7
Other	4.6	4.1

	95.5	83.1

Deferred tax liabilities
Property, plant & equipment	(54.2)	(63.6)
Intangible assets	(25.0)	(15.9)
Other	(1.0)	(0.8)

	(80.2)	(80.3)

Valuation allowance	(45.2)	(27.5)

Net deferred tax liability	$(29.9)	$(24.7)

The increase in the valuation allowance from December 29, 2012 to December 28, 2013 was primarily the result of additional allowances booked in the U.S and Mexico.

The deferred tax assets and liabilities have been classified as follows on the Consolidated Balance Sheets:

(in millions of U.S. dollars)	December 28, 2013	December 29, 2012

Deferred tax assets:
Current	$8.2	$11.1
Long-term	3.6	3.3
Deferred tax liabilities:
Current	$(0.2)	$—
Long-term	(41.5)	(39.1)

Net deferred tax liability	$(29.9)	$(24.7)

As a result of certain realization requirements of ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 28, 2013 and December 29, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 28, 2013, equity will be increased by $2.8 million if and when such deferred tax assets are ultimately realized.

At December 28, 2013, undistributed earnings of our foreign operations were considered to be permanently reinvested. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. The determination of the amount of deferred taxes on these earnings is not practicable because the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

As of December 28, 2013, we have operating loss carryforwards totaling $357.1 million, credit carryforwards totaling $1.5 million and capital loss carryforwards totaling $15.8 million. The operating loss carryforward amount was attributable to Mexico operating loss carryforwards of $22.6 million that will expire from 2018 to 2023 and U.S. federal and state operating loss carryforwards of $121.0 million and $213.5 million, respectively. The U.S. federal operating loss carryforwards will expire from 2027 to 2033 and the state operating loss carryforwards will expire from 2014 to 2033.

The credit carryforward amount was attributable to a U.S. federal alternative minimum tax credit carryforward of $0.7 million with an indefinite life and U.S. state credit carryforwards of $0.8 million that will expire from 2014 to 2018. The capital loss carryforward is attributable to a Canadian capital loss of $10.7 million and a U.K. capital loss of $5.1 million, both with an indefinite life.

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to uncertainty resulting from the lack of sustained taxable income in recent years in the U.S. and Mexico, we have determined that it is more likely than not that the benefit from net operating loss carryforwards and other net deferred tax assets in these jurisdictions will not be realized in the future. In recognition of this risk, we have provided a valuation allowance of $31.9 million and $9.6 million to reduce our deferred tax assets in the U.S. and Mexico, respectively.

Additionally, we have determined that it is more likely than not that the benefit from our capital losses in Canada and the U.K. will not be realized in the future due to the uncertainty regarding potential future capital gains in each jurisdiction. In recognition of this risk, we have provided a valuation allowance of $2.7 million on our Canadian capital losses and $1.0 million on our U.K. capital losses.

If our assumptions change and we determine we will be able to realize these deferred tax assets, an income tax benefit of $45.2 million will be realized as a result of the reversal of the valuation allowance at December 28, 2013.

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011
Unrecognized tax benefits at beginning of year	$9.2	$9.0	$13.3
Additions based on tax positions taken during a prior period	0.2	0.1	0.2
Reductions based on tax positions taken during a prior period	—	(2.2)	—
Settlement on tax positions taken during a prior period	(1.2)	—	(5.8)
Lapse in statute of limitations	—	(0.1)	—
Additions based on tax positions taken during the current period	2.4	2.2	1.7
Foreign exchange	(0.1)	0.2	(0.4)

Unrecognized tax benefits at end of year	$10.5	$9.2	$9.0

As of December 28, 2013, we had $10.5 million of unrecognized tax benefits, a net increase of $1.3 million from $9.2 million as of December 29, 2012. If we recognized our tax positions, approximately $4.8 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.9 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recovered nil, $0.2 million and $0.2 million of interest and penalties during the year ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The amount of interest and penalties recognized as an asset in the Consolidated Balance Sheets for 2013 and 2012 was $0.1 million and $0.1 million, respectively.

Years prior to 2008 are closed to audit by the Internal Revenue Service. Years prior to 2008 are closed to audit by U.S. state jurisdictions. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2005 through 2008. Years prior to 2005 are closed to audit by the CRA. We are currently under audit in Mexico by the Servicio de Administracion Tributaria (“SAT”) for the 2011 tax year. Years prior to 2008 are closed to audit by both the U.K. and Mexico tax authorities.

Note 7—Share based Compensation

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

The table below summarizes the share-based compensation expense for the years ended December 28, 2013, December 29, 2012, and December 31, 2011. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) or Amended and Restated Equity Plan (as defined below), as the case may be, (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be, (iii) “Stock options” mean non-qualified stock options granted under the Amended and Restated Equity Plan, the 2010 Equity Incentive Plan, or the Option Plan, as the case may be, and (iv) “Directors’ share awards” mean common shares issued in consideration of the annual board retainer fee to non-management members of our board of directors under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be.

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011
Stock options	$0.8	$0.4	$—
Performance-based RSUs	0.2	0.7	(1.2)
Time-based RSUs	2.2	3.1	3.4
Directors’ share awards	0.8	0.7	0.7

Total	$4.0	$4.9	$2.9

During the third quarter of 2011, we concluded that it was no longer probable that the targets established for the Performance-based RSUs awarded in 2011 would be met, and we no longer expect these awards to ultimately vest. Accordingly, we recorded an adjustment to reverse $3.3 million in compensation costs that had been recorded to date for the Performance-based RSUs awarded in 2010 and 2011. During the fourth quarter of 2013, we concluded that it was no longer probable that the targets established for the Performance-based RSUs awarded in 2013 would be met, and we no longer expect these awards to ultimately vest. We continue to accrue the compensation expense for the Performance-based RSUs awarded in 2012.

As of December 28, 2013, the unrecognized share-based compensation expense and years we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of December 28, 2013	Weighted average years expected to recognize compensation

Stock options	$1.7	1.7
Performance-based RSUs	0.5	1.0
Time-based RSUs	3.4	1.8

Total	$5.6

Stock Options

Subsequent to the adoption of the 2010 Equity Incentive Plan, which was amended and restated by the Amended and Restated Equity Plan (as defined below), the Human Resources and Compensation Committee of the board of directors (“HRCC”) determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the Option Plan. In connection with the termination of the Option Plan, outstanding options will continue in accordance with the terms of the Option Plan until vested, paid out, forfeited or terminated, as applicable. No further awards have been granted under the Option Plan. Future awards, including any awards of options, are expected to be governed by the terms of the Company’s Amended and Restated Equity Plan.

On February 14, 2013, our board of directors adopted an amendment and restatement of the 2010 Equity Incentive Plan (the “Amended and Restated Equity Plan”), pursuant to which the 2010 Equity Incentive Plan was amended and restated to, among other things, increase the number of shares that may be issued under the plan to 12,000,000 shares and to provide that the number of shares available for issuance will be reduced 2.0 shares for each share issued pursuant to a “full-value” award (i.e., an award other than an option or stock appreciation right) after the effective date of the amendment and restatement. The Amended and Restated Equity Plan was approved by Cott’s shareowners on April 30, 2013. Awards made in 2011 and 2012 prior to the amendment and restatement are generally governed by the 2010 Equity Incentive Plan.

During 2013, approximately 392,000 options were granted to certain of our employees under the Amended and Restated Equity Plan at an exercise price of $9.29 per share (C$9.36 at date of issuance). The fair value of the option grant was estimated to be $4.10 using the Black-Scholes option pricing model. During 2012, approximately 385,000 options were granted to certain of our employees under the 2010 Equity Incentive Plan at an exercise price of $6.58 per share (C$6.47 at date of issuance). The fair value of the option grant was estimated to be $4.04 using the Black-Scholes option pricing model.

No options were granted during the year ended December 31, 2011. The fair value of each option granted during the years ended December 28, 2013 and December 29, 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Risk-free interest rate	1.7%	2.4%	n/a
Average expected life (years)	10.0	6.5	n/a
Expected volatility	32.3%	66.4%	n/a
Expected dividend yield	—	—	n/a

Stock option activity was as follows:

	Shares (in thousands)	Weighted average exercise price (C$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (C$) (in thousands)
Balance at January 1, 2011	704	$16.67	4.2	$625.0

Exercised	(275)	1.32
Forfeited or expired	(145)	38.27

Balance at December 31, 2011	284	$20.47	1.7	$263.0

Granted	385	6.47
Forfeited or expired	(201)	24.40

Balance at December 29, 2012	468	$7.28	7.3	$819.9

Granted	392	9.36
Forfeited or expired	(30)	6.47

Balance at December 28, 2013	830	$8.29	7.6	$1,068.7

Vested at December 28, 2013	125	$9.49	1.1	$386.3

Exercisable at December 28, 2013	125	$9.49	1.1	$386.3

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on the Toronto Stock Exchange on December 28, 2013, which was C$8.65 (December 29, 2012— C$7.90; December 31, 2011—C$6.40), and the exercise price, multiplied by the number of in-the-money stock options as of the same date. There were no stock options exercised during the years ended December 28, 2013 and December 29, 2012. The total intrinsic value of stock options exercised during the year ended December 31, 2011 was $0.4 million.

Total compensation cost related to unvested awards under the option plan not yet recognized is $1.7 million. The total fair value of shares that vested during the year ended December 28, 2013 was nil.

Outstanding options at December 28, 2013 were as follows:

	Options Outstanding			Options Exercisable
Exercise Prices (C$)	Number Exercisable (in thousands)	Remaining Contractual Life (Years)	Weighted Average Exercise Price (C$)	Number Exercisable (in thousands)	Weighted Average Exercise Price (C$)
$3.50	75	1.6	$3.50	75	$3.50
$6.47	313	8.2	$6.47	—	$—
$9.36	392	9.3	$9.36	—	$—
$18.48	50	0.3	$18.48	50	$18.48

	830	7.6	$8.29	125	$9.49

Long-Term Incentive Plans

Amended and Restated Equity Plan

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

On February 14, 2013, our board of directors adopted the Amended and Restated Equity Plan, pursuant to which the 2010 Equity Incentive Plan was amended and restated to, among other things, increase the number of shares that may be issued under the plan to 12,000,000 shares and to provide that the number of shares available for issuance will be reduced 2.0 shares for each share issued pursuant to a “full-value” award (i.e., an award other than an option or stock appreciation right) after the effective date of the amendment and restatement. The Amended and Restated Equity Plan was approved by Cott’s shareowners on April 30, 2013.

Awards under the Amended and Restated Equity Plan may be in the form of incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares, performance units, stock appreciation rights, and stock payments to employees, directors and outside consultants. The Amended and Restated Equity Plan is administered by the HRCC or any other board committee as may be designated by the board from time to time.

On May 2, 2013, we granted 87,190 common shares to the non-management members of our board of directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $0.8 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

In 2013, we granted 247,181 Performance-based RSUs, 382,452 Time-based RSUs and 392,131 stock options to certain of our employees. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on December 30, 2012 and ending on the last day of our 2015 fiscal year. The amount of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the period beginning on December 30, 2012 and ending on the last day of our 2015 fiscal year. The Time-based RSUs and the stock options vest on the last day of our 2015 fiscal year.

On May 3, 2012, we granted 96,010 common shares to the non-management members of our board of directors under the 2010 Equity Incentive Plan with a grant date fair value of approximately $0.7 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

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

On May 6, 2011, we granted 76,110 common shares to the non-management members of our board of directors under the 2010 Equity Incentive Plan with a grant date fair value of approximately $0.7 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

In 2011, we granted 592,163 Performance-based RSUs and 151,545 Time-based RSUs to certain of our employees. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on January 2, 2011 and ending on the last day of our 2013 fiscal year. The performance targets established for these Performance-based RSUs were not met, and as a result, such awards did not vest. The Time-based RSUs vested on the last day of our 2013 fiscal year and during January 2014 we issued 71,204 shares, net of shares withheld to satisfy the employees’ tax obligations.

During the year ended December 28, 2013, Performance-based RSU and Time-based RSU activity was as follows:

(in thousands)	Number of Performance- based RSUs	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs	Weighted Average Grant-Date Fair Value

Balance at December 29, 2012	825	$7.82	529	$7.20
Awarded	247	9.29	382	9.29
Issued	—	—	(32)	7.40
Cancelled	(508)	8.54	—	—
Forfeited	(30)	7.87	(48)	7.30

Outstanding at December 28, 2013	534	$7.81	831	$8.04

Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are cancelled or settled without the issuance of shares return to the pool of shares available for issuance under the Amended and Restated Equity Plan. As of December 28, 2013, there were 7,619,472 shares available for future issuance under the Amended and Restated Equity Plan.

Average Canadian—U.S. Dollar Exchange Rates for 2013, 2012 and 2011

The weighted average exercise prices for options in this Note are disclosed in Canadian dollars. The table below represents the average Canadian dollar to U.S. dollar exchange rate for the fiscal years ended 2013, 2012 and 2011.

	For the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Average exchange rate	$0.973	$1.000	$1.012

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Weighted average number of shares outstanding - basic	94,750	94,553	94,241
Dilutive effect of stock options	55	32	33
Dilutive effect of Performance-based RSUs	303	58	727
Dilutive effect of Time-based RSUs	525	132	—

Adjusted weighted average number of shares outstanding - diluted	95,633	94,775	95,001

At December 28, 2013, options to purchase 830,000 (December 29, 2012—468,000; December 31, 2011—284,000) shares of common stock at a weighted average exercise price of C$8.29 (December 29, 2012— C$7.28; December 31, 2011—C$20.47) per share were outstanding, of which 442,131 (December 29, 2012—50,000; December 31, 2011—209,000) were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares. Shares purchased on the open market and held by independent trusts are categorized as treasury shares under applicable accounting rules. No shares were held in treasury at December 28, 2013. In 2012, we utilized such shares to satisfy the vesting of Time-based RSU’s granted in 2010. For the year ended December 31, 2011, we excluded 674,397 treasury shares held in various trusts from the calculation of basic and diluted earnings per share.

Note 9—Segment Reporting

Our business operates through three reporting segments—North America (which includes our U.S. operating segment and Canada operating segment), U.K. (which includes our United Kingdom reporting unit and our Continental European reporting unit), and All Other (which includes our Mexico operating segment, our RCI operating segment and other Miscellaneous Expenses). Corporate is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. The primary measures used in evaluating our reporting segments are revenues, operating income (loss), and additions to property, plant and equipment, which have been included as part of our segment disclosures listed below. During the fourth quarter of 2013, management reviewed our reporting segments and subsequently combined our Mexico and RCI reporting segments with the segment previously classified as All Other into one segment classified as All Other. Prior year information has been updated to reflect the change in our reporting segments.

	December 28, 2013
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Corporate	Total
External revenue[1]	$1,535.2	$494.3	$64.5	$—	$2,094.0
Depreciation and amortization	84.4	14.2	2.2	—	100.8
Operating income (loss)	67.5	25.6	7.2	(11.7)	88.6
Property, plant and equipment	363.3	111.0	9.4	—	483.7
Goodwill	124.0	8.8	4.5	—	137.3
Intangibles and other assets	268.2	27.7	0.3	—	296.2
Total assets[2]	1,089.5	296.3	40.3	—	1,426.1
Additions to property, plant and equipment	41.9	12.4	1.3	—	55.6

1.	Intersegment revenue between North America and the other reporting segments was $21.0 million for the year ended December 28, 2013.
2.	Excludes intersegment receivables, investments and notes receivable.

	December 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Corporate	Total
External revenue[1]	$1,707.4	$473.2	$70.0	$—	$2,250.6
Depreciation and amortization	82.7	13.2	1.8	—	97.7
Operating income (loss)	90.4	27.1	4.3	(12.1)	109.7
Property, plant and equipment	382.1	99.5	9.3	—	490.9
Goodwill	125.8	—	4.5	—	130.3
Intangibles and other assets	301.1	13.9	0.4	—	315.4
Total assets[2]	1,246.7	273.8	45.4	—	1,565.9
Additions to property, plant and equipment	52.9	14.3	2.5	—	69.7

1.	Intersegment revenue between North America and the other reporting segments was $16.4 million for the year ended December 29, 2012.
2.	Excludes intersegment receivables, investments and notes receivable.

	December 31, 2011
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Corporate	Total
External revenue[1]	$1,809.3	$447.9	$77.4	$—	$2,334.6
Depreciation and amortization	80.0	13.2	2.1	—	95.3
Asset impairments	—	—	0.6	—	0.6
Intangible asset impairments	1.4	—	—	—	1.4
Operating income (loss)	81.3	27.5	2.8	(10.9)	100.7
Property, plant and equipment	383.1	89.8	9.3	—	482.2
Goodwill	125.1	—	4.5	—	129.6
Intangibles and other assets	326.1	14.6	0.4	—	341.1
Total assets[2]	1,231.3	237.0	40.6	—	1,508.9
Additions to property, plant and equipment	39.1	9.5	0.2	—	48.8

1.	Intersegment revenue between North America and the other reporting segments was $14.7 million for the year ended December 31, 2011.
2.	Excludes intersegment receivables, investments and notes receivable.

For the year ended December 28, 2013, sales to Walmart accounted for 30.1% (2012—31.0%; 2011—31.6%) of our total revenue, 36.1% of our North America reporting segment revenue (2012—36.3%; 2011—35.9%), 14.8% of our U.K. reporting segment revenue (2012—14.9%; 2011—14.6%) and 3.9% of our All Other reporting segment revenue (2012—12.0%; 2011—30.0%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011
United States	$1,376.9	$1,509.1	$1,610.5
Canada	204.1	244.2	249.0
United Kingdom	494.3	473.2	447.9
Mexico	27.6	38.8	51.8
RCI	36.9	31.2	25.6
Elimination[1]	(45.8)	(45.9)	(50.2)

Total	$2,094.0	$2,250.6	$2,334.6

1.	Represents intercompany revenue among our operating segments, of which $21.0 million, $16.4 million and $14.7 million represents intersegment revenue between the North America reporting segment and our other operating segments for December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Revenues by product by reporting segment were as follows:

	For the Year Ended December 28, 2013
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$586.5	$159.5	$10.8	$756.8
Juice	488.4	31.8	2.9	523.1
Concentrate	12.0	2.2	27.0	41.2
All other products	448.3	300.8	23.8	772.9

Total	$1,535.2	$494.3	$64.5	$2,094.0

	For the Year Ended December 29, 2012
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$698.0	$160.9	$21.9	$880.8
Juice	527.2	14.0	2.7	543.9
Concentrate	12.3	2.2	29.1	43.6
All other products	469.9	296.1	16.3	782.3

Total	$1,707.4	$473.2	$70.0	$2,250.6

	For the Year Ended December 31, 2011
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$731.4	$179.2	$39.6	$950.2
Juice	587.7	12.3	2.7	602.7
Concentrate	9.1	2.8	25.6	37.5
All other products	481.1	253.6	9.5	744.2

Total	$1,809.3	$447.9	$77.4	$2,334.6

Property, plant and equipment by geographic area as of December 28, 2013 and December 29, 2012 were as follows:

(in millions of U.S. dollars)	December 28, 2013	December 29, 2012
United States	$319.5	$333.7
Canada	43.8	48.4
United Kingdom	111.0	99.5
Mexico	9.4	9.3

Total	$483.7	$490.9

Note 10—Accounts Receivable, Net

The following table summarizes accounts receivable, net as of December 28, 2013 and December 29, 2012:

(in millions of U.S. dollars)	December 28, 2013	December 29, 2012
Trade receivables	$199.5	$199.5
Allowance for doubtful accounts	(5.8)	(6.8)
Other	10.7	6.7

Total	$204.4	$199.4

Note 11—Inventories

The following table summarizes inventories as of December 28, 2013 and December 29, 2012:

(in millions of U.S. dollars)	December 28, 2013	December 29, 2012
Raw materials	$89.0	$93.4
Finished goods	126.3	111.6
Other	17.8	19.8

Total	$233.1	$224.8

Note 12—Property, Plant & Equipment

The following table summarizes property, plant and equipment as of December 28, 2013 and December 29, 2012:

	December 28, 2013			December 29, 2012
(in millions of U.S. dollars)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land and Land Improvements	$28.1	$—	$28.1	$27.3	$—	$27.3
Buildings	162.6	74.2	88.4	167.2	68.0	99.2
Machinery and equipment	725.4	395.1	330.3	692.8	376.3	316.5
Plates, films and molds	42.7	32.5	10.2	42.1	30.9	11.2
Vending	12.1	11.2	0.9	12.9	11.6	1.3
Transportation equipment	0.7	0.6	0.1	0.6	0.6	—
Leasehold improvements	36.5	23.1	13.4	39.4	22.5	16.9
IT Systems	8.9	7.3	1.6	8.2	7.0	1.2
Furniture and fixtures	10.3	8.8	1.5	10.2	9.0	1.2
Capital leases	14.3	5.1	9.2	20.1	4.0	16.1

Total	$1,041.6	$557.9	$483.7	$1,020.8	$529.9	$490.9

Depreciation expense for the year ended December 28, 2013 was $69.4 million ($66.0 million—December 29, 2012; $63.5 —December 31, 2011).

Note 13—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of December 28, 2013 and December 29, 2012:

	December 28, 2013			December 29, 2012
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0	$45.0	$—	$45.0

Subject to amortization
Customer relationships	379.5	167.5	212.0	367.5	142.5	225.0
Trademarks	32.6	25.2	7.4	28.8	23.3	5.5
Information technology	50.4	32.9	17.5	65.2	50.2	15.0
Other	6.6	4.0	2.6	11.9	8.5	3.4

	469.1	229.6	239.5	473.4	224.5	248.9

	514.1	229.6	284.5	518.4	224.5	293.9

Other Assets
Financing costs	26.3	16.2	10.1	24.4	11.1	13.3
Deposits	1.1	—	1.1	7.2	—	7.2
Other	0.9	0.4	0.5	1.3	0.3	1.0

	28.3	16.6	11.7	32.9	11.4	21.5

Total Intangibles & Other Assets	$542.4	$246.2	$296.2	$551.3	$235.9	$315.4

Amortization expense of intangible and other assets was $34.2 million during 2013 ($35.4 million—December 29, 2012; $35.7 million—December 31, 2011). Amortization of intangibles includes $2.9 million ($2.9 million—December 29, 2012; $2.7 million—December 31, 2011) relating to information technology assets and $2.8 million ($3.7 million—December 29, 2012; $3.9 million—December 31, 2011) relating to deferred financing assets.

The estimated amortization expense for intangible and other assets over the next five years is:

(in millions of U.S. dollars)
2014	$30.9
2015	28.9
2016	25.2
2017	21.9
2018	20.9
Thereafter	111.7

Total	$239.5

Note 14—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of December 28, 2013 and December 29, 2012:

(in millions of U.S. dollars)	December 28, 2013	December 29, 2012
Trade payables	$197.3	$166.9
Deferred income taxes	0.2	—
Accrued compensation	19.1	38.5
Accrued sales incentives	28.4	27.3
Accrued interest	11.2	12.8
Payroll, sales and other taxes	14.8	12.3
Other accrued liabilities	27.2	29.9

Total	$298.2	$287.7

Note 15—Debt

Our total debt as of December 28, 2013 and December 29, 2012 was as follows

(in millions of U.S. dollars)	December 28, 2013	December 29, 2012
8.375% senior notes due in 2017[1]	15.0	215.0
8.125% senior notes due in 2018	375.0	375.0
ABL facility	50.8	—
GE Term Loan	10.3	9.9
Capital leases and other debt financing	7.2	5.9

Total debt	458.3	605.8
Less: Short-term borrowings and current debt:
ABL facility	50.8	—

Total short-term borrowings	50.8	—
GE Term Loan - current maturities	1.9	0.9
Capital leases and other financing - current maturities	2.0	1.0

Total current debt	54.7	1.9
Long-term debt before discount	403.6	603.9
Less discount on 8.375% notes	(0.1)	(2.1)

Total long-term debt	$403.5	$601.8

1.	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long Term Debt (incl. current)
2014	$54.7
2015	4.2
2016	3.5
2017	17.8
2018	377.2
Thereafter	0.9

$458.3

Asset-Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as Agent that created an asset-based lending credit facility (the “ABL facility”) to provide financing for our North America, U.K. and Mexico operations. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the issuance of the 2018 Notes and the application of net proceeds therefrom, the underwritten public offering of 13,340,000 common shares at a price of $5.67 per share and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility.

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date to either July 19, 2017 or, if we have not redeemed, repurchased or refinanced the 2017 Notes (as defined below) by May 1, 2017, May 15, 2017. We incurred $1.2 million of financing fees in connection with the amendment of the ABL facility. This amendment was considered to be a modification of the original agreement under generally accepted accounting standards.

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300.0 million, as well an increase to the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350.0 million, subject to certain conditions, (2) extend the maturity date to the earliest of (i) October 22, 2018, (ii) May 15, 2017, if we have not redeemed, repurchased or refinanced the 2017 Notes by May 1, 2017, or (iii) March 1, 2018, if we have not redeemed, repurchased or refinanced the 2018 Notes by February 15, 2018, and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.7 million of financing fees in connection with the amendment of the ABL facility. This amendment was considered to be a modification of the original agreement under generally accepted accounting standards.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendment of the ABL facility on July 19, 2012 and on October 22, 2013, are being amortized using the straight line method over the duration of the amended ABL facility.

As of December 28, 2013, we had $50.8 million of outstanding borrowings under the ABL. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $7.5 million of letters of credit, was $180.0 million as of December 28, 2013.

The effective interest rate as of December 28, 2013 on LIBOR and Prime loans is based on average aggregate availability as follows:

Average Aggregate Availability (in millions of U.S. dollars)	ABR Spread	Canadian Prime Spread	Eurodollar Spread	CDOR Spread	Overnight LIBOR
Over $150	0.25%	0.25%	1.75%	1.75%	1.75%
$75 - $150	0.50%	0.50%	2.00%	2.00%	2.00%
Under $75	0.75%	0.75%	2.25%	2.25%	2.25%

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

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments as well as approximately $4.5 million in deferred financing fees, discount charges and other bond redemption costs.

On February 19, 2014, we redeemed all $15.0 million in aggregate principal amount of the remaining outstanding 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as approximately $0.3 million in deferred financing fees and discount charges.

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with GE Capital for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by General Capital at 5.23% interest.

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

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0, effective when and if excess availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $30.0 million. If excess availability is less than the greater of 12.5% of the lenders’ commitments under the ABL facility or $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of December 28, 2013.

Note 16—Benefit Plans

We maintain three defined benefit plans resulting from prior acquisitions that cover certain employees at one plant in the United States under a collective bargaining agreement (“U.S. Plan”) and certain employees of Cott Beverages Limited and Cooke Bros. Limited in the United Kingdom (“U.K. Plans”). Retirement benefits for employees covered by the U.S. Plan are based on years of service multiplied by a monthly benefit factor. The monthly benefit for employees under the U.K. Plans is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. All plans are closed to new participants. The Cooke Bros. Limited Plan is frozen and was acquired as part of the Calypso Soft Drinks Acquisition. We use a December 28th measurement date for all of our plans.

Obligations and Funded Status

The following table summarizes the change in the benefit obligation, change in plan assets and unfunded status of the three plans as of December 28, 2013 and December 29, 2012:

(in millions of U.S. dollars)	December 28, 2013	December 29, 2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$41.8	$39.3
Transfer in	17.8	—
Service cost	0.5	0.5
Interest cost	2.4	1.9
Plan participant contributions	0.1	0.1
Benefit payments	(1.5)	(0.9)
Actuarial losses (gains)	0.7	(0.6)
Translation losses (gains)	0.7	1.5

Benefit obligation at end of year	$62.5	$41.8

Change in Plan Assets
Plan assets beginning of year	$33.2	$27.5
Transfer in	11.1	—
Employer contributions	3.0	2.0
Plan participant contributions	0.1	0.1
Benefit payments	(1.5)	(0.9)
Actual return on plan assets	3.1	3.5
Translation (gains) losses	0.6	1.0

Fair value at end of year	$49.6	$33.2

Funded Status of Plan
Projected benefit obligation	$(62.5)	$(41.8)
Fair value of plan assets	49.6	33.2

Unfunded status	$(12.9)	$(8.6)

The accumulated benefit obligation for the defined benefit pension plans equaled $59.1 million and $38.8 million at the end of 2013 and 2012, respectively.

Periodic Pension Costs

The components of net periodic pension cost were as follows:

	For the Years Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011
Service cost	$0.5	$0.5	$0.5
Interest cost	2.4	1.9	1.9
Expected return on plan assets	(2.4)	(1.7)	(1.9)
Amortization of prior service costs	0.1	0.1	0.1
Amortization of net loss	0.3	1.0	0.5

Net periodic pension cost	$0.9	$1.8	$1.1

Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	For the Years Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012	December 31, 2011
Unamortized prior service cost	$(0.2)	$(0.3)	$(0.4)
Unrecognized net actuarial gain	5.7	5.3	8.5

Unamortized prior service benefit	$5.5	$5.0	$8.1

Assumptions

Assumptions used to determine benefit obligations at year-end:

	December 28, 2013	December 29, 2012	December 31, 2011
Discount rate	4.5%	4.5%	4.5%

Assumptions used to determine net periodic benefit cost at year-end:

	December 28, 2013	December 29, 2012	December 31, 2011
U.K. Plans
Discount rate	4.5%	4.6%	5.4%
Expected long-term rate of return on plan assets	6.1%	5.7%	6.9%
Inflation factor	2.3%	3.3%	3.7%

U.S. Plan
Discount rate	4.4%	3.5%	4.1%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%

The discount rate for the U.S. Plan is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits for this type of plan. The discount rate of the U.K. Plans for 2012 and 2011 were based on a model portfolio of AA rated bonds, using the redemption yields on the constituent stocks of the Merrill Lynch index with a maturity matched to the estimated future pension benefits. The discount rate of the U.K. Plans for 2013 is based on the Annualized yield of the Aon Hewitt GBP Select AA Curve. The weighted average return for the plans for the year ended December 28, 2013 was 7.6%. The expected returns under the U.S. Plan and the U.K. Plans on plan assets are based on our expectation of the long-term average rate of return on assets in the pension funds, which is based on the allocation of assets.

Asset Mix

Our pension plan weighted-average asset allocations by asset category were as follows:

	December 28, 2013	December 29, 2012
U.K. Plans
Equity securities	59.2%	59.0%
Debt securities	37.8%	40.6%
Cash	3.0%	0.4%

U.S. Plan
Equity securities	67.0%	65.2%
Debt securities	32.4%	32.4%
Cash	0.6%	2.3%

Plan Assets

Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, but listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. (The target allocation percentages for the Cooke Bros. Limited Plan assets are 80% in equity securities and 20% in debt securities. The target allocation percentages for the Cott Beverages Limited Plan assets are 60% in equity securities and 40% in debt securities. The target allocation percentages for the U.S. Plan assets are 50% in equity securities and 50% in debt securities. None of our equity or debt securities are included in plan assets.)

Cash Flows

We expect to contribute $3.1 million to the pension plans during the 2014 fiscal year.

The following benefit payments are expected to be paid:

(in millions of U.S. dollars)
Expected benefit payments
FY 2014	$1.7
FY 2015	1.8
FY 2016	1.9
FY 2017	1.9
FY 2018	2.0
FY 2019 through FY 2021	10.2

Cott primarily maintains defined contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $4.8 million for the year ended December 28, 2013 ($6.9 million—December 29, 2012; $6.4 million—December 31, 2011).

The fair values of the Company’s pension plan assets at December 28, 2013 were as follows:

	December 28, 2013
(in millions of U.S. dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents:
Cash and cash equivalents	$1.3	$—	$—
Equities:
International mutual funds	21.1	—	—
Index mutual funds	6.8	—	—
U.S. mutual funds	1.1	—	—
Property	0.1	—	—
Balanced	0.4	—	—
Other	0.3	—	—
Fixed income:
Mutual funds	15.6	—	—
Insurance contract	—	2.9	—

Total	$46.7	$2.9	$—

The fair values of the Company’s pension plan assets at December 29, 2012 were as follows:

	December 29, 2012
(in millions of U.S. dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents:
Cash and cash equivalents	$0.1	$0.2	$—
Equities:
International mutual funds	12.6	—	—
Index mutual funds	5.6	—	—
U.S. mutual funds	0.9	—	—
Balanced	0.4	—	—
Other	0.3	—	—
Fixed income:
Mutual funds	12.9	—	—
Insurance contract	—	0.2	—

Total	$32.8	$0.4	$—

Note 17—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component1 for the year ended December 28, 2013 were as follows:

	December 28, 2013
(in millions of U.S. dollars)	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total

Beginning balance December 29, 2012	$0.2	$(9.1)	$(3.5)	$(12.4)

OCI before reclassifications	0.6	(0.2)	(5.1)	(4.7)
Amounts reclassified from AOCI	(0.6)	0.9	—	0.3

Net current-period OCI	—	0.7	(5.1)	(4.4)

Ending balance December 28, 2013	$0.2	$(8.4)	$(8.6)	$(16.8)

1.	All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income1 for the year ended December 28, 2013.

(in millions of U.S. dollars)	Amounts Reclassified From AOCI
Details About AOCI Components	For the Year Ended December 28, 2013	Affected Line Item in the Statement Where Net Income Is Presented

Gains and losses on derivative instruments
Foreign currency hedges	$0.6	Cost of sales

	$0.6	Total before taxes
	—	Tax (expense) or benefit

	$0.6	Net of tax

Amortization of pension benefit plan items
Prior service costs[2]	$(0.4)
Actuarial adjustments[2]	(0.1)
Actuarial (losses)/gains[2]	(0.1)

	(0.6)	Total before taxes
	(0.3)	Tax (expense) or benefit

	$(0.9)	Net of tax

Total reclassifications for the period	$(0.3)	Net of tax

1.	Amounts in parenthesis indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 18—Commitments and Contingencies

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

(in millions of U.S. dollars)
2014	$17.7
2015	16.5
2016	14.0
2017	11.3
2018	9.7
Thereafter	20.1

Total	$89.3

Operating lease expenses were:

(in millions of U.S. dollars)
Year ended December 28, 2013	$21.4
Year ended December 29, 2012	23.8
Year ended December 31, 2011	25.9

Total	$71.1

Operating lease expenses are shown net of sublease income of $0.3 million for 2013. As of December 28, 2013, we had commitments for capital expenditures of approximately $11.0 million.

On August 17, 2010, we completed the Cliffstar Acquisition, which included contingent consideration of up to $55.0 million. Contingent consideration of $34.9 million was ultimately paid to the seller of Cliffstar, and all claims for contingent consideration have been resolved as of December 28, 2013.

In June 2013, we completed the Calypso Soft Drinks Acquisition which included deferred payments of $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date.

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $7.5 million in standby letters of credit outstanding as of December 28, 2013 ($11.0 million— December 29, 2012; $9.7 million—December 31, 2011).

We have future purchase obligations of $177.8 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.

Note 19—Shares Held in Trust treated as Treasury Shares

In May 2008, an independent trustee acting under certain of our benefit plans purchased 2.3 million of our common shares to be used to satisfy future liabilities under the PSU Plan and the Restated EISPP. During the year ended December 29, 2012, we distributed 0.7 million shares from the trust to satisfy certain 2010 Equity Incentive Plan obligations that had vested during the last quarter of 2012. As of December 28, 2013, there were no shares held in trust or accounted for as treasury shares under applicable accounting rules.

Note 20—Hedging Transactions and Derivative Financial Instruments

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the year ended December 28, 2013. The maximum length of time over which we hedge our exposure to future cash flows is typically one year.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional value of derivatives that have been designated and qualify for our foreign currency cash flow hedging program as of December 28, 2013 was approximately $3.6 million.

The fair value of the Company’s derivative instruments was $0.3 million as of December 28, 2013.

The settlement of our derivative instruments resulted in a credit to cost of sales of $0.6 million for the year ended December 28, 2013.

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

The fair value of our derivative asset represents a Level 2 instrument. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets as of December 28, 2013 and December 29, 2012 was $0.3 million and $0.1 million, respectively.

Fair value of financial instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of December 28, 2013 and December 29, 2012 were as follows:

	December 28, 2013		December 29, 2012
(in millions of U.S. dollars)	Carrying Value	Fair Value Value	Carrying Value	Fair Value
8.375% senior notes due in 2017[1]	15.0	15.6	215.0	234.4
8.125% senior notes due in 2018[1]	375.0	404.1	375.0	414.8

Total	$390.0	$419.7	$590.0	$649.2

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.

Fair value of contingent consideration

The fair value of the contingent consideration payable in the Cliffstar Acquisition was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of the contingent consideration as of December 29, 2012 was $0.6 million. There was no outstanding contingent consideration as of December 28, 2013, as all outstanding claims for contingent consideration by the seller of Cliffstar were favorably resolved by payment by Cott in February 2013 of approximately $0.6 million.

Note 22—Quarterly Financial Information (unaudited)

	Year ended December 28, 2013
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$505.4	$563.8	$543.2	$481.6	$2,094.0
Cost of sales	449.0	487.2	478.2	427.6	1,842.0

Gross Profit	56.4	76.6	65.0	54.0	252.0
Selling, general and administrative expenses	41.3	41.7	37.9	39.5	160.4
Loss (gain) on disposal of property, plant and equipment	—	0.3	1.1	(0.4)	1.0
Restructuring	—	2.0	—	—	2.0

Operating income	15.1	32.6	26.0	14.9	88.6

Net income (loss) attributed to Cott Corporation	$—	$16.5	$12.0	$(11.5)	$17.0

Per share data:
Net income (loss) per common share
Basic	$—	$0.17	$0.13	$(0.12)	$0.18

Diluted	$—	$0.17	$0.13	$(0.12)	$0.18

	Year ended December 29, 2012
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$523.8	$625.8	$583.8	$517.2	$2,250.6
Cost of sales	460.4	533.5	510.6	456.6	1,961.1

Gross Profit	63.4	92.3	73.2	60.6	289.5
Selling, general and administrative expenses	41.8	48.8	43.8	43.6	178.0
Loss on disposal of property, plant and equipment	0.6	0.3	0.8	0.1	1.8

Operating income	21.0	43.2	28.6	16.9	109.7

Net income attributed to Cott Corporation	$5.9	$25.1	$14.5	$2.3	$47.8

Per share data:
Net income per common share
Basic	$0.06	$0.27	$0.15	$0.02	$0.51

Diluted	$0.06	$0.26	$0.15	$0.02	$0.50

Note 23—Guarantor Subsidiaries

The 2017 Notes and 2018 Notes (together, the “Notes”) issued by our 100% owned subsidiary, Cott Beverages Inc., are guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other 100% owned direct and indirect subsidiaries (the “Guarantor Subsidiaries”). Cott Beverages Inc. and each Guarantor Subsidiary is 100% owned by Cott Corporation, the guarantees of the Notes by Cott Corporation and the Guarantor Subsidiaries are full and unconditional, and all such guarantees are joint and several. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

We have not presented separate financial statements and separate disclosures have not been provided concerning Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with SEC interpretations governing reporting of subsidiary financial information.

The following supplemental financial information sets forth on an unconsolidated basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and our other subsidiaries (the “Non-guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting. In the third quarter of 2012, we revised the financial statements of certain Non-guarantor Subsidiaries to properly reflect their capitalization and subsequent investment in certain Guarantor Subsidiaries resulting from a reorganization completed in connection with the Cliffstar

Acquisition. These Non-guarantor Subsidiaries, which have no business operations and no operating assets, hold, directly or indirectly, our investments in substantially all of the Guarantor Subsidiaries and for financial reporting purposes we have included these Non-guarantor Subsidiaries as Guarantor Subsidiaries in the supplemental financial information below for all periods presented.

We reclassified certain intercompany dividends previously reported in the Condensed Consolidating Statement of Cash Flows for each period included in our Annual Report on Form 10-K. These transactions represented intercompany dividends between Cott Corporation, Cott Beverages, Inc., the Guarantors and Non-Guarantors. The cash flows related to these transactions should have been classified as financing activities. These reclassifications do not change the total cash flows reported in each column presented in the Condensed Consolidating Statement of Cash Flows. We assessed the materiality of these items on our previously issued annual report and quarterly financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements taken as a whole. The statements of cash flows presented below for the periods ended December 28, 2013, December 29, 2012 and December 31, 2011 as revised, reflect the correct classification of intercompany dividends as financing activities.

Condensed Consolidating Statement of Operations

For the year ended December 28, 2013

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$170.9	$780.4	$1,022.3	$147.0	$(26.6)	$2,094.0
Cost of sales	149.0	673.9	916.6	129.1	(26.6)	1,842.0

Gross profit	21.9	106.5	105.7	17.9	—	252.0
Selling, general and administrative expenses	28.9	70.3	52.1	9.1	—	160.4
Loss on disposal of property, plant & equipment	0.1	0.3	0.5	0.1	—	1.0
Restructuring	0.5	0.5	0.7	0.3	—	2.0

Operating (loss) income	(7.6)	35.4	52.4	8.4	—	88.6
Other expense (income), net	0.4	12.5	(0.1)	—	—	12.8
Intercompany interest (income) expense, net	—	(12.0)	12.0	—	—	—
Interest expense, net	—	50.8	0.7	0.1	—	51.6

(Loss) income before income tax expense (benefit) and equity income (loss)	(8.0)	(15.9)	39.8	8.3	—	24.2
Income tax (benefit) expense	(0.8)	4.6	(2.0)	0.4	—	2.2
Equity income (loss)	24.2	5.2	(7.3)	—	(22.1)	—

Net income (loss)	$17.0	$(15.3)	$34.5	$7.9	$(22.1)	$22.0
Less: Net income attributable to non-controlling interests	—	—	—	5.0	—	5.0

Net income (loss) attributed to Cott Corporation	$17.0	$(15.3)	$34.5	$2.9	$(22.1)	$17.0

Comprehensive income (loss) attributed to Cott Corporation	$12.6	$(4.5)	$29.2	$5.2	$(29.9)	$12.6

Condensed Consolidating Statement of Operations

For the year ended December 29, 2012

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$201.8	$864.5	$1,042.8	$172.9	$(31.4)	$2,250.6
Cost of sales	165.3	730.4	940.8	156.0	(31.4)	1,961.1

Gross profit	36.5	134.1	102.0	16.9	—	289.5
Selling, general and administrative expenses	32.1	64.8	71.1	10.0	—	178.0
Loss on disposal of property, plant & equipment	—	0.7	0.6	0.5	—	1.8

Operating income	4.4	68.6	30.3	6.4	—	109.7
Contingent consideration earn-out adjustment	—	0.6	—	—	—	0.6
Other expense (income), net	0.4	(1.7)	(0.6)	(0.1)	—	(2.0)
Intercompany interest (income) expense, net	—	(11.0)	11.0	—	—	—
Interest expense, net	0.1	53.3	0.7	0.1	—	54.2

Income before income tax expense (benefit) and equity income (loss)	3.9	27.4	19.2	6.4	—	56.9
Income tax expense (benefit)	3.0	2.2	(0.7)	0.1	—	4.6
Equity income (loss)	46.9	5.0	30.5	—	(82.4)	—

Net income	$47.8	$30.2	$50.4	$6.3	$(82.4)	$52.3
Less: Net income attributable to non-controlling interests	—	—	—	4.5	—	4.5

Net income attributed to Cott Corporation	$47.8	$30.2	$50.4	$1.8	$(82.4)	$47.8

Comprehensive income (loss) attributed to Cott Corporation	$60.1	$52.6	$(33.7)	$(0.3)	$(18.6)	$60.1

Condensed Consolidating Statement of Operations

For the year ended December 31, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$207.0	$932.3	$1,065.7	$167.3	$(37.7)	$2,334.6
Cost of sales	167.8	825.5	951.7	150.7	(37.7)	2,058.0

Gross profit	39.2	106.8	114.0	16.6	—	276.6
Selling, general and administrative expenses	30.1	59.0	71.8	11.8	—	172.7
Loss on disposal of property, plant & equipment	—	0.4	0.8	—	—	1.2
Asset impairments
Asset impairments	—	—	—	0.6	—	0.6
Intangible asset impairments	—	1.4	—	—	—	1.4

Operating income	9.1	46.0	41.4	4.2	—	100.7
Contingent consideration earn-out adjustment	—	—	0.9	—	—	0.9
Other expense (income), net	1.6	(0.3)	0.2	0.7	—	2.2
Intercompany interest (income) expense, net	(3.5)	(4.1)	7.6	—	—	—
Interest expense, net	0.3	54.8	1.8	0.2	—	57.1

Income (loss) before income tax expense (benefit) and equity income (loss)	10.7	(4.4)	30.9	3.3	—	40.5
Income tax expense (benefit)	2.9	(0.8)	(3.3)	0.5	—	(0.7)
Equity income	29.8	4.2	0.8	—	(34.8)	—

Net income	$37.6	$0.6	$35.0	$2.8	$(34.8)	$41.2
Less: Net income attributable to non-controlling interests	—	—	—	3.6	—	3.6

Net income (loss) attributed to Cott Corporation	$37.6	$0.6	$35.0	$(0.8)	$(34.8)	$37.6

Comprehensive income (loss) attributed to Cott Corporation	$30.4	$(1.3)	$128.5	$2.6	$(129.8)	$30.4

Consolidating Balance Sheet

As of December 28, 2013

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$1.5	$1.1	$39.1	$5.5	$—	$47.2
Accounts receivable, net of allowance	19.0	114.1	229.8	15.5	(174.0)	204.4
Income taxes recoverable	0.4	0.7	—	—	—	1.1
Inventories	16.2	77.0	132.9	7.0	—	233.1
Prepaid expenses and other assets	2.1	10.1	7.0	0.1	—	19.3

Total current assets	39.2	203.0	408.8	28.1	(174.0)	505.1
Property, plant & equipment, net	47.9	190.2	235.7	9.9	—	483.7
Goodwill	25.8	4.5	107.0	—	—	137.3
Intangibles and other assets, net	1.3	88.0	196.2	10.7	—	296.2
Deferred income taxes	3.6	—	—	—	—	3.6
Other tax receivable	—	0.2	—	—	—	0.2
Due from affiliates	39.6	125.7	2.9	41.9	(210.1)	—
Investments in subsidiaries	507.8	246.7	697.7	—	(1,452.2)	—

Total assets	$665.2	$858.3	$1,648.3	$90.6	$(1,836.3)	$1,426.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$16.2	$34.6	$—	$—	$50.8
Current maturities of long-term debt	—	2.4	0.6	0.9	—	3.9
Accounts payable and accrued liabilities	25.5	214.4	225.6	6.7	(174.0)	298.2

Total current liabilities	25.5	233.0	260.8	7.6	(174.0)	352.9
Long-term debt	0.1	399.6	2.2	1.6	—	403.5
Deferred income taxes	—	32.0	9.1	0.4	—	41.5
Other long-term liabilities	0.1	2.8	19.4	—	—	22.3
Due to affiliates	43.1	1.6	128.1	37.3	(210.1)	—

Total liabilities	68.8	669.0	419.6	46.9	(384.1)	820.2
Equity
Capital stock, no par	392.8	509.4	1,557.5	82.5	(2,149.4)	392.8
Additional paid-in-capital	44.1	—	—	—	—	44.1
Retained earnings (deficit)	176.3	(344.1)	(322.1)	(49.8)	716.0	176.3
Accumulated other comprehensive (loss) income	(16.8)	24.0	(6.7)	1.5	(18.8)	(16.8)

Total Cott Corporation equity	596.4	189.3	1,228.7	34.2	(1,452.2)	596.4
Non-controlling interests	—	—	—	9.5	—	9.5

Total equity	596.4	189.3	1,228.7	43.7	(1,452.2)	605.9

Total liabilities and equity	$665.2	$858.3	$1,648.3	$90.6	$(1,836.3)	$1,426.1

Consolidating Balance Sheet

As of December 29, 2012

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$39.8	$37.5	$96.4	$5.7	$—	$179.4
Accounts receivable, net of allowance	18.4	111.5	122.3	16.2	(69.0)	199.4
Income taxes recoverable	—	0.9	0.2	0.1	—	1.2
Inventories	21.1	65.9	130.8	7.0	—	224.8
Prepaid expenses and other assets	2.5	13.4	4.3	0.1	—	20.3

Total current assets	81.8	229.2	354.0	29.1	(69.0)	625.1
Property, plant & equipment, net	50.7	188.4	242.0	9.8	—	490.9
Goodwill	27.5	4.5	98.3	—	—	130.3
Intangibles and other assets, net	1.0	101.4	198.4	14.6	—	315.4
Deferred income taxes	2.9	—	—	0.4	—	3.3
Other tax receivable	0.2	0.1	0.6	—	—	0.9
Due from affiliates	40.0	175.2	78.0	41.9	(335.1)	—
Investments in subsidiaries	487.5	389.7	820.0	—	(1,697.2)	—

Total assets	$691.6	$1,088.5	$1,791.3	$95.8	$(2,101.3)	$1,565.9

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1.3	$0.2	$0.4	$—	$1.9
Accounts payable and accrued liabilities	36.2	119.5	193.1	7.9	(69.0)	287.7

Total current liabilities	36.2	120.8	193.3	8.3	(69.0)	289.6
Long-term debt	0.2	598.7	1.5	1.4	—	601.8
Deferred income taxes	—	30.3	7.9	0.9	—	39.1
Other long-term liabilities	0.2	4.0	8.3	—	—	12.5
Due to affiliates	43.2	76.7	177.8	37.4	(335.1)	—

Total liabilities	79.8	830.5	388.8	48.0	(404.1)	943.0
Equity
Capital stock, no par	397.8	574.5	1,724.3	83.6	(2,382.4)	397.8
Additional paid-in-capital	40.4	—	—	—	—	40.4
Retained earnings (deficit)	186.0	(329.7)	(331.2)	(46.1)	707.0	186.0
Accumulated other comprehensive (loss) income	(12.4)	13.2	9.4	(0.8)	(21.8)	(12.4)

Total Cott Corporation equity	611.8	258.0	1,402.5	36.7	(1,697.2)	611.8
Non-controlling interests	—	—	—	11.1	—	11.1

Total equity	611.8	258.0	1,402.5	47.8	(1,697.2)	622.9

Total liabilities and equity	$691.6	$1,088.5	$1,791.3	$95.8	$(2,101.3)	$1,565.9

Condensed Consolidating Statement of Cash Flows

For the year ended December 28, 2013

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$17.0	$(15.3)	$34.5	$7.9	$(22.1)	$22.0
Depreciation & amortization	6.3	39.6	48.7	6.2	—	100.8
Amortization of financing fees	0.1	2.6	0.1	—	—	2.8
Share-based compensation expense	1.1	2.5	0.4	—	—	4.0
(Decrease) increase in deferred income taxes	(0.9)	4.5	(2.6)	(0.1)	—	0.9
Loss on disposal of property, plant & equipment	0.1	0.3	0.5	0.1	—	1.0
Write-off of financing fees and discount	—	4.0	—	—	—	4.0
Equity (income) loss, net of distributions	(24.2)	(5.2)	7.3	—	22.1	—
Intercompany dividends	27.1	6.9	—	—	(34.0)	—
Other non-cash items	0.2	0.5	0.1	0.1	—	0.9
Net change in operating assets and liabilities, net of acquisition	(21.0)	153.9	(114.8)	0.7	—	18.8

Net cash provided by (used in) operating activities	5.8	194.3	(25.8)	14.9	(34.0)	155.2

Investing Activities
Acquisition, net of cash received	—	(4.7)	(6.5)	—	—	(11.2)
Additions to property, plant & equipment	(6.8)	(35.1)	(12.4)	(1.3)	—	(55.6)
Additions to intangibles and other assets	—	(5.9)	—	—	—	(5.9)
Proceeds from sale of property, plant & equipment	—	—	—	0.2	—	0.2
Proceeds from insurance recoveries	—	0.6	—	—	—	0.6
Advances to affiliates	—	—	—	0.3	(0.3)	—

Net cash used in investing activities	(6.8)	(45.1)	(18.9)	(0.8)	(0.3)	(71.9)

Financing Activities
Payments of long-term debt	(0.1)	(201.1)	(18.8)	(0.8)	—	(220.8)
Borrowings under ABL	—	89.0	42.9	—	—	131.9
Payments under ABL	—	(72.9)	(9.2)	—	—	(82.1)
Advances from affiliates	(0.3)	—	—	—	0.3	—
Distributions to non-controlling interests	—	—	—	(6.6)	—	(6.6)
Common share repurchase	(13.0)	—	—	—	—	(13.0)
Dividends paid to shareholders	(21.9)	—	—	—	—	(21.9)
Intercompany dividends	—	—	(27.1)	(6.9)	34.0	—
Financing fees	(0.1)	(0.6)	(0.1)	—	—	(0.8)

Net cash used in financing activities	(35.4)	(185.6)	(12.3)	(14.3)	34.3	(213.3)
Effect of exchange rate changes on cash	(1.9)	—	(0.3)	—	—	(2.2)

Net decrease in cash & cash equivalents	(38.3)	(36.4)	(57.3)	(0.2)	—	(132.2)

Cash & cash equivalents, beginning of period	39.8	37.5	96.4	5.7	—	179.4

Cash & cash equivalents, end of period	$1.5	$1.1	$39.1	$5.5	$—	$47.2

Condensed Consolidating Statement of Cash Flows

For the year ended December 29, 2012

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$47.8	$30.2	$50.4	$6.3	$(82.4)	$52.3
Depreciation & amortization	6.5	36.9	48.4	5.9	—	97.7
Amortization of financing fees	0.2	3.3	0.2	—	—	3.7
Share-based compensation expense	1.1	2.7	1.0	0.1	—	4.9
Increase (decrease) in deferred income taxes	0.4	3.6	(0.2)	—	—	3.8
Gain on bargain purchase	—	—	(0.9)	—	—	(0.9)
Loss on disposal of property, plant & equipment	—	0.7	0.6	0.5	—	1.8
Equity (income) loss, net of distributions	(46.9)	(5.0)	(30.5)	—	82.4	—
Intercompany dividends	28.0	5.9	—	—	(33.9)	—
Other non-cash items	—	(0.4)	—	—	—	(0.4)
Net change in operating assets and liabilities	(6.8)	(3.9)	12.8	8.0	—	10.1

Net cash provided by operating activities	30.3	74.0	81.8	20.8	(33.9)	173.0

Investing Activities
Acquisition	—	(4.7)	(5.0)	—	—	(9.7)
Additions to property, plant & equipment	(7.7)	(45.2)	(14.2)	(2.6)	—	(69.7)
Additions to intangibles and other assets	(0.6)	(5.1)	0.5	—	—	(5.2)
Proceeds from sale of property, plant & equipment	—	—	1.0	1.3	—	2.3
Proceeds from insurance recoveries	—	1.9	—	—	—	1.9
Advances to affiliates	—	—	—	(9.7)	9.7	—

Net cash used in investing activities	(8.3)	(53.1)	(17.7)	(11.0)	9.7	(80.4)

Financing Activities
Payments of long-term debt	0.1	(2.9)	—	(0.5)	—	(3.3)
Borrowings under ABL	—	24.5	—	—	—	24.5
Payments under ABL	—	(24.5)	—	—	—	(24.5)
Advances from affiliates	9.7	—	—	—	(9.7)	—
Distributions to non-controlling interests	—	—	—	(5.6)	—	(5.6)
Common share repurchase	(0.3)	—	—	—	—	(0.3)
Dividends paid to shareholders	(5.8)	—	—	—	—	(5.8)
Intercompany dividends	—	—	(28.0)	(5.9)	33.9	—
Financing fees	—	(1.2)	—	—	—	(1.2)

Net cash provided by (used in) financing activities	3.7	(4.1)	(28.0)	(12.0)	24.2	(16.2)
Effect of exchange rate changes on cash	0.4	—	1.4	0.3	—	2.1

Net increase (decrease) in cash & cash equivalents	26.1	16.8	37.5	(1.9)	—	78.5

Cash & cash equivalents, beginning of period	13.7	20.7	58.9	7.6	—	100.9

Cash & cash equivalents, end of period	$39.8	$37.5	$96.4	$5.7	$—	$179.4

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2011

(in millions of U.S. dollars)

	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Operating Activities
Net income	$37.6	$0.6	$35.0	$2.8	$(34.8)	$41.2
Depreciation & amortization	6.0	35.1	48.2	6.0	—	95.3
Amortization of financing fees	0.3	3.3	0.3	—	—	3.9
Share-based compensation expense	1.1	1.0	0.7	0.1	—	2.9
Increase (decrease) in deferred income taxes	0.4	0.1	(3.9)	(0.3)	—	(3.7)
Loss on disposal of property, plant & equipment	—	0.4	0.8	—	—	1.2
Asset impairments	—	—	—	0.6	—	0.6
Intangible asset impairments	—	1.4	—	—	—	1.4
Contract termination payments	(0.8)	(2.3)	—	—	—	(3.1)
Equity (income) loss, net of distributions	(29.6)	(4.2)	0.2	—	33.6	—
Intercompany dividends	25.8	9.6	—	—	(35.4)	—
Other non-cash items	(0.1)	1.1	3.6	0.3	—	4.9
Net change in operating assets and liabilities	(25.7)	210.4	(169.6)	2.6	1.2	18.9

Net cash provided by (used in) operating activities	15.0	256.5	(84.7)	12.1	(35.4)	163.5

Investing Activities
Acquisition	—	(34.3)	—	—	—	(34.3)
Additions to property, plant & equipment	(5.2)	(33.9)	(9.5)	(0.2)	—	(48.8)
Additions to intangibles and other assets	(0.2)	(5.3)	(0.1)	(0.1)	—	(5.7)
Proceeds from sale of property, plant & equipment	—	0.4	—	—	—	0.4
Other investing activities	—	(1.8)	—	—	—	(1.8)
Advances to affiliates	—	—	156.1	3.6	(159.7)	—

Net cash (used in) provided by investing activities	(5.4)	(74.9)	146.5	3.3	(159.7)	(90.2)

Financing Activities
Payments of long-term debt	0.1	(6.4)	—	(0.5)	—	(6.8)
Borrowings under ABL	—	224.1	—	—	—	224.1
Payments under ABL	—	(231.9)	—	—	—	(231.9)
Advances from affiliates	(3.6)	(156.1)	—	—	159.7	—
Distributions to non-controlling interests	—	—	—	(6.0)	—	(6.0)
Intercompany dividends	—	—	(29.0)	(6.4)	35.4	—
Exercise of options	—	0.3	—	—	—	0.3

Net cash used in financing activities	(3.5)	(170.0)	(29.0)	(12.9)	195.1	(20.3)
Effect of exchange rate changes on cash	(0.2)	—	0.1	(0.2)	—	(0.3)

Net increase in cash & cash equivalents	5.9	11.6	32.9	2.3	—	52.7

Cash & cash equivalents, beginning of period	7.8	9.1	26.0	5.3	—	48.2

Cash & cash equivalents, end of period	$13.7	$20.7	$58.9	$7.6	$—	$100.9

Note 24—Subsequent Event

On February 11, 2014, the Board of Directors declared a dividend of C$0.06 per share on common shares, payable in cash on March 28, 2014 to shareowners of record at the close of business on March 11, 2014.

On February 19, 2014, we redeemed all $15.0 million in aggregate principal amount of the remaining outstanding 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as approximately $0.3 million in deferred financing fees and discount charges.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year ended December 28, 2013
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(6.7)	$—	$0.9	$—	$—	$(5.8)
Inventories	(10.5)	—	(2.0)	0.5	—	(12.0)
Deferred income tax assets	(27.5)	—	(17.8)	0.1	—	(45.2)

	$(44.7)	$—	$(18.9)	$0.6	$—	$(63.0)

(in millions of U.S. dollars)	Year ended December 29, 2012
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.7)	$—	$(1.3)	$(0.1)	$0.4	$(6.7)
Inventories	(8.8)	—	(1.6)	(0.3)	0.2	(10.5)
Deferred income tax assets	(22.2)	—	(5.6)	0.3	—	(27.5)

	$(36.7)	$—	$(8.5)	$(0.1)	$0.6	$(44.7)

(in millions of U.S. dollars)	Year ended December 31, 2011
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(7.0)	$—	$0.6	$0.2	$0.5	$(5.7)
Inventories	(8.2)	—	(2.1)	—	1.5	(8.8)
Deferred income tax assets	(12.7)	—	(9.4)	(0.1)	—	(22.2)

	$(27.9)	$—	$(10.9)	$0.1	$2.0	$(36.7)

Cott Corporation

Exhibit Index

Number	Description

2.1	Asset Purchase Agreement, dated as of July 7, 2010, by and among Cott Corporation, Caroline LLC, a wholly-owned subsidiary of Cott Corporation, Cliffstar Corporation, each of the Cliffstar companies named therein, and Stanley Star, solely in his capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed July 9, 2010).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 10, 2007).

3.3	Amendment to Second Amended and Restated By-laws of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 31, 2013).

4.1	Indenture dated as of November 13, 2009, governing the 8.375% Senior Notes due 2017, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed November 16, 2009).

4.2	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed November 16, 2009).

4.3	Registration Rights Agreement, dated as of November 13, 2009, among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Barclays Capital Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to our Form 8-K filed November 16, 2009).

4.4	Indenture dated as of August 17, 2010, governing the 8.125% Senior Notes due 2018, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.5	Form of 8.125% Senior Note due 2018 (included as Exhibit A to Exhibit 4.7, which is incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 20, 2010).

4.6	Registration Rights Agreement, dated as of August 17, 2010, among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Deutsche Bank Securities Inc., as representative to the Initial Purchasers (incorporated by reference to Exhibit 4.3 to our Form 8-K filed August 20, 2010).

10.1[1]	Supply Agreement, dated December 21, 1998, between Walmart Stores, Inc. and Cott Beverages USA, Inc. (now “Cott Beverages Inc.”) (incorporated by reference to Exhibit 10.1 of our Form 10-K filed March 15, 2011).

10.2[2]	Restated 1986 Common Share Option Plan of Cott Corporation/Corporation Cott as amended through October 20, 2004 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 16, 2005).

10.3[2]	Employment Offer Letter to Steven Kitching dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 3, 2013).

10.4[2]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 11, 2009).

10.5[2]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007).

10.6[2]	Employment Offer Letter to Gregory Leiter, executed October 15, 2007 (incorporated by reference to Exhibit 10.41 to our Form 10-K filed March 11, 2008).

Number	Description

10.7[1]	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Amended Form 10-Q filed June 20, 2011).

10.8[2]	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2009).

10.9[2]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2009).

10.10[2]	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2010).

10.11[2]	2010 Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed April 1, 2010).

10.12[2]	Amendment to 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to our Form 8-K filed May 4, 2010).

10.13[2]	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed November 10, 2010).

10.14[2]	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to our Form 10-Q filed November 10, 2010).

10.15[2]	Form of Nonqualified Stock Option Agreement under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to our Form 10-K filed February 27, 2013).

10.16[2]	Employment Offer Letter to Michael Gibbons dated March 6, 2009 (incorporated by reference to Exhibit 10.1 of our Form 10-K filed March 15, 2011).

10.17[1]	Supply Agreement executed December 21, 2010, effective January 1, 2011 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.34 of our Form 10-K/A filed January 1, 2012).

10.18[2]	Employment Offer Letter to Jay Wells dated January 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 7, 2012).

10.19	Amendment No. 1 to Credit Agreement, dated as of April 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 7, 2012)

10.20	Amendment No. 2 to Credit Agreement, dated as of July 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 1, 2012).

10.21[2]	Employment Offer Letter to Carlos Baila dated September 17, 2012 (incorporated by reference to Exhibit 10.24 to our Form 10-K filed February 27, 2013).

Number	Description

10.22	Amendment No. 3 to Credit Agreement, dated as of October 22, 2013, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

10.23[2]	Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed March 28, 2013).

21.1	List of Subsidiaries of Cott Corporation (filed herewith).

23.1	Consent of Independent Certified Public Accountants (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 28, 2013 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 28, 2013 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 28, 2013 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 28, 2013 (furnished herewith).

101	The following financial statements from Cott Corporation’s Annual Report on Form 10-K for the year ended December 28, 2013, filed February 24, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Condensed Consolidated Statements of Comprehensive Income (vi) Notes to the Consolidated Financial Statements (filed herewith).

1.	Document is subject to request for confidential treatment.
2.	Indicates a management contract or compensatory plan.