Form 10-Q
period 2014-03-29
COTT CORP /CN/
filed 2014-05-08
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 29, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common Stock, no par value per share	94,328,224 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended
	March 29,	March 30,
	2014	2013
Revenue, net	$475.1	$505.4
Cost of sales	424.8	449.0

Gross profit	50.3	56.4
Selling, general and administrative expenses	42.3	41.3
Loss on disposal of property, plant & equipment	0.1	—
Restructuring and asset impairments
Restructuring	2.2	—
Asset impairments	1.6	—

Operating income	4.1	15.1
Other (income) expense, net	(2.3)	0.3
Interest expense, net	9.8	13.3

(Loss) income before income taxes	(3.4)	1.5
Income tax (benefit) expense	(0.9)	0.5

Net (loss) income	$(2.5)	$1.0
Less: Net income attributable to non-controlling interests	1.4	1.0

Net loss attributed to Cott Corporation	$(3.9)	$—

Net loss per common share attributed to Cott Corporation
Basic	$(0.04)	$—
Diluted	(0.04)	—
Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,319	95,371
Diluted	94,319	95,801
Dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	March 29,	March 30,
	2014	2013
Net (loss) income	$(2.5)	$1.0
Other comprehensive (loss) income:
Currency translation adjustment	(1.6)	(12.4)
Pension benefit plan, net of tax[1]	—	0.2
Unrealized (loss) gain on derivative instruments, net of tax[2]	(0.1)	0.1

Total other comprehensive loss	(1.7)	(12.1)

Comprehensive loss	$(4.2)	$(11.1)
Less: Comprehensive income attributable to non-controlling interests	1.4	0.9

Comprehensive loss attributed to Cott Corporation	$(5.6)	$(12.0)

1.	Net of the effect of $0.1 million tax expense and $0.1 million tax expense for the three months ended March 29, 2014 and March 30, 2013, respectively.
2.	Net of the effect of nil tax benefit and $0.1 million tax expense for the three months ended March 29, 2014 and March 30, 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	March 29,	December 28,
	2014	2013
ASSETS
Current assets
Cash & cash equivalents	$40.6	$47.2
Accounts receivable, net of allowance of $5.7 ($5.8 as of December 28, 2013)	237.9	204.4
Income taxes recoverable	1.1	1.1
Inventories	249.0	233.1
Prepaid expenses and other current assets	19.1	19.3

Total current assets	547.7	505.1
Property, plant & equipment, net	472.6	483.7
Goodwill	136.5	137.3
Intangibles and other assets, net	292.1	296.2
Deferred income taxes	4.9	3.6
Other tax receivable	0.4	0.2

Total assets	$1,454.2	$1,426.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$130.9	$50.8
Current maturities of long-term debt	3.9	3.9
Accounts payable and accrued liabilities	273.8	298.2

Total current liabilities	408.6	352.9
Long-term debt	387.8	403.5
Deferred income taxes	41.8	41.5
Other long-term liabilities	20.8	22.3

Total liabilities	859.0	820.2
Equity
Capital stock, no par—94,325,432 (December 28, 2013 - 94,238,190) shares issued	393.6	392.8
Additional paid-in-capital	44.2	44.1
Retained earnings	167.3	176.3
Accumulated other comprehensive loss	(18.5)	(16.8)

Total Cott Corporation equity	586.6	596.4
Non-controlling interests	8.6	9.5

Total equity	595.2	605.9

Total liabilities and equity	$1,454.2	$1,426.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	March 29,	March 30,
	2014	2013
Operating Activities
Net (loss) income	$(2.5)	$1.0
Depreciation & amortization	25.3	24.7
Amortization of financing fees	0.6	0.7
Share-based compensation expense	1.3	0.7
Decrease in deferred income taxes	(1.1)	—
Write-off of financing fees and discount	0.3	—
Loss on disposal of property, plant & equipment	0.1	—
Asset impairments	1.6	—
Other non-cash items	(0.2)	0.3
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(33.3)	(28.2)
Inventories	(16.5)	(13.2)
Prepaid expenses and other current assets	0.2	(0.6)
Other assets	0.2	(0.1)
Accounts payable and accrued liabilities, and other liabilities	(28.5)	(44.1)
Income taxes recoverable	—	0.2

Net cash used in operating activities	(52.5)	(58.6)

Investing Activities
Additions to property, plant & equipment	(8.8)	(19.9)
Additions to intangibles and other assets	(1.5)	(0.2)
Proceeds from insurance recoveries	—	0.4

Net cash used in investing activities	(10.3)	(19.7)

Financing Activities
Payments of long-term debt	(16.0)	(0.5)
Borrowings under ABL	95.0	—
Payments under ABL	(15.1)	—
Distributions to non-controlling interests	(2.3)	(2.1)
Common shares repurchased and cancelled	(0.4)	(2.9)
Dividends to shareholders	(5.1)	—

Net cash provided by (used in) financing activities	56.1	(5.5)

Effect of exchange rate changes on cash	0.1	(2.6)

Net decrease in cash & cash equivalents	(6.6)	(86.4)
Cash & cash equivalents, beginning of period	47.2	179.4

Cash & cash equivalents, end of period	$40.6	$93.0

Supplemental Non-cash Investing and Financing Activities:
Dividend payable issued through accounts payable and accrued liabilities	—	5.6
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16.6	$15.9
Cash paid for income taxes, net	$0.3	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of				Accumulated
	Common		Additional		Other	Non-
	Shares	Common	Paid-in-	Retained	Comprehensive	Controlling	Total
	(In thousands)	Shares	Capital	Earnings	(Loss) Income	Interests	Equity
Balance at December 29, 2012	95,371	$397.8	$40.4	$186.0	$(12.4)	$11.1	$622.9
Share-based compensation	—	—	0.7	—	—	—	0.7
Dividend payment	—	—	—	(5.6)	—	—	(5.6)
Distributions to non-controlling interests	—	—	—	—	—	(2.1)	(2.1)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(12.3)	(0.1)	(12.4)
Pension benefit plan, net of tax	—	—	—	—	0.2	—	0.2
Unrealized gain on derivative instruments, net of tax	—	—	—	—	0.1	—	0.1
Net income	—	—	—	—	—	1.0	1.0

Balance at March 30, 2013	95,371	$397.8	$41.1	$180.4	$(24.4)	$9.9	$604.8

Balance at December 28, 2013	94,238	$392.8	$44.1	$176.3	$(16.8)	$9.5	$605.9
Common shares repurchased and cancelled	(54)	(0.4)	—	—	—	—	(0.4)
Common shares issued - Time-based RSUs	141	1.2	(1.2)	—	—	—	—
Share-based compensation	—	—	1.3	—	—	—	1.3
Dividend payment	—	—	—	(5.1)	—	—	(5.1)
Distributions to non-controlling interests	—	—	—	—	—	(2.3)	(2.3)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(1.6)	—	(1.6)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(0.1)	—	(0.1)
Net (loss) income	—	—	—	(3.9)	—	1.4	(2.5)

Balance at March 29, 2014	94,325	$393.6	$44.2	$167.3	$(18.5)	$8.6	$595.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1— Business and Recent Accounting Pronouncements

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 28, 2013. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Recent Accounting Pronouncements

Update ASU 2013-11 —   Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the information provided in relation to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted this guidance and incorporated it into the presentation of our financial statements.

Note 2—Acquisitions

Calypso Acquisition

In June 2013, our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Cooke Bros. Holdings Limited (the “Calypso Acquisition”), which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso”). Calypso produces fruit juices, juice drinks, soft drinks, and freeze products in the United Kingdom. The aggregate purchase price for the acquisition of Calypso was $12.1 million, which includes approximately $7.0 million paid at closing, deferred payments of approximately $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date, respectively. In connection with the Calypso Acquisition, we paid off $18.5 million of outstanding debt of the acquired companies. The closing payment was funded from available cash.

The total consideration paid by us in the Calypso Acquisition, subject to final working capital adjustments, is summarized below:

(in millions of U.S. dollars)
Cash	$7.0
Deferred consideration [1]	5.1

Total consideration	$12.1

1.	Principal amount of $5.3 million discounted to present value.

Our primary reasons for the Calypso Acquisition were to expand Cott’s product portfolio and enhance our customer offering and growth prospects.

Supplemental Pro Forma Data (unaudited)

The following unaudited financial information for the three months ended March 30, 2013 represent the combined results of our operations as if the Calypso Acquisition had occurred on December 30, 2012. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such period.

For the Three Months Ended
(in millions of U.S. dollars, except share amounts)	March 30, 2013
Revenue	$517.4
Net income	0.5
Net income per common share, diluted	$0.01

Cliffstar Acquisition

On August 17, 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies (the “Cliffstar Acquisition”) for approximately $503.0 million in cash, $14.0 million in deferred consideration payable in equal installments over three years and contingent consideration of up to $55.0 million. Contingent consideration of $34.9 million was ultimately paid to the seller of Cliffstar, and all claims for contingent consideration have been resolved as of December 28, 2013.

Note 3—Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”). The plant closures are expected to be completed by the end of our 2014 fiscal year and will result in cash charges associated with employee redundancy costs and relocation of assets, and non-cash charges related to asset impairments and accelerated depreciation on property, plant and equipment. In connection with the 2014 Restructuring Plan, we expect to incur total charges of approximately $6.0 million to $8.0 million. During the first quarter of the comparable prior year period, we did not have restructuring activity.

The following table summarizes restructuring charges for the three months ended March 29, 2014 in connection with the 2014 Restructuring Plan:

(in millions of U.S. dollars)	North America	United Kingdom	Total
Restructuring	$2.1	$0.1	$2.2
Asset impairments	0.9	0.7	1.6

	$3.0	$0.8	$3.8

The following tables summarize our restructuring liability as of March 29, 2014, along with charges to costs and expenses and cash payments:

2014 Restructuring Plan:

	North America
(in millions of U.S. dollars)	Balance at December 28, 2013	Charges to costs and expenses	Cash payments	Balance at March 29, 2014
Severance liability—restructuring	$—	$2.1	$(0.2)	$1.9

	$—	$2.1	$(0.2)	$1.9

	United Kingdom
(in millions of U.S. dollars)	Balance at December 28, 2013	Charges to costs and expenses	Cash payments	Balance at March 29, 2014
Severance liability—restructuring	$—	$0.1	$—	$0.1

	$—	$0.1	$—	$0.1

Note 4—Share-Based Compensation

The table below summarizes the share-based compensation expense for the three months ended March 29, 2014 and March 30, 2013. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) or Amended and Restated Equity Plan (as defined below), as the case may be, (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be, and (iii) “Stock options” mean non-qualified stock options granted under the Amended and Restated Equity Plan, the 2010 Equity Incentive Plan, or the 1986 Common Share Option Plan, as amended (the “Option Plan”), as the case may be.

	For the Three Months Ended
(in millions of U.S. dollars)	March 29, 2014	March 30, 2013
Stock options	$0.4	$0.1
Performance-based RSUs	0.2	0.2
Time-based RSUs	0.7	0.4

Total	$1.3	$0.7

As of March 29, 2014, the unrecognized share-based compensation expense and years we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of March 29, 2014	Weighted average years expected to recognize compensation
Stock options	$2.9	2.2
Performance-based RSUs	2.4	2.5
Time-based RSUs	5.3	2.2

Total	$10.6

Stock option activity for the three months ended March 29, 2014 was as follows:

	Shares (in thousands)	Weighted average exercise price
Balance at December 28, 2013	830	$8.17
Awarded	441	8.00

Outstanding at March 29, 2014	1,271	$8.11

Exercisable at March 29, 2014	144	$8.35

During the three months ended March 29, 2014, Performance-based RSU and Time-based RSU activity was as follows:

	Number of Performance- based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at December 28, 2013	534	$7.81	831	$8.04
Awarded	274	8.00	368	8.00
Issued	—	—	(141)	8.29
Forfeited	(23)	7.88	(41)	8.37

Outstanding at March 29, 2014	785	$7.87	1,017	$7.98

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

Certain outstanding stock options were granted under the Option Plan. Our board of directors terminated the Option Plan as of February 23, 2011, and no further awards will be granted under it. In connection with the termination of the Option Plan, outstanding options will continue in accordance with the terms of the Option Plan until exercised, forfeited or terminated, as applicable.

Note 5—Income Taxes

Income tax benefit was $0.9 million on pretax loss of $3.4 million for the three months ended March 29, 2014, as compared to an income tax expense of $0.5 million on pretax income of $1.5 million for the three months ended March 30, 2013. The first quarter’s income tax rate was 25% in comparison to the prior year rate of 33%. This is the result of an immaterial discrete item related to prior periods and a change to the earnings mix relative to the comparable prior year period.

Note 6—Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs and Time-based RSUs. Diluted net loss per common share is equivalent to basic net loss per common share.

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Weighted average number of shares outstanding—basic	94,319	95,371
Dilutive effect of stock options	—	49
Dilutive effect of Performance-based RSUs	—	127
Dilutive effect of Time-based RSUs	—	254

Adjusted weighted average number of shares outstanding—diluted	94,319	95,801

At March 29, 2014, we excluded 882,951 (March 30, 2013—50,000) stock options from the computation of diluted net (loss) income per share because the options’ exercise price was greater than the average market price of the common shares. In addition, we excluded the impact of the remaining stock options, Performance-based RSU’s and Time-based RSUs from the computation of diluted net loss per share as they were considered anti-dilutive for purposes of calculating loss per share.

Note 7—Segment Reporting

Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages and ready-to-drink teas, as well as alcoholic beverages for brand owners. Our business operates through three reporting segments—North America (which includes our U.S. operating segment and Canada operating segment), U.K. (which includes our United Kingdom operating segment and our Continental European operating segment), and All Other (which includes our Mexico operating segment, our Royal Crown International (“RCI”) operating segment and other Miscellaneous Expenses). Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. The primary measures used in evaluating our reporting segments are revenues, operating income (loss), and additions to property, plant and equipment, which have been included as part of our segment disclosures listed below. During the fourth quarter of 2013, management reviewed our reporting segments and subsequently combined our Mexico and RCI reporting segments with the segment previously classified as All Other into one segment classified as All Other. Prior year information has been updated to reflect the change in our reporting segments.

(in millions of U.S. dollars)	North America	United Kingdom	All Other	Corporate	Total
For the Three Months Ended March 29, 2014
External revenue [1]	$344.7	$115.6	$14.8	$—	$475.1
Depreciation and amortization	20.9	4.0	0.4	—	25.3
Operating income (loss)	2.3	2.2	2.5	(2.9)	4.1
Additions to property, plant and equipment	5.8	3.0	—	—	8.8
As of March 29, 2014
Property, plant and equipment	353.2	110.3	9.1	—	472.6
Goodwill	123.1	8.9	4.5	—	136.5
Intangibles and other assets	264.7	27.1	0.3	—	292.1
Total assets [2]	1,102.4	313.7	38.1	—	1,454.2

1.	Intersegment revenue between North America and the other reporting segments was $6.1 million for the three months ended March 29, 2014.
2.	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	North America	United Kingdom	All Other	Corporate	Total
For the Three Months Ended March 30, 2013
External revenue [1]	$393.2	$97.4	$14.8	$—	$505.4
Depreciation and amortization	21.0	3.2	0.5	—	24.7
Operating income (loss)	16.7	—	1.3	(2.9)	15.1
Additions to property, plant and equipment	14.5	4.6	0.8	—	19.9
As of December 28, 2013
Property, plant and equipment	363.3	111.0	9.4	—	483.7
Goodwill	124.0	8.8	4.5	—	137.3
Intangibles and other assets	268.2	27.7	0.3	—	296.2
Total assets [2]	1,089.5	296.3	40.3	—	1,426.1

1.	Intersegment revenue between North America and the other reporting segments was $3.8 million for the three months ended March 30, 2013.
2.	Excludes intersegment receivables, investments and notes receivable.

For the three months ended March 29, 2014, sales to Walmart accounted for 28.6% (March 30, 2013—32.8%) of our total revenue, 34.7% of our North America reporting segment revenue (March 30, 2013—37.8%), 14.2% of our U.K. reporting segment revenue (March 30, 2013—16.5%) and 0.3% of our All Other reporting segment revenue (March 30, 2013—6.7%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	March 29, 2014	March 30, 2013
United States	$324.1	$354.8
Canada	37.3	47.5
United Kingdom	115.6	97.4
All Other	14.8	14.8
Elimination [1]	(16.7)	(9.1)

Total	$475.1	$505.4

1.	Represents intersegment revenue among our operating segments, of which $6.1 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three months ended March 29, 2014 and $3.8 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three months ended March 30, 2013.

Revenues by product by reporting segment were as follows:

For the Three Months Ended March 29, 2014
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$119.3	$38.1	$1.2	$158.6
Juice	120.9	11.8	0.7	133.4
Concentrate	3.6	0.7	5.9	10.2
Sparkling Waters/Mixers	43.4	16.6	0.8	60.8
Energy	6.6	27.0	1.7	35.3
All other products	50.9	21.4	4.5	76.8

Total	$344.7	$115.6	$14.8	$475.1

For the Three Months Ended March 30, 2013
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$151.4	$32.7	$3.6	$187.7
Juice	135.0	3.1	0.5	138.6
Concentrate	3.1	0.6	6.8	10.5
Sparkling Waters/Mixers	43.1	14.7	1.3	59.1
Energy	6.2	28.0	1.6	35.8
All other products	54.4	18.3	1.0	73.7

Total	$393.2	$97.4	$14.8	$505.4

Property, plant and equipment by geographic area as of March 29, 2014 and December 28, 2013 were as follows:

(in millions of U.S. dollars)	March 29, 2014	December 28, 2013
United States	$312.1	$319.5
Canada	41.1	43.8
United Kingdom	110.3	111.0
All Other	9.1	9.4

Total	$472.6	$483.7

Note 8—Inventories

The following table summarizes inventories as of March 29, 2014 and December 28, 2013:

(in millions of U.S. dollars)	March 29, 2014	December 28, 2013
Raw materials	$93.2	$89.0
Finished goods	137.9	126.3
Other	17.9	17.8

Total	$249.0	$233.1

Note 9—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of March 29, 2014:

	March 29, 2014
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0

Subject to amortization
Customer relationships	379.9	174.0	205.9
Trademarks	32.6	25.7	6.9
Information technology	51.8	30.9	20.9
Other	6.4	3.9	2.5

	470.7	234.5	236.2

	515.7	234.5	281.2

Other Assets
Financing costs	26.3	17.0	9.3
Deposits	1.1	—	1.1
Other	0.8	0.3	0.5

	28.2	17.3	10.9

Total Intangibles & Other Assets	$543.9	$251.8	$292.1

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”).

Amortization expense of intangible and other assets was $8.4 million for the three months ended March 29, 2014 and $8.6 million for the three months ended March 30, 2013.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2014	$23.1
2015	29.4
2016	26.0
2017	22.7
2018	21.8
Thereafter	113.2

Total	$236.2

Note 10—Debt

Our total debt as of March 29, 2014 and December 28, 2013 was as follows:

(in millions of U.S. dollars)	March 29, 2014	December 28, 2013
8.375% senior notes due in 2017 [1]	—	15.0
8.125% senior notes due in 2018	375.0	375.0
ABL facility	130.9	50.8
GE Term Loan	9.9	10.3
Capital leases and other debt financing	6.8	7.2

Total debt	522.6	458.3
Less: Short-term borrowings and current debt:
ABL facility	130.9	50.8

Total short-term borrowings	130.9	50.8
GE Term Loan—current maturities	2.0	1.9
Capital leases and other financing—current maturities	1.9	2.0

Total current debt	134.8	54.7
Long-term debt before discount	387.8	403.6
Less discount on 8.375% notes	—	(0.1)

Total long-term debt	$387.8	$403.5

1.	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

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

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date to July 19, 2017. We incurred $1.2 million of financing fees in connection with the amendment of the ABL facility. This amendment was considered to be a modification of the original agreement under generally accepted accounting principles.

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300.0 million, as well as to increase the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350.0 million, subject to certain conditions, (2) extend the maturity date to the earliest of (i) October 22, 2018 or (ii) March 1, 2018, if we have not redeemed, repurchased or refinanced the 2018 Notes by February 15, 2018, and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.7 million of financing fees in connection with the amendment of the ABL facility. This amendment was considered to be a modification of the original agreement under generally accepted accounting principles.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendments of the ABL facility on July 19, 2012 and on October 22, 2013, are being amortized using the straight-line method over the duration of the amended ABL facility.

As of March 29, 2014, we had $130.9 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $7.5 million of letters of credit, was $141.1 million as of March 29, 2014.

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

8.375% Senior Notes due in 2017

On November 13, 2009, we issued the 2017 Notes. The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc., and most of our U.S., Canadian and United Kingdom subsidiaries guaranteed the 2017 Notes. The interest on the 2017 Notes was payable semi-annually on May 15th and November 15th of each year. We incurred $5.1 million of financing fees in connection with the 2017 Notes.

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments as well as approximately $4.5 million in deferred financing fees, discount charges and other bond redemption costs.

On February 19, 2014, we redeemed all of the remaining $15.0 million aggregate principal amount of the 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as approximately $0.3 million in deferred financing fees and discount charges.

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at 5.23% interest.

Note 11—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component1 for the three months ended March 29, 2014 were as follows:

	March 29, 2014
(in millions of U.S. dollars)	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 28, 2013	$0.2	$(8.4)	$(8.6)	$(16.8)

OCI before reclassifications	—	—	(1.6)	(1.6)
Amounts reclassified from AOCI	(0.1)	—	—	(0.1)

Net current-period OCI	(0.1)	—	(1.6)	(1.7)

Ending balance March 29, 2014	$0.1	$(8.4)	$(10.2)	$(18.5)

1.	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income1 for the three months ended March 29, 2014 and March 30, 2013, respectively.

(in millions of U.S. dollars)	For the Three Months Ended
Details About AOCI Components	March 29, 2014	March 30, 2013	Affected Line Item in the Statement Where Net Income Is Presented
Gains and losses on derivative instruments
Foreign currency hedges	$0.1	$0.1	Cost of sales

	$0.1	$0.1	Total before taxes
	—	—	Tax (expense) or benefit

	$0.1	$0.1	Net of tax

Amortization of pension benefit plan items
Prior service costs [2]	$—	$(0.1)
Actuarial adjustments [2]	—	(0.1)

	—	(0.2)	Total before taxes
	—	—	Tax (expense) or benefit

	$—	$(0.2)	Net of tax

Total reclassifications for the period	$0.1	$(0.1)	Net of tax

1.	Amounts in parentheses indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 12—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

In June 2013, we completed the Calypso Acquisition which included deferred payments of $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date, respectively.

We had $7.5 million in standby letters of credit outstanding as of March 29, 2014 (March 30, 2013—$11.2 million).

In March 2014, we had a favorable legal settlement in the amount of $3.5 million of which $3.0 million was collected in April 2014 and the remaining $0.5 million is due in January 2015.

Note 13—Share Repurchase Program

On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. During the first quarter ended March 29, 2014, we repurchased 6,453 common shares for less than $0.1 million through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

Note 14—Hedging Transactions and Derivative Financial Instruments

We are directly and indirectly affected by changes in foreign currency market conditions. These changes in market conditions may adversely impact our financial performance and are referred to as market risks. When deemed appropriate by management, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks.

We use various types of derivative instruments including, but not limited to, forward contracts and swap agreements for certain commodities. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes.

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

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

For derivatives that will be accounted for as hedging instruments, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized into earnings. Ineffectiveness was not material for all periods presented.

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (refer to Note 15). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. All of our derivatives are straight-forward over-the-counter instruments with liquid markets.

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review any downgrade in credit rating immediately. We mitigate pre-settlement risk by being permitted to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of the counterparty default to be minimal.

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended March 29, 2014 or March 30, 2013, respectively. The maximum length of time over which we hedge our exposure to future cash flows is typically eighteen months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualify for our foreign currency cash flow hedging program were $6.3 million and $3.6 million as of March 29, 2014 and December 28, 2013, respectively.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $15.0 million and $0.0 million as of March 29, 2014 and December 28, 2013, respectively.

The fair value of the Company’s derivative instruments was nil and $0.3 million as of March 29, 2014 and December 28, 2013, respectively.

The settlement of our derivative instruments resulted in a credit to cost of sales of $0.1 million for the three months ended March 29, 2014 and $0.1 million for the comparable prior year period.

Note 15—Fair Value Measurements

Accounting Standards Codification No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The fair value of our derivative assets represents a Level 2 instrument. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets as of March 29, 2014 and December 28, 2013 was nil and $0.3 million, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of March 29, 2014 and December 28, 2013 were as follows:

	March 29, 2014		December 28, 2013
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017 [1]	—	—	15.0	15.6
8.125% senior notes due in 2018 [1]	375.0	398.4	375.0	404.1

Total	$375.0	$398.4	$390.0	$419.7

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.

Note 16—Guarantor Subsidiaries

The 2018 Notes issued by our 100% owned subsidiary, Cott Beverages Inc., are, and the 2017 Notes prior to their redemption were, guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other 100% owned direct and indirect subsidiaries (the “Guarantor Subsidiaries”). Cott Beverages Inc. and each Guarantor Subsidiary is 100% owned by Cott Corporation, the guarantees of the 2017 Notes and 2018 Notes by Cott Corporation and the Guarantor Subsidiaries are full and unconditional, and all such guarantees are joint and several. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

We have not presented separate financial statements and separate disclosures have not been provided concerning Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with the Securities and Exchange Commission (the “SEC”) interpretations governing reporting of subsidiary financial information.

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

We reclassified certain intercompany dividends and advances to affiliates previously reported in the Condensed Consolidating Statement of Cash Flows for the quarter ended March 30, 2013 included in our Quarterly Report on Form 10-Q. The intercompany dividends represented transactions between Cott Corporation, Cott Beverages, Inc., the Guarantors and Non-Guarantors and the cash flows related to these transactions should have been classified as financing activities. The advances to affiliates represented activity between Cott Corporation and Non-Guarantors that should not have impacted the Condensed Consolidating Statement of Cash Flow as they represented non-cash charges. These reclassifications do not change the total cash flows reported in each column presented in the Condensed Consolidating Statement of Cash Flows. We assessed the materiality of these items on our previously issued annual report and quarterly financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements taken as a whole. The statements of cash flows presented below for the three months ended March 29, 2014 and March 30, 2013 as revised, reflect the correct classification of these items.

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 29, 2014
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$37.2	$175.1	$242.3	$32.3	$(11.8)	$475.1
Cost of sales	34.2	155.4	219.4	27.6	(11.8)	424.8

Gross profit	3.0	19.7	22.9	4.7	—	50.3
Selling, general and administrative expenses	6.5	24.5	9.2	2.1	—	42.3
Loss on disposal of property, plant & equipment	—	0.1	—	—	—	0.1
Restructuring and asset impairments
Restructuring	1.9	0.2	0.1	—	—	2.2
Asset impairments	0.9	—	0.7	—	—	1.6

Operating (loss) income	(6.3)	(5.1)	12.9	2.6	—	4.1
Other expense (income), net	0.2	(2.6)	—	0.1	—	(2.3)
Intercompany interest (income) expense, net	—	(3.5)	3.5	—	—	—
Interest expense, net	0.1	9.0	0.7	—	—	9.8

(Loss) income before income tax (benefit) expense and equity income (loss)	(6.6)	(8.0)	8.7	2.5	—	(3.4)
Income tax (benefit) expense	(1.0)	0.3	(0.3)	0.1	—	(0.9)
Equity income (loss)	1.7	1.3	(6.8)	—	3.8	—

Net (loss) income	$(3.9)	$(7.0)	$2.2	$2.4	$3.8	$(2.5)
Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss) income attributed to Cott Corporation	$(3.9)	$(7.0)	$2.2	$1.0	$3.8	$(3.9)

Comprehensive (loss) income attributed to Cott Corporation	$(5.6)	$(2.9)	$5.4	$0.9	$(3.4)	$(5.6)

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 30, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$39.0	$195.3	$239.8	$37.1	$(5.8)	$505.4
Cost of sales	33.8	168.2	219.3	33.5	(5.8)	449.0

Gross profit	5.2	27.1	20.5	3.6	—	56.4
Selling, general and administrative expenses	7.1	20.2	11.9	2.1	—	41.3

Operating (loss) income	(1.9)	6.9	8.6	1.5	—	15.1
Other expense, net	0.2	—	—	0.1	—	0.3
Intercompany interest (income) expense, net	—	(2.9)	2.9	—	—	—
Interest (income) expense, net	(0.1)	13.3	0.1	—	—	13.3

(Loss) income before income tax expense (benefit) and equity income (loss)	(2.0)	(3.5)	5.6	1.4	—	1.5
Income tax expense (benefit)	0.3	(0.1)	0.2	0.1	—	0.5
Equity income (loss)	2.3	1.1	(2.1)	—	(1.3)	—

Net (loss) income	$—	$(2.3)	$3.3	$1.3	$(1.3)	$1.0
Less: Net income attributable to non-controlling interests	—	—	—	1.0	—	1.0

Net (loss) income attributed to Cott Corporation	$—	$(2.3)	$3.3	$0.3	$(1.3)	$0.0

Comprehensive (loss) income attributed to Cott Corporation	$(12.0)	$(34.0)	$(14.0)	$0.6	$47.4	$(12.0)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of March 29, 2014
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.0	$5.9	$26.4	$4.3	$—	$40.6
Accounts receivable, net of allowance	17.4	134.1	225.2	16.0	(154.8)	237.9
Income taxes recoverable	0.5	0.6	—	—	—	1.1
Inventories	17.1	76.9	147.4	7.6	—	249.0
Prepaid expenses and other assets	2.0	11.9	5.1	0.1	—	19.1

Total current assets	41.0	229.4	404.1	28.0	(154.8)	547.7
Property, plant & equipment, net	45.1	186.5	231.6	9.4	—	472.6
Goodwill	24.9	4.5	107.1	—	—	136.5
Intangibles and other assets, net	1.3	89.1	192.0	9.7	—	292.1
Deferred income taxes	4.1	—	—	0.8	—	4.9
Other tax receivable	0.2	0.2	—	—	—	0.4
Due from affiliates	39.4	126.9	3.0	41.9	(211.2)	—
Investments in subsidiaries	508.5	249.8	689.0	—	(1,447.3)	—

Total assets	$664.5	$886.4	$1,626.8	$89.8	$(1,813.3)	$1,454.2

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$96.0	$34.9	$—	$—	$130.9
Current maturities of long-term debt	—	2.4	0.6	0.9	—	3.9
Accounts payable and accrued liabilities	34.5	176.6	209.6	7.9	(154.8)	273.8

Total current liabilities	34.5	275.0	245.1	8.8	(154.8)	408.6
Long-term debt	0.1	384.2	2.0	1.5	—	387.8
Deferred income taxes	—	31.8	8.8	1.2	—	41.8
Other long-term liabilities	0.1	5.6	15.1	—	—	20.8
Due to affiliates	43.2	1.6	129.2	37.2	(211.2)	—

Total liabilities	77.9	698.2	400.2	48.7	(366.0)	859.0
Equity
Capital stock, no par	393.6	509.4	1,566.3	82.3	(2,158.0)	393.6
Additional paid-in-capital	44.2	—	—	—	—	44.2
Retained earnings (deficit)	167.3	(349.3)	(347.0)	(51.2)	747.5	167.3
Accumulated other comprehensive (loss) income	(18.5)	28.1	7.3	1.4	(36.8)	(18.5)

Total Cott Corporation equity	586.6	188.2	1,226.6	32.5	(1,447.3)	586.6
Non-controlling interests	—	—	—	8.6	—	8.6

Total equity	586.6	188.2	1,226.6	41.1	(1,447.3)	595.2

Total liabilities and equity	$664.5	$886.4	$1,626.8	$89.8	$(1,813.3)	$1,454.2

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 28, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$1.5	$1.1	$39.1	$5.5	$—	$47.2
Accounts receivable, net of allowance	19.0	114.1	229.8	15.5	(174.0)	204.4
Income taxes recoverable	0.4	0.7	—	—	—	1.1
Inventories	16.2	77.0	132.9	7.0	—	233.1
Prepaid expenses and other assets	2.1	10.1	7.0	0.1	—	19.3

Total current assets	39.2	203.0	408.8	28.1	(174.0)	505.1
Property, plant & equipment, net	47.9	190.2	235.7	9.9	—	483.7
Goodwill	25.8	4.5	107.0	—	—	137.3
Intangibles and other assets, net	1.3	88.0	196.2	10.7	—	296.2
Deferred income taxes	3.6	—	—	—	—	3.6
Other tax receivable	—	0.2	—	—	—	0.2
Due from affiliates	39.6	125.7	2.9	41.9	(210.1)	—
Investments in subsidiaries	507.8	246.7	697.7	—	(1,452.2)	—

Total assets	$665.2	$858.3	$1,648.3	$90.6	$(1,836.3)	$1,426.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$16.2	$34.6	$—	$—	$50.8
Current maturities of long-term debt	—	2.4	0.6	0.9	—	3.9
Accounts payable and accrued liabilities	25.5	214.4	225.6	6.7	(174.0)	298.2

Total current liabilities	25.5	233.0	260.8	7.6	(174.0)	352.9
Long-term debt	0.1	399.6	2.2	1.6	—	403.5
Deferred income taxes	—	32.0	9.1	0.4	—	41.5
Other long-term liabilities	0.1	2.8	19.4	—	—	22.3
Due to affiliates	43.1	1.6	128.1	37.3	(210.1)	—

Total liabilities	68.8	669.0	419.6	46.9	(384.1)	820.2
Equity
Capital stock, no par	392.8	509.4	1,557.5	82.5	(2,149.4)	392.8
Additional paid-in-capital	44.1	—	—	—	—	44.1
Retained earnings (deficit)	176.3	(344.1)	(322.1)	(49.8)	716.0	176.3
Accumulated other comprehensive (loss) income	(16.8)	24.0	(6.7)	1.5	(18.8)	(16.8)

Total Cott Corporation equity	596.4	189.3	1,228.7	34.2	(1,452.2)	596.4
Non-controlling interests	—	—	—	9.5	—	9.5

Total equity	596.4	189.3	1,228.7	43.7	(1,452.2)	605.9

Total liabilities and equity	$665.2	$858.3	$1,648.3	$90.6	$(1,836.3)	$1,426.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 29, 2014
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(3.9)	$(7.0)	$2.2	$2.4	$3.8	$(2.5)
Depreciation & amortization	1.5	10.2	12.1	1.5	—	25.3
Amortization of financing fees	—	0.6	—	—	—	0.6
Share-based compensation expense	0.2	1.0	0.1	—	—	1.3
(Decrease) increase in deferred income taxes	(0.9)	(0.1)	0.2	(0.3)	—	(1.1)
Loss on disposal of property, plant & equipment	—	0.1	—	—	—	0.1
Asset impairments	0.9	—	0.7	—	—	1.6
Write-off of financing fees and discount	—	0.3	—	—	—	0.3
Equity (income) loss, net of distributions	(1.7)	(1.3)	6.8	—	(3.8)	—
Intercompany dividends	2.3	2.4	—	—	(4.7)	—
Other non-cash items	—	(0.2)	—	—	—	(0.2)
Net change in operating assets and liabilities, net of acquisition	10.3	(58.9)	(29.5)	0.2	—	(77.9)

Net cash provided by (used in) operating activities	8.7	(52.9)	(7.4)	3.8	(4.7)	(52.5)

Investing Activities
Additions to property, plant & equipment	(0.6)	(5.1)	(3.1)	—	—	(8.8)
Additions to intangibles and other assets	—	(1.5)	—	—	—	(1.5)

Net cash used in investing activities	(0.6)	(6.6)	(3.1)	—	—	(10.3)

Financing Activities
Payments of long-term debt	—	(15.6)	(0.1)	(0.3)	—	(16.0)
Borrowings under ABL	—	95.0	—	—	—	95.0
Payments under ABL	—	(15.1)	—	—	—	(15.1)
Distributions to non-controlling interests	—	—	—	(2.3)	—	(2.3)
Common shares repurchased and cancelled	(0.4)	—	—	—	—	(0.4)
Dividends paid to shareholders	(5.1)	—	—	—	—	(5.1)
Intercompany dividends	—	—	(2.3)	(2.4)	4.7	—

Net cash (used in) provided by financing activities	(5.5)	64.3	(2.4)	(5.0)	4.7	56.1
Effect of exchange rate changes on cash	(0.1)	—	0.2	—	—	0.1

Net increase (decrease) in cash & cash equivalents	2.5	4.8	(12.7)	(1.2)	—	(6.6)

Cash & cash equivalents, beginning of period	1.5	1.1	39.1	5.5	—	47.2

Cash & cash equivalents, end of period	$4.0	$5.9	$26.4	$4.3	$—	$40.6

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 30, 2013
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Operating Activities
Net (loss) income	$—	$(2.3)	$3.3	$1.3	$(1.3)	$1.0
Depreciation & amortization	1.6	9.6	12.0	1.5	—	24.7
Amortization of financing fees	—	0.7	—	—	—	0.7
Share-based compensation expense	0.1	0.4	0.2	—	—	0.7
Increase (decrease) in deferred income taxes	0.4	(0.6)	0.2	—	—	—
Equity (income) loss, net of distributions	(2.3)	(1.1)	2.1	—	1.3	—
Intercompany dividends	10.8	2.2	—	—	(13.0)	—
Other non-cash items	—	0.2	0.1	—	—	0.3
Net change in operating assets and liabilities	(6.7)	(22.2)	(57.5)	0.4	—	(86.0)

Net cash provided by (used in) operating activities	3.9	(13.1)	(39.6)	3.2	(13.0)	(58.6)

Investing Activities
Additions to property, plant & equipment	(1.7)	(12.8)	(4.6)	(0.8)	—	(19.9)
Additions to intangibles and other assets	—	(0.1)	—	(0.1)	—	(0.2)
Proceeds from insurance recoveries	—	0.4	—	—	—	0.4

Net cash used in investing activities	(1.7)	(12.5)	(4.6)	(0.9)	—	(19.7)

Financing Activities
Payments of long-term debt	—	(0.4)	—	(0.1)	—	(0.5)
Distributions to non-controlling interests	—	—	—	(2.1)	—	(2.1)
Common shares repurchased and cancelled	(2.9)	—	—	—	—	(2.9)
Intercompany dividends	—	—	(10.8)	(2.2)	13.0	—

Net cash used in financing activities	(2.9)	(0.4)	(10.8)	(4.4)	13.0	(5.5)
Effect of exchange rate changes on cash	(0.8)	—	(1.9)	0.1	—	(2.6)

Net decrease in cash & cash equivalents	(1.5)	(26.0)	(56.9)	(2.0)	—	(86.4)

Cash & cash equivalents, beginning of period	39.8	37.5	96.4	5.7	—	179.4

Cash & cash equivalents, end of period	$38.3	$11.5	$39.5	$3.7	$—	$93.0

Note 17—Subsequent Events

On May 6, 2014, our board of directors declared a dividend of USD$0.06 per share on common shares, payable in cash on June 18, 2014 to shareowners of record at the close of business on June 6, 2014.

On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s currently effective share repurchase program on May 21, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 28, 2013 (the “2013 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2013 Annual Report.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, the United Kingdom, and Mexico, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. During the first three months of 2014, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the three months ended March 29, 2014 and March 30, 2013 accounted for 28.6% and 32.8% of total revenue, respectively.

In June 2013, our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Cooke Bros. Holdings Limited (the “Calypso Acquisition”), which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso”). Calypso produces fruit juices, juice drinks, soft drinks, and freeze products in the United Kingdom. The aggregate purchase price for the acquisition of Calypso was $12.1 million, which includes approximately $7.0 million paid at closing, deferred payments of approximately $2.3 million and $3.0 million to be paid on the first and second anniversary of the closing date, respectively. The closing payment was funded from available cash.

In 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies (the “Cliffstar Acquisition”) for approximately $503.0 million in cash, $14.0 million in deferred consideration payable in equal installments over three years and contingent consideration of up to $55.0 million. Contingent consideration of $34.9 million was ultimately paid to the seller of Cliffstar, and all claims for contingent consideration have been resolved as of December 28, 2013.

Forward-looking Statements

In addition to historical information, this report may contain statements relating to future events and future results. These statements are “forward looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Cott Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this report and in the documents incorporated in this report by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this report.

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our 2013 Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Walmart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of strategic opportunities we pursue;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness we incurred and our ability to meet our obligations;

•	our ability to maintain compliance with the covenants and conditions under debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management;

•	our exposure to intangible asset risk;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems; or

•	volatility of our stock price.

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

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations. We exclude these items to better understand trends in the business.

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP earnings (loss) before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding bond redemption costs, restructuring expenses and asset impairments, acquisition costs, and integration costs related to the Calypso Acquisition or the Cliffstar Acquisition, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net income (loss), which is GAAP earnings (loss) excluding bond redemption costs, acquisition costs, integration expenses, restructuring expenses and asset impairments, as well as adjusted earnings (loss) per diluted share, which is adjusted net income (loss) divided by diluted weighted average outstanding shares. We consider these measures to be indicators of our operating performance. These measures exclude certain items to make period-over-period comparisons of our ongoing core operations before material charges.

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

Summary Financial Results

Our net loss for the three months ended March 29, 2014 (the “first quarter”) was $3.9 million or $0.04 net loss per diluted share, compared with net income that was effectively zero or $0.00 per diluted share for the three months ended March 30, 2013.

The following items of significance affected our financial results for the first quarter of 2014:

•	filled beverage 8-ounce equivalents (“beverage case volume”), which excludes concentrate sales, decreased 7.7% due primarily to the prolonged aggressive promotional activity from the national brands in North America, the general market decline in the North America CSD category, as well as the exiting of case pack water, offset in part by a combination of increased hot fill and juice volumes with additional contract manufacturing business wins and the Calypso business;

•	revenue decreased 6.0% from the comparable prior year period due primarily to lower North American volumes. Excluding the impact of foreign exchange, revenue decreased 6.6% from the comparable prior year period;

•	gross profit as a percentage of revenue decreased to 10.6% for the first quarter from 11.2% in the comparable prior year period due primarily to the competitive environment and lower North America volume alongside additional freight and operating costs caused by inclement weather in North America;

•	selling, general and administrative (“SG&A”) expenses for the first quarter increased to $42.3 million from $41.3 million in the comparable prior year period due primarily to an increase in employee-related costs;

•	other income, net was $2.3 million in the first quarter compared to other expense of $0.3 million in the comparable prior year period due primarily to a favorable legal settlement of $3.5 million partially offset by bond redemption costs of $0.9 million, as well as other foreign exchange losses of approximately $0.3 million;

•	interest expense decreased by $3.5 million, or 26.3%, as compared to the prior year period due primarily to the redemption of our 8.375% Senior Notes due 2017 (the “2017 Notes”) and to an amendment to our asset based lending (“ABL”) facility to more favorable terms;

•	income tax benefit was $0.9 million in the first quarter compared to an income tax expense of $0.5 million in the comparable prior year period due primarily to a reduction in pretax income;

•	Adjusted EBITDA decreased to $34.1 million in the first quarter compared to $40.1 million in the comparable prior year period due to the items listed above; and

•	adjusted net loss and adjusted net loss per diluted share were $2.5 million and $0.03, respectively, in the first quarter compared to adjusted net income of $0.4 million and adjusted earnings per diluted share of nil in the comparable prior year period.

The following items of significance affected our financial results for the first quarter of 2013:

•	filled beverage case volume decreased 4.9% due primarily to the residual effect of exiting low gross margin business in North America in the prior year, a general market decline in the North American CSD category, and loss of market share for the private label segment within the overall CSD category in North America;

•	revenue decreased by 3.5% from the comparable prior year period due to lower global volumes, slightly offset by an increase in average price per case in North America. Absent foreign exchange impact, revenue decreased 3.4%;

•	gross profit as a percentage of revenue declined to 11.2% for the first quarter from 12.1% in the comparable prior year period due primarily to lower global volumes, which resulted in unfavorable fixed cost absorption;

•	SG&A expenses for the first quarter decreased to $41.3 million from $41.8 million in the comparable prior year period due primarily to a reduction in information technology costs;

•	other expense was $0.3 million in the first quarter compared to other income of $0.2 million in the comparable prior year period due to the recording of foreign exchange losses during the period compared to foreign exchange gains in the prior year period; and

•	income tax expense was flat as compared to the prior year period.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended March 29, 2014 and March 30, 2013:

	For the Three Months Ended
	March 29, 2014		March 30, 2013
(in million of U.S. dollars	$	%	$	%
Revenue, net	475.1	100.0	505.4	100.0
Cost of sales	424.8	89.4	449.0	88.8

Gross profit	50.3	10.6	56.4	11.2
Selling, general, and administrative expenses	42.3	8.9	41.3	8.2
Loss on disposal of property, plant and equipment	0.1	—	—	—
Restructuring and asset impairments
Restructuring	2.2	0.5	—	—
Asset impairments	1.6	0.3	—	—

Operating income	4.1	0.9	15.1	3.0
Other (income) expense, net	(2.3)	(0.5)	0.3	0.1
Interest expense, net	9.8	2.1	13.3	2.6

(Loss) income before income taxes	(3.4)	(0.7)	1.5	0.3
Income tax (benefit) expense	(0.9)	(0.2)	0.5	0.1

Net (loss) income	(2.5)	(0.5)	1.0	0.2
Less: Net income attributable to non-controlling interests	1.4	0.3	1.0	0.2

Net loss attributed to Cott Corporation	(3.9)	(0.8)	—	—

Depreciation & amortization	25.3	5.3	24.7	4.9

The following table summarizes our revenue and operating income (loss) by reporting segment for the three months ended March 29, 2014 and March 30, 2013:

	For the Three Months Ended
(in millions of U.S. Dollars)	March 29, 2014	March 30, 2013
Revenue
North America	$344.7	$393.2
United Kingdom	115.6	97.4
All Other	14.8	14.8

Total	$475.1	$505.4

Operating income (loss)
North America	$2.3	$16.7
United Kingdom	2.2	—
All Other	2.5	1.3
Corporate	(2.9)	(2.9)

Total	$4.1	$15.1

Revenues are attributed to reporting segments based on the location of the customer.

The following table summarizes our beverage case volume by reporting segment for the three months ended March 29, 2014 and March 30, 2013:

	For the Three Months Ended
(in millions of cases)	March 29, 2014	March 30, 2013
Volume 8 oz. equivalent cases—Total Beverage (including concentrate)
North America	156.4	172.6
United Kingdom	44.8	44.5
All Other	57.3	68.4

Total	258.5	285.5

Volume 8 oz. equivalent cases—Filled Beverage
North America	133.7	148.0
United Kingdom	41.9	40.1
All Other	2.8	5.1

Total	178.4	193.2

The following tables summarize revenue and volume by product for the three months ended March 29, 2014 and March 30, 2013:

For the Three Months Ended March 29, 2014
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$119.3	$38.1	$1.2	$158.6
Juice	120.9	11.8	0.7	133.4
Concentrate	3.6	0.7	5.9	10.2
Sparkling Waters/Mixers	43.4	16.6	0.8	60.8
Energy	6.6	27.0	1.7	35.3
All other products	50.9	21.4	4.5	76.8

Total	$344.7	$115.6	$14.8	$475.1

For the Three Months Ended March 29, 2014
(in millions of cases)	North America	United Kingdom	All Other	Total
Volume 8 oz. equivalent cases—Total Beverage (including concentrate)
Carbonated soft drinks	55.3	18.1	0.5	73.9
Juice	30.1	2.2	0.1	32.4
Concentrate	22.7	2.9	54.5	80.1
Sparkling Waters/Mixers	19.3	9.1	0.5	28.9
Energy	1.2	5.7	1.0	7.9
All other products	27.8	6.8	0.7	35.3

Total	156.4	44.8	57.3	258.5

For the Three Months Ended March 30, 2013
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$151.4	$32.7	$3.6	$187.7
Juice	135.0	3.1	0.5	138.6
Concentrate	3.1	0.6	6.8	10.5
Sparkling Waters/Mixers	43.1	14.7	1.3	59.1
Energy	6.2	28.0	1.6	35.8
All other products	54.4	18.3	1.0	73.7

Total	$393.2	$97.4	$14.8	$505.4

For the Three Months Ended March 30, 2013
(in millions of cases)	North America	United Kingdom	All Other	Total
Volume 8 oz. equivalent cases—Total Beverage (including concentrate)
Carbonated soft drinks	66.8	17.4	2.4	86.6
Juice	30.8	0.8	0.1	31.7
Concentrate	24.6	4.4	63.3	92.3
Sparkling Waters/Mixers	18.1	9.0	1.4	28.5
Energy	0.9	6.3	0.8	8.0
All other products	31.4	6.6	0.4	38.4

Total	172.6	44.5	68.4	285.5

Results of operations

The following tables summarize the change in revenue by reporting segment for the three months ended March 29, 2014 and March 30, 2013:

	For the Three Months Ended
	March 29, 2014
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(30.3)	$(48.5)	$18.2	$—
Impact of foreign exchange[1]	(3.3)	3.2	(6.7)	0.2

Change excluding foreign exchange	$(33.6)	$(45.3)	$11.5	$0.2

Percentage change in revenue	(6.0)%	(12.3)%	18.7%	—%

Percentage change in revenue excluding foreign exchange	(6.6)%	(11.5)%	11.8%	1.4%

	For the Three Months Ended
	March 30, 2013
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(18.4)	$(14.9)	$(1.8)	$(1.7)
Impact of foreign exchange[1]	0.6	0.1	0.7	(0.2)

Change excluding foreign exchange	$(17.8)	$(14.8)	$(1.1)	$(1.9)

Percentage change in revenue	(3.5)%	(3.7)%	(1.8)%	(18.7)%

Percentage change in revenue excluding foreign exchange	(3.4)%	(3.6)%	(1.1)%	(20.9)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended March 29, 2014 and March 30, 2013:

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Net loss attributed to Cott Corporation	$(3.9)	$—
Interest expense, net	9.8	13.3
Income tax (benefit) expense	(0.9)	0.5
Depreciation & amortization	25.3	24.7
Net income attributable to non-controlling interests	1.4	1.0

EBITDA	$31.7	$39.5
Restructuring and asset impairments	3.8	—
Bond redemption costs	0.9	—
Tax reorganization and regulatory costs	0.1	—
Acquisition and integration	(2.4)	0.6

Adjusted EBITDA	$34.1	$40.1

The following table summarizes our adjusted net (loss) income and adjusted earnings per share for the three months ended March 29, 2014 and March 30, 2013:

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Net loss attributed to Cott Corporation	$(3.9)	$—
Restructuring and asset impairments, net of tax	2.9	—
Bond redemption costs, net of tax	0.9	—
Tax reorganization and regulatory costs, net of tax	0.1	—
Acquisition and integration, net of tax	(2.5)	0.4

Adjusted net (loss) income attributed to Cott Corporation	$(2.5)	$0.4

Adjusted net (loss) income per common share attributed to Cott Corporation
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00
Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	94.3	95.4
Diluted	94.3	95.8

The following unaudited financial information for the three months ended March 29, 2014 represents the activity of Calypso that has been combined with our United Kingdom operations as of the date of acquisition:

(in millions of U.S. dollars)	For the Three Months Ended March 29, 2014
Revenue
United Kingdom	$115.6
Less: Calypso	(14.2)

United Kingdom excluding Calypso	$101.4

The following table summarizes our free cash flow for the three months ended March 29, 2014 and March 30, 2013:

	For the Three Months Ended
(in millions of U.S. dollars)	March 29, 2014	March 30, 2013
Net cash used in operating activities	$(52.5)	$(58.6)
Less: Capital expenditures	(8.8)	(19.9)

Free Cash Flow	$(61.3)	$(78.5)

Revenue

Revenue decreased $30.3 million, or 6.0%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue decreased 6.6% in the first quarter from the comparable prior year period.

North America revenue decreased $48.5 million, or 12.3%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue decreased 11.5%, due primarily to lower market share for the private label segment within the overall CSD category as a result of prolonged aggressive promotional activity from the national brands, as well as a reduction in case pack water volume, offset in part by a combination of increased hot fill and juice volumes with additional contract manufacturing business wins. Net selling price per beverage case (which is net revenue divided by beverage case volume) decreased 3.2% in the first quarter from the comparable prior year period due primarily to a product mix shift.

U.K. revenue increased $18.2 million, or 18.7%, in the first quarter from the comparable prior year period due primarily to additional revenues from the Calypso business. Absent foreign exchange impact, U.K. revenue increased 11.8% in the first quarter. Excluding the revenues associated with Calypso, U.K revenue increased $4.0 million in the first quarter. Net selling price per beverage case increased 13.6% in the first quarter from the comparable prior year period due primarily to a favorable product mix.

All Other revenue remained flat in the first quarter from the comparable prior year period due to increased sales to contract manufacturing and export customers, offset by lower concentrate volumes.

Cost of Sales

Cost of sales represented 89.4% of revenue in the first quarter, compared to 88.8% in the comparable prior year period. The increase in cost of sales as a percentage of revenue was due primarily to unfavorable fixed cost absorption associated with lower global volumes.

Gross Profit

Gross profit as a percentage of revenue decreased to 10.6% in the first quarter from 11.2% in the comparable prior year period due primarily to lower global volumes which resulted in unfavorable fixed cost absorption.

Selling, General and Administrative Expenses

SG&A expenses increased $1.0 million, or 2.4%, in the first quarter from the comparable prior year period. The increase was due primarily to higher employee-related costs. As a percentage of revenue, SG&A increased to 8.9% in the first quarter from 8.2% in the comparable prior year period.

Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”) and expect to incur total pre-tax charges of approximately $6.0 million to $8.0 million during fiscal year 2014. For the first quarter of 2014, in connection with the 2014 Restructuring Plan, we incurred charges of approximately $2.2 million related primarily to headcount reductions and $1.6 million related to asset impairments. We did not record any restructuring or impairment charges in the comparable prior year period.

Operating Income

Operating income was $4.1 million in the first quarter compared to $15.1 million in the comparable prior year period. The decrease was due primarily to lower gross profit as a percentage of revenue, higher SG&A expenses, and restructuring and asset impairment charges absent in the comparable prior year period.

Other (Income) Expense, Net

Other income was $2.3 million in the first quarter compared to other expense of $0.3 million in the comparable prior year period. The increase in other income was due primarily to $3.5 million income related to a favorable legal settlement partly offset by $0.9 million in costs related to the redemption of $15.0 million aggregate principal amount of our 2017 Notes, as well as other foreign exchange losses of approximately $0.3 million. In the comparable prior year period, other expense was $0.3 million due to foreign exchange losses.

Income Taxes

Income tax benefit was $0.9 million in the first quarter compared to income tax expense of $0.5 million in the comparable prior year period. The decrease was due primarily to a change to the earnings mix relative to the comparable prior year period.

Liquidity and Capital Resources

The following table summarizes our cash flows for the three months ended March 29, 2014 and March 30, 2013, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	March 29, 2014	March 30, 2013
Net cash used in operating activities	$(52.5)	$(58.6)
Net cash used in investing activities	(10.3)	(19.7)
Net cash provided by (used in) financing activities	56.1	(5.5)
Effect of exchange rate changes on cash	0.1	(2.6)

Net decrease in cash & cash equivalents	(6.6)	(86.4)
Cash & cash equivalents, beginning of period	47.2	179.4

Cash & cash equivalents, end of period	$40.6	$93.0

Financial and Capital Resources and Liquidity

As of March 29, 2014, we had total debt of $522.6 million and $40.6 million of cash and cash equivalents compared to $605.4 million of debt and $93.0 million of cash and cash equivalents as of March 30, 2013.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or our

8.125% senior notes due 2018 (the “2018 Notes”) were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2018 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of March 29, 2014, our total availability under the ABL facility was $279.5 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets). We had $130.9 million of outstanding borrowings under the ABL facility and $7.5 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $141.1 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

We earn approximately 100% of our consolidated operating income in subsidiaries located outside of Canada. All of these foreign earnings are considered to be indefinitely reinvested in foreign jurisdictions where we have made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no Canadian income taxes have been provided for on these foreign earnings. Cash and cash equivalents held by our foreign subsidiaries are readily convertible into other foreign currencies, including Canadian dollars. We do not intend, nor do we foresee a need, to repatriate these funds into Canada.

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

On February 19, 2014, we redeemed all of the remaining $15.0 million aggregate principal amount of 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as approximately $0.3 million in deferred financing fees and discount charges.

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

Operating Activities

Cash used in operating activities was $52.5 million during the first quarter compared to $58.6 million in the comparable prior year period. The $6.1 million decrease was due primarily to the timing of accounts receivable receipts and accounts payable payments relative to the prior year period.

Investing Activities

Cash used in investing activities was $10.3 million during the first quarter compared to $19.7 million in the comparable prior year period. The $9.4 million decrease was due primarily to a reduction in fixed asset purchases, offset by increased purchases of intangibles and other assets.

Financing Activities

Cash provided by financing activities was $56.1 million during the first quarter compared to cash used of $5.5 million in the comparable prior year period. The $61.6 million increase was due primarily to an increase in outstanding borrowings under our ABL facility for seasonal working capital needs, partially offset by our redemption of the remaining $15.0 million aggregate principal amount of the 2017 Notes and dividend payments to shareholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of March 29, 2014.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our 2013 Annual Report.

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

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date to July 19, 2017. We incurred $1.2 million of financing fees in connection with the amendment of the ABL facility. This amendment was considered to be a modification of the original agreement under generally accepted accounting standards.

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300.0 million, as well as to increase the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350.0 million, subject to certain conditions, (2) extend the maturity date to the earliest of (i) October 22, 2018, or (ii) March 1, 2018, if we have not redeemed, repurchased or refinanced the 2018 Notes by February 15, 2018, and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.7 million of financing fees in connection with the amendment of the ABL facility. This amendment was considered to be a modification of the original agreement under generally accepted accounting standards.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendments of the ABL facility on July 19, 2012 and on October 22, 2013, are being amortized using the straight line method over the duration of the amended ABL facility.

As of March 29, 2014, we had $130.9 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $7.5 million of letters of credit, was $141.1 million as of March 29, 2014.

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

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of 2017 Notes. The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc., and most of our U.S., Canadian and U.K. subsidiaries guaranteed the 2017 Notes. The interest on the 2017 Notes is payable semi-annually on May 15th and November 15th of each year. We incurred $5.1 million of financing fees in connection with the 2017 Notes.

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments as well as approximately $4.5 million in deferred financing fees, discount charges and other bond redemption costs.

On February 19, 2014, we redeemed all of the remaining $15.0 million aggregate principal amount of 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as approximately $0.3 million in deferred financing fees and discount charges.

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at 5.23% interest.

Credit Ratings and Covenant Compliance

Credit Ratings

We have no material changes to the disclosure on this matter made in our 2013 Annual Report.

Covenant Compliance

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. We were in compliance with all of the covenants under the 2018 Notes and there have been no amendments to any such covenants since the 2018 Notes were issued.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. On February 19, 2014, we redeemed all of the remaining $15.0 million in aggregate principal amount of the 2017 Notes. At all times prior to the redemption of the remaining outstanding 2017 Notes, we were in compliance with all of the covenants under the 2017 Notes.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $27.5 million. If excess availability is less than the greater of 12.5% of the lenders’ commitments under the ABL facility or $34.375 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of March 29, 2014.

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. During the first quarter of 2014, we repurchased 6,453 common shares for less than $0.1 million through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

Tax Withholding

In the first quarter of 2014, 46,897 shares of our previously-issued common stock were withheld from delivery to our employees to satisfy their tax obligations related to stock-based awards. No such withholdings occurred during the first quarter of 2013.

Capital structure

Since December 28, 2013, equity has decreased by $10.7 million. The decrease was primarily the result of a net loss of $3.9 million, dividend payments of $5.1 million, common share repurchases of $0.4 million, other comprehensive loss of $1.7 million, and distributions to non-controlling interest of $2.3 million, partially offset by share-based compensation expense of $1.3 million and non-controlling interest income of $1.4 million.

Dividend payments

On February 11, 2014, the board of directors declared a dividend of C$0.06 per share on common shares, payable in cash on March 28, 2014 to shareowners of record at the close of business on March 11, 2014. The dividend payment was approximately $5.1 million in the aggregate. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2018 Notes, as well as other factors that the board of directors may deem relevant from time to time.

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

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2013 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes.

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, typically have maturities of less than eighteen months. We had outstanding foreign exchange forward contracts with notional amounts of $6.3 million and $3.6 million as of March 29, 2014 and December 28, 2013, respectively.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term and long-term debt. Our long-term debt is fixed and our short-term debt is variable. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Since we had $130.9 million of ABL borrowings outstanding as of March 29, 2014, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $7.5 million of outstanding letters of credit) would result in additional interest expense of approximately $1.3 million during the next year. The weighted average interest rate of our debt outstanding at March 29, 2014 was 6.8%.

Commodity Price Risk

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $15.0 million and $0.0 as of March 29, 2014 and December 28, 2013, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 29, 2014. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2014, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our 2013 Annual Report.

Item 1A.	Risk Factors

There has been no material change in our risk factors since December 28, 2013. Please refer to our 2013 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. During the first quarter ended March 29, 2014, we repurchased 6,453 common shares for less than $0.1 million through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

The following table summarizes the repurchase activity under our share repurchase program during the first quarter of 2014:

	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 2014	2,988	$7.68	2,988	3,525,164
February 2014	3,465	7.68	3,465	3,521,699
March 2014	—	—	—	3,521,699

Total	6,453	$7.68	6,453

Tax Withholdings

The following table contains information about shares of our previously-issued common stock that we withheld from delivering to employees during the first quarter of 2014 to satisfy their tax obligations related to stock-based awards.

	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 2014	39,169	$8.07	N/A	N/A
February 2014	7,728	8.14	N/A	N/A
March 2014	—	—	N/A	N/A

Total	46,897

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation, as amended (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2014 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2014 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2014 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2014 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, filed May 8, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: May 8, 2014	/s/ Jay Wells
Jay Wells Chief Financial Officer (On behalf of the Company)

Date: May 8, 2014	/s/ Gregory Leiter
Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation, as amended (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2014 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2014 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2014 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 29, 2014 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, filed May 8, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).