Form 10-Q
period 2014-06-28
COTT CORP /CN/
filed 2014-08-07
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 28, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, no par value per share	93,736,940 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Revenue, net	$550.9	$563.8	$1,026.0	$1,069.2
Cost of sales	477.1	487.2	901.9	936.2

Gross profit	73.8	76.6	124.1	133.0
Selling, general and administrative expenses	46.9	41.7	89.2	83.0
Loss on disposal of property, plant & equipment	0.4	0.3	0.5	0.3
Restructuring and asset impairments
Restructuring	0.1	2.0	2.3	2.0
Asset impairments	0.3	—	1.9	—

Operating income	26.1	32.6	30.2	47.7
Other expense, net	19.8	—	17.5	0.3
Interest expense, net	8.4	12.8	18.2	26.1

(Loss) income before income taxes	(2.1)	19.8	(5.5)	21.3
Income tax expense	2.5	1.7	1.6	2.2

Net (loss) income	$(4.6)	$18.1	$(7.1)	$19.1
Less: Net income attributable to non-controlling interests	1.4	1.6	2.8	2.6

Net (loss) income attributed to Cott Corporation	$(6.0)	$16.5	$(9.9)	$16.5

Net (loss) income per common share attributed to Cott Corporation
Basic	$(0.06)	$0.17	$(0.11)	$0.17
Diluted	(0.06)	0.17	(0.11)	0.17

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	94,234	95,159	94,276	95,265
Diluted	94,234	95,981	94,276	96,048

Dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net (loss) income	$(4.6)	$18.1	$(7.1)	$19.1
Other comprehensive income (loss):
Currency translation adjustment	8.4	(4.4)	6.8	(16.8)
Pension benefit plan, net of tax [1]	(0.3)	0.2	(0.3)	0.4
Unrealized gain (loss) on derivative instruments, net of tax [2]	0.3	(0.1)	0.2	—

Total other comprehensive income (loss)	8.4	(4.3)	6.7	(16.4)

Comprehensive income (loss)	$3.8	$13.8	$(0.4)	$2.7
Less: Comprehensive income attributable to non-controlling interests	1.4	1.7	2.8	2.6

Comprehensive income (loss) attributed to Cott Corporation	$2.4	$12.1	$(3.2)	$0.1

1.	Net of the effect of nil and $0.1 million tax expense for the three and six months ended June 28, 2014, respectively, and net of the effect of $0.1 million and $0.2 million tax expense for the three and six months ended June 29, 2013, respectively.
2.	Net of the effect of $0.1 million and $0.1 million tax expense for the three and six months ended June 28, 2014, respectively, and net of the effect of $0.1 million and a nil tax benefit for the three and six months ended June 29, 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	June 28, 2014	December 28, 2013
ASSETS
Current assets
Cash & cash equivalents	$90.9	$47.2
Accounts receivable, net of allowance of $5.3 ($5.8 as of December 28, 2013)	285.0	204.4
Income taxes recoverable	1.0	1.1
Inventories	251.4	233.1
Prepaid expenses and other current assets	23.4	19.3

Total current assets	651.7	505.1
Property, plant & equipment, net	479.2	483.7
Goodwill	191.1	137.3
Intangibles and other assets, net	379.2	296.2
Deferred income taxes	5.7	3.6
Other tax receivable	0.2	0.2

Total assets	$1,707.1	$1,426.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$35.8	$50.8
Current maturities of long-term debt	83.4	3.9
Accounts payable and accrued liabilities	356.9	298.2

Total current liabilities	476.1	352.9
Long-term debt	536.5	403.5
Deferred income taxes	62.3	41.5
Other long-term liabilities	41.6	22.3

Total liabilities	1,116.5	820.2

Equity
Capital stock, no par - 94,081,120 (December 28, 2013 - 94,238,190) shares issued	392.1	392.8
Additional paid-in-capital	46.6	44.1
Retained earnings	154.5	176.3
Accumulated other comprehensive loss	(10.1)	(16.8)

Total Cott Corporation equity	583.1	596.4
Non-controlling interests	7.5	9.5

Total equity	590.6	605.9

Total liabilities and equity	$1,707.1	$1,426.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Operating Activities
Net (loss) income	$(4.6)	$18.1	$(7.1)	$19.1
Depreciation & amortization	26.0	24.9	51.3	49.6
Amortization of financing fees	0.6	0.8	1.2	1.5
Share-based compensation expense	2.1	1.8	3.4	2.5
Increase in deferred income taxes	2.6	1.6	1.5	1.6
Write-off of financing fees and discount	3.0	—	3.3	—
Loss on disposal of property, plant & equipment	0.4	0.3	0.5	0.3
Asset impairments	0.3	—	1.9	—
Other non-cash items	(0.5)	(0.1)	(0.7)	0.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33.0)	(29.6)	(66.3)	(57.8)
Inventories	8.9	2.4	(7.6)	(10.8)
Prepaid expenses and other current assets	(1.2)	(1.4)	(1.0)	(2.0)
Other assets	(0.4)	—	(0.2)	(0.1)
Accounts payable and accrued liabilities, and other liabilities	25.8	15.2	(2.7)	(28.9)
Income taxes recoverable	(0.4)	0.1	(0.4)	0.3

Net cash provided by (used in) operating activities	29.6	34.1	(22.9)	(24.5)

Investing Activities
Acquisitions, net of cash received	(80.8)	(6.5)	(80.8)	(6.5)
Additions to property, plant & equipment	(11.8)	(14.6)	(20.6)	(34.5)
Additions to intangibles and other assets	(1.3)	(1.7)	(2.8)	(1.9)
Proceeds from insurance recoveries	—	—	—	0.4

Net cash used in investing activities	(93.9)	(22.8)	(104.2)	(42.5)

Financing Activities
Payments of long-term debt	(296.5)	(19.1)	(312.5)	(19.6)
Issuance of long-term debt	525.0	—	525.0	—
Borrowings under ABL	188.2	—	283.2	—
Payments under ABL	(284.3)	—	(299.4)	—
Distributions to non-controlling interests	(2.5)	(0.7)	(4.8)	(2.8)
Financing fees	(7.9)	—	(7.9)	—
Common shares repurchased and cancelled	(2.7)	(5.5)	(3.1)	(8.4)
Dividends to shareholders	(5.7)	(11.2)	(10.8)	(11.2)

Net cash provided by (used in) financing activities	113.6	(36.5)	169.7	(42.0)

Effect of exchange rate changes on cash	1.0	(1.0)	1.1	(3.6)

Net increase (decrease) in cash & cash equivalents	50.3	(26.2)	43.7	(112.6)
Cash & cash equivalents, beginning of period	40.6	93.0	47.2	179.4

Cash & cash equivalents, end of period	$90.9	$66.8	$90.9	$66.8

Supplemental Non-cash Investing and Financing Activities:
Acquisition related deferred consideration	51.4	5.1	51.4	5.1
Financing fees	1.8	—	1.8	—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8.4	$9.2	$25.0	$25.1
Cash (received) paid for income taxes, net	$—	$(0.2)	$0.3	$0.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 29, 2012	95,371	$397.8	$40.4	$186.0	$(12.4)	$11.1	$622.9

Common shares issued - Director Share Awards	87	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(692)	(2.9)	—	(2.6)	—	—	(5.5)
Common shares issued - Time-based RSUs	7	—	—	—	—	—	—
Share-based compensation	—	—	1.7	—	—	—	1.7
Dividend payment	—	—	—	(11.2)	—	—	(11.2)
Distributions to non-controlling interests	—	—	—	—	—	(2.8)	(2.8)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(16.8)	—	(16.8)
Pension benefit plan, net of tax	—	—	—	—	0.4	—	0.4
Net income	—	—	—	16.5	—	2.6	19.1

Balance at June 29, 2013	94,773	$394.9	$42.9	$188.7	$(28.8)	$10.9	$608.6

Balance at December 28, 2013	94,238	$392.8	$44.1	$176.3	$(16.8)	$9.5	$605.9

Common shares issued - Director Share Awards	112	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(430)	(2.0)	—	(1.1)	—	—	(3.1)
Common shares issued - Time-based RSUs	161	1.3	(1.3)	—	—	—	—
Share-based compensation	—	—	3.0	—	—	—	3.0
Dividend payment	—	—	—	(10.8)	—	—	(10.8)
Distributions to non-controlling interests	—	—	—	—	—	(4.8)	(4.8)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	6.8	—	6.8
Pension benefit plan, net of tax	—	—	—	—	(0.3)	—	(0.3)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	0.2	—	0.2
Net (loss) income	—	—	—	(9.9)	—	2.8	(7.1)

Balance at June 28, 2014	94,081	$392.1	$46.6	$154.5	$(10.1)	$7.5	$590.6

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1— Business and Recent Accounting Pronouncements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas, beverage concentrates, liquid enhancers, freezables and ready-to-drink alcoholic beverages, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals.

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

During the six months ended June 28, 2014, we recorded out-of-period adjustments which decreased net income by approximately $0.7 million, which related to 2013 and were primarily associated with fixed assets and accrued liabilities. We evaluated the total out-of-period adjustments in relation to the current period, which is when the adjustments were recorded, as well as the period in which they originated and concluded these adjustments are not material to either the consolidated quarterly or annual financial statements for all impacted periods.

Recent Accounting Pronouncements

Update ASU 2013-11—Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the information provided in relation to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted this guidance and incorporated it into the presentation of our consolidated financial statements.

Update ASU 2014-09—Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB amended its guidance regarding revenue recognition and created a new Topic 606, Revenue from Contracts with Customers. The objectives for creating Topic 606 were to remove inconsistencies and weaknesses in revenue recognition, provide a more robust framework for addressing revenue issues, provide more useful information to users of the financial statements through improved disclosure requirements, simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer, and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Update ASU 2014-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB amended its guidance regarding accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe that the adoption of these amendments will not have a material impact on our consolidated financial statements.

Note 2—Acquisitions

Aimia Acquisition

On May 30, 2014 (the “Acquisition Date”), our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Aimia Foods (Holdings) Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred as “Aimia”) pursuant to a Share Purchase Agreement dated May 30, 2014. Aimia produces and distributes hot chocolate, coffee and cold cereal products primarily through food service, vending and retail channels. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration to be paid by September 30, 2014, and aggregate contingent consideration of up to £16.0 million ($26.9 million), which is payable upon the achievement of certain performance measures during the twelve months ending July 1, 2016 (the “Earn Out Period”).

The total consideration paid by us for the Aimia Acquisition, subject to final working capital adjustments, is summarized below:

(in millions of U.S. dollars)
Cash	$80.4
Deferred consideration	33.5
Contingent consideration [1]	17.9
Working capital payment	7.2

Total consideration	$139.0

1.	Represents the estimated present value of the contingent consideration based on probability of achievement of performance targets recorded at fair value.

Our primary reasons for the Aimia Acquisition were to diversify Cott’s product portfolio, packaging formats and channel mix, and enhance our customer offering and growth prospects.

The Aimia Acquisition is being accounted for as a business combination which, among other things, requires that assets acquired and liabilities assumed be measured at their acquisition date fair values. Identified intangible assets, goodwill and property, plant and equipment are recorded at their estimated fair values per preliminary valuations and may change based on the final valuations. The results of operations of Aimia have been included in our operating results beginning as of the Acquisition Date. We allocated the total purchase price exchanged for Aimia to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets are amortized using a method that reflects the pattern in which economic benefits of the intangible asset are consumed using a straight-line amortization method.

The sellers are entitled to contingent consideration of up to a maximum of £16.0 million ($26.9 million), based on the exchange rate on the Acquisition Date, which will be due by us if Aimia meets certain targets relating to net income plus interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve months ending July 1, 2016. We estimated the fair value of the contingent consideration based on financial projections of the acquired business and estimated probabilities of achievement of the EBITDA targets. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition will be recorded in our Consolidated Statements of Operations. The fair value of the contingent consideration was determined to be £10.6 million ($17.9 million) using a present valued probability-weighted income approach. Key assumptions include probability-adjusted EBITDA amounts with discount rates consistent with the level of risk of achievement.

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Aimia Acquisition. The allocation of the purchase price is based on a preliminary valuation that is expected to be completed by the end of 2014. Any adjustment may affect the total purchase price and amount of goodwill.

(in millions of U.S. dollars)	Acquired Value
Cash	$9.5
Accounts receivable	11.0
Inventories	9.6
Prepaid expenses and other assets	1.9
Property, plant & equipment	10.5
Goodwill	52.8
Intangibles and other assets	86.2
Accounts payable and accrued liabilities	(25.4)
Deferred tax liabilities	(17.1)

Total	$139.0

The Company recognized $1.8 million of acquisition related costs associated with the Aimia Acquisition that were expensed during the three and six month period ended June 28, 2014. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations in accordance with ASC 805, “Business Combinations.”

Intangible Assets

In our preliminary determination of the fair value of the intangible assets, we considered, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of Aimia’s products. The estimated fair values of identified intangible assets were calculated considering market participant expectations and using an income approach and estimates and assumptions provided by Aimia’s and our management. The following table sets forth the components of identified intangible assets associated with the Aimia Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$76.5	15 years
Trademarks and trade names	1.5	20 years
Non-competition agreements	2.9	5 years

Total	$80.9

Customer relationships represent future projected revenue that will be derived from sales to existing customers of Aimia.

Trademarks and trade names represent the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark or trade name as opposed to obtaining the benefit of the trademark or trade name through a royalty or rental fee.

In conjunction with the closing of the Aimia Acquisition, certain key employees of Aimia executed non-competition agreements, which prevent those employees from competing with us in the specified restricted territories for a period of time from the Acquisition Date. The value of the Aimia business could be materially diminished without these noncompetition agreements.

Goodwill

The principal factor that resulted in recognition of goodwill was that the purchase price for the Aimia Acquisition was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Aimia Acquisition was allocated to the U.K. reporting segment, none of which is expected to be tax deductible.

Selected Financial Data (unaudited)

The following unaudited financial information from the Acquisition Date through June 28, 2014 represents the activity of Aimia that has been combined with our operations as of the Acquisition Date.

(in millions of U.S. dollars)	For the period from May 30, 2014 through June 28, 2014
Revenue	$7.0
Net loss	(1.2)

Calypso Acquisition

In June 2013, our U.K. reporting segment acquired 100 percent of the share capital of Cooke Bros. Holdings Limited (the “Calypso Acquisition”), which includes its subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso”). Calypso produces fruit juices, juice drinks, soft drinks, and freeze products in the United Kingdom. The aggregate purchase price for the acquisition of Calypso was $12.1 million, which includes approximately $7.0 million paid at closing, a deferred payment of approximately $2.3 million paid on the first anniversary of the closing date, and a deferred payment of approximately $3.0 million to be paid on the second anniversary of the closing date. In connection with the Calypso Acquisition, we paid $18.5 million of outstanding debt of the acquired companies. The closing payment and the first deferred payment were funded from available cash.

The total consideration paid by us in the Calypso Acquisition is summarized below:

(in millions of U.S. dollars)
Cash	$7.0
Deferred consideration [1]	5.1

Total consideration	$12.1

1.	Principal amount of $5.3 million discounted to present value.

Our primary reasons for the Calypso Acquisition were to expand Cott’s product portfolio and enhance our customer offering and growth prospects.

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the three and six months ended June 28, 2014 and June 29, 2013 represent the combined results of our operations as if the Aimia Acquisition and the Calypso Acquisition had occurred on December 30, 2012. The unaudited pro forma results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars, except share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	$567.8	$599.7	$1,072.7	$1,140.8
Net (loss) income	(4.6)	18.9	(6.0)	20.6
Net (loss) income per common share, diluted	$(0.05)	$0.20	$(0.06)	$0.21

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

Note 3—Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”). The plant closures are expected to be completed by the end of our 2014 fiscal year and will result in cash charges associated with employee redundancy costs and relocation of assets, and non-cash charges related to asset impairments and accelerated depreciation on property, plant and equipment. In connection with the 2014 Restructuring Plan, we expect to incur total charges of approximately $5.0 million to $6.0 million. We also implemented a plan in June 2013, which consisted primarily of headcount reductions.

The following table summarizes restructuring charges for the three and six months ended June 28, 2014 and June 29, 2013, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
North America	$0.1	$1.0	$2.2	$1.0
United Kingdom	—	0.7	0.1	0.7
Mexico	—	0.3	—	0.3

Total	$0.1	$2.0	$2.3	$2.0

There were no asset impairment charges for the three and six months ended June 29, 2013. The following table summarizes asset impairment charges for the three and six months ended June 28, 2014:

(in millions of U.S. dollars)	For the Three Months Ended June 28, 2014	For the Six Months Ended June 28, 2014
North America	$—	$0.9
United Kingdom	0.3	1.0

Total	$0.3	$1.9

The following tables summarize our restructuring liability as of June 28, 2014, along with charges to costs and expenses and cash payments:

2014 Restructuring Plan:

	North America
(in millions of U.S. dollars)	Balance at December 28, 2013	Charges to costs and expenses	Cash payments	Balance at June 28, 2014

Restructuring liability	$—	$2.2	$(2.2)	$—

	$—	$2.2	$(2.2)	$—

	United Kingdom
(in millions of U.S. dollars)	Balance at December 28, 2013	Charges to costs and expenses	Cash payments	Balance at June 28, 2014

Restructuring liability	$—	$0.1	$(0.1)	$—

	$—	$0.1	$(0.1)	$—

Note 4—Share-Based Compensation

The table below summarizes the share-based compensation expense for the three and six months ended June 28, 2014 and June 29, 2013, respectively. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) or Amended and Restated Equity Plan (as defined below), as the case may be, (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be, and (iii) “Stock options” mean non-qualified stock options granted under the Amended and Restated Equity Plan, the 2010 Equity Incentive Plan, or the Restated 1986 Common Share Option Plan, as amended (the “Option Plan”), as the case may be, and (iv) “Director share awards” mean common shares issued in consideration of the annual board retainer fee to non-management members of our board of directors under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be.

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock options	$0.4	$0.3	$0.8	$0.4
Performance-based RSUs	0.6	0.2	0.8	0.4
Time-based RSUs	0.7	0.5	1.4	0.9
Director share awards	0.4	0.8	0.4	0.8

Total	$2.1	$1.8	$3.4	$2.5

As of June 28, 2014, the unrecognized share-based compensation expense and years we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of June 28, 2014	Weighted average years expected to recognize compensation

Stock options	$2.5	2.0
Performance-based RSUs	2.1	2.3
Time-based RSUs	4.5	2.0
Director share awards	0.4	0.5

Total	$9.5

Stock option activity for the six months ended June 28, 2014 was as follows:

	Shares (in thousands)	Weighted average exercise price
Balance at December 28, 2013	830	$8.17
Awarded	441	8.00
Forfeited or expired	(50)	16.45

Outstanding at June 28, 2014	1,221	$7.77

Exercisable at June 28, 2014	113	$4.94

During the six months ended June 28, 2014, Performance-based RSU and Time-based RSU activity was as follows:

	Number of Performance- based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at December 28, 2013	534	$7.81	831	$8.04
Awarded	274	8.00	368	8.00
Issued	—	—	(161)	8.20
Forfeited	(26)	7.94	(53)	8.40

Outstanding at June 28, 2014	782	$7.87	985	$7.98

On February 14, 2013, our board of directors adopted an amendment and restatement of the 2010 Equity Incentive Plan (the “Amended and Restated Equity Plan”), pursuant to which the 2010 Equity Incentive Plan was amended and restated to, among other things, increase the number of shares that may be issued under the plan to 12,000,000 shares and to provide that the number of shares available for issuance will be reduced 2.0 shares for each share issued pursuant to a “full-value” award (i.e., an award other than an option or stock appreciation right) after the effective date of the amendment and restatement. The Amended and Restated Equity Plan was approved by Cott’s shareowners on April 30, 2013. Awards made in 2011 and 2012 prior to the amendment and restatement are generally governed by the 2010 Equity Incentive Plan without giving effect to these restrictions.

Certain outstanding stock options were granted under the Option Plan. Our board of directors terminated the Option Plan as of February 23, 2011, and no further awards will be granted under it. In connection with the termination of the Option Plan, outstanding options will continue in accordance with the terms of the Option Plan until exercised, forfeited or terminated, as applicable.

Note 5—Income Taxes

Income tax expense was $1.6 million on pre-tax loss of $5.5 million for the six months ended June 28, 2014, as compared to an income tax expense of $2.2 million on pre-tax income of $21.3 million for the six months ended June 29, 2013. This is the result of pre-tax income in certain jurisdictions that is not offset by pre-tax losses in other jurisdictions that have valuation allowances.

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted average number of shares outstanding - basic	94,234	95,159	94,276	95,265
Dilutive effect of stock options	—	62	—	55
Dilutive effect of Performance-based RSUs	—	275	—	266
Dilutive effect of Time-based RSUs	—	485	—	462

Adjusted weighted average number of shares outstanding - diluted	94,234	95,981	94,276	96,048

At June 28, 2014, we excluded 832,951 (June 29, 2013—442,131) stock options from the computation of diluted net (loss) income per share because the options’ exercise price was greater than the average market price of the common shares.

In addition, we excluded the impact of the remaining stock options, Performance-based RSU’s and Time-based RSUs from the computation of diluted net loss per share for the three and six months ended June 28, 2014 as they were considered anti-dilutive for purposes of calculating loss per share.

Note 7—Segment Reporting

Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas, beverage concentrates, liquid enhancers, freezables and ready-to-drink alcoholic beverages, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereal. Our business operates through three reporting segments—North America (which includes our U.S. operating segment and Canada operating segment), U.K. (which includes our United Kingdom operating segment and our Continental European operating segment), and All Other (which includes our Mexico operating segment, our Royal Crown International (“RCI”) operating segment and other Miscellaneous Expenses). Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. The primary measures used in evaluating our reporting segments are revenues, operating income (loss), and additions to property, plant and equipment, which have been included as part of our segment disclosures listed below. During the fourth quarter of 2013, management reviewed our reporting segments and subsequently combined our Mexico and RCI reporting segments with the segment previously classified as All Other into one segment classified as All Other. Prior year information has been updated to reflect the change in our reporting segments.

(in millions of U.S. dollars)	North America	United Kingdom	All Other	Corporate	Total

For the Three Months Ended June 28, 2014
External revenue [1]	$373.5	$159.1	$18.3	$—	$550.9
Depreciation and amortization	20.6	4.9	0.5	—	26.0
Operating income (loss)	15.1	10.8	3.1	(2.9)	26.1
Additions to property, plant and equipment	7.2	4.6	—	—	11.8

For the Six Months Ended June 28, 2014
External revenue [1]	$718.2	$274.7	$33.1	$—	$1,026.0
Depreciation and amortization	41.5	8.9	0.9	—	51.3
Operating income (loss)	17.4	13.0	5.6	(5.8)	30.2
Additions to property, plant and equipment	13.0	7.6	—	—	20.6

As of June 28, 2014
Property, plant and equipment	347.2	123.0	9.0	—	479.2
Goodwill	123.9	62.7	4.5	—	191.1
Intangibles and other assets	265.2	113.8	0.2	—	379.2
Total assets [2]	1,147.8	523.2	36.1	—	1,707.1

1.	Intersegment revenue between North America and the other reporting segments was $6.1 million and $12.2 million for the three and six months ended June 28, 2014, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	North America	United Kingdom	All Other	Corporate	Total

For the Three Months Ended June 29, 2013
External revenue [1]	$418.1	$127.9	$17.8	$—	$563.8
Depreciation and amortization	21.1	3.3	0.5	—	24.9
Operating income (loss)	23.8	9.1	2.6	(2.9)	32.6
Additions to property, plant and equipment	10.4	3.7	0.5	—	14.6

For the Six Months Ended June 29, 2013
External revenue [1]	$811.3	$225.3	$32.6	$—	$1,069.2
Depreciation and amortization	42.1	6.5	1.0	—	49.6
Operating income (loss)	40.5	9.1	3.9	(5.8)	47.7
Additions to property, plant and equipment	24.9	8.3	1.3	—	34.5

As of December 28, 2013
Property, plant and equipment	363.3	111.0	9.4	—	483.7
Goodwill	124.0	8.8	4.5	—	137.3
Intangibles and other assets	268.2	27.7	0.3	—	296.2
Total assets [2]	1,089.5	296.3	40.3	—	1,426.1

1.	Intersegment revenue between North America and the other reporting segments was $5.4 million and $9.2 million for the three and six months ended June 29, 2013, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

For the six months ended June 28, 2014, sales to Walmart accounted for 27.0% (June 29, 2013—30.7%) of our total revenue, 33.3% of our North America reporting segment revenue (June 29, 2013—36.1%), 13.3% of our U.K. reporting segment revenue (June 29, 2013—14.8%) and 2.2% of our All Other reporting segment revenue (June 29, 2013—5.4%).

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

Revenues are attributed to operating segments based on the location of the customer. Revenues by operating segment were as follows:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
United States	$340.4	$367.8	$664.5	$722.6
Canada	49.7	62.1	87.0	109.6
United Kingdom	159.1	127.9	274.7	225.3
All Other	18.3	17.8	33.1	32.6
Elimination [1]	(16.6)	(11.8)	(33.3)	(20.9)

Total	$550.9	$563.8	$1,026.0	$1,069.2

1.	Represents intersegment revenue among our operating segments, of which $6.1 million and $12.2 million represents intersegment revenue between the North America reporting segment and our other operating segments for the three and six months ended June 28, 2014, respectively, compared to $5.4 million and $9.2 million for the three and six months ended June 29, 2013, respectively.

During the second quarter of 2014, we reclassified certain products in our North America reporting segment which impacts revenue by product but does not impact total revenue. Prior year reported revenue by product for our North America reporting segment has been revised to reflect this reclassification. Revenues by product by reporting segment were as follows:

For the Three Months Ended June 28, 2014
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$133.7	$47.9	$2.4	$184.0
Juice and drinks	106.8	13.7	1.0	121.5
Concentrate	4.0	0.5	7.6	12.1
Sparkling Waters/Mixers	78.5	21.6	0.8	100.9
Energy	6.7	34.1	2.9	43.7
All other products	43.8	41.3	3.6	88.7

Total	$373.5	$159.1	$18.3	$550.9

For the Six Months Ended June 28, 2014
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$254.2	$86.0	$3.6	$343.8
Juice and drinks	225.8	25.5	1.7	253.0
Concentrate	7.6	1.2	13.5	22.3
Sparkling Waters/Mixers	144.1	38.2	1.6	183.9
Energy	13.3	61.1	4.6	79.0
All other products	73.2	62.7	8.1	144.0

Total	$718.2	$274.7	$33.1	$1,026.0

For the Three Months Ended June 29, 2013
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$168.8	$40.0	$3.8	$212.6
Juice and drinks	108.6	5.6	0.9	115.1
Concentrate	2.8	0.6	7.3	10.7
Sparkling Waters/Mixers	79.9	18.4	1.0	99.3
Energy	8.3	36.8	1.5	46.6
All other products	49.7	26.5	3.3	79.5

Total	$418.1	$127.9	$17.8	$563.8

For the Six Months Ended June 29, 2013
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$319.7	$72.7	$7.4	$399.8
Juice and drinks	225.8	8.7	1.4	235.9
Concentrate	5.9	1.2	14.1	21.2
Sparkling Waters/Mixers	149.3	33.1	2.3	184.7
Energy	14.4	64.8	3.1	82.3
All other products	96.2	44.8	4.3	145.3

Total	$811.3	$225.3	$32.6	$1,069.2

Property, plant and equipment, net by geographic area as of June 28, 2014 and December 28, 2013 were as follows:

(in millions of U.S. dollars)	June 28, 2014	December 28, 2013
United States	$306.0	$319.5
Canada	41.2	43.8
United Kingdom	123.0	111.0
All Other	9.0	9.4

Total	$479.2	$483.7

Note 8—Inventories

The following table summarizes inventories as of June 28, 2014 and December 28, 2013:

(in millions of U.S. dollars)	June 28, 2014	December 28, 2013
Raw materials	$91.5	$89.0
Finished goods	141.3	126.3
Other	18.6	17.8

Total	$251.4	$233.1

Note 9—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of June 28, 2014:

	June 28, 2014
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0

Subject to amortization
Customer relationships	458.2	181.1	277.1
Trademarks	34.4	26.3	8.1
Information technology	53.7	32.2	21.5
Other	9.3	4.2	5.1

	555.6	243.8	311.8

	600.6	243.8	356.8

Other Assets
Financing costs	24.0	8.6	15.4
Deposits	1.1	—	1.1
Other	6.0	0.1	5.9

	31.1	8.7	22.4

Total Intangibles & Other Assets	$631.7	$252.5	$379.2

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico.

Amortization expense of intangible and other assets was $8.8 million and $17.2 million for the three and six months ended June 28, 2014, respectively, compared to $8.7 million and $17.3 million for the comparable prior year periods.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2014	$18.6
2015	37.8
2016	33.4
2017	26.9
2018	26.1
Thereafter	169.0

Total	$311.8

Note 10—Debt

Our total debt as of June 28, 2014 and December 28, 2013 was as follows:

(in millions of U.S. dollars)	June 28, 2014	December 28, 2013
8.375% senior notes due in 2017 [1]	$—	$15.0
8.125% senior notes due in 2018	79.1	375.0
5.375% senior notes due in 2022	525.0	—
ABL facility	35.8	50.8
GE Term Loan	9.4	10.3
Capital leases and other debt financing	6.4	7.2

Total debt	655.7	458.3
Less: Short-term borrowings and current debt:
ABL facility	35.8	50.8

Total short-term borrowings	35.8	50.8
GE Term Loan - current maturities	2.0	1.9
Capital leases and other financing - current maturities	2.3	2.0
8.125% senior notes due in 2018 - current maturities	79.1	—

Total current debt	119.2	54.7
Long-term debt before discount	536.5	403.6
Less discount on 8.375% notes	—	(0.1)

Total long-term debt	$536.5	$403.5

1.	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

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

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300.0 million, as well as to increase the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350.0 million, subject to certain conditions, (2) extend the maturity date to October 22, 2018, and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.7 million of financing fees in connection with the amendment of the ABL facility.

On May 28, 2014, we amended the ABL facility to increase our ability to incur certain unsecured debt and earnout consideration for permitted acquisitions, as well as to allow us to add additional borrowers and to designate additional guarantors to be included in the borrowing base calculation. We incurred approximately $0.2 million of financing fees in connection with the amendment of the ABL facility. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendments of the ABL facility, other than the amendment on May 28, 2014, are being amortized using the straight-line method over the duration of the amended ABL facility. Each of the amendments, with the exception of the amendment on May 28, 2014, was considered to be a modification of the original agreement under GAAP.

As of June 28, 2014, we had $35.8 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $6.9 million of letters of credit, was $251.8 million as of June 28, 2014.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of the 5.375% senior notes due 2022 (the “2022 Notes”) to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. The issuer of the 2022 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2022 Notes. The interest on the 2022 Notes is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2015.

We incurred $9.7 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued the 2018 Notes. The issuer of the 2018 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and United Kingdom subsidiaries guarantee the 2018 Notes. The interest on the 2018 Notes is payable semi-annually on March 1st and September 1st of each year. We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes.

On June 24, 2014, we used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million and approximately $3.2 million in deferred financing fees and other costs.

On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and approximately $0.8 million in deferred financing fees.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of the 8.375% senior notes due 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and United Kingdom subsidiaries guaranteed the 2017 Notes. The interest on the 2017 Notes was payable semi-annually on May 15th and November 15th of each year. We incurred $5.1 million of financing fees in connection with the 2017 Notes.

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

Note 11—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component1 for the six months ended June 28, 2014 were as follows:

	June 28, 2014
(in millions of U.S. dollars)	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total

Beginning balance December 28, 2013	$0.2	$(8.4)	$(8.6)	$(16.8)

OCI before reclassifications	0.4	(0.5)	6.8	6.7
Amounts reclassified from AOCI	(0.2)	0.2	—	—

Net current-period OCI	0.2	(0.3)	6.8	6.7

Ending balance June 28, 2014	$0.4	$(8.7)	$(1.8)	$(10.1)

1.	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income1 for the three and six months ended June 28, 2014 and June 29, 2013, respectively.

(in millions of U.S. dollars)	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Gains and losses on derivative instruments
Foreign currency hedges	$0.1	$0.1	$0.2	$0.2	Cost of sales

	$0.1	$0.1	$0.2	$0.2	Total before taxes
	—	—	—	—	Tax (expense) or benefit

	$0.1	$0.1	$0.2	$0.2	Net of tax

Amortization of pension benefit plan items
Prior service costs [2]	$(0.2)	$(0.2)	$(0.2)	$(0.3)
Actuarial adjustments [2]	—	—	—	(0.1)
Actuarial (losses)/gains [2]	—	(0.1)	—	(0.1)

	(0.2)	(0.3)	(0.2)	(0.5)	Total before taxes
	—	(0.2)	—	(0.2)	Tax (expense) or benefit

	$(0.2)	$(0.5)	$(0.2)	$(0.7)	Net of tax

Total reclassifications for the period	$(0.1)	$(0.4)	$—	$(0.5)	Net of tax

1.	Amounts in parentheses indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 12—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

In June 2013, we completed the Calypso Acquisition, which included a deferred payment of approximately $2.3 million paid on the first anniversary of the closing date, and a deferred payment of approximately $3.0 million to be paid on the second anniversary of the closing date.

We had $6.9 million in standby letters of credit outstanding as of June 28, 2014 (June 29, 2013—$11.5 million).

In March 2014, we had a favorable legal settlement in the amount of $3.5 million, of which $3.0 million was collected in April 2014 and the remaining $0.5 million is due in January 2015.

In May 2014, we completed the Aimia Acquisition, which included deferred consideration of £19.9 million ($33.5 million) to be paid by September 30, 2014 and aggregate contingent consideration of up to £16.0 million ($26.9 million), which is payable upon achievement of certain performance measures during the twelve months ending July 1, 2016.

Note 13—Share Repurchase Program

On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s then-effective share repurchase program on May 21, 2014. During the second quarter ended June 28, 2014, we repurchased 366,670 common shares for approximately $2.6 million through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. Shares purchased under the share repurchase program are cancelled.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended June 28, 2014 or June 29, 2013, respectively. These foreign exchange contracts typically have maturities of less than eighteen months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualify for our foreign currency cash flow hedging program were $3.8 million and $3.6 million as of June 28, 2014 and December 28, 2013, respectively.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $29.9 million and nil as of June 28, 2014 and December 28, 2013, respectively.

The fair value of the Company’s derivative assets was $0.6 million and $0.3 million as of June 28, 2014 and December 28, 2013, respectively. The fair value of the Company’s derivative liabilities was $0.2 million and nil as of June 28, 2014 and December 28, 2013, respectively.

The settlement of our derivative instruments resulted in a credit to cost of sales of approximately $0.1 million and $0.2 million for the three and six months ended June 28, 2014, respectively, compared to a credit to cost of sales of approximately $0.3 million and $0.4 million for the comparable prior year periods.

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

We have certain assets and liabilities such as our derivative instruments that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

The fair value of our derivative instruments represents a Level 2 instrument. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets as of June 28, 2014 and December 28, 2013 was $0.6 million and $0.3 million, respectively. The fair value for the derivative liabilities as of June 28, 2014 and December 28, 2013 was $0.2 million and nil, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of June 28, 2014 and December 28, 2013 were as follows:

	June 28, 2014		December 28, 2013
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
8.375% senior notes due in 2017 [1]	—	—	15.0	15.6
8.125% senior notes due in 2018 [1]	79.1	83.0	375.0	404.1
5.375% senior notes due in 2022 [1]	525.0	528.0	—	—

Total	$604.1	$611.0	$390.0	$419.7

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.

Note 16—Guarantor Subsidiaries

The 2022 Notes issued by our 100% owned subsidiary, Cott Beverages Inc., are, and the 2017 Notes and 2018 Notes prior to their retirement were, guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other 100% owned direct and indirect subsidiaries (the “Guarantor Subsidiaries”). Cott Beverages Inc. and each Guarantor Subsidiary is 100% owned by Cott Corporation. The guarantees of the 2017 Notes, 2018 Notes and 2022 Notes by Cott Corporation and the Guarantor Subsidiaries are full and unconditional, and all such guarantees are joint and several. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

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

We reclassified certain intercompany dividends and advances to affiliates previously reported in the Condensed Consolidating Statement of Cash Flows for the six months ended June 29, 2013 included in our Quarterly Report on Form 10-Q. The intercompany dividends represented transactions between Cott Corporation, Cott Beverages, Inc., the Guarantors and Non-Guarantors and the cash flows related to these transactions should have been classified as financing activities. The advances to affiliates represented activity between Cott Corporation and Non-Guarantors that should not have impacted the Condensed Consolidating Statement of Cash Flow because they represented non-cash charges. These reclassifications do not change the total cash flows reported in each column presented in the Condensed Consolidating Statement of Cash Flows. We assessed the materiality of these items on our previously issued annual report and quarterly financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements taken as a whole. The statements of cash flows presented below for the three and six months ended June 28, 2014 and June 29, 2013 as revised, reflect the correct classification of these items.

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 28, 2014
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$49.8	$199.8	$278.3	$36.0	$(13.0)	$550.9
Cost of sales	41.3	169.4	248.7	30.7	(13.0)	477.1

Gross profit	8.5	30.4	29.6	5.3	—	73.8
Selling, general and administrative expenses	6.1	25.4	13.1	2.3	—	46.9
Loss on disposal of property, plant & equipment	—	0.4	—	—	—	0.4
Restructuring and asset impairments
Restructuring	0.1	—	—	—	—	0.1
Asset impairments	—	—	0.3	—	—	0.3

Operating income	2.3	4.6	16.2	3.0	—	26.1
Other (income) expense, net	(9.7)	19.7	9.8	—	—	19.8
Intercompany interest (income) expense, net	—	(3.9)	3.9	—	—	—
Interest expense (income), net	—	8.5	(0.1)	—	—	8.4

Income (loss) before income tax (benefit) expense and equity (loss) income	12.0	(19.7)	2.6	3.0	—	(2.1)
Income tax (benefit) expense	(0.4)	2.6	0.3	—	—	2.5
Equity (loss) income	(18.4)	1.4	13.8	—	3.2	—

Net (loss) income	$(6.0)	$(20.9)	$16.1	$3.0	$3.2	$(4.6)
Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss) income attributed to Cott Corporation	$(6.0)	$(20.9)	$16.1	$1.6	$3.2	$(6.0)

Comprehensive income (loss) attributed to Cott Corporation	$2.4	$(3.8)	$37.3	$0.9	$(34.4)	$2.4

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 28, 2014
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$87.0	$374.9	$520.6	$68.3	$(24.8)	$1,026.0
Cost of sales	75.5	324.8	468.1	58.3	(24.8)	901.9

Gross profit	11.5	50.1	52.5	10.0	—	124.1
Selling, general and administrative expenses	12.6	49.9	22.3	4.4	—	89.2
Loss on disposal of property, plant & equipment	—	0.5	—	—	—	0.5
Restructuring and asset impairments
Restructuring	2.0	0.2	0.1	—	—	2.3
Asset impairments	0.9	—	1.0	—	—	1.9

Operating (loss) income	(4.0)	(0.5)	29.1	5.6	—	30.2
Other (income) expense, net	(9.5)	17.1	9.8	0.1	—	17.5
Intercompany interest (income) expense, net	—	(7.4)	7.4	—	—	—
Interest expense, net	0.1	17.5	0.6	—	—	18.2

Income (loss) before income tax (benefit) expense and equity (loss) income	5.4	(27.7)	11.3	5.5	—	(5.5)
Income tax (benefit) expense	(1.4)	2.9	—	0.1	—	1.6
Equity (loss) income	(16.7)	2.7	7.0	—	7.0	—

Net (loss) income	$(9.9)	$(27.9)	$18.3	$5.4	$7.0	$(7.1)
Less: Net income attributable to non-controlling interests	—	—	—	2.8	—	2.8

Net (loss) income attributed to Cott Corporation	$(9.9)	$(27.9)	$18.3	$2.6	$7.0	$(9.9)

Comprehensive (loss) income attributed to Cott Corporation	$(3.2)	$(6.7)	$42.7	$1.8	$(37.8)	$(3.2)

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

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of June 28, 2014
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$7.2	$32.9	$44.1	$6.7	$—	$90.9
Accounts receivable, net of allowance	22.2	141.9	256.1	16.9	(152.1)	285.0
Income taxes recoverable	0.4	0.6	—	—	—	1.0
Inventories	17.3	77.9	148.9	7.3	—	251.4
Prepaid expenses and other assets	2.7	11.4	9.2	0.1	—	23.4

Total current assets	49.8	264.7	458.3	31.0	(152.1)	651.7
Property, plant & equipment, net	45.2	183.8	240.9	9.3	—	479.2
Goodwill	25.6	4.5	161.0	—	—	191.1
Intangibles and other assets, net	1.3	94.0	275.2	8.7	—	379.2
Deferred income taxes	4.9	—	—	0.8	—	5.7
Other tax receivable	0.1	0.1	—	—	—	0.2
Due from affiliates	40.5	181.1	3.0	—	(224.6)	—
Investments in subsidiaries	448.2	281.1	742.2	—	(1,471.5)	—

Total assets	$615.6	$1,009.3	$1,880.6	$49.8	$(1,848.2)	$1,707.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$35.8	$—	$—	$35.8
Current maturities of long-term debt	—	81.5	0.6	1.3	—	83.4
Accounts payable and accrued liabilities	30.8	176.5	290.2	11.5	(152.1)	356.9

Total current liabilities	30.8	258.0	326.6	12.8	(152.1)	476.1
Long-term debt	0.1	533.5	1.9	1.0	—	536.5
Deferred income taxes	—	34.5	26.5	1.3	—	62.3
Other long-term liabilities	0.1	6.3	35.2	—	—	41.6
Due to affiliates	1.5	1.6	183.4	38.1	(224.6)	—

Total liabilities	32.5	833.9	573.6	53.2	(376.7)	1,116.5
Equity
Capital stock, no par	392.1	509.4	1,633.2	40.9	(2,183.5)	392.1
Additional paid-in-capital	46.6	—	—	—	—	46.6
Retained earnings (deficit)	154.5	(379.2)	(354.7)	(52.5)	786.4	154.5
Accumulated other comprehensive (loss) income	(10.1)	45.2	28.5	0.7	(74.4)	(10.1)

Total Cott Corporation equity	583.1	175.4	1,307.0	(10.9)	(1,471.5)	583.1
Non-controlling interests	—	—	—	7.5	—	7.5

Total equity	583.1	175.4	1,307.0	(3.4)	(1,471.5)	590.6

Total liabilities and equity	$615.6	$1,009.3	$1,880.6	$49.8	$(1,848.2)	$1,707.1

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 28, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$1.5	$1.1	$39.1	$5.5	$—	$47.2
Accounts receivable, net of allowance	19.0	114.1	229.8	15.5	(174.0)	204.4
Income taxes recoverable	0.4	0.7	—	—	—	1.1
Inventories	16.2	77.0	132.9	7.0	—	233.1
Prepaid expenses and other assets	2.1	10.1	7.0	0.1	—	19.3

Total current assets	39.2	203.0	408.8	28.1	(174.0)	505.1
Property, plant & equipment, net	47.9	190.2	235.7	9.9	—	483.7
Goodwill	25.8	4.5	107.0	—	—	137.3
Intangibles and other assets, net	1.3	88.0	196.2	10.7	—	296.2
Deferred income taxes	3.6	—	—	—	—	3.6
Other tax receivable	—	0.2	—	—	—	0.2
Due from affiliates	39.6	125.7	2.9	41.9	(210.1)	—
Investments in subsidiaries	507.8	246.7	697.7	—	(1,452.2)	—

Total assets	$665.2	$858.3	$1,648.3	$90.6	$(1,836.3)	$1,426.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$16.2	$34.6	$—	$—	$50.8
Current maturities of long-term debt	—	2.4	0.6	0.9	—	3.9
Accounts payable and accrued liabilities	25.5	214.4	225.6	6.7	(174.0)	298.2

Total current liabilities	25.5	233.0	260.8	7.6	(174.0)	352.9
Long-term debt	0.1	399.6	2.2	1.6	—	403.5
Deferred income taxes	—	32.0	9.1	0.4	—	41.5
Other long-term liabilities	0.1	2.8	19.4	—	—	22.3
Due to affiliates	43.1	1.6	128.1	37.3	(210.1)	—

Total liabilities	68.8	669.0	419.6	46.9	(384.1)	820.2
Equity
Capital stock, no par	392.8	509.4	1,557.5	82.5	(2,149.4)	392.8
Additional paid-in-capital	44.1	—	—	—	—	44.1
Retained earnings (deficit)	176.3	(344.1)	(322.1)	(49.8)	716.0	176.3
Accumulated other comprehensive (loss) income	(16.8)	24.0	(6.7)	1.5	(18.8)	(16.8)

Total Cott Corporation equity	596.4	189.3	1,228.7	34.2	(1,452.2)	596.4
Non-controlling interests	—	—	—	9.5	—	9.5

Total equity	596.4	189.3	1,228.7	43.7	(1,452.2)	605.9

Total liabilities and equity	$665.2	$858.3	$1,648.3	$90.6	$(1,836.3)	$1,426.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 28, 2014
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(6.0)	$(20.9)	$16.1	$3.0	$3.2	$(4.6)
Depreciation & amortization	1.6	10.2	12.8	1.4	—	26.0
Amortization of financing fees	0.1	0.4	0.1	—	—	0.6
Share-based compensation expense	0.6	1.3	0.2	—	—	2.1
(Decrease) increase in deferred income taxes	(0.4)	2.7	—	0.3	—	2.6
Loss on disposal of property, plant & equipment	—	0.4	—	—	—	0.4
Asset impairments	—	—	0.3	—	—	0.3
Write-off of financing fees and discount	—	3.0	—	—	—	3.0
Equity loss (income), net of distributions	18.4	(1.4)	(13.8)	—	(3.2)	—
Intercompany dividends	15.9	2.6	9.3	—	(27.8)	—
Other non-cash items	(0.2)	—	(0.3)	—	—	(0.5)
Net change in operating assets and liabilities, net of acquisitions	(18.3)	(78.0)	93.5	2.5	—	(0.3)

Net cash provided by (used in) operating activities	11.7	(79.7)	118.2	7.2	(27.8)	29.6

Investing Activities
Acquisitions, net of cash received	—	—	(80.8)	—	—	(80.8)
Additions to property, plant & equipment	(0.3)	(7.1)	(4.4)	—	—	(11.8)
Additions to intangibles and other assets	—	(1.3)	—	—	—	(1.3)

Net cash used in investing activities	(0.3)	(8.4)	(85.2)	—	—	(93.9)

Financing Activities
Payments of long-term debt	(0.1)	(296.6)	(0.1)	0.3	—	(296.5)
Issuance of long-term debt	—	525.0	—	—	—	525.0
Borrowings under ABL	—	188.2	—	—	—	188.2
Payments under ABL	—	(284.3)	—	—	—	(284.3)
Distributions to non-controlling interests	—	—	—	(2.5)	—	(2.5)
Financing fees	—	(7.9)	—	—	—	(7.9)
Common shares repurchased and cancelled	(2.7)	—	—	—	—	(2.7)
Dividends paid to shareholders	(5.7)	—	—	—	—	(5.7)
Intercompany dividends	—	(9.3)	(15.9)	(2.6)	27.8	—

Net cash (used in) provided by financing activities	(8.5)	115.1	(16.0)	(4.8)	27.8	113.6
Effect of exchange rate changes on cash	0.3	—	0.7	—	—	1.0

Net increase in cash & cash equivalents	3.2	27.0	17.7	2.4	—	50.3

Cash & cash equivalents, beginning of period	4.0	5.9	26.4	4.3	—	40.6

Cash & cash equivalents, end of period	$7.2	$32.9	$44.1	$6.7	$—	$90.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 28, 2014
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(9.9)	$(27.9)	$18.3	$5.4	$7.0	$(7.1)
Depreciation & amortization	3.1	20.4	24.9	2.9	—	51.3
Amortization of financing fees	0.1	1.0	0.1	—	—	1.2
Share-based compensation expense	0.8	2.3	0.3	—	—	3.4
(Decrease) increase in deferred income taxes	(1.3)	2.6	0.2	—	—	1.5
Loss on disposal of property, plant & equipment	—	0.5	—	—	—	0.5
Asset impairments	0.9	—	1.0	—	—	1.9
Write-off of financing fees and discount	—	3.3	—	—	—	3.3
Equity loss (income), net of distributions	16.7	(2.7)	(7.0)	—	(7.0)	—
Intercompany dividends	18.2	5.0	9.3	—	(32.5)	—
Other non-cash items	(0.2)	(0.2)	(0.3)	—	—	(0.7)
Net change in operating assets and liabilities, net of acquisitions	(8.0)	(136.9)	64.0	2.7	—	(78.2)

Net cash provided by (used in) operating activities	20.4	(132.6)	110.8	11.0	(32.5)	(22.9)

Investing Activities
Acquisitions, net of cash received	—	—	(80.8)	—	—	(80.8)
Additions to property, plant & equipment	(0.9)	(12.2)	(7.5)	—	—	(20.6)
Additions to intangibles and other assets	—	(2.8)	—	—	—	(2.8)

Net cash used in investing activities	(0.9)	(15.0)	(88.3)	—	—	(104.2)

Financing Activities
Payments of long-term debt	(0.1)	(312.2)	(0.2)	—	—	(312.5)
Issuance of long-term debt	—	525.0	—	—	—	525.0
Borrowings under ABL	—	283.2	—	—	—	283.2
Payments under ABL	—	(299.4)	—	—	—	(299.4)
Distributions to non-controlling interests	—	—	—	(4.8)	—	(4.8)
Financing fees	—	(7.9)	—	—	—	(7.9)
Common shares repurchased and cancelled	(3.1)	—	—	—	—	(3.1)
Dividends paid to shareholders	(10.8)	—	—	—	—	(10.8)
Intercompany dividends	—	(9.3)	(18.2)	(5.0)	32.5	—

Net cash (used in) provided by financing activities	(14.0)	179.4	(18.4)	(9.8)	32.5	169.7
Effect of exchange rate changes on cash	0.2	—	0.9	—	—	1.1

Net increase in cash & cash equivalents	5.7	31.8	5.0	1.2	—	43.7

Cash & cash equivalents, beginning of period	1.5	1.1	39.1	5.5	—	47.2

Cash & cash equivalents, end of period	$7.2	$32.9	$44.1	$6.7	$—	$90.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 29, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$16.5	$1.6	$16.3	$3.4	$(19.7)	$18.1
Depreciation & amortization	1.5	9.8	12.1	1.5	—	24.9
Amortization of financing fees	0.1	0.6	0.1	—	—	0.8
Share-based compensation expense	0.9	0.9	—	—	—	1.8
Increase (decrease) in deferred income taxes	0.1	2.4	(0.9)	—	—	1.6
Loss on disposal of property, plant & equipment	—	0.3	—	—	—	0.3
Equity loss, net of distributions	(16.7)	(1.5)	(1.5)	—	19.7	—
Intercompany dividends	11.7	0.7	—	—	(12.4)	—
Other non-cash items	(0.2)	0.2	(0.1)	—	—	(0.1)
Net change in operating assets and liabilities	2.2	(3.7)	(12.8)	1.0	—	(13.3)

Net cash provided by operating activities	16.1	11.3	13.2	5.9	(12.4)	34.1

Investing Activities
Acquisition, net of cash acquired	—	—	(6.5)	—	—	(6.5)
Additions to property, plant & equipment	(3.2)	(7.3)	(3.6)	(0.5)	—	(14.6)
Additions to intangibles and other assets	—	(1.7)	—	—	—	(1.7)

Net cash used in investing activities	(3.2)	(9.0)	(10.1)	(0.5)	—	(22.8)

Financing Activities
Payments of long-term debt	(0.1)	(0.3)	(18.5)	(0.2)	—	(19.1)
Distributions to non-controlling interests	—	—	—	(0.7)	—	(0.7)
Common shares repurchased and cancelled	(5.5)	—	—	—	—	(5.5)
Dividends paid to shareholders	(11.2)	—	—	—	—	(11.2)
Intercompany dividends	—	—	(11.7)	(0.7)	12.4	—

Net cash used in financing activities	(16.8)	(0.3)	(30.2)	(1.6)	12.4	(36.5)
Effect of exchange rate changes on cash	(1.1)	—	0.2	(0.1)	—	(1.0)

Net (decrease) increase in cash & cash equivalents	(5.0)	2.0	(26.9)	3.7	—	(26.2)

Cash & cash equivalents, beginning of period	38.3	11.5	39.5	3.7	—	93.0

Cash & cash equivalents, end of period	$33.3	$13.5	$12.6	$7.4	$—	$66.8

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 29, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income (loss)	$16.5	$(0.7)	$19.6	$4.7	$(21.0)	$19.1
Depreciation & amortization	3.1	19.4	24.1	3.0	—	49.6
Amortization of financing fees	0.1	1.3	0.1	—	—	1.5
Share-based compensation expense	0.9	1.4	0.2	—	—	2.5
Increase (decrease) in deferred income taxes	0.5	1.8	(0.7)	—	—	1.6
Loss on disposal of property, plant & equipment	—	0.3	—	—	—	0.3
Equity (income) loss, net of distributions	(19.0)	(2.6)	0.6	—	21.0	—
Intercompany dividends	22.5	2.9	—	—	(25.4)	—
Other non-cash items	(0.1)	0.3	—	—	—	0.2
Net change in operating assets and liabilities	(4.5)	(25.9)	(70.2)	1.3	—	(99.3)

Net cash provided by (used in) operating activities	20.0	(1.8)	(26.3)	9.0	(25.4)	(24.5)

Investing Activities
Acquisition, net of cash acquired	—	—	(6.5)	—	—	(6.5)
Additions to property, plant & equipment	(4.9)	(20.0)	(8.3)	(1.3)	—	(34.5)
Additions to intangibles and other assets	—	(1.9)	—	—	—	(1.9)
Proceeds from insurance recoveries	—	0.4	—	—	—	0.4

Net cash used in investing activities	(4.9)	(21.5)	(14.8)	(1.3)	—	(42.5)

Financing Activities
Payments of long-term debt	(0.1)	(0.7)	(18.5)	(0.3)	—	(19.6)
Distributions to non-controlling interests	—	—	—	(2.8)	—	(2.8)
Common shares repurchased and cancelled	(8.4)	—	—	—	—	(8.4)
Dividends paid to shareholders	(11.2)	—	—	—	—	(11.2)
Intercompany dividends	—	—	(22.5)	(2.9)	25.4	—

Net cash used in financing activities	(19.7)	(0.7)	(41.0)	(6.0)	25.4	(42.0)
Effect of exchange rate changes on cash	(1.9)	—	(1.7)	—	—	(3.6)

Net (decrease) increase in cash & cash equivalents	(6.5)	(24.0)	(83.8)	1.7	—	(112.6)

Cash & cash equivalents, beginning of period	39.8	37.5	96.4	5.7	—	179.4

Cash & cash equivalents, end of period	$33.3	$13.5	$12.6	$7.4	$—	$66.8

Note 17—Subsequent Events

On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and approximately $0.8 million in deferred financing fees.

On July 29, 2014, our board of directors declared a dividend of $0.06 per share on common shares, payable in cash on September 10, 2014 to shareowners of record at the close of business on August 28, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 28, 2013 (the “2013 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2013 Annual Report and in Item 1A in this report.

Overview

We are one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. We market or supply over 500 retail, licensed and Company-owned brands in the United States, the United Kingdom/Europe, Canada and Mexico. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas, beverage concentrates, liquid enhancers, freezables and ready-to-drink alcoholic beverages, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, the United Kingdom, and Mexico, including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. During the first six months of 2014, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the six months ended June 28, 2014 and June 29, 2013 accounted for 27.0% and 30.7% of total revenue for those periods, respectively.

On May 30, 2014 (the “Acquisition Date”), our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Aimia Foods (Holdings) Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred as “Aimia”) pursuant to a Share Purchase Agreement dated May 30, 2014. Aimia produces and distributes hot chocolate, coffee and cold cereal products primarily through food service, vending and retail channels. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration to be paid by September 30, 2014, and aggregate contingent consideration of up to £16.0 million ($26.9 million), which is payable upon the achievement of certain performance measures during the twelve months ending July 1, 2016 (the “Earn Out Period”).

With the Aimia Acquisition, we have further diversified our product portfolio to include food and beverage products that are typically measured for consumption on an individual serving size basis rather than in the 8 oz. equivalent measurement that we have used historically to report our volumes. As a result, we have determined to report our volumes on an individual serving size basis by converting our volume into servings based on the U.S. Food and Drug Administration guidelines for single-serving sizes of our products. Previously reported volumes in prior periods have been adjusted to conform to this new measurement standard. This change had no impact on previously reported amounts in our consolidated financial statements.

In June 2013, our U.K. reporting segment acquired 100 percent of the share capital of Cooke Bros. Holdings Limited (the “Calypso Acquisition”), which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso”). Calypso produces fruit juices, juice drinks, soft drinks, and freeze products in the United Kingdom. The aggregate purchase price for the acquisition of Calypso was $12.1 million, which includes approximately $7.0 million paid at closing, a deferred payment of approximately $2.3 million paid on the first anniversary of the closing date, and a deferred payment of approximately $3.0 million to be paid on the second anniversary of the closing date. The closing payment and first deferred payment were funded from available cash.

In 2010, we completed the acquisition of substantially all of the assets and liabilities of Cliffstar Corporation (“Cliffstar”) and its affiliated companies (the “Cliffstar Acquisition”) for approximately $503.0 million in cash, $14.0 million in deferred consideration payable in equal installments over three years and contingent consideration of up to $55.0 million. Contingent consideration of $34.9 million was ultimately paid to the seller of Cliffstar, and all claims for contingent consideration have been resolved.

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

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Walmart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	our ability to realize the expected benefits of the Aimia Acquisition because of integration difficulties and other challenges;

•	risks associated with the purchase agreement in connection with the Aimia Acquisition;

•	the effectiveness of Aimia’s system of internal control over financial reporting;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness and our ability to meet our obligations, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	unseasonably cold or wet weather, which could reduce demand for our beverages;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management;

•	our exposure to intangible asset risk;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems; or

•	volatility of our stock price.

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

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures. We exclude these items to better understand trends in the business. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations.

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP earnings (loss) before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding bond redemption costs, restructuring expenses and asset impairments, acquisition costs, and integration costs related to the Aimia Acquisition, the Calypso Acquisition or the Cliffstar Acquisition, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

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

We also utilize adjusted gross profit as a percentage of revenue, which is GAAP gross profit excluding purchase accounting inventory step-up divided by GAAP revenue. We consider adjusted gross profit as a percentage of revenue to be an indicator of our operating performance.

We also utilize adjusted selling, general and administrative expenses (“SG&A”), which is GAAP SG&A excluding acquisition and integration costs. We consider adjusted SG&A expenses to be an indicator of our performance.

Additionally, we supplement our reporting of net cash provided by operating activities determined in accordance with GAAP by excluding capital expenditures to present free cash flow and adjusted free cash flow (which is free cash flow excluding bond redemption cash costs), which management believes provides useful information to investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary Financial Results

Our net loss for the three months ended June 28, 2014 (the “second quarter”) and the six months ended June 28, 2014 (“first half of 2014” or “year to date”) was $6.0 million or $0.06 per diluted share and $9.9 million or $0.11 per diluted share, respectively, compared to net income of $16.5 million or $0.17 per diluted share and $16.5 million or $0.17 per diluted share for the three and six months ended June 29, 2013, respectively.

The following items of significance affected our financial results for the first half of 2014:

•	Servings in equivalent cases, excluding Aimia and concentrate servings, increased 4.4% due primarily to a combination of increased juice and drinks volume with additional contract manufacturing business wins and volume from the Calypso business partially offset by the prolonged aggressive CSD promotional activity from the national brands in North America, the general market decline in the North America CSD category, as well as a reduction in case pack water in both North America and the U.K.;

•	revenue decreased 4.0% from the comparable prior year period due primarily to adverse CSD volume due to continued aggressive promotional activity from the national brands as well as an overall mix shift toward contract manufacturing. Excluding the impact of foreign exchange, revenue decreased 5.3% from the comparable prior year period;

•	gross profit as a percentage of revenue decreased to 12.1% compared to 12.4% from the comparable prior year period due primarily to the competitive environment and lower North America volume alongside additional freight and operating costs caused by inclement weather in North America as well as increased freight costs from internal transfers associated with the initial start-up and expansion of contract manufacturing volume, offset in part by a product mix shift into higher margin products; adjusted gross profit as a percentage of revenue decreased to 12.2% compared to 12.5% from the comparable prior year period;

•	SG&A expenses for the period increased to $89.2 million from $83.0 million in the comparable prior year period due primarily to higher employee-related incentive costs in the current year and higher acquisition-related expenses as well as the addition of the Calypso and Aimia businesses; adjusted selling, general and administrative expenses for the period increased to $86.3 million from $81.5 million in the comparable prior year period;

•	other expense, net was $17.5 million for the period compared to other expense of $0.3 million in the comparable prior year period due primarily to the purchase of $295.9 million aggregate principal amount of our 8.125% Senior Notes due 2018 (“2018 Notes”) in a cash tender offer in the second quarter partially offset by a favorable legal settlement;

•	interest expense decreased by $7.9 million, or 30.3%, as compared to the prior year period due primarily to the redemption of our 8.375% Senior Notes due 2017 (the “2017 Notes”) and the amendment to our asset based lending (“ABL”) facility to more favorable terms in the prior year;

•	income tax expense was $1.6 million compared to an income tax expense of $2.2 million in the comparable prior year period due primarily to both a reduction from pre-tax income in the prior year period to a pre-tax loss in the current year period as well as current year period pre-tax income in certain jurisdictions that is not offset by losses in other jurisdictions that have valuation allowances;

•	Adjusted EBITDA decreased to $89.6 million from $100.8 million in the comparable prior year period due to the items listed above. Reported EBITDA decreased to $64.0 million from $97.0 million in the comparable prior year period; and

•	Adjusted net income and adjusted net income per diluted share were $14.0 million and $0.15, respectively, compared to adjusted net income of $20.0 million and adjusted earnings per diluted share of $0.21 in the comparable prior year period, respectively.

The following items of significance affected our financial results for the first half of 2013:

•	filled beverage case volume decreased 8.7% during the period due primarily to lower case pack water sales in North America, the general market decline in the North American CSD category, increased promotional activity from the national brands in North America, and inclement weather in the United Kingdom and Canada;

•	revenue decreased 7.0% from the comparable prior year period due primarily to lower global volumes, slightly offset by an increase in average price per case in North America. Absent foreign exchange impact, revenue decreased 6.6% from the comparable prior year period;

•	gross profit as a percentage of revenue declined to 12.4% compared to $13.5% from the comparable prior year period due primarily to lower global volumes which resulted in unfavorable fixed cost absorption;

•	SG&A expenses for the period decreased to $83.0 million from $90.6 million in the comparable prior year period due primarily to lower employee-related costs compared to a higher annual incentive accrual in the prior year, lower legal expenses and reduced costs associated with our information technology strategy;

•	our loss on disposal of property, plant and equipment was related to the disposal of approximately $0.3 million of machinery and equipment that was no longer being used in our U.S. and U.K. operating segments;

•	other expense was $0.3 million during the period compared to other income of $0.7 million in the comparable prior year period due primarily to a gain on bargain purchase in the amount of $0.9 million recognized in the prior year period;

•	interest expense decreased by $1.4 million as a result of favorable terms associated with amending our ABL facility;

•	income tax expense was $2.2 million compared to $4.3 million in the comparable prior year period, due primarily to a reduction in pretax income;

•	Adjusted EBITDA decreased 11.7% to $100.8 million from $114.2 million in the comparable prior year period due to the items listed above. Reported EBITDA decreased to $97.0 million from $112.4 million in the comparable prior year period; and

•	Adjusted net income and adjusted earnings per diluted share were $20.0 million and $0.21, respectively, compared to $32.8 million and $0.34 in the prior year, respectively.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and six months ended June 28, 2014 and June 29, 2013, respectively:

	For the Three Months Ended				For the Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	550.9	100.0	563.8	100.0	1,026.0	100.0	1,069.2	100.0
Cost of sales	477.1	86.6	487.2	86.4	901.9	87.9	936.2	87.6

Gross profit	73.8	13.4	76.6	13.6	124.1	12.1	133.0	12.4
Selling, general, and administrative expenses	46.9	8.5	41.7	7.4	89.2	8.7	83.0	7.8
Loss on disposal of property, plant and equipment	0.4	0.1	0.3	0.1	0.5	—	0.3	—
Restructuring and asset impairments
Restructuring	0.1	—	2.0	0.4	2.3	0.2	2.0	0.2
Asset impairments	0.3	0.1	—	—	1.9	0.2	—	—

Operating income	26.1	4.7	32.6	5.8	30.2	2.9	47.7	4.5
Other expense, net	19.8	3.6	—	—	17.5	1.7	0.3	—
Interest expense, net	8.4	1.5	12.8	2.3	18.2	1.8	26.1	2.4

(Loss) income before income taxes	(2.1)	(0.4)	19.8	3.5	(5.5)	(0.5)	21.3	2.0
Income tax expense	2.5	0.5	1.7	0.3	1.6	0.2	2.2	0.2

Net (loss) income	(4.6)	(0.8)	18.1	3.2	(7.1)	(0.7)	19.1	1.8
Less: Net income attributable to non-controlling interests	1.4	0.3	1.6	0.3	2.8	0.3	2.6	0.2

Net (loss) income attributed to Cott Corporation	(6.0)	(1.1)	16.5	2.9	(9.9)	(1.0)	16.5	1.5

Depreciation & amortization	26.0	4.7	24.9	4.4	51.3	5.0	49.6	4.6

The following table summarizes our revenue and operating income (loss) by reporting segment for the three and six months ended June 28, 2014 and June 29, 2013, respectively (for purposes of the table below, our Corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue
North America	$373.5	$418.1	$718.2	$811.3
United Kingdom	159.1	127.9	274.7	225.3
All Other	18.3	17.8	33.1	32.6

Total	$550.9	$563.8	$1,026.0	$1,069.2

Operating income (loss)
North America	$15.1	$23.8	$17.4	$40.5
United Kingdom	10.8	9.1	13.0	9.1
All Other	3.1	2.6	5.6	3.9
Corporate	(2.9)	(2.9)	(5.8)	(5.8)

Total	$26.1	$32.6	$30.2	$47.7

An equivalent case represents a case of twenty four single servings. The following table summarizes our servings in equivalent cases by reporting segment, excluding Aimia, for the three and six months ended June 28, 2014 and June 29, 2013, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 28, 2014
Servings in equivalent cases - including concentrate
North America	176.0	175.0	333.9	347.6
United Kingdom	69.4	66.8	125.7	121.4
All Other	101.2	93.2	189.6	161.6

Total	346.6	335.0	649.2	630.6

Servings in equivalent cases - excluding concentrate
North America	151.1	156.5	286.3	304.5
United Kingdom	66.1	62.4	119.5	112.6
All Other	28.4	26.3	62.3	31.4

Total	245.6	245.2	468.1	448.5

Revenues are attributed to reporting segments based on the location of the customer.

During the second quarter of 2014, we reclassified certain products in our North America reporting segment which impacts revenue and servings in equivalent cases by product but does not impact total revenue or total servings in equivalent cases. Prior year reported revenue and servings in equivalent cases by product for our North America reporting segment has been revised to reflect this reclassification. The following tables summarize revenue and servings in equivalent cases by product by reporting segment, excluding Aimia, for the three and six months ended June 28, 2014 and June 29, 2013, respectively:

For the Three Months Ended June 28, 2014
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$133.7	$47.9	$2.4	$184.0
Juice and drinks	106.8	13.7	1.0	121.5
Concentrate	4.0	0.5	7.6	12.1
Sparkling Waters/Mixers	78.5	21.6	0.8	100.9
Energy	6.7	34.1	2.9	43.7
All other products	43.8	41.3	3.6	88.7

Total	$373.5	$159.1	$18.3	$550.9

For the Three Months Ended June 28, 2014
(in millions)	North America	United Kingdom	All Other	Total

Servings in equivalent cases - including concentrate
Carbonated soft drinks	62.2	21.6	1.3	85.1
Juice and drinks	29.7	2.7	0.3	32.7
Concentrate	24.9	3.3	72.8	101.0
Sparkling Waters/Mixers	35.0	10.9	0.5	46.4
Energy	1.3	7.0	1.9	10.2
All other products	22.9	23.9	24.4	71.2

Total	176.0	69.4	101.2	346.6

For the Six Months Ended June 28, 2014
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$254.2	$86.0	$3.6	$343.8
Juice and drinks	225.8	25.5	1.7	253.0
Concentrate	7.6	1.2	13.5	22.3
Sparkling Waters/Mixers	144.1	38.2	1.6	183.9
Energy	13.3	61.1	4.6	79.0
All other products	73.2	62.7	8.1	144.0

Total	$718.2	$274.7	$33.1	$1,026.0

For the Six Months Ended June 28, 2014
(in millions)	North America	United Kingdom	All Other	Total

Servings in equivalent cases - including concentrate
Carbonated soft drinks	118.0	39.7	1.8	159.5
Juice and drinks	61.3	4.9	0.4	66.6
Concentrate	47.6	6.2	127.3	181.1
Sparkling Waters/Mixers	64.4	20.0	1.0	85.4
Energy	2.6	12.7	2.9	18.2
All other products	40.0	42.2	56.2	138.4

Total	333.9	125.7	189.6	649.2

For the Three Months Ended June 29, 2013
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$168.8	$40.0	$3.8	$212.6
Juice and drinks	108.6	5.6	0.9	115.1
Concentrate	2.8	0.6	7.3	10.7
Sparkling Waters/Mixers	79.9	18.4	1.0	99.3
Energy	8.3	36.8	1.5	46.6
All other products	49.7	26.5	3.3	79.5

Total	$418.1	$127.9	$17.8	$563.8

For the Three Months Ended June 29, 2013
(in millions)	North America	United Kingdom	All Other	Total

Servings in equivalent cases - including concentrate
Carbonated soft drinks	73.6	20.3	2.2	96.1
Juice and drinks	26.1	1.5	0.2	27.8
Concentrate	18.5	4.4	66.9	89.8
Sparkling Waters/Mixers	33.4	11.0	1.2	45.6
Energy	1.5	8.4	0.9	10.8
All other products	21.9	21.2	21.8	64.9

Total	175.0	66.8	93.2	335.0

For the Six Months Ended June 29, 2013
(in millions of U.S. dollars)	North America	United Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$319.7	$72.7	$7.4	$399.8
Juice and drinks	225.8	8.7	1.4	235.9
Concentrate	5.9	1.2	14.1	21.2
Sparkling Waters/Mixers	149.3	33.1	2.3	184.7
Energy	14.4	64.8	3.1	82.3
All other products	96.2	44.8	4.3	145.3

Total	$811.3	$225.3	$32.6	$1,069.2

For the Six Months Ended June 29, 2013
(in millions)	North America	United Kingdom	All Other	Total

Servings in equivalent cases - including concentrate
Carbonated soft drinks	141.2	37.7	4.6	183.5
Juice and drinks	55.1	2.3	0.3	57.7
Concentrate	43.1	8.8	130.2	182.1
Sparkling Waters/Mixers	62.8	20.0	2.6	85.4
Energy	2.5	14.7	1.7	18.9
All other products	42.9	37.9	22.2	103.0

Total	347.6	121.4	161.6	630.6

Results of Operations

The following tables summarize the change in revenue by reporting segment for the three and six months ended June 28, 2014 and June 29, 2013:

	For the Three Months Ended
	June 28, 2014
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(12.9)	$(44.6)	$31.2	$0.5
Impact of foreign exchange [1]	(10.6)	3.0	(13.9)	0.3

Change excluding foreign exchange	$(23.5)	$(41.6)	$17.3	$0.8

Percentage change in revenue	(2.3)%	(10.7)%	24.4%	2.8%

Percentage change in revenue excluding foreign exchange	(4.2)%	(9.9)%	13.5%	4.5%

	For the Six Months Ended
	June 28, 2014
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(43.2)	$(93.1)	$49.4	$0.5
Impact of foreign exchange [1]	(13.9)	6.2	(20.6)	0.5

Change excluding foreign exchange	$(57.1)	$(86.9)	$28.8	$1.0

Percentage change in revenue	(4.0)%	(11.5)%	21.9%	1.5%

Percentage change in revenue excluding foreign exchange	(5.3)%	(10.7)%	12.8%	3.1%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

	For the Three Months Ended
	June 29, 2013
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(62.0)	$(57.6)	$(3.6)	$(0.8)
Impact of foreign exchange [1]	3.9	0.8	3.7	(0.6)

Change excluding foreign exchange	$(58.1)	$(56.8)	$0.1	$(1.4)

Percentage change in revenue	(9.9)%	(12.1)%	(2.7)%	(4.3)%

Percentage change in revenue excluding foreign exchange	(9.3)%	(11.9)%	0.1%	(7.5)%

	For the Six Months Ended
	June 29, 2013
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(80.4)	$(72.5)	$(5.4)	$(2.5)
Impact of foreign exchange [1]	4.5	0.9	4.4	(0.8)

Change excluding foreign exchange	$(75.9)	$(71.6)	$(1.0)	$(3.3)

Percentage change in revenue	(7.0)%	(8.2)%	(2.3)%	(7.1)%

Percentage change in revenue excluding foreign exchange	(6.6)%	(8.1)%	(0.4)%	(9.4)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended June 28, 2014 and June 29, 2013, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net (loss) income attributed to Cott Corporation	$(6.0)	$16.5	$(9.9)	$16.5
Interest expense, net	8.4	12.8	18.2	26.1
Income tax expense	2.5	1.7	1.6	2.2
Depreciation & amortization	26.0	24.9	51.3	49.6
Net income attributable to non-controlling interests	1.4	1.6	2.8	2.6

EBITDA	$32.3	$57.5	$64.0	$97.0

Restructuring and asset impairments	0.4	2.0	4.2	2.0
Bond redemption and other financing costs	19.6	—	20.5	—
Tax reorganization and regulatory costs	0.2	—	0.3	—
Acquisition and integration	3.0	1.2	0.6	1.8

Adjusted EBITDA	$55.5	$60.7	$89.6	$100.8

The following table summarizes our adjusted net income and adjusted earnings per share for the three and six months ended June 28, 2014 and June 29, 2013, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net (loss) income attributed to Cott Corporation	$(6.0)	$16.5	$(9.9)	$16.5

Restructuring and asset impairments, net of tax	0.3	1.9	3.2	1.9
Bond redemption and other financing costs, net of tax	19.6	—	20.5	—
Tax reorganization and regulatory costs, net of tax	0.2	—	0.3	—
Acquisition and integration, net of tax	2.4	1.1	(0.1)	1.6

Adjusted net income attributed to Cott Corporation	$16.5	$19.5	$14.0	$20.0

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.18	$0.20	$0.15	$0.21
Diluted	$0.17	$0.20	$0.15	$0.21

Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	94.2	95.2	94.3	95.3
Diluted	94.9	96.0	95.2	96.0

The following unaudited financial information for the three and six months ended June 28, 2014 represents the activity of Calypso and Aimia for such periods. Calypso and Aimia were combined with our United Kingdom operations as of their respective dates of acquisition:

(in millions of U.S. dollars)	For the Three Months Ended June 28, 2014	For the Six Months Ended June 28, 2014
Revenue
United Kingdom	$159.1	$274.7
Less:
Calypso	(21.3)	(35.5)
Aimia	(7.0)	(7.0)

United Kingdom excluding Calypso and Aimia	$130.8	$232.2

The following table summarizes our free cash flow for the three and six months ended June 28, 2014 and June 29, 2013, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	June 28, 2014	June 29, 2013

Net cash provided by operating activities	$29.6	$34.1
Less: Capital expenditures	(11.8)	(14.6)

Free Cash Flow	$17.8	$19.5

	For the Six Months Ended
	June 28, 2014	June 29, 2013

Net cash used in operating activities	$(22.9)	$(24.5)
Less: Capital expenditures	(20.6)	(34.5)

Free Cash Flow	$(43.5)	$(59.0)

The following table summarizes our adjusted free cash flow for the three and six months ended June 28, 2014 and June 29, 2013, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	June 28, 2014	June 29, 2013

Free Cash Flow	$17.8	$19.5
Plus: Bond redemption cash costs	16.4	—

Adjusted Free Cash Flow	$34.2	$19.5

	For the Six Months Ended
	June 28, 2014	June 29, 2013

Free Cash Flow	$(43.5)	$(59.0)
Plus: Bond redemption cash costs	17.0	—

Adjusted Free Cash Flow	$(26.5)	$(59.0)

The following table summarizes our adjusted selling, general and administrative expenses for the three and six months ended June 28, 2014 and June 29, 2013, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	June 28, 2014	June 29, 2013

Selling, general and administrative expenses	$46.9	$41.7
Less: Acquisition and integration costs	1.8	0.9

Adjusted selling, general and administrative expenses	$45.1	$40.8

	For the Six Months Ended
	June 28, 2014	June 29 2013

Selling, general and administrative expenses	$89.2	$83.0
Less: Acquisition and integration costs	2.9	1.5

Adjusted selling, general and administrative expenses	$86.3	$81.5

The following table summarizes our adjusted gross profit for the three and six months ended June 28, 2014 and June 29, 2013, respectively:

	For the Three Months Ended
(in millions of U.S. dollars, except percentage amounts)	June 28, 2014	June 29, 2013

Revenue, net	$550.9	$563.8

Gross profit	$73.8	$76.6
Plus: Inventory step-up	1.2	0.3

Adjusted gross profit	$75.0	$76.9

Adjusted gross profit as a percentage of revenue	13.6%	13.6%

	For the Six Months Ended
	June 28, 2014	June 29, 2013

Revenue, net	$1,026.0	$1,069.2

Gross profit	124.1	133.0
Plus: Inventory step-up	1.2	0.3

Adjusted gross profit	$125.3	$133.3

Adjusted gross profit as a percentage of revenue	12.2%	12.5%

Revenue

Revenue decreased $12.9 million, or 2.3%, and $43.2 million, or 4.0%, in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 4.2% and 5.3% in the second quarter and year to date, respectively, from the comparable prior year periods.

North America revenue decreased $44.6 million, or 10.7%, and $93.1 million, or 11.5%, in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to lower CSD volumes and revenue as a result of prolonged aggressive promotional activity from the national brands, as well as a reduction in case pack water volume, offset in part by a combination of increased juice and drinks volume with additional contract manufacturing business wins. Excluding the impact of foreign exchange, revenue decreased 9.9% and 10.7% in the second quarter and year to date, respectively.

U.K. revenue increased $31.2 million, or 24.4%, and $49.4 million, or 21.9%, in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to additional revenues from a full quarter of operations of Calypso and Aimia operations from the acquisition date through June 28, 2014. Absent foreign exchange impact, U.K. revenue increased 13.5% and 12.8% in the second quarter and year to date, respectively. Excluding the revenues associated with Calypso and Aimia, U.K revenue increased $7.1 million and $11.1 million in the second quarter and year to date, respectively.

All Other revenue increased $0.5 million, or 2.8%, and $0.5 million, or 1.5%, in the second quarter and year to date, respectively, from the comparable prior year periods.

Cost of Sales

Cost of sales represented 86.6% and 87.9% of revenue in the second quarter and year to date, respectively, compared to 86.4% and 87.6% in the comparable prior year periods. The increase in cost of sales as a percentage of revenue was due primarily to the competitive environment and lower North America volume alongside additional freight and operating costs caused by inclement weather in North America as well as increased freight costs from internal transfers associated with the initial start-up and expansion of contract manufacturing volume, offset in part by fixed costs absorption associated with increased juice and drinks volume and additional contract manufacturing wins.

Gross Profit

Gross profit as a percentage of revenue decreased to 13.4% and 12.1% in the second quarter and year to date, respectively, from 13.6% and 12.4% in the comparable prior year periods due primarily to the competitive environment and lower North America volume alongside additional freight and operating costs caused by inclement weather in North America as well as increased freight costs from internal transfers associated with the initial start-up and expansion of contract manufacturing volume, offset in part by a product mix shift into higher margin products.

Selling, General and Administrative Expenses

SG&A expenses increased $5.2 million, or 12.5%, and $6.2 million, or 7.5%, in the second quarter and year to date, respectively, from the comparable prior year periods. The increase was due primarily to higher employee-related incentive costs in the current year and an increase in acquisition-related expenses as well as the addition of the Calypso and Aimia businesses. As a percentage of revenue, SG&A increased to 8.5% and 8.7% in the second quarter and year to date, respectively, from 7.4% and 7.8% in the comparable prior year periods, respectively.

Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”) and expect to incur total pre-tax charges of approximately $5.0 million to $6.0 million during fiscal year 2014. For the six months ended June 28, 2014, in connection with the 2014 Restructuring Plan, we incurred charges of approximately $2.3 million related primarily to headcount reductions and $1.9 million related to asset impairments. We recorded restructuring charges of approximately $2.0 million related to headcount reductions in the comparable prior year period.

Operating Income

Operating income was $26.1 million and $30.2 million in the second quarter and year to date, respectively, compared to $32.6 million and $47.7 million in the comparable prior year periods, respectively. The decrease was due primarily to higher SG&A expenses and restructuring and asset impairment charges absent in the comparable prior year period.

Other Expense, Net

Other expense was $19.8 million and $17.5 million in the second quarter and year to date, respectively, compared to other expense of nil and $0.3 million, respectively, in the comparable prior year periods. The increase in other expense during the second quarter was due primarily to $19.4 million in costs related to the purchase of $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer.

Income Taxes

Income tax expense was $2.5 million and $1.6 million in the second quarter and year to date, respectively, compared to income tax expense of $1.7 million and $2.2 million, respectively, in the comparable prior year periods. This is the result of pre-tax income in certain jurisdictions that is not offset by pre-tax losses in other jurisdictions that have valuation allowances.

Liquidity and Capital Resources

The following table summarizes our cash flows for the three and six months ended June 28, 2014 and June 29, 2013, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net cash provided by (used in) operating activities	$29.6	$34.1	$(22.9)	$(24.5)
Net cash used in investing activities	(93.9)	(22.8)	(104.2)	(42.5)
Net cash provided by (used in) financing activities	113.6	(36.5)	169.7	(42.0)
Effect of exchange rate changes on cash	1.0	(1.0)	1.1	(3.6)

Net increase (decrease) in cash & cash equivalents	50.3	(26.2)	43.7	(112.6)
Cash & cash equivalents, beginning of period	40.6	93.0	47.2	179.4

Cash & cash equivalents, end of period	$90.9	$66.8	$90.9	$66.8

Financial and Capital Resources and Liquidity

As of June 28, 2014, we had total debt of $655.7 million and $90.9 million of cash and cash equivalents compared to $606.6 million of debt and $66.8 million of cash and cash equivalents as of June 29, 2013.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility, or our 5.375% senior notes due 2022 (the “2022 Notes”) were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indenture governing our 2022 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of June 28, 2014, our total availability under the ABL facility was $294.5 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of July 15, 2014 (the June month-end under the terms of the credit agreement governing our ABL facility). We had $35.8 million of outstanding borrowings under the ABL facility and $6.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $251.8 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

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

A dividend has been declared during each quarter of 2014 for an aggregate dividend payment of approximately $10.8 million. In the first six months of 2014, we repurchased 429,462 common shares for approximately $3.1 million through open market transactions of which 373,123 were repurchased under our share repurchase program.

On June 24, 2014, we issued $525.0 million of 2022 Notes. We used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million and approximately $3.2 million in deferred financing fees and other costs.

On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and approximately $0.8 million in deferred financing fees.

We may, from time to time, depending on market conditions, including without limitation whether the 2022 Notes are then trading at a discount to their face amount, repurchase the 2022 Notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in aggregate, may be material. However, the covenants in our ABL facility subject such purchases to certain limitations and conditions.

Operating Activities

Cash used in operating activities was $22.9 million year to date compared to $24.5 million in the comparable prior year period. The $1.6 million decrease in cash used in operating activities was due primarily to the decrease in net income almost entirely offset by the timing of accounts receivable receipts and accounts payable payments relative to the prior year period.

Investing Activities

Cash used in investing activities was $104.2 million year to date compared to $42.5 million in the comparable prior year period. The $61.7 million increase in cash used in investing activities was due primarily to the Aimia Acquisition, partially offset by a reduction in fixed asset purchases.

Financing Activities

Cash provided by financing activities was $169.7 million year to date compared to cash used of $42.0 million in the comparable prior year period. The $211.7 million increase in cash provided by financing activities was due primarily to the proceeds received from the issuance of the 2022 Notes, partially offset by the purchase of a portion of the 2018 Notes and financing fees associated with the 2022 Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of June 28, 2014.

Contractual Obligations

Other than the retirement of the 2017 Notes and the 2018 Notes, and the issuance of the 2022 Notes, each discussed below under the heading “Debt,” we have no material changes to the disclosure on this matter made in our 2013 Annual Report.

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

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300.0 million, as well as to increase the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350.0 million, subject to certain conditions, (2) extend the maturity date to October 22, 2018, and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.7 million of financing fees in connection with the amendment of the ABL facility.

On May 28, 2014, we amended the ABL facility to increase our ability to incur certain unsecured debt and earnout consideration for permitted acquisitions, as well as to allow us to add additional borrowers and to designate additional guarantors to be included in the borrowing base calculation. We incurred approximately $0.2 million of financing fees in connection with the amendment of the ABL facility. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations.

The financing fees incurred in connection with the refinancing of the ABL facility on August 17, 2010, along with the financing fees incurred in connection with the amendments of the ABL facility, other than the amendment on May 28, 2014, are being amortized using the straight-line method over the duration of the amended ABL facility. Each of the amendments, with the exception of the amendment on May 28, 2014, was considered to be a modification of the original agreement under GAAP.

As of June 28, 2014, we had $35.8 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $6.9 million of letters of credit, was $251.8 million as of June 28, 2014.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of the 2022 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. The issuer of the 2022 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2022 Notes. The interest on the 2022 Notes is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2015.

We incurred $9.7 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

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

On June 24, 2014, we used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million and approximately $3.2 million in deferred financing fees and other costs.

On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and approximately $0.8 million in deferred financing fees.

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

Credit Ratings and Covenant Compliance

Credit Ratings

On June 10, 2014, Moody’s assigned a B3 rating to the 2022 Notes and affirmed the B2 corporate family rating and the rating outlook at “stable.”

On June 10, 2014, S&P assigned a B+ rating to the 2022 Notes, affirmed the B+ long-term corporate credit rating, and changed the rating outlook from “watch developing” to “negative.”

Covenant Compliance

5.375% Senior Notes due in 2022

Under the indenture governing the 2022 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of June 28, 2014, we were in compliance with all of the covenants under the 2022 Notes and there have been no amendments to any such covenants since the 2022 Notes were issued.

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. On June 24, 2014, we purchased $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million aggregate principal amount of our 2018 Notes. As of June 28, 2014, we were in compliance with all of the covenants under the 2018 Notes and there have been no amendments to any such covenants since the 2018 Notes were issued. At all times prior to the retirement of the remaining outstanding 2018 Notes, we were in compliance with all of the covenants under the 2018 Notes.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. On February 19, 2014, we redeemed the remaining 2017 Notes, which had an aggregate principal amount of $15.0 million. At all times prior to the redemption of the remaining outstanding 2017 Notes, we were in compliance with all of the covenants under the 2017 Notes.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $27.5 million. If excess availability is less than the greater of 12.5% of the lenders’ commitments under the ABL facility or $34.375 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of June 28, 2014.

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s then-effective share repurchase program on May 21, 2014. During the second quarter ended June 28, 2014, we repurchased 366,670 common shares for approximately $2.6 million through open market transactions. See Part II. Item 2 of this Quarterly Report on Form 10-Q. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

Tax Withholding

During the second quarter ended June 28, 2014, 9,442 shares of our previously-issued common stock were withheld from delivery to our employees to satisfy their tax obligations related to stock-based awards.

Capital structure

Since December 28, 2013, equity has decreased by $15.3 million. The decrease was primarily the result of a net loss of $9.9 million, dividend payments of $10.8 million, common share repurchases of $3.1 million, and distributions to non-controlling interest of $4.8 million, partially offset by other comprehensive income of $6.7 million, share-based compensation expense of $3.0 million, director share awards issued of $0.8 million, of which $0.4 million are reflected in our Consolidated Statements of Operations, and non-controlling interest income of $2.8 million.

Dividend payments

On May 6, 2014, our board of directors declared a dividend of $0.06 per share on our common shares, payable in cash on June 18, 2014 to shareowners of record at the close of business on June 6, 2014. On July 29, 2014, our board of directors declared a dividend of $0.06 per share on our common shares, payable in cash on September 10, 2014 to shareowners of record at the close of business on August 28, 2014.

Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indenture governing the 2022 Notes, as well as other factors that our board of directors may deem relevant from time to time.

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

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, typically have maturities of less than eighteen months. We had outstanding foreign exchange forward contracts with notional amounts of $3.8 million and $3.6 million as of June 28, 2014 and December 28, 2013, respectively.

Debt Obligations and Interest Rates

Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. In light of our $35.8 million of ABL borrowings outstanding as of June 28, 2014, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $6.9 million of outstanding letters of credit) would result in additional interest expense of approximately $0.4 million during the next year. The weighted average interest rate of our debt outstanding at June 28, 2014 was 5.6%.

Commodity Price Risk

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $29.9 million and nil as of June 28, 2014 and December 28, 2013, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 28, 2014. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2014, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The risk factors set forth below supplement the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our 2013 Annual Report. In addition to these risk factors and other information set forth in this report, you should carefully consider the various risks and uncertainties contained in Part I, Item 1A. “Risk Factors” in the 2013 Annual Report. Aside from the below risk factors, the Company has not identified any material change to the risk factors described in the 2013 Annual Report.

In addition to the risk factors listed in Part I, Item 1A. of our 2013 Annual Report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below and in the 2013 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

We may engage in acquisitions that could disrupt our business and harm our business, operating results or financial condition.

We expect to make selective domestic and international acquisitions of, and investments in, businesses that offer complementary products, augment our market coverage and/or enhance our capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We may not be able to identify suitable acquisition, investment, alliance or joint venture opportunities or consummate any such transactions or relationships on terms and conditions acceptable to us. Such transactions or relationships that we enter into may not be successful. In addition, acquisitions and investments outside of the United States involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

These transactions or any other acquisitions or dispositions involve risks and uncertainties, which may have a material adverse effect on our business. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, integration may require that we incur significant restructuring charges. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of the integrations may be further complicated by such factors as:

•	geographic distances of the acquired business;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	delays and challenges associated with integrating the business with our existing businesses;

•	diversion of management’s attention from daily operations of our business and/or the acquired business;

•	potential loss of key employees and customers of the acquired business;

•	the potential for deficiencies in internal controls at the acquired business;

•	performance problems with the acquired business’ technology;

•	difficulties in entering markets in which we have no or limited direct prior experience;

•	exposure to unanticipated liabilities of the acquired business;

•	insufficient revenues to offset increased expenses associated with the acquisition; and

•	our ability to achieve the growth prospects and synergies expected from any such acquisition.

Even when an acquired business has already developed and marketed products and services, there can be no assurance that product or service enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.

Any acquisition may also cause us to assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. Failure to manage and successfully integrate the acquisitions we make could materially harm our business and operating results.

Any future acquisitions may require additional debt or equity financing, which, in the case of debt financing, would increase our leverage and, in the case of equity financing, would be dilutive to our existing stockholders. Any decline in our perceived credit-worthiness associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could increase the risks associated with our substantial leverage.

We will have the right to incur substantial additional indebtedness in the future. The terms of the agreements governing our indebtedness restrict, but do not in all circumstances prohibit us from doing so. All existing and future borrowings under the ABL facility will rank pari passu with the 2022 Notes and the related subsidiary guarantees and such borrowings will be secured by substantially all of our assets. Under the instruments governing our debt, we may incur substantial additional debt that ranks equally with the 2022 Notes. In addition, the indenture governing the 2022 Notes would permit us to incur additional indebtedness under certain incurrence baskets without having to meet coverage ratio incurrence tests or other EBITDA thresholds. Under certain debt incurrence tests, the amount of total debt we could incur in the future under the indenture governing the 2022 Notes could increase.

Any additional debt may be governed by indentures or other instruments containing covenants that could place restrictions on the operation of our business and the execution of our business strategy in addition to the restrictions on our business already contained in the agreements governing our existing debt. Because any decision to issue debt securities or enter into new debt facilities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future debt financings and we may be required to accept unfavorable terms for any such financings.

We may not realize the expected benefits of the Aimia Acquisition because of integration difficulties and other challenges.

The success of the Aimia Acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating Aimia’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Aimia’s business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Aimia’s structure and our structure;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in Aimia’s business and our business; and

•	unanticipated issues, expenses and liabilities.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Cott and Aimia had achieved or might achieve separately. In addition, we may not accomplish the integration of Aimia’s business smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process, the anticipated benefits of the Aimia Acquisition may not be realized fully or at all, or may take longer to realize than expected.

We face risks associated with our share purchase agreement in connection with the Aimia Acquisition.

In connection with the Aimia Acquisition, we will be subject to all of the liabilities of Aimia that were not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Aimia. Under our share purchase agreement dated May 30, 2014, the sellers have agreed to provide us with a limited set of warranties and indemnities in relation to identified risks. Our sole remedy from the sellers for any breach of those warranties is an action for damages for a warranty claim. Damages resulting from a breach of warranty or indemnity could have a material and adverse effect on our financial condition and results of operations.

As a private company, Aimia may not have had in place an adequate system of internal control over financial reporting that we will need to manage that business effectively as part of a public company.

Pursuant to a share purchase agreement dated May, 30, 2014, we acquired the entire issued share capital of Aimia Foods (Holdings) Limited and its subsidiaries. None of these companies have previously been subject to periodic reporting as a public company. There can be no assurance that Aimia had in place an effective system of internal control over financial reporting similar to that which is required for public companies. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business.

Moreover, if we discover aspects of Aimia’s internal controls that need improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase our risk of material weaknesses in internal controls.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s then-effective share repurchase program on May 21, 2014. During the second quarter ended June 28, 2014, we repurchased 366,670 common shares for approximately $2.6 million through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

The following table summarizes the repurchase activity under our share repurchase program during the first half of 2014:

	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs

April 2014	—	$—	—	—
May 2014 1	138,800	7.16	138,800	4,687,471
June 2014	227,870	7.06	227,870	4,459,601

Total	366,670	$7.10	366,670

1.	Includes 110,000 shares repurchased under the repurchase program approved by our board of directors on April 30, 2013.

Tax Withholdings

The following table contains information about shares of our previously-issued common stock that we withheld from delivering to employees during the second quarter of 2014 to satisfy their tax obligations related to stock-based awards.

	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs

April 2014	2,517	$8.12	N/A	N/A
May 2014	—	—	N/A	N/A
June 2014	6,925	7.10	N/A	N/A

Total	9,442

Item 6.	Exhibits

Number	Description

2.1	Share Purchase Agreement, dated as of May 30, 2014, by and among Robert Unsworth and the shareholders of Aimia Foods Holdings Limited identified therein, Cott Ventures Limited, Cott Corporation, and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 2, 2014).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Indenture dated as of June 24, 2014, governing the 5.375% Senior Notes due 2022, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2014).

4.2	Form of 5.375% Senior Note due 2022 (included as Exhibit A to Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2014).

4.3	Registration Rights Agreement, dated as of June 24, 2014, among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and the Initial Purchasers named in Schedule 2 thereto (incorporated by reference to Exhibit 4.3 to our Form 8-K filed June 25, 2014).

4.4	Supplemental Indenture, dated as of June 24, 2014, governing the 8.125% Senior Notes due 2018, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo, as successor trustee to HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.4 to our Form 8-K filed June 25, 2014).

10.1	Amendment No. 4 to Credit Agreement, dated as of May 28, 2014, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2014 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2014 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2014 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2014 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, filed on Aug 7, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION

(Registrant)

Date: August 7, 2014	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: August 7, 2014	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Chief Accounting Officer and Assistant Secretary
(Principal Accounting Officer)

Number	Description

2.1	Share Purchase Agreement, dated as of May 30, 2014, by and among Robert Unsworth and the shareholders of Aimia Foods Holdings Limited identified therein, Cott Ventures Limited, Cott Corporation, and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 2, 2014).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Indenture dated as of June 24, 2014, governing the 5.375% Senior Notes due 2022, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2014).

4.2	Form of 5.375% Senior Note due 2022 (included as Exhibit A to Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2014).

4.3	Registration Rights Agreement, dated as of June 24, 2014, among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and the Initial Purchasers named in Schedule 2 thereto (incorporated by reference to Exhibit 4.3 to our Form 8-K filed June 25, 2014).

4.4	Supplemental Indenture, dated as of June 24, 2014, governing the 8.125% Senior Notes due 2018, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo, as successor trustee to HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.4 to our Form 8-K filed June 25, 2014).

10.1	Amendment No. 4 to Credit Agreement, dated as of May 28, 2014, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2014 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2014 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2014 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 28, 2014 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, filed on Aug 7, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).