Form 10-Q
period 2014-09-27
COTT CORP /CN/
filed 2014-11-04
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 27, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2014
Common Stock, no par value per share	93,022,420 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue, net	$535.0	$543.2	$1,561.0	$1,612.4
Cost of sales	471.5	478.2	1,373.4	1,414.4

Gross profit	63.5	65.0	187.6	198.0
Selling, general and administrative expenses	45.0	37.9	134.2	120.9
Loss on disposal of property, plant & equipment	0.7	1.1	1.2	1.4
Restructuring and asset impairments
Restructuring	0.1	—	2.4	2.0
Asset impairments	(0.2)	—	1.7	—

Operating income	17.9	26.0	48.1	73.7
Other expense (income), net	5.4	(0.7)	22.9	(0.4)
Interest expense, net	9.0	13.3	27.2	39.4

Income (loss) before income taxes	3.5	13.4	(2.0)	34.7
Income tax expense	1.8	0.1	3.4	2.3

Net income (loss)	$1.7	$13.3	$(5.4)	$32.4
Less: Net income attributable to non-controlling interests	1.3	1.3	4.1	3.9

Net income (loss) attributed to Cott Corporation	$0.4	$12.0	$(9.5)	$28.5

Net income (loss) per common share attributed to Cott Corporation
Basic	$—	$0.13	$(0.10)	$0.30
Diluted	—	0.13	(0.10)	0.30
Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	93,607	94,235	94,053	94,922
Diluted	94,348	94,772	94,053	95,755
Dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income (loss)	$1.7	$13.3	$(5.4)	$32.4
Other comprehensive (loss) income:
Currency translation adjustment	(16.3)	12.0	(9.5)	(4.8)
Pension benefit plan, net of tax[1]	0.1	(0.1)	(0.2)	0.3
Unrealized gain (loss) on derivative instruments, net of tax[2]	0.4	(0.1)	0.6	(0.1)

Total other comprehensive (loss) income	(15.8)	11.8	(9.1)	(4.6)

Comprehensive (loss) income	$(14.1)	$25.1	$(14.5)	$27.8
Less: Comprehensive income attributable to non-controlling interests	1.4	1.3	4.2	3.9

Comprehensive (loss) income attributed to Cott Corporation	$(15.5)	$23.8	$(18.7)	$23.9

1.	Net of the effect of $0.1 million and $0.2 million tax expense for the three and nine months ended September 27, 2014, respectively, and net of the effect of nil and $0.2 million tax expense for the three and nine months ended September 28, 2013, respectively.
2.	Net of the effect of $0.1 million and $0.2 million tax expense for the three and nine months ended September 27, 2014, respectively, and net of the effect of nil tax benefit for the three and nine months ended September 28, 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	September 27,	December 28,
	2014	2013
ASSETS
Current assets
Cash & cash equivalents	$47.4	$47.2
Accounts receivable, net of allowance of $5.4 ($5.8 as of December 28, 2013)	250.2	204.4
Income taxes recoverable	1.0	1.1
Inventories	230.9	233.1
Prepaid expenses and other current assets	24.1	19.3

Total current assets	553.6	505.1
Property, plant & equipment, net	462.5	483.7
Goodwill	187.1	137.3
Intangibles and other assets, net	364.6	296.2
Deferred income taxes	5.4	3.6
Other tax receivable	0.3	0.2

Total assets	$1,573.5	$1,426.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$69.3	$50.8
Current maturities of long-term debt	4.1	3.9
Accounts payable and accrued liabilities	297.5	298.2

Total current liabilities	370.9	352.9
Long-term debt	535.5	403.5
Deferred income taxes	63.1	41.5
Other long-term liabilities	38.8	22.3

Total liabilities	1,008.3	820.2
Equity
Capital stock, no par—93,438,440 (December 28, 2013—94,238,190) shares issued	389.4	392.8
Additional paid-in-capital	47.9	44.1
Retained earnings	147.4	176.3
Accumulated other comprehensive loss	(26.0)	(16.8)

Total Cott Corporation equity	558.7	596.4
Non-controlling interests	6.5	9.5

Total equity	565.2	605.9

Total liabilities and equity	$1,573.5	$1,426.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Operating Activities
Net income (loss)	$1.7	$13.3	$(5.4)	$32.4
Depreciation & amortization	27.2	25.1	78.5	74.7
Amortization of financing fees	0.7	0.7	1.9	2.2
Share-based compensation expense	1.5	1.1	4.9	3.6
Increase in deferred income taxes	2.2	0.3	3.7	1.9
Write-off of financing fees and discount	0.8	—	4.1	—
Loss on disposal of property, plant & equipment	0.7	1.1	1.2	1.4
Asset impairments	(0.2)	—	1.7	—
Other non-cash items	—	—	(0.7)	0.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	27.2	19.0	(39.1)	(38.8)
Inventories	17.4	26.6	9.8	15.8
Prepaid expenses and other current assets	(0.5)	—	(1.5)	(2.0)
Other assets	—	6.1	(0.2)	6.0
Accounts payable and accrued liabilities, and other liabilities	(17.5)	(6.0)	(20.2)	(34.9)
Income taxes recoverable	(0.7)	0.1	(1.1)	0.4

Net cash provided by operating activities	60.5	87.4	37.6	62.9

Investing Activities
Acquisitions, net of cash received	—	(4.7)	(80.8)	(11.2)
Additions to property, plant & equipment	(10.8)	(10.2)	(31.4)	(44.7)
Additions to intangibles and other assets	(1.5)	(2.1)	(4.3)	(4.0)
Proceeds from sale of property, plant & equipment	1.6	0.2	1.6	0.2
Proceeds from insurance recoveries	—	—	—	0.4

Net cash used in investing activities	(10.7)	(16.8)	(114.9)	(59.3)

Financing Activities
Payments of long-term debt	(80.1)	(0.6)	(392.6)	(20.2)
Issuance of long-term debt	—	—	525.0	—
Borrowings under ABL	191.1	—	474.3	—
Payments under ABL	(156.0)	—	(455.4)	—
Distributions to non-controlling interests	(2.4)	(2.2)	(7.2)	(5.0)
Financing fees	(1.2)	(0.1)	(9.1)	(0.1)
Common shares repurchased and cancelled	(4.6)	(4.5)	(7.7)	(12.9)
Dividends to shareholders	(5.6)	(5.5)	(16.4)	(16.7)
Payment of deferred consideration for acquisitions	(32.4)	—	(32.4)	—

Net cash (used in) provided by financing activities	(91.2)	(12.9)	78.5	(54.9)

Effect of exchange rate changes on cash	(2.1)	1.3	(1.0)	(2.3)

Net (decrease) increase in cash & cash equivalents	(43.5)	59.0	0.2	(53.6)
Cash & cash equivalents, beginning of period	90.9	66.8	47.2	179.4

Cash & cash equivalents, end of period	$47.4	$125.8	$47.4	$125.8

Supplemental Non-cash Investing and Financing Activities:
Acquisition related deferred consideration	$—	$—	$19.0	$5.1
Financing fees	$—	$—	$0.2	$—
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3.9	$15.9	$28.9	$41.0
Cash paid (received) for income taxes, net	$1.0	$(0.2)	$1.3	$0.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 29, 2012	95,371	$397.8	$40.4	$186.0	$(12.4)	$11.1	$622.9
Common shares issued—Director Share Awards	87	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(1,248)	(5.2)	—	(4.8)	—	—	(10.0)
Common shares issued - Time-based RSUs	16	0.1	(0.1)	—	—	—	—
Share-based compensation	—	—	2.8	—	—	—	2.8
Dividend payment	—	—	—	(16.7)	—	—	(16.7)
Distributions to non-controlling interests	—	—	—	—	—	(5.0)	(5.0)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(4.8)	—	(4.8)
Pension benefit plan, net of tax	—	—	—	—	0.3	—	0.3
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	28.5	—	3.9	32.4

Balance at September 28, 2013	94,226	$392.7	$43.9	$193.0	$(17.0)	$10.0	$622.6

Balance at December 28, 2013	94,238	$392.8	$44.1	$176.3	$(16.8)	$9.5	$605.9
Common shares issued—Director Share Awards	112	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(1,073)	(4.7)	—	(3.0)	—	—	(7.7)
Common shares issued - Time-based RSUs	161	1.3	(1.3)	—	—	—	—
Share-based compensation	—	—	4.3	—	—	—	4.3
Dividend payment	—	—	—	(16.4)	—	—	(16.4)
Distributions to non-controlling interests	—	—	—	—	—	(7.2)	(7.2)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	(9.6)	0.1	(9.5)
Pension benefit plan, net of tax	—	—	—	—	(0.2)	—	(0.2)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	0.6	—	0.6
Net (loss) income	—	—	—	(9.5)	—	4.1	(5.4)

Balance at September 27, 2014	93,438	$389.4	$47.9	$147.4	$(26.0)	$6.5	$565.2

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

During the nine months ended September 27, 2014, we recorded out-of -period adjustments that decreased net income by approximately $1.1 million, which adjustments related to 2013 and were associated primarily with fixed assets and accrued liabilities. We evaluated the total out-of-period adjustments in relation to the current period, which is when the adjustments were recorded, as well as the period in which they originated, and concluded that these adjustments are not material to either the consolidated quarterly or annual financial statements for the impacted periods.

Recent Accounting Pronouncements

Update ASU 2013-11 – Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the information provided in relation to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted this guidance and incorporated it into the presentation of our consolidated financial statements.

Update ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

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

Update ASU 2014-12 – Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB amended its guidance regarding accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe that the adoption of these amendments will not have a material impact on our consolidated financial statements.

Note 2—Acquisitions

Aimia Acquisition

On May 30, 2014 (the “Acquisition Date”), our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Aimia Foods (Holdings) Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred as “Aimia”) pursuant to a Share Purchase Agreement dated May 30, 2014. Aimia produces and distributes hot chocolate, coffee and cold cereal products primarily through food service, vending and retail channels. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($26.9 million), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016 (the “Earn Out Period”).

The total consideration paid by us for the Aimia Acquisition is summarized below:

(in millions of U.S. dollars)
Cash	$80.4
Deferred consideration	33.5
Contingent consideration[1]	17.9
Working capital payment	7.2

Total consideration	$139.0

1.	Represents the estimated present value of the contingent consideration based on probability of achievement of performance targets recorded at fair value.

Our primary reasons for the Aimia Acquisition were to diversify Cott’s product portfolio, packaging formats and channel mix, and enhance our customer offering and growth prospects.

The Aimia Acquisition is being accounted for as a business combination which, among other things, requires that assets acquired and liabilities assumed be measured at their acquisition date fair values. Identified intangible assets, goodwill and property, plant and equipment are recorded at their estimated fair values per preliminary valuations and may change based on the final valuations. The results of operations of Aimia have been included in our operating results beginning as of the Acquisition Date. We allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets are amortized using a method that reflects the pattern in which economic benefits of the intangible asset are consumed using a straight-line amortization method.

The sellers are entitled to contingent consideration of up to a maximum of £16.0 million ($26.9 million), based on the exchange rate on the Acquisition Date, which will become due by us if Aimia meets certain targets relating to net income plus interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve months ending July 1, 2016. We estimated the fair value of the contingent consideration based on financial projections of the acquired business and estimated probabilities of achievement of the EBITDA targets. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition will be recorded in our Consolidated Statements of Operations. The fair value of the contingent consideration was determined to be £10.6 million ($17.9 million) using a present valued probability-weighted income approach. Key assumptions include probability-adjusted EBITDA amounts with discount rates consistent with the level of risk of achievement.

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Aimia Acquisition. The allocation of the purchase price is based on a preliminary valuation that is expected to be completed by the end of 2014.

	As reported at		As reported at
(in millions of U.S. dollars)	June 28, 2014	Adjustments	September 27, 2014
Cash	$9.5	$—	$9.5
Accounts receivable	11.0	—	11.0
Inventories	9.6	—	9.6
Prepaid expenses and other assets	1.9	—	1.9
Property, plant & equipment	10.5	0.4	10.9
Goodwill	52.8	(0.3)	52.5
Intangibles and other assets	86.2	—	86.2
Accounts payable and accrued liabilities	(25.4)	—	(25.4)
Deferred tax liabilities	(17.1)	(0.1)	(17.2)

Total	$139.0	$—	$139.0

The Company recognized $2.1 million of acquisition related costs associated with the Aimia Acquisition that were expensed during the nine month period ended September 27, 2014. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations in accordance with ASC 805, “Business Combinations.”

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

	Estimated Fair	Estimated
(in millions of U.S. dollars)	Market Value	Useful Life
Customer relationships	$76.5	15 years
Trademarks and trade names	1.5	20 years
Non-competition agreements	2.9	5 years

Total	$80.9

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

Selected Financial Data (unaudited)

The following unaudited financial information from the Acquisition Date through September 27, 2014 represents the activity of Aimia that has been combined with our operations as of the Acquisition Date.

For the period from May 30, 2014
(in millions of U.S. dollars)	through September 27, 2014
Revenue	$31.8
Net income	0.3

Calypso Acquisition

In June 2013, our U.K. reporting segment acquired 100 percent of the share capital of Cooke Bros. Holdings Limited (the “Calypso Acquisition”), which includes its subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso”). Calypso produces fruit juices, juice drinks, soft drinks, and freezable products in the United

Kingdom. The aggregate purchase price for the acquisition of Calypso was $12.1 million, which includes approximately $7.0 million paid at closing, a deferred payment of approximately $2.3 million paid on the first anniversary of the closing date, and a deferred payment of approximately $3.0 million to be paid on the second anniversary of the closing date. In connection with the Calypso Acquisition, we paid $18.5 million of outstanding debt of the acquired companies. The closing payment and the first deferred payment were funded from available cash.

The total consideration paid by us in the Calypso Acquisition is summarized below:

(in millions of U.S. dollars)
Cash	$7.0
Deferred consideration [1]	5.1

Total consideration	$12.1

1.	Principal amount of $5.3 million discounted to present value.

Our primary reasons for the Calypso Acquisition were to expand Cott’s product portfolio and enhance our customer offering and growth prospects.

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the three and nine months ended September 27, 2014 and September 28, 2013, respectively, represent the combined results of our operations as if the Aimia Acquisition and the Calypso Acquisition had occurred on December 30, 2012. The unaudited pro forma results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars, except share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue	$535.0	$565.9	$1,607.8	$1,706.7
Net income (loss)	0.4	13.2	(3.5)	34.4
Net income (loss) per common share, diluted	$—	$0.14	$(0.04)	$0.36

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

Note 3—Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”). The plant closures are expected to be completed by the end of our 2014 fiscal year and will result in cash charges associated with employee redundancy costs and relocation of assets, and non-cash charges related to asset impairments and accelerated depreciation on property, plant and equipment. In connection with the 2014 Restructuring Plan, we expect to incur total charges of approximately $4.5 million to $5.5 million. We also implemented a restructuring plan in June 2013, which consisted primarily of headcount reductions.

The following table summarizes restructuring charges for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
North America	$0.1	$—	$2.3	$1.0
United Kingdom	—	—	0.1	0.7
Mexico	—	—	—	0.3

Total	$0.1	$—	$2.4	$2.0

There were no asset impairment charges for the three and nine months ended September 28, 2013. The following table summarizes asset impairment charges for the three and nine months ended September 27, 2014:

(in millions of U.S. dollars)	For the Three Months Ended September 27, 2014	For the Nine Months Ended September 27, 2014
North America	$—	$0.9
United Kingdom	(0.2)	0.8

Total	$(0.2)	$1.7

The following tables summarize our restructuring liability as of September 27, 2014, along with charges to costs and expenses and cash payments:

2014 Restructuring Plan:

	North America
(in millions of U.S. dollars)	Balance at December 28, 2013	Charges to costs and expenses	Cash payments	Balance at September 27, 2014
Restructuring liability	$—	$2.3	$(2.3)	$—

	$—	$2.3	$(2.3)	$—

	United Kingdom
(in millions of U.S. dollars)	Balance at December 28, 2013	Charges to costs and expenses	Cash payments	Balance at September 27, 2014
Restructuring liability	$—	$0.1	$(0.1)	$—

	$—	$0.1	$(0.1)	$—

Note 4—Share-Based Compensation

The table below summarizes the share-based compensation expense for the three and nine months ended September 27, 2014 and September 28, 2013, respectively. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) or Amended and Restated Equity Plan (as defined below), as the case may be, (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be, (iii) “Stock options” mean non-qualified stock options granted under the Amended and Restated Equity Plan, the 2010 Equity Incentive Plan, or the Restated 1986 Common Share Option Plan, as amended (the “Option Plan”), as the case may be, and (iv) “Director share awards” mean common shares issued in consideration of the annual board retainer fee to non-management members of our board of directors under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be.

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock options	$0.4	$0.2	$1.2	$0.6
Performance-based RSUs	0.2	0.3	1.0	0.7
Time-based RSUs	0.7	0.6	2.1	1.5
Director share awards	0.2	—	0.6	0.8

Total	$1.5	$1.1	$4.9	$3.6

As of September 27, 2014, the unrecognized share-based compensation expense and years we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of September 27, 2014	Weighted average years expected to recognize compensation
Stock options	$2.1	1.8
Performance-based RSUs	1.8	2.1
Time-based RSUs	3.7	1.8
Director share awards	0.2	0.3

Total	$7.8

Stock option activity for the nine months ended September 27, 2014 was as follows:

	Shares (in thousands)	Weighted average exercise price
Balance at December 28, 2013	830	$8.17
Awarded	441	8.00
Forfeited or expired	(50)	16.45

Outstanding at September 27, 2014	1,221	$7.77

Exercisable at September 27, 2014	113	$4.94

During the nine months ended September 27, 2014, Performance-based RSU and Time-based RSU activity was as follows:

	Number of Performance- based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at December 28, 2013	534	$7.81	831	$8.04
Awarded	274	8.00	368	8.00
Issued	—	—	(161)	8.20
Forfeited	(31)	7.90	(68)	8.25

Outstanding at September 27, 2014	777	$7.87	970	$7.98

On February 14, 2013, our board of directors adopted an amendment and restatement of the 2010 Equity Incentive Plan (the “Amended and Restated Equity Plan”), pursuant to which the 2010 Equity Incentive Plan was amended and restated to, among other things, increase the number of shares that may be issued under the plan to 12,000,000 shares and to provide that the number of shares available for issuance will be reduced 2.0 shares for each share issued pursuant to a “full-value” award (i.e., an award other than an option or stock appreciation right) after the effective date of the amendment and restatement. The Amended and Restated Equity Plan was approved by Cott’s shareowners on April 30, 2013. Awards made in 2011 and 2012 prior to the amendment and restatement are generally governed by the terms of the 2010 Equity Incentive Plan without giving effect to these restrictions.

Certain outstanding stock options were granted under the Option Plan. Our board of directors terminated the Option Plan as of February 23, 2011, and no further awards will be granted under it. In connection with the termination of the Option Plan, outstanding options will continue in accordance with the terms of the Option Plan until exercised, forfeited or terminated, as applicable.

Note 5—Income Taxes

Income tax expense was $3.4 million on pre-tax loss of $2.0 million for the nine months ended September 27, 2014, as compared to an income tax expense of $2.3 million on pre-tax income of $34.7 million for the nine months ended September 28, 2013. This is the result of pre-tax income in certain jurisdictions that is not offset by pre-tax losses in other jurisdictions that have valuation allowances.

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

A reconciliation of the denominators of the basic and diluted net income per common share computations is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Weighted average number of shares outstanding—basic	93,607	94,235	94,053	94,922
Dilutive effect of stock options	39	53	—	53
Dilutive effect of Performance-based RSUs	276	167	—	283
Dilutive effect of Time-based RSUs	426	317	—	497

Adjusted weighted average number of shares outstanding—diluted	94,348	94,772	94,053	95,755

At September 27, 2014, we excluded 832,951 (September 28, 2013—442,131) stock options from the computation of diluted net (loss) income per share because the options’ exercise price was greater than the average market price of the common shares. In addition, we excluded the impact of the remaining stock options, Performance-based RSUs and Time-based RSUs from the computation of diluted net loss per share for the nine months ended September 27, 2014 as they were considered anti-dilutive for purposes of calculating loss per share.

Note 7—Segment Reporting

Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas, beverage concentrates, liquid enhancers, freezables and ready-to-drink alcoholic beverages, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereal. Our business operates through three reporting segments—North America (United States and Canada), United Kingdom, and All Other (which includes our Mexico operating segment, our Royal Crown International (“RCI”) operating segment and other Miscellaneous Expenses). Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. The primary measures used in evaluating our reporting segments are revenues, operating income (loss), and additions to property, plant and equipment, which have been included as part of our segment disclosures listed below. During the fourth quarter of 2013, management reviewed our reporting segments and subsequently combined our Mexico and RCI reporting segments with the segment previously classified as All Other into one segment classified as All Other. Prior year information has been updated to reflect the change in our reporting segments.

	North	United	All
(in millions of U.S. dollars)	America	Kingdom	Other	Corporate	Total
For the Three Months Ended September 27, 2014
External revenue[1]	$346.2	$172.0	$16.8	$—	$535.0
Depreciation and amortization	20.7	6.1	0.4	—	27.2
Operating income (loss)	8.2	10.3	2.4	(3.0)	17.9
Additions to property, plant and equipment	7.9	2.5	0.4	—	10.8
For the Nine Months Ended September 27, 2014
External revenue[1]	$1,064.4	$446.7	$49.9	$—	$1,561.0
Depreciation and amortization	62.2	15.0	1.3	—	78.5
Operating income (loss)	25.6	23.3	8.0	(8.8)	48.1
Additions to property, plant and equipment	20.9	10.1	0.4	—	31.4
As of September 27, 2014
Property, plant and equipment	337.1	117.0	8.4	—	462.5
Goodwill	122.9	59.7	4.5	—	187.1
Intangibles and other assets	257.8	106.6	0.2	—	364.6
Total assets[2]	1,049.1	488.0	36.4	—	1,573.5

1.	Intersegment revenue between North America and the other reporting segments was $5.5 million and $17.7 million for the three and nine months ended September 27, 2014, respectively. Intersegment revenue between United Kingdom and the other reporting segments was $0.3 million and $0.3 million for the three and nine months ended September 27, 2014, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

	North	United	All
(in millions of U.S. dollars)	America	Kingdom	Other	Corporate	Total
For the Three Months Ended September 28, 2013
External revenue[1]	$383.3	$142.9	$17.0	$—	$543.2
Depreciation and amortization	20.8	3.8	0.5	—	25.1
Operating income (loss)	17.6	9.5	1.9	(3.0)	26.0
Additions to property, plant and equipment	9.0	1.2	—	—	10.2
For the Nine Months Ended September 28, 2013
External revenue[1]	$1,194.6	$368.2	$49.6	$—	$1,612.4
Depreciation and amortization	62.9	10.3	1.5	—	74.7
Operating income (loss)	58.1	18.6	5.8	(8.8)	73.7
Additions to property, plant and equipment	33.9	9.5	1.3	—	44.7
As of December 28, 2013
Property, plant and equipment	363.3	111.0	9.4	—	483.7
Goodwill	124.0	8.8	4.5	—	137.3
Intangibles and other assets	268.2	27.7	0.3	—	296.2
Total assets[2]	1,089.5	296.3	40.3	—	1,426.1

1.	Intersegment revenue between North America and the other reporting segments was $5.6 million and $14.8 million for the three and nine months ended September 28, 2013, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

For the nine months ended September 27, 2014, sales to Walmart accounted for 26.3% (September 28, 2013—29.9%) of our total revenue, 33.0% of our North America reporting segment revenue (September 28, 2013—35.9%), 12.9% of our U.K. reporting segment revenue (September 28, 2013—14.1%) and 3.1% of our All Other reporting segment revenue (September 28, 2013—4.3%).

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

Revenues attributed to external customers located outside of Canada are displayed separately within the United Kingdom and All Other reporting segments above with the exception of revenues attributed to external customers located in the United States, which are reported within the North America reporting segment. Revenues generated from sales to external customers in the United States were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(in millions of U.S. dollars)	2014	2013	2014	2013
United States	$307.4	$337.5	$946.1	$1,047.9

Total	$307.4	$337.5	$946.1	$1,047.9

During 2014, we reclassified certain products in our North America reporting segment which impacts revenue by product but does not impact revenue within the North America reporting segment. Prior year reported revenue by product for our North America reporting segment has been revised to reflect this reclassification. Revenues by product by reporting segment were as follows:

For the Three Months Ended September 27, 2014
	North	United
(in millions of U.S. dollars)	America	Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$135.2	$49.4	$1.9	$186.5
Juice and drinks	99.8	10.2	1.0	111.0
Concentrate	2.1	0.3	7.8	10.2
Sparkling Waters/Mixers	77.4	21.7	0.7	99.8
Energy	7.6	36.1	2.2	45.9
All other products	24.1	54.3	3.2	81.6

Total	$346.2	$172.0	$16.8	$535.0

For the Nine Months Ended September 27, 2014
	North	United
(in millions of U.S. dollars)	America	Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$394.6	$135.4	$5.5	$535.5
Juice and drinks	326.6	35.7	2.7	365.0
Concentrate	7.7	1.5	21.3	30.5
Sparkling Waters/Mixers	236.8	59.9	2.3	299.0
Energy	21.3	97.6	6.8	125.7
All other products	77.4	116.6	11.3	205.3

Total	$1,064.4	$446.7	$49.9	$1,561.0

For the Three Months Ended September 28, 2013
	North	United
(in millions of U.S. dollars)	America	Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$151.6	$46.7	$2.4	$200.7
Juice and drinks	117.3	11.2	0.6	129.1
Concentrate	2.0	0.5	7.1	9.6
Sparkling Waters/Mixers	77.4	20.5	0.4	98.3
Energy	7.5	32.7	2.3	42.5
All other products	27.5	31.3	4.2	63.0

Total	$383.3	$142.9	$17.0	$543.2

For the Nine Months Ended September 28, 2013
	North	United
(in millions of U.S. dollars)	America	Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$462.5	$119.4	$9.8	$591.7
Juice and drinks	379.9	19.9	2.0	401.8
Concentrate	6.6	1.7	21.2	29.5
Sparkling Waters/Mixers	232.3	53.6	2.7	288.6
Energy	21.0	97.5	5.4	123.9
All other products	92.3	76.1	8.5	176.9

Total	$1,194.6	$368.2	$49.6	$1,612.4

Property, plant and equipment, net by geographic area as of September 27, 2014 and December 28, 2013 were as follows:

	September 27,	December 28,
(in millions of U.S. dollars)	2014	2013
North America	$337.1	$363.3
United Kingdom	117.0	111.0
All Other	8.4	9.4

Total	$462.5	$483.7

Note 8—Inventories

The following table summarizes inventories as of September 27, 2014 and December 28, 2013:

	September 27,	December 28,
(in millions of U.S. dollars)	2014	2013
Raw materials	$83.5	$89.0
Finished goods	129.0	126.3
Other	18.4	17.8

Total	$230.9	$233.1

Note 9—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of September 27, 2014:

	September 27, 2014
		Accumulated
(in millions of U.S. dollars)	Cost	Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0

Subject to amortization
Customer relationships	453.3	188.0	265.3
Trademarks	34.0	26.6	7.4
Information technology	54.4	32.2	22.2
Other	9.1	4.5	4.6

	550.8	251.3	299.5

	595.8	251.3	344.5

Other Assets
Financing costs	21.6	8.2	13.4
Deposits	1.0	—	1.0
Other	5.8	0.1	5.7

	28.4	8.3	20.1

Total Intangibles & Other Assets	$624.2	$259.6	$364.6

Our only intangible asset with an indefinite life relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico.

Amortization expense of intangible and other assets was $9.8 million and $27.0 million for the three and nine months ended September 27, 2014, respectively, compared to $8.6 million and $25.9 million for the comparable prior year periods.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2014	$9.1
2015	35.4
2016	32.0
2017	28.7
2018	27.6
Thereafter	166.7

Total	$299.5

Note 10—Debt

Our total debt as of September 27, 2014 and December 28, 2013 was as follows:

(in millions of U.S. dollars)	September 27, 2014	December 28, 2013
8.375% senior notes due in 2017[1]	$—	$15.0
8.125% senior notes due in 2018	—	375.0
5.375% senior notes due in 2022	525.0	—
ABL facility	69.3	50.8
GE Term Loan	8.9	10.3
Capital leases and other debt financing	5.7	7.2

Total debt	608.9	458.3
Less: Short-term borrowings and current debt:
ABL facility	69.3	50.8

Total short-term borrowings	69.3	50.8
GE Term Loan—current maturities	2.0	1.9
Capital leases and other financing—current maturities	2.1	2.0

Total current debt	73.4	54.7
Long-term debt before discount	535.5	403.6
Less discount on 8.375% notes	—	(0.1)

Total long-term debt	$535.5	$403.5

1.	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009.

Asset-Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as Agent that created an asset-based lending facility (the “ABL facility”) to provide financing for our North America, U.K. and Mexico operations. In connection with the Cliffstar Acquisition, we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the issuance of $375.0 million of 8.125% senior notes that are due on September 1, 2018 (the “2018 Notes”) and the application of net proceeds therefrom, the underwritten public offering of 13,340,000 common shares at a price of $5.67 per share and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility.

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

As of September 27, 2014, our total availability under the ABL facility was $265.2 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of October 15, 2014 (the September month-end under the terms of the credit agreement governing our ABL facility). We had $69.3 million of outstanding borrowings under the ABL facility and $6.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $189.0 million. The commitment fee was 0.375% per annum of the unused commitment of $223.8 million, which was based on our total ABL facility commitment of $300.0 million excluding outstanding borrowings and outstanding letters of credit. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of our 5.375% senior notes due 2022 (the “2022 Notes”) to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. The issuer of the 2022 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2022 Notes. The interest on the 2022 Notes is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2015.

We incurred $9.2 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued the 2018 Notes. The issuer of the 2018 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the 2018 Notes. The interest on the 2018 Notes was payable semi-annually on March 1st and September 1st of each year. We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes.

On June 24, 2014, we used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million, the write off of approximately $3.0 million in deferred financing fees, and other costs of approximately $0.2 million.

On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and the write off of approximately $0.8 million in deferred financing fees.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of our 8.375% senior notes due 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the 2017 Notes. The interest on the 2017 Notes was payable semi-annually on May 15th and November 15th of each year. We incurred $5.1 million of financing fees in connection with the 2017 Notes.

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments, the write off of approximately $4.0 million in deferred financing fees and discount charges, and other costs of approximately $0.5 million.

On February 19, 2014, we redeemed all of the remaining $15.0 million aggregate principal amount of the 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as the write off of approximately $0.3 million in deferred financing fees and discount charges.

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at 5.23% interest.

Note 11—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component1 for the nine months ended September 27, 2014 were as follows:

	September 27, 2014
	Gains and Losses	Pension	Currency
	on Derivative	Benefit	Translation
(in millions of U.S. dollars)	Instruments	Plan Items	Adjustment Items	Total
Beginning balance December 28, 2013	$0.2	$(8.4)	$(8.6)	$(16.8)

OCI before reclassifications	0.7	(0.5)	(9.6)	(9.4)
Amounts reclassified from AOCI	(0.1)	0.3	—	0.2

Net current-period OCI	0.6	(0.2)	(9.6)	(9.2)

Ending balance September 27, 2014	$0.8	$(8.6)	$(18.2)	$(26.0)

1.	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income1 for the three and nine months ended September 27, 2014 and September 28, 2013, respectively.

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in
Details About AOCI	September 27,	September 28,	September 27,	September 28,	the Statement Where
Components	2014	2013	2014	2013	Net Income Is Presented
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(0.1)	$0.1	$0.1	$0.3	Cost of sales

	$(0.1)	$0.1	$0.1	$0.3	Total before taxes
	—	—	—	—	Tax (expense) or benefit

	$(0.1)	$0.1	$0.1	$0.3	Net of tax

Amortization of pension benefit plan items
Prior service costs[2]	$(0.1)	$0.1	$(0.3)	$(0.2)
Actuarial adjustments[2]	—	—	—	(0.1)
Actuarial losses[2]	—	—	—	(0.1)

	(0.1)	0.1	(0.3)	(0.4)	Total before taxes
	—	—	—	(0.2)	Tax (expense) or benefit

	$(0.1)	$0.1	$(0.3)	$(0.6)	Net of tax

Total reclassifications for the period	$(0.2)	$0.2	$(0.2)	$(0.3)	Net of tax

1.	Amounts in parentheses indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

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

We had $6.9 million in standby letters of credit outstanding as of September 27, 2014 (September 28, 2013—$7.5 million).

In March 2014, we had a favorable legal settlement in the amount of $3.5 million, of which $3.0 million was collected in April 2014 and the remaining $0.5 million is due in January 2015.

In May 2014, we completed the Aimia Acquisition, which included deferred consideration of £19.9 million ($33.5 million), which was paid by us on September 15, 2014 and aggregate contingent consideration of up to £16.0 million ($26.9 million), which is payable upon achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016.

Note 13—Share Repurchase Program

On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s then-effective share repurchase program on May 21, 2014. During the third quarter ended September 27, 2014, we repurchased 642,680 common shares for approximately $4.6 million through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. Shares purchased by us under the share repurchase program are cancelled.

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

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review promptly any downgrade in credit rating. We mitigate pre-settlement risk by being permitted to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of the counterparty default to be minimal.

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 27, 2014 or September 28, 2013, respectively. These foreign exchange contracts typically have maturities of less than eighteen months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $1.8 million and $3.6 million as of September 27, 2014 and December 28, 2013, respectively.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $43.0 million and nil as of September 27, 2014 and December 28, 2013, respectively.

The fair value of the Company’s derivative assets was $0.9 million and $0.3 million as of September 27, 2014 and December 28, 2013, respectively. The fair value of the Company’s derivative liabilities was nil as of September 27, 2014 and December 28, 2013, respectively.

The settlement of our derivative instruments resulted in a charge to cost of sales of approximately $0.1 million and a credit to cost of sales of approximately $0.1 million for the three and nine months ended September 27, 2014, respectively, compared to a credit to cost of sales of approximately $0.1 million and $0.5 million for the comparable prior year periods.

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

We have certain assets and liabilities, such as our derivative instruments, that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

The fair value of our derivative instruments represents a Level 2 instrument. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value of the derivative assets as of September 27, 2014 and December 28, 2013 was $0.9 million and $0.3 million, respectively. The fair value of the derivative liabilities as of September 27, 2014 and December 28, 2013 was nil, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of September 27, 2014 and December 28, 2013 were as follows:

	September 27, 2014		December 28, 2013
	Carrying	Fair	Carrying	Fair
(in millions of U.S. dollars)	Value	Value	Value	Value
8.375% senior notes due in 2017[1]	$—	$—	$15.0	$15.6
8.125% senior notes due in 2018[1]	—	—	375.0	404.1
5.375% senior notes due in 2022[1]	525.0	510.8	—	—

Total	$525.0	$510.8	$390.0	$419.7

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.

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

The following supplemental financial information sets forth on a consolidating basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, Cott Beverages Inc., Guarantor Subsidiaries and our other subsidiaries (the “Non-guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of Cott Beverages Inc. in their respective subsidiaries using the equity method of accounting.

We reclassified certain intercompany dividends and advances to affiliates previously reported in the Condensed Consolidating Statement of Cash Flows for the nine months ended September 28, 2013 included in our Quarterly Report on Form 10-Q. The intercompany dividends represented transactions between Cott Corporation, Cott Beverages, Inc., the Guarantors and Non-Guarantors and the cash flows related to these transactions should have been classified as financing activities. The advances to affiliates represented activity between Cott Corporation and Non-Guarantors that should not have impacted the Condensed Consolidating Statement of Cash Flow because they represented non-cash charges. These reclassifications do not change the total cash flows reported in each column presented in the Condensed Consolidating Statement of Cash Flows. We assessed the materiality of these items on our previously issued annual report and quarterly financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements taken as a whole. The statements of cash flows presented below for the three and nine months ended September 28, 2013 as revised, reflect the correct classification of these items.

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 27, 2014
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$42.4	$187.1	$282.6	$35.7	$(12.8)	$535.0
Cost of sales	36.2	162.6	254.6	30.9	(12.8)	471.5

Gross profit	6.2	24.5	28.0	4.8	—	63.5
Selling, general and administrative expenses	5.8	24.1	13.1	2.0	—	45.0
Loss on disposal of property, plant & equipment	0.2	0.3	0.2	—	—	0.7
Restructuring and asset impairments
Restructuring	0.1	—	—	—	—	0.1
Asset impairments	—	—	(0.2)	—	—	(0.2)

Operating income	0.1	0.1	14.9	2.8	—	17.9
Other expense, net	0.4	4.6	0.4	—	—	5.4
Intercompany interest (income) expense, net	—	(4.6)	4.6	—	—	—
Interest expense, net	0.1	8.5	0.3	0.1	—	9.0

(Loss) income before income tax expense and equity income (loss)	(0.4)	(8.4)	9.6	2.7	—	3.5
Income tax expense	—	1.7	0.1	—	—	1.8
Equity income (loss)	0.8	1.4	1.8	—	(4.0)	—

Net income (loss)	$0.4	$(8.7)	$11.3	$2.7	$(4.0)	$1.7
Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net income (loss) attributed to Cott Corporation	$0.4	$(8.7)	$11.3	$1.4	$(4.0)	$0.4

Comprehensive (loss) income attributed to Cott Corporation	$(15.5)	$(36.0)	$4.3	$3.0	$28.7	$(15.5)

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 27, 2014
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$129.4	$562.0	$803.2	$104.0	$(37.6)	$1,561.0
Cost of sales	111.7	487.4	722.7	89.2	(37.6)	1,373.4

Gross profit	17.7	74.6	80.5	14.8	—	187.6
Selling, general and administrative expenses	18.4	74.0	35.4	6.4	—	134.2
Loss on disposal of property, plant & equipment	0.2	0.8	0.2	—	—	1.2
Restructuring and asset impairments
Restructuring	2.1	0.2	0.1	—	—	2.4
Asset impairments	0.9	—	0.8	—	—	1.7

Operating (loss) income	(3.9)	(0.4)	44.0	8.4	—	48.1
Other (income) expense, net	(9.1)	21.7	10.2	0.1	—	22.9
Intercompany interest (income) expense, net	—	(12.0)	12.0	—	—	—
Interest expense, net	0.2	26.0	0.9	0.1	—	27.2

Income (loss) before income tax (benefit) expense and equity (loss) income	5.0	(36.1)	20.9	8.2	—	(2.0)
Income tax (benefit) expense	(1.4)	4.6	0.1	0.1	—	3.4
Equity (loss) income	(15.9)	4.1	8.8	—	3.0	—

Net (loss) income	$(9.5)	$(36.6)	$29.6	$8.1	$3.0	$(5.4)
Less: Net income attributable to non-controlling interests	—	—	—	4.1	—	4.1

Net (loss) income attributed to Cott Corporation	$(9.5)	$(36.6)	$29.6	$4.0	$3.0	$(9.5)

Comprehensive (loss) income attributed to Cott Corporation	$(18.7)	$(42.7)	$57.8	$4.8	$(19.9)	$(18.7)

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

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of September 27, 2014
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$5.7	$1.9	$32.1	$7.7	$—	$47.4
Accounts receivable, net of allowance	17.5	134.6	258.5	13.8	(174.2)	250.2
Income taxes recoverable	0.4	0.6	—	—	—	1.0
Inventories	14.9	75.7	133.5	6.8	—	230.9
Prepaid expenses and other assets	3.2	11.3	9.5	0.1	—	24.1

Total current assets	41.7	224.1	433.6	28.4	(174.2)	553.6
Property, plant & equipment, net	40.5	180.5	232.7	8.8	—	462.5
Goodwill	24.6	4.6	157.9	—	—	187.1
Intangibles and other assets, net	1.2	91.1	264.6	7.7	—	364.6
Deferred income taxes	4.6	—	—	0.8	—	5.4
Other tax receivable	0.2	0.1	—	—	—	0.3
Due from affiliates	38.6	173.2	3.0	—	(214.8)	—
Investments in subsidiaries	435.9	286.4	697.9	—	(1,420.2)	—

Total assets	$587.3	$960.0	$1,789.7	$45.7	$(1,809.2)	$1,573.5

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$40.0	$29.3	$—	$—	$69.3
Current maturities of long-term debt	0.1	2.5	0.5	1.0	—	4.1
Accounts payable and accrued liabilities	27.0	202.2	231.8	10.7	(174.2)	297.5

Total current liabilities	27.1	244.7	261.6	11.7	(174.2)	370.9
Long-term debt	—	532.9	1.8	0.8	—	535.5
Deferred income taxes	—	36.3	25.5	1.3	—	63.1
Other long-term liabilities	0.1	5.5	33.2	—	—	38.8
Due to affiliates	1.4	1.6	175.5	36.3	(214.8)	—

Total liabilities	28.6	821.0	497.6	50.1	(389.0)	1,008.3
Equity
Capital stock, no par	389.4	509.4	1,632.9	40.4	(2,182.7)	389.4
Additional paid-in-capital	47.9	—	—	—	—	47.9
Retained earnings (deficit)	147.4	(388.3)	(362.3)	(53.6)	804.2	147.4
Accumulated other comprehensive (loss) income	(26.0)	17.9	21.5	2.3	(41.7)	(26.0)

Total Cott Corporation equity	558.7	139.0	1,292.1	(10.9)	(1,420.2)	558.7
Non-controlling interests	—	—	—	6.5	—	6.5

Total equity	558.7	139.0	1,292.1	(4.4)	(1,420.2)	565.2

Total liabilities and equity	$587.3	$960.0	$1,789.7	$45.7	$(1,809.2)	$1,573.5

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 28, 2013
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$1.5	$1.1	$39.1	$5.5	$—	$47.2
Accounts receivable, net of allowance	19.0	114.1	229.8	15.5	(174.0)	204.4
Income taxes recoverable	0.4	0.7	—	—	—	1.1
Inventories	16.2	77.0	132.9	7.0	—	233.1
Prepaid expenses and other assets	2.1	10.1	7.0	0.1	—	19.3

Total current assets	39.2	203.0	408.8	28.1	(174.0)	505.1
Property, plant & equipment, net	47.9	190.2	235.7	9.9	—	483.7
Goodwill	25.8	4.5	107.0	—	—	137.3
Intangibles and other assets, net	1.3	88.0	196.2	10.7	—	296.2
Deferred income taxes	3.6	—	—	—	—	3.6
Other tax receivable	—	0.2	—	—	—	0.2
Due from affiliates	39.6	125.7	2.9	41.9	(210.1)	—
Investments in subsidiaries	507.8	246.7	697.7	—	(1,452.2)	—

Total assets	$665.2	$858.3	$1,648.3	$90.6	$(1,836.3)	$1,426.1

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$16.2	$34.6	$—	$—	$50.8
Current maturities of long-term debt	—	2.4	0.6	0.9	—	3.9
Accounts payable and accrued liabilities	25.5	214.4	225.6	6.7	(174.0)	298.2

Total current liabilities	25.5	233.0	260.8	7.6	(174.0)	352.9
Long-term debt	0.1	399.6	2.2	1.6	—	403.5
Deferred income taxes	—	32.0	9.1	0.4	—	41.5
Other long-term liabilities	0.1	2.8	19.4	—	—	22.3
Due to affiliates	43.1	1.6	128.1	37.3	(210.1)	—

Total liabilities	68.8	669.0	419.6	46.9	(384.1)	820.2
Equity
Capital stock, no par	392.8	509.4	1,557.5	82.5	(2,149.4)	392.8
Additional paid-in-capital	44.1	—	—	—	—	44.1
Retained earnings (deficit)	176.3	(344.1)	(322.1)	(49.8)	716.0	176.3
Accumulated other comprehensive (loss) income	(16.8)	24.0	(6.7)	1.5	(18.8)	(16.8)

Total Cott Corporation equity	596.4	189.3	1,228.7	34.2	(1,452.2)	596.4
Non-controlling interests	—	—	—	9.5	—	9.5

Total equity	596.4	189.3	1,228.7	43.7	(1,452.2)	605.9

Total liabilities and equity	$665.2	$858.3	$1,648.3	$90.6	$(1,836.3)	$1,426.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 27, 2014
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Operating Activities
Net income (loss)	$0.4	$(8.7)	$11.3	$2.7	$(4.0)	$1.7
Depreciation & amortization	1.7	10.2	13.9	1.4	—	27.2
Amortization of financing fees	—	0.7	—	—	—	0.7
Share-based compensation expense	0.1	1.1	0.2	0.1	—	1.5
(Decrease) increase in deferred income taxes	(0.3)	1.8	0.7	—	—	2.2
Loss on disposal of property, plant & equipment	0.2	0.3	0.2	—	—	0.7
Asset impairments	—	—	(0.2)	—	—	(0.2)
Write-off of financing fees and discount	—	0.8	—	—	—	0.8
Equity income, net of distributions	(0.8)	(1.4)	(1.8)	—	4.0	—
Intercompany dividends	44.2	2.5	—	—	(46.7)	—
Other non-cash items	(0.2)	—	0.2	—	—	—
Net change in operating assets and liabilities, net of acquisitions	(36.3)	47.1	12.1	3.0	—	25.9

Net cash provided by operating activities	9.0	54.4	36.6	7.2	(46.7)	60.5

Investing Activities
Additions to property, plant & equipment	—	(7.8)	(2.6)	(0.4)	—	(10.8)
Additions to intangibles and other assets	—	(1.5)	—	—	—	(1.5)
Proceeds from sale of property, plant & equipment	—	1.6	—	—	—	1.6

Net cash (used in) provided by investing activities	—	(7.7)	(2.6)	(0.4)	—	(10.7)

Financing Activities
Payments of long-term debt	—	(79.2)	(0.1)	(0.8)	—	(80.1)
Borrowings under ABL	—	191.1	—	—	—	191.1
Payments under ABL	—	(156.0)	—	—	—	(156.0)
Distributions to non-controlling interests	—	—	—	(2.4)	—	(2.4)
Financing fees	—	(1.2)	—	—	—	(1.2)
Common shares repurchased and cancelled	(4.6)	—	—	—	—	(4.6)
Payment of deferred consideration for acquisitions	—	(32.4)	—	—	—	(32.4)
Dividends paid to shareholders	(5.6)	—	—	—	—	(5.6)
Intercompany dividends	—	—	(44.2)	(2.5)	46.7	—

Net cash used in financing activities	(10.2)	(77.7)	(44.3)	(5.7)	46.7	(91.2)
Effect of exchange rate changes on cash	(0.3)	—	(1.7)	(0.1)	—	(2.1)

Net (decrease) increase in cash & cash equivalents	(1.5)	(31.0)	(12.0)	1.0	—	(43.5)

Cash & cash equivalents, beginning of period	7.2	32.9	44.1	6.7	—	90.9

Cash & cash equivalents, end of period	$5.7	$1.9	$32.1	$7.7	$—	$47.4

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 27, 2014
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(9.5)	$(36.6)	$29.6	$8.1	$3.0	$(5.4)
Depreciation & amortization	4.8	30.6	38.8	4.3	—	78.5
Amortization of financing fees	0.1	1.7	0.1	—	—	1.9
Share-based compensation expense	0.9	3.4	0.5	0.1	—	4.9
(Decrease) increase in deferred income taxes	(1.6)	4.4	0.9	—	—	3.7
Loss on disposal of property, plant & equipment	0.2	0.8	0.2	—	—	1.2
Asset impairments	0.9	—	0.8	—	—	1.7
Write-off of financing fees and discount	—	4.1	—	—	—	4.1
Equity loss (income), net of distributions	15.9	(4.1)	(8.8)	—	(3.0)	—
Intercompany dividends	62.4	7.5	9.3	—	(79.2)	—
Other non-cash items	(0.4)	(0.2)	(0.1)	—	—	(0.7)
Net change in operating assets and liabilities, net of acquisitions	(44.3)	(89.8)	76.1	5.7	—	(52.3)

Net cash provided by (used in) operating activities	29.4	(78.2)	147.4	18.2	(79.2)	37.6

Investing Activities
Acquisitions, net of cash received	—	—	(80.8)	—	—	(80.8)
Additions to property, plant & equipment	(0.9)	(20.0)	(10.1)	(0.4)	—	(31.4)
Additions to intangibles and other assets	—	(4.3)	—	—	—	(4.3)
Proceeds from sale of property, plant & equipment	—	1.6	—	—	—	1.6

Net cash (used in) provided by investing activities	(0.9)	(22.7)	(90.9)	(0.4)	—	(114.9)

Financing Activities
Payments of long-term debt	(0.1)	(391.4)	(0.3)	(0.8)	—	(392.6)
Issuance of long-term debt	—	525.0	—	—	—	525.0
Borrowings under ABL	—	474.3	—	—	—	474.3
Payments under ABL	—	(455.4)	—	—	—	(455.4)
Distributions to non-controlling interests	—	—	—	(7.2)	—	(7.2)
Financing fees	—	(9.1)	—	—	—	(9.1)
Common shares repurchased and cancelled	(7.7)	—	—	—	—	(7.7)
Dividends paid to shareholders	(16.4)	—	—	—	—	(16.4)
Payment of deferred consideration for acquisitions	—	(32.4)	—	—	—	(32.4)
Intercompany dividends	—	(9.3)	(62.4)	(7.5)	79.2	—

Net cash (used in) provided by financing activities	(24.2)	101.7	(62.7)	(15.5)	79.2	78.5
Effect of exchange rate changes on cash	(0.1)	—	(0.8)	(0.1)	—	(1.0)

Net increase (decrease) in cash & cash equivalents	4.2	0.8	(7.0)	2.2	—	0.2

Cash & cash equivalents, beginning of period	1.5	1.1	39.1	5.5	—	47.2

Cash & cash equivalents, end of period	$5.7	$1.9	$32.1	$7.7	$—	$47.4

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 28, 2013
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income (loss)	$12.0	$(0.9)	$14.7	$1.1	$(13.6)	$13.3
Depreciation & amortization	1.6	9.6	12.3	1.6	—	25.1
Amortization of financing fees	—	0.7	—	—	—	0.7
Share-based compensation expense	0.3	0.7	0.1	—	—	1.1
(Decrease) increase in deferred income taxes	(2.5)	3.4	(0.5)	(0.1)	—	0.3
Loss on disposal of property, plant & equipment	0.1	0.4	0.6	—	—	1.1
Equity (income) loss, net of distributions	(12.6)	(1.3)	0.3	—	13.6	—
Intercompany dividends	2.2	2.4	—	—	(4.6)	—
Other non-cash items	0.2	(0.2)	—	—	—	—
Net change in operating assets and liabilities, net of acquisition	(0.7)	28.3	18.0	0.2		45.8

Net cash provided by operating activities	0.6	43.1	45.5	2.8	(4.6)	87.4

Investing Activities
Acquisition, net of cash acquired	—	(4.7)	—	—	—	(4.7)
Additions to property, plant & equipment	(1.1)	(7.9)	(1.2)	—	—	(10.2)
Additions to intangibles and other assets	—	(2.1)	—	—	—	(2.1)
Proceeds from sale of property, plant & equipment	—	—	—	0.2	—	0.2

Net cash (used in) provided by investing activities	(1.1)	(14.7)	(1.2)	0.2	—	(16.8)

Financing Activities
Payments of long-term debt	—	—	(0.1)	(0.5)	—	(0.6)
Distributions to non-controlling interests	—	—	—	(2.2)	—	(2.2)
Common shares repurchased and cancelled	(4.5)	—	—	—	—	(4.5)
Financing fees	(0.1)	—	—	—	—	(0.1)
Dividends paid to shareholders	(5.5)	—	—	—	—	(5.5)
Intercompany dividends	—	—	(2.2)	(2.4)	4.6	—

Net cash used in financing activities	(10.1)	—	(2.3)	(5.1)	4.6	(12.9)
Effect of exchange rate changes on cash	0.5	—	0.8	—	—	1.3

Net (decrease) increase in cash & cash equivalents	(10.1)	28.4	42.8	(2.1)	—	59.0

Cash & cash equivalents, beginning of period	33.3	13.5	12.6	7.4	—	66.8

Cash & cash equivalents, end of period	$23.2	$41.9	$55.4	$5.3	$—	$125.8

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 28, 2013
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Operating Activities
Net income (loss)	$28.5	$(1.6)	$34.3	$5.8	$(34.6)	$32.4
Depreciation & amortization	4.7	29.0	36.4	4.6	—	74.7
Amortization of financing fees	0.1	2.0	0.1	—	—	2.2
Share-based compensation expense	1.1	2.2	0.3	—	—	3.6
(Decrease) increase in deferred income taxes	(2.0)	5.2	(1.2)	(0.1)	—	1.9
Loss on disposal of property, plant & equipment	0.1	0.7	0.6	—	—	1.4
Equity (income) loss, net of distributions	(31.6)	(3.9)	0.9	—	34.6	—
Intercompany dividends	24.7	5.3	—	—	(30.0)	—
Other non-cash items	0.2	—	—	—	—	0.2
Net change in operating assets and liabilities, net of acquisition	(5.2)	2.4	(52.2)	1.5	—	(53.5)

Net cash provided by (used in) operating activities	20.6	41.3	19.2	11.8	(30.0)	62.9

Investing Activities
Acquisition, net of cash acquired	—	(4.7)	(6.5)	—	—	(11.2)
Additions to property, plant & equipment	(6.0)	(27.9)	(9.5)	(1.3)	—	(44.7)
Additions to intangibles and other assets	—	(4.0)	—	—	—	(4.0)
Proceeds from sale of property, plant & equipment	—	—	—	0.2	—	0.2
Proceeds from insurance recoveries	—	0.4	—	—	—	0.4

Net cash used in investing activities	(6.0)	(36.2)	(16.0)	(1.1)	—	(59.3)

Financing Activities
Payments of long-term debt	(0.1)	(0.7)	(18.6)	(0.8)	—	(20.2)
Distributions to non-controlling interests	—	—	—	(5.0)	—	(5.0)
Common shares repurchased and cancelled	(12.9)	—	—	—	—	(12.9)
Financing fees	(0.1)	—	—	—	—	(0.1)
Dividends paid to shareholders	(16.7)	—	—	—	—	(16.7)
Intercompany dividends	—	—	(24.7)	(5.3)	30.0	—

Net cash used in financing activities	(29.8)	(0.7)	(43.3)	(11.1)	30.0	(54.9)
Effect of exchange rate changes on cash	(1.4)	—	(0.9)	—	—	(2.3)

Net (decrease) increase in cash & cash equivalents	(16.6)	4.4	(41.0)	(0.4)	—	(53.6)

Cash & cash equivalents, beginning of period	39.8	37.5	96.4	5.7	—	179.4

Cash & cash equivalents, end of period	$23.2	$41.9	$55.4	$5.3	$—	$125.8

Note 17—Subsequent Events

On October 28, 2014, our board of directors declared a dividend of $0.06 per share on common shares, payable in cash on December 11, 2014 to shareowners of record at the close of business on December 1, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 28, 2013 (the “2013 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2013 Annual Report, in Item 1A in our quarterly report on Form 10-Q for the quarter ended June 28, 2014, and in Item 1A in this report.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in the United States, Canada, the United Kingdom, and Mexico, including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. During the first nine months of 2014, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the nine months ended September 27, 2014 and September 28, 2013 accounted for 26.3% and 29.9% of total revenue for those periods, respectively.

On May 30, 2014 (the “Acquisition Date”), our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Aimia Foods (Holdings) Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred as “Aimia”) pursuant to a Share Purchase Agreement dated May 30, 2014. Aimia produces and distributes hot chocolate, coffee and cold cereal products primarily through food service, vending and retail channels. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration, which was paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($26.9 million), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016 (the “Earn Out Period”).

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

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	loss of or a reduction in business with key customers, particularly Walmart;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	our ability to realize the expected benefits of the Aimia Acquisition because of integration difficulties and other challenges;

•	risks associated with the purchase agreement in connection with the Aimia Acquisition;

•	the effectiveness of Aimia’s system of internal control over financial reporting;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness and our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	unseasonably cold or wet weather, which could reduce demand for our products;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management;

•	our exposure to intangible asset risk;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems; or

•	volatility of our stock price.

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

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP earnings (loss) before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding restructuring expenses and asset impairments, bond redemption and other financing costs, certain tax reorganization and regulatory costs and acquisition and integration costs related to the Aimia Acquisition, the Calypso Acquisition or the Cliffstar Acquisition, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net income (loss), which is GAAP earnings (loss) excluding restructuring expenses and asset impairments, bond redemption and other financing costs, certain tax reorganization and regulatory costs and acquisition and integration costs, as well as adjusted earnings (loss) per diluted share, which is adjusted net income (loss) divided by diluted weighted average outstanding shares. We consider these measures to be indicators of our operating performance. These measures exclude certain items to make period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted gross profit as a percentage of revenue, which is GAAP gross profit excluding purchase accounting inventory step-up divided by GAAP revenue. We consider adjusted gross profit as a percentage of revenue to be an indicator of our operating performance.

We also utilize adjusted selling, general and administrative expenses (“SG&A”), which is GAAP SG&A excluding acquisition and integration costs. We consider adjusted SG&A expenses to be an indicator of our operating performance.

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

Summary Financial Results

Our net income for the three months ended September 27, 2014 (the “third quarter”) and our net loss for the nine months ended September 27, 2014 (“first nine months of 2014” or “year to date”) was $0.4 million or nil per diluted share and $9.5 million or $0.10 per diluted share, respectively, compared to net income of $12.0 million or $0.13 per diluted share and $28.5 million or $0.30 per diluted share for the three and nine months ended September 28, 2013, respectively.

The following items of significance affected our financial results for the third quarter and first nine months of 2014:

•	Servings in equivalent cases, excluding concentrate servings, decreased 1.9% year to date. The decrease was due primarily to continued aggressive CSD promotional activity from the national brands in North America, the general market decline in the North America CSD category, as well as a reduction in case pack water in both North America and the U.K, partially offset by a combination of increased juice and drinks volume with additional contract manufacturing business wins and volume from the Calypso and Aimia businesses;

•	revenue decreased 3.2% year to date from the comparable prior year period due primarily to adverse CSD volume due to continued aggressive promotional activity from the national brands as well as an overall mix shift toward contract manufacturing. Excluding the impact of foreign exchange, revenue decreased 4.8% from the comparable prior year period;

•	gross profit as a percentage of revenue decreased to 12.0% year to date compared to 12.3% from the comparable prior year period due primarily to the competitive environment and lower North America volume alongside additional freight and operating costs caused by inclement weather in North America as well as increased freight costs from internal transfers associated with the initial start-up and expansion of contract manufacturing volume, offset in part by a product mix shift into higher margin products; adjusted gross profit as a percentage of revenue decreased to 12.1% compared to 12.3% from the comparable prior year period;

•	SG&A expenses year to date increased to $134.2 million from $120.9 million in the comparable prior year period due primarily to higher employee-related incentive costs in the current year and higher third party fees associated with acquisition activity as well as the addition of the Calypso and Aimia businesses; adjusted selling, general and administrative expenses for the period increased to $130.8 million from $118.9 million in the comparable prior year period;

•	other expense, net was $22.9 million year to date compared to other income of $0.4 million in the comparable prior year period due primarily to costs associated with the redemption of our 8.125% Senior Notes due 2018 (“the 2018 Notes”) partially offset by a favorable legal settlement;

•	interest expense decreased by $12.2 million year to date, or 31.0%, as compared to the prior year period due primarily to reduced interest expense resulting from the redemption of our 8.375% Senior Notes due 2017 (the “2017 Notes”) as well as more favorable pricing terms under our asset-based lending (“ABL”) facility;

•	income tax expense was $3.4 million year to date compared to $2.3 million in the comparable prior year period due primarily to current year period pre-tax income in certain jurisdictions that is not offset by losses in other jurisdictions that have valuation allowances;

•	Adjusted EBITDA decreased to $135.2 million year to date from $154.3 million in the comparable prior year period due to the items listed above; reported EBITDA decreased to $103.7 million year to date from $148.8 million in the comparable prior year period; and

•	Adjusted net income and adjusted net income per diluted share were $20.4 million and $0.21 year to date, respectively, compared to adjusted net income of $33.5 million and adjusted earnings per diluted share of $0.35 in the comparable prior year period.

The following items of significance affected our financial results for the third quarter and first nine months of 2013:

•	revenue decreased 7.0% year to date from the comparable prior year period (8.1% excluding the impact of Calypso) due primarily to lower global volumes, slightly offset by an increase in average price per case on a global basis. Absent foreign exchange impact, revenue decreased 6.4% year to date from the comparable prior year period;

•	gross profit as a percentage of revenue decreased to 12.0% and 12.3% for the third quarter and year to date, respectively, compared to 12.5% and 13.2%, respectively, from the comparable prior year period due primarily to lower volumes which resulted in unfavorable fixed cost absorption;

•	filled beverage 8-ounce equivalents (“beverage case volume”), which excludes concentrate sales, decreased 8.3% year to date due primarily to the general market decline in the North America CSD category and increased promotional activity from the national brands;

•	SG&A expenses for the first nine months decreased to $120.9 million from $134.4 million in the comparable prior year period due primarily to lower employee-related expenses and a reduction in professional fees and similar costs;

•	our loss on disposal of property, plant and equipment was related to the disposal of approximately $1.4 million of equipment that was either replaced or no longer being used in our North America reporting segment;

•	other income was $0.4 million year to date compared to other income of $2.2 million in the comparable prior year period due to insurance recoveries in excess of the loss incurred on a U.S. facility in the amount of $1.3 million and recording a bargain purchase of $0.9 million in the U.K. in the prior year compared to $0.4 million in income associated with foreign exchange effects in the current year;

•	interest expense decreased by $1.2 million as a result of favorable terms associated with amending our ABL facility;

•	income tax expense was $2.3 million year to date compared to $5.5 million in the comparable prior year period, due primarily to a reduction in pretax income;

•	Adjusted EBITDA decreased 9.4% to $154.3 million year to date from $170.4 million in the comparable prior year period due to the items listed above; and

•	Adjusted net income and adjusted earnings per diluted share were $33.5 million and $0.35 year to date, respectively, compared to $48.7 million and $0.51 in the prior year, respectively.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

	For the Three Months Ended				For the Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	535.0	100.0	543.2	100.0	1,561.0	100.0	1,612.4	100.0
Cost of sales	471.5	88.1	478.2	88.0	1,373.4	88.0	1,414.4	87.7

Gross profit	63.5	11.9	65.0	12.0	187.6	12.0	198.0	12.3
Selling, general, and administrative expenses	45.0	8.4	37.9	7.0	134.2	8.6	120.9	7.5
Loss on disposal of property, plant & equipment	0.7	0.1	1.1	0.2	1.2	0.1	1.4	0.1
Restructuring and asset impairments
Restructuring	0.1	—	—	—	2.4	0.2	2.0	0.1
Asset impairments	(0.2)	—	—	—	1.7	0.1	—	—

Operating income	17.9	3.3	26.0	4.8	48.1	3.1	73.7	4.6
Other expense (income), net	5.4	1.0	(0.7)	(0.1)	22.9	1.5	(0.4)	—
Interest expense, net	9.0	1.7	13.3	2.4	27.2	1.7	39.4	2.4

Income (loss) before income taxes	3.5	0.7	13.4	2.5	(2.0)	(0.1)	34.7	2.2
Income tax expense	1.8	0.3	0.1	—	3.4	0.2	2.3	0.1

Net income (loss)	1.7	0.3	13.3	2.4	(5.4)	(0.3)	32.4	2.0
Less: Net income attributable to non-controlling interests	1.3	0.2	1.3	0.2	4.1	0.3	3.9	0.2

Net income (loss) attributed to Cott Corporation	0.4	0.1	12.0	2.2	(9.5)	(0.6)	28.5	1.8

Depreciation & amortization	27.2	5.1	25.1	4.6	78.5	5.0	74.7	4.6

The following table summarizes our revenue and operating income (loss) by reporting segment for the three and nine months ended September 27, 2014 and September 28, 2013, respectively (for purposes of the table below, our Corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(in millions of U.S. dollars)	2014	2013	2014	2013
Revenue
North America	$346.2	$383.3	$1,064.4	$1,194.6
United Kingdom	172.0	142.9	446.7	368.2
All Other	16.8	17.0	49.9	49.6

Total	$535.0	$543.2	$1,561.0	$1,612.4

Operating income (loss)
North America	$8.2	$17.6	$25.6	$58.1
United Kingdom	10.3	9.5	23.3	18.6
All Other	2.4	1.9	8.0	5.8
Corporate	(3.0)	(3.0)	(8.8)	(8.8)

Total	$17.9	$26.0	$48.1	$73.7

Certain of our volume conversions from 8 oz. equivalent measurements into individual servings were incorrectly applied which resulted in errors in individual servings previously reported in our Quarterly Report on Form 10-Q filed on August 7, 2014 for all periods presented. This conversion primarily impacted the overall percentage changes for the reported quarter to date servings presented during the second quarter of 2014 and the overall gross servings reported within the All Other reporting segment. We have updated the prior period servings disclosed in the tables below. The following table summarizes our servings in equivalent cases (an equivalent case represents a case of twenty four individual servings) by reporting segment for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Servings in equivalent cases - including concentrate
North America	159.8	165.6	492.9	513.3
United Kingdom [1]	74.3	73.0	202.9	194.3
All Other	77.1	71.9	220.3	215.7

Total	311.2	310.5	916.1	923.3

Servings in equivalent cases - excluding concentrate
North America	141.9	147.2	427.4	451.8
United Kingdom [1]	72.0	70.3	194.4	182.8
All Other	6.4	8.2	22.3	21.8

Total	220.3	225.7	644.1	656.4

1.	The United Kingdom reporting segment excludes servings that relate to approximately 20% of Aimia’s revenues as we are continuing to evaluate the appropriate reporting metric for those excluded products.

Revenues are attributed to reporting segments based on the location of the customer.

During 2014, we reclassified certain products in our North America reporting segment which impacts revenue and servings in equivalent cases by product but does not impact total revenue or total servings in equivalent cases within the North America reporting segment. Prior year reported revenue and servings in equivalent cases by product for our North America reporting segment have been revised to reflect this reclassification. The following tables summarize revenue and servings in equivalent cases by product by reporting segment for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

For the Three Months Ended September 27, 2014
	North	United
(in millions of U.S. dollars)	America	Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$135.2	$49.4	$1.9	$186.5
Juice and drinks	99.8	10.2	1.0	111.0
Concentrate	2.1	0.3	7.8	10.2
Sparkling Waters/Mixers	77.4	21.7	0.7	99.8
Energy	7.6	36.1	2.2	45.9
All other products	24.1	54.3	3.2	81.6

Total	$346.2	$172.0	$16.8	$535.0

For the Three Months Ended September 27, 2014
	North	United
(in millions)	America	Kingdom	All Other	Total
Servings in equivalent cases - including concentrate
Carbonated soft drinks	62.5	22.9	1.2	86.6
Juice and drinks	27.7	2.2	0.1	30.0
Concentrate	17.9	2.3	70.7	90.9
Sparkling Waters/Mixers	34.1	10.8	0.4	45.3
Energy	1.4	7.6	1.5	10.5
All other products	16.2	28.5	3.2	47.9

Total	159.8	74.3	77.1	311.2

For the Nine Months Ended September 27, 2014
	North	United
(in millions of U.S. dollars)	America	Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$394.6	$135.4	$5.5	$535.5
Juice and drinks	326.6	35.7	2.7	365.0
Concentrate	7.7	1.5	21.3	30.5
Sparkling Waters/Mixers	236.8	59.9	2.3	299.0
Energy	21.3	97.6	6.8	125.7
All other products	77.4	116.6	11.3	205.3

Total	$1,064.4	$446.7	$49.9	$1,561.0

For the Nine Months Ended September 27, 2014
	North	United
(in millions)	America	Kingdom	All Other	Total
Servings in equivalent cases - including concentrate
Carbonated soft drinks	181.5	62.6	3.0	247.1
Juice and drinks	89.2	7.1	0.5	96.8
Concentrate	65.5	8.5	198.0	272.0
Sparkling Waters/Mixers	102.9	30.8	1.4	135.1
Energy	3.9	20.4	4.4	28.7
All other products	49.9	73.5	13.0	136.4

Total	492.9	202.9	220.3	916.1

For the Three Months Ended September 28, 2013
	North	United
(in millions of U.S. dollars)	America	Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$151.6	$46.7	$2.4	$200.7
Juice and drinks	117.3	11.2	0.6	129.1
Concentrate	2.0	0.5	7.1	9.6
Sparkling Waters/Mixers	77.4	20.5	0.4	98.3
Energy	7.5	32.7	2.3	42.5
All other products	27.5	31.3	4.2	63.0

Total	$383.3	$142.9	$17.0	$543.2

For the Three Months Ended September 28, 2013
	North	United
(in millions)	America	Kingdom	All Other	Total
Servings in equivalent cases - including concentrate
Carbonated soft drinks	68.1	23.4	1.5	93.0
Juice and drinks	27.6	2.5	0.2	30.3
Concentrate	18.4	2.7	63.7	84.8
Sparkling Waters/Mixers	33.7	12.2	0.4	46.3
Energy	1.3	7.3	1.5	10.1
All other products	16.5	24.9	4.6	46.0

Total	165.6	73.0	71.9	310.5

For the Nine Months Ended September 28, 2013
	North	United
(in millions of U.S. dollars)	America	Kingdom	All Other	Total
Revenue
Carbonated soft drinks	$462.5	$119.4	$9.8	$591.7
Juice and drinks	379.9	19.9	2.0	401.8
Concentrate	6.6	1.7	21.2	29.5
Sparkling Waters/Mixers	232.3	53.6	2.7	288.6
Energy	21.0	97.5	5.4	123.9
All other products	92.3	76.1	8.5	176.9

Total	$1,194.6	$368.2	$49.6	$1,612.4

For the Nine Months Ended September 28, 2013
	North	United
(in millions)	America	Kingdom	All Other	Total
Servings in equivalent cases - including concentrate
Carbonated soft drinks	208.7	61.1	6.1	275.9
Juice and drinks	85.0	4.8	0.5	90.3
Concentrate	61.5	11.5	193.9	266.9
Sparkling Waters/Mixers	100.0	32.2	3.0	135.2
Energy	3.7	22.0	3.2	28.9
All other products	54.4	62.7	9.0	126.1

Total	513.3	194.3	215.7	923.3

Results of Operations

The following tables summarize the change in revenue by reporting segment for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

	For the Three Months Ended
	September 27, 2014
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(8.2)	$(37.1)	$29.1	$(0.2)
Impact of foreign exchange [1]	(11.6)	1.7	(13.4)	0.1

Change excluding foreign exchange	$(19.8)	$(35.4)	$15.7	$(0.1)

Percentage change in revenue	(1.5)%	(9.7)%	20.4%	(1.2)%

Percentage change in revenue excluding foreign exchange	(3.6)%	(9.2)%	11.0%	(0.6)%

	For the Nine Months Ended
	September 27, 2014
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(51.4)	$(130.2)	$78.5	$0.3
Impact of foreign exchange [1]	(25.5)	7.9	(34.0)	0.6

Change excluding foreign exchange	$(76.9)	$(122.3)	$44.5	$0.9

Percentage change in revenue	(3.2)%	(10.9)%	21.3%	0.6%

Percentage change in revenue excluding foreign exchange	(4.8)%	(10.2)%	12.1%	1.8%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

	For the Three Months Ended
	September 28, 2013
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(40.6)	$(56.0)	$17.4	$(2.0)
Impact of foreign exchange [1]	4.7	2.0	2.9	(0.2)

Change excluding foreign exchange	$(35.9)	$(54.0)	$20.3	$(2.2)

Percentage change in revenue	(7.0)%	(12.7)%	13.9%	(10.5)%

Percentage change in revenue excluding foreign exchange	(6.1)%	(12.3)%	16.2%	(11.6)%

	For the Nine Months Ended
	September 28, 2013
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	United Kingdom	All Other
Change in revenue	$(121.0)	$(128.5)	$12.0	$(4.5)
Impact of foreign exchange [1]	9.2	2.9	7.3	(1.0)

Change excluding foreign exchange	$(111.8)	$(125.6)	$19.3	$(5.5)

Percentage change in revenue	(7.0)%	(9.7)%	3.4%	(8.3)%

Percentage change in revenue excluding foreign exchange	(6.4)%	(9.5)%	5.4%	(10.2)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income (loss) attributed to Cott Corporation	$0.4	$12.0	$(9.5)	$28.5
Interest expense, net	9.0	13.3	27.2	39.4
Income tax expense	1.8	0.1	3.4	2.3
Depreciation & amortization	27.2	25.1	78.5	74.7
Net income attributable to non-controlling interests	1.3	1.3	4.1	3.9

EBITDA	$39.7	$51.8	$103.7	$148.8
Restructuring and asset impairments	(0.1)	—	4.1	2.0
Bond redemption and other financing costs	4.7	—	25.2	—
Tax reorganization and regulatory costs	0.8	0.5	1.1	0.5
Acquisition and integration costs, net [1]	0.5	1.2	1.1	3.0

Adjusted EBITDA	$45.6	$53.5	$135.2	$154.3

1.	For the nine months ended September 27, 2014, acquisition and integration costs, net includes purchase accounting inventory step-up adjustments included within cost of sales, acquisition and integration costs related to the Aimia Acquisition, the Calypso Acquisition and the Cliffstar Acquisition included within SG&A expenses partially offset by a favorable legal settlement included within other expense (income), net as reported in our Consolidated Statements of Operations.

The following table summarizes our adjusted net income and adjusted earnings per share for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income (loss) attributed to Cott Corporation	$0.4	$12.0	$(9.5)	$28.5
Restructuring and asset impairments, net of tax	—	—	3.2	1.9
Bond redemption and other financing costs, net of tax	4.7	—	25.2	—
Tax reorganization and regulatory costs, net of tax	0.8	0.5	1.1	0.5
Acquisition and integration costs, net of tax	0.5	1.0	0.4	2.6

Adjusted net income attributed to Cott Corporation	$6.4	$13.5	$20.4	$33.5

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.07	$0.14	$0.22	$0.35
Diluted	$0.07	$0.14	$0.21	$0.35
Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	93.6	94.2	94.1	94.9
Diluted	94.3	94.8	95.1	95.8

The following unaudited financial information for the three and nine months ended September 27, 2014 represents the activity of Calypso and Aimia for such periods. Calypso and Aimia were combined with our U.K. operations as of their respective dates of acquisition:

(in millions of U.S. dollars)	For the Three Months Ended September 27, 2014	For the Nine Months Ended September 27, 2014
Revenue
United Kingdom	$172.0	$446.7
Less:
Calypso	(14.0)	(49.5)
Aimia	(24.8)	(31.8)

United Kingdom excluding Calypso and Aimia	$133.2	$365.4

The following table summarizes our free cash flow for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	September 27, 2014	September 28, 2013
Net cash provided by operating activities	$60.5	$87.4
Less: Capital expenditures	(10.8)	(10.2)

Free Cash Flow	$49.7	$77.2

	For the Nine Months Ended
	September 27, 2014	September 28, 2013
Net cash provided by operating activities	$37.6	$62.9
Less: Capital expenditures	(31.4)	(44.7)

Free Cash Flow	$6.2	$18.2

The following table summarizes our adjusted free cash flow for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	September 27, 2014	September 28, 2013
Free Cash Flow	$49.7	$77.2
Plus: Bond redemption cash costs	3.8	—

Adjusted Free Cash Flow	$53.5	$77.2

	For the Nine Months Ended
	September 27, 2014	September 28, 2013
Free Cash Flow	$6.2	$18.2
Plus: Bond redemption cash costs	20.8	—

Adjusted Free Cash Flow	$27.0	$18.2

The following table summarizes our adjusted SG&A expenses for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	September 27, 2014	September 28, 2013
Selling, general and administrative expenses	$45.0	$37.9
Less: Acquisition and integration costs	0.5	0.5

Adjusted selling, general and administrative expenses	$44.5	$37.4

	For the Nine Months Ended
	September 27, 2014	September 28, 2013
Selling, general and administrative expenses	$134.2	$120.9
Less: Acquisition and integration costs	3.4	2.0

Adjusted selling, general and administrative expenses	$130.8	$118.9

The following table summarizes our adjusted gross profit for the three and nine months ended September 27, 2014 and September 28, 2013, respectively:

	For the Three Months Ended
(in millions of U.S. dollars, except percentage amounts)	September 27, 2014	September 28, 2013
Revenue, net	$535.0	$543.2
Gross profit	$63.5	$65.0
Plus: Inventory step-up	—	0.7

Adjusted gross profit	$63.5	$65.7

Adjusted gross profit as a percentage of revenue	11.9%	12.1%

	For the Nine Months Ended
	September 27, 2014	September 28, 2013
Revenue, net	$1,561.0	$1,612.4
Gross profit	187.6	198.0
Plus: Inventory step-up	1.2	1.0

Adjusted gross profit	$188.8	$199.0

Adjusted gross profit as a percentage of revenue	12.1%	12.3%

Revenue

Revenue decreased $8.2 million, or 1.5%, and $51.4 million, or 3.2%, in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 3.6% and 4.8% in the third quarter and year to date, respectively, from the comparable prior year periods.

North America revenue decreased $37.1 million, or 9.7%, and $130.2 million, or 10.9%, in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to lower CSD volumes and revenue as a result of prolonged aggressive promotional activity from the national brands, a reduction in case pack water volume, as well as an overall product mix shift into contract manufacturing, offset in part by a combination of increased juice and drinks volume with additional contract manufacturing business wins. Excluding the impact of foreign exchange, revenue decreased 9.2% and 10.2% in the third quarter and year to date, respectively.

U.K. revenue increased $29.1 million, or 20.4%, and $78.5 million, or 21.3%, in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to additional revenues from two full quarters of operations of Calypso and Aimia operations from the acquisition date through September 27, 2014. Absent foreign exchange impact, U.K. revenue increased 11.0% and 12.1% in the third quarter and year to date, respectively. Excluding the revenues associated with Calypso and Aimia, U.K revenue increased $6.0 million and $17.1 million in the third quarter and year to date, respectively.

All Other revenue decreased $0.2 million, or 1.2%, and increased $0.3 million, or 0.6%, in the third quarter and year to date, respectively, from the comparable prior year periods.

Cost of Sales

Cost of sales represented 88.1% and 88.0% of revenue in the third quarter and year to date, respectively, compared to 88.0% and 87.7% in the comparable prior year periods. The increase in cost of sales as a percentage of revenue was due primarily to the competitive environment and lower North America volume alongside additional freight and operating costs caused by inclement weather in North America as well as increased freight costs from internal transfers associated with the initial start-up and expansion of contract manufacturing volume, offset in part by fixed costs absorption associated with increased juice and drinks volume and additional contract manufacturing wins.

Gross Profit

Gross profit as a percentage of revenue decreased to 11.9% and 12.0% in the third quarter and year to date, respectively, from 12.0% and 12.3% in the comparable prior year periods due primarily to the competitive environment and lower North America volume alongside additional freight and operating costs caused by inclement weather in North America as well as increased freight costs from internal transfers associated with the initial start-up and expansion of contract manufacturing volume, offset in part by a product mix shift into higher margin products and the increase in contract manufacturing volume.

Selling, General and Administrative Expenses

SG&A expenses increased $7.1 million, or 18.7%, and $13.3 million, or 11.0%, in the third quarter and year to date, respectively, from the comparable prior year periods. The increase was due primarily to higher employee-related incentive costs in the current year and an increase in acquisition-related expenses as well as the addition of the Calypso and Aimia businesses. As a percentage of revenue, SG&A expenses increased to 8.4% and 8.6% in the third quarter and year to date, respectively, from 7.0% and 7.5% in the comparable prior year periods, respectively.

Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”) and expect to incur total pre-tax charges of approximately $4.5 million to $5.5 million during fiscal year 2014. For the nine months ended September 27, 2014, in connection with the 2014 Restructuring Plan, we incurred charges of approximately $2.4 million related primarily to headcount reductions and $1.7 million related to asset impairments. We recorded restructuring charges of approximately $2.0 million related to headcount reductions in the comparable prior year period.

Operating Income

Operating income was $17.9 million and $48.1 million in the third quarter and year to date, respectively, compared to $26.0 million and $73.7 million in the comparable prior year periods, respectively. The decrease was due primarily to higher SG&A expenses and restructuring and asset impairment charges absent in the comparable prior year period.

Other Expense (Income), Net

Other expense was $5.4 million and $22.9 million in the third quarter and year to date, respectively, compared to other income of $0.7 million and $0.4 million, respectively, in the comparable prior year periods. The increase in other expense during the year was due primarily to costs associated with the redemption of our 2018 Notes, partially offset by a favorable legal settlement.

Income Taxes

Income tax expense was $1.8 million and $3.4 million in the third quarter and year to date, respectively, compared to income tax expense of $0.1 million and $2.3 million, respectively, in the comparable prior year periods. This is the result of pre-tax income in certain jurisdictions that is not offset by pre-tax losses in other jurisdictions that have valuation allowances.

Liquidity and Capital Resources

The following table summarizes our cash flows for the three and nine months ended September 27, 2014 and September 28, 2013, respectively, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net cash provided by operating activities	$60.5	$87.4	$37.6	$62.9
Net cash used in investing activities	(10.7)	(16.8)	(114.9)	(59.3)
Net cash (used in) provided by financing activities	(91.2)	(12.9)	78.5	(54.9)
Effect of exchange rate changes on cash	(2.1)	1.3	(1.0)	(2.3)

Net (decrease) increase in cash and cash equivalents	(43.5)	59.0	0.2	(53.6)
Cash & cash equivalents, beginning of period	90.9	66.8	47.2	179.4

Cash & cash equivalents, end of period	$47.4	$125.8	$47.4	$125.8

Financial and Capital Resources and Liquidity

As of September 27, 2014, we had total debt of $608.9 million and $47.4 million of cash and cash equivalents compared to $608.1 million of debt and $125.8 million of cash and cash equivalents as of September 28, 2013.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to fund working capital requirements, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility, or our 5.375% senior notes due 2022 (the “2022 Notes”) were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indenture governing our 2022 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

Should we desire to consummate significant acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could result in our need to increase available borrowings under our ABL facility or access public or private debt and equity markets.

As of September 27, 2014, our total availability under the ABL facility was $265.2 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of October 15, 2014 (the September month-end under the terms of the credit agreement governing our ABL facility). We had $69.3 million of outstanding borrowings under the ABL facility and $6.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $189.0 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

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

A dividend has been declared during each quarter of 2014 for an aggregate dividend payment of approximately $16.4 million. In the first nine months of 2014, we repurchased 1,072,142 common shares for approximately $7.7 million through open market transactions of which 1,015,803 were repurchased under our share repurchase program.

On June 24, 2014, we issued $525.0 million of 2022 Notes. We used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million, the write off of approximately $3.0 million in deferred financing fees, and other costs of approximately $0.2 million.

On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and the write off of approximately $0.8 million in deferred financing fees.

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

Operating Activities

Cash provided by operating activities was $37.6 million year to date compared $62.9 million in the comparable prior year period. The $25.3 million decrease in cash provided by operating activities was due primarily to a decrease in net income.

Investing Activities

Cash used in investing activities was $114.9 million year to date compared to $59.3 million in the comparable prior year period. The $55.6 million increase in cash used in investing activities was due primarily to the Aimia Acquisition, partially offset by a reduction in fixed asset purchases.

Financing Activities

Cash provided by financing activities was $78.5 million year to date compared to cash used of $54.9 million in the comparable prior year period. The $133.4 change was due primarily to the proceeds received from the issuance of the 2022 Notes, partially offset by the redemption of the 2018 Notes, financing fees associated with the 2022 Notes and the payment of non-contingent deferred consideration for the Aimia Acquisition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of September 27, 2014.

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

On May 28, 2014, we amended the ABL facility to increase our ability to incur certain unsecured debt and earnout consideration for permitted acquisitions, as well as to allow us to add additional borrowers and to designate additional guarantors to be included in the borrowing base calculation. We incurred approximately $0.2 million of financing fees in connection with the amendment of the ABL facility. These costs are included in the SG&A expenses of our Consolidated Statements of Operations.

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

As of September 27, 2014, we had $69.3 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $6.9 million of letters of credit, was $189.0 million as of September 27, 2014.

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

We incurred $9.2 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of the 2018 Notes. The issuer of the 2018 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the 2018 Notes. The interest on the 2018 Notes was payable semi-annually on March 1st and September 1st of each year. We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes.

On June 24, 2014, we used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million, the write off of approximately $3.0 million in deferred financing fees, and other costs of approximately $0.2 million.

On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and the write off of approximately $0.8 million in deferred financing fees.

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

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments, the write off of approximately $4.0 million in deferred financing fees and discount charges, and other costs of approximately $0.5 million.

On February 19, 2014, we redeemed all of the remaining $15.0 million aggregate principal amount of the 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as the write off of approximately $0.3 million in deferred financing fees and discount charges.

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

Covenant Compliance

5.375% Senior Notes due in 2022

Under the indenture governing the 2022 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of September 27, 2014, we were in compliance with all of the covenants under the 2022 Notes and there have been no amendments to any such covenants since the 2022 Notes were issued.

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. On June 24, 2014, we purchased $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million aggregate principal amount of our 2018 Notes. As of September 27, 2014, we were in compliance with all of the covenants under the 2018 Notes and there have been no amendments to any such covenants since the 2018 Notes were issued. At all times prior to the redemption of the remaining outstanding 2018 Notes, we were in compliance with all of the covenants under the 2018 Notes.

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

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if excess availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $27.5 million. If excess availability is less than the greater of 12.5% of the lenders’ commitments under the ABL facility or $34.375 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of September 27, 2014.

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s then-effective share repurchase program on May 21, 2014. During the third quarter ended September 27, 2014, we repurchased 642,680 common shares for approximately $4.6 million through open market transactions. See Part II. Item 2 of this Quarterly Report on Form 10-Q. We are unable to predict the number of shares or the aggregate dollar amount of the shares that ultimately will be repurchased under the share repurchase program. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

Capital structure

Since December 28, 2013, equity has decreased by $40.7 million. The decrease was primarily the result of dividend payments of $16.4 million, unfavorable changes in our currency translation adjustment of $9.5 million, common share repurchases of $7.7 million and distributions to non-controlling interest of $7.2 million.

Dividend payments

On July 29, 2014, our board of directors declared a dividend of $0.06 per share on our common shares, payable in cash on September 10, 2014 to shareowners of record at the close of business on August 28, 2014. On October 28, 2014, our board of directors declared a dividend of $0.06 per share on our common shares, payable in cash on December 11, 2014 to shareowners of record at the close of business on December 1, 2014.

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

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, typically have maturities of less than eighteen months. We had outstanding foreign exchange forward contracts with notional amounts of $1.8 million and $3.6 million as of September 27, 2014 and December 28, 2013, respectively.

Debt Obligations and Interest Rates

Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. In light of our $69.3 million of ABL borrowings outstanding as of September 27, 2014, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $6.9 million of outstanding letters of credit) would result in additional interest expense of approximately $0.7 million during the next year. The weighted average interest rate of our debt outstanding at September 27, 2014 was 5.0%.

Commodity Price Risk

During 2014, we have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $43.0 million and nil as of September 27, 2014 and December 28, 2013, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 27, 2014. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2014, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There has been no material change in our risk factors since June 28, 2014. Please refer to the risk factors in Item 1A in our 2013 Annual Report, as updated by our quarterly report on Form 10-Q for the quarter ended June 28, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s then-effective share repurchase program on May 21, 2014. During the third quarter ended September 27, 2014, we repurchased 642,680 common shares for approximately $4.6 million through open market transactions. We are unable to predict the number of shares that ultimately will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares actually purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements.

The following table summarizes the repurchase activity under our share repurchase program during the third quarter of 2014:

			Total Number of Shares	Maximum Number
	Total		of Common Stock	of Shares of
	Number of	Average	Purchased as	Common Stock that May
	Shares of	Price Paid	Part of Publicly	Yet Be Purchased
	Common Stock	per Share of	Announced Plans	Under the Plans or
	Purchased	Common Stock	or Programs	Programs
July 2014	379,680	$6.93	379,680	4,079,921
August 2014	157,500	7.33	157,500	3,922,421
September 2014	105,500	7.38	105,500	3,816,921

Total	642,680		642,680

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K (file no. 001-31410) filed February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2014 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2014 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2014 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2014 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, filed on November 4, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: November 4, 2014	/s/ Jay Wells Jay Wells Chief Financial Officer (On behalf of the Company)

Date: November 4, 2014	/s/ Gregory Leiter Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)

Exhibit Index

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K (file no. 001-31410) filed February 28, 2007).

3.2	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2014 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2014 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2014 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 27, 2014 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, filed on November 4, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).