Form 10-K
period 2015-01-03
COTT CORP /CN/
filed 2015-03-04
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-12 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2014 (based on the closing sale price of $6.93 for the registrant’s common stock as reported on the New York Stock Exchange on June 27, 2014) was $639.7 million.

(Reference is made to the last paragraph of Part II, Item 5 for a statement of assumptions upon which the calculation is made).

The number of shares outstanding of the registrant’s common stock as of February 20, 2015 was 93,240,434.

Documents incorporated by reference

Portions of our definitive proxy circular for the 2015 Annual and Special Meeting of Shareowners, to be filed within 120 days of January 3, 2015, are incorporated by reference in Part III. Such proxy circular, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.

Any reference to 2014, 2013 and 2012 corresponds to our fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

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

Our Company

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors and has one of the broadest home and office bottled water and office coffee services distribution networks in the United States, with the ability to service approximately 90 percent of U.S. households, as well as national, regional and local offices. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas and alcoholic beverages, beverage concentrates, liquid enhancers and freezables, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals.

On December 12, 2014, we completed the acquisition by merger of DSS Group, Inc. (“DSS Group”), parent company to DS Services of America Inc. and its subsidiaries (collectively “DSS”), a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion. The DSS Acquisition extended our beverage portfolio into new and growing markets, including home and office bottled water delivery services (“HOD”), office coffee services (“OCS”) and filtration services, while creating opportunities for revenue and cost synergies.

At the beginning of 2014, our business operated through three reporting segments: North America, United Kingdom (“U.K.”), and All Other (which includes our Mexico operating segment, Royal Crown International (“RCI”) operating segment and other miscellaneous expenses) (“All Other”). Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. During the fourth quarter of 2013, management reviewed our reporting segments and determined to combine our Mexico and RCI reporting segments with the segment previously classified as All Other into one reporting segment classified as All Other. Prior year information has been updated to reflect the change in our reporting segments. In December 2014, we added a fourth reporting segment, DSS, in connection with the DSS Acquisition.

We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and our principal executive offices are located at 5519 W. Idlewild Avenue, Tampa, Florida, United States 33634 and 6525 Viscount Road, Mississauga, Ontario, Canada L4V 1H6.

Competitive Strengths

We believe that our competitive strengths will enable us to maintain our position as one of the world’s largest beverage companies on behalf of retailers, brand owners and distributors. We believe we have one of the broadest HOD and OCS distribution networks in the United States, with the ability to service approximately 90% of U.S. households, as well as national, regional and local offices. We believe these strengths will allow us to capitalize on future opportunities to drive sustainable and profitable growth.

Market Leader in Multiple Beverage Categories with Diverse Products and Services Portfolio

We are a leading producer of private label beverages in North America and the United Kingdom by annual volume of cases produced. We also manufacture value brand beverages and beverages on a contract basis for national brand customers. We believe our proven ability to innovate and develop our product portfolio to meet changing consumer demand will position us well to continue to serve our customers and their consumers.

We market or supply over 500 retailer, licensed and Company-owned brands. We sell CSD concentrates and non-carbonated concentrates in approximately 50 countries. We believe that our leadership position, our broad portfolio offering and our existing infrastructure will enable us to continue to penetrate the private-label value brand and contract manufacturing markets, whether it is winning new customers, launching new product stock keeping units (“SKUs”) with existing customers, or supplying retailers who currently self-manufacture.

With the DSS Acquisition, we broadened our portfolio to include HOD, OCS and filtration services. DSS is a market leader in the direct-to-consumer beverage services industry, providing HOD, OCS and filtration services to commercial and residential customers across the United States, with coverage exceeding 90% of U.S. households. DSS also sells water to major retailers packaged in non-returnable branded and private label one- and two and a half-gallon high-density polyethylene (“HDPE”) bottles, as well as branded 500ml, one-liter and 24-ounce polyethylene terephthalate (“PET”) bottles.

Extensive, Flexible Manufacturing and Distribution Capabilities

Our business is supported by our extensive manufacturing and distribution network and our flexible production capabilities. Our manufacturing footprint encompasses 62 strategically located beverage manufacturing, production, distribution and fruit processing facilities, including 52 in North America, which include 28 combined production and distribution facilities acquired as part of the DSS Acquisition, eight in the United Kingdom and one in Mexico, and one vertically-integrated global concentrate manufacturing facility in Columbus, Georgia that supplies our manufacturing plants and RCI’s global customer base. In addition, we have two customer service call centers for the DSS business in the United States.

We are the only dedicated beverage company producing on behalf of retailers, brand owners and distributors with a manufacturing footprint across North America. Manufacturing flexibility is one of our core competencies and is critical to our success, as our products will typically feature customized packaging, design and graphics for our key customers. We believe our ability to produce multiple SKUs and packages on our production lines and manage complexities through quick-line changeover processes differentiates us from our competition.

With the DSS Acquisition, we believe we own the largest national production and distribution network for HOD, OCS and filtration services, serving over one million customers in the United States. DSS operates approximately 187 branch distribution facilities, 28 combined production and distribution facilities and over 2,100 direct-to-consumer routes. We believe that having the largest national production and distribution network in the industry gives us the ability to reduce our purchasing, manufacturing and delivery costs relative to our competitors.

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

Customer service in DSS’s HOD and OCS businesses is driven by its Route Sales Representatives (“RSRs”). As the consumer facing part of the business, RSRs are an important part of the customer relationship. DSS provides reliable deliveries and closely tracks call center and customer service metrics to continually improve customer satisfaction.

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

With the DSS Acquisition, we now have an extensive HOD and OCS distribution network with a unique ability to service customers. We believe few competitors have the comparable footprint or infrastructure to support local, regional and national accounts directly, which will differentiate us in the industry. DSS’s scaled network has allowed it to secure strategic relationships, which have been successful in attracting new customers and leveraging its production and delivery infrastructure. Furthermore, with DSS’s HOD and OCS trucks and RSRs, we are able to provide multiple products to our customers at minimal additional cost and generate additional profits on those incremental sales.

For 2014, our top 10 customers accounted for 46.5% of total revenue. Walmart accounted for 26.1% of our total revenue for the year. DSS does not have any significant customer concentrations and as a result, once a full year of DSS operations is incorporated into our financial results, our overall customer concentration is expected to decline. We have established long-standing relationships with most of our top 10 customers. As a result of our high product quality and commitment to service, coupled with a national manufacturing and distribution footprint, we believe we will continue to play a meaningful role in helping our customers develop strategies to build loyalty with consumers.

Business Strategy

Our primary goal is to maintain long-term profitability and enhance our position as the market leader and preferred provider of beverages on behalf of retailers, brand owners, and distributors within our traditional business while becoming the preferred service provider of water, coffee and tea where consumers live, work and play through our DSS business, which has one of the broadest distribution networks in the United States providing us with the ability to service approximately 90% of U.S. households, as well as offices on a national, regional and local basis. We expect continued leadership in our core markets will enable us to sustain and grow profitability as we drive for increased penetration and share growth within our core product categories. We believe that the following strategies will help us to achieve our goal.

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

We will continue to focus on our high levels of customer service, as well as innovations through the introduction of new packages, flavors and varieties of beverages. We believe our focus on our customers will enable us to leverage our existing relationships and to develop new ones in current and new markets.

Control Operating Costs

We understand that our long-term success will be closely tied to our ability to remain a low-cost supplier. Effective management of our operating costs is critical to our success. As part of our ongoing management of costs, we enter into contract commitments with suppliers of key raw materials such as aluminum sheet metal, high fructose corn syrup (“HFCS”), PET bottles, caps and preforms, fruit and fruit concentrates. On an ongoing basis we review our fixed overhead and manufacturing costs for opportunities for further reductions. In 2011, we transformed the Company’s information technology function from a nearly 100% outsourced, single vendor relationship to a combination of in-house resources and multi-vendor strategy, significantly reducing our total information technology spending. In 2012, we vertically integrated our manufacturing capabilities in order to manufacture our products with increased efficiency and at a lower cost. In 2014, we implemented our three-year $30.0 million cost reduction plan, which incorporates a focus on reducing production costs by improving procurement practices, increasing operational efficiency, eliminating waste and reducing packaging cost, resulting in approximately $6.0 million in cost savings in 2014. Our low cost position will be further supported by the cost saving initiatives at DSS, which included reformulation of DSS’s periodic surcharge in 2012 to more closely align with the cost of petroleum-based products used in the business to mitigate the effect of increases in petroleum-based product costs.

Control Capital Expenditures and Rigorously Manage Working Capital

Consistent with our status as a low-cost supplier, we leverage our existing manufacturing capacity to maintain an efficient supply chain. We are committed to carefully prioritizing our capital investments that provide the best financial returns for Cott and for our customers, while maintaining safety, efficiency and superior product quality. Our manufacturing facilities operate according to the highest standards of safety and product quality. We perform regular third-party audits of our facilities and are subject to quality audits on behalf of our customers. We will continue to evaluate growth and other opportunities, while remaining mindful of our total capital expenditure targets. As a low-cost supplier, we actively manage our manufacturing capacity and routinely rationalize under-utilized assets.

In 2014, our capital expenditures were devoted primarily to maintaining existing beverage production facilities, making equipment upgrades and initiating our cost reduction plan.

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

Acquisitions

One of our strategic priorities has been to explore diversification of our business through acquisitions outside of the areas where we have business concentrations. In particular, we have been pursuing acquisitions outside of those relating to CSDs and shelf stable juices, with a focus on other beverage categories and beverage adjacencies, as well as on driving our channel mix beyond large format retail and supermarket stores. This acquisition strategy has allowed us to continue to diversify our revenue base, increase cross-selling opportunities and further enhance procurement economies of scale while reducing category, customer and channel concentrations within our business.

On December 12, 2014, we completed the DSS Acquisition. The aggregate purchase price of the DSS Acquisition was approximately $1.246 billion, paid for through a combination of incremental borrowings under our asset-based lending (“ABL”) facility of $180.0 million, issuance of $625.0 million of our 6.75% senior notes due January 1, 2020 (“2020 Notes”), the assumption of DSS’s $350.0 million senior notes due 2021 (“DSS Notes”), the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”) to the sellers of DSS, having an aggregate value of approximately $116.1 million, and the issuance of Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares” and together with the Convertible Preferred Shares, the “Preferred Shares”) to the sellers of DSS, having an aggregate value of approximately $32.7 million. The DSS Acquisition extended our beverage portfolio into new and growing markets, including HOD, OCS and filtration services, while creating opportunities for revenue and cost synergies.

On May 30, 2014, our U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred as “Aimia”). Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($26.9 million), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment was funded from ABL borrowings and available cash.

In June 2013, our U.K. reporting segment acquired 100% of the share capital of Cooke Bros. Holdings Limited (the “Calypso Soft Drinks Acquisition”), which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks produces fruit juices, juice drinks, soft drinks, and freezable products in the United Kingdom. The aggregate purchase price for the Calypso Soft Drinks Acquisition was $12.1 million, which included approximately $7.0 million paid at closing, deferred payments of approximately $2.3 million paid on the first anniversary of the closing date, and approximately $3.0 million to be paid on the second anniversary of the closing date. The closing payment was funded from available cash. In connection with the Calypso Soft Drinks Acquisition, we paid off $18.5 million of outstanding debt of the acquired companies.

The Aimia Acquisition and the Calypso Soft Drinks Acquisition provided increased product offerings, logistical synergies and access to an additional production line.

Principal Markets and Products

We estimate that as of the end of 2014, we produced (either directly or through third party manufacturers with whom we have co-packing agreements) a majority of all retailer brand CSDs and juice sold in North America, as well as a majority of all retailer brand CSDs, sports and energy products sold in the United Kingdom.

As a producer of beverages on behalf of retailers, brand owners and distributors, we have a diversified product portfolio across major beverage categories, including beverages that are on-trend with consumer demand. With the DSS Acquisition, we believe we have the largest national presence in the HOD industry for bottled water, with a distribution network reaching approximately 90% of the U.S. population, and a top five national market share position in the OCS and filtration services industries.

We believe that opportunities exist to increase sales of our products in our core markets by leveraging existing customer relationships, capitalizing on cross-selling and up-selling opportunities, obtaining new customers, manufacturing beverages (including alcoholic beverages) on a contract basis for new and existing customers, exploring new channels of distribution, introducing new products and vertically integrating our traditional and DSS businesses which will allow us to manufacture, sell and distribute a variety of beverages through our DSS delivery channel and its broad reaching distribution network.

Restructuring Initiatives

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and the other located in the United Kingdom (the “2014 Restructuring Plan”). For the year ended January 3, 2015, we incurred charges of approximately $4.1 million related primarily to employee redundancy costs and relocation of assets, and non-cash charges related to asset impairments and accelerated depreciation on property, plant and equipment in connection with the 2014 Restructuring Plan. During June 2013, we implemented another such program (the “2013 Restructuring Plan”), which consisted primarily of headcount reductions and resulted in charges of approximately $2.0 million during the year ended December 28, 2013.

We did not incur any restructuring charges in 2012.

Financial Information about Segments

For financial information about reporting segments and geographic areas, see Note 10 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Manufacturing and Distribution Network

Substantially all of our beverages are manufactured in facilities that we, or third-party manufacturers with whom we have co-packing agreements, either own or lease. We rely on third parties to produce and distribute products in areas or markets where we do not have our own production facilities, such as in continental Europe, or when additional production capacity is required.

Our products are either picked up by our customers at our facilities or delivered by us, a common carrier, or third-party distributors to our customers’ distribution centers, to retail or wholesaler locations, or to home and office locations.

Ingredient and Packaging Supplies

In addition to water, the principal raw materials required to produce our products are aluminum cans and ends, resin for PET, HDPE and polycarbonate bottles, caps and preforms, labels, cartons and trays, sweeteners, such as HFCS and sugar, fruit concentrates and fruit. The cost of these raw materials can fluctuate substantially over time.

Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodity costs, such as aluminum in the case of cans and ends, resin in the case of PET, HDPE and polycarbonate bottles, caps and preforms, corn in the case of HFCS, fruit and fruit concentrates. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or find alternative sources for supply. We also believe there is adequate supply of the ingredient and packaging materials used to produce and package our products.

Generally, we bear the risk of increases in the costs of the ingredient and packaging materials used to produce our products, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase.

Aluminum for cans and ends, resin for PET, HDPE and polycarbonate bottles, caps and preforms, corn for HFCS, sugar, fruit and fruit concentrates are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place on a monthly, quarterly or annual basis.

PET resin prices have fluctuated significantly in recent years as the price of oil, one of its components, has fluctuated and demand for synthetic fibers, an alternate use, has increased. Because resin is not a traded commodity, no fixed price mechanism has been implemented, and we expect to pay prevailing market prices for our resin needs, although at times we have been able to enter into short-term fixed price commitments.

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

A portion of our revenues is derived from coffee product distribution. The supply and price of coffee beans may be affected by weather, international conditions, consumer demand, and access to transportation. An increase in the price of coffee beans could reduce our coffee sales and coffee product margins, which could adversely affect our business, financial condition and results of operations.

Trade Secrets, Copyrights, Trademarks and Licenses

We sell the majority of our beverages under retailer brands to customers who own the trademarks associated with those products. We also own registrations, or applications to register, various trademarks that are important to our worldwide business, including Cott® and Red Rain® in North America and the United Kingdom, Stars & Stripes®, Vess®, Vintage®, So Clear® , Shanstar®, Harvest Classic®, Chadwick Bay®, Exact®, Alhambra®, Belmont Springs®, Deep Rock®, Hinckley Springs®, Sparkletts®, Crystal Springs®, Kentwood Springs®, Mount Olympus® Standard Coffee® and Javarama® in the United States, Emerge®, Red Rooster®, MacB®, Carters®, Calypso®, Mr. Freeze®, Jubbly®, Suso®, Cafe Nueva® and Ben Shaws® in the United Kingdom, Stars & Stripes® in Mexico, and RC® mark in various formats in more than 120 countries and territories outside of North America. Moreover, we are licensed to use certain trademarks such as Old Jamaica Ginger Beer™ and Ting™ in the United Kingdom. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Seasonality of Sales and Working Capital

The beverage market is subject to some seasonal variations. Our beverage and water delivery sales are generally higher during the warmer months, while sales of our coffee products are generally higher during cooler months and also can be influenced by the timing of holidays and weather fluctuations. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products as well as the timing of the fruit growing seasons. The seasonality of our sales volume combined with the seasonal nature of fruit growing causes our working capital needs to fluctuate throughout the year, with inventory levels increasing in the first half of the year in order to meet high summer demand, and with fruit inventories peaking during the last quarter of the year when purchases are made after the growing season. In addition, our accounts receivable balances decline in the fall as customers pay their higher-than-average outstanding balances from summer deliveries.

Customers

A significant portion of our revenue is concentrated in a small number of customers particularly in our historic Cott business. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains, as well as customers for whom we manufacture beverages on a contract basis. For 2014, sales to Walmart accounted for 26.1% (2013—30.1%; 2012—31.0%) of our total revenue, 33.3% of our North America reporting segment revenue (2013—36.1%; 2012—36.3%), 12.7% of our U.K. reporting segment revenue (2013—14.8%; 2012—

14.9%), 3.8% of our All Other reporting segment revenue (2013—3.9%; 2012—12.0%) and 2.7% of our DSS reporting segment revenue. Walmart was the only customer that accounted for more than 10% of our total revenue in those periods. Sales to our top ten customers in 2014, 2013 and 2012 accounted for 46.5%, 50.0% and 54.2%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of revenue in our historic Cott business for the foreseeable future. The loss of any customers that individually or in the aggregate represent a significant portion of our revenue, or a decline in sales to these customers, would have a material adverse effect on our operating results and cash flow.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including CSDs, clear, still and sparkling flavored waters, 100% shelf stable juice, juice-based products, bottled water, energy products, sports products, new age beverages and ready-to-drink teas. In 2014, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $2.9 million in 2014, $3.1 million in 2013 and $2.8 million in 2012 and are included as a component of selling, general and administrative expenses.

Competition

We compete against a wide range of companies that produce, directly and on a contract basis, and sell beverages including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas and alcoholic beverages, beverage concentrates, liquid enhancers and freezables, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals.

We compete principally in the non-alcoholic beverages category, which is highly competitive in each region in which we operate. Competition for incremental retail volume is intense. The brands owned by the four major national non-alcoholic beverage companies, Coca-Cola, Pepsi, Nestle Waters North America and Dr. Pepper Snapple (formerly Cadbury Schweppes), control 65.3% of the total CSD and alternative beverage category within the United States. These companies have significant financial resources and spend heavily on promotional programs. They also have direct store delivery systems in North America, which enable their personnel to visit retailers frequently to promote new items, stock shelves and build displays. We also face competition in the juice category from juice brands such as Welch’s, Ocean Spray and Mott’s.

In addition, we face competition in North America, the United Kingdom and Mexico from regional beverage manufacturers who sell aggressively-priced brands and, in many cases, also supply retailer brand products. A few larger U.S. retailers also self-manufacture products for their own needs and regularly approach other retailers seeking additional business.

Our principal competitor in the three gallon (“3G”) and five gallon (“5G”) HOD bottled water business is Nestle, which competes with us directly in many of our markets within the United States. We face competition in our HOD business as distribution methods for residential and commercial bottled water products continue to change and evolve. The increasing availability of 3G and 5G water bottles in retail stores could affect our business as some customers may choose to purchase water in returnable bottles through retailers rather than through our sales and distribution network. We have a strategic alliance with Primo Water Corporation (“Primo”) to bottle and distribute Primo’s 3G and 5G water bottles through retail stores, however, customers could choose to purchase Primo’s competitors’ retail products. Our HOD business also faces increased competition from filtration units in the residential and commercial market, including countertop filtration, faucet mounted filtration, in-line whole-house filtration, water filtration dispensing products and refrigerator-dispensed filtration. Because homes and offices with installed filtration systems participate at a lower rate in the bottled water market, the installation of these systems poses a competitive threat to our business and reduces the number of potential customers for our bottled water products. Although we compete in the filtration area and have realized growth of our filtration customer base, we may not be able to offset a decline in revenue from bottled water customers that switch to filtered water. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit.

Our OCS business is also subject to intense competition. Our coffee business consists of both large brewers and single-serve brewers, where increased competition has developed from food, beverage and office products distributors. Additionally, retail and internet availability of these products could negatively affect demand for the direct distribution sources we offer.

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

We are a member of the International Bottled Water Association (“IBWA”) and the Water Quality Association. These associations often set higher water quality standards than those set by governmental agencies. Members must comply with these standards, which are enforced by the members themselves. The IBWA requires submission to annual plant inspections administered by an independent third party inspection agency, such as the National Sanitation Foundation. These inspections audit quality and testing records, review all areas of plant operations and the bottling process, and check compliance with relevant national standards, good manufacturing practices, and any other regulations set by the IBWA. If we fail to meet the standards set by the IBWA and Water Quality Association, there could be an adverse impact on our reputation, which could have a material adverse effect on our business and results of operations.

All of our beverage production facilities and other operations are subject to various environmental protection statutes and regulations, including those of the U.S. Environmental Protection Agency, which pertain to the use of water resources and the discharge of waste water. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position. However, as discussed below, changes in how the Ontario Ministry of the Environment enforces the Ontario Environmental Protection Act could result in our having to make material expenditures for environmental compliance.

Subject to the terms and conditions of the applicable policies, we have coverage for product recalls and product liability claims that could result from the injury, illness or death of consumers using our products, contamination of our products, or damage to or mislabeling of our products.

The Ontario Environmental Protection Act (“OEPA”)

OEPA regulations provide that a minimum percentage of a bottler’s soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for non-compliance by a corporation is a fine of C$250,000 per day beginning upon when the first offense occurs and continues until the first conviction, and then increasing to C$500,000 per day for each subsequent conviction. These fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense.

We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. To comply with these requirements we, and we believe many other industry participants, would have to significantly increase sales in refillable containers to a minimum refillable sales ratio of 30%. We do not expect to be in compliance with these regulations in the foreseeable future. Ontario is not enforcing the OEPA at this time, despite the fact that it is still in effect and not amended, but if it chooses to enforce it in the future, we could incur fines for noncompliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 3% of our sales in Canada would be affected by the possible limitation of sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA against us. Moreover, the Ontario Ministry of the Environment released a report in 1997 stating that these OEPA regulations are “outdated and unworkable.” However, despite the “unworkable” nature of the OEPA regulations, they have not yet been revoked.

We believe that the magnitude of the potential fines that we could incur if the Ontario Ministry of the Environment chose to enforce these regulations is such that the costs to us of noncompliance could be, although are not contemplated to be, material. However, our management believes that probability of such enforcement is remote.

Employees

As of January 3, 2015, we had 9,193 employees, of whom 2,446 were in the North America reporting segment, 5,403 were in the DSS reporting segment, 1,447 were in the U.K. reporting segment, and 248 were in the All Other reporting segment. We have entered into collective bargaining agreements covering 762 employees in North America, the United Kingdom and Mexico that contain terms that we believe are typical in the beverage industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.

Availability of Information and Other Matters

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information in the Public Reference Room may be obtained by calling the SEC at 1-202-551-8090. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov. Information filed with the Canadian securities regulatory authorities is available at www.sedar.com.

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

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may negatively affect our business, financial condition or results of operations.

We may be unable to compete successfully in the highly competitive beverage category.

The markets for our CSD and shelf stable juice products are extremely competitive. In comparison to the major national brand beverage manufacturers, we are a relatively small participant in the industry. We face competition from the national brand beverage manufacturers in all of our markets, from other retailer brand beverage manufacturers, from other contract beverage manufacturers. If our competitors reduce their selling prices, increase the frequency of their promotional activities in our core market, enter into the production of private-label products or expand their contract manufacturing efforts, or if our retail customers do not allocate adequate shelf space for the beverages we supply, we could experience a decline in our volumes, be forced to reduce pricing, forgo price increases required to offset increased costs of raw materials and fuel, increase capital and other expenditures, or lose market share, any of which could negatively affect our results of operations.

We may not be able to respond successfully to consumer trends related to our products.

Consumer trends with respect to the products we sell are subject to change. Consumers are seeking increased variety in their beverages, and there is a growing interest among consumers, public health officials and government officials regarding the ingredients in our products, the attributes of those ingredients and health and wellness issues generally. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce consumption of sugar-sweetened beverages, including those sweetened with HFCS or other nutritive sweeteners. As a result, consumer demand has declined for full-calorie CSDs and increased for products associated with health and wellness, such as reduced-calorie CSDs, water, enhanced water, teas, juices and certain other non-carbonated beverages.

Consumer preferences may change due to a variety of other factors, including the aging of the general population, changes in social trends, the real or perceived impact that the manufacturing of our products has on the environment, changes in consumer demographics, changes in travel, vacation or leisure activity patterns, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers’ demand for our products. We may not be able to develop or be a “fast follower” of innovative products that respond to consumer trends. Our failure to develop innovative products could put us at a competitive disadvantage in the marketplace and our business and results of operations could be negatively affected.

Because a small number of customers account for a significant percentage of our sales in our historic Cott business, the loss of or reduction in sales to any significant customer could negatively affect our financial condition and results of operations.

In our historic Cott business, a significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America, the United Kingdom and Mexico, as well as customers for whom we manufacture beverages on a contract basis. Sales to Walmart, our top customer in 2014, 2013 and 2012 accounted for 26.1%, 30.1% and 31.0%, respectively, of our total revenue. Sales to our top ten customers in 2014, 2013 and 2012 accounted for 46.5%, 50.0% and 54.2%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue in our historic Cott business for the foreseeable future.

The loss of Walmart or any significant customer, or customers that in the aggregate represent a significant portion of our revenue, or a material reduction in the amount of business we undertake with any such customer or customers, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if Walmart or any significant customer reacts unfavorably to any pricing of our products or decides to de-emphasize or reduce their product offerings in the categories with which we supply them. At January 3, 2015, we had $471.6 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer.

Additionally, our retail customers continually evaluate and often modify their in-store retail strategies, including shelf-space allocation, store set-up and design and demographic targets. Our business could suffer significant setbacks in sales and volume if one or more of our major retail customers were to modify its current retail strategy so as to terminate or reduce its business relationship with us, reduce our in store penetration or allocate shelf space within such retailer’s stores in a manner unfavorable to us, any or all of which could negatively affect our business, financial condition and results of operation.

The consolidation of retail customers may negatively affect our results of operations in our historic business.

Many of our retail customers have consolidated in recent years, and this consolidation trend may continue. As a result of these consolidations, our large retail customers may seek lower pricing or increased promotions from us. If we fail to respond to these trends in our industry, our volume growth could slow or we may need to lower prices or increase trade promotions and consumer marketing for our products and services, any of which would negatively affect our results of operations in our historic business. In addition, retailers are increasingly carrying fewer brands in any one category and our results of operations will suffer if our vendor relationships with our significant customers are discontinued. In the event of consolidation involving our current retailers, we may lose key business if the surviving entities do not continue to purchase products or services from us.

Our ingredients, packaging supplies and other costs are subject to price increases, and we may be unable to effectively pass rising costs on to our customers.

We typically bear the risk of changes in prices on the ingredient and packaging materials in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them. Aluminum for cans and ends, resin for PET, HDPE and polycarbonate bottles, caps and preforms, corn for HFCS, sugar, fruit and fruit concentrates and green coffee are examples of these underlying commodities. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting those underlying commodities into the materials that we purchase. In certain cases those increases are subject to negotiated limits. These changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place, on a monthly, quarterly or annual basis.

Accordingly, we bear the risk of fluctuations in the costs of these ingredient and packaging materials, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase. If the cost of these ingredients or packaging materials increases, we may be unable to pass these costs along to our customers through adjustments to the prices we charge, which could have a negative effect on our results of operations. If we are able to pass these costs on to our customers through price increases, the impact those increased prices could have on our volumes is uncertain.

Our beverage and concentrate production facilities use a significant amount of electricity, natural gas and other energy sources to operate. Fluctuations in the price of fuel and other energy sources for which we have not locked in long-term pricing commitments or arrangements would affect our operating costs, which could negatively affect our results of operations.

If we fail to manage our operations successfully, our business and results of operations may be negatively affected.

In recent years, we have grown our business and beverage offerings primarily through the acquisition of other companies, development of new product lines and growth with key customers. We believe that opportunities exist to increase sales of beverages in our markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution, introducing new products or identifying appropriate acquisition or strategic alliance candidates. The success of this strategy with respect to acquisitions depends on our ability to manage and integrate acquisitions (including the Aimia Acquisition and the DSS Acquisition) and alliances into our existing business. Furthermore, the businesses or product lines that we acquire or align with may not be integrated successfully into our business or prove profitable. In addition to the foregoing factors, our ability to expand our business in foreign countries is also dependent on, and may be limited by, our ability to comply with the laws of the various jurisdictions in which we may operate, as well as changes in local government regulations and policies in such jurisdictions. If we fail to manage the geographic allocation of production capacity surrounding customer demand, we may lose certain customer product volume or have to utilize co-packers to fulfill our customer capacity obligations, either of which could negatively affect our business, financial condition and results of operations.

We may devote a significant amount of our management’s attention and resources to our ongoing review of strategic opportunities, and we may not be able to fully realize the potential benefit of any such alternatives that we pursue.

As part of our overall strategic planning process, from time to time we evaluate whether there are alternatives available to complement our strategy of organic growth and growth through diversification, or otherwise enhance shareholder value. Accordingly, we may from time to time be engaged in evaluating potential transactions and other strategic alternatives, and we may engage in discussions that may result in one or more transactions. Although there would be uncertainty that any of these discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management’s attention and resources to evaluating and pursuing a transaction or opportunity, which could negatively affect our operations. In addition, we may incur significant costs in connection with evaluating and pursuing other strategic opportunities, regardless of whether any transaction is completed. We cannot assure you that we would fully realize the potential benefit of any strategic alternative or transaction that we pursue.

We may not realize the expected benefits of the DSS Acquisition because of integration difficulties and other challenges.

The success of the DSS Acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating DSS’s business with our existing businesses. DSS will operate as a subsidiary of Cott in Atlanta, Georgia and will continue to be lead by the same senior management team. Nonetheless, the integration process may be complex, costly and time-consuming. Potential difficulties of integrating the operations of DSS’s business include, among others:

•	failure to implement our business plan for the combined business;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between DSS’s structure and our structure;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in DSS’s business and our business; and

•	unanticipated issues, expenses and liabilities.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Cott and DSS had achieved or might achieve separately. In addition, we may not accomplish the integration of DSS’s business smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process, the anticipated benefits of the DSS Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Moreover, we may not achieve revenue and cost synergies related to the DSS Acquisition. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the synergies from the DSS Acquisition may be offset by costs incurred in consummating the DSS Acquisition or integrating the DSS business, increases in other expenses, operating losses or problems in the business unrelated to the DSS Acquisition. As a result, there can be no assurance that such synergies will be achieved.

We face risks associated with the DSS Merger Agreement.

In connection with the DSS Acquisition, we are generally subject to all of the liabilities of DSS that were not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of DSS. Under the Merger Agreement, we have been provided with a limited set of warranties and indemnities in relation to identified risks. Our sole remedy from the sellers for any breach of those warranties is an action for indemnification, which is subject to certain negotiated limitations and thresholds. Damages resulting from a breach of warranty or indemnity could negatively affect our financial condition and results of operations, and our ability to recover from the sellers may be limited or costly to pursue.

We are in the process of assessing the system of internal control over financial reporting maintained by DSS as a part of our integration efforts, and we may need to implement changes as a result of that assessment.

Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and may increase our costs of doing business. If our ongoing evaluation of DSS’s internal controls identifies deficiencies or areas for improvement, we will need to devote further resources to remedying them. We cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our results of operations or increase our risk of material weaknesses in internal controls.

The unaudited pro forma financial information filed with our Current Report on Form 8-K on February 24, 2015 may not be representative of our combined results after the DSS Acquisition, and accordingly, investors have limited financial information on which to evaluate the combined company.

We and DSS operated as separate companies prior to the DSS Acquisition. We have had no prior history as a combined company. The pro forma financial information filed with our Current Report on Form 8-K on February 24, 2015, which was prepared in accordance with Article 11 of the SEC’s Regulation S-X and Part 8 of the National Instrument 51-102 Continuous Disclosure Obligations, is presented for informational purposes only and is not necessarily indicative of the financial position or results of operations that actually would have occurred had the DSS Acquisition been completed at or as of the dates indicated, nor is it indicative of the future operating results or financial position of the combined company. The purchase price allocation reflected in such financial statements is preliminary, and final allocation of the purchase price will be based upon the actual purchase price and the fair value of the assets and liabilities of DSS as of the date of the completion of the DSS Acquisition. The pro forma financial information does not reflect future nonrecurring charges resulting from the DSS Acquisition or future events that may occur after the DSS Acquisition, including the costs related to the planned integration of DSS. The pro forma financial information also does not consider potential impacts of current market conditions on revenues or expense efficiencies. The pro forma financial information is based in part on certain assumptions regarding the DSS Acquisition that we believe are reasonable under the circumstances. We cannot assure you that our assumptions will prove to be accurate over time.

We incurred substantial indebtedness and issued the Preferred Shares in order to finance the DSS Acquisition, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.

In connection with the DSS Acquisition, we issued the Preferred Shares and the 2020 Notes, assumed the DSS Notes, and amended our ABL facility and drew down a substantial amount of indebtedness under that facility in order to fund the DSS Acquisition. As a result, we have substantially more indebtedness than has been the case for us historically. Both the dividend percentage payable to holders of Preferred Shares and the interest rate on the DSS Notes are higher than we have historically experienced.

Our ability to make dividend and other payments on the Preferred Shares and our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness or pay preferred dividends, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or negatively affect our financial condition and results of operations. We may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

If we fail to pay dividends on our Preferred Shares, holders of our Convertible Preferred Shares may become entitled to certain additional rights.

If we do not timely pay dividends on our Preferred Shares, payment of a regular quarterly dividend on our common shares would have to be approved by the holders of a majority of each series of Preferred Shares. There can be no assurance that such approval can be obtained from both series of Preferred Shares, and our ability to pay dividends on our common shares could therefore be limited.

In addition, if we fail to pay dividends on our Convertible Preferred Shares in full for six dividend periods, whether or not consecutive (a “Preferred Dividend Default”), then the holders of the Convertible Preferred Shares will have the right as a separate class to elect two directors to our board of directors. This right, and the terms of any directors so elected, would continue until all Preferred Share dividends are paid in full. Neither we, the existing members of our board of directors, nor our common shareowners would have the right to participate in such election, and therefore would not have control or influence over the identity of individuals elected by the holders of the Convertible Preferred Shares. Any director elected by the Convertible Preferred Shares may have strategies or views that do not align with those of our other directors or of our common shareowners, which could be disruptive to our board processes and ability to conduct business

Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write-downs that would negatively affect our results of operations.

As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately $743.6 million of our recorded total assets as of January 3, 2015. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our other intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”), and trademarks acquired in the DSS Acquisition. The trademarks acquired in the DSS Acquisition relate to established brands in use for over 100 years in some cases. These assets have a net book value of $228.1 million, and are more fully described in Note 1 to the Consolidated Financial Statements.

As of January 3, 2015, our intangible assets subject to amortization and other assets, net of accumulated amortization were $553.6 million, which consisted principally of $471.6 million of customer relationships that arose from acquisitions, $28.9 million of financing costs, $27.6 million of information technology assets, and $6.6 million of trademarks. Customer relationships are typically amortized on an accelerated straight-line basis for the period over which we expect to receive the economic benefits. With the DSS Acquisition, the acquired customer relationships are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to any customer included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of fixed assets that were used to service that customer. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill or the Rights. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1 to the Consolidated Financial Statements.

Our geographic diversity subjects us to the risk of currency fluctuations.

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. While we may enter into financial transactions to address these risks, there can be no assurance that currency exchange rate fluctuations will not negatively affect our financial condition, results of operations and cash flows. In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

If we are unable to maintain relationships with our raw material suppliers, we may incur higher supply costs or be unable to deliver products to our customers.

In addition to water, the principal raw materials required to produce our products are aluminum cans and ends, PET, HDPE and polycarbonate bottles, caps and preforms, labels, cartons and trays, sweeteners, such as HFCS and sugar, fruit and fruit concentrates and green coffee. We rely upon our ongoing relationships with our key suppliers to support our operations.

We typically enter into annual or multi-year supply arrangements with our key suppliers, meaning that our suppliers are obligated to continue to supply us with materials for one-year or multi-year periods, at the end of which we must either renegotiate the contracts with those suppliers or find alternative sources for supply. There can be no assurance that we will be able to either renegotiate contracts (with similar or more favorable terms) with these suppliers when they expire or, alternatively, if we are unable to renegotiate contracts with our key suppliers, there can be no assurance that we could replace them. We could also incur higher ingredient and packaging supply costs in renegotiating contracts with existing suppliers or replacing those suppliers, or we could experience temporary disruptions in our ability to deliver products to our customers, either of which could negatively affect our results of operations.

With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as sweeteners, we have entered into long-term supply agreements, the remaining terms of which range from 12 to 36 months, and therefore we expect to have a supply of those key packaging supplies and ingredients during such terms. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.

We have a significant amount of outstanding indebtedness, which could adversely affect our financial health, and future cash flows may not be sufficient to meet our obligations.

As of January 3, 2015, our total indebtedness was $1,798.0 million. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments on this indebtedness;

•	making it more difficult to satisfy debt service and other obligations;

•	increasing the risk of a future credit ratings downgrade of our indebtedness, which would increase future debt costs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available or limiting our ability to borrow additional funds for share repurchases, to pay dividends, to fund capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged as we are.

To the extent we become more leveraged, we face an increased likelihood that one or more of the risks described above would materialize. In addition, our actual cash requirements in the future may be greater than expected. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on attractive terms, commercially reasonable terms or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or have a material adverse effect on our financial condition and results of operations. Our future operating performance and our ability to service or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our ABL facility, the indentures governing the 2022 Notes, the 2020 Notes and the DSS Notes each contain various covenants limiting the discretion of our management in operating our business, which could prevent us from capitalizing on business opportunities and taking some corporate actions.

Our ABL facility, the indentures governing the 2022 Notes, the 2020 Notes and the DSS Notes each impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

These covenants are subject to important exceptions and qualifications. In addition, our ABL facility also requires us, under certain circumstances, to maintain compliance with certain financial covenants as described in the “Covenant Compliance” section in Item 7. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our ABL facility, or the indentures governing the 2022 Notes, the 2020 Notes or the DSS Notes could result in an event of default under one or more of the documents governing such obligations, which would allow the lenders under our ABL facility to declare all borrowings outstanding, or in the case of the noteholders of the 2022 Notes, the 2020 Notes or the DSS Notes, all principal amounts outstanding on such notes, to be due and payable. Any such acceleration would trigger cross-default provisions under the ABL facility, the indentures governing our outstanding notes and, potentially, our other indebtedness. In the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations, face bankruptcy, or take other actions that are inconsistent with our current business practices or strategy. For additional information about our ABL facility, see our discussion under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 16 to the Consolidated Financial Statements.

Our Preferred Shares contain covenants that may limit our business flexibility.

The terms of our Preferred Shares contain covenants preventing us from taking certain actions without the approval of the holders of two-thirds supermajority of each series of Preferred Shares, voting separately as a series. The need to obtain the approval of the holders of our Preferred Shares before taking these actions could impede our ability to take certain actions that management or our board of directors may consider to be in the best interests of our shareowners. Those actions include:

•	amendment, alteration, or repeal of any of our governing documents in a manner that amends, modifies or adversely affects our Preferred Shares;

•	issuance or reclassification of shares that would rank equal or senior to our Convertible Preferred Shares with respect to liquidation and dividend rights (including the issuance of additional Preferred Shares);

•	voluntary liquidation or declaration of bankruptcy of us or certain of our subsidiaries;

•	increase in our board size to greater than 11 members (except in the event of a Preferred Dividend Default);

•	incurrence, assumption or refinancing of debt such that the Company’s ratio of consolidated debt (less cash and cash equivalents) to EBITDA would be equal to or greater than 5.0-to-1.0;

•	declaration or payment of any dividend on, or the redemption or purchase of, any shares ranking junior to the Preferred Shares, other than certain transactions incident to employment relationships and the payment of regular quarterly dividends to holders of Common Shares in an amount not to exceed $0.06 per share so long as the Company is current on dividend payments to the Preferred Shares;

•	material changes to our tax or accounting policies, other than as required by law or pursuant to GAAP; and

•	issuance of equity securities of our subsidiaries to third parties or ownership of securities of entities that are not our wholly-owned subsidiaries.

We cannot assure you that the holders of our Preferred Shares would approve any such restricted action, even where we believe such an action would be in the best interests of our shareowners. Any failure to obtain such approval could limit our business flexibility, harm our business and result in a decrease in the value of our common shares or Preferred Shares.

A portion of our debt may be variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

Our ABL facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our ABL facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. The outstanding borrowings under the ABL facility as of January 3, 2015 were $229.0 million.

Our results of operations may be negatively affected by global financial events.

In recent years, global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. These events also adversely affected the financial markets. These events could continue to have a number of different effects on our business, including:

•	a reduction in consumer spending, which could result in a reduction in our sales volume;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;

•	an increase in counterparty risk;

•	an increased likelihood that one or more members of our banking syndicate may be unable to honor its commitments under our ABL facility; and

•	restricted access to capital markets that may limit our ability to take advantage of business opportunities.

Other events or conditions may arise or persist directly or indirectly from the global financial events that could negatively affect our business.

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

A disruption in production at our beverage concentrates production facility, which manufactures almost all of our concentrates, could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers, distribution channels or service networks. The disruption could occur for many reasons, including fire, natural disasters, weather, manufacturing problems, diseases, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively impact our business and results of operations.

Our business is dependent on our ability to maintain access to our water sources; water scarcity and poor quality could negatively affect our long-term financial performance.

A disruption in the water flow at any one of our water sources, a dispute over water rights, increased legal restrictions on water use or access at our water sources or the failure to maintain access to our water sources could cause an increase in the cost of our products or shortages that would likely not allow us to meet market demand. The potential delivery and price disruptions due to the loss of any one water source or a decline in the volume of water available could significantly disrupt our business, result in the loss of customer confidence and have an adverse effect on our business, financial condition and results of operations. Further, if any of our municipal water sources were curtailed or eliminated as a result of, for example, a natural disaster, work stoppage or other significant event that disrupted water flow from such municipal source, we may have to purchase water from other sources, which could increase water and transportation costs and could result in supply shortages and price increases. Any one of these events could have a negative impact on our business, financial condition, reputation and results of operations.

Water is a limited resource facing significant challenges from population growth, environmental contamination and poor management. As demand for water continues to increase and if water becomes more scarce and the quality of water available deteriorates, our business may incur increasing costs or face capacity constraints, which could adversely affect our profitability or net sales in the long run.

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

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights. At January 3, 2015, we had $45.0 million of Rights and $189.7 million of trademarks recorded as intangible assets (see Note 14 to the Consolidated Financial Statements).

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

We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. We may be liable to our customers if the consumption of any of our products causes injury, illness or death. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business, results of operations or cash flows.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various litigation claims and legal proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes, and, if possible, estimate the amount of potential losses. If our products are not safely and/or properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability and other claims, and the payment of damages, could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

We may establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies and we have also asserted insurance claims where appropriate. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses or any recoveries we may receive from insurance may differ materially from assessments and estimates. Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance. A successful claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could negatively affect our business, financial condition and results of operations. For more information, see “Item 3. Legal Proceedings.”

Changes in the legal and regulatory environment in the jurisdictions in which we operate could negatively affect our results of operations, adversely affect demand for our products and services or result in litigation.

As a producer and distributor of beverages, we must comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the United States, those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to water consumption and treatment, and various other federal statutes and regulations. Outside the United States, the production and distribution of our products are also subject to various laws and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or government policy and related interpretations may alter the environment in which we do business, which may negatively affect our results of operations or increase our costs or liabilities.

Food/Beverage Production

A number of states have passed laws setting forth warning or labeling requirements relating to products made for human consumption. For example, the California law known as Proposition 65 requires that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. This law, and others like it, exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label, although products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. From time to time over the past several years, certain of our customers have received notices alleging that the labeling requirements of the relevant state regulation would apply to products manufactured by us and sold by them. There can be no assurance that we will not be adversely affected by actions against our customers or us relating to Proposition 65 or similar “failure to warn” laws. Were any such claim to be pursued or succeed, we might in some cases be required to indemnify our customers for damages and provide warnings on our products in order for them to be sold in certain states. Any negative media attention, adverse publicity or action arising from allegations of violations could adversely affect consumer perceptions of our products and harm our business.

Energy/Conservation Initiatives

The EPA has oversight over the voluntary Energy Star certification program for appliances, including bottled water dispensers. Since February 1, 2014, the EPA has required appliances in the program to adhere to a lower energy consumption standard of 0.87 kilowatt hours per day. While we are working closely with our water cooler manufacturers to ensure we have continued access to Energy Star certified bottled water dispensers, there can be no assurances that we will continue to have such access. Our inability to utilize compliant dispensers could negatively affect our business, financial condition, reputation and results of operations.

Recent initiatives have taken place in several markets in which we operate regarding bottled water, particularly with respect to smaller bottles. Regulations have been proposed in some jurisdictions that would ban the use of public funds to purchase bottled water, enact local taxes on bottled water and water extraction and restrict the withdrawal of water from public and private sources. We believe adverse publicity focused on any element of the bottled water business could affect consumer behavior by discouraging consumers from buying any type of bottled water products. Successful legislative and executive action and increased negative publicity could reduce the number of bottled water consumers, which could negatively affect our business, financial condition and results of operations.

The increasing concern over climate change also may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, particularly in our DSS business, thereby substantially increasing the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and results of operations.

Packaging Ingredients

The manufacture, sale and use of resins and Bisphenol A (“BPA”) used to make our three- and five-gallon water bottles are subject to regulation by the Food and Drug Administration (“FDA”). These regulations relate to substances used in food packaging materials, not with specific finished food packaging products. BPA is contained in substantially all of our three- and five-gallon returnable polycarbonate plastic bottles. Negative media attention regarding BPA has generated concern in the bottled water market, although a January 2010 report by the FDA notes studies that suggest the low levels of BPA used in polycarbonate bottles are safe for human exposure and the FDA sustained this opinion in its March 2013 BPA consumer update. The FDA indicated that it will continue to evaluate these studies before issuing a final assessment on the safety of BPA and the FDA’s current public health recommendations include taking reasonable steps to reduce exposure of infants and young children to BPA. The FDA and certain states, however, may in the future decide to regulate more aggressively the potential harmful effects of BPA. Although the FDA rejected a 2012 citizen petition from the Natural Resources Defense Council seeking the ban of BPA from all food and drink packaging, including plastic bottles and canned foods, our customers and potential new customers may share the concerns raised by the citizens petition and may reduce their exposure to BPA as a result. The FDA has also asserted the need for additional studies on the safety of BPA in food packaging materials and acknowledged recent studies regarding potential developmental and behavioral effects of BPA exposure on infants and young children. The EPA and certain states also may in the future study or regulate BPA. Additionally, a number of states have passed legislation banning the use of BPA in packaging intended for children three years of age and younger, such as in baby bottles and sippy cups. Extensive negative public perception regarding food packaging that uses BPA could cause consumers to stop purchasing our products manufactured in polycarbonate bottles. Further, the emergence of new scientific evidence or reports that suggests our polycarbonate water bottles are unsafe, or interpretations of existing evidence by regulatory agencies that lead to prohibitions on the use of polycarbonate plastic as packaging for food contact materials, could cause a serious disruption in our ability to package our bottled water products. If polycarbonate plastic becomes a banned substance, we may not be able to adopt alternative packaging, and conduct extensive and costly safety testing, in time to prevent adverse effects to our business, financial condition and results of operations. Further, if our competitors successfully integrate BPA-free packaging into their business and BPA is subsequently deemed undesirable or unsafe, our competitors may have a significant competitive advantage over us.

Hazardous Materials

We engage in or have in the past engaged in the handling, storage or use of hazardous substances, including for the maintenance and fueling of our vehicle fleet for our DSS business. We are also required to obtain environmental permits from governmental authorities for certain operations. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be held liable for any consequences arising out of human exposure to hazardous substances or other environmental damage.

Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances and also impose liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities. In addition to actions brought by governmental agencies, private plaintiffs may also bring personal injury claims arising from the presence of hazardous substances on a property. Certain environmental contamination has been identified at or in the vicinity of some of our DSS properties. From time to time, we have also been named a potentially responsible party at third-party waste disposal sites. There can be no assurances that we will not be required to make material expenditures in the future for these or other contamination-related concerns or that other responsible parties will conduct any required cleanup. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We cannot assure you that our costs of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not negatively affect our business, financial condition or results of operations.

Taxes on CSDs and other drinks could have an adverse effect on our business.

Federal, state, local and foreign governments have considered or have enacted taxes on soda and other sugary drinks, as well as energy products. Any such taxes could negatively affect consumer demand for our products and have an adverse effect on our revenues.

We are not in compliance with the requirements of the OEPA and, if the Ontario government seeks to enforce those requirements or implements modifications to them, we could be adversely affected.

Certain regulations under the OEPA provide that a minimum percentage of a bottler’s soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for noncompliance by a corporation is a fine of $250,000 per day beginning when the first offense occurs and continuing until the first conviction, and then increasing to $500,000 per day for each subsequent conviction. These fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense. We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. We do not expect to be in compliance with these regulations in the foreseeable future. Ontario is not enforcing the OEPA at this time, but if it chose to enforce the OEPA in the future, we could incur fines for noncompliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 3% of our sales in Canada would be affected by the possible limitation on sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA.

Our business is seasonal and adverse weather conditions could negatively affect our business, financial condition and results of operations.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may reduce the demand for our CSD, bottled water and other products and contribute to lower revenues, which could negatively affect our profitability. Warmer winter weather could decrease sales of our coffee and hot chocolate products and negatively affect our business, financial condition and results of operations.

Global or regional catastrophic events could affect our operations and results of operations.

Our business can be affected by large-scale terrorist acts, especially those directed against the United States or other major industrialized countries in which we do business, major natural disasters, or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business, could disrupt our supply of raw materials, and could affect production, transportation and delivery of products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.

Our success depends in part upon our ability to recruit, retain and prepare succession plans for our CEO, CFO, senior management and key employees.

The performance of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), senior management and other key employees is critical to our success. We plan to continue to invest time and resources in developing our senior management and key employee teams. Our long-term success will depend on our ability to recruit and retain capable senior management and other key employees, and any failure to do so could have a material adverse effect on our future operating results and financial condition. Further, if we fail to adequately plan for the succession of our CEO, CFO, senior management and other key employees, our results of operations could be negatively affected.

We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.

Some of our employees are covered by collective bargaining agreements expiring on various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

We depend on key information systems and third-party service providers.

We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We have typically relied on third-party providers for the majority of our key information systems and business processing services, including hosting our primary data center. In particular, we are in the process of implementing a new SAP software platform to assist us in the management of our business and have also reorganized certain processes within our finance and accounting departments. As a part of the reorganization, we have outsourced certain back office transactional finance processes. If we fail to successfully implement these projects or if the projects do not result in increased operational efficiencies, our operations may be disrupted and our operating expenses could increase, which could negatively affect our results of operations.

In addition, these systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and results of operations.

If we are unable to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our Company, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and negatively affect our results of operations.

The protection of our customer, employee and Company data is critical to us. We have procedures and technology in place to safeguard our customers’ debit card, credit card and other personal information, our employees’ private data and Company records and intellectual property. However, if we experience a data security breach of any kind, we could be exposed to negative publicity, government enforcement actions, private litigation or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing their purchases of our products and services or their use of the debit or credit card payment option. Any loss of our ability to securely offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively affecting our customer experience and significantly increasing our administrative costs related to customer payment processing. This could cause us to lose market share to our competitors and could have a negative effect on our results of operations.

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles or otherwise;

•	any event that could damage our reputation;

•	failure to properly manage credit risk from customers;

•	failure of our processes to prevent and detect unethical conduct of employees;

•	a significant failure of internal controls over financial reporting;

•	failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements; and

•	failure of corporate governance policies and procedures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our business is supported by our extensive manufacturing and distribution network and flexible production capabilities. Our manufacturing and distribution footprint encompasses 62 strategically located beverage manufacturing, production, distribution and fruit processing facilities, including 52 in North America, which include 28 combined production and distribution facilities acquired as part of the DSS Acquisition, eight in the United Kingdom, one in Mexico, and one vertically-integrated global concentrate manufacturing facility in Columbus, Georgia. In addition, we have two customer service call centers for the DSS business in the United States.

Total square footage of our beverage manufacturing, production, distribution and fruit processing facilities is approximately 6.3 million square feet in North America; 1.2 million square feet in the United Kingdom; and 0.3 million square feet in Mexico. This square footage does not include 161 separate leased and sub-leased warehouses and 57 owned warehouses that together comprise 4.9 million square feet and seven leased office spaces and two owned office spaces that together comprise 0.4 million square feet. Lease terms for non-owned beverage production facilities and offices expire between 2015 and 2034.

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

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names, ages, offices and backgrounds of all of our executive officers as of March 4, 2015. Our officers do not serve for a set term.

	Office	Age
Jerry Fowden	Chief Executive Officer	58
Jay Wells	Chief Financial Officer	52
Michael Creamer	Vice President - Human Resources	58
Marni Morgan Poe	Vice President, General Counsel and Secretary	45
Steven Kitching	President - North America Business Unit	51
Gregory Leiter	Senior Vice President, Chief Accounting Officer and Assistant Secretary	57
Carlos Baila	Chief Procurement Officer	48
Thomas Harrington	Chief Executive Officer - DS Services of America, Inc.	57
Stephen Corby	Managing Director - UK/Europe Business Unit	42

•	Jerry Fowden was appointed Chief Executive Officer in 2009. Prior to this appointment, Mr. Fowden served as President of our international operating segments and Interim President, North America from 2008 to 2009, and as Interim President of our U.K. operating segment from 2007 to 2008. He served as Chief Executive Officer of Trader Media Group Ltd., a media company, and as a member of its parent Guardian Media Group plc’s Board of Directors from 2005 until 2007. From 2001 until 2004, Mr. Fowden served in a variety of roles with AB InBev S.A. Belgium, an alcoholic beverage company, including President, European Zone, Western, Central and Eastern Europe from 2003 to 2004, Global Chief Operating Officer from 2002 to 2003 and Chief Executive Officer of Bass Brewers Ltd., a subsidiary of AB InBev S.A. Belgium, from 2001 to 2002. Mr. Fowden currently serves on the board of directors of Constellation Brands, Inc., a premium wine, beer and spirits company. Mr. Fowden has served on our board of directors since March 2009.

•	Jay Wells was appointed Chief Financial Officer in 2012. Prior to joining Cott, Mr. Wells held various senior finance positions with Molson Coors from 2005 to 2012, including Chief Financial Officer of Molson Coors Canada, a subsidiary of Molson Coors Brewing Company, and Global Vice President, Treasury, Tax, and Strategic Finance of Molson Coors Brewing Company. From 1990 to 2005, Mr. Wells held several positions within Deloitte and Touche LLP., including partner.

•	Michael Creamer was appointed our Vice President of Human Resources for International and Tampa, Florida in 2007 and promoted to Vice President of Human Resources for Cott in 2008. Mr. Creamer currently serves as our Corporate Human Resources Vice President. Prior to joining Cott, Mr. Creamer was Senior Director of Human Resource Operations and International for Avanade Corporation, a global IT consultancy formed as a joint venture between Accenture and Microsoft Corporation. From 1990 to 2004, Mr. Creamer held several positions within Microsoft, including senior global human resources positions.

•	Marni Morgan Poe was appointed Vice President, General Counsel and Secretary in 2010. Prior to her appointment, Ms. Poe served as Corporate Counsel of the Company from 2008 to 2010. Prior to joining the Company, Ms. Poe was a partner at the law firm of Holland & Knight LLP from 2000 to 2006 and an associate of the law firm from 1995 to 2000.

•	Steven Kitching was appointed President of Cott’s North America business unit in 2013. From 2008 to 2013, Mr. Kitching served as Managing Director of Cott’s United Kingdom/Europe business unit. From 2005 to 2008, Mr. Kitching held several positions with InBev UK, including Managing Director—On Trade Sales and Managing Director—Commercial and Field Operations. Prior to that, Mr. Kitching held several positions with Interbrew and Whitbread Beer Company from 1986 to 2005, including General Manager Netherlands of Interbrew from 2004 to 2005.

•	Gregory Leiter was appointed Vice President, Corporate Controller and Assistant Secretary of Cott in 2007, and appointed Senior Vice President and Controller in 2008. Mr. Leiter took on the additional role of Chief Accounting Officer in 2010. Mr. Leiter currently serves as our Senior Vice President, Chief Accounting Officer and Assistant Secretary. Prior to joining Cott, Mr. Leiter served from 2006 to 2007 as Practice Manager—Governance, Risk & Compliance with the international software firm SAP America. From 2003 to 2006, Mr. Leiter held two positions with Graham Packaging Company, an international manufacturer of custom blow-molded plastic containers. From February 2006 to September 2006, he served as Graham Packaging’s Vice President—Global Business Process and from January 2003 to February 2006 as Director of Internal Audit.

•	Carlos Baila was appointed Chief Procurement Officer in 2013. From 2005 to 2012, Mr. Baila worked for PepsiCo Inc. as Vice President of Global Procurement. From 1998 to 2005, Mr. Baila worked as a Supply Chain Executive at Accenture Ltd. where he provided clients with management consulting services primarily around supply chain and strategic sourcing projects, procurement transformations, contract structuring, financial valuations, and supply chain optimizations. Mr. Baila has been involved in multinational projects across the Americas, Europe, Middle East and Asia; and, in Argentina, held several positions in operations at Keystone Foods from 1995 to 1997 and Quilmes Brewery from 1992 to 1995.

•	Thomas J. Harrington was appointed Chief Executive Officer of our DSS business unit in connection with the closing of the DSS Acquisition on December 12, 2014. Prior to the DSS Acquisition, Mr. Harrington served in various roles with DSS from 2004 to 2014, including Chief Executive Officer, President, Chief Operating Officer, West Division President, and Senior Vice President, Central Division. Prior to joining DSS, Mr. Harrington served in various roles with Coca-Cola Enterprises, Inc. including Vice President and General Manager of Coca-Cola Enterprises New York and Chicago divisions. He also served in various sales and marketing roles with Pepperidge Farm from 1979 to 1985. Mr. Harrington currently serves on the board of directors of the International Bottled Water Association, the National Automatic Merchandising Association and the Water Quality Association.

•	Stephen Corby was appointed Managing Director of Cott’s UK/Europe business unit in 2013. From 2006 to 2013, Mr. Corby served as Sales Director of Cott’s UK/Europe business unit. From 2002 to 2006, Mr. Corby served as Sales Director for Northern Foods.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common shares are listed on the TSX under the ticker symbol “BCB,” and on the NYSE under the ticker symbol “COT.”

The tables below show the high and low reported per share sales prices of our common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods for 2014 and 2013.

Toronto Stock Exchange (C$)

TSX

	2014		2013
	High	Low	High	Low
First Quarter	$9.45	$8.30	$10.31	$7.45
Second Quarter	$9.43	$7.33	$11.45	$7.78
Third Quarter	$8.42	$7.19	$9.16	$8.03
Fourth Quarter	$8.23	$6.66	$9.25	$7.78

New York Stock Exchange (U.S.$)

NYSE

	2014		2013
	High	Low	High	Low
First Quarter	$8.55	$7.60	$10.15	$7.42
Second Quarter	$8.57	$6.78	$11.25	$7.39
Third Quarter	$7.75	$6.60	$8.84	$7.77
Fourth Quarter	$7.09	$5.95	$8.74	$7.49

As of February 20, 2015, we had 1,002 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 20, 2015 was C$10.01 on the TSX and $7.99 on the NYSE.

The board of directors has declared a quarterly cash dividend of C$0.06 per common share in each quarter during 2013 and 2014 for an aggregate yearly dividend payment of approximately $21.9 million and $22.0 million, respectively. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2020 Notes, the 2022 Notes and the DSS Notes, the terms of the Preferred Shares, as well as other factors that the board of directors may deem relevant from time to time.

Dividends to shareowners who are non-residents of Canada will generally be subject to Canadian withholding tax. Under current Canadian tax law, dividends paid by a Canadian corporation to a nonresident shareowner are generally subject to Canadian withholding tax at a 25% rate. Under the current tax treaty between Canada and the United States, U.S. residents who are entitled to treaty benefits are generally eligible for a reduction in this withholding tax rate to 15% (and to 5% for a shareowner that is a corporation and is the beneficial owner of at least 10% of our voting stock). Accordingly, under current tax law, our U.S. resident shareowners who are entitled to treaty benefits will generally be subject to a Canadian withholding tax at a 15% rate on dividends paid by us, provided that they have complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty. The fifth protocol to the tax treaty between Canada and the United States places additional restrictions on the ability of U.S. residents to claim these reduced rate benefits. U.S. residents generally will be entitled on their U.S. federal income tax returns to claim a foreign tax credit, or a deduction, for Canadian withholding tax that applies to them, subject to certain applicable limitations. U.S. investors should consult their tax advisors with respect to the tax consequences and requirements applicable to them, based on their individual circumstances.

There are certain restrictions on the payment of dividends under our ABL facility, the terms of the Preferred Shares and under the indentures governing the 2020 Notes, the 2022 Notes and the DSS Notes. The ABL facility, the Preferred Shares and the indentures governing the 2020 Notes, the 2022 Notes and the DSS Notes are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters” in this Annual Report on Form 10-K.

During 2012 and 2013, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). On December 12, 2014, in connection with and as part of the consideration for the DSS Acquisition, the Company issued to the former security holders of DSS Convertible Preferred Shares having an aggregate value of approximately $116.1 million and Non-Convertible Preferred Shares having an aggregate value of approximately $32.7 million. The issuance of the Preferred Shares pursuant to the Merger Agreement was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and the rules and regulations thereunder. At any time following the third anniversary of their issuance, at the option of the holders, the Convertible Preferred Shares will be convertible into common shares of Cott Corporation. The conversion rate will initially be 159.24 common shares per $1,000 face value of Convertible Preferred Shares, which is equivalent to a conversion price of approximately $6.28 per common share.

Calculation of aggregate market value of non-affiliate shares

For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this Annual Report on Form 10-K, it was assumed that all of the outstanding shares were held by non-affiliates except for outstanding shares held or controlled by our directors and executive officers. For further information concerning shareholdings of officers, directors and principal stockholders, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters” in this Annual Report on Form 10-K.

Shareowner return performance graph

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; and (iii) a peer group of publicly-traded companies in the bottling industry comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, National Beverage Corp., Pepsi Bottling Group Inc. and PepsiAmericas Inc. The closing price of Cott’s common shares as of January 3, 2015 was C$8.22 on the TSX and $7.00 on the NYSE. The following table is in Canadian dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 (CANADIAN) INVESTED ON DECEMBER 31, 2009

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING JANUARY 3, 2015

Company / Market / Peer Group	12/31/2009	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015
Cott Corporation	$100.00	$103.35	$73.90	$91.87	$103.30	$101.40
S&P / TSX Composite	$100.00	$117.58	$107.32	$113.94	$129.64	$144.99
Peer Group	$100.00	$104.98	$115.86	$121.47	$153.58	$196.04

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of our outstanding common shares over a 12-month period commencing upon the expiration of our then-effective share repurchase program on May 21, 2014. For the year ended January 3, 2015, we repurchased 1,587,377 common shares for approximately $11.0 million through open market transactions conducted through a 10b5-1 plan. Shares purchased by us under the share repurchase program were cancelled. In connection with the DSS Acquisition, we suspended our share repurchase program during the fourth quarter of 2014 and do not expect to make further repurchases of our common shares under the share repurchase program prior to its anticipated expiration on May 21, 2015.

The following table summarizes the repurchase activity under our share repurchase program for the year ended January 3, 2015:

			Total Number of	Maximum
	Total		Shares of Common	Number of Shares
	Number of		Stock Purchased	of Common Stock
	Shares of	Average Price	as Part of Publicly	that May Yet Be
	Common Stock	Paid per Share of	Announced Plans	Purchased Under the
	Purchased	Common Stock	or Programs	Plans or Programs
January 2014[1]	2,988	$7.68	2,988	—
February 2014[1]	3,465	7.68	3,465	—
March 2014	—	—	—	—
April 2014	—	—	—	—
May 2014[2]	138,800	7.16	138,800	4,687,471
June 2014	227,870	7.06	227,870	4,459,601
July 2014	379,680	6.93	379,680	4,079,921
August 2014	157,500	7.33	157,500	3,922,421
September 2014	105,500	7.38	105,500	3,816,921
October 2014	503,474	6.57	503,474	3,313,447
November 2014	68,100	6.12	68,100	3,245,347
December 2014	—	—	—	3,245,347

Total	1,587,377	$6.89	1,587,377

1.	Shares repurchased under the repurchase program approved by our board of directors on April 30, 2013.
2.	Includes 110,000 shares repurchased under the repurchase program approved by our board of directors on April 30, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects our results of operations. This information should be read in conjunction with, and is qualified by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The financial information presented may not be indicative of future performance.

	January 3,	December 28,	December 29,	December 31,	January 1,
	2015[1]	2013	2012	2011	2011
(in millions of U.S. dollars, except per share amounts)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Revenue, net	$2,102.8	$2,094.0	$2,250.6	$2,334.6	$1,803.3
Cost of sales	1,826.3	1,818.6	1,937.9	2,034.3	1,521.8

Gross profit	276.5	275.4	312.7	300.3	281.5
Selling, general and administrative expenses	255.0	183.4	200.8	195.9	181.8
Loss on disposal of property, plant & equipment	1.7	1.8	1.8	1.2	1.1
Restructuring and asset impairments:
Restructuring	2.4	2.0	—	—	(0.5)
Asset impairments	1.7	—	—	0.6	—
Intangible asset impairments	—	—	—	1.4	—

Operating income	15.7	88.2	110.1	101.2	99.1
Contingent consideration earn-out adjustment	—	—	0.6	0.9	(20.3)
Other expense (income), net	21.0	12.8	(2.0)	2.2	4.0
Interest expense, net	39.7	51.6	54.2	57.1	36.9

(Loss) income before income taxes	(45.0)	23.8	57.3	41.0	78.5
Income tax (benefit) expense	(61.4)	1.8	4.6	(0.7)	18.6

Net income	$16.4	$22.0	$52.7	$41.7	$59.9

Less: Net income attributable to non-controlling interests	5.6	5.0	4.5	3.6	5.1
Less: Accumulated dividends on convertible preferred shares	0.6	—	—	—	—
Less: Accumulated dividends on non-convertible preferred shares	0.2	—	—	—	—

Net income attributed to Cott Corporation	$10.0	$17.0	$48.2	$38.1	$54.8

Net income per common share attributed to Cott Corporation
Basic	$0.11	$0.18	$0.51	$0.40	$0.64
Diluted	0.10	0.18	0.50	0.40	0.64
Financial Condition
Total assets	$3,094.3	$1,423.7	$1,564.5	$1,507.0	$1,526.8
Short-term borrowings	229.0	50.8	—	—	7.9
Current maturities of long-term debt	4.0	3.9	1.9	3.4	6.0
Long-term debt	1,565.0	403.5	601.8	602.1	605.5
Convertible preferred shares	116.1	—	—	—	—
Non-convertible preferred shares	32.7	—	—	—	—
Equity	548.9	604.4	621.4	566.3	535.8
Cash dividends paid to common and preferred shareholders	22.8	21.9	5.8	—	—
Dividends declared per common share	0.24	0.24	0.06	—	—

1.	In 2014, we completed the acquisition by merger of DSS Group for approximately $1.246 billion, paid for through a combination of incremental borrowings under our ABL facility of $180.0 million, issuance of $625.0 million of our 2020 Notes, assumption of DSS’s $350.0 million DSS Notes, the issuance of Convertible Preferred Shares to the former security holders of DSS, having an aggregate value of approximately $116.1 million, and the issuance of Non-Convertible Preferred Shares to the former security holders of DSS, having an aggregate value of approximately $32.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors and have one of the broadest home and office bottled water and office coffee services distribution networks in the United States with the ability to service approximately 90 percent of U.S. households, as well as national, regional and local offices. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our customers to provide proven profitable products. As a “fast follower” of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

The beverage market is subject to some seasonal variations. Our beverage and water delivery sales are generally higher during the warmer months, while sales of our coffee products are generally higher during the cooler months and also can be influenced by the timing of holidays and weather fluctuations. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products as well as the timing of the fruit growing seasons. The seasonality of our sales volume combined with the seasonal nature of fruit growing causes our working capital needs to fluctuate throughout the year, with inventory levels increasing in the first half of the year in order to meet high summer demand, and with fruit inventories peaking during the last quarter of the year when purchases are made after the growing season. In addition, our accounts receivable balances decline in the fall as customers pay their higher-than-average outstanding balances from the summer deliveries.

We typically operate at low margins and therefore relatively small changes in cost structures can materially affect results. Industry carbonated soft drink (“CSD”) sales have declined during 2012, 2013 and 2014, and ingredient and packaging costs have remained volatile.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are aluminum in the case of cans and ends, polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate, corn in the case of high fructose corn syrup (“HFCS”), sugar, fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. In 2014 we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart in 2012, 2013 and 2014, accounted for 31.0%, 30.1% and 26.1%, respectively, of total revenue.

We conduct operations in countries involving transactions denominated in a variety of currencies. We are subject to currency exchange risks to the extent that our costs are denominated in currencies other than those in which we earn revenues. As our financial statements are denominated in U.S. dollars, change in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have an impact on our results of operations.

In 2014, our capital expenditures were devoted primarily to maintaining existing beverage production facilities, making equipment upgrades and initiating our cost reduction plan.

For the year ended January 3, 2015, we had 53 weeks of activity, compared to 52 weeks of activity for the years ended December 28, 2013 and December 29, 2012. We estimate the additional week contributed $29.1 million of additional revenue and $1.1 million of additional operating income for the year ended January 3, 2015.

Acquisition and Financing Transactions

In December 2014, we completed the acquisition by merger of DSS Group, Inc. (the “DSS Group”), parent company to DS Services of America, Inc. and its subsidiaries (collectively “DSS”), a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion payable through a combination of incremental borrowings under our asset based lending facility (“ABL facility”) of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due January 1, 2020 (“2020 Notes”), the assumption of existing $350.0 million senior notes due 2021 originally issued by DSS (“DSS Notes”), and the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”) having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares,” and together with the Convertible Preferred Shares, the “Preferred Shares”) having an aggregate value of approximately $32.7 million.

In connection with the DSS Acquisition, we amended the ABL facility on December 12, 2014 to, among other things, provide an increase in the lenders’ commitments under the ABL facility to $400.0 million, an increase to the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $450.0 million, subject to certain conditions, and an extension of the maturity date to the earliest of (i) December 12, 2019, (ii) June 12, 2019, if we have not redeemed, repurchased or refinanced the 2020 Notes by May 28, 2019, or (iii) any earlier date on which the commitments under the ABL facility are reduced to zero or otherwise terminated.

We also issued $625.0 million of the 2020 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended (“Securities Act”) and used the proceeds from the issuance to partially finance the DSS Acquisition.

Upon closing of the DSS Acquisition, we issued the Convertible Preferred Shares and Non-Convertible Preferred Shares to the former DSS Group security holders pursuant to the Merger Agreement and in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and the rules and regulations thereunder. At any time following the third anniversary of their issuance, at the option of the holders, the Convertible Preferred Shares will be convertible into common shares of the Company at an initial conversion price of approximately $6.28 per common share per $1,000 face value of Convertible Preferred Shares. Dividends on both series of Preferred Shares began to accrue and are cumulative from the issue date. Dividends on the Convertible Preferred Shares are 9.0% per year, increasing by 1.0% on each of the first five anniversaries of the issue date. Dividends on the Non-Convertible Preferred Shares are 10.0% per year, increasing by 1.0% on each of the first five anniversaries of the issue date. The Convertible Preferred Shares have certain voting rights beginning on June 13, 2016 and unrestricted voting rights beginning on December 13, 2017. The Non-Convertible Preferred Shares do not have voting rights and may not be converted into common shares of the Company.

In June 2014, we issued $525.0 million of our 5.375% senior notes due 2022 (the “2022 Notes”) to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. We used the proceeds to redeem $375.0 million aggregate principal amount of our 8.125% senior notes due 2018 (the “2018 Notes”) and provide additional funding for Company operations.

In May 2014, our U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”). Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($26.9 million), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment was funded from ABL borrowings and available cash.

In November 2013, we redeemed $200.0 million aggregate principal amount of our 8.375% senior notes due 2017 (the “2017 Notes”) primarily through the use of available cash and borrowings under the ABL facility. In February 2014, we redeemed the remaining $15.0 million aggregate principal amount of the 2017 Notes at 104.118% of par via borrowings under the ABL facility.

In June 2013, our U.K. reporting segment acquired 100% of the share capital of Cooke Bros Holdings Limited (the “Calypso Soft Drinks Acquisition”), which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks produces fruit juices, juice drinks, soft drinks, and freezable products in the United Kingdom. The aggregate purchase price for the Calypso Soft Drinks Acquisition was $12.1 million, which included approximately $7.0 million paid at closing, deferred payments of approximately $2.3 million paid on the first anniversary of the closing date, and approximately $3.0 million to be paid on the second anniversary of the closing date. The closing payment was funded from available cash.

Summary Financial Results

Our net income in 2014 was $10.0 million or $0.10 per diluted common share, compared with net income of $17.0 million or $0.18 per diluted share in 2013.

The following items of significance affected our 2014 financial results:

•	our revenue increased $8.8 million, or 0.4%, in 2014 compared to 2013 due primarily to the addition of the Aimia and DSS businesses in 2014, the Calypso business in 2013, as well as the inclusion of a 53rd week, partially offset by the competitive pricing environment and a product mix shift into contract manufacturing. Excluding the impact of foreign exchange, revenue decreased $10.3 million, or 0.5%, from the comparable prior year period;

•	our gross profit as a percentage of revenue remained flat at 13.2% in 2014 compared to 2013 due primarily to the addition of the Calypso, Aimia and DSS businesses, offset by a competitive pricing environment, additional freight and startup costs associated with the growth and launch of our contract manufacturing business in North America, and increased freight and transportation in our U.K. operations as we ended the year holding more inventory with third parties as we implement a new warehouse management system;

•	our selling, general and administrative (“SG&A”) expenses increased to $255.0 million from $183.4 million due primarily to acquisition and integration related expenses as well as increased SG&A expenses associated with the addition of the Calypso, Aimia and DSS businesses, lower employee-related incentive costs and the reversal of certain long term incentive accruals in the prior year, and the inclusion of a 53rd week. SG&A expenses were also impacted by the reclassification of $22.6 million in amortization related to customer list intangible assets from cost of goods sold to SG&A expenses (this reclassification has been made for all periods presented, and it was $22.7 million and $22.8 million for 2013 and 2012, respectively);

•	our loss on disposal of property, plant and equipment was related to the disposal of $1.7 million of equipment that was either replaced or no longer being used in our operating segments;

•	our other expense, net increased by $8.2 million, or 64.1%, due primarily to costs associated with the redemption of $375.0 million aggregate principal amount of our 2018 Notes, partially offset by a favorable legal settlement;

•	our interest expense decreased by $11.9 million, or 23.1%, due primarily to the redemption of the remaining $15.0 million aggregate principal amount of our 2017 Notes, the refinancing of $375.0 million aggregate principal amount of our 2018 Notes with our 2022 Notes and a prior year amendment to our ABL facility to more favorable terms, partially offset by interest expense incurred on new debt issued and assumed with the DSS Acquisition;

•	our income tax benefit was $61.4 million in 2014 compared to income tax expense of $1.8 million in 2013 due primarily to the release of our U.S. federal valuation allowance and the expected future benefit of pre-tax losses;

•	our EBITDA decreased to $105.4 million from $176.0 million;

•	our Adjusted EBITDA decreased to $180.2 million from $197.9 million; and

•	our adjusted net income and adjusted earnings per diluted share were $57.1 million and $0.60, respectively, compared to $38.0 million and $0.40 in the prior year, respectively.

The following items of significance affected our 2013 financial results:

•	our revenue decreased 7.0% in 2013 compared to 2012 due primarily to lower global volumes partially offset by an increase in net selling price per servings. Excluding the impact of foreign exchange, revenue decreased 6.5% from the comparable prior year period;

•	our gross profit as a percentage of revenue decreased to 13.2% in 2013 from 13.9% in 2012 due primarily to lower global volumes that resulted in unfavorable fixed cost absorption;

•	our SG&A expenses decreased to $183.4 million from $200.8 million due primarily to lower employee-related expenses, lower information technology costs and a reduction in professional fees and similar costs;

•	our loss on disposal of property, plant and equipment was related to the disposal of $1.8 million of equipment that was either replaced or no longer being used in our operating segments;

•	our other expense, net in 2013 was $12.8 million due primarily to costs associated with the redemption of $200.0 million aggregate principal amount of our 2017 Notes, compared to other income in 2012 of $2.0 million as a result of insurance recoveries in excess of the loss incurred on a facility in the United States in the amount of $1.9 million and recording a bargain purchase of $0.9 million in the United Kingdom offset partially by foreign exchange losses of $0.8 million;

•	our interest expense decreased by $2.6 million, or 4.8%, due primarily to the redemption of $200.0 million aggregate principal amount of our 2017 Notes and to an amendment to our ABL facility to more favorable terms;

•	our income tax expense decreased to $1.8 million in 2013 compared to an income tax expense of $4.6 million in 2012 due primarily to a reduction in pretax income;

•	our EBITDA decreased to $176.0 million from $208.8 million;

•	our Adjusted EBITDA decreased to $197.9 million from $212.9 million;

•	our net income and earnings per diluted share were $17.0 million and $0.18, respectively, compared to $48.2 million and $0.50 in the prior year, respectively; and

•	our adjusted net income and adjusted earnings per diluted share were $38.0 million and $0.40, respectively, compared to $51.9 million and $0.55 in the prior year, respectively.

The following items of significance affected our 2012 financial results:

•	our revenue decreased 3.6% in 2012 compared to 2011 due primarily to lower volumes and a product mix shift into juice drinks and sports drinks from 100% shelf-stable juice in North America. Excluding the impact of foreign exchange, revenue decreased 3.0%;

•	our gross profit as a percentage of revenue increased to 13.9% in 2012 from 12.9% in 2011 due primarily to an increase in average price per case and our exit from lower margin business, as well as operational efficiencies in North America;

•	our SG&A expenses increased to $200.8 million from $195.9 million, due primarily to an increase in certain employee-related costs compared to a lowering of the annual incentive and long-term incentive accruals in the prior year partially offset by lower information technology expenses in 2012;

•	our loss on disposal of property, plant and equipment was the result of the sale of a facility in Mexico and normal operational disposals;

•	our 2012 results were affected by the final contingent consideration earn-out accrual of $0.6 million related to the Cliffstar Acquisition (as defined below);

•	our other income in 2012 was $2.0 million as a result of insurance recoveries in excess of the loss incurred on a facility in the United States in the amount of $1.9 million and recording a bargain purchase of $0.9 million in the United Kingdom offset partially by foreign exchange losses of $0.8 million in the year, compared to other expense in 2011 of $2.2 million related to foreign exchange losses on intercompany loans;

•	our interest expense decreased by $2.9 million, or 5.1%, due primarily to lower debt balances held throughout the year; and

•	our income tax expense increased to $4.6 million compared to an income tax benefit of $0.7 million in 2011 due primarily to the recording of allowances against deferred tax assets in the U.S. that are uncertain to be realized as well as a reduction to the loss generated in the U.K.

Critical Accounting Policies

Our significant accounting policies and recently issued accounting pronouncements are described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe the following represent our critical accounting policies:

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

Impairment testing of goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter, based on our reporting unit carrying values as of the end of the third quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available and are at or one level below our operating segments. For the purpose of testing goodwill for impairment in 2014, we have determined our reporting units are North America, Calypso Soft Drinks, Aimia, and Royal Crown International (“RCI”). We had goodwill of $186.7 million on our balance sheet at January 3, 2015, which represents amounts for the North America, Calypso Soft Drinks, Aimia, and the RCI reporting units. DSS will be tested for impairment beginning in 2015 as no triggering events were noted from the time of the DSS Acquisition on December 12, 2014 through January 3, 2015. The Company has completed its analysis and determined DSS will be a single reporting unit for purposes of testing goodwill for impairment. We had goodwill of $556.9 million on our balance sheet at January 3, 2015 as a result of the DSS Acquisition.

In 2014, for our RCI and Aimia reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of these reporting units was less than its carrying amount. We determined to assess the RCI reporting unit using qualitative factors as the reporting unit’s only significant asset is the Rights (as defined below), for which we concluded the estimated fair value significantly exceeded its carrying amount. We determined to assess the Aimia reporting unit using qualitative factors due to the fact that the Aimia Acquisition was recently completed on May 30, 2014. The qualitative factors we assessed included macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. With our Aimia reporting unit, a contributing factor to performing the qualitative analysis was the length of time from acquisition date to when the goodwill impairment analysis was performed. If, after assessing the totality of events or circumstances, we had determined that it was more likely than not that the fair value of these reporting units was less than its carrying amount, then we would have performed the first step of the two-step goodwill impairment test. We concluded that it was more likely than not that the fair value of the reporting unit was more than its carrying amount and therefore we were not required to perform any additional testing.

We chose to bypass the qualitative assessment for our North America reporting unit in 2014 based on overall CSD industry decline and performed the first step of the two-step goodwill impairment test using a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the guideline public company approach. We believe using a combination of the two approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third party market participant would value the reporting unit. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted-average terminal growth rate of 1% for our North America reporting unit. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market (including a decline in CSD demand), projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate used for the fair value estimates in the analysis for the North America reporting unit was 8.0%. This rate was based on the weighted average cost of capital that a market participant would use if evaluating the reporting unit as an investment. The risk-free rate was 3.0%, which was based on a 20-year U.S. Treasury Bill as of the valuation date.

We also chose to bypass the qualitative assessment of our Calypso Soft Drinks reporting unit in 2014 as this reporting unit’s estimated fair value has not been determined since the acquisition date in June 2013. We performed the first step of the two-step goodwill impairment test using a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the guideline public company approach. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted average terminal growth rate of 1.0% for our Calypso Soft Drinks reporting unit. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate used for the fair value estimates in the analysis for the Calypso Soft Drinks reporting unit was 15.0%. This rate was determined using various factors and sensitive assumptions, including bond yields, company-specific risk and size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The risk-free rate was 3.0%, which was based on a 20-year U.S. Treasury Bill as of the valuation date.

Based on our quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we determined the estimated fair values of the North America and Calypso Soft Drinks reporting units significantly exceeded their net book values and no adjustment to either reporting unit’s goodwill carrying value was necessary.

Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rate, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed this year, we determined that the fair value of our reporting units significantly exceeded their carrying amounts.

Impairment testing of intangible assets with an indefinite life

Our intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”), and trademarks acquired as part of the DSS Acquisition (the “DSS Trademarks”). These assets have a net book value of $228.1 million. Prior to 2001, we paid a volume-based royalty to the Royal Crown Company for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of these intangibles.

The life of the Rights and DSS Trademarks are considered to be indefinite and therefore not amortized, but instead are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the Rights and DSS Trademarks to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value of the Rights, we use a relief from royalty method, which calculates a fair value royalty rate that is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The relief from royalty method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the Rights. The assumptions used to estimate the fair value of the Rights are subjective and require significant management judgment, including estimated future volume, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the Rights) and the risk adjusted discount rate. Based on our impairment tests, the estimated fair value of the Rights significantly exceeded the carrying value for all periods presented. Due to the recent acquisition of the DSS Trademarks, we have not yet completed an annual impairment test for these intangible assets. No triggering events were identified subsequent to the DSS Acquisition that would have resulted in an interim impairment test being performed.

Other intangible assets

As of January 3, 2015, our intangible assets subject to amortization and other assets, net of accumulated amortization were $553.6 million, consisting principally of $471.6 million of customer relationships that arose from acquisitions, $28.9 million of financing costs, $27.6 million of information technology assets, and $6.6 million of trademarks. Customer relationships are typically amortized on an accelerated straight-line basis for the period over which we expect to receive the economic benefits. With the DSS Acquisition, the acquired customer relationships are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to any customer included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of fixed assets that were used to service that customer. In 2014, we recorded $76.5 million of customer relationships acquired in connection with the Aimia Acquisition and $219.8 million in connection with the DSS Acquisition. In 2013 we recorded $10.7 million of customer relationships acquired with the Calypso Soft Drinks Acquisition.

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

Pension costs

We account for our defined benefit pension plans in accordance with ASC No. 715-20, “Compensation—Defined Benefit Plans—General” (“ASC 715-20”). The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

We maintain four defined-benefit plans that cover certain employees in the United Kingdom and the United States. We record the expenses associated with these plans based on calculations which include various actuarial assumptions such as discount rates and expected long-term rates of return on plan assets. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

We utilize a yield curve analysis to determine the discount rates for our defined benefit plans’ obligations. The yield curve considers pricing and yield information for high quality corporate bonds with maturities matched to estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds. The current investment policy target asset allocation differs between our four plans, but the targets are between 45% to 80% for equity securities and 20% to 55% for fixed income investments. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications to the actuarial assumptions which impact the projected benefit obligation are amortized over future periods.

In connection with certain other collective bargaining agreements to which we are a party, we are required to make contributions on behalf of certain union employees to multiemployer pension plans. The ongoing contributions and liabilities associated with these plans are not material.

Non-GAAP Measures

In this Annual Report on Form 10-K, we supplement our reporting of financial measures determined in accordance with GAAP by utilizing certain non-GAAP financial measures that exclude certain items to make period-over-period comparisons for our ongoing core operations before material changes. We exclude these items to better understand trends in the business. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations.

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP earnings (loss) before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding restructuring expenses and asset impairments, bond redemption and other financing costs, certain tax reorganization and regulatory costs, unrealized (gain) loss on commodity hedging instruments, unrealized foreign exchange (gain) loss, loss on disposal of property, plant and equipment (excluding cash proceeds received), and acquisition and integration costs related to the DSS Acquisition, the Aimia Acquisition, or the Calypso Soft Drinks Acquisition, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

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

We also utilize adjusted SG&A expenses, which is GAAP SG&A expenses excluding acquisition and integration costs. We consider adjusted SG&A expenses to be an indicator of our operating performance.

Additionally, we supplement our reporting of net cash provided by operating activities determined in accordance with GAAP by excluding capital expenditures to present free cash flow and adjusted free cash flow (which is free cash flow excluding bond redemption cash costs, acquisition related cash costs, and interest cash cost timing variances attributable to the 53rd week in 2014), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for 2014, 2013 and 2012:

	2014		2013		2012
		Percent		Percent		Percent
		of		of		of
(in millions of U.S. dollars, except percentage amounts)		Revenue		Revenue		Revenue
Revenue	$2,102.8	100.0%	$2,094.0	100.0%	$2,250.6	100.0%
Cost of sales	1,826.3	86.9%	1,818.6	86.8%	1,937.9	86.1%

Gross profit	276.5	13.2%	275.4	13.2%	312.7	13.9%
Selling, general, and administrative expenses	255.0	12.1%	183.4	8.8%	200.8	8.9%
Loss on disposal of property, plant & equipment	1.7	0.1%	1.8	0.1%	1.8	0.1%
Restructuring	2.4	0.1%	2.0	0.1%	—	—%
Asset impairments	1.7	0.1%	—	—%	—	—%

Operating income	15.7	0.7%	88.2	4.2%	110.1	4.9%
Contingent consideration earn-out adjustment	—	—%	—	—%	0.6	—%
Other expense (income), net	21.0	1.0%	12.8	0.6%	(2.0)	(0.1)%
Interest expense, net	39.7	1.9%	51.6	2.5%	54.2	2.4%

(Loss) income before income taxes	(45.0)	(2.1)%	23.8	1.1%	57.3	2.5%
Income tax expense	(61.4)	(2.9)%	1.8	0.1%	4.6	0.2%

Net income	16.4	0.8%	22.0	1.1%	52.7	2.3%

Less: Net income attributable to non-controlling interests	5.6	0.3%	5.0	0.2%	4.5	0.2%
Less: Accumulated dividends on preferred shares	0.8	—%	—	—%	—	—%

Net income attributed to Cott Corporation	$10.0	0.5%	$17.0	0.8%	$48.2	2.1%

Depreciation & amortization	$110.7	5.3%	$100.6	4.8%	$97.3	4.3%

The following table summarizes our revenue and operating income by reporting segment for 2014, 2013 and 2012 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

(in millions of U.S. dollars)	2014	2013	2012
Revenue
North America	$1,411.2	$1,535.2	$1,707.4
DSS	28.7	—	—
U.K.	597.9	494.3	473.2
All Other	65.0	64.5	70.0

Total	$2,102.8	$2,094.0	$2,250.6

Operating income (loss)
North America	$29.7	$67.1	$90.8
DSS	(1.7)	—	—
U.K.	26.3	25.6	27.1
All Other	10.0	7.2	4.3
Corporate	(48.6)	(11.7)	(12.1)

Total	$15.7	$88.2	$110.1

The following tables summarize revenue by channel for 2014, 2013 and 2012:

	For the Year Ended January 3, 2015
	North
(in millions of U.S. dollars)	America	DSS	U.K.	All Other	Total
Revenue
Private label retail	$1,205.2	$2.1	$298.9	$7.4	$1,513.6
Branded retail	106.8	2.6	173.8	4.5	287.7
Contract packaging	80.2	—	123.1	24.6	227.9
Home and office bottled water delivery	—	15.8	—	—	15.8
Office coffee services	—	4.3	—	—	4.3
Concentrate and other	19.0	3.9	2.1	28.5	53.5

Total	$1,411.2	$28.7	$597.9	$65.0	$2,102.8

	For the Year Ended December 28, 2013
	North
(in millions of U.S. dollars)	America	U.K.	All Other	Total
Revenue
Private label retail	$1,363.8	$283.4	$7.6	$1,654.8
Branded retail	113.6	111.6	5.4	230.6
Contract packaging	47.0	97.1	24.3	168.4
Home and office bottled water delivery	—	—	—	—
Office coffee services	—	—	—	—
Concentrate and other	10.8	2.2	27.2	40.2

Total	$1,535.2	$494.3	$64.5	$2,094.0

	For the Year Ended December 29, 2012
	North
(in millions of U.S. dollars)	America	U.K.	All Other	Total
Revenue
Private label retail	$1,531.5	$283.5	$15.9	$1,830.9
Branded retail	128.1	79.5	6.2	213.8
Contract packaging	34.1	108.0	18.5	160.6
Home and office bottled water delivery	—	—	—	—
Office coffee services	—	—	—	—
Concentrate and other	13.7	2.2	29.4	45.3

Total	$1,707.4	$473.2	$70.0	$2,250.6

Results of Operations

The following table summarizes the change in revenue by reporting segment for 2014:

	For the Year Ended January 3, 2015
		North
(in millions of U.S. dollars, except percentage amounts)	Cott	America	DSS	U.K.	All Other
Change in revenue	$8.8	$(124.0)	$28.7	$103.6	$0.5

Impact of foreign exchange[1]	(19.1)	10.9	—	(31.0)	1.0

Change excluding foreign exchange	$(10.3)	$(113.1)	$28.7	$72.6	$1.5

Percentage change in revenue	0.4%	(8.1)%	—	21.0%	0.8%

Percentage change in revenue excluding foreign exchange	(0.5)%	(7.4)%	—	14.7%	2.3%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2013:

	For the Year Ended December 28, 2013
		North
(in millions of U.S. dollars, except percentage amounts)	Cott	America	U.K.	All Other
Change in revenue	$(156.6)	$(172.2)	$21.1	$(5.5)
Impact of foreign exchange[1]	10.8	5.3	6.4	(0.9)

Change excluding foreign exchange	$(145.8)	$(166.9)	$27.5	$(6.4)

Percentage change in revenue	(7.0)%	(10.1)%	4.5%	(7.9)%

Percentage change in revenue excluding foreign exchange	(6.5)%	(9.8)%	5.8%	(9.1)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2012:

	For the Year Ended December 29, 2012
		North
(in millions of U.S. dollars, except percentage amounts)	Cott	America	U.K.	All Other
Change in revenue	$(84.0)	$(101.9)	$25.3	$(7.4)
Impact of foreign exchange[1]	14.4	4.7	6.0	3.7

Change excluding foreign exchange	$(69.6)	$(97.2)	$31.3	$(3.7)

Percentage change in revenue	(3.6)%	(5.6)%	5.6%	(9.6)%

Percentage change in revenue excluding foreign exchange	(3.0)%	(5.4)%	7.0%	(4.8)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three months and year ended January 3, 2015 and December 28, 2013, respectively.

	For the Three Months Ended		For the Year Ended
	January 3,	December 28,	January 3,	December 28,
	2015	2013	2015	2013
(in millions of U.S. dollars)
Net income (loss) attributed to Cott Corporation	$18.7	$(11.2)	$10.0	$17.0
Interest expense, net	12.5	12.2	39.7	51.6
Income tax (benefit) expense	(65.2)	(0.5)	(61.4)	1.8
Depreciation & amortization	33.1	26.1	110.7	100.6
Net income attributable to non-controlling interests	1.5	1.1	5.6	5.0
Accumulated dividends on preferred shares	0.8	—	0.8	—

EBITDA	$1.4	$27.7	$105.4	$176.0
Restructuring and asset impairments	—	—	4.1	2.0
Bond redemption and other financing costs	—	12.7	25.2	12.7
Tax reorganization and regulatory costs	—	0.9	0.9	1.4
Acquisition and integration costs, net	39.6	1.1	40.7	4.1
Unrealized commodity hedging loss, net	1.2	—	1.2	—
Unrealized foreign exchange (gain) loss, net	(2.2)	—	(0.5)	(0.7)
Loss on disposal of property, plant & equipment[1]	2.7	0.6	3.2	2.4

Adjusted EBITDA	$42.7	$43.0	$180.2	$197.9

1.	Loss on disposal of property, plant & equipment excludes cash proceeds received.

The following table summarizes our adjusted net income and adjusted earnings per share for the three months and year ended January 3, 2015 and December 28, 2013, respectively.

	For the Three Months Ended		For the Year Ended
	January 3,	December 28,	January 3,	December 28,
(in millions of U.S. dollars, except share amounts)	2015	2013	2015	2013
Net income (loss) attributed to Cott Corporation	$18.7	$(11.2)	$10.0	$17.0
Restructuring and asset impairments, net of tax	(0.2)	(0.1)	3.0	1.8
Bond redemption and other financing costs, net of tax	(9.4)	12.7	15.8	12.7
Tax reorganization and regulatory costs, net of tax	(0.3)	0.9	0.6	1.4
Acquisition and integration costs, net of tax	24.7	0.8	25.1	3.4
Unrealized commodity hedging loss, net of tax	0.8	—	0.8	—
Unrealized foreign exchange (gain) loss, net of tax	(1.7)	(0.1)	(0.3)	(0.6)
Loss on disposal of property, plant & equipment, net of tax[1]	1.7	0.5	2.1	2.3

Adjusted net income attributed to Cott Corporation	$34.3	$3.5	$57.1	$38.0

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.37	$0.04	$0.61	$0.40
Diluted	$0.37	$0.04	$0.60	$0.40
Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	93.0	94.2	93.8	94.8
Diluted, excluding dilutive effect of convertible preferred shares	93.8	94.9	94.8	95.6

1.	Loss on disposal of property, plant & equipment, net of tax, excludes cash proceeds received.

For the purposes of our calculation of diluted adjusted net income per common share attributable to Cott Corporation, we have continued to reflect the impact of accumulated dividends on the Convertible Preferred Shares, as they represent an economic cost to the Company. The dilutive effect of the Convertible Preferred Shares has been eliminated, as the Convertible Preferred Shares are not convertible until the third anniversary of their issuance.

The following table summarizes our free cash flow and adjusted free cash flow for the three months and year ended January 3, 2015 and December 28, 2013, respectively:

	For the Three Months Ended
	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
Net cash provided by operating activities	$19.1	$92.3
Less: Capital expenditures	(15.3)	(10.9)

Free Cash Flow	$3.8	$81.4
Plus:
Bond redemption cash costs	—	9.9
53rd week interest payment 2022 Notes	14.7	—
DSS Acquisition related cash costs	32.2	—
Cash collateral[1]	29.4	—

Adjusted Free Cash Flow[2]	$80.1	$91.3

	For the Year Ended
	January 3,	December 28,
	2015	2013

Net cash provided by operating activities	$56.7	$154.9
Less: Capital expenditures	(46.7)	(55.3)

Free Cash Flow	$10.0	$99.6

Plus:
Bond redemption cash costs	20.8	9.9
53rd week interest payment 2022 Notes	14.7	—
DSS Acquisition related cash costs	32.2	—
Cash collateral [1]	29.4	—

Adjusted Free Cash Flow[2]	$107.1	$109.5

1.	In connection with the DSS Acquisition, $29.4 million was required to cash collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings against our ABL facility, and the cash collateral is included within prepaid and other current assets on our Consolidated Balance Sheet at January 3, 2015. Subsequent to January 3, 2015 additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company, which was used to repay a portion of our outstanding ABL facility.

2.	Includes $5.6 million of DSS’s free cash flow from the acquisition date.

The following table summarizes our adjusted SG&A expenses for the three months and year ended January 3, 2015 and December 28, 2013, respectively:

	For the Three Months Ended
	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
SG&A expenses	$104.1	$45.1
Less: Acquisition and integration costs	37.9	1.1

Adjusted SG&A expenses	$66.2	$44.0

	For the Year Ended
	January 3,	December 28,
	2015	2013
SG&A expenses	$255.0	$183.4
Less: Acquisition and integration costs	41.3	3.1

Adjusted SG&A expenses	$213.7	$180.3

The following unaudited financial information for the three months and year ended January 3, 2015 and December 28, 2013, respectively, represents the activity of Calypso and Aimia for such periods. Calypso and Aimia were combined with our U.K. operations as of their respective dates of acquisition:

	For the Three Months Ended
(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
Revenue
U.K.	$152.5	$126.1
Less:
Calypso	(10.7)	(10.8)
Aimia	(30.6)	—

U.K. excluding Calypso and Aimia	$111.2	$115.3

	For the Year Ended
(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
Revenue
U.K.	$597.9	$494.3
Less:
Calypso	(60.0)	(30.7)
Aimia	(62.3)	—

U.K. excluding Calypso and Aimia	$475.6	$463.6

The following unaudited financial information for the three months and year ended January 3, 2015 and December 28, 2013, respectively, represents the activity of DSS for such periods. DSS was combined with our consolidated operations as of its date of acquisition:

	For the Three Months Ended
(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
Revenue
Cott Corporation	$543.5	$481.6
Less:
DSS	(28.7)	—

Cott Corporation excluding DSS	$514.8	$481.6

	For the Year Ended
(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
Revenue
Cott Corporation	$2,102.8	$2,094.0
Less:
DSS	(28.7)	—

Cott Corporation excluding DSS	$2,074.1	$2,094.0

2014 versus 2013

Revenue increased $8.8 million, or 0.4%, in 2014 from 2013. Excluding the impact of foreign exchange, revenue decreased 0.5% due primarily to the competitive pricing environment and product mix shift into contract manufacturing in our North America and U.K. reporting segments.

2013 versus 2012

Revenue decreased $156.6 million, or 7.0%, in 2013 from 2012. Excluding the impact of foreign exchange, revenue decreased 6.5% due primarily to general market decline in the North America CSD category, prolonged aggressive promotional activity from the national brands in North America as well as the exiting of case pack water.

Revenue Results for Reporting Segments

2014 versus 2013

North America revenue decreased $124.0 million, or 8.1%, in 2014 from 2013. Excluding the impact of foreign exchange, revenue decreased 7.4% due primarily to the competitive pricing environment and an overall product mix shift into contract manufacturing. Revenue associated with contract manufacturing typically does not include a charge for ingredients and packaging as the customer provides these commodities and thus bears the risk of commodity cost increases. This results in revenues growing at a lower rate than increases in volumes.

The Company acquired DSS on December 12, 2014, and $28.7 million in revenues was included in our Consolidated Statement of Operations for the year ended January 3, 2015 to reflect two weeks of DSS operations.

U.K. revenue increased $103.6 million, or 21.0%, in 2014 from 2013, due primarily to the Aimia Acquisition in 2014 and a full year of revenue in 2014 associated with the Calypso Soft Drinks Acquisition in 2013, partially offset by a product mix shift in the core U.K. business. Excluding the impact of foreign exchange, U.K. revenue increased 14.7% in 2014 from 2013.

All Other revenue increased $0.5 million, or 0.8%, in 2014 from 2013, due primarily to increased higher margin contract manufacturing and export customers, partially offset by the exiting of low gross margin business. Excluding the impact of foreign exchange, revenue increased 2.3% in 2014 from 2013.

2013 versus 2012

North America revenue decreased $172.2 million, or 10.1%, in 2013 from 2012. Excluding the impact of foreign exchange, revenue decreased 9.8%, due primarily to the general market decline in the North American CSD category, prolonged aggressive promotional activity from the national brands in North America as well as the exiting of case pack water. Net selling price per serving (which is net revenue divided by filled serving volume) increased 0.8% in 2013 from 2012.

United Kingdom revenue increased $21.1 million, or 4.5%, in 2013 from 2012, due primarily to the Calypso Soft Drinks Acquisition and an increase in net selling price per serving. Net selling price per serving case increased 2.3% in 2013 from 2012. Excluding the impact of foreign exchange, U.K. revenue increased 5.8% in 2013 from 2012.

All Other revenue decreased $5.5 million, or 7.9%, in 2013 from 2012, due primarily to the exiting of low gross margin business, partially offset by increased higher margin contract manufacturing and export customers. Net selling price per serving case increased 28.2% in 2013 from 2012. Excluding the impact of foreign exchange, revenue decreased 9.1% in 2013 from 2012.

Cost of Sales

2014 versus 2013

Cost of sales represented 86.9% of revenue in 2014 compared to 86.8% in 2013. The overall cost of sales relative to revenues was flat as the positive impact of the growth in contract manufacturing, juice and drinks, sparkling/flavored water as well as a full year of the Calypso business and the additions of the Aimia and DSS businesses during the year offset the negative impact of higher fixed cost absorption due to lower CSD volumes during the year which resulted from the aggressive promotional pricing of the national brands.

2013 versus 2012

Cost of sales represented 86.8% of revenue in 2013 compared to 86.1% in 2012. The increase in cost of sales as a percentage of revenue was due primarily to unfavorable fixed cost absorption associated with lower global volumes.

Gross Profit

2014 versus 2013

Gross profit as a percentage of revenue was 13.2% in 2014 and 2013, as increases due to the addition of the Calypso, Aimia and DSS businesses were offset by the competitive pricing environment, additional freight and transportation costs associated with the growth of our contract manufacturing business in North America, and increased costs in our U.K. operations as we ended the year holding more inventory with third parties as we implement a new warehouse management system.

2013 versus 2012

Gross profit as a percentage of revenue decreased to 13.2% in 2013 from 13.9% in 2012, due primarily to lower global volumes which resulted in unfavorable fixed cost absorption.

Selling, General and Administrative Expenses

2014 versus 2013

SG&A expenses in 2014 increased $71.6 million, or 39.0%, from 2013. The increase in SG&A expenses was due primarily to acquisition and integration costs and SG&A expenses associated with the addition of the DSS and Aimia businesses and a full year of SG&A expenses associated with the Calypso business, higher employee-related incentive costs and the inclusion of a 53rd week. As a percentage of revenue, SG&A expenses were 12.1% in 2014 and 8.8% in 2013.

2013 versus 2012

SG&A expenses in 2013 decreased $17.4 million, or 8.7%, from 2012. The decrease in SG&A expenses was due primarily to lower employee-related costs, reduced information technology costs, and a reduction in professional fees and similar costs. As a percentage of revenue, SG&A expenses were 8.8% in 2013 and 8.9% in 2012.

Restructuring and Asset Impairments

2014 versus 2013

During 2014, we implemented a restructuring plan (the “2014 Restructuring Plan”), which involved the closure of two of our smaller plants, one located in North America and the other in the United Kingdom. For the year ended January 3, 2015, in connection with the 2014 Restructuring Plan, we incurred charges of approximately $4.1 million related primarily to employee redundancy costs and relocation of assets, as well as non-cash charges related to asset impairments and accelerated depreciation on property, plant and equipment.

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

Operating Income

2014 versus 2013

Operating income in 2014 was $15.7 million compared to operating income of $88.2 million in 2013. Overall, operating income decreased by $72.5 million, or 82.2%, as a result of higher SG&A expenses, losses incurred on the disposal of property, plant and equipment, and certain restructuring and asset impairment charges.

2013 versus 2012

Operating income in 2013 was $88.2 million compared to operating income of $110.1 million in 2012. Overall, operating income decreased by $21.9 million, or 19.9%, as a result of lower gross profit as a percentage of revenue partially offset by lower SG&A expenses.

Other Expense (Income), Net

2014 versus 2013

Other expense increased $8.2 million, or 64.1% from 2013 due primarily to costs associated with the redemption of $375.0 million aggregate principal amount of our 2018 Notes.

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

Interest Expense, Net

2014 versus 2013

Net interest expense decreased $11.9 million, or 23.1% from 2013 due primarily to the redemption of $375.0 million of our 2018 Notes, partially offset by the issuance of $525.0 million of our 2022 Notes and the assumption of the DSS Notes as part of the DSS Acquisition.

2013 versus 2012

Net interest expense in 2013 decreased by $2.6 million, or 4.8% from 2012 due primarily to the redemption of $200.0 million of our 2017 Notes as well as an amendment to our ABL facility to more favorable terms.

Income Taxes

2014 versus 2013

In 2014, we recorded income tax benefit of $61.4 million compared to an income tax expense of $1.8 million in 2013. The difference was due primarily to the release of our U.S. federal valuation allowance and the expected future benefit of pre-tax losses in connection with the DSS Acquisition, due to the anticipated timing of deferred tax asset and liability reversal in future periods, as well as projections of future taxable income in the U.S.

2013 versus 2012

In 2013, we recorded income tax expense of $1.8 million compared to $4.6 million in 2012. The difference was due primarily to a reduction in pre-tax income during 2013.

Liquidity and Capital Resources

The following table summarizes our cash flows for 2014, 2013 and 2012 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
(in millions of U.S. dollars)	January 3, 2015	December 28, 2013	December 29, 2012
Net cash provided by operating activities	$56.7	$154.9	$173.0
Net cash used in investing activities	(850.3)	(71.6)	(80.4)
Net cash provided by (used in) financing activities	835.7	(213.3)	(16.2)
Effect of exchange rate changes on cash	(3.1)	(2.2)	2.1

Net increase (decrease) in cash & cash equivalents	39.0	(132.2)	78.5
Cash & cash equivalents, beginning of period	47.2	179.4	100.9

Cash & cash equivalents, end of period	$86.2	$47.2	$179.4

Operating Activities

Cash provided by operating activities in 2014 was $56.7 million compared to $154.9 million in 2013 and $173.0 million in 2012. The $98.2 million decrease in 2014 compared to 2013 was due primarily to lower net income driven by acquisition related and bond redemption costs, decreased deferred tax balances driven by the release of U.S. federal valuation allowance, and a reduction in outstanding accounts payable and accrued expense balances.

The $18.1 million decrease in 2013 compared to 2012 was due primarily to lower net income, tax adjustments, receipt of a deposit and reduced inventory balances excluding the Calypso Soft Drinks Acquisition.

Investing Activities

Cash used in investing activities was $850.3 million in 2014 compared to $71.6 million in 2013 and $80.4 million in 2012. The $778.7 million increase in 2014 compared to 2013 was due primarily to the increase in acquisition activity with the DSS Acquisition and the Aimia Acquisition, partially offset by the use of less cash for equipment purchases.

The $8.8 million decrease in 2013 compared to 2012 was due primarily to using less cash for equipment purchases, partially offset by an increase in acquisition activity (namely, the Calypso Soft Drinks Acquisition).

Financing Activities

Cash provided by financing activities was $835.7 million in 2014 compared to cash used of $213.3 million in 2013 and $16.2 million in 2012. The $1,049.0 million increase in cash provided was due to the issuance of our 2020 Notes and 2022 Notes, net of cash paid for financing costs and an increase in outstanding borrowings under our ABL facility, partially offset by an increase in the redemption of long term debt and payment of deferred consideration associated with the Aimia Acquisition.

The $197.1 million increase in cash used in 2013 compared to 2012 was due primarily to our redemption of $200.0 million aggregate principal amount of our 2017 Notes, a full year of dividend payments, increased share repurchase activity, and payments of long term debt associated with the Calypso Soft Drinks Acquisition, partially offset by an increase in outstanding borrowings under our ABL facility during the period.

Financial Liquidity

As of January 3, 2015, we had $1,798.0 million of debt and $86.2 million of cash and cash equivalents compared to $458.2 million of debt and $47.2 million of cash and cash equivalents as of December 28, 2013.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, debt service obligations, and dividend payments on Preferred Shares for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or the 2020 Notes, the 2022 Notes, or the DSS Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2020 Notes, 2022 Notes, and DSS Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

As of January 3, 2015, our total availability under the ABL facility was $317.2 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets). We had $229.0 million of outstanding borrowings under the ABL facility and $6.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $81.3 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

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

In 2014, we declared a dividend of $0.06 per common share each quarter for an aggregate dividend payment of approximately $22.0 million. During 2014, we repurchased 1,744,131 common shares for approximately $12.1 million through open market transactions.

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments, the write off of approximately $4.0 million in deferred financing fees and discount charges, and other costs of approximately $0.5 million.

On February 19, 2014, we redeemed the remaining $15.0 million aggregate principal amount of the 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as the write off of approximately $0.3 million in deferred financing fees and discount charges.

On June 24, 2014, we issued $525.0 million of our 2022 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. We incurred $9.2 million of financing fees in connection with the issuance of the 2022 Notes.

On June 24, 2014, we used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million, the write off of approximately $3.0 million in deferred financing fees, and other costs of approximately $0.2 million. The 2018 Notes were retired upon repurchase.

On July 9, 2014 and July 24, 2014, we redeemed the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and the write off of approximately $0.8 million in deferred financing fees.

On December 12, 2014, we issued $625.0 million of our 2020 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes. In connection with the DSS Acquisition, we assumed $350.0 million of the DSS Notes. We incurred $26.5 million of consent solicitation fees and bridge financing commitment fees related to the assumption of the DSS Notes.

We may, from time to time, depending on market conditions, including without limitation whether the 2020 Notes, the 2022 Notes, or the DSS Notes are then trading at a discount to their face amount, repurchase the 2020 Notes, the 2022 Notes, or the DSS Notes for cash and/or in exchange for shares of our common stock, warrants, preferred stock, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in aggregate, may be material. However, the covenants in our ABL facility subject such purchases to certain limitations and conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of January 3, 2015.

Contractual Obligations

The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of January 3, 2015:

		Payments due by period
(in millions of U.S. dollars)	Total	2015	2016	2017	2018	2019	Thereafter
6.750% Senior notes due in 2020	$625.0	$—	$—	$—	$—	$—	$625.0
10.000% Senior notes due in 2021[1]	350.0	—	—	—	—	—	350.0
5.375% Senior notes due in 2022	525.0	—	—	—	—	—	525.0
ABL facility[2]	229.0	229.0	—	—	—	—	—
GE Term Loan[3]	8.2	2.0	2.2	2.2	1.8	—	—
Contingent consideration[4]	19.0	—	19.0	—	—	—	—
Deferred consideration	3.9	3.8	0.1	—	—	—	—
Capital leases and other long-term debt	5.2	2.0	1.5	0.8	0.2	0.2	0.5
Interest expense[5]	662.2	110.7	105.6	105.5	105.3	105.2	129.9
Operating leases	214.7	28.3	27.2	23.8	20.2	17.7	97.5
Guarantee purchase equipment	5.0	5.0	—	—	—	—	—
Pension obligations	3.0	3.0	—	—	—	—	—
Purchase obligations[6]	209.0	133.1	26.2	19.0	6.7	6.1	17.9

Total[7]	2,859.2	516.9	181.8	151.3	134.2	129.2	1,745.8

1.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The fair value premium of $56.0 million is being amortized to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.
2.	The ABL facility is considered a current liability. As of January 3, 2015, we had $229.0 million of outstanding borrowings under the ABL facility.
3.	In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at a 5.23% interest rate.
4.	Contingent consideration is the estimated undiscounted cash payment associated with the Aimia Acquisition payable in 2016.

5.	Interest expense includes fixed interest on the 2020 Notes, the 2022 Notes, the DSS Notes, the GE Term Loan, the ABL facility, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.
6.	Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
7.	The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $12.5 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt

Our total debt as of January 3, 2015 and December 28, 2013 was as follows:

(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
8.375% senior notes due in 2017 [1]	$—	$14.9
8.125% senior notes due in 2018	—	375.0
6.750% senior notes due in 2020	625.0	—
10.000% senior notes due in 2021 [2]	405.6	—
5.375% senior notes due in 2022	525.0	—
ABL facility	229.0	50.8
GE Term Loan	8.2	10.3
Capital leases and other debt financing	5.2	7.2

Total debt	1,798.0	458.2
Less: Short-term borrowings and current debt:
ABL facility	229.0	50.8

Total short-term borrowings	229.0	50.8
GE Term Loan—current maturities	2.0	1.9
Capital leases and other debt financing—current maturities	2.0	2.0

Total current debt	233.0	54.7

Total long-term debt	$1,565.0	$403.5

1.	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009. The unamortized discount balance at December 28, 2013 was $0.1 million.
2.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The fair value premium of $56.0 million is being amortized to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.

Asset-Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our North America, U.K. and Mexico operations. In connection with our acquisition of substantially all of the assets and liabilities of Cliffstar Corporation and its affiliated companies (the “Cliffstar Acquisition”), we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the Note Offering and the application of net proceeds therefrom, the Equity Offering and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility.

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date. We incurred $1.2 million of financing fees in connection with the amendment of the ABL facility.

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300.0 million, as well an increase to the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350.0 million, subject to certain conditions, (2) extend the maturity date and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.7 million of financing fees in connection with the amendment of the ABL facility.

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

On December 12, 2014, we amended the ABL facility to, among other things, provide an increase in the lenders’ commitments under the ABL facility to $400.0 million, an increase to the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $450.0 million, subject to certain conditions, and an extension of the maturity date to the earliest of (i) December 12, 2019, (ii) June 12, 2019, if we have not redeemed, repurchased or refinanced the 2020 Notes by May 28, 2019, or (iii) any earlier date on which the commitments under the ABL facility are reduced to zero or otherwise terminated. We incurred approximately $1.7 million of financing fees in connection with the amendment of the ABL facility.

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

As of January 3, 2015, we had $229.0 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $6.9 million of letters of credit, was $164.1 million as of January 3, 2015. The weighted average effective interest rate at January 3, 2015 on our outstanding LIBOR and Prime loans was 2.2%. The effective interest rates are based on our consolidated leverage ratio.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of 2022 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The 2022 Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee. The issuer of the 2022 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2022 Notes. The interest on the 2022 Notes is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2015.

We incurred $9.2 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

10.00% Senior Notes due in 2021

On August 30, 2013, DS Services of America, Inc. (formerly DS Waters of America, Inc.) issued $350.0 million of DSS Notes to qualified purchasers in a private placement under Rule 144A and Regulations S under the Securities Act. The DSS Notes were issued under an indenture with Wilmington Trust, National Association, as trustee and as collateral agent. The interest on the DSS Notes is payable semi-annually on March 1st and September 1st of each year commencing on March 1, 2014. Pursuant to a consent solicitation statement dated November 13, 2014, as amended on November 25, 2014, and its accompanying consent letter dated November 13, 2014, DSS solicited consent from the holders of the DSS Notes to certain modifications and amendments to the August 30, 2013 indenture and related security documents. On December 2, 2014, the requisite consents from the holders of the DSS Notes were obtained, with a consent payment of approximately $19.2 million. At the DSS Acquisition closing, our wholly-owned U.S. subsidiary Cott Beverages, Inc., and we and most of our U.S., Canadian and U.K. subsidiaries executed a supplemental indenture to be added as guarantors to the DSS Notes.

The DSS Notes were recorded at their fair value of $406.0 million as part of the DSS Acquisition. The difference between the fair value and the principal amount of $350.0 million is amortized as a component of interest expense over the remaining contractual term of the DSS Notes.

6.75% Senior Notes due in 2020

On December 12, 2014, we issued $625.0 million of 2020 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The 2020 Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee. The issuer of the 2020 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2020 Notes. The interest on the 2020 Notes is payable semi-annually on January 1st and July 1st of each year commencing on July 1, 2015.

We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes. The financing fees are being amortized using the effective interest method over a five-year period, which represents the term to maturity of the 2020 Notes.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of 2018 Notes. The issuer of the 2018 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc., and most of our North America and U.K. subsidiaries guaranteed the 2018 Notes. The interest on the 2018 Notes was payable semi-annually on March 1st and September 1st of each year.

We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes. The financing fees were amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2018 Notes.

On June 24, 2014, we used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes. On July 9, 2014 and July 24, 2014, we redeemed the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemptions included approximately $20.0 million in premium payments as well as accrued interest of approximately $10.0 million, the write off of approximately $3.8 million in deferred financing fees, and other costs of approximately $0.2 million.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of 2017 Notes. The 2017 Notes were issued at a $3.1 million discount by our wholly-owned U.S. subsidiary Cott Beverages Inc., and most of our North America and U.K. subsidiaries guaranteed the 2017 Notes. The interest on the 2017 Notes was payable semi-annually on May 15th and November 15th of each year.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees were amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2017 Notes.

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments, the write off of approximately $4.0 million in deferred financing fees and discount charges, and other costs of approximately $0.5 million.

On February 19, 2014, we redeemed the remaining $15.0 million aggregate principal amount of the 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments, as well as the write off of approximately $0.3 million in deferred financing fees and discount charges.

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with GE Capital for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at a 5.23% interest rate.

Credit Ratings and Covenant Compliance

Credit Ratings

Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.

As of January 3, 2015, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B2	B
2020 Notes	B3	B-
DSS Notes	Ba3	BB-
2022 Notes	B3	B-
Outlook	Stable	Stable

Any downgrade of our credit ratings by either Moody’s or S&P could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.

Covenant Compliance

5.375% Senior Notes due in 2022

Under the indenture governing the 2022 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of January 3, 2015, we were in compliance with all of the covenants under the 2022 Notes and there have been no amendments to any such covenants since the 2022 Notes were issued.

10.000% Senior Notes due in 2021

Under the indenture governing the DSS Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of January 3, 2015, we were in compliance with all of the covenants under the DSS Notes and there have been no amendments to any such covenants since the DSS Notes were assumed by us.

6.750% Senior Notes due in 2020

Under the indenture governing the 2020 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of January 3, 2015, we were in compliance with all of the covenants under the 2020 Notes and there have been no amendments to any such covenants since the 2020 Notes were issued.

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we were subject to a number of covenants, including covenants that limited our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The 2018 Notes are no longer outstanding, but at all times prior to the redemption of the 2018 Notes on July 24, 2014, we were in compliance with all of the covenants under the 2018 Notes.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we were subject to a number of covenants, including covenants that limited our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The 2017 Notes are no longer outstanding, but at all times prior to the redemption of the 2017 Notes on February 19, 2014, we were in compliance with all of the covenants under the 2017 Notes.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $40.0 million. If excess availability is less than the greater of 12.5% of the aggregate availability under the ABL facility or $50.0 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of January 3, 2015.

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On May 1, 2012, our board of directors authorized the repurchase of up to $35.0 million of our common shares in the open market or through privately negotiated transactions over a 12-month period through either a 10b5-1 automatic trading plan or at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. During the second quarter of 2012, we repurchased 35,272 common shares for approximately $0.3 million through open market transactions. On April 30, 2013, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2013. During 2013, we repurchased 1,245,027 common shares for approximately $10.0 million through open market transactions. On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of Cott’s then-effective share repurchase program on May 21, 2014. During 2014, we repurchased 1,587,377 common shares for approximately $11.0 million through open market transactions. In connection with the DSS Acquisition, we suspended our share repurchase program.

Tax Withholding

In the fourth quarter of 2012, 356,379 shares of our previously-issued common stock were withheld from delivery to our employees to satisfy their tax obligations related to stock-based awards. No such withholdings occurred during 2013. During 2014, 156,754 shares of our previously-issued common stock were withheld from delivery to our employees to satisfy their tax obligations related to stock-based awards.

Capital structure

Since December 28, 2013, equity has decreased by $55.5 million. The decrease was primarily the result of dividend payments of $22.8 million, $12.1 million in common share repurchases, $8.5 million of distributions to non-controlling interests, $29.9 million of foreign currency translation losses on the net assets of self-sustaining foreign operations, and $4.0 million in pension benefit plan adjustments, partially offset by net income of $16.4 million and $5.8 million of share-based compensation expense.

Dividend payments

Beginning in the fourth quarter of 2012, our board of directors has declared a dividend on our common shares on a quarterly basis. The board of directors declared a quarterly dividend of $0.06 per common share in each quarter during 2013 and 2014 for an aggregate dividend payment of approximately $21.9 million and $22.0 million, respectively. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2020 Notes, the 2022 Notes and the DSS Notes, the terms of the Preferred Shares, as well as other factors that the board of directors may deem relevant from time to time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not trade market risk sensitive instruments.

Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 36.8% of 2014 revenue and 33.7% of 2013 revenue, and are concentrated principally in the United Kingdom, Canada and Mexico. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso for the year ended January 3, 2015, would result in our revenues in 2014 changing by $77.4 million and our gross profit in 2014 changing by $8.9 million. This change would be material to our cash flows and our results of operations.

Our primary exposure to foreign currency exchange rates relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold. In 2014, we entered into foreign currency contracts to hedge some of these currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). We do not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of non-performance by the counterparties, which we minimize by limiting our counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are $1.0 million, are estimated using market quotes. As of January 3, 2015, we had outstanding foreign exchange contracts with notional amounts of $22.5 million.

Debt obligations and interest rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $229.0 million of ABL borrowings outstanding as of January 3, 2015, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $6.9 million of outstanding letters of credit) would result in additional interest expense of approximately $2.3 million. The weighted average interest rate of our outstanding ABL facility at January 3, 2015 was 2.2%.

We regularly review the structure of our indebtedness and consider changes to the proportion of variable versus fixed rate debt through refinancing, interest rate swaps or other measures in response to the changing economic environment. Historically, we have not used derivative instruments to manage interest rate risk. If we use and fail to manage these derivative instruments successfully, or if we are unable to refinance our indebtedness or otherwise increase our debt capacity in response to changes in the marketplace, the expense associated with debt service could increase. This would negatively affect our financial condition and profitability.

The information below summarizes our market risks associated with long-term debt obligations as of January 3, 2015. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of January 3, 2015.

	Debt Obligations
	Outstanding debt	Weighted average
(in millions of U.S. dollars, except percentage amounts)	balance	interest rate
Debt maturing in:
2015	$233.0	2.2%
2016	3.7	5.4%
2017	3.0	5.4%
2018	2.0	5.6%
2019	0.2	9.4%
Thereafter[1]	1,500.5	7.0%

Total	$1,742.4

1.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The fair value premium of $56.0 million is being amortized to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum for cans and ends, resin for PET, HDPE and polycarbonate bottles, caps and preforms, corn for HFCS, sugar, fruit and fruit concentrates. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities, as well as derivative financial instruments. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $23.0 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 3, 2015 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2015, and concluded that it was effective as of January 3, 2015.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm, who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Aimia Acquisition: As permitted by SEC staff interpretive guidance for newly acquired businesses, management has excluded the Aimia business from its assessment of internal control over financial reporting as of January 3, 2015 because it consummated the Aimia Acquisition in May 2014. Aimia’s total assets and total revenues represent 5.3% and 3.0%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended January 3, 2015.

DSS Acquisition: As permitted by SEC staff interpretive guidance for newly acquired businesses, management has excluded the DSS business from its assessment of internal control over financial reporting as of January 3, 2015 because it consummated the DSS Acquisition in December 2014. DSS’s total assets and total revenues represent 50.6% and 1.4%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended January 3, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended January 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy circular for the 2015 Annual and Special Meeting of Shareowners, which will be filed within 120 days after January 3, 2015 (the “2015 Proxy Circular”). The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our 2015 Proxy Circular. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

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

Section 16(a) Beneficial ownership reporting compliance

The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2015 Proxy Circular.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” section of our 2015 Proxy Circular.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2015 Proxy Circular.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2015 Proxy Circular.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Certified Public Accounting Firm” section of our 2015 Proxy Circular.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as part of this report are as follows:

1. Financial Statements

The consolidated financial statements and accompanying report of a registered independent certified public accounting firm are listed in the Index to Consolidated Financial Statements and are filed as part of this report.

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
Date: March 4, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ JERRY FOWDEN Jerry Fowden Chief Executive Officer, Director (Principal Executive Officer) Date: March 4, 2015	/S/ GREGORY MONAHAN Gregory Monahan Director Date: March 4, 2015

/S/ JAY WELLS Jay Wells Chief Financial Officer (Principal Financial Officer) Date: March 4, 2015	/S/ MARIO PILOZZI Mario Pilozzi Director Date: March 4, 2015

/S/ GREGORY LEITER Gregory Leiter Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer) Date: March 4, 2015	/S/ GEORGE A. BURNETT George A. Burnett Director Date: March 4, 2015

/S/ DAVID T. GIBBONS David T. Gibbons Chairman, Director Date: March 4, 2015	/S/ ANDREW PROZES Andrew Prozes Director Date: March 4, 2015

/S/ MARK BENADIBA Mark Benadiba Director Date: March 4, 2015	/S/ GRAHAM SAVAGE Graham Savage Director Date: March 4, 2015

/S/ STEPHEN H. HALPERIN Stephen H. Halperin Director Date: March 4, 2015	/S/ ERIC ROSENFELD Eric Rosenfeld Director Date: March 4, 2015

/S/ BETTY JANE HESS Betty Jane Hess Director Date: March 4, 2015

COTT CORPORATION

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Cott Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of income and comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, the financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Aimia Foods Holdings Limited (“Aimia”) and DSS Group, Inc. (“DSS Group”) from its assessment of internal control over financial reporting as of January 3, 2015 because the companies were acquired in May 2014 and December 2014 respectively. We have also excluded Aimia and DSS Group from our audit of internal control over financial reporting. Aimia is a wholly owned subsidiary whose total assets and total revenues represent 5.3% and 3.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015. DSS Group is a wholly owned subsidiary whose total assets and total revenues represent 50.6% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 4, 2015

COTT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars except share and per share amounts)

	For the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Revenue, net	$2,102.8	$2,094.0	$2,250.6
Cost of sales	1,826.3	1,818.6	1,937.9

Gross profit	276.5	275.4	312.7
Selling, general and administrative expenses	255.0	183.4	200.8
Loss on disposal of property, plant & equipment	1.7	1.8	1.8
Restructuring and asset impairments
Restructuring	2.4	2.0	—
Asset impairments	1.7	—	—

Operating income	15.7	88.2	110.1
Contingent consideration earn-out adjustment	—	—	0.6
Other expense (income), net	21.0	12.8	(2.0)
Interest expense, net	39.7	51.6	54.2

(Loss) income before income taxes	(45.0)	23.8	57.3
Income tax (benefit) expense	(61.4)	1.8	4.6

Net income	$16.4	$22.0	$52.7
Less: Net income attributable to non-controlling interests	5.6	5.0	4.5
Less: Accumulated dividends on convertible preferred shares	0.6	—	—
Less: Accumulated dividends on non-convertible preferred shares	0.2	—	—

Net income attributed to Cott Corporation	$10.0	$17.0	$48.2

Net income per common share attributed to
Cott Corporation
Basic	$0.11	$0.18	$0.51
Diluted	0.10	0.18	0.50
Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	93,777	94,750	94,553
Diluted	95,900	95,633	94,775
Dividends declared per common share	$0.24	$0.24	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions of U.S. dollars)

	For the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net income	$16.4	$22.0	$52.7
Other comprehensive (loss) income:
Currency translation adjustment	(29.9)	(5.1)	10.7
Pension benefit plan, net of tax[1]	(4.0)	0.7	1.4

Total other comprehensive (loss) income	(33.9)	(4.4)	12.1

Comprehensive (loss) income	$(17.5)	$17.6	$64.8
Less: Comprehensive income attributable to non-controlling interests	5.9	5.0	4.3

Comprehensive (loss) income attributed to Cott Corporation	$(23.4)	$12.6	$60.5

1.	Net of the effect of a $0.4 million tax benefit, $0.3 million tax expense and $1.1 million tax expense for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars, except share amounts)

	January 3, 2015	December 28, 2013
ASSETS
Current assets
Cash & cash equivalents	$86.2	$47.2
Accounts receivable, net of allowance of $6.5 ($5.8 as of December 28, 2013)	305.7	203.3
Income taxes recoverable	1.6	1.1
Inventories	271.3	233.1
Prepaid expenses and other current assets	59.3	19.3

Total current assets	724.1	504.0
Property, plant & equipment, net	855.6	480.5
Goodwill	743.6	139.2
Intangibles and other assets, net	781.7	296.2
Deferred income taxes	2.5	3.6
Other tax receivable	0.2	0.2

Total assets	$3,107.7	$1,423.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$229.0	$50.8
Current maturities of long-term debt	4.0	3.9
Accounts payable and accrued liabilities	420.3	297.7

Total current liabilities	653.3	352.4
Long-term debt	1,565.0	403.5
Deferred income taxes	119.9	41.1
Other long-term liabilities	71.8	22.3

Total liabilities	2,410.0	819.3
Commitments and contingencies—Note 19
Convertible preferred shares, $1,000 stated value, 116,054 shares issued	116.1	—
Non-convertible preferred shares, $1,000 stated value, 32,711 shares issued	32.7	—
Equity
Capital stock, no par—93,072,850 (December 28, 2013—94,238,190) shares issued	388.3	392.8
Additional paid-in-capital	46.6	44.1
Retained earnings	158.1	174.8
Accumulated other comprehensive loss	(51.0)	(16.8)

Total Cott Corporation equity	542.0	594.9
Non-controlling interests	6.9	9.5

Total equity	548.9	604.4

Total liabilities, preferred shares and equity	$3,107.7	$1,423.7

Approved by the Board of Directors:

/s/ Graham Savage

Director

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	For the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Operating Activities
Net income	$16.4	$22.0	$52.7
Depreciation & amortization	110.7	100.6	97.3
Amortization of financing fees	2.5	2.8	3.7
Amortization of bond premium	(0.4)	—	—
Share-based compensation expense	5.8	4.0	4.9
(Decrease) increase in deferred income taxes	(65.8)	0.5	3.8
Write-off of financing fees and discount	4.1	4.0	—
Gain on bargain purchase	—	—	(0.9)
Loss on disposal of property, plant & equipment	1.7	1.8	1.8
Asset impairments	1.7	—	—
Other non-cash items	0.3	0.9	(0.4)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1.5	13.9	15.0
Inventories	12.9	(1.0)	(12.1)
Prepaid expenses and other current assets	(25.2)	(1.3)	(0.3)
Other assets	1.7	6.1	0.9
Accounts payable and accrued liabilities, and other liabilities	(6.8)	(1.1)	(2.2)
Income taxes recoverable	(4.4)	1.7	8.8

Net cash provided by operating activities	56.7	154.9	173.0

Investing Activities
Acquisitions, net of cash received	(798.5)	(11.2)	(9.7)
Additions to property, plant & equipment	(46.7)	(55.3)	(69.7)
Additions to intangibles and other assets	(6.9)	(5.9)	(5.2)
Proceeds from sale of property, plant & equipment	1.8	0.2	2.3
Proceeds from insurance recoveries	—	0.6	1.9

Net cash used in investing activities	(850.3)	(71.6)	(80.4)

Financing Activities
Payments of long-term debt	(393.6)	(220.8)	(3.3)
Issuance of long-term debt	1,150.0	—	—
Borrowings under ABL	959.0	131.9	24.5
Payments under ABL	(779.6)	(82.1)	(24.5)
Distributions to non-controlling interests	(8.5)	(6.6)	(5.6)
Financing fees	(24.0)	(0.8)	(1.2)
Common shares repurchased and cancelled	(12.1)	(13.0)	(0.3)
Dividends paid to common and preferred shareholders	(22.8)	(21.9)	(5.8)
Payment of deferred consideration for acquisitions	(32.4)	—	—
Other financing activities	(0.3)	—	—

Net cash provided by (used in) financing activities	835.7	(213.3)	(16.2)

Effect of exchange rate changes on cash	(3.1)	(2.2)	2.1

Net increase (decrease) in cash & cash equivalents	39.0	(132.2)	78.5
Cash & cash equivalents, beginning of period	47.2	179.4	100.9

Cash & cash equivalents, end of period	$86.2	$47.2	$179.4

Supplemental Non-cash Investing and Financing Activities:
Capital lease additions	$—	$1.3	$1.0
Common stock repurchased through accrued expenses	—	—	2.9
Deferred consideration for business acquisitions	19.0	5.1	—
Financing fees	1.5	1.2	—
Preferred Shares issued as consideration for DSS Acquisition	148.8	—	—
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$45.5	$50.9	$51.0
Cash paid (received) for income taxes, net	2.5	0.1	(7.7)

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of U.S. dollars, except share amounts)

	Cott Corporation Equity
	Number of	Number of					Accumulated
	Common	Treasury			Additional	Retained	Other	Non-
	Shares	Shares	Common	Treasury	Paid-in-	Earnings	Comprehensive	Controlling	Total
	(In thousands)	(In thousands)	Shares	Shares	Capital	(Deficit)	(Loss) Income	Interests	Equity
Balance at December 31, 2011	95,101	674	$395.9	$(2.1)	$42.6	$142.2	$(24.7)	$12.4	$566.3
Common shares issued—Director
Share Awards	96	—	—	—	0.7	—	—	—	0.7
Common shares repurchased and cancelled	(392)	—	(3.1)	—	—	(0.1)	—	—	(3.2)
Treasury shares issued—Time- based RSUs	—	(674)	—	2.1	(2.1)	—	—	—	—
Common shares issued—Time- based RSUs	566	—	5.0	—	(5.0)	—	—	—	—
Share-based compensation	—	—	—	—	4.2	—	—	—	4.2
Dividend payment	—	—	—	—	—	(5.8)	—	—	(5.8)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5.6)	(5.6)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	—	—	10.9	(0.2)	10.7
Pension benefit plan, net of tax	—	—	—	—	—	—	1.4	—	1.4
Net income	—	—	—	—	—	48.2	—	4.5	52.7

Balance at December 29, 2012	95,371	—	$397.8	$—	$40.4	$184.5	$(12.4)	$11.1	$621.4

Common shares issued—Director
Share Awards	87	—	—	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(1,251)	—	(5.3)	—	—	(4.8)	—	—	(10.1)
Common shares issued—Time- based RSUs	31	—	0.3	—	(0.3)	—	—	—	—
Share-based compensation	—	—	—	—	3.2	—	—	—	3.2
Dividend payment	—	—	—	—	—	(21.9)	—	—	(21.9)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6.6)	(6.6)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	—	—	(5.1)	—	(5.1)
Pension benefit plan, net of tax	—	—	—	—	—	—	0.7	—	0.7
Net income	—	—	—	—	—	17.0	—	5.0	22.0

Balance at December 28, 2013	94,238	—	$392.8	$—	$44.1	$174.8	$(16.8)	$9.5	$604.4

Common shares issued—Director
Share Awards	112	—	—	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(1,744)	—	(7.8)	—	—	(4.3)	—	—	(12.1)
Common shares issued—Time- based RSUs	467	—	3.3	—	(3.3)	—	—	—	—
Share-based compensation	—	—	—	—	5.0	—	—	—	5.0
Dividend payment	—	—	—	—	—	(22.0)	—	—	(22.0)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8.5)	(8.5)
Preferred shares issuance costs	—	—	—	—	—	(0.4)	—	—	(0.4)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	—	—	(30.2)	0.3	(29.9)
Pension benefit plan, net of tax	—	—	—	—	—	—	(4.0)	—	(4.0)
Preferred shares dividend	—	—	—	—	—	(0.8)	—	—	(0.8)
Net income	—	—	—	—	—	10.8	—	5.6	16.4

Balance at January 3, 2015	93,073	—	$388.3	$—	$46.6	$158.1	$(51.0)	$6.9	$548.9

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas and alcoholic beverages, beverage concentrates, liquid enhancers and freezables, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals.

On December 12, 2014, we completed the acquisition by merger of DSS Group, Inc. (“DSS Group”), parent company to DS Services of America, Inc. and its subsidiaries (collectively “DSS”), a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion. The DSS Acquisition extended our beverage portfolio into new and growing markets, including home and office bottled water delivery services (“HOD”), office coffee services (“OCS”) and filtration services, while creating revenue and cost synergies as well as portfolio expansion.

Note 1—Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.

For the year ended January 3, 2015, we had 53 weeks of activity, compared to 52 weeks of activity for the years ended December 28, 2013 and December 29, 2012. We estimate the additional week contributed $29.1 million of additional revenue and $1.1 million of additional operating income for the year ended January 3, 2015.

At the beginning of 2014, our business operated through three reporting segments: North America, United Kingdom (“U.K.”), and All Other (which includes our Mexico operating segment, our Royal Crown International (“RCI”) operating segment and other miscellaneous expenses) (“All Other”). Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. During the fourth quarter of 2013, management reviewed our reporting segments and determined to combine our Mexico and RCI reporting segments with the segment previously classified as All Other into one segment classified as All Other. Prior year information has been updated to reflect the change in our reporting segments. In December 2014, we added a fourth reporting segment, DSS, in connection with the DSS Acquisition.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the year ended January 3, 2015, the Company concluded that it was appropriate to reclassify the amortization of customer list intangible assets to selling, general and administrative expenses. Previously, such amortization had been classified as cost of sales. Accordingly, the Company has revised the classification to report these expenses under selling, general and administrative expenses in the Consolidated Statement of Operations for the years ended December 28, 2013 and December 29, 2012. The impact of the reclassification to selling, general and administrative expenses from cost of sales as presented in the Consolidated Statement of Operations for the years ended December 28, 2013 and December 29, 2012 is shown in the table below:

	For the Year Ended
(in millions of U.S. dollars)	December 28, 2013	December 29, 2012
Decrease to cost of sales	$(22.7)	$(22.8)
Increase to selling, general and administrative expenses	$22.7	$22.8

This change in classification did not affect net income attributable to Cott Corporation as previously reported in the Consolidated Statements of Operations for any periods presented.

Basis of consolidation

The financial statements consolidate our accounts, our wholly-owned and majority-owned subsidiaries and joint ventures that we control. All intercompany transactions and accounts have been eliminated in consolidation.

Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, accounting for share-based compensation, realization of deferred income tax assets and the resolution of tax contingencies.

Revenue recognition

We recognize revenue, net of sales returns, when ownership passes to customers for products manufactured in our own plants and/or by third parties on our behalf, and when prices to our customers are fixed and collection is reasonably assured. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue. Although we accept returns of products from our customers occasionally, historically returns have not been material.

With regards to DSS, the Company recognizes rental income on filtration, brewers and dispensing equipment at customer locations based on the terms of the related rental agreements, which are generally measured based on 28-day periods. Amounts billed to customers for rental in future periods are deferred and included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

Cost of sales

We record costs associated with the manufacturing of our products in costs of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Costs incurred in shipment of products from our production facilities to customer locations are also reflected in cost of sales, with the exception of shipping and handling costs incurred to deliver products from DSS branch locations to the end-user consumer of those products. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Selling, general and administrative expenses

We record all other expenses not charged to production as selling, general and administrative expenses. Costs incurred to deliver products from DSS branch locations to the end-user consumer are considered a selling expense and are included within selling, general and administrative expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of selling, general and administrative expenses. Advertising costs are not significant to any reporting segment other than DSS. Advertising costs expensed by DSS for the period from acquisition to January 3, 2015 were approximately $0.4 million.

Share-based compensation

Share-based compensation expense for all share-based compensation awards is based on the grant-date fair value. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. No estimated forfeitures were included in the calculation of share-based compensation for the 2014, 2013 and 2012 share-based awards.

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

Allowance for doubtful accounts

A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and deductions. Our accounting policy for the allowance for doubtful accounts requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers. This evaluation considers the customer demographic, such as supermarket retailers as compared to small business or individual consumers. We consider our accounts receivable delinquent or past due based on payment terms established with each customer. Accounts receivable are written off when the account is determined to be uncollectible.

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

Customer deposits

The Company generally collects deposits on three- and five-gallon bottles used by its DSS customers. Such deposits are refunded only after customers return such bottles in satisfactory condition. The associated bottle deposit liability is estimated based on the number of water customers, average consumption and return rates and bottle deposit market rates. The Company analyzes these assumptions and adjusts as necessary.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is allocated between cost of sales and selling, general and administration expenses and is determined using the straight-line method over the estimated useful lives of the assets.

Leasehold improvements are amortized using the straight-line method over the remaining life of the lease or useful life, whichever is shorter. Maintenance and repairs are charged to operating expense when incurred.

Goodwill and indefinite life intangible assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually. A company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, a company may bypass the qualitative assessment and perform the first step of the goodwill impairment test which compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record, if any. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill, and any impairment loss would be recognized in our results of operations.

The following table summarizes our goodwill on a reporting segment basis as of January 3, 2015 and December 28, 2013:

(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
North America
Balance at beginning of year	$125.9	$127.7
Goodwill acquired during the year	—	—
Foreign exchange	(2.2)	(1.8)

Balance at end of year	$123.7	$125.9

DSS
Balance at beginning of year	$—	$—
Goodwill acquired during the year	556.9	—
Foreign exchange	—	—

Balance at end of year	$556.9	$—

U.K.
Balance at beginning of year	$8.8	$—
Goodwill acquired during the year	54.5	8.5
Foreign exchange	(4.8)	0.3

Balance at end of year	$58.5	$8.8

All Other
Balance at beginning of year	$4.5	$4.5
Goodwill acquired during the year	—	—
Foreign exchange	—	—

Balance at end of year	$4.5	$4.5

Total
Balance at beginning of year	$139.2	$132.2
Goodwill acquired during the year	611.4	8.5
Foreign exchange	(7.0)	(1.5)

Balance at end of year	$743.6	$139.2

We test goodwill for impairment at least annually in the fourth quarter, based on our reporting unit carrying values as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available and are at or one level below our operating segments. For the purpose of testing goodwill for impairment, our reporting units are North America, Calypso Soft Drinks, Aimia, and RCI. Calypso Soft Drinks and Aimia are reporting units included in our U.K. reporting segment. Calypso Soft Drinks was acquired in June of 2013 and Aimia was acquired in May of 2014 (see Note 3 to the Consolidated Financial Statements). The RCI reporting unit is included in the All Other reporting segment. We had goodwill of $186.7 million on our balance sheet at January 3, 2015, which represents amounts for the North America, Calypso Soft Drinks, Aimia and RCI reporting units. DSS will be tested for impairment beginning in 2015 as no triggering events were noted from the time of the DSS Acquisition on December 12, 2014 through January 3, 2015. The Company has completed its analysis and determined DSS will be a single reporting unit for purpose of testing goodwill for impairment. We had goodwill of $556.9 million on our balance sheet at January 3, 2015 as a result of the DSS Acquisition.

For the North America reporting unit, no impairment was recognized for any years presented. We elected to bypass the qualitative impairment assessment for North America in all years presented due to the overall declines in the CSD market in recent years. Based on our quantitative assessments performed to estimate the fair value of the North America reporting unit, the estimated fair values significantly exceeded the reporting unit carrying values as of the date the impairment tests were completed.

For the Calypso Soft Drinks reporting unit, no impairment was recognized for any years presented. We performed a qualitative impairment assessment for the Calypso Soft Drinks reporting unit in 2013, due to the acquisition being recently completed in June 2013. Based on that qualitative assessment it was determined more likely than not that the estimated reporting unit fair value exceeded its carrying value. We elected to bypass the qualitative impairment assessment for the Calypso Soft Drinks reporting unit in 2014, due to the length of time passed since the acquisition date for which estimated fair value assumptions had not been updated. Based on the quantitative assessment performed in 2014 to estimate the fair value of the Calypso Soft Drinks reporting unit, the estimated fair values significantly exceeded the reporting unit carrying value as of the date the impairment test was completed.

For the RCI reporting unit, no impairment was recognized for any years presented. Based on our qualitative impairment assessments it was determined more likely than not that the estimated reporting unit fair value exceeded its carrying value. We elected to perform a qualitative assessment for the RCI reporting unit as the reporting unit’s only significant asset is the Rights (as defined below). The fair value of that intangible asset is estimated on an annual basis and based on our estimates the fair value significantly exceeded its carrying value in all periods presented.

For the Aimia reporting unit, no impairment was recognized for the year ended January 3, 2015. We performed a qualitative impairment assessment for the Aimia reporting unit in 2014, due to the acquisition being recently completed in May of 2014. Based on our qualitative impairment assessment it was determined more likely than not that the estimated reporting unit fair value exceeded its carrying value.

For our reporting units tested for impairment using a qualitative approach, the factors we assessed included macroeconomic conditions, industry and market conditions, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasts projections in prior periods, and other relevant reporting unit events. All of these factors are subjective and the qualitative analysis requires significant management judgement.

For our reporting units tested for impairment using a quantitative approach, we utilize a mix of the income approach (which is based on the estimated future after-tax discounted cash flows of the reporting unit) and the public company approach. We believe using a combination of the two approaches provides a more accurate valuation because it incorporates the expected cash generation of the reporting unit in addition to how a third party market participant would value the reporting unit, typically based on a multiple of earnings before interest expenses, income taxes, depreciation and amortization charges. Under the income approach, the business is assumed to continue in perpetuity and the discounted future cash flow includes a terminal value. The terminal value is calculated using a long-term growth assumption to reflect a long-term view of the market (including expected declines in demand for CSDs), projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate used in the income approach is derived by calculating a cost of equity rate by first using a risk-free rate based on 20-year treasury bonds and adding an equity risk premium adjusted for the size of the reporting unit, and further adjusted if necessary for company specific risk factors. Company specific risk factors could include forecasted revenues in excess of overall market or industry expectations from the viewpoint of a market participant. An after-tax cost of debt rate is calculated by applying the incremental tax rate in the relevant tax jurisdiction to the reporting unit to the pre-tax cost of debt capital for Baaa rated bonds. Both the calculated cost of equity and the after-tax cost of debt are used to calculate a weighted average cost of capital upon which the discount rate is based. The quantitative analysis requires the use of assumptions which are subjective and some of which are subject to significant management judgement, including forecasted revenues and cost assumptions that drive forecasted after-tax cash flows, and the selected discount rate.

Intangible and other assets

As of January 3, 2015, our intangible assets subject to amortization and other assets, net of accumulated amortization were $553.6 million, consisting principally of $471.6 million of customer relationships that arose from acquisitions, $28.9 million of financing costs, $27.6 million of information technology assets, and $6.6 million of trademarks. Customer relationships are typically amortized on an accelerated straight-line basis for the period over which we expect to receive the economic benefits. With the DSS Acquisition, the acquired customer relationships are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to any customer included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of fixed assets that were used to service that customer. In 2014 we recorded $76.5 million of customer relationships acquired in connection with the Aimia Acquisition and $219.8 million of customer relationships acquired in connection with the DSS Acquisition. In 2013 we recorded $10.7 million of customer relationships acquired in connection with the Calypso Soft Drinks Acquisition. We did not record impairment charges for other intangible assets in 2014, 2013 or 2012.

Our intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”), and trademarks acquired in the DSS Acquisition (the “DSS Trademarks”). These assets have a net book value of $228.1 million. Prior to 2001, we paid a volume based royalty to the Royal Crown Company for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible.

The life of the Rights and DSS Trademarks are considered to be indefinite and therefore not amortized, but instead are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the Rights and DSS Trademarks to their fair value and where the carrying amount is greater than the fair value, we recognize in income an impairment loss. To determine fair value of the Rights, we use a relief from royalty method, which calculates a fair value royalty rate that is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The relief from royalty method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the Rights. The assumptions used to estimate the fair value of the Rights are subjective and require significant management judgment, including estimated future volume, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the Rights) and the risk adjusted discount rate. Based on our impairment tests, the estimated fair value of the Rights significantly exceeded the carrying value for all periods presented. Due to the recent acquisition of the DSS Trademarks, we have not yet completed an annual impairment test for these intangible assets. No triggering events were identified subsequent to the DSS Acquisition that would have resulted in an interim impairment test being performed.

Impairment and disposal of long-lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. As part of restructuring activities during 2014, we recorded impairments of long-lived assets of $1.0 million, which were recorded as a component of asset impairments in our Consolidated Statements of Operations. We did not record impairments of long-lived assets in 2013 or 2012. As part of normal business operations, we identify long-lived assets that are no longer productive and are disposed. Losses on disposals of assets are presented separately in our Consolidated Statements of Operations as part of operating income. We recognized losses on disposal of property, plant and equipment of $1.7 million for the year ended January 3, 2015 ($1.8 million for the years ended December 28, 2013 and December 29, 2012).

Derivative financial instruments

We use derivative financial instruments to manage our exposure to movements in foreign currencies and certain commodity prices. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. We manage credit risk related to the derivative financial instruments by requiring high credit standards for our counterparties and periodic settlements. Refer to Note 21 to the Consolidated Financial Statements for further information on our derivative financial instruments.

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

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the accounting values of assets and liabilities and their related tax bases using currently enacted income tax rates. A valuation allowance is established to reduce deferred income tax assets if, on the basis of available evidence, it is not more likely than not that all or a portion of any deferred tax assets will be realized. The consideration of available evidence requires significant management judgment including an assessment of the future periods in which the deferred tax assets and liabilities are expected to be realized and projections of future taxable income. We classify interest and income tax penalties as income tax expense (benefit).

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

Insurance accruals

For DSS, it is the Company’s policy to retain a portion of expected losses related to workers’ compensation, general, product, casualty, and property and vehicle liability through retentions or deductibles under DSS insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims insured.

Recently issued accounting pronouncements

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

Note 2—Revisions

The Company has revised its year ended December 28, 2013 and December 29, 2012 Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows, its year ended December 28, 2013, December 29, 2012 and year end December 31, 2011 Consolidated Statements of Equity, and its December 28, 2013 Balance Sheet to correct errors for an overstatement of historical property, plant and equipment, net, including a portion related to a prior acquisition, and the related depreciation expense recorded during those periods, an overstatement of a tax receivable, an overstatement of an accrued liability for purchased inventory, and an overstatement of deferred tax liabilities. The overstatement of the tax receivable overstated previously reported other receivables, which are included as a component of accounts receivable, net of allowance, by approximately $1.1 million at December 28, 2013. The correction of that error reduced previously reported retained earnings at December 28, 2013, December 29, 2012 and December 31, 2011 by $1.1 million. The overstatement of the purchased inventory accrual overstated accounts payable and accrued liabilities by $0.5 million at December 28, 2013. The correction of that error reduced previously reported retained earnings at December 28, 2013 by $0.5 million and previously reported cost of sales for the year ended December 28, 2013 by $0.5 million. The overstatement of deferred tax liabilities overstated previously reported income tax expense by $0.4 million for the year ended December 28, 2013. The remaining differences identified in the reconciliations below are attributable to the historical overstatement of property, plant and equipment, net, of which $1.9 million was attributable to a prior acquisition, and understated previously reported goodwill at December 28, 2013 by $1.9 million. The impact on the previously issued financial statements is detailed in the reconciliations below. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements.

	As previously filed	As revised
Consolidated Statements of Operations	For the Year Ended December 28, 2013		Difference
(in millions of U.S. dollars)
Cost of sales	$1,842.0	$1,841.3	$(0.7)
Gross profit	$252.0	$252.7	$0.7
Selling, general and administrative expenses	$160.4	$160.7	$0.3
Loss on disposal of property, plant & equipment	$1.0	$1.8	$0.8
Operating income	$88.6	$88.2	$(0.4)
Income before taxes	$24.2	$23.8	$(0.4)
Income tax expense (benefit)	$2.2	$1.8	$(0.4)

	As previously filed	As revised
Consolidated Statements of Operations	For the Year Ended December 29, 2012		Difference
(in millions of U.S. dollars)
Cost of sales	$1,961.1	$1,960.7	$(0.4)
Gross profit	$289.5	$289.9	$0.4
Operating income	$109.7	$110.1	$0.4
Income before taxes	$56.9	$57.3	$0.4
Net income	$52.3	$52.7	$0.4
Net income attributed to Cott Corporation	$47.8	$48.2	$0.4

	As previously filed	As revised
Consolidated Statements of Comprehensive Income	For the Year Ended December 29, 2012		Difference
(in millions of U.S. dollars)
Net income	$52.3	$52.7	$0.4
Comprehensive income	$64.4	$64.8	$0.4
Comprehensive income attributed to Cott Corporation	$60.1	$60.5	$0.4

	As previously filed	As revised
Consolidated Balance Sheet	December 28, 2013		Difference
(in millions of U.S. dollars)
Accounts receivable, net of allowance	$204.4	$203.3	$(1.1)
Property, plant & equipment, net	$483.7	$480.5	$(3.2)
Goodwill	$137.3	$139.2	$1.9
Total assets	$1,426.1	$1,423.7	$(2.4)
Accounts payable and accrued liabilities	$298.2	$297.7	$(0.5)
Total current liabilities	$352.9	$352.4	$(0.5)
Deferred income taxes	$41.5	$41.1	$(0.4)
Total liabilities	$820.2	$819.3	$(0.9)
Retained earnings	$176.3	$174.8	$(1.5)
Total Cott Corporation equity	$596.4	$594.9	$(1.5)
Total equity	$605.9	$604.4	$(1.5)
Total liabilities and equity	$1,426.1	$1,423.7	$(2.4)

	As previously filed	As revised
Consolidated Statements of Cash Flows	For the Year Ended December 28, 2013		Difference
(in millions of U.S. dollars)
Operating Activities
Depreciation & amortization	$100.8	$100.6	$(0.2)
Increase (decrease) in deferred income taxes	$0.9	$0.5	$(0.4)
Loss on disposal of property, plant & equipment	$1.0	$1.8	$0.8
Change in operating assets and liabilities, net of acquisitions
Accounts payable and accrued liabilities, and other liabilities	$(0.6)	$(1.1)	$(0.5)
Net cash provided by operating activities	$155.2	$154.9	$(0.3)
Investing Activities
Additions to property, plant & equipment	$(55.6)	$(55.3)	$0.3
Net cash used in investing activities	$(71.9)	$(71.6)	$0.3

	As previously filed	As revised
Consolidated Statements of Cash Flows	For the Year Ended December 29, 2012		Difference
(in millions of U.S. dollars)
Operating Activities
Net income	$52.3	$52.7	$0.4
Depreciation & amortization	$97.7	$97.3	$(0.4)

	As previously filed	As revised
Consolidated Statements of Equity	For the Year Ended December 28, 2013		Difference
(in millions of U.S. dollars)
Retained earnings	$176.3	$174.8	$(1.5)
Total equity	$605.9	$604.4	$(1.5)

	As previously filed	As revised
Consolidated Statements of Equity	For the Year Ended December 29, 2012		Difference
(in millions of U.S. dollars)
Retained earnings	$186.0	$184.5	$(1.5)
Total equity	$622.9	$621.4	$(1.5)
Net income	$52.3	$52.7	$0.4

	As previously filed	As revised
Consolidated Statements of Equity	Balance at December 31, 2011		Difference
(in millions of U.S. dollars)
Retained earnings	$144.1	$142.2	$(1.9)
Total equity	$568.2	$566.3	$(1.9)

Note 3—Acquisitions

DSS Acquisition

On December 12, 2014, we completed the DSS Acquisition. The DSS Acquisition was consummated pursuant to the Merger Agreement dated November 6, 2014. The aggregate purchase price paid by the Company was approximately $1.246 billion, before adjustments for estimated working capital, net indebtedness, and related transaction expenses. The aggregate purchase price was paid at closing in cash, through the assumption of certain indebtedness of DSS Group, and through the issuance of Convertible Preferred Shares (as defined below) and Non-Convertible Preferred Shares (as defined below). The purchase price is subject to post-closing adjustments for net working capital, net indebtedness and transaction expenses, which are expected to be finalized during the first quarter of 2015.

The acquisition and a portion of the related acquisition costs were financed through a combination of incremental borrowings under the Company’s asset based lending facility (“ABL facility”) of $180.0 million, new debt issuance of $625.0 million of our 6.75% senior notes due January 1, 2020 (“2020 Notes”), assumption of DSS’s $350.0 million 10.000% Senior Notes due 2021 (“DSS Notes”), the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”) to the former security holders of DSS, having an aggregate value of approximately $116.1 million and the issuance of Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares” and together with the Convertible Preferred Shares, the “Preferred Shares”) to the former security holders of DSS, having an aggregate value of approximately $32.7 million. Pursuant to the terms and conditions set forth in the Merger Agreement, a portion of the aggregate consideration is being held in escrow to secure the indemnification obligations of DSS’s former security holders under the Merger Agreement. We amended our existing ABL facility in connection with the acquisition to increase the amount of borrowings available thereunder.

The total consideration paid by us in the DSS Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$449.7
Cash paid on behalf of sellers for sellers expenses	25.3
Cash paid to retire term loan on behalf of sellers	317.3
Convertible Preferred Shares	116.1
Non-Convertible Preferred Shares	32.7

Total consideration	$941.1

Our primary reasons for the DSS Acquisition were to accelerate Cott’s acquisition based diversification outside of CSDs and shelf stable juices, extend our beverage portfolio into new and growing markets, including HOD, OCS and filtration services, while creating opportunities for revenue, cost synergies and growth prospects, and broaden our distribution platform by adding a national direct-to-consumer distribution channel.

The DSS Acquisition is being accounted for as a business combination which, among other things, requires that assets acquired and liabilities assumed be measured at their acquisition date fair values. Identified intangible assets, goodwill and property, plant and equipment are recorded at their estimated fair values per preliminary valuations and may change based on the final valuation results. Estimated fair values recorded for deferred tax balances and working capital are also subject to change based on finalization of the purchase price. The results of operations of DSS have been included in our operating results beginning as of the acquisition date. We allocated the purchase price in the DSS Acquisition to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management.

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the DSS Acquisition.

(in millions of U.S. dollars)	Estimated Fair Value
Cash and cash equivalents	$74.5
Accounts receivable	103.4
Inventories	46.8
Prepaid expenses and other current assets	8.8
Deferred income taxes	2.8
Property, plant & equipment	403.3

Goodwill	556.9
Intangibles and other assets	417.2
Accounts payable and accrued liabilities	(110.2)
Long-term debt	(406.0)
Deferred income tax liabilities	(129.1)
Other long-term liabilities	(27.3)

Total	$941.1

The Company recognized $35.9 million of acquisition related costs associated with the DSS Acquisition that were expensed during 2014. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). These costs do not include financing fees related to the Preferred Shares financing, which were approximately $0.4 million. The Preferred Shares issuance costs were adjusted to retained earnings.

Selected Financial Data (unaudited)

The following unaudited financial information from the acquisition date through January 3, 2015 represents the activity of DSS that has been combined with our operations as of the acquisition date.

(in millions of U.S. dollars)	For the period from December 12, 2014 through January 3, 2015
Revenue	$28.7
Net loss	(2.8)

Aimia Acquisition

On May 30, 2014, our U.K reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred as “Aimia”) pursuant to a Share Purchase Agreement dated May 30, 2014. Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($26.9 million), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment was funded from ABL borrowings and available cash.

The total consideration paid by us for the Aimia Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$80.4
Deferred consideration	33.5
Contingent consideration [1]	17.9
Working capital payment	7.2

Total consideration	$139.0

1.	Represents the estimated present value of the contingent consideration based on probability of achievement of performance targets recorded at fair value.

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

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Aimia Acquisition. The allocation of the purchase price is based on a preliminary valuation that is expected to be completed by the end of the first quarter of 2015.

(in millions of U.S. dollars)	As reported at September 27, 2014	Adjustments	As reported at January 3, 2015
Cash	$9.5	$—	$9.5
Accounts receivable	11.0	—	11.0
Inventories	9.6	—	9.6
Prepaid expenses and other assets	1.9	—	1.9
Property, plant & equipment	10.9	—	10.9
Goodwill	52.5	2.0	54.5
Intangibles and other assets	86.2	—	86.2
Accounts payable and accrued liabilities	(25.4)	(2.0)	(27.4)
Deferred tax liabilities	(17.2)	—	(17.2)

Total	$139.0	$—	$139.0

The Company recognized $2.2 million of acquisition related costs associated with the Aimia Acquisition that were expensed during the fiscal year 2014. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations in accordance with ASC 805.

Selected Financial Data (unaudited)

The following unaudited financial information from the acquisition date through January 3, 2015 represents the activity of Aimia that has been combined with our operations as of the acquisition date.

(in millions of U.S. dollars)	For the period from May 30, 2014 through January 3, 2015
Revenue	$62.3
Net income	2.3

Calypso Soft Drinks Acquisition

In June 2013, our U.K. reporting segment acquired 100% of the share capital of Cooke Bros Holdings Limited (the “Calypso Soft Drinks Acquisition”), which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks produces fruit juices, juice drinks, soft drinks, and freezable products in the United Kingdom. The aggregate purchase price for the Calypso Soft Drinks Acquisition was $12.1 million, which included approximately $7.0 million paid at closing, a deferred payment of approximately $2.3 million paid on the first anniversary of the closing date, and a deferred payment of approximately $3.0 million to be paid on the second anniversary of the closing date. In connection with the Calypso Soft Drinks Acquisition, we paid $18.5 million of outstanding debt of the acquired companies. The closing payment and the first deferred payment were funded from available cash.

The total consideration paid by us in the Calypso Soft Drinks Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$7.0
Deferred consideration[1]	5.1

Total consideration	$12.1

1.	Principal amount of $5.3 million discounted to present value.

Our primary reasons for the Calypso Soft Drinks Acquisition were to expand Cott’s product portfolio and enhance our customer offering and growth prospects.

The Calypso Soft Drinks Acquisition is being accounted for as a business combination which, among other things, requires that assets acquired and liabilities assumed be measured at their acquisition date fair values. Identified intangible assets, goodwill and property, plant and equipment are recorded at their estimated fair values. The results of operations of Calypso Soft Drinks have been included in our operating results beginning as of the acquisition date. We allocated the purchase price of the Calypso Soft Drinks Acquisition to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Calypso Soft Drinks Acquisition.

	As reported at		As reported at
(in millions of U.S. dollars)	December 28, 2013	Adjustments	January 3, 2015
Cash	$0.5	$—	$0.5
Accounts receivable	16.1	(0.2)	15.9
Inventory	8.1	—	8.1
Prepaid expenses and other assets	0.6	—	0.6
Property, plant and equipment	8.7	—	8.7
Goodwill	8.5	—	8.5
Intangibles and other assets	15.0	—	15.0
Accounts payable and accrued liabilities	(15.8)	0.8	(15.0)
Shareholder loans	(1.6)	—	(1.6)
Deferred tax liabilities	(3.5)	0.1	(3.4)
Other long-term liabilities	(24.5)	(0.7)	(25.2)

Total	$12.1	$—	$12.1

The Company recognized $1.7 million of acquisition-related costs associated with the Calypso Soft Drinks Acquisition that were expensed during 2013. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations in accordance with ASC 805.

Scotland Acquisition

In March 2012, our U.K. reporting segment acquired a beverage and wholesale business based in Scotland for approximately $5.0 million. The business was purchased from a company in administration and provides a number of benefits to our U.K. reporting segment, including increased product offerings, logistical synergies and access to an additional production line. The acquisition has been accounted for using the purchase method of accounting for business combinations, and related operating results are included in the Consolidated Statements of Operations for the periods subsequent to the acquisition. The identified assets, which included inventory, property, plant and equipment, trade names and customer lists, were recorded at their estimated fair values, which exceeded the fair value of the purchase price of the business. Accordingly, the acquisition has been accounted for as a bargain purchase, and as a result, we recognized a gain of approximately $0.9 million associated with the acquisition. The gain is included in the other (income) expense, net section of the Consolidated Statements of Operations.

Intangible Assets

In our determination of the estimated fair value of intangible assets, we consider, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business’ products. The estimated fair values of identified intangible assets are calculated considering market participant expectations and using an income approach and estimates and assumptions provided by management of the acquired business and our management.

The estimated fair value of customer relationships represent future after-tax discounted cash flows that will be derived from sales to existing customers of the acquired business as of the date of acquisition.

The estimated fair value of trademarks and trade names represent the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark or trade name as opposed to obtaining the benefit of the trademark or trade name through a royalty or rental fee.

The estimated fair value of non-competition agreements represent the future after-tax discounted cash flows that are expected to be retained by the acquired business as a result of preventing certain employees or prior owners from competing with us in the specified restricted territories for a period of time subsequent to the date of acquisition or the date of termination of their employment with us, as the case may be.

DSS Acquisition

The following table sets forth the components of identified intangible assets associated with the DSS Acquisition and their estimated weighted average useful lives:

	Estimated Fair	Estimated
(in millions of U.S. dollars)	Market Value	Useful Life
Customer relationships	$219.8	16 years
Trademarks and trade names	183.1	Indefinite
Non-competition agreements	0.4	5 years
Software	5.7	3 years

Total	$409.0

Aimia Acquisition

The following table sets forth the components of identified intangible assets associated with the Aimia Acquisition and their estimated weighted average useful lives:

	As Reported at January 3, 2015
(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$76.5	15 years
Trademarks and trade names	1.5	20 years
Non-competition agreements	2.9	5 years

Total	$80.9

Calypso Soft Drinks Acquisition

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

Goodwill

DSS Acquisition

The principal factor that resulted in recognition of goodwill was that the purchase price for the DSS Acquisition was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the DSS Acquisition was allocated to the DSS reporting segment, a portion of which is expected to be tax deductible.

Aimia Acquisition

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

Calypso Soft Drinks Acquisition

The principal factor that resulted in recognition of goodwill was that the purchase price for the Calypso Soft Drinks Acquisition was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Calypso Soft Drinks Acquisition was allocated to the U.K. reporting segment, a portion of which is expected to be tax deductible.

Supplemental Pro Forma Data (unaudited)

The following unaudited financial information for the years ended January 3, 2015 and December 28, 2013 represent the combined results of operations as if the DSS Acquisition, the Aimia Acquisition and the Calypso Soft Drinks Acquisition had occurred on December 30, 2012. The unaudited pro forma results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

	For the Year Ended
(in millions of U.S. dollars, except per share amounts)	January 3, 2015	December 28, 2013
Revenue	$3,099.1	$3,141.1
Net loss attributed to Cott Corporation	(12.1)	(106.0)
Net loss per common share attributed to Cott Corporation, diluted	$(0.12)	$(1.12)

Note 4—Restructuring

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and the other located in the United Kingdom (the “2014 Restructuring Plan”). The plant closures were completed during our 2014 fiscal year and resulted in cash charges associated with employee redundancy costs and relocation of assets, and non-cash charges related to asset impairments and accelerated depreciation on property, plant and equipment. In connection with the 2014 Restructuring Plan, we incurred total charges of approximately $4.1 million. We also implemented a restructuring plan in June 2013, which consisted primarily of headcount reductions. We had no restructuring activities during the year ended December 29, 2012.

The following table summarizes restructuring and asset impairment charges for the years ended January 3, 2015 and December 28, 2013:

	For the Year Ended
	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
Restructuring	$2.4	$2.0
Asset impairments	1.7	—

	$4.1	$2.0

The following table summarizes our restructuring charges on a reporting segment basis.

	For the Year Ended
	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
North America	$2.3	$1.0
U.K.	0.1	0.7
All Other	—	0.3

Total	$2.4	$2.0

The following table summarizes our asset impairment charges on a reporting segment basis for the year ended January 3, 2015. There were no asset impairment charges for the year ended December 28, 2013.

For the Year Ended
January 3,
(in millions of U.S. dollars)	2015
North America	$0.9
U.K.	0.8

Total	$1.7

As of January 3, 2015 and December 28, 2013, no amounts were owed under our restructuring plans.

Note 5—Other Expense (Income), Net

The following table summarizes other expenses and (income) for the years ended January 3, 2015, December 28, 2013 and December 29, 2012:

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
Foreign exchange (gain) loss	$(0.3)	$0.2	$0.8
Proceeds from legal settlement	(3.5)	—	—
Gain on bargain purchase	—	—	(0.9)
Proceeds from insurance recoveries	—	(0.1)	(1.9)
Bond redemption	20.8	8.7	—
Write-off of financing fees and discount	4.1	4.0	—
Other gain	(0.1)	—	—

Total	$21.0	$12.8	$(2.0)

Note 6—Interest Expense

The following table summarizes interest expense for the years ended January 3, 2015, December 28, 2013 and December 29, 2012:

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
Interest on long-term debt	$33.2	$47.4	$49.4
Other interest expense	6.5	4.2	4.8

Total	$39.7	$51.6	$54.2

Note 7—Income Tax (Benefit) Expense

Income (loss) before income taxes consisted of the following:

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
Canada	$17.2	$30.7	$22.9
Outside Canada	(62.2)	(6.9)	34.4

(Loss) income before income taxes	$(45.0)	$23.8	$57.3

Income tax (benefit) expense consisted of the following:

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
Current
Canada	$—	$(0.3)	$2.4
Outside Canada	2.5	(0.4)	(1.6)

	$2.5	$(0.7)	$0.8

Deferred
Canada	$0.3	$(0.6)	$0.6
Outside Canada	(64.2)	3.1	3.2

	$(63.9)	$2.5	$3.8

Income tax (benefit) expense	$(61.4)	$1.8	$4.6

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
Income tax (benefit) expense based on Canadian statutory rates	$(11.5)	$5.7	$14.4
Foreign tax rate differential	(9.3)	(0.6)	1.2
Nontaxable interest income	(9.3)	(9.7)	(9.9)
Nontaxable dividend income	(11.2)	(5.4)	(4.8)
Nontaxable capital gain	1.5	—	—
Dividend income	—	—	0.7
Changes in enacted tax rates	(1.4)	(1.5)	(0.8)
Change in valuation allowance	(29.4)	12.5	4.0
Increase to uncertain tax positions	1.9	0.8	(0.8)
Non-controlling interests	(1.9)	(1.8)	(1.6)
Equity compensation adjustment to net operating loss	2.7	—	—
Permanent differences	1.7	0.4	1.8
Contingent consideration goodwill basis adjustments	1.0	(0.1)	(0.4)
Equity compensation permanent adjustment	0.6	0.6	0.6
Mexico deferred adjustment	2.5	—	—
Other items	0.7	0.9	0.2

Income tax (benefit) expense	$(61.4)	$1.8	$4.6

The income tax benefit differs from the statutory benefit primarly due to a release of valuation allowances, nontaxable interest income, nontaxable dividend income, and differences in foreign tax rates. In connection with the DSS Acquisition, it was determined that the valuation allowance should be released for all U.S. federal valuation allowances.

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
Deferred tax assets
Loss carryforwards	$148.9	$64.1
Leases	0.1	3.8
Property, plant & equipment	3.3	6.1
Liabilities and reserves	22.3	13.4
Stock options	3.0	1.9
Inventories	2.6	1.8
Other	4.4	4.6

	184.6	95.7

Deferred tax liabilities
Property, plant & equipment	(127.9)	(54.2)
Intangible assets	(146.4)	(24.8)
Other	(0.5)	(1.0)

	(274.8)	(80.0)

Valuation allowance	(15.8)	(45.2)

Net deferred tax liability	$(106.0)	$(29.5)

The decrease in the valuation allowance from December 28, 2013 to January 3, 2015 was primarily the result of the release of U.S. federal valuation allowance.

The deferred tax assets and liabilities have been classified as follows on the Consolidated Balance Sheets:

	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
Deferred tax assets:
Current	$11.7	$8.2
Long-term	2.5	3.6
Deferred tax liabilities:
Current	$(0.3)	$(0.2)
Long-term	(119.9)	(41.1)

Net deferred tax liability	$(106.0)	$(29.5)

As a result of certain realization requirements of ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at January 3, 2015 and December 28, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of January 3, 2015, equity will be increased by $6.2 million if and when such deferred tax assets are ultimately realized.

We treat our portion of all accumulated foreign subsidiary earnings through January 3, 2015, as indefinitely reinvested under the accounting guidance and accordingly, have not provided for any tax thereon. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our subsidiaries. As of January 3, 2015, approximately $11.0 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to permanently reinvest the earnings outside of Canada. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. While it is not practical to determine the amount of tax, we believe that tax planning strategies would allow us to make remittances in a tax efficient manner.

As of January 3, 2015, we have operating loss carryforwards totaling $757.1 million, credit carryforwards totaling $4.3 million and capital loss carryforwards totaling $8.2 million. The operating loss carryforward amount was attributable to Mexico operating loss carryforwards of $22.1 million that will expire from 2018 to 2024 and U.S. federal and state operating loss carryforwards of $367.2 million and $367.8 million, respectively. The U.S. federal operating loss carryforwards will expire from 2027 to 2033 and the state operating loss carryforwards will expire from 2015 to 2033.

The credit carryforward amount was attributable to a U.S. federal alternative minimum tax credit carryforward of $1.4 million with an indefinite life, other U.S. federal credit carryforwards of $0.5 million with an indefinite life, and U.S. state credit carryforwards of $2.4 million that will expire from 2015 to 2018. The capital loss carryforward is attributable to a Canadian capital loss of $3.4 million and a U.K. capital loss of $4.8 million, both with an indefinite life.

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to uncertainty resulting from the lack of sustained taxable income in recent years in Mexico, we have determined that it is more likely than not that the benefit from net operating loss carryforwards and other net deferred tax assets in this jurisdiction will not be realized in the future. In recognition of this risk, we have provided a valuation allowance of $7.3 million to reduce our deferred tax assets in Mexico.

Additionally, we have determined that it is more likely than not that the benefit from our capital losses in Canada and the U.K. will not be realized in the future due to the uncertainty regarding potential future capital gains in each jurisdiction. In recognition of this risk, we have provided a valuation allowance of $0.9 million on our Canadian capital losses and $1.0 million on our U.K. capital losses.

In connection with the DSS Acquisition, it was determined that the valuation allowance should be released for all U.S. federal valuation allowances of $23.2 million, due to the anticipated timing of deferred tax asset and liability reversal in future periods as well as projections of future taxable income in the U.S. with the acquisition of DSS. An analysis of various U.S. state attributes indicated a need to continue providing a valuation allowance on certain filings in the amount of $6.7 million.

If our assumptions change and we determine we will be able to realize these deferred tax assets, an income tax benefit of $15.8 million will be realized as a result of the reversal of the valuation allowance at January 3, 2015.

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
Unrecognized tax benefits at beginning of year	$10.5	$9.2	$9.0
Additions based on tax positions taken during a prior period	0.5	0.2	0.1
Reductions based on tax positions taken during a prior period	(0.9)	—	(2.2)
Settlement on tax positions taken during a prior period	(0.8)	(1.2)	—
Lapse in statute of limitations	—	—	(0.1)
Additions based on tax positions taken during the current period	3.9	2.4	2.2
Foreign exchange	(0.7)	(0.1)	0.2

Unrecognized tax benefits at end of year	$12.5	$10.5	$9.2

As of January 3, 2015, we had $12.5 million of unrecognized tax benefits, a net increase of $2.0 million from $10.5 million as of December 28, 2013. If we recognized our tax positions, approximately $8.8 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.1 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recovered nil, nil and $0.2 million of interest and penalties during the year ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. The amount of interest and penalties recognized as an asset in the Consolidated Balance Sheets for 2014 and 2013 was $0.1 million and $0.1 million, respectively.

Years prior to 2010 are closed to audit by the Internal Revenue Service. Years prior to 2009 are closed to audit by U.S. state jurisdictions. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2011 through 2012. Years prior to 2009 are closed to audit by the CRA. Years prior to 2009 to 2011 are closed to audit by the U.K. and Mexico tax authorities, respectively.

Note 8—Share-based Compensation

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

The table below summarizes the share-based compensation expense for the years ended January 3, 2015, December 28, 2013, and December 29, 2012. This share-based compensation expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) or Amended and Restated Equity Plan (as defined below), as the case may be, (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be, (iii) “Stock options” mean non-qualified stock options granted under the Amended and Restated Equity Plan, the 2010 Equity Incentive Plan, or the Option Plan, as the case may be, and (iv) “Director share awards” mean common shares issued in consideration of the annual board retainer fee to non-management members of our board of directors under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be.

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
Stock options	$1.6	$0.8	$0.4
Performance-based RSUs	0.6	0.2	0.7
Time-based RSUs	2.8	2.2	3.1
Director share awards	0.8	0.8	0.7

Total	$5.8	$4.0	$4.9

During the fourth quarter of 2013, we concluded that it was no longer probable that the targets established for the Performance-based RSUs awarded in 2013 would be met, and we no longer expect these awards to ultimately vest. We continue to accrue the compensation expense for the Performance-based RSUs awarded in 2014.

As of January 3, 2015, the unrecognized share-based compensation expense and weighted average years over which we expect to recognize it as compensation expense were as follows:

	Unrecognized share-based	Weighted average years
	compensation expense	expected to recognize
(in millions of U.S. dollars, except years)	as of January 3, 2015	compensation
Stock options	$1.7	1.7
Performance-based RSUs	7.9	2.9
Time-based RSUs	3.0	1.6

Total	$12.6

Stock Options

In 2010, the Human Resources and Compensation Committee of the board of directors (“HRCC”) determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the Option Plan. In connection with the termination of the Option Plan, outstanding options will continue in accordance with the terms of the Option Plan until vested, paid out, forfeited or terminated, as applicable. No further awards have been granted under the Option Plan. Future awards, including any awards of options, are expected to be governed by the terms of the Amended and Restated Equity Plan.

On February 14, 2013, our board of directors adopted an amendment and restatement of the 2010 Equity Incentive Plan (the “Amended and Restated Equity Plan”), pursuant to which the 2010 Equity Incentive Plan was amended and restated to, among other things, increase the number of shares that may be issued under the plan to 12,000,000 shares and to provide that the number of shares available for issuance will be reduced 2.0 shares for each share issued pursuant to a “full-value” award (i.e., an award other than an option or stock appreciation right) after the effective date of the amendment and restatement. The Amended and Restated Equity Plan was approved by Cott’s shareowners on April 30, 2013. Awards made in 2012 prior to the amendment and restatement are generally governed by the 2010 Equity Incentive Plan.

During 2014, approximately 441,000 options were granted to certain of our employees under the Amended and Restated Equity Plan at an exercise price of $8.00 per share. The fair value of the option grant was estimated to be $3.84 using the Black-Scholes option pricing model. During 2013, approximately 392,000 options were granted to certain of our employees under the Amended and Restated Equity Plan at an exercise price of $9.29 per share. The fair value of the option grant was estimated to be $4.10 using the Black-Scholes option pricing model. During 2012, approximately 385,000 options were granted to certain of our employees under the 2010 Equity Incentive Plan at an exercise price of $6.58 per share. The fair value of the option grant was estimated to be $4.04 using the Black-Scholes option pricing model.

The fair value of each option granted during the years ended January 3, 2015, December 28, 2013 and December 29, 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Year Ended
	January 3,	December 28,	December 29,
	2015	2013	2012
Risk-free interest rate	2.7%	1.7%	2.4%
Average expected life (years)	10.0	10.0	6.5
Expected volatility	58.5%	32.3%	66.4%
Expected dividend yield	2.9%	—	—

Stock option activity was as follows:

	Stock Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	284	$17.06	1.7	$213.8

Granted	385	6.58
Forfeited or expired	(201)	20.13

Outstanding at December 29, 2012	468	$7.13	7.3	$788.8

Granted	392	9.29
Forfeited or expired	(30)	6.58

Outstanding at December 28, 2013	830	$8.17	7.6	$811.9

Granted	441	8.00
Forfeited or expired	(50)	16.45

Outstanding at January 3, 2015	1,221	$7.77	7.6	$400.7

Vested at January 3, 2015	407	$6.12	5.5	$400.7

Vested or expected to vest at January 3, 2015	1,221	$7.77	7.6	$400.7

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on the New York Stock Exchange on January 2, 2015, which was $7.00 (December 27, 2013— $8.06; December 28, 2012—$7.90), and the exercise price, multiplied by the number of in-the-money stock options as of the same date. There were no stock options exercised during the years ended January 3, 2015, December 28, 2013 and December 29, 2012.

Total compensation cost related to unvested options under the Amended and Restated Equity Plan not yet recognized is $1.7 million. The total fair value of options that vested during the year ended January 3, 2015 was $1.3 million.

Outstanding options at January 3, 2015 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options (in thousands)	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
$3.41	75	0.6	$3.41	75	$3.41
$6.58	313	6.8	$6.58	313	$6.58
$8.00	441	9.1	$8.00	—	$—
$9.29	392	8.0	$9.29	19	$9.29

	1,221	7.6	$7.77	407	$6.12

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

On May 8, 2014, we granted 111,880 common shares to the non-management members of our board of directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $0.8 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

In February 2014, we granted 273,906 Performance-based RSUs, 368,125 Time-based RSUs and 440,820 stock options to certain of our employees. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on December 29, 2013 and ending on the last day of our 2016 fiscal year. The amount of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the period beginning on December 29, 2013 and ending on the last day of our 2016 fiscal year. The Time-based RSUs and the stock options vest on the last day of our 2016 fiscal year.

On December 16, 2014, we granted 1,082,348 Performance-based RSUs to certain of our employees in connection with the DSS Acquisition. The Performance-based RSUs vest based upon the achievement of specified level of DSS EBITDA (weighted 60%), revenue (weighted 20%) and “net cooler rental activity” (which is net new cooler rental customers, or total cooler rental customer additions for the year less total cooler rental customers who terminated service in the year) (weighted 20%) over the three-year period ending at the end of fiscal 2017. The amount of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of performance objectives that are achieved during the period beginning on December 28, 2014 and ending on the last day of DSS’s 2017 fiscal year.

In 2013, we granted 87,190 common shares to the non-management members of our board of directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $0.8 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

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

In 2012, we granted 96,010 common shares to the non-management members of our board of directors under the 2010 Equity Incentive Plan with a grant date fair value of approximately $0.7 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

In 2012, we granted 330,969 Performance-based RSUs, 441,996 Time-based RSUs and 384,546 stock options to certain of our employees. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on January 1, 2012 and ending on the last day of our 2014 fiscal year. The Time-based RSUs vested on the last day of our 2014 fiscal year and we issued 306,398 shares, before shares withheld to satisfy the employees’ tax obligations. At January 3, 2015, the Performance-based RSUs were estimated to vest at a level of 72%, or 199,361 shares. During February 2015, the HRCC approved adjustments to the pre-tax income performance objective and as a result, the Performance-based RSUs vesting level was determined to be 92%. This adjustment was considered to be a modification of the Performance-based RSUs, and the fair value of the additional shares vested as a result of the modification was recognized as incremental share-based compensation expense subsequent to January 3, 2015. The Performance-based RSUs vested on February 17, 2015 and we issued 254,741 shares, before shares withheld to satisfy the employees’ tax obligations. The stock options vested on the last day of our 2014 fiscal year.

During the year ended January 3, 2015, Performance-based RSU and Time-based RSU activity was as follows:

	Number of Performance- based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at December 28, 2013	534	$7.81	831	$8.04
Awarded	1,356	6.68	368	8.00
Issued	—	—	(467)	7.14
Cancelled	(77)	6.58	—	—
Forfeited	(31)	7.90	(68)	8.26

Outstanding at January 3, 2015	1,782	$7.01	664	$8.63

Vested or expected to vest at January 3, 2015	1,553	$6.67	664	$8.63

Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are cancelled or settled without the issuance of shares return to the pool of shares available for issuance under the Amended and Restated Equity Plan. As of January 3, 2015, there were 3,745,262 shares available for future issuance under the Amended and Restated Equity Plan (which include Performance-based RSUs awarded in 2012 estimated to vest at a level of 72% at January 3, 2015).

Note 9—Net Income per Common Share

Basic net income per common share is calculated by dividing net income attributed to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net income per common share is calculated by dividing diluted net income attributed to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, Time-based RSUs and Convertible Preferred Shares during the periods presented. The dilutive effect of the Convertible Preferred Shares was calculated using the if-converted method. In applying the if-converted method, the convertible shares are assumed to have been converted at the beginning of the period (or at the time of issuance, if later).

Set forth below is a reconciliation of the numerator and denominator for the diluted earnings per common share computations for the periods indicated:

Numerator

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
Net income attributed to Cott Corporation	$10.0	$16.2	$48.2
Plus:
Accumulated dividends on convertible preferred shares[1]	0.6	—	—

Diluted net income attributed to Cott Corporation	$10.6	$16.2	$48.2

Denominator

	For the Year Ended
	January 3,	December 28,	December 29,
(in thousands)	2015	2013	2012
Weighted average number of shares outstanding - basic	93,777	94,750	94,553
Dilutive effect of stock options	83	55	32
Dilutive effect of Performance-based RSUs	325	303	58
Dilutive effect of Time-based RSUs	619	525	132
Dilutive effect of Convertible Preferred Shares[1]	1,096	—	—

Adjusted weighted average number of shares outstanding - diluted	95,900	95,633	94,775

1.	The accumulated dividends on Convertible Preferred Shares were added back to the numerator to calculate diluted net income per common share because the Convertible Preferred Shares were assumed to have been converted at the time of issuance.

At January 3, 2015, options to purchase 832,951 (December 28, 2013—442,131; December 29, 2012—50,000) shares of common stock at a weighted average exercise price of $8.61 (December 28, 2013—$10.10; December 29, 2012—$16.45) were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common shares.

Note 10—Segment Reporting

Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas and alcoholic beverages, beverage concentrates, liquid enhancers and freezables, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals. At the beginning of 2014, our business operated through three reporting segments—North America, U.K, and All Other (which includes our Mexico operating segment, our RCI operating segment and other miscellaneous expenses). Corporate is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. During the fourth quarter of 2013, management reviewed our reporting segments and determined to combine our Mexico and RCI reporting segments with the segment previously classified as All Other into one reporting segment classified as All Other. Prior year information has been updated to reflect the change in our reporting segments. In December 2014, we added a fourth reporting segment, DSS, in connection with the DSS Acquisition. The DSS Acquisition extended our beverage portfolio into new and growing markets, including HOD, OCS and filtration services.

	January 3, 2015
(in millions of U.S. dollars)	North America	DSS	U.K.	All Other	Corporate	Total
External revenue[1]	$1,411.2	$28.7	$597.9	$65.0	$—	$2,102.8
Depreciation and amortization	82.1	5.2	21.7	1.7	—	110.7
Operating income (loss)	29.7	(1.7)	26.3	10.0	(48.6)	15.7
Property, plant & equipment, net	331.9	406.5	109.9	7.3	—	855.6
Goodwill	123.7	556.9	58.5	4.5	—	743.6
Intangibles and other assets, net	266.8	415.5	99.2	0.2	—	781.7
Total assets[2]	1,077.7	1,572.8	426.8	30.4	—	3,107.7
Additions to property, plant &equipment	29.2	3.4	13.3	0.8	—	46.7

1.	Intersegment revenue between North America and the other reporting segments was $22.4 million for the year ended January 3, 2015.
2.	Excludes intersegment receivables, investments and notes receivable.

	December 28, 2013
(in millions of U.S. dollars)	North America	U.K.	All Other	Corporate	Total
External revenue[1]	$1,535.2	$494.3	$64.5	$—	$2,094.0
Depreciation and amortization	84.2	14.2	2.2	—	100.6
Operating income (loss)	67.1	25.6	7.2	(11.7)	88.2
Property, plant & equipment, net	360.1	111.0	9.4	—	480.5
Goodwill	125.9	8.8	4.5	—	139.2
Intangibles and other assets, net	268.2	27.7	0.3	—	296.2
Total assets[2]	1,088.2	296.3	39.2	—	1,423.7
Additions to property, plant & equipment	41.6	12.4	1.3	—	55.3

1.	Intersegment revenue between North America and the other reporting segments was $21.0 million for the year ended December 28, 2013.
2.	Excludes intersegment receivables, investments and notes receivable.

	December 29, 2012
	North		All
(in millions of U.S. dollars)	America	U.K.	Other	Corporate	Total
External revenue[1]	$1,707.4	$473.2	$70.0	$—	$2,250.6
Depreciation and amortization	82.3	13.2	1.8	—	97.3
Operating income (loss)	90.8	27.1	4.3	(12.1)	110.1
Property, plant & equipment, net	379.9	99.5	9.3	—	488.7
Goodwill	127.7	—	4.5	—	132.2
Intangibles and other assets, net	301.1	13.9	0.4	—	315.4
Total assets[2]	1,246.4	273.8	44.3	—	1,564.5
Additions to property, plant & equipment	52.9	14.3	2.5	—	69.7

1.	Intersegment revenue between North America and the other reporting segments was $16.4 million for the year ended December 29, 2012.
2.	Excludes intersegment receivables, investments and notes receivable.

For the year ended January 3, 2015, sales to Walmart accounted for 26.1% (2013—30.1%; 2012—31.0%) of our total revenue, 33.3% of our North America reporting segment revenue (2013—36.1%; 2012—36.3%), 12.7% of our U.K. reporting segment revenue (2013—14.8%; 2012—14.9%), 3.8% of our All Other reporting segment revenue (2013—3.9%; 2012—12.0%) and 2.7% of our DSS reporting segment revenue.

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

Revenues for our DSS reporting segment from sales to external customers were located exclusively in the United States. Revenues attributed to external customers located outside of Canada are displayed separately within the U.K. and All Other reporting segments above, with the exception of revenues attributed to external customers located in the United States, which are reported within the North America reporting segment. Revenues generated from sales to external customers in the United States for the North America reporting segment were as follows:

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
United States	$1,259.7	$1,348.0	$1,485.2

Total	$1,259.7	$1,348.0	$1,485.2

Revenues by channel by reporting segment were as follows:

	For the Year Ended January 3, 2015
(in millions of U.S. dollars)	North America	DSS	U.K.	All Other	Total
Revenue
Private label retail	$1,205.2	$2.1	$298.9	$7.4	$1,513.6
Branded retail	106.8	2.6	173.8	4.5	287.7
Contract packaging	80.2	—	123.1	24.6	227.9
Home and office bottled water delivery	—	15.8	—	—	15.8
Office coffee services	—	4.3	—	—	4.3
Concentrate and other	19.0	3.9	2.1	28.5	53.5

Total	$1,411.2	$28.7	$597.9	$65.0	$2,102.8

	For the Year Ended December 28, 2013
(in millions of U.S. dollars)	North America	U.K.	All Other	Total
Revenue
Private label retail	$1,363.8	$283.4	$7.6	$1,654.8
Branded retail	113.6	111.6	5.4	230.6
Contract packaging	47.0	97.1	24.3	168.4
Home and office bottled water delivery	—	—	—	—
Office coffee services	—	—	—	—
Concentrate and other	10.8	2.2	27.2	40.2

Total	$1,535.2	$494.3	$64.5	$2,094.0

	For the Year Ended December 29, 2012
(in millions of U.S. dollars)	North America	U.K.	All Other	Total
Revenue
Private label retail	$1,531.5	$283.5	$15.9	$1,830.9
Branded retail	128.1	79.5	6.2	213.8
Contract packaging	34.1	108.0	18.5	160.6
Home and office bottled water delivery	—	—	—	—
Office coffee services	—	—	—	—
Concentrate and other	13.7	2.2	29.4	45.3

Total	$1,707.4	$473.2	$70.0	$2,250.6

Property, plant & equipment, net by geographic area as of January 3, 2015 and December 28, 2013 were as follows:

	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
North America	$738.4	$360.1
U.K.	109.9	111.0
All Other	7.3	9.4

Total	$855.6	$480.5

Note 11—Accounts Receivable, Net

The following table summarizes accounts receivable, net as of January 3, 2015 and December 28, 2013:

	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
Trade receivables	$299.8	$199.5
Allowance for doubtful accounts	(6.5)	(5.8)
Other	12.4	9.6

Total	$305.7	$203.3

Note 12—Inventories

The following table summarizes inventories as of January 3, 2015 and December 28, 2013:

	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
Raw materials	$105.8	$89.0
Finished goods	127.3	126.3
Resale items	17.4	—
Other	20.8	17.8

Total	$271.3	$233.1

Note 13—Property, Plant & Equipment

The following table summarizes property, plant and equipment as of January 3, 2015 and December 28, 2013:

		January 3, 2015			December 28, 2013
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$101.0	$—	$101.0	$28.1	$—	$28.1
Buildings	10-40	220.8	73.7	147.1	162.6	74.2	88.4
Machinery and equipment	7-15	759.8	402.8	357.0	721.0	393.4	327.6
Plates, films and molds	1-10	21.5	13.2	8.3	41.8	32.1	9.7
Vending	5-10	11.2	10.8	0.4	12.1	11.2	0.9
Vehicles and transportation equipment	3-15	64.3	1.3	63.0	0.7	0.6	0.1
Leasehold improvements[1]		46.5	26.9	19.6	36.5	23.1	13.4
IT Systems	3-7	13.4	7.1	6.3	8.9	7.3	1.6
Furniture and fixtures	3-10	9.2	5.9	3.3	10.3	8.8	1.5
Customer equipment[2]	2-10	120.5	1.5	119.0	—	—	—
Returnable bottles[3]	3	23.2	0.4	22.8	—	—	—
Capital leases[4]		14.4	6.6	7.8	14.3	5.1	9.2

Total		$1,405.8	$550.2	$855.6	$1,036.3	$555.8	$480.5

1.	Leasehold improvements are amortized over the remaining life of the lease or useful life, whichever is shorter.
2.	Customer equipment consists of coolers, brewers, refrigerators, water purification devices and storage racks held on site at DSS customer locations.
3.	Returnable bottles are those bottles on site at DSS customer locations.
4.	Our recorded assets under capital leases primarily relate to buildings and machinery and equipment.

Depreciation expense, which includes depreciation recorded for assets under capital leases, for the year ended January 3, 2015 was $74.7 million ($69.2 million —December 28, 2013; $65.6 million —December 29, 2012).

Note 14—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of January 3, 2015 and December 28, 2013:

	January 3, 2015			December 28, 2013
		Accumulated			Accumulated
(in millions of U.S. dollars)	Cost	Amortization	Net	Cost	Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0	$45.0	$—	$45.0
DSS Trademarks	183.1	—	183.1	—	—	—

Total intangibles not subject to amortization	228.1	—	228.1	45.0	—	45.0

Subject to amortization
Customer relationships	646.2	174.6	471.6	379.5	167.5	212.0
Trademarks	33.5	26.9	6.6	32.6	25.2	7.4
Information technology	53.3	25.7	27.6	50.4	32.9	17.5
Other	7.6	3.6	4.0	6.6	4.0	2.6

Total intangibles subject to amortization	740.6	230.8	509.8	469.1	229.6	239.5

Total Intangibles	968.7	230.8	737.9	514.1	229.6	284.5

Other Assets
Financing costs	37.5	8.6	28.9	26.3	16.2	10.1
Deposits	7.8	—	7.8	1.1	—	1.1
Other	8.4	1.3	7.1	0.9	0.4	0.5

Total Other Assets	53.7	9.9	43.8	28.3	16.6	11.7

Total Intangibles & Other Assets	$1,022.4	$240.7	$781.7	$542.4	$246.2	$296.2

Amortization expense of intangible and other assets was $38.5 million during 2014 ($34.2 million—December 28, 2013; $35.4 million—December 29, 2012). Amortization of intangibles includes $3.2 million ($2.9 million—December 28, 2013; $2.9 million—December 29, 2012) relating to information technology assets and $2.5 million ($2.8 million—December 28, 2013; $3.7 million—December 29, 2012) relating to deferred financing assets.

The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(in millions of U.S. dollars)
2015	$72.7
2016	66.5
2017	58.8
2018	51.2
2019	43.9
Thereafter	216.7

Total	$509.8

Note 15—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of January 3, 2015 and December 28, 2013:

	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
Trade payables	$231.7	$196.8
Deferred income taxes	0.3	0.2
Accrued compensation	44.0	19.1
Accrued sales incentives	31.5	28.4
Accrued interest	4.2	11.2
Payroll, sales and other taxes	17.8	14.8
Accrued deposits	30.6	—
Other accrued liabilities	60.2	27.2

Total	$420.3	$297.7

Note 16—Debt

Our total debt as of January 3, 2015 and December 28, 2013 was as follows

(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
8.375% senior notes due in 2017[1]	$—	$14.9
8.125% senior notes due in 2018	—	375.0
6.750% senior notes due in 2020	625.0	—
10.000% senior notes due in 2021[2]	405.6	—
5.375% senior notes due in 2022	525.0	—
ABL facility	229.0	50.8
GE Term Loan	8.2	10.3
Capital leases and other debt financing	5.2	7.2

Total debt	1,798.0	458.2
Less: Short-term borrowings and current debt:
ABL facility	229.0	50.8

Total short-term borrowings	229.0	50.8
GE Term Loan - current maturities	2.0	1.9
Capital leases and other debt financing - current maturities	2.0	2.0

Total current debt	233.0	54.7

Total long-term debt	$1,565.0	$403.5

1.	Our 8.375% senior notes were issued at a discount of 1.425% on November 13, 2009. The unamortized discount balance at December 28, 2013 was $0.1 million.
2.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The fair value premium of $56.0 million is being amortized to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The effective interest rate is 7.010%.

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long Term Debt (incl. current)
2015	$233.0
2016	3.7
2017	3.0
2018	2.0
2019	0.2
Thereafter	1,500.5

$1,742.4

Asset-Based Lending Facility

On March 31, 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as Agent that created the ABL facility to provide financing for our North America, U.K. and Mexico operations. In connection with our acquisition of substantially all of the assets and liabilities of Cliffstar Corporation and its affiliated companies (the “Cliffstar Acquisition”), we refinanced the ABL facility on August 17, 2010 to, among other things, provide for the Cliffstar Acquisition, the issuance of the 2018 Notes (described below) and the application of net proceeds therefrom, the underwritten public offering of 13,340,000 common shares at a price of $5.67 per share and the application of net proceeds therefrom and to increase the amount available for borrowings to $275.0 million. We drew down a portion of the indebtedness under the ABL facility in order to fund the Cliffstar Acquisition. We incurred $5.4 million of financing fees in connection with the refinancing of the ABL facility.

On July 19, 2012, we amended the ABL facility to, among other things, extend the maturity date. We incurred $1.2 million of financing fees in connection with the amendment of the ABL facility.

On October 22, 2013, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $300.0 million, as well as an increase to the accordion feature, which permits us to increase the lenders’ commitments under the ABL facility to $350.0 million, subject to certain conditions, (2) extend the maturity date, and (3) provide for greater flexibility under certain covenants. We incurred approximately $0.7 million of financing fees in connection with the amendment of the ABL facility.

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

On December 12, 2014, in connection with the DSS Acquisition, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $400.0 million (which, with the accordion feature, if used, permits us to increase the lenders’ commitments under the ABL facility to $450.0 million, subject to certain conditions), (2) extend the maturity date to the earliest of (i) December 12, 2019, (ii) June 12, 2019, if we have not redeemed, repurchased or refinanced the 2020 Notes (described below) by May 28, 2019, or (iii) any earlier date on which the commitments under the ABL facility are reduced to zero or otherwise terminated, (3) include DSS and its subsidiaries as borrowers, (4) permit certain adjustments to the borrowing base calculation, (5) permit the debt, liens and intercreditor arrangements contemplated by the supplemental indenture entered into in connection with the DSS Notes (described below), (6) permit certain other indebtedness that we intend to issue or assume in connection with the DSS Acquisition, (7) permit certain other changes to dollar thresholds and limitations within our covenants generally reflecting the increased size of the facility. We incurred approximately $1.7 million of financing fees in connection with the amendment of the ABL facility.

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

As of January 3, 2015, our total availability under the ABL facility was $317.2 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of January 15, 2015 (the December month-end under the terms of the credit agreement governing our ABL facility). We had $229.0 million of outstanding borrowings under the ABL facility and $6.9 million in outstanding letters of credit. As a result, our aggregate availability under the ABL facility was $81.3 million. In connection with the DSS Acquisition, $29.4 million was required to cash collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings against our ABL facility, and the cash collateral is included within prepaid and other current assets on our Consolidated Balance Sheet at January 3, 2015. Subsequent to January 3, 2015 additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company, which was used to repay a portion of our outstanding ABL facility.

The commitment fee was 0.375% per annum of the unused commitment of $164.1 million, which was based on our total ABL facility commitment of $400.0 million excluding outstanding borrowings and outstanding letters of credit. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

The weighted average effective interest rate at January 3, 2015 on our outstanding LIBOR and Prime loans was 2.2%. The effective interest rates are based on our consolidated leverage ratio.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of our 5.375% senior notes due 2022 (the “2022 Notes”) to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. The 2022 Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee. The issuer of the 2022 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2022 Notes. The interest on the 2022 Notes is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2015.

We incurred $9.2 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

10.000% Senior Notes due in 2021

On August 30, 2013, DS Services of America, Inc. (formerly DS Waters of America, Inc.) issued $350.0 million of the DSS Notes to qualified purchasers in a private placement under Rule 144A and Regulations S under the Securities Act. The DSS Notes were issued under an indenture with Wilmington Trust, National Association, as trustee and as collateral agent. The interest on the DSS Notes is payable semi-annually on March 1st and September 1st of each year commencing on March 1, 2014. Pursuant to a consent solicitation statement dated November 13, 2014, as amended on November 25, 2014, and its accompanying consent letter, dated November 13, 2014, DSS solicited consent from the holders of the DSS Notes to certain modifications and amendments to the August 30, 2013 indenture and related security documents. On December 2, 2014, the requisite consents from the holders of the DSS Notes were obtained, with a consent payment of approximately $19.2 million. At the DSS Acquisition closing, we and most of our U.S., Canadian and U.K. subsidiaries executed a supplemental indenture to be added as guarantors to the DSS Notes.

The DSS Notes were recorded at their fair value of $406.0 million as part of the DSS Acquisition. The difference between the fair value and the principal amount of $350.0 million is amortized as a component of interest expense over the remaining contractual term of the DSS Notes. We incurred approximately $26.5 million of consent solicitation fees and bridge financing commitment fees. These costs are included in the selling, general, and administrative expenses of our Consolidated Statements of Operations.

6.750% Senior Notes due in 2020

On December 12, 2014, we issued the 2020 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. The 2020 Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee. The issuer of the 2020 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2020 Notes. The interest on the 2020 Notes is payable semi-annually on January 1st and July 1st of each year commencing on July 1, 2015.

We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes. The financing fees are being amortized using the effective interest method over a five-year period, which represents the term to maturity of the 2020 Notes.

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

On July 9, 2014 and July 24, 2014, we redeemed the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and the write off of approximately $0.8 million in deferred financing fees.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of our 8.375% senior notes due 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount by our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the 2017 Notes. The interest on the 2017 Notes was payable semi-annually on May 15th and November 15th of each year. We incurred $5.1 million of financing fees in connection with the 2017 Notes.

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments, the write off of approximately $4.0 million in deferred financing fees and discount charges, and other costs of approximately $0.5 million.

On February 19, 2014, we redeemed the remaining $15.0 million aggregate principal amount of the 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as the write off of approximately $0.3 million in deferred financing fees and discount charges.

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at a 5.23% interest rate.

Covenant Compliance

5.375% Senior Notes due in 2022

Under the indenture governing the 2022 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of January 3, 2015, we were in compliance with all of the covenants under the 2022 Notes and there have been no amendments to any such covenants since the 2022 Notes were issued.

10.000% Senior Notes due in 2021

Under the indenture governing the DSS Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of January 3, 2015, we were in compliance with all of the covenants under the DSS Notes and there have been no amendments to any such covenants since the DSS Notes were assumed by us.

6.750% Senior Notes due in 2020

Under the indenture governing the 2020 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of January 3, 2015, we were in compliance with all of the covenants under the 2020 Notes and there have been no amendments to any such covenants since the 2020 Notes were issued.

8.125% Senior Notes due in 2018

Under the indenture governing the 2018 Notes, we were subject to a number of covenants, including covenants that limited our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The 2018 Notes are no longer outstanding, but at all times prior to the redemption of the 2018 Notes on July 24, 2014, we were in compliance with all of the covenants under the 2018 Notes.

8.375% Senior Notes due in 2017

Under the indenture governing the 2017 Notes, we were subject to a number of covenants, including covenants that limited our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The 2017 Notes are no longer outstanding, but at all times prior to the redemption of the 2017 Notes on February 19, 2014, we were in compliance with all of the covenants under the 2017 Notes.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $40.0 million. If excess availability is less than the greater of 12.5% of the aggregate availability under the ABL facility or $50.0 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of January 3, 2015.

Note 17—Retirement Plans

Cott primarily maintains defined contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $4.1 million for the year ended January 3, 2015 ($4.8 million—December 28, 2013; $6.9 million—December 29, 2012).

We also maintain four defined benefit (“DB”) plans acquired as a part of prior acquisitions. One DB plan covers certain employees at one plant in the United States under a collective bargaining agreement. In connection with the DSS Acquisition, we assumed the obligations associated with a DB plan covering certain employees of DS Services of America, Inc. These two DB plans are referred to collectively as the U.S. Plans. DB plans covering certain employees of Cott Beverages Limited and Cooke Bros. Limited in the United Kingdom are referred to collectively as the U.K. Plans. Retirement benefits for employees covered by the U.S. Plans and U.K Plans are based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. All DB plans are closed to new participants. All DB plans are frozen. The plan covering certain employees of Cott Beverages Limited was frozen during the year ended January 3, 2015. We use a January 3, 2015 measurement date for all DB plans with the exception of the DS Services of America Inc. plan, which is measured as of December 26, 2014.

Obligations and Funded Status

The following table summarizes the change in the projected benefit obligation, change in plan assets and unfunded status of the four DB plans as of January 3, 2015 and December 28, 2013:

	January 3,	December 28,
(in millions of U.S. dollars)	2015	2013
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$62.5	$41.8
Transfer in	10.5	17.8
Service cost	0.2	0.5
Interest cost	2.7	2.4
Plan participant contributions	—	0.1
Benefit payments	(1.9)	(1.5)
Actuarial losses	8.5	0.7
Settlement losses	0.1	—
Curtailment gains	(0.9)	—
Translation losses (gains)	(3.8)	0.7

Projected benefit obligation at end of year	$77.9	$62.5

Change in Plan Assets
Plan assets beginning of year	$49.6	$33.2
Transfer in	7.1	11.1
Employer contributions	2.2	3.0
Plan participant contributions	—	0.1
Benefit payments	(1.8)	(1.5)
Actual return on plan assets	4.7	3.1
Translation (gains) losses	(2.7)	0.6

Fair value at end of year	$59.1	$49.6

Funded Status of Plan
Projected benefit obligation	$(77.9)	$(62.5)
Fair value of plan assets	59.1	49.6

Unfunded status	$(18.8)	$(12.9)

The accumulated benefit obligation for the DB plans equaled $77.9 million and $59.1 million at the end of 2014 and 2013, respectively.

Periodic Pension Costs

The components of net periodic pension cost were as follows:

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
Service cost	$0.2	$0.5	$0.5
Interest cost	2.7	2.4	1.9
Expected return on plan assets	(3.0)	(2.4)	(1.7)
Amortization of prior service costs	0.1	0.1	0.1
Amortization of net actuarial loss	0.3	0.3	1.0

Net periodic pension cost	$0.3	$0.9	$1.8

Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	For the Year Ended
	January 3,	December 28,	December 29,
(in millions of U.S. dollars)	2015	2013	2012
Unamortized prior service cost	$(0.1)	$(0.2)	$(0.3)
Unrecognized net actuarial loss	(12.3)	(8.2)	(8.8)

Total accumulated other comprehensive loss	$(12.4)	$(8.4)	$(9.1)

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the projected benefit obligation at year-end:

	January 3,	December 28,	December 29,
	2015	2013	2012
U.K. Plans
Discount rate	3.6%	4.5%	4.7%
Rate of compensation increase	n/a	3.4%[1]	3.3%[1]
CPI Inflation factor	1.9%	2.4%	2.5%
U.S. Plans
Discount rate	3.9%	4.4%	4.1%
Rate of compensation increase	n/a	n/a	n/a

1.	Applicable to the plan covering certain employees of Cott Beverages Limited. This plan closed to future benefit accruals during the year ended January 3, 2015, which resulted in a curtailment gain. As a result, no assumption for rate of compensation increase was necessary in estimating the projected benefit obligation at January 3, 2015.

The following table summarizes the weighted average actuarial assumptions used to determine net periodic benefit cost for the year ended:

	January 3,	December 28,	December 29,
	2015	2013	2012
U.K. Plans
Discount rate	4.5%	4.6%	4.6%
Expected long-term rate of return on plan assets	6.2%	5.7%	5.7%
Inflation factor	2.4%	2.5%	2.5%
U.S. Plans
Discount rate	4.2%	3.5%	3.5%
Expected long-term rate of return on plan assets	7.2%	7.0%	7.0%

The Company utilizes a yield curve analysis to determine the discount rates for its DB plan obligations. The yield curve considers pricing and yield information for high quality corporate bonds with maturities matched to estimated payouts of future pension benefits. The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience, future expectations of investment returns, asset allocations, and its investment strategy. The Company’s long-term rate of return on plan assets reflect expectations of projected weighted average market returns of plan assets. Changes in expected returns on plan assets also reflect any adjustments to the Company’s targeted asset allocation.

Asset Mix

Our DB plans weighted-average asset allocations by asset category were as follows:

	January 3,	December 28,
	2015	2013
Cash and cash equivalents	3.2%	2.8%
Equity securities	57.6%	60.0%
Fixed income investments	39.2%	37.2%

Plan Assets

Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, but listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. (The target allocation percentages for the U.K. Plans’ assets range between 60% to 80% in equity securities and 20% to 40% in fixed income investments. The target allocation percentages for the U.S. Plans’ assets range between 45% to 60% in equity securities and 40% to 55% in fixed income investments. None of our equity or debt securities are included in plan assets.)

Cash Flows

We expect to contribute $3.0 million to the DB plans during the 2015 fiscal year.

The following benefit payments are expected to be paid in the periods indicated below:

(in millions of U.S. dollars)
Expected benefit payments
FY 2015	$2.1
FY 2016	2.1
FY 2017	2.2
FY 2018	2.2
FY 2019	2.2
FY 2020 through FY 2021	12.0

The fair values of the Company’s pension plan assets at January 3, 2015 were as follows:

	January 3, 2015
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$1.9	$—	$—
Equities:
International mutual funds	5.4	1.0	—
Index mutual funds	6.8	—	—
U.S. mutual funds	1.4	3.5	—
Balanced	15.4	0.4	—
Property	0.1	—	—
Other	0.1	—	—
Fixed income:
Mutual funds	18.0	3.2	—
Insurance contract	—	1.9	—

Total	$49.1	$10.0	$—

The fair values of the Company’s pension plan assets at December 28, 2013 were as follows:

	December 28, 2013
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$1.3	$—	$—
Equities:
International mutual funds	6.4	—	—
Index mutual funds	6.8	—	—
U.S. mutual funds	1.1	—	—
Property	0.1
Balanced	15.1	—	—
Other	0.3	—	—
Fixed income:
Mutual funds	15.6	—	—
Insurance contract	—	2.9	—

Total	$46.7	$2.9	$—

Note 18—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component1 for the year ended January 3, 2015 were as follows:

	January 3, 2015
(in millions of U.S. dollars)	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance December 28, 2013	$0.2	$(8.4)	$(8.6)	$(16.8)

OCI before reclassifications	(0.7)	(4.3)	(30.2)	(35.2)
Amounts reclassified from AOCI	0.7	0.3	—	1.0

Net current-period OCI	—	(4.0)	(30.2)	(34.2)

Ending balance January 3, 2015	$0.2	$(12.4)	$(38.8)	$(51.0)

1.	All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table summarizes the amounts reclassified from AOCI1 for the years ended January 3, 2015 and December 28, 2013.

(in millions of U.S. dollars)	For the Year Ended		Affected Line Item in
Details About AOCI Components	January 3, 2015	December 28, 2013	the Statement Where Net Income Is Presented
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(1.0)	$0.6	Cost of sales

	$(1.0)	$0.6	Total before taxes
	0.3	—	Tax (expense) or benefit

	$(0.7)	$0.6	Net of tax

Amortization of pension benefit plan items
Prior service costs[2]	$(0.1)	$(0.4)
Actuarial adjustments[2]	—	(0.1)
Actuarial (losses)/gains[2]	(0.3)	(0.1)

	(0.4)	(0.6)	Total before taxes
	0.1	(0.3)	Tax (expense) or benefit

	$(0.3)	$(0.9)	Net of tax

Total reclassifications for the period	$(1.0)	$(0.3)	Net of tax

1.	Amounts in parenthesis indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 19—Commitments and Contingencies

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

(in millions of U.S. dollars)
2015	$28.3
2016	27.2
2017	23.8
2018	20.2
2019	17.7
Thereafter	97.5

Total	$214.7

Operating lease expenses were:

(in millions of U.S. dollars)
Year ended January 3, 2015	$20.2
Year ended December 28, 2013	21.4
Year ended December 29, 2012	23.8

Total	$65.4

Operating lease expenses are shown net of sublease income of $1.2 million for 2014. As of January 3, 2015, we had commitments for capital expenditures of approximately $5.0 million.

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

In June 2013, we completed the Calypso Soft Drinks Acquisition, which included a deferred payment of approximately $2.3 million paid on the first anniversary of the closing date, and a deferred payment of approximately $3.0 million to be paid on the second anniversary of the closing date.

In March 2014, we had a favorable legal settlement in the amount of $3.5 million, of which $3.0 million was collected in April 2014 and $0.5 million was collected in December 2014.

In May 2014, we completed the Aimia Acquisition, which included deferred consideration of £19.9 million ($33.5 million), which was paid by us on September 15, 2014 and aggregate contingent consideration of up to £16.0 million ($26.9 million), which is payable upon achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016.

We had $6.9 million in standby letters of credit outstanding as of January 3, 2015 ($7.5 million— December 28, 2013; $11.0 million—December 29, 2012).

We have future purchase obligations of $209.0 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.

Note 20—Preferred Shares

As a portion of the consideration in the DSS Acquisition, we issued to certain former security holders of DSS approximately $116.1 million of Convertible Preferred Shares and approximately $32.7 million of Non-Convertible Preferred Shares, which shares are redeemable at our option. At any time following the third anniversary of their issuance, at the option of the holders, the Convertible Preferred Shares will be convertible into common shares of Cott Corporation. The conversion rate will initially be 159.24 common shares per $1,000 face value of Convertible Preferred Shares, which is equivalent to a conversion price of approximately $6.28 per common share. The conversion rate will be subject to adjustment upon certain events. Holders of the Convertible Preferred Shares and Non-Convertible Preferred Shares can require us to redeem such shares upon a change of control of Cott or at any time on or after the ninth anniversary of the issue date.

The following table summarizes the activity in the Convertible Preferred Shares and Non-Convertible Preferred Shares accounts for the year ended January 3, 2015:

	Convertible Preferred Shares		Non-Convertible Preferred Shares
	Shares		Shares
(in millions of U.S. dollars, except number of shares)	Authorized/Outstanding (in thousands)	Amount	Authorized/Outstanding (in thousands)	Amount
Balance at December 28, 2013	—	$—	—	$—
Issuance of preferred shares	116.1	116.1	32.7	32.7
Cumulative preferred dividends	—	—	—	—

Balance at January 3, 2015	116.1	$116.1	32.7	$32.7

Dividends

Holders of Convertible Preferred Shares are entitled to a quarterly fixed cumulative dividend in an amount equal to 9% per annum of the redemption value of each Convertible Preferred Share, and such dividend shall increase by 1% on each of the first through fifth anniversaries of issuance. Holders of Non-Convertible Preferred Shares are entitled to a quarterly fixed cumulative dividend in an amount equal to 10% per annum of the redemption value of each Non-Convertible Preferred Share, and such dividend shall increase by 1% on each of the first through fifth anniversaries of issuance. The following table summarizes preferred share dividend activity for the year ended January 3, 2015:

	Convertible Preferred	Non-Convertible Preferred
(in millions of U.S. dollars)	Shares	Shares
Cumulative dividends at December 28, 2013	$—	$—
Plus: accrued dividends	0.6	0.2
Less: dividends paid	(0.6)	(0.2)

Cumulative dividends at January 3, 2015	$—	$—

Voting Rights

The Preferred Shares have the right to approve certain actions by us, with each series of Preferred Shares voting separately as a series, as long as the Preferred Shares are outstanding. The Convertible Preferred Shares have the right to vote alongside our common shares with respect to certain matters beginning on June 13, 2016 and unrestricted rights to vote alongside our common shares beginning on December 13, 2017. The Non-Convertible Preferred Shares do not have the right to vote alongside our common shares.

Note 21—Hedging Transactions and Derivative Financial Instruments

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

All derivatives are carried at fair value in the Consolidated Balance Sheets in the line item accounts receivable, net or accounts payable and accrued liabilities. The carrying values of the derivatives reflect the impact of legally enforceable agreements with the same counterparties. These allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (see Note 22 to the Consolidated Financial Statements). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are straight-forward over-the-counter instruments with liquid markets.

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review promptly any downgrade in counterparty credit rating. We mitigate pre-settlement risk by being permitted to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of the counterparty default to be minimal.

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the years ended January 3, 2015 or December 28, 2013, respectively. These foreign exchange contracts typically have maturities of less than eighteen months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional value of derivatives that were designated and qualified for our foreign currency cash flow hedging program was $22.5 million and $3.6 million as of January 3, 2015 and December 28, 2013, respectively. As of January 3, 2015 and December 28, 2013, approximately $0.7 million and $0.2 million of unrealized net of tax gains related to the foreign currency cash flow hedges were included in AOCI, respectively. The hedge ineffectiveness for these cash flow hedging instruments during fiscal 2014, fiscal 2013 and fiscal 2012 was not material.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional value of derivatives that were designated and qualified for our commodity cash flow hedging program was $55.4 million and nil as of January 3, 2015 and December 28, 2013, respectively. As of January 3, 2015 and December 28, 2013, approximately $0.7 million and nil of unrealized net of tax losses related to the commodity swaps were included in AOCI, respectively. The hedge ineffectiveness for these hedging instruments for fiscal 2014 was approximately $1.2 million and was recognized as an increase in cost of sales within the Consolidated Statements of Operations. The hedge ineffectiveness for fiscal 2013 and fiscal 2012 was not material.

The fair value of the Company’s derivative assets was $1.2 million and $0.3 million as of January 3, 2015 and December 28, 2013, respectively. The fair value of the Company’s derivative liabilities was $2.3 million and nil as of January 3, 2015 and December 28, 2013, respectively. A reconciliation of the Company’s derivatives by contract type is shown below:

(in millions of U.S. dollars)
Derivative Contract	Assets	Liabilities
Foreign currency hedge	$1.0	$—
Aluminum swaps	0.2	(2.3)

	$1.2	$(2.3)

Aluminum swaps subject to enforceable master netting arrangements are presented net in the reconciliation above. The fair value of the aluminum swap assets and liabilities which are shown net are reconciled in the table below:

	Assets	Liabilities
Aluminum swap assets	$0.2	$0.2
Aluminum swap liabilities	—	(2.5)

Net asset (liability)	$0.2	$(2.3)

The settlement of our derivative instruments resulted in a credit to cost of sales of $0.2 million for the year ended January 3, 2015, compared to $0.6 million for the year ended December 28, 2013.

Note 22—Fair Value Measurements

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The fair value of our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value of the derivative assets as of January 3, 2015 and December 28, 2013 was $1.2 million and $0.3 million, respectively. The fair value of the derivative liabilities as of January 3, 2015 and December 28, 2013 was $2.3 million and nil, respectively.

Fair value of financial instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of January 3, 2015 and December 28, 2013 were as follows:

	January 3, 2015		December 28, 2013
	Carrying	Fair	Carrying	Fair
(in millions of U.S. dollars)	Value	Value	Value	Value
8.375% senior notes due in 2017[1]	$—	$—	$15.0	$15.6
8.125% senior notes due in 2018[1]	—	—	375.0	404.1
6.750% senior notes due in 2020[1]	625.0	630.1	—	—
10.000% senior notes due in 2021[1,2]	405.6	403.4	—	—
5.375% senior notes due in 2022[1]	525.0	481.7	—	—

Total	$1,555.6	$1,515.1	$390.0	$419.7

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.
2.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The fair value premium of $56.0 million is being amortized to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.

Fair value of contingent consideration

We estimated the fair value of the Aimia Acquisition related contingent consideration based on financial projections of the acquired business and estimated probabilities of achievement of certain EBITDA targets. The fair value was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The acquisition date fair value of the contingent consideration was determined to be £10.6 million ($17.9 million) using a present valued probability-weighted income approach. We did not record any fair value adjustments to the contingent consideration as the key assumptions used to calculate the fair value at the acquisition date remained consistent at January 3, 2015. Should our assumptions regarding probability of achievement of certain EBITDA targets change in future periods, the change in fair value of the contingent consideration will be recognized as a gain or loss in the Consolidated Statements of Operations. The maximum potential payout is $26.9 million on an undiscounted basis.

Note 23—Quarterly Financial Information (unaudited)

	Year ended January 3, 2015
	First	Second	Third	Fourth
(in millions of U.S. dollars, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$475.1	$549.2	$535.0	$543.5	$2,102.8
Cost of sales	418.9	470.2	465.5	471.7	1,826.3

Gross profit	56.2	79.0	69.5	71.8	276.5
Selling, general and administrative expenses	48.0	52.5	50.4	104.1	255.0
Loss (gain) on disposal of property, plant and equipment	0.1	(0.1)	0.4	1.3	1.7
Restructuring	2.2	0.1	0.1	—	2.4
Asset impairments	1.6	0.3	(0.2)	—	1.7

Operating income (loss)	4.3	26.2	18.8	(33.6)	15.7

Net (loss) income attributed to Cott Corporation	$(4.1)	$(5.9)	$1.3	$18.7	$10.0

Per share data:
Net (loss) income per common share
Basic	$(0.04)	$(0.06)	$0.01	$0.20	$0.11

Diluted	$(0.04)	$(0.06)	$0.01	$0.19	$0.10

	Year ended December 28, 2013
	First	Second	Third	Fourth
(in millions of U.S. dollars, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$505.4	$563.8	$543.2	$481.6	$2,094.0
Cost of sales	443.3	481.4	472.4	421.5	1,818.6

Gross profit	62.1	82.4	70.8	60.1	275.4
Selling, general and administrative expenses	47.0	47.7	43.6	45.1	183.4
Loss on disposal of property, plant & equipment	0.1	0.3	1.2	0.2	1.8
Restructuring	—	2.0	—	—	2.0

Operating income	15.0	32.4	26.0	14.8	88.2

Net (loss) income attributed to Cott Corporation	$(0.1)	$16.3	$12.0	$(11.2)	$17.0

Per share data:
Net income (loss) per common share
Basic	$—	$0.17	$0.13	$(0.12)	$0.18

Diluted	$—	$0.17	$0.13	$(0.12)	$0.18

Note 24—Guarantor Subsidiaries

The DSS Notes assumed as part of the DSS Acquisition are guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other 100% owned direct and indirect subsidiaries (the “Guarantor Subsidiaries”). DSS and each Guarantor Subsidiary is 100% owned by Cott Corporation. The guarantees of the DSS Notes by Cott Corporation and the Guarantor Subsidiaries are full and unconditional, and all such guarantees are joint and several. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

We have not presented separate financial statements and separate disclosures have not been provided concerning Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with the Securities and Exchange Commission (the “SEC”) interpretations governing reporting of subsidiary financial information.

The following supplemental financial information sets forth on a consolidating basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, DSS, Guarantor Subsidiaries and our other subsidiaries (the “Non-guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of DSS in their respective subsidiaries using the equity method of accounting.

Condensed Consolidating Statement of Operations

For the year ended January 3, 2015

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$166.3	$28.7	$1,819.0	$137.9	$(49.1)	$2,102.8
Cost of sales	144.8	15.9	1,600.1	114.6	(49.1)	1,826.3

Gross profit	21.5	12.8	218.9	23.3	—	276.5
Selling, general and administrative expenses	23.1	14.5	205.4	12.0	—	255.0
Loss on disposal of property, plant & equipment	0.2	0.1	1.3	0.1	—	1.7
Restructuring and asset impairments Restructuring	2.1	—	0.3	—	—	2.4
Asset impairments	0.9	—	0.8	—	—	1.7

Operating (loss) income	(4.8)	(1.8)	11.1	11.2	—	15.7
Other (income) expense, net	(10.9)	(0.1)	31.9	0.1	—	21.0
Intercompany interest (income) expense, net	(0.7)	2.6	(1.9)	—	—	0.0
Interest expense, net	0.2	1.0	38.4	0.1	—	39.7

Income (loss) before income tax expense (benefit) and equity income	6.6	(5.3)	(57.3)	11.0	—	(45.0)
Income tax expense (benefit)	0.3	(2.5)	(59.8)	0.6	—	(61.4)
Equity income	4.5	—	6.1	—	(10.6)	—

Net income (loss)	$10.8	$(2.8)	$8.6	$10.4	$(10.6)	$16.4
Less: Net income attributable to non-controlling interests	—	—	—	5.6	—	5.6
Less: Accumulated dividends on convertible preferred shares	0.6	—	—	—	—	0.6
Less: Accumulated dividends on non-convertible preferred shares	0.2	—	—	—	—	0.2
Net income (loss) attributed to Cott Corporation	$10.0	$(2.8)	$8.6	$4.8	$(10.6)	$10.0

Comprehensive (loss) income attributed to Cott Corporation	$(23.4)	$(26.7)	$10.6	$8.5	$7.6	$(23.4)

Condensed Consolidating Statement of Operations

For the year ended December 28, 2013

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$170.9	$—	$1,802.7	$147.0	$(26.6)	$2,094.0
Cost of sales	149.0	—	1,567.1	129.1	(26.6)	1,818.6

Gross profit	21.9	—	235.6	17.9	—	275.4
Selling, general and administrative expenses	28.9	—	145.4	9.1	—	183.4
Loss on disposal of property, plant & equipment	0.1	—	1.6	0.1	—	1.8
Restructuring	0.5	—	1.2	0.3	—	2.0

Operating (loss) income	(7.6)	—	87.4	8.4	—	88.2
Other expense, net	0.4	—	12.4	—	—	12.8
Interest expense, net	—	—	51.5	0.1	—	51.6

(Loss) income before income tax (benefit) expense and equity income	(8.0)	—	23.5	8.3	—	23.8
Income tax (benefit) expense	(0.8)	—	2.2	0.4	—	1.8
Equity income	24.2	—	3.0	—	(27.2)	—

Net income	$17.0	$—	$24.3	$7.9	$(27.2)	$22.0
Less: Net income attributable to non-controlling interests	—	—	—	5.0	—	5.0

Net income attributed to Cott Corporation	$17.0	$—	$24.3	$2.9	$(27.2)	$17.0

Comprehensive income attributed to Cott Corporation	$12.6	$—	$19.0	$5.2	$(24.2)	$12.6

Condensed Consolidating Statement of Operations

For the year ended December 29, 2012

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$201.8	$—	$1,907.3	$172.9	$(31.4)	$2,250.6
Cost of sales	165.3	—	1,648.0	156.0	(31.4)	1,937.9

Gross profit	36.5	—	259.3	16.9	—	312.7
Selling, general and administrative expenses	32.1	—	158.7	10.0	—	200.8
Loss on disposal of property, plant & equipment	—	—	1.3	0.5	—	1.8

Operating income	4.4	—	99.3	6.4	—	110.1
Contingent consideration earn-out adjustment	—	—	0.6	—	—	0.6
Other expense (benefit), net	0.4	—	(2.3)	(0.1)	—	(2.0)
Interest expense, net	0.1	—	54.0	0.1	—	54.2

Income before income tax expense and equity income	3.9	—	47.0	6.4	—	57.3
Income tax expense	3.0	—	1.5	0.1	—	4.6
Equity income	47.3	—	2.0	—	(49.3)	—

Net income	$48.2	$—	$47.5	$6.3	$(49.3)	$52.7
Less: Net income attributable to non-controlling interests	—	—	—	4.5	—	4.5

Net income attributed to Cott Corporation	$48.2	$—	$47.5	$1.8	$(49.3)	$48.2

Comprehensive income (loss) attributed to Cott Corporation	$60.5	$—	$(14.2)	$(0.3)	$14.5	$60.5

Consolidating Balance Sheet

As of January 3, 2015

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$6.2	$34.4	$38.2	$7.4	$—	$86.2
Accounts receivable, net of allowance	16.2	105.4	358.8	12.2	(186.9)	305.7
Income taxes recoverable	—	0.6	0.6	0.4	—	1.6
Inventories	12.4	43.1	210.3	5.5	—	271.3
Prepaid expenses and other assets	3.2	10.3	45.4	0.4	—	59.3

Total current assets	38.0	193.8	653.3	25.9	(186.9)	724.1
Property, plant & equipment, net	38.2	406.6	403.0	7.8	—	855.6
Goodwill	23.4	556.9	163.3	—	—	743.6
Intangibles and other assets, net	0.7	415.6	358.7	6.7	—	781.7
Deferred income taxes	2.5	—	—	—	—	2.5
Other tax receivable	0.1	—	0.1	—	—	0.2
Due from affiliates	183.8	—	403.0	0.1	(586.9)	—
Investments in subsidiaries	436.3	—	973.1	—	(1,409.4)	—

Total assets	$723.0	$1,572.9	$2,954.5	$40.5	$(2,183.2)	$3,107.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$229.0	$—	$—	$229.0
Current maturities of long-term debt	0.1	—	3.0	0.9	—	4.0
Accounts payable and accrued liabilities	30.4	106.8	461.9	8.1	(186.9)	420.3

Total current liabilities	30.5	106.8	693.9	9.0	(186.9)	653.3
Long-term debt	—	405.6	1,158.8	0.6	—	1,565.0
Deferred income taxes	—	129.3	(9.4)	—	—	119.9
Other long-term liabilities	0.4	29.6	40.5	1.3	—	71.8
Due to affiliates	1.3	548.8	3.9	32.9	(586.9)	—

Total liabilities	32.2	1,220.1	1,887.7	43.8	(773.8)	2,410.0
Convertible preferred shares	116.1	—	—	—	—	116.1
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Capital stock, no par	388.3	355.5	1,766.0	39.7	(2,161.2)	388.3
Additional paid-in-capital	46.6	—	—	—	—	46.6
Retained earnings (deficit)	158.1	(2.8)	(694.5)	(55.1)	752.4	158.1
Accumulated other comprehensive (loss) income	(51.0)	0.1	(4.7)	5.2	(0.6)	(51.0)

Total Cott Corporation equity	542.0	352.8	1,066.8	(10.2)	(1,409.4)	542.0
Non-controlling interests	—	—	—	6.9	—	6.9

Total equity	542.0	352.8	1,066.8	(3.3)	(1,409.4)	548.9

Total liabilities, preferred shares and equity	$723.0	$1,572.9	$2,954.5	$40.5	$(2,183.2)	$3,107.7

Consolidating Balance Sheet

As of December 28, 2013

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$1.5	$—	$40.2	$5.5	$—	$47.2
Accounts receivable, net of allowance	19.0	—	174.8	15.5	(6.0)	203.3
Income taxes recoverable	0.4	—	0.7	—	—	1.1
Inventories	16.2	—	209.9	7.0	—	233.1
Prepaid expenses and other assets	2.1	—	17.1	0.1	—	19.3

Total current assets	39.2	—	442.7	28.1	(6.0)	504.0
Property, plant & equipment, net	47.9	—	422.7	9.9	—	480.5
Goodwill	25.8	—	113.4	—	—	139.2
Intangibles and other assets, net	1.3	—	284.2	10.7	—	296.2
Deferred income taxes	3.6	—	—	—	—	3.6
Other tax receivable	—	—	0.2	—	—	0.2
Due from affiliates	39.6	—	2.9	41.9	(84.4)	—
Investments in subsidiaries	506.3	—	742.7	—	(1,249.0)	—

Total assets	$663.7	$—	$2,008.8	$90.6	$(1,339.4)	$1,423.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$50.8	$—	$—	$50.8
Current maturities of long-term debt	—	—	3.0	0.9	—	3.9
Accounts payable and accrued liabilities	25.5	—	271.5	6.7	(6.0)	297.7

Total current liabilities	25.5	—	325.3	7.6	(6.0)	352.4
Long-term debt	0.1	—	401.8	1.6	—	403.5
Deferred income taxes	—	—	40.7	0.4	—	41.1
Other long-term liabilities	0.1	—	22.2	—	—	22.3
Due to affiliates	43.1	—	4.0	37.3	(84.4)	—

Total liabilities	68.8	—	794.0	46.9	(90.4)	819.3
Equity
Capital stock, no par	392.8	—	1,863.7	82.5	(1,946.2)	392.8
Additional paid-in-capital	44.1	—	—	—	—	44.1
Retained earnings (deficit)	174.8	—	(666.2)	(49.8)	716.0	174.8
Accumulated other comprehensive (loss) income	(16.8)	—	17.3	1.5	(18.8)	(16.8)

Total Cott Corporation equity	594.9	—	1,214.8	34.2	(1,249.0)	594.9
Non-controlling interests	—	—	—	9.5	—	9.5

Total equity	594.9	—	1,214.8	43.7	(1,249.0)	604.4

Total liabilities and equity	$663.7	$—	$2,008.8	$90.6	$(1,339.4)	$1,423.7

Condensed Consolidating Statement of Cash Flows

For the year ended January 3, 2015

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income (loss)	$10.8	$(2.8)	$8.6	$10.4	$(10.6)	$16.4
Depreciation & amortization	6.2	5.2	93.6	5.7	—	110.7
Amortization of financing fees	0.1	—	2.4	—	—	2.5
Amortization of bond premium	—	(0.4)	—	—		(0.4)
Share-based compensation expense	1.2	—	4.5	0.1	—	5.8
Increase (decrease) in deferred income taxes	0.8	(2.2)	(64.4)	—	—	(65.8)
Loss on disposal of property, plant & equipment	0.2	0.1	1.3	0.1	—	1.7
Asset impairments	0.9	—	0.8	—	—	1.7
Write-off of financing fees and discount	—	—	4.1	—	—	4.1
Equity income, net of distributions	(4.5)	—	(6.1)	—	10.6	—
Intercompany dividends	63.8	—	—	—	(63.8)	—
Other non-cash items	0.2	—	0.1	—	—	0.3
Net change in operating assets and liabilities, net of acquisition	(37.7)	9.3	11.7	(3.6)	—	(20.3)

Net cash provided by operating activities	42.0	9.2	56.6	12.7	(63.8)	56.7

Investing Activities
Acquisition, net of cash received	—	—	(798.5)	—	—	(798.5)
Additions to property, plant & equipment	(1.9)	(3.6)	(40.4)	(0.8)	—	(46.7)
Additions to intangibles and other assets	—	—	(6.9)	—	—	(6.9)
Proceeds from sale of property, plant & equipment	—	—	1.8	—	—	1.8

Net cash (used in) provided by investing activities	(1.9)	(3.6)	(844.0)	(0.8)	—	(850.3)

Financing Activities
Payments of long-term debt	(0.1)	—	(392.4)	(1.1)	—	(393.6)
Issue of long-term debt	—	—	1,150.0	—	—	1,150.0
Borrowings under ABL	—	—	959.0	—	—	959.0
Payments under ABL	—	—	(779.6)	—	—	(779.6)
Distributions to non-controlling interests	—	—	—	(8.5)	—	(8.5)
Financing fees	—	—	(24.0)	—	—	(24.0)
Common share repurchase	(12.1)	—	—	—	—	(12.1)
Dividends paid to shareholders	(22.8)	—	—	—	—	(22.8)
Payment of deferred consideration for acquisitions	—	—	(32.4)	—	—	(32.4)
Intercompany financing transactions	—	28.8	(28.8)	—	—	—
Other financing activities	—	—	(0.3)	—	—	(0.3)
Intercompany dividends	—	—	(63.8)	—	63.8	—

Net cash (used in) provided by financing activities	(35.0)	28.8	787.7	(9.6)	63.8	835.7
Effect of exchange rate changes on cash	(0.4)	—	(2.3)	(0.4)	—	(3.1)

Net increase (decrease) in cash & cash equivalents	4.7	34.4	(2.0)	1.9	—	39.0

Cash & cash equivalents, beginning of period	1.5	—	40.2	5.5	—	47.2

Cash & cash equivalents, end of period	$6.2	$34.4	$38.2	$7.4	$—	$86.2

Condensed Consolidating Statement of Cash Flows

For the year ended December 28, 2013

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$17.0	$—	$24.3	$7.9	$(27.2)	$22.0
Depreciation & amortization	6.3	—	88.1	6.2	—	100.6
Amortization of financing fees	0.1	—	2.7	—	—	2.8
Share-based compensation expense	1.1	—	2.9	—	—	4.0
(Decrease) increase in deferred income taxes	(0.9)	—	1.5	(0.1)	—	0.5
Loss on disposal of property, plant & equipment	0.1	—	1.6	0.1	—	1.8
Write-off of financing fees and discount	—	—	4.0	—	—	4.0
Equity loss, net of distributions	(24.2)	—	(3.0)	—	27.2	—
Intercompany dividends	27.1	—	6.9	—	(34.0)	—
Other non-cash items	0.2	—	0.6	0.1	—	0.9
Net change in operating assets and liabilities, net of acquisition	(21.3)	—	38.6	1.0	—	18.3

Net cash provided by operating activities	5.5	—	168.2	15.2	(34.0)	154.9

Investing Activities
Acquisition, net of cash received	—	—	(11.2)	—	—	(11.2)
Additions to property, plant & equipment	(6.8)	—	(47.2)	(1.3)	—	(55.3)
Additions to intangibles and other assets	—	—	(5.9)	—	—	(5.9)
Proceeds from sale of property, plant & equipment	—	—	—	0.2	—	0.2
Proceeds from insurance recoveries	—	—	0.6	—	—	0.6

Net cash used in investing activities	(6.8)	—	(63.7)	(1.1)	—	(71.6)

Financing Activities
Payments of long-term debt	(0.1)	—	(219.9)	(0.8)	—	(220.8)
Borrowings under ABL	—	—	131.9	—	—	131.9
Payments under ABL	—	—	(82.1)	—	—	(82.1)
Distributions to non-controlling interests	—	—	—	(6.6)	—	(6.6)
Common share repurchase	(13.0)	—	—	—	—	(13.0)
Dividends paid to shareholders	(21.9)	—	—	—	—	(21.9)
Intercompany dividends	—	—	(27.1)	(6.9)	34.0	—
Financing fees	(0.1)	—	(0.7)	—	—	(0.8)

Net cash used in financing activities	(35.1)	—	(197.9)	(14.3)	34.0	(213.3)
Effect of exchange rate changes on cash	(1.9)	—	(0.3)	—	—	(2.2)

Net decrease in cash & cash equivalents	(38.3)	—	(93.7)	(0.2)	—	(132.2)

Cash & cash equivalents, beginning of period	39.8	—	133.9	5.7	—	179.4

Cash & cash equivalents, end of period	$1.5	$—	$40.2	$5.5	$—	$47.2

Condensed Consolidating Statement of Cash Flows

For the year ended December 29, 2012

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$48.2	$—	$47.5	$6.3	$(49.3)	$52.7
Depreciation & amortization	6.5	—	84.9	5.9	—	97.3
Amortization of financing fees	0.2	—	3.5	—	—	3.7
Share-based compensation expense	1.1	—	3.7	0.1	—	4.9
Increase in deferred income taxes	0.4	—	3.4	—	—	3.8
Gain on bargain purchase	—	—	(0.9)	—	—	(0.9)
Loss on disposal of property, plant & equipment	—	—	1.3	0.5	—	1.8
Equity loss, net of distributions	(47.3)	—	(2.0)	—	49.3	—
Intercompany dividends	28.0	—	5.9	—	(33.9)	—
Other non-cash items	—	—	(0.4)	—	—	(0.4)
Net change in operating assets and liabilities, net of acquisition	2.9	—	8.9	1.7	—	10.1

Net cash provided by operating activities	40.0	—	155.8	11.1	(33.9)	173.0

Investing Activities
Acquisition, net of cash received	—	—	(9.7)	—	—	(9.7)
Additions to property, plant & equipment	(7.7)	—	(59.4)	(2.6)	—	(69.7)
Additions to intangibles and other assets	(0.6)	—	(4.6)	—	—	(5.2)
Proceeds from sale of property, plant & equipment	—	—	1.0	1.3	—	2.3
Proceeds from insurance recoveries	—	—	1.9	—	—	1.9

Net cash used in investing activities	(8.3)	—	(70.8)	(1.3)	—	(80.4)

Financing Activities
Payments of long-term debt	0.1	—	(2.9)	(0.5)	—	(3.3)
Borrowings under ABL	—	—	24.5	—	—	24.5
Payments under ABL	—	—	(24.5)	—	—	(24.5)
Distributions to non-controlling interests	—	—	—	(5.6)	—	(5.6)
Common share repurchase	(0.3)	—	—	—	—	(0.3)
Dividends paid to shareholders	(5.8)	—	—	—	—	(5.8)
Intercompany dividends	—	—	(28.0)	(5.9)	33.9	—
Financing fees	—	—	(1.2)	—	—	(1.2)

Net cash used in financing activities	(6.0)	—	(32.1)	(12.0)	33.9	(16.2)
Effect of exchange rate changes on cash	0.4	—	1.4	0.3	—	2.1

Net increase in cash & cash equivalents	26.1	—	54.3	(1.9)	—	78.5

Cash & cash equivalents, beginning of period	13.7	—	79.6	7.6	—	100.9

Cash & cash equivalents, end of period	$39.8	$—	$133.9	$5.7	$—	$179.4

Note 25—Subsequent Event

On February 19, 2015, the Board of Directors declared a dividend of $0.06 per common share, payable in cash on March 27, 2015 to shareowners of record at the close of business on March 11, 2015.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year ended January 3, 2015
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.8)	$(0.5)	$(0.8)	$0.2	$0.4	$(6.5)
Inventories	(12.0)	—	(6.3)	0.2	(0.1)	(18.2)
Deferred income tax assets	(45.2)	—	29.4	—	—	(15.8)

	$(63.0)	$(0.5)	$22.3	$0.4	$0.3	$(40.5)

(in millions of U.S. dollars)	Year ended December 28, 2013
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(6.7)	$—	$0.9	$—	$—	$(5.8)
Inventories	(10.5)	—	(2.0)	0.5	—	(12.0)
Deferred income tax assets	(27.5)	—	(17.8)	0.1	—	(45.2)

	$(44.7)	$—	$(18.9)	$0.6	$—	$(63.0)

(in millions of U.S. dollars)	Year ended December 29, 2012
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.7)	$—	$(1.3)	$(0.1)	$0.4	$(6.7)
Inventories	(8.8)	—	(1.6)	(0.3)	0.2	(10.5)
Deferred income tax assets	(22.2)	—	(5.6)	0.3	—	(27.5)

	$(36.7)	$—	$(8.5)	$(0.1)	$0.6	$(44.7)

Cott Corporation

Exhibit Index

Number	Description

2.1	Asset Purchase Agreement, dated as of July 7, 2010, by and among Cott Corporation, Caroline LLC, a wholly-owned subsidiary of Cott Corporation, Cliffstar Corporation, each of the Cliffstar companies named therein, and Stanley Star, solely in his capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed July 9, 2010).

2.2	Share Purchase Agreement, dated as of May 30, 2014, by and among Robert Unsworth and the shareholders of Aimia Foods Holdings Limited identified therein, Cott Ventures Limited, Cott Corporation, and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 2, 2014).

2.3	Agreement and Plan of Merger, dated as of November 6, 2014, by and among DSS Group, Inc., Cott Corporation, Delivery Acquisition, Inc., and Crestview DSW Investors, L.P., as the Sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K filed November 7, 2014).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007) (file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Indenture, dated as of June 24, 2014, governing the 5.375% Senior Notes due 2022, by and among the Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2014).

4.2	Form of 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed June 25, 2014).

4.3	Registration Rights Agreement, dated as of June 24, 2014, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and the certain Initial Purchasers of the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed June 25, 2014).

4.4	Supplemental Indenture, dated as of July 24, 2014, governing the 5.375% Senior Notes due 2022, by and among Cott Beverages Inc. and certain of its subsidiaries, including Aimia Foods EBT Company Limited, Aimia Foods Group Limited, Aimia Foods Holdings Limited, Aimia Foods Limited and Stockpack Limited, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

4.5	Second Supplemental Indenture, dated as of December 12, 2014, governing the 5.375% Senior Notes due 2022, by and among Cott Beverages Inc. and certain of its subsidiaries, including DSS Group, Inc., DS Services of America, Inc., DS Services Holdings, Inc. and Crystal Springs of Alabama, LLC, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

4.6	Indenture, dated as of December 12, 2014, governing the 6.75% Senior Notes due 2020, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.3 to our Form 8-K filed December 15, 2014).

Number	Description

4.7	Form of 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit A to Exhibit 4.3 to our Form 8-K filed December 15, 2014).

4.8	Registration Rights Agreement, dated as of December 12, 2014, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and the Initial Purchasers of the 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.5 to our Form 8-K filed December 15, 2014).

4.9	Form of Amended and Restated Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among Cott Corporation, DS Services of America, Inc., DS Services Holdings, Inc., the other guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.6 to our Form 8-K filed December 15, 2014).

4.10	Third Supplemental Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among DS Services of America, Inc., Cott Corporation and certain of its subsidiaries, including Cott Beverages Inc., DSS Group, Inc. and Wilmington Trust, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.7 to our Form 8-K filed December 15, 2014).

4.11	Form of 10.000% Second-Priority Senior Secured Notes due 2021 (incorporated by reference to Exhibit A to Exhibit 4.6 to our Form 8-K filed December 15, 2014).

4.12	Registration Rights Agreement for Series A Convertible First Preferred Shares and Common Shares, dated as of December 12, 2014, by and among Cott Corporation and the designated holders named therein (incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 15, 2014).

4.13	Registration Rights Agreement for Series B Non-Convertible First Preferred Shares and Common Shares, dated as of December 12, 2014, by and among Cott Corporation and the designated holders named therein (incorporated by reference to Exhibit 4.2 to our Form 8-K filed December 15, 2014).

10.1[3]	Restated 1986 Common Share Option Plan of Cott Corporation/Corporation Cott as amended through October 20, 2004 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 16, 2005) (file no. 001-31410).

10.2[1]	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent and Bank of America, N.A., as Documentation Agent (filed herewith).

10.3	Amendment No. 1 to Credit Agreement, dated as of April 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 7, 2012).

10.4	Amendment No. 2 to Credit Agreement, dated as of July 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 1, 2012).

Number	Description

10.5	Amendment No. 3 to Credit Agreement, dated as of October 22, 2013, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.22 to our Form 10-K filed February 24, 2014).

10.6	Amendment No. 4 to Credit Agreement, dated as of May 28, 2014, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 7, 2014).

10.7 [1]	Amendment No. 5 to Credit Agreement, dated as of December 12, 2014, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

10.8 [3]	Employment Offer Letter to Steven Kitching dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 3, 2013).

10.9 [3]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 11, 2009) (file no. 001-31410).

10.10 [3]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007) (file no. 001-31410).

10.11 [3]	Employment Offer Letter to Gregory Leiter, executed October 15, 2007 (incorporated by reference to Exhibit 10.41 to our Form 10-K filed March 11, 2008) (file no. 001-31410).

10.12 [3]	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2009) (file no. 001-31410).

10.13 [3]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2009) (file no. 001-31410).

10.14 [3]	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2010).

10.15 [3]	2010 Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed April 1, 2010).

10.16 [3]	Amendment to 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to our Form 8-K filed May 4, 2010).

10.17 [3]	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed November 10, 2010).

10.18 [3]	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan (filed herewith).

10.19 [3]	Form of Nonqualified Stock Option Agreement under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to our Form 10-K filed February 27, 2013).

Number	Description

10.20 [2]	Supply Agreement executed December 21, 2010, effective January 1, 2011 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.34 of our Form 10-K/A filed January 1, 2012).

10.21 [3]	Employment Offer Letter to Jay Wells dated January 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 7, 2012).

10.22 [3]	Employment Offer Letter to Carlos Baila dated September 17, 2012 (incorporated by reference to Exhibit 10.24 to our Form 10-K filed February 27, 2013).

10.23 [3]	First Amended and Restated Employment Agreement, dated as of December 16, 2014, between DS Services of America, Inc. and Thomas J. Harrington (filed herewith).

10.24 [3]	Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed March 28, 2013).

10.25	Director Designation Agreement dated as of December 12, 2014, between Cott Corporation and Crestview DSW Investors, L.P., as Sellers’ Representative (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 15, 2014).

21.1	List of Subsidiaries of Cott Corporation (filed herewith).

23.1	Consent of Independent Registered Certified Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2015 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2015 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2015 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2015 (furnished herewith).

101	The following financial statements from Cott Corporation’s Annual Report on Form 10-K for the year ended January 3, 2015, filed March 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Condensed Consolidated Statements of Comprehensive Income (vi) Notes to the Consolidated Financial Statements (filed herewith).

[1]	Document is subject to request for confidential treatment.
[2]	Confidential treatment has been granted for portions of this exhibit.
[3]	Indicates a management contract or compensatory plan.