Form 10-Q
period 2015-04-04
COTT CORP /CN/
filed 2015-05-14
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 4, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2015
Common Shares, no par value per share	93,259,829 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended
	April 4, 2015	March 29, 2014
Revenue, net	$709.8	$475.1
Cost of sales	508.5	418.9

Gross profit	201.3	56.2
Selling, general and administrative expenses	188.5	46.9
Loss on disposal of property, plant & equipment	1.4	0.1
Restructuring	—	2.2
Asset impairments	—	1.6
Acquisition and integration expenses	4.7	1.1

Operating income	6.7	4.3
Other income, net	(10.4)	(2.3)
Interest expense, net	27.7	9.8

Loss before income taxes	(10.6)	(3.2)
Income tax benefit	(9.4)	(0.5)

Net loss	$(1.2)	$(2.7)
Less: Net income attributable to non-controlling interests	1.3	1.4
Less: Accumulated dividends on convertible preferred shares	2.7	—
Less: Accumulated dividends on non-convertible preferred shares	0.8	—

Net loss attributed to Cott Corporation	$(6.0)	$(4.1)

Net loss per common share attributed to Cott Corporation
Basic	$(0.06)	$(0.04)
Diluted	(0.06)	(0.04)
Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	93,196	94,319
Diluted	93,196	94,319
Dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	April 4, 2015	March 29, 2014
Net loss	$(1.2)	$(2.7)
Other comprehensive loss:
Currency translation adjustment	(25.9)	(1.6)
Pension benefit plan, net of tax [1]	0.1	—
Unrealized loss on derivative instruments, net of tax [2]	—	(0.1)

Total other comprehensive loss	(25.8)	(1.7)

Comprehensive loss	$(27.0)	$(4.4)
Less: Comprehensive income attributable to non-controlling interests	1.3	1.4
Less: Accumulated dividends on convertible preferred shares	2.7	—
Less: Accumulated dividends on non-convertible preferred shares	0.8	—

Comprehensive loss attributed to Cott Corporation	$(31.8)	$(5.8)

1.	Net of the effect of $0.2 million and $0.1 million tax expense for the three months ended April 4, 2015 and March 29, 2014, respectively.
2.	Net of the effect of nil tax expense for the three months ended April 4, 2015 and March 29, 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	April 4, 2015	January 3, 2015
ASSETS
Current assets
Cash & cash equivalents	$34.5	$86.2
Accounts receivable, net of allowance of $10.2 ($6.5 as of January 3, 2015)	340.6	305.7
Income taxes recoverable	1.2	1.6
Inventories	270.5	262.4
Prepaid expenses and other current assets	34.5	59.3

Total current assets	681.3	715.2
Property, plant & equipment, net	845.2	864.5
Goodwill	742.4	743.6
Intangibles and other assets, net	762.9	781.7
Deferred income taxes	1.8	2.5
Other tax receivable	—	0.2

Total assets	$3,033.6	$3,107.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$221.0	$229.0
Current maturities of long-term debt	4.1	4.0
Accounts payable and accrued liabilities	422.0	420.3

Total current liabilities	647.1	653.3
Long-term debt	1,552.5	1,565.0
Deferred income taxes	105.3	119.9
Other long-term liabilities	67.1	71.8

Total liabilities	2,372.0	2,410.0
Convertible preferred shares, $1,000 stated value, 116,054 (January 3, 2015 – 116,054) shares issued	116.2	116.1
Non-convertible preferred shares, $1,000 stated value, 32,711 (January 3, 2015 – 32,711) shares issued	32.7	32.7
Equity
Capital stock, no par – 93,259,829 (January 3, 2015 – 93,072,850) shares issued	389.5	388.3
Additional paid-in-capital	47.2	46.6
Retained earnings	146.6	158.1
Accumulated other comprehensive loss	(76.8)	(51.0)

Total Cott Corporation equity	506.5	542.0
Non-controlling interests	6.2	6.9

Total equity	512.7	548.9

Total liabilities, preferred shares and equity	$3,033.6	$3,107.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	April 4, 2015	March 29, 2014
Operating Activities
Net loss	$(1.2)	$(2.7)
Depreciation & amortization	57.4	25.1
Amortization of financing fees	1.3	0.6
Amortization of senior notes premium	(1.5)	—
Share-based compensation expense	2.4	1.3
Decrease in deferred income taxes	(11.7)	(0.7)
Write-off of financing fees and discount	—	0.3
Loss on disposal of property, plant & equipment	1.4	0.1
Asset impairments	—	1.6
Other non-cash items	(10.2)	(0.2)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(41.3)	(33.3)
Inventories	(11.0)	(16.5)
Prepaid expenses and other current assets	30.3	0.2
Other assets	(2.4)	0.2
Accounts payable and accrued liabilities, and other liabilities	(15.2)	(28.5)
Income taxes recoverable	0.6	—

Net cash used in operating activities	(1.1)	(52.5)

Investing Activities
Additions to property, plant & equipment	(27.3)	(8.8)
Additions to intangibles and other assets	(2.1)	(1.5)
Proceeds from sale of property, plant & equipment	0.4	—

Net cash used in investing activities	(29.0)	(10.3)

Financing Activities
Payments of long-term debt	(0.8)	(16.0)
Borrowings under ABL	94.8	95.0
Payments under ABL	(102.8)	(15.1)
Distributions to non-controlling interests	(2.0)	(2.3)
Proceeds from the exercise of options for common shares, net	0.1	—
Common shares repurchased and cancelled	(0.7)	(0.4)
Dividends paid to common and preferred shareowners	(9.0)	(5.1)

Net cash (used in) provided by financing activities	(20.4)	56.1

Effect of exchange rate changes on cash	(1.2)	0.1

Net decrease in cash & cash equivalents	(51.7)	(6.6)
Cash & cash equivalents, beginning of period	86.2	47.2

Cash & cash equivalents, end of period	$34.5	$40.6

Supplemental Non-cash Investing and Financing Activities:
Dividend payable issued through accounts payable and accrued liabilities	0.1	—
DSS additional consideration accrued in accounts payable	8.9	—
Additions to property, plant & equipment through accounts payable and accrued liabilities	6.2	—
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8.3	$16.6
Cash paid for income taxes, net	$0.5	$0.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 28, 2013	94,238	$392.8	$44.1	$174.8	$(16.8)	$9.5	$604.4
Common shares repurchased and cancelled	(54)	(0.4)	—	—	—	—	(0.4)
Common shares issued – Time-based RSUs	141	1.2	(1.2)	—	—	—	—
Share-based compensation	—	—	1.3	—	—	—	1.3
Dividend payment	—	—	—	(5.1)	—	—	(5.1)
Distributions to non-controlling interests	—	—	—	—	—	(2.3)	(2.3)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(1.6)	—	(1.6)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	(0.1)	—	(0.1)
Net (loss) income	—	—	—	(4.1)	—	1.4	(2.7)

Balance at March 29, 2014	94,325	$393.6	$44.2	$165.6	$(18.5)	$8.6	$593.5

Balance at January 3, 2015	93,073	$388.3	$46.6	$158.1	$(51.0)	$6.9	$548.9
Common shares repurchased and cancelled	(87)	(0.7)	—	—	—	—	(0.7)
Common shares issued – Performance-based RSUs	255	1.7	(1.7)	—	—	—	—
Share-based compensation	—	—	2.4	—	—	—	2.4
Options exercised	19	0.2	(0.1)	—	—	—	0.1
Common shares dividend	—	—	—	(5.5)	—	—	(5.5)
Distributions to non-controlling interests	—	—	—	—	—	(2.0)	(2.0)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(25.9)	—	(25.9)
Pension benefit plan, net of tax	—	—	—	—	0.1	—	0.1
Preferred shares dividend	—	—	—	(3.5)	—	—	(3.5)
Net (loss) income	—	—	—	(2.5)	—	1.3	(1.2)

Balance at April 4, 2015	93,260	$389.5	$47.2	$146.6	$(76.8)	$6.2	$512.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1—Business and Recent Accounting Pronouncements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors and has one of the broadest home and office bottled water and office coffee services distribution networks in the United States, with the ability to service approximately 90% of U.S. households, as well as national, regional and local offices. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, purified, spring, artesian, distilled and fluoridated bottled water, energy drinks and shots, sports products, new age beverages, ready-to-drink teas and alcoholic beverages, beverage concentrates, liquid enhancers and freezables, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals. In addition, Cott is now a national direct-to-consumer provider of bottled water, office coffee and water filtration services offering a comprehensive portfolio of beverage products, equipment and supplies to approximately 1.5 million customer locations through its network of over 200 sales and distribution facilities and daily operation of over 2,100 routes.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 3, 2015. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The presentation of these interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the three months ended March 29, 2014, the Company concluded that it was appropriate to reclassify the amortization of customer list intangible assets to selling, general and administrative (“SG&A”) expenses. Previously, such amortization had been classified as cost of sales. Accordingly, the Company has revised the classification to report these SG&A expenses in the Consolidated Statement of Operations for the three months ended March 29, 2014. Also, for the three months ended March 29, 2014, the Company concluded that it was appropriate to reclassify acquisition and integration expenses separately. Previously, such expenses had been classified as SG&A expenses. Accordingly, the Company has revised the classification to report these expenses separately in the Consolidated Statement of Operations for the three months ended March 29, 2014. Additionally, as of January 3, 2015, the Company concluded that it was appropriate to reclassify certain recently acquired assets in connection with the DSS Acquisition (see Note 3 to the Consolidated Financial Statements) from inventories to property, plant and equipment, net to be consistent with Cott’s accounting treatment. Accordingly, the Company has revised the classification to report these assets under property, plant and equipment, net in the Consolidated Balance Sheet as of January 3, 2015. The impacts of the reclassifications are shown in the tables below:

(in millions of U.S. dollars)	For the three months ended March 29, 2014
Decrease to cost of sales	$(5.7)
Increase to selling, general and administrative expenses	$5.7

(in millions of U.S. dollars)	For the three months ended March 29, 2014
Decrease to selling, general and administrative expenses	$(1.1)
Increase to acquisition and integration expenses	$1.1

(in millions of U.S. dollars)	January 3, 2015
Decrease to inventories	$(8.9)
Increase to property, plant and equipment, net	$8.9

These changes in classification did not affect net income attributable to Cott Corporation or total assets as previously reported in the Consolidated Statement of Operations and Consolidated Balance Sheet for the periods presented.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) or the issuance of new standards to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these Consolidated Financial Statements.

Update ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB amended its guidance regarding revenue recognition and created a new Topic 606, Revenue from Contracts with Customers. The objectives for creating Topic 606 were to remove inconsistencies and weaknesses in revenue recognition, provide a more robust framework for addressing revenue issues, provide more useful information to users of the financial statements through improved disclosure requirements, simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer, and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

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

Update ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB amended its guidance to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. For public entities, the amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Note 2—Revisions

The Company has revised its three months ended March 29, 2014 Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income, Consolidated Statement of Cash Flows, and Consolidated Statement of Equity to correct errors for an overstatement of historical property, plant and equipment, net, including a portion related to a prior acquisition, and the related depreciation expense recorded during the period, and an overstatement of deferred tax liabilities. The overstatement of deferred tax liabilities overstated previously reported income tax benefit by $0.4 million for the three months ended March 29, 2014. The remaining differences identified in the reconciliations below are attributable to the historical overstatement of property, plant and equipment, net of $0.2 million. The impact on the previously issued financial statements is detailed in the reconciliations below. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements.

	As previously filed	As revised
Consolidated Statements of Operations	For the three months ended March 29, 2014		Difference
(in millions of U.S. dollars)
Cost of sales [1]	$424.8	$424.6	$(0.2)
Gross profit [1]	$50.3	$50.5	$0.2
Operating income	$4.1	$4.3	$0.2
(Loss) income before income taxes	$(3.4)	$(3.2)	$0.2
Income tax (benefit) expense	$(0.9)	$(0.5)	$0.4
Net (loss) income	$(2.5)	$(2.7)	$(0.2)
Net loss attributed to Cott Corporation	$(3.9)	$(4.1)	$(0.2)

1.	The revised balances do not include the reclassification of the amortization of customer list intangible assets from cost of sales to SG&A expenses as presented in the Consolidated Statement of Operations for the three months ended March 29, 2014 (see Note 1 to the Consolidated Financial Statements).

	As previously filed	As revised
Consolidated Statements of Comprehensive Income	For the three months ended March 29, 2014		Difference
(in millions of U.S. dollars)
Net (loss) income	$(2.5)	$(2.7)	$(0.2)
Comprehensive loss	$(4.2)	$(4.4)	$(0.2)
Comprehensive loss attributed to Cott Corporation	$(5.6)	$(5.8)	$(0.2)

	As previously filed	As revised
Consolidated Statements of Cash Flows	For the three months ended March 29, 2014		Difference
(in millions of U.S. dollars)
Operating Activities
Net (loss) income	$(2.5)	$(2.7)	$(0.2)
Depreciation & amortization	$25.3	$25.1	$(0.2)
Decrease in deferred income taxes	$(1.1)	$(0.7)	$0.4

	As previously filed	As revised
Consolidated Statements of Equity	For the three months ended March 29, 2014		Difference
(in millions of U.S. dollars)
Retained earnings at December 28, 2013	$176.3	$174.8	$(1.5)
Total equity at December 28, 2013	$605.9	$604.4	$(1.5)
Retained earnings at March 29, 2014	$167.3	$165.6	$(1.7)
Total equity at March 29, 2014	$595.2	$593.5	$(1.7)
Net (loss) income	$(2.5)	$(2.7)	$(0.2)

Note 3—Acquisitions

DSS Acquisition

In December 2014, we completed the acquisition by merger of DSS Group, Inc. (“DSS Group”), parent company to DS Services of America Inc. (collectively “DSS”), a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “DSS Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion payable through a combination of incremental borrowings under the ABL facility (as defined below) of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due January 1, 2020 (“2020 Notes”), assumption of existing $350.0 million senior notes due 2021 originally issued by DSS (“DSS Notes”), the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”), having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares” and together with the Convertible Preferred Shares, the “Preferred Shares”), having an aggregate value of approximately $32.7 million. A portion of the aggregate consideration is being held in escrow to secure the indemnification obligations of DSS’s former security holders under the DSS Merger Agreement.

The total consideration paid by us in the DSS Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$449.7
Deferred consideration	8.9
Cash paid on behalf of sellers for sellers expenses	25.3
Cash paid to retire term loan on behalf of sellers	317.3
Convertible Preferred Shares	116.1
Non-Convertible Preferred Shares	32.7

Total consideration	$950.0

The initial estimated merger consideration of $941.1 million was adjusted by $8.9 million for differences between estimated working capital, net indebtedness and certain transaction related expenses and those amounts calculated by Cott and submitted to the former security holders of DSS for review and approval, and, if necessary, submitted to an independent auditor for a final determination. The parties continue to work toward finalization of these amounts as of the filing date of this report.

Our primary reasons for the DSS Acquisition were to accelerate Cott’s acquisition based diversification outside of CSDs and shelf stable juices, extend our beverage portfolio into new and growing markets, including home and office bottled water delivery services, office coffee services and filtration services, while creating opportunities for revenue, cost synergies and growth prospects, and broaden our distribution platform by adding a national direct-to-consumer distribution channel.

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

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the DSS Acquisition. Included as part of these adjustments to the initial purchase price allocation is the correction of $6.2 million of certain balance sheet classification errors previously identified at January 3, 2015. The allocation of the purchase price is based on a preliminary valuation that is expected to be completed by the end of 2015.

(in millions of U.S. dollars)	As reported at January 3, 2015	Adjustments	As reported at April 4, 2015
Cash and cash equivalents	$74.5	$—	$74.5
Accounts receivable	103.4	(0.8)	102.6
Inventories	46.8	(0.4)	46.4
Prepaid expenses and other current assets	8.8	—	8.8
Deferred income taxes	2.8	1.3	4.1
Property, plant & equipment	403.3	9.4	412.7
Goodwill	556.9	2.9	559.8
Intangible and other assets	417.2	—	417.2
Accounts payable and accrued liabilities	(110.2)	(7.5)	(117.7)
Long-term debt	(406.0)	—	(406.0)
Deferred income taxes liabilities	(129.1)	6.2	(122.9)
Other long-term liabilities	(27.3)	(2.2)	(29.5)

Total	$941.1	$8.9	$950.0

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

Aimia Acquisition

In May 2014, our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred to as, “Aimia”). Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($23.7 million at exchange rates in effect on April 4, 2015), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment was funded from ABL borrowings and available cash.

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

The Aimia Acquisition was accounted for as a business combination, which, among other things, required that assets acquired and liabilities assumed be measured at their acquisition date fair values. Identified intangible assets, goodwill and property, plant and equipment were recorded at their estimated fair values per valuations. The results of operations of Aimia have been included in our operating results beginning as of the acquisition date. We allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

The sellers are entitled to contingent consideration of up to a maximum of £16.0 million ($23.7 million at exchange rates in effect on April 4, 2015), based on the exchange rate on the acquisition date, which will become due by us if Aimia meets certain targets relating to net income plus interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve months ending July 1, 2016. We estimated the fair value of the contingent consideration based on financial projections of the acquired business and estimated probabilities of achievement of the EBITDA targets. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition will be recorded in our Consolidated Statements of Operations. The fair value of the contingent consideration was determined to be £10.6 million ($15.7 million at exchange rates in effect on April 4, 2015) using a present value probability-weighted income approach. Key assumptions include probability-adjusted EBITDA amounts with discount rates consistent with the level of risk achievement.

The following table summarizes the allocation of the purchase price to fair value of the assets acquired and liabilities assumed in connection with the Aimia Acquisition.

(in millions of U.S. dollars)	As reported at April 4, 2015
Cash	$9.5
Accounts receivable	11.0
Inventories	9.6
Prepaid expenses and other current assets	1.9
Property, plant & equipment	10.9
Goodwill	54.5
Intangible and other assets	86.2
Accounts payable and accrued liabilities	(27.4)
Deferred tax liabilities	(17.2)

Total	$139.0

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

Supplemental Pro Forma Data (unaudited)

The following unaudited financial information for the three months ended March 29, 2014 represent the combined results of our operations as if the DSS Acquisition and Aimia Acquisition had occurred on December 30, 2012. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such period.

For the Three Months Ended
(in millions of U.S. dollars, except share amounts)	March 29, 2014
Revenue	$735.5
Net loss	(14.2)
Net loss per common share, diluted	$(0.15)

Note 4—Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. We had no restructuring activities during the first quarter of 2015. During the first quarter of 2014, we implemented a restructuring program that involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”). For the first quarter of 2014, in connection with the 2014 Restructuring Plan, we incurred charges of approximately $2.2 million related primarily to headcount reductions and $1.6 million related to asset impairments.

The following table summarizes restructuring charges for the three months ended March 29, 2014 in connection with the 2014 Restructuring Plan:

(in millions of U.S. dollars)	North America	U.K.	Total
Restructuring	$2.1	$0.1	$2.2
Asset impairments	0.9	0.7	1.6

	$3.0	$0.8	$3.8

The following tables summarize our restructuring liability as of March 29, 2014, along with charges to costs and expenses and cash payments in connection with the 2014 Restructuring Plan:

	North America
(in millions of U.S. dollars)	Balance at December 28, 2013	Charges to costs and expenses	Cash payments	Balance at March 29, 2014
Severance liability – restructuring	$—	$2.1	$(0.2)	$1.9

	$—	$2.1	$(0.2)	$1.9

	U.K.
(in millions of U.S. dollars)	Balance at December 28, 2013	Charges to costs and expenses	Cash payments	Balance at March 29, 2014
Severance liability – restructuring	$—	$0.1	$—	$0.1

	$—	$0.1	$—	$0.1

Note 5—Share-Based Compensation

The table below summarizes the share-based compensation expense for the three months ended April 4, 2015 and March 29, 2014. This share-based compensation expense was recorded in SG&A expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) or Amended and Restated Equity Plan (as defined below), as the case may be, (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be, and (iii) “Stock options” mean non-qualified stock options granted under the Amended and Restated Equity Plan, the 2010 Equity Incentive Plan, or the 1986 Common Share Option Plan, as amended (the “Option Plan”), as the case may be.

	For the Three Months Ended
(in millions of U.S. dollars)	April 4, 2015	March 29, 2014
Stock options	$0.4	$0.4
Performance-based RSUs	1.5	0.2
Time-based RSUs	0.5	0.7

Total	$2.4	$1.3

As of April 4, 2015, the unrecognized share-based compensation expense and years we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of April 4, 2015	Weighted average years expected to recognize compensation
Stock options	$3.9	2.3
Performance-based RSUs	9.8	2.6
Time-based RSUs	4.2	2.0

Total	$17.9

Stock option activity for the three months ended April 4, 2015 was as follows:

	Shares (in thousands)	Weighted average exercise price
Balance at January 3, 2015	1,221	$7.77
Awarded	599	9.25
Exercised	(19)	6.58

Outstanding at April 4, 2015	1,801	$8.27

Exercisable at April 4, 2015	391	$6.12

During the three months ended April 4, 2015, Performance-based RSU and Time-based RSU activity was as follows:

	Number of Performance- based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value
Balance at January 3, 2015	1,782	$7.01	664	$8.63
Awarded	279	9.25	185	9.25
Awarded in connection with modification	55	7.90	—	—
Issued	(255)	6.87	—	—

Outstanding at April 4, 2015	1,861	$7.39	849	$8.77

In February 2013, our board of directors adopted an amendment and restatement of the 2010 Equity Incentive Plan (the “Amended and Restated Equity Plan”). Awards made in 2011 and 2012 prior to the amendment and restatement are generally governed by the 2010 Equity Incentive Plan.

Certain outstanding stock options were granted under the Option Plan, which was subsequently terminated in 2011. In connection with the termination of the Option Plan, outstanding options will continue in accordance with the terms of the Option Plan until exercised, forfeited or terminated, as applicable.

Note 6—Income Taxes

Income tax benefit was $9.4 million on pretax loss of $10.6 million for the three months ended April 4, 2015, as compared to an income tax benefit of $0.5 million on pretax loss of $3.2 million for the three months ended March 29, 2014.

With the release of our federal tax valuation allowance in the United States during the fourth quarter of 2014, we are now able to realize tax benefits generated in the United States. As we have significant global permanent book to tax differences that exceed our estimated income before taxes on an annual basis, small changes in our estimated income before taxes can cause material fluctuations in our estimated effective tax rate on a quarterly basis. We have therefore calculated our quarterly income tax provision for the quarter ended April 4, 2015 on a discrete basis rather than using the estimated annual effective tax rate for the year, in accordance with Accounting Standards Codification 740.

Note 7—Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss attributed to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is calculated by dividing diluted net income attributed to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, Time-based RSUs and Convertible Preferred Shares during the periods presented. The dilutive effect of the Convertible Preferred Shares was calculated using the if-converted method. In applying the if-converted method, the Convertible Preferred Shares are assumed to have been converted at the beginning of the period (or at the time of issuance, if later). Set forth below is a reconciliation of the numerator and denominator for the diluted earnings per common share computations for the periods indicated:

Numerator

	For the Three Months Ended
(in millions of U.S. dollars)	April 4, 2015	March 29, 2014
Net loss attributed to Cott Corporation	$(6.0)	$(4.1)
Plus:
Accumulated dividends on convertible preferred shares [1]	2.7	—

Diluted net loss attributed to Cott Corporation	$(3.3)	$(4.1)

Denominator

For the Three Months Ended
(in thousands)	April 4, 2015	March 29, 2014
Weighted average number of shares outstanding – basic	93,196	94,319
Dilutive effect of stock options	—	—
Dilutive effect of Performance-based RSUs	—	—
Dilutive effect of Time-based RSUs	—	—
Dilutive effect of Convertible Preferred Shares	—	—

Adjusted weighted average number of shares outstanding – diluted	93,196	94,319

1.	The accumulated dividends on Convertible Preferred Shares were added back to the numerator to calculate diluted net loss per common share because the Convertible Preferred Shares were assumed to have been converted at the time of issuance for purposes of this calculation.

At April 4, 2015, we excluded 991,259 (March 29, 2014—882,951) stock options from the computation of diluted net (loss) income per share because the options’ exercise price was greater than the average market price of the common shares. In addition, we excluded the impact of the remaining stock options, Performance-based RSUs, Time-based RSUs and Convertible Preferred Shares from the computation of diluted net loss per share as they were considered anti-dilutive for purposes of calculating loss per share.

Note 8—Segment Reporting

Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, purified, spring, artesian, distilled and fluoridated bottled water, energy drinks and shots, sports products, new age beverages, ready-to-drink teas and alcoholic beverages, beverage concentrates, liquid enhancers and freezeables, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals. In addition, Cott is now a national direct-to-consumer provider of bottled water, office coffee and water filtration services offering a comprehensive portfolio of beverage products, equipment and supplies to approximately 1.5 million customer locations through its network of over 200 sales and distribution facilities and daily operation of over 2,100 routes. During the first quarter of 2014, our business operated through three reporting segments—North America, U.K., and All Other (which includes our Mexico operating segment, our Royal Crown International (“RCI”) operating segment and other miscellaneous expenses). Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. In December 2014, we added a fourth reporting segment, DSS, in connection with the DSS Acquisition.

(in millions of U.S. dollars)	North America	DSS	U.K.	All Other	Corporate	Total
For the Three Months Ended April 4, 2015
External revenue [1]	$324.3	$240.3	132.2	$13.0	$—	$709.8
Depreciation and amortization	21.3	30.2	5.5	0.4	—	57.4
Operating income (loss)	7.2	(1.5)	3.9	1.6	(4.5)	6.7
Additions to property, plant and equipment	7.2	18.4	1.7	—	—	27.3
As of April 4, 2015
Property, plant and equipment, net	319.2	415.4	103.7	6.9	—	845.2
Goodwill	122.0	559.9	56.0	4.5	—	742.4
Intangibles and other assets	260.8	408.8	93.2	0.1	—	762.9
Total assets [2]	1,035.8	1,548.0	418.0	31.8	—	3,033.6

1.	Intersegment revenue between North America and the other reporting segments was $4.4 million for the three months ended April 4, 2015.
2.	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	North America	DSS	U.K.	All Other	Corporate	Total
For the Three Months Ended March 29, 2014
External revenue [1]	$344.7	$—	$115.6	$14.8	$—	$475.1
Depreciation and amortization	20.7	—	4.0	0.4	—	25.1
Operating income (loss)	2.5	—	2.2	2.5	(2.9)	4.3
Additions to property, plant and equipment	5.8	—	3.0	—	—	8.8
As of January 3, 2015
Property, plant and equipment, net	331.9	415.4	109.9	7.3	—	864.5
Goodwill	123.7	556.9	58.5	4.5	—	743.6
Intangibles and other assets	266.8	415.5	99.2	0.2	—	781.7
Total assets [2]	1,077.7	1,572.8	426.8	30.4	—	3,107.7

1.	Intersegment revenue between North America and the other reporting segments was $6.1 million for the three months ended March 29, 2014.
2.	Excludes intersegment receivables, investments and notes receivable.

For the three months ended April 4, 2015, sales to Walmart accounted for 18.6% (March 29, 2014—28.6%) of our total revenue, 34.0% of our North America reporting segment revenue (March 29, 2014—34.7%), 11.6% of our U.K. reporting segment revenue (March 29, 2014—14.2%), 4.8% of our All Other reporting segment revenue (March 29, 2014—0.3%), and 2.6% of our DSS reporting segment revenue.

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

Revenues for our DSS reporting segment from sales to external customers were located exclusively in the United States. In our other reporting segments, revenues attributed to external customers located outside of Canada are displayed separately within the U.K. and All Other reporting segments above, with the exception of revenues attributed to external customers located in the United States, which are reported within the North America reporting segment. Revenues generated from sales to external customers in the United States for the North America reporting segment were as follows:

	For the Three Months Ended
(in millions of U.S. dollars)	April 4, 2015	March 29, 2014
United States	$297.2	$310.7

Total	$297.2	$310.7

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended April 4, 2015
(in millions of U.S. dollars)	North America	DSS	U.K.	All Other	Total
Revenue
Private label retail	$267.2	$15.6	$60.5	$1.2	$344.5
Branded retail	26.7	19.7	41.2	1.1	88.7
Contract packaging	25.5	—	28.4	4.0	57.9
Home and office bottled water delivery	—	149.6	—	—	149.6
Office coffee services	—	32.0	—	—	32.0
Other	4.9	23.4	2.1	6.7	37.1

Total	$324.3	$240.3	$132.2	$13.0	$709.8

	For the Three Months Ended March 29, 2014
(in millions of U.S. dollars)	North America	U.K.	All Other	Total
Revenue
Private label retail	$299.5	$64.4	$1.0	$364.9
Branded retail	24.7	31.6	1.2	57.5
Contract packaging	17.1	18.9	6.8	42.8
Other	3.4	0.7	5.8	9.9

Total	$344.7	$115.6	$14.8	$475.1

Property, plant and equipment, net by geographic area as of April 4, 2015 and January 3, 2015 were as follows:

(in millions of U.S. dollars)	April 4, 2015	January 3, 2015
North America	$734.6	$747.3
U.K.	103.7	109.9
All Other	6.9	7.3

Total	$845.2	$864.5

Note 9—Inventories

The following table summarizes inventories as of April 4, 2015 and January 3, 2015:

(in millions of U.S. dollars)	April 4, 2015	January 3, 2015
Raw materials	$93.3	$105.8
Finished goods [1]	142.4	118.4
Resale items	14.9	17.4
Other	19.9	20.8

Total	$270.5	$262.4

1.	Recently acquired DSS finished goods inventory of $8.9 million were reclassified to property, plant and equipment, net as of January 3, 2015 (see Note 1 to the Consolidated Financial Statements) to be consistent with Cott’s accounting treatment.

Note 10—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of April 4, 2015:

	April 4, 2015
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	$45.0	$—	$45.0
DSS Trademarks	183.1	—	183.1

Total intangibles not subject to amortization	228.1	—	228.1
Subject to amortization
Customer relationships	642.8	189.5	453.3
Trademarks	33.1	27.2	5.9
Information technology	52.7	25.9	26.8
Other	7.5	3.8	3.7

Total intangibles subject to amortization	736.1	246.4	489.7

Total intangibles	964.2	246.4	717.8

Other assets
Financing costs	37.4	9.7	27.7
Deposits	7.2	—	7.2
Other	11.6	1.4	10.2

Total other assets	56.2	11.1	45.1

Total intangibles and other assets	$1,020.4	$257.5	$762.9

Amortization expense of intangible and other assets was $19.2 million for the three months ended April 4, 2015 and $8.4 million for the three months ended March 29, 2014.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2015	$54.2
2016	66.3
2017	58.7
2018	51.6
2019	43.8
Thereafter	215.1

Total	$489.7

Note 11—Debt

Our total debt as of April 4, 2015 and January 3, 2015 was as follows:

(in millions of U.S. dollars)	April 4, 2015	January 3, 2015
6.750% senior notes due in 2020	625.0	625.0
10.000% senior notes due in 2021 [1]	394.2	405.6
5.375% senior notes due in 2022	525.0	525.0
ABL facility	221.0	229.0
GE Term Loan	7.7	8.2
Capital leases and other debt financing	4.7	5.2

Total debt	1,777.6	1,798.0
Less: Short-term borrowings and current debt:
ABL facility	221.0	229.0

Total short-term borrowings	221.0	229.0
GE Term Loan – current maturities	2.1	2.0
Capital leases and other financing – current maturities	2.0	2.0

Total current debt	225.1	233.0

Total long-term debt	$1,552.5	$1,565.0

1.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The effective interest rate is 7.515%.

Asset-Based Lending Facility

In March 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an asset-based lending credit facility (the “ABL facility”) to provide financing for our North America, U.K. and Mexico operations. We refinanced the ABL facility in August 2010 and have amended the ABL from time to time and incurred an aggregate of $7.5 million of financing fees in connection therewith.

Most recently, on December 12, 2014, in connection with the DSS Acquisition, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $400.0 million (which, with the accordion feature, if used, permits us to increase the lenders’ commitments under the ABL facility to $450.0 million, subject to certain conditions), (2) extend the maturity date to the earliest of (i) December 12, 2019, (ii) June 12, 2019, if we have not redeemed, repurchased or refinanced the 2020 Notes by May 28, 2019, or (iii) any earlier date on which the commitments under the ABL facility are reduced to zero or otherwise terminated, (3) include DSS and its subsidiaries as borrowers, (4) permit certain adjustments to the borrowing base calculation, (5) permit the debt, liens and intercreditor arrangements contemplated by the supplemental indenture entered into in connection with the DSS Notes (described below), (6) permit certain other indebtedness that we intend to issue or assume in connection with the DSS Acquisition, (7) permit certain other changes to dollar thresholds and limitations within our covenants generally reflecting the increased size of the facility. We incurred approximately $1.7 million of financing fees in connection with the amendment of the ABL facility.

The financing fees incurred in connection with the refinancing of the ABL facility in August 2010, along with the financing fees incurred in connection with the amendments of the ABL facility, other than the May 2014 amendment, are being amortized using the straight-line method over the duration of the amended ABL facility. Each of the amendments, with the exception of the May 2014 amendment, was considered to be a modification of the original agreement under GAAP.

As of April 4, 2015, we had $221.0 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $42.0 million of letters of credit, was $137.0 million as of April 4, 2015. As of April 4, 2015, our total availability under the ABL facility was $380.8 million, which was based on our borrowing base (accounts receivable, inventory, and fixed assets). As a result of our outstanding borrowings under the ABL facility of $221.0 million and outstanding letters of credit of $42.0 million, our excess availability under the ABL facility was $117.8 million.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of our 5.375% senior notes due 2022 (the “2022 Notes”) to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The issuer of the 2022 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2022 Notes. The interest on the 2022 Notes is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2015.

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

8.125% Senior Notes due in 2018

On August 17, 2010, we issued the 2018 Notes. The issuer of the 2018 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc. We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes.

On June 24, 2014, we used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million, the write-off of approximately $3.0 million in deferred financing fees, and other costs of approximately $0.2 million.

On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and the write-off of approximately $0.8 million in deferred financing fees.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of our 8.375% senior notes due 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc. We incurred $5.1 million of financing fees in connection with the 2017 Notes.

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments, the write-off of approximately $4.0 million in deferred financing fees, and discount charges and other costs of approximately $0.5 million.

On February 19, 2014, we redeemed all of the remaining $15.0 million aggregate principal amount of the 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as the write-off of approximately $0.3 million in deferred financing fees and discount charges.

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at a 5.23% interest rate.

Note 12—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component1 for the three months ended April 4, 2015 were as follows:

	April 4, 2015
(in millions of U.S. dollars)	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance January 3, 2015	$0.2	$(12.4)	$(38.8)	$(51.0)

OCI before reclassifications	0.2	—	(25.9)	(25.7)
Amounts reclassified from AOCI	(0.2)	0.1	—	(0.1)

Net current-period OCI	—	0.1	(25.9)	(25.8)

Ending balance April 4, 2015	$0.2	$(12.3)	$(64.7)	$(76.8)

1.	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI1 for the three months ended April 4, 2015 and March 29, 2014, respectively.

(in millions of U.S. dollars)	For the Three Months Ended
Details About AOCI Components	April 4, 2015	March 29, 2014	Affected Line Item in the Statement Where Net Income Is Presented
Gains and losses on derivative instruments Foreign currency and commodity hedges	$0.3	$0.1	Cost of sales

	$0.3	$0.1	Total before taxes
	(0.1)	—	Tax (expense) or benefit

	$0.2	$0.1	Net of tax

Amortization of pension benefit plan items Prior service costs [2]	$(0.1)	$—

	(0.1)	—	Total before taxes
	—	—	Tax (expense) or benefit

	$(0.1)	$—	Net of tax

Total reclassifications for the period	$0.1	$0.1	Net of tax

1.	Amounts in parentheses indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 13—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

In June 2013, our U.K. reporting segment acquired 100% of the share capital of Cooke Bros. Holdings Limited (the “Calypso Soft Drinks Acquisition”), which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited. The Calypso Soft Drinks Acquisition included deferred payments of approximately $2.3 million paid on the first anniversary of the closing date, and a deferred payment of approximately $3.0 million to be paid on the second anniversary of the closing date.

We had $42.0 million in standby letters of credit outstanding as of April 4, 2015 (March 29, 2014 – $7.5 million).

In March 2014, we had a favorable legal settlement in the amount of $3.5 million of which $3.0 million was collected in April 2014 and $0.5 million was collected in December 2014.

In May 2014, we completed the Aimia Acquisition, which included deferred consideration of £19.9 million ($33.5 million), which was paid by us on September 15, 2014 and aggregate consideration of up to £16.0 million ($23.7 million at exchange rates in effect on April 4, 2015), which is payable upon achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016.

Note 14—Preferred Shares

As a portion of the consideration in the DSS Acquisition, we issued to certain former security holders of DSS approximately $116.1 million of Convertible Preferred Shares and approximately $32.7 million of Non-Convertible Preferred Shares, which shares are redeemable at our option. At any time following the third anniversary of their issuance, at the option of the holders, the Convertible Preferred Shares will be convertible into common shares of Cott Corporation. The conversion rate will initially be 159.24 common shares per $1,000 face value of Convertible Preferred Shares, which is equivalent to a conversion price of approximately $6.28 per common share. The conversion rate is subject to adjustment upon certain events. Holders of the Convertible Preferred Shares and Non-Convertible Preferred Shares can require us to redeem such shares upon a change of control of Cott or, with respect to the Non-Convertible Preferred Shares only, at any time on or after the ninth anniversary of the issue date.

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

Note 15—Share Repurchase Program

On May 6, 2014, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2014. In connection with the DSS Acquisition, we suspended our share repurchase program during the fourth quarter of 2014 and do not expect to make further repurchases of our common shares under the share repurchase program prior to its expiration on May 21, 2015.

Note 16—Hedging Transactions and Derivative Financial Instruments

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (see Note 17 to the Consolidated Financial Statements). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are straight-forward over-the-counter instruments with liquid markets.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended April 4, 2015 or March 29, 2014, respectively. These foreign exchange contracts typically have maturities of less than eighteen months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $23.0 million and $22.5 million as of April 4, 2015 and January 3, 2015, respectively. Approximately $1.5 million and $0.1 million of unrealized net of tax gains related to the foreign currency cash flow hedges were included in AOCI as of April 4, 2015 and March 29, 2014, respectively. The hedge ineffectiveness for these cash flow hedging instruments was not material during the periods presented.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $56.8 million and $55.4 million as of April 4, 2015 and January 3, 2015, respectively. Approximately $1.5 million and nil of unrealized net of tax losses related to the commodity swaps were included in AOCI as of April 4, 2015 and March 29, 2014, respectively. The cumulative hedge ineffectiveness for these hedging instruments was approximately $0.9 million, of which $0.3 million was recognized as a decrease in cost of sales within the Consolidated Statements of Operations for the three months ended April 4, 2015. The hedge ineffectiveness was not material during the comparable prior year period.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was $2.2 million and $1.2 million as of April 4, 2015 and January 3, 2015, respectively. The fair value of the Company’s derivative liabilities included in accrued liabilities was $3.1 million and $2.3 million as of April 4, 2015 and January 3, 2015, respectively. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	April 4, 2015		January 3, 2015
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Foreign currency hedge	$2.0	$—	$1.0	$—
Aluminum swaps	0.2	(3.1)	0.2	(2.3)

	$2.2	$(3.1)	$1.2	$(2.3)

Aluminum swaps subject to enforceable master netting arrangements are presented on a net basis in the reconciliation above. The fair value of the aluminum swap assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	April 4, 2015		January 3, 2015
	Assets	Liabilities	Assets	Liabilities
Aluminum swap assets	$0.2	$0.2	$0.2	$0.2
Aluminum swap liabilities	—	(3.3)	—	(2.5)

Net asset (liability)	$0.2	$(3.1)	$0.2	$(2.3)

The settlement of our derivative instruments resulted in a credit to cost of sales of $0.2 million for the three months ended April 4, 2015 and $0.1 million for the comparable prior year period.

Note 17—Fair Value Measurements

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

Our derivative assets represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets as of April 4, 2015 and January 3, 2015 was $2.2 million and $1.2 million, respectively. The fair value for the derivative liabilities as of April 4, 2015 and January 3, 2015 was $3.1 million and $2.3 million, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of April 4, 2015 and January 3, 2015 were as follows:

	April 4, 2015		January 3, 2015
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.750% senior notes due in 2020 [1]	$625.0	$646.9	$625.0	$630.1
10.000% senior notes due in 2021 [1,2]	394.2	409.5	405.6	403.4
5.375% senior notes due in 2022 [1]	525.0	504.0	525.0	481.7

Total	$1,544.2	$1,560.4	$1,555.6	$1,515.2

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.
2.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.

Fair Value of contingent consideration

We estimated the fair value of the Aimia Acquisition related contingent consideration based on financial projections of the acquired business and estimated probabilities of achievement of certain EBITDA targets. The fair value was based on significant inputs not observable in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The acquisition date fair value of the contingent consideration was determined to be £10.6 million ($15.7 million at exchange rates in effect on April 4, 2015) using a present valued probability-weighted income approach. We did not record any fair value adjustments to the contingent consideration as the key assumptions used to calculate the fair value at the acquisition date remained consistent at April 4, 2015. Should our assumptions regarding probability of achievement of certain EBITDA targets change in future periods, the change in fair value of the contingent consideration will be recognized as a gain or loss in the Consolidated Statement of Operations. The maximum potential payout is £16.0 million ($23.7 million at exchange rates in effect on April 4, 2015) on an undiscounted basis.

Note 18—Guarantor Subsidiaries

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

We have not presented separate financial statements and separate disclosures have not been provided concerning Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with Securities and Exchange Commission interpretations governing reporting of subsidiary financial information.

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

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 4, 2015
	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$30.0	$240.3	$418.3	$31.4	$(10.2)	$709.8
Cost of sales	27.0	100.4	365.4	25.9	(10.2)	508.5

Gross profit	3.0	139.9	52.9	5.5	—	201.3
Selling, general and administrative expenses	5.5	137.2	42.7	3.1	—	188.5
Loss on disposal of property, plant & equipment	—	1.1	0.3	—	—	1.4
Acquisition and integration expenses	—	3.0	1.7	—	—	4.7

Operating (loss) income	(2.5)	(1.4)	8.2	2.4	—	6.7
Other (income) expense, net	(10.5)	(0.2)	0.2	0.1	—	(10.4)
Intercompany interest (income) expense, net	(3.0)	10.9	(7.9)	—	—	—
Interest expense, net	0.1	7.3	20.3	—	—	27.7

Income (loss) before income tax expense (benefit) and equity (loss) income	10.9	(19.4)	(4.4)	2.3	—	(10.6)
Income tax expense (benefit)	1.2	(7.2)	(3.5)	0.1	—	(9.4)
Equity (loss) income	(12.2)	—	1.4	—	10.8	—

Net (loss) income	$(2.5)	$(12.2)	$0.5	$2.2	$10.8	$(1.2)
Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3
Less: Accumulated dividends on convertible preferred shares	2.7	—	—	—	—	2.7
Less: Accumulated dividends on non-convertible preferred shares	0.8	—	—	—	—	0.8
Net (loss) income attributed to Cott Corporation	$(6.0)	$(12.2)	$0.5	$0.9	$10.8	$(6.0)

Comprehensive (loss) income attributed to Cott Corporation	$(31.8)	$(12.2)	$(15.8)	$0.6	$27.4	$(31.8)

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 29, 2014
	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$37.2	$—	$417.4	$32.3	$(11.8)	$475.1
Cost of sales	34.2	—	369.9	26.6	(11.8)	418.9

Gross profit	3.0	—	47.5	5.7	—	56.2
Selling, general and administrative expenses	6.5	—	37.3	3.1	—	46.9
Loss on disposal of property, plant & equipment	—	—	0.1	—	—	0.1
Restructuring	1.9	—	0.3	—	—	2.2
Asset impairments	0.9	—	0.7	—	—	1.6
Acquisition and integration expenses	—	—	1.1	—	—	1.1

Operating (loss) income	(6.3)	—	8.0	2.6	—	4.3
Other expense (income), net	0.2	—	(2.6)	0.1	—	(2.3)
Interest expense, net	0.1	—	9.7	—	—	9.8

(Loss) income before income tax (benefit) expense and equity income (loss)	(6.6)	—	0.9	2.5	—	(3.2)
Income tax (benefit) expense	(1.0)	—	0.4	0.1	—	(0.5)
Equity income (loss)	1.5	—	(5.5)	—	4.0	—

Net (loss) income	$(4.1)	$—	$(5.0)	$2.4	$4.0	$(2.7)
Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss) income attributed to Cott Corporation	$(4.1)	$—	$(5.0)	$1.0	$4.0	$(4.1)

Comprehensive (loss) income attributed to Cott Corporation	$(5.8)	$—	$13.1	$0.9	$(14.0)	$(5.8)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of April 4, 2015
	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$0.3	$14.8	$14.8	$4.6	$—	$34.5
Accounts receivable, net of allowance	17.7	119.8	224.2	12.8	(33.9)	340.6
Income taxes recoverable	—	0.6	0.3	0.3	—	1.2
Inventories	13.0	29.4	220.7	7.4	—	270.5
Prepaid expenses and other assets	3.1	10.1	20.9	0.4	—	34.5

Total current assets	34.1	174.7	480.9	25.5	(33.9)	681.3
Property, plant & equipment, net	34.7	415.4	387.7	7.4	—	845.2
Goodwill	21.9	559.8	160.7	—	—	742.4
Intangibles and other assets, net	0.6	408.8	347.8	5.7	—	762.9
Deferred income taxes	1.7	—	—	0.1	—	1.8
Due from affiliates	183.4	—	401.2	—	(584.6)	—
Investments in subsidiaries	411.1	—	412.8	—	(823.9)	—

Total assets	$687.5	$1,558.7	$2,191.1	$38.7	$(1,442.4)	$3,033.6

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$221.0	$—	$—	$221.0
Current maturities of long-term debt	0.1	—	3.0	1.0	—	4.1
Accounts payable and accrued liabilities	30.3	131.3	285.5	8.8	(33.9)	422.0

Total current liabilities	30.4	131.3	509.5	9.8	(33.9)	647.1
Long-term debt	—	394.2	1,158.0	0.3	—	1,552.5
Deferred income taxes	—	115.1	(9.8)	—	—	105.3
Other long-term liabilities	0.5	28.8	36.5	1.3	—	67.1
Due to affiliates	1.2	548.8	2.0	32.6	(584.6)	—

Total liabilities	32.1	1,218.2	1,696.2	44.0	(618.5)	2,372.0
Convertible preferred shares	116.2	—	—	—	—	116.2
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Capital stock, no par	389.5	355.5	1,210.8	39.5	(1,605.8)	389.5
Additional paid-in-capital	47.2	—	—	—	—	47.2
Retained earnings (deficit)	146.6	(15.1)	(694.9)	(55.9)	765.9	146.6
Accumulated other comprehensive (loss) income	(76.8)	0.1	(21.0)	4.9	16.0	(76.8)

Total Cott Corporation equity	506.5	340.5	494.9	(11.5)	(823.9)	506.5
Non-controlling interests	—	—	—	6.2	—	6.2

Total equity	506.5	340.5	494.9	(5.3)	(823.9)	512.7

Total liabilities, preferred shares and equity	$687.5	$1,558.7	$2,191.1	$38.7	$(1,442.4)	$3,033.6

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 3, 2015
	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$6.2	$34.4	$38.2	$7.4	$—	$86.2
Accounts receivable, net of allowance	16.2	105.4	358.8	12.2	(186.9)	305.7
Income taxes recoverable	—	0.6	0.6	0.4	—	1.6
Inventories	12.4	34.2	210.3	5.5	—	262.4
Prepaid expenses and other assets	3.2	10.3	45.4	0.4	—	59.3

Total current assets	38.0	184.9	653.3	25.9	(186.9)	715.2
Property, plant & equipment, net	38.2	415.5	403.0	7.8	—	864.5
Goodwill	23.4	556.9	163.3	—	—	743.6
Intangibles and other assets, net	0.7	415.6	358.7	6.7	—	781.7
Deferred income taxes	2.5	—	—	—	—	2.5
Other tax receivable	0.1	—	0.1	—	—	0.2
Due from affiliates	183.8	—	403.0	0.1	(586.9)	—
Investments in subsidiaries	436.3	—	973.1	—	(1,409.4)	—

Total assets	$723.0	$1,572.9	$2,954.5	$40.5	$(2,183.2)	$3,107.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$229.0	$—	$—	$229.0
Current maturities of long-term debt	0.1	—	3.0	0.9	—	4.0
Accounts payable and accrued liabilities	30.4	106.8	461.9	8.1	(186.9)	420.3

Total current liabilities	30.5	106.8	693.9	9.0	(186.9)	653.3
Long-term debt	—	405.6	1,158.8	0.6	—	1,565.0
Deferred income taxes	—	129.3	(9.4)	—	—	119.9
Other long-term liabilities	0.4	29.6	40.5	1.3	—	71.8
Due to affiliates	1.3	548.8	3.9	32.9	(586.9)	—

Total liabilities	32.2	1,220.1	1,887.7	43.8	(773.8)	2,410.0
Convertible preferred shares	116.1	—	—	—	—	116.1
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Capital stock, no par	388.3	355.5	1,766.0	39.7	(2,161.2)	388.3
Additional paid-in-capital	46.6	—	—	—	—	46.6
Retained earnings (deficit)	158.1	(2.8)	(694.5)	(55.1)	752.4	158.1
Accumulated other comprehensive (loss) income	(51.0)	0.1	(4.7)	5.2	(0.6)	(51.0)

Total Cott Corporation equity	542.0	352.8	1,066.8	(10.2)	(1,409.4)	542.0
Non-controlling interests	—	—	—	6.9	—	6.9

Total equity	542.0	352.8	1,066.8	(3.3)	(1,409.4)	548.9

Total liabilities, preferred shares and equity	$723.0	$1,572.9	$2,954.5	$40.5	$(2,183.2)	$3,107.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 4, 2015
	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(2.5)	$(12.2)	$0.5	$2.2	$10.8	$(1.2)
Depreciation & amortization	1.2	30.2	24.6	1.4	—	57.4
Amortization of financing fees	—	—	1.3	—	—	1.3
Amortization of bond premium	—	(1.5)	—	—	—	(1.5)
Share-based compensation expense	0.1	0.6	1.7	—	—	2.4
Increase (decrease) in deferred income taxes	0.4	(7.7)	(4.3)	(0.1)	—	(11.7)
Loss on disposal of property, plant & equipment	—	1.1	0.3	—	—	1.4
Equity loss (income), net of distributions	12.2	—	(1.4)	—	(10.8)	—
Intercompany dividends	2.1	—	2.1	—	(4.2)	—
Other non-cash items	—	—	(10.2)	—	—	(10.2)
Net change in operating assets and liabilities, net of acquisition	(9.1)	(9.9)	(18.2)	(1.8)	—	(39.0)

Net cash provided by (used in) operating activities	4.4	0.6	(3.6)	1.7	(4.2)	(1.1)

Investing Activities
Additions to property, plant & equipment	(0.3)	(18.4)	(8.6)	—	—	(27.3)
Additions to intangibles and other assets	—	(1.8)	(0.3)	—	—	(2.1)
Proceeds from sale of property, plant & equipment	—	—	0.4	—	—	0.4

Net cash used in investing activities	(0.3)	(20.2)	(8.5)	—	—	(29.0)

Financing Activities
Payments of long-term debt	—	—	(0.5)	(0.3)	—	(0.8)
Borrowings under ABL	—	—	94.8	—	—	94.8
Payments under ABL	—	—	(102.8)	—	—	(102.8)
Distributions to non-controlling interests	—	—	—	(2.0)	—	(2.0)
Proceeds from the exercise of options for common shares, net	0.1	—	—	—	—	0.1
Common shares repurchased and cancelled	(0.7)	—	—	—	—	(0.7)
Dividends paid to common and preferred shareowners	(9.0)	—	—	—	—	(9.0)
Intercompany dividends	—	—	(2.1)	(2.1)	4.2	—

Net cash used in financing activities	(9.6)	—	(10.6)	(4.4)	4.2	(20.4)
Effect of exchange rate changes on cash	(0.4)	—	(0.7)	(0.1)	—	(1.2)

Net decrease in cash & cash equivalents	(5.9)	(19.6)	(23.4)	(2.8)	—	(51.7)

Cash & cash equivalents, beginning of period	6.2	34.4	38.2	7.4	—	86.2

Cash & cash equivalents, end of period	$0.3	$14.8	$14.8	$4.6	$—	$34.5

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 29, 2014
	Cott Corporation	DS Services of America, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(4.1)	$—	$(5.0)	$2.4	$4.0	$(2.7)
Depreciation & amortization	1.5	—	22.1	1.5	—	25.1
Amortization of financing fees	—	—	0.6	—	—	0.6
Share-based compensation expense	0.2	—	1.1	—	—	1.3
(Decrease) increase in deferred income taxes	(0.9)	—	0.5	(0.3)	—	(0.7)
Loss on disposal of property, plant & equipment	—	—	0.1	—	—	0.1
Asset impairments	0.9	—	0.7	—	—	1.6
Write off of financing fees and discount	—	—	0.3	—	—	0.3
Equity (income) loss, net of distributions	(1.5)	—	5.5	—	(4.0)	—
Intercompany dividends	2.3	—	2.4	—	(4.7)	—
Other non-cash items	—	—	(0.2)	—	—	(0.2)
Net change in operating assets and liabilities	10.3	—	(88.4)	0.2	—	(77.9)

Net cash provided by (used in) operating activities	8.7	—	(60.3)	3.8	(4.7)	(52.5)

Investing Activities
Additions to property, plant & equipment	(0.6)	—	(8.2)	—	—	(8.8)
Additions to intangibles and other assets	—	—	(1.5)	—	—	(1.5)

Net cash used in investing activities	(0.6)	—	(9.7)	—	—	(10.3)

Financing Activities
Payments of long-term debt	—	—	(15.7)	(0.3)	—	(16.0)
Borrowings under ABL	—	—	95.0	—	—	95.0
Payments under ABL	—	—	(15.1)	—	—	(15.1)
Distributions to non-controlling interests	—	—	—	(2.3)	—	(2.3)
Common shares repurchased and cancelled	(0.4)	—	—	—	—	(0.4)
Dividends paid to shareholders	(5.1)	—	—	—	—	(5.1)
Intercompany dividends	—	—	(2.3)	(2.4)	4.7	—

Net cash (used in) provided by financing activities	(5.5)	—	61.9	(5.0)	4.7	56.1
Effect of exchange rate changes on cash	(0.1)	—	0.2	—	—	0.1

Net increase (decrease) in cash & cash equivalents	2.5	—	(7.9)	(1.2)	—	(6.6)

Cash & cash equivalents, beginning of period	1.5	—	40.2	5.5	—	47.2

Cash & cash equivalents, end of period	$4.0	$—	$32.3	$4.3	$—	$40.6

The 2022 Notes issued by our 100% owned subsidiary, Cott Beverages Inc. (“CBI”), are guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other 100% owned direct and indirect subsidiaries (the “Guarantor Subsidiaries”). CBI and each Guarantor Subsidiary is 100% owned by Cott Corporation. The guarantees of the 2022 Notes by Cott Corporation and the Guarantor Subsidiaries are full and unconditional, and all such guarantees are joint and several. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

We have not presented separate financial statements and separate disclosures have not been provided concerning Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with Securities and Exchange Commission interpretations governing reporting of subsidiary financial information.

The following supplemental financial information sets forth on a consolidating basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, CBI, Guarantor Subsidiaries and our other subsidiaries (the “Non-guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of CBI in their respective subsidiaries using the equity method of accounting.

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 4, 2015
	Cott Corporation	Cott Beverages, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$30.0	$170.0	$488.6	$31.4	$(10.2)	$709.8
Cost of sales	27.0	145.8	320.0	25.9	(10.2)	508.5

Gross profit	3.0	24.2	168.6	5.5	—	201.3
Selling, general and administrative expenses	5.5	23.8	156.1	3.1	—	188.5
Loss on disposal of property, plant & equipment	—	0.3	1.1	—	—	1.4
Acquisition and integration expenses	—	1.5	3.2	—	—	4.7

Operating (loss) income	(2.5)	(1.4)	8.2	2.4	—	6.7
Other (income) expense, net	(10.5)	—	—	0.1	—	(10.4)
Intercompany interest (income) expense, net	(3.0)	(12.2)	15.2	—	—	—
Interest expense, net	0.1	20.1	7.5	—	—	27.7

Income (loss) before income tax expense (benefit) and equity (loss) income	10.9	(9.3)	(14.5)	2.3	—	(10.6)
Income tax expense (benefit)	1.2	(4.6)	(6.1)	0.1	—	(9.4)
Equity (loss) income	(12.2)	1.4	—	—	10.8	—

Net (loss) income	$(2.5)	$(3.3)	$(8.4)	$2.2	$10.8	$(1.2)
Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3
Less: Accumulated dividends on convertible preferred shares	2.7	—	—	—	—	2.7
Less: Accumulated dividends on non-convertible preferred shares	0.8	—	—	—	—	0.8
Net (loss) income attributed to Cott Corporation	$(6.0)	$(3.3)	$(8.4)	$0.9	$10.8	$(6.0)

Comprehensive (loss) income attributed to Cott Corporation	$(31.8)	$(22.8)	$(20.5)	$0.6	$42.7	$(31.8)

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 29, 2014
	Cott Corporation	Cott Beverages, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$37.2	$175.1	$242.3	$32.3	$(11.8)	$475.1
Cost of sales	34.2	154.0	215.8	26.7	(11.8)	418.9

Gross profit	3.0	21.1	26.5	5.6	—	56.2
Selling, general and administrative expenses	6.5	25.7	11.7	3.0	—	46.9
Loss on disposal of property, plant & equipment	—	0.1	—	—	—	0.1
Restructuring	1.9	0.2	0.1	—	—	2.2
Asset impairments	0.9	—	0.7	—	—	1.6
Acquisition and integration expenses	—	—	1.1	—	—	1.1

Operating (loss) income	(6.3)	(4.9)	12.9	2.6	—	4.3
Other expense (income), net	0.2	(2.6)	—	0.1	—	(2.3)
Intercompany interest (income) expense, net	—	(3.5)	3.5	—	—	—
Interest expense, net	0.1	9.0	0.7	—	—	9.8

(Loss) income before income tax (benefit) expense and equity income (loss)	(6.6)	(7.8)	8.7	2.5	—	(3.2)
Income tax (benefit) expense	(1.0)	0.3	0.1	0.1	—	(0.5)
Equity income (loss)	1.5	1.3	(6.8)	—	4.0	—

Net (loss) income	$(4.1)	$(6.8)	$1.8	$2.4	$4.0	$(2.7)
Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss) income attributed to Cott Corporation	$(4.1)	$(6.8)	$1.8	$1.0	$4.0	$(4.1)

Comprehensive (loss) income attributed to Cott Corporation	$(5.8)	$(2.7)	$15.8	$0.9	$(14.0)	$(5.8)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of April 4, 2015
	Cott Corporation	Cott Beverages, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$0.3	$1.4	$28.2	$4.6	$—	$34.5
Accounts receivable, net of allowance	17.7	149.1	353.2	12.8	(192.2)	340.6
Income taxes recoverable	—	0.3	0.6	0.3	—	1.2
Inventories	13.0	76.7	173.4	7.4	—	270.5
Prepaid expenses and other assets	3.1	15.9	15.1	0.4	—	34.5

Total current assets	34.1	243.4	570.5	25.5	(192.2)	681.3
Property, plant & equipment, net	34.7	172.4	630.7	7.4	—	845.2
Goodwill	21.9	4.5	716.0	—	—	742.4
Intangibles and other assets, net	0.6	103.9	652.7	5.7	—	762.9
Deferred income taxes	1.7	30.8	—	0.1	(30.8)	1.8
Due from affiliates	183.4	558.0	2.8	—	(744.2)	—
Investments in subsidiaries	411.1	620.4	226.9	—	(1,258.4)	—

Total assets	$687.5	$1,733.4	$2,799.6	$38.7	$(2,225.6)	$3,033.6

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$212.1	$8.9	$—	$—	$221.0
Current maturities of long-term debt	0.1	2.6	0.4	1.0	—	4.1
Accounts payable and accrued liabilities	30.3	222.1	353.0	8.8	(192.2)	422.0

Total current liabilities	30.4	436.8	362.3	9.8	(192.2)	647.1
Long-term debt	—	1,156.5	395.7	0.3	—	1,552.5
Deferred income taxes	—	—	136.1	—	(30.8)	105.3
Other long-term liabilities	0.5	3.9	61.4	1.3	—	67.1
Due to affiliates	1.2	1.6	708.8	32.6	(744.2)	—

Total liabilities	32.1	1,598.8	1,664.3	44.0	(967.2)	2,372.0
Convertible preferred shares	116.2	—	—	—	—	116.2
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Capital stock, no par	389.5	525.7	1,555.0	39.5	(2,120.2)	389.5
Additional paid-in-capital	47.2	—	—	—	—	47.2
Retained earnings (deficit)	146.6	(363.0)	(411.6)	(55.9)	830.5	146.6
Accumulated other comprehensive (loss) income	(76.8)	(28.1)	(8.1)	4.9	31.3	(76.8)

Total Cott Corporation equity	506.5	134.6	1,135.3	(11.5)	(1,258.4)	506.5
Non-controlling interests	—	—	—	6.2	—	6.2

Total equity	506.5	134.6	1,135.3	(5.3)	(1,258.4)	512.7

Total liabilities, preferred shares and equity	$687.5	$1,733.4	$2,799.6	$38.7	$(2,225.6)	$3,033.6

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 3, 2015
	Cott Corporation	Cott Beverages, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$6.2	$8.6	$64.0	$7.4	$—	$86.2
Accounts receivable, net of allowance	16.2	130.4	333.8	12.2	(186.9)	305.7
Income taxes recoverable	—	0.6	0.6	0.4	—	1.6
Inventories	12.4	72.5	172.0	5.5	—	262.4
Prepaid expenses and other assets	3.2	39.5	16.2	0.4	—	59.3

Total current assets	38.0	251.6	586.6	25.9	(186.9)	715.2
Property, plant & equipment, net	38.2	178.4	640.1	7.8	—	864.5
Goodwill	23.4	4.5	715.7	—	—	743.6
Intangibles and other assets, net	0.7	105.3	669.0	6.7	—	781.7
Deferred income taxes	2.5	30.5	—	—	(30.5)	2.5
Other tax receivable	0.1	0.1	—	—	—	0.2
Due from affiliates	183.8	564.5	3.0	0.1	(751.4)	—
Investments in subsidiaries	436.3	623.5	349.6	—	(1,409.4)	—

Total assets	$723.0	$1,758.4	$2,964.0	$40.5	$(2,378.2)	$3,107.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$229.0	$—	$—	$—	$229.0
Current maturities of long-term debt	0.1	2.5	0.5	0.9	—	4.0
Accounts payable and accrued liabilities	30.4	212.4	356.3	8.1	(186.9)	420.3

Total current liabilities	30.5	443.9	356.8	9.0	(186.9)	653.3
Long-term debt	—	1,157.1	407.3	0.6	—	1,565.0
Deferred income taxes	—	—	150.4	—	(30.5)	119.9
Other long-term liabilities	0.4	5.8	64.3	1.3	—	71.8
Due to affiliates	1.3	1.7	715.5	32.9	(751.4)	—

Total liabilities	32.2	1,608.5	1,694.3	43.8	(968.8)	2,410.0
Convertible preferred shares	116.1	—	—	—	—	116.1
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Capital stock, no par	388.3	525.7	1,595.8	39.7	(2,161.2)	388.3
Additional paid-in-capital	46.6	—	—	—	—	46.6
Retained earnings (deficit)	158.1	(367.2)	(330.1)	(55.1)	752.4	158.1
Accumulated other comprehensive
(loss) income	(51.0)	(8.6)	4.0	5.2	(0.6)	(51.0)

Total Cott Corporation equity	542.0	149.9	1,269.7	(10.2)	(1,409.4)	542.0
Non-controlling interests	—	—	—	6.9	—	6.9

Total equity	542.0	149.9	1,269.7	(3.3)	(1,409.4)	548.9

Total liabilities, preferred shares and equity	$723.0	$1,758.4	$2,964.0	$40.5	$(2,378.2)	$3,107.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 4, 2015
	Cott Corporation	Cott Beverages, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(2.5)	$(3.3)	$(8.4)	$2.2	$10.8	$(1.2)
Depreciation & amortization	1.2	11.5	43.3	1.4	—	57.4
Amortization of financing fees	—	1.3	—	—	—	1.3
Amortization of bond premium	—	(1.5)	—	—	—	(1.5)
Share-based compensation expense	0.1	1.5	0.8	—	—	2.4
Increase (decrease) in deferred income taxes	0.4	(5.2)	(6.8)	(0.1)	—	(11.7)
Loss on disposal of property, plant & equipment	—	0.3	1.1	—	—	1.4
Equity loss (income), net of distributions	12.2	(1.4)	—	—	(10.8)	—
Intercompany dividends	2.1	2.1	—	—	(4.2)	—
Other non-cash items	—	(10.2)	—	—	—	(10.2)
Net change in operating assets and liabilities, net of acquisition	(9.1)	21.8	(49.9)	(1.8)	—	(39.0)

Net cash provided by (used in) operating activities	4.4	16.9	(19.9)	1.7	(4.2)	(1.1)

Investing Activities
Additions to property, plant & equipment	(0.3)	(6.9)	(20.1)	—	—	(27.3)
Additions to intangibles and other assets	—	(0.3)	(1.8)	—	—	(2.1)
Proceeds from sale of property, plant & equipment	—	0.4	—	—	—	0.4

Net cash used in investing activities	(0.3)	(6.8)	(21.9)	—	—	(29.0)

Financing Activities
Payments of long-term debt	—	(0.4)	(0.1)	(0.3)	—	(0.8)
Borrowings under ABL	—	85.9	8.9	—	—	94.8
Payments under ABL	—	(102.8)	—	—	—	(102.8)
Distributions to non-controlling interests	—	—	—	(2.0)	—	(2.0)
Proceeds from the exercise of options for common shares, net	0.1	—	—	—	—	0.1
Common shares repurchased and cancelled	(0.7)	—	—	—	—	(0.7)
Dividends paid to common and preferred shareowners	(9.0)	—	—	—	—	(9.0)
Intercompany dividends	—	—	(2.1)	(2.1)	4.2	—

Net cash (used in) provided by financing activities	(9.6)	(17.3)	6.7	(4.4)	4.2	(20.4)
Effect of exchange rate changes on cash	(0.4)	—	(0.7)	(0.1)	—	(1.2)

Net decrease in cash & cash equivalents	(5.9)	(7.2)	(35.8)	(2.8)	—	(51.7)

Cash & cash equivalents, beginning of period	6.2	8.6	64.0	7.4	—	86.2

Cash & cash equivalents, end of period	$0.3	$1.4	$28.2	$4.6	$—	$34.5

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended March 29, 2014
	Cott Corporation	Cott Beverages, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(4.1)	$(6.8)	$1.8	$2.4	$4.0	$(2.7)
Depreciation & amortization	1.5	10.0	12.1	1.5	—	25.1
Amortization of financing fees	—	0.6	—	—	—	0.6
Share-based compensation expense	0.2	1.0	0.1	—	—	1.3
(Decrease) increase in deferred income taxes	(0.9)	(0.1)	0.6	(0.3)	—	(0.7)
Loss on disposal of property, plant & equipment	—	0.1	—	—	—	0.1
Asset impairments	0.9	—	0.7	—	—	1.6
Write off of financing fees and discount	—	0.3	—	—	—	0.3
Equity (income) loss, net of distributions	(1.5)	(1.3)	6.8	—	(4.0)	—
Intercompany dividends	2.3	2.4	—	—	(4.7)	—
Other non-cash items	—	(0.2)	—	—	—	(0.2)
Net change in operating assets and liabilities	10.3	(58.9)	(29.5)	0.2	—	(77.9)

Net cash provided by (used in) operating activities	8.7	(52.9)	(7.4)	3.8	(4.7)	(52.5)

Investing Activities
Additions to property, plant & equipment	(0.6)	(5.1)	(3.1)	—	—	(8.8)
Additions to intangibles and other assets	—	(1.5)	—	—	—	(1.5)

Net cash used in investing activities	(0.6)	(6.6)	(3.1)	—	—	(10.3)

Financing Activities
Payments of long-term debt	—	(15.6)	(0.1)	(0.3)	—	(16.0)
Borrowings under ABL	—	95.0	—	—	—	95.0
Payments under ABL	—	(15.1)	—	—	—	(15.1)
Distributions to non-controlling interests	—	—	—	(2.3)	—	(2.3)
Common shares repurchased and cancelled	(0.4)	—	—	—	—	(0.4)
Dividends paid to shareholders and cancelled	(5.1)	—	—	—	—	(5.1)
Intercompany dividends	—	—	(2.3)	(2.4)	4.7	—

Net cash (used in) provided by financing activities	(5.5)	64.3	(2.4)	(5.0)	4.7	56.1
Effect of exchange rate changes on cash	(0.1)	—	0.2	—	—	0.1

Net increase (decrease) in cash & cash equivalents	2.5	4.8	(12.7)	(1.2)	—	(6.6)

Cash & cash equivalents, beginning of period	1.5	1.1	39.1	5.5	—	47.2

Cash & cash equivalents, end of period	$4.0	$5.9	$26.4	$4.3	$—	$40.6

Note 19—Subsequent Events

On May 6, 2015, our board of directors declared a dividend of $0.06 per share on common shares, payable in cash on June 17, 2015 to shareowners of record at the close of business on June 5, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended January 3, 2015 (our “2014 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2014 Annual Report.

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

Our traditional Cott business typically operates at low margins and therefore relatively small changes in cost structures can materially affect results.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. During the first three months of 2015, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the three months ended April 4, 2015 and March 29, 2014 accounted for 18.6% and 28.6% of total revenue, respectively.

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

Acquisition and Financing Transactions

In December 2014, we completed the acquisition by merger of DSS Group, Inc. (the “DSS Group”), parent company to DS Services of America, Inc. (collectively “DSS”), a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “DSS Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion payable through a combination of incremental borrowings under our asset based lending facility (“ABL facility”) of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due January 1, 2020 (“2020 Notes”), the assumption of existing $350.0 million senior notes due 2021 originally issued by DSS (“DSS Notes”), and the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”) having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares,” and together with the Convertible Preferred Shares, the “Preferred Shares”) having an aggregate value of approximately $32.7 million.

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

We also issued $625.0 million of the 2020 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”) and used the proceeds from the issuance to partially finance the DSS Acquisition.

In June 2014, we issued $525.0 million of our 5.375% senior notes due 2022 (the “2022 Notes”) to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. We used the proceeds to redeem $375.0 million aggregate principal amount of our 8.125% senior notes due 2018 (the “2018 Notes”) and provide additional funding for our operations.

In May 2014, our U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”). Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($23.7 million at exchange rates in effect on April 4, 2015), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment was funded from ABL borrowings and available cash.

Forward-looking Statements

In addition to historical information, this report, and any documents incorporated in this report by reference, may contain statements relating to future events and future results. These statements are “forward looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Cott Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this report and any documents incorporated in this report by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this report.

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our 2014 Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in a highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	a loss of or a reduction in business in our legacy Cott business with key customers, particularly Walmart;

•	consolidation of retail customers;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	our ability to realize the expected benefits of the DSS Acquisition because of integration difficulties and other challenges;

•	risks associated with the DSS Merger Agreement;

•	changes resulting from our assessment of the system of internal control over financial reporting maintained by DSS;

•	limited financial information on which to evaluate the combined company;

•	the incurrence of substantial indebtedness to finance the DSS Acquisition;

•	our exposure to intangible asset risk;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness and our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	our ability to maintain compliance with the covenants set forth in our Preferred Shares, and the limitations such covenants may place on our business;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems; or

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company.

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

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures. We exclude the impact of foreign exchange, the impact of energy surcharges, and, in some cases, the impact of DSS or Aimia, to separate the impact of currency exchange rate changes, energy surcharges and recent acquisitions from our results of operations. We exclude these items to better understand trends in the business.

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), on both a global and reporting segment basis, which is GAAP earnings (loss) before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, on both a global and reporting segment basis, which is EBITDA excluding restructuring expenses and asset impairments, bond redemption and other financing costs, certain tax reorganization and regulatory costs, unrealized (gain) loss on commodity hedging instruments, unrealized foreign exchange (gain) loss, loss on disposal of property, plant and equipment (excluding cash proceeds received), and acquisition and integration costs related to the DSS Acquisition or the Aimia Acquisition, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net income (loss), which is GAAP earnings (loss) excluding restructuring expenses and asset impairments, bond redemption and other financing costs, certain tax reorganization and regulatory costs, acquisition and integration costs, unrealized (gain) loss on commodity hedging instruments, unrealized foreign exchange (gain) loss, and loss on disposal of property, plant and equipment (excluding cash proceeds received), as well as adjusted earnings (loss) per diluted share, which is adjusted net income (loss) divided by diluted weighted average outstanding shares. We consider these measures to be indicators of our operating performance.

Additionally, we supplement our reporting of net cash provided by operating activities determined in accordance with GAAP by excluding capital expenditures to present free cash flow, which management believes provides useful information to investors about the amount of cash generated by the business that, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary Financial Results

Our net loss for the three months ended April 4, 2015 (the “first quarter”) was $6.0 million or $0.06 net loss per diluted share, compared with net loss of $4.1 million or $0.04 per diluted share for the three months ended March 29, 2014.

The following items of significance affected our financial results for the first quarter of 2015:

•	revenue increased 49.4% from the comparable prior year period due primarily to the Aimia Acquisition and DSS Acquisition, partially offset by a mix shift from private label to contract manufacturing in North America and U.K. Excluding the impact of foreign exchange, revenue increased 52.8% from the comparable prior year period;

•	gross profit as a percentage of revenue increased to 28.4% for the first quarter from 11.8% in the comparable prior year period due primarily to the addition of Aimia and DSS and cost and efficiency savings, partially offset by increased costs in the U.K. reporting segment;

•	selling, general and administrative (“SG&A”) expenses for the first quarter increased to $188.5 million from $46.9 million in the comparable prior year period due primarily to the DSS Acquisition;

•	other income, net was $10.4 million in the first quarter compared to $2.3 million in the comparable prior year period due primarily to net unrealized gains on translation of balances denominated in foreign currencies;

•	interest expense increased by $17.9 million, or 182.7%, as compared to the prior year period due primarily to the addition of our 2020 Notes, 2022 Notes and the assumption of the existing DSS Notes in connection with the DSS Acquisition;

•	income tax benefit was $9.4 million in the first quarter compared to $0.5 million in the comparable prior year period. This is due primarily to the recognition of tax benefits in the United States. In the first quarter of 2014, a valuation allowance offset the tax benefits generated in the United States.

•	Adjusted EBITDA increased to $73.7 million in the first quarter compared to $34.8 million in the comparable prior year period due to the items listed above; and

•	adjusted net loss and adjusted net loss per diluted share were $7.7 million and $0.08, respectively, in the first quarter compared to adjusted net loss of $2.2 million and adjusted net loss per diluted share of $0.02 in the comparable prior year period.

The following items of significance affected our financial results for the first quarter of 2014:

•	revenue decreased by 6.0% from the comparable prior year period due to lower North America volumes. Excluding the impact of foreign exchange, revenue decreased 6.6% from the comparable prior year period;

•	gross profit as a percentage of revenue decreased to 11.8% for the first quarter from 12.3% in the comparable prior year period due primarily the competitive environment and lower North America volume alongside additional freight and operating costs caused by inclement weather in North America;

•	SG&A expenses for the first quarter remained relatively flat at $46.9 million compared to $47.0 million in the comparable prior year period;

•	other income, net was $2.3 million in the first quarter compared to other expense, net of $0.3 million in the comparable prior year period due primarily to a favorable legal settlement of $3.5 million partially offset by bond redemption costs of $0.9 million, as well as other foreign exchange losses of approximately $0.3 million;

•	income tax benefit was $0.5 million in the first quarter compared to an income tax expense of $0.5 million in the comparable prior year period due primarily to a reduction in pretax income;

•	Adjusted EBITDA decreased to $34.8 million in the first quarter compared to $40.1 million in the comparable prior year period due to the items listed above; and

•	adjusted net loss and adjusted net loss per diluted share were $2.2 million and $0.02, respectively, in the first quarter compared to adjusted net income of $0.4 million and adjusted earnings per diluted share of nil in the comparable prior year period.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three months ended April 4, 2015 and March 29, 2014:

	For the Three Months Ended
	April 4, 2015		March 29, 2014
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	709.8	100.0	475.1	100.0
Cost of sales	508.5	71.6	418.9	88.2

Gross profit	201.3	28.4	56.2	11.8
Selling, general, and administrative expenses	188.5	26.6	46.9	9.9
Loss on disposal of property, plant and equipment	1.4	0.2	0.1	—
Restructuring	—	—	2.2	0.5
Asset impairments	—	—	1.6	0.3
Acquisition and integration expenses	4.7	0.7	1.1	0.2

Operating income	6.7	0.9	4.3	0.9
Other income, net	(10.4)	(1.5)	(2.3)	(0.5)
Interest expense, net	27.7	3.9	9.8	2.1

Loss before income taxes	(10.6)	(1.5)	(3.2)	(0.7)
Income tax benefit	(9.4)	(1.3)	(0.5)	(0.1)

Net loss	(1.2)	(0.2)	(2.7)	(0.6)
Less: Net income attributable to non-controlling interests	1.3	0.2	1.4	0.3
Less: Accumulated dividends on preferred shares	3.5	0.5	—	—

Net loss attributed to Cott Corporation	(6.0)	(0.8)	(4.1)	(0.9)

Depreciation & amortization	57.4	8.1	25.1	5.3

The following table summarizes our revenue and operating income (loss) by reporting segment for the three months ended April 4, 2015 and March 29, 2014:

	For the Three Months Ended
(in millions of U.S. dollars)	April 4, 2015	March 29, 2014
Revenue
North America	$324.3	$344.7
DSS	240.3	—
U.K.	132.2	115.6
All Other	13.0	14.8

Total	$709.8	$475.1

Operating income (loss)
North America	$7.2	$2.5
DSS	(1.5)	—
U.K.	3.9	2.2
All Other	1.6	2.5
Corporate	(4.5)	(2.9)

Total	$6.7	$4.3

Revenues are attributed to reporting segments based on the location of the customer.

The following tables summarize revenue by channel for the three months ended April 4, 2015 and March 29, 2014:

	For the Three Months Ended April 4, 2015
(in millions of U.S. dollars)	North America	DSS	U.K.	All Other	Total
Revenue
Private label retail	$267.2	$15.6	$60.5	$1.2	$344.5
Branded retail	26.7	19.7	41.2	1.1	88.7
Contract packaging	25.5	—	28.4	4.0	57.9
Home and office bottled water delivery	—	149.6	—	—	149.6
Office coffee services	—	32.0	—	—	32.0
Other	4.9	23.4	2.1	6.7	37.1

Total	$324.3	$240.3	$132.2	$13.0	$709.8

	For the Three Months Ended March 29, 2014
(in millions of U.S. dollars)	North America	U.K.	All Other	Total
Revenue
Private label retail	$299.5	$64.4	$1.0	$364.9
Branded retail	24.7	31.6	1.2	57.5
Contract packaging	17.1	18.9	6.8	42.8
Other	3.4	0.7	5.8	9.9

Total	$344.7	$115.6	$14.8	$475.1

Results of operations

The following tables summarize the change in revenue by reporting segment for the three months ended April 4, 2015 and March 29, 2014:

	For the Three Months Ended April 4, 2015
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	DSS	U.K.	All Other
Change in revenue	$234.7	$(20.4)	$240.3	$16.6	$(1.8)
Impact of foreign exchange [1]	16.3	3.4	—	12.2	0.7

Change excluding foreign exchange	$251.0	$(17.0)	$240.3	$28.8	$(1.1)

Percentage change in revenue	49.4%	(5.9)%	—%	14.4%	(12.2)%

Percentage change in revenue excluding foreign exchange	52.8%	(4.9)%	—%	24.9%	(7.4)%

Impact of DSS Acquisition	$(240.3)	$—	$(240.3)	$—	$—

Change excluding foreign exchange and DSS Acquisition	$10.7	$(17.0)	$—	$28.8	$(1.1)

Percentage change in revenue excluding foreign exchange and DSS Acquisition	2.3%	(4.9)%	—%	24.9%	(7.4)%

	For the Three Months Ended March 29, 2014
(in millions of U.S. dollars, except percentage amounts)	Cott	North America	U.K.	All Other
Change in revenue	$(30.3)	$(48.5)	$18.2	$—
Impact of foreign exchange [1]	(3.3)	3.2	(6.7)	0.2

Change excluding foreign exchange	$(33.6)	$(45.3)	$11.5	$0.2

Percentage change in revenue	(6.0)%	(12.3)%	18.7%	—%

Percentage change in revenue excluding foreign exchange	(6.6)%	(11.5)%	11.8%	1.4%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended April 4, 2015 and March 29, 2014:

	For the Three Months Ended
	April 4, 2015	March 29, 2014
Net loss attributed to Cott Corporation	$(6.0)	$(4.1)
Interest expense, net	27.7	9.8
Income tax benefit	(9.4)	(0.5)
Depreciation & amortization	57.4	25.1
Net income attributable to non-controlling interests	1.3	1.4
Accumulated dividends on preferred shares	3.5	—

EBITDA	$74.5	$31.7
Restructuring and asset impairments	—	3.8
Bond redemption costs	—	0.9
Tax reorganization and regulatory costs	—	0.1
Acquisition and integration costs, net	4.7	1.1
Purchase accounting adjustments, net	4.2	—
Other adjustments	—	(3.5)
Unrealized commodity hedging gain, net	(0.3)	—
Unrealized foreign exchange and other (gains) losses, net	(10.9)	0.6
Loss on disposal of property, plant & equipment [1]	1.5	0.1

Adjusted EBITDA	$73.7	$34.8

1.	Loss on disposal of property, plant & equipment excludes cash proceeds received.

The following table summarizes our adjusted net (loss) income and adjusted earnings per share for the three months ended April 4, 2015 and March 29, 2014:

	For the Three Months Ended
	April 4, 2015	March 29, 2014
Net loss attributed to Cott Corporation	$(6.0)	$(4.1)
Restructuring and asset impairments, net of tax	—	2.9
Bond redemption costs, net of tax	—	0.9
Tax reorganization and regulatory costs, net of tax	—	0.1
Acquisition and integration, net of tax	3.0	1.0
Purchase accounting adjustments, net of tax	2.7	—
Other adjustments, net of tax	—	(3.5)
Unrealized commodity hedging gain, net of tax	(0.2)	—
Unrealized foreign exchange and other (gains) losses, net of tax	(8.1)	0.5
Loss on disposal of property, plant & equipment, net of tax [1]	0.9	—

Adjusted net loss attributed to Cott Corporation	$(7.7)	$(2.2)

Adjusted net loss per common share attributed to Cott Corporation
Basic	$(0.08)	$(0.02)
Diluted	$(0.08)	$(0.02)
Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	93.2	94.3
Diluted	93.2	94.3

1.	Loss on disposal of property, plant & equipment, net of tax, excludes cash proceeds received.

The following table summarizes our free cash flow and adjusted free cash flow for the three months ended April 4, 2015 and March 29, 2014:

	For the Three Months Ended
(in millions of U.S. dollars)	April 4, 2015	March 29, 2014
Net cash used in operating activities	$(1.1)	$(52.5)
Less: Capital expenditures	(27.3)	(8.8)

Free Cash Flow	$(28.4)	$(61.3)

The following unaudited financial information for the three months ended April 4, 2015 represents the activity of Aimia that has been combined with our U.K. operations:

(in millions of U.S. dollars)	For the Three Months Ended April 4, 2015
Revenue
U.K.	$132.2
Less: Aimia	(25.9)

U.K. excluding Aimia	$106.3

The following unaudited financial information for the three months ended April 4, 2015 represents the activity of DSS that has been combined with our consolidated operations:

(in millions of U.S. dollars)	For the Three Months Ended April 4, 2015
Revenue
Cott Corporation	$709.8
Less: DSS	(240.3)

Cott Corporation excluding DSS	$469.5

Revenue

Revenue increased $234.7 million, or 49.4%, in the first quarter from the comparable prior year period. Excluding the impact of DSS and foreign exchange, revenue increased 2.3% in the first quarter from the comparable prior year period.

North America revenue decreased $20.4 million, or 5.9%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue decreased 4.9%, due primarily to an overall product mix shift into contract manufacturing.

U.K. revenue increased $16.6 million, or 14.4%, in the first quarter from the comparable prior year period due primarily to additional revenues from the Aimia business. Excluding the impact of foreign exchange, U.K. revenue increased 24.9% in the first quarter. Excluding the revenues associated with Aimia, U.K revenue decreased $9.3 million in the first quarter.

All Other revenue decreased $1.8 million, or 12.2%, in the first quarter from the comparable prior year period due to a product mix shift into concentrates which has a lower revenue per case when compared to finished goods.

Cost of Sales

Cost of sales represented 71.6% of revenue in the first quarter, compared to 88.2% in the comparable prior year period. The decrease in cost of sales as a percentage of revenue was due primarily to the addition of the Aimia and DSS businesses and the growth in contract manufacturing.

Gross Profit

Gross profit as a percentage of revenue increased to 28.4% in the first quarter from 11.8% in the comparable prior year period due primarily to the addition of the higher margin businesses of Aimia and DSS and cost and efficiency savings, offset by increased costs in the U.K. reporting segment with the implementation of our new warehouse management system.

Selling, General and Administrative Expenses

SG&A expenses increased $141.6 million, or 301.9%, in the first quarter from the comparable prior year period. The increase in SG&A expenses was due primarily to the addition of the DSS business. As a percentage of revenue, SG&A increased to 26.6% in the first quarter from 9.9% in the comparable prior year period.

Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. We had no restructuring activities during the first quarter of 2015. During the first quarter of 2014, we implemented one such program that involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”). For the first quarter of 2014, in connection with the 2014 Restructuring Plan, we incurred charges of approximately $2.2 million related primarily to headcount reductions and $1.6 million related to asset impairments.

Operating Income

Operating income was $6.7 million in the first quarter compared to $4.3 million in the comparable prior year period. The increase was due primarily to higher gross profit as a percentage of revenue and the reduction of restructuring and asset impairment charges incurred in the comparable prior year period, partially offset by higher SG&A expenses and losses on disposal of property and equipment.

Other Income, Net

Other income, net was $10.4 million in the first quarter compared to $2.3 million in the comparable prior year period. The increase in other income was due primarily to net unrealized gains on translation of balances denominated in foreign currencies.

Income Taxes

Income tax benefit was $9.4 million in the first quarter compared to $0.5 million in the comparable prior year period. With the release of our federal tax valuation allowance in the United States during the fourth quarter of 2014, we are now able to realize tax benefits generated in the United States. The first quarter’s income tax rate was 88% compared to 25% in the comparable prior year period. This is due primarily to significant permanent benefits that create additional losses for tax purposes that we have recognized a benefit for during the first quarter of 2015. In the comparable prior year period a federal and partial state valuation allowance was recorded for United States losses.

Liquidity and Capital Resources

The following table summarizes our cash flows for the three months ended April 4, 2015 and March 29, 2014, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended
(in millions of U.S. dollars)	April 4, 2015	March 29, 2014
Net cash used in operating activities	$(1.1)	$(52.5)
Net cash used in investing activities	(29.0)	(10.3)
Net cash (used in) provided by financing activities	(20.4)	56.1
Effect of exchange rate changes on cash	(1.2)	0.1

Net decrease in cash & cash equivalents	(51.7)	(6.6)
Cash & cash equivalents, beginning of period	86.2	47.2

Cash & cash equivalents, end of period	$34.5	$40.6

Financial and Capital Resources and Liquidity

As of April 4, 2015, we had total debt of $1,777.6 million and $34.5 million of cash and cash equivalents compared to $522.6 million of debt and $40.6 million of cash and cash equivalents as of March 29, 2014.

We believe that our level of resources, which includes cash on hand, available borrowings under the ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, debt service obligations, and dividend payments on Preferred Shares for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or the 2020 Notes, the 2022 Notes, or the DSS Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2020 Notes, 2022 Notes, and DSS Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. The ABL facility and the DSS Notes are secured by substantially all of our assets and those of the respective guarantor subsidiaries. If the ABL facility or the DSS Notes were to become currently due, the lenders or the trustee, as applicable, may have the right to foreclose on such assets subject to the terms of an intercreditor agreement that gives priority to the rights of the ABL lender. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

As of April 4, 2015, our total availability under the ABL facility was $380.8 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets). We had $221.0 million of outstanding borrowings under the ABL facility and $42.0 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $117.8 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

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

In the future, should we require more capital to fund significant discretionary activities in Canada than is generated by our domestic operations and is available through the issuance of domestic debt or stock, we could elect to repatriate future periods’ earnings from foreign jurisdictions. This alternative could result in a higher effective tax rate during the period of repatriation. While the likelihood is remote, we could also elect to repatriate earnings from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon the decision to repatriate those earnings in the form of dividends or otherwise, we may be subject to additional Canadian income taxes and withholding taxes payable to various foreign jurisdictions, where applicable. This alternative could result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period foreign earnings.

In 2014, a dividend of $0.06 per common share was declared each quarter for an aggregate dividend payment of approximately $22.0 million. During 2014, we repurchased 1,744,131 common shares for approximately $12.1 million through open market transactions through our share repurchase program, which we suspended during the fourth quarter of 2014.

Note Redemptions/Repurchases

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

We may, from time to time, depending on market conditions, including without limitation whether the 2020 Notes, the 2022 Notes, or the DSS Notes are then trading at a discount to their face amount, repurchase the 2020 Notes, the 2022 Notes, or the DSS Notes for cash and/or in exchange for our common shares, warrants, preferred stock, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in aggregate, may be material. However, the covenants in our ABL facility subject such purchases to certain limitations and conditions.

Note Issuances/Assumptions

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

Operating Activities

Cash used in operating activities was $1.1 million during the first quarter compared to $52.5 million in the comparable prior year period. The $51.4 million decrease was due primarily to the timing of accounts receivable receipts and accounts payable payments relative to the prior year period, as well as the release of $29.4 million of cash collateral held by third parties at January 3, 2015 in connection with self-insurance programs assumed as part of the DSS Acquisition.

Investing Activities

Cash used in investing activities was $29.0 million during the first quarter compared to $10.3 million in the comparable prior year period. The $18.7 million increase was due primarily to an increase in fixed asset purchases, offset by the receipt of proceeds from the sale of property, plant and equipment.

Financing Activities

Cash used in financing activities was $20.4 million during the first quarter compared to cash provided by financing activities of $56.1 million in the comparable prior year period. The $76.5 million increase was due primarily to an increase in payments on outstanding borrowings under our ABL facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of April 4, 2015.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our 2014 Annual Report.

Debt

Asset-Based Lending Facility

In March 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our North America, U.K. and Mexico operations. We refinanced the ABL facility in August 2010 and have amended the ABL from time to time to and incurred an aggregate of $7.5 million of financing fees in connection therewith.

Most recently, on December 12, 2014, in connection with the DSS Acquisition, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $400.0 million (which, with the accordion feature, if used, permits us to increase the lenders’ commitments under the ABL facility to $450.0 million, subject to certain conditions), (2) extend the maturity date to the earliest of (i) December 12, 2019, (ii) June 12, 2019, if we have not redeemed, repurchased or refinanced the 2020 Notes by May 28, 2019, or (iii) any earlier date on which the commitments under the ABL facility are reduced to zero or otherwise terminated, (3) include DSS and its subsidiaries as borrowers, (4) permit certain adjustments to the borrowing base calculation, (5) permit the debt, liens and intercreditor arrangements contemplated by the supplemental indenture entered into in connection with the DSS Notes, (6) permit certain other indebtedness that we intend to issue or assume in connection with the DSS Acquisition, (7) permit certain other changes to dollar thresholds and limitations within our covenants generally reflecting the increased size of the facility. We incurred approximately $1.7 million of financing fees in connection with the amendment of the ABL facility.

The financing fees incurred in connection with the refinancing of the ABL facility in August 2010, along with the financing fees incurred in connection with the amendments of the ABL facility, other than the May 2014 amendment, are being amortized using the straight line method over the duration of the amended ABL facility. Each of the amendments, with the exception of the May 2014 amendment, was considered to be a modification of the original agreement under GAAP.

As of April 4, 2015, we had $221.0 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $42.0 million of letters of credit, was $137.0 million as of April 4, 2015.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued the 2022 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The issuer of the 2022 Notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2022 Notes. The interest on the 2022 Notes is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2015.

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

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of 2018 Notes. The issuer of the 2018 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc. We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes.

On June 24, 2014, we used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million, the write-off of approximately $3.0 million in deferred financing fees, and other costs of approximately $0.2 million.

On July 9, 2014 and July 24, 2014, we redeemed all of the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and the write-off of approximately $0.8 million in deferred financing fees.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of 2017 Notes. The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes was our wholly-owned U.S. subsidiary Cott Beverages Inc. We incurred $5.1 million of financing fees in connection with the 2017 Notes.

On November 15, 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments, the write-off of approximately $4.0 million in deferred financing fees and discount charges and other costs of approximately $0.5 million.

On February 19, 2014, we redeemed all of the remaining $15.0 million aggregate principal amount of 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as the write-off of approximately $0.3 million in deferred financing fees and discount charges.

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at a 5.23% interest rate.

Credit Ratings and Covenant Compliance

Credit Ratings

We have no material changes to the disclosure on this matter made in our 2014 Annual Report.

Covenant Compliance

Indentures governing 2022 Notes, DSS Notes and 2020 Notes

Under the indentures governing the 2022 Notes, the DSS Notes, and the 2020 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of April 4, 2015, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of the 2022 Notes, the DSS Notes or the 2020 Notes, since the date of their issuance or assumption, as applicable.

The 2018 Notes and the 2017 Notes have been redeemed in full and are no longer outstanding. At all times prior to such redemptions, we were in compliance with all of the covenants under the indentures governing the 2018 Notes and the 2017 Notes.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $40.0 million. If excess availability is less than the greater of 12.5% of the aggregate availability under the ABL facility or $50.0 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of April 4, 2015.

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On May 6, 2014, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2014. In connection with the DSS Acquisition, we suspended our share repurchase program during the fourth quarter of 2014 and do not expect to make further repurchases of our common shares under the share repurchase program prior to its expiration on May 21, 2015.

Tax Withholding

In the first quarter of 2015, 87,157 of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. In the first quarter of 2014, 46,897 of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards.

Capital Structure

Since January 3, 2015, equity has decreased by $36.2 million. The decrease was due primarily to a net loss of $1.2 million, dividend payments of $9.0 million, common share repurchases of $0.7 million, foreign currency translation losses on the net assets of self-sustaining foreign operations of $25.9 million, and distributions to non-controlling interest of $2.0 million, partially offset by share-based compensation expense of $2.4 million, pension benefit plan adjustments of $0.1 million, and proceeds from the exercise of options for common shares, net of $0.1 million.

Dividend Payments

Common Share Dividend

On February 19, 2015, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on March 27, 2015 to shareowners of record at the close of business on March 11, 2015. The dividend payment was approximately $5.5 million in the aggregate. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2020 Notes, 2022 Notes and DSS Notes, the terms of the Preferred Shares, as well as other factors that the board of directors may deem relevant from time to time.

Preferred Share Dividend

The terms of the Preferred Shares require us to pay a quarterly dividend to the holders of the Preferred Shares. On April 1, 2015, we paid dividends to holders of record of the Preferred Shares as of March 11, 2015. The aggregate dividend paid on the Convertible Preferred Shares was approximately $2.7 million and the aggregate dividend paid on the Non-Convertible Preferred Shares was approximately $0.8 million.

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

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2014 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes.

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, typically have maturities of less than eighteen months. We had outstanding foreign exchange forward contracts with notional amounts of $23.0 million and $22.5 million as of April 4, 2015 and January 3, 2015, respectively.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $221.0 million of ABL borrowings outstanding as of April 4, 2015, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $42.0 million of outstanding letters of credit) would result in additional interest expense of approximately $2.2 million during the next year. The weighted average interest rate of outstanding debt under our ABL facility at April 4, 2015 was 2.1%.

Commodity Price Risk

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $56.8 million and $55.4 million as of April 4, 2015 and January  3, 2015, respectively.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 4, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2015, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings described in our 2014 Annual Report.

Item 1A. Risk Factors

There has been no material change in our risk factors since January 3, 2015. Please refer to our 2014 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Tax Withholdings

The following table contains information about shares of our previously-issued common shares that we withheld from delivering to employees during the first quarter of 2015 to satisfy their tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	—	$—	N/A	N/A
February 2015	87,157	7.90	N/A	N/A
March 2015	—	—	N/A	N/A

Total	87,157

Item 6. Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

10.1*	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 4, 2015 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 4, 2015 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 4, 2015 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 4, 2015 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, filed May 14, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: May 14, 2015	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: May 14, 2015	/s/ Gregory Leiter
Gregory Leiter
Senior Vice President, Chief Accounting Officer and Assistant Secretary
(Principal Accounting Officer)

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

10.1*	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 4, 2015 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 4, 2015 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 4, 2015 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 4, 2015 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, filed May 14, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).

*	Indicates a management contract or compensatory plan.