Form 10-Q
period 2015-07-04
COTT CORP /CN/
filed 2015-08-05
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 4, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Shares, no par value per share	109,660,142 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Revenue, net	$779.8	$549.2	$1,489.6	$1,024.3
Cost of sales	539.2	470.2	1,047.7	889.1

Gross profit	240.6	79.0	441.9	135.2
Selling, general and administrative expenses	190.2	50.7	378.7	97.6
Loss (gain) on disposal of property, plant & equipment	0.2	(0.1)	1.6	—
Restructuring	—	0.1	—	2.3
Asset impairments	—	0.3	—	1.9
Acquisition and integration expenses	4.1	1.8	8.8	2.9

Operating income	46.1	26.2	52.8	30.5
Other expense (income), net	1.0	19.8	(9.4)	17.5
Interest expense, net	27.9	8.4	55.6	18.2

Income (loss) before income taxes	17.2	(2.0)	6.6	(5.2)
Income tax (benefit) expense	(1.1)	2.5	(10.5)	2.0

Net income (loss)	$18.3	$(4.5)	$17.1	$(7.2)
Less: Net income attributable to non-controlling interests	1.7	1.4	3.0	2.8
Less: Accumulated dividends on convertible preferred shares	1.8	—	4.5	—
Less: Accumulated dividends on non-convertible preferred shares	0.6	—	1.4	—
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	12.0	—

Net income (loss) attributed to Cott Corporation	$2.2	$(5.9)	$(3.8)	$(10.0)

Net income (loss) per common share attributed to Cott Corporation
Basic	$0.02	$(0.06)	$(0.04)	$(0.11)
Diluted	0.02	(0.06)	(0.04)	(0.11)

Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	99,573	94,234	96,384	94,276
Diluted	100,165	94,234	96,384	94,276

Dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in millions of U.S. dollars)

Unaudited

		For the Three Months Ended		For the Six Months Ended
		July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income (loss)		$18.3	$(4.5)	$17.1	$(7.2)
Other comprehensive income (loss):
Currency translation adjustment		24.6	8.4	(1.3)	6.8
Pension benefit plan, net of tax	[1]	0.4	(0.3)	0.5	(0.3)
Unrealized (loss) gain on derivative instruments, net of tax	[2]	(2.8)	0.3	(2.8)	0.2

Total other comprehensive income (loss)		22.2	8.4	(3.6)	6.7

Comprehensive income (loss)		$40.5	$3.9	$13.5	$(0.5)
Less: Comprehensive income attributable to non-controlling interests		1.7	1.4	3.0	2.8
Less: Accumulated dividends on convertible preferred shares		1.8	—	4.5	—
Less: Accumulated dividends on non-convertible preferred shares		0.6	—	1.4	—
Less: Foreign exchange impact on redemption of preferred shares		12.0	—	12.0	—

Comprehensive income (loss) attributed to Cott Corporation		$24.4	$2.5	$(7.4)	$(3.3)

1.	Net of the effect of $0.1 million and $0.2 million tax expense for the three and six months ended July 4, 2015, respectively, and net of the effect of nil and $0.1 million tax expense for the three and six months ended June 28, 2014, respectively.
2.	Net of the effect of $1.0 million and $1.0 million tax benefit for the three and six months ended July 4, 2015, respectively, and net of the effect of $0.1 million and $0.1 million tax expense for the three and six months ended June 28, 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	July 4, 2015	January 3, 2015
ASSETS
Current assets
Cash & cash equivalents	$79.0	$86.2
Accounts receivable, net of allowance of $8.7 ($6.5 as of January 3, 2015)	366.6	305.7
Income taxes recoverable	1.3	1.6
Inventories	266.7	262.4
Prepaid expenses and other current assets	39.5	59.3

Total current assets	753.1	715.2
Property, plant & equipment, net	820.2	864.5
Goodwill	748.9	743.6
Intangibles and other assets, net	749.9	781.7
Deferred income taxes	1.3	2.5
Other tax receivable	0.1	0.2

Total assets	$3,073.5	$3,107.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$198.2	$229.0
Current maturities of long-term debt	3.9	4.0
Accounts payable and accrued liabilities	453.9	420.3

Total current liabilities	656.0	653.3
Long-term debt	1,550.2	1,565.0
Deferred income taxes	101.8	119.9
Other long-term liabilities	88.5	71.8

Total liabilities	2,396.5	2,410.0

Convertible preferred shares, $1,000 stated value, no shares issued (January 3, 2015 - 116,054 shares issued)	—	116.1
Non-convertible preferred shares, $1,000 stated value, no shares issued (January 3, 2015 - 32,711 shares issued)	—	32.7

Equity
Capital stock, no par - 109,585,142 shares issued (January 3, 2015 - 93,072,850 shares issued)	532.1	388.3
Additional paid-in-capital	50.9	46.6
Retained earnings	142.2	158.1
Accumulated other comprehensive loss	(54.6)	(51.0)

Total Cott Corporation equity	670.6	542.0
Non-controlling interests	6.4	6.9

Total equity	677.0	548.9

Total liabilities, preferred shares and equity	$3,073.5	$3,107.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Operating Activities
Net income (loss)	$18.3	$(4.5)	$17.1	$(7.2)
Depreciation & amortization	58.2	25.8	115.6	50.9
Amortization of financing fees	1.1	0.6	2.4	1.2
Amortization of senior notes premium	(1.4)	—	(2.9)	—
Share-based compensation expense	3.7	2.1	6.1	3.4
(Decrease) increase in deferred income taxes	(5.2)	2.6	(16.9)	1.9
Write-off of financing fees and discount	—	3.0	—	3.3
Loss (gain) on disposal of property, plant & equipment	0.2	(0.1)	1.6	—
Asset impairments	—	0.3	—	1.9
Other non-cash items	(6.3)	(0.5)	(16.5)	(0.7)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19.4)	(33.0)	(60.7)	(66.3)
Inventories	6.1	8.9	(4.9)	(7.6)
Prepaid expenses and other current assets	(4.5)	(1.2)	25.8	(1.0)
Other assets	(1.3)	(0.4)	(3.7)	(0.2)
Accounts payable and accrued liabilities, and other liabilities	25.2	26.3	10.0	(2.2)
Income taxes recoverable	1.0	(0.4)	1.6	(0.4)

Net cash provided by (used in) operating activities	75.7	29.5	74.6	(23.0)

Investing Activities
Acquisitions, net of cash received	(0.5)	(80.8)	(0.5)	(80.8)
Additions to property, plant & equipment	(29.9)	(11.8)	(57.2)	(20.6)
Additions to intangibles and other assets	(0.1)	(1.3)	(2.2)	(2.8)
Proceeds from sale of property, plant & equipment and sale-leaseback	40.1	—	40.5	—

Net cash provided by (used in) investing activities	9.6	(93.9)	(19.4)	(104.2)

Financing Activities
Payments of long-term debt	(1.1)	(296.5)	(1.9)	(312.5)
Issuance of long-term debt	—	525.0	—	525.0
Borrowings under ABL	654.1	188.2	748.9	283.2
Payments under ABL	(674.4)	(284.3)	(777.2)	(299.4)
Distributions to non-controlling interests	(1.6)	(2.5)	(3.6)	(4.8)
Issuance of common shares	142.5	—	142.6	—
Financing fees	(0.2)	(7.9)	(0.2)	(7.9)
Preferred shares repurchased and cancelled	(148.8)	—	(148.8)	—
Common shares repurchased and cancelled	—	(2.7)	(0.7)	(3.1)
Dividends to common and preferred shareholders	(9.0)	(5.7)	(18.0)	(10.8)
Payment of deferred consideration for acquisitions	(2.5)	—	(2.5)	—

Net cash (used in) provided by financing activities	(41.0)	113.6	(61.4)	169.7

Effect of exchange rate changes on cash	0.2	1.1	(1.0)	1.2

Net increase (decrease) in cash & cash equivalents	44.5	50.3	(7.2)	43.7
Cash & cash equivalents, beginning of period	34.5	40.6	86.2	47.2

Cash & cash equivalents, end of period	$79.0	$90.9	$79.0	$90.9

Supplemental Non-cash Investing and Financing Activities:
Dividend payable issued through accounts payable and accrued liabilities	$(0.1)	$—	$—	$—
Additions to property, plant & equipment through accounts payable and accrued liabilities	(0.7)	—	5.5	—
Acquisition related deferred consideration	2.5	51.4	11.4	51.4
Accrued deferred financing fees	0.2	1.8	0.2	1.8

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$47.1	$8.4	$55.4	$25.0
Cash paid for income taxes, net	$1.6	$—	$2.1	$0.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 28, 2013	94,238	$392.8	$44.1	$174.8	$(16.8)	$9.5	$604.4

Common shares issued - Director Share Awards	112	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(430)	(2.0)	—	(1.1)	—	—	(3.1)
Common shares issued - Time-based RSUs	161	1.3	(1.3)	—	—	—	—
Share-based compensation	—	—	3.0	—	—	—	3.0
Dividend payment	—	—	—	(10.8)	—	—	(10.8)
Distributions to non-controlling interests	—	—	—	—	—	(4.8)	(4.8)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	6.8	—	6.8
Pension benefit plan, net of tax	—	—	—	—	(0.3)	—	(0.3)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	0.2	—	0.2
Net (loss) income	—	—	—	(10.0)	—	2.8	(7.2)

Balance at June 28, 2014	94,081	$392.1	$46.6	$152.9	$(10.1)	$7.5	$589.0

Balance at January 3, 2015	93,073	$388.3	$46.6	$158.1	$(51.0)	$6.9	$548.9

Common shares issued - Director Share Awards	110	—	1.0	—	—	—	1.0
Common shares repurchased and cancelled	(87)	(0.7)	—	—	—	—	(0.7)
Common shares issued - Performance-based RSUs	255	1.7	(1.7)	—	—	—	—
Common shares issued - Equity issuance	16,215	142.6	—	—	—	—	142.6
Options exercised	19	0.2	(0.1)	—	—	—	0.1
Share-based compensation	—	—	5.1	—	—	—	5.1
Common shares dividend	—	—	—	(12.1)	—	—	(12.1)
Redemption of preferred shares	—	—	—	(12.0)	—	—	(12.0)
Distributions to non-controlling interests	—	—	—	—	—	(3.6)	(3.6)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(1.3)	0.1	(1.2)
Pension benefit plan, net of tax	—	—	—	—	0.5	—	0.5
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(2.8)	—	(2.8)
Preferred shares dividend	—	—	—	(5.9)	—	—	(5.9)
Net income	—	—	—	14.1	—	3.0	17.1

Balance at July 4, 2015	109,585	$532.1	$50.9	$142.2	$(54.6)	$6.4	$677.0

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1—Business and Recent Accounting Pronouncements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors and has one of the broadest home and office bottled water and office coffee services distribution networks in the United States, with the ability to service approximately 90% of U.S. households, as well as national, regional and local offices. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, purified, spring, artesian, distilled and fluoridated bottled water, energy drinks and shots, sports products, new age beverages, ready-to-drink teas and alcoholic beverages, beverage concentrates, liquid enhancers and freezables, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals. In addition, Cott is now a national direct-to-consumer provider of bottled water, office coffee and water filtration services offering a comprehensive portfolio of beverage products, equipment and supplies to approximately 1.5 million customer locations through its network of over 180 warehouse, branch and distribution facilities and daily operation of over 2,200 routes.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the three and six months ended June 28, 2014, the Company concluded that it was appropriate to reclassify the amortization of customer list intangible assets to selling, general and administrative (“SG&A”) expenses. Previously, such amortization had been classified as cost of sales. Accordingly, the Company has revised the classification to report these SG&A expenses in the Consolidated Statement of Operations for the three and six months ended June 28, 2014. Also, for the three and six months ended June 28, 2014, the Company concluded that it was appropriate to reclassify acquisition and integration expenses separately. Previously, such expenses had been classified as SG&A expenses. Accordingly, the Company has revised the classification to report these expenses separately in the Consolidated Statement of Operations for the three and six months ended June 28, 2014. Additionally, as of January 3, 2015, the Company concluded that it was appropriate to reclassify certain recently acquired assets in connection with the DSS Acquisition (see Note 3 to the Consolidated Financial Statements) from inventories to property, plant and equipment, net to be consistent with Cott’s accounting treatment. Accordingly, the Company has revised the classification to report these assets under property, plant and equipment, net in the Consolidated Balance Sheet as of January 3, 2015. The impacts of the reclassifications are shown in the tables below:

(in millions of U.S. dollars)	For the three months ended June 28, 2014	For the six months ended June 28, 2014
Decrease to cost of sales	$(5.8)	$(11.5)
Increase to SG&A expenses	$5.8	$11.5

(in millions of U.S. dollars)	For the three months ended June 28, 2014	For the six months ended June 28, 2014
Decrease to SG&A expenses	$(1.8)	$(2.9)
Increase to acquisition and integration expenses	$1.8	$2.9

(in millions of U.S. dollars)	January 3, 2015
Decrease to inventories	$(8.9)
Increase to property, plant and equipment, net	$8.9

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

Note 2—Revisions

The Company has revised its Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income, Consolidated Statement of Cash Flows for the three and six months ended June 28, 2014 and its Consolidated Statement of Equity for the six months ended June 28, 2014 to correct errors comprising (i) an overstatement of historical property, plant and equipment, net, including a portion related to a prior acquisition, and the related depreciation expense recorded during the periods, (ii) an overstatement of deferred tax liabilities, and (iii) an understatement of inventories and revenue, net, cost of sales, and SG&A expenses for an exchange rate error. The impact on the previously issued financial statements is detailed in the reconciliations below. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements.

		As previously filed	As revised
Consolidated Statements of Operations		For the three months ended June 28, 2014		Difference
(in millions of U.S. dollars)
Revenue, net		$550.9	$549.2	$(1.7)
Cost of sales	[1]	$477.1	$476.0	$(1.1)
Gross profit	[1]	$73.8	$73.2	$(0.6)
Selling, general and administrative expenses		$46.9	$46.7	$(0.2)
Loss (gain) on disposal of property, plant & equipment		$0.4	$(0.1)	$(0.5)
Operating income		$26.1	$26.2	$0.1
(Loss) income before income taxes		$(2.1)	$(2.0)	$0.1
Net (loss) income		$(4.6)	$(4.5)	$0.1
Net (loss) income attributed to Cott Corporation		$(6.0)	$(5.9)	$0.1

		As previously filed	As revised
		For the six months ended
Consolidated Statements of Operations		June 28, 2014		Difference
(in millions of U.S. dollars)
Revenue, net		$1,026.0	$1,024.3	$(1.7)
Cost of sales	[1]	$901.9	$900.6	$(1.3)
Gross profit	[1]	$124.1	$123.7	$(0.4)
Selling, general and administrative expenses		$89.2	$89.0	$(0.2)
Loss (gain) on disposal of property, plant & equipment		$0.5	$—	$(0.5)
Operating income		$30.2	$30.5	$0.3
(Loss) income before income taxes		$(5.5)	$(5.2)	$0.3
Income tax expense		$1.6	$2.0	$0.4
Net (loss) income		$(7.1)	$(7.2)	$(0.1)
Net loss attributed to Cott Corporation		$(9.9)	$(10.0)	$(0.1)

1.	The revised balances do not include the reclassification of the amortization of customer list intangible assets from cost of sales to SG&A expenses as presented in the Consolidated Statement of Operations for the three and six months ended June 28, 2014 (see Note 1 to the Consolidated Financial Statements).

	As previously filed	As revised
Consolidated Statements of Comprehensive Income	For the three months ended June 28, 2014		Difference
(in millions of U.S. dollars)
Net (loss) income	$(4.6)	$(4.5)	$0.1
Comprehensive income (loss)	$3.8	$3.9	$0.1
Comprehensive income (loss) attributed to Cott Corporation	$2.4	$2.5	$0.1

	As previously filed	As revised
Consolidated Statements of Comprehensive Income	For the six months ended June 28, 2014		Difference
(in millions of U.S. dollars)
Net (loss) income	$(7.1)	$(7.2)	$(0.1)
Comprehensive income (loss)	$(0.4)	$(0.5)	$(0.1)
Comprehensive income (loss) attributed to Cott Corporation	$(3.2)	$(3.3)	$(0.1)

	As previously filed	As revised
Consolidated Statements of Cash Flows	For the three months ended June 28, 2014		Difference
(in millions of U.S. dollars)
Operating Activities
Net (loss) income	$(4.6)	$(4.5)	$0.1
Depreciation & amortization	$26.0	$25.8	$(0.2)
Loss (gain) on disposal of property, plant & equipment	$0.4	$(0.1)	$(0.5)
Accounts payable and accrued liabilities, and other liabilities	$25.8	$26.3	$0.5
Net cash provided by (used in) operating activities	$29.6	$29.5	$(0.1)
Effect of exchange rate changes on cash	$1.0	$1.1	$0.1

	As previously filed	As revised
Consolidated Statements of Cash Flows	For the six months ended June 28, 2014		Difference
(in millions of U.S. dollars)
Operating Activities
Net (loss) income	$(7.1)	$(7.2)	$(0.1)
Depreciation & amortization	$51.3	$50.9	$(0.4)
Increase in deferred income taxes	$1.5	$1.9	$0.4
Loss (gain) on disposal of property, plant & equipment	$0.5	$—	$(0.5)
Accounts payable and accrued liabilities, and other liabilities	$(2.7)	$(2.2)	$0.5
Net cash provided by (used in) operating activities	$(22.9)	$(23.0)	$(0.1)
Effect of exchange rate changes on cash	$1.1	$1.2	$0.1

	As previously filed	As revised
Consolidated Statements of Equity	For the six months ended June 28, 2014		Difference
(in millions of U.S. dollars)
Retained earnings at December 28, 2013	$176.3	$174.8	$(1.5)
Total equity at December 28, 2013	$605.9	$604.4	$(1.5)
Retained earnings at June 28, 2014	$154.5	$152.9	$(1.6)
Total equity at June 28, 2014	$590.6	$589.0	$(1.6)
Net (loss) income	$(7.1)	$(7.2)	$(0.1)

Note 3—Acquisitions

DSS Acquisition

In December 2014, we completed the acquisition by merger of DSS Group, Inc. (“DSS Group”), parent company to DS Services of America Inc. (collectively “DSS”), a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “DSS Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion payable through a combination of incremental borrowings under the ABL facility (as defined below) of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due January 1, 2020 (“2020 Notes”), assumption of existing $350.0 million senior notes due 2021 originally issued by DSS, the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”), having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares” and together with the Convertible Preferred Shares, the “Preferred Shares”), having an aggregate value of approximately $32.7 million. A portion of the aggregate consideration is being held in escrow to secure the indemnification obligations of DSS’s former security holders under the DSS Merger Agreement.

The total cash and stock consideration paid by us in the DSS Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$449.7
Deferred consideration	11.4
Cash paid on behalf of sellers for sellers expenses	25.3
Cash paid to retire term loan on behalf of sellers	317.3
Convertible Preferred Shares	116.1
Non-Convertible Preferred Shares	32.7

Total consideration	$952.5

The estimated merger consideration was subject to adjustment upon the determination of actual working capital, net indebtedness and certain transaction related expenses, which adjustment was resolved in July 2015 by the payment of deferred consideration of $11.4 million made to the former security holders of DSS.

Our primary reasons for the DSS Acquisition were to accelerate Cott’s acquisition-based diversification outside of CSDs and shelf stable juices, broaden our distribution platform by adding a national direct-to-consumer distribution channel and extend our beverage portfolio into new and growing markets, including home and office bottled water delivery services, office coffee services and filtration services, while creating opportunities for revenue, cost synergies and growth prospects.

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

(in millions of U.S. dollars)	As reported at April 4, 2015	Adjustments	As reported at July 4, 2015
Cash and cash equivalents	$74.5	$—	$74.5
Accounts receivable	102.6	—	102.6
Inventories	46.4	—	46.4
Prepaid expenses and other current assets	8.8	—	8.8
Deferred income taxes	4.1	0.3	4.4
Property, plant & equipment	412.7	—	412.7
Goodwill	559.8	3.0	562.8
Intangible and other assets	417.2	—	417.2
Accounts payable and accrued liabilities	(117.7)	(0.8)	(118.5)
Long-term debt	(406.0)	—	(406.0)
Deferred income taxes liabilities	(122.9)	—	(122.9)
Other long-term liabilities	(29.5)	—	(29.5)

Total	$950.0	$2.5	$952.5

The principal factor that resulted in recognition of goodwill was that the purchase price for the DSS Acquisition was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which results in a greater value than on a standalone basis. The goodwill recognized as part of the DSS Acquisition was allocated to the DSS reporting segment, a portion of which is expected to be tax deductible.

Aimia Acquisition

In May 2014, our United Kingdom (“U.K.”) reporting segment acquired 100 percent of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”). Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($25.0 million at exchange rates in effect on July 4, 2015), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment was funded from borrowings under the ABL facility and available cash.

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

The sellers are entitled to contingent consideration of up to a maximum of £16.0 million ($25.0 million at exchange rates in effect on July 4, 2015), based on the exchange rate on the acquisition date, which will become due by us if Aimia meets certain targets relating to net income plus interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve months ending July 1, 2016. We estimated the fair value of the contingent consideration based on financial projections of the acquired business and estimated probabilities of achievement of the EBITDA targets. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. The fair value of the contingent consideration was determined to be £10.9 million ($17.0 million at exchange rates in effect on July 4, 2015) using a present value probability-weighted income approach. For the six months ended July 4, 2015, we recorded a fair value adjustment of £0.4 million ($0.6 million at exchange rates in effect on July 4, 2015) to the contingent consideration based on review of the key assumptions used to calculate the fair value at the acquisition date. The change in the fair value adjustment of the contingent consideration was recognized in other expense (income), net in the Consolidated Statement of Operations.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the Aimia Acquisition.

(in millions of U.S. dollars)	Acquired Value
Cash	$9.5
Accounts receivable	11.0
Inventories	9.6
Prepaid expenses and other assets	1.9
Property, plant & equipment	10.9
Goodwill	54.5
Intangibles and other assets	86.2
Accounts payable and accrued liabilities	(27.4)
Deferred tax liabilities	(17.2)

Total	$139.0

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

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the three and six months ended June 28, 2014 represent the combined results of our operations as if the DSS Acquisition and Aimia Acquisition had occurred on December 30, 2012. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

(in millions of U.S. dollars, except share amounts)	For the Three Months Ended June 28, 2014	For the Six Months Ended June 28, 2014
Revenue	$826.4	$1,561.9
Net loss	(7.8)	(22.0)
Net loss per common share, diluted	$(0.08)	$(0.23)

Note 4—Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. We had no restructuring activities during the six months ended July 4, 2015. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”). For the three and six months ended June 28, 2014, in connection with the 2014 Restructuring Plan, we incurred charges of approximately $0.1 million and $2.3 million related primarily to headcount reductions and $0.3 million and $1.9 million related to asset impairments, respectively.

The following table summarizes restructuring charges for the three and six months ended June 28, 2014:

(in millions of U.S. dollars)	For the Three Months Ended June 28, 2014	For the Six Months Ended June 28, 2014
North America	$0.1	$2.2
U.K.	—	0.1

Total	$0.1	$2.3

The following table summarizes asset impairment charges for the three and six months ended June 28, 2014:

(in millions of U.S. dollars)	For the Three Months Ended June 28, 2014	For the Six Months Ended June 28, 2014
North America	$—	$0.9
U.K.	0.3	1.0

Total	$0.3	$1.9

The following tables summarize our restructuring liability as of June 28, 2014, along with charges to costs and expenses and cash payments in connection with the 2014 Restructuring Plan:

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

Note 5—Share-Based Compensation

The table below summarizes the share-based compensation expense for the three and six months ended July 4, 2015 and June 28, 2014. This share-based compensation expense was recorded in SG&A expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Amended and Restated Cott Corporation Equity Incentive Plan, as amended (the “Equity Incentive Plan”), (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the Equity Incentive Plan (iii) “Stock options” mean non-qualified stock options granted under the Equity Incentive Plan or the Restated 1986 Common Share Option Plan, as amended (the “Option Plan”), as the case may be, and (iv) “Director share awards” mean common shares issued in consideration of the annual board retainer fee to non-management members of our board of directors under the Equity Incentive Plan.

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Stock options	$0.5	$0.4	$0.9	$0.8
Performance-based RSUs	1.5	0.6	3.0	0.8
Time-based RSUs	0.7	0.7	1.2	1.4
Director share awards	1.0	0.4	1.0	0.4

Total	$3.7	$2.1	$6.1	$3.4

As of July 4, 2015, the unrecognized share-based compensation expense and years we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of July 4, 2015	Weighted average years expected to recognize compensation

Stock options	$3.8	2.1
Performance-based RSUs	9.7	2.4
Time-based RSUs	3.6	1.8

Total	$17.1

Stock option activity for the six months ended July 4, 2015 was as follows:

	Shares (in thousands)	Weighted average exercise price
Balance at January 3, 2015	1,221	7.77
Awarded	685	9.22
Exercised	(19)	6.58

Outstanding at July 4, 2015	1,886	$8.31

Exercisable at July 4, 2015	391	$6.12

During the six months ended July 4, 2015, Performance-based RSU and Time-based RSU activity was as follows:

	Number of Performance- based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value

Balance at January 3, 2015	1,782	$7.01	664	$8.63
Awarded	320	9.22	212	9.22
Awarded in connection with modification	55	7.90	—	—
Issued	(255)	6.87	—	—
Forfeited	(5)	8.52	(21)	8.51

Outstanding at July 4, 2015	1,897	$7.42	855	$8.78

Certain outstanding stock options were granted under the Option Plan, which was subsequently terminated in 2011. In connection with the termination of the Option Plan, outstanding options will continue in accordance with the terms of the Option Plan until exercised, forfeited or terminated, as applicable.

Note 6—Income Taxes

Income tax benefit was $10.5 million on pre-tax income of $6.6 million for the six months ended July 4, 2015, as compared to an income tax expense of $2.0 million on pre-tax loss of $5.2 million for the six months ended June 28, 2014.

With the release of our federal tax valuation allowance in the United States during the fourth quarter of 2014, we are now able to realize tax benefits generated in the United States. As we have significant global permanent book to tax differences that exceed our estimated income before taxes on an annual basis, small changes in our estimated income before taxes can cause material fluctuations in our estimated effective tax rate on a quarterly basis. We have therefore calculated our income tax provision for the six months ended July 4, 2015 on a discrete basis rather than using the estimated annual effective tax rate for the year, in accordance with ASC 740.

Note 7—Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributed to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributed to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, Time-based RSUs and Convertible Preferred Shares during the periods presented. The dilutive effect of the Convertible Preferred Shares was calculated using the if-converted method. In applying the if-converted method, the Convertible Preferred Shares are assumed to have been converted at the beginning of the period (or at the time of issuance, if later). Set forth below is a reconciliation of the numerator and denominator for the diluted earnings per common share computations for the periods indicated:

Numerator

		For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)		July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income (loss) attributed to Cott Corporation		$2.2	$(5.9)	$(3.8)	$(10.0)
Plus:
Accumulated dividends on convertible preferred shares	[1]	—	—	—	—
Foreign exchange impact on redemption of convertible preferred shares	[1]	—	—	—	—

Diluted net income (loss) attributed to Cott Corporation		$2.2	$(5.9)	$(3.8)	$(10.0)

Denominator

		For the Three Months Ended		For the Six Months Ended
(in thousands)		July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Weighted average number of shares outstanding - basic		99,573	94,234	96,384	94,276
Dilutive effect of stock options		176	—	—	—
Dilutive effect of Performance-based RSUs	[2]	—	—	—	—
Dilutive effect of Time-based RSUs		416	—	—	—
Dilutive effect of Convertible Preferred Shares	[1]	—	—	—	—

Adjusted weighted average number of shares outstanding - diluted		100,165	94,234	96,384	94,276

1.	For the three months ended July 4, 2015, we excluded the impact of the Convertible Preferred Shares from the computation of diluted net income per share as the Convertible Preferred Shares were anti-dilutive for purposes of calculating diluted net income per share as a result of the addition of the accumulated dividends and foreign exchange impact on redemption to net income per common share attributable to Cott Corporation to the numerator and the addition of 12,761,261 incremental common shares assumed outstanding applying the if-converted method to the denominator in such calculation.
2.	For the three months ended July 4, 2015, we excluded the outstanding Performance-based RSUs from the computation of diluted net income per share as the performance conditions would not have been satisfied assuming July 4, 2015 was the end of the performance measurement period.

At July 4, 2015, we excluded 991,259 (June 28, 2014—832,951) stock options from the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the common shares. In addition, we excluded the impact of the remaining stock options, Performance-based RSUs, Time-based RSUs and Convertible Preferred Shares from the computation of diluted net loss per share as they were considered anti-dilutive for purposes of calculating loss per share for the six months ended July 4, 2015 and the three and six months ended June 28, 2014.

Note 8—Segment Reporting

Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, purified, spring, artesian, distilled and fluoridated bottled water, energy drinks and shots, sports products, new age beverages, ready-to-drink teas and alcoholic beverages, beverage concentrates, liquid enhancers and freezeables, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals. In addition, Cott is now a national direct-to-consumer provider of bottled water, office coffee and water filtration services offering a comprehensive portfolio of beverage products, equipment and supplies to approximately 1.5 million customer locations through its network of over 180 warehouse, branch and distribution facilities and daily operation of over 2,200 routes. During the six months ended June 28, 2014, our business operated through three reporting segments—North America, U.K., and All Other (which includes our Mexico operating segment, our Royal Crown International (“RCI”) operating segment and other miscellaneous expenses). Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. In December 2014, we added a fourth reporting segment, DSS, in connection with the DSS Acquisition.

(in millions of U.S. dollars)		North America	DSS	U.K.	All Other	Corporate	Elimination	Total
For the Three Months Ended July 4, 2015
Revenue, net	[1]	$359.0	$257.0	$153.8	$16.4	$—	(6.4)	$779.8
Depreciation and amortization		20.6	31.8	5.4	0.4	—	—	58.2
Operating income (loss)		18.3	13.2	14.6	3.7	(3.7)	—	46.1
Additions to property, plant and equipment		4.5	20.4	4.5	0.5	—	—	29.9

For the Six Months Ended July 4, 2015
Revenue, net	[1]	$687.7	497.3	286.0	29.4	—	(10.8)	$1,489.6
Depreciation and amortization		41.9	62.0	10.9	0.8	—	—	115.6
Operating income (loss)		25.5	11.7	18.5	5.3	(8.2)	—	52.8
Additions to property, plant and equipment		11.7	38.8	6.2	0.5	—	—	57.2

As of July 4, 2015
Property, plant and equipment		303.0	401.4	109.1	6.7	—	—	820.2
Goodwill		122.1	563.0	59.3	4.5	—	—	748.9
Intangibles and other assets		253.1	400.8	95.9	0.1	—	—	749.9
Total assets	[2]	1,037.2	1,554.2	450.9	31.2	—	—	3,073.5

1.	Intersegment revenue between North America and the other reporting segments was $6.4 million and $10.8 million for the three and six months ended July 4, 2015, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)		North America	DSS	U.K.	All Other	Corporate	Elimination	Total

For the Three Months Ended June 28, 2014
Revenue, net	[1]	$379.3	$—	$157.7	$18.3	$—	(6.1)	$549.2
Depreciation and amortization		20.4	—	4.9	0.5	—	—	25.8
Operating income (loss)		15.3	—	10.7	3.1	(2.9)	—	26.2
Additions to property, plant and equipment		7.2	—	4.6	—	—	—	11.8

For the Six Months Ended June 28, 2014
Revenue, net	[1]	$730.1	$—	$273.3	$33.1	$—	(12.2)	$1,024.3
Depreciation and amortization		41.1	—	8.9	0.9	—	—	50.9
Operating income (loss)		17.8	—	12.9	5.6	(5.8)	—	30.5
Additions to property, plant and equipment		13.0	—	7.6	—	—	—	20.6

As of January 3, 2015
Property, plant and equipment		331.9	415.4	109.9	7.3	—	—	864.5
Goodwill		123.7	556.9	58.5	4.5	—	—	743.6
Intangibles and other assets		266.8	415.5	99.2	0.2	—	—	781.7
Total assets	[2]	1,077.7	1,572.8	426.8	30.4	—	—	3,107.7

1.	Intersegment revenue between North America and the other reporting segments was $6.1 million and $12.2 million for the three and six months ended June 28, 2014, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

For the six months ended July 4, 2015, sales to Walmart accounted for 18.3% (June 28, 2014—27.0%) of our total revenue, 32.7% of our North America reporting segment revenue (June 28, 2014—32.8%), 12.0% of our U.K. reporting segment revenue (June 28, 2014—13.4%), 3.4% of our All Other reporting segment revenue (June 28, 2014—2.2%), and 2.2% of our DSS reporting segment revenue.

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

Revenues for our DSS reporting segment from sales to external customers were generated exclusively in the United States. In our other reporting segments, revenues attributed to external customers located outside of Canada are displayed separately within the U.K. and All Other reporting segments above, with the exception of revenues attributed to external customers located in the United States, which are reported within the North America reporting segment. Revenues generated from sales to external customers in the United States for the North America reporting segment were as follows:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
United States	$311.1	$327.9	$608.3	$638.7

Total	$311.1	$327.9	$608.3	$638.7

Revenues are attributed to reporting segments based on the location of the customer. Revenues by channel by reporting segment were as follows:

For the Three Months Ended July 4, 2015
(in millions of U.S. dollars)	North America	DSS	U.K.	All Other	Elimination	Total
Revenue
Private label retail	$289.7	$17.2	$71.8	$1.7	(0.7)	$379.7
Branded retail	30.8	20.6	48.5	1.3	(0.5)	100.7
Contract packaging	31.3	—	30.9	6.8	(1.6)	67.4
Home and office bottled water delivery	—	164.8	—	—	—	164.8
Office coffee services	—	29.7	—	—	—	29.7
Other	7.2	24.7	2.6	6.6	(3.6)	37.5

Total	$359.0	$257.0	$153.8	$16.4	$(6.4)	$779.8

For the Six Months Ended July 4, 2015
(in millions of U.S. dollars)	North America	DSS	U.K.	All Other	Elimination	Total
Revenue
Private label retail	$557.4	$32.7	$132.7	$2.8	(1.2)	$724.4
Branded retail	57.9	40.3	89.3	2.4	(0.9)	189.0
Contract packaging	56.9	—	59.3	10.7	(1.6)	125.3
Home and office bottled water delivery	—	314.4	—	—	—	314.4
Office coffee services	—	61.7	—	—	—	61.7
Other	15.5	48.2	4.7	13.5	(7.1)	74.8

Total	$687.7	$497.3	$286.0	$29.4	$(10.8)	$1,489.6

For the Three Months Ended June 28, 2014
(in millions of U.S. dollars)	North America	U.K.	All Other	Elimination	Total
Revenue
Private label retail	$313.9	$79.0	$1.8	$(0.3)	$394.4
Branded retail	27.9	48.3	1.1	(0.5)	76.8
Contract packaging	28.4	29.3	7.7	(1.9)	63.5
Home and office bottled water delivery	—	—	—	—	—
Office coffee services	—	—	—	—	—
Other	9.1	1.1	7.7	(3.4)	14.5

Total	$379.3	$157.7	$18.3	$(6.1)	$549.2

For the Six Months Ended June 28, 2014
(in millions of U.S. dollars)	North America	U.K.	All Other	Elimination	Total
Revenue
Private label retail	$613.6	$142.5	$2.7	$(0.4)	$758.4
Branded retail	53.0	79.7	2.3	(0.9)	134.1
Contract packaging	48.3	49.4	14.5	(4.8)	107.4
Home and office bottled water delivery	—	—	—	—	—
Office coffee services	—	—	—	—	—
Other	15.2	1.7	13.6	(6.1)	24.4

Total	$730.1	$273.3	$33.1	$(12.2)	$1,024.3

Property, plant and equipment, net by geographic area as of July 4, 2015 and January 3, 2015 were as follows:

(in millions of U.S. dollars)	July 4, 2015	January 3, 2015
North America	$704.4	$747.3
U.K.	109.1	109.9
All Other	6.7	7.3

Total	$820.2	$864.5

Note 9—Inventories

The following table summarizes inventories as of July 4, 2015 and January 3, 2015:

(in millions of U.S. dollars)		July 4, 2015	January 3, 2015
Raw materials		$100.4	$105.8
Finished goods	[1]	132.3	118.4
Resale items		13.6	17.4
Other		20.4	20.8

Total		$266.7	$262.4

1.	Recently acquired DSS finished goods inventory of $8.9 million were reclassified to property, plant and equipment, net as of January 3, 2015 (see Note 1 to the Consolidated Financial Statements) to be consistent with Cott’s accounting treatment.

Note 10—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of July 4, 2015:

		July 4, 2015
(in millions of U.S. dollars)		Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights	[1]	$45.0	—	$45.0
DSS Trademarks		183.1	—	183.1

Total intangibles not subject to amortization		228.1	—	228.1
Subject to amortization
Customer relationships		648.0	(206.6)	441.4
Trademarks		33.5	(27.8)	5.7
Information technology		52.7	(27.4)	25.3
Other		7.7	(4.1)	3.6

Total intangibles subject to amortization		741.9	(265.9)	476.0

Total intangibles		970.0	(265.9)	704.1

Other assets
Financing costs		37.9	(11.0)	26.9
Deposits		9.1	—	9.1
Other		11.3	(1.5)	9.8

Total other assets		58.3	(12.5)	45.8

Total intangibles and other assets		$1,028.3	$(278.4)	$749.9

1.	Relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico.

Amortization expense of intangibles and other assets was $19.6 million and $38.8 million for the three and six months ended July 4, 2015, respectively, compared to $8.8 million and $17.2 million for the comparable prior year periods.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2015	$36.2
2016	67.0
2017	58.7
2018	52.3
2019	44.4
Thereafter	217.4

Total	$476.0

Note 11—Debt

Our total debt as of July 4, 2015 and January 3, 2015 was as follows:

(in millions of U.S. dollars)		July 4, 2015	January 3, 2015
6.750% senior notes due in 2020	[1]	$625.0	$625.0
10.000% senior notes due in 2021		392.8	405.6
5.375% senior notes due in 2022		525.0	525.0
ABL facility		198.2	229.0
GE Term Loan		7.3	8.2
Capital leases and other debt financing		4.0	5.2

Total debt		1,752.3	1,798.0
Less: Short-term borrowings and current debt:
ABL facility		198.2	229.0

Total short-term borrowings		198.2	229.0
GE Term Loan - current maturities		2.0	2.0
Capital leases and other financing - current maturities		1.9	2.0

Total current debt		202.1	233.0

Total long-term debt		$1,550.2	$1,565.0

1.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The effective interest rate is 7.515%.

Asset-Based Lending Facility

In March 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an asset-based lending credit facility (the “ABL facility”) to provide financing for our North America, U.K. and Mexico operations. We have amended and refinanced the ABL facility from time to time and incurred financing fees in connection therewith, an aggregate of $9.0 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.

On December 12, 2014, in connection with the DSS Acquisition, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $400.0 million (which, with the accordion feature, if used, permits us to increase the lenders’ commitments under the ABL facility to $450.0 million, subject to certain conditions), (2) extend the maturity date to the earliest of (i) December 12, 2019, (ii) June 12, 2019, if we have not redeemed, repurchased or refinanced the 2020 Notes by May 28, 2019, or (iii) any earlier date on which the commitments under the ABL facility are reduced to zero or otherwise terminated, (3) include DSS and its subsidiaries as borrowers, (4) permit certain adjustments to the borrowing base calculation, (5) permit the debt, liens and intercreditor arrangements contemplated by the supplemental indenture entered into in connection with the DSS Notes, (6) permit certain other indebtedness that we intend to issue or assume in connection with the DSS Acquisition, and (7) permit certain other changes to dollar thresholds and limitations within our covenants generally reflecting the increased size of the facility. We incurred approximately $1.7 million of financing fees in connection with the amendment of the ABL facility.

On May 26, 2015, we amended the ABL facility to, among other things, (1) increase the maximum annual amount of Preferred Shares that may be redeemed in order to facilitate the redemption in full of the Preferred Shares that was completed in June 2015, (2) modify the sale-leaseback covenant to allow for the inclusion of properties that have been owned by certain subsidiaries of the Company for more than 180 days, and (3) make miscellaneous other technical changes.

As of July 4, 2015, we had $198.2 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $41.4 million of letters of credit, was $160.4 million as of July 4, 2015. As of July 4, 2015, our total availability under the ABL facility was $386.9 million, which was based on our borrowing base (accounts receivable, inventory, and fixed assets). As a result of our outstanding borrowings under the ABL facility of $198.2 million and outstanding letters of credit of $41.4 million, our excess availability under the ABL facility was $147.3 million.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of the 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. The issuer of the notes is our wholly-owned U.S. subsidiary Cott Beverages Inc. (“CBI”), and we and most of our U.S., Canadian and U.K. subsidiaries guarantee our obligations under them. The interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2015. On May 13, 2015, we exchanged the notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2022 Notes”).

We incurred $9.6 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

10.000% Senior Notes due in 2021

On August 30, 2013, DS Services of America, Inc. (formerly DS Waters of America, Inc.) issued $350.0 million of notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. In July 2014, the notes were exchanged for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “DSS Notes”). In November 2014, DSS solicited consent from the holders of the DSS Notes to certain modifications and amendments to the August 30, 2013 indenture and related security documents. On December 2, 2014, the requisite consents from the holders of the DSS Notes were obtained, with a consent payment of approximately $19.2 million. At the DSS Acquisition closing, we and most of our U.S., Canadian and U.K. subsidiaries executed a supplemental indenture to be added as guarantors to the DSS Notes. The interest on the DSS Notes is payable semi-annually on March 1st and September 1st of each year.

The DSS Notes were recorded at their fair value of $406.0 million as part of the DSS Acquisition. The difference between the fair value and the principal amount of $350.0 million is amortized as a component of interest expense over the remaining contractual term of the DSS Notes. In connection with the DSS Acquisition, we arranged for backstop bridge financing that was not ultimately necessary to utilize to close the transaction. The aggregate amount of fees for the DSS Notes consent solicitation and bridge financing commitment was approximately $26.5 million.

6.750% Senior Notes due in 2020

On December 12, 2014, we issued the 2020 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The issuer of the 2020 Notes is CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the 2020 Notes. The interest on the 2020 Notes is payable semi-annually on January 1st and July 1st of each year commencing on July 1, 2015.

We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes. The financing fees are being amortized using the effective interest method over a five-year period, which represents the term to maturity of the 2020 Notes.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million aggregate principal amount of our 8.125% senior notes due 2018 (the “2018 Notes”). The issuer of the 2018 Notes was CBI. We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes.

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

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of our 8.375% senior notes due 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount. The issuer of the 2017 Notes was CBI. We incurred $5.1 million of financing fees in connection with the 2017 Notes.

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

Note 12—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component1 for the six months ended July 4, 2015 were as follows:

	July 4, 2015
(in millions of U.S. dollars)	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total

Beginning balance January 3, 2015	$0.2	$(12.4)	$(38.8)	$(51.0)

OCI before reclassifications	(2.6)	—	(1.3)	(3.9)
Amounts reclassified from AOCI	(0.2)	0.5	—	0.3

Net current-period OCI	(2.8)	0.5	(1.3)	(3.6)

Ending balance July 4, 2015	$(2.6)	$(11.9)	$(40.1)	$(54.6)

1.	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI1 for the three and six months ended July 4, 2015 and June 28, 2014, respectively.

(in millions of U.S. dollars)		For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components		July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Gains and losses on derivative instruments
Foreign currency and commodity hedges		$(0.1)	$0.1	$0.2	$0.2	Cost of sales

		$(0.1)	$0.1	$0.2	$0.2	Total before taxes
		0.1	—	—	—	Tax (expense) or benefit

		$—	$0.1	$0.2	$0.2	Net of tax

Amortization of pension benefit plan items
Prior service costs	[2]	$(0.4)	$(0.2)	$(0.5)	$(0.2)

		(0.4)	(0.2)	(0.5)	(0.2)	Total before taxes
		—	—	—	—	Tax (expense) or benefit

		$(0.4)	$(0.2)	$(0.5)	$(0.2)	Net of tax

Total reclassifications for the period		$(0.4)	$(0.1)	$(0.3)	$—	Net of tax

1.	Amounts in parentheses indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 13—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $41.4 million in standby letters of credit outstanding as of July 4, 2015 (June 28, 2014 - $6.9 million).

In March 2014, we had a favorable legal settlement in the amount of $3.5 million, of which $3.0 million was collected in April 2014 and the remaining $0.5 million was collected in December 2014.

In May 2014, we completed the Aimia Acquisition, which included deferred consideration of £19.9 million ($33.5 million), which was paid by us on September 15, 2014 and aggregate contingent consideration of up to £16.0 million ($25.0 million at exchange rates in effect on July 4, 2015), which is payable upon achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016.

In June 2013, our U.K. reporting segment acquired 100% of the share capital of Cooke Bros. Holdings Limited. The terms of the transaction included the payment of deferred consideration, the final payment of which (approximately $2.5 million) was paid during the quarter.

Note 14—Preferred Shares

As a portion of the consideration in the DSS Acquisition, we issued to certain former security holders of DSS approximately $116.1 million of Convertible Preferred Shares and approximately $32.7 million of Non-Convertible Preferred Shares, which shares were redeemable at our option. As of June 11, 2015, the outstanding Preferred Shares were redeemed in full, which resulted in an aggregate cash payment of $151.3 million, which included accrued and unpaid dividends of $2.5 million. The aggregate cash payment was funded primarily through the issuance of common share equity, which generated cash proceeds, net of related issuance expenses and broker commissions of approximately $142.5 million. The difference in the U.S. dollar and Canadian dollar exchange rates at issuance of the Preferred Shares compared to those exchanges rates in effect at redemption, resulted in an adjustment to retained earnings upon redemption of approximately $12.0 million.

Note 15—Share Repurchase Program

On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2014. In connection with the DSS Acquisition, we suspended our share repurchase program during the fourth quarter of 2014 and we made no additional repurchases of our common shares under the share repurchase program prior to its expiration on May 21, 2015.

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (see Note 17 to the Consolidated Financial Statements). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are over-the-counter instruments with liquid markets.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended July 4, 2015 or June 28, 2014, respectively. These foreign exchange contracts typically have maturities of less than eighteen months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $19.7 million and $22.5 million as of July 4, 2015 and January 3, 2015, respectively. Approximately $1.0 million of unrealized net of tax gains and $0.2 million of unrealized net of tax losses related to the foreign currency cash flow hedges were included in AOCI as of July 4, 2015 and June 28, 2014, respectively. The hedge ineffectiveness for these cash flow hedging instruments was not material during the periods presented.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $55.6 million and $55.4 million as of July 4, 2015 and January 3, 2015, respectively. Approximately $3.8 million and $0.4 million of unrealized net of tax losses related to the commodity swaps were included in AOCI as of July 4, 2015 and June 28, 2014, respectively. The cumulative hedge ineffectiveness for these hedging instruments was not material for the six months ended July 4, 2015 and June 28, 2014, respectively.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was $1.4 million and $1.2 million as of July 4, 2015 and January 3, 2015, respectively. The fair value of the Company’s derivative liabilities included in accrued liabilities was $5.8 million and $2.3 million as of July 4, 2015 and January 3, 2015, respectively. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	July 4, 2015		January 3, 2015
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Foreign currency hedge	$1.4	$—	$1.0	$—
Aluminum swaps	—	(5.8)	0.2	(2.3)

	$1.4	$(5.8)	$1.2	$(2.3)

Aluminum swaps subject to enforceable master netting arrangements are presented on a net basis in the reconciliation above. The fair value of the aluminum swap assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	July 4, 2015		January 3, 2015
	Assets	Liabilities	Assets	Liabilities
Aluminum swap assets	$—	$—	$0.2	$0.2
Aluminum swap liabilities	—	(5.8)	—	(2.5)

Net asset (liability)	$—	$(5.8)	$0.2	$(2.3)

The settlement of our derivative instruments resulted in a credit to cost of sales of nil and $0.2 million for the three and six months ended July 4, 2015, respectively, compared with $0.1 million and $0.2 million for the comparable prior year periods.

Note 17—Fair Value Measurements

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

Our derivative assets represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets as of July 4, 2015 and January 3, 2015 was $1.4 million and $1.2 million, respectively. The fair value for the derivative liabilities as of July 4, 2015 and January 3, 2015 was $5.8 million and $2.3 million, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of July 4, 2015 and January 3, 2015 were as follows:

		July 4, 2015		January 3, 2015
(in millions of U.S. dollars)		Carrying Value	Fair Value	Carrying Value	Fair Value
6.750% senior notes due in 2020	[1]	625.0	651.6	625.0	630.1
10.000% senior notes due in 2021	[1,2]	392.8	409.5	405.6	403.4
5.375% senior notes due in 2022	[1]	525.0	509.3	525.0	481.7

Total		$1,542.8	$1,570.4	$1,555.6	$1,515.2

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.
2.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.

Fair Value of contingent consideration

We estimated the fair value of the contingent consideration related to the Aimia Acquisition based on financial projections of the acquired business and estimated probabilities of achievement of certain EBITDA targets. The fair value was based on significant inputs not observable in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The acquisition date fair value of the contingent consideration was determined to be £10.9 million ($17.0 million at exchange rates in effect on July 4, 2015) using a present valued probability-weighted income approach. For the six months ended July 4, 2015, we recorded a fair value adjustment of £0.4 million ($0.6 million at exchange rates in effect on July 4, 2015) to the contingent consideration based on review of the key assumptions used to calculate the fair value at the acquisition date. The change in the fair value adjustment of the contingent consideration was recognized in other expense (income), net in the Consolidated Statement of Operations. The maximum potential payout is £16.0 million ($25.0 million at exchange rates in effect on July 4, 2015) on an undiscounted basis.

Note 18—Guarantor Subsidiaries

The DSS Notes assumed as part of the DSS Acquisition are guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other 100% owned direct and indirect subsidiaries (the “DSS Guarantor Subsidiaries”). DSS and each DSS Guarantor Subsidiary is 100% owned by Cott Corporation. The guarantees of the DSS Notes by Cott Corporation and the DSS Guarantor Subsidiaries are full and unconditional, and all such guarantees are joint and several. The guarantees of the DSS Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

We have not presented separate financial statements and separate disclosures have not been provided concerning DSS Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with Securities and Exchange Commission (“SEC”) interpretations governing reporting of subsidiary financial information.

The following supplemental financial information sets forth on a consolidating basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, DSS, DSS Guarantor Subsidiaries and our other non-guarantor subsidiaries (the “DSS Non-Guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of DSS in their respective subsidiaries using the equity method of accounting.

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 4, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$46.9	$257.0	$457.5	$38.3	$(19.9)	$779.8
Cost of sales	38.4	100.8	389.0	30.9	(19.9)	539.2

Gross profit	8.5	156.2	68.5	7.4	—	240.6
Selling, general and administrative expenses	4.9	139.1	43.2	3.0	—	190.2
Loss (gain) on disposal of property, plant & equipment	—	0.9	(0.7)	—	—	0.2
Acquisition and integration expenses	—	3.1	1.0	—	—	4.1

Operating income	3.6	13.1	25.0	4.4	—	46.1
Other expense (income), net	0.7	(0.2)	0.6	(0.1)	—	1.0
Intercompany interest (income) expense, net	(1.9)	11.0	(9.1)	—	—	—
Interest expense, net	—	7.5	20.4	—	—	27.9

Income (loss) before income tax expense (benefit) and equity income	4.8	(5.2)	13.1	4.5	—	17.2
Income tax expense (benefit)	1.8	(1.8)	(1.2)	0.1	—	(1.1)
Equity income	13.6	—	1.6	—	(15.2)	—

Net income (loss)	$16.6	$(3.4)	$15.9	$4.4	$(15.2)	$18.3
Less: Net income attributable to non-controlling interests	—	—	—	1.7	—	1.7
Less: Accumulated dividends on convertible preferred shares	1.8	—	—	—	—	1.8
Less: Accumulated dividends on non-convertible preferred shares	0.6	—	—	—	—	0.6
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—	12.0

Net income (loss) attributed to Cott Corporation	$2.2	$(3.4)	$15.9	$2.7	$(15.2)	$2.2

Comprehensive income (loss) attributed to Cott Corporation	$24.4	$(3.4)	$59.3	$4.2	$(60.1)	$24.4

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 4, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$76.9	$497.3	$875.8	$69.7	$(30.1)	$1,489.6
Cost of sales	65.4	201.2	754.4	56.8	(30.1)	1,047.7

Gross profit	11.5	296.1	121.4	12.9	—	441.9
Selling, general and administrative expenses	10.4	276.3	85.9	6.1	—	378.7
Loss (gain) on disposal of property, plant & equipment	—	2.0	(0.4)	—	—	1.6
Acquisition and integration expenses	—	6.1	2.7	—	—	8.8

Operating income	1.1	11.7	33.2	6.8	—	52.8
Other (income) expense, net	(9.8)	(0.4)	0.8	—	—	(9.4)
Intercompany interest (income) expense, net	(4.9)	21.9	(17.0)	—	—	—
Interest expense, net	0.1	14.8	40.7	—	—	55.6

Income (loss) before income tax expense (benefit) and equity income	15.7	(24.6)	8.7	6.8	—	6.6
Income tax expense (benefit)	3.0	(9.0)	(4.7)	0.2	—	(10.5)
Equity income	1.4	—	3.0	—	(4.4)	—

Net income (loss)	$14.1	$(15.6)	$16.4	$6.6	$(4.4)	$17.1
Less: Net income attributable to non-controlling interests	—	—	—	3.0	—	3.0
Less: Accumulated dividends on convertible preferred shares	4.5	—	—	—	—	4.5
Less: Accumulated dividends on non-convertible preferred shares	1.4	—	—	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—	12.0

Net (loss) income attributed to Cott Corporation	$(3.8)	$(15.6)	$16.4	$3.6	$(4.4)	$(3.8)

Comprehensive (loss) income attributed to Cott Corporation	$(7.4)	$(15.6)	$43.5	$4.8	$(32.7)	$(7.4)

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 28, 2014
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$49.5	$—	$476.7	$36.0	$(13.0)	$549.2
Cost of sales	41.0	—	412.3	29.9	(13.0)	470.2

Gross profit	8.5	—	64.4	6.1	—	79.0
Selling, general and administrative expenses	6.3	—	41.3	3.1	—	50.7
Gain on disposal of property, plant & equipment	—	—	(0.1)	—	—	(0.1)
Restructuring	0.1	—	—	—	—	0.1
Asset impairments	—	—	0.3	—	—	0.3
Acquisition and integration expenses	—	—	1.8	—	—	1.8

Operating income	2.1	—	21.1	3.0	—	26.2
Other (income) expense, net	(9.5)	—	29.3	—	—	19.8
Interest expense, net	—	—	8.4	—	—	8.4

Income (loss) before income tax (benefit) expense and equity (loss) income	11.6	—	(16.6)	3.0	—	(2.0)
Income tax (benefit) expense	(0.4)	—	2.9	—	—	2.5
Equity (loss) income	(17.9)	—	8.2	—	9.7	—

Net (loss) income	$(5.9)	$—	$(11.3)	$3.0	$9.7	$(4.5)
Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss) income attributed to Cott Corporation	$(5.9)	$—	$(11.3)	$1.6	$9.7	$(5.9)

Comprehensive income attributed to Cott Corporation	$2.5	$—	$26.6	$0.9	$(27.5)	$2.5

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 28, 2014
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$86.7	—	894.1	68.3	(24.8)	$1,024.3
Cost of sales	75.2	—	782.2	56.5	(24.8)	889.1

Gross profit	11.5	—	111.9	11.8	—	135.2
Selling, general and administrative expenses	12.8	—	78.6	6.2	—	97.6
Restructuring	2.0	—	0.3	—	—	2.3
Asset impairments	0.9	—	1.0	—	—	1.9
Acquisition and integration expenses	—	—	2.9	—	—	2.9

Operating (loss) income	(4.2)	—	29.1	5.6	—	30.5
Other (income) expense, net	(9.3)	—	26.7	0.1	—	17.5
Interest expense, net	0.1	—	18.1	—	—	18.2

Income (loss) before income tax (benefit) expense and equity (loss) income	5.0	—	(15.7)	5.5	—	(5.2)
Income tax (benefit) expense	(1.4)	—	3.3	0.1	—	2.0
Equity (loss) income	(16.4)	—	2.7	—	13.7	—

Net (loss) income	$(10.0)	$—	$(16.3)	$5.4	$13.7	$(7.2)
Less: Net income attributable to non-controlling interests	—	—	—	2.8	—	2.8
Net (loss) income attributed to Cott Corporation	$(10.0)	$—	$(16.3)	$2.6	$13.7	$(10.0)

Comprehensive (loss) income attributed to Cott Corporation	$(3.3)	$—	$39.7	$1.8	$(41.5)	$(3.3)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of July 4, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$13.8	$28.6	$30.8	$5.8	$—	$79.0
Accounts receivable, net of allowance	22.3	135.3	248.9	16.2	(56.1)	366.6
Income taxes recoverable	—	0.6	0.7	—	—	1.3
Inventories	15.2	28.9	215.7	6.9	—	266.7
Prepaid expenses and other assets	3.1	10.8	25.4	0.2	—	39.5

Total current assets	54.4	204.2	521.5	29.1	(56.1)	753.1
Property, plant & equipment, net	33.6	401.4	378.0	7.2	—	820.2
Goodwill	21.8	563.0	164.1	—	—	748.9
Intangibles and other assets, net	0.7	400.8	343.7	4.7	—	749.9
Deferred income taxes	1.2	—	—	0.1	—	1.3
Other tax receivable	0.1	—	—	—	—	0.1
Due from affiliates	33.1	—	544.5	—	(577.6)	—
Investments in subsidiaries	577.3	—	49.4	—	(626.7)	—

Total assets	$722.2	$1,569.4	$2,001.2	$41.1	$(1,260.4)	$3,073.5

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$198.2	$—	$—	$198.2
Current maturities of long-term debt	—	—	3.1	0.8	—	3.9
Accounts payable and accrued liabilities	49.9	150.3	298.4	11.4	(56.1)	453.9

Total current liabilities	49.9	150.3	499.7	12.2	(56.1)	656.0
Long-term debt	—	392.8	1,157.2	0.2	—	1,550.2
Deferred income taxes	—	113.4	(11.6)	—	—	101.8
Other long-term liabilities	0.5	32.3	54.4	1.3	—	88.5
Due to affiliates	1.2	543.3	2.1	31.0	(577.6)	—

Total liabilities	51.6	1,232.1	1,701.8	44.7	(633.7)	2,396.5
Equity
Capital stock, no par	532.1	355.6	981.7	39.1	(1,376.4)	532.1
Additional paid-in-capital	50.9	—	—	—	—	50.9
Retained earnings (deficit)	142.2	(18.4)	(704.7)	(55.5)	778.6	142.2
Accumulated other comprehensive (loss) income	(54.6)	0.1	22.4	6.4	(28.9)	(54.6)

Total Cott Corporation equity	670.6	337.3	299.4	(10.0)	(626.7)	670.6
Non-controlling interests	—	—	—	6.4	—	6.4

Total equity	670.6	337.3	299.4	(3.6)	(626.7)	677.0

Total liabilities and equity	$722.2	$1,569.4	$2,001.2	$41.1	$(1,260.4)	$3,073.5

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 3, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$6.2	$34.4	$38.2	$7.4	$—	$86.2
Accounts receivable, net of allowance	16.2	105.4	358.8	12.2	(186.9)	305.7
Income taxes recoverable	—	0.6	0.6	0.4	—	1.6
Inventories	12.4	34.2	210.3	5.5	—	262.4
Prepaid expenses and other assets	3.2	10.3	45.4	0.4	—	59.3

Total current assets	38.0	184.9	653.3	25.9	(186.9)	715.2
Property, plant & equipment, net	38.2	415.5	403.0	7.8	—	864.5
Goodwill	23.4	556.9	163.3	—	—	743.6
Intangibles and other assets, net	0.7	415.6	358.7	6.7	—	781.7
Deferred income taxes	2.5	—	—	—	—	2.5
Other tax receivable	0.1	—	0.1	—	—	0.2
Due from affiliates	183.8	—	403.0	0.1	(586.9)	—
Investments in subsidiaries	436.3	—	973.1	—	(1,409.4)	—

Total assets	$723.0	$1,572.9	$2,954.5	$40.5	$(2,183.2)	$3,107.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$229.0	$—	$—	$229.0
Current maturities of long-term debt	0.1	—	3.0	0.9	—	4.0
Accounts payable and accrued liabilities	30.4	106.8	461.9	8.1	(186.9)	420.3

Total current liabilities	30.5	106.8	693.9	9.0	(186.9)	653.3
Long-term debt	—	405.6	1,158.8	0.6	—	1,565.0
Deferred income taxes	—	129.3	(9.4)	—	—	119.9
Other long-term liabilities	0.4	29.6	40.5	1.3	—	71.8
Due to affiliates	1.3	548.8	3.9	32.9	(586.9)	—

Total liabilities	32.2	1,220.1	1,887.7	43.8	(773.8)	2,410.0
Convertible preferred shares	116.1	—	—	—	—	116.1
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Capital stock, no par	388.3	355.5	1,766.0	39.7	(2,161.2)	388.3
Additional paid-in-capital	46.6	—	—	—	—	46.6
Retained earnings (deficit)	158.1	(2.8)	(694.5)	(55.1)	752.4	158.1
Accumulated other comprehensive (loss) income	(51.0)	0.1	(4.7)	5.2	(0.6)	(51.0)

Total Cott Corporation equity	542.0	352.8	1,066.8	(10.2)	(1,409.4)	542.0
Non-controlling interests	—	—	—	6.9	—	6.9

Total equity	542.0	352.8	1,066.8	(3.3)	(1,409.4)	548.9

Total liabilities, preferred shares and equity	$723.0	$1,572.9	$2,954.5	$40.5	$(2,183.2)	$3,107.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 4, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income (loss)	$16.6	$(3.4)	$15.9	$4.4	$(15.2)	$18.3
Depreciation & amortization	1.2	31.8	23.8	1.4	—	58.2
Amortization of financing fees	—	—	1.1	—	—	1.1
Amortization of senior notes premium	—	(1.4)	—	—	—	(1.4)
Share-based compensation expense	1.1	0.5	2.0	0.1	—	3.7
Increase (decrease) in deferred income taxes	0.7	(4.9)	(0.9)	(0.1)	—	(5.2)
Loss (gain) on disposal of property, plant & equipment	—	0.9	(0.7)	—	—	0.2
Equity income, net of distributions	(13.6)	—	(1.6)	—	15.2	—
Intercompany dividends	2.2	—	10.0	—	(12.2)	—
Other non-cash items	(6.8)	—	0.5	—	—	(6.3)
Net change in operating assets and liabilities, net of acquisition	27.9	(2.9)	(25.6)	7.7	—	7.1

Net cash provided by operating activities	29.3	20.6	24.5	13.5	(12.2)	75.7

Investing Activities
Acquisition, net of cash received	—	(0.5)	—	—	—	(0.5)
Additions to property, plant & equipment	(0.2)	(20.4)	(8.9)	(0.4)	—	(29.9)
Additions to intangibles and other assets	—	(0.1)	—	—	—	(0.1)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	14.2	25.9	—	—	40.1

Net cash (used in) provided by investing activities	(0.2)	(6.8)	17.0	(0.4)	—	9.6

Financing Activities
Payments of long-term debt	—	—	(0.9)	(0.2)	—	(1.1)
Borrowings under ABL	—	—	654.1	—	—	654.1
Payments under ABL	—	—	(674.4)	—	—	(674.4)
Distributions to non-controlling interests	—	—	—	(1.6)	—	(1.6)
Issuance of common shares	142.5	—	—	—	—	142.5
Financing fees	—	—	(0.2)	—	—	(0.2)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Dividends paid to common and preferred shareowners	(9.0)	—	—	—	—	(9.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	—	(2.2)	(10.0)	12.2	—

Net cash used in financing activities	(15.3)	—	(26.1)	(11.8)	12.2	(41.0)

Effect of exchange rate changes on cash	(0.3)	—	0.6	(0.1)	—	0.2

Net increase in cash & cash equivalents	13.5	13.8	16.0	1.2	—	44.5

Cash & cash equivalents, beginning of period	0.3	14.8	14.8	4.6	—	34.5

Cash & cash equivalents, end of period	$13.8	$28.6	$30.8	$5.8	$—	$79.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 4, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income (loss)	$14.1	$(15.6)	$16.4	$6.6	$(4.4)	$17.1
Depreciation & amortization	2.4	62.0	48.4	2.8	—	115.6
Amortization of financing fees	—	—	2.4	—	—	2.4
Amortization of senior notes premium	—	(2.9)	—	—	—	(2.9)
Share-based compensation expense	1.2	1.1	3.7	0.1	—	6.1
Increase (decrease) in deferred income taxes	1.1	(12.6)	(5.2)	(0.2)	—	(16.9)
Loss (gain) on disposal of property, plant & equipment	—	2.0	(0.4)	—	—	1.6
Equity income, net of distributions	(1.4)	—	(3.0)	—	4.4	—
Intercompany dividends	4.3	—	12.1	—	(16.4)	—
Other non-cash items	(6.8)	—	(9.7)	—	—	(16.5)
Net change in operating assets and liabilities, net of acquisition	18.8	(12.8)	(43.8)	5.9	—	(31.9)

Net cash provided by operating activities	33.7	21.2	20.9	15.2	(16.4)	74.6

Investing Activities
Acquisition, net of cash received	—	(0.5)	—	—	—	(0.5)
Additions to property, plant & equipment	(0.5)	(38.8)	(17.5)	(0.4)	—	(57.2)
Additions to intangibles and other assets	—	(1.9)	(0.3)	—	—	(2.2)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	14.2	26.3	—	—	40.5

Net cash (used in) provided by investing activities	(0.5)	(27.0)	8.5	(0.4)	—	(19.4)

Financing Activities
Payments of long-term debt	—	—	(1.4)	(0.5)	—	(1.9)
Borrowings under ABL	—	—	748.9	—	—	748.9
Payments under ABL	—	—	(777.2)	—	—	(777.2)
Distributions to non-controlling interests	—	—	—	(3.6)	—	(3.6)
Issuance of common shares	142.6	—	—	—	—	142.6
Financing fees	—	—	(0.2)	—	—	(0.2)
Common shares repurchased and cancelled	(0.7)	—	—	—	—	(0.7)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Dividends paid to common and preferred shareowners	(18.0)	—	—	—	—	(18.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	—	(4.3)	(12.1)	16.4	—

Net cash used in financing activities	(24.9)	—	(36.7)	(16.2)	16.4	(61.4)
Effect of exchange rate changes on cash	(0.7)	—	(0.1)	(0.2)	—	(1.0)

Net increase (decrease) in cash & cash equivalents	7.6	(5.8)	(7.4)	(1.6)	—	(7.2)

Cash & cash equivalents, beginning of period	6.2	34.4	38.2	7.4	—	86.2

Cash & cash equivalents, end of period	$13.8	$28.6	$30.8	$5.8	$—	$79.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 28, 2014
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(5.9)	$—	$(11.3)	$3.0	$9.7	$(4.5)
Depreciation & amortization	1.6	—	22.8	1.4	—	25.8
Amortization of financing fees	0.1	—	0.5	—	—	0.6
Share-based compensation expense	0.6	—	1.5	—	—	2.1
(Decrease) increase in deferred income taxes	(0.4)	—	2.7	0.3	—	2.6
Gain on disposal of property, plant & equipment	—	—	(0.1)	—	—	(0.1)
Asset impairments	—	—	0.3	—	—	0.3
Write off of financing fees and discount	—	—	3.0	—	—	3.0
Equity loss (income), net of distributions	17.9	—	(8.2)	—	(9.7)	—
Intercompany dividends	15.9	—	2.6	—	(18.5)	—
Other non-cash items	(0.2)	—	(0.3)	—	—	(0.5)
Net change in operating assets and liabilities	(18.0)	—	15.7	2.5	—	0.2

Net cash provided by operating activities	11.6	—	29.2	7.2	(18.5)	29.5

Investing Activities
Acquisitions, net of cash received	—	—	(80.8)	—	—	(80.8)
Additions to property, plant & equipment	(0.3)	—	(11.5)	—	—	(11.8)
Additions to intangibles and other assets	—	—	(1.3)	—	—	(1.3)

Net cash used in investing activities	(0.3)	—	(93.6)	—	—	(93.9)

Financing Activities
Payments of long-term debt	(0.1)	—	(296.7)	0.3	—	(296.5)
Issue of long-term debt	—	—	525.0	—	—	525.0
Borrowings under ABL	—	—	188.2	—	—	188.2
Payments under ABL	—	—	(284.3)	—	—	(284.3)
Distributions to non-controlling interests	—	—	—	(2.5)	—	(2.5)
Common shares repurchased and cancelled	(2.7)	—	—	—	—	(2.7)
Dividends paid to shareholders	(5.7)	—	—	—	—	(5.7)
Financing fees	—	—	(7.9)	—	—	(7.9)
Intercompany dividends	—	—	(15.9)	(2.6)	18.5	—

Net cash (used in) provided by financing activities	(8.5)	—	108.4	(4.8)	18.5	113.6
Effect of exchange rate changes on cash	0.4	—	0.7	—	—	1.1

Net increase in cash & cash equivalents	3.2	—	44.7	2.4	—	50.3

Cash & cash equivalents, beginning of period	4.0	—	32.3	4.3	—	40.6

Cash & cash equivalents, end of period	$7.2	$—	$77.0	$6.7	$—	$90.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 28, 2014
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(10.0)	$—	$(16.3)	$5.4	$13.7	$(7.2)
Depreciation & amortization	3.1	—	44.9	2.9	—	50.9
Amortization of financing fees	0.1	—	1.1	—	—	1.2
Share-based compensation expense	0.8	—	2.6	—	—	3.4
(Decrease) increase in deferred income taxes	(1.3)	—	3.2	—	—	1.9
Asset impairments	0.9	—	1.0	—	—	1.9
Write off of financing fees and discount	—	—	3.3	—	—	3.3
Equity loss (income), net of distributions	16.4	—	(2.7)	—	(13.7)	—
Intercompany dividends	18.2	—	5.0	—	(23.2)	—
Other non-cash items	(0.2)	—	(0.5)	—	—	(0.7)
Net change in operating assets and liabilities	(7.7)	—	(72.7)	2.7	—	(77.7)

Net cash provided by (used in) operating activities	20.3	—	(31.1)	11.0	(23.2)	(23.0)

Investing Activities
Acquisitions, net of cash received	—	—	(80.8)	—	—	(80.8)
Additions to property, plant & equipment	(0.9)	—	(19.7)	—	—	(20.6)
Additions to intangibles and other assets	—	—	(2.8)	—	—	(2.8)

Net cash used in investing activities	(0.9)	—	(103.3)	—	—	(104.2)

Financing Activities
Payments of long-term debt	(0.1)	—	(312.4)	—	—	(312.5)
Issue of long-term debt	—	—	525.0	—	—	525.0
Borrowings under ABL	—	—	283.2	—	—	283.2
Payments under ABL	—	—	(299.4)	—	—	(299.4)
Distributions to non-controlling interests	—	—	—	(4.8)	—	(4.8)
Common shares repurchased and cancelled	(3.1)	—	—	—	—	(3.1)
Dividends paid to shareholders	(10.8)	—	—	—	—	(10.8)
Financing fees	—	—	(7.9)	—	—	(7.9)
Intercompany dividends	—	—	(18.2)	(5.0)	23.2	—

Net cash (used in) provided by financing activities	(14.0)	—	170.3	(9.8)	23.2	169.7
Effect of exchange rate changes on cash	0.3	—	0.9	—	—	1.2

Net increase in cash & cash equivalents	5.7	—	36.8	1.2	—	43.7

Cash & cash equivalents, beginning of period	1.5	—	40.2	5.5	—	47.2

Cash & cash equivalents, end of period	$7.2	$—	$77.0	$6.7	$—	$90.9

The 2022 Notes and 2020 Notes, each issued by our 100% owned subsidiary, CBI, are guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other 100% owned direct and indirect subsidiaries (the “Cott Guarantor Subsidiaries”). CBI and each Cott Guarantor Subsidiary is 100% owned by Cott Corporation. The guarantees of the 2022 Notes and the 2020 Notes by Cott Corporation and the Cott Guarantor Subsidiaries are full and unconditional, and all such guarantees are joint and several. The guarantees of the Cott Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

We have not presented separate financial statements and separate disclosures have not been provided concerning Cott Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with the SEC interpretations governing reporting of subsidiary financial information.

The following supplemental financial information sets forth on an unconsolidated basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, CBI, Cott Guarantor Subsidiaries and our other non-guarantor subsidiaries (the “Cott Non-Guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of CBI in their respective subsidiaries using the equity method of accounting.

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 4, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$46.9	$197.1	$517.4	$38.3	$(19.9)	$779.8
Cost of sales	38.4	164.9	324.9	30.9	(19.9)	539.2

Gross profit	8.5	32.2	192.5	7.4	—	240.6
Selling, general and administrative expenses	4.9	24.6	157.7	3.0	—	190.2
(Gain) loss on disposal of property, plant & equipment	—	(0.7)	0.9	—	—	0.2
Acquisition and integration expenses	—	0.5	3.6	—	—	4.1

Operating income	3.6	7.8	30.3	4.4	—	46.1
Other expense (income), net	0.7	—	0.4	(0.1)	—	1.0
Intercompany interest (income) expense, net	(1.9)	(13.3)	15.2	—	—	—
Interest expense, net	—	20.2	7.7	—	—	27.9

Income before income tax expense (benefit) and equity income	4.8	0.9	7.0	4.5	—	17.2
Income tax expense (benefit)	1.8	(1.9)	(1.1)	0.1	—	(1.1)
Equity income	13.6	1.6	—	—	(15.2)	—

Net income	$16.6	$4.4	$8.1	$4.4	$(15.2)	$18.3
Less: Net income attributable to non-controlling interests	—	—	—	1.7	—	1.7
Less: Accumulated dividends on convertible preferred shares	1.8	—	—	—	—	1.8
Less: Accumulated dividends on non-convertible preferred shares	0.6	—	—	—	—	0.6
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—	12.0

Net income attributed to Cott Corporation	$2.2	$4.4	$8.1	$2.7	$(15.2)	$2.2

Comprehensive income attributed to Cott Corporation	$24.4	$26.5	$21.4	$4.2	$(52.1)	$24.4

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 4, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$76.9	$367.1	$1,006.0	$69.7	$(30.1)	$1,489.6
Cost of sales	65.4	310.7	644.9	56.8	(30.1)	1,047.7

Gross profit	11.5	56.4	361.1	12.9	—	441.9
Selling, general and administrative expenses	10.4	48.4	313.8	6.1	—	378.7
(Gain) loss on disposal of property, plant & equipment	—	(0.4)	2.0	—	—	1.6
Acquisition and integration expenses	—	2.0	6.8	—	—	8.8

Operating income	1.1	6.4	38.5	6.8	—	52.8
Other (income) expense, net	(9.8)	—	0.4	—	—	(9.4)
Intercompany interest (income) expense, net	(4.9)	(25.5)	30.4	—	—	—
Interest expense, net	0.1	40.3	15.2	—	—	55.6

Income (loss) before income tax expense (benefit) and equity income	15.7	(8.4)	(7.5)	6.8	—	6.6
Income tax expense (benefit)	3.0	(6.5)	(7.2)	0.2	—	(10.5)
Equity income	1.4	3.0	—	—	(4.4)	—

Net income (loss)	$14.1	$1.1	$(0.3)	$6.6	$(4.4)	$17.1
Less: Net income attributable to non-controlling interests	—	—	—	3.0	—	3.0
Less: Accumulated dividends on convertible preferred shares	4.5	—	—	—	—	4.5
Less: Accumulated dividends on non-convertible preferred shares	1.4	—	—	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—	12.0

Net (loss) income attributed to Cott Corporation	$(3.8)	$1.1	$(0.3)	$3.6	$(4.4)	$(3.8)

Comprehensive (loss) income attributed to Cott Corporation	$(7.4)	$3.7	$0.9	$4.8	$(9.4)	$(7.4)

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 28, 2014
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$49.5	$199.9	$276.8	$36.0	$(13.0)	$549.2
Cost of sales	41.0	168.7	243.7	29.8	(13.0)	470.2

Gross profit	8.5	31.2	33.1	6.2	—	79.0
Selling, general and administrative expenses	6.3	25.5	15.7	3.2	—	50.7
Gain on disposal of property, plant & equipment	—	(0.1)	—	—	—	(0.1)
Restructuring	0.1	—	—	—	—	0.1
Asset impairments	—	—	0.3	—	—	0.3
Acquisition and integration expenses	—	1.0	0.8	—	—	1.8

Operating income	2.1	4.8	16.3	3.0	—	26.2
Other (income) expense, net	(9.5)	19.7	9.6	—	—	19.8
Intercompany interest (income) expense, net	—	(3.9)	3.9	—	—	—
Interest expense (income), net	—	8.5	(0.1)	—	—	8.4

Income (loss) before income tax (benefit) expense and equity (loss) income	11.6	(19.5)	2.9	3.0	—	(2.0)
Income tax (benefit) expense	(0.4)	2.6	0.3	—	—	2.5
Equity (loss) income	(17.9)	1.4	13.8	—	2.7	—

Net (loss) income	$(5.9)	$(20.7)	$16.4	$3.0	$2.7	$(4.5)
Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss) income attributed to Cott Corporation	$(5.9)	$(20.7)	$16.4	$1.6	$2.7	$(5.9)

Comprehensive income (loss) attributed to Cott Corporation	$2.5	$(3.6)	$37.6	$0.9	$(34.9)	$2.5

Condensed Consolidating Statement of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 28, 2014
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Revenue, net	$86.7	$375.0	$519.1	$68.3	$(24.8)	$1,024.3
Cost of sales	75.2	322.7	459.5	56.5	(24.8)	889.1

Gross profit	11.5	52.3	59.6	11.8	—	135.2
Selling, general and administrative expenses	12.8	51.2	27.4	6.2	—	97.6
Restructuring	2.0	0.2	0.1	—	—	2.3
Asset impairments	0.9	—	1.0	—	—	1.9
Acquisition and integration expenses	—	1.0	1.9	—	—	2.9

Operating (loss) income	(4.2)	(0.1)	29.2	5.6	—	30.5
Other (income) expense, net	(9.3)	17.1	9.6	0.1	—	17.5
Intercompany interest (income) expense, net	—	(7.4)	7.4	—	—	—
Interest expense, net	0.1	17.5	0.6	—	—	18.2

Income (loss) before income tax (benefit) expense and equity (loss) income	5.0	(27.3)	11.6	5.5	—	(5.2)
Income tax (benefit) expense	(1.4)	2.9	0.4	0.1	—	2.0
Equity (loss) income	(16.4)	2.7	7.0	—	6.7	—

Net (loss) income	$(10.0)	$(27.5)	$18.2	$5.4	$6.7	$(7.2)
Less: Net income attributable to non-controlling interests	—	—	—	2.8	—	2.8

Net (loss) income attributed to Cott Corporation	$(10.0)	$(27.5)	$18.2	$2.6	$6.7	$(10.0)

Comprehensive (loss) income attributed to Cott Corporation	$(3.3)	$(6.3)	$53.4	$1.8	$(48.9)	$(3.3)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of July 4, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$13.8	$5.1	$54.3	$5.8	$—	$79.0
Accounts receivable, net of allowance	22.3	168.6	387.3	16.2	(227.8)	366.6
Income taxes recoverable	—	0.6	0.7	—	—	1.3
Inventories	15.2	76.7	167.9	6.9	—	266.7
Prepaid expenses and other assets	3.1	17.3	18.9	0.2	—	39.5

Total current assets	54.4	268.3	629.1	29.1	(227.8)	753.1
Property, plant & equipment, net	33.6	165.1	614.3	7.2	—	820.2
Goodwill	21.8	4.5	722.6	—	—	748.9
Intangibles and other assets, net	0.7	100.8	643.7	4.7	—	749.9
Deferred income taxes	1.2	33.8	—	0.1	(33.8)	1.3
Other tax receivable	0.1	—	—	—	—	0.1
Due from affiliates	33.0	709.3	2.8	—	(745.1)	—
Investments in subsidiaries	577.4	630.6	621.1	—	(1,829.1)	—

Total assets	$722.2	$1,912.4	$3,233.6	$41.1	$(2,835.8)	$3,073.5

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$192.0	$6.2	$—	$—	$198.2
Current maturities of long-term debt	—	2.6	0.5	0.8	—	3.9
Accounts payable and accrued liabilities	49.9	234.2	386.2	11.4	(227.8)	453.9

Total current liabilities	49.9	428.8	392.9	12.2	(227.8)	656.0
Long-term debt	—	1,155.7	394.3	0.2	—	1,550.2
Deferred income taxes	—	—	135.6	—	(33.8)	101.8
Other long-term liabilities	0.5	15.6	71.1	1.3	—	88.5
Due to affiliates	1.2	1.6	711.3	31.0	(745.1)	—

Total liabilities	51.6	1,601.7	1,705.2	44.7	(1,006.7)	2,396.5
Equity
Capital stock, no par	532.1	685.2	1,909.5	39.1	(2,633.8)	532.1
Additional paid-in-capital	50.9	—	—	—	—	50.9
Retained earnings (deficit)	142.2	(368.5)	(386.3)	(55.5)	810.3	142.2
Accumulated other comprehensive (loss) income	(54.6)	(6.0)	5.2	6.4	(5.6)	(54.6)

Total Cott Corporation equity	670.6	310.7	1,528.4	(10.0)	(1,829.1)	670.6
Non-controlling interests	—	—	—	6.4	—	6.4

Total equity	670.6	310.7	1,528.4	(3.6)	(1,829.1)	677.0

Total liabilities and equity	$722.2	$1,912.4	$3,233.6	$41.1	$(2,835.8)	$3,073.5

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 3, 2015
	Cott Corporation	Cott Beverages, Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$6.2	$8.6	$64.0	$7.4	$—	$86.2
Accounts receivable, net of allowance	16.2	130.4	333.8	12.2	(186.9)	305.7
Income taxes recoverable	—	0.6	0.6	0.4	—	1.6
Inventories	12.4	72.5	172.0	5.5	—	262.4
Prepaid expenses and other assets	3.2	39.5	16.2	0.4	—	59.3

Total current assets	38.0	251.6	586.6	25.9	(186.9)	715.2
Property, plant & equipment, net	38.2	178.4	640.1	7.8	—	864.5
Goodwill	23.4	4.5	715.7	—	—	743.6
Intangibles and other assets, net	0.7	105.3	669.0	6.7	—	781.7
Deferred income taxes	2.5	30.5	—	—	(30.5)	2.5
Other tax receivable	0.1	0.1	—	—	—	0.2
Due from affiliates	183.8	564.5	3.0	0.1	(751.4)	—
Investments in subsidiaries	436.3	623.5	349.6	—	(1,409.4)	—

Total assets	$723.0	$1,758.4	$2,964.0	$40.5	$(2,378.2)	$3,107.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$229.0	$—	$—	$—	$229.0
Current maturities of long-term debt	0.1	2.5	0.5	0.9	—	4.0
Accounts payable and accrued liabilities	30.4	212.4	356.3	8.1	(186.9)	420.3

Total current liabilities	30.5	443.9	356.8	9.0	(186.9)	653.3
Long-term debt	—	1,157.1	407.3	0.6	—	1,565.0
Deferred income taxes	—	—	150.4	—	(30.5)	119.9
Other long-term liabilities	0.4	5.8	64.3	1.3	—	71.8
Due to affiliates	1.3	1.7	715.5	32.9	(751.4)	—

Total liabilities	32.2	1,608.5	1,694.3	43.8	(968.8)	2,410.0
Convertible preferred shares	116.1	—	—	—	—	116.1
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Capital stock, no par	388.3	525.7	1,595.8	39.7	(2,161.2)	388.3
Additional paid-in-capital	46.6	—	—	—	—	46.6
Retained earnings (deficit)	158.1	(367.2)	(330.1)	(55.1)	752.4	158.1
Accumulated other comprehensive (loss) income	(51.0)	(8.6)	4.0	5.2	(0.6)	(51.0)

Total Cott Corporation equity	542.0	149.9	1,269.7	(10.2)	(1,409.4)	542.0
Non-controlling interests	—	—	—	6.9	—	6.9

Total equity	542.0	149.9	1,269.7	(3.3)	(1,409.4)	548.9

Total liabilities, preferred shares and equity	$723.0	$1,758.4	$2,964.0	$40.5	$(2,378.2)	$3,107.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 4, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$16.6	$4.4	$8.1	$4.4	$(15.2)	$18.3
Depreciation & amortization	1.2	10.7	44.9	1.4	—	58.2
Amortization of financing fees	—	1.0	0.1	—	—	1.1
Amortization of senior notes premium	—	(1.4)	—	—	—	(1.4)
Share-based compensation expense	1.1	1.8	0.7	0.1	—	3.7
Increase (decrease) in deferred income taxes	0.7	(1.7)	(4.1)	(0.1)	—	(5.2)
(Gain) loss on disposal of property, plant & equipment	—	(0.7)	0.9	—	—	0.2
Equity income, net of distributions	(13.6)	(1.6)	—	—	15.2	—
Intercompany dividends	2.2	1.6	8.4	—	(12.2)	—
Other non-cash items	(6.8)	6.3	(5.8)	—	—	(6.3)
Net change in operating assets and liabilities, net of acquisitions	27.9	(11.4)	(8.7)	(0.7)	—	7.1

Net cash provided by operating activities	29.3	9.0	44.5	5.1	(12.2)	75.7

Investing Activities
Acquisitions, net of cash received	—	—	(0.5)	—	—	(0.5)
Additions to property, plant & equipment	(0.2)	(4.3)	(25.0)	(0.4)	—	(29.9)
Additions to intangibles and other assets	—	—	(0.1)	—	—	(0.1)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	25.9	14.2	—	—	40.1

Net cash (used in) provided by investing activities	(0.2)	21.6	(11.4)	(0.4)	—	9.6

Financing Activities
Payments of long-term debt	—	(0.9)	—	(0.2)	—	(1.1)
Borrowings under ABL	—	628.1	26.0	—	—	654.1
Payments under ABL	—	(645.5)	(28.9)	—	—	(674.4)
Distributions to non-controlling interests	—	—	—	(1.6)	—	(1.6)
Issuance of common shares	142.5	—	—	—	—	142.5
Financing fees	—	(0.2)	—	—	—	(0.2)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Dividends paid to common and preferred shareowners	(9.0)	—	—	—	—	(9.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	(8.4)	(2.2)	(1.6)	12.2	—

Net cash used in financing activities	(15.3)	(26.9)	(7.6)	(3.4)	12.2	(41.0)
Effect of exchange rate changes on cash	(0.3)	—	0.6	(0.1)	—	0.2

Net increase in cash & cash equivalents	13.5	3.7	26.1	1.2	—	44.5

Cash & cash equivalents, beginning of period	0.3	1.4	28.2	4.6	—	34.5

Cash & cash equivalents, end of period	$13.8	$5.1	$54.3	$5.8	$—	$79.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 4, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income (loss)	$14.1	$1.1	$(0.3)	$6.6	$(4.4)	$17.1
Depreciation & amortization	2.4	22.2	88.2	2.8	—	115.6
Amortization of financing fees	—	2.3	0.1	—	—	2.4
Amortization of senior notes premium	—	(2.9)	—	—	—	(2.9)
Share-based compensation expense	1.2	3.3	1.5	0.1	—	6.1
Increase (decrease) in deferred income taxes	1.1	(6.9)	(10.9)	(0.2)	—	(16.9)
(Gain) loss on disposal of property, plant & equipment	—	(0.4)	2.0	—	—	1.6
Equity income, net of distributions	(1.4)	(3.0)	—	—	4.4	—
Intercompany dividends	4.3	3.7	8.4	—	(16.4)	—
Other non-cash items	(6.8)	(3.9)	(5.8)	—	—	(16.5)
Net change in operating assets and liabilities, net of acquisitions	18.8	10.4	(58.6)	(2.5)	—	(31.9)

Net cash provided by operating activities	33.7	25.9	24.6	6.8	(16.4)	74.6

Investing Activities
Acquisitions, net of cash received	—	—	(0.5)	—	—	(0.5)
Additions to property, plant & equipment	(0.5)	(11.2)	(45.1)	(0.4)	—	(57.2)
Additions to intangibles and other assets	—	(0.3)	(1.9)	—	—	(2.2)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	26.3	14.2	—	—	40.5

Net cash (used in) provided by investing activities	(0.5)	14.8	(33.3)	(0.4)	—	(19.4)

Financing Activities
Payments of long-term debt	—	(1.3)	(0.1)	(0.5)	—	(1.9)
Borrowings under ABL	—	714.0	34.9	—	—	748.9
Payments under ABL	—	(748.3)	(28.9)	—	—	(777.2)
Distributions to non-controlling interests	—	—	—	(3.6)	—	(3.6)
Issuance of common shares	142.6	—	—	—	—	142.6
Financing fees	—	(0.2)	—	—	—	(0.2)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Common shares repurchased and cancelled	(0.7)	—	—	—	—	(0.7)
Dividends paid to common and preferred shareowners	(18.0)	—	—	—	—	(18.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	(8.4)	(4.3)	(3.7)	16.4	—

Net cash used in financing activities	(24.9)	(44.2)	(0.9)	(7.8)	16.4	(61.4)
Effect of exchange rate changes on cash	(0.7)	—	(0.1)	(0.2)	—	(1.0)

Net increase (decrease) cash & cash equivalents	7.6	(3.5)	(9.7)	(1.6)	—	(7.2)

Cash & cash equivalents, beginning of period	6.2	8.6	64.0	7.4	—	86.2

Cash & cash equivalents, end of period	$13.8	$5.1	$54.3	$5.8	$—	$79.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended June 28, 2014
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Operating Activities
Net (loss) income	$(5.9)	$(20.7)	$16.4	$3.0	$2.7	$(4.5)
Depreciation & amortization	1.6	10.0	12.8	1.4	—	25.8
Amortization of financing fees	0.1	0.4	0.1	—	—	0.6
Share-based compensation expense	0.6	1.3	0.2	—	—	2.1
(Decrease) increase in deferred income taxes	(0.4)	2.7	—	0.3	—	2.6
Gain on disposal of property, plant & equipment	—	(0.1)	—	—	—	(0.1)
Asset impairments	—	—	0.3	—	—	0.3
Write-off of financing fees and discount	—	3.0	—	—	—	3.0
Equity loss (income), net of distributions	17.9	(1.4)	(13.8)	—	(2.7)	—
Intercompany dividends	15.9	2.6	9.3	—	(27.8)	—
Other non-cash items	(0.2)	—	(0.3)	—	—	(0.5)
Net change in operating assets and liabilities, net of acquisitions	(18.0)	(77.5)	93.2	2.5	—	0.2

Net cash provided by (used in) operating activities	11.6	(79.7)	118.2	7.2	(27.8)	29.5

Investing Activities
Acquisitions, net of cash received	—	—	(80.8)	—	—	(80.8)
Additions to property, plant & equipment	(0.3)	(7.1)	(4.4)	—	—	(11.8)
Additions to intangibles and other assets	—	(1.3)	—	—	—	(1.3)

Net cash used in investing activities	(0.3)	(8.4)	(85.2)	—	—	(93.9)

Financing Activities
Payments of long-term debt	(0.1)	(296.6)	(0.1)	0.3	—	(296.5)
Issuance of long-term debt	—	525.0	—	—	—	525.0
Borrowings under ABL	—	188.2	—	—	—	188.2
Payments under ABL	—	(284.3)	—	—	—	(284.3)
Distributions to non-controlling interests	—	—	—	(2.5)	—	(2.5)
Financing fees	—	(7.9)	—	—	—	(7.9)
Common shares repurchased and cancelled	(2.7)	—	—	—	—	(2.7)
Dividends paid to shareholders	(5.7)	—	—	—	—	(5.7)
Intercompany dividends	—	(9.3)	(15.9)	(2.6)	27.8	—

Net cash (used in) provided by financing activities	(8.5)	115.1	(16.0)	(4.8)	27.8	113.6
Effect of exchange rate changes on cash	0.4	—	0.7	—	—	1.1

Net increase in cash & cash equivalents	3.2	27.0	17.7	2.4	—	50.3

Cash & cash equivalents, beginning of period	4.0	5.9	26.4	4.3	—	40.6

Cash & cash equivalents, end of period	$7.2	$32.9	$44.1	$6.7	$—	$90.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended June 28, 2014
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Operating Activities
Net (loss) income	$(10.0)	$(27.5)	$18.2	$5.4	$6.7	$(7.2)
Depreciation & amortization	3.1	20.0	24.9	2.9	—	50.9
Amortization of financing fees	0.1	1.0	0.1	—	—	1.2
Share-based compensation expense	0.8	2.3	0.3	—	—	3.4
(Decrease) increase in deferred income taxes	(1.3)	2.6	0.6	—	—	1.9
Asset impairments	0.9	—	1.0	—	—	1.9
Write-off of financing fees and discount	—	3.3	—	—	—	3.3
Equity loss (income), net of distributions	16.4	(2.7)	(7.0)	—	(6.7)	—
Intercompany dividends	18.2	5.0	9.3	—	(32.5)	—
Other non-cash items	(0.2)	(0.2)	(0.3)	—	—	(0.7)
Net change in operating assets and liabilities, net of acquisitions	(7.7)	(136.4)	63.7	2.7	—	(77.7)

Net cash provided by (used in) operating activities	20.3	(132.6)	110.8	11.0	(32.5)	(23.0)

Investing Activities
Acquisitions, net of cash received	—	—	(80.8)	—	—	(80.8)
Additions to property, plant & equipment	(0.9)	(12.2)	(7.5)	—	—	(20.6)
Additions to intangibles and other assets	—	(2.8)	—	—	—	(2.8)

Net cash used in investing activities	(0.9)	(15.0)	(88.3)	—	—	(104.2)

Financing Activities
Payments of long-term debt	(0.1)	(312.2)	(0.2)	—	—	(312.5)
Issuance of long-term debt	—	525.0	—	—	—	525.0
Borrowings under ABL	—	283.2	—	—	—	283.2
Payments under ABL	—	(299.4)	—	—	—	(299.4)
Distributions to non-controlling interests	—	—	—	(4.8)	—	(4.8)
Financing fees	—	(7.9)	—	—	—	(7.9)
Common shares repurchased and cancelled	(3.1)	—	—	—	—	(3.1)
Dividends paid to shareholders	(10.8)	—	—	—	—	(10.8)
Intercompany dividends	—	(9.3)	(18.2)	(5.0)	32.5	—

Net cash (used in) provided by financing activities	(14.0)	179.4	(18.4)	(9.8)	32.5	169.7
Effect of exchange rate changes on cash	0.3	—	0.9	—	—	1.2

Net increase in cash & cash equivalents	5.7	31.8	5.0	1.2	—	43.7

Cash & cash equivalents, beginning of period	1.5	1.1	39.1	5.5	—	47.2

Cash & cash equivalents, end of period	$7.2	$32.9	$44.1	$6.7	$—	$90.9

Note 19—Subsequent Events

On July 28, 2015, our board of directors declared a dividend of $0.06 per share on common shares, payable in cash on September 9, 2015 to shareowners of record at the close of business on August 27, 2015.

In July 2015, deferred consideration payments in aggregate of $11.4 million were made to the former security holders of DSS upon the final determination of actual working capital, net indebtedness and certain transaction-related expenses in connection with the DSS Acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended January 3, 2015 (the “2014 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2014 Annual Report.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. During the first six months of 2015, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill all or a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the six months ended July 4, 2015 and June 28, 2014 accounted for 18.3% and 27.0% of total revenue, respectively.

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

Acquisition and Financing Transactions

On June 25, 2015, the Company entered into a sale-leaseback transaction (the “Sale-Leaseback Transaction”) involving five of our manufacturing, production and distribution facilities in North America and received cash proceeds of $40.1 million, after related transaction expenses, and recorded a gain of $22.6 million. The facilities are being leased from the buyer-lessor over an initial lease term of 20 years and the lease is classified as an operating lease. The Company determined it has retained the lease rights to the facilities but not the benefits and risks incident to ownership; thus $21.6 million of the $22.6 million gain was deferred, with the remaining $1.0 million recognized as a gain on sale in other expense (income), net in our Consolidated Statement of Operations. This deferred gain is being amortized as a reduction to rent expense over the 20-year initial lease term.

On May 26, 2015, we completed an offering, on a bought deal basis, of 16,215,000 common shares at a price of $9.25 per share for gross proceeds to the Company of approximately $150.0 million (the “Offering”). We incurred $6.0 million of underwriter commissions and $1.5 million in professional fees in connection with the Offering. The proceeds of the Offering were used to redeem all of the Preferred Shares (as defined below) (see Note 14 to the Consolidated Financial Statements).

In connection with the Offering, we amended the ABL facility on May 26, 2015 to, among other things, (1) facilitate the redemption of the Preferred Shares, (2) modify the sale-leaseback covenant to allow for the inclusion of properties that have been owned by certain subsidiaries of the Company for more than 180 days, and (3) make miscellaneous other technical changes.

In December 2014, we completed the acquisition by merger of DSS Group, Inc. (the “DSS Group”), parent company to DS Services of America, Inc. (collectively “DSS”), a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “DSS Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion payable through a combination of incremental borrowings under our asset based lending facility (“ABL facility”) of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due January 1, 2020 (“2020 Notes”), the assumption of existing $350.0 million senior notes due 2021 originally issued by DSS, and the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”) having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares,” and together with the Convertible Preferred Shares, the “Preferred Shares”) having an aggregate value of approximately $32.7 million.

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

We also issued $625.0 million of the 2020 Notes in December 2014 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”) and used the proceeds from the issuance to partially finance the DSS Acquisition.

In June 2014, we issued $525.0 million of our 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. We used the proceeds to redeem $375.0 million aggregate principal amount of our 8.125% senior notes due 2018 (the “2018 Notes”) and provide additional funding for our operations. On May 13, 2015, we exchanged the notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2022 Notes”).

In May 2014, our U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”). Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($25.0 million at exchange rates in effect on July 4, 2015), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment was funded from ABL borrowings and available cash.

In June 2013, our U.K. reporting segment acquired 100% of the share capital of Cooke Bros. Holdings Limited, which included a deferred payment of approximately $2.3 million paid on the first anniversary of the closing date, and a deferred payment of approximately $2.5 million paid on the second anniversary of the closing date.

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

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”) by utilizing certain non-GAAP financial measures. We exclude the impact of foreign exchange, the impact of energy surcharges, and, in some cases, the impact of DSS or Aimia operating results, to separate the impact of currency exchange rate changes, energy surcharges and recent acquisitions from our results of operations. We exclude these items to better understand trends in the business.

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), on both a global and reporting segment basis, which is GAAP earnings (loss) before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, on both a global and reporting segment basis, which is EBITDA excluding restructuring expenses and asset impairments, bond redemption and other financing costs, certain tax reorganization and regulatory costs, unrealized (gain) loss on commodity hedging instruments, unrealized foreign exchange (gain) loss, loss on disposal of property, plant and equipment (excluding cash proceeds received), acquisition and integration costs related to the DSS Acquisition or the Aimia Acquisition, and other adjustments, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net income, which is GAAP earnings (losses) excluding restructuring expenses and asset impairments, bond redemption and other financing costs, certain tax reorganization and regulatory costs, acquisition and integration costs, purchase accounting adjustments, unrealized (gain) loss on commodity hedging instruments, unrealized foreign exchange (gain) loss, foreign exchange impact on redemption of preferred shares, loss on disposal of property, plant and equipment (excluding cash proceeds received), and other adjustments, as well as adjusted earnings per diluted share, which is adjusted net income divided by diluted weighted average outstanding shares. We consider these measures to be indicators of our operating performance.

Additionally, we supplement our reporting of net cash provided by operating activities determined in accordance with GAAP by excluding capital expenditures to present free cash flow and adjusted free cash flow (which is free cash flow excluding bond redemption cash costs and acquisition related cash costs), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary Financial Results

Our net income for the three months ended July 4, 2015 (the “second quarter”) was $2.2 million, or $0.02 per diluted share, and our net loss for the six months ended July 4, 2015 (“first half of 2015” or “year to date”) was $3.8 million, or $0.04 per diluted share, respectively, compared to net loss of $5.9 million, or $0.06 per diluted share, and $10.0 million, or $0.11 per diluted share, for the three and six months ended June 28, 2014, respectively.

The following items of significance affected our financial results for the first half of 2015:

•	revenue increased 45.4% from the comparable prior year period due primarily to the DSS Acquisition, partially offset by a mix shift from private label to contract manufacturing in North America and the United Kingdom. Excluding the impact of foreign exchange, revenue increased 49.1% from the comparable prior year period;

•	gross profit as a percentage of revenue increased to 29.7% compared to 13.2% from the comparable prior year period due primarily to the addition of the Aimia and DSS businesses and cost and efficiency savings, partially offset by the impact of unfavorable foreign exchange rates and increased costs in the U.K. reporting segment;

•	SG&A expenses increased to $378.7 million compared to $97.6 million in the comparable prior year period due primarily to the addition of the DSS business. As a percentage of revenue, SG&A expenses increased to 25.4% from 9.5% in the comparable prior year period;

•	other income was $9.4 million compared to other expense of $17.5 million in the comparable prior year period due primarily to net realized gains on translation of balances denominated in foreign currencies in the first half of 2015 compared to expenses incurred due to the redemption of our 2018 Notes in the comparable prior year period;

•	interest expense increased by $37.4 million, or 205.5%, as compared to the prior year period due primarily to the issuance of our 2020 Notes, 2022 Notes and the assumption of the existing DSS Notes (as defined below) in connection with the DSS Acquisition;

•	income tax benefit was $10.5 million compared to an income tax expense of $2.0 million in the comparable prior year period due primarily to the recognition of tax benefits in the United States. In the first half of 2014, a valuation allowance offset the tax benefits generated in the United States;

•	Adjusted EBITDA increased to $182.0 million from $90.9 million in the comparable prior year period due to the items listed above; and

•	Adjusted net income and adjusted net income per diluted share were $9.9 million and $0.10, respectively, compared to adjusted net income of $15.0 million and adjusted income per diluted share of $0.16 in the comparable prior year period, respectively.

The following items of significance affected our financial results for the first half of 2014:

•	revenue decreased 4.2% from the comparable prior year period due primarily to adverse CSD volume arising from continued aggressive promotional activity from the national brands as well as an overall mix shift toward contract manufacturing. Excluding the impact of foreign exchange, revenue decreased 5.4% from the comparable prior year period;

•	gross profit as a percentage of revenue decreased to 13.2% compared to 13.5% from the comparable prior year period due primarily to the competitive environment and lower North America volume alongside additional freight and operating costs caused by inclement weather in North America as well as increased freight costs from internal transfers associated with the initial start-up and expansion of contract manufacturing volume, offset in part by a product mix shift into higher margin products;

•	SG&A expenses for the period increased to $97.6 million from $94.7 million in the comparable prior year period due primarily to higher employee-related incentive costs in the current year and the addition of the Calypso and Aimia businesses;

•	other expense was $17.5 million for the period compared to other expense of $0.3 million in the comparable prior year period due primarily to the purchase of $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer in the second quarter partially offset by a favorable legal settlement;

•	interest expense decreased by $7.9 million, or 30.3%, as compared to the prior year period due primarily to the redemption of our 8.375% Senior Notes due 2017 (the “2017 Notes”) and the amendment to our ABL facility to more favorable terms in the prior year;

•	income tax expense was $2.0 million compared to an income tax expense of $1.8 million in the comparable prior year period, due primarily to both a reduction in pre-tax income in the prior year period to a pre-tax loss in the current year period as well as current year period pre-tax income in certain jurisdictions that is not offset by losses in other jurisdictions that have valuation allowances;

•	Adjusted EBITDA decreased to $90.9 million from $100.8 million in the comparable prior year period due to the items listed above; and

•	Adjusted net income and adjusted income per diluted share were $15.0 million and $0.16, respectively, compared to adjusted net income of $20.0 million and adjusted income per diluted share of $0.21 in the comparable prior year period, respectively.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and six months ended July 4, 2015 and June 28, 2014, respectively:

	For the Three Months Ended				For the Six Months Ended
	July 4, 2015		June 28, 2014		July 4, 2015		June 28, 2014
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	779.8	100.0	549.2	100.0	1,489.6	100.0	1,024.3	100.0
Cost of sales	539.2	69.1	470.2	85.6	1,047.7	70.3	889.1	86.8

Gross profit	240.6	30.9	79.0	14.4	441.9	29.7	135.2	13.2
Selling, general, and administrative expenses	190.2	24.4	50.7	9.2	378.7	25.4	97.6	9.5
Loss (gain) on disposal of property, plant and equipment	0.2	—	(0.1)	—	1.6	0.1	—	—
Restructuring	—	—	0.1	—	—	—	2.3	0.2
Asset impairments	—	—	0.3	0.1	—	—	1.9	0.2
Acquisition and integration expenses	4.1	0.5	1.8	0.3	8.8	0.6	2.9	0.3

Operating income	46.1	5.9	26.2	4.8	52.8	3.5	30.5	3.0
Other expense (income), net	1.0	0.1	19.8	3.6	(9.4)	(0.6)	17.5	1.7
Interest expense, net	27.9	3.6	8.4	1.5	55.6	3.7	18.2	1.8

Income (loss) before income taxes	17.2	2.2	(2.0)	(0.4)	6.6	0.4	(5.2)	(0.5)
Income tax (benefit) expense	(1.1)	(0.1)	2.5	0.5	(10.5)	(0.7)	2.0	0.2

Net income (loss)	18.3	2.3	(4.5)	(0.8)	17.1	1.1	(7.2)	(0.7)
Less: Net income attributable to non-controlling interests	1.7	0.2	1.4	0.3	3.0	0.2	2.8	0.3
Less: Accumulated dividends on preferred shares	2.4	0.3	—	—	5.9	0.4	—	—
Less: Foreign exchange impact on redemption of preferred shares	12.0	1.5	—	—	12.0	0.8	—	—

Net income (loss) attributed to Cott Corporation	2.2	0.3	(5.9)	(1.1)	(3.8)	(0.3)	(10.0)	(1.0)

Depreciation & amortization	58.2	7.5	25.8	4.7	115.6	7.8	50.9	5.0

The following table summarizes our revenue and operating income (loss) by reporting segment for the three and six months ended July 4, 2015 and June 28, 2014, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenue
North America	$359.0	$379.3	$687.7	$730.1
DSS	257.0	—	497.3	—
U.K.	153.8	157.7	286.0	273.3
All Other	16.4	18.3	29.4	33.1
Elimination	(6.4)	(6.1)	(10.8)	(12.2)

Total	$779.8	$549.2	$1,489.6	$1,024.3

Operating income (loss)
North America	$18.3	$15.3	$25.5	$17.8
DSS	13.2	—	11.7	—
U.K.	14.6	10.7	18.5	12.9
All Other	3.7	3.1	5.3	5.6
Corporate	(3.7)	(2.9)	(8.2)	(5.8)

Total	$46.1	$26.2	$52.8	$30.5

Revenues are attributed to reporting segments based on the location of the customer.

The following tables summarize revenue by channel for the three and six months ended July 4, 2015 and June 28, 2014, respectively:

For the Three Months Ended July 4, 2015
(in millions of U.S. dollars)	North America	DSS	U.K.	All Other	Elimination	Total
Revenue
Private label retail	$289.7	$17.2	$71.8	$1.7	(0.7)	$379.7
Branded retail	30.8	20.6	48.5	1.3	(0.5)	100.7
Contract packaging	31.3	—	30.9	6.8	(1.6)	67.4
Home and office bottled water delivery	—	164.8	—	—	—	164.8
Office coffee services	—	29.7	—	—	—	29.7
Other	7.2	24.7	2.6	6.6	(3.6)	37.5

Total	$359.0	$257.0	$153.8	$16.4	$(6.4)	$779.8

For the Six Months Ended July 4, 2015
(in millions of U.S. dollars)	North America	DSS	U.K.	All Other	Elimination	Total
Revenue
Private label retail	$557.4	$32.7	$132.7	$2.8	(1.2)	$724.4
Branded retail	57.9	40.3	89.3	2.4	(0.9)	189.0
Contract packaging	56.9	—	59.3	10.7	(1.6)	125.3
Home and office bottled water delivery	—	314.4	—	—	—	314.4
Office coffee services	—	61.7	—	—	—	61.7
Other	15.5	48.2	4.7	13.5	(7.1)	74.8

Total	$687.7	$497.3	$286.0	$29.4	$(10.8)	$1,489.6

For the Three Months Ended June 28, 2014
(in millions of U.S. dollars)	North America	U.K.	All Other	Elimination	Total
Revenue
Private label retail	$313.9	$79.0	$1.8	$(0.3)	$394.4
Branded retail	27.9	48.3	1.1	(0.5)	76.8
Contract packaging	28.4	29.3	7.7	(1.9)	63.5
Home and office bottled water delivery	—	—	—	—	—
Office coffee services	—	—	—	—	—
Other	9.1	1.1	7.7	(3.4)	14.5

Total	$379.3	$157.7	$18.3	$(6.1)	$549.2

For the Six Months Ended June 28, 2014
(in millions of U.S. dollars)	North America	U.K.	All Other	Elimination	Total
Revenue
Private label retail	$613.6	$142.5	$2.7	$(0.4)	$758.4
Branded retail	53.0	79.7	2.3	(0.9)	134.1
Contract packaging	48.3	49.4	14.5	(4.8)	107.4
Home and office bottled water delivery	—	—	—	—	—
Office coffee services	—	—	—	—	—
Other	15.2	1.7	13.6	(6.1)	24.4

Total	$730.1	$273.3	$33.1	$(12.2)	$1,024.3

Results of Operations

The following tables summarize the change in revenue by reporting segment for the three and six months ended July 4, 2015 and June 28, 2014, respectively:

		For the Three Months Ended July 4, 2015
(in millions of U.S. dollars, except percentage amounts)		North America	DSS	U.K.	All Other	Elimination	Total
Change in revenue		$(20.3)	$257.0	$(3.9)	$(1.9)	$(0.3)	$230.6

Impact of foreign exchange	[1]	5.2	—	14.8	1.3	—	21.3

Change excluding foreign exchange		$(15.1)	$257.0	$10.9	$(0.6)	$(0.3)	$251.9

Percentage change in revenue		(5.4)%	—%	(2.5)%	(10.4)%	4.9%	42.0%

Percentage change in revenue excluding foreign exchange		(4.0)%	—%	6.9%	(3.3)%	4.9%	45.9%

Impact of DSS Acquisition		$(1.6)	$(257.0)	$—	$—	$1.6	$(257.0)

Change excluding foreign exchange and DSS Acquisition		$(16.7)	$—	$10.9	$(0.6)	$1.3	$(5.1)

Percentage change in revenue excluding foreign exchange and DSS Acquisition		(4.4)%	—%	6.9%	(3.3)%	(21.3)%	(0.9)%

		For the Six Months Ended July 4, 2015
(in millions of U.S. dollars, except percentage amounts)		North America	DSS	U.K.	All Other	Elimination	Total
Change in revenue		$(42.4)	$497.3	$12.7	$(3.7)	$1.4	$465.3

Impact of foreign exchange	[1]	8.6	—	27.0	2.0	—	37.6

Change excluding foreign exchange		$(33.8)	$497.3	$39.7	$(1.7)	$1.4	$502.9

Percentage change in revenue		(5.8)%	—%	4.6%	(11.2)%	(11.5)%	45.4%

Percentage change in revenue excluding foreign exchange		(4.6)%	—%	14.5%	(5.1)%	(11.5)%	49.1%

Impact of DSS Acquisition		$(1.6)	$(497.3)	$—	$—	$1.6	$(497.3)

Change excluding foreign exchange and DSS Acquisition		$(35.4)	$—	$39.7	$(1.7)	$3.0	$5.6

Percentage change in revenue excluding foreign exchange and DSS Acquisition		(4.8)%	—%	14.5%	(5.1)%	(24.6)%	0.5%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

		For the Three Months Ended June 28, 2014
(in millions of U.S. dollars, except percentage amounts)		North America	U.K.	All Other	Elimination	Total
Change in revenue		$(44.2)	$29.8	$0.5	$(0.7)	$(14.6)

Impact of foreign exchange	[1]	2.9	(13.0)	0.3	—	(9.8)

Change excluding foreign exchange		$(41.3)	$16.8	$0.8	$(0.7)	$(24.4)

Percentage change in revenue		(10.4)%	23.3%	2.8%	(13.0)%	(2.6)%

Percentage change in revenue excluding foreign exchange		(9.8)%	13.1%	4.5%	(13.0)%	(4.3)%

		For the Six Months Ended June 28, 2014
(in millions of U.S. dollars, except percentage amounts)		North America	U.K.	All Other	Elimination	Total
Change in revenue		$(90.4)	$48.0	$0.5	$(3.0)	$(44.9)

Impact of foreign exchange	[1]	6.1	(19.7)	0.5	—	(13.1)

Change excluding foreign exchange		$(84.3)	$28.3	$1.0	$(3.0)	$(58.0)

Percentage change in revenue		(11.0)%	21.3%	1.5%	(32.6)%	(4.2)%

Percentage change in revenue excluding foreign exchange		(10.3)%	12.6%	3.1%	(32.6)%	(5.4)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended July 4, 2015 and June 28, 2014, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income (loss) attributed to Cott Corporation	$2.2	$(5.9)	$(3.8)	$(10.0)
Interest expense, net	27.9	8.4	55.6	18.2
Income tax (benefit) expense	(1.1)	2.5	(10.5)	2.0
Depreciation & amortization	58.2	25.8	115.6	50.9
Net income attributable to non-controlling interests	1.7	1.4	3.0	2.8
Accumulated dividends on preferred shares	2.4	—	5.9	—
Foreign exchange impact on redemption of preferred shares	12.0	—	12.0	—

EBITDA	$103.3	$32.2	$177.8	$63.9

Restructuring and asset impairments	—	0.4	—	4.2
Bond redemption and other financing costs	—	19.6	—	20.5
Tax reorganization and other fees	—	0.2	—	0.3
Acquisition and integration expenses	4.1	1.8	8.8	2.9
Purchase accounting adjustments, net	—	1.2	4.2	1.2
Other adjustments	1.2	—	1.2	(3.5)
Unrealized commodity hedging gain, net	(0.9)	—	(1.2)	—
Unrealized foreign exchange and other losses (gains), net	0.4	0.7	(10.5)	1.3
Loss on disposal of property, plant & equipment	0.2	—	1.7	0.1

Adjusted EBITDA	$108.3	$56.1	$182.0	$90.9

The following table summarizes our adjusted net income and adjusted net income per common share for the three and six months ended July 4, 2015 and June 28, 2014, respectively:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars, except share and per share amounts)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income (loss) attributed to Cott Corporation	$2.2	$(5.9)	$(3.8)	$(10.0)

Restructuring and asset impairments, net of tax	—	0.4	—	3.3
Bond redemption and other financing costs, net of tax	—	19.6	—	20.5
Tax reorganization and other fees, net of tax	—	0.2	—	0.3
Acquisition and integration, net of tax	2.7	1.4	5.7	2.4
Purchase accounting adjustments, net of tax	(0.1)	1.0	2.6	1.0
Other adjustments, net of tax	1.0	—	1.0	(3.5)
Unrealized commodity hedging gain, net of tax	(0.6)	—	(0.8)	—
Unrealized foreign exchange and other losses (gains), net of tax	0.3	0.5	(7.8)	1.0
Foreign exchange impact on redemption of preferred shares	12.0	—	12.0	—
Loss on disposal of property, plant & equipment, net of tax	0.1	—	1.0	—

Adjusted net income attributed to Cott Corporation	$17.6	$17.2	$9.9	$15.0

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.18	$0.18	$0.10	$0.16
Diluted	$0.18	$0.18	$0.10	$0.16

Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	99.6	94.2	96.4	94.3
Diluted	100.2	94.6	96.9	94.9

The following table summarizes our free cash flow and adjusted free cash flow for the three and six months ended July 4, 2015 and June 28, 2014, respectively:

	For the Three Months Ended
(in millions of U.S. dollars)	July 4, 2015	June 28, 2014

Net cash provided by operating activities	$75.7	$29.5
Less: Capital expenditures	(29.9)	(11.8)

Free Cash Flow	$45.8	$17.7

Plus: Bond redemption cash costs	—	16.4

Adjusted Free Cash Flow	$45.8	$34.1

		For the Six Months Ended
		July 4, 2015	June 28, 2014
Net cash provided by (used in) operating activities		$74.6	$(23.0)
Less: Capital expenditures		(57.2)	(20.6)

Free Cash Flow		$17.4	$(43.6)

Plus: Bond redemption cash costs		—	17.0
Less: Cash collateral	[1]	(29.4)	—

Adjusted Free Cash Flow		$(12.0)	$(26.6)

1.	In connection with the DSS Acquisition, $29.4 million of cash was required to collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings against our ABL facility, and the cash collateral was included within prepaid and other current assets on our Consolidated Balance Sheet at January 3, 2015. Subsequent to January 3, 2015, additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company and used to repay a portion of our outstanding ABL facility.

The following unaudited financial information for the three and six months ended July 4, 2015 represents the activity of Aimia for such periods. Aimia was combined with our U.K. operations as of the date of its acquisition:

(in millions of U.S. dollars)	For the Three Months Ended July 4, 2015	For the Six Months Ended July 4, 2015
Revenue
U.K.	$153.8	$286.0
Less: Aimia	(22.7)	(48.6)

U.K. excluding Aimia	$131.1	$237.4

The following unaudited financial information for the three and six months ended July 4, 2015 represents the activity of DSS for such periods. DSS was combined with our consolidated operations as of the date of its acquisition:

(in millions of U.S. dollars)	For the Three Months Ended July 4, 2015	For the Six Months Ended July 4, 2015
Revenue
Cott Corporation	$779.8	$1,489.6
Less: DSS	(257.0)	(497.3)

Cott Corporation excluding DSS	$522.8	$992.3

Revenue

Revenue increased $230.6 million, or 42.0%, and $465.3 million, or 45.4%, in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of DSS and foreign exchange, revenue decreased 0.9% in the second quarter and increased 0.5% year to date from the comparable prior year periods.

North America revenue decreased $20.3 million, or 5.4%, and $42.4 million, or 5.8%, in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 4.0% and 4.6% in the second quarter and year to date, respectively, due primarily to lower volumes as a result of a general market decline in CSD and private label shelf stable juice, partially offset by increases in contract manufacturing and other growth areas such as sparkling waters and mixers.

U.K. revenue decreased $3.9 million, or 2.5%, in the second quarter, and increased $12.7 million, or 4.6%, year to date from the comparable prior year periods due primarily to the impact of unfavorable foreign exchange rates and the competitive environment, partially offset by a full quarter of Aimia operations. Excluding the impact of foreign exchange, U.K. revenue increased 6.9% and 14.5% in the second quarter and year to date, respectively.

All Other revenue decreased $1.9 million, or 10.4%, and $3.7 million, or 11.2%, in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to a product mix shift into concentrates which has a lower revenue per case when compared to finished goods.

Cost of Sales

Cost of sales represented 69.1% and 70.3% of revenue in the second quarter and year to date, respectively, compared to 85.6% and 86.8% in the comparable prior year periods. The decrease in cost of sales as a percentage of revenue was due primarily to the addition of the Aimia and DSS businesses and the growth in contract manufacturing.

Gross Profit

Gross profit as a percentage of revenue increased to 30.9% and 29.7% in the second quarter and year to date, respectively, from 14.4% and 13.2% in the comparable prior year periods due primarily to the addition of the higher margin businesses of Aimia and DSS and cost and efficiency savings, offset by the impact of unfavorable foreign exchange rates and the competitive environment in our U.K. reporting segment.

Selling, General and Administrative Expenses

SG&A expenses increased $139.5 million, or 275.1%, and $281.1 million, or 288.0%, in the second quarter and year to date, respectively, from the comparable prior year periods. The increase in SG&A expenses was due primarily to the addition of the DSS business. As a percentage of revenue, SG&A increased to 24.4% and 25.4% in the second quarter and year to date, respectively, from 9.2% and 9.5% in the comparable prior year periods.

Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. We had no restructuring activities during the six months ended July 4, 2015. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”). For the six months ended June 28, 2014, in connection with the 2014 Restructuring Plan, we incurred charges of approximately $2.3 million related primarily to headcount reductions and $1.9 million related to asset impairments.

Operating Income

Operating income was $46.1 million and $52.8 million in the second quarter and year to date, respectively, compared to $26.2 million and $30.5 million in the comparable prior year periods. The increase was due primarily to higher gross profit as a percentage of revenue and the reduction of restructuring and asset impairment charges incurred in the comparable prior year period, partially offset by higher SG&A expenses and losses on disposal of property, plant and equipment.

Other Expense (Income), Net

Other expense was $1.0 million in the second quarter and other income was $9.4 million year to date, compared to other expense of $19.8 million and $17.5 million in the comparable prior year periods. The decrease in the second quarter compared to the prior year period was due to expenses related to the redemption of our 2018 Notes in the prior year.

Income Taxes

Income tax benefit was $1.1 million and $10.5 million in the second quarter and year to date, respectively, compared to income tax expense of $2.5 million and $2.0 million, respectively, in the comparable prior year periods. With the release of our federal tax valuation allowance in the United States during the fourth quarter of 2014, we are now able to realize tax benefits generated in the United States. For the six months ended July 4, 2015, the income tax rate was (159.0%) compared to (38.0%) in the comparable prior year period. This is due primarily to significant permanent benefits that create additional losses for tax purposes that we have recognized a benefit for during the six months ended July 4, 2015. In the comparable prior year period a federal and partial state valuation allowance was recorded for United States losses.

Liquidity and Capital Resources

The following table summarizes our cash flows for the three and six months ended July 4, 2015 and June 28, 2014, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net cash provided by (used in) operating activities	$75.7	$29.5	$74.6	$(23.0)
Net cash provided by (used in) investing activities	9.6	(93.9)	(19.4)	(104.2)
Net cash (used in) provided by financing activities	(41.0)	113.6	(61.4)	169.7
Effect of exchange rate changes on cash	0.2	1.1	(1.0)	1.2

Net increase (decrease) in cash & cash equivalents	44.5	50.3	(7.2)	43.7
Cash & cash equivalents, beginning of period	34.5	40.6	86.2	47.2

Cash & cash equivalents, end of period	$79.0	$90.9	$79.0	$90.9

Financial and Capital Resources and Liquidity

As of July 4, 2015, we had total debt of $1,752.3 million and $79.0 million of cash and cash equivalents compared to $655.7 million of debt and $90.9 million of cash and cash equivalents as of June 28, 2014. The $1,096.6 million increase in debt was primarily due to the issuance of our 2020 Notes and the assumption of the DSS Notes in connection with the DSS Acquisition.

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

As of July 4, 2015, our total availability under the ABL facility was $386.9 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the June month end under the terms of the credit agreement governing the ABL facility). We had $198.2 million of outstanding borrowings under the ABL facility and $41.4 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $147.3 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

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

A dividend of $0.06 per common share has been declared during each quarter of 2015 for an aggregate dividend payment of approximately $12.1 million.

Note Redemptions/Repurchases

On February 19, 2014, we redeemed the remaining $15.0 million aggregate principal amount of 2017 Notes at 104.118% of par. The redemption included approximately $0.6 million in premium payments as well as approximately $0.3 million in deferred financing fees and discount charges.

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

Note Issuances/Assumptions

On June 24, 2014, we issued $525.0 million of the 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. We incurred $9.6 million of financing fees in connection with the issuance of the notes. On May 13, 2015, we exchanged the notes for notes that are registered under the Securities Act and do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms.

On December 12, 2014, we issued $625.0 million of our 2020 Notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes.

In connection with the DSS Acquisition, we assumed $350.0 million of the DSS Notes. In connection with the DSS Acquisition, we arranged for backstop bridge financing that was not ultimately necessary to utilize to close the transaction. The aggregate amount of fees for the DSS Notes consent solicitation and bridge financing commitment was approximately $26.5 million.

Operating Activities

Cash provided by operating activities was $74.6 million year to date compared to cash used in operating activities of $23.0 million in the comparable prior year period. The $97.6 million increase was due primarily to the increase in net income and the timing of accounts receivable receipts and accounts payable payments in the prior year period.

Investing Activities

Cash used in investing activities was $19.4 million year to date compared to $104.2 million in the comparable prior year period. The $84.8 million decrease in cash used in investing activities was due primarily to proceeds received from the Sale-Leaseback Transaction and a reduction in acquisition activity, partially offset by an increase in fixed asset purchases due primarily to the DSS Acquisition.

Financing Activities

Cash used in financing activities was $61.4 million year to date compared to cash provided by financing activities of $169.7 million in the comparable prior year period. The $231.1 million decrease was due primarily to prior year activity relating to the proceeds received from the issuance of the 2022 Notes, partially offset by the purchase of a portion of the 2018 Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of July 4, 2015.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our 2014 Annual Report, other than an increase in our expected future payments related to operating leases as a result of the Sale-Leaseback Transaction. The Sale-Leaseback Transaction will increase our future operating lease payments by approximately $2.8 million on an annual basis over the 20 year term of the agreement.

Debt

Asset-Based Lending Facility

In March 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our North America, U.K. and Mexico operations. We have amended and refinanced the ABL facility from time to time and incurred financing fees in connection therewith, an aggregate of $9.0 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.

On December 12, 2014, in connection with the DSS Acquisition, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $400.0 million (which, with the accordion feature, if used, permits us to increase the lenders’ commitments under the ABL facility to $450.0 million, subject to certain conditions), (2) extend the maturity date to the earliest of (i) December 12, 2019, (ii) June 12, 2019, if we have not redeemed, repurchased or refinanced the 2020 Notes by May 28, 2019, or (iii) any earlier date on which the commitments under the ABL facility are reduced to zero or otherwise terminated, (3) include DSS and its subsidiaries as borrowers, (4) permit certain adjustments to the borrowing base calculation, (5) permit the debt, liens and intercreditor arrangements contemplated by the supplemental indenture entered into in connection with the DSS Notes, (6) permit certain other indebtedness that we intend to issue or assume in connection with the DSS Acquisition, and (7) permit certain other changes to dollar thresholds and limitations within our covenants generally reflecting the increased size of the facility. We incurred approximately $1.7 million of financing fees in connection with the amendment of the ABL facility.

On May 26, 2015, we amended the ABL facility to, among other things, (1) increase the maximum annual amount of Preferred Shares that may be redeemed in order to facilitate the redemption in full of the Preferred Shares that was completed in June 2015, (2) modify the sale-leaseback covenant to allow for the inclusion of properties that have been owned by certain subsidiaries of the Company for more than 180 days, and (3) make miscellaneous other technical changes.

As of July 4, 2015, we had $198.2 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $41.4 million of letters of credit, was $160.4 million as of July 4, 2015.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of the 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. The issuer of the notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee our obligations under them. The interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2015. On May 13, 2015, we exchanged the notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms.

We incurred $9.6 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

10.000% Senior Notes due in 2021

On August 30, 2013, DS Services of America, Inc. (formerly DS Waters of America, Inc.) issued $350.0 million of notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. In July 2014, the notes were exchanged for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights, or additional interest provisions, but otherwise contain identical economic terms (the “DSS Notes”). In November 2014, DSS solicited consent from the holders of the DSS Notes to certain modifications and amendments to the August 30, 2013 indenture and related security documents. On December 2, 2014, the requisite consents from the holders of the DSS Notes were obtained, with a consent payment of approximately $19.2 million. At the DSS Acquisition closing, we and most of our U.S., Canadian and U.K. subsidiaries executed a supplemental indenture to be added as guarantors to the DSS Notes. The interest on the DSS Notes is payable semi-annually on March 1st and September 1st of each year.

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

Covenant Compliance

Indentures governing 2022 Notes, DSS Notes and 2020 Notes

Under the indentures governing the 2022 Notes, the DSS Notes, and the 2020 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of July 4, 2015, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of the 2022 Notes, the DSS Notes or the 2020 Notes, since the date of their issuance or assumption, as applicable.

The 2018 Notes and the 2017 Notes have been redeemed in full and are no longer outstanding. At all times prior to such redemptions, we were in compliance with all of the covenants under the indentures governing the 2018 Notes and the 2017 Notes.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $40.0 million. If excess availability is less than the greater of 12.5% of the aggregate availability under the ABL facility or $50.0 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of July 4, 2015.

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On May 6, 2014, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2014. In connection with the DSS Acquisition, we suspended our share repurchase program during the fourth quarter of 2014 and did not make any further repurchases of our common shares under the share repurchase program prior to its expiration on May 21, 2015.

Capital structure

Since January 3, 2015, equity has increased by $128.1 million. The increase was primarily the result of net income of $17.1 million and the issuance of common shares as part of the Offering of $142.6 million, partially offset by dividend payments of $18.0 million and an adjustment to retained earnings for the foreign exchange impact upon redemption of Preferred Shares of $12.0 million.

Dividend payments

Common Share Dividend

On May 5, 2015, our board of directors declared a dividend of $0.06 per share on our common shares, payable in cash on June 17, 2015 to shareowners of record at the close of business on June 5, 2015. On July 28, 2015, our board of directors declared a dividend of $0.06 per share on our common shares, payable in cash on September 9, 2015 to shareowners of record at the close of business on August 27, 2015. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2020 Notes, 2022 Notes and DSS Notes, as well as other factors that our board of directors may deem relevant from time to time.

Preferred Share Dividend

The terms of the Preferred Shares required us to pay a quarterly dividend to the holders of the Preferred Shares. On April 1, 2015, we paid dividends to holders of record of the Preferred Shares as of March 11, 2015. As of June 11, 2015, the outstanding Preferred Shares were redeemed in full (see Note 14 to the Consolidated Financial Statements), for an aggregate cash payment of $151.3 million, which included payment of $2.5 million of accrued and unpaid dividends.

Equity-Based Plans

During the quarter, with the approval of our shareowners, we (i) amended the Amended and Restated Cott Corporation Equity Incentive Plan (the “Equity Incentive Plan”) to, among other things, increase the number of shares that may be issued under the Equity Incentive Plan, and (ii) adopted the Cott Corporation Employee Share Purchase Plan to provide eligible employees of the Company and its designated subsidiaries with an opportunity to acquire an ownership interest in the Company through the purchase of Company common shares.

We also adopted the Cott Corporation Dividend Reinvestment Plan, which allows eligible shareowners to acquire additional common shares via reinvestment of cash dividends paid by Cott.

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

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, typically have maturities of less than eighteen months. We had outstanding foreign exchange forward contracts with notional amounts of $19.7 million and $22.5 million as of July 4, 2015 and January 3, 2015, respectively.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $198.2 million of ABL borrowings outstanding as of July 4, 2015, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $41.4 million of outstanding letters of credit) would result in additional interest expense of approximately $2.0 million during the next year. The weighted average interest rate of outstanding debt under our ABL facility at July 4, 2015 was 1.9%.

Commodity Price Risk

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $55.6 million and $55.4 million as of July 4, 2015 and January 3, 2015, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 4, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2015, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings described in our 2014 Annual Report.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since January 3, 2015. Please refer to our 2014 Annual Report.

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Third Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2015).

4.2	Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 26, 2015).

10.1	Amendment No. 6 to Credit Agreement, dated as of May 26, 2015, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

10.2	Employment Offer Letter to Jason Ausher dated May 6, 2015 (filed herewith).

10.3	Amended and Restated Employment Offer Letter to Steven Kitching dated May 18, 2015 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, filed on August 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).

EX-79

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION

(Registrant)

Date: August 5, 2015	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: August 5, 2015	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Third Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2015).

4.2	Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 6.75% Senior Notes due 2020 (which is incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 26, 2015).

10.1	Amendment No. 6 to Credit Agreement, dated as of May 26, 2015, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

10.2	Employment Offer Letter to Jason Ausher dated May 6, 2015 (filed herewith).

10.3	Amended and Restated Employment Offer Letter to Steve Kitching dated May 18, 2015 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, filed on August 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).