Form 10-Q
period 2015-10-03
COTT CORP /CN/
filed 2015-11-12
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 3, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Shares, no par value per share	109,689,642 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014
Revenue, net	$755.6	$535.0	$2,245.2	$1,559.3
Cost of sales	523.1	465.5	1,570.8	1,354.6

Gross profit	232.5	69.5	674.4	204.7
Selling, general and administrative expenses	196.2	49.9	574.9	147.5
Loss on disposal of property, plant & equipment	1.1	0.4	2.7	0.4
Restructuring	—	0.1	—	2.4
Asset impairments	—	(0.2)	—	1.7
Acquisition and integration expenses	6.6	0.5	15.4	3.4

Operating income	28.6	18.8	81.4	49.3
Other expense (income), net	0.6	5.4	(8.8)	22.9
Interest expense, net	27.4	9.0	83.0	27.2

Income (loss) before income taxes	0.6	4.4	7.2	(0.8)
Income tax (benefit) expense	(5.8)	1.8	(16.3)	3.8

Net income (loss)	$6.4	$2.6	$23.5	$(4.6)
Less: Net income attributable to non-controlling interests	1.6	1.3	4.6	4.1
Less: Accumulated dividends on convertible preferred shares	—	—	4.5	—
Less: Accumulated dividends on non-convertible preferred shares	—	—	1.4	—
Less: Foreign exchange impact on redemption of preferred shares	—	—	12.0	—

Net income (loss) attributed to Cott Corporation	$4.8	$1.3	$1.0	$(8.7)

Net income (loss) per common share attributed to Cott Corporation
Basic	$0.04	$0.01	$0.01	$(0.09)
Diluted	0.04	0.01	0.01	(0.09)
Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	109,686	93,607	100,818	94,053
Diluted	110,410	94,348	101,387	94,053
Dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014
Net income (loss)	$6.4	$2.6	$23.5	$(4.6)
Other comprehensive (loss) income:
Currency translation adjustment	(11.5)	(16.3)	(12.8)	(9.5)
Pension benefit plan, net of tax[1]	0.2	0.1	0.7	(0.2)
Unrealized (loss) gain on derivative instruments, net of tax[2]	(2.1)	0.4	(4.9)	0.6

Total other comprehensive loss	(13.4)	(15.8)	(17.0)	(9.1)

Comprehensive (loss) income	$(7.0)	$(13.2)	$6.5	$(13.7)
Less: Comprehensive income attributable to non-controlling interests	1.9	1.4	4.9	4.2
Less: Accumulated dividends on convertible preferred shares	—	—	4.5	—
Less: Accumulated dividends on non-convertible preferred shares	—	—	1.4	—
Less: Foreign exchange impact on redemption of preferred shares	—	—	12.0	—

Comprehensive loss attributed to Cott Corporation	$(8.9)	$(14.6)	$(16.3)	$(17.9)

1.	Net of the effect of $0.3 million and $0.5 million tax expense for the three and nine months ended October 3, 2015, respectively, and net of the effect of $0.1 million and $0.2 million tax expense for the three and nine months ended September 27, 2014, respectively.
2.	Net of the effect of $1.5 million and $2.5 million tax benefit for the three and nine months ended October 3, 2015, respectively, and net of the effect of $0.1 million and $0.2 million tax expense for the three and nine months ended September 27, 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	October 3,	January 3,
	2015	2015
ASSETS
Current assets
Cash & cash equivalents	$63.7	$86.2
Accounts receivable, net of allowance of $9.5 ($6.5 as of January 3, 2015)	324.4	305.7
Income taxes recoverable	1.1	1.6
Inventories	253.9	262.4
Prepaid expenses and other current assets	37.5	59.3

Total current assets	680.6	715.2
Property, plant & equipment, net	803.2	864.5
Goodwill	751.1	743.6
Intangibles and other assets, net	736.6	781.7
Deferred income taxes	2.9	2.5
Other tax receivable	0.9	0.2

Total assets	$2,975.3	$3,107.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$152.0	$229.0
Current maturities of long-term debt	3.7	4.0
Accounts payable and accrued liabilities	436.2	420.3

Total current liabilities	591.9	653.3
Long-term debt	1,547.9	1,565.0
Deferred income taxes	95.3	119.9
Other long-term liabilities	77.4	71.8

Total liabilities	2,312.5	2,410.0
Convertible preferred shares, $1,000 stated value, no shares issued (January 3, 2015 - 116,054 shares issued)	—	116.1
Non-convertible preferred shares, $1,000 stated value, no shares issued (January 3, 2015 - 32,711 shares issued)	—	32.7
Equity
Capital stock, no par - 109,689,642 shares issued (January 3, 2015 - 93,072,850 shares issued)	532.6	388.3
Additional paid-in-capital	53.0	46.6
Retained earnings	140.5	158.1
Accumulated other comprehensive loss	(68.3)	(51.0)

Total Cott Corporation equity	657.8	542.0
Non-controlling interests	5.0	6.9

Total equity	662.8	548.9

Total liabilities, preferred shares and equity	$2,975.3	$3,107.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014
Operating Activities
Net income (loss)	$6.4	$2.6	$23.5	$(4.6)
Depreciation & amortization	58.1	26.8	173.7	77.7
Amortization of financing fees	1.2	0.7	3.6	1.9
Amortization of senior notes premium	(1.3)	—	(4.2)	—
Share-based compensation expense	2.3	1.5	8.4	4.9
(Decrease) increase in deferred income taxes	(4.7)	2.2	(21.6)	4.1
Write-off of financing fees and discount	—	0.8	—	4.1
Loss on disposal of property, plant & equipment	1.1	0.4	2.7	0.4
Asset impairments	—	(0.2)	—	1.7
Other non-cash items	4.7	—	(11.8)	(0.7)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	37.8	27.0	(22.9)	(39.3)
Inventories	10.5	17.4	5.6	9.8
Prepaid expenses and other current assets	2.9	(0.5)	28.7	(1.5)
Other assets	(3.8)	—	(7.5)	(0.2)
Accounts payable and accrued liabilities, and other liabilities	(24.3)	(17.5)	(14.3)	(19.7)
Income taxes recoverable	0.9	(0.7)	2.5	(1.1)

Net cash provided by operating activities	91.8	60.5	166.4	37.5

Investing Activities
Acquisitions, net of cash received	(22.0)	—	(22.5)	(80.8)
Additions to property, plant & equipment	(28.3)	(10.8)	(85.5)	(31.4)
Additions to intangibles and other assets	(0.5)	(1.5)	(2.7)	(4.3)
Proceeds from sale of property, plant & equipment and sale-leaseback	0.4	1.6	40.9	1.6

Net cash used in investing activities	(50.4)	(10.7)	(69.8)	(114.9)

Financing Activities
Payments of long-term debt	(1.0)	(80.1)	(2.9)	(392.6)
Issuance of long-term debt	—	—	—	525.0
Borrowings under ABL	52.4	191.1	801.3	474.3
Payments under ABL	(97.3)	(156.0)	(874.5)	(455.4)
Distributions to non-controlling interests	(3.2)	(2.4)	(6.8)	(7.2)
Issuance of common shares	0.5	—	143.1	—
Financing fees	(0.1)	(1.2)	(0.3)	(9.1)
Preferred shares repurchased and cancelled	—	—	(148.8)	—
Common shares repurchased and cancelled	(0.1)	(4.6)	(0.8)	(7.7)
Dividends to common and preferred shareholders	(6.5)	(5.6)	(24.5)	(16.4)
Payment of deferred consideration for acquisitions	—	(32.4)	(2.5)	(32.4)

Net cash (used in) provided by financing activities	(55.3)	(91.2)	(116.7)	78.5

Effect of exchange rate changes on cash	(1.4)	(2.1)	(2.4)	(0.9)

Net (decrease) increase in cash & cash equivalents	(15.3)	(43.5)	(22.5)	0.2
Cash & cash equivalents, beginning of period	79.0	90.9	86.2	47.2

Cash & cash equivalents, end of period	$63.7	$47.4	$63.7	$47.4

Supplemental Non-cash Investing and Financing Activities:
Additions to property, plant & equipment through accounts payable and accrued liabilities	$3.2	$—	$5.3	$—
Acquisition related deferred consideration	—	—	—	19.0
Accrued deferred financing fees	—	—	0.2	0.2
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19.0	$3.9	$67.6	$28.9
Cash paid for income taxes, net	$0.5	$1.0	$2.6	$1.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 28, 2013	94,238	$392.8	$44.1	$174.8	$(16.8)	$9.5	$604.4
Common shares issued - Director Share Awards	112	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(1,073)	(4.7)	—	(3.0)	—	—	(7.7)
Common shares issued - Time-based RSUs	161	1.3	(1.3)	—	—	—	—
Share-based compensation	—	—	4.3	—	—	—	4.3
Dividend payment	—	—	—	(16.4)	—	—	(16.4)
Distributions to non-controlling interests	—	—	—	—	—	(7.2)	(7.2)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(9.6)	0.1	(9.5)
Pension benefit plan, net of tax	—	—	—	—	(0.2)	—	(0.2)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	0.6	—	0.6
Net (loss) income	—	—	—	(8.7)	—	4.1	(4.6)

Balance at September 27, 2014	93,438	$389.4	$47.9	$146.7	$(26.0)	$6.5	$564.5

Balance at January 3, 2015	93,073	$388.3	$46.6	$158.1	$(51.0)	$6.9	$548.9
Common shares issued - Director
Share Awards	110	—	1.0	—	—	—	1.0
Common shares repurchased and cancelled	(92)	(0.8)	—	—	—	—	(0.8)
Common shares issued - Performance-based RSUs	255	1.7	(1.7)	—	—	—	—
Common shares issued - Time-based RSUs	10	0.1	(0.1)	—	—	—	—
Common shares issued - Equity issuance	16,215	142.6	—	—	—	—	142.6
Common shares issued - Reinvestment	6	—	—	—	—	—	—
Options exercised	113	0.7	(0.2)	—	—	—	0.5
Share-based compensation	—	—	7.4	—	—	—	7.4
Common shares dividend	—	—	—	(18.6)	—	—	(18.6)
Redemption of preferred shares	—	—	—	(12.0)	—	—	(12.0)
Distributions to non-controlling interests	—	—	—	—	—	(6.8)	(6.8)
Comprehensive (loss) income Currency translation adjustment	—	—	—	—	(13.1)	0.3	(12.8)
Pension benefit plan, net of tax	—	—	—	—	0.7	—	0.7
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(4.9)	—	(4.9)
Preferred shares dividend	—	—	—	(5.9)	—	—	(5.9)
Net income	—	—	—	18.9	—	4.6	23.5

Balance at October 3, 2015	109,690	$532.6	$53.0	$140.5	$(68.3)	$5.0	$662.8

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1— Business and Recent Accounting Pronouncements

Description of Business

Cott Corporation, together with its consolidated subsidiaries (“Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our”), is one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors and has one of the broadest home and office bottled water and office coffee services distribution networks in the United States, with the ability to service approximately 90% of U.S. households, as well as national, regional and local offices. Our product lines include carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, purified, spring, artesian, distilled and fluoridated bottled water, energy drinks and shots, sports products, new age beverages, ready-to-drink teas and alcoholic beverages, beverage concentrates, liquid enhancers and freezables, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals. In addition, Cott is a national direct-to-consumer provider of bottled water, office coffee and water filtration services offering a comprehensive portfolio of beverage products, equipment and supplies to approximately 1.5 million customer locations through its network of over 200 warehouse, branch and distribution facilities and daily operation of over 2,200 routes.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the three and nine months ended September 27, 2014, the Company concluded that it was appropriate to reclassify the amortization of customer list intangible assets to selling, general and administrative (“SG&A”) expenses. Previously, such amortization had been classified as cost of sales. Accordingly, the Company has changed the classification to report these SG&A expenses in the Consolidated Statements of Operations for the three and nine months ended September 27, 2014. Also, for the three and nine months ended September 27, 2014, the Company concluded that it was appropriate to reclassify acquisition and integration expenses separately. Previously, such expenses had been classified as SG&A expenses. Accordingly, the Company has changed the classification to report these expenses separately in the Consolidated Statements of Operations for the three and nine months ended September 27, 2014. Additionally, as of January 3, 2015, the Company concluded that it was appropriate to reclassify certain recently acquired assets in connection with the DSS Acquisition (see Note 3 to the Consolidated Financial Statements) from inventories to property, plant and equipment, net to be consistent with Cott’s accounting treatment. Accordingly, the Company has changed the classification to report these assets under property, plant and equipment, net in the Consolidated Balance Sheet as of January 3, 2015. The impacts of the reclassifications are shown in the tables below:

	For the three months	For the nine months
(in millions of U.S. dollars)	ended September 27, 2014	ended September 27, 2014
Decrease to cost of sales	$(5.6)	$(17.1)
Increase to SG&A expenses	$5.6	$17.1

	For the three months	For the nine months
(in millions of U.S. dollars)	ended September 27, 2014	ended September 27, 2014
Decrease to SG&A expenses	$(0.5)	$(3.4)
Increase to acquisition and integration expenses	$0.5	$3.4

(in millions of U.S. dollars)	January 3, 2015
Decrease to inventories	$(8.9)
Increase to property, plant and equipment, net	$8.9

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

Update ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB amended its guidance to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. For public entities, the amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this standard will not have a significant impact on our consolidated financial statements.

Update ASU 2015-15 – Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

In April 2015, the FASB amended its guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The amendments update the guidance with ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public entities, the amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this standard will not have a significant impact on our consolidated financial statements.

Update ASU 2015-16 – Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB amended its guidance regarding business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and requires the entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Note 2—Revisions

The Company has revised its Consolidated Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income, and Consolidated Statements of Cash Flows for the three and nine months ended September 27, 2014 and its Consolidated Statement of Equity for the nine months ended September 27, 2014 to correct errors comprising (i) an overstatement of historical property, plant and equipment, net, including a portion related to a prior acquisition, and the related depreciation expense recorded during the periods, (ii) an overstatement of deferred tax liabilities, (iii) an overstatement of SG&A expenses related to a value added tax receivable error, and (iv) an understatement of inventories and revenue, net, cost of sales, and SG&A expenses for an exchange rate error. The impact on the previously issued financial statements is detailed in the reconciliations below. These adjustments were not considered to be material individually or in the aggregate to the previously issued financial statements.

	As previously
	filed	As revised
	For the three months ended
Consolidated Statements of Operations	September 27, 2014		Difference
(in millions of U.S. dollars)
Cost of sales[1]	$471.5	$471.1	$(0.4)
Gross profit[1]	$63.5	$63.9	$0.4
Selling, general and administrative expenses[1,2]	$45.0	$44.8	$(0.2)
Loss on disposal of property, plant & equipment	$0.7	$0.4	$(0.3)
Operating income	$17.9	$18.8	$0.9
Income (loss) before income taxes	$3.5	$4.4	$0.9
Net income (loss)	$1.7	$2.6	$0.9
Net income (loss) attributed to Cott Corporation	$0.4	$1.3	$0.9

	As previously
	filed	As revised
	For the nine months ended
Consolidated Statements of Operations	September 27, 2014		Difference
(in millions of U.S. dollars)
Revenue, net	$1,561.0	$1,559.3	$(1.7)
Cost of sales[1]	$1,373.4	$1,371.7	$(1.7)
Selling, general and administrative expenses[1,2]	$134.2	$133.8	$(0.4)
Loss on disposal of property, plant & equipment	$1.2	$0.4	$(0.8)
Operating income	$48.1	$49.3	$1.2
Income (loss) before income taxes	$(2.0)	$(0.8)	$1.2
Income tax expense	$3.4	$3.8	$0.4
Net income (loss)	$(5.4)	$(4.6)	$0.8
Net income (loss) attributed to Cott Corporation	$(9.5)	$(8.7)	$0.8

1.	The revised balances do not include the reclassification of the amortization of customer list intangible assets from cost of sales to SG&A expenses as presented in the Consolidated Statements of Operations for the three and nine months ended September 27, 2014 (see Note 1 to the Consolidated Financial Statements).
2.	The revised balances do not include the reclassification of acquisition and integration expenses from SG&A expenses as presented in the Consolidated Statements of Operations for the three and nine months ended September 27, 2014 (see Note 1 to the Consolidated Financial Statements).

	As previously
	filed	As revised
	For the three months ended
Consolidated Statements of Comprehensive (Loss) Income	September 27, 2014		Difference
(in millions of U.S. dollars)
Net income (loss)	$1.7	$2.6	$0.9
Comprehensive (loss) income	$(14.1)	$(13.2)	$0.9
Comprehensive (loss) income attributed to Cott Corporation	$(15.5)	$(14.6)	$0.9

	As previously
	filed	As revised
	For the nine months ended
Consolidated Statements of Comprehensive (Loss) Income	September 27, 2014		Difference
(in millions of U.S. dollars)
Net income (loss)	$(5.4)	$(4.6)	$0.8
Comprehensive (loss) income	$(14.5)	$(13.7)	$0.8
Comprehensive (loss) income attributed to Cott Corporation	$(18.7)	$(17.9)	$0.8

	As previously
	filed	As revised
	For the three months ended
Consolidated Statements of Cash Flows	September 27, 2014		Difference
(in millions of U.S. dollars)
Operating Activities
Net income (loss)	$1.7	$2.6	$0.9
Depreciation & amortization	$27.2	$26.8	$(0.4)
Loss on disposal of property, plant & equipment	$0.7	$0.4	$(0.3)
Change in accounts receivable	$27.2	$27.0	$(0.2)

	As previously
	filed	As revised
	For the nine months ended
Consolidated Statements of Cash Flows	September 27, 2014		Difference
(in millions of U.S. dollars)
Operating Activities
Net income (loss)	$(5.4)	$(4.6)	$0.8
Depreciation & amortization	$78.5	$77.7	$(0.8)
Increase in deferred income taxes	$3.7	$4.1	$0.4
Loss on disposal of property, plant & equipment	$1.2	$0.4	$(0.8)
Change in accounts receivable	$(39.1)	$(39.3)	$(0.2)
Change in accounts payable and accrued liabilities, and other liabilities	$(20.2)	$(19.7)	$0.5
Net cash provided by operating activities	$37.6	$37.5	$(0.1)
Effect of exchange rate changes on cash	$(1.0)	$(0.9)	$0.1

	As previously
	filed	As revised
	For the nine months ended
Consolidated Statements of Equity	September 27, 2014		Difference
(in millions of U.S. dollars)
Retained earnings at December 28, 2013	$176.3	$174.8	$(1.5)
Total equity at December 28, 2013	$605.9	$604.4	$(1.5)
Retained earnings at September 27, 2014	$147.4	$146.7	$(0.7)
Total equity at September 27, 2014	$565.2	$564.5	$(0.7)
Net (loss) income	$(5.4)	$(4.6)	$0.8

Note 3—Acquisitions

HOD Water Business Acquisitions

During the three months ended October 3, 2015, the Company acquired two home and office delivery (“HOD”) water businesses for an aggregate cash purchase price of $10.6 million. In addition to these two HOD water businesses, the Company also acquired three HOD water businesses during the first half of the year for an aggregate cash purchase price of $0.5 million. The Company has accounted for all of these transactions as business combinations in accordance with U.S. GAAP. These acquisitions support the Company’s previously announced objective of strategic acquisitions where it expects to be able to leverage synergies with its existing business. Net assets, including goodwill, acquired have been allocated to the DSS reporting segment. All of the goodwill recorded is expected to be tax deductible.

DSS Acquisition

In December 2014, we completed the acquisition by merger of DSS Group, Inc. (“DSS Group”), parent company to DS Services of America Inc. (collectively “DSS”), a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “DSS Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion paid through a combination of incremental borrowings under the ABL facility (as defined below) of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due January 1, 2020, assumption of existing $350.0 million senior notes due 2021 originally issued by DSS, the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”), having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares” and together with the Convertible Preferred Shares, the “Preferred Shares”), having an aggregate value of approximately $32.7 million. A portion of the aggregate consideration is being held in escrow to secure the indemnification obligations of DSS’s former security holders under the DSS Merger Agreement.

The total cash and stock consideration paid by us in the DSS Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$449.7
Working capital payment	11.4
Cash paid on behalf of sellers for sellers expenses	25.3
Cash paid to retire term loan on behalf of sellers	317.3
Convertible Preferred Shares	116.1
Non-Convertible Preferred Shares	32.7

Total consideration	$952.5

The estimated merger consideration was subject to adjustment upon the determination of actual working capital, net indebtedness and certain transaction related expenses, which adjustment was resolved in July 2015 by the payment of $11.4 million to the former security holders of DSS.

Our primary strategic reasons for the DSS Acquisition were to accelerate Cott’s acquisition-based diversification outside of CSDs and shelf stable juices, broaden our distribution platform by adding a national direct-to-consumer distribution channel and extend our beverage portfolio into new and growing markets, including home and office bottled water delivery services, office coffee services and filtration services, while creating opportunities for revenue, cost synergies and growth prospects.

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

	As reported at		As reported at
(in millions of U.S. dollars)	July 4, 2015	Adjustments	October 3, 2015
Cash and cash equivalents	$74.5	$—	$74.5
Accounts receivable	102.6	—	102.6
Inventories	46.4	—	46.4
Prepaid expenses and other current assets	8.8	—	8.8
Deferred income taxes	4.4	(0.7)	3.7
Property, plant & equipment	412.7	—	412.7
Goodwill	562.8	0.7	563.5
Intangible and other assets	417.2	—	417.2
Accounts payable and accrued liabilities	(118.5)	—	(118.5)
Long-term debt	(406.0)	—	(406.0)
Deferred income taxes liabilities	(122.9)	—	(122.9)
Other long-term liabilities	(29.5)	—	(29.5)

Total	$952.5	$—	$952.5

The principal factor that resulted in recognition of goodwill in the DSS Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the DSS Acquisition was allocated to the DSS reporting segment, a portion of which is expected to be tax deductible.

Aimia Acquisition

In May 2014, our United Kingdom (“U.K.”) reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”). Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($24.3 million at exchange rates in effect on October 3, 2015), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment and deferred consideration payment were funded from borrowings under the ABL facility and available cash.

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

The Aimia Acquisition was accounted for as a business combination, which, among other things, required that assets acquired and liabilities assumed be measured at their acquisition date fair values. Identified intangible assets, goodwill and property, plant and equipment were recorded at their estimated fair values per valuations. The results of operations of Aimia have been included in our operating results beginning on the acquisition date. We allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

The sellers are entitled to contingent consideration of up to a maximum of £16.0 million ($24.3 million at exchange rates in effect on October 3, 2015), which will become due by us if and to the extent Aimia meets certain targets relating to net income plus interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve months ending July 1, 2016. We estimated the fair value of the contingent consideration based on financial projections of the acquired business and estimated probabilities of achievement of the EBITDA targets. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. The acquisition date fair value of the contingent consideration was determined to be £10.6 million ($16.1 million at exchange rates in effect on October 3, 2015) using a present value probability-weighted income approach. During the second quarter of 2015, we recorded a fair value adjustment of £0.4 million ($0.6 million at exchange rates in effect on July 4, 2015) to the contingent consideration based on our review of the key assumptions used to calculate the fair value at the acquisition date. The change in the fair value adjustment of the contingent consideration was recognized in other expense (income), net in the Consolidated Statement of Operations for the nine months ended October 3, 2015.

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

The principal factor that resulted in recognition of goodwill in the Aimia Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Aimia Acquisition was allocated to the U.K. reporting segment, none of which is expected to be tax deductible.

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the three and nine months ended September 27, 2014 represent the combined results of our operations as if the DSS Acquisition and Aimia Acquisition had occurred on December 30, 2012. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

	For the Three Months Ended	For the Nine Months Ended
(in millions of U.S. dollars, except share amounts)	September 27, 2014	September 27, 2014
Revenue	$785.9	$2,347.8
Net loss	(18.8)	(40.8)
Net loss per common share, diluted	$(0.20)	$(0.43)

Note 4—Restructuring and Asset Impairments

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and another one located in the United Kingdom (the “2014 Restructuring Plan”). In connection with the 2014 Restructuring Plan, we incurred charges related primarily to headcount reductions and to asset impairments. We had no restructuring activities during the nine months ended October 3, 2015.

The following table summarizes restructuring charges for the three and nine months ended September 27, 2014:

	For the Three Months Ended	For the Nine Months Ended
(in millions of U.S. dollars)	September 27, 2014	September 27, 2014
North America	$0.1	$2.3
U.K.	—	0.1

Total	$0.1	$2.4

The following table summarizes asset impairment charges for the three and nine months ended September 27, 2014:

	For the Three Months Ended	For the Nine Months Ended
(in millions of U.S. dollars)	September 27, 2014	September 27, 2014
North America	$—	$0.9
U.K.	(0.2)	0.8

Total	$(0.2)	$1.7

The following tables summarize our restructuring liability as of September 27, 2014, along with charges to costs and expenses and cash payments in connection with the 2014 Restructuring Plan:

	North America
	Balance at			Balance at
	December 28,	Charges to costs		September 27,
(in millions of U.S. dollars)	2013	and expenses	Cash payments	2014
Restructuring liability	$—	$2.3	$(2.3)	$—

	$—	$2.3	$(2.3)	$—

	U.K.
	Balance at			Balance at
	December 28,	Charges to costs		September 27,
(in millions of U.S. dollars)	2013	and expenses	Cash payments	2014
Restructuring liability	$—	$0.1	$(0.1)	$—

	$—	$0.1	$(0.1)	$—

Note 5—Share-Based Compensation

The table below summarizes the share-based compensation expense for the three and nine months ended October 3, 2015 and September 27, 2014, respectively. This share-based compensation expense was recorded in SG&A expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Amended and Restated Cott Corporation Equity Incentive Plan, as amended (the “Equity Incentive Plan”), (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the Equity Incentive Plan, (iii) “Stock options” mean non-qualified stock options granted under the Equity Incentive Plan or the Restated 1986 Common Share Option Plan, as amended (the “Option Plan”), as the case may be, and (iv) “Director share awards” mean common shares issued in consideration of the annual board retainer fee to non-management members of our board of directors under the Equity Incentive Plan.

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(in millions of U.S. dollars)	2015	2014	2015	2014
Stock options	$0.6	$0.4	$1.5	$1.2
Performance-based RSUs	1.0	0.2	4.0	1.0
Time-based RSUs	0.7	0.7	1.9	2.1
Director share awards	—	0.2	1.0	0.6

Total	$2.3	$1.5	$8.4	$4.9

As of October 3, 2015, the unrecognized share-based compensation expense and years we expect to recognize it as compensation expense were as follows:

	Unrecognized share-based	Weighted average years
	compensation expense	expected to recognize
(in millions of U.S. dollars, except years)	as of October 3, 2015	compensation
Stock options	$3.2	1.9
Performance-based RSUs	8.7	2.1
Time-based RSUs	3.0	1.7

Total	$14.9

Stock option activity for the nine months ended October 3, 2015 was as follows:

	Shares	Weighted average
	(in thousands)	exercise price
Balance at January 3, 2015	1,221	$7.77
Awarded	685	9.22
Exercised	(113)	4.94

Outstanding at October 3, 2015	1,793	$8.50

Exercisable at October 3, 2015	297	$6.60

During the nine months ended October 3, 2015, Performance-based RSU and Time-based RSU activity was as follows:

	Number of	Weighted	Number of	Weighted
	Performance-	Average	Time-based	Average
	based RSUs	Grant-Date	RSUs	Grant-Date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Balance at January 3, 2015	1,782	$7.01	664	$8.63
Awarded	320	9.22	212	9.22
Awarded in connection with modification	55	7.90	—	—
Issued	(255)	6.87	(10)	8.60
Forfeited	(5)	8.52	(21)	8.51

Outstanding at October 3, 2015	1,897	$7.42	845	$8.78

Certain stock options were granted under the Option Plan, prior to its termination. As of October 3, 2015, all options granted under the Option Plan have been exercised, forfeited or terminated, as applicable.

Note 6—Income Taxes

Income tax benefit was $16.3 million on pre-tax income of $7.2 million for the nine months ended October 3, 2015, as compared to an income tax expense of $3.8 million on pre-tax loss of $0.8 million for the nine months ended September 27, 2014. As a result of the DSS Acquisition in the fourth quarter of 2014, the Company expects to generate taxable income in the future in the United States and as such is now able to realize tax benefits, such as net operating losses, generated in the United States.

The Company has significant global permanent book to tax differences that exceed its estimated income before taxes on an annual basis, thus small changes in estimated income before taxes or changes in year to date income before taxes between jurisdictions can cause material fluctuations in the estimated effective tax rate on a quarterly basis. The Company has therefore calculated its income tax provision for the nine months ended October 3, 2015 on a discrete basis for the United States rather than using the estimated annual effective tax rate for the year, in accordance with ASC 740.

Note 7—Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributed to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributed to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, Time-based RSUs and Convertible Preferred Shares during the periods presented. The dilutive effect of the Convertible Preferred Shares is calculated using the if-converted method. In applying the if-converted method, the Convertible Preferred Shares are assumed to have been converted at the beginning of the period (or at the time of issuance, if later). Set forth below is a reconciliation of the numerator and denominator for the diluted earnings per common share computations for the periods indicated:

Numerator

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(in millions of U.S. dollars)	2015	2014	2015	2014
Net income (loss) attributed to Cott Corporation	$4.8	$1.3	$1.0	$(8.7)
Plus:
Accumulated dividends on convertible preferred shares[1]	—	—	—	—
Foreign exchange impact on redemption of convertible preferred shares[1]	—	—	—	—

Diluted net income (loss) attributed to Cott Corporation	$4.8	$1.3	$1.0	$(8.7)

Denominator

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands)	2015	2014	2015	2014
Weighted average number of shares outstanding - basic	109,686	93,607	100,818	94,053
Dilutive effect of stock options	236	39	146	—
Dilutive effect of Performance-based RSUs[2]	—	276	–	—
Dilutive effect of Time-based RSUs	488	426	423	—
Dilutive effect of Convertible Preferred Shares[1]	—	—	—	—

Adjusted weighted average number of shares outstanding - diluted	110,410	94,348	101,387	94,053

1.	For the nine months ended October 3, 2015, we excluded the impact of the Convertible Preferred Shares from the computation of diluted net income per common share as the Convertible Preferred Shares were anti-dilutive for purposes of calculating diluted net income per common share as a result of the addition of the accumulated dividends and foreign exchange impact on redemption to net income per common share attributable to Cott Corporation to the numerator and the addition of 15,620,632 incremental common shares assumed outstanding applying the if-converted method to the denominator in such calculation.
2.	For the three and nine months ended October 3, 2015, we excluded the outstanding Performance-based RSUs from the computation of diluted net income per common share because the performance conditions would not have been satisfied assuming October 3, 2015 was the end of the performance measurement period.

For the three and nine months ended October 3, 2015, the average market price of the common shares was greater than the exercise price of all outstanding stock options and therefore no stock options were excluded from the computation of diluted net income (loss) per share. For the three and nine months ended September 27, 2014, we excluded 832,951 stock options from the computation of diluted net income (loss) per share because the average market price of the common shares was less than the options’ exercise price. In addition, we excluded the impact of the remaining stock options, Performance-based RSUs and Time-based RSUs from the computation of diluted net loss per share as they were considered anti-dilutive for purposes of calculating loss per share for the nine months ended September 27, 2014.

Note 8—Segment Reporting

Our product lines include CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, purified, spring, artesian, distilled and fluoridated bottled water, energy drinks and shots, sports products, new age beverages, ready-to-drink teas and alcoholic beverages, beverage concentrates, liquid enhancers and freezeables, as well as hot chocolate, coffee, malt drinks, creamers/whiteners and cereals. In addition, Cott is a national direct-to-consumer provider of bottled water, office coffee and water filtration services offering a comprehensive portfolio of beverage products, equipment and supplies to approximately 1.5 million customer locations through its network of over 200 warehouse, branch and distribution facilities and daily operation of over 2,200 routes. During the nine months ended September 27, 2014, our business operated through three reporting segments—North America, U.K., and All Other (which includes our Mexico operating segment, our Royal Crown International (“RCI”) operating segment and other miscellaneous expenses). Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. In December 2014, we added a fourth reporting segment, DSS, in connection with the DSS Acquisition.

	North			All
(in millions of U.S. dollars)	America	DSS	U.K.	Other	Corporate	Elimination	Total
For the Three Months Ended October 3, 2015
Revenue, net[1]	$338.5	$268.1	$139.9	$15.4	$—	(6.3)	$755.6
Depreciation and amortization	19.4	32.3	5.9	0.5	—	—	58.1
Operating income (loss)	8.3	14.0	7.0	3.1	(3.8)	—	28.6
Additions to property, plant and equipment	8.4	18.0	1.5	0.4	—	—	28.3
For the Nine Months Ended October 3, 2015
Revenue, net[1]	$1,026.2	765.4	425.9	44.8	—	(17.1)	$2,245.2
Depreciation and amortization	61.3	94.3	16.8	1.3	—	—	173.7
Operating income (loss)	33.8	25.7	25.5	8.4	(12.0)	—	81.4
Additions to property, plant and equipment	20.1	56.8	7.7	0.9	—	—	85.5
As of October 3, 2015
Property, plant and equipment, net	297.1	397.9	101.9	6.3	—	—	803.2
Goodwill	121.0	568.0	57.6	4.5	—	—	751.1
Intangibles and other assets	249.4	396.0	91.2	—	—	—	736.6
Total assets[2]	983.2	1,543.8	417.9	30.4	—	—	2,975.3

1.	Intersegment revenue between North America and the other reporting segments was $6.3 million and $17.1 million for the three and nine months ended October 3, 2015, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

	North			All
(in millions of U.S. dollars)	America	DSS	U.K.	Other	Corporate	Elimination	Total
For the Three Months Ended September 27, 2014
Revenue, net[1]	$351.7	$—	$172.0	$16.8	$—	(5.5)	$535.0
Depreciation and amortization	20.3	—	6.1	0.4	—	—	26.8
Operating income (loss)	8.9	—	10.3	2.6	(3.0)	—	18.8
Additions to property, plant and equipment	7.9	—	2.5	0.4	—	—	10.8
For the Nine Months Ended September 27, 2014
Revenue, net[1]	$1,081.8	$—	$445.3	$49.9	$—	(17.7)	$1,559.3
Depreciation and amortization	61.4	—	15.0	1.3	—	—	77.7
Operating income (loss)	26.7	—	23.2	8.2	(8.8)	—	49.3
Additions to property, plant and equipment	20.9	—	10.1	0.4	—	—	31.4
As of January 3, 2015
Property, plant and equipment, net	331.9	415.4	109.9	7.3	—	—	864.5
Goodwill	123.7	556.9	58.5	4.5	—	—	743.6
Intangibles and other assets	266.8	415.5	99.2	0.2	—	—	781.7
Total assets[2]	1,077.7	1,572.8	426.8	30.4	—	—	3,107.7

1.	Intersegment revenue between North America and the other reporting segments was $5.5 million and $17.7 million for the three and nine months ended September 27, 2014, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

For the nine months ended October 3, 2015, sales to Walmart accounted for 18.1% (September 27, 2014—26.4%) of our total revenue, 32.9% of our North America reporting segment revenue (September 27, 2014—32.5%), 11.8% of our U.K. reporting segment revenue (September 27, 2014—12.9%), 4.1% of our All Other reporting segment revenue (September 27, 2014—3.1%), and 2.2% of our DSS reporting segment revenue.

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

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(in millions of U.S. dollars)	2015	2014	2015	2014
United States	$298.5	$307.4	$906.8	$946.1

Total	$298.5	$307.4	$906.8	$946.1

Revenues are attributed to reporting segments based on the location of the customer. Revenues by channel by reporting segment were as follows:

For the Three Months Ended October 3, 2015

	North			All
(in millions of U.S. dollars)	America	DSS	U.K.	Other	Elimination	Total
Revenue
Private label retail	$270.4	$17.0	$65.4	$0.9	$(0.4)	$353.3
Branded retail	30.0	22.9	42.0	0.9	(0.3)	95.5
Contract packaging	31.1	—	30.3	5.7	(2.4)	64.7
Home and office bottled water delivery	—	173.3	—	—	—	173.3
Office coffee services	—	28.1	—	—	—	28.1
Other	7.0	26.8	2.2	7.9	(3.2)	40.7

Total	$338.5	$268.1	$139.9	$15.4	$(6.3)	$755.6

For the Nine Months Ended October 3, 2015

	North			All
(in millions of U.S. dollars)	America	DSS	U.K.	Other	Elimination	Total
Revenue
Private label retail	$827.8	$49.7	$198.1	$3.7	$(1.6)	$1,077.7
Branded retail	87.9	63.2	131.3	3.3	(1.2)	284.5
Contract packaging	88.0	—	89.6	16.4	(4.0)	190.0
Home and office bottled water delivery	—	487.7	—	—	—	487.7
Office coffee services	—	89.8	—	—	—	89.8
Other	22.5	75.0	6.9	21.4	(10.3)	115.5

Total	$1,026.2	$765.4	$425.9	$44.8	$(17.1)	$2,245.2

For the Three Months Ended September 27, 2014

	North		All
(in millions of U.S. dollars)	America	U.K.	Other	Elimination	Total
Revenue
Private label retail	$291.7	$84.0	$1.8	$(0.4)	$377.1
Branded retail	28.9	47.9	1.3	(0.4)	77.7
Contract packaging	23.0	37.7	6.1	(1.2)	65.6
Home and office bottled water delivery	—	—	—	—	—
Office coffee services	—	—	—	—	—
Other	8.1	2.4	7.6	(3.5)	14.6

Total	$351.7	$172.0	$16.8	$(5.5)	$535.0

For the Nine Months Ended September 27, 2014

	North		All
(in millions of U.S. dollars)	America	U.K.	Other	Elimination	Total
Revenue
Private label retail	$905.3	$226.5	$4.5	$(0.8)	$1,135.5
Branded retail	81.9	127.6	3.6	(1.3)	211.8
Contract packaging	71.3	87.1	20.6	(6.0)	173.0
Home and office bottled water delivery	—	—	—	—	—
Office coffee services	—	—	—	—	—
Other	23.3	4.1	21.2	(9.6)	39.0

Total	$1,081.8	$445.3	$49.9	$(17.7)	$1,559.3

Property, plant and equipment, net by geographic area as of October 3, 2015 and January 3, 2015 were as follows:

	October 3,	January 3,
(in millions of U.S. dollars)	2015	2015
North America	$695.0	$747.3
U.K.	101.9	109.9
All Other	6.3	7.3

Total	$803.2	$864.5

Note 9—Inventories

The following table summarizes inventories as of October 3, 2015 and January 3, 2015:

	October 3,	January 3,
(in millions of U.S. dollars)	2015	2015
Raw materials	$93.5	$105.8
Finished goods[1]	128.2	118.4
Resale items	12.5	17.4
Other	19.7	20.8

Total	$253.9	$262.4

1.	Recently acquired DSS finished goods inventory of $8.9 million were reclassified to property, plant and equipment, net as of January 3, 2015 (see Note 1 to the Consolidated Financial Statements) to be consistent with Cott’s accounting treatment.

Note 10—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of October 3, 2015:

	October 3, 2015
(in millions of U.S. dollars)	Cost	Accumulated Amortization	Net
Intangibles
Not subject to amortization
Rights [1]	$45.0	—	$45.0
DSS Trademarks	183.1	—	183.1

Total intangibles not subject to amortization	228.1	—	228.1
Subject to amortization
Customer relationships	648.5	(222.0)	426.5
Trademarks	33.3	(28.1)	5.2
Information technology	52.8	(28.4)	24.4
Other	7.9	(4.3)	3.6

Total intangibles subject to amortization	742.5	(282.8)	459.7

Total intangibles	970.6	(282.8)	687.8

Other assets
Financing costs	38.1	(12.1)	26.0
Deposits	9.5	—	9.5
Other	14.9	(1.6)	13.3

Total other assets	62.5	(13.7)	48.8

Total intangibles and other assets	$1,033.1	$(296.5)	$736.6

1.	Relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico.

Amortization expense of intangibles and other assets was $19.9 million and $58.7 million for the three and nine months ended October 3, 2015, respectively, compared to $9.8 million and $27.0 million for the comparable prior year periods.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2015	$18.1
2016	67.8
2017	59.5
2018	53.1
2019	45.3
Thereafter	215.9

Total	$459.7

Note 11—Debt

Our total debt as of October 3, 2015 and January 3, 2015 was as follows:

(in millions of U.S. dollars)	October 3, 2015	January 3, 2015
6.750% senior notes due in 2020	$625.0	$625.0
10.000% senior notes due in 2021[1]	391.5	405.6
5.375% senior notes due in 2022	525.0	525.0
ABL facility	152.0	229.0
GE Term Loan	6.9	8.2
Capital leases and other debt financing	3.2	5.2

Total debt	1,703.6	1,798.0
Less: Short-term borrowings and current debt:
ABL facility	152.0	229.0

Total short-term borrowings	152.0	229.0
GE Term Loan - current maturities	2.1	2.0
Capital leases and other financing - current maturities	1.6	2.0

Total current debt	155.7	233.0

Total long-term debt	$1,547.9	$1,565.0

1.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The effective interest rate is 7.515%.

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

On December 12, 2014, in connection with the DSS Acquisition, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $400.0 million (which, with the accordion feature, if used, permits us to increase the lenders’ commitments under the ABL facility to $450.0 million, subject to certain conditions), (2) extend the maturity date to the earliest of (i) December 12, 2019, (ii) June 12, 2019, if we have not redeemed, repurchased or refinanced the 2020 Notes by May 28, 2019, or (iii) any earlier date on which the commitments under the ABL facility are reduced to zero or otherwise terminated, (3) include DSS and its subsidiaries as borrowers, (4) permit certain adjustments to the borrowing base calculation, (5) permit the debt, liens and intercreditor arrangements contemplated by the supplemental indenture entered into in connection with the DSS Notes, (6) permit certain other indebtedness that we issued or assumed in connection with the DSS Acquisition, and (7) permit certain other changes to dollar thresholds and limitations within our covenants generally reflecting the increased size of the facility. We incurred approximately $1.7 million of financing fees in connection with the amendment of the ABL facility.

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

As of October 3, 2015, we had $152.0 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $41.2 million of letters of credit, was $206.8 million as of October 3, 2015. As of that date, our total availability under the ABL facility was $350.6 million, which was based on our borrowing base (accounts receivable, inventory, and fixed assets). As a result of our outstanding borrowings under the ABL facility of $152.0 million and outstanding letters of credit of $41.2 million, our excess availability under the ABL facility was $157.4 million.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The issuer of the notes is our wholly-owned U.S. subsidiary Cott Beverages Inc. (“CBI”), and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. The interest is payable semi-annually on January 1st and July 1st of each year. On May 13, 2015, we exchanged the notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2022 Notes”).

We incurred $9.6 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

10.000% Senior Notes due in 2021

On August 30, 2013, DS Services of America, Inc. (formerly DS Waters of America, Inc.) issued $350.0 million of senior secured notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. In July 2014, the notes were exchanged for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “DSS Notes”). In November 2014, DSS solicited consent from the holders of the DSS Notes to certain modifications and amendments to the August 30, 2013 indenture and related security documents. On December 2, 2014, the requisite consents from the holders of the DSS Notes were obtained, with a consent payment of approximately $19.2 million. At the DSS Acquisition closing, we and most of our U.S., Canadian and U.K. subsidiaries executed a supplemental indenture to be added as guarantors to the DSS Notes. The interest on the DSS Notes is payable semi-annually on March 1st and September 1st of each year.

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

6.750% Senior Notes due in 2020

On December 12, 2014, we issued the $625.0 million of 6.75% senior notes due January 1, 2020 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The issuer of the notes is CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. The interest is payable semi-annually on January 1st and July 1st of each year. On July 14, 2015, we exchanged the notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2020 Notes”).

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

Note 12—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the nine months ended October 3, 2015 were as follows:

(in millions of U.S. dollars)[1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance January 3, 2015	$0.2	$(12.4)	$(38.8)	$(51.0)

OCI before reclassifications	(5.2)	—	(13.1)	(18.3)
Amounts reclassified from AOCI	0.3	0.7	—	1.0

Net current-period OCI	(4.9)	0.7	(13.1)	(17.3)

Ending balance October 3, 2015	$(4.7)	$(11.7)	$(51.9)	$(68.3)

1.	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three and nine months ended October 3, 2015 and September 27, 2014, respectively.

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components[1]	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(0.9)	$(0.1)	$(0.7)	$0.1	Cost of sales

	$(0.9)	$(0.1)	$(0.7)	$0.1	Total before taxes
	0.4	—	0.4	—	Tax (expense) or benefit

	$(0.5)	$(0.1)	$(0.3)	$0.1	Net of tax

Amortization of pension benefit plan items
Prior service costs[2]	$(0.2)	$(0.1)	$(0.7)	$(0.3)

	(0.2)	(0.1)	(0.7)	(0.3)	Total before taxes
	—	—	—	—	Tax (expense) or benefit

	$(0.2)	$(0.1)	$(0.7)	$(0.3)	Net of tax

Total reclassifications for the period	$(0.7)	$(0.2)	$(1.0)	$(0.2)	Net of tax

1.	Amounts in parentheses indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 13—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $41.2 million in standby letters of credit outstanding as of October 3, 2015 (September 27, 2014—$6.9 million).

In March 2014, we had a favorable legal settlement in the amount of $3.5 million, of which $3.0 million was collected in April 2014 and the remaining $0.5 million was collected in December 2014.

In May 2014, we completed the Aimia Acquisition, which included deferred consideration of £19.9 million ($33.5 million), which was paid by us on September 15, 2014 and aggregate contingent consideration of up to £16.0 million ($24.3 million at exchange rates in effect on October 3, 2015), which is payable upon achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016.

In June 2013, our U.K. reporting segment acquired 100% of the share capital of Cooke Bros. Holdings Limited. The terms of the transaction included the payment of deferred consideration, the final payment of which (approximately $2.5 million) was paid during the second quarter of 2015.

Note 14—Preferred Shares

As a portion of the consideration in the DSS Acquisition, we issued to certain former security holders of DSS approximately $116.1 million of Convertible Preferred Shares and approximately $32.7 million of Non-Convertible Preferred Shares, which shares were redeemable at our option. As of June 11, 2015, all of the outstanding Preferred Shares were redeemed for an aggregate cash payment of $151.3 million, which included accrued and unpaid dividends of $2.5 million. The aggregate cash payment was funded primarily through an issuance of our common shares, which generated cash proceeds, net of related issuance expenses and broker commissions, of approximately $142.5 million. The difference in the U.S. dollar and Canadian dollar exchange rates at issuance of the Preferred Shares compared to those exchange rates in effect at redemption, resulted in an adjustment to retained earnings upon redemption of approximately $12.0 million.

Note 15—Share Repurchase Program

On May 6, 2014, our board of directors approved the renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2014. In connection with the DSS Acquisition, we suspended our share repurchase program during the fourth quarter of 2014 and we made no additional repurchases of our common shares. The share repurchase program expired on May 21, 2015.

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

Credit Risk Associated with Derivatives

We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review promptly any downgrade in counterparty credit rating. We mitigate pre-settlement risk by being permitted to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended October 3, 2015 or September 27, 2014, respectively. These foreign exchange contracts typically have maturities of less than eighteen months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $11.1 million and $22.5 million as of October 3, 2015 and January 3, 2015, respectively. Approximately $0.8 million and nil of unrealized net of tax gains related to the foreign currency cash flow hedges were included in AOCI as of October 3, 2015 and September 27, 2014, respectively. The hedge ineffectiveness for these cash flow hedging instruments was not material during the periods presented.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $57.1 million and $55.4 million as of October 3, 2015 and January 3, 2015, respectively. Approximately $5.7 million and $0.7 million of unrealized net of tax losses related to the commodity swaps were included in AOCI as of October 3, 2015 and September 27, 2014, respectively. The cumulative hedge ineffectiveness for these hedging instruments was not material for the nine months ended October 3, 2015 and September 27, 2014, respectively.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was $1.0 million and $1.2 million as of October 3, 2015 and January 3, 2015, respectively. The fair value of the Company’s derivative liabilities included in accrued liabilities was $8.5 million and $2.3 million as of October 3, 2015 and January 3, 2015, respectively. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars) Derivative Contract	October 3 ,2015		January 3, 2015
	Assets	Liabilities	Assets	Liabilities
Foreign currency hedge	$1.0	$—	$1.0	$—
Aluminum swaps	—	(8.5)	0.2	(2.3)

	$1.0	$(8.5)	$1.2	$(2.3)

Aluminum swaps subject to enforceable master netting arrangements are presented on a net basis in the reconciliation above. The fair value of the aluminum swap assets and liabilities which are shown on a net basis are reconciled in the table below:

	October 3 ,2015		January 3, 2015
(in millions of U.S. dollars)	Assets	Liabilities	Assets	Liabilities
Aluminum swap assets	$—	$—	$0.2	$0.2
Aluminum swap liabilities	—	(8.5)	—	(2.5)

Net asset (liability)	$—	$(8.5)	$0.2	$(2.3)

The settlement of our derivative instruments resulted in a charge to cost of sales of $0.9 million and $0.7 million for the three and nine months ended October 3, 2015, respectively, compared with a charge to cost of sales of $0.1 million and a credit to costs of sales of $0.1 million for the comparable prior year periods.

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

Our derivative assets represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets as of October 3, 2015 and January 3, 2015 was $1.0 million and $1.2 million, respectively. The fair value for the derivative liabilities as of October 3, 2015 and January 3, 2015 was $8.5 million and $2.3 million, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of October 3, 2015 and January 3, 2015 were as follows:

	October 3, 2015		January 3, 2015
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.750% senior notes due in 2020[1]	$625.0	$643.0	$625.0	$630.1
10.000% senior notes due in 2021[1,2]	391.5	402.9	405.6	403.4
5.375% senior notes due in 2022[1]	525.0	506.6	525.0	481.7

Total	$1,541.5	$1,552.5	$1,555.6	$1,515.2

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.
2.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.

Fair Value of contingent consideration

We estimated the fair value of the contingent consideration related to the Aimia Acquisition based on financial projections of the acquired business and estimated probabilities of achievement of certain EBITDA targets. The fair value was based on significant inputs not observable in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The acquisition date fair value of the contingent consideration was determined to be £10.6 million ($16.1 million at exchange rates in effect on October 3, 2015) using a present valued probability-weighted income approach. During the second quarter of 2015, we recorded a fair value adjustment of £0.4 million ($0.6 million at exchange rates in effect on July 4, 2015) to the contingent consideration based on review of the key assumptions used to calculate the fair value at the acquisition date. The change in the fair value adjustment of the contingent consideration was recognized in other expense (income), net in the Consolidated Statement of Operations for the nine months ended October 3, 2015. The maximum potential payout is £16.0 million ($24.3 million at exchange rates in effect on October 3, 2015) on an undiscounted basis.

Note 18—Guarantor Subsidiaries

The DSS Notes assumed as part of the DSS Acquisition are guaranteed on a senior secured basis pursuant to guarantees by Cott Corporation and certain other 100% owned direct and indirect subsidiaries (the “DSS Guarantor Subsidiaries”). DSS and each DSS Guarantor Subsidiary is 100% owned by Cott Corporation. The guarantees of the DSS Notes by Cott Corporation and the DSS Guarantor Subsidiaries are full and unconditional, and all such guarantees are joint and several. The guarantees of the DSS Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

We have not presented separate financial statements and separate disclosures have not been provided concerning the DSS Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with Securities and Exchange Commission (“SEC”) interpretations governing reporting of subsidiary financial information.

The following summarized condensed consolidating financial information of the Company sets forth on a consolidating basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, DSS, the DSS Guarantor Subsidiaries and our other non-guarantor subsidiaries (the “DSS Non-Guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of DSS in their respective subsidiaries using the equity method of accounting.

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 3, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$37.0	$268.1	$431.3	$33.3	$(14.1)	$755.6
Cost of sales	31.4	104.3	375.2	26.3	(14.1)	523.1

Gross profit	5.6	163.8	56.1	7.0	—	232.5
Selling, general and administrative expenses	6.0	142.5	44.2	3.5	—	196.2
Loss on disposal of property, plant & equipment	—	0.9	0.2	—	—	1.1
Acquisition and integration expenses	—	6.4	0.2	—	—	6.6

Operating (loss) income	(0.4)	14.0	11.5	3.5	—	28.6
Other expense (income), net	0.8	(0.6)	0.3	0.1	—	0.6
Intercompany interest expense (income), net	—	10.8	(10.8)	—	—	—
Interest expense, net	—	7.4	20.0	—	—	27.4

(Loss) income before income tax (benefit) expense and equity income	(1.2)	(3.6)	2.0	3.4	—	0.6
Income tax (benefit) expense	(0.2)	(1.2)	(4.3)	(0.1)	—	(5.8)
Equity income	5.8	—	1.0	—	(6.8)	—

Net income (loss)	$4.8	$(2.4)	$7.3	$3.5	$(6.8)	$6.4
Less: Net income attributable to non-controlling interests	—	—	—	1.6	—	1.6

Net income (loss) attributed to Cott Corporation	$4.8	$(2.4)	$7.3	$1.9	$(6.8)	$4.8

Comprehensive (loss) income attributed to Cott Corporation	$(8.9)	$(2.4)	$(19.8)	$3.9	$18.3	$(8.9)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 3, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$113.9	$765.4	$1,307.1	$103.0	$(44.2)	$2,245.2
Cost of sales	96.8	305.5	1,129.6	83.1	(44.2)	1,570.8

Gross profit	17.1	459.9	177.5	19.9	—	674.4
Selling, general and administrative expenses	16.4	418.8	130.1	9.6	—	574.9
Loss (gain) on disposal of property, plant & equipment	—	2.9	(0.2)	—	—	2.7
Acquisition and integration expenses	—	12.5	2.9	—	—	15.4

Operating income	0.7	25.7	44.7	10.3	—	81.4
Other (income) expense, net	(9.0)	(1.0)	1.1	0.1	—	(8.8)
Intercompany interest (income) expense, net	(4.9)	32.7	(27.8)	—	—	—
Interest expense, net	0.1	22.2	60.7	—	—	83.0

Income (loss) before income tax expense (benefit) and equity income	14.5	(28.2)	10.7	10.2	—	7.2
Income tax expense (benefit)	2.8	(10.2)	(9.0)	0.1	—	(16.3)
Equity income	7.2	—	4.0	—	(11.2)	—

Net income (loss)	$18.9	$(18.0)	$23.7	$10.1	$(11.2)	$23.5
Less: Net income attributable to non-controlling interests	—	—	—	4.6	—	4.6
Less: Accumulated dividends on convertible preferred shares	4.5	—	—	—	—	4.5
Less: Accumulated dividends on non-convertible preferred shares	1.4	—	—	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—	12.0

Net income (loss) attributed to Cott Corporation	$1.0	$(18.0)	$23.7	$5.5	$(11.2)	$1.0

Comprehensive (loss) income attributed to Cott Corporation	$(16.3)	$(18.0)	$23.7	$8.7	$(14.4)	$(16.3)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 27, 2014
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$42.3	$—	$469.8	$35.7	$(12.8)	$535.0
Cost of sales	36.2	—	412.1	30.0	(12.8)	465.5

Gross profit	6.1	—	57.7	5.7	—	69.5
Selling, general and administrative expenses	5.5	—	41.7	2.7	—	49.9
Loss on disposal of property, plant & equipment	0.2	—	0.2	—	—	0.4
Restructuring	0.1	—	—	—	—	0.1
Asset impairments	—	—	(0.2)	—	—	(0.2)
Acquisition and integration expenses	—	—	0.5	—	—	0.5

Operating income	0.3	—	15.5	3.0	—	18.8
Other expense, net	0.2	—	5.2	—	—	5.4
Interest expense, net	0.1	—	8.8	0.1	—	9.0

Income before income tax expense and equity income	—	—	1.5	2.9	—	4.4
Income tax expense	—	—	1.8	—	—	1.8
Equity income	1.3	—	1.4	—	(2.7)	—

Net income (loss)	$1.3	$—	$1.1	$2.9	$(2.7)	$2.6
Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net income (loss) attributed to Cott Corporation	$1.3	$—	$1.1	$1.6	$(2.7)	$1.3

Comprehensive (loss) income attributed to Cott Corporation	$(14.6)	$—	$(32.8)	$3.2	$29.6	$(14.6)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 27, 2014
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$129.0	$—	$1,363.9	$104.0	$(37.6)	$1,559.3
Cost of sales	111.4	—	1,194.3	86.5	(37.6)	1,354.6

Gross profit	17.6	—	169.6	17.5	—	204.7
Selling, general and administrative expenses	18.3	—	120.3	8.9	—	147.5
Loss on disposal of property, plant & equipment	0.2	—	0.2	—	—	0.4
Restructuring	2.1	—	0.3	—	—	2.4
Asset impairments	0.9	—	0.8	—	—	1.7
Acquisition and integration expenses	—	—	3.4	—	—	3.4

Operating (loss) income	(3.9)	—	44.6	8.6	—	49.3
Other (income) expense, net	(9.1)	—	31.9	0.1	—	22.9
Interest expense, net	0.2	—	26.9	0.1	—	27.2

Income (loss) before income tax (benefit) expense and equity (loss) income	5.0	—	(14.2)	8.4	—	(0.8)
Income tax (benefit) expense	(1.4)	—	5.1	0.1	—	3.8
Equity (loss) income	(15.1)	—	4.1	—	11.0	—

Net (loss) income	$(8.7)	$—	$(15.2)	$8.3	$11.0	$(4.6)
Less: Net income attributable to non-controlling interests	—	—	—	4.1	—	4.1
Net (loss) income attributed to Cott Corporation	$(8.7)	$—	$(15.2)	$4.2	$11.0	$(8.7)

Comprehensive (loss) income attributed to Cott Corporation	$(17.9)	$—	$6.9	$5.0	$(11.9)	$(17.9)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of October 3, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$2.0	$20.6	$33.7	$7.4	$—	$63.7
Accounts receivable, net of allowance	17.3	122.1	197.1	10.9	(23.0)	324.4
Income taxes recoverable	—	0.6	0.4	0.1	—	1.1
Inventories	13.5	28.6	205.3	6.5	—	253.9
Prepaid expenses and other assets	2.7	10.0	24.6	0.2	—	37.5

Total current assets	35.5	181.9	461.1	25.1	(23.0)	680.6
Property, plant & equipment, net	31.3	397.9	367.2	6.8	—	803.2
Goodwill	20.7	568.0	162.4	—	—	751.1
Intangibles and other assets, net	0.9	396.0	336.0	3.7	—	736.6
Deferred income taxes	2.7	—	37.8	0.2	(37.8)	2.9
Other tax receivable	—	—	0.9	—	—	0.9
Due from affiliates	411.4	—	544.4	—	(955.8)	—
Investments in subsidiaries	193.6	—	398.9	—	(592.5)	—

Total assets	$696.1	$1,543.8	$2,308.7	$35.8	$(1,609.1)	$2,975.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$152.0	$—	$—	$152.0
Current maturities of long-term debt	—	—	3.1	0.6	—	3.7
Accounts payable and accrued liabilities	36.6	126.6	286.1	9.9	(23.0)	436.2

Total current liabilities	36.6	126.6	441.2	10.5	(23.0)	591.9
Long-term debt	—	391.5	1,156.4	—	—	1,547.9
Deferred income taxes	—	112.8	20.3	—	(37.8)	95.3
Other long-term liabilities	0.5	34.7	41.0	1.2	—	77.4
Due to affiliates	1.2	543.3	382.5	28.8	(955.8)	—

Total liabilities	38.3	1,208.9	2,041.4	40.5	(1,016.6)	2,312.5
Equity
Capital stock, no par	532.6	355.6	702.8	38.5	(1,096.9)	532.6
Additional paid-in-capital	53.0	—	—	—	—	53.0
Retained earnings (deficit)	140.5	(20.8)	(430.8)	(56.6)	508.2	140.5
Accumulated other comprehensive (loss) income	(68.3)	0.1	(4.7)	8.4	(3.8)	(68.3)

Total Cott Corporation equity	657.8	334.9	267.3	(9.7)	(592.5)	657.8
Non-controlling interests	—	—	—	5.0	—	5.0

Total equity	657.8	334.9	267.3	(4.7)	(592.5)	662.8

Total liabilities and equity	$696.1	$1,543.8	$2,308.7	$35.8	$(1,609.1)	$2,975.3

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 3, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$6.2	$34.4	$38.2	$7.4	$—	$86.2
Accounts receivable, net of allowance	16.2	105.4	358.8	12.2	(186.9)	305.7
Income taxes recoverable	—	0.6	0.6	0.4	—	1.6
Inventories	12.4	34.2	210.3	5.5	—	262.4
Prepaid expenses and other assets	3.2	10.3	45.4	0.4	—	59.3

Total current assets	38.0	184.9	653.3	25.9	(186.9)	715.2
Property, plant & equipment, net	38.2	415.5	403.0	7.8	—	864.5
Goodwill	23.4	556.9	163.3	—	—	743.6
Intangibles and other assets, net	0.7	415.6	358.7	6.7	—	781.7
Deferred income taxes	2.5	—	—	—	—	2.5
Other tax receivable	0.1	—	0.1	—	—	0.2
Due from affiliates	183.8	—	403.0	0.1	(586.9)	—
Investments in subsidiaries	436.3	—	973.1	—	(1,409.4)	—

Total assets	$723.0	$1,572.9	$2,954.5	$40.5	$(2,183.2)	$3,107.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$229.0	$—	$—	$229.0
Current maturities of long-term debt	0.1	—	3.0	0.9	—	4.0
Accounts payable and accrued liabilities	30.4	106.8	461.9	8.1	(186.9)	420.3

Total current liabilities	30.5	106.8	693.9	9.0	(186.9)	653.3
Long-term debt	—	405.6	1,158.8	0.6	—	1,565.0
Deferred income taxes	—	129.3	(9.4)	—	—	119.9
Other long-term liabilities	0.4	29.6	40.5	1.3	—	71.8
Due to affiliates	1.3	548.8	3.9	32.9	(586.9)	—

Total liabilities	32.2	1,220.1	1,887.7	43.8	(773.8)	2,410.0
Convertible preferred shares	116.1	—	—	—	—	116.1
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Capital stock, no par	388.3	355.5	1,766.0	39.7	(2,161.2)	388.3
Additional paid-in-capital	46.6	—	—	—	—	46.6
Retained earnings (deficit)	158.1	(2.8)	(694.5)	(55.1)	752.4	158.1
Accumulated other comprehensive (loss) income	(51.0)	0.1	(4.7)	5.2	(0.6)	(51.0)

Total Cott Corporation equity	542.0	352.8	1,066.8	(10.2)	(1,409.4)	542.0
Non-controlling interests	—	—	—	6.9	—	6.9

Total equity	542.0	352.8	1,066.8	(3.3)	(1,409.4)	548.9

Total liabilities, preferred shares and equity	$723.0	$1,572.9	$2,954.5	$40.5	$(2,183.2)	$3,107.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 3, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income (loss)	$4.8	$(2.4)	$7.3	$3.5	$(6.8)	$6.4
Depreciation & amortization	1.2	32.3	23.3	1.3	—	58.1
Amortization of financing fees	0.1	—	1.1	—	—	1.2
Amortization of senior notes premium	—	(1.3)	—	—	—	(1.3)
Share-based compensation expense	—	0.6	1.7	—	—	2.3
(Decrease) increase in deferred income taxes	(1.6)	1.8	(4.9)	—	—	(4.7)
Loss on disposal of property, plant & equipment	—	0.9	0.2	—	—	1.1
Equity income, net of distributions	(5.8)	—	(1.0)	—	6.8	—
Intercompany dividends	0.2	—	3.3	—	(3.5)	—
Other non-cash items	(3.1)	(1.1)	9.2	(0.3)	—	4.7
Net change in operating assets and liabilities, net of acquisition	(0.2)	1.4	18.4	4.4	—	24.0

Net cash (used in) provided by operating activities	(4.4)	32.2	58.6	8.9	(3.5)	91.8

Investing Activities
Acquisition, net of cash received	—	(22.0)	—	—	—	(22.0)
Additions to property, plant & equipment	(0.5)	(18.5)	(8.7)	(0.6)	—	(28.3)
Additions to intangibles and other assets	—	—	(0.5)	—	—	(0.5)
Proceeds from sale of property, plant & equipment	—	0.3	0.1	—	—	0.4

Net cash used in investing activities	(0.5)	(40.2)	(9.1)	(0.6)	—	(50.4)

Financing Activities
Payments of long-term debt	(0.1)	—	(0.8)	(0.1)	—	(1.0)
Borrowings under ABL	—	—	52.4	—	—	52.4
Payments under ABL	—	—	(97.3)	—	—	(97.3)
Distributions to non-controlling interests	—	—	—	(3.2)	—	(3.2)
Issuance of common shares	0.5	—	—	—	—	0.5
Financing fees	—	—	(0.1)	—	—	(0.1)
Common shares repurchased and cancelled	(0.1)	—	—	—	—	(0.1)
Dividends paid to common and preferred shareowners	(6.5)	—	—	—	—	(6.5)
Intercompany dividends	—	—	(0.2)	(3.3)	3.5	—

Net cash used in financing activities	(6.2)	—	(46.0)	(6.6)	3.5	(55.3)

Effect of exchange rate changes on cash	(0.7)	—	(0.6)	(0.1)	—	(1.4)

Net (decrease) increase in cash & cash equivalents	(11.8)	(8.0)	2.9	1.6	—	(15.3)

Cash & cash equivalents, beginning of period	13.8	28.6	30.8	5.8	—	79.0

Cash & cash equivalents, end of period	$2.0	$20.6	$33.7	$7.4	$—	$63.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 3, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income (loss)	$18.9	$(18.0)	$23.7	$10.1	$(11.2)	$23.5
Depreciation & amortization	3.6	94.3	71.7	4.1	—	173.7
Amortization of financing fees	0.1	—	3.5	—	—	3.6
Amortization of senior notes premium	—	(4.2)	—	—	—	(4.2)
Share-based compensation expense	1.2	1.7	5.4	0.1	—	8.4
Decrease in deferred income taxes	(0.5)	(10.8)	(10.1)	(0.2)	—	(21.6)
Loss (gain) on disposal of property, plant & equipment	—	2.9	(0.2)	—	—	2.7
Equity income, net of distributions	(7.2)	—	(4.0)	—	11.2	—
Intercompany dividends	4.5	—	7.0	—	(11.5)	—
Other non-cash items	(9.9)	(1.1)	(0.5)	(0.3)	—	(11.8)
Net change in operating assets and liabilities, net of acquisition	18.6	(11.4)	(17.0)	1.9	—	(7.9)

Net cash provided by operating activities	29.3	53.4	79.5	15.7	(11.5)	166.4

Investing Activities
Acquisition, net of cash received	—	(22.5)	—	—	—	(22.5)
Additions to property, plant & equipment	(1.0)	(57.3)	(26.2)	(1.0)	—	(85.5)
Additions to intangibles and other assets	—	(1.9)	(0.8)	—	—	(2.7)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	14.5	26.4	—	—	40.9

Net cash used in investing activities	(1.0)	(67.2)	(0.6)	(1.0)	—	(69.8)

Financing Activities
Payments of long-term debt	(0.1)	—	(2.2)	(0.6)	—	(2.9)
Borrowings under ABL	—	—	801.3	—	—	801.3
Payments under ABL	—	—	(874.5)	—	—	(874.5)
Distributions to non-controlling interests	—	—	—	(6.8)	—	(6.8)
Issuance of common shares	143.1	—	—	—	—	143.1
Financing fees	—	—	(0.3)	—	—	(0.3)
Common shares repurchased and cancelled	(0.8)	—	—	—	—	(0.8)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Dividends paid to common and preferred shareowners	(24.5)	—	—	—	—	(24.5)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	—	(4.5)	(7.0)	11.5	—

Net cash used in financing activities	(31.1)	—	(82.7)	(14.4)	11.5	(116.7)
Effect of exchange rate changes on cash	(1.4)	—	(0.7)	(0.3)	—	(2.4)

Net decrease in cash & cash equivalents	(4.2)	(13.8)	(4.5)	—	—	(22.5)

Cash & cash equivalents, beginning of period	6.2	34.4	38.2	7.4	—	86.2

Cash & cash equivalents, end of period	$2.0	$20.6	$33.7	$7.4	$—	$63.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 27, 2014
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income (loss)	$1.3	$—	$1.1	$2.9	$(2.7)	$2.6
Depreciation & amortization	1.7	—	23.7	1.4	—	26.8
Amortization of financing fees	—	—	0.7	—	—	0.7
Share-based compensation expense	0.1	—	1.3	0.1	—	1.5
(Decrease) increase in deferred income taxes	(0.3)	—	2.5	—	—	2.2
Loss on disposal of property, plant & equipment	0.2	—	0.2	—	—	0.4
Asset impairments	—	—	(0.2)	—	—	(0.2)
Write off of financing fees and discount	—	—	0.8	—	—	0.8
Equity income, net of distributions	(1.3)	—	(1.4)	—	2.7	—
Intercompany dividends	44.2	—	2.5	—	(46.7)	—
Other non-cash items	(0.2)	—	0.2	—	—	—
Net change in operating assets and liabilities	(36.6)	—	59.5	2.8	—	25.7

Net cash provided by operating activities	9.1	—	90.9	7.2	(46.7)	60.5

Investing Activities
Additions to property, plant & equipment	—	—	(10.4)	(0.4)	—	(10.8)
Additions to intangibles and other assets	—	—	(1.5)	—	—	(1.5)
Proceeds from sale of property, plant & equipment	—	—	1.6	—	—	1.6

Net cash used in investing activities	—	—	(10.3)	(0.4)	—	(10.7)

Financing Activities
Payments of long-term debt	—	—	(79.3)	(0.8)	—	(80.1)
Borrowings under ABL	—	—	191.1	—	—	191.1
Payments under ABL	—	—	(156.0)	—	—	(156.0)
Distributions to non-controlling interests	—	—	—	(2.4)	—	(2.4)
Financing fees	—	—	(1.2)	—	—	(1.2)
Common shares repurchased and cancelled	(4.6)	—	—	—	—	(4.6)
Payment of deferred consideration for acquisitions	—	—	(32.4)	—	—	(32.4)
Dividends paid to common shareholders	(5.6)	—	—	—	—	(5.6)
Intercompany dividends	—	—	(44.2)	(2.5)	46.7	—

Net cash used in financing activities	(10.2)	—	(122.0)	(5.7)	46.7	(91.2)
Effect of exchange rate changes on cash	(0.4)	—	(1.6)	(0.1)	—	(2.1)

Net (decrease) increase in cash & cash equivalents	(1.5)	—	(43.0)	1.0	—	(43.5)

Cash & cash equivalents, beginning of period	7.2	—	77.0	6.7	—	90.9

Cash & cash equivalents, end of period	$5.7	$—	$34.0	$7.7	$—	$47.4

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 27, 2014
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net (loss) income	$(8.7)	$—	$(15.2)	$8.3	$11.0	$(4.6)
Depreciation & amortization	4.8	—	68.6	4.3	—	77.7
Amortization of financing fees	0.1	—	1.8	—	—	1.9
Share-based compensation expense	0.9	—	3.9	0.1	—	4.9
(Decrease) increase in deferred income taxes	(1.6)	—	5.7	—	—	4.1
Loss on disposal of property, plant & equipment	0.2	—	0.2	—	—	0.4
Asset impairments	0.9	—	0.8	—	—	1.7
Write off of financing fees and discount	—	—	4.1	—	—	4.1
Equity loss (income), net of distributions	15.1	—	(4.1)	—	(11.0)	—
Intercompany dividends	62.4	—	7.5	—	(69.9)	—
Other non-cash items	(0.4)	—	(0.3)	—	—	(0.7)
Net change in operating assets and liabilities	(44.3)	—	(13.2)	5.5	—	(52.0)

Net cash provided by operating activities	29.4	—	59.8	18.2	(69.9)	37.5

Investing Activities
Acquisitions, net of cash received	—	—	(80.8)	—	—	(80.8)
Additions to property, plant & equipment	(0.9)	—	(30.1)	(0.4)	—	(31.4)
Additions to intangibles and other assets	—	—	(4.3)	—	—	(4.3)
Proceeds from sale of property, plant & equipment	—	—	1.6	—	—	1.6

Net cash used in investing activities	(0.9)	—	(113.6)	(0.4)	—	(114.9)

Financing Activities
Payments of long-term debt	(0.1)	—	(391.7)	(0.8)	—	(392.6)
Issue of long-term debt	—	—	525.0	—	—	525.0
Borrowings under ABL	—	—	474.3	—	—	474.3
Payments under ABL	—	—	(455.4)	—	—	(455.4)
Distributions to non-controlling interests	—	—	—	(7.2)	—	(7.2)
Financing fees	—	—	(9.1)	—	—	(9.1)
Common shares repurchased and cancelled	(7.7)	—	—	—	—	(7.7)
Payment of deferred consideration for acquisitions	—	—	(32.4)	—	—	(32.4)
Dividends paid to common shareholders	(16.4)	—	—	—	—	(16.4)
Intercompany dividends	—	—	(62.4)	(7.5)	69.9	—

Net cash (used in) provided by financing activities	(24.2)	—	48.3	(15.5)	69.9	78.5
Effect of exchange rate changes on cash	(0.1)	—	(0.7)	(0.1)	—	(0.9)

Net increase (decrease) in cash & cash equivalents	4.2	—	(6.2)	2.2	—	0.2

Cash & cash equivalents, beginning of period	1.5	—	40.2	5.5	—	47.2

Cash & cash equivalents, end of period	$5.7	$—	$34.0	$7.7	$—	$47.4

The 2022 Notes and 2020 Notes, each issued by our 100% owned subsidiary, CBI, are guaranteed on a senior secured basis pursuant to guarantees by Cott Corporation and certain other 100% owned direct and indirect subsidiaries (the “Cott Guarantor Subsidiaries”). CBI and each Cott Guarantor Subsidiary is 100% owned by Cott Corporation. The guarantees of the 2022 Notes and the 2020 Notes by Cott Corporation and the Cott Guarantor Subsidiaries are full and unconditional, and all such guarantees are joint and several. The guarantees of the Cott Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

We have not presented separate financial statements and separate disclosures have not been provided concerning the Cott Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with SEC interpretations governing reporting of subsidiary financial information.

The following summarized condensed consolidating financial information of the Company sets forth on a consolidating basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, CBI, the Cott Guarantor Subsidiaries and our other non-guarantor subsidiaries (the “Cott Non-Guarantor Subsidiaries”). The supplemental financial information reflects our investments and those of CBI in their respective subsidiaries using the equity method of accounting.

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 3, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$37.0	$182.1	$517.3	$33.3	$(14.1)	$755.6
Cost of sales	31.4	156.3	323.2	26.3	(14.1)	523.1

Gross profit	5.6	25.8	194.1	7.0	—	232.5
Selling, general and administrative expenses	6.0	23.8	162.9	3.5	—	196.2
Loss on disposal of property, plant & equipment	—	0.2	0.9	—	—	1.1
Acquisition and integration expenses	—	0.2	6.4	—	—	6.6

Operating (loss) income	(0.4)	1.6	23.9	3.5	—	28.6
Other expense (income), net	0.8	(0.1)	(0.2)	0.1	—	0.6
Intercompany interest (income) expense, net	—	(14.1)	14.1	—	—	—
Interest expense, net	—	19.8	7.6	—	—	27.4

(Loss) income before income tax benefit and equity income (loss)	(1.2)	(4.0)	2.4	3.4	—	0.6
Income tax benefit	(0.2)	(4.2)	(1.3)	(0.1)	—	(5.8)
Equity income (loss)	5.8	1.6	(0.6)	—	(6.8)	—

Net income	$4.8	$1.8	$3.1	$3.5	$(6.8)	$6.4
Less: Net income attributable to non-controlling interests	—	—	—	1.6	—	1.6

Net income attributed to Cott Corporation	$4.8	$1.8	$3.1	$1.9	$(6.8)	$4.8

Comprehensive (loss) income attributed to Cott Corporation	$(8.9)	$(7.8)	$8.9	$3.9	$(5.0)	$(8.9)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 3, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$113.9	$549.2	$1,523.3	$103.0	$(44.2)	$2,245.2
Cost of sales	96.8	467.0	968.1	83.1	(44.2)	1,570.8

Gross profit	17.1	82.2	555.2	19.9	—	674.4
Selling, general and administrative expenses	16.4	72.2	476.7	9.6	—	574.9
(Gain) loss on disposal of property, plant & equipment	—	(0.2)	2.9	—	—	2.7
Acquisition and integration expenses	—	2.2	13.2	—	—	15.4

Operating income	0.7	8.0	62.4	10.3	—	81.4
Other (income) expense, net	(9.0)	(0.1)	0.2	0.1	—	(8.8)
Intercompany interest (income) expense, net	(4.9)	(39.6)	44.5	—	—	—
Interest expense, net	0.1	60.1	22.8	—	—	83.0

Income (loss) before income tax expense (benefit) and equity income (loss)	14.5	(12.4)	(5.1)	10.2	—	7.2
Income tax expense (benefit)	2.8	(10.7)	(8.5)	0.1	—	(16.3)
Equity income (loss)	7.2	4.6	(0.6)	—	(11.2)	—

Net income	$18.9	$2.9	$2.8	$10.1	$(11.2)	$23.5
Less: Net income attributable to non-controlling interests	—	—	—	4.6	—	4.6
Less: Accumulated dividends on convertible preferred shares	4.5	—	—	—	—	4.5
Less: Accumulated dividends on non-convertible preferred shares	1.4	—	—	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—	12.0

Net income attributed to Cott Corporation	$1.0	$2.9	$2.8	$5.5	$(11.2)	$1.0

Comprehensive (loss) income attributed to Cott Corporation	$(16.3)	$(4.1)	$9.8	$8.7	$(14.4)	$(16.3)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 27, 2014
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$42.3	$187.0	$282.8	$35.7	$(12.8)	$535.0
Cost of sales	36.2	161.0	251.1	30.0	(12.8)	465.5

Gross profit	6.1	26.0	31.7	5.7	—	69.5
Selling, general and administrative expenses	5.5	25.1	16.6	2.7	—	49.9
Loss on disposal of property, plant & equipment	0.2	—	0.2	—	—	0.4
Restructuring	0.1	—	—	—	—	0.1
Asset impairments	—	—	(0.2)	—	—	(0.2)
Acquisition and integration expenses	—	0.3	0.2	—	—	0.5

Operating income	0.3	0.6	14.9	3.0	—	18.8
Other expense, net	0.2	4.7	0.5	—	—	5.4
Intercompany interest (income) expense, net	—	(4.6)	4.6	—	—	—
Interest expense, net	0.1	8.5	0.3	0.1	—	9.0

(Loss) income before income tax expense and equity income	—	(8.0)	9.5	2.9	—	4.4
Income tax expense	—	1.7	0.1	—	—	1.8
Equity income	1.3	1.4	1.8	—	(4.5)	—

Net income (loss)	$1.3	$(8.3)	$11.2	$2.9	$(4.5)	$2.6
Less: Net income attributable to non-controlling interests	—	—	—	1.3	—	1.3

Net income (loss) attributed to Cott Corporation	$1.3	$(8.3)	$11.2	$1.6	$(4.5)	$1.3

Comprehensive (loss) income attributed to Cott Corporation	$(14.6)	$(35.6)	$4.2	$3.2	$28.2	$(14.6)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 27, 2014
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$129.0	$562.0	$801.9	$104.0	$(37.6)	$1,559.3
Cost of sales	111.4	483.7	710.6	86.5	(37.6)	1,354.6

Gross profit	17.6	78.3	91.3	17.5	—	204.7
Selling, general and administrative expenses	18.3	76.3	44.0	8.9	—	147.5
Loss on disposal of property, plant & equipment	0.2	—	0.2	—	—	0.4
Restructuring	2.1	0.2	0.1	—	—	2.4
Asset impairments	0.9	—	0.8	—	—	1.7
Acquisition and integration expenses	—	1.3	2.1	—	—	3.4

Operating (loss) income	(3.9)	0.5	44.1	8.6	—	49.3
Other (income) expense, net	(9.1)	21.8	10.1	0.1	—	22.9
Intercompany interest (income) expense, net	—	(12.0)	12.0	—	—	—
Interest expense, net	0.2	26.0	0.9	0.1	—	27.2

Income (loss) before income tax (benefit) expense and equity (loss) income	5.0	(35.3)	21.1	8.4	—	(0.8)
Income tax (benefit) expense	(1.4)	4.6	0.5	0.1	—	3.8
Equity (loss) income	(15.1)	4.1	8.8	—	2.2	—

Net (loss) income	$(8.7)	$(35.8)	$29.4	$8.3	$2.2	$(4.6)
Less: Net income attributable to non-controlling interests	—	—	—	4.1	—	4.1

Net (loss) income attributed to Cott Corporation	$(8.7)	$(35.8)	$29.4	$4.2	$2.2	$(8.7)

Comprehensive (loss) income attributed to Cott Corporation	$(17.9)	$(41.9)	$57.6	$5.0	$(20.7)	$(17.9)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of October 3, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$2.0	$1.3	$53.0	$7.4	$—	$63.7
Accounts receivable, net of allowance	17.3	63.1	366.3	10.9	(133.2)	324.4
Income taxes recoverable	—	0.6	0.4	0.1	—	1.1
Inventories	13.5	80.2	153.7	6.5	—	253.9
Prepaid expenses and other assets	2.7	16.9	17.7	0.2	—	37.5

Total current assets	35.5	162.1	591.1	25.1	(133.2)	680.6
Property, plant & equipment, net	31.3	163.9	601.2	6.8	—	803.2
Goodwill	20.7	4.5	725.9	—	—	751.1
Intangibles and other assets, net	0.9	101.5	630.5	3.7	—	736.6
Deferred income taxes	2.7	37.8	—	0.2	(37.8)	2.9
Other tax receivable	—	0.9	—	—	—	0.9
Due from affiliates	411.4	588.7	2.8	—	(1,002.9)	—
Investments in subsidiaries	193.6	847.3	685.0	—	(1,725.9)	—

Total assets	$696.1	$1,906.7	$3,236.5	$35.8	$(2,899.8)	$2,975.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$152.0	$—	$—	$—	$152.0
Current maturities of long-term debt	—	2.7	0.4	0.6	—	3.7
Accounts payable and accrued liabilities	36.6	231.9	291.0	9.9	(133.2)	436.2

Total current liabilities	36.6	386.6	291.4	10.5	(133.2)	591.9
Long-term debt	—	1,155.1	392.8	—	—	1,547.9
Deferred income taxes	—	—	133.1	—	(37.8)	95.3
Other long-term liabilities	0.5	20.1	55.6	1.2	—	77.4
Due to affiliates	1.2	1.6	971.3	28.8	(1,002.9)	—

Total liabilities	38.3	1,563.4	1,844.2	40.5	(1,173.9)	2,312.5
Equity
Capital stock, no par	532.6	685.1	1,506.7	38.5	(2,230.3)	532.6
Additional paid-in-capital	53.0	—	—	—	—	53.0
Retained earnings (deficit)	140.5	(326.2)	(125.4)	(56.6)	508.2	140.5
Accumulated other comprehensive (loss) income	(68.3)	(15.6)	11.0	8.4	(3.8)	(68.3)

Total Cott Corporation equity	657.8	343.3	1,392.3	(9.7)	(1,725.9)	657.8
Non-controlling interests	—	—	—	5.0	—	5.0

Total equity	657.8	343.3	1,392.3	(4.7)	(1,725.9)	662.8

Total liabilities and equity	$696.1	$1,906.7	$3,236.5	$35.8	$(2,899.8)	$2,975.3

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 3, 2015
	Cott Corporation	Cott Beverages, Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$6.2	$8.6	$64.0	$7.4	$—	$86.2
Accounts receivable, net of allowance	16.2	130.4	333.8	12.2	(186.9)	305.7
Income taxes recoverable	—	0.6	0.6	0.4	—	1.6
Inventories	12.4	72.5	172.0	5.5	—	262.4
Prepaid expenses and other assets	3.2	39.5	16.2	0.4	—	59.3

Total current assets	38.0	251.6	586.6	25.9	(186.9)	715.2
Property, plant & equipment, net	38.2	178.4	640.1	7.8	—	864.5
Goodwill	23.4	4.5	715.7	—	—	743.6
Intangibles and other assets, net	0.7	105.3	669.0	6.7	—	781.7
Deferred income taxes	2.5	30.5	—	—	(30.5)	2.5
Other tax receivable	0.1	0.1	—	—	—	0.2
Due from affiliates	183.8	564.5	3.0	0.1	(751.4)	—
Investments in subsidiaries	436.3	623.5	349.6	—	(1,409.4)	—

Total assets	$723.0	$1,758.4	$2,964.0	$40.5	$(2,378.2)	$3,107.7

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$229.0	$—	$—	$—	$229.0
Current maturities of long-term debt	0.1	2.5	0.5	0.9	—	4.0
Accounts payable and accrued liabilities	30.4	212.4	356.3	8.1	(186.9)	420.3

Total current liabilities	30.5	443.9	356.8	9.0	(186.9)	653.3
Long-term debt	—	1,157.1	407.3	0.6	—	1,565.0
Deferred income taxes	—	—	150.4	—	(30.5)	119.9
Other long-term liabilities	0.4	5.8	64.3	1.3	—	71.8
Due to affiliates	1.3	1.7	715.5	32.9	(751.4)	—

Total liabilities	32.2	1,608.5	1,694.3	43.8	(968.8)	2,410.0
Convertible preferred shares	116.1	—	—	—	—	116.1
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Capital stock, no par	388.3	525.7	1,595.8	39.7	(2,161.2)	388.3
Additional paid-in-capital	46.6	—	—	—	—	46.6
Retained earnings (deficit)	158.1	(367.2)	(330.1)	(55.1)	752.4	158.1
Accumulated other comprehensive (loss) income	(51.0)	(8.6)	4.0	5.2	(0.6)	(51.0)

Total Cott Corporation equity	542.0	149.9	1,269.7	(10.2)	(1,409.4)	542.0
Non-controlling interests	—	—	—	6.9	—	6.9

Total equity	542.0	149.9	1,269.7	(3.3)	(1,409.4)	548.9

Total liabilities, preferred shares and equity	$723.0	$1,758.4	$2,964.0	$40.5	$(2,378.2)	$3,107.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 3, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$4.8	$1.8	$3.1	$3.5	$(6.8)	$6.4
Depreciation & amortization	1.2	9.9	45.7	1.3	—	58.1
Amortization of financing fees	0.1	1.1	—	—	—	1.2
Amortization of senior notes premium	—	—	(1.3)	—	—	(1.3)
Share-based compensation expense	—	1.7	0.6	—	—	2.3
(Decrease) increase in deferred income taxes	(1.6)	(3.5)	0.4	—	—	(4.7)
Loss on disposal of property, plant & equipment	—	0.2	0.9	—	—	1.1
Equity (income) loss, net of distributions	(5.8)	(1.6)	0.6	—	6.8	—
Intercompany dividends	0.2	5.9	—	—	(6.1)	—
Other non-cash items	(3.1)	2.1	6.0	(0.3)	—	4.7
Net change in operating assets and liabilities, net of acquisitions	(0.2)	22.3	(2.5)	4.4	—	24.0

Net cash (used in) provided by operating activities	(4.4)	39.9	53.5	8.9	(6.1)	91.8

Investing Activities
Acquisitions, net of cash received	—	—	(22.0)	—	—	(22.0)
Additions to property, plant & equipment	(0.5)	(3.8)	(23.4)	(0.6)	—	(28.3)
Additions to intangibles and other assets	—	(0.5)	—	—	—	(0.5)
Proceeds from sale of property, plant & equipment	—	0.1	0.3	—	—	0.4

Net cash used in investing activities	(0.5)	(4.2)	(45.1)	(0.6)	—	(50.4)

Financing Activities
Payments of long-term debt	(0.1)	(0.7)	(0.1)	(0.1)	—	(1.0)
Borrowings under ABL	—	43.0	9.4	—	—	52.4
Payments under ABL	—	(81.7)	(15.6)	—	—	(97.3)
Distributions to non-controlling interests	—	—	—	(3.2)	—	(3.2)
Issuance of common shares	0.5	—	—	—	—	0.5
Financing fees	—	(0.1)	—	—	—	(0.1)
Common shares repurchased and cancelled	(0.1)	—	—	—	—	(0.1)
Dividends paid to common shareowners	(6.5)	—	—	—	—	(6.5)
Intercompany dividends	—	—	(2.8)	(3.3)	6.1	—

Net cash used in financing activities	(6.2)	(39.5)	(9.1)	(6.6)	6.1	(55.3)
Effect of exchange rate changes on cash	(0.7)	—	(0.6)	(0.1)	—	(1.4)

Net (decrease) increase in cash & cash equivalents	(11.8)	(3.8)	(1.3)	1.6	—	(15.3)

Cash & cash equivalents, beginning of period	13.8	5.1	54.3	5.8	—	79.0

Cash & cash equivalents, end of period	$2.0	$1.3	$53.0	$7.4	$—	$63.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 3, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Operating Activities
Net income	$18.9	$2.9	$2.8	$10.1	$(11.2)	$23.5
Depreciation & amortization	3.6	32.1	133.9	4.1	—	173.7
Amortization of financing fees	0.1	3.4	0.1	—	—	3.6
Amortization of senior notes premium	—	—	(4.2)	—	—	(4.2)
Share-based compensation expense	1.2	5.0	2.1	0.1	—	8.4
Decrease in deferred income taxes	(0.5)	(10.4)	(10.5)	(0.2)	—	(21.6)
(Gain) loss on disposal of property, plant & equipment	—	(0.2)	2.9	—	—	2.7
Equity (income) loss, net of distributions	(7.2)	(4.6)	0.6	—	11.2	—
Intercompany dividends	4.5	9.6	8.4	—	(22.5)	—
Other non-cash items	(9.9)	(1.8)	0.2	(0.3)	—	(11.8)
Net change in operating assets and liabilities, net of acquisitions	18.6	29.8	(58.2)	1.9	—	(7.9)

Net cash provided by operating activities	29.3	65.8	78.1	15.7	(22.5)	166.4

Investing Activities
Acquisitions, net of cash received	—	—	(22.5)	—	—	(22.5)
Additions to property, plant & equipment	(1.0)	(15.0)	(68.5)	(1.0)	—	(85.5)
Additions to intangibles and other assets	—	(0.8)	(1.9)	—	—	(2.7)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	26.4	14.5	—	—	40.9

Net cash (used in) provided by investing activities	(1.0)	10.6	(78.4)	(1.0)	—	(69.8)

Financing Activities
Payments of long-term debt	(0.1)	(2.0)	(0.2)	(0.6)	—	(2.9)
Borrowings under ABL	—	757.0	44.3	—	—	801.3
Payments under ABL	—	(830.0)	(44.5)	—	—	(874.5)
Distributions to non-controlling interests	—	—	—	(6.8)	—	(6.8)
Issuance of common shares	143.1	—	—	—	—	143.1
Financing fees	—	(0.3)	—	—	—	(0.3)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Common shares repurchased and cancelled	(0.8)	—	—	—	—	(0.8)
Dividends paid to common and preferred shareowners	(24.5)	—	—	—	—	(24.5)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	(8.4)	(7.1)	(7.0)	22.5	—

Net cash used in financing activities	(31.1)	(83.7)	(10.0)	(14.4)	22.5	(116.7)
Effect of exchange rate changes on cash	(1.4)	—	(0.7)	(0.3)	—	(2.4)

Net decrease in cash & cash equivalents	(4.2)	(7.3)	(11.0)	—	—	(22.5)

Cash & cash equivalents, beginning of period	6.2	8.6	64.0	7.4	—	86.2

Cash & cash equivalents, end of period	$2.0	$1.3	$53.0	$7.4	$—	$63.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended September 27, 2014
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Operating Activities
Net income (loss)	$1.3	$(8.3)	$11.2	$2.9	$(4.5)	$2.6
Depreciation & amortization	1.7	9.8	13.9	1.4	—	26.8
Amortization of financing fees	—	0.7	—	—	—	0.7
Share-based compensation expense	0.1	1.1	0.2	0.1	—	1.5
(Decrease) increase in deferred income taxes	(0.3)	1.8	0.7	—	—	2.2
Loss on disposal of property, plant & equipment	0.2	—	0.2	—	—	0.4
Asset impairments	—	—	(0.2)	—	—	(0.2)
Write-off of financing fees and discount	—	0.8	—	—	—	0.8
Equity income, net of distributions	(1.3)	(1.4)	(1.8)	—	4.5	—
Intercompany dividends	44.2	2.5	—	—	(46.7)	—
Other non-cash items	(0.2)	—	0.2	—	—	—
Net change in operating assets and liabilities, net of acquisitions	(36.6)	47.4	12.1	2.8	—	25.7

Net cash provided by operating activities	9.1	54.4	36.5	7.2	(46.7)	60.5

Investing Activities
Additions to property, plant & equipment	—	(7.8)	(2.6)	(0.4)	—	(10.8)
Additions to intangibles and other assets	—	(1.5)	—	—	—	(1.5)
Proceeds from sale of property, plant & equipment	—	1.6	—	—	—	1.6

Net cash used in investing activities	—	(7.7)	(2.6)	(0.4)	—	(10.7)

Financing Activities
Payments of long-term debt	—	(79.2)	(0.1)	(0.8)	—	(80.1)
Borrowings under ABL	—	191.1	—	—	—	191.1
Payments under ABL	—	(156.0)	—	—	—	(156.0)
Distributions to non-controlling interests	—	—	—	(2.4)	—	(2.4)
Financing fees	—	(1.2)	—	—	—	(1.2)
Common shares repurchased and cancelled	(4.6)	—	—	—	—	(4.6)
Payment of deferred consideration for acquisitions	—	(32.4)	—	—	—	(32.4)
Dividends paid to common shareholders	(5.6)	—	—	—	—	(5.6)
Intercompany dividends	—	—	(44.2)	(2.5)	46.7	—

Net cash used in financing activities	(10.2)	(77.7)	(44.3)	(5.7)	46.7	(91.2)
Effect of exchange rate changes on cash	(0.4)	—	(1.6)	(0.1)	—	(2.1)

Net (decrease) increase in cash & cash equivalents	(1.5)	(31.0)	(12.0)	1.0	—	(43.5)

Cash & cash equivalents, beginning of period	7.2	32.9	44.1	6.7	—	90.9

Cash & cash equivalents, end of period	$5.7	$1.9	$32.1	$7.7	$—	$47.4

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended September 27, 2014
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Operating Activities
Net (loss) income	$(8.7)	$(35.8)	$29.4	$8.3	$2.2	$(4.6)
Depreciation & amortization	4.8	29.8	38.8	4.3	—	77.7
Amortization of financing fees	0.1	1.7	0.1	—	—	1.9
Share-based compensation expense	0.9	3.4	0.5	0.1	—	4.9
(Decrease) increase in deferred income taxes	(1.6)	4.4	1.3	—	—	4.1
Loss on disposal of property, plant & equipment	0.2	—	0.2	—	—	0.4
Asset impairments	0.9	—	0.8	—	—	1.7
Write-off of financing fees and discount	—	4.1	—	—	—	4.1
Equity loss (income), net of distributions	15.1	(4.1)	(8.8)	—	(2.2)	—
Intercompany dividends	62.4	7.5	9.3	—	(79.2)	—
Other non-cash items	(0.4)	(0.2)	(0.1)	—	—	(0.7)
Net change in operating assets and liabilities, net of acquisitions	(44.3)	(89.0)	75.8	5.5	—	(52.0)

Net cash provided by (used in) operating activities	29.4	(78.2)	147.3	18.2	(79.2)	37.5

Investing Activities
Acquisitions, net of cash received	—	—	(80.8)	—	—	(80.8)
Additions to property, plant & equipment	(0.9)	(20.0)	(10.1)	(0.4)	—	(31.4)
Additions to intangibles and other assets	—	(4.3)	—	—	—	(4.3)
Proceeds from sale of property, plant & equipment	—	1.6	—	—	—	1.6

Net cash used in investing activities	(0.9)	(22.7)	(90.9)	(0.4)	—	(114.9)

Financing Activities
Payments of long-term debt	(0.1)	(391.4)	(0.3)	(0.8)	—	(392.6)
Issuance of long-term debt	—	525.0	—	—	—	525.0
Borrowings under ABL	—	474.3	—	—	—	474.3
Payments under ABL	—	(455.4)	—	—	—	(455.4)
Distributions to non-controlling interests	—	—	—	(7.2)	—	(7.2)
Financing fees	—	(9.1)	—	—	—	(9.1)
Common shares repurchased and cancelled	(7.7)	—	—	—	—	(7.7)
Payment of deferred consideration for acquisitions	—	(32.4)	—	—	—	(32.4)
Dividends paid to common shareholders	(16.4)	—	—	—	—	(16.4)
Intercompany dividends	—	(9.3)	(62.4)	(7.5)	79.2	—

Net cash (used in) provided by financing activities	(24.2)	101.7	(62.7)	(15.5)	79.2	78.5
Effect of exchange rate changes on cash	(0.1)	—	(0.7)	(0.1)	—	(0.9)

Net increase (decrease) in cash & cash equivalents	4.2	0.8	(7.0)	2.2	—	0.2

Cash & cash equivalents, beginning of period	1.5	1.1	39.1	5.5	—	47.2

Cash & cash equivalents, end of period	$5.7	$1.9	$32.1	$7.7	$—	$47.4

Note 19—Subsequent Events

On October 27, 2015, our board of directors declared a dividend of $0.06 per share on common shares, payable in cash on December 10, 2015 to shareowners of record at the close of business on December 1, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Cott Corporation. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended January 3, 2015 (the “2014 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2014 Annual Report and in Item 1A of this report.

Overview

We are one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors and have one of the broadest home and office bottled water and office coffee services distribution networks in the United States with the ability to service approximately 90% of U.S. households, as well as national, regional and local offices. Our objective of creating sustainable long-term growth in revenue and profitability is predicated on working closely with our customers to provide proven profitable products. As a “fast follower” of innovative products, our goal is to identify which new products are succeeding in the marketplace and develop similar high quality products at a better value. This objective is increasingly relevant in more difficult economic times.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. During the first nine months of 2015, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill all or a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the nine months ended October 3, 2015 and September 27, 2014 accounted for 18.1% and 26.4% of total revenue, respectively.

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

Acquisition and Financing Transactions

During the three months ended October 3, 2015, we, through our subsidiary, DS Services of America, Inc., acquired two home and office delivery (“HOD”) water businesses for an aggregate cash purchase price of $10.6 million. In addition to these two HOD water businesses, we also acquired three HOD water businesses during the first half of the year for an aggregate cash purchase price of $0.5 million. We have accounted for all of these transactions as business combinations in accordance with U.S. GAAP. These acquisitions support our previously announced objective of strategic acquisitions where we expect to be able to leverage synergies with our existing business.

On June 25, 2015, we entered into a sale-leaseback transaction (the “Sale-Leaseback Transaction”) involving five of our manufacturing, production and distribution facilities in North America, pursuant to which we received cash proceeds of $40.1 million, after related transaction expenses, and recorded a gain of $22.6 million. The facilities are being leased from the buyer-lessor over an initial lease term of 20 years and the lease is classified as an operating lease. We determined we have retained the lease rights to the facilities but not the benefits and risks incident to ownership; thus $21.6 million of the $22.6 million gain was deferred, with the remaining $1.0 million recognized as a gain on sale in loss on disposal of property, plant & equipment in our Consolidated Statement of Operations for the nine months ended October 3, 2015. This deferred gain is being amortized as a reduction to rent expense over the 20-year initial lease term.

On May 26, 2015, we completed an offering, on a bought deal basis, of 16,215,000 common shares at a price of $9.25 per share for gross proceeds to us of approximately $150.0 million (the “Offering”). We incurred $6.0 million of underwriter commissions and $1.5 million in professional fees in connection with the Offering. The proceeds of the Offering were used to redeem all of the Preferred Shares (as defined below) (see Note 14 to the Consolidated Financial Statements).

In connection with the Offering, we amended the ABL facility (as defined below) on May 26, 2015 to, among other things, (1) facilitate the redemption of the Preferred Shares, (2) modify the sale-leaseback covenant to allow for the inclusion of properties that were owned by certain subsidiaries of the Company for more than 180 days, and (3) make miscellaneous other technical changes.

In December 2014, we completed the acquisition by merger of DSS Group, Inc. (the “DSS Group”), parent company to DS Services of America, Inc. (collectively “DSS”), a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “DSS Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion paid through a combination of incremental borrowings under our asset based lending credit facility (“ABL facility”) of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due January 1, 2020, the assumption of existing $350.0 million senior notes due 2021 originally issued by DSS, and the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”) having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares,” and together with the Convertible Preferred Shares, the “Preferred Shares”) having an aggregate value of approximately $32.7 million.

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

We also issued $625.0 million of the 6.75% senior notes due January 1, 2020 in December 2014 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and used the proceeds from the issuance to partially finance the DSS Acquisition. On July 14, 2015, we exchanged the notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2020 Notes”).

In June 2014, we issued $525.0 million of our 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. We used the proceeds to redeem $375.0 million aggregate principal amount of our 8.125% senior notes due 2018 (the “2018 Notes”) and provide additional funding for our operations. On May 13, 2015, we exchanged the privately-placed notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2022 Notes”).

In May 2014, our U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”). Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) payable in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid on September 15, 2014, and aggregate contingent consideration of up to £16.0 million ($24.3 million at exchange rates in effect on October 3, 2015), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment was funded from ABL borrowings and available cash.

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

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our 2014 Annual Report, in Part II, Item 1A. “Risk Factors” in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in a highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	a loss of or a reduction in business in our legacy Cott business with key customers, particularly Walmart;

•	consolidation of retail customers;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	our ability to maintain adequate internal controls and remediate any identified deficiencies;

•	our ability to realize the expected benefits of the DSS Acquisition because of integration difficulties and other challenges;

•	risks associated with the DSS Merger Agreement;

•	changes resulting from our assessment of the system of internal control over financial reporting maintained by DSS;

•	our ability to maintain adequate internal controls and remediate any identified deficiencies;

•	limited financial information on which to evaluate the combined company;

•	the incurrence of substantial indebtedness to finance the DSS Acquisition;

•	our exposure to intangible asset risk;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness and our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems; or

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our Company.

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

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), on both a global and reporting segment basis, which is GAAP earnings (loss) before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, on both a global and reporting segment basis, which is EBITDA excluding restructuring expenses and asset impairments, bond redemption and other financing costs, certain corporate reorganization and regulatory costs, unrealized gain on commodity hedging instruments, unrealized foreign exchange (gain) loss, on disposal of property, plant and equipment (excluding cash proceeds received), acquisition and integration costs related to the DSS Acquisition or the Aimia Acquisition, purchase accounting adjustments and other adjustments, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net income, which is GAAP earnings (losses) excluding restructuring expenses and asset impairments, bond redemption and other financing costs, certain corporate reorganization and regulatory costs, acquisition and integration costs, purchase accounting adjustments, unrealized gain on commodity hedging instruments, unrealized foreign exchange (gain) loss, foreign exchange impact on redemption of preferred shares, loss on disposal of property, plant and equipment (excluding cash proceeds received), and other adjustments, as well as adjusted earnings per diluted share, which is adjusted net income divided by diluted weighted average outstanding shares. We consider these measures to be indicators of our operating performance.

Additionally, we supplement our reporting of net cash provided by operating activities determined in accordance with GAAP by excluding capital expenditures to present free cash flow and adjusted free cash flow (which is free cash flow including bond redemption cash costs, DSS integration capital expenditures and acquisition and integration cash costs, and excluding cash collateral costs), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary Financial Results

Our net income for the three months ended October 3, 2015 (the “third quarter”) and nine months ended October 3, 2015 (“first nine months of 2015” or “year to date”) was $4.8 million, or $0.04 per diluted share and $1.0 million, or $0.01 per diluted share, respectively, compared to net income of $1.3 million, or $0.01 per diluted share, and net loss of $8.7 million, or $0.09 per diluted share, for the three and nine months ended September 27, 2014, respectively.

The following items of significance affected our financial results for the third quarter and first nine months of 2015:

•	revenue increased 44.0% year to date from the comparable prior year period due primarily to the DSS Acquisition, partially offset by unfavorable foreign exchange rates and a mix shift from private label to contract manufacturing in North America and the United Kingdom. Excluding the impact of foreign exchange, revenue increased 47.7% from the comparable prior year period;

•	gross profit as a percentage of revenue increased to 30.0% year to date compared to 13.1% from the comparable prior year period due primarily to the addition of the Aimia and DSS businesses and cost and efficiency savings, partially offset by the impact of unfavorable foreign exchange rates, lower volumes and adverse mix in the U.K. reporting segment;

•	SG&A expenses increased to $574.9 million year to date compared to $147.5 million in the comparable prior year period due primarily to the addition of the DSS business. As a percentage of revenue, SG&A expenses increased to 25.6% from 9.5% in the comparable prior year period;

•	other income, net was $8.8 million year to date compared to other expense, net of $22.9 million in the comparable prior year period due primarily to net realized gains on translation of balances denominated in foreign currencies in the first nine months of 2015 compared to expenses incurred due to the redemption of our 2018 Notes in the comparable prior year period;

•	interest expense increased to $83.0 million year to date compared to $27.2 million in the comparable prior year period due primarily to the issuance of our 2020 Notes, 2022 Notes and the assumption of the existing DSS Notes (as defined below) in connection with the DSS Acquisition;

•	income tax benefit was $16.3 million year to date compared to an income tax expense of $3.8 million in the comparable prior year period due primarily to the recognition of tax benefits in the United States. As a result of the DSS Acquisition in the fourth quarter of 2014, the Company expects to generate taxable income in the future in the United States and as such is now able to realize tax benefits, such as net operating losses, generated in the United States. In the first nine months of 2014, a valuation allowance offset the tax benefits generated in the United States;

•	Adjusted EBITDA increased to $276.5 million year to date from $137.5 million in the comparable prior year period due to the items listed above; and

•	Adjusted net income and adjusted net income per diluted share were $20.0 million and $0.20 year to date, respectively, compared to adjusted net income of $22.7 million and adjusted income per diluted share of $0.24 in the comparable prior year period.

The following items of significance affected our financial results for the third quarter and first nine months of 2014:

•	revenue decreased 3.3% year to date from the comparable prior year period due primarily to adverse CSD volume arising from continued aggressive promotional activity from the national brands as well as an overall mix shift toward contract manufacturing. Excluding the impact of foreign exchange, revenue decreased 4.8% from the comparable prior year period;

•	gross profit as a percentage of revenue decreased to 13.1% year to date compared to 13.3% from the comparable prior year period due primarily to the competitive environment and lower North America volume alongside additional freight and operating costs caused by inclement weather in North America as well as increased freight costs from internal transfers associated with the initial start-up and expansion of contract manufacturing volume, offset in part by a product mix shift into higher margin products;

•	SG&A expenses year to date increased to $147.5 million year to date from $135.3 million in the comparable prior year period due primarily to higher employee-related incentive costs in the current year;

•	other expense, net was $22.9 million year to date compared to other income of $0.4 million in the comparable prior year period due primarily to costs associated with the redemption of our 2018 Notes partially offset by a favorable legal settlement;

•	interest expense decreased by $12.2 million year to date, or 31.0%, as compared to the prior year period due primarily to reduced interest expense resulting from the redemption of our 8.375% Senior Notes due 2017 (the “2017 Notes”) as well as more favorable pricing terms under our ABL facility;

•	income tax expense was $3.8 million year to date compared to $2.3 million in the comparable prior year period due primarily to current year period pre-tax income in certain jurisdictions that is not offset by losses in other jurisdictions that have valuation allowances;

•	Adjusted EBITDA decreased to $137.5 million year to date from $154.3 million in the comparable prior year period due to the items listed above; and

•	Adjusted net income and adjusted income per diluted share were $22.7 million and $0.24 year to date, respectively, compared to adjusted net income of $33.5 million and adjusted income per diluted share of $0.35 in the comparable prior year period.

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for the three and nine months ended October 3, 2015 and September 27, 2014, respectively:

	For the Three Months Ended				For the Nine Months Ended
	October 3, 2015		September 27, 2014		October 3, 2015		September 27, 2014
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	755.6	100.0	535.0	100.0	2,245.2	100.0	1,559.3	100.0
Cost of sales	523.1	69.2	465.5	87.0	1,570.8	70.0	1,354.6	86.9

Gross profit	232.5	30.8	69.5	13.0	674.4	30.0	204.7	13.1
Selling, general, and administrative expenses	196.2	26.0	49.9	9.3	574.9	25.6	147.5	9.5
Loss on disposal of property, plant and equipment	1.1	0.1	0.4	0.1	2.7	0.1	0.4	—
Restructuring	—	—	0.1	—	—	—	2.4	0.2
Asset impairments	—	—	(0.2)	—	—	—	1.7	0.1
Acquisition and integration expenses	6.6	0.9	0.5	0.1	15.4	0.7	3.4	0.2

Operating income	28.6	3.8	18.8	3.5	81.4	3.6	49.3	3.2
Other expense (income), net	0.6	0.1	5.4	1.0	(8.8)	(0.4)	22.9	1.5
Interest expense, net	27.4	3.6	9.0	1.7	83.0	3.7	27.2	1.7

Income (loss) before income taxes	0.6	0.1	4.4	0.8	7.2	0.3	(0.8)	(0.1)
Income tax (benefit) expense	(5.8)	(0.8)	1.8	0.3	(16.3)	(0.7)	3.8	0.2

Net income (loss)	6.4	0.8	2.6	0.5	23.5	1.0	(4.6)	(0.3)
Less: Net income attributable to non-controlling interests	1.6	0.2	1.3	0.2	4.6	0.2	4.1	0.3
Less: Accumulated dividends on preferred shares	—	—	—	—	5.9	0.3	—	—
Less: Foreign exchange impact on redemption of preferred shares	—	—	—	—	12.0	0.5	—	—

Net income (loss) attributed to Cott Corporation	4.8	0.6	1.3	0.2	1.0	—	(8.7)	(0.6)

Depreciation & amortization	58.1	7.7	26.8	5.0	173.7	7.7	77.7	5.0

The following table summarizes our revenue and operating income (loss) by reporting segment for the three and nine months ended October 3, 2015 and September 27, 2014, respectively:

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(in millions of U.S. dollars)	2015	2014	2015	2014
Revenue
North America	$338.5	$351.7	$1,026.2	$1,081.8
DSS	268.1	—	765.4	—
U.K.	139.9	172.0	425.9	445.3
All Other	15.4	16.8	44.8	49.9
Elimination	(6.3)	(5.5)	(17.1)	(17.7)

Total	$755.6	$535.0	$2,245.2	$1,559.3

Operating income (loss)
North America	$8.3	$8.9	$33.8	$26.7
DSS	14.0	—	25.7	—
U.K.	7.0	10.3	25.5	23.2
All Other	3.1	2.6	8.4	8.2
Corporate	(3.8)	(3.0)	(12.0)	(8.8)

Total	$28.6	$18.8	$81.4	$49.3

Revenues are attributed to reporting segments based on the location of the customer.

The following tables summarize revenue by channel for the three and nine months ended October 3, 2015 and September 27, 2014, respectively:

For the Three Months Ended October 3, 2015

	North			All
(in millions of U.S. dollars)	America	DSS	U.K.	Other	Elimination	Total
Revenue
Private label retail	$270.4	$17.0	$65.4	$0.9	$(0.4)	$353.3
Branded retail	30.0	22.9	42.0	0.9	(0.3)	95.5
Contract packaging	31.1	—	30.3	5.7	(2.4)	64.7
Home and office bottled water delivery	—	173.3	—	—	—	173.3
Office coffee services	—	28.1	—	—	—	28.1
Other	7.0	26.8	2.2	7.9	(3.2)	40.7

Total	$338.5	$268.1	$139.9	$15.4	$(6.3)	$755.6

For the Nine Months Ended October 3, 2015

	North			All
(in millions of U.S. dollars)	America	DSS	U.K.	Other	Elimination	Total
Revenue
Private label retail	$827.8	$49.7	$198.1	$3.7	$(1.6)	$1,077.7
Branded retail	87.9	63.2	131.3	3.3	(1.2)	284.5
Contract packaging	88.0	—	89.6	16.4	(4.0)	190.0
Home and office bottled water delivery	—	487.7	—	—	—	487.7
Office coffee services	—	89.8	—	—	—	89.8
Other	22.5	75.0	6.9	21.4	(10.3)	115.5

Total	$1,026.2	$765.4	$425.9	$44.8	$(17.1)	$2,245.2

For the Three Months Ended September 27, 2014

	North		All
(in millions of U.S. dollars)	America	U.K.	Other	Elimination	Total
Revenue
Private label retail	$291.7	$84.0	$1.8	$(0.4)	$377.1
Branded retail	28.9	47.9	1.3	(0.4)	77.7
Contract packaging	23.0	37.7	6.1	(1.2)	65.6
Home and office bottled water delivery	—	—	—	—	—
Office coffee services	—	—	—	—	—
Other	8.1	2.4	7.6	(3.5)	14.6

Total	$351.7	$172.0	$16.8	$(5.5)	$535.0

For the Nine Months Ended September 27, 2014

	North		All
(in millions of U.S. dollars)	America	U.K.	Other	Elimination	Total
Revenue
Private label retail	$905.3	$226.5	$4.5	$(0.8)	$1,135.5
Branded retail	81.9	127.6	3.6	(1.3)	211.8
Contract packaging	71.3	87.1	20.6	(6.0)	173.0
Home and office bottled water delivery	—	—	—	—	—
Office coffee services	—	—	—	—	—
Other	23.3	4.1	21.2	(9.6)	39.0

Total	$1,081.8	$445.3	$49.9	$(17.7)	$1,559.3

Results of Operations

The following tables summarize the change in revenue by reporting segment for the three and nine months ended October 3, 2015 and September 27, 2014, respectively:

	For the Three Months Ended October 3, 2015
(in millions of U.S. dollars, except percentage amounts)	North America	DSS	U.K.	All Other	Elimination	Total
Change in revenue	$(13.2)	$268.1	$(32.1)	$(1.4)	$(0.8)	$220.6
Impact of foreign exchange[1]	6.9	—	11.3	1.7	—	19.9

Change excluding foreign exchange	$(6.3)	$268.1	$(20.8)	$0.3	$(0.8)	$240.5

Percentage change in revenue	(3.8)%	—%	(18.7)%	(8.3)%	14.5%	41.2%

Percentage change in revenue excluding foreign exchange	(1.8)%	—%	(12.1)%	1.8%	14.5%	45.0%

Impact of DSS Acquisition	$(2.3)	$(268.1)	$—	$—	$2.3	$(268.1)

Change excluding foreign exchange and DSS Acquisition	$(8.6)	$—	$(20.8)	$0.3	$1.5	$(27.6)

Percentage change in revenue excluding foreign exchange and DSS Acquisition	(2.4)%	—%	(12.1)%	1.8%	(27.3)%	(5.2)%

	For the Nine Months Ended October 3, 2015
(in millions of U.S. dollars, except percentage amounts)	North America	DSS	U.K.	All Other	Elimination	Total
Change in revenue	$(55.6)	$765.4	$(19.4)	$(5.1)	$0.6	$685.9
Impact of foreign exchange[1]	15.5	—	38.3	3.7	—	57.5

Change excluding foreign exchange	$(40.1)	$765.4	$18.9	$(1.4)	$0.6	$743.4

Percentage change in revenue	(5.1)%	—%	(4.4)%	(10.2)%	(3.4)%	44.0%

Percentage change in revenue excluding foreign exchange	(3.7)%	—%	4.2%	(2.8)%	(3.4)%	47.7%

Impact of DSS Acquisition	$(3.9)	$(765.4)	$—	$—	$3.9	$(765.4)

Change excluding foreign exchange and DSS Acquisition	$(44.0)	$—	$18.9	$(1.4)	$4.5	$(22.0)

Percentage change in revenue excluding foreign exchange and DSS Acquisition	(4.1)%	—%	4.2%	(2.8)%	(25.4)%	(1.4)%

1.	Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

	For the Three Months Ended September 27, 2014
(in millions of U.S. dollars, except percentage amounts)	North America	U.K.	All Other	Elimination	Total
Change in revenue	$(37.2)	$29.1	$(0.2)	$0.1	$(8.2)
Impact of foreign exchange [1]	2.0	(13.3)	0.1	—	(11.2)

Change excluding foreign exchange	$(35.2)	$15.8	$(0.1)	$0.1	$(19.4)

Percentage change in revenue	(9.6)%	20.4%	(1.2)%	1.8%	(1.5)%

Percentage change in revenue excluding foreign exchange	(9.1)%	11.1%	(0.6)%	1.8%	(3.6)%

	For the Nine Months Ended September 27, 2014
(in millions of U.S. dollars, except percentage amounts)	North America	U.K.	All Other	Elimination	Total
Change in revenue	$(127.6)	$77.1	$0.3	$(2.9)	$(53.1)
Impact of foreign exchange [1]	8.1	(33.0)	0.6	—	(24.3)

Change excluding foreign exchange	$(119.5)	$44.1	$0.9	$(2.9)	$(77.4)

Percentage change in revenue	(10.6)%	20.9%	0.6%	(19.6)%	(3.3)%

Percentage change in revenue excluding foreign exchange	(9.9)%	12.0%	1.8%	(19.6)%	(4.8)%

1.	Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended October 3, 2015 and September 27, 2014, respectively:

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(in millions of U.S. dollars)	2015	2014	2015	2014
Net income (loss) attributed to Cott Corporation	$4.8	$1.3	$1.0	$(8.7)
Interest expense, net	27.4	9.0	83.0	27.2
Income tax (benefit) expense	(5.8)	1.8	(16.3)	3.8
Depreciation & amortization	58.1	26.8	173.7	77.7
Net income attributable to non-controlling interests	1.6	1.3	4.6	4.1
Accumulated dividends on preferred shares	—	—	5.9	—
Foreign exchange impact on redemption of preferred shares	—	—	12.0	—

EBITDA	$86.1	$40.2	$263.9	$104.1
Restructuring and asset impairments	—	(0.1)	—	4.1
Bond redemption and other financing costs	—	4.7	—	25.2
Corporate reorganization and other fees	0.9	0.6	0.9	0.9
Acquisition and integration expenses	6.6	0.5	15.4	3.4
Purchase accounting adjustments, net	—	—	4.2	1.2
Other adjustments	0.4	—	1.6	(3.5)
Unrealized commodity hedging gain, net	—	—	(1.2)	—
Unrealized foreign exchange and other (gains) losses, net	(0.6)	0.3	(11.1)	1.6
Loss on disposal of property, plant & equipment	1.1	0.4	2.8	0.5

Adjusted EBITDA	$94.5	$46.6	$276.5	$137.5

The following table summarizes our adjusted net income and adjusted net income per common share for the three and nine months ended October 3, 2015 and September 27, 2014, respectively:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars, except per share amounts)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income (loss) attributed to Cott Corporation	$4.8	$1.3	$1.0	$(8.7)
Restructuring and asset impairments, net of tax	—	(0.1)	—	3.2
Bond redemption and other financing costs, net of tax	—	4.7	—	25.2
Corporate reorganization and other fees, net of tax	0.6	0.6	0.6	0.9
Acquisition and integration, net of tax	4.1	0.5	9.8	2.9
Purchase accounting adjustments, net of tax	—	—	2.6	1.0
Other adjustments, net of tax	0.3	—	1.3	(3.5)
Unrealized commodity hedging gain, net of tax	—	—	(0.8)	—
Unrealized foreign exchange and other (gains) losses, net of tax	(0.4)	0.3	(8.2)	1.3
Foreign exchange impact on redemption of preferred shares	—	—	12.0	—
Loss on disposal of property, plant & equipment, net of tax	0.7	0.4	1.7	0.4

Adjusted net income attributed to Cott Corporation	$10.1	$7.7	$20.0	$22.7

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.09	$0.08	$0.20	$0.24
Diluted	$0.09	$0.08	$0.20	$0.24
Weighted average outstanding shares attributed to Cott Corporation
Basic	109.7	93.6	100.8	94.1
Diluted	110.4	94.3	101.4	95.1

The following table summarizes our free cash flow and adjusted free cash flow for the three and nine months ended October 3, 2015 and September 27, 2014, respectively:

	For the Three Months Ended
	October 3,	September 27,
(in millions of U.S. dollars)	2015	2014
Net cash provided by operating activities	$91.8	$60.5
Less: Capital expenditures	(28.3)	(10.8)

Free Cash Flow	$63.5	$49.7

Plus:
Bond redemption cash costs	—	3.8
DSS integration capital expenditures	1.8	—
Acquisition and integration cash costs	4.3	0.6

Adjusted Free Cash Flow	$69.6	$54.1

	For the Nine Months Ended
	October 3,	September 27,
	2015	2014
Net cash provided by operating activities	$166.4	$37.5
Less: Capital expenditures	(85.5)	(31.4)

Free Cash Flow	$80.9	$6.1

Plus:
Bond redemption cash costs	—	20.8
DSS integration capital expenditures	1.8	—
Acquisition and integration cash costs	8.7	0.4
Less:
Cash collateral[1]	(29.4)	—

Adjusted Free Cash Flow	$62.0	$27.3

1.	In connection with the DSS Acquisition, $29.4 million of cash was required to collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings under our ABL facility, and the cash collateral was included within prepaid and other current assets on our Consolidated Balance Sheet at January 3, 2015. Subsequent to January 3, 2015, additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company and used to repay a portion of our outstanding ABL facility.

The following unaudited financial information for the three and nine months ended October 3, 2015 reflects the activity of Aimia for such periods. Aimia was combined with our U.K. operations as of the date of its acquisition:

(in millions of U.S. dollars)	For the Three Months Ended October 3, 2015	For the Nine Months Ended October 3, 2015
Revenue
U.K.	$139.9	$425.9
Less: Aimia	(24.7)	(73.3)

U.K. excluding Aimia	$115.2	$352.6

The following unaudited financial information for the three and nine months ended October 3, 2015 reflects the activity of DSS for such periods. DSS was combined with our consolidated operations as of the date of its acquisition:

(in millions of U.S. dollars)	For the Three Months Ended October 3, 2015	For the Nine Months Ended October 3, 2015
Revenue
Cott Corporation	$755.6	$2,245.2
Less: DSS	(268.1)	(765.4)

Cott Corporation excluding DSS	$487.5	$1,479.8

Revenue

Revenue increased $220.6 million, or 41.2%, and $685.9 million, or 44.0%, in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of DSS and foreign exchange, revenue decreased 5.2% in the third quarter and 1.4% year to date from the comparable prior year periods.

North America revenue decreased $13.2 million, or 3.8%, and $55.6 million, or 5.1%, in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 1.8% and 3.7% in the third quarter and year to date, respectively, due primarily to an overall product mix shift into contract manufacturing and across other private label categories.

U.K. revenue decreased $32.1 million, or 18.7%, and $19.4 million, or 4.4%, in the third quarter and year to date from the comparable prior year periods due to poor weather, a general market decline and the competitive environment. Excluding the impact of foreign exchange, revenue decreased 12.1% in the third quarter and increased 4.2% year to date, respectively.

All Other revenue decreased $1.4 million, or 8.3%, and $5.1 million, or 10.2% in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue increased $0.3 million in the third quarter and decreased $1.4 million year to date, respectively.

Cost of Sales

Cost of sales represented 69.2% and 70.0% of revenue in the third quarter and year to date, respectively, compared to 87.0% and 86.9% in the comparable prior year periods. The decrease in cost of sales as a percentage of revenue was due primarily to the addition of the Aimia and DSS businesses and the growth in contract manufacturing.

Gross Profit

Gross profit as a percentage of revenue increased to 30.8% and 30.0% in the third quarter and year to date, respectively, from 13.0% and 13.1% in the comparable prior year periods due primarily to the addition of the higher margin businesses of Aimia and DSS and cost and efficiency savings.

Selling, General and Administrative Expenses

SG&A expenses increased $146.3 million, or 293.2%, and $427.4 million, or 289.8%, in the third quarter and year to date, respectively, from the comparable prior year periods. The increase in SG&A expenses was due primarily to the addition of the DSS business. As a percentage of revenue, SG&A expenses increased to 26.0% and 25.6% in the third quarter and year to date, respectively, from 9.3% and 9.5% in the comparable prior year periods.

Acquisition and Integration Expenses

Acquisition and integration expenses include costs directly related to integrating and reorganizing acquired businesses. Acquisition and integration expenses were $6.6 million and $15.4 million in the third quarter and year to date, respectively, compared to $0.5 million and $3.4 million in the comparable prior year periods. The increase was due primarily to integration costs incurred in connection with the DSS Acquisition.

Operating Income

Operating income was $28.6 million and $81.4 million in the third quarter and year to date, respectively, compared to $18.8 million and $49.3 million in the comparable prior year periods. The increase was due primarily to higher gross profit as a percentage of revenue and the reduction of restructuring and asset impairment charges incurred in the comparable prior year period, partially offset by higher SG&A expenses, acquisition and integration expenses, and losses on disposal of property, plant and equipment.

Other Expense (Income), Net

Other expense, net was $0.6 million in the third quarter and other income, net was $8.8 million year to date, compared to other expense, net of $5.4 million and $22.9 million in the comparable prior year periods. Other income, net year to date was due primarily to net realized gains on translation of balances denominated in foreign currencies compared to expenses incurred due to the redemption of our 2018 Notes in the comparable prior year period.

Income Taxes

Income tax benefit was $5.8 million and $16.3 million in the third quarter and year to date, respectively, compared to income tax expense of $1.8 million and $3.8 million, respectively, in the comparable prior year periods. As a result of the DSS Acquisition in the fourth quarter of 2014, we expect to generate taxable income in the future in the United States and as such are now able to realize tax benefits, such as net operating losses, generated in the United States. For the nine months ended October 3, 2015, the effective income tax rate was (226.4%) compared to (475.0%) in the comparable prior year period. This is due primarily to significant permanent benefits that create additional losses for tax purposes for which we have recognized a benefit during the nine months ended October 3, 2015. In the comparable prior year period we recorded a federal and partial state valuation allowance for United States losses.

Liquidity and Capital Resources

The following table summarizes our cash flows for the three and nine months ended October 3, 2015 and September 27, 2014, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net cash provided by operating activities	$91.8	$60.5	$166.4	$37.5
Net cash used in investing activities	(50.4)	(10.7)	(69.8)	(114.9)
Net cash (used in) provided by financing activities	(55.3)	(91.2)	(116.7)	78.5
Effect of exchange rate changes on cash	(1.4)	(2.1)	(2.4)	(0.9)

Net (decrease) increase in cash & cash equivalents	(15.3)	(43.5)	(22.5)	0.2
Cash & cash equivalents, beginning of period	79.0	90.9	86.2	47.2

Cash & cash equivalents, end of period	$63.7	$47.4	$63.7	$47.4

Financial and Capital Resources and Liquidity

As of October 3, 2015, we had total debt of $1,703.6 million and $63.7 million of cash and cash equivalents compared to $608.9 million of debt and $47.4 million of cash and cash equivalents as of September 27, 2014. The $1,094.7 million increase in debt was primarily due to the issuance of our 2020 Notes and the assumption of the DSS Notes in connection with the DSS Acquisition.

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

As of October 3, 2015, our total availability under the ABL facility was $350.6 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the September month end under the terms of the credit agreement governing the ABL facility). We had $152.0 million of outstanding borrowings under the ABL facility and $41.2 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $157.4 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

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

A dividend of $0.06 per common share has been declared during each quarter of 2015 for an aggregate 2015 dividend payment of approximately $18.6 million.

Operating Activities

Cash provided by operating activities was $166.4 million year to date compared to $37.5 million in the comparable prior year period. The $128.9 million increase was due primarily to the increase in net income and the timing of accounts receivable receipts and accounts payable payments in the prior year period.

Investing Activities

Cash used in investing activities was $69.8 million year to date compared to $114.9 million in the comparable prior year period. The $45.1 million decrease in cash used in investing activities was due primarily to proceeds received from the Sale-Leaseback Transaction and a reduction in acquisition activity, partially offset by an increase in fixed asset purchases due primarily to the DSS Acquisition.

Financing Activities

Cash used in financing activities was $116.7 million year to date compared to cash provided by financing activities of $78.5 million in the comparable prior year period. The $195.2 million decrease was due primarily to prior year activity relating to the proceeds received from the issuance of the 2022 Notes, partially offset by the purchase of a portion of the 2018 Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of October 3, 2015.

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

Debt

Asset-Based Lending Facility

In March 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our North America, U.K. and Mexico operations. We have amended and refinanced the ABL facility from time to time and incurred related financing fees, $9.0 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.

On December 12, 2014, in connection with the DSS Acquisition, we amended the ABL facility to, among other things, (1) provide for an increase in the lenders’ commitments under the ABL facility to $400.0 million (which, with the accordion feature, if used, permits us to increase the lenders’ commitments under the ABL facility to $450.0 million, subject to certain conditions), (2) extend the maturity date to the earliest of (i) December 12, 2019, (ii) June 12, 2019, if we have not redeemed, repurchased or refinanced the 2020 Notes by May 28, 2019, or (iii) any earlier date on which the commitments under the ABL facility are reduced to zero or otherwise terminated, (3) include DSS and its subsidiaries as borrowers, (4) permit certain adjustments to the borrowing base calculation, (5) permit the debt, liens and intercreditor arrangements contemplated by the supplemental indenture entered into in connection with the DSS Notes, (6) permit certain other indebtedness that we issued and assumed in connection with the DSS Acquisition, and (7) permit certain other changes to dollar thresholds and limitations within our covenants generally reflecting the increased size of the facility. We incurred approximately $1.7 million of financing fees in connection with the amendment of the ABL facility.

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

As of October 3, 2015, we had $152.0 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $41.2 million of letters of credit, was $206.8 million as of October 3, 2015.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The issuer of the notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. The interest is payable semi-annually on January 1st and July 1st of each year. On May 13, 2015, we exchanged the notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms.

We incurred $9.6 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

10.000% Senior Notes due in 2021

On August 30, 2013, DS Services of America, Inc. (formerly DS Waters of America, Inc.) issued $350.0 million of senior secured notes to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. In July 2014, the notes were exchanged for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights, or additional interest provisions, but otherwise contain identical economic terms (the “DSS Notes”). In November 2014, DSS solicited consent from the holders of the DSS Notes to certain modifications and amendments to the August 30, 2013 indenture and related security documents. On December 2, 2014, the requisite consents from the holders of the DSS Notes were obtained, with a consent payment of approximately $19.2 million. At the DSS Acquisition closing, we and most of our U.S., Canadian and U.K. subsidiaries executed a supplemental indenture to be added as guarantors to the DSS Notes. The interest on the DSS Notes is payable semi-annually on March 1st and September 1st of each year.

The DSS Notes were recorded at their fair value of $406.0 million as part of the DSS Acquisition. The difference between the fair value and the principal amount of $350.0 million is amortized as a component of interest expense over the remaining contractual term of the DSS Notes. We incurred approximately $26.5 million of consent solicitation fees and bridge financing commitment fees.

6.750% Senior Notes due in 2020

On December 12, 2014, we issued $625.0 million of 6.75% senior notes due January 1, 2020 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The issuer of the notes is our wholly-owned U.S. subsidiary Cott Beverages Inc., and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. The interest is payable semi-annually on January 1st and July 1st of each year. On July 14, 2015, we exchanged the notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms.

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

Covenant Compliance

Indentures governing 2022 Notes, DSS Notes and 2020 Notes

Under the indentures governing the 2022 Notes, the DSS Notes, and the 2020 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of October 3, 2015, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of the 2022 Notes, the DSS Notes or the 2020 Notes, since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $40.0 million. If excess availability is less than the greater of 12.5% of the aggregate availability under the ABL facility or $50.0 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of October 3, 2015.

Issuer Purchases of Equity Securities

Common Share Repurchase Program

On May 6, 2014, our board of directors renewed our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period commencing upon the expiration of the prior share repurchase program on May 21, 2014. In connection with the DSS Acquisition, we suspended our share repurchase program during the fourth quarter of 2014 and did not make any further repurchases of our common shares. The share repurchase program expired on May 21, 2015.

Capital structure

Since January 3, 2015, equity has increased by $113.9 million. The increase was primarily the result of net income of $23.5 million and the issuance of common shares in the Offering of $142.6 million, partially offset by dividend payments of $24.5 million, distributions to non-controlling interests of $6.8 million, and an adjustment to retained earnings for the foreign exchange impact upon redemption of Preferred Shares of $12.0 million.

Dividend payments

Common Share Dividend

On July 28, 2015, our board of directors declared a dividend of $0.06 per share on our common shares, payable in cash on September 9, 2015 to shareowners of record at the close of business on August 27, 2015. On October 27, 2015, our board of directors declared a dividend of $0.06 per share on our common shares, payable in cash on December 10, 2015 to shareowners of record at the close of business on December 1, 2015. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2020 Notes, 2022 Notes and DSS Notes, as well as other factors that our board of directors may deem relevant from time to time.

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

Equity-Based Plans

During the second quarter of 2015, with the approval of our shareowners, we (i) amended the Amended and Restated Cott Corporation Equity Incentive Plan (the “Equity Incentive Plan”) to, among other things, increase the number of shares that may be issued under the Equity Incentive Plan, and (ii) adopted the Cott Corporation Employee Share Purchase Plan to provide eligible employees of the Company and its designated subsidiaries with an opportunity to acquire an ownership interest in the Company through the purchase of Company common shares.

We also adopted the Cott Corporation Dividend Reinvestment Plan, which allows eligible shareowners to acquire additional common shares via reinvestment of cash dividends paid by Cott, and the Cott Corporation Employee Share Purchase Plan, which provides eligible employees an opportunity to purchase common shares of the Company through payroll deductions. The first three-month offering period under the Cott Corporation Employee Share Purchase Plan commenced on October 1, 2015 and ends on December 31, 2015.

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

Except as provided below, we have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2014 Annual Report.

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

We have the option of performing a qualitative assessment to determine whether any further quantitative testing for a potential impairment is necessary. Our qualitative assessment will use judgments including, but not limited to, changes in the general economic environment, industry considerations, current economic performance compared to historical economic performance, entity-specific events, events affecting our reporting units, and sustained changes in our stock price, where applicable. If we elect to bypass the qualitative assessment or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its net carrying value, a quantitative assessment is required. The quantitative test is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of impairment loss, if any.

During the third quarter ended October 3, 2015, we determined that there were interim impairment indicators that led to the need for a quantitative impairment analysis for goodwill purposes for our Calypso Soft Drinks reporting unit. These indicators included lower projected operating results over a sustained period of time due to the general market decline and an increased competitive market within the United Kingdom. The fair value of the Calypso Soft Drinks reporting unit was based on a mix of the income approach (which is based on the discounted cash flow of the reporting unit) and the guideline public company approach. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. We used a weighted average terminal growth rate of 1.0% for our Calypso Soft Drinks reporting unit. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate used for the fair value estimates in the analysis for the Calypso Soft Drinks reporting unit was 10.5%. This rate was determined using various factors and sensitive assumptions, including bond yields, company-specific risk and size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. The risk-free rate was 2.5%, which was based on a 20-year U.S. Treasury Bill as of the valuation date.

Based on the quantitative assessment performed to estimate the fair value of the Calypso Soft Drinks reporting unit, we note that the estimated fair value exceeded the reporting unit’s carrying value by 19%. Thus, a second step analysis was not required and no goodwill impairment charges were recorded in the third quarter ended October 3, 2015. We considered the aforementioned reductions in the reporting unit’s projected operating results in the quantitative impairment test. If the reduction in actual operating results is larger than anticipated, goodwill allocated to this reporting unit could be impaired at a future date. Goodwill allocated to the Calypso Soft Drinks reporting unit as of October 3, 2015 is $8.2 million.

Refer to Note 1 in our Notes to Consolidated Financial Statements included in our 2014 Annual Report for our policy on accounting for goodwill.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes.

Currency Exchange Rate Risk

Our North America and U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, typically have maturities of less than eighteen months. We had outstanding foreign exchange forward contracts with notional amounts of $11.1 million and $22.5 million as of October 3, 2015 and January 3, 2015, respectively.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $152.0 million of ABL borrowings outstanding as of October 3, 2015, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $41.2 million of outstanding letters of credit) would result in additional interest expense of approximately $1.5 million during the next year. The weighted average interest rate of outstanding debt under our ABL facility at October 3, 2015 was 2.0%.

Commodity Price Risk

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $57.1 million and $55.4 million as of October 3, 2015 and January 3, 2015, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 3, 2015. Based on their evaluation as of October 3, 2015, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in our internal control over financial reporting described below. Additionally, the Company will be filing an amendment to the Annual Report on Form 10-K for the year ended January 3, 2015 and amendments to the Quarterly Reports on Form 10-Q for the quarters ended April 4, 2015 and July 4, 2015, as at the time that our Annual Report on Form 10-K for the year ended January 3, 2015 was filed on March 4, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2015. At the time that our Quarterly Report on Form 10-Q for the quarter ended April 4, 2015 was filed on May 14, 2015 and our Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 was filed on August 8, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2015 and July 4, 2015, respectively. Subsequent to these evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 3, 2015, April 4, 2015, and July 4, 2015, as the material weakness described below was determined to exist as of such dates. Such material weakness continues to exist as of October 3, 2015.

Material weakness in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not design and maintain effective internal controls over the accounting for goodwill and other indefinite-lived intangible assets. Specifically, the Company did not design and maintain effective controls related to the review of assumptions, data and calculations used in the annual impairment tests. This control deficiency did not result in a misstatement of the consolidated financial statements for the year ended January 3, 2015 or the unaudited condensed consolidated financial statements for the interim periods during fiscal year 2015. However, the control deficiency could result in material misstatements to the goodwill and other indefinite-lived intangible assets and related impairment of account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because our management determined that the material weakness has existed on a continuous basis since January 3, 2015, we will amend (i) our Annual Report on Form 10-K for fiscal year 2014, (ii) our Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, and (iii) our Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, to reflect the conclusion by our management that our disclosure controls and procedures were not effective as of those dates, and that our internal control over financial reporting was not effective as of January 3, 2015.

Remediation Plan

With oversight from the Audit Committee, the Company’s management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control over financial reporting. We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

•	Review the processes related to the impairment assessment of goodwill and other indefinite-lived intangible assets.
•	Design, document, and implement additional control procedures related to the review of the assumptions and data inputs used in the analysis, as well as review the results of the goodwill and other indefinite-lived intangible assets impairment analyses.
•	Test and evaluate the design and operating effectiveness of the control procedures.
•	Assess the effectiveness of the remediation plan.

We currently do not have an expected timetable for the execution and completion of the remediation. The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weakness identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

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

The risk factors set forth below supplement the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our 2014 Annual Report. In addition to these risk factors and other information set forth in this report, you should carefully consider the various risks and uncertainties contained in Part I, Item 1A. “Risk Factors” in the 2014 Annual Report. Aside from the below risk factors, the Company has not identified any material change to the risk factors described in the 2014 Annual Report.

In addition to the risk factors listed in Part I, Item 1A. of our 2014 Annual Report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below and in the 2014 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

We identified a material weakness in our internal controls over financial reporting; failure to remediate the material weakness could negatively impact our business.

We concluded that a material weakness existed in our internal controls over financial reporting, as more particularly described under the heading “Controls and Procedures”. In response to the identified material weakness, and with oversight from our Audit Committee, we are focused on improving our internal controls over financial reporting and remedying the identified material weakness. We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

•	Review the processes related to the impairment assessment of goodwill and other indefinite-lived intangible assets.
•	Design, document, and implement additional control procedures related to the review of the assumptions and data inputs used in the analysis, as well as review the results of the goodwill and other indefinite-lived intangible assets impairment analyses.
•	Test and evaluate the design and operating effectiveness of the control procedures.
•	Assess the effectiveness of the remediation plan.

We cannot assure you that we will be able to remediate this material weakness on a timely basis or at all. If we fail to remediate this material weakness, or if our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 are inadequate in the future, it could negatively impact our business and the price of our common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Tax Withholdings

The following table contains information about shares of our common shares that we withheld from delivering to employees during the third quarter of 2015 to satisfy their tax obligations related to share-based awards.

	Total Number of Shares of Common Shares Purchased	Average Price Paid per Share of Common Share	Total Number of Shares of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 2015	—	$—	N/A	N/A
August 2015	4,777	11.30	N/A	N/A
September 2015	—	—	N/A	N/A

Total	4,777

Item 6.	Exhibits

The Index to Exhibits, which appears immediately following the signature page, is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: November 12, 2015	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: November 12, 2015	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007) (file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 3, 2015 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 3, 2015 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 3, 2015 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 3, 2015 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, filed on November 12, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).