Form 10-K/A
period 2015-01-03
COTT CORP /CN/
filed 2015-11-23
CIK 884713

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amended Filing”) amends our original Annual Report on Form 10-K for the year ended January 3, 2015 (the “Original Filing”). The purpose of this Amended Filing is to (i) revise the “Report of Independent Registered Certified Public Accounting Firm” of PricewaterhouseCoopers LLP appearing in the Index to Consolidated Financial Statements regarding the effectiveness of our internal control over financial reporting and (ii) revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting in Part II, Item 9A to reflect management’s conclusion that our disclosure controls and procedures were not effective at January 3, 2015 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing. Other than the inclusion with this Amended Filing of new certifications by management, and a new consent of our independent registered certified public accounting firm (and related amendment to the Exhibit Index that is incorporated by reference into Item 15 of the Original Filing to reflect the addition of such certifications and consent and related changes to the footnotes to that Exhibit Index), this Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the U.S. Securities and Exchange Commission subsequent to the Original Filing.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this Amended Filing. The only changes from the financial statements filed with the Company’s Original Filing are changes to the Report of Independent Registered Certified Public Accounting Firm on Page F-2.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 3, 2015. At the time that our Annual Report on Form 10-K for the year ended January 3, 2015 was filed on March 4, 2015, the Company’s Chief Executive Officer and the Chief Financial Officer had concluded that our disclosure controls and procedures were effective as of January 3, 2015. Subsequent to that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 3, 2015 because of the material weakness in our internal control over financial reporting as described below.

Restated Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 3, 2015. In making its assessment of internal control over financial reporting as of January 3, 2015, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management identified a material weakness in internal control over financial reporting as of January 3, 2015, as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal control over the accounting for goodwill and other indefinite-lived intangible assets. Specifically, the Company did not design and maintain effective controls related to the review of assumptions, data and calculations used in the annual impairment tests. This control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for the year ended January 3, 2015. However, this control deficiency could result in a misstatement to the goodwill and other indefinite-lived intangible assets and related impairment account balances and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year-ended January 3, 2015, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of January 3, 2015. We have subsequently concluded that the material weakness described above existed as of January 3, 2015. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of January 3, 2015, based on the criteria in Internal Control—Integrated Framework (2013), issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

Aimia Acquisition: Management has excluded the Aimia business from its assessment of internal control over financial reporting as of January 3, 2015 because it was acquired in a purchase business combination in May 2014. Aimia’s total assets and total revenues represent 5.3% and 3.0%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended January 3, 2015.

DSS Acquisition: Management has excluded the DSS business from its assessment of internal control over financial reporting as of January 3, 2015 because it was acquired in a purchase business combination in December 2014. DSS’s total assets and total revenues represent 19.6% and 1.4%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended January 3, 2015.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears in Part IV of this Annual Report.

Plan for Remediation of Material Weakness

With oversight from the Audit Committee, the Company’s management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control over financial reporting. We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

•	Review the processes related to the impairment assessment of goodwill and other indefinite-lived intangible assets.

•	Design, document, and implement additional control procedures related to the review of the assumptions and data inputs used in the analysis, as well as review of the results of the goodwill and other indefinite-lived intangible assets impairment analyses.

•	Test and evaluate the design and operating effectiveness of the control procedures.

•	Assess the effectiveness of the remediation plan.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended January 3, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this report are as follows:

1.	Financial Statements

The consolidated financial statements and accompanying report of a registered independent certified public accounting firm are listed in the Index to Consolidated Financial Statements and are filed as part of this Amended Filing.

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
Date: November 23, 2015

COTT CORPORATION

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Cott Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of equity, and of cash flows present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of January 3, 2015. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to the accounting for goodwill and other indefinite-lived intangible assets. Accordingly, management’s report has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting existed as of that date related the accounting for goodwill and other indefinite-lived intangible assets. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements, will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the January 3, 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, the financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Aimia Foods Holdings Limited (“Aimia”) and DSS Group, Inc. (“DSS Group”) from its assessment of internal control over financial reporting as of January 3, 2015 because the companies were acquired in purchase business combinations in May 2014 and December 2014, respectively. We have also excluded Aimia and DSS Group from our audit of internal control over financial reporting. Aimia is a wholly owned subsidiary whose total assets and total revenues represent 5.3% and 3.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015. DSS Group is a wholly owned subsidiary whose total assets and total revenues represent 19.6% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2015.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 4, 2015, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the fourth paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 23, 2015

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year ended January 3, 2015
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.8)	$(0.5)	$(0.8)	$0.2	$0.4	$(6.5)
Inventories	(12.0)	—	(6.3)	0.2	(0.1)	(18.2)
Deferred income tax assets	(45.2)	—	29.4	—	—	(15.8)

	$(63.0)	$(0.5)	$22.3	$0.4	$0.3	$(40.5)

(in millions of U.S. dollars)	Year ended December 28, 2013
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(6.7)	$—	$0.9	$—	$—	$(5.8)
Inventories	(10.5)	—	(2.0)	0.5	—	(12.0)
Deferred income tax assets	(27.5)	—	(17.8)	0.1	—	(45.2)

	$(44.7)	$—	$(18.9)	$0.6	$—	$(63.0)

(in millions of U.S. dollars)	Year ended December 29, 2012
Description	Balance at Beginning of Year	Reduction in Sales	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.7)	$—	$(1.3)	$(0.1)	$0.4	$(6.7)
Inventories	(8.8)	—	(1.6)	(0.3)	0.2	(10.5)
Deferred income tax assets	(22.2)	—	(5.6)	0.3	—	(27.5)

	$(36.7)	$—	$(8.5)	$(0.1)	$0.6	$(44.7)

Cott Corporation

Exhibit Index

Number	Description

2.1	Asset Purchase Agreement, dated as of July 7, 2010, by and among Cott Corporation, Caroline LLC, a wholly-owned subsidiary of Cott Corporation, Cliffstar Corporation, each of the Cliffstar companies named therein, and Stanley Star, solely in his capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed July 9, 2010).

2.2	Share Purchase Agreement, dated as of May 30, 2014, by and among Robert Unsworth and the shareholders of Aimia Foods Holdings Limited identified therein, Cott Ventures Limited, Cott Corporation, and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 2, 2014).

2.3	Agreement and Plan of Merger, dated as of November 6, 2014, by and among DSS Group, Inc., Cott Corporation, Delivery Acquisition, Inc., and Crestview DSW Investors, L.P., as the Sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K filed November 7, 2014).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007) (file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Indenture, dated as of June 24, 2014, governing the 5.375% Senior Notes due 2022, by and among the Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2014).

4.2	Form of 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed June 25, 2014).

4.3	Registration Rights Agreement, dated as of June 24, 2014, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and the certain Initial Purchasers of the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed June 25, 2014).

4.4	Supplemental Indenture, dated as of July 24, 2014, governing the 5.375% Senior Notes due 2022, by and among Cott Beverages Inc. and certain of its subsidiaries, including Aimia Foods EBT Company Limited, Aimia Foods Group Limited, Aimia Foods Holdings Limited, Aimia Foods Limited and Stockpack Limited, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to our Form 10-K filed March 4, 2015).

4.5	Second Supplemental Indenture, dated as of December 12, 2014, governing the 5.375% Senior Notes due 2022, by and among Cott Beverages Inc. and certain of its subsidiaries, including DSS Group, Inc., DS Services of America, Inc., DS Services Holdings, Inc. and Crystal Springs of Alabama, LLC, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to our Form 10-K filed March 4, 2015).

4.6	Indenture, dated as of December 12, 2014, governing the 6.75% Senior Notes due 2020, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.3 to our Form 8-K filed December 15, 2014).

Number	Description

4.7	Form of 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit A to Exhibit 4.3 to our Form 8-K filed December 15, 2014).

4.8	Registration Rights Agreement, dated as of December 12, 2014, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and the Initial Purchasers of the 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.5 to our Form 8-K filed December 15, 2014).

4.9	Form of Amended and Restated Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among Cott Corporation, DS Services of America, Inc., DS Services Holdings, Inc., the other guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.6 to our Form 8-K filed December 15, 2014).

4.10	Third Supplemental Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among DS Services of America, Inc., Cott Corporation and certain of its subsidiaries, including Cott Beverages Inc., DSS Group, Inc. and Wilmington Trust, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.7 to our Form 8-K filed December 15, 2014).

4.11	Form of 10.000% Second-Priority Senior Secured Notes due 2021 (incorporated by reference to Exhibit A to Exhibit 4.6 to our Form 8-K filed December 15, 2014).

4.12	Registration Rights Agreement for Series A Convertible First Preferred Shares and Common Shares, dated as of December 12, 2014, by and among Cott Corporation and the designated holders named therein (incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 15, 2014).

4.13	Registration Rights Agreement for Series B Non-Convertible First Preferred Shares and Common Shares, dated as of December 12, 2014, by and among Cott Corporation and the designated holders named therein (incorporated by reference to Exhibit 4.2 to our Form 8-K filed December 15, 2014).

10.1[2]	Restated 1986 Common Share Option Plan of Cott Corporation/Corporation Cott as amended through October 20, 2004 (incorporated by reference to Exhibit 10.15 to our Form 10-K filed March 16, 2005) (file no. 001-31410).

10.2[1]	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.2 to our Form 10-K filed March 4, 2015).

10.3	Amendment No. 1 to Credit Agreement, dated as of April 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 7, 2012).

10.4	Amendment No. 2 to Credit Agreement, dated as of July 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 1, 2012).

Number	Description

10.5	Amendment No. 3 to Credit Agreement, dated as of October 22, 2013, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.22 to our Form 10-K filed February 24, 2014).

10.6	Amendment No. 4 to Credit Agreement, dated as of May 28, 2014, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 7, 2014).

10.7 [2]	Amendment No. 5 to Credit Agreement, dated as of December 12, 2014, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to our Form 10-K filed March 4, 2015).

10.8 [3]	Employment Offer Letter to Steven Kitching dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 3, 2013).

10.9 [3]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 11, 2009) (file no. 001-31410).

10.10 [3]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007) (file no. 001-31410).

10.11 [3]	Employment Offer Letter to Gregory Leiter, executed October 15, 2007 (incorporated by reference to Exhibit 10.41 to our Form 10-K filed March 11, 2008) (file no. 001-31410).

10.12 [3]	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2009) (file no. 001-31410).

10.13 [3]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2009) (file no. 001-31410).

10.14 [3]	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2010).

10.15 [3]	2010 Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed April 1, 2010).

10.16 [3]	Amendment to 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to our Form 8-K filed May 4, 2010).

10.17 [3]	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed November 10, 2010).

10.18 [3]	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to our Form 10-K filed March 4, 2015).

10.19 [3]	Form of Nonqualified Stock Option Agreement under Cott Corporation’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to our Form 10-K filed February 27, 2013).

Number	Description

10.20 [2]	Supply Agreement executed December 21, 2010, effective January 1, 2011 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.34 of our Form 10-K/A filed January 1, 2012).

10.21 [3]	Employment Offer Letter to Jay Wells dated January 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 7, 2012).

10.22 [3]	Employment Offer Letter to Carlos Baila dated September 17, 2012 (incorporated by reference to Exhibit 10.24 to our Form 10-K filed February 27, 2013).

10.23 [3]	First Amended and Restated Employment Agreement, dated as of December 16, 2014, between DS Services of America, Inc. and Thomas J. Harrington (incorporated by reference to Exhibit 10.23 to our Form 10-K filed March 4, 2015).

10.24 [3]	Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed March 28, 2013).

10.25	Director Designation Agreement dated as of December 12, 2014, between Cott Corporation and Crestview DSW Investors, L.P., as Sellers’ Representative (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 15, 2014).

21.1	List of Subsidiaries of Cott Corporation (incorporated by reference to Exhibit 21.1 to our Form 10-K filed March 4, 2015).

23.1	Consent of Independent Registered Certified Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2015 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2015 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2015 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended January 3, 2015 (furnished herewith).

101	The following financial statements from Cott Corporation’s Annual Report on Form 10-K for the year ended January 3, 2015, filed March 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Condensed Consolidated Statements of Comprehensive Income (vi) Notes to the Consolidated Financial Statements (incorporated by reference to Exhibit 101 to our Form 10-K filed March 4, 2015).

[1]	Document is subject to request for confidential treatment.
[2]	Confidential treatment has been granted for portions of this exhibit.
[3]	Indicates a management contract or compensatory plan.