Form 10-Q/A
period 2015-07-04
COTT CORP /CN/
filed 2015-11-23
CIK 884713

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) amends our original Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (the “Original Filing”). The purpose of this Amended Filing is to revise Part I, Item 4 to reflect management’s conclusion that our disclosure controls and procedures were not effective at July 4, 2015 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing. Other than the inclusion with this Amended Filing of new certifications required by management (and related amendment to the Exhibit Index to reflect the addition of such certifications), this Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the U.S. Securities and Exchange Commission subsequent to the Original Filing.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 4, 2015. At the time that the Original Filing was filed on August 5, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of July 4, 2015.

Subsequent to that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 4, 2015, as the material weakness described below was determined to exist as of July 4, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 4, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Third Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2015).

4.2	Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 26, 2015).

10.1	Amendment No. 6 to Credit Agreement, dated as of May 26, 2015, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 5, 2015).

10.2*	Employment Offer Letter to Jason Ausher dated May 6, 2015 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed August 5, 2015).

10.3*	Amended and Restated Employment Offer Letter to Steven Kitching dated May 18, 2015 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed August 5, 2015).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, filed on August 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (incorporated by reference to Exhibit 101 to our Form 10-Q filed August 5, 2015).

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION

(Registrant)

Date: November 23, 2015	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Third Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2015).

4.2	Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 6.75% Senior Notes due 2020 (which is incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 26, 2015).

10.1	Amendment No. 6 to Credit Agreement, dated as of May 26, 2015, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to our Form 10-Q filed August 5, 2015).

10.2*	Employment Offer Letter to Jason Ausher dated May 6, 2015 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed August 5, 2015).

10.3*	Amended and Restated Employment Offer Letter to Steve Kitching dated May 18, 2015 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed August 5, 2015).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 4, 2015 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, filed on August 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (incorporated by reference to Exhibit 101 to our Form 10-Q filed August 5, 2015).

*	Indicates a management contract or compensatory plan.