Form 10-K
period 2016-01-02
COTT CORP /CN/
filed 2016-02-29
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-12 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of July 4, 2015 (based on the closing sale price of $9.82 for the registrant’s common stock as reported on the New York Stock Exchange on July 2, 2015) was $1,057.0 million.

(Reference is made to Part II, Item 5 for a statement of assumptions upon which the calculation is made).

The number of shares outstanding of the registrant’s common stock as of February 19, 2016 was 109,907,005.

Documents incorporated by reference

Portions of our definitive proxy circular for the 2016 Annual Meeting of Shareowners, to be filed within 120 days of January 2, 2016, are incorporated by reference in Part III. Such proxy circular, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.

Any reference to 2015, 2014 and 2013 corresponds to our fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

Forward-looking statements

In addition to historical information, this Annual Report on Form 10-K, and the reports and documents incorporated by reference in this Annual Report on Form 10-K, may contain statements relating to future events and future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Cott Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, statements regarding our intentions to pay regular quarterly dividends on our common shares, and discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this Annual Report on Form 10-K and in the documents incorporated in this Annual Report on Form 10-K by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

When used in this report, the terms “Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our” mean Cott Corporation and its consolidated subsidiaries, collectively.

We incorporated in 1955 and are governed by the Canada Business Corporations Act. Our registered Canadian office is located at 333 Avro Avenue, Pointe-Claire, Quebec, Canada H9R 5W3 and our principal executive offices are located at 5519 W. Idlewild Avenue, Tampa, Florida, United States 33634 and 6525 Viscount Road, Mississauga, Ontario, Canada L4V 1H6.

Our Company

With the acquisition of DS Services of America, Inc. (“DSS”) in December 2014, we combined a leading provider in the direct-to-consumer beverage services industry with our traditional business, one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. We now have the largest volume-based national presence in the U.S. home and office delivery (“HOD”) industry for bottled water and one of the five largest national market share positions in the U.S. office coffee services (“OCS”) and filtration services industries. We reach over 1.5 million customers (approximately 60% commercial and 40% residential) through over 2,000 routes located across our national network supported by national sales and distribution facilities, as well as a fleet of over 2,000 vehicles. Our broad portfolio allows us to offer, on a direct-to-consumer basis, a variety of bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment. With the ability to cover approximately 90% of U.S. households, in terms of geography, we believe we have the broadest distribution network in the direct-to-consumer beverage services industry in the United States, which enables us to efficiently service residences and small and medium size businesses, as well as national corporations, universities and government agencies.

Our Operations

During 2015, our business operated through four reporting segments: DSS, Cott North America, Cott United Kingdom (“Cott U.K.”) and All Other (which includes our Mexico operating segment, Royal Crown International (“RCI”) operating segment and other miscellaneous expenses). We refer to our Cott North America, Cott U.K. and All Other reporting segments together as our “traditional business”. Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. In December 2014, in connection with the acquisition of DSS (the “DSS Acquisition”), DSS was added as a fourth reporting segment. During the fourth quarter of 2013, management reviewed our reporting segments and decided to combine our Mexico, RCI and All Other reporting segments into one reporting segment classified as All Other.

DSS

Our DSS reporting segment provides direct-to-consumer bottled water, coffee and water filtration services to customers in North America. DSS products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment. DSS’s net revenue was $1,021.1 million and $28.7 million, and represented 34.7% and 1.4% of our total net revenue for the fiscal years ended January 2, 2016 and January 3, 2015, respectively (the fiscal year ended January 3, 2015 reflects two weeks of DSS operations following the closing of the acquisition of DSS in December 2014).

Traditional Business

Our traditional business consists of our Cott North America, Cott U.K. and All Other reporting segments.

Our traditional business produces, either directly or through third-party manufacturers with whom we have co-packing arrangements, carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports drinks, new age beverages, ready-to-drink teas, liquid enhancers, freezables, ready-to-drink alcoholic beverages, hot chocolate, coffee, malt drinks, creamers/whiteners, cereals and beverage concentrates. Cott North America’s net revenue from external customers was $1,308.3 million, $1,411.2 million and $1,535.2 million, and represented 44.4%, 67.1% and 73.3% of our total net revenue for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. Cott U.K.’s net revenue was $557.0 million, $597.9 million and $494.3 million, and represented 18.9%, 28.4% and 23.6% of our total revenue for the fiscal years ended January 2, 2016, January 3,

2015 and December 28, 2013, respectively. All Other’s net revenue was $57.6 million, $65.0 million and $64.5 million, and represented 2.0%, 3.1% and 3.1% of our total net revenue for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

Competitive Strengths

The combination of our national scale and density of our routes in key markets, our industry-leading infrastructure, and our emphasis on superior customer service is intended to create significant competitive strengths. With respect to our DSS business, we continually invest in our delivery infrastructure, call center and service capabilities to maintain our established position as a leader in this segment. In addition, we have developed and implemented proprietary information technology systems, including GPS-enabled handheld order management systems and our route operations management dashboard, in order to consistently enhance our delivery efficiency and daily route density. We believe these investments have uniquely positioned us to capitalize on a number of positive industry dynamics and new growth opportunities. First, we intend to capture new customers as we capitalize on favorable consumer trends across our addressable markets, including increased focus on health and wellness, concerns about deteriorating municipal water quality and the shift to single-cup coffee systems. Second, we believe our ability to cross-sell complementary water and coffee products and services represents a significant untapped opportunity; approximately 5% of our commercial water delivery customer locations purchase our coffee products. Third, the highly fragmented market in which we operate affords us ample opportunity to make the most of our scale, systems and customer density to execute synergistic tuck-in acquisitions across all of our service areas. We believe these strengths, along with the strengths outlined below, will allow us to capitalize on future opportunities to drive sustainable and profitable growth.

Leading Position in Multiple Beverage Categories with Diverse Products and Services Portfolio

With the DSS Acquisition, we combined a leading provider in the direct-to-consumer beverage services industry with our traditional business, one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. We have the largest national presence in the U.S. HOD bottled water industry by volume and are one of the top five presences in the OCS and filtration services industries. The HOD bottled water and OCS market segments in the U.S. exhibited strong growth, and we believe we are well-positioned to capitalize on future growth given our leading position in both market segments. In bottled water, we offer a portfolio of well-known regional brands with longstanding heritages, such as Sparkletts, Hinckley Springs, and Kentwood Springs, which have contributed to our being the largest or one of the largest HOD bottled water providers in most cities in which we operate. In OCS, we offer a complete range of products under leading brands including Keurig®, Mars Alterra®, Starbucks® Coffee, Caribou Coffee®, Peet’s Coffee & Tea® and Javarama®. We are one of the only direct-to-customer providers that can offer comprehensive services to residential customers and small and medium-sized businesses, as well as large regional and national corporations and retailers, universities and government agencies. Our broad direct-to-consumer network creates an advantage in marketing and customer reach, while our extensive range of products and capabilities allows us to offer customers a convenient, single solution for coffee, tea and high quality drinking water. We believe our position will be further strengthened through our ongoing efforts to enhance and promote our full-service beverage offering to new and existing customers.

Our traditional business focuses on marketing or supplying retailer, licensed and Company-owned brands, as well as manufacturing beverages on a contract basis for national brand customers. We also sell CSD concentrates and non-carbonated concentrates internationally. We believe that our position as a market leader, our broad portfolio offering and our existing infrastructure will enable us to continue to penetrate the contract manufacturing, private-label and value brand markets, whether by winning new customers, launching new product stock keeping units (“SKUs”) with existing customers, or supplying retailers who currently self-manufacture.

Extensive, Flexible Manufacturing and Distribution Capabilities

Our business is supported by our extensive international manufacturing and distribution network and our flexible production capabilities. Our manufacturing footprint encompasses strategically located beverage manufacturing, production, distribution and fruit processing facilities in North America, which includes combined production and distribution facilities supporting our DSS business, in the United Kingdom and in Mexico. In addition, we have a vertically-integrated global concentrate manufacturing facility in Columbus, Georgia that supplies our manufacturing plants and RCI’s global customer base. We also have a state of the art customer service call center for the DSS business in the United States.

Manufacturing flexibility is one of our core competencies and is critical to our success, as our products will typically feature customized packaging, design and graphics for our key customers. We believe our ability to produce multiple SKUs and packages on our production lines and manage complexities through quick-line changeover processes differentiates us from our competition.

With the DSS Acquisition, we believe we own the largest combined national production and distribution network for HOD, OCS and filtration services, serving approximately 1.5 million customers in the United States. DSS operates a national footprint of branch distribution facilities, combined production and distribution facilities and over 2,000 direct-to-consumer routes. We believe that having the largest national HOD production and distribution network in the industry gives us the ability to reduce our purchasing, manufacturing and delivery costs relative to our competitors.

High Levels of Customer Service and Strong Customer Integration

Our traditional business requires a high level of coordination with our customers in areas such as supply chain, product development and customer service. In addition to efficiently managing complex product manufacturing, we have a proven track record of maintaining high service levels across our customer base. We partner closely with customers on supply chain planning and execution to minimize freight costs, reduce working capital requirements and increase in-store product availability. We work as partners with our customers on new product development and packaging designs. Our role includes providing market expertise as well as knowledge of category trends that may present opportunities for our customers. A high level of customer integration and partnership coupled with an international manufacturing footprint is critical for the development of successful beverage programs for our customers.

Customer service in DSS’s HOD and OCS businesses are driven by its Route Sales Representatives (“RSRs”). As the consumer facing part of the business, RSRs are an important part of the customer relationship. DSS provides reliable deliveries and closely tracks call center and customer service metrics to continually improve customer satisfaction.

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

With the DSS Acquisition, we have an extensive HOD and OCS distribution network with a unique ability to service customers. We believe few competitors have a comparable footprint or infrastructure to support local, regional and national accounts directly, which differentiates us in the industry. DSS’s scaled network has allowed it to secure strategic relationships, which have been successful in attracting new customers and leveraging its production and delivery infrastructure. Furthermore, with DSS’s HOD and OCS trucks and RSRs, we are able to provide multiple products to our customers at minimal additional cost and generate additional profits on those incremental sales.

For 2015, our top 10 customers accounted for 32.2% of total revenue. Walmart accounted for 18.0% of our total revenue for the year. We have established long-standing relationships with most of our top 10 customers. As a result of our high product quality and commitment to service, coupled with an international manufacturing and distribution footprint, we believe we will continue to play a meaningful role in helping our customers develop strategies to build loyalty with consumers.

Business Strategy

Our vision is to continue to strengthen Cott by holding volume stable and focusing on revenue growth, which should in turn lead to strong free cash flow generation, higher margins, lower customer concentration, and hence lower risk, and ultimately result in a higher valuation that is more in line with our peer group. We have developed five building blocks or steps towards achieving this vision.

Grow Contract Manufacturing and Other Beverage Categories in Our Traditional Business

The first step of our vision and the foundation of our business strategy, is to hold the volume of our traditional business broadly stable through growing our sparkling water and mixer category and contract manufacturing channel to offset declines in private label CSDs and shelf stable juices, and continue to focus on our “4Cs” of customers, costs, capex and cash.

Maintain Customer Focus

Customer relationships are important for any business, but at Cott, where many of our products bear our customers’ brand names, we must maintain particularly close partnerships with our customers. We will continue to provide our customers with high quality products and services at an attractive value that will help them provide quality, value-oriented products to their consumers. We will continue to focus on our high levels of customer service, as well as innovations through the introduction of new packages, flavors and varieties of beverages. We believe our focus on our customers will enable us to leverage our existing relationships and to develop new ones in current and new markets.

Control Operating Costs

We understand that our long-term success will be closely tied to our ability to remain a low-cost supplier. Effective management of our operating costs is critical to our success. As part of our ongoing management of costs, we enter into contract commitments with suppliers of key raw materials such as aluminum sheet metal, high fructose corn syrup (“HFCS”), polyethylene terephthalate (“PET”) bottles, caps and preforms, fruit and fruit concentrates. On an ongoing basis we review our fixed overhead and manufacturing costs for opportunities for further reductions. In 2011, we transformed the Company’s information technology function from a nearly 100% outsourced, single vendor relationship to a combination of in-house resources and multi-vendor strategy, significantly reducing our total information technology spending. In 2012, we vertically integrated our manufacturing capabilities in order to manufacture our products with increased efficiency and at a lower cost. In 2014, we implemented our three-year $30.0 million cost reduction plan, which focuses on reducing production costs by improving procurement practices, increasing operational efficiency, eliminating waste and reducing packaging cost, resulting in approximately $9.0 million and $6.0 million in cost savings in 2015 and 2014. Our low cost position will be further supported by cost saving initiatives at DSS, which included reformulation of DSS’s periodic surcharge in 2012 to more closely align with the cost of petroleum-based products used in the business to mitigate the effect of increases in petroleum-based product costs.

Control Capital Expenditures and Rigorously Manage Working Capital

Consistent with our status as a low-cost supplier, we leverage our existing manufacturing capacity to maintain an efficient supply chain. We are committed to carefully prioritizing our capital investments that provide the best financial returns for Cott and for our customers, while maintaining safety, efficiency and superior product quality. Our manufacturing facilities operate according to the highest standards of safety and product quality. We perform regular third-party audits of our facilities and are subject to quality audits on behalf of our customers. We will continue to evaluate growth and other opportunities, while remaining mindful of our total capital expenditure targets. As a low-cost supplier, we actively manage our manufacturing capacity and routinely rationalize under-utilized assets. In 2015, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities, making equipment upgrades and continuing to implement our cost reduction plan.

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

Focus on DSS Organic Growth

Our goal is to position DSS to profitably grow the business and create shareowner value by focusing on expanding the customer base, and increasing revenue per customer through cross-selling and enhanced product offerings.

We will continue to capitalize on our strong direct-to-consumer distribution network and strategic partnerships to expand our customer base. Our nation-wide coverage provides us a significant advantage in competing for national commercial accounts, which is an increasingly important component of our distribution strategy and marketing efforts. We also remain focused on small and medium-sized businesses, a market segment that we believe remains underpenetrated.

We expect our strategic partnerships to further add to growth and reflect our ability to market our products through new channels to attract new customers. We believe that replicating this model with additional partners will expand our access to customers and accelerate our growth.

We believe our ability to cross-sell complementary water and coffee products and services represents a significant untapped opportunity as nearly all our existing and target customers consume both products. We are well-positioned to capitalize on this opportunity given the large installed customer base with which we have strong relationships and frequent face-to-face interactions. RSRs are trained to sell across our product set and are highly incentivized through our commission structure to promote new products to existing customers, which increases sales and average revenue per customer. We currently provide office coffee products to approximately 5% of our commercial water delivery customer locations, and, as a result, we believe there exists substantial opportunity to cross-sell our coffee products, which would generate incremental revenue per customer with minimal increases in delivery costs. To assist our RSRs in cross-selling coffee products, we have successfully rolled out the AquaCafe, a newly designed bottom loading bottled water cooler with an integrated single-cup coffee brewer. This machine not only capitalizes on growth in the single-cup coffee market, but increases overall consumption as the bottled water is used to produce the single-cup coffee.

Capture DSS Synergies

We captured $10.0 million of DSS synergies in 2015. We have established a goal of delivering approximately $10.0 million of incremental synergies in 2016 and 2017, for a total expected delivery of $30.0 million of DSS synergies by the end of 2017.

Pursue Synergistic HOD Water, OCS and Filtration Tuck-In Acquisitions

We intend to proactively pursue accretive acquisitions to complement our organic growth. The highly fragmented market in which we operate affords us ample opportunities to execute synergistic HOD water, OCS and filtration tuck-in acquisitions. For instance, there are thousands of regional and local water delivery operators. OCS and filtration services are even more fragmented with the top five providers aggregating for approximately 20% and 52% market share, respectively. Our acquisition strategy is consistent with our objective to continually build customer density and reduce the overall cost of servicing our existing customer base. We have a proven track record of achieving significant synergies and integrating companies onto our platform and we believe we will continue to improve our profitability and margins through acquisitions.

During the year ended January 2, 2016, we acquired nine separate HOD water businesses. These acquisitions support our previously announced objective of strategic acquisitions where we expect to be able to capitalize on synergies with our existing business.

Evaluate Mid-to-Larger Scale Acquisitions

Our business strategy also includes evaluating additional mid-to-larger scale opportunities to consolidate our positions in the HOD water, OCS and filtration services categories, as well as other higher margin or growth-oriented categories where our platform, operating strength and synergies can be leveraged. This is consistent with our ongoing strategy to continue to accelerate the pace and scale of our acquisition-based diversification outside of CSDs and shelf stable juices, with a focus on other beverage categories and beverage adjacencies, as well as driving our channel mix beyond large format retail and supermarket stores while ensuring our transactions are value-creative.

Principal Market Segments and Products

We estimate that we are one of the largest service providers of HOD bottled water, and produce (either directly or through third-party manufacturers with whom we have co-packing agreements) a significant portion of all retailer brand CSDs and juice sold in North America, as well as a significant portion of all retailer brand CSDs, sports and energy products sold in the United Kingdom.

As a producer of beverages on behalf of retailers, brand owners and distributors, we have a diversified product portfolio across major beverage categories, including beverages that are on-trend with consumer demand. With the DSS Acquisition, we believe we have the largest national presence in the HOD industry for bottled water, with a distribution network reaching approximately 90% of the U.S. population, and one of the top five positions in the U.S. OCS and filtration services industries.

We believe that opportunities exist to increase sales of our products in our core markets by optimizing existing customer relationships, capitalizing on cross-selling and up-selling opportunities, obtaining new customers, manufacturing beverages (including alcoholic beverages) on a contract basis for new and existing customers, exploring new channels of distribution, introducing new products and vertically integrating our traditional and DSS businesses which will allow us to manufacture, sell and distribute a variety of beverages through our DSS delivery channel and its broad reaching distribution network.

Restructuring Initiatives

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance and other employment related costs. We did not incur any restructuring charges in 2015.

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

Manufacturing and Distribution Network

Our business is supported by our extensive international manufacturing and distribution network and our flexible production capabilities. Our manufacturing footprint encompasses strategically located beverage manufacturing, production, distribution and fruit processing facilities in North America, which includes combined production and distribution facilities supporting our DSS business, in the United Kingdom and Mexico.

In our traditional business, our products are either picked up by our customers at our facilities or delivered by us, a common carrier, or third-party distributors to our customers’ distribution centers, or to retail or wholesaler locations.

In our DSS business, we operate a national footprint of branch distribution facilities, combined production and distribution facilities and over 2,000 direct-to-consumer routes. We believe that having the broadest national HOD production and distribution network in the industry gives us the ability to reduce our purchasing, manufacturing and delivery costs relative to our competitors.

Ingredient and Packaging Supplies

In addition to water, the principal raw materials required to produce our products are aluminum cans and ends, resin for PET, high-density polyethylene (“HDPE”) and polycarbonate bottles, caps and preforms, labels, cartons and trays, sweeteners, such as HFCS and sugar, fruit concentrates and fruit. The cost of these raw materials can fluctuate substantially over time.

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

Customers

A significant portion of our revenue is concentrated in a small number of customers particularly in our traditional business. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains, as well as customers for whom we manufacture beverages on a contract basis. For 2015, sales to

Walmart accounted for 18.0% of our total revenue (2014—26.1%; 2013—30.1%), 33.2% of our Cott North America reporting segment revenue (2014—33.3%; 2013—36.1%), 11.5% of our Cott U.K. reporting segment revenue (2014—12.7%; 2013—14.8%), 3.7% of our All Other reporting segment revenue (2014—3.8%; 2013—3.9%) and 2.2% of our DSS reporting segment revenue (2014—2.7%). Walmart was the only customer that accounted for more than 10% of our total revenue in those periods. Sales to our top ten customers in 2015, 2014 and 2013 accounted for 32.2%, 46.5% and 50.0%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of revenue in our traditional business for the foreseeable future. The loss of any customers that individually or in the aggregate represent a significant portion of our revenue, or a decline in sales to these customers, would have a material adverse effect on our operating results and cash flow.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including CSDs, clear, still and sparkling flavored waters, 100% shelf stable juice, juice-based products, bottled water, energy products, sports products, new age beverages and ready-to-drink teas. In 2015, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $2.8 million in 2015, $2.9 million in 2014 and $3.1 million in 2013 and are included as a component of selling, general and administrative (“SG&A”) expenses.

Competition

In our traditional business, we compete principally in the non-alcoholic beverages category, which is highly competitive in each region in which we operate. Competition for incremental retail volume is intense. The brands owned by the four major national non-alcoholic beverage companies, Coca-Cola, Pepsi, Nestle Waters North America and Dr. Pepper Snapple (formerly Cadbury Schweppes), control 62.2% of the total CSD and alternative beverage category within the United States. These companies have significant financial resources and spend heavily on promotional programs. They also have direct store delivery systems in North America, which enable their personnel to visit retailers frequently to promote new items, stock shelves and build displays. We also face competition in the juice category from juice brands such as Welch’s, Ocean Spray and Mott’s. In addition, we face competition in North America, the United Kingdom and Mexico from regional beverage manufacturers who sell aggressively priced brands and, in many cases, also supply retailer brand products. A few larger U.S. retailers also self-manufacture products for their own needs and regularly approach other retailers seeking additional business.

Our principal competitor in the three gallon (“3G”) and five gallon (“5G”) HOD bottled water business is Nestle, which competes with us directly in many of our markets within the United States. We face competition in our HOD business as distribution methods for residential and commercial bottled water products continue to change and evolve, including increasing availability of 3G and 5G water bottles in retail stores. This could affect our business as some customers may choose to purchase water in returnable bottles through retailers rather than through our sales and distribution network. We have a strategic alliance with Primo Water Corporation (“Primo”) to bottle and distribute Primo’s 3G and 5G water bottles through retail stores, however, customers could choose to purchase Primo’s competitors’ retail products. Our HOD business also faces increased competition from filtration units in the residential and commercial market, including countertop filtration, faucet mounted filtration, in-line whole-house filtration, water filtration dispensing products and refrigerator-dispensed filtration. Because homes and offices with installed filtration systems participate at a lower rate in the bottled water market, the installation of these systems poses a competitive threat to our business and reduces the number of potential customers for our bottled water products. Although we compete in the filtration area and have realized growth of our filtration customer base, we may not be able to offset a decline in revenue from bottled water customers that switch to filtered water. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit.

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

We currently offer and use non-refillable recyclable containers in the United States and other countries around the world. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and other countries requiring that deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

We are a member of the International Bottled Water Association (“IBWA”) and the Water Quality Association. These associations often set higher water quality standards than those set by governmental agencies. Members must comply with these standards, which are enforced by the members themselves. The IBWA requires submission to annual plant inspections administered by an independent third-party inspection agency, such as the National Sanitation Foundation. These inspections audit quality and testing records, review all areas of plant operations and the bottling process, and check compliance with relevant national standards, good manufacturing practices, and any other regulations set by the IBWA. If we fail to meet the standards set by the IBWA and Water Quality Association, there could be an adverse impact on our reputation, which could have a material adverse effect on our business and results of operations.

All of our beverage production facilities and other operations are subject to various environmental protection statutes and regulations, including those of the U.S. Environmental Protection Agency (“EPA”), which pertain to the use of water resources and the discharge of waste water. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position. However, as discussed below, changes in how the Ontario Ministry of the Environment enforces the Ontario Environmental Protection Act could result in our having to make material expenditures for environmental compliance.

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

We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. To comply with these requirements we, and we believe many other industry participants, would have to significantly increase sales in refillable containers to a minimum refillable sales ratio of 30%. We do not expect to be in compliance with these regulations in the foreseeable future. Ontario is not enforcing the OEPA at this time, despite the fact that it is still in effect and not amended, but if it chooses to enforce it in the future, we could incur fines for noncompliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 2% of our sales in Canada would be affected by the possible limitation of sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA against us. Moreover, the Ontario Ministry of the Environment released a report in 1997 stating that these OEPA regulations are “outdated and unworkable.” However, despite the “unworkable” nature of the OEPA regulations, they have not yet been revoked.

We believe that the magnitude of the potential fines that we could incur if the Ontario Ministry of the Environment chose to enforce these regulations is such that the costs to us of noncompliance could be, although are not contemplated to be, material. However, our management believes that probability of such enforcement is remote.

Employees

As of January 2, 2016, we had over 9,500 employees, of whom approximately 2,500 were in the Cott North America reporting segment, 5,320 were in the DSS reporting segment, 1,460 were in the Cott U.K. reporting segment, and 290 were in the All Other reporting segment. We have entered into collective bargaining agreements covering 1,071 employees in North America, the United Kingdom and Mexico that contain terms that we believe are typical in the beverage industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.

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

We may be unable to compete successfully in the markets in which we operate.

In our traditional business, the markets for our CSD and shelf stable juice products are extremely competitive. In comparison to the major national brand beverage manufacturers, we are a relatively small participant in the industry. We face competition from the national brand beverage manufacturers in all of our markets, from other retailer brand beverage manufacturers, and from other contract beverage manufacturers. If our competitors reduce their selling prices, increase the frequency of their promotional activities in our core market, enter into the production of private-label products or expand their contract manufacturing efforts, or if our retail customers do not allocate adequate shelf space for the beverages we supply, we could experience a decline in our volumes, be forced to reduce pricing, forgo price increases required to offset increased costs of raw materials and fuel, increase capital and other expenditures, or lose market share, any of which could negatively affect our results of operations.

We face competition in our HOD business as distribution methods for residential and commercial bottled water products continue to change and evolve. The increasing availability of three- and five- gallon (“3G” and “5G”) water bottles in retail stores could affect our business as some customers may choose to purchase water in returnable bottles through retailers rather than through our sales and distribution network. We have a strategic alliance with Primo to bottle and distribute Primo’s 3G and 5G water bottles through retail stores, however, customers could choose to purchase Primo’s competitors’ retail products. Our HOD business also faces increased competition from filtration units in the residential and commercial market, including countertop filtration, faucet mounted filtration, in-line whole-house filtration, water filtration dispensing products and refrigerator-dispensed filtration. Because homes and offices with installed filtration systems participate at a lower rate in the bottled water market, the installation of these systems poses a competitive threat to our business and reduces the number of potential customers for our bottled water products. Although we compete in the filtration area and have realized growth of our filtration customer base, we may not be able to offset a decline in revenue from bottled water customers that switch to filtered water. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit. Our OCS business is also subject to intense competition. Our coffee business consists of both large brewers and single-serve brewers, where increased competition has developed from food, beverage and office products distributors. Additionally, retail and internet availability of these products could negatively affect demand for the direct distribution sources we offer.

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

Because a small number of customers account for a significant percentage of our sales in our traditional business, the loss of or reduction in sales to any significant customer could negatively affect our financial condition and results of operations.

In our traditional business, a significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America, the United Kingdom and Mexico, as well as customers for whom we manufacture beverages on a contract basis. Sales to Walmart, our top customer in 2015, 2014 and 2013 accounted for 18.0%, 26.1% and 30.1%, respectively, of our total revenue. Sales to our top ten customers in 2015, 2014 and 2013 accounted for 32.2%, 46.5% and 50.0%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue in our traditional business for the foreseeable future.

The loss of Walmart or any significant customer, or customers that in the aggregate represent a significant portion of our revenue, or a material reduction in the amount of business we undertake with any such customer or customers, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if Walmart or any significant customer reacts unfavorably to any pricing of our products or decides to de-emphasize or reduce their product offerings in the categories with which we supply them. At January 2, 2016, we had $422.9 million of customer relationships recorded as an intangible asset. The permanent loss of any customer included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer.

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

In recent years, we have grown our business and beverage offerings primarily through the acquisition of other companies, development of new product lines and growth with key customers. We believe that opportunities exist to grow our business by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution, introducing new products or identifying appropriate acquisition or strategic alliance candidates. The success of this strategy with respect to acquisitions depends on our ability to manage and integrate acquisitions and alliances into our existing business. Furthermore, the businesses or product lines that we acquire or align with may not be integrated successfully into our business or prove profitable. In addition to the foregoing factors, our ability to expand our business in foreign countries is also dependent on, and may be limited by, our ability to comply with the laws of the various jurisdictions in which we may operate, as well as changes in local government regulations and policies in such jurisdictions. If we fail to manage the geographic allocation of production capacity surrounding customer demand, we may lose certain customer product volume or have to utilize co-packers to fulfill our customer capacity obligations, either of which could negatively affect our business, financial condition and results of operations.

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

We may not realize the expected revenue and cost synergies related to the DSS Acquisition.

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

Our indemnification rights under the DSS Merger Agreement are limited.

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

We incurred substantial indebtedness in order to finance the DSS Acquisition, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We issued the 2020 Notes, assumed the DSS Notes, and amended our ABL facility and drew down a substantial amount of indebtedness under that facility in order to fund the DSS Acquisition. As a result, we have substantially more indebtedness than has been the case for us historically. The interest rate on the DSS Notes is higher than we have historically experienced.

Our ability to make payments on our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or negatively affect our financial condition and results of operations. We may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

Changes in future business conditions could cause business investments and/or recorded goodwill, indefinite life intangible assets or other intangible assets to become impaired, resulting in substantial losses and write-downs that would negatively affect our results of operations.

As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately $759.6 million of our recorded total assets as of January 2, 2016. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our other intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”), and trademarks acquired in the DSS Acquisition. The trademarks acquired in the DSS Acquisition relate to established brands in use for over 100 years in some cases. These assets have a net book value of $228.1 million, and are more fully described in Note 1 to the Consolidated Financial Statements.

As of January 2, 2016, our intangible assets subject to amortization and other assets, net of accumulated amortization were $483.6 million, which consisted principally of $422.9 million of customer relationships that arose from acquisitions, $9.9 million of deposits, $24.9 million of information technology assets, and $4.9 million of trademarks. Customer relationships are typically amortized on an accelerated straight-line basis for the period over which we expect to receive the economic benefits. The customer relationships acquired in connection with the DSS Acquisition are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to any customer included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of fixed assets that were used to service that customer. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill or the Rights. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1 to the Consolidated Financial Statements.

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

With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as sweeteners, we have entered into long-term supply agreements, the remaining terms of which range from 12 to 72 months, and therefore we expect to have a supply of those key packaging supplies and ingredients during such terms. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.

We have a significant amount of outstanding indebtedness, which could adversely affect our financial health, and future cash flows may not be sufficient to meet our obligations.

As of January 2, 2016, our total indebtedness was $1,650.8 million. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:

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

These covenants are subject to important exceptions and qualifications. In addition, our ABL facility also requires us, under certain circumstances, to maintain compliance with certain financial covenants as described in the “Covenant Compliance” section in Item 7. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our ABL facility, or the indentures governing the 2022 Notes, the 2020 Notes or the DSS Notes could result in an event of default under one or more of the documents governing such obligations, which would allow the lenders under our ABL facility to declare all borrowings outstanding, or in the case of the noteholders of the 2022 Notes, the 2020 Notes or the DSS Notes, all principal amounts outstanding on such notes, to be due and payable. Any such acceleration would trigger cross-default provisions under the ABL facility, the indentures governing our outstanding notes and, potentially, our other indebtedness. In the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations, face bankruptcy, or take other actions that are inconsistent with our current business practices or strategy. For additional information about our ABL facility, see our discussion under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 15 to the Consolidated Financial Statements.

A portion of our debt may be variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

Our ABL facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our ABL facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. The outstanding borrowings under the ABL facility as of January 2, 2016 were $122.0 million.

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

We possess certain intellectual property that is important to our business. This intellectual property includes trade secrets, in the form of the concentrate formulas for most of the beverages that we produce, and trademarks for the names of the beverages that we sell. While we own certain of the trademarks used to identify our beverages, other trademarks are used through licenses from third-parties or by permission from our customers. Our success depends, in part, on our ability to protect our intellectual property.

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

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights. At January 2, 2016, we had $45.0 million of Rights and $183.1 million of trademarks recorded as intangible assets (see Note 13 to the Consolidated Financial Statements).

Occasionally, third-parties may assert that we are, or may be, infringing on or misappropriating their intellectual property rights. In these cases, we intend to defend against claims or negotiate licenses when we consider these actions appropriate. Intellectual property cases are uncertain and involve complex legal and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from business operations.

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

Certain regulations under the OEPA provide that a minimum percentage of a bottler’s soft drink sales within specified areas in Ontario must be made in refillable containers. The penalty for noncompliance by a corporation is a fine of $250,000 per day beginning when the first offense occurs and continuing until the first conviction, and then increasing to $500,000 per day for each subsequent conviction. These fines may be increased to equal the amount of monetary benefit acquired by the offender as a result of the commission of the offense. We, and we believe other industry participants, are currently not in compliance with the requirements of the OEPA. We do not expect to be in compliance with these regulations in the foreseeable future. Ontario is not enforcing the OEPA at this time, but if it chose to enforce the OEPA in the future, we could incur fines for noncompliance and the possible prohibition of sales of soft drinks in non-refillable containers in Ontario. We estimate that approximately 2% of our sales in Canada would be affected by the possible limitation on sales of soft drinks in non-refillable containers in Ontario if the Ontario Ministry of the Environment initiated an action to enforce the provisions of the OEPA.

Our business is seasonal and adverse weather conditions could negatively affect our business, financial condition and results of operations.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may reduce the demand for our CSDs, bottled water and other products and contribute to lower revenues, which could negatively affect our profitability. Warmer winter weather could decrease sales of our coffee and hot chocolate products and negatively affect our business, financial condition and results of operations.

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

We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third-party providers for various networking, application hosting and related business process services which support our key information systems. Issues with performance by these third-parties may disrupt our operations and as a result, our operating expenses could increase, which could negatively affect our results of operations.

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

We may not continue our quarterly dividend and shareowners may never obtain a return on their investment.

We have paid quarterly cash dividends since 2012. Most recently, the board of directors declared a dividend of $0.06 per common share to be paid in cash on March 24, 2016 to shareowners of record at the close of business on March 9, 2016. However, there can be no assurance that we will continue to declare quarterly dividends in the future. The declaration and payment of future dividends on our common shares is subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants and other restrictions on payment set forth in the instruments governing our indebtedness and preferred shares in effect from time to time. Accordingly, shareowners must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

Our business is supported by our extensive manufacturing and distribution network and flexible production capabilities. Our manufacturing and distribution footprint encompasses 62 strategically located beverage manufacturing, production, distribution and fruit processing facilities, including 52 in North America, which include 28 combined production and distribution facilities acquired as part of the DSS Acquisition, eight in the United Kingdom, one in Mexico, and one vertically-integrated global concentrate manufacturing facility in Columbus, Georgia. In addition, we have one customer service call center for the DSS business in the United States.

Total square footage of our beverage manufacturing, production, distribution and fruit processing facilities is approximately 6.3 million square feet in North America; 1.2 million square feet in the United Kingdom; and 0.3 million square feet in Mexico. This square footage does not include 169 separate leased and sub-leased warehouses and 57 owned warehouses that together comprise 5.1 million square feet and eight leased office spaces and two owned office spaces that together comprise 0.4 million square feet. Lease terms for non-owned beverage production facilities and offices expire between 2016 and 2035.

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

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names, ages, offices and backgrounds of all of our executive officers as of February 29, 2016. Our officers do not serve for a set term.

	Office	Age
Jerry Fowden	Chief Executive Officer	59
Jay Wells	Chief Financial Officer	53
Steven Kitching	President - Cott North America Business Unit	52
Thomas Harrington	Chief Executive Officer - DS Services of America, Inc.	58
Marni Morgan Poe	Vice President, General Counsel and Secretary	46
Michael Creamer	Vice President - Human Resources	59
Carlos Baila	Chief Procurement Officer	49
Jason Ausher	Chief Accounting Officer	42

•	Jerry Fowden was appointed Chief Executive Officer in 2009. Prior to this appointment, Mr. Fowden served as President of our international operating segments and Interim President, North America from 2008 to 2009, and as Interim President of our U.K. operating segment from 2007 to 2008. He served as Chief Executive Officer of Trader Media Group Ltd., a media company, and as a member of its parent Guardian Media Group plc’s board of directors from 2005 until 2007. From 2001 until 2004, Mr. Fowden served in a variety of roles with AB InBev S.A. Belgium, an alcoholic beverage company, including President, European Zone, Western, Central and Eastern Europe from 2003 to 2004, Global Chief Operating Officer from 2002 to 2003 and Chief Executive Officer of Bass Brewers Ltd., a subsidiary of AB InBev S.A. Belgium, from 2001 to 2002. From 1997 to 2001, Mr. Fowden was Managing Director of the Rank Group Plc’s Hospitality and Holiday Division and was a member of the Rank Group Plc board of directors from 1999 to 2001. Mr. Fowden currently serves on the board of directors of Constellation Brands, Inc., a premium wine, beer and spirits company, and on the board of directors of the American Beverage Association. Mr. Fowden has served on our board of directors since March 2009.

•	Jay Wells was appointed Chief Financial Officer in 2012. Prior to joining Cott, Mr. Wells held various senior finance positions with Molson Coors from 2005 to 2012, including Chief Financial Officer of Molson Coors Canada, a subsidiary of Molson Coors Brewing Company, and Global Vice President, Treasury, Tax, and Strategic Finance of Molson Coors Brewing Company. From 1990 to 2005, Mr. Wells held several positions within Deloitte and Touche LLP, including partner.

•	Steven Kitching was appointed President of Cott’s North America business unit in 2013. From 2008 to 2013, Mr. Kitching served as Managing Director of Cott’s United Kingdom/Europe business unit. From 2005 to 2008, Mr. Kitching held several positions with InBev UK, including Managing Director—On Trade Sales and Managing Director—Commercial and Field Operations. Prior to that, Mr. Kitching held several positions with Interbrew and Whitbread Beer Company from 1986 to 2005, including General Manager Netherlands of Interbrew from 2004 to 2005.

•	Thomas J. Harrington was appointed Chief Executive Officer of our DSS business unit in connection with the closing of the DSS Acquisition on December 12, 2014. Prior to the DSS Acquisition, Mr. Harrington served in various roles with DSS from 2004 to 2014, including Chief Executive Officer, President, Chief Operating Officer, West Division President, and Senior Vice President, Central Division. Prior to joining DSS, Mr. Harrington served in various roles with Coca-Cola Enterprises, Inc. including Vice President and General Manager of Coca-Cola Enterprises New York and Chicago divisions. He also served in various sales and marketing roles with Pepperidge Farm from 1979 to 1985. Mr. Harrington currently serves on the board of directors of the International Bottled Water Association, the National Automatic Merchandising Association and the Water Quality Association.

•	Marni Morgan Poe was appointed Vice President, General Counsel and Secretary in 2010. Prior to her appointment, Ms. Poe served as Corporate Counsel of the Company from 2008 to 2010. Prior to joining the Company, Ms. Poe was a partner at the law firm of Holland & Knight LLP from 2000 to 2006 and an associate of the law firm from 1995 to 2000.

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

•	Carlos Baila was appointed Chief Procurement Officer in 2013. From 2005 to 2012, Mr. Baila worked for PepsiCo Inc. as Vice President of Global Procurement. From 1998 to 2005, Mr. Baila worked as a Supply Chain Executive at Accenture Ltd. where he provided clients with management consulting services primarily around supply chain and strategic sourcing projects, procurement transformations, contract structuring, financial valuations, and supply chain optimizations. Mr. Baila has been involved in multinational projects across the Americas, Europe, Middle East and Asia; and, in Argentina, held several positions in operations at Keystone Foods from 1995 to 1997 and Quilmes Brewery from 1992 to 1995.

•	Jason Ausher was appointed Chief Accounting Officer in May 2015. Prior to this appointment, from 2015 to 2011, Mr. Ausher served as the Company’s VP Treasurer, Corporate Development. From 2010 to 2011, Mr. Ausher served as the Company’s Corporate Controller and from 2008 to 2010 he held the position of Controller for the Company’s U.S. business unit. From 2003 to 2008, Mr. Ausher held numerous positions with Walter Industries, Inc. and Mueller Water Products Inc. (a water infrastructure business and spin-off of Walter Industries, Inc.), including the position of Vice President of Finance. Prior to this, from 1996 to 2002, Mr. Ausher was with PricewaterhouseCoopers LLP.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the TSX under the ticker symbol “BCB,” and on the NYSE under the ticker symbol “COT.”

The tables below show the high and low reported per share sales prices of our common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods for 2015 and 2014.

Toronto Stock Exchange (C$)

TSX

	2015		2014
	High	Low	High	Low
First Quarter	$12.52	$7.95	$9.45	$8.30
Second Quarter	$13.00	$10.29	$9.43	$7.33
Third Quarter	$15.62	$12.11	$8.42	$7.19
Fourth Quarter	$15.71	$11.97	$8.23	$6.66

New York Stock Exchange (U.S.$)

NYSE

	2015		2014
	High	Low	High	Low
First Quarter	$10.05	$6.76	$8.55	$7.60
Second Quarter	$10.66	$8.56	$8.57	$6.78
Third Quarter	$11.87	$9.56	$7.75	$6.60
Fourth Quarter	$11.84	$8.96	$7.09	$5.95

As of February 19, 2016, we had 980 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 19, 2016 was C$15.43 on the TSX and $11.22 on the NYSE.

The board of directors has declared a quarterly cash dividend of $0.06 per common share in each quarter during 2014 and 2015 for an aggregate yearly dividend payment of approximately $22.0 million, and $25.1 million, respectively. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2020 Notes, the 2022 Notes and the DSS Notes, as well as other factors that the board of directors may deem relevant from time to time.

Dividends to shareowners who are non-residents of Canada will generally be subject to Canadian withholding tax. Under current Canadian tax law, dividends paid by a Canadian corporation to a non-resident shareowner are generally subject to Canadian withholding tax at a 25% rate. Under the current tax treaty between Canada and the United States, U.S. residents who are entitled to treaty benefits are generally eligible for a reduction in this withholding tax rate to 15% (and to 5% for a shareowner that is a corporation and is the beneficial owner of at least 10% of our voting stock). Accordingly, under current tax law, our U.S. resident shareowners who are entitled to treaty benefits will generally be subject to a Canadian withholding tax at a 15% rate on dividends paid by us, provided that they have complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty. The fifth protocol to the tax treaty between Canada and the United States places additional restrictions on the ability of U.S. residents to claim these reduced rate benefits. U.S. residents generally will be entitled on their U.S. federal income tax returns to claim a foreign tax credit, or a deduction, for Canadian withholding tax that applies to them, subject to certain applicable limitations. U.S. investors should consult their tax advisors with respect to the tax consequences and requirements applicable to them, based on their individual circumstances.

There are certain restrictions on the payment of dividends under our ABL facility and under the indentures governing the 2020 Notes, the 2022 Notes and the DSS Notes. The ABL facility and the indentures governing the 2020 Notes, the 2022 Notes and the DSS Notes are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters” in this Annual Report on Form 10-K.

In December 2014, in connection with and as part of the consideration for the DSS Acquisition, the Company issued to the sellers Convertible Preferred Shares having an aggregate value of approximately $116.1 million and Non-Convertible Preferred Shares having an aggregate value of approximately $32.7 million. The issuance of the Preferred Shares pursuant to the Merger Agreement was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder. As of June 11, 2015, all of the outstanding Convertible Preferred Shares and Non-Convertible Preferred Shares were redeemed by the Company (see Note 19 to the Consolidated Financial Statements). Other than the issuance of the Preferred Shares in 2014, the Company has not sold any equity securities that were not registered under the Securities Act during the past three years.

Calculation of aggregate market value of non-affiliate shares

For purposes of calculating the aggregate market value of common shares held by non-affiliates as shown on the cover page of this Annual Report on Form 10-K, it was assumed that all of the outstanding shares were held by non-affiliates except for outstanding shares held or controlled by our directors and executive officers. For further information concerning shareholdings of officers, directors and principal shareowners, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters” in this Annual Report on Form 10-K.

Shareowner return performance graph

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; (iii) the peer group utilized in prior annual reports, which consists of publicly-traded companies in the bottling industry comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, National Beverage Corp., Pepsi Bottling Group Inc. and PepsiAmericas Inc., and (iv) a new peer group utilized in this Annual Report, which better reflects our business following the DSS Acquisition, consisting of publicly-traded companies in the bottling and route-based service industries comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, Coca Cola FEMSA, S.A.B de C.V., Coca Cola Amatil Ltd., National Beverage Corp., A.G. Barr plc, Britvic plc, G&K Services, Inc., UniFirst Corp., ABM Industries Inc., Chemed Corp., ServiceMaster Global Holdings, Inc., Cintas Corp., and Aramark. The closing price of Cott’s common shares as of January 2, 2016 was C$15.24 on the TSX and $10.99 on the NYSE. The following table is in Canadian dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 (CANADIAN) INVESTED ON JAN. 01, 2011

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING JAN. 02, 2016

Company / Market / Peer Group	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015	1/2/2016
Cott Corporation	$100.00	$71.51	$88.89	$99.96	$98.12	$186.30
S&P / TSX Composite	$100.00	$91.28	$96.91	$110.26	$123.32	$112.02
New Peer Group	$100.00	$120.39	$152.03	$215.51	$258.89	$354.30
Old Peer Group	$100.00	$110.36	$115.70	$146.29	$186.74	$242.55

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

Tax Withholdings

The following table contains information about shares that we withheld from delivering to employees during 2015 to satisfy their tax obligations related to stock-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Shares	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
February 2015	87,157	$7.90	N/A	N/A
August 2015	4,777	$11.30	N/A	N/A

Total	91,934

ITEM 6.	SELECTED FINANCIAL DATA

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

(in millions of U.S. dollars, except per share amounts)	January 2, 2016	January 3, 2015 [1]	December 28, 2013	December 29, 2012	December 31, 2011
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Revenue, net	$2,944.0	$2,102.8	$2,094.0	$2,250.6	$2,334.6
Cost of sales	2,048.5	1,826.3	1,818.6	1,937.9	2,034.3

Gross profit	895.5	276.5	275.4	312.7	300.3
SG&A expenses	768.6	213.7	180.3	197.4	189.2
Loss on disposal of property, plant & equipment	6.9	1.7	1.8	1.8	1.2
Restructuring	—	2.4	2.0	—	—
Asset impairments	—	1.7	—	—	0.6
Intangible asset impairments	—	—	—	—	1.4
Acquisition and integration expenses	20.6	41.3	3.1	3.4	6.7

Operating income	99.4	15.7	88.2	110.1	101.2
Other (income) expense, net	(9.5)	21.0	12.8	(1.4)	3.1
Interest expense, net	111.0	39.7	51.6	54.2	57.1

(Loss) income before income taxes	(2.1)	(45.0)	23.8	57.3	41.0
Income tax (benefit) expense	(22.7)	(61.4)	1.8	4.6	(0.7)

Net income	$20.6	$16.4	$22.0	$52.7	$41.7

Less: Net income attributable to non-controlling interests	6.1	5.6	5.0	4.5	3.6
Less: Accumulated dividends on convertible preferred shares	4.5	0.6	—	—	—
Less: Accumulated dividends on non-convertible preferred shares	1.4	0.2	—	—	—
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—

Net (loss) income attributed to Cott Corporation	$(3.4)	$10.0	$17.0	$48.2	$38.1

Net (loss) income per common share attributed to Cott Corporation
Basic	$(0.03)	$0.11	$0.18	$0.51	$0.40
Diluted	(0.03)	0.10	0.18	0.50	0.40
Financial Condition
Total assets [2]	$2,887.3	$3,073.2	$1,410.7	$1,545.2	$1,485.6
Short-term borrowings	122.0	229.0	50.8	—	—
Current maturities of long-term debt	3.4	4.0	3.9	1.9	3.4
Long-term debt [2]	1,525.4	1,541.3	397.9	593.2	591.3
Convertible preferred shares	—	116.1	—	—	—
Non-convertible preferred shares	—	32.7	—	—	—
Equity	645.9	548.9	604.4	621.4	566.3
Cash dividends paid to common and preferred shareholders	31.0	22.8	21.9	5.8	—
Dividends declared per common share	0.24	0.24	0.24	0.06	—

1.	In 2014, we completed the acquisition of DSS for approximately $1.246 billion, paid for through a combination of incremental borrowings under our ABL facility of $180.0 million, issuance of $625.0 million of our 2020 Notes, assumption of DSS’s $350.0 million DSS Notes, and the issuance of Preferred Shares to the owners of DSS having an aggregate value of approximately $148.8 million.
2.	Balances as of fiscal years ended January 3, 2015, December 28, 2013, December 29, 2012 and December 31, 2011 have been retrospectively adjusted and presented to reflect the adoption of ASU 2015-03 and ASU 2015-17 (see Note 1 to the Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

With the acquisition of DS Services of America, Inc. (“DSS”) in December 2014, we combined a leading provider in the direct-to-consumer beverage services industry with our traditional business, one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. We now have the largest volume-based national presence in the U.S. home and office delivery (“HOD”) industry for bottled water and one of the five largest national market share positions in the U.S. office coffee services (“OCS”) and filtration services industries. We reach over 1.5 million customers (approximately 60% commercial and 40% residential) through over 2,000 routes located across our national network supported by national sales and distribution facilities, as well as a fleet of over 2,000 vehicles. Our broad portfolio allows us to offer, on a direct-to-consumer basis, a variety of bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment. With the ability to cover approximately 90% of U.S. households, in terms of geography, we believe we have the broadest distribution network in the direct-to-consumer beverage services industry in the United States, which enables us to efficiently service residences and small and medium size businesses, as well as national corporations, universities and government agencies.

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

Our traditional business typically operates at low margins and therefore relatively small changes in cost structures can materially affect results. Industry-wide carbonated soft drink (“CSD”) sales have declined during 2013, 2014, and 2015 and ingredient and packaging costs have remained volatile.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are aluminum in the case of cans and ends, polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate, corn in the case of high fructose corn syrup (“HFCS”), sugar, fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing sales price increases as needed.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. In 2015 we supplied Walmart with all of its private-label CSDs in the United States. If Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart in 2013, 2014 and 2015, accounted for 30.1%, 26.1%, and 18.0% respectively, of total revenue.

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

In 2015, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities, making equipment upgrades and continuing to implement our cost reduction plan.

For the year ended January 3, 2015, we had 53 weeks of activity, compared to 52 weeks of activity for the years ended January 2, 2016 and December 28, 2013. We estimate the additional week contributed $29.1 million of additional revenue and $1.1 million of additional operating income for the year ended January 3, 2015.

Acquisition and Financing Transactions

DSS Acquisition, Related Financing and Follow-on Acquisitions

In December 2014, we completed the acquisition by merger of DSS Group, Inc. (the “DSS Group”), parent company to DS Services of America, Inc. and its subsidiaries, a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion payable through a combination of incremental borrowings under our asset based lending facility (“ABL facility”) of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due January 1, the assumption of existing $350.0 million senior notes due 2021 originally issued by DSS, and the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”) having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares,” and together with the Convertible Preferred Shares, the “Preferred Shares”) having an aggregate value of approximately $32.7 million.

As noted above, we issued $625.0 million of the 6.75% senior notes due January 1, 2020 in December 2014 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended (“Securities Act”), and used the proceeds from the issuance to partially finance the DSS Acquisition. On July 14, 2015, we exchanged the privately-placed notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2020 Notes”).

On May 26, 2015, we completed an offering, on a bought deal basis, of 16,215,000 common shares at a price of $9.25 per share for gross proceeds to us of approximately $150.0 million (the “2015 Offering”). We incurred $6.0 million of underwriter commissions and $1.5 million in professional fees in connection with the 2015 Offering. The proceeds of the 2015 Offering were used to redeem all of the Preferred Shares (see Note 19 to the Consolidated Financial Statements).

During the year ended January 2, 2016, we, through our DSS reporting segment, acquired nine separate HOD water businesses. We have accounted for all of these transactions as business combinations in accordance with U.S. generally accepted accounting principles (“GAAP”). These acquisitions support our previously announced objective of strategic acquisitions where we expect to be able to leverage synergies with our existing business. Net assets, including goodwill, acquired have been allocated to the DSS reporting segment. All of the goodwill recorded is expected to be tax deductible.

On January 4, 2016, we acquired AquaTerra Corporation (“AquaTerra”), a Canadian direct-to-consumer home and office water delivery business, for approximately C$62 million (approximately $45 million on the closing date). The acquisition was funded using cash on hand as well as borrowings under our ABL facility. AquaTerra will become a part of our DSS reporting segment.

Other Strategic Transactions

In May 2014, our Cott U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”). Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) paid in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid in September 2014, and aggregate contingent consideration of up to £16.0 million ($23.6 million at exchange rates in effect on January 2, 2016), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment and the deferred consideration payment were funded from ABL borrowings and available cash.

In June 2013, our Cott U.K. reporting segment acquired 100% of the share capital of Cooke Bros Holdings Limited (the “Calypso Soft Drinks Acquisition”), which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks produces fruit juices, juice drinks, soft drinks, and freezable products in the United Kingdom. The aggregate purchase price for the Calypso Soft Drinks Acquisition was $12.1 million, which included approximately $7.0 million paid at closing and deferred payments of approximately $2.3 million and $2.5 million paid on the first and second anniversaries of the closing date, respectively. Each payment was funded from available cash.

Financing Activity

On June 25, 2015, we entered into a sale-leaseback transaction (the “Sale-Leaseback Transaction”) involving five of our manufacturing, production and distribution facilities in North America, pursuant to which we received cash proceeds of $40.1 million, after related transaction expenses, and recorded a gain of $22.6 million. The facilities are being leased from the buyer-lessor over an initial lease term of 20 years and the lease is classified as an operating lease. We determined we have retained the lease rights to the facilities but not the benefits and risks incident to ownership; thus $21.6 million of the $22.6 million gain was deferred, with the remaining $1.0 million recognized as a gain on sale in loss on disposal of property, plant & equipment in our Consolidated Statement of Operations for the year ended January 2, 2016. This deferred gain is being amortized as a reduction to rent expense over the 20-year initial lease term.

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

Summary Financial Results

Our net loss attributed to Cott Corporation in 2015 was $3.4 million or $0.03 per diluted common share, compared with net income of $10.0 million or $0.10 per diluted common share in 2014.

The following items of significance affected our 2015 financial results:

•	our revenue increased $841.2 million, or 40.0%, in 2015 compared to the prior year due primarily to a full year of operations from our Aimia and DSS businesses and the impact of four additional shipping days in 2015, partially offset by the impact of unfavorable foreign exchange rates, the impact of the 53rd week in 2014, and a mix shift from private label to contract manufacturing in the Cott North America and Cott U.K. reporting segments. Excluding the impact of foreign exchange, the impact of the 53rd week in 2014 and four additional shipping days in 2015, revenue increased $927.5 million, or 44.7%, from the prior year;

•	our gross profit as a percentage of revenue increased to 30.4% in 2015 compared to 13.1% in the prior year due primarily to the addition of the Aimia and DSS businesses and cost and efficiency savings, partially offset by the impact of unfavorable foreign exchange rates and the competitive environment in our traditional business;

•	our selling, general and administrative (“SG&A”) expenses increased to $768.6 million in 2015 compared to $213.7 million in the prior year due primarily to the addition of our DSS and Aimia businesses. As a percentage of revenue, SG&A expenses increased to 26.1% from 10.2% in the prior year;

•	our loss on disposal of property, plant and equipment was related to the disposal of $6.9 million of equipment that was either replaced or no longer being used in our operating segments;

•	our acquisition and integration expenses decreased $20.7 million, or 50.1%, in 2015 compared to the prior year due primarily to the incurrence of a significant portion of the transaction costs in connection with the acquisition of the DSS and Aimia businesses in the prior year;

•	our other income, net was $9.5 million in 2015 compared to other expense, net of $21.0 million in the prior year due primarily to net realized gains on translation of balances denominated in foreign currencies and a favorable legal settlement in 2015 compared to expenses incurred due to the redemption of our 2018 Notes in the prior year;

•	our interest expense, net was $111.0 million in 2015 compared to $39.7 million in the prior year due primarily to carrying higher debt balances throughout the year from the DSS Acquisition as compared to the prior year;

•	our income tax benefit was $22.7 million in 2015 compared to $61.4 million in the prior year due primarily to the release of the U.S. federal valuation allowance in 2014. We expect to generate taxable income in the future in the United States and therefore are now able to realize tax benefits, such as net operating losses, generated in the United States;

•	our EBITDA increased to $332.7 million from $105.4 million in 2014;

•	our Adjusted EBITDA increased to $357.0 million from $180.2 million in 2014; and

•	our adjusted net income and adjusted earnings per diluted share were $23.0 million and $0.22, respectively, compared to $57.1 million and $0.60 in the prior year, respectively.

The following items of significance affected our 2014 financial results:

•	our revenue increased $8.8 million, or 0.4%, in 2014 compared to 2013 due primarily to the addition of the Aimia and DSS businesses in 2014, the Calypso business in 2013, as well as the inclusion of a 53rd week, partially offset by the competitive pricing environment and a product mix shift into contract manufacturing. Excluding the impact of foreign exchange and the impact of the 53rd week, revenue decreased $39.4 million, or 1.9%, from the prior year period;

•	our gross profit as a percentage of revenue decreased to 13.1% in 2014 from 13.2% in the prior year due primarily to the addition of the Calypso, Aimia and DSS businesses, offset by a competitive pricing environment, additional freight and start-up costs associated with the growth and launch of our contract manufacturing business in North America, and increased freight and transportation in our Cott U.K. reporting segment as we ended the year holding more inventory with third-parties as we implement a new warehouse management system;

•	our SG&A expenses increased to $213.7 million in 2014 from $180.3 million in the prior year due primarily to increased SG&A expenses associated with the addition of the Calypso, Aimia and DSS businesses, lower employee-related incentive costs and the reversal of certain long term incentive accruals in the prior year, and the inclusion of a 53rd week. SG&A expenses were also affected by the reclassification of $22.6 million in amortization related to customer list intangible assets from cost of goods sold to SG&A expenses (this reclassification has been made for all years presented, and it was $22.7 million for 2013);

•	our loss on disposal of property, plant and equipment was related to the disposal of $1.7 million of equipment that was either replaced or no longer being used in our operating segments;

•	our acquisition and integration expenses increased to $41.3 million in 2014 from $3.1 million in the prior year due primarily to the integration costs incurred in connection with the acquisition of the DSS and Aimia businesses.

•	our other expense, net increased by $8.2 million, or 64.1%, from the prior year due primarily to costs associated with the redemption of $375.0 million aggregate principal amount of our 2018 Notes, partially offset by a favorable legal settlement;

•	our interest expense decreased by $11.9 million, or 23.1%, from the prior year due primarily to the redemption of the remaining $15.0 million aggregate principal amount of our 2017 Notes, the refinancing of $375.0 million aggregate principal amount of our 2018 Notes with our 2022 Notes and a prior year amendment to our ABL facility to more favorable terms, partially offset by interest expense incurred on new debt issued and assumed with the DSS Acquisition;

•	our income tax benefit was $61.4 million in 2014 compared to income tax expense of $1.8 million in 2013 due primarily to the release of our U.S. federal valuation allowance and the expected future benefit of pre-tax losses;

•	our EBITDA decreased to $105.4 million from $176.0 million in 2013;

•	our Adjusted EBITDA decreased to $180.2 million from $197.9 million in 2013; and

•	our adjusted net income and adjusted earnings per diluted share were $57.1 million and $0.60, respectively, compared to $38.0 million and $0.40 in the prior year, respectively.

The following items of significance affected our 2013 financial results:

•	our revenue decreased 7.0% in 2013 compared to 2012 due primarily to lower global volumes partially offset by an increase in net selling price per servings. Excluding the impact of foreign exchange, revenue decreased 6.5% from the prior year period;

•	our gross profit as a percentage of revenue decreased to 13.2% in 2013 from 13.9% in 2012 due primarily to lower global volumes that resulted in unfavorable fixed cost absorption;

•	our SG&A expenses decreased to $180.3 million from $197.4 million in 2013 due primarily to lower employee-related expenses, lower information technology costs and a reduction in professional fees and similar costs;

•	our loss on disposal of property, plant and equipment was related to the disposal of $1.8 million of equipment that was either replaced or no longer being used in our operating segments;

•	our acquisition and integration expenses decreased 8.8% in 2013 compared to 2012;

•	our other expense, net in 2013 was $12.8 million due primarily to costs associated with the redemption of $200.0 million aggregate principal amount of our 2017 Notes, compared to other income in 2012 of $1.4 million as a result of insurance recoveries in excess of the loss incurred on a facility in the United States and a bargain purchase in the United Kingdom, partially offset by foreign exchange losses;

•	our interest expense decreased by $2.6 million, or 4.8%, due primarily to the redemption of $200.0 million aggregate principal amount of our 2017 Notes and to an amendment to our ABL facility to more favorable terms;

•	our income tax expense decreased to $1.8 million in 2013 compared to an income tax expense of $4.6 million in 2012 due primarily to a reduction in pre-tax income;

•	our EBITDA decreased to $176.0 million from $208.8 million in 2012;

•	our Adjusted EBITDA decreased to $197.9 million from $212.9 million in 2012;

•	our net income and earnings per diluted share were $17.0 million and $0.18, respectively, compared to $48.2 million and $0.50 in the prior year, respectively; and

•	our adjusted net income and adjusted earnings per diluted share were $38.0 million and $0.40, respectively, compared to $51.9 million and $0.55 in the prior year, respectively.

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

Impairment testing of goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter, based on our reporting unit carrying values as of the end of the third quarter or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available and are at or one level below our operating segments. For the purpose of testing goodwill for impairment in 2015, we have determined our reporting units are Cott North America, DSS, Calypso Soft Drinks, Aimia, and Royal Crown International (“RCI”). We had goodwill of $759.6 million on our balance sheet at January 2, 2016, which represents amounts for the Cott North America, DSS, Calypso Soft Drinks, Aimia, and the RCI reporting units.

We have the option of performing a qualitative assessment to determine whether any further quantitative testing for a potential impairment is necessary. Our qualitative assessment will use judgments including, but not limited to, changes in the general economic environment, industry considerations, current economic performance compared to historical economic performance, entity-specific events and events affecting our reporting units, where applicable. If we elect to bypass the qualitative assessment or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its net carrying value, a quantitative assessment is required. The quantitative test is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of impairment loss, if any.

For the 2015 annual test, we elected to perform a qualitative assessment for our Calypso Soft Drinks reporting unit. In performing this assessment, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Additionally, management considered the recent fair value calculation performed during the third quarter of 2015 where the estimated fair value exceeded the reporting unit’s carrying value by approximately 19%. Refer to Note 1 of the Consolidated Financial Statements for more information. Based on these factors, management concluded that it was more likely than not that the fair value of the Calypso Soft Drinks reporting unit was greater than its respective carrying amount, including goodwill, indicating no impairment. Goodwill allocated to the Calypso Soft Drinks reporting unit as of January 2, 2016 is $7.9 million.

For the Cott North America, DSS, Aimia and RCI reporting units, we elected to bypass the qualitative assessment and performed a quantitative analysis due to an overall CSD industry decline impacting the Cott North America reporting unit, the fact that a quantitative analysis has not previously been performed for DSS and Aimia and the length of time that has elapsed since the last quantitative analysis for the RCI reporting unit. We determined the fair value of each reporting unit being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We believe using a combination of the two approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company and accounts for how a third-party market participant would value the reporting unit. Because the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our 2015 valuation of the reporting units were weighted-average terminal growth rates of 1.0%, 2.5%, 2.0% and 2.0% for our Cott North America, DSS, Aimia and RCI reporting units, respectively, and discount rate ranging from 8.0% to 11.0%. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, company-specific risk and size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.

Based on our quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair values of the Cott North America, DSS, Aimia and RCI reporting units exceeded its carrying value by approximately 102%, 152%, 44% and 478%, respectively. Therefore, a second step analysis was not required and no goodwill impairment charges were recorded in the fourth quarter ended January 2, 2016. Goodwill allocated to Cott North America, DSS, Aimia and RCI reporting units as of January 2, 2016 are $120.0 million, $579.1 million, $48.1 million and $4.5 million, respectively.

Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rate, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2015, we determined that the fair value of each of our reporting units exceeded their carrying amounts.

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

To determine the fair value of the Rights, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs.

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

To determine fair value of the DSS Trademarks, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to DSS revenue forecasts adjusted to exclude private label sales. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the DSS Trademarks. The assumptions used to estimate the fair value of the DSS Trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment tests, the estimated fair value of the DSS Trademarks exceeded the carrying value for all periods presented.

Other intangible assets

As of January 2, 2016, our intangible assets subject to amortization and other assets, net of accumulated amortization were $483.6 million, consisting principally of $422.9 million of customer relationships that arose from acquisitions, $9.9 million of deposits, $24.9 million of information technology assets, and $4.9 million of trademarks. Customer relationships are typically amortized on an accelerated straight-line basis for the period over which we expect to receive the economic benefits. With the DSS Acquisition, the acquired customer relationships are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to any customer included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. In 2014, we recorded $76.5 million of customer relationships acquired in connection with the Aimia Acquisition and $219.8 million in connection with the DSS Acquisition. In 2013 we recorded $10.7 million of customer relationships acquired with the Calypso Soft Drinks Acquisition.

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

Our income tax expense includes the results of several reorganizations of our legal entity structure and refinancing of intercompany debt during the last three years. The reorganizations of our legal entity structure and refinancing of intercompany debt should result in a reduction of Cott’s effective tax rate versus statutory rates. However, since the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations, our effective tax rate may ultimately be different than the amount we are currently reporting.

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

We utilize a yield curve analysis to determine the discount rates for our defined benefit plans’ obligations. The yield curve considers pricing and yield information for high quality corporate bonds with maturities matched to estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds. The current investment policy target asset allocation differs between our four plans, but the targets are between 45% to 80% for equity securities, 20% to 45% for fixed income investments, and 5% to 15% in extended asset class investments. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications to the actuarial assumptions which impact the projected benefit obligation are amortized over future periods.

In connection with certain other collective bargaining agreements to which we are a party, we are required to make contributions on behalf of certain union employees to multiemployer pension plans. The ongoing contributions and liabilities associated with these plans are not material.

Non-GAAP Measures

In this Annual Report on Form 10-K, we supplement our reporting of financial measures determined in accordance with GAAP by utilizing certain non-GAAP financial measures that exclude certain items to make period-over-period comparisons for our ongoing core operations before material changes. We exclude these items to better understand trends in the business. We exclude the impact of foreign exchange and, in some cases, the impact of DSS or Aimia operating results, to separate the impact of currency exchange rate changes and recent acquisitions from our results of operations.

We also utilize earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), on both a global and reporting segment basis, which is GAAP (loss) earnings before interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, on both a global and reporting segment basis, which is EBITDA excluding restructuring expenses and asset impairments, bond redemption and other financing costs, facility reorganization costs, acquisition and integration costs related to the DSS Acquisition or the Aimia Acquisition, purchase accounting adjustments, net, unrealized (gain) loss on commodity hedging instruments, net, unrealized foreign exchange and other gains, net, loss on disposal of property, plant and equipment, and other adjustments, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net income, which is GAAP (loss) earnings excluding restructuring expenses and asset impairments, bond redemption and other financing costs, facility reorganization costs, acquisition and integration costs, purchase accounting adjustments, unrealized (gain) loss on commodity hedging instruments, unrealized foreign exchange and other gains, foreign exchange impact on redemption of preferred shares, loss on disposal of property, plant and equipment, and other adjustments, as well as adjusted earnings per diluted share, which is adjusted net income divided by diluted weighted average outstanding shares. We consider these measures to be indicators of our operating performance.

Additionally, we supplement our reporting of net cash provided by operating activities determined in accordance with GAAP by excluding additions to property, plant & equipment to present free cash flow and adjusted free cash flow (which is free cash flow excluding bond redemption cash costs, DSS integration capital expenditures, acquisition and integration cash costs, cash collateral costs, and interest cash cost timing variances attributable to the 53rd week in 2014), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for 2015, 2014 and 2013:

	2015		2014		2013
(in millions of U.S. dollars, except percentage amounts)		Percentage of Revenue		Percentage of Revenue		Percentage of Revenue
Revenue, net	$2,944.0	100.0%	$2,102.8	100.0%	$2,094.0	100.0%
Cost of sales	2,048.5	69.6%	1,826.3	86.9%	1,818.6	86.8%

Gross profit	895.5	30.4%	276.5	13.1%	275.4	13.2%
SG&A expenses	768.6	26.1%	213.7	10.2%	180.3	8.6%
Loss on disposal of property, plant & equipment	6.9	0.2%	1.7	0.1%	1.8	0.1%
Restructuring	—	—%	2.4	0.1%	2.0	0.1%
Asset impairments	—	—%	1.7	0.1%	—	—%
Acquisition and integration expenses	20.6	0.7%	41.3	2.0%	3.1	0.1%

Operating income	99.4	3.4%	15.7	0.7%	88.2	4.2%
Other (income) expense, net	(9.5)	(0.3)%	21.0	1.0%	12.8	0.6%
Interest expense, net	111.0	3.8%	39.7	1.9%	51.6	2.5%

(Loss) income before income taxes	(2.1)	(0.1)%	(45.0)	(2.1)%	23.8	1.1%
Income tax (benefit) expense	(22.7)	(0.8)%	(61.4)	(2.9)%	1.8	0.1%

Net income	20.6	0.7%	16.4	0.8%	22.0	1.1%

Less: Net income attributable to non-controlling interests	6.1	0.2%	5.6	0.3%	5.0	0.2%
Less: Accumulated dividends on preferred shares	5.9	0.2%	0.8	—%	—	—%
Less: Foreign exchange impact on redemption of preferred shares	12.0	0.4%	—	—%	—	—%

Net (loss) income attributed to Cott Corporation	$(3.4)	(0.1)%	$10.0	0.5%	$17.0	0.8%

Depreciation & amortization	$223.8	7.6%	$110.7	5.3%	$100.6	4.8%

The following table summarizes our revenue, gross profit and operating income by reporting segment for 2015, 2014 and 2013 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

(in millions of U.S. dollars)	2015	2014	2013
Revenue
Cott North America	$1,330.9	$1,433.5	$1,556.2
DSS	1,021.1	28.7	—
Cott U.K.	557.0	597.9	494.3
All Other	57.6	65.0	64.5
Eliminations	(22.6)	(22.3)	(21.0)

Total	$2,944.0	$2,102.8	$2,094.0

Gross profit
Cott North America	$173.8	$163.5	$197.5
DSS	618.3	12.8	—
Cott U.K.	81.5	78.8	59.8
All Other	21.9	21.4	18.1

Total	$895.5	$276.5	$275.4

Operating income (loss)
Cott North America	$38.5	$29.7	$67.1
DSS	39.0	(1.7)	—
Cott U.K.	28.0	26.3	25.6
All Other	10.5	10.0	7.2
Corporate	(16.6)	(48.6)	(11.7)

Total	$99.4	$15.7	$88.2

The following tables summarize revenue by channel for 2015, 2014 and 2013:

	For the Year Ended January 2, 2016
(in millions of U.S. dollars)	Cott North America	DSS	Cott U.K.	All Other	Eliminations	Total
Revenue
Private label retail	$1,075.9	$65.3	$262.3	$4.5	$(1.6)	$1,406.4
Branded retail	114.9	84.1	169.8	4.1	(1.5)	371.4
Contract packaging	111.8	—	114.0	22.2	(6.5)	241.5
Home and office bottled water delivery	—	651.3	—	—	—	651.3
Office coffee services	—	121.3	—	—	—	121.3
Concentrate and other	28.3	99.1	10.9	26.8	(13.0)	152.1

Total	$1,330.9	$1,021.1	$557.0	$57.6	$(22.6)	$2,944.0

	For the Year Ended January 3, 2015
(in millions of U.S. dollars)	Cott North America	DSS	Cott U.K.	All Other	Eliminations	Total
Revenue
Private label retail	$1,206.4	$2.1	$296.7	$7.4	$(1.2)	$1,511.4
Branded retail	108.4	2.6	173.7	4.5	(1.6)	287.6
Contract packaging	86.9	—	120.8	24.6	(6.7)	225.6
Home and office bottled water delivery	—	12.2	—	—	—	12.2
Office coffee services	—	4.3	—	—	—	4.3
Concentrate and other	31.8	7.5	6.7	28.5	(12.8)	61.7

Total	$1,433.5	$28.7	$597.9	$65.0	$(22.3)	$2,102.8

	For the Year Ended December 28, 2013
(in millions of U.S. dollars)	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue
Private label retail	$1,364.1	$283.4	$7.6	$(0.2)	$1,654.9
Branded retail	114.0	111.6	5.4	(0.4)	230.6
Contract packaging	54.1	97.1	24.3	(7.1)	168.4
Home and office bottled water delivery	—	—	—	—	—
Office coffee services	—	—	—	—	—
Concentrate and other	24.0	2.2	27.2	(13.3)	40.1

Total	$1,556.2	$494.3	$64.5	$(21.0)	$2,094.0

Results of Operations

The following table summarizes the change in revenue by reporting segment for 2015:

	For the Year Ended January 2, 2016
(in millions of U.S. dollars, except percentage amounts)	Cott North America	DSS	Cott U.K.	All Other	Eliminations	Total
Change in revenue	$(102.6)	$992.4	$(40.9)	$(7.4)	$(0.3)	$841.2
Impact of foreign exchange [1]	20.7	—	44.0	5.0	—	69.7

Change excluding foreign exchange	$(81.9)	$992.4	$3.1	$(2.4)	$(0.3)	$910.9

Percentage change in revenue	(7.2)%	3,457.8%	(6.8)%	(11.4)%	1.3%	40.0%

Percentage change in revenue excluding foreign exchange	(5.7)%	3,457.8%	0.5%	(3.7)%	1.3%	43.3%

Impact of 53rd week in 2014	$21.5	$—	$6.4	$1.2	$—	$29.1
Impact of four additional shipping days in 2015	$—	$(12.5)	$—	$—	$—	$(12.5)

Change excluding foreign exchange and impact of 53rd week in 2014 and additional shipping days in 2015	$(60.4)	$979.9	$9.5	$(1.2)	$(0.3)	$927.5

Percentage change in revenue excluding foreign exchange and impact of 53rd week in 2014 and four additional shipping days in 2015	(4.3)%	3,414.3%	1.6%	(1.9)%	1.3%	44.7%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2014:

	For the Year Ended January 3, 2015
(in millions of U.S. dollars, except percentage amounts)	Cott North America	DSS	Cott U.K.	All Other	Eliminations	Total
Change in revenue	$(122.7)	$28.7	$103.6	$0.5	$(1.3)	$8.8
Impact of foreign exchange [1]	10.9	—	(31.0)	1.0	—	(19.1)

Change excluding foreign exchange	$(111.8)	$28.7	$72.6	$1.5	$(1.3)	$(10.3)

Percentage change in revenue	(7.9)%	—%	21.0%	0.8%	6.2%	0.4%

Percentage change in revenue excluding foreign exchange	(7.2)%	—%	14.7%	2.3%	6.2%	(0.5)%

Impact of 53rd week	$(21.5)	$—	$(6.4)	$(1.2)	$—	$(29.1)
Change excluding foreign exchange and impact of 53rd week	$(133.3)	$28.7	$66.2	$0.3	$(1.3)	$(39.4)

Percentage change in revenue excluding foreign exchange and impact of 53rd week	(8.6)%	—%	13.4%	0.5%	6.2%	(1.9)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2013:

	For the Year Ended December 28, 2013
(in millions of U.S. dollars, except percentage amounts)	Cott North America	Cott U.K.	All Other	Eliminations	Total
Change in revenue	$(167.6)	$21.1	$(5.5)	$(4.6)	$(156.6)
Impact of foreign exchange [1]	5.3	6.4	(0.9)	—	10.8

Change excluding foreign exchange	$(162.3)	$27.5	$(6.4)	$(4.6)	$(145.8)

Percentage change in revenue	(9.7)%	4.5%	(7.9)%	28.0%	(7.0)%

Percentage change in revenue excluding foreign exchange	(9.4)%	5.8%	(9.1)%	28.0%	(6.5)%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2016	January 3, 2015	December 28, 2013
Net (loss) income attributed to Cott Corporation	$(3.4)	$10.0	$17.0
Interest expense, net	111.0	39.7	51.6
Income tax (benefit) expense	(22.7)	(61.4)	1.8
Depreciation & amortization	223.8	110.7	100.6
Net income attributable to non-controlling interests	6.1	5.6	5.0
Accumulated dividends on preferred shares	5.9	0.8	—
Foreign exchange impact on redemption of preferred shares	12.0	—	—

EBITDA	$332.7	$105.4	$176.0
Restructuring and asset impairments	—	4.1	2.0
Bond redemption and other financing costs	—	25.2	12.7
Facility reorganization costs	3.0	—	—
Acquisition and integration costs	20.6	41.3	3.1
Purchase accounting adjustments, net	4.2	2.9	1.0
Unrealized commodity hedging (gain) loss, net	(1.2)	1.2	—
Unrealized foreign exchange and other gains, net	(10.9)	(0.5)	(0.7)
Loss on disposal of property, plant & equipment	6.9	3.2	2.4
Other adjustments	1.7	(2.6)	1.4

Adjusted EBITDA	$357.0	$180.2	$197.9

The following table summarizes our adjusted net income and adjusted earnings per share for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

	For the Year Ended
(in millions of U.S. dollars, except share amounts)	January 2, 2016	January 3, 2015	December 28, 2013
Net (loss) income attributed to Cott Corporation	$(3.4)	$10.0	$17.0
Restructuring and asset impairments, net of tax	—	3.0	1.8
Bond redemption and other financing costs, net of tax	—	15.8	12.7
Facility reorganization costs, net of tax	1.9	—	—
Acquisition and integration costs, net of tax	13.1	26.3	2.7
Purchase accounting adjustments, net of tax	2.6	1.0	0.7
Unrealized commodity hedging (gain) loss, net of tax	(0.8)	0.8	—
Unrealized foreign exchange and other gains, net of tax	(8.0)	(0.3)	(0.6)
Foreign exchange impact on redemption of preferred shares	12.0	—	—
Loss on disposal of property, plant & equipment, net of tax	4.5	2.1	2.3
Other adjustments, net of tax	1.1	(1.6)	1.4

Adjusted net income attributed to Cott Corporation	$23.0	$57.1	$38.0

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.22	$0.61	$0.40
Diluted	$0.22	$0.60	$0.40
Weighted average outstanding shares (millions) attributed to Cott Corporation
Basic	103.0	93.8	94.8
Diluted, excluding dilutive effect of convertible preferred shares	103.7	94.8	95.6

For the purposes of our calculation of diluted adjusted net income per common share attributable to Cott Corporation for the year ended January 3, 2015, we have continued to reflect the impact of accumulated dividends on the Convertible Preferred Shares, as they represent an economic cost to the Company. The dilutive effect of the Convertible Preferred Shares have been eliminated, as the Convertible Preferred Shares were not convertible until the third anniversary of their issuance.

The following table summarizes our free cash flow and adjusted free cash flow for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2016	January 3, 2015	December 28, 2013
Net cash provided by operating activities	$254.6	$56.7	$154.9
Less: Additions to property, plant & equipment	(110.8)	(46.7)	(55.3)

Free Cash Flow	$143.8	$10.0	$99.6

Plus:
Bond redemption cash costs	—	20.8	9.9
53rd week interest payment 2022 Notes	—	14.7	—
DSS integration capital expenditures	5.3	—	—
Acquisition and integration cash costs	13.9	32.2	—
Cash collateral [1]	(29.4)	29.4	—

Adjusted Free Cash Flow	$133.6	$107.1	$109.5

1.	In connection with the DSS Acquisition, $29.4 million of cash was required to collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings under our ABL facility, and the cash collateral was included within prepaid and other current assets on our Consolidated Balance Sheet at January 3, 2015. Subsequent to January 3, 2015, additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company and used to repay a portion of our outstanding ABL facility.

The following unaudited financial information for the fiscal years ended January 3, 2015 and December 28, 2013, respectively, represents the activity of Calypso and Aimia for such periods. Calypso and Aimia were combined with our Cott U.K. operations as of their respective dates of acquisition:

	For the Year Ended
(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
Revenue
Cott U.K.	$597.9	$494.3
Less:
Calypso	(60.0)	(30.7)
Aimia	(62.3)	—

Cott U.K. excluding Calypso and Aimia	$475.6	$463.6

The following unaudited financial information for the fiscal years ended January 3, 2015 and December 28, 2013, respectively, represents the activity of DSS for such periods. DSS was combined with our consolidated operations as of its date of acquisition:

	For the Year Ended
(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
Revenue
Cott Corporation	$2,102.8	$2,094.0
Less:
DSS	(28.7)	—

Cott Corporation excluding DSS	$2,074.1	$2,094.0

2015 versus 2014

Revenue increased $841.2 million, or 40.0%, in 2015 from 2014. Excluding the impact of the 53rd week in 2014, four additional shipping days in 2015 for DSS and foreign exchange, revenue increased 44.7% due primarily to the DSS Acquisition, partially offset by a general market decline in the CSD category in North America and the United Kingdom, the competitive pricing environment in the United Kingdom, and product mix shift into contract manufacturing.

2014 versus 2013

Revenue increased $8.8 million, or 0.4%, in 2014 from 2013. Excluding the impact of foreign exchange and the impact of the 53rd week, revenue decreased 1.9% due primarily to the competitive pricing environment and product mix shift into contract manufacturing in our Cott North America and Cott U.K. reporting segments.

Revenue Results for Reporting Segments

2015 versus 2014

Cott North America revenue decreased $102.6 million, or 7.2%, in 2015 from 2014. Excluding the impact of foreign exchange and the impact of the 53rd week in 2014, revenue decreased 4.3% due primarily to an overall product mix shift into contract manufacturing and other private label categories and a competitive environment. Revenue associated with contract manufacturing typically does not include a charge for ingredients and packaging as the customer provides these commodities and thus bears the risk of commodity cost increases. This results in revenue growing at a lower rate than increases in volumes.

DSS revenue increased $992.4 million in 2015 from 2014, due primarily to a full year of revenue in 2015 compared to only two weeks of operations in 2014 included in our results.

Cott U.K. revenue decreased $40.9 million, or 6.8%, in 2015 from 2014, due primarily to the competitive environment. We expect the competitive environment in the United Kingdom to affect revenues over the next several years as a result of several factors, including narrowed price gaps in the energy drink category, increased import activity into the United Kingdom from Continental Europe aided by the weakening of the Euro against the British pound sterling, and the ceding of market share by large format retailers to small format discount retailers, a customer segment in which the Cott U.K. reporting segment has historically had relatively less penetration. At present, we do not expect this competitive environment to have a material impact on our overall liquidity or capital resources. Excluding the impact of foreign exchange and the impact of the 53rd week in 2014, Cott U.K. revenue increased 1.6% in 2015 from 2014 due primarily to the addition of our Aimia business, offset in part by the previously mentioned competitive environment.

All Other revenue decreased $7.4 million, or 11.4%, in 2015 from 2014, due primarily to the impact of unfavorable foreign exchange rates. Excluding the impact of foreign exchange and the impact of the 53rd week in 2014, revenue decreased 1.9% in 2015 from 2014.

2014 versus 2013

Cott North America revenue decreased $122.7 million, or 7.9%, in 2014 from 2013. Excluding the impact of foreign exchange and the impact of the 53rd week, revenue decreased 8.6% due primarily to the competitive pricing environment and an overall product mix shift into contract manufacturing. Revenue associated with contract manufacturing typically does not include a charge for ingredients and packaging as the customer provides these commodities and thus bears the risk of commodity cost increases. This results in revenues growing at a lower rate than increases in volumes.

The Company acquired DSS on December 12, 2014, and $28.7 million in revenues was included in our Consolidated Statement of Operations for the year ended January 3, 2015 to reflect two weeks of DSS operations.

Cott U.K. revenue increased $103.6 million, or 21.0%, in 2014 from 2013, due primarily to the Aimia Acquisition in 2014 and a full year of revenue in 2014 associated with the Calypso Soft Drinks Acquisition in 2013, partially offset by a product mix shift in the core Cott U.K. business. Excluding the impact of foreign exchange and the impact of the 53rd week, Cott U.K. revenue increased 13.4% in 2014 from 2013.

All Other revenue increased $0.5 million, or 0.8%, in 2014 from 2013, due primarily to increased higher margin contract manufacturing and export customers, partially offset by the exiting of low gross margin business. Excluding the impact of foreign exchange and the impact of the 53rd week, revenue increased 0.5% in 2014 from 2013.

Cost of Sales

2015 versus 2014

Cost of sales represented 69.6% of revenue in 2015 compared to 86.9% in 2014. The decrease in cost of sales as a percentage of revenues was due primarily to the addition of the DSS and Aimia businesses, growth in contract manufacturing in Cott North America and cost and efficiency savings.

2014 versus 2013

Cost of sales represented 86.9% of revenue in 2014 compared to 86.8% in 2013. The overall cost of sales relative to revenues was flat as the positive impact of the growth in contract manufacturing, juice and drinks, sparkling/flavored water as well as a full year of the Calypso business and the additions of the Aimia and DSS businesses during the year offset the negative impact of higher fixed cost absorption due to lower CSD volumes during the year which was attributed to the aggressive promotional pricing of the national brands.

Gross Profit

2015 versus 2014

Gross profit as a percentage of revenue was 30.4% in 2015 compared to 13.1% in 2014. The increase in gross profit was due primarily to the addition of the higher margin businesses of DSS and Aimia, stable volumes in Cott North America, and cost and efficiency savings, partially offset by the impact of unfavorable foreign exchange rates and the competitive environment in our traditional business.

2014 versus 2013

Gross profit as a percentage of revenue was 13.1% in 2014 compared to 13.2% in 2013, as increases due to the addition of the Calypso, Aimia and DSS businesses were offset by the competitive pricing environment, additional freight and transportation costs associated with the growth of our contract manufacturing business in Cott North America, and increased costs in our Cott U.K. operations as we ended the year holding more inventory with third-parties as we implement a new warehouse management system.

Selling, General and Administrative Expenses

2015 versus 2014

SG&A expenses in 2015 increased $554.9 million, or 259.7%, from 2014. The increase in SG&A expenses was due primarily to the addition of the DSS business. As a percentage of revenue, SG&A expenses were 26.1% in 2015 and 10.2% in 2014.

2014 versus 2013

SG&A expenses in 2014 increased $33.4 million, or 18.5%, from 2013. The increase in SG&A expenses was due primarily to SG&A expenses associated with the addition of the DSS and Aimia businesses and a full year of SG&A expenses associated with the Calypso business, higher employee-related incentive costs and the inclusion of a 53rd week. As a percentage of revenue, SG&A expenses were 10.2% in 2014 and 8.6% in 2013.

Acquisition and Integration Expenses

2015 versus 2014

Acquisition and integration expenses include costs directly related to integrating and reorganizing acquired businesses. Acquisition and integration expenses were $20.6 million in 2015 compared to $41.3 million in 2014. The decrease in acquisition and integration expenses was due primarily to the incurrence of a significant portion of the transaction costs in connection with the acquisition of the DSS and Aimia businesses in the prior year. As a percentage of revenue, acquisition and integration expenses were 0.7% in 2015 and 2.0% in 2014.

2014 versus 2013

Acquisition and integration expenses were $41.3 million in 2014 compared to $3.1 million in 2013. The increase in acquisition and integration expenses was due primarily to the integration costs incurred in connection with the acquisition of the DSS and Aimia businesses. As a percentage of revenue, acquisition and integration expenses were 2.0% in 2014 and 0.1% in 2013.

Restructuring and Asset Impairments

2015 versus 2014

We had no restructuring activities during 2015.

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

Operating Income

2015 versus 2014

Operating income in 2015 was $99.4 million compared to operating income of $15.7 million in 2014. Overall, operating income increased by $83.7 million, or 533.1%, as a result of the DSS Acquisition and the reduction of restructuring and asset impairment charges and acquisition and integration expenses, partially offset by higher SG&A expenses and losses on disposal of property, plant and equipment.

2014 versus 2013

Operating income in 2014 was $15.7 million compared to operating income of $88.2 million in 2013. Overall, operating income decreased by $72.5 million, or 82.2%, as a result of higher SG&A expenses, losses incurred on the disposal of property, plant and equipment, and certain restructuring and asset impairment charges.

Other (Income) Expense, Net

2015 versus 2014

Other income, net in 2015 was $9.5 million compared to other expense, net of $21.0 million in 2014. The difference was due primarily to net realized gains on translation of balances denominated in foreign currencies compared to expenses incurred due to the redemption of our 2018 Notes in the prior year.

2014 versus 2013

Other expense, net in 2014 was $21.0 million compared to $12.8 million in 2013. The increase was due primarily to costs associated with the redemption of $375.0 million aggregate principal amount of our 2018 Notes.

Interest Expense, Net

2015 versus 2014

Interest expense, net in 2015 was $111.0 million compared to $39.7 million in 2014. The increase was due primarily to a full year of interest incurred on our 2022 Notes, 2020 Notes and DSS Notes, partially offset by the redemption of $375.0 million of our 2018 Notes.

2014 versus 2013

Interest expense, net in 2014 was $39.7 million compared to $51.6 million in 2014. The decrease was due primarily to the redemption of $375.0 million of our 2018 Notes, partially offset by increased interest expense associated with the issuance of $525.0 million of our 2022 Notes and the assumption of the DSS Notes as part of the DSS Acquisition.

Income Taxes

2015 versus 2014

In 2015, we recorded an income tax benefit of $22.7 million compared to income tax benefit of $61.4 million in 2014. The difference was due primarily to the recognition of tax benefits in the United States. As a result of the DSS Acquisition, we expect to generate taxable income in the future in the United States and as such are now able to realize tax benefits, such as net operating losses, generated in the United States. For 2015, the effective income tax rate was 1,081.0% compared to 136.4% in 2014. This is due primarily to significant permanent benefits that create additional losses for tax purposes for which we have recognized a benefit during 2015, compared to a relatively lesser amount of pre-tax book income.

2014 versus 2013

In 2014, we recorded income tax benefit of $61.4 million compared to an income tax expense of $1.8 million in 2013. The difference was due primarily to the release of our U.S. federal valuation allowance and the expected future benefit of pre-tax losses in connection with the DSS Acquisition, due to the anticipated timing of deferred tax asset and liability reversal in future periods, as well as projections of future taxable income in the United States.

Liquidity and Capital Resources

The following table summarizes our cash flows for 2015, 2014 and 2013 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2016	January 3, 2015	December 28, 2013
Net cash provided by operating activities	$254.6	$56.7	$154.9
Net cash used in investing activities	(99.7)	(850.3)	(71.6)
Net cash (used in) provided by financing activities	(160.1)	835.7	(213.3)
Effect of exchange rate changes on cash	(3.9)	(3.1)	(2.2)

Net (decrease) increase in cash & cash equivalents	(9.1)	39.0	(132.2)
Cash & cash equivalents, beginning of period	86.2	47.2	179.4

Cash & cash equivalents, end of period	$77.1	$86.2	$47.2

Operating Activities

Cash provided by operating activities in 2015 was $254.6 million compared to $56.7 million in 2014 and $154.9 million in 2013. The $197.9 million increase in 2015 compared to 2014 was due primarily to the increase in net income, adjusted for non-cash operating activities, driven by lower acquisition and integration related costs, payment of cash collateral included in prepaid expenses and other current assets, partially offset by reduced inventory balances.

The $98.2 million decrease in 2014 compared to 2013 was due primarily to lower net income driven by acquisition related and bond redemption costs, decreased deferred tax balances driven by the release of our U.S. federal valuation allowance, and a reduction in outstanding accounts payable and accrued expense balances.

Investing Activities

Cash used in investing activities was $99.7 million in 2015 compared to $850.3 million in 2014 and $71.6 million in 2013. The $750.6 million decrease in 2015 compared to 2014 was due primarily to the reduction in acquisition activity and proceeds received from the Sale-Leaseback Transaction, partially offset by an increase in purchases of property, plant and equipment.

The $778.7 million increase in 2014 compared to 2013 was due primarily to the increase in acquisition activity with the addition of our DSS and Aimia businesses, partially offset by the use of less cash for equipment purchases.

Financing Activities

Cash used in financing activities was $160.1 million in 2015 compared to cash provided by financing activities of $835.7 million in 2014 and cash used in financing activities of $213.3 million in 2013. The $995.8 million decrease in cash provided in 2015 compared to 2014 was due primarily to prior year activity relating to the issuance of our 2020 Notes and 2022 Notes, partially offset by the reduction of our ABL facility balance in the current year.

The $1,049.0 million increase in cash provided in 2014 compared to 2013 was due to the issuance of our 2020 Notes and 2022 Notes, net of cash paid for financing costs and an increase in outstanding borrowings under our ABL facility, partially offset by an increase in the redemption of long term debt and payment of deferred consideration associated with the Aimia Acquisition.

Financial Liquidity

As of January 2, 2016, we had $1,650.8 million of debt and $77.1 million of cash and cash equivalents compared to $1,774.3 million of debt and $86.2 million of cash and cash equivalents as of January 3, 2015.

We believe that our level of resources, which includes cash on hand, available borrowings under our ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or the 2020 Notes, the 2022 Notes, or the DSS Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2020 Notes, 2022 Notes, and DSS Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. The ABL facility and the DSS Notes are secured by substantially all of our assets and those of the respective guarantor subsidiaries. If the ABL facility or the DSS Notes were to become currently due, the lenders or the trustee, as applicable, may have the right to foreclose on such assets subject to the terms of an intercreditor agreement that gives priority to the rights of the ABL lender. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

As of January 2, 2016, our total availability under the ABL facility was $325.1 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the December month end under the terms of the credit agreement governing the ABL facility). We had $122.0 million of outstanding borrowings under the ABL facility and $45.6 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $157.5 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

We earn most of our consolidated operating income in subsidiaries located outside of Canada. We have not provided for federal, state and foreign deferred income taxes on the undistributed earnings of our foreign subsidiaries. We expect that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no tax consequences.

We expect existing cash, cash equivalents, cash flows from operations and the issuance of debt to continue to be sufficient to fund our operating, investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our subsidiary operating activities.

In the future, should we require more capital to fund significant discretionary activities in Canada than is generated by our domestic operations and is available through the issuance of domestic debt or stock, we could elect to repatriate future periods’ earnings from subsidiary jurisdictions. This alternative could result in a higher effective tax rate during the period of repatriation. While the likelihood is remote, we could also elect to repatriate earnings from subsidiary jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to additional Canadian income taxes and withholding taxes payable to various subsidiary jurisdictions, where applicable. This alternative could result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period subsidiary earnings.

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

On May 26, 2015, we completed the 2015 Offering for gross proceeds to us of approximately $150.0 million. We incurred $6.0 million of underwriter commissions and $1.5 million in professional fees in connection with the 2015 Offering. The proceeds of the 2015 Offering were used to redeem all of the previously outstanding Preferred Shares (see Note 19 to the Consolidated Financial Statements).

On June 25, 2015, we entered into the Sale-Leaseback Transaction involving five of our manufacturing, production and distribution facilities in North America, pursuant to which we received cash proceeds of $40.1 million, after related transaction expenses, and recorded a gain of $22.6 million.

In 2015, we declared a dividend of $0.06 per common share each quarter for an aggregate dividend payment of approximately $25.1 million.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of January 2, 2016.

Contractual Obligations

The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of January 2, 2016:

		Payments due by period
(in millions of U.S. dollars)	Total	2016	2017	2018	2019	2020	Thereafter
6.750% Senior notes due in 2020	$625.0	$—	$—	$—	$—	$625.0	$—
10.000% Senior notes due in 2021 [1]	350.0	—	—	—	—	—	350.0
5.375% Senior notes due in 2022	525.0	—	—	—	—	—	525.0
ABL facility [2]	122.0	122.0	—	—	—	—	—
GE Term Loan [3]	6.4	2.2	2.2	2.0	—	—	—
Contingent consideration [4]	16.8	16.8	—	—	—	—	—
Deferred consideration	0.8	0.8	—	—	—	—	—
Capital leases and other long-term debt	2.9	1.2	0.7	0.3	0.2	0.2	0.3
Interest expense [5]	554.2	108.3	105.5	105.3	105.2	64.3	65.6
Operating leases	192.8	37.8	35.2	21.0	18.8	15.0	65.0
Guarantee purchase equipment	7.0	7.0	—	—	—	—	—
Pension obligations	26.2	3.1	3.0	3.1	3.0	1.8	12.2
Purchase obligations [6]	223.5	174.6	14.3	7.9	7.3	7.3	12.1

Total [7]	$2,652.6	$473.8	$160.9	$139.6	$134.5	$713.6	$1,030.2

1.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The fair value premium of $56.0 million is being amortized to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.
2.	The ABL facility is considered a current liability. As of January 2, 2016, we had $122.0 million of outstanding borrowings under the ABL facility.
3.	In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at a 5.23% interest rate.
4.	Contingent consideration is the estimated undiscounted cash payment associated with the Aimia Acquisition payable in 2016.
5.	Interest expense includes fixed interest on the 2020 Notes, the 2022 Notes, the DSS Notes, the GE Term Loan, the ABL facility, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.
6.	Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
7.	The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $11.5 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt

Our total debt as of January 2, 2016 and January 3, 2015 was as follows:

	January 2, 2016			January 3, 2015
(in millions of U.S. dollars)	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
6.750% senior notes due in 2020	$625.0	$12.0	$613.0	$625.0	$14.2	$610.8
10.000% senior notes due in 2021[1]	390.1	—	390.1	405.6	—	405.6
5.375% senior notes due in 2022	525.0	8.2	516.8	525.0	8.8	516.2
ABL facility	122.0	—	122.0	229.0	—	229.0
GE Term Loan	6.4	0.4	6.0	8.2	0.7	7.5
Capital leases and other debt financing	2.9	—	2.9	5.2	—	5.2

Total debt	1,671.4	20.6	1,650.8	1,798.0	23.7	1,774.3
Less: Short-term borrowings and current debt:
ABL facility	122.0	—	122.0	229.0	—	229.0

Total short-term borrowings	122.0	—	122.0	229.0	—	229.0
GE Term Loan - current maturities	2.2	—	2.2	2.0	—	2.0
Capital leases and other debt financing - current maturities	1.2	—	1.2	2.0	—	2.0

Total current debt	125.4	—	125.4	233.0	—	233.0

Total long-term debt	$1,546.0	$20.6	$1,525.4	$1,565.0	$23.7	$1,541.3

1.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The fair value premium of $56.0 million is being amortized to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.

Asset-Based Lending Facility

In March 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our Cott North America, Cott U.K. and Mexico operations. We have amended and refinanced the ABL facility from time to time and incurred related financing fees, $9.0 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.

As of January 2, 2016, we had $122.0 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $45.6 million of letters of credit, was $232.4 million as of January 2, 2016. The weighted average effective interest rate at January 2, 2016 on our outstanding LIBOR and Prime loans was 2.2%. The effective interest rates are based on our consolidated leverage ratio.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The obligations were issued under an indenture with Wells Fargo Bank, National Association, as trustee. The issuer of the notes is our wholly-owned U.S. subsidiary Cott Beverages Inc. (“CBI”), and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. On May 13, 2015, we exchanged the notes for the 2022 Notes, which are registered under the Securities Act and do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical terms. The interest on the 2022 Notes is payable semi-annually on January 1st and July 1st of each year.

We incurred $9.6 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

10.00% Senior Notes due in 2021

On August 30, 2013, DS Services of America, Inc. (formerly DS Waters of America, Inc.) issued $350.0 million of 10.00% senior secured notes to qualified purchasers in a private placement under Rule 144A and Regulations S under the Securities Act. The obligations were issued under an indenture with Wilmington Trust, National Association, as trustee and as collateral agent. The interest on the notes is payable semi-annually on March 1st and September 1st of each year. In July 2014, the notes were exchanged for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights, or additional interest provisions, but otherwise contain identical economic terms (the “DSS Notes”). In connection with the DSS Acquisition, DSS solicited and obtained consent from the holders of the DSS Notes to certain modifications and amendments to the indenture and related security documents and a consent payment of approximately $19.2 million was made. Our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations.

The DSS Notes were recorded at their fair value of $406.0 million as part of the DSS Acquisition. The difference between the fair value and the principal amount of $350.0 million is amortized as a component of interest expense over the remaining contractual term of the DSS Notes. We incurred approximately $26.5 million of consent solicitation fees and bridge financing commitment fees.

6.75% Senior Notes due in 2020

On December 12, 2014, we issued $625.0 million of 6.75% senior notes due January 1, 2020 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The obligations were issued under an indenture with Wells Fargo Bank, National Association, as trustee. The issuer of the notes is our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. On July 14, 2015, we exchanged the notes for the 2020 Notes, which are registered under the Securities Act and do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms. The interest on the 2020 Notes is payable semi-annually on January 1st and July 1st of each year.

We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes. The financing fees are being amortized using the effective interest method over a five-year period, which represents the term to maturity of the 2020 Notes.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million of 2018 Notes. The issuer of the 2018 Notes was our wholly-owned U.S. subsidiary CBI, and most of our North America and U.K. subsidiaries guaranteed the 2018 Notes.

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

On July 9, 2014 and July 24, 2014, we redeemed the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemptions included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and the write off of approximately $0.8 million in deferred financing fees.

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of 2017 Notes. The 2017 Notes were issued at a $3.1 million discount by our wholly-owned U.S. subsidiary CBI, and most of our North America and U.K. subsidiaries guaranteed the 2017 Notes.

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

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with GE Capital for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at 5.23% interest. The GE term loan is expected to be paid in full in September 2018.

Credit Ratings and Covenant Compliance

Credit Ratings

Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.

As of January 2, 2016, the Company’s credit ratings were as follows:

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

Covenant Compliance

Indentures governing 2022 Notes, DSS Notes and 2020 Notes

Under the indenture governing the 2022 Notes, DSS Notes and 2020 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of January 2, 2016, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of the 2022 Notes, the DSS Notes or the 2020 Notes, since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $40.0 million. If excess availability is less than the greater of 12.5% of the aggregate availability under the ABL facility or $50.0 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of January 2, 2016.

Issuer Purchases of Equity Securities

Common Share Repurchase Program

In May 2014, our board of directors approved a renewal of our share repurchase program for up to 5% of Cott’s outstanding common shares over a 12-month period. During 2014, we repurchased 1,587,377 common shares for approximately $11.0 million through open market transactions. In connection with the DSS Acquisition, we suspended our share repurchase program during the fourth quarter of 2014 and did not make any further repurchases of our common shares. The share repurchase program expired on May 21, 2015.

Tax Withholding

During 2015 and 2014, 91,934 and 156,754 shares, respectively, of our previously-issued common stock were withheld from delivery to our employees to satisfy their tax obligations related to stock-based awards.

Capital structure

Since January 3, 2015, equity has increased by $97.0 million. The increase was primarily the result of net income of $20.6 million and the issuance of common shares in the 2015 Offering of $142.6 million, partially offset by dividend payments of $31.0 million, distributions to non-controlling interests of $8.5 million, and an adjustment to retained earnings for the foreign exchange impact upon redemption of Preferred Shares of $12.0 million.

Dividend payments

Common Share Dividend

The board of directors declared a quarterly dividend of $0.06 per common share in each quarter during 2013, 2014, and 2015 for an aggregate dividend payment of approximately $21.9 million, $22.0 million, and $25.1 million, respectively. Until the second quarter of 2014, the dividend was paid in Canadian dollars. Since the second quarter of 2014, the dividend has been paid in U.S. dollars. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2020 Notes, the 2022 Notes and the DSS Notes, as well as other factors that the board of directors may deem relevant from time to time.

Preferred Share Dividend

The terms of the Preferred Shares required us to pay a quarterly dividend to the holders of the Preferred Shares. On April 1, 2015, we paid dividends to holders of record of the Preferred Shares as of March 11, 2015 for an aggregate dividend payment of approximately $3.4 million. As of June 11, 2015, all outstanding Preferred Shares were redeemed (see Note 19 to the Consolidated Financial Statements), for an aggregate cash payment of $151.3 million, which included $2.5 million of accrued and unpaid dividends.

Equity-Based Plans

During the second quarter of 2015, with the approval of our shareowners, we (i) amended the Amended and Restated Cott Corporation Equity Incentive Plan (the “Equity Incentive Plan”) to, among other things, increase the number of shares that may be issued under the Equity Incentive Plan, and (ii) adopted the Cott Corporation Employee Share Purchase Plan (the “ESPP”) to provide eligible employees of the Company and its designated subsidiaries with an opportunity to acquire an ownership interest in the Company through the purchase of Company common shares via payroll deductions. The first three-month offering period under the ESPP commenced on October 1, 2015 and ended on December 31, 2015.

We also adopted the Cott Corporation Dividend Reinvestment Plan, which allows eligible shareowners to acquire additional common shares via reinvestment of cash dividends paid by Cott.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not trade market risk sensitive instruments.

Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 25.3% of 2015 revenue and 36.8% of 2014 revenue, and are concentrated principally in the United Kingdom, Canada and

Mexico. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Mexican peso for the year ended January 2, 2016, would result in our revenues in 2015 changing by $71.4 million and our gross profit in 2015 changing by $9.7 million. This change would be material to our cash flows and our results of operations.

Our primary exposure to foreign currency exchange rates relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold. In 2015, we entered into foreign currency contracts to hedge some of these currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). We do not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of non-performance by the counterparties, which we minimize by limiting our counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are $0.6 million, are estimated using market quotes. As of January 2, 2016, we had outstanding foreign exchange contracts with notional amounts of $4.5 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $122.0 million of ABL borrowings outstanding as of January 2, 2016, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $45.6 million of outstanding letters of credit) would result in additional interest expense of approximately $1.2 million. The weighted average interest rate of our outstanding ABL facility at January 2, 2016 was 2.2%.

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

The information below summarizes our market risks associated with long-term debt obligations as of January 2, 2016. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of January 2, 2016.

	Debt Obligations
(in millions of U.S. dollars, except percentage amounts)	Outstanding debt balance	Weighted average interest rate
Debt maturing in:
2016	$125.4	2.3%
2017	2.9	5.3%
2018	2.3	5.4%
2019	0.2	9.2%
2020	625.2	6.8%
Thereafter	875.3	7.2%

Total	$1,631.3

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum for cans and ends, resin for PET, HDPE and polycarbonate bottles, caps and preforms, corn for HFCS, sugar, fruit and fruit concentrates. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities, as well as derivative financial instruments. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $31 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 2, 2016 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2016, and concluded that it was effective as of January 2, 2016.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm, who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Remediation of Material Weakness

Management first reported a material weakness in the Company’s internal control over financial reporting, related to the review of the assumptions, data inputs and calculations used in the annual goodwill and other indefinite-lived intangible assets impairment tests, on Form 10-Q for the quarterly period ended October 3, 2015, filed on November 12, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the fourth quarter of 2015, with oversight from the Audit Committee of the Company’s Board of Directors, the Company’s management reviewed the process related to the impairment assessment for goodwill and other indefinite lived intangible assets. As a result, management designed, documented and implemented additional control procedures and enhanced existing control procedures related to the review of the assumptions, data inputs, and calculations used in the goodwill and other indefinite-lived intangible assets impairment analyses. These procedures include additional reviews by qualified personnel, at the proper precision levels, and the preparation and retention of additional documentation supporting such reviews.

The Company completed the documentation and testing of the design and operating effectiveness of the controls described above and, as of January 2, 2016, has concluded that the steps taken have remediated the material weakness related to the review of assumptions, data and calculations used in the annual goodwill and other indefinite-lived intangible assets impairment tests.

Changes in Internal Control Over Financial Reporting

As described above under the heading entitled “Remediation of Material Weakness”, there were changes in our internal control over financial reporting during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 5.02.	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

At its February 2016 meeting, the board of directors determined to reduce its size from 11 to 10 directors, effective immediately prior to the 2016 Annual Meeting of Shareowners, which is expected to be held on May 3, 2016. On February 25, 2016, Mr. George Burnett advised the board that he would not stand for re-election as a director of the Company at the end of his term. Mr. Burnett will serve the remainder of his term, which will conclude immediately prior to the 2016 Annual Meeting of Shareowners.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy circular for the 2016 Annual Meeting of Shareowners, which will be filed within 120 days after January 2, 2016 (the “2016 Proxy Circular”). The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our 2016 Proxy Circular. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

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

Section 16(a) Beneficial ownership reporting compliance

The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2016 Proxy Circular.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” section of our 2016 Proxy Circular.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2016 Proxy Circular.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2016 Proxy Circular.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Certified Public Accounting Firm” section of our 2016 Proxy Circular.

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
Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ JERRY FOWDEN Jerry Fowden Chief Executive Officer, Director (Principal Executive Officer) Date: February 29, 2016	/S/ GREGORY MONAHAN Gregory Monahan Director Date: February 29, 2016

/S/ JAY WELLS Jay Wells Chief Financial Officer (Principal Financial Officer) Date: February 29, 2016	/S/ MARIO PILOZZI Mario Pilozzi Director Date: February 29, 2016

/S/ JASON AUSHER Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: February 29, 2016	/S/ GEORGE A. BURNETT George A. Burnett Director Date: February 29, 2016

/S/ DAVID T. GIBBONS David T. Gibbons Chairman, Director Date: February 29, 2016	/S/ ANDREW PROZES Andrew Prozes Director Date: February 29, 2016

/S/ MARK BENADIBA Mark Benadiba Director Date: February 29, 2016	/S/ GRAHAM SAVAGE Graham Savage Director Date: February 29, 2016

/S/ STEPHEN H. HALPERIN Stephen H. Halperin Director Date: February 29, 2016	/S/ ERIC ROSENFELD Eric Rosenfeld Director Date: February 29, 2016

/S/ BETTY JANE HESS Betty Jane Hess Director Date: February 29, 2016

COTT CORPORATION

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Cott Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of equity, and of cash flows present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries at January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies debt issuance costs and the manner in which it classifies deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 29, 2016

COTT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except share and per share amounts)

	For the Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Revenue, net	$2,944.0	$2,102.8	$2,094.0
Cost of sales	2,048.5	1,826.3	1,818.6

Gross profit	895.5	276.5	275.4
Selling, general and administrative expenses	768.6	213.7	180.3
Loss on disposal of property, plant & equipment	6.9	1.7	1.8
Restructuring	—	2.4	2.0
Asset impairments	—	1.7	—
Acquisition and integration expenses	20.6	41.3	3.1

Operating income	99.4	15.7	88.2
Other (income) expense, net	(9.5)	21.0	12.8
Interest expense, net	111.0	39.7	51.6

(Loss) income before income taxes	(2.1)	(45.0)	23.8
Income tax (benefit) expense	(22.7)	(61.4)	1.8

Net income	$20.6	$16.4	$22.0
Less: Net income attributable to non-controlling interests	6.1	5.6	5.0
Less: Accumulated dividends on convertible preferred shares	4.5	0.6	—
Less: Accumulated dividends on non-convertible preferred shares	1.4	0.2	—
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—

Net (loss) income attributed to Cott Corporation	$(3.4)	$10.0	$17.0

Net (loss) income per common share attributed to Cott Corporation
Basic	$(0.03)	$0.11	$0.18
Diluted	(0.03)	0.10	0.18
Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	103,037	93,777	94,750
Diluted	103,037	95,900	95,633
Dividends declared per common share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions of U.S. dollars)

	For the Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net income	$20.6	$16.4	$22.0
Other comprehensive (loss) income:
Currency translation adjustment	(23.0)	(29.9)	(5.1)
Pension benefit plan, net of tax [1]	2.3	(4.0)	0.7
Unrealized loss on derivative instruments, net of tax [2]	(4.9)	—	—

Total other comprehensive loss	(25.6)	(33.9)	(4.4)

Comprehensive (loss) income	$(5.0)	$(17.5)	$17.6
Less: Comprehensive income attributable to non-controlling interests	6.4	5.9	5.0
Less: Accumulated dividends on convertible preferred shares	4.5	—	—
Less: Accumulated dividends on non-convertible preferred shares	1.4	—	—
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—

Comprehensive (loss) income attributed to Cott Corporation	$(29.3)	$(23.4)	$12.6

1.	Net of the effect of a $1.0 million tax expense, $0.4 million tax benefit and $0.3 million tax expense for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.
2.	Net of the effect of a $2.5 million tax benefit for the year ended January 2, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars, except share amounts)

	January 2, 2016	January 3, 2015
ASSETS
Current assets
Cash & cash equivalents	$77.1	$86.2
Accounts receivable, net of allowance of $9.2 ($6.5 as of January 3, 2015)	293.3	305.7
Income taxes recoverable	1.6	1.6
Inventories	249.4	262.4
Prepaid expenses and other current assets	17.2	47.6

Total current assets	638.6	703.5
Property, plant & equipment, net	769.8	864.5
Goodwill	759.6	743.6
Intangibles and other assets, net	711.7	758.0
Deferred tax assets	7.6	3.4
Other tax receivable	—	0.2

Total assets	$2,887.3	$3,073.2

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$122.0	$229.0
Current maturities of long-term debt	3.4	4.0
Accounts payable and accrued liabilities	437.6	420.0

Total current liabilities	563.0	653.0
Long-term debt	1,525.4	1,541.3
Deferred tax liabilities	76.5	109.4
Other long-term liabilities	76.5	71.8

Total liabilities	2,241.4	2,375.5
Commitments and contingencies - Note 18
Convertible preferred shares, $1,000 stated value, no shares issued (January 3, 2015 - 116,054 shares issued)	—	116.1
Non-convertible preferred shares, $1,000 stated value, no shares issued (January 3, 2015 - 32,711 shares issued)	—	32.7
Equity
Common shares, no par - 109,695,435 shares issued (January 3, 2015 - 93,072,850 shares issued)	534.7	388.3
Additional paid-in-capital	51.2	46.6
Retained earnings	129.6	158.1
Accumulated other comprehensive loss	(76.2)	(51.0)

Total Cott Corporation equity	639.3	542.0
Non-controlling interests	6.6	6.9

Total equity	645.9	548.9

Total liabilities, preferred shares and equity	$2,887.3	$3,073.2

Approved by the Board of Directors:

/s/ Graham Savage

Director

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	For the Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Operating Activities
Net income	$20.6	$16.4	$22.0
Depreciation & amortization	223.8	110.7	100.6
Amortization of financing fees	4.8	2.5	2.8
Amortization of senior notes premium	(5.6)	(0.4)	—
Share-based compensation expense	10.3	5.8	4.0
(Decrease) increase in deferred income taxes	(30.4)	(65.8)	0.5
Write-off of financing fees and discount	—	4.1	4.0
Loss on disposal of property, plant & equipment	6.9	1.7	1.8
Asset impairments	—	1.7	—
Other non-cash items	(9.4)	0.3	0.9
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	4.5	1.5	13.9
Inventories	6.5	12.9	(1.0)
Prepaid expenses and other current assets	30.8	(25.2)	(1.3)
Other assets	(8.5)	1.7	6.1
Accounts payable and accrued liabilities, and other liabilities	(3.3)	(6.8)	(1.1)
Income taxes recoverable	3.6	(4.4)	1.7

Net cash provided by operating activities	254.6	56.7	154.9

Investing Activities
Acquisitions, net of cash received	(24.0)	(798.5)	(11.2)
Additions to property, plant & equipment	(110.8)	(46.7)	(55.3)
Additions to intangibles and other assets	(4.6)	(6.9)	(5.9)
Proceeds from sale of property, plant & equipment and sale-leaseback	40.9	1.8	0.2
Proceeds from insurance recoveries	—	—	0.6
Other investing activities	(1.2)	—	—

Net cash used in investing activities	(99.7)	(850.3)	(71.6)

Financing Activities
Payments of long-term debt	(3.7)	(393.6)	(220.8)
Issuance of long-term debt	—	1,150.0	—
Borrowings under ABL	994.5	959.0	131.9
Payments under ABL	(1,101.8)	(779.6)	(82.1)
Distributions to non-controlling interests	(8.5)	(8.5)	(6.6)
Issuance of common shares	143.1	—	—
Financing fees	(0.6)	(24.0)	(0.8)
Preferred shares repurchased and cancelled	(148.8)	—	—
Common shares repurchased and cancelled	(0.8)	(12.1)	(13.0)
Dividends to common and preferred shareholders	(31.0)	(22.8)	(21.9)
Payment of deferred consideration for acquisitions	(2.5)	(32.4)	—
Other financing activities	—	(0.3)	—

Net cash (used in) provided by financing activities	(160.1)	835.7	(213.3)

Effect of exchange rate changes on cash	(3.9)	(3.1)	(2.2)

Net (decrease) increase in cash & cash equivalents	(9.1)	39.0	(132.2)
Cash & cash equivalents, beginning of period	86.2	47.2	179.4

Cash & cash equivalents, end of period	$77.1	$86.2	$47.2

Supplemental Non-cash Investing and Financing Activities:
Additions to property, plant & equipment through accounts payable and accrued liabilities	$5.8	$7.8	$3.9
Capital lease additions	—	—	1.3
Acquisition related deferred consideration	—	19.0	5.1
Accrued deferred financing fees	—	1.5	1.2
Preferred Shares issued as consideration for DSS Acquisition	—	148.8	—
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$113.2	$45.5	$50.9
Cash paid for income taxes, net	2.8	2.5	0.1

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of U.S. dollars, except share amounts)

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 29, 2012	95,371	$397.8	$40.4	$184.5	$(12.4)	$11.1	$621.4
Common shares issued - Director
Share Awards	87	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(1,251)	(5.3)	—	(4.8)	—	—	(10.1)
Common shares issued - Time-based RSUs	31	0.3	(0.3)	—	—	—	—
Share-based compensation	—	—	3.2	—	—	—	3.2
Common shares dividend	—	—	—	(21.9)	—	—	(21.9)
Distributions to non-controlling interests	—	—	—	—	—	(6.6)	(6.6)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	(5.1)	—	(5.1)
Pension benefit plan, net of tax	—	—	—	—	0.7	—	0.7
Net income	—	—	—	17.0	—	5.0	22.0

Balance at December 28, 2013	94,238	$392.8	$44.1	$174.8	$(16.8)	$9.5	$604.4

Common shares issued - Director
Share Awards	112	—	0.8	—	—	—	0.8
Common shares repurchased and cancelled	(1,744)	(7.8)	—	(4.3)	—	—	(12.1)
Common shares issued - Time-based RSUs	467	3.3	(3.3)	—	—	—	—
Share-based compensation	—	—	5.0	—	—	—	5.0
Common shares dividend	—	—	—	(22.0)	—	—	(22.0)
Distributions to non-controlling interests	—	—	—	—	—	(8.5)	(8.5)
Preferred shares issuance costs	—	—	—	(0.4)	—	—	(0.4)
Comprehensive income (loss)
Currency translation adjustment	—	—	—	—	(30.2)	0.3	(29.9)
Pension benefit plan, net of tax	—	—	—	—	(4.0)	—	(4.0)
Preferred shares dividend	—	—	—	(0.8)	—	—	(0.8)
Net income	—	—	—	10.8	—	5.6	16.4

Balance at January 3, 2015	93,073	$388.3	$46.6	$158.1	$(51.0)	$6.9	$548.9

Common shares issued - Director
Share Awards	110	—	1.0	—	—	—	1.0
Common shares repurchased and cancelled	(92)	(0.8)	—	—	—	—	(0.8)
Common shares issued - Performance-based RSUs	255	1.7	(1.7)	—	—	—	—
Common shares issued - Time-based RSUs	10	0.1	(0.1)	—	—	—	—
Common shares issued - Equity issuance	16,215	144.6	—	—	—	—	144.6
Common shares issued - Dividend reinvestment plan	11	0.1	—	—	—	—	0.1
Options exercised	113	0.7	(0.2)	—	—	—	0.5
Share-based compensation	—	—	9.3	—	—	—	9.3
Common shares dividend	—	—	—	(25.1)	—	—	(25.1)
Redemption of preferred shares	—	—	—	(12.0)	—	—	(12.0)
Distributions to non-controlling interests	—	—	—	—	—	(8.5)	(8.5)
Purchase of subsidiary shares from non-controlling interest	—	—	(3.7)	—	0.7	1.8	(1.2)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(23.3)	0.3	(23.0)
Pension benefit plan, net of tax	—	—	—	—	2.3	—	2.3
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(4.9)	—	(4.9)
Preferred shares dividend	—	—	—	(5.9)	—	—	(5.9)
Net income	—	—	—	14.5	—	6.1	20.6

Balance at January 2, 2016	109,695	$534.7	$51.2	$129.6	$(76.2)	$6.6	$645.9

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Description of Business

As used herein, “Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries. With the acquisition of DS Services of America, Inc. (“DSS”) in December 2014, we combined a leading provider in the direct-to-consumer beverage services industry with our traditional business, one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. We now have the largest volume-based national presence in the U.S. home and office delivery (“HOD”) industry for bottled water and one of the five largest national market share positions in the U.S. office coffee services (“OCS”) and filtration services industries. We reach over 1.5 million customers (approximately 60% commercial and 40% residential) through over 2,000 routes located across our national network supported by national sales and distribution facilities, as well as a fleet of over 2,000 vehicles. Our broad portfolio allows us to offer, on a direct-to-consumer basis, a variety of bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment. With the ability to cover approximately 90% of U.S. households, in terms of geography, we believe we have the broadest distribution network in the direct-to-consumer beverage services industry in the United States, which enables us to efficiently service residences and small and medium size businesses, as well as national corporations, universities and government agencies.

Note 1—Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.

For the year ended January 3, 2015, we had 53 weeks of activity, compared to 52 weeks of activity for the years ended January 2, 2016 and December 28, 2013. The additional week contributed $29.1 million of additional revenue and $1.1 million of additional operating income for the year ended January 3, 2015.

During 2015, our business operated through four reporting segments: DSS, Cott North America, Cott United Kingdom (“Cott U.K.”), and All Other (which includes our Mexico operating segment, Royal Crown International (“RCI”) operating segment and other miscellaneous expenses). We refer to our Cott North America, Cott U.K. and All Other reporting segments together as our “traditional business”. Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments. In December 2014, in connection with the acquisition of DSS (the “DSS Acquisition”), DSS was added as a fourth reporting segment. During the fourth quarter of 2013, management reviewed our reporting segments and determined to combine our Mexico, RCI and All Other reporting segments into one reporting segment classified as All Other. Prior year information has been updated to reflect the change in our reporting segments.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. For the year ended December 28, 2013, the Company concluded that it was appropriate to reclassify the amortization of customer list intangible assets to selling, general and administrative (“SG&A”) expenses. Previously, such amortization had been classified as cost of sales. Accordingly, the Company has changed the classification to report these SG&A expenses in the Consolidated Statement of Operations for the year ended December 28, 2013. Also, for the years ended January 3, 2015 and December 28, 2013, the Company concluded that it was appropriate to reclassify acquisition and integration expenses separately. Previously, such expenses had been classified as SG&A expenses. Accordingly, the Company has changed the classification to report these expenses separately in the Consolidated Statements of Operations for the years ended January 3, 2015 and

December 28, 2013. Additionally, as of January 3, 2015, the Company concluded that it was appropriate to reclassify certain acquired assets in connection with the DSS Acquisition (see Note 2 to the Consolidated Financial Statements) from inventories to property, plant and equipment, net to be consistent with Cott’s historical accounting treatment. Accordingly, the Company has changed the classification to report these assets under property, plant and equipment, net in the Consolidated Balance Sheet as of January 3, 2015. The impact of the reclassifications are shown in the tables below:

(in millions of U.S. dollars)	For the Year Ended December 28, 2013
Decrease to cost of sales	$(22.7)
Increase to SG&A expenses	$22.7

(in millions of U.S. dollars)	For the Year Ended January 3, 2015	For the Year Ended December 28, 2013
Decrease to SG&A expenses	$(41.3)	$(3.1)
Increase to acquisition and integration expenses	$41.3	$3.1

(in millions of U.S. dollars)	January 3, 2015
Decrease to inventories	$(8.9)
Increase to property, plant and equipment, net	$8.9

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

Revenue recognition

We recognize revenue, net of sales returns, when ownership passes to customers for products manufactured in our own plants and/or by third-parties on our behalf, and when prices to our customers are fixed or determinable and collection is reasonably assured. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue. Although we occasionally accept returns of products from our customers occasionally, historically returns have not been material.

With regards to DSS, the Company recognizes rental income on filtration, brewers and dispensing equipment at customer locations based on the terms of the related rental agreements, which are generally measured based on 28-day periods. Amounts billed to customers for rental in future periods are deferred and included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Sales incentives

We participate in various incentive programs with our customers, including volume-based incentives, contractual rebates and promotional allowances. Volume incentives are based on our customers achieving volume targets for a period of time. Volume incentives and contractual rebates are deducted from revenue and accrued as the incentives are earned and are based on management’s estimate of the total the customer is expected to earn and claim. Promotional allowances are accrued at time of revenue recognition and are deducted from revenue based on either the volume shipped or the volume sold at the retailer location, depending on the terms of the allowance. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals and revenues accordingly.

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

Selling, general and administrative expenses

We record all other expenses not charged to production as SG&A expenses. Costs incurred to deliver products from DSS branch locations to the end-user consumer are considered a selling expense and are included within SG&A expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of SG&A expenses. Advertising costs are not significant to any reporting segment other than DSS. Advertising costs expensed by DSS for the year ended January 2, 2016 were approximately $18.0 million and for the period from acquisition to January 3, 2015 were approximately $0.4 million.

Share-based compensation

We have in effect equity incentive plans under which Time-based RSUs, Performance-based RSUs, non-qualified stock options and Director share awards have been granted (as such terms are defined in Note 7 of the Consolidated Financial Statements). Share-based compensation expense for all share-based compensation awards is based on the grant-date fair value. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. No estimated forfeitures were included in the calculation of share-based compensation for the 2015, 2014 and 2013 share-based awards. The fair value of the Company’s Time-based RSUs, Performance-based RSUs and Director share awards are based on the closing market price of its common shares on the date of grant as stated on the NYSE. We estimate the fair value of non-qualified options as of the date of grant using the Black-Scholes option pricing model. This model considers, among other factors, the expected life of the award, the expected volatility of the Company’s stock price, and expected dividends. The Company records share-based compensation expense in SG&A expenses.

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

Customer deposits

The Company generally collects deposits on three- and five-gallon bottles used by its DSS customers. Such deposits are refunded only after customers return such bottles in satisfactory condition. The associated bottle deposit liability is estimated based on the number of water customers, average consumption and return rates and bottle deposit market rates. The Company analyzes these assumptions quarterly and adjusts as necessary.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is allocated between cost of sales and SG&A expenses and is determined using the straight-line method over the estimated useful lives of the assets.

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

The following table summarizes our goodwill on a reporting segment basis as of January 2, 2016 and January 3, 2015:

	Reporting Segment
(in millions of U.S. dollars)	Cott North America	DSS	Cott U.K.	All Other	Total
Balance December 29, 2013	$125.9	$—	$8.8	$4.5	$139.2
Goodwill acquired during the year	—	556.9	54.5	—	611.4
Foreign exchange	(2.2)	—	(4.8)	—	(7.0)

Balance January 3, 2015	$123.7	$556.9	$58.5	$4.5	$743.6
Goodwill acquired during the year	—	4.7	—	—	4.7
Adjustments[1]	—	17.5	—	—	17.5
Foreign exchange	(3.7)	—	(2.5)	—	(6.2)

Balance January 2, 2016	$120.0	$579.1	$56.0	$4.5	$759.6

1.	During the fiscal year ended January 2, 2016, we recorded adjustments to goodwill allocated to the DSS segment in connection with the DSS Acquisition (see Note 2 to the Consolidated Financial Statements).

We test goodwill for impairment at least annually in the fourth quarter, based on our reporting unit carrying values as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis. Reporting units are operations for which discrete financial information is available and are at or one level below our operating segments. For the purpose of testing goodwill for impairment in 2015, we have determined our reporting units are Cott North America, DSS, Calypso Soft Drinks, Aimia, and Royal Crown International (“RCI”). Calypso Soft Drinks and Aimia are reporting units included in our Cott U.K. reporting segment. Calypso Soft Drinks was acquired in June of 2013 and Aimia was acquired in May of 2014 (see Note 2 to the Consolidated Financial Statements). The RCI reporting unit is included in the All Other reporting segment. We had goodwill of $759.6 million on our balance sheet at January 2, 2016, which represents amounts for the Cott North America, DSS, Calypso Soft Drinks, Aimia and RCI reporting units.

We have the option of performing a qualitative assessment to determine whether any further quantitative testing for a potential impairment is necessary. Our qualitative assessment will use judgments including, but not limited to, changes in the general economic environment, industry considerations, current economic performance compared to historical economic performance, entity-specific events and events affecting our reporting units, where applicable. If we elect to bypass the qualitative assessment or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its net carrying value, a quantitative assessment is required. The quantitative test is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of impairment loss, if any.

For the 2015 annual test, we elected to perform a qualitative assessment for our Calypso Soft Drinks reporting unit. In performing this assessment, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Additionally, management considered the recent fair value calculation performed during the third quarter of 2015 where the estimated fair value exceeded the reporting unit’s carrying value by approximately 19%. Based on these factors, management concluded that it was more likely than not that the fair value of the Calypso Soft Drinks reporting unit was greater than its respective carrying amount, including goodwill, indicating no impairment. Goodwill allocated to the Calypso Soft Drinks reporting unit as of January 2, 2016 is $7.9 million.

For the Cott North America, DSS, Aimia and RCI reporting units, we elected to bypass the qualitative assessment and performed a quantitative analysis due to an overall CSD industry decline impacting the Cott North America reporting unit, the fact that a quantitative analysis has not been previously performed for DSS and Aimia and the length of time that has elapsed since the last quantitative analysis for the RCI reporting unit. We determined the fair value of each reporting unit being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach. We believe using a combination of the two approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. Because the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our 2015 valuation of the reporting units were weighted-average terminal growth rates of 1.0%, 2.5%, 2.0% and 2.0% for our Cott North America, DSS, Aimia and RCI reporting units, respectively, and discount rate ranging from 8.0% to 11.0%. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, company-specific risk and size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.

Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair values of the Cott North America, DSS, Aimia and RCI reporting units exceeded its carrying value by approximately 102%, 152%, 44% and 478%, respectively. Therefore, a second step analysis was not required and no goodwill impairment charges were recorded in the fourth quarter ended January 2, 2016. Goodwill allocated to Cott North America, DSS, Aimia and RCI reporting units as of January 2, 2016 are $120.0 million, $579.1 million, $48.1 million and $4.5 million, respectively.

Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rate, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2015, we determined that the fair value of each of our reporting units exceeded their carrying amounts.

Intangible and other assets

As of January 2, 2016, our intangible assets subject to amortization and other assets, net of accumulated amortization were $483.6 million, consisting principally of $422.9 million of customer relationships that arose from acquisitions, $9.9 million of deposits, $24.9 million of information technology assets, and $4.9 million of trademarks. Customer relationships are typically amortized on an accelerated straight-line basis for the period over which we expect to receive the economic benefits. With the DSS Acquisition, the acquired customer relationships are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to any customer included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. In 2014 we recorded $76.5 million of customer relationships acquired in connection with the Aimia Acquisition and $219.8 million of customer relationships acquired in connection with the DSS Acquisition. In 2013 we recorded $10.7 million of customer relationships acquired in connection with the Calypso Soft Drinks Acquisition. We did not record impairment charges for other intangible assets in 2015, 2014 or 2013.

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

To determine the fair value of the Rights, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to a forecast of future volume shipments of concentrate that is used to produce CSDs. The forecast of future volumes is based on the estimated inter-plant shipments and RCI shipments. The relief from royalty method is used since the Rights were purchased in part to avoid making future royalty payments for concentrate to the Royal Crown Company. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the Rights. The assumptions used to estimate the fair value of the Rights are subjective and require significant management judgment, including estimated future volume, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the Rights) and the risk adjusted discount rate. Based on our impairment tests, the estimated fair value of the Rights significantly exceeded the carrying value for all periods presented.

To determine fair value of the DSS Trademarks, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to DSS revenue forecasts adjusted to exclude private label sales. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the DSS Trademarks. The assumptions used to estimate the fair value of the DSS Trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment tests, the estimated fair value of the DSS Trademarks exceeded the carrying value for all periods presented.

Impairment and disposal of long-lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. As part of restructuring activities during 2014, we recorded impairments of long-lived assets of $1.0 million, which were recorded as a component of asset impairments in our Consolidated Statements of Operations. We did not record impairments of long-lived assets in 2015 or 2013. As part of normal business operations, we identify long-lived assets that are no longer productive and are disposed. Losses on disposals of assets are presented separately in our Consolidated Statements of Operations as part of operating income. We recognized losses on disposal of property, plant and equipment of $6.9 million for the year ended January 2, 2016 ($1.7 million—January 3, 2015; $1.8 million—December 28, 2013).

Derivative financial instruments

We use derivative financial instruments to manage our exposure to movements in foreign currencies and certain commodity prices. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. We manage credit risk related to the derivative financial instruments by requiring high credit standards for our counterparties and periodic settlements. Refer to Note 20 to the Consolidated Financial Statements for further information on our derivative financial instruments.

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

The ultimate realization of the deferred tax assets, related to net operating losses, is dependent upon the generation of future taxable income during the periods prior to their expiration. If our estimates and assumptions about future taxable income are not appropriate, the value of its deferred tax asset may not be recoverable, and may result in an increase to its valuation allowance that will impact current earnings.

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

Update ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB amended its guidance to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. For public entities, the amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We have adopted this guidance and applied it retrospectively into the presentation of our consolidated financial statements. The January 3, 2015 consolidated balance sheet and related disclosures were adjusted to reflect the reclassification of $23.7 million of debt issuance costs from intangibles and other assets, net to long-term debt. There was no other impact to the consolidated financial statements from the adoption of this guidance.

Update ASU 2015-15 – Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

In April 2015, the FASB amended its guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The amendments update the guidance with ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public entities, the amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We have adopted this guidance and applied it retrospectively into the presentation of our consolidated financial statements.

Update ASU 2015-16 – Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB amended its guidance regarding business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and requires the entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We have adopted this guidance and incorporated it into the presentation of our consolidated financial statements. See Note 2 to our Consolidated Financial Statements.

Update ASU 2015-17 – Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB amended its guidance to simplify the presentation of deferred income taxes. The amendment requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update may be applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have adopted this guidance and applied it retrospectively into the presentation of our consolidated financial statements. The adoption of this standard resulted in a decrease to prepaid expenses and other current assets, accounts payable and accrued liabilities and noncurrent deferred tax liabilities of $11.7 million, $0.3 million and $10.5 million, respectively, and an increase in noncurrent deferred tax assets of $0.9 million on the consolidated balance sheet as of January 3, 2015. There was no other impact to the consolidated financial statements from the adoption of this guidance.

Update ASU 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued an update to its guidance on lease accounting. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the statement of operations and the effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Note 2—Acquisitions

HOD Water Business Acquisitions

During the year ended January 2, 2016, the Company acquired nine separate home and office delivery (“HOD”) water businesses for an aggregate cash purchase price of $12.6 million. The Company has accounted for all of these transactions as business combinations in accordance with U.S. GAAP. These acquisitions support the Company’s previously announced objective of strategic acquisitions where it expects to be able to leverage synergies with its existing business. Net assets, including goodwill, acquired have been allocated to the DSS reporting segment. All of the goodwill recorded is expected to be tax deductible.

DSS Acquisition

In December 2014, the Company completed the acquisition by merger of DSS Group, Inc. (“DSS Group”), parent company to DS Services of America, Inc., a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “DSS Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion paid through a combination of incremental borrowings under the ABL facility (defined below) of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due January 1, 2020, assumption of existing $350.0 million senior notes due 2021 originally issued by DSS, the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”), having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares” and together with the Convertible Preferred Shares, the “Preferred Shares”), having an aggregate value of approximately $32.7 million. Pursuant to the terms and conditions set forth in the Merger Agreement, a portion of the aggregate consideration is being held in escrow to secure the indemnification obligations of DSS’s former security holders under the Merger Agreement. The Company amended its existing ABL facility in connection with the acquisition to increase the amount of borrowings available thereunder.

The total cash and stock consideration paid by us in the DSS Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$449.7
Working capital adjustment	11.4
Cash paid on behalf of sellers for sellers expenses	25.3
Cash paid to retire term loan on behalf of sellers	317.3
Convertible Preferred Shares	116.1
Non-Convertible Preferred Shares	32.7

Total consideration	$952.5

The estimated merger consideration was subject to adjustment upon the determination of actual working capital, net indebtedness and certain transaction related expenses, which adjustment was resolved in July 2015 by the payment of $11.4 million to the former security holders of DSS.

Our primary strategic reasons for the DSS Acquisition were to accelerate Cott’s acquisition based diversification outside of CSDs and shelf stable juices, broaden our distribution platform by adding a national direct-to-consumer distribution channel and extend our beverage portfolio into new and growing markets, including home and office bottled water delivery services, office coffee services and filtration services, while creating opportunities for revenue, cost synergies and growth prospects.

The DSS Acquisition was accounted for as a business combination which, among other things, requires that assets acquired and liabilities assumed be measured at their acquisition date fair values. The purchase price consideration of $952.5 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. Measurement period adjustments were recorded during the year ended January 2, 2016, primarily for adjustments to certain assets and liabilities existing at the acquisition date. Included as part of these adjustments to the initial purchase price allocation is the correction of $6.2 million of certain balance sheet classification errors previously identified at January 3, 2015. The results of operations of DSS have been included in our operating results beginning as of the acquisition date. We allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the DSS Acquisition.

(in millions of U.S. dollars)	As reported at January 3, 2015	Adjustments	As reported at January 2, 2016
Cash and cash equivalents	$74.5	$—	$74.5
Accounts receivable	103.4	(0.8)	102.6
Inventories	46.8	(0.4)	46.4
Prepaid expenses and other current assets	8.8	—	8.8
Deferred income taxes	2.8	0.9	3.7
Property, plant & equipment[1]	403.3	(13.3)	390.0
Goodwill[1]	556.9	17.5	574.4
Intangibles and other assets[1]	417.2	16.8	434.0
Accounts payable and accrued liabilities	(110.2)	(8.3)	(118.5)
Long-term debt	(406.0)	—	(406.0)
Deferred income tax liabilities[1]	(129.1)	1.2	(127.9)
Other long-term liabilities	(27.3)	(2.2)	(29.5)

Total	$941.1	$11.4	$952.5

1.	During the fourth quarter of the year ended January 2, 2016, we adopted ASU 2015-16 and as a result measurement period adjustments were recorded in the fourth quarter of 2015, resulting in a $22.7 million decrease to property, plant & equipment, a $16.8 million increase to intangibles and other assets and a $5.0 million increase to deferred income tax liabilities, with a corresponding increase to goodwill of $10.9 million. This measurement period adjustment resulted in a decrease of $4.8 million, $0.2 million, and $1.9 million in cost of sales, SG&A expenses, and income tax benefit, respectively, associated with a decrease in depreciation expense offset by an increase in amortization expense associated with the adjustment, of which $0.2 million of the total change in cost of sales and less than $0.1 million of the total change in SG&A expenses and income tax benefit, respectively, related to the prior year and with the remainder related to the nine months ended October 3, 2015.

The Company recognized $35.9 million of acquisition related costs associated with the DSS Acquisition that were expensed during 2014. These costs are included in acquisition and integration expenses on the Consolidated Statements of Operations. These costs do not include financing fees related to the Preferred Shares financing, which were approximately $0.4 million. The Preferred Shares issuance costs were adjusted to retained earnings.

Selected Financial Data (unaudited)

The following unaudited financial information from the acquisition date through January 3, 2015 represents the activity of DSS that has been combined with our operations as of the acquisition date.

(in millions of U.S. dollars)	For the period from December 12, 2014 through January 3, 2015
Revenue	$28.7
Net loss	(2.8)

Aimia Acquisition

In May 2014, our Cott U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred as “Aimia”) pursuant to a Share Purchase Agreement dated May 30, 2014. Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million ($87.6 million) paid in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million ($33.5 million) in deferred consideration paid in September 2014, and aggregate contingent consideration of up to £16.0 million ($23.6 million at exchange rates in effect on January 2, 2016), which is payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The closing payment and deferred consideration payment were funded from ABL borrowings and available cash.

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

The Aimia Acquisition was accounted for as a business combination which, among other things, requires that assets acquired and liabilities assumed be measured at their acquisition date fair values. Identified intangible assets, goodwill and property, plant and equipment were recorded at their estimated fair values. The results of operations of Aimia have been included in our operating results beginning as of the acquisition date. We allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

The sellers are entitled to contingent consideration of up to a maximum of £16.0 million ($23.6 million at exchange rates in effect on January 2, 2016), which will become due by us if and to the extent Aimia meets certain targets relating to net income plus interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve months ending July 1, 2016. We estimated the fair value of the contingent consideration based on financial projections of the acquired business and estimated probabilities of achievement of the EBITDA targets. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. The acquisition date fair value of the contingent consideration was determined to be £10.6 million ($15.6 million at exchange rates in effect on January 2, 2016) using a present valued probability-weighted income approach. During the second quarter of 2015, we recorded a fair value adjustment of £0.4 million ($0.6 million at exchange rates in effect on July 4, 2015) to the contingent consideration based on our review of the key assumptions used to calculate the fair value at the acquisition date. During the fourth quarter of 2015, we recorded a fair value adjustment of £0.1 million ($0.2 million at exchange rates in effect on January 2, 2016) to the contingent consideration based on review of the key assumptions used to calculate the fair value at the acquisition date. Key assumptions include probability-adjusted EBITDA amounts with discount rates consistent with the level of risk of achievement. The change in the fair value adjustment of the contingent consideration was recognized in other (income) expense, net in the Consolidated Statement of Operations for the year ended January 2, 2016.

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

The Company recognized $2.2 million of acquisition related costs associated with the Aimia Acquisition that were expensed during the fiscal year 2014. These costs are included in the acquisition and integration expenses on the Consolidated Statements of Operations.

Selected Financial Data (unaudited)

The following unaudited financial information from the acquisition date through January 3, 2015 represents the activity of Aimia that has been combined with our operations as of the acquisition date.

(in millions of U.S. dollars)	For the period from May 30, 2014 through January 3, 2015
Revenue	$62.3
Net income	2.3

Calypso Soft Drinks Acquisition

In June 2013, our Cott U.K. reporting segment acquired 100% of the share capital of Cooke Bros Holdings Limited (the “Calypso Soft Drinks Acquisition”), which includes the subsidiary companies Calypso Soft Drinks Limited and Mr. Freeze (Europe) Limited (together, “Calypso Soft Drinks”). Calypso Soft Drinks produces fruit juices, juice drinks, soft drinks, and freezable products in the United Kingdom. The aggregate purchase price for the Calypso Soft Drinks Acquisition was $12.1 million, which included approximately $7.0 million paid at closing, deferred payments of approximately $2.3 million and $2.5 million, paid on the first and second anniversaries of the closing date, respectively. In connection with the Calypso Soft Drinks Acquisition, we paid $18.5 million of outstanding debt of the acquired companies. Each payment was funded from available cash.

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

The Calypso Soft Drinks Acquisition was accounted for as a business combination which, among other things, requires that assets acquired and liabilities assumed be measured at their acquisition date fair values. Identified intangible assets, goodwill and property, plant and equipment were recorded at their estimated fair values. The results of operations of Calypso Soft Drinks have been included in our operating results beginning as of the acquisition date. We allocated the total purchase price of the Calypso Soft Drinks Acquisition to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Calypso Soft Drinks Acquisition.

(in millions of U.S. dollars)	Acquired Value
Cash	$0.5
Accounts receivable	15.9
Inventory	8.1
Prepaid expenses and other assets	0.6
Property, plant and equipment	8.7
Goodwill	8.5
Intangibles and other assets	15.0
Accounts payable and accrued liabilities	(15.0)
Shareholder loans	(1.6)
Deferred tax liabilities	(3.4)
Other long-term liabilities	(25.2)

Total	$12.1

The Company recognized $1.7 million of acquisition-related costs associated with the Calypso Soft Drinks Acquisition that were expensed during 2013. These costs are included in acquisition and integration expenses on the Consolidated Statements of Operations.

Intangible Assets

In our determination of the estimated fair value of intangible assets, we consider, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business’ products. The estimated fair values of identified intangible assets are calculated considering market participant assumptions and using an income approach and estimates and assumptions provided by management of the acquired business and our management.

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

Aimia Acquisition

The principal factor that resulted in recognition of goodwill in the Aimia Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Aimia Acquisition was allocated to the Cott U.K. reporting segment, none of which is expected to be tax deductible.

Calypso Soft Drinks Acquisition

The principal factor that resulted in recognition of goodwill in the Calypso Soft Drinks Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Calypso Soft Drinks Acquisition was allocated to the Cott U.K. reporting segment, a portion of which is expected to be tax deductible.

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

	For the Year Ended
(in millions of U.S. dollars, except per share amounts)	January 3, 2015	December 28, 2013
Revenue	$3,099.1	$3,141.1
Net loss attributed to Cott Corporation	(8.1)	(102.0)
Net loss per common share attributed to Cott Corporation, diluted	$(0.08)	$(1.08)

Note 3—Restructuring

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and the other located in the United Kingdom (the “2014 Restructuring Plan”). The plant closures were completed during our 2014 fiscal year and resulted in cash charges associated with employee redundancy costs and relocation of assets, and non-cash charges related to asset impairments and accelerated depreciation on property, plant and equipment. In connection with the 2014 Restructuring Plan, we incurred total charges of approximately $4.1 million. We also implemented a restructuring plan in June 2013, which consisted primarily of headcount reductions. We had no restructuring activities during the year ended January 2, 2016.

The following table summarizes restructuring and asset impairment charges for the years ended January 3, 2015 and December 28, 2013:

	For the Year Ended
(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
Restructuring	$2.4	$2.0
Asset impairments	1.7	—

	$4.1	$2.0

The following table summarizes our restructuring charges on a reporting segment basis.

	For the Year Ended
(in millions of U.S. dollars)	January 3, 2015	December 28, 2013
Cott North America	$2.3	$1.0
Cott U.K.	0.1	0.7
All Other	—	0.3

Total	$2.4	$2.0

The following table summarizes our asset impairment charges on a reporting segment basis for the year ended January 3, 2015. There were no asset impairment charges for the year ended December 28, 2013.

For the Year Ended
(in millions of U.S. dollars)	January 3, 2015
Cott North America	$0.9
Cott U.K.	0.8

Total	$1.7

As of January 3, 2015 and December 28, 2013, no amounts were owed under our restructuring plans.

Note 4—Other (Income) Expense, Net

The following table summarizes other (income) expense, net for the years ended January 2, 2016, January 3, 2015 and December 28, 2013:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2016	January 3, 2015	December 28, 2013
Foreign exchange (gain) loss	$(7.8)	$(0.3)	$0.2
Proceeds from legal settlement	(1.4)	(3.5)	—
Proceeds from insurance recoveries	—	—	(0.1)
Bond redemption	—	20.8	8.7
Write-off of financing fees and discount	—	4.1	4.0
Other gain	(0.3)	(0.1)	—

Total	$(9.5)	$21.0	$12.8

Note 5—Interest Expense, Net

The following table summarizes interest expense, net for the years ended January 2, 2016, January 3, 2015 and December 28, 2013:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2016	January 3, 2015	December 28, 2013
Interest on long-term debt	$100.9	$33.2	$47.4
Other interest expense, net	10.1	6.5	4.2

Total	$111.0	$39.7	$51.6

Note 6—Income Tax (Benefit) Expense

(Loss) income before income taxes consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2016	January 3, 2015	December 28, 2013
Canada	$24.2	$17.2	$30.7
Outside Canada	(26.3)	(62.2)	(6.9)

(Loss) income before income taxes	$(2.1)	$(45.0)	$23.8

Income tax (benefit) expense consisted of the following:

	For the Year Ended
(in millions of U.S. dollars)	January 2, 2016	January 3, 2015	December 28, 2013
Current
Canada	$4.0	$—	$(0.3)
Outside Canada	3.7	2.5	(0.4)

	$7.7	$2.5	$(0.7)

Deferred
Canada	$(2.5)	$0.3	$(0.6)
Outside Canada	(27.9)	(64.2)	3.1

	$(30.4)	$(63.9)	$2.5

Income tax (benefit) expense	$(22.7)	$(61.4)	$1.8

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
	January 2,	January 3,	December 28,
(in millions of U.S. dollars)	2016	2015	2013
Income tax (benefit) expense based on Canadian statutory rates	$(0.5)	$(11.5)	$5.7
Foreign tax rate differential	(3.7)	(9.3)	(0.6)
Nontaxable interest income	(5.5)	(9.3)	(9.7)
Nontaxable dividend income	(13.8)	(11.2)	(5.4)
Nontaxable capital (gain) loss	(1.4)	1.5	—
Dividend income	0.9	—	—
Changes in enacted tax rates	1.3	(1.4)	(1.5)
Change in valuation allowance	(0.4)	(29.4)	12.5
(Decrease) increase to uncertain tax positions	(0.6)	1.9	0.8
Non-controlling interests	(2.1)	(1.9)	(1.8)
Equity compensation adjustment to net operating loss	—	2.7	—
Permanent differences	1.3	1.7	0.4
Contingent consideration goodwill basis adjustments	—	1.0	(0.1)
Equity compensation permanent adjustment	0.9	0.6	0.6
Mexico deferred adjustment	—	2.5	—
Preferred share costs	0.4	—	—
Other items	0.5	0.7	0.9

Income tax (benefit) expense	$(22.7)	$(61.4)	$1.8

The income tax benefit differs from the statutory benefit due primarily to non-taxable interest income, non-taxable dividend income, and differences in foreign tax rates. In connection with the DSS Acquisition in 2014, it was determined that the valuation allowance should be released for all U.S. federal valuation allowances.

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

	January 2,	January 3,
(in millions of U.S. dollars)	2016	2015
Deferred tax assets
Loss carryforwards	$136.9	$148.9
Leases	0.3	0.1
Property, plant & equipment	5.5	3.3
Liabilities and reserves	42.1	22.3
Stock options	5.9	3.0
Inventories	2.2	2.6
Other	5.6	4.4

	198.5	184.6

Deferred tax liabilities
Property, plant & equipment	(105.6)	(127.9)
Intangible assets	(146.4)	(146.4)
Other	—	(0.5)

	(252.0)	(274.8)

Valuation allowance	(15.4)	(15.8)

Net deferred tax liability	$(68.9)	$(106.0)

The deferred tax assets and liabilities have been classified as follows on the Consolidated Balance Sheets:

	January 2,	January 3,
(in millions of U.S. dollars)	2016	2015
Deferred tax assets:
Current	$—	$—
Long-term	7.6	3.4
Deferred tax liabilities:
Current	$—	$—
Long-term	(76.5)	(109.4)

Net deferred tax liability	$(68.9)	$(106.0)

As a result of certain realization requirements of ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at January 2, 2016 and January 3, 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of January 2, 2016, equity will be increased by $2.8 million if and when such deferred tax assets are ultimately realized.

We treat our portion of all accumulated foreign subsidiary earnings through January 2, 2016, as indefinitely reinvested under the accounting guidance and accordingly, have not provided for any tax thereon. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our subsidiaries. As of January 2, 2016, approximately $17.9 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to permanently reinvest the earnings outside of Canada. It is not practicable to determine the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. While it is not practical to determine the amount of tax, we believe that tax planning strategies would allow us to make remittances in a tax efficient manner.

As of January 2, 2016, undistributed earnings of foreign operations were considered to be permanently reinvested. Deferred taxes have not been recorded on the excess book basis in the shares of certain foreign subsidiaries as these basis differences are not expected to reverse in the foreseeable future and are expected to be permanent in duration. The basis differences arose primarily from undistributed book earnings, which we intend to reinvest indefinitely, except in certain instances where repatriation attributable to current earnings results in minimal or no taxes. We repatriated earnings of $17.3 million, nil and nil in 2015, 2014 and 2013, respectively, incurring no tax expense. The basis differences could reverse through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events. These earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no tax consequences.

As of January 2, 2016, we have operating loss carryforwards totaling $741.6 million, credit carryforwards totaling $3.7 million and capital loss carryforwards totaling $3.3 million. The operating loss carryforward amount was attributable to Mexico operating loss carryforwards of $20.1 million that will expire from 2018 to 2025 and U.S. federal and state operating loss carryforwards of $328.0 million and $333.9 million, respectively. The U.S. federal operating loss carryforwards will expire from 2028 to 2034 and the state operating loss carryforwards will expire from 2016 to 2035.

The credit carryforward amount was attributable to a U.S. federal alternative minimum tax credit carryforward of $1.3 million with an indefinite life, other U.S. federal credit carryforwards of $0.9 million with an indefinite life, and U.S. state credit carryforwards of $1.5 million that will expire from 2015 to 2021. The capital loss carryforward is attributable to a U.K. capital loss of $3.3 million with an indefinite life.

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to uncertainty resulting from the lack of sustained taxable income in recent years in Mexico, we have determined that it is more likely than not that the benefit from net operating loss carryforwards and other net deferred tax assets in this jurisdiction will not be realized in the future. In recognition of this risk, we have provided a valuation allowance of $6.6 million to reduce our deferred tax assets in Mexico.

Additionally, we have determined that it is more likely than not that the benefit from our capital losses in the U.K. will not be realized in the future due to the uncertainty regarding potential future capital gains in the jurisdiction. In recognition of this risk, we have provided a valuation allowance of $0.6 million on our U.K. capital losses.

In connection with the DSS Acquisition in 2014, it was determined that the valuation allowance should be released for all U.S. federal valuation allowances, due to the anticipated timing of deferred tax asset and liability reversal in future periods as well as projections of future taxable income in the U.S. An analysis of various U.S. state attributes indicated a need to continue providing a valuation allowance on certain filings in the amount of $8.2 million.

If our assumptions change and we determine we will be able to realize these deferred tax assets, an income tax benefit of $15.4 million will be realized as a result of the reversal of the valuation allowance at January 2, 2016.

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
	January 2,	January 3,	December 28,
(in millions of U.S. dollars)	2016	2015	2013
Unrecognized tax benefits at beginning of year	$12.5	$10.5	$9.2
Additions based on tax positions taken during a prior period	0.2	0.5	0.2
Reductions based on tax positions taken during a prior period	(0.2)	(0.9)	—
Settlement on tax positions taken during a prior period	(0.6)	(0.8)	(1.2)
Lapse in statute of limitations	(1.8)	—	—
Additions based on tax positions taken during the current period	1.9	3.9	2.4
Foreign exchange	(0.5)	(0.7)	(0.1)

Unrecognized tax benefits at end of year	$11.5	$12.5	$10.5

As of January 2, 2016, we had $11.5 million of unrecognized tax benefits, a net decrease of $1.0 million from $12.5 million as of January 3, 2015. If we recognized our tax positions, approximately $9.8 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.2 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recovered nil of interest and penalties during the years ended January 2, 2016, January 3, 2015 and December 28, 2013. The amount of interest and penalties recognized as an asset in the Consolidated Balance Sheets for 2015 and 2014 was $0.1 million and $0.1 million, respectively.

Years through 2008 have been audited by the Internal Revenue Service, though the statutes are still open for the 2007 and later years due to certain net operating loss carryforwards. Years prior to 2010 are closed to audit by U.S. state jurisdictions. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax years 2011 through 2012. Years prior to 2010 are closed to audit by the CRA. Years prior to 2014 are closed to audit by the U.K. tax authorities, while years prior to 2012 are closed to audit by the Mexico tax authorities.

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

In 2010, the Human Resources and Compensation Committee of the board of directors (“HRCC”) determined that certain of Cott’s long-term incentive plans were no longer needed and terminated the Option Plan. As of January 2, 2016, no options were outstanding under the Option Plan.

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

On February 18, 2015, our board of directors adopted the Amended and Restated Equity Plan, pursuant to which the 2010 Equity Incentive Plan was amended and restated to, among other things, increase the number of shares that may be issued under the plan to 20,000,000 shares, increase the limitations of issuance of common shares to non-employee directors without further shareholder approval equal to the lesser of (i) 3% of Cott’s issued and outstanding shares, and (ii) an annual equity award of $500,000, expands the list of situations in which the Company may accelerate the exercisability or vesting or otherwise terminate restrictions relating to an award, and decreases the minimum vesting for restricted shares and restricted share units that vest solely as a result of the passage of time and continued service by the participant (to not less than one year from the date of grant). Additionally, the amended Plan will provide a minimum vesting period for option and stock appreciation right awards that vest solely as a result of the passage of time and continued service by the participant (not less than one year from the date of grant). The Amended and Restated Equity Plan was approved by Cott’s shareowners on May 5, 2015.

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

Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are cancelled or settled without the issuance of shares return to the pool of shares available for issuance under the Amended and Restated Equity Plan. As of January 2, 2016, there were 9,880,672 shares available for future issuance under the Amended and Restated Equity Plan.

The table below summarizes the share-based compensation expense for the years ended January 2, 2016, January 3, 2015, and December 28, 2013. This share-based compensation expense was recorded in SG&A expenses in our Consolidated Statements of Operations. As used below: (i) “Performance-based RSUs” mean restricted share units with performance-based vesting granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) or Amended and

Restated Equity Plan (as defined below), as the case may be, (ii) “Time-based RSUs” mean restricted share units with time-based vesting granted under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be, (iii) “Stock options” mean non-qualified stock options granted under the Amended and Restated Equity Plan, the 2010 Equity Incentive Plan, or the Option Plan, as the case may be, (iv) “Director share awards” mean common shares issued in consideration of the annual board retainer fee to non-management members of our board of directors under the 2010 Equity Incentive Plan or Amended and Restated Equity Plan, as the case may be, and (v) “ESPP” means the Cott Corporation Employee Share Purchase Plan, under which common shares are issued to eligible employees at a discount through payroll deductions.

	For the Year Ended
	January 2,	January 3,	December 28,
(in millions of U.S. dollars)	2016	2015	2013
Stock options	$1.9	$1.6	$0.8
Performance-based RSUs	4.9	0.6	0.2
Time-based RSUs	2.4	2.8	2.2
Director share awards	1.0	0.8	0.8
Employee Share Purchase Plan	0.1	—	—

Total	$10.3	$5.8	$4.0

During the fourth quarter of 2013, we concluded that it was no longer probable that the targets established for the Performance-based RSUs awarded in 2013 would be met, and we no longer expect these awards to ultimately vest. We continue to accrue the compensation expense for the Performance-based RSUs awarded in 2014 and 2015.

The tax benefit recognized related to share-based compensation expense for the fiscal year ended January 2, 2016 was $2.7 million (January 3, 2015 —   $1.3 million; December 28, 2013 — $1.0 million).

As of January 2, 2016, the unrecognized share-based compensation expense and weighted average years over which we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of January 2, 2016	Weighted average years expected to recognize compensation
Stock options	$2.6	1.8
Performance-based RSUs	7.9	1.9
Time-based RSUs	2.3	1.6

Total	$12.8

Stock Options

During 2015, 2014 and 2013 approximately 684,000, 441,000 and 392,000 options were granted to certain of our employees under the Amended and Restated Equity Plan at a weighted-average exercise price of $9.22, $8.00 and $9.29 per share, respectively. The weighted-average grant date fair value of the options was estimated to be $4.31, $3.84 and $4.10 per share in 2015, 2014 and 2013, respectively, using the Black-Scholes option pricing model.

The grant date fair value of each option granted during the years ended January 2, 2016, January 3, 2015 and December 28, 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
Risk-free interest rate	2.0%	2.7%	1.7%
Average expected life (years)	10.0	10.0	10.0
Expected volatility	58.7%	58.5%	32.3%
Expected dividend yield	3.0%	2.9%	—

The following table summarizes the activity for Company stock options:

	Stock Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 29, 2012	468	$7.13	7.3	$788.8

Granted	392	9.29
Forfeited or expired	(30)	6.58

Outstanding at December 28, 2013	830	8.17	7.6	811.9

Granted	441	8.00
Forfeited or expired	(50)	16.45

Outstanding at January 3, 2015	1,221	7.77	7.6	400.7

Granted	684	9.22
Exercised	(113)	4.94		637.4
Forfeited or expired	(35)	8.56

Outstanding at January 2, 2016	1,757	$8.50	8.0	$4,373.8

Exercisable at January 2, 2016	670	$8.10	6.8	$1,929.0

Vested or expected to vest at January 2, 2016	1,757	$8.50	8.0	$4,373.8

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on the New York Stock Exchange on December 31, 2015, which was $10.99 (January 2, 2015—$7.00; December 27, 2013— $8.06), and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

The total amount of cash received from the exercise of stock options was $0.5 million during the fiscal year ended January 2, 2016 with no associated tax benefit realized. There were no stock options exercised during the years ended January 3, 2015 and December 28, 2013. The total fair value of options that vested during the year ended January 2, 2016 was $1.5 million (January 3, 2015 — $1.3 million; December 28, 2013 — nil).

Outstanding options at January 2, 2016 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options (in thousands)	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
$6.58	294	6.1	$6.58	294	$6.58
$8.00	421	8.1	$8.00	3	$8.00
$9.00	86	9.2	$9.00	—	$—
$9.25	583	9.2	$9.25	—	$—
$9.29	373	7.3	$9.29	373	$9.29

	1,757	8.0	$8.50	670	$8.10

Other Awards

On May 29, 2015, we granted 110,000 common shares to the non-management members of our board of directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $1.0 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

In 2015, we granted 320,180 Performance-based RSUs and 213,453 Time-based RSUs to certain of our employees. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on January 4, 2015 and ending on the last day of our 2017 fiscal year. The amount of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the period beginning on January 4, 2015 and ending on the last day of our 2017 fiscal year. The Time-based RSUs and the stock options vest on the last day of our 2017 fiscal year.

In 2014, we granted 111,880 common shares to the non-management members of our board of directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $0.8 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

In 2014, we granted 273,906 Performance-based RSUs and 368,125 Time-based RSUs to certain of our employees. The Performance-based RSUs vest based on the achievement of a specified target level of pre-tax income for the period beginning on December 29, 2013 and ending on the last day of our 2016 fiscal year. The amount of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the period beginning on December 29, 2013 and ending on the last day of our 2016 fiscal year. The Time-based RSUs and the stock options vest on the last day of our 2016 fiscal year.

In 2014, we granted 1,082,348 Performance-based RSUs to certain of our employees in connection with the DSS Acquisition. The Performance-based RSUs vest based upon the achievement of specified level of DSS EBITDA (weighted 60%), revenue (weighted 20%) and “net cooler rental activity” (which is net new cooler rental customers, or total cooler rental customer additions for the year less total cooler rental customers who terminated service in the year) (weighted 20%) over the three-year period ending at the end of fiscal 2017. The amount of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of performance objectives that are achieved during the period beginning on December 28, 2014 and ending on the last day of DSS’s 2017 fiscal year.

In 2013, we granted 87,190 common shares to the non-management members of our board of directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $0.8 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

In 2013, we granted 247,181 Performance-based RSUs and 382,452 Time-based RSUs to certain of our employees. The Performance-based RSUs were to vest based on the achievement of a specified target level of pre-tax income for the period beginning on December 30, 2012 and ending on the last day of our 2015 fiscal year. The performance targets established for the Performance-based RSUs were not met at the end of our 2015 fiscal year, and as a result, those awards dis not vest. The Time-based RSUs and the stock options granted in 2013 vested on the last day of our 2015 fiscal year.

During the year ended January 2, 2016, Performance-based RSU and Time-based RSU activity was as follows:

	Number of Performance- based RSUs (in thousands)	Weighted Average Grant-Date Fair Value	Number of Time-based RSUs (in thousands)	Weighted Average Grant-Date Fair Value

Balance at January 3, 2015	1,782	$7.01	664	$8.63
Awarded	320	9.22	213	9.22
Awarded in connection with modification	55	7.90	—	—
Issued	(255)	6.87	(10)	8.60
Forfeited	(24)	8.61	(40)	8.67

Outstanding at January 2, 2016	1,878	$7.41	827	$8.78

Vested or expected to vest at January 2, 2016	1,878	$7.41	827	$8.78

Employee Share Purchase Plan

On March 9, 2015, the Company’s Board of Directors authorized and approved the Cott Corporation Employee Share Purchase Plan (the “ESPP”), which was approved by Cott’s shareowners on May 5, 2015. The ESPP was effective October 1, 2015 and qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 3,000,000 shares of Cott common shares through payroll deductions. Eligible employees who choose to participate may purchase Cott common shares at 90% of market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Cott common shares. The Company recognized $0.1 million of share-based compensation expense in SG&A expenses in our Consolidated Statement of Operations for the year ended January 2, 2016. At January 2, 2016, 2,970,838 shares remained available for issuance under the ESPP.

Note 8—Net (Loss) Income per Common Share

Basic net (loss) income per common share is calculated by dividing net (loss) income attributed to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing diluted net (loss) income attributed to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, Time-based RSUs and Convertible Preferred Shares during the periods presented. The dilutive effect of the Convertible Preferred Shares is calculated using the if-converted method. In applying the if-converted method, the convertible shares are assumed to have been converted at the beginning of the period (or at the time of issuance, if later).

Set forth below is a reconciliation of the numerator and denominator for the diluted (loss) income per common share computations for the periods indicated:

Numerator

	For the Year Ended
	January 2,	January 3,	December 28,
(in millions of U.S. dollars)	2016	2015	2013
Net (loss) income attributed to Cott Corporation	$(3.4)	$10.0	$17.0
Plus:
Accumulated dividends on convertible preferred shares [1]	—	0.6	—

Diluted net (loss) income attributed to Cott Corporation	$(3.4)	$10.6	$17.0

Denominator

	For the Year Ended
	January 2,	January 3,	December 28,
(in thousands)	2016	2015	2013
Weighted average number of shares outstanding - basic	103,037	93,777	94,750
Dilutive effect of stock options	—	83	55
Dilutive effect of Performance-based RSUs	—	325	303
Dilutive effect of Time-based RSUs	—	619	525
Dilutive effect of Convertible Preferred Shares [1]	—	1,096	—

Adjusted weighted average number of shares outstanding - diluted	103,037	95,900	95,633

1.	For the year ended January 3, 2015, the accumulated dividends on Convertible Preferred Shares were added back to the numerator to calculate diluted net income per common share because the Convertible Preferred Shares were assumed to have been converted at the time of issuance even though they were not actually convertible until three years after issuance.

The following table summarizes anti-dilutive securities excluded from the computation of diluted (loss) income per common share for the periods indicated:

	For the Year Ended
	January 2,	January 3,	December 28,
(in thousands)	2016	2015	2013
Stock options	1,757	833	442
Performance-based RSUs [1]	1,631	—	—
Time-based RSUs	827	—	—

1.	Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of pre-tax income for these awards.

Note 9—Segment Reporting

Our broad portfolio of products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers, filtration equipment, CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas, liquid enhancers, freezables, ready-to-drink alcoholic beverages, hot chocolate, coffee, malt drinks, creamers/whiteners, cereals and beverage concentrates.

During 2015, our business operated through four reporting segments: DSS, Cott North America, Cott U.K. and All Other (which includes our Mexico operating segment, RCI operating segment and other miscellaneous expenses). We refer to our Cott North America, Cott U.K. and All Other reporting segments together as our “traditional business”. Our Corporate function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

	January 2, 2016
(in millions of U.S. dollars)	Cott North America	DSS	Cott U.K.	All Other	Corporate	Eliminations	Total
Revenue, net [1]	$1,330.9	$1,021.1	$557.0	$57.6	$—	$(22.6)	2,944.0
Depreciation and amortization	79.6	119.9	22.7	1.6	—	—	223.8
Operating income (loss)	38.5	39.0	28.0	10.5	(16.6)	—	99.4
Property, plant & equipment, net	293.4	372.6	97.6	6.2	—	—	769.8
Goodwill	120.0	579.1	56.0	4.5	—	—	759.6
Intangibles and other assets, net	222.4	402.5	86.8	—	—	—	711.7
Total assets [2]	943.1	1,513.1	402.5	28.6	—	—	2,887.3
Additions to property, plant & equipment	30.9	67.2	11.6	1.1	—	—	110.8

1.	Intersegment revenue between Cott North America and the other reporting segments was $22.6 million for the year ended January 2, 2016.
2.	Excludes intersegment receivables, investments and notes receivable.

	January 3, 2015
(in millions of U.S. dollars)	Cott North America	DSS	Cott U.K.	All Other	Corporate	Eliminations	Total
Revenue, net [1]	$1,433.5	$28.7	$597.9	$65.0	$—	$(22.3)	2,102.8
Depreciation and amortization	82.1	5.2	21.7	1.7	—	—	110.7
Operating income (loss)	29.7	(1.7)	26.3	10.0	(48.6)	—	15.7
Property, plant & equipment, net	331.9	415.4	109.9	7.3	—	—	864.5
Goodwill	123.7	556.9	58.5	4.5	—	—	743.6
Intangibles and other assets, net	243.1	415.5	99.2	0.2	—	—	758.0
Total assets [2]	1,048.4	1,567.6	426.8	30.4	—	—	3,073.2
Additions to property, plant & equipment	29.2	3.4	13.3	0.8	—	—	46.7

1.	Intersegment revenue between Cott North America and the other reporting segments was $22.3 million for the year ended January 3, 2015.
2.	Excludes intersegment receivables, investments and notes receivable.

	December 28, 2013
(in millions of U.S. dollars)	Cott North America	Cott U.K.	All Other	Corporate	Eliminations	Total
Revenue, net [1]	$1,556.2	$494.3	$64.5	$—	$(21.0)	2,094.0
Depreciation and amortization	84.2	14.2	2.2	—	—	100.6
Operating income (loss)	67.1	25.6	7.2	(11.7)	—	88.2
Property, plant & equipment, net	360.1	111.0	9.4	—	—	480.5
Goodwill	125.9	8.8	4.5	—	—	139.2
Intangibles and other assets, net	262.6	27.7	0.3	—	—	290.6
Total assets [2]	1,075.2	296.3	39.2	—	—	1,410.7
Additions to property, plant & equipment	41.6	12.4	1.3	—	—	55.3

1.	Intersegment revenue between Cott North America and the other reporting segments was $21.0 million for the year ended December 28, 2013.
2.	Excludes intersegment receivables, investments and notes receivable.

For the year ended January 2, 2016, sales to Walmart accounted for 18.0% of our total revenue (2014—26.1%; 2013—30.1%), 33.2% of our Cott North America reporting segment revenue (2014—33.3%; 2013—36.1%), 11.5% of our Cott U.K. reporting segment revenue (2014—12.7%; 2013—14.8%), 3.7% of our All Other reporting segment revenue (2014—3.8%; 2013—3.9%) and 2.2% of our DSS reporting segment revenue (2014—2.7%).

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

Revenues for our DSS reporting segment from sales to external customers were generated exclusively in the United States. In our other reporting segments, revenues attributed to external customers located outside of Canada are displayed separately within the Cott U.K. and All Other reporting segments above, with the exception of revenues attributed to external customers located in the United States, which are reported within the Cott North America reporting segment. Revenues generated from sales to external customers in the United States for the Cott North America reporting segment were as follows:

	For the Year Ended
	January 2,	January 3,	December 28,
(in millions of U.S. dollars)	2016	2015	2013
United States	$2,198.0	$1,259.7	$1,348.0

Total	$2,198.0	$1,259.7	$1,348.0

Revenues by channel by reporting segment were as follows:

	For the Year Ended January 2, 2016
(in millions of U.S. dollars)	Cott North America	DSS	Cott U.K.	All Other	Eliminations	Total
Revenue
Private label retail	$1,075.9	$65.3	$262.3	$4.5	$(1.6)	$1,406.4
Branded retail	114.9	84.1	169.8	4.1	(1.5)	371.4
Contract packaging	111.8	—	114.0	22.2	(6.5)	241.5
Home and office bottled water delivery	—	651.3	—	—	—	651.3
Office coffee services	—	121.3	—	—	—	121.3
Concentrate and other	28.3	99.1	10.9	26.8	(13.0)	152.1

Total	$1,330.9	$1,021.1	$557.0	$57.6	$(22.6)	$2,944.0

	For the Year Ended January 3, 2015
(in millions of U.S. dollars)	Cott North America	DSS	Cott U.K.	All Other	Eliminations	Total
Revenue
Private label retail	$1,206.4	$2.1	$296.7	$7.4	$(1.2)	$1,511.4
Branded retail	108.4	2.6	173.7	4.5	(1.6)	287.6
Contract packaging	86.9	—	120.8	24.6	(6.7)	225.6
Home and office bottled water delivery	—	12.2	—	—	—	12.2
Office coffee services	—	4.3	—	—	—	4.3
Concentrate and other	31.8	7.5	6.7	28.5	(12.8)	61.7

Total	$1,433.5	$28.7	$597.9	$65.0	$(22.3)	$2,102.8

	For the Year Ended December 28, 2013
(in millions of U.S. dollars)	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue
Private label retail	$1,364.1	$283.4	$7.6	$(0.2)	$1,654.9
Branded retail	114.0	111.6	5.4	(0.4)	230.6
Contract packaging	54.1	97.1	24.3	(7.1)	168.4
Home and office bottled water delivery	—	—	—	—	—
Office coffee services	—	—	—	—	—
Concentrate and other	24.0	2.2	27.2	(13.3)	40.1

Total	$1,556.2	$494.3	$64.5	$(21.0)	$2,094.0

Property, plant & equipment, net by geographic area as of January 2, 2016 and January 3, 2015 were as follows:

	January 2,	January 3,
(in millions of U.S. dollars)	2016	2015
North America	$666.0	$747.3
United Kingdom	97.6	109.9
All Other	6.2	7.3

Total	$769.8	$864.5

Note 10—Accounts Receivable, Net

The following table summarizes accounts receivable, net as of January 2, 2016 and January 3, 2015:

	January 2,	January 3,
(in millions of U.S. dollars)	2016	2015
Trade receivables	$285.5	$299.8
Allowance for doubtful accounts	(9.2)	(6.5)
Other	17.0	12.4

Total	$293.3	$305.7

Note 11—Inventories

The following table summarizes inventories as of January 2, 2016 and January 3, 2015:

	January 2,	January 3,
(in millions of U.S. dollars)	2016	2015
Raw materials	$95.3	$105.8
Finished goods [1]	118.4	118.4
Resale items	15.8	17.4
Other	19.9	20.8

Total	$249.4	$262.4

1.	DSS finished goods inventory of $8.9 million were reclassified to property plant & equipment, net as of January 3, 2015 (see Note 1 to the Consolidated Financial Statements) to be consistent with Cott’s accounting treatment.

Note 12—Property, Plant & Equipment, Net

The following table summarizes property, plant and equipment, net as of January 2, 2016 and January 3, 2015:

		January 2, 2016			January 3, 2015
(in millions of U.S. dollars)	Estimated Useful Life in Years	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	n/a	$86.6	—	$86.6	$101.0	$—	$101.0
Buildings	10-40	207.4	74.7	132.7	220.8	73.7	147.1
Machinery and equipment	7-15	759.3	442.0	317.3	759.8	402.8	357.0
Plates, films and molds	1-10	19.2	11.5	7.7	21.5	13.2	8.3
Vending	5-10	10.4	10.2	0.2	11.2	10.8	0.4
Vehicles and transportation equipment	3-15	70.2	17.6	52.6	64.3	1.3	63.0
Leasehold improvements [1]		50.6	32.0	18.6	46.5	26.9	19.6
IT Systems	3-7	14.4	8.4	6.0	13.4	7.1	6.3
Furniture and fixtures	3-10	10.1	5.7	4.4	9.2	5.9	3.3
Customer equipment [2]	3-7	144.4	31.5	112.9	129.4	1.5	127.9
Returnable bottles [3]	3	32.7	8.8	23.9	23.2	0.4	22.8
Capital leases [4]		13.7	6.8	6.9	14.4	6.6	7.8

Total		$1,419.0	$649.2	$769.8	$1,414.7	$550.2	$864.5

1.	Leasehold improvements are amortized over the remaining life of the lease or remaining useful life, whichever is shorter.
2.	Customer equipment consists of coolers, brewers, refrigerators, water purification devices and storage racks held on site at DSS customer locations.
3.	Returnable bottles are those bottles on site at DSS customer locations.
4.	Our recorded assets under capital leases relate primarily to buildings and machinery and equipment.

Depreciation expense, which includes depreciation recorded for assets under capital leases, for the year ended January 2, 2016 was $147.3 million ($74.7 million—January 3, 2015; $69.2 million —December 28, 2013).

Note 13—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of January 2, 2016 and January 3, 2015:

	January 2, 2016			January 3, 2015
		Accumulated			Accumulated
(in millions of U.S. dollars)	Cost	Amortization	Net	Cost	Amortization	Net
Intangibles
Not subject to amortization
Rights [1]	$45.0	—	$45.0	$45.0	$—	$45.0
DSS Trademarks	183.1	—	183.1	183.1	—	183.1

Total intangibles not subject to amortization	228.1	—	228.1	228.1	—	228.1

Subject to amortization
Customer relationships	663.9	241.0	422.9	646.2	174.6	471.6
Trademarks	33.0	28.1	4.9	33.5	26.9	6.6
Information technology	54.0	29.1	24.9	53.3	25.7	27.6
Other	7.8	4.5	3.3	7.6	3.6	4.0

Total intangibles subject to amortization	758.7	302.7	456.0	740.6	230.8	509.8

Total Intangibles	986.8	302.7	684.1	968.7	230.8	737.9

Other Assets
Financing costs	12.6	8.5	4.1	12.7	7.5	5.2
Deposits	10.3	0.4	9.9	7.8	—	7.8
Other	15.2	1.6	13.6	8.4	1.3	7.1

Total Other Assets	38.1	10.5	27.6	28.9	8.8	20.1

Total Intangibles & Other Assets	$1,024.9	$313.2	$711.7	$997.6	$239.6	$758.0

1.	Relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico.

Amortization expense of intangible and other assets was $81.3 million during 2015 ($38.5 million—January 3, 2015; $34.2 million—December 28, 2013). Amortization of intangibles includes $6.5 million ($3.2 million—January 3, 2015; $2.9 million—December 28, 2013) relating to information technology assets and $4.8 million ($2.5 million—January 3, 2015; $2.8 million—December 28, 2013) relating to deferred financing assets.

The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(in millions of U.S. dollars)
2016	$71.3
2017	61.6
2018	54.8
2019	46.5
2020	40.4
Thereafter	181.4

Total	$456.0

Note 14—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of January 2, 2016 and January 3, 2015:

	January 2,	January 3,
(in millions of U.S. dollars)	2016	2015
Trade payables	$227.2	$231.7
Accrued compensation	49.8	44.0
Accrued sales incentives	25.2	31.5
Accrued interest	12.2	4.2
Payroll, sales and other taxes	13.3	17.8
Accrued deposits	28.6	30.6
Other accrued liabilities	81.3	60.2

Total	$437.6	$420.0

Note 15—Debt

Our total debt as of January 2, 2016 and January 3, 2015 was as follows:

	January 2, 2016			January 3, 2015
		Unamortized			Unamortized
		Debt Issuance			Debt Issuance
(in millions of U.S. dollars)	Principal	Costs	Net	Principal	Costs	Net
6.750% senior notes due in 2020	$625.0	$12.0	$613.0	$625.0	$14.2	$610.8
10.000% senior notes due in 2021 [1]	390.1	—	390.1	405.6	—	405.6
5.375% senior notes due in 2022	525.0	8.2	516.8	525.0	8.8	516.2
ABL facility	122.0	—	122.0	229.0	—	229.0
GE Term Loan	6.4	0.4	6.0	8.2	0.7	7.5
Capital leases and other debt financing	2.9	—	2.9	5.2	—	5.2

Total debt	1,671.4	20.6	1,650.8	1,798.0	23.7	1,774.3
Less: Short-term borrowings and current debt:
ABL facility	122.0	—	122.0	229.0	—	229.0

Total short-term borrowings	122.0	—	122.0	229.0	—	229.0
GE Term Loan - current maturities	2.2	—	2.2	2.0	—	2.0
Capital leases and other debt financing - current maturities	1.2	—	1.2	2.0	—	2.0

Total current debt	125.4	—	125.4	233.0	—	233.0

Total long-term debt	$1,546.0	$20.6	$1,525.4	$1,565.0	$23.7	$1,541.3

1.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The effective interest rate is 7.515%.

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long Term Debt (incl. current)
2016	$125.4
2017	2.9
2018	2.3
2019	0.2
2020	625.2
Thereafter	875.3

$1,631.3

Asset-Based Lending Facility

In March 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as Agent that created the ABL facility to provide financing for our Cott North America, Cott U.K. and Mexico operations. We have amended and refinanced the ABL facility from time to time and incurred financing fees in connection therewith, an aggregate of $9.0 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.

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

As of January 2, 2016, our total availability under the ABL facility was $325.1 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of January 15, 2016 (the December month-end under the terms of the credit agreement governing our ABL facility). We had $122.0 million of outstanding borrowings under the ABL facility and $45.6 million in outstanding letters of credit. As a result, our aggregate availability under the ABL facility was $157.5 million. In connection with the DSS Acquisition, $29.4 million was required to cash collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings against our ABL facility, and the cash collateral was included within prepaid and other current assets on our Consolidated Balance Sheet at January 3, 2015. Subsequent to January 3, 2015 additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company, which was used to repay a portion of our outstanding ABL facility.

The commitment fee was 0.375% per annum of the unused commitment of $232.4 million, which was based on our total ABL facility commitment of $400.0 million excluding outstanding borrowings and outstanding letters of credit. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

The weighted average effective interest rate at January 2, 2016 and January 3, 2015 on our outstanding LIBOR and Prime loans was 2.2%. The effective interest rates are based on our consolidated leverage ratio.

5.375% Senior Notes due in 2022

On June 24, 2014, we issued $525.0 million of our 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The issuer of the notes is our wholly-owned U.S. subsidiary Cott Beverages Inc. (“CBI”), and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. The interest on the notes is payable semi-annually on January 1st and July 1st of each year. On May 13, 2015, we exchanged the notes for notes that are registered under the Securities Act and do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2022 Notes”).

We incurred $9.6 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

10.000% Senior Notes due in 2021

On August 30, 2013, DS Services of America, Inc. (formerly DS Waters of America, Inc.) issued $350.0 million of senior secured notes to qualified purchasers in a private placement under Rule 144A and Regulations S under the Securities Act. In July 2014, the notes were exchanged for notes that are registered under the Securities Act and do not contain transfer restrictions, registration rights, or additional interest provisions, but otherwise contain identical economic terms (the “DSS Notes”). The interest on the DSS Notes is payable semi-annually on March 1st and September 1st of each year. In connection with the DSS Acquisition, DSS solicited and obtained consent from the holders of the DSS Notes to certain modifications and amendments to the indenture and related security documents, and payment of approximately $19.2 million was made. At the DSS Acquisition closing, we and most of our U.S., Canadian and U.K. subsidiaries executed a supplemental indenture to be added as guarantors to the DSS Notes.

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

6.750% Senior Notes due in 2020

On December 12, 2014, we issued the $625.0 million of 6.75% senior notes due January 1, 2020 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The issuer of the notes is our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. The interest on the notes is payable semi-annually on January 1st and July 1st of each year. On July 14, 2015, we exchanged the notes for notes that are registered under the Securities Act and do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2020 Notes”).

We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes. The financing fees are being amortized using the effective interest method over a five-year period, which represents the term to maturity of the 2020 Notes.

8.125% Senior Notes due in 2018

On August 17, 2010, we issued $375.0 million aggregate principal amount of our 8.125% senior notes due 2018 (the “2018 Notes”). The issuer of the 2018 Notes was our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the 2018 Notes. We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes.

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

8.375% Senior Notes due in 2017

On November 13, 2009, we issued $215.0 million of our 8.375% senior notes due 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount by our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the 2017 Notes. We incurred $5.1 million of financing fees in connection with the 2017 Notes.

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

GE Term Loan

In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at 5.23% interest. The GE term loan is expected to be paid in full in September 2018.

Covenant Compliance

Indentures governing 2022 Notes, DSS Notes and 2020 Notes

Under the indenture governing the 2022 Notes, DSS Notes and 2020 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of January 2, 2016, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of the 2022 Notes, the DSS Notes or the 2020 Notes, since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $40.0 million. If excess availability is less than the greater of 12.5% of the aggregate availability under the ABL facility or $50.0 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of January 2, 2016.

Note 16—Retirement Plans

Cott primarily maintains defined contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $9.4 million for the year ended January 2, 2016 ($4.1 million—January 3, 2015; $4.8 million—December 28, 2013).

We also maintain four defined benefit (“DB”) plans acquired as a part of prior acquisitions. One DB plan covers certain employees at one plant in the United States under a collective bargaining agreement. In connection with the DSS Acquisition, we assumed the obligations associated with a DB plan covering certain employees of DS Services of America, Inc. These two DB plans are referred to collectively as the U.S. Plans. DB plans covering certain employees of Cott Beverages Limited and Cooke Bros. Limited in the United Kingdom are referred to collectively as the U.K. Plans. Retirement benefits for employees covered by the U.S. Plans and U.K Plans are based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. All DB plans are closed to new participants. All DB plans are frozen. The plan covering certain employees of Cott Beverages Limited was frozen during the year ended January 3, 2015. We use a January 2, 2016 measurement date for all DB plans. Any valuation differences based on one day of trading are deemed immaterial.

Obligations and Funded Status

The following table summarizes the change in the projected benefit obligation, change in plan assets and unfunded status of the four DB plans as of January 2, 2016 and January 3, 2015:

(in millions of U.S. dollars)	January 2, 2016	January 3, 2015
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$77.9	$62.5
Transfer in	—	10.5
Service cost	—	0.2
Interest cost	2.8	2.7
Benefit payments	(1.7)	(1.9)
Actuarial (gains) losses	(5.5)	8.5
Settlement losses	—	0.1
Curtailment gains	—	(0.9)
Translation gains	(2.8)	(3.8)

Projected benefit obligation at end of year	$70.7	$77.9

Change in Plan Assets
Plan assets beginning of year	$59.1	$49.6
Transfer in	—	7.1
Employer contributions	3.0	2.2
Benefit payments	(1.6)	(1.8)
Actual return on plan assets	(0.4)	4.7
Translation gains	(2.2)	(2.7)

Fair value at end of year	$57.9	$59.1

Funded Status of Plan
Projected benefit obligation	$(70.7)	$(77.9)
Fair value of plan assets	57.9	59.1

Unfunded status	$(12.8)	$(18.8)

The accumulated benefit obligation for the DB plans equaled $70.7 million and $77.9 million at the end of 2015 and 2014, respectively.

Periodic Pension Costs

The components of net periodic pension cost were as follows:

	For the Year Ended
	January 2,	January 3,	December 28,
(in millions of U.S. dollars)	2016	2015	2013
Service cost	$—	$0.2	$0.5
Interest cost	2.8	2.7	2.4
Expected return on plan assets	(3.2)	(3.0)	(2.4)
Amortization of prior service costs	0.1	0.1	0.1
Amortization of net actuarial loss	0.4	0.3	0.3

Net periodic pension cost	$0.1	$0.3	$0.9

Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	For the Year Ended
	January 2,	January 3,	December 28,
(in millions of U.S. dollars)	2016	2015	2013
Unamortized prior service cost	$(0.1)	$(0.1)	$(0.2)
Unrecognized net actuarial loss	(10.0)	(12.3)	(8.2)

Total accumulated other comprehensive loss	$(10.1)	$(12.4)	$(8.4)

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the projected benefit obligation:

	For the Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
U.K. Plans
Discount rate	3.9%	3.6%	4.5%
Rate of compensation increase	n/a	n/a	3.4	% [1]
CPI Inflation factor	2.0%	1.9%	2.4%
U.S. Plans
Discount rate	4.0%	3.9%	4.4%
Rate of compensation increase	n/a	n/a	n/a

1.	Applicable to the plan covering certain employees of Cott Beverages Limited. This plan closed to future benefit accruals during the year ended January 3, 2015, which resulted in a curtailment gain. As a result, no assumption for rate of compensation increase was necessary in estimating the projected benefit obligation at January 3, 2015.

The following table summarizes the weighted average actuarial assumptions used to determine net periodic benefit cost:

	For the Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
U.K. Plans
Discount rate	3.8%	4.5%	4.6%
Expected long-term rate of return on plan assets	5.2%	6.2%	5.7%
Inflation factor	1.9%	2.4%	2.5%
U.S. Plans
Discount rate	3.9%	4.2%	3.5%
Expected long-term rate of return on plan assets	7.2%	7.2%	7.0%

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

Asset Mix

Our DB plans weighted-average asset allocations by asset category were as follows:

	January 2, 2016	January 3, 2015
Cash and cash equivalents	4.4%	3.2%
Equity securities	48.0%	57.6%
Fixed income investments	47.6%	39.2%

Plan Assets

Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, but listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. (The target allocation percentages for the U.K. Plans’ assets range between 60% to 80% in equity securities and 20% to 40% in fixed income investments. The target allocation percentages for the U.S. Plans’ assets range between 45% to 55% in equity securities, 35% to 45% in fixed income investments, and 5% to 15% in extended asset class investments. None of our equity or debt securities are included in plan assets.)

Cash Flows

We expect to contribute $2.7 million to the DB plans during the 2016 fiscal year.

The following benefit payments are expected to be paid in the periods indicated below:

(in millions of U.S. dollars)
Expected benefit payments
FY 2016	$1.8
FY 2017	1.9
FY 2018	2.0
FY 2019	1.9
FY 2020	2.0
through FY 2021	11.0

The fair values of the Company’s pension plan assets at January 2, 2016 were as follows:

	January 2, 2016
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$2.5	$—	$—
Equities:
International mutual funds	5.3	0.9	—
U.S. mutual funds	1.9	3.6	—
Balanced	15.3	0.4	—
Property	0.3	—	—
Other	0.1	—	—
Fixed income:
Mutual funds	22.9	2.9	—
Insurance contract	—	1.8	—

Total	$48.3	$9.6	$—

The fair values of the Company’s pension plan assets at January 3, 2015 were as follows:

	January 3, 2015
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$1.9	$—	$—
Equities:
International mutual funds	5.4	1.0	—
Index mutual funds	6.8	—	—
U.S. mutual funds	1.4	3.5	—
Balanced	15.4	0.4	—
Property	0.1	—	—
Other	0.1	—	—
Fixed income:
Mutual funds	18.0	3.2	—
Insurance contract	—	1.9	—

Total	$49.1	$10.0	$—

Note 17—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the year ended January 2, 2016 were as follows:

	January 2, 2016
(in millions of U.S. dollars)[1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance January 3, 2015	$0.2	$(12.4)	$(38.8)	$(51.0)

OCI before reclassifications	(5.6)	1.9	(23.3)	(27.0)
Amounts reclassified from AOCI	0.7	0.4	—	1.1

Net current-period OCI	(4.9)	2.3	(23.3)	(25.9)
Purchase of subsidiary shares from non-controlling interest	—	—	0.7	0.7

Ending balance January 2, 2016	$(4.7)	$(10.1)	$(61.4)	$(76.2)

1.	All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table summarizes the amounts reclassified from AOCI for the years ended January 2, 2016 and January 3, 2015.

	For the Year Ended		Affected Line Item in the Statement Where Net Income Is Presented
(in millions of U.S. dollars)	January 2, 2016	January 3, 2015
Details About AOCI Components[1]
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$(1.5)	$(1.0)	Cost of sales

	$(1.5)	$(1.0)	Total before taxes
	0.8	0.3	Tax (expense) or benefit

	$(0.7)	$(0.7)	Net of tax

Amortization of pension benefit plan items
Prior service costs [2]	$(0.1)	$(0.1)
Actuarial adjustments [2]	—	—
Actuarial (losses)/gains [2]	(0.4)	(0.3)

	(0.5)	(0.4)	Total before taxes
	0.1	0.1	Tax (expense) or benefit

	$(0.4)	$(0.3)	Net of tax

Total reclassifications for the period	$(1.1)	$(1.0)	Net of tax

1.	Amounts in parenthesis indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

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

(in millions of U.S. dollars)
2016	$37.8
2017	35.2
2018	21.0
2019	18.8
2020	15.0
Thereafter	65.0

Total	$192.8

Operating lease expenses were:

(in millions of U.S. dollars)
Year ended January 2, 2016	$48.3
Year ended January 3, 2015	24.8
Year ended December 28, 2013	21.4

Total	$94.5

Operating lease expenses are shown net of sublease income of $1.1 million for 2015. As of January 2, 2016, we had commitments for capital expenditures of approximately $7.0 million.

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

In June 2013, we completed the Calypso Soft Drinks Acquisition, which included deferred payments of approximately $2.3 million and $2.5 million paid on the first and second anniversaries of the closing date, respectively.

In March 2014, we had a favorable legal settlement in the amount of $3.5 million, of which $3.0 million was collected in April 2014 and $0.5 million was collected in December 2014.

In May 2014, we completed the Aimia Acquisition, which included deferred consideration of £19.9 million ($33.5 million), which was paid by us on September 15, 2014 and aggregate contingent consideration of up to £16.0 million ($23.6 million at exchange rates in effect on January 2, 2016), which is payable upon achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016.

We had $45.6 million in standby letters of credit outstanding as of January 2, 2016 ($6.9 million— January 3, 2015; $7.5 million—December 28, 2013).

We have future purchase obligations of $223.5 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.

Note 19—Preferred Shares

As a portion of the consideration in the DSS Acquisition, we issued to certain former security holders of DSS approximately $116.1 million of Convertible Preferred Shares and approximately $32.7 million of Non-Convertible Preferred Shares, which shares were redeemable at our option. As of June 11, 2015, all of the outstanding Preferred Shares were redeemed for an aggregate cash payment of $151.3 million, which included accrued and unpaid dividends of $2.5 million. The aggregate cash payment was funded primarily through an issuance of our common shares, which generated cash proceeds, net of related issuance expenses, broker commissions, and tax benefit of approximately $144.6 million. The difference in the U.S. dollar and Canadian dollar exchange rates at issuance of the Preferred Shares compared to those exchange rates in effect at redemption, resulted in an adjustment to retained earnings upon redemption of approximately $12.0 million.

The following table summarizes the activity in the Convertible Preferred Shares and Non-Convertible Preferred Shares accounts for the year ended January 2, 2016:

	Convertible Preferred Shares		Non-Convertible Preferred Shares
(in millions of U.S. dollars, except number of shares)	Shares Authorized/Outstanding (in thousands)	Amount	Shares Authorized/Outstanding (in thousands)	Amount
Balance at January 3, 2015	116.1	$116.1	32.7	$32.7
Cumulative preferred dividends	—	—	—	—
Redemption of preferred shares	(116.1)	(116.1)	(32.7)	(32.7)

Balance at January 2, 2016	—	$—	—	$—

Dividends

Holders of Convertible Preferred Shares were entitled to a quarterly fixed cumulative dividend in an amount equal to 9.0% per annum of the redemption value of each Convertible Preferred Share, and such dividend shall increase by 1.0% on each of the first through fifth anniversaries of issuance. Holders of Non-Convertible Preferred Shares were entitled to a quarterly fixed cumulative dividend in an amount equal to 10.0% per annum of the redemption value of each Non-Convertible Preferred Share, and such dividend shall increase by 1.0% on each of the first through fifth anniversaries of issuance. The following table summarizes the Preferred Shares dividend activity for the year ended January 2, 2016:

	Convertible Preferred	Non-Convertible Preferred
(in millions of U.S. dollars)	Shares	Shares
Cumulative dividends at January 3, 2015	$—	$—
Plus: accrued dividends	4.5	1.4
Less: dividends paid	(4.5)	(1.4)

Cumulative dividends at January 2, 2016	$—	$—

Voting Rights

The Preferred Shares had the right to approve certain actions by us, with each series of Preferred Shares voting separately as a series, as long as the Preferred Shares were outstanding. The Convertible Preferred Shares had the right to vote alongside our common shares with respect to certain matters beginning on June 13, 2016 and unrestricted rights to vote alongside our common shares beginning on December 13, 2017. The Non-Convertible Preferred Shares did not have the right to vote alongside our common shares.

Following redemption, the Preferred Shares were retired by the Company and were cancelled.

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

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings. We classify cash inflows and outflows related to derivative and hedging instruments with the appropriate cash flows section associated with the item being hedged.

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (see Note 21 to the Consolidated Financial Statements). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are over-the-counter instruments with liquid markets.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the years ended January 2, 2016 or January 3, 2015, respectively. Foreign exchange contracts typically have maturities of less than twelve months and commodity contracts typically have maturities of less than 27 months. All outstanding hedges as of January 2, 2016 are expected to settle in the next twelve months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $4.5 million and $22.5 million as of January 2, 2016 and January 3, 2015, respectively. Approximately $0.4 million and $0.7 million of unrealized net of tax gains related to the foreign currency cash flow hedges were included in AOCI as of January 2, 2016 and January 3, 2015, respectively. The hedge ineffectiveness for these cash flow hedging instruments during fiscal 2015, fiscal 2014 and fiscal 2013 was not material.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional value of derivatives that were designated and qualified for our commodity cash flow hedging program were $49.3 million and $55.4 million as of January 2, 2016 and January 3, 2015, respectively. Approximately $5.3 million and $0.7 million of unrealized net of tax losses related to the commodity swaps were included in AOCI as of January 2, 2016 and January 3, 2015, respectively. The cumulative hedge ineffectiveness for these hedging instruments was approximately $1.2 million in fiscal year 2014 and was recognized as an increase in cost of sales within the Consolidated Statements of Operations. The cumulative hedge ineffectiveness for fiscal years 2015 and 2013 was not material.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was $0.6 million and $1.2 million as of January 2, 2016 and January 3, 2015, respectively. The fair value of the Company’s derivative liabilities included in accrued liabilities was $8.0 million and $2.3 million as of January 2, 2016 and January 3, 2015, respectively. A reconciliation of the Company’s derivatives by contract type is shown below:

(in millions of U.S. dollars) Derivative Contract	Assets	Liabilities
Foreign currency hedge	$0.6	$—
Aluminum swaps	—	8.0

	$0.6	$8.0

Aluminum swaps subject to enforceable master netting arrangements are presented net in the reconciliation above. The fair value of the aluminum swap assets and liabilities which are shown on a net basis are reconciled in the table below:

	Assets	Liabilities
Aluminum swap assets	$—	$—
Aluminum swap liabilities	—	8.0

Net asset (liability)	$—	$8.0

The settlement of our derivative instruments resulted in a debit to cost of sales of $1.5 million for the year ended January 2, 2016, compared to a credit of $0.2 million for the year ended January 3, 2015.

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

Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value of the derivative assets as of January 2, 2016 and January 3, 2015 was $0.6 million and $1.2 million, respectively. The fair value of the derivative liabilities as of January 2, 2016 and January 3, 2015 was $8.0 million and $2.3 million, respectively.

Fair value of financial instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of January 2, 2016 and January 3, 2015 were as follows:

	January 2, 2016		January 3, 2015
	Carrying	Fair	Carrying	Fair
(in millions of U.S. dollars)	Value	Value	Value	Value
6.750% senior notes due in 2020 [1,3]	$613.0	$641.4	$610.8	$630.1
10.000% senior notes due in 2021 [1,2]	390.1	397.3	405.6	403.4
5.375% senior notes due in 2022 [1,3]	516.8	522.4	516.2	481.7

Total	$1,519.9	$1,561.1	$1,532.6	$1,515.2

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.
2.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.
3.	Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of January 2, 2016 and January 3, 2015 (see Note 15 to the Consolidated Financial Statements).

Fair value of contingent consideration

We estimated the fair value of the contingent consideration related to the Aimia Acquisition based on financial projections of the acquired business and estimated probabilities of achievement of certain EBITDA targets. The fair value was based on significant inputs not observable in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The acquisition date fair value of the contingent consideration was determined to be £10.6 million ($15.6 million at exchange rates in effect on January 2, 2016) using a present valued probability-weighted income approach. During the second quarter of 2015, we recorded a fair value adjustment of £0.4 million ($0.6 million at exchange rates in effect on July 4, 2015) to the contingent consideration based on review of the key assumptions used to calculate the fair value at the acquisition date. During the fourth quarter of 2015, we recorded a fair value adjustment of £0.1 million ($0.2 million at exchange rates in effect on January 2, 2016) to the contingent consideration based on review of the key assumptions used to calculate the fair value at the acquisition date. The changes in the fair value adjustment of the contingent consideration were recognized in other (income) expense, net in the Consolidated Statement of Operations for the year ended January 2, 2016. The maximum potential payout is £16.0 million ($23.6 million at exchange rates in effect on January 2, 2016) on an undiscounted basis.

Note 22—Quarterly Financial Information (unaudited)

	Year ended January 2, 2016
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[1]	Total
Revenue, net	$709.8	$779.8	$755.6	$698.8	$2,944.0
Cost of sales	508.5	539.2	523.1	477.7	2,048.5

Gross profit	201.3	240.6	232.5	221.1	895.5
SG&A expenses	188.5	190.2	196.2	193.7	768.6
Loss on disposal of property, plant and equipment	1.4	0.2	1.1	4.2	6.9
Restructuring	—	—	—	—	—
Asset impairments	—	—	—	—	—
Acquisition and integration expenses	4.7	4.1	6.6	5.2	20.6

Operating income	6.7	46.1	28.6	18.0	99.4

Net (loss) income attributed to Cott Corporation	$(6.0)	$2.2	$4.8	$(4.4)	$(3.4)

Per share data:
Net (loss) income per common share
Basic	$(0.06)	$0.02	$0.04	$(0.04)	$(0.03)

Diluted	$(0.06)	$0.02	$0.04	$(0.04)	$(0.03)

1.	During the fourth quarter of the fiscal year ended January 2, 2016, we decreased cost of sales, SG&A and income tax benefit by $4.8 million, $0.2 million and $1.9 million, respectively, as a result of a measurement period adjustment associated with the DSS Acquisition, of which $0.2 million of the total change in cost of sales and less than $0.1 million of the total change in SG&A expenses and income tax benefit, respectively, related to the prior year and with the remainder related to the nine months ended October 3, 2015 (see Note 2 to the Consolidated Financial Statements).

	Year ended January 3, 2015
	First	Second	Third	Fourth
(in millions of U.S. dollars, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue, net	$475.1	$549.2	$535.0	$543.5	$2,102.8
Cost of sales	418.9	470.2	465.5	471.7	1,826.3

Gross profit	56.2	79.0	69.5	71.8	276.5
SG&A expenses	46.9	50.7	49.9	66.2	213.7
Loss (gain) on disposal of property, plant & equipment	0.1	(0.1)	0.4	1.3	1.7
Restructuring	2.2	0.1	0.1	—	2.4
Asset impairments	1.6	0.3	(0.2)	—	1.7
Acquisition and integration expenses	1.1	1.8	0.5	37.9	41.3

Operating income (loss)	4.3	26.2	18.8	(33.6)	15.7

Net (loss) income attributed to Cott Corporation	$(4.1)	$(5.9)	$1.3	$18.7	$10.0

Per share data:
Net (loss) income per common share
Basic	$(0.04)	$(0.06)	$0.01	$0.20	$0.11

Diluted	$(0.04)	$(0.06)	$0.01	$0.19	$0.10

Note 23—Guarantor Subsidiaries

Guarantor Subsidiaries of DSS Notes

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

Condensed Consolidating Statement of Operations

For the year ended January 2, 2016

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$147.7	$1,021.1	$1,702.6	$131.6	$(59.0)	$2,944.0
Cost of sales	124.6	402.8	1,474.7	105.4	(59.0)	2,048.5

Gross profit	23.1	618.3	227.9	26.2	—	895.5
Selling, general and administrative expenses	23.3	557.3	175.7	12.3	—	768.6
Loss on disposal of property, plant & equipment	0.1	5.3	1.5	—	—	6.9
Acquisition and integration expenses	—	16.7	3.9	—	—	20.6

Operating (loss) income	(0.3)	39.0	46.8	13.9	—	99.4
Other (income) expense, net	(8.6)	(1.2)	0.2	0.1	—	(9.5)
Intercompany interest (income) expense, net	(4.9)	43.5	(38.6)	—	—	—
Interest expense, net	0.2	30.1	80.7	—	—	111.0

Income (loss) before income tax expense (benefit) and equity income	13.0	(33.4)	4.5	13.8	—	(2.1)
Income tax expense (benefit)	1.6	(8.1)	(16.3)	0.1	—	(22.7)
Equity income	3.1	—	5.8	—	(8.9)	—

Net income (loss)	$14.5	$(25.3)	$26.6	$13.7	$(8.9)	$20.6
Less: Net income attributable to non-controlling interests	—	—	—	6.1	—	6.1
Less: Accumulated dividends on convertible shares	4.5	—	—	—	—	4.5
Less: Accumulated dividends on non-convertible shares	1.4	—	—	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—	12.0
Net (loss) income attributed to Cott Corporation	$(3.4)	$(25.3)	$26.6	$7.6	$(8.9)	$(3.4)

Comprehensive (loss) income attributed to Cott Corporation	$(29.3)	$(25.6)	$45.6	$11.4	$(31.4)	$(29.3)

Condensed Consolidating Statement of Operations

For the year ended January 3, 2015

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$166.3	$28.7	$1,819.0	$137.9	$(49.1)	$2,102.8
Cost of sales	144.8	15.9	1,600.1	114.6	(49.1)	1,826.3

Gross profit	21.5	12.8	218.9	23.3	—	276.5
Selling, general and administrative expenses	23.1	14.5	164.1	12.0	—	213.7
Loss on disposal of property, plant & equipment	0.2	0.1	1.3	0.1	—	1.7
Restructuring	2.1	—	0.3	—	—	2.4
Asset impairments	0.9	—	0.8	—	—	1.7
Acquisition and integration expenses	—	—	41.3	—	—	41.3

Operating (loss) income	(4.8)	(1.8)	11.1	11.2	—	15.7
Other (income) expense, net	(10.9)	(0.1)	31.9	0.1	—	21.0
Intercompany interest (income) expense, net	(0.7)	2.6	(1.9)	—	—	—
Interest expense, net	0.2	1.0	38.4	0.1	—	39.7

Income (loss) before income tax expense (benefit) and equity income	6.6	(5.3)	(57.3)	11.0	—	(45.0)
Income tax expense (benefit)	0.3	(2.5)	(59.8)	0.6	—	(61.4)
Equity income	4.5	—	6.1	—	(10.6)	—

Net income (loss)	$10.8	$(2.8)	$8.6	$10.4	$(10.6)	$16.4
Less: Net income attributable to non-controlling interests	—	—	—	5.6	—	5.6
Less: Accumulated dividends on convertible shares	0.6	—	—	—	—	0.6
Less: Accumulated dividends on non-convertible shares	0.2	—	—	—	—	0.2
Net income (loss) attributed to Cott Corporation	$10.0	$(2.8)	$8.6	$4.8	$(10.6)	$10.0

Comprehensive (loss) income attributed to Cott Corporation	$(23.4)	$(26.7)	$10.6	$8.5	$7.6	$(23.4)

Condensed Consolidating Statement of Operations

For the year ended December 28, 2013

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$170.9	$—	$1,802.7	$147.0	$(26.6)	$2,094.0
Cost of sales	149.0	—	1,567.1	129.1	(26.6)	1,818.6

Gross profit	21.9	—	235.6	17.9	—	275.4
Selling, general and administrative expenses	28.9	—	142.3	9.1	—	180.3
Loss on disposal of property, plant & equipment	0.1	—	1.6	0.1	—	1.8
Restructuring	0.5	—	1.2	0.3	—	2.0
Acquisition and integration expenses	—	—	3.1	—	—	3.1

Operating (loss) income	(7.6)	—	87.4	8.4	—	88.2
Other expense, net	0.4	—	12.4	—	—	12.8
Interest expense, net	—	—	51.5	0.1	—	51.6

(Loss) income before income tax (benefit) expense and equity income	(8.0)	—	23.5	8.3	—	23.8
Income tax (benefit) expense	(0.8)	—	2.2	0.4	—	1.8
Equity income	24.2	—	3.0	—	(27.2)	—

Net income	$17.0	$—	$24.3	$7.9	$(27.2)	$22.0
Less: Net income attributable to non-controlling interests	—	—	—	5.0	—	5.0

Net income attributed to Cott Corporation	$17.0	$—	$24.3	$2.9	$(27.2)	$17.0

Comprehensive income attributed to Cott Corporation	$12.6	$—	$19.0	$5.2	$(24.2)	$12.6

Consolidating Balance Sheet

As of January 2, 2016

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$20.8	$12.8	$38.4	$5.1	$—	$77.1
Accounts receivable, net of allowance	18.3	122.6	184.6	13.0	(45.2)	293.3
Income taxes recoverable	—	0.5	0.9	0.2	—	1.6
Inventories	13.0	31.4	199.4	5.6	—	249.4
Prepaid expenses and other assets	2.2	4.8	10.0	0.2	—	17.2

Total current assets	54.3	172.1	433.3	24.1	(45.2)	638.6
Property, plant & equipment, net	29.7	372.6	360.8	6.7	—	769.8
Goodwill	19.8	579.1	160.7	—	—	759.6
Intangibles and other assets, net	0.8	402.5	305.6	2.8	—	711.7
Deferred tax assets	7.4	—	38.2	0.2	(38.2)	7.6
Due from affiliates	400.1	—	544.3	—	(944.4)	—
Investments in subsidiaries	176.3	—	400.0	—	(576.3)	—

Total assets	$688.4	$1,526.3	$2,242.9	$33.8	$(1,604.1)	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$122.0	$—	$—	$122.0
Current maturities of long-term debt	—	—	3.0	0.4	—	3.4
Accounts payable and accrued liabilities	47.6	131.8	295.1	8.3	(45.2)	437.6

Total current liabilities	47.6	131.8	420.1	8.7	(45.2)	563.0
Long-term debt	—	390.1	1,135.3	—	—	1,525.4
Deferred tax liabilities	—	97.7	17.0	—	(38.2)	76.5
Other long-term liabilities	0.5	36.2	38.7	1.1	—	76.5
Due to affiliates	1.0	543.3	371.9	28.2	(944.4)	—

Total liabilities	49.1	1,199.1	1,983.0	38.0	(1,027.8)	2,241.4
Equity
Common shares, no par	534.7	355.5	683.1	38.6	(1,077.2)	534.7
Additional paid-in-capital	51.2	—	—	—	—	51.2
Retained earnings (deficit)	129.6	(28.1)	(437.5)	(58.4)	524.0	129.6
Accumulated other comprehensive (loss) income	(76.2)	(0.2)	14.3	9.0	(23.1)	(76.2)

Total Cott Corporation equity	639.3	327.2	259.9	(10.8)	(576.3)	639.3
Non-controlling interests	—	—	—	6.6	—	6.6

Total equity	639.3	327.2	259.9	(4.2)	(576.3)	645.9

Total liabilities and equity	$688.4	$1,526.3	$2,242.9	$33.8	$(1,604.1)	$2,887.3

Consolidating Balance Sheet

As of January 3, 2015

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$6.2	$34.4	$38.2	$7.4	$—	$86.2
Accounts receivable, net of allowance	16.2	105.4	358.8	12.2	(186.9)	305.7
Income taxes recoverable	—	0.6	0.6	0.4	—	1.6
Inventories	12.4	34.2	210.3	5.5	—	262.4
Prepaid expenses and other assets	2.3	5.1	39.8	0.4	—	47.6

Total current assets	37.1	179.7	647.7	25.9	(186.9)	703.5
Property, plant & equipment, net	38.2	415.5	403.0	7.8	—	864.5
Goodwill	23.4	556.9	163.3	—	—	743.6
Intangibles and other assets, net	0.7	415.6	335.0	6.7	—	758.0
Deferred tax assets	3.4	—	36.1	—	(36.1)	3.4
Other tax receivable	0.1	—	0.1	—	—	0.2
Due from affiliates	183.8	—	403.0	0.1	(586.9)	—
Investments in subsidiaries	436.3	—	973.1	—	(1,409.4)	—

Total assets	$723.0	$1,567.7	$2,961.3	$40.5	$(2,219.3)	$3,073.2

LIABILITIES, PREFERRED
SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$229.0	$—	$—	$229.0
Current maturities of long-term debt	0.1	—	3.0	0.9	—	4.0
Accounts payable and accrued liabilities	30.4	106.8	461.6	8.1	(186.9)	420.0

Total current liabilities	30.5	106.8	693.6	9.0	(186.9)	653.0
Long-term debt	—	405.6	1,135.1	0.6	—	1,541.3
Deferred tax liabilities	—	124.1	21.4	—	(36.1)	109.4
Other long-term liabilities	0.4	29.6	40.5	1.3	—	71.8
Due to affiliates	1.3	548.8	3.9	32.9	(586.9)	—

Total liabilities	32.2	1,214.9	1,894.5	43.8	(809.9)	2,375.5
Convertible preferred shares	116.1	—	—	—	—	116.1
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Common shares, no par	388.3	355.5	1,766.0	39.7	(2,161.2)	388.3
Additional paid-in-capital	46.6	—	—	—	—	46.6
Retained earnings (deficit)	158.1	(2.8)	(694.5)	(55.1)	752.4	158.1
Accumulated other comprehensive (loss) income	(51.0)	0.1	(4.7)	5.2	(0.6)	(51.0)

Total Cott Corporation equity	542.0	352.8	1,066.8	(10.2)	(1,409.4)	542.0
Non-controlling interests	—	—	—	6.9	—	6.9

Total equity	542.0	352.8	1,066.8	(3.3)	(1,409.4)	548.9

Total liabilities, preferred shares and equity	$723.0	$1,567.7	$2,961.3	$40.5	$(2,219.3)	$3,073.2

Condensed Consolidating Statement of Cash Flows

For the year ended January 2, 2016

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities	56.2	58.4	152.9	17.3	(30.2)	254.6

Investing Activities
Acquisition, net of cash received	—	(24.0)	—	—	—	(24.0)
Additions to property, plant & equipment	(2.0)	(67.2)	(40.3)	(1.3)	—	(110.8)
Additions to intangibles and other assets	—	(3.1)	(1.5)	—	—	(4.6)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	14.3	26.6	—	—	40.9
Other investing activities	—	—	(1.2)	—	—	(1.2)

Net cash used in investing activities	(2.0)	(80.0)	(16.4)	(1.3)	—	(99.7)

Financing Activities
Payments of long-term debt	(0.1)	—	(2.9)	(0.7)		(3.7)
Borrowings under ABL	—	—	994.5	—		994.5
Payments under ABL	—	—	(1,101.8)	—		(1,101.8)
Distributions to non-controlling interests	—	—	—	(8.5)		(8.5)
Issuance of common shares	143.1	—	—	—		143.1
Financing fees	—	—	(0.6)	—		(0.6)
Preferred shares repurchased and cancelled	(148.8)	—	—	—		(148.8)
Common shares repurchased and cancelled	(0.8)	—	—	—		(0.8)
Dividends to common and preferred shareholders	(31.0)	—	—	—		(31.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—		(2.5)
Intercompany dividends	—	—	(21.4)	(8.8)	30.2	—

Net cash used in financing activities	(37.6)	—	(134.7)	(18.0)	30.2	(160.1)
Effect of exchange rate changes on cash	(2.0)	—	(1.6)	(0.3)		(3.9)

Net increase (decrease) in cash & cash equivalents	14.6	(21.6)	0.2	(2.3)	—	(9.1)

Cash & cash equivalents, beginning of period	6.2	34.4	38.2	7.4	—	86.2

Cash & cash equivalents, end of period	$20.8	$12.8	$38.4	$5.1	$—	$77.1

Condensed Consolidating Statement of Cash Flows

For the year ended January 3, 2015

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities	42.0	9.2	56.6	12.7	(63.8)	56.7

Investing Activities
Acquisition, net of cash received	—	—	(798.5)	—	—	(798.5)
Additions to property, plant & equipment	(1.9)	(3.6)	(40.4)	(0.8)	—	(46.7)
Additions to intangibles and other assets	—	—	(6.9)	—	—	(6.9)
Proceeds from sale of property, plant & equipment	—	—	1.8	—	—	1.8

Net cash used in investing activities	(1.9)	(3.6)	(844.0)	(0.8)	—	(850.3)

Financing Activities
Payments of long-term debt	(0.1)	—	(392.4)	(1.1)	—	(393.6)
Issue of long-term debt	—	—	1,150.0	—	—	1,150.0
Borrowings under ABL	—	—	959.0	—	—	959.0
Payments under ABL	—	—	(779.6)	—	—	(779.6)
Distributions to non-controlling interests	—	—	—	(8.5)	—	(8.5)
Financing fees	—	—	(24.0)	—	—	(24.0)
Common shares repurchased and cancelled	(12.1)	—	—	—	—	(12.1)
Dividends to common shareholders	(22.8)	—	—	—	—	(22.8)
Payment of deferred consideration for acquisitions	—	—	(32.4)	—	—	(32.4)
Intercompany financing transactions	—	28.8	(28.8)	—	—	—
Other financing activities	—	—	(0.3)	—	—	(0.3)
Intercompany dividends	—	—	(63.8)	—	63.8	—

Net cash (used in) provided by financing activities	(35.0)	28.8	787.7	(9.6)	63.8	835.7
Effect of exchange rate changes on cash	(0.4)	—	(2.3)	(0.4)	—	(3.1)

Net increase (decrease) in cash & cash equivalents	4.7	34.4	(2.0)	1.9	—	39.0

Cash & cash equivalents, beginning of period	1.5	—	40.2	5.5	—	47.2

Cash & cash equivalents, end of period	$6.2	$34.4	$38.2	$7.4	$—	$86.2

Condensed Consolidating Statement of Cash Flows

For the year ended December 28, 2013

(in millions of U.S. dollars)

			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by operating activities	5.5	—	168.2	15.2	(34.0)	154.9

Investing Activities
Acquisition, net of cash received	—	—	(11.2)	—	—	(11.2)
Additions to property, plant & equipment	(6.8)	—	(47.2)	(1.3)	—	(55.3)
Additions to intangibles and other assets	—	—	(5.9)	—	—	(5.9)
Proceeds from sale of property, plant & equipment	—	—	—	0.2	—	0.2
Proceeds from insurance recoveries	—	—	0.6	—	—	0.6

Net cash used in investing activities	(6.8)	—	(63.7)	(1.1)	—	(71.6)

Financing Activities
Payments of long-term debt	(0.1)	—	(219.9)	(0.8)	—	(220.8)
Borrowings under ABL	—	—	131.9	—	—	131.9
Payments under ABL	—	—	(82.1)	—	—	(82.1)
Distributions to non-controlling interests	—	—	—	(6.6)	—	(6.6)
Financing fees	(0.1)	—	(0.7)	—	—	(0.8)
Common shares repurchased and cancelled	(13.0)	—	—	—	—	(13.0)
Dividends to common shareholders	(21.9)	—	—	—	—	(21.9)
Intercompany dividends	—	—	(27.1)	(6.9)	34.0	—

Net cash used in financing activities	(35.1)	—	(197.9)	(14.3)	34.0	(213.3)
Effect of exchange rate changes on cash	(1.9)	—	(0.3)	—	—	(2.2)

Net decrease in cash &cash equivalents	(38.3)	—	(93.7)	(0.2)	—	(132.2)

Cash & cash equivalents, beginning of period	39.8	—	133.9	5.7	—	179.4

Cash & cash equivalents, end of period	$1.5	$—	$40.2	$5.5	$—	$47.2

Guarantor Subsidiaries of 2020 Notes and 2022 Notes

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

Condensed Consolidating Statement of Operations

For the year ended January 2, 2016

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$147.7	$715.0	$2,008.7	$131.6	$(59.0)	$2,944.0
Cost of sales	124.6	611.5	1,266.0	105.4	(59.0)	2,048.5

Gross profit	23.1	103.5	742.7	26.2	—	895.5
Selling, general and administrative expenses	23.3	91.6	641.4	12.3	—	768.6
Loss on disposal of property, plant & equipment	0.1	0.5	6.3	—	—	6.9
Acquisition and integration expenses	—	3.2	17.4	—	—	20.6

Operating (loss) income	(0.3)	8.2	77.6	13.9	—	99.4
Other (income) expense, net	(8.6)	—	(1.0)	0.1	—	(9.5)
Intercompany interest (income) expense, net	(4.9)	(51.2)	56.1	—	—	—
Interest expense, net	0.2	80.1	30.7	—	—	111.0

Income (loss) before income tax expense (benefit) and equity income (loss)	13.0	(20.7)	(8.2)	13.8	—	(2.1)
Income tax expense (benefit)	1.6	(14.8)	(9.6)	0.1	—	(22.7)
Equity income (loss)	3.1	6.1	(0.3)	—	(8.9)	—

Net income	$14.5	$0.2	$1.1	$13.7	$(8.9)	$20.6
Less: Net income attributable to non-controlling interests	—	—	—	6.1	—	6.1
Less: Accumulated dividends on convertible shares	4.5	—	—	—	—	4.5
Less: Accumulated dividends on non-convertible shares	1.4	—	—	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—	12.0

Net (loss) income attributed to Cott Corporation	$(3.4)	$0.2	$1.1	$7.6	$(8.9)	$(3.4)

Comprehensive (loss) income attributed to Cott Corporation	$(29.3)	$(7.9)	$27.9	$11.4	$(31.4)	$(29.3)

Condensed Consolidating Statement of Operations

For the year ended January 3, 2015

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$166.3	$745.1	$1,102.6	$137.9	$(49.1)	$2,102.8
Cost of sales	144.8	643.2	972.8	114.6	(49.1)	1,826.3

Gross profit	21.5	101.9	129.8	23.3	—	276.5
Selling, general and administrative expenses	23.1	85.9	92.7	12.0	—	213.7
Loss on disposal of property, plant & equipment	0.2	0.1	1.3	0.1	—	1.7
Restructuring	2.1	0.3	—	—	—	2.4
Asset impairments	0.9	0.8	—	—	—	1.7
Acquisition and integration expenses	—	38.8	2.5	—	—	41.3

Operating (loss) income	(4.8)	(24.0)	33.3	11.2	—	15.7
Other (income) expense, net	(10.9)	21.8	10.0	0.1	—	21.0
Intercompany interest (income) expense, net	(0.7)	(18.4)	19.1	—	—	—
Interest expense, net	0.2	37.2	2.2	0.1	—	39.7

Income (loss) before income tax expense (benefit) and equity income	6.6	(64.6)	2.0	11.0	—	(45.0)
Income tax expense (benefit)	0.3	(59.6)	(2.7)	0.6	—	(61.4)
Equity income	4.5	6.1	—	—	(10.6)	—

Net income	$10.8	$1.1	$4.7	$10.4	$(10.6)	$16.4
Less: Net income attributable to non-controlling interests	—	—	—	5.6	—	5.6
Less: Accumulated dividends on convertible shares	0.6	—	—	—	—	0.6
Less: Accumulated dividends on non-convertible shares	0.2	—	—	—	—	0.2

Net income attributed to Cott Corporation	$10.0	$1.1	$4.7	$4.8	$(10.6)	$10.0

Comprehensive (loss) income attributed to Cott Corporation	$(23.4)	$(31.5)	$15.4	$8.5	$7.6	$(23.4)

Condensed Consolidating Statement of Operations

For the year ended December 28, 2013

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$170.9	$780.4	$1,022.3	$147.0	$(26.6)	$2,094.0
Cost of sales	149.0	668.5	898.6	129.1	(26.6)	1,818.6

Gross profit	21.9	111.9	123.7	17.9	—	275.4
Selling, general and administrative expenses	28.9	74.1	68.2	9.1	—	180.3
Loss on disposal of property, plant & equipment	0.1	1.1	0.5	0.1	—	1.8
Restructuring	0.5	0.5	0.7	0.3	—	2.0
Acquisition and integration expenses	—	1.2	1.9	—	—	3.1

Operating (loss) income	(7.6)	35.0	52.4	8.4	—	88.2
Other expense (income), net	0.4	12.5	(0.1)	—	—	12.8
Intercompany interest (income) expense, net	—	(12.0)	12.0	—	—	—
Interest expense, net	—	50.8	0.7	0.1	—	51.6

(Loss) income before income tax (benefit) expense and equity income (loss)	(8.0)	(16.3)	39.8	8.3	—	23.8
Income tax (benefit) expense	(0.8)	4.6	(2.4)	0.4	—	1.8
Equity income (loss)	24.2	5.2	(7.3)	—	(22.1)	—

Net income (loss)	$17.0	$(15.7)	$34.9	$7.9	$(22.1)	$22.0
Less: Net income attributable to non-controlling interests	—	—	—	5.0	—	5.0

Net income (loss) attributed to Cott Corporation	$17.0	$(15.7)	$34.9	$2.9	$(22.1)	$17.0

Comprehensive income (loss) attributed to Cott Corporation	$12.6	$(4.9)	$29.6	$5.2	$(29.9)	$12.6

Consolidating Balance Sheet

As of January 2, 2016

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$20.8	$1.0	$50.2	$5.1	$—	$77.1
Accounts receivable, net of allowance	18.3	63.3	361.8	13.0	(163.1)	293.3
Income taxes recoverable	—	0.6	0.8	0.2	—	1.6
Inventories	13.0	76.7	154.1	5.6	—	249.4
Prepaid expenses and other assets	2.2	4.6	10.2	0.2	—	17.2

Total current assets	54.3	146.2	577.1	24.1	(163.1)	638.6
Property, plant & equipment, net	29.7	163.3	570.1	6.7	—	769.8
Goodwill	19.8	4.5	735.3	—	—	759.6
Intangibles and other assets, net	0.8	79.2	628.9	2.8	—	711.7
Deferred tax assets	7.4	38.2	—	0.2	(38.2)	7.6
Due from affiliates	400.1	587.5	2.6	—	(990.2)	—
Investments in subsidiaries	176.3	847.3	702.5	—	(1,726.1)	—

Total assets	$688.4	$1,866.2	$3,216.5	$33.8	$(2,917.6)	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$122.0	$—	$—	$—	$122.0
Current maturities of long-term debt	—	2.6	0.4	0.4	—	3.4
Accounts payable and accrued liabilities	47.6	234.6	310.2	8.3	(163.1)	437.6

Total current liabilities	47.6	359.2	310.6	8.7	(163.1)	563.0
Long-term debt	—	1,134.1	391.3	—	—	1,525.4
Deferred tax liabilities	—	—	114.7	—	(38.2)	76.5
Other long-term liabilities	0.5	20.0	54.9	1.1	—	76.5
Due to affiliates	1.0	1.6	959.4	28.2	(990.2)	—

Total liabilities	49.1	1,514.9	1,830.9	38.0	(1,191.5)	2,241.4
Equity
Common shares, no par	534.7	701.5	1,486.9	38.6	(2,227.0)	534.7
Additional paid-in-capital	51.2	—	—	—	—	51.2
Retained earnings (deficit)	129.6	(333.5)	(132.1)	(58.4)	524.0	129.6
Accumulated other comprehensive (loss) income	(76.2)	(16.7)	30.8	9.0	(23.1)	(76.2)

Total Cott Corporation equity	639.3	351.3	1,385.6	(10.8)	(1,726.1)	639.3
Non-controlling interests	—	—	—	6.6	—	6.6

Total equity	639.3	351.3	1,385.6	(4.2)	(1,726.1)	645.9

Total liabilities and equity	$688.4	$1,866.2	$3,216.5	$33.8	$(2,917.6)	$2,887.3

Consolidating Balance Sheet

As of January 3, 2015

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$6.2	$8.6	$64.0	$7.4	$—	$86.2
Accounts receivable, net of allowance	16.2	130.4	333.8	12.2	(186.9)	305.7
Income taxes recoverable	—	0.6	0.6	0.4	—	1.6
Inventories	12.4	72.5	172.0	5.5	—	262.4
Prepaid expenses and other assets	2.3	33.9	11.0	0.4	—	47.6

Total current assets	37.1	246.0	581.4	25.9	(186.9)	703.5
Property, plant & equipment, net	38.2	178.4	640.1	7.8	—	864.5
Goodwill	23.4	4.5	715.7	—	—	743.6
Intangibles and other assets, net	0.7	81.6	669.0	6.7	—	758.0
Deferred tax assets	3.4	36.1	—	—	(36.1)	3.4
Other tax receivable	0.1	0.1	—	—	—	0.2
Due from affiliates	183.8	564.5	3.0	0.1	(751.4)	—
Investments in subsidiaries	436.3	623.5	349.6	—	(1,409.4)	—

Total assets	$723.0	$1,734.7	$2,958.8	$40.5	$(2,383.8)	$3,073.2

LIABILITIES, PREFERRED SHARES AND EQUITY
Current liabilities
Short-term borrowings	$—	$229.0	$—	$—	$—	$229.0
Current maturities of long-term debt	0.1	2.5	0.5	0.9	—	4.0
Accounts payable and accrued liabilities	30.4	212.4	356.0	8.1	(186.9)	420.0

Total current liabilities	30.5	443.9	356.5	9.0	(186.9)	653.0
Long-term debt	—	1,133.4	407.3	0.6	—	1,541.3
Deferred tax liabilities	—	—	145.5	—	(36.1)	109.4
Other long-term liabilities	0.4	5.8	64.3	1.3	—	71.8
Due to affiliates	1.3	1.7	715.5	32.9	(751.4)	—

Total liabilities	32.2	1,584.8	1,689.1	43.8	(974.4)	2,375.5
Convertible preferred shares	116.1	—	—	—	—	116.1
Non-convertible preferred shares	32.7	—	—	—	—	32.7
Equity
Common shares, no par	388.3	525.7	1,595.8	39.7	(2,161.2)	388.3
Additional paid-in-capital	46.6	—	—	—	—	46.6
Retained earnings (deficit)	158.1	(367.2)	(330.1)	(55.1)	752.4	158.1
Accumulated other comprehensive (loss) income	(51.0)	(8.6)	4.0	5.2	(0.6)	(51.0)

Total Cott Corporation equity	542.0	149.9	1,269.7	(10.2)	(1,409.4)	542.0
Non-controlling interests	—	—	—	6.9	—	6.9

Total equity	542.0	149.9	1,269.7	(3.3)	(1,409.4)	548.9

Total liabilities, preferred shares and equity	$723.0	$1,734.7	$2,958.8	$40.5	$(2,383.8)	$3,073.2

Condensed Consolidating Statement of Cash Flows

For the year ended January 2, 2016

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by operating activities	56.2	127.4	106.5	17.3	(52.8)	254.6

Investing Activities
Acquisition, net of cash received	—	—	(24.0)	—	—	(24.0)
Additions to property, plant & equipment	(2.0)	(22.3)	(85.2)	(1.3)	—	(110.8)
Additions to intangibles and other assets	—	(1.5)	(3.1)	—	—	(4.6)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	16.0	24.9	—	—	40.9
Other investing activities	—	—	(1.2)	—	—	(1.2)

Net cash used in investing activities	(2.0)	(7.8)	(88.6)	(1.3)	—	(99.7)

Financing Activities
Payments of long-term debt	(0.1)	(2.6)	(0.3)	(0.7)	—	(3.7)
Borrowings under ABL	—	950.2	44.3	—	—	994.5
Payments under ABL	—	(1,057.3)	(44.5)	—	—	(1,101.8)
Distributions to non-controlling interests	—	—	—	(8.5)	—	(8.5)
Issuance of common shares	143.1	—	—	—	—	143.1
Financing fees	—	(0.6)	—	—	—	(0.6)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Common shares repurchased and cancelled	(0.8)	—	—	—	—	(0.8)
Dividends to common and preferred shareholders	(31.0)	—	—	—	—	(31.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	(16.9)	(27.1)	(8.8)	52.8	—

Net cash used in financing activities	(37.6)	(127.2)	(30.1)	(18.0)	52.8	(160.1)
Effect of exchange rate changes on cash	(2.0)	—	(1.6)	(0.3)	—	(3.9)

Net increase (decrease) in cash & cash equivalents	14.6	(7.6)	(13.8)	(2.3)	—	(9.1)

Cash & cash equivalents, beginning of period	6.2	8.6	64.0	7.4	—	86.2

Cash & cash equivalents, end of period	$20.8	$1.0	$50.2	$5.1	$—	$77.1

Condensed Consolidating Statement of Cash Flows

For the year ended January 3, 2015

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	42.0	(29.2)	112.9	21.5	(90.5)	56.7

Investing Activities
Acquisition, net of cash received	—	(798.5)	—	—	—	(798.5)
Additions to property, plant & equipment	(1.9)	(27.1)	(16.9)	(0.8)	—	(46.7)
Additions to intangibles and other assets	—	(6.9)	—	—	—	(6.9)
Proceeds from sale of property, plant & equipment	—	1.7	—	0.1	—	1.8

Net cash used in investing activities	(1.9)	(830.8)	(16.9)	(0.7)	—	(850.3)

Financing Activities
Payments of long-term debt	(0.1)	(392.0)	(0.4)	(1.1)	—	(393.6)
Issue of long-term debt	—	1,150.0	—	—	—	1,150.0
Borrowings under ABL	—	959.0	—	—	—	959.0
Payments under ABL	—	(746.2)	(33.4)	—	—	(779.6)
Distributions to non-controlling interests	—	—	—	(8.5)	—	(8.5)
Financing fees	—	(24.0)	—	—	—	(24.0)
Common shares repurchased and cancelled	(12.1)	—	—	—	—	(12.1)
Dividends to common and preferred shareholders	(22.8)	—	—	—	—	(22.8)
Payment of deferred consideration for acquisitions	—	(32.4)	—	—	—	(32.4)
Intercompany financing transactions	—	(28.8)	28.8	—	—	—
Other financing activities	—	(0.3)	—	—	—	(0.3)
Intercompany dividends	—	(17.8)	(63.8)	(8.9)	90.5	—

Net cash (used in) provided by financing activities	(35.0)	867.5	(68.8)	(18.5)	90.5	835.7
Effect of exchange rate changes on cash	(0.4)	—	(2.3)	(0.4)	—	(3.1)

Net increase in cash & cash equivalents	4.7	7.5	24.9	1.9	—	39.0

Cash & cash equivalents, beginning of period	1.5	1.1	39.1	5.5	—	47.2

Cash & cash equivalents, end of period	$6.2	$8.6	$64.0	$7.4	$—	$86.2

Condensed Consolidating Statement of Cash Flows

For the year ended December 28, 2013

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	5.5	194.0	(25.8)	15.2	(34.0)	154.9

Investing Activities
Acquisition, net of cash received	—	(4.7)	(6.5)	—	—	(11.2)
Additions to property, plant & equipment	(6.8)	(34.8)	(12.4)	(1.3)	—	(55.3)
Additions to intangibles and other assets	—	(5.9)	—	—	—	(5.9)
Proceeds from sale of property, plant & equipment	—	—	—	0.2	—	0.2
Proceeds from insurance recoveries	—	0.6	—	—	—	0.6

Net cash used in investing activities	(6.8)	(44.8)	(18.9)	(1.1)	—	(71.6)

Financing Activities
Payments of long-term debt	(0.1)	(201.1)	(18.8)	(0.8)	—	(220.8)
Borrowings under ABL	—	89.0	42.9	—	—	131.9
Payments under ABL	—	(72.9)	(9.2)	—	—	(82.1)
Distributions to non-controlling interests	—	—	—	(6.6)	—	(6.6)
Financing fees	(0.1)	(0.6)	(0.1)	—	—	(0.8)
Common shares repurchased and cancelled	(13.0)	—	—	—	—	(13.0)
Dividends to common shareholders	(21.9)	—	—	—	—	(21.9)
Intercompany dividends	—	—	(27.1)	(6.9)	34.0	—

Net cash used in financing activities	(35.1)	(185.6)	(12.3)	(14.3)	34.0	(213.3)
Effect of exchange rate changes on cash	(1.9)	—	(0.3)	—	—	(2.2)

Net decrease in cash & cash equivalents	(38.3)	(36.4)	(57.3)	(0.2)	—	(132.2)

Cash & cash equivalents, beginning of period	39.8	37.5	96.4	5.7	—	179.4

Cash & cash equivalents, end of period	$1.5	$1.1	$39.1	$5.5	$—	$47.2

Note 24—Subsequent Event

On January 4, 2016, we acquired AquaTerra Corporation (“AquaTerra”), a Canadian direct-to-consumer home and office water delivery business, for approximately C$62 million (approximately $45 million on the closing date). The acquisition was funded using cash on hand as well as borrowings under our ABL facility. This acquisition supports our strategy to become a more diversified beverage provider across multiple channels and geographies, as well as our continuing consolidation of the higher margin HOD bottled water and OCS categories. Due to the limited time since the AquaTerra acquisition closing date, the Company is unable to provide actual amounts recognized related to the AquaTerra assets acquired and liabilities assumed as the accounting for the purchase price allocation has not yet been completed. As a result, certain required disclosures relative to the AquaTerra acquisition, including those related to any goodwill or bargain purchase amounts to be recognized, have not been made. AquaTerra will become a part of our DSS reporting segment.

On February 17, 2016, the Board of Directors declared a dividend of $0.06 per common share, payable in cash on March 24, 2016 to shareowners of record at the close of business on March 9, 2016.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year ended January 2, 2016
	Balance at		Charged to	Charged to		Balance at
	Beginning	Reduction	Costs and	Other		End of
Description	of Year	in Sales	Expenses	Accounts	Deductions[1]	Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(6.5)	$0.1	$(66.2)	$12.4	$51.0	$(9.2)
Inventories	(18.2)	—	2.0	0.2	1.1	(14.9)
Deferred income tax assets	(15.8)	—	0.4	—	—	(15.4)

	$(40.5)	$0.1	$(63.8)	$12.6	$52.1	$(39.5)

(in millions of U.S. dollars)	Year ended January 3, 2015
	Balance at		Charged to	Charged to		Balance at
	Beginning	Reduction	Costs and	Other		End of
Description	of Year	in Sales	Expenses	Accounts	Deductions[1]	Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.8)	$(0.5)	$(0.8)	$0.2	$0.4	$(6.5)
Inventories	(12.0)	—	(6.3)	0.2	(0.1)	(18.2)
Deferred income tax assets	(45.2)	—	29.4	—	—	(15.8)

	$(63.0)	$(0.5)	$22.3	$0.4	$0.3	$(40.5)

(in millions of U.S. dollars)	Year ended December 28, 2013
	Balance at		Charged to	Charged to		Balance at
	Beginning	Reduction	Costs and	Other		End of
Description	of Year	in Sales	Expenses	Accounts	Deductions[1]	Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(6.7)	$—	$0.9	$—	$—	$(5.8)
Inventories	(10.5)	—	(2.0)	0.5	—	(12.0)
Deferred income tax assets	(27.5)	—	(17.8)	0.1	—	(45.2)

	$(44.7)	$—	$(18.9)	$0.6	$—	$(63.0)

1.	Deductions primarily represent uncollectible accounts written off.

Cott Corporation

Exhibit Index

Number	Description

2.1	Share Purchase Agreement, dated as of May 30, 2014, by and among Robert Unsworth and the shareholders of Aimia Foods Holdings Limited identified therein, Cott Ventures Limited, Cott Corporation, and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 2, 2014).

2.2	Agreement and Plan of Merger, dated as of November 6, 2014, by and among DSS Group, Inc., Cott Corporation, Delivery Acquisition, Inc., and Crestview DSW Investors, L.P., as the Sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K filed November 7, 2014).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007) (file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Indenture, dated as of June 24, 2014, governing the 5.375% Senior Notes due 2022, by and among the Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2014).

4.2	Form of 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed June 25, 2014).

4.3	Registration Rights Agreement, dated as of June 24, 2014, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and the certain Initial Purchasers of the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed June 25, 2014).

4.4	Supplemental Indenture, dated as of July 24, 2014, governing the 5.375% Senior Notes due 2022, by and among Cott Beverages Inc. and certain of its subsidiaries, including Aimia Foods EBT Company Limited, Aimia Foods Group Limited, Aimia Foods Holdings Limited, Aimia Foods Limited and Stockpack Limited, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to our Form 10-K filed March 4, 2015).

4.5	Second Supplemental Indenture, dated as of December 12, 2014, governing the 5.375% Senior Notes due 2022, by and among Cott Beverages Inc. and certain of its subsidiaries, including DSS Group, Inc., DS Services of America, Inc., DS Services Holdings, Inc. and Crystal Springs of Alabama, LLC, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to our Form 10-K filed March 4, 2015).

4.6	Third Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2015).

4.7	Supplemental Indenture, dated as of January 13, 2016, by and among Cott Beverages, Inc., the guarantors party thereto, including Cott Beverages Luxembourg, S.a.r.l., and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (filed herewith).

Number	Description

4.8	Indenture, dated as of December 12, 2014, governing the 6.75% Senior Notes due 2020, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.3 to our Form 8-K filed December 15, 2014).

4.9	Form of 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit A to Exhibit 4.3 to our Form 8-K filed December 15, 2014).

4.10	Registration Rights Agreement, dated as of December 12, 2014, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and the Initial Purchasers of the 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.5 to our Form 8-K filed December 15, 2014).

4.11	Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 26, 2015).

4.12	Supplemental Indenture, dated as of January 13, 2016, by and among Cott Beverages, Inc., the guarantors party thereto, including Cott Beverages Luxembourg, S.a.r.l., and Wells Fargo Bank, National Association, as trustee, in connection with the 6.75% Senior Notes due 2020 (filed herewith).

4.13	Form of Amended and Restated Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among Cott Corporation, DS Services of America, Inc., DS Services Holdings, Inc., the other guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.6 to our Form 8-K filed December 15, 2014).

4.14	Third Supplemental Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among DS Services of America, Inc., Cott Corporation and certain of its subsidiaries, including Cott Beverages Inc., DSS Group, Inc. and Wilmington Trust, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.7 to our Form 8-K filed December 15, 2014).

4.15	Form of 10.000% Second-Priority Senior Secured Notes due 2021 (incorporated by reference to Exhibit A to Exhibit 4.6 to our Form 8-K filed December 15, 2014).

4.16	Registration Rights Agreement for Series A Convertible First Preferred Shares and Common Shares, dated as of December 12, 2014, by and among Cott Corporation and the designated holders named therein (incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 15, 2014).

4.17	Registration Rights Agreement for Series B Non-Convertible First Preferred Shares and Common Shares, dated as of December 12, 2014, by and among Cott Corporation and the designated holders named therein (incorporated by reference to Exhibit 4.2 to our Form 8-K filed December 15, 2014).

10.1[2]	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co- Collateral Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.2 to our Form 10-K filed March 4, 2015).

Number	Description

10.2	Amendment No. 1 to Credit Agreement, dated as of April 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 7, 2012).

10.3	Amendment No. 2 to Credit Agreement, dated as of July 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 1, 2012).

10.4	Amendment No. 3 to Credit Agreement, dated as of October 22, 2013, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.22 to our Form 10-K filed February 24, 2014).

10.5	Amendment No. 4 to Credit Agreement, dated as of May 28, 2014, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 7, 2014).

10.6	Amendment No. 5 to Credit Agreement, dated as of December 12, 2014, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to our Form 10-K filed March 4, 2015).

10.7	Amendment No. 6 to Credit Agreement, dated as of May 26, 2015, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 5, 2015).

10.8[3]	Employment Offer Letter to Jason Ausher dated May 6, 2015 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed August 5, 2015).

10.9[3]	Amended and Restated Employment Offer Letter to Steven Kitching dated May 18, 2015 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed August 5, 2015).

10.10[3]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 11, 2009) (file no. 001- 31410).

10.11[3]	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2009) (file no. 001-31410).

10.12[3]	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2010)(file no. 001- 31410).

10.13[3]	Employment Offer Letter to Jay Wells dated January 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 7, 2012).

Number	Description

10.14[3]	Employment Offer Letter to Carlos Baila dated September 17, 2012 (incorporated by reference to Exhibit 10.24 to our Form 10-K filed February 27, 2013).

10.15[3]	First Amended and Restated Employment Agreement, dated as of December 16, 2014, between DS Services of America, Inc. and Thomas J. Harrington (incorporated by reference to Exhibit 10.23 to our Form 10-K filed March 4, 2015).

10.16[3]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2009) (file no. 001-31410).

10.17[3]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007) (file no. 001- 31410).

10.18[3]	2010 Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed April 1, 2010)(file no. 001-31410).

10.19[3]	Amendment to 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to our Form S-8 filed May 4, 2010)(file no. 333-166507).

10.20[3]	Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed March 28, 2013).

10.21[3]	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed March 26, 2015).

10.22[3]	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan (filed herewith).

10.23[3]	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan (filed herewith).

10.24[3]	Form of Nonqualified Stock Option Agreement under the Amended and Restated Cott Corporation Equity Incentive Plan (filed herewith).

10.25[2]	Supply Agreement executed December 21, 2010, effective January 1, 2011 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.34 of our Form 10-K/A filed January 1, 2012).

10.26[1]	Amendments to Supply Agreement dated November 20, 2015 between Crown Cork & Seal USA, Inc. and Cott Corporation (filed herewith).

21.1	List of Subsidiaries of Cott Corporation (filed herewith).

23.1	Consent of Independent Registered Certified Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes- Oxley Act of 2002 for the year ended January 2, 2016 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes- Oxley Act of 2002 for the year ended January 2, 2016 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002 for the year ended January 2, 2016 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002 for the year ended January 2, 2016 (furnished herewith).

Number	Description

101	The following financial statements from Cott Corporation’s Annual Report on Form 10-K for the year ended January 2, 2016, filed February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Consolidated Statements of Comprehensive (Loss) Income (vi) Notes to the Consolidated Financial Statements (filed herewith).

1.	Document is subject to request for confidential treatment.
2.	Confidential treatment has been granted for portions of this exhibit.
3.	Indicates a management contract or compensatory plan.