Form 10-K/A
period 2016-01-02
COTT CORP /CN/
filed 2016-04-18
CIK 884713

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

(Reference is made to the last paragraph of Part II, Item 5 of Annual Report on Form 10-K filed for the fiscal year ended January 2, 2016 for a statement of assumptions upon which the calculation is made).

The number of shares outstanding of the registrant’s common stock as of February 19, 2016 was 109,907,005.

Documents incorporated by reference

None.

EXPLANATORY NOTE

No modifications or changes are being made to the original Annual Report on Form 10-K for the fiscal year ended January 2, 2016, or the financial statements included therein. We are filing this amendment solely to re-file Exhibit 10.26.

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

COTT CORPORATION
(Registrant)

Date: April 15, 2016	/s/ Jerry Fowden
Jerry Fowden
Chief Executive Officer

Cott Corporation

Exhibit Index

Number	Description
2.1	Share Purchase Agreement, dated as of May 30, 2014, by and among Robert Unsworth and the shareholders of Aimia Foods Holdings Limited identified therein, Cott Ventures Limited, Cott Corporation, and Cott Beverages Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 2, 2014).

2.2	Agreement and Plan of Merger, dated as of November 6, 2014, by and among DSS Group, Inc., Cott Corporation, Delivery Acquisition, Inc., and Crestview DSW Investors, L.P., as the Sellers’ representative (incorporated by reference to Exhibit 2.1 to our Form 8-K filed November 7, 2014).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007) (file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Indenture, dated as of June 24, 2014, governing the 5.375% Senior Notes due 2022, by and among the Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2014).

4.2	Form of 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed June 25, 2014).

4.3	Registration Rights Agreement, dated as of June 24, 2014, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and the certain Initial Purchasers of the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed June 25, 2014).

4.4	Supplemental Indenture, dated as of July 24, 2014, governing the 5.375% Senior Notes due 2022, by and among Cott Beverages Inc. and certain of its subsidiaries, including Aimia Foods EBT Company Limited, Aimia Foods Group Limited, Aimia Foods Holdings Limited, Aimia Foods Limited and Stockpack Limited, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to our Form 10-K filed March 4, 2015).

4.5	Second Supplemental Indenture, dated as of December 12, 2014, governing the 5.375% Senior Notes due 2022, by and among Cott Beverages Inc. and certain of its subsidiaries, including DSS Group, Inc., DS Services of America, Inc., DS Services Holdings, Inc. and Crystal Springs of Alabama, LLC, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to our Form 10-K filed March 4, 2015).

4.6	Third Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2015).

4.7	Supplemental Indenture, dated as of January 13, 2016, by and among Cott Beverages, Inc., the guarantors party thereto, including Cott Beverages Luxembourg, S.a.r.l., and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.7 to our Form 10-K filed February 29, 2016).

Number	Description
4.8	Indenture, dated as of December 12, 2014, governing the 6.75% Senior Notes due 2020, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.3 to our Form 8-K filed December 15, 2014).

4.9	Form of 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit A to Exhibit 4.3 to our Form 8-K filed December 15, 2014).

4.10	Registration Rights Agreement, dated as of December 12, 2014, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and the Initial Purchasers of the 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.5 to our Form 8-K filed December 15, 2014).

4.11	Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 26, 2015).

4.12	Supplemental Indenture, dated as of January 13, 2016, by and among Cott Beverages, Inc., the guarantors party thereto, including Cott Beverages Luxembourg, S.a.r.l., and Wells Fargo Bank, National Association, as trustee, in connection with the 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.12 to our Form 10-K filed February 29, 2016).

4.13	Form of Amended and Restated Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among Cott Corporation, DS Services of America, Inc., DS Services Holdings, Inc., the other guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.6 to our Form 8-K filed December 15, 2014).

4.14	Third Supplemental Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among DS Services of America, Inc., Cott Corporation and certain of its subsidiaries, including Cott Beverages Inc., DSS Group, Inc. and Wilmington Trust, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.7 to our Form 8-K filed December 15, 2014).

4.15	Form of 10.000% Second-Priority Senior Secured Notes due 2021 (incorporated by reference to Exhibit A to Exhibit 4.6 to our Form 8-K filed December 15, 2014).

4.16	Registration Rights Agreement for Series A Convertible First Preferred Shares and Common Shares, dated as of December 12, 2014, by and among Cott Corporation and the designated holders named therein (incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 15, 2014).

4.17	Registration Rights Agreement for Series B Non-Convertible First Preferred Shares and Common Shares, dated as of December 12, 2014, by and among Cott Corporation and the designated holders named therein (incorporated by reference to Exhibit 4.2 to our Form 8-K filed December 15, 2014).

10.1[2]	Credit Agreement dated as of August 17, 2010 among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK Security Trustee, JPMorgan Chase Bank, N.A., as Administrative Agent and Administrative Collateral Agent, General Electric Capital Corporation, as Co- Collateral Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.2 to our Form 10-K filed March 4, 2015).

10.2	Amendment No. 1 to Credit Agreement, dated as of April 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 7, 2012).

Number	Description
10.3	Amendment No. 2 to Credit Agreement, dated as of July 19, 2012, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 1, 2012).

10.4	Amendment No. 3 to Credit Agreement, dated as of October 22, 2013, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.22 to our Form 10-K filed February 24, 2014).

10.5	Amendment No. 4 to Credit Agreement, dated as of May 28, 2014, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, and Cott Beverages Limited, as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 7, 2014).

10.6	Amendment No. 5 to Credit Agreement, dated as of December 12, 2014, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to our Form 10-K filed March 4, 2015).

10.7	Amendment No. 6 to Credit Agreement, dated as of May 26, 2015, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed August 5, 2015).

10.8[3]	Employment Offer Letter to Jason Ausher dated May 6, 2015 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed August 5, 2015).

10.9[3]	Amended and Restated Employment Offer Letter to Steven Kitching dated May 18, 2015 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed August 5, 2015).

10.10[3]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 11, 2009) (file no. 001- 31410).

10.11[3]	Employment Agreement between Cott Corporation and Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2009) (file no. 001-31410).

10.12[3]	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2010) (file no. 001- 31410).

10.13[3]	Employment Offer Letter to Jay Wells dated January 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 7, 2012).

10.14[3]	Employment Offer Letter to Carlos Baila dated September 17, 2012 (incorporated by reference to Exhibit 10.24 to our Form 10-K filed February 27, 2013).

10.15[3]	First Amended and Restated Employment Agreement, dated as of December 16, 2014, between DS Services of America, Inc. and Thomas J. Harrington (incorporated by reference to Exhibit 10.23 to our Form 10-K filed March 4, 2015).

10.16[3]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2009) (file no. 001-31410).

10.17[3]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007) (file no. 001- 31410).

10.18[3]	2010 Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed April 1, 2010) (file no. 001-31410).

Number	Description
10.19[3]	Amendment to 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to our Form S-8 filed May 4, 2010) (file no. 333-166507).

10.20[3]	Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed March 28, 2013).

10.21[3]	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed March 26, 2015).

10.22[3]	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to our Form 10-K filed February 29, 2016).

10.23[3]	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to our Form 10-K filed February 29, 2016).

10.24[3]	Form of Nonqualified Stock Option Agreement under the Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to our Form 10-K filed February 29, 2016).

10.25[2]	Supply Agreement executed December 21, 2010, effective January 1, 2011 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.34 of our Form 10-K/A filed January 1, 2012).

10.26[1]	Amendments, dated November 20, 2015, to Supply Agreement between Crown Cork & Seal USA, Inc. and Cott Corporation (filed herewith).

21.1	List of Subsidiaries of Cott Corporation (incorporated by reference to Exhibit 21.1 to our Form 10-K filed February 29, 2016).

23.1	Consent of Independent Registered Certified Public Accounting Firm (incorporated by reference to Exhibit 23.1 to our Form 10-K filed February 29, 2016).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes- Oxley Act of 2002 for the year ended January 2, 2016 (previously filed with our Form 10-K filed February 29, 2016).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes- Oxley Act of 2002 for the year ended January 2, 2016 (previously filed with our Form 10-K filed February 29, 2016).

31.3	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes- Oxley Act of 2002 for the year ended January 2, 2016 (filed herewith).

31.4	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes- Oxley Act of 2002 for the year ended January 2, 2016 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002 for the year ended January 2, 2016 (previously furnished with our Form 10-K filed February 29, 2016).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002 for the year ended January 2, 2016 (previously furnished with our Form 10-K filed February 29, 2016).

101	The following financial statements from Cott Corporation’s Annual Report on Form 10-K for the year ended January 2, 2016, filed February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (v) Consolidated Statements of Comprehensive (Loss) Income (vi) Notes to the Consolidated Financial Statements (incorporated by reference to Exhibit 101 to our Form 10-K filed February 29, 2016).

[1]	Document is subject to request for confidential treatment.
[2]	Confidential treatment has been granted for portions of this exhibit.
[3]	Indicates a management contract or compensatory plan.