Form 10-Q
period 2016-04-02
COTT CORP /CN/
filed 2016-05-09
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 2, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Common Shares, no par value per share	122,676,770 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended
	April 2, 2016	April 4, 2015
Revenue, net	$698.4	$709.8
Cost of sales	484.4	508.5

Gross profit	214.0	201.3
Selling, general and administrative expenses	197.0	188.5
Loss on disposal of property, plant & equipment	0.9	1.4
Acquisition and integration expenses	1.4	4.7

Operating income	14.7	6.7
Other income, net	(2.2)	(10.4)
Interest expense, net	27.8	27.7

Loss before income taxes	(10.9)	(10.6)
Income tax benefit	(9.0)	(9.4)

Net loss	$(1.9)	$(1.2)
Less: Net income attributable to non-controlling interests	1.4	1.3
Less: Accumulated dividends on convertible preferred shares	—	2.7
Less: Accumulated dividends on non-convertible preferred shares	—	0.8

Net loss attributed to Cott Corporation	$(3.3)	$(6.0)

Net loss per common share attributed to Cott Corporation
Basic	$(0.03)	$(0.06)
Diluted	(0.03)	(0.06)
Weighted average common shares outstanding (in thousands)
Basic	113,267	93,196
Diluted	113,267	93,196
Dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	April 2, 2016	April 4, 2015
Net loss	$(1.9)	$(1.2)
Other comprehensive loss:
Currency translation adjustment	(3.2)	(25.9)
Pension benefit plan, net of tax[1]	0.1	0.1
Unrealized gain on derivative instruments, net of tax[2]	0.5	—

Total other comprehensive loss	(2.6)	(25.8)

Comprehensive loss	$(4.5)	$(27.0)
Less: Comprehensive income attributable to non-controlling interests	1.4	1.3
Less: Accumulated dividends on convertible preferred shares	—	2.7
Less: Accumulated dividends on non-convertible preferred shares	—	0.8

Comprehensive loss attributed to Cott Corporation	$(5.9)	$(31.8)

1.	Net of the effect of $0.1 million tax benefit and $0.2 million tax expense for the three months ended April 2, 2016 and April 4, 2015, respectively.
2.	Net of the effect of $0.2 million and nil tax benefit for the three months ended April 2, 2016 and April 4, 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	April 2, 2016	January 2, 2016
ASSETS
Current assets
Cash & cash equivalents	$55.1	$77.1
Accounts receivable, net of allowance of $8.6 ($9.2 as of January 2, 2016)	320.4	293.3
Income taxes recoverable	0.9	1.6
Inventories	254.7	249.4
Prepaid expenses and other current assets	20.9	17.2

Total current assets	652.0	638.6
Property, plant & equipment, net	774.6	769.8
Goodwill	779.8	759.6
Intangibles and other assets, net	710.9	711.7
Deferred tax assets	10.3	7.6

Total assets	$2,927.6	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$62.8	$122.0
Current maturities of long-term debt	3.4	3.4
Accounts payable and accrued liabilities	420.7	437.6

Total current liabilities	486.9	563.0
Long-term debt	1,524.1	1,525.4
Deferred tax liabilities	65.9	76.5
Other long-term liabilities	71.8	76.5

Total liabilities	2,148.7	2,241.4
Equity
Common shares, no par - 122,676,770 (January 2, 2016 - 109,695,435) shares issued	682.2	534.7
Additional paid-in-capital	50.8	51.2
Retained earnings	119.0	129.6
Accumulated other comprehensive loss	(78.8)	(76.2)

Total Cott Corporation equity	773.2	639.3
Non-controlling interests	5.7	6.6

Total equity	778.9	645.9

Total liabilities and equity	$2,927.6	$2,887.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	April 2, 2016	April 4, 2015
Operating Activities
Net loss	$(1.9)	$(1.2)
Depreciation & amortization	52.5	57.4
Amortization of financing fees	1.2	1.3
Amortization of senior notes premium	(1.4)	(1.5)
Share-based compensation expense	2.4	2.4
Benefit for deferred income taxes	(10.8)	(11.7)
Loss on disposal of property, plant & equipment	0.9	1.4
Other non-cash items	(1.7)	(10.2)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21.7)	(41.3)
Inventories	(3.3)	(11.0)
Prepaid expenses and other current assets	(4.4)	30.3
Other assets	2.4	(2.4)
Accounts payable and accrued liabilities, and other liabilities	(30.0)	(15.2)
Income taxes recoverable	(2.9)	0.6

Net cash used in operating activities	(18.7)	(1.1)

Investing Activities
Acquisitions, net of cash received	(44.4)	—
Additions to property, plant & equipment	(29.5)	(27.3)
Additions to intangibles and other assets	(2.3)	(2.1)
Proceeds from sale of property, plant & equipment	2.7	0.4

Net cash used in investing activities	(73.5)	(29.0)

Financing Activities
Payments of long-term debt	(1.1)	(0.8)
Borrowings under ABL	497.2	94.8
Payments under ABL	(558.3)	(102.8)
Distributions to non-controlling interests	(2.3)	(2.0)
Issuance of common shares	144.1	—
Proceeds from the exercise of options for common shares, net	—	0.1
Common shares repurchased and cancelled	(1.1)	(0.7)
Dividends paid to common and preferred shareowners	(7.3)	(9.0)

Net cash provided by (used in) financing activities	71.2	(20.4)

Effect of exchange rate changes on cash	(1.0)	(1.2)

Net decrease in cash & cash equivalents	(22.0)	(51.7)
Cash & cash equivalents, beginning of period	77.1	86.2

Cash & cash equivalents, end of period	$55.1	$34.5

Supplemental Non-cash Investing and Financing Activities:
Dividend payable issued through accounts payable and accrued liabilities	$—	$0.1
DSS additional consideration accrued in accounts payable	—	8.9
Additions to property, plant & equipment through accounts payable and accrued liabilities	4.8	6.2
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19.2	$17.1
Cash paid for income taxes, net	$4.2	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of				Accumulated
	Common		Additional		Other	Non-
	Shares	Common	Paid-in-	Retained	Comprehensive	Controlling	Total
	(In thousands)	Shares	Capital	Earnings	(Loss) Income	Interests	Equity
Balance at January 3, 2015	93,073	$388.3	$46.6	$158.1	$(51.0)	$6.9	$548.9
Common shares repurchased and cancelled	(87)	(0.7)	—	—	—	—	(0.7)
Common shares issued - Equity Incentive Plan	274	1.9	(1.8)	—	—	—	0.1
Share-based compensation	—	—	2.4	—	—	—	2.4
Common shares dividend	—	—	—	(5.5)	—	—	(5.5)
Distributions to non-controlling interests	—	—	—	—	—	(2.0)	(2.0)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(25.9)	—	(25.9)
Pension benefit plan, net of tax	—	—	—	—	0.1	—	0.1
Preferred shares dividend	—	—	—	(3.5)	—	—	(3.5)
Net (loss) income	—	—	—	(2.5)	—	1.3	(1.2)

Balance at April 4, 2015	93,260	$389.5	$47.2	$146.6	$(76.8)	$6.2	$512.7

Balance at January 2, 2016	109,695	$534.7	$51.2	$129.6	$(76.2)	$6.6	$645.9
Common shares repurchased and cancelled	(100)	(1.1)	—	—	—	—	(1.1)
Common shares issued - Equity Incentive Plan	286	2.7	(2.7)	—	—	—	—
Common shares issued - Equity issuance	12,765	145.5	—	—	—	—	145.5
Common shares issued - Dividend reinvestment plan	5	0.1	—	—	—	—	0.1
Common shares issued - Employee stock purchase plan	26	0.3	(0.1)	—	—	—	0.2
Share-based compensation	—	—	2.4	—	—	—	2.4
Common shares dividend	—	—	—	(7.3)	—	—	(7.3)
Distributions to non-controlling interests	—	—	—	—	—	(2.3)	(2.3)
Comprehensive (loss) income Currency translation adjustment	—	—	—	—	(3.2)	—	(3.2)
Pension benefit plan, net of tax	—	—	—	—	0.1	—	0.1
Unrealized gain on derivative instruments, net of tax	—	—	—	—	0.5	—	0.5
Net (loss) income	—	—	—	(3.3)	—	1.4	(1.9)

Balance at April 2, 2016	122,677	$682.2	$50.8	$119.0	$(78.8)	$5.7	$778.9

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The consolidated balance sheet as of January 2, 2016 included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“2015 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our 2015 Annual Report. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The presentation of these interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

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

Update ASU 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued an update to its guidance on lease accounting. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the consolidated statements of operations and the consolidated statements of cash flows. Additionally, this update requires both qualitative and specific quantitative disclosures. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Update ASU 2016-09 – Compensation - Stock Compensation (Topic 718)

In March 2016, the FASB amended its guidance to simplify several areas of accounting for share-based compensation arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the consolidated statements of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the consolidated statements of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Note 2—Acquisitions

HOD Water Business Acquisitions

During the three months ended April 2, 2016, the Company acquired two HOD water businesses for an aggregate cash purchase price of $1.2 million. The Company has accounted for these transactions as business combinations in accordance with GAAP. These tuck-in acquisitions support the Company’s ongoing objective of leveraging its assets and further strengthening its customer density. Net assets, including goodwill, acquired have been allocated to the DSS reporting segment. All of the goodwill recorded is expected to be tax deductible.

Aquaterra Acquisition

On January 4, 2016 (the “Acquisition Date”), the Company acquired 100% of the share capital of Aquaterra Corporation (“Aquaterra”) pursuant to a Share Purchase Agreement dated December 7, 2015 (the “Aquaterra Acquisition”). Aquaterra operates a Canadian direct-to-consumer HOD bottled water and OCS business. The aggregate purchase price paid by the Company in the Aquaterra Acquisition was approximately C$62 million (approximately U.S. $44.5 million). The purchase price was paid at closing in cash and is subject to a customary post-closing adjustment for net working capital.

This acquisition supports our strategy to become a more diversified beverage provider across multiple channels and geographies, as well as our continuing consolidation of the higher margin HOD bottled water and OCS categories. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The purchase consideration of $44.5 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed:

(in millions of U.S. dollars)	Acquired Value
Cash	$1.3
Accounts receivable	6.2
Inventories	2.1
Prepaid expenses and other current assets	1.3
Property, plant & equipment	13.4
Goodwill	19.2
Intangible and other assets	17.4
Accounts payable and accrued liabilities	(15.8)
Long-term debt	(0.3)
Other long-term liabilities	(0.3)

Total	$44.5

The fair values of acquired property, plant & equipment, identifiable intangible assets and deferred taxes are provisional pending validation and receipt of the final valuations for those assets. In addition, consideration for potential loss contingencies are still under review.

The amount of revenues and net loss related to the Aquaterra Acquisition included in the Company’s consolidated statement of operations for the period from the Acquisition Date through April 2, 2016 were $14.2 million and $0.1 million, respectively. During the three months ended April 2, 2016, the Company incurred $0.2 million of acquisition related costs associated with the Aquaterra Acquisition, which are included in acquisition and integration expenses in the consolidated statements of operations.

Intangible Assets

In our preliminary determination of the fair value of the intangible assets, we considered, among other factors, the best use of acquired assets, analysis of historic financial performance and estimates of future performance of Aquaterra’s products. The estimated fair values of identified intangible assets were calculated considering market participant expectations and using an income approach and estimates and assumptions provided by Aquaterra’s and our management. The following table sets forth the components of identified intangible assets associated with the Aquaterra Acquisition and their estimated weighted average useful lives:

	Estimated Fair	Estimated
(in millions of U.S. dollars)	Market Value	Useful Life
Customer relationships	$10.0	12 years
Trademarks and trade names	6.7	Indefinite

Total	$16.7

Customer relationships represent future projected revenue that will be derived from sales to existing customers of Aquaterra.

Trademark and trade names represent the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark or trade name as opposed to obtaining the benefit of the trademark or trade name through a royalty or rental fee.

Goodwill

The principal factor that resulted in recognition of goodwill was that the purchase price for the Aquaterra Acquisition was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Aquaterra Acquisition was allocated to the DSS reporting segment, none of which is expected to be tax deductible.

Note 3—Share-based Compensation

During the three months ended April 2, 2016, the Company granted 377,196 Performance-based RSUs, 197,605 Time-based RSUs and 1,138,934 Stock Options.

The Performance-based RSUs are restricted share units with performance-based vesting granted under the Amended and Restated Cott Corporation Equity Incentive Plan (the “Equity Incentive Plan”). These Performance-based RSUs vest at the end of the performance period, or the last day of our 2018 fiscal year. The shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the awards granted. The Performance-based RSUs ultimately awarded upon vesting are based primarily on the Company’s achievement of a specified level of cumulative pre-tax income for the performance period. The grant date fair value of $11.22 per share for the Performance-based RSUs was based on the closing market price of the Company’s common shares on the date of grant on the New York Stock Exchange (“NYSE”).

The Time-based RSUs are restricted share units with time-based vesting granted under the Equity Incentive Plan. The Time-based RSUs vest ratably in three equal annual installments on the first, second and third anniversaries of the date of grant and are based upon a service condition. The grant date fair value of $11.22 per share for the Time-based RSUs was based on the closing market price of the Company’s common shares on the date of grant on the NYSE.

The Stock Options are non-qualified stock options granted under the Equity Incentive Plan and will vest ratably in three equal installments on the first, second and third anniversaries of the date of grant, are based upon a service condition and have a ten year contractual term. The fair value of $2.92 per option for the Stock Options was based on the estimate of fair value on the date of grant using the Black-Scholes option pricing model and related assumptions.

The Company’s share-based compensation expense was $2.4 million for the three months ended April 2, 2016 and April 4, 2015, and was recorded in selling, general and administrative (“SG&A”) expenses in our consolidated statements of operations.

Note 4—Income Taxes

Income tax benefit was $9.0 million on pre-tax loss of $10.9 million for the three months ended April 2, 2016, as compared to an income tax benefit of $9.4 million on pre-tax loss of $10.6 million for the three months ended April 4, 2015. This is the result of recognizing income tax benefit of pre-tax losses in certain jurisdictions that is not offset by income tax expense in other jurisdictions with pre-tax income.

As we have significant global permanent book to tax differences that exceed our estimated income before taxes on an annual basis, small changes in our estimated income before taxes or changes in year to date income before taxes between jurisdictions can cause material fluctuations in our estimated effective tax rate on a quarterly basis. We have therefore calculated our quarterly income tax provision for the fiscal quarters ended April 2, 2016 and April 4, 2015 on a discrete basis for the United States rather than using the estimated annual effective tax rate for the year, in accordance with ASC 740, Income Taxes.

Note 5—Common Shares and Net Loss Per Common Share

Common Shares

On March 9, 2016, we completed a public offering, on a bought deal basis, of 12,765,000 common shares at a price of $11.80 per share for total gross proceeds to us of $150.6 million (the “2016 Offering”). We incurred and recorded $6.0 million of underwriter commissions, $0.8 million in professional fees and a $1.7 million deferred tax benefit to common share capital in connection with the 2016 Offering. The net proceeds of the 2016 Offering were used to repay a portion of the borrowings under our asset based lending facility (“ABL facility”), to finance potential acquisitions and for general corporate purposes.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss attributed to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is calculated by dividing diluted net loss attributed to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, Time-based RSUs and convertible preferred shares issued as part of the acquisition of DSS (“Convertible Preferred Shares”) during the periods presented. The dilutive effect of the Convertible Preferred Shares was calculated using the if-converted method. In applying the if-converted method, the Convertible Preferred Shares are assumed to have been converted at the beginning of the period (or at the time of issuance, if later). Set forth below is a reconciliation of the numerator and denominator for the diluted net loss per common share computations for the periods indicated:

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2016	April 4, 2015
Net loss attributed to Cott Corporation	$(3.3)	$(6.0)
Plus:
Accumulated dividends on Convertible Preferred Shares	—	—

Diluted net loss attributed to Cott Corporation (numerator)	$(3.3)	$(6.0)

For the Three Months Ended
(in thousands)	April 2, 2016	April 4, 2015
Weighted-average common shares outstanding - basic	113,267	93,196
Dilutive effect of Stock Options	—	—
Dilutive effect of Performance-based RSUs	—	—
Dilutive effect of Time-based RSUs	—	—
Dilutive effect of Convertible Preferred Shares	—	—

Weighted-average common shares outstanding - diluted (denominator)	113,267	93,196

The following table summarizes anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	For the Three Months Ended
(in thousands)	April 2, 2016	April 4, 2015
Stock Options	2,892	1,801
Performance-based RSUs[1]	2,003	1,546
Time-based RSUs	733	849
Convertible Preferred Shares	—	18,480

1.	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

Note 6—Segment Reporting

Our broad portfolio of products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers, filtration equipment, carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas, liquid enhancers, freezables, ready-to-drink alcoholic beverages, hot chocolate, coffee, malt drinks, creamers/whiteners, cereals and beverage concentrates.

Our business operates through four reporting segments: DSS, Cott North America, Cott U.K. and All Other (which includes our Mexico operating segment, Royal Crown International operating segment and other miscellaneous expenses). We refer to our Cott North America, Cott U.K. and All Other reporting segments together as our “traditional business”. Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

	For the Three Months Ended April 2, 2016
		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Corporate	Eliminations	Total
Revenue, net[1]	$257.3	$313.3	$120.6	$13.6	$—	$(6.4)	$698.4
Depreciation and amortization	28.4	18.3	5.5	0.3	—	—	52.5
Operating income (loss)	5.7	0.6	9.9	2.5	(4.0)	—	14.7
Additions to property, plant & equipment	17.8	9.4	2.0	0.3	—	—	29.5
As of April 2, 2016
Total assets [2]	1,580.1	930.0	387.4	30.1	—	—	2,927.6

1.	Intersegment revenue between Cott North America and the other reporting segments was $6.4 million for the three months ended April 2, 2016.
2.	Excludes intersegment receivables, investments and notes receivable.

	For the Three Months Ended April 4, 2015
		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Corporate	Eliminations	Total
Revenue, net[1]	$240.3	$328.7	132.2	$13.0	$—	$(4.4)	$709.8
Depreciation and amortization	30.2	21.3	5.5	0.4	—	—	57.4
Operating (loss) income	(1.5)	7.2	3.9	1.6	(4.5)	—	6.7
Additions to property, plant & equipment	18.4	7.2	1.7	—	—	—	27.3
As of January 2, 2016						—
Total assets[2]	1,513.1	943.1	402.5	28.6	—	—	2,887.3

1.	Intersegment revenue between Cott North America and the other reporting segments was $4.4 million for the three months ended April 4, 2015.
2.	Excludes intersegment receivables, investments and notes receivable.

For the three months ended April 2, 2016, sales to Walmart accounted for 18.2% of our total revenue (April 4, 2015—18.6%), 2.5% of our DSS reporting segment revenue (April 4, 2015—2.6%), 34.3% of our Cott North America reporting segment revenue (April 4, 2015—34.0%), 11.1% of our Cott U.K. reporting segment revenue (April 4, 2015—11.6%), and 1.6% of our All Other reporting segment revenue (April 4, 2015—4.8%).

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

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended April 2, 2016
		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$16.9	$248.5	$51.0	$0.5	$(0.4)	$316.5
Branded retail	24.3	26.8	36.6	0.8	(0.3)	88.2
Contract packaging	—	31.4	28.3	4.7	(2.1)	62.3
Home and office bottled water delivery	162.0	—	—	—	—	162.0
Office coffee services	31.5	—	—	—	—	31.5
Concentrate and other	22.6	6.6	4.7	7.6	(3.6)	37.9

Total	$257.3	$313.3	$120.6	$13.6	$(6.4)	$698.4

	For the Three Months Ended April 4, 2015
		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$15.6	$267.5	$60.5	$1.2	$(0.3)	$344.5
Branded retail	19.7	27.1	41.2	1.1	(0.4)	88.7
Contract packaging	—	25.7	28.4	4.0	(0.2)	57.9
Home and office bottled water delivery	149.6	—	—	—	—	149.6
Office coffee services	32.0	—	—	—	—	32.0
Concentrate and other	23.4	8.4	2.1	6.7	(3.5)	37.1

Total	$240.3	$328.7	$132.2	$13.0	$(4.4)	$709.8

Note 7—Inventories

The following table summarizes inventories as of April 2, 2016 and January 2, 2016:

(in millions of U.S. dollars)	April 2, 2016	January 2, 2016
Raw materials	$97.5	$95.3
Finished goods	124.2	118.4
Resale items	13.1	15.8
Other	19.9	19.9

Total	$254.7	$249.4

Note 8—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of April 2, 2016 and January 2, 2016:

	April 2, 2016			January 2, 2016
		Accumulated			Accumulated
(in millions of U.S. dollars)	Cost	Amortization	Net	Cost	Amortization	Net
Intangibles
Not subject to amortization
Rights[1]	$45.0	—	$45.0	$45.0	—	$45.0
Trademarks	190.2	—	190.2	183.1	—	183.1

Total intangibles not subject to amortization	235.2	—	235.2	228.1	—	228.1

Subject to amortization
Customer relationships	671.2	255.6	415.6	663.9	241.0	422.9
Trademarks	32.8	28.1	4.7	33.0	28.1	4.9
Information technology	57.1	31.7	25.4	54.0	29.1	24.9
Other	7.5	4.6	2.9	7.8	4.5	3.3

Total intangibles subject to amortization	768.6	320.0	448.6	758.7	302.7	456.0

Total Intangibles	1,003.8	320.0	683.8	986.8	302.7	684.1

Other Assets
Financing costs	12.7	8.8	3.9	12.6	8.5	4.1
Deposits	10.5	0.4	10.1	10.3	0.4	9.9
Other	14.9	1.8	13.1	15.2	1.6	13.6

Total Other Assets	38.1	11.0	27.1	38.1	10.5	27.6

Total Intangibles & Other Assets	$1,041.9	$331.0	$710.9	$1,024.9	$313.2	$711.7

1.	Relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico.

Amortization expense of intangibles and other assets was $19.2 million for the three months ended April 2, 2016 and April 4, 2015, respectively.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2016	$53.8
2017	63.8
2018	56.8
2019	48.0
2020	41.7
Thereafter	184.5

Total	$448.6

Note 9—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of April 2, 2016 and January 2, 2016:

(in millions of U.S. dollars)	April 2, 2016	January 2, 2016
Trade payables	$221.0	$227.2
Accrued compensation	35.9	49.8
Accrued sales incentives	25.3	25.2
Accrued interest	21.0	12.2
Payroll, salaries and other taxes	13.4	13.3
Accrued deposits	32.5	28.6
Other accrued liabilities	71.6	81.3

Total	$420.7	$437.6

Note 10—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three months ended April 2, 2016 were as follows:

	April 2, 2016
	Gains and Losses	Pension	Currency
	on Derivative	Benefit	Translation
(in millions of U.S. dollars)[1]	Instruments	Plan Items	Adjustment Items	Total
Beginning balance January 2, 2016	$(4.7)	$(10.1)	$(61.4)	$(76.2)

OCI before reclassifications	1.5	—	(3.2)	(1.7)
Amounts reclassified from AOCI	(1.0)	0.1	—	(0.9)

Net current-period OCI	0.5	0.1	(3.2)	(2.6)

Ending balance April 2, 2016	$(4.2)	$(10.0)	$(64.6)	$(78.8)

1.	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three months ended April 2, 2016 and April 4, 2015, respectively.

(in millions of U.S. dollars)	For the Three Months Ended		Affected Line Item in the Statement
Details About AOCI Components[1]	April 2, 2016	April 4, 2015	Where Net Income Is Presented
Gains and losses on derivative instruments Foreign currency and commodity hedges	$1.6	$0.3	Cost of sales

	$1.6	$0.3	Total before taxes
	(0.6)	(0.1)	Tax (expense) or benefit

	$1.0	$0.2	Net of tax

Amortization of pension benefit plan items Prior service costs [2]	$(0.1)	$(0.1)	Cost of sales

	(0.1)	(0.1)	Total before taxes
	—	—	Tax (expense) or benefit

	$(0.1)	$(0.1)	Net of tax

Total reclassifications for the period	$0.9	$0.1	Net of tax

1.	Amounts in parenthesis indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 11—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $40.9 million in standby letters of credit outstanding as of April 2, 2016 ($45.6 million—January 2, 2016).

In May 2014, our Cott U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which included its operating subsidiary company, Aimia Foods Limited (together referred as “Aimia”) pursuant to a Share Purchase Agreement dated May 30, 2014. The terms of the transaction included aggregate contingent consideration of up to £16.0 million ($22.9 million at exchange rates in effect on April 2, 2016), which is payable upon achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016.

Note 12—Hedging Transactions and Derivative Financial Instruments

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (see Note 13 to the consolidated financial statements). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are over-the-counter instruments with liquid markets.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended April 2, 2016 or April 4, 2015, respectively. Foreign exchange contracts typically have maturities of less than twelve months and commodity contracts typically have maturities of less than 27 months. All outstanding hedges as of April 2, 2016 are expected to settle in the next twelve months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $26.9 million and $4.5 million as of April 2, 2016 and January 2, 2016, respectively. Approximately $1.1 million of unrealized net of tax losses and $1.5 million of unrealized net of tax gains related to the foreign currency cash flow hedges were included in AOCI as of April 2, 2016 and April 4, 2015, respectively. The hedge ineffectiveness for these cash flow hedging instruments was not material during the periods presented.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $37.8 million and $49.3 million as of April 2, 2016 and January 2, 2016, respectively. Approximately $3.4 million and $1.5 million of unrealized net of tax losses related to the commodity swaps were included in AOCI as of April 2, 2016 and April 4, 2015, respectively. The hedge ineffectiveness was not material for the three months ended April 2, 2016. The cumulative hedge ineffectiveness for these hedging instruments was approximately $0.9 million, of which $0.3 million was recognized as a decrease in cost of sales within the consolidated statements of operations for the three months ended April 4, 2015.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was $0.6 million as of January 2, 2016. We did not have derivative assets as of April 2, 2016. The fair value of the Company’s derivative liabilities included in accrued liabilities was $6.8 million and $8.0 million as of April 2, 2016 and January 2, 2016, respectively. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	April 2, 2016		January 2, 2016
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Foreign currency hedge	$—	$1.5	$0.6	$—
Aluminum swaps	—	5.3	—	8.0

	$—	$6.8	$0.6	$8.0

Aluminum swaps subject to enforceable master netting arrangements are presented net in the reconciliation above. The fair value of the aluminum swap assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	April 2, 2016	January 2, 2016
Aluminum swap assets	$—	$—
Aluminum swap liabilities	(5.3)	(8.0)

Net asset (liability)	$(5.3)	$(8.0)

The settlement of our derivative instruments resulted in a debit to cost of sales of $1.6 million for the three months ended April 2, 2016 and $0.2 million for the comparable prior year period.

Note 13—Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

We have certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP.

Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets as of January 2, 2016 was $0.6 million. We did not have derivative assets as of April 2, 2016. The fair value for the derivative liabilities as of April 2, 2016 and January 2, 2016 was $6.8 million and $8.0 million, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of April 2, 2016 and January 2, 2016 were as follows:

	April 2, 2016		January 2, 2016
	Carrying	Fair	Carrying	Fair
(in millions of U.S. dollars)	Value	Value	Value	Value
6.750% senior notes due in 2020[1,3]	$613.7	$657.0	$613.0	$641.4
10.000% senior notes due in 2021[1,2]	388.6	395.9	390.1	397.3
5.375% senior notes due in 2022[1,3]	517.0	534.2	516.8	522.4

Total	$1,519.3	$1,587.1	$1,519.9	$1,561.1

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.
2.	The outstanding aggregate principal amount of $350.0 million of our 10.000% senior secured notes (“DSS Notes”) was assumed by Cott at a fair value of $406.0 million in connection with Cott’s acquisition of DSS. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.
3.	The carrying value of our significant outstanding debt is net of unamortized debt issuance costs of $19.6 million and $20.6 million as of April 2, 2016 and January 2, 2016, respectively.

Fair Value of Contingent Consideration

We estimated the fair value of the contingent consideration related to the Aimia Acquisition utilizing financial projections of the acquired business and estimated probabilities of achievement of certain EBITDA targets. The fair value was based on significant inputs not observable in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The acquisition date fair value of the contingent consideration was determined to be £10.6 million using a present valued probability-weighted income approach. The maximum potential payout is £16.0 million (U.S. $22.9 million at exchange rates in effect on April 2, 2016) on an undiscounted basis. The following tables provide a reconciliation of the beginning and ending balances of this liability.

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2016	April 4, 2015
Fair value at beginning of period	$16.4	$16.5
Foreign exchange gain	(0.5)	(0.7)

Fair value at end of period	$15.9	$15.8

Note 14—Guarantor Subsidiaries

Guarantor Subsidiaries for DSS Notes

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$33.8	$243.1	$406.8	$28.5	$(13.8)	$698.4
Cost of sales	29.7	97.4	348.2	22.9	(13.8)	484.4

Gross profit	4.1	145.7	58.6	5.6	—	214.0
Selling, general and administrative expenses	5.5	137.2	51.6	2.7	—	197.0
Loss (gain) on disposal of property, plant & equipment	—	1.8	(0.9)	—	—	0.9
Acquisition and integration expenses	—	0.9	0.5	—	—	1.4

Operating (loss) income	(1.4)	5.8	7.4	2.9	—	14.7
Other (income) expense, net	(1.6)	(1.0)	0.4	—	—	(2.2)
Intercompany interest expense (income), net	—	10.8	(10.8)	—	—	—
Interest expense, net	0.2	7.4	20.2	—	—	27.8

(Loss) income before income tax (benefit) expense and equity (loss) income	—	(11.4)	(2.4)	2.9	—	(10.9)
Income tax (benefit) expense	—	(4.2)	(4.9)	0.1	—	(9.0)
Equity (loss) income	(3.3)	—	1.8	—	1.5	—

Net (loss) income	$(3.3)	$(7.2)	$4.3	$2.8	$1.5	$(1.9)
Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss) income attributed to Cott Corporation	$(3.3)	$(7.2)	$4.3	$1.4	$1.5	$(3.3)

Comprehensive (loss) income attributed to Cott Corporation	$(5.9)	$(7.2)	$30.8	$(0.6)	$(23.0)	$(5.9)

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

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of April 2, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.9	$20.5	$25.0	$4.7	$—	$55.1
Accounts receivable, net of allowance	18.4	112.4	239.6	11.2	(61.2)	320.4
Income taxes recoverable	—	1.8	0.3	0.2	(1.4)	0.9
Inventories	16.6	27.9	203.8	6.4	—	254.7
Prepaid expenses and other assets	2.1	7.8	10.6	0.4	—	20.9

Total current assets	42.0	170.4	479.3	22.9	(62.6)	652.0
Property, plant & equipment, net	30.8	371.2	366.1	6.5	—	774.6
Goodwill	21.0	579.2	179.6	—	—	779.8
Intangibles and other assets, net	1.0	395.1	313.0	1.8	—	710.9
Deferred tax assets	10.2	—	44.2	0.2	(44.3)	10.3
Due from affiliates	393.2	—	544.4	—	(937.6)	—
Investments in subsidiaries	366.6	—	400.1	—	(766.7)	—

Total assets	$864.8	$1,515.9	$2,326.7	$31.4	$(1,811.2)	$2,927.6

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$30.7	$—	$32.1	$—	$—	$62.8
Current maturities of long-term debt	—	—	3.2	0.2	—	3.4
Accounts payable and accrued liabilities	59.3	135.3	280.9	7.8	(62.6)	420.7

Total current liabilities	90.0	135.3	316.2	8.0	(62.6)	486.9
Long-term debt	—	388.6	1,135.5	—	—	1,524.1
Deferred tax liabilities	—	93.2	17.0	—	(44.3)	65.9
Other long-term liabilities	0.5	35.5	34.6	1.2	—	71.8
Due to affiliates	1.1	543.3	365.0	28.2	(937.6)	—

Total liabilities	91.6	1,195.9	1,868.3	37.4	(1,044.5)	2,148.7
Equity
Common shares, no par	682.2	355.5	849.9	40.2	(1,245.6)	682.2
Additional paid-in-capital	50.8	—	—	—	—	50.8
Retained earnings (deficit)	119.0	(35.3)	(432.3)	(58.9)	526.5	119.0
Accumulated other comprehensive
(loss) income	(78.8)	(0.2)	40.8	7.0	(47.6)	(78.8)

Total Cott Corporation equity	773.2	320.0	458.4	(11.7)	(766.7)	773.2
Non-controlling interests	—	—	—	5.7	—	5.7

Total equity	773.2	320.0	458.4	(6.0)	(766.7)	778.9

Total liabilities and equity	$864.8	$1,515.9	$2,326.7	$31.4	$(1,811.2)	$2,927.6

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 2, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$20.8	$12.8	$38.4	$5.1	$—	$77.1
Accounts receivable, net of allowance	18.3	122.6	184.6	13.0	(45.2)	293.3
Income taxes recoverable	—	0.5	0.9	0.2	—	1.6
Inventories	13.0	31.4	199.4	5.6	—	249.4
Prepaid expenses and other assets	2.2	4.8	10.0	0.2	—	17.2

Total current assets	54.3	172.1	433.3	24.1	(45.2)	638.6
Property, plant & equipment, net	29.7	372.6	360.8	6.7	—	769.8
Goodwill	19.8	579.1	160.7	—	—	759.6
Intangibles and other assets, net	0.8	402.5	305.6	2.8	—	711.7
Deferred tax assets	7.4	—	38.2	0.2	(38.2)	7.6
Due from affiliates	400.1	—	544.3	—	(944.4)	—
Investments in subsidiaries	176.3	—	400.0	—	(576.3)	—

Total assets	$688.4	$1,526.3	$2,242.9	$33.8	$(1,604.1)	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$122.0	$—	$—	$122.0
Current maturities of long-term debt	—	—	3.0	0.4	—	3.4
Accounts payable and accrued liabilities	47.6	131.8	295.1	8.3	(45.2)	437.6

Total current liabilities	47.6	131.8	420.1	8.7	(45.2)	563.0
Long-term debt	—	390.1	1,135.3	—	—	1,525.4
Deferred tax liabilities	—	97.7	17.0	—	(38.2)	76.5
Other long-term liabilities	0.5	36.2	38.7	1.1	—	76.5
Due to affiliates	1.0	543.3	371.9	28.2	(944.4)	—

Total liabilities	49.1	1,199.1	1,983.0	38.0	(1,027.8)	2,241.4
Equity
Common shares, no par	534.7	355.5	683.1	38.6	(1,077.2)	534.7
Additional paid-in-capital	51.2	—	—	—	—	51.2
Retained earnings (deficit)	129.6	(28.1)	(437.5)	(58.4)	524.0	129.6
Accumulated other comprehensive (loss) income	(76.2)	(0.2)	14.3	9.0	(23.1)	(76.2)

Total Cott Corporation equity	639.3	327.2	259.9	(10.8)	(576.3)	639.3
Non-controlling interests	—	—	—	6.6	—	6.6

Total equity	639.3	327.2	259.9	(4.2)	(576.3)	645.9

Total liabilities and equity	$688.4	$1,526.3	$2,242.9	$33.8	$(1,604.1)	$2,887.3

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(136.8)	$26.1	$89.7	$4.7	$(2.4)	$(18.7)

Investing Activities
Acquisition, net of cash received	(43.2)	(1.2)	—	—	—	(44.4)
Additions to property, plant & equipment	(0.4)	(16.8)	(12.0)	(0.3)	—	(29.5)
Additions to intangibles and other assets	(0.1)	(0.5)	(1.7)	—	—	(2.3)
Proceeds from sale of property, plant & equipment	—	0.1	2.6	—	—	2.7

Net cash used in investing activities	(43.7)	(18.4)	(11.1)	(0.3)	—	(73.5)

Financing Activities
Payments of long-term debt	—	—	(1.0)	(0.1)	—	(1.1)
Borrowings under ABL	87.6	—	409.6	—	—	497.2
Payments under ABL	(58.8)	—	(499.5)	—	—	(558.3)
Distributions to non-controlling interests	—	—	—	(2.3)	—	(2.3)
Issuance of common shares	144.1	—	—	—	—	144.1
Common shares repurchased and cancelled	(1.1)	—	—	—	—	(1.1)
Dividends paid to common shareowners	(7.3)	—	—	—	—	(7.3)
Intercompany dividends	—	—	—	(2.4)	2.4	—

Net cash provided by (used in) financing activities	164.5	—	(90.9)	(4.8)	2.4	71.2
Effect of exchange rate changes on cash	0.1	—	(1.1)	—	—	(1.0)

Net (decrease) increase in cash & cash equivalents	(15.9)	7.7	(13.4)	(0.4)	—	(22.0)

Cash & cash equivalents, beginning of period	20.8	12.8	38.4	5.1	—	77.1

Cash & cash equivalents, end of period	$4.9	$20.5	$25.0	$4.7	$—	$55.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 4, 2015
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$4.4	$0.6	$(3.6)	$1.7	$(4.2)	$(1.1)

Investing Activities
Additions to property, plant & equipment	(0.3)	(18.4)	(8.6)	—	—	(27.3)
Additions to intangibles and other assets	—	(1.8)	(0.3)	—	—	(2.1)
Proceeds from sale of property, plant & equipment	—	—	0.4	—	—	0.4

Net cash used in investing activities	(0.3)	(20.2)	(8.5)	—	—	(29.0)

Financing Activities
Payments of long-term debt	—	—	(0.5)	(0.3)	—	(0.8)
Borrowings under ABL	—	—	94.8	—	—	94.8
Payments under ABL	—	—	(102.8)	—	—	(102.8)
Distributions to non-controlling interests	—	—	—	(2.0)	—	(2.0)
Proceeds from the exercise of options for common shares, net	0.1	—	—	—	—	0.1
Common shares repurchased and cancelled	(0.7)	—	—	—	—	(0.7)
Dividends paid to common and preferred shareowners	(9.0)	—	—	—	—	(9.0)
Intercompany dividends	—	—	(2.1)	(2.1)	4.2	—

Net cash used in financing activities	(9.6)	—	(10.6)	(4.4)	4.2	(20.4)
Effect of exchange rate changes on cash	(0.4)	—	(0.7)	(0.1)	—	(1.2)

Net decrease in cash & cash equivalents	(5.9)	(19.6)	(23.4)	(2.8)	—	(51.7)

Cash & cash equivalents, beginning of period	6.2	34.4	38.2	7.4	—	86.2

Cash & cash equivalents, end of period	$0.3	$14.8	$14.8	$4.6	$—	$34.5

Guarantor Subsidiaries for 2020 Notes and 2022 Notes

The 2022 Notes and 2020 Notes, each issued by our 100% owned subsidiary Cott Beverages Inc. (“CBI”), are guaranteed on a senior basis pursuant to guarantees by Cott Corporation and certain other 100% owned direct and indirect subsidiaries (the “Cott Guarantor Subsidiaries”). CBI and each Cott Guarantor Subsidiary is 100% owned by Cott Corporation. The guarantees of the 2020 Notes and the 2022 Notes by Cott Corporation and the Cott Guarantor Subsidiaries are full and unconditional, and all such guarantees are joint and several. The guarantees of the Cott Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$33.8	$168.9	$481.0	$28.5	$(13.8)	$698.4
Cost of sales	29.7	146.0	299.6	22.9	(13.8)	484.4

Gross profit	4.1	22.9	181.4	5.6	—	214.0
Selling, general and administrative expenses	5.5	28.1	160.7	2.7	—	197.0
Loss on disposal of property, plant & equipment	—	0.3	0.6	—	—	0.9
Acquisition and integration expenses	—	0.3	1.1	—	—	1.4

Operating (loss) income	(1.4)	(5.8)	19.0	2.9	—	14.7
Other income, net	(1.6)	(0.1)	(0.5)	—	—	(2.2)
Intercompany interest (income) expense, net	—	(11.4)	11.4	—	—	—
Interest expense, net	0.2	20.1	7.5	—	—	27.8

(Loss) income before income tax (benefit) expense and equity (loss) income	—	(14.4)	0.6	2.9	—	(10.9)
Income tax (benefit) expense	—	(5.6)	(3.5)	0.1	—	(9.0)
Equity (loss) income	(3.3)	1.5	0.3	—	1.5	—

Net (loss) income	$(3.3)	$(7.3)	$4.4	$2.8	$1.5	$(1.9)
Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss) income attributed to Cott Corporation	$(3.3)	$(7.3)	$4.4	$1.4	$1.5	$(3.3)

Comprehensive (loss) income attributed to Cott Corporation	$(5.9)	$(7.4)	$31.0	$(0.6)	$(23.0)	$(5.9)

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

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of April 2, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.9	$1.0	$44.5	$4.7	$—	$55.1
Accounts receivable, net of allowance	18.4	94.7	380.2	11.2	(184.1)	320.4
Income taxes recoverable	—	—	2.1	0.2	(1.4)	0.9
Inventories	16.6	78.0	153.7	6.4	—	254.7
Prepaid expenses and other assets	2.1	6.3	12.1	0.4	—	20.9

Total current assets	42.0	180.0	592.6	22.9	(185.5)	652.0
Property, plant & equipment, net	30.8	160.3	577.0	6.5	—	774.6
Goodwill	21.0	4.5	754.3	—	—	779.8
Intangibles and other assets, net	1.0	79.6	628.5	1.8	—	710.9
Deferred tax assets	10.2	44.2	—	0.2	(44.3)	10.3
Due from affiliates	393.2	586.2	142.6	—	(1,122.0)	—
Investments in subsidiaries	366.6	847.3	702.6	—	(1,916.5)	—

Total assets	$864.8	$1,902.1	$3,397.6	$31.4	$(3,268.3)	$2,927.6
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$30.7	$32.1	$—	$—	$—	$62.8
Current maturities of long-term debt	—	2.7	0.5	0.2	—	3.4
Accounts payable and accrued liabilities	59.3	227.1	312.0	7.8	(185.5)	420.7

Total current liabilities	90.0	261.9	312.5	8.0	(185.5)	486.9
Long-term debt	—	1,134.2	389.9	—	—	1,524.1
Deferred tax liabilities	—	—	110.2	—	(44.3)	65.9
Other long-term liabilities	0.5	19.7	50.4	1.2	—	71.8
Due to affiliates	1.1	141.6	951.1	28.2	(1,122.0)	—

Total liabilities	91.6	1,557.4	1,814.1	37.4	(1,351.8)	2,148.7
Equity
Common shares, no par	682.2	701.4	1,653.8	40.2	(2,395.4)	682.2
Additional paid-in-capital	50.8	—	—	—	—	50.8
Retained earnings (deficit)	119.0	(339.9)	(127.7)	(58.9)	526.5	119.0
Accumulated other comprehensive (loss) income	(78.8)	(16.8)	57.4	7.0	(47.6)	(78.8)

Total Cott Corporation equity	773.2	344.7	1,583.5	(11.7)	(1,916.5)	773.2
Non-controlling interests	—	—	—	5.7	—	5.7

Total equity	773.2	344.7	1,583.5	(6.0)	(1,916.5)	778.9

Total liabilities and equity	$864.8	$1,902.1	$3,397.6	$31.4	$(3,268.3)	$2,927.6

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 2, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$20.8	$1.0	$50.2	$5.1	$—	$77.1
Accounts receivable, net of allowance	18.3	63.3	361.8	13.0	(163.1)	293.3
Income taxes recoverable	—	0.6	0.8	0.2	—	1.6
Inventories	13.0	76.7	154.1	5.6	—	249.4
Prepaid expenses and other assets	2.2	4.6	10.2	0.2	—	17.2

Total current assets	54.3	146.2	577.1	24.1	(163.1)	638.6
Property, plant & equipment, net	29.7	163.3	570.1	6.7	—	769.8
Goodwill	19.8	4.5	735.3	—	—	759.6
Intangibles and other assets, net	0.8	79.2	628.9	2.8	—	711.7
Deferred tax assets	7.4	38.2	—	0.2	(38.2)	7.6
Due from affiliates	400.1	587.5	2.6	—	(990.2)	—
Investments in subsidiaries	176.3	847.3	702.5	—	(1,726.1)	—

Total assets	$688.4	$1,866.2	$3,216.5	$33.8	$(2,917.6)	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$122.0	$—	$—	$—	$122.0
Current maturities of long-term debt	—	2.6	0.4	0.4	—	3.4
Accounts payable and accrued liabilities	47.6	234.6	310.2	8.3	(163.1)	437.6

Total current liabilities	47.6	359.2	310.6	8.7	(163.1)	563.0
Long-term debt	—	1,134.1	391.3	—	—	1,525.4
Deferred tax liabilities	—	—	114.7	—	(38.2)	76.5
Other long-term liabilities	0.5	20.0	54.9	1.1	—	76.5
Due to affiliates	1.0	1.6	959.4	28.2	(990.2)	—

Total liabilities	49.1	1,514.9	1,830.9	38.0	(1,191.5)	2,241.4
Equity
Common shares, no par	534.7	701.5	1,486.9	38.6	(2,227.0)	534.7
Additional paid-in-capital	51.2	—	—	—	—	51.2
Retained earnings (deficit)	129.6	(333.5)	(132.1)	(58.4)	524.0	129.6
Accumulated other comprehensive (loss) income	(76.2)	(16.7)	30.8	9.0	(23.1)	(76.2)

Total Cott Corporation equity	639.3	351.3	1,385.6	(10.8)	(1,726.1)	639.3
Non-controlling interests	—	—	—	6.6	—	6.6

Total equity	639.3	351.3	1,385.6	(4.2)	(1,726.1)	645.9

Total liabilities and equity	$688.4	$1,866.2	$3,216.5	$33.8	$(2,917.6)	$2,887.3

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(136.8)	$99.0	$16.8	$4.7	$(2.4)	$(18.7)

Investing Activities
Acquisition, net of cash received	(43.2)	—	(1.2)	—	—	(44.4)
Additions to property, plant & equipment	(0.4)	(6.7)	(22.1)	(0.3)	—	(29.5)
Additions to intangibles and other assets	(0.1)	(1.7)	(0.5)	—	—	(2.3)
Proceeds from sale of property, plant & equipment	—	—	2.7	—	—	2.7

Net cash used in investing activities	(43.7)	(8.4)	(21.1)	(0.3)	—	(73.5)

Financing Activities
Payments of long-term debt	—	(0.7)	(0.3)	(0.1)	—	(1.1)
Borrowings under ABL	87.6	409.6	—	—	—	497.2
Payments under ABL	(58.8)	(499.5)	—	—	—	(558.3)
Distributions to non-controlling interests	—	—	—	(2.3)	—	(2.3)
Issuance of common shares	144.1	—	—	—	—	144.1
Common shares repurchased and cancelled	(1.1)	—	—	—	—	(1.1)
Dividends paid to common shareowners	(7.3)	—	—	—	—	(7.3)
Intercompany dividends	—	—	—	(2.4)	2.4	—

Net cash provided by (used in) financing activities	164.5	(90.6)	(0.3)	(4.8)	2.4	71.2
Effect of exchange rate changes on cash	0.1	—	(1.1)	—	—	(1.0)

Net decrease in cash & cash equivalents	(15.9)	0.0	(5.7)	(0.4)	—	(22.0)

Cash & cash equivalents, beginning of period	20.8	1.0	50.2	5.1	—	77.1

Cash & cash equivalents, end of period	$4.9	$1.0	$44.5	$4.7	$—	$55.1

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 4, 2015
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$4.4	$16.9	$(19.9)	$1.7	$(4.2)	$(1.1)

Investing Activities
Additions to property, plant & equipment	(0.3)	(6.9)	(20.1)	—	—	(27.3)
Additions to intangibles and other assets	—	(0.3)	(1.8)	—	—	(2.1)
Proceeds from sale of property, plant & equipment	—	0.4	—	—	—	0.4

Net cash used in investing activities	(0.3)	(6.8)	(21.9)	—	—	(29.0)

Financing Activities
Payments of long-term debt	—	(0.4)	(0.1)	(0.3)	—	(0.8)
Borrowings under ABL	—	85.9	8.9	—	—	94.8
Payments under ABL	—	(102.8)	—	—	—	(102.8)
Distributions to non-controlling interests	—	—	—	(2.0)	—	(2.0)
Proceeds from the exercise of options for common shares, net	0.1	—	—	—	—	0.1
Common shares repurchased and cancelled	(0.7)	—	—	—	—	(0.7)
Dividends paid to common and preferred shareowners	(9.0)	—	—	—	—	(9.0)
Intercompany dividends	—	—	(2.1)	(2.1)	4.2	—

Net cash (used in) provided by financing activities	(9.6)	(17.3)	6.7	(4.4)	4.2	(20.4)
Effect of exchange rate changes on cash	(0.4)	—	(0.7)	(0.1)	—	(1.2)

Net decrease in cash & cash equivalents	(5.9)	(7.2)	(35.8)	(2.8)	—	(51.7)

Cash & cash equivalents, beginning of period	6.2	8.6	64.0	7.4	—	86.2

Cash & cash equivalents, end of period	$0.3	$1.4	$28.2	$4.6	$—	$34.5

Note 15—Subsequent Events

On May 3, 2016, our board of directors declared a dividend of $0.06 per share on common shares, payable in cash on June 15, 2016 to shareowners of record at the close of business on June 3, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended January 2, 2016 (our “2015 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2015 Annual Report.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. During the first three months of 2016, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the three months ended April 2, 2016 and April 4, 2015 accounted for 18.2% and 18.6% of total revenue, respectively.

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

Acquisition and Financing Transactions

On March 9, 2016, we completed a public offering, on a bought deal basis, of 12,765,000 common shares at a price of $11.80 per share for total gross proceeds to us of $150.6 million (the “2016 Offering”). We incurred $6.0 million of underwriter commissions, $0.8 million in professional fees and a $1.7 million deferred tax benefit to common share capital in connection with the 2016 Offering. The net proceeds of the 2016 Offering were used to repay a portion of the borrowings under our asset based lending facility (“ABL facility”), to finance potential acquisitions and for general corporate purposes.

On January 4, 2016, we acquired 100% of the share capital of Aquaterra Corporation, a Canadian direct-to-consumer HOD bottled water business (“Aquaterra”), for an aggregate purchase price of approximately C$62 million (approximately U.S. $44.5 million at exchange rates in effect on January 4, 2016)(the “Aquaterra Acquisition”).

During the three months ended April 2, 2016, we, through our DSS reporting segment, acquired two HOD water businesses for an aggregate cash purchase price of $1.2 million. We have accounted for all of these transactions as business combinations in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our 2015 Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in a highly competitive beverage category;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	a loss of or a reduction in business in our traditional business with key customers, particularly Walmart;

•	consolidation of retail customers;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	our ability to realize the expected benefits of our acquisition of DSS (the “DSS Acquisition”) because of integration difficulties and other challenges;

•	the limited nature of our indemnification rights under the DSS merger agreement;

•	the incurrence of substantial indebtedness to finance the DSS Acquisition;

•	our exposure to intangible asset risk;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness and our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company; or

•	our ability to maintain our quarterly dividend.

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

We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), on both a global and reporting segment basis, which is GAAP earnings (loss) attributed to Cott Corporation before interest expense, provision (benefit) for income taxes, depreciation and amortization, net income attributable to non-controlling interests and accumulated dividends on preferred shares. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, on both a global and reporting segment basis, which is EBITDA excluding acquisition and integration costs, net, purchase accounting adjustments, net, unrealized gain on commodity hedging instruments, net, unrealized foreign exchange and other gains, net, loss on disposal of property, plant and equipment, and other adjustments, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net loss, which is GAAP loss excluding acquisition and integration costs, purchase accounting adjustments, unrealized gain on commodity hedging instruments, unrealized foreign exchange and other gains, loss on disposal of property, plant and equipment, and other adjustments, as well as adjusted net loss per diluted common share, which is adjusted net loss divided by diluted weighted average common shares outstanding. We consider these measures to be indicators of our operating performance.

Additionally, we supplement our reporting of net cash used in operating activities determined in accordance with GAAP by excluding additions to property, plant & equipment to present free cash flow and adjusted free cash flow (which is free cash flow excluding cash collateral costs), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary Financial Results

Our net loss for the three months ended April 2, 2016 (the “first quarter”) was $3.3 million or $0.03 net loss per diluted common share, compared with net loss of $6.0 million or $0.06 per diluted common share for the three months ended April 4, 2015.

The following items of significance affected our financial results for the first quarter of 2016:

•	Net revenue decreased 1.6% from the prior year period due primarily to the mix shift from private label to contract manufacturing in our traditional business, partially offset by growth in our DSS reporting segment and the addition of the Aquaterra business. Excluding the impact of foreign exchange, net revenue was flat as compared to the prior year period;

•	Gross profit as a percentage of net revenue increased to 30.6% for the first quarter from 28.4% in the prior year period due primarily to ongoing operational leverage in our DSS reporting segment, the addition of the Aquaterra business and cost and efficiency initiatives in our traditional business, partially offset by unfavorable foreign exchange rates, increased operational costs associated with fleet maintenance and unscheduled plant downtime, as well as costs associated with a new age beverage product launch;

•	Selling, general and administrative (“SG&A”) expenses for the first quarter increased to $197.0 million from $188.5 million in the prior year period due primarily to the Aquaterra Acquisition;

•	Other income, net for the first quarter decreased to $2.2 million from $10.4 million in the prior year period due primarily to the reduction of net gains on foreign currency transactions;

•	Interest expense, net was $27.8 million in the first quarter compared to $27.7 million in the prior year period as debt balances for the first quarter were consistent with the prior year period;

•	Adjusted EBITDA decreased to $70.9 million in the first quarter compared to $73.7 million in the prior year period due to the items listed above;

•	Adjusted net loss and adjusted net loss per diluted common share were $2.5 million and $0.02, respectively, in the first quarter compared to adjusted net loss of $7.7 million and adjusted net loss per diluted common share of $0.08 in the prior year period; and

•	Cash flows used in operating activities was $18.7 million in the first quarter compared to $1.1 million in the prior year period. The $17.6 million increase was due primarily to the timing of accounts receivable receipts and accounts payable payments relative to the prior year period, partially offset by the release of cash collateral held by third parties in the prior period.

Results of Operations

The following table summarizes our consolidated statements of operations as a percentage of revenue for the three months ended April 2, 2016 and April 4, 2015:

	For the Three Months Ended
	April 2, 2016		April 4, 2015
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	698.4	100.0	709.8	100.0
Cost of sales	484.4	69.4	508.5	71.6

Gross profit	214.0	30.6	201.3	28.4
SG&A expenses	197.0	28.2	188.5	26.6
Loss on disposal of property, plant & equipment	0.9	0.1	1.4	0.2
Acquisition and integration expenses	1.4	0.2	4.7	0.7

Operating income	14.7	2.1	6.7	0.9
Other income, net	(2.2)	(0.3)	(10.4)	(1.5)
Interest expense, net	27.8	4.0	27.7	3.9

Loss before income taxes	(10.9)	(1.6)	(10.6)	(1.5)
Income tax benefit	(9.0)	(1.3)	(9.4)	(1.3)

Net loss	(1.9)	(0.3)	(1.2)	(0.2)
Less: Net income attributable to non-controlling interests	1.4	0.2	1.3	0.2
Less: Accumulated dividends on preferred shares	—	—	3.5	0.5

Net loss attributed to Cott Corporation	(3.3)	(0.5)	(6.0)	(0.8)

Depreciation & amortization	52.5	7.5	57.4	8.1

The following table summarizes the change in revenue by reporting segment for the three months ended April 2, 2016:

	For the Three Months Ended April 2, 2016
		Cott
(in millions of U.S. dollars,		North	Cott	All
except percentage amounts)	DSS	America	U.K.	Other	Eliminations	Total
Change in revenue	$17.0	$(15.4)	$(11.6)	$0.6	$(2.0)	$(11.4)
Impact of foreign exchange[1]	—	3.3	6.9	1.0	—	11.2

Change excluding foreign exchange	$17.0	$(12.1)	$(4.7)	$1.6	$(2.0)	$(0.2)

Percentage change in revenue	7.1%	(4.7)%	(8.8)%	4.6%	45.5%	(1.6)%

Percentage change in revenue excluding foreign exchange	7.1%	(3.7)%	(3.6)%	12.3%	45.5%	(0.0)%

1.	Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for the three months ended April 2, 2016 and April 4, 2015 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2016	April 4, 2015
Revenue, net
DSS	$257.3	$240.3
Cott North America	313.3	328.7
Cott U.K.	120.6	132.2
All Other	13.6	13.0
Eliminations	(6.4)	(4.4)

Total	$698.4	$709.8

Gross profit
DSS	$154.4	$139.9
Cott North America	34.9	41.5
Cott U.K.	19.7	15.6
All Other	5.0	4.3

Total	$214.0	$201.3

Operating income (loss)
DSS	$5.7	$(1.5)
Cott North America	0.6	7.2
Cott U.K.	9.9	3.9
All Other	2.5	1.6
Corporate	(4.0)	(4.5)

Total	$14.7	$6.7

The following tables summarize net revenue by channel for the three months ended April 2, 2016 and April 4, 2015:

	For the Three Months Ended April 2, 2016
		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$16.9	$248.5	$51.0	$0.5	$(0.4)	$316.5
Branded retail	24.3	26.8	36.6	0.8	(0.3)	88.2
Contract packaging	—	31.4	28.3	4.7	(2.1)	62.3
Home and office bottled water delivery	162.0	—	—	—	—	162.0
Office coffee services	31.5	—	—	—	—	31.5
Concentrate and other	22.6	6.6	4.7	7.6	(3.6)	37.9

Total	$257.3	$313.3	$120.6	$13.6	$(6.4)	$698.4

	For the Three Months Ended April 4, 2015
		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$15.6	$267.5	$60.5	$1.2	$(0.3)	$344.5
Branded retail	19.7	27.1	41.2	1.1	(0.4)	88.7
Contract packaging	—	25.7	28.4	4.0	(0.2)	57.9
Home and office bottled water delivery	149.6	—	—	—	—	149.6
Office coffee services	32.0	—	—	—	—	32.0
Concentrate and other	23.4	8.4	2.1	6.7	(3.5)	37.1

Total	$240.3	$328.7	$132.2	$13.0	$(4.4)	$709.8

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended April 2, 2016 and April 4, 2015:

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2016	April 4, 2015
Net loss attributed to Cott Corporation	$(3.3)	$(6.0)
Interest expense, net	27.8	27.7
Income tax benefit	(9.0)	(9.4)
Depreciation & amortization	52.5	57.4
Net income attributable to non-controlling interests	1.4	1.3
Accumulated dividends on preferred shares	—	3.5

EBITDA	$69.4	$74.5
Acquisition and integration costs, net	1.4	4.7
Purchase accounting adjustments, net	0.5	4.2
Unrealized commodity hedging gain, net	—	(0.3)
Unrealized foreign exchange and other gains, net	(2.6)	(10.9)
Loss on disposal of property, plant & equipment	0.9	1.5
Other adjustments	1.3	—

Adjusted EBITDA	$70.9	$73.7

The following table summarizes our adjusted net loss and adjusted net loss per common share for the three months ended April 2, 2016 and April 4, 2015:

	For the Three Months Ended
(in millions of U.S. dollars, except share amounts)	April 2, 2016	April 4, 2015
Net loss attributed to Cott Corporation	$(3.3)	$(6.0)
Acquisition and integration costs, net of tax	0.9	3.0
Purchase accounting adjustments, net of tax	0.4	2.7
Unrealized commodity hedging gain, net of tax	—	(0.2)
Unrealized foreign exchange and other gains, net of tax	(1.8)	(8.1)
Loss on disposal of property, plant & equipment, net of tax	0.3	0.9
Other adjustments, net of tax	1.0	—

Adjusted net loss attributed to Cott Corporation	$(2.5)	$(7.7)

Adjusted net loss per common share attributed to Cott Corporation
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)
Weighted average common shares outstanding (in millions)
Basic	113.3	93.2
Diluted	113.3	93.2

The following table summarizes our free cash flow and adjusted free cash flow for the three months ended April 2, 2016 and April 4, 2015:

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2016	April 4, 2015
Net cash used in operating activities	$(18.7)	$(1.1)
Less: Additions to property, plant & equipment	(29.5)	(27.3)

Free Cash Flow	$(48.2)	$(28.4)

Plus:
Cash collateral[1]	—	(29.4)

Adjusted Free Cash Flow	$(48.2)	$(57.8)

1.	In connection with the DSS Acquisition, $29.4 million of cash was required to collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings under our ABL facility, and the cash collateral was included within prepaid and other current assets on our consolidated balance sheet at January 3, 2015. Subsequent to January 3, 2015, additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company and used to repay a portion of our outstanding ABL facility.

Revenue, Net

Net revenue decreased $11.4 million, or 1.6%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, net revenue was flat in the first quarter as compared to the prior year period.

DSS revenue increased $17.0 million, or 7.1%, in the first quarter from the comparable prior year period due primarily to the addition of the Aquaterra business, growth in HOD bottled water, single cup coffee delivery and retail sales, partially offset by a declining energy surcharge as a result of lower diesel fuel prices and reduced sales in traditional brew basket coffee.

Cott North America revenue decreased $15.4 million, or 4.7%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue decreased 3.7%, due primarily to an overall product mix shift into contract manufacturing.

Cott U.K. revenue decreased $11.6 million, or 8.8%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue decreased 3.6%, due primarily to the competitive environment and an adverse product mix shift. We expect the competitive environment in the United Kingdom to affect revenues over the next several years as a result of several factors, including narrowed price gaps in the energy drink category, increased import activity into the United Kingdom from Continental Europe aided by the weakening of the Euro against the British pound sterling, and the ceding of market share by large format retailers to small format discount retailers, which is a customer segment in which the Cott U.K. reporting segment has historically had relatively less penetration.

All Other revenue increased $0.6 million, or 4.6%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue increased 12.3%, due primarily to growth in emerging markets.

Cost of Sales

Cost of sales represented 69.4% of revenue in the first quarter, compared to 71.6% in the comparable prior year period. The decrease in cost of sales as a percentage of revenue was due primarily to the addition of the Aquaterra business and the growth in contract manufacturing.

Gross Profit

Gross profit as a percentage of revenue increased to 30.6% in the first quarter from 28.4% in the comparable prior year period due primarily to ongoing operational leverage in our DSS reporting segment, the addition of the Aquaterra business and cost and efficiency initiatives in our traditional business, partially offset by unfavorable foreign exchange rates, increased operational costs associated with fleet maintenance and unscheduled plant downtime, as well as costs associated with a new age beverage product launch.

Selling, General and Administrative Expenses

SG&A expenses increased to $197.0 million in the first quarter from $188.5 million in the comparable prior year period due primarily to the addition of the Aquaterra business.

Operating Income

Operating income increased to $14.7 million in the first quarter from $6.7 million in the comparable prior year period due primarily to higher gross profit as a percentage of revenue and the reduction of acquisition and integration expenses incurred in the comparable prior year period, partially offset by higher SG&A expenses.

Other Income, Net

Other income, net decreased to $2.2 million in the first quarter from $10.4 million in the comparable prior year period due primarily to the reduction of net gains on foreign currency transactions.

Income Tax Benefit

Income tax benefit was $9.0 million in the first quarter compared to $9.4 million in the comparable prior year period. As we have significant global permanent book to tax differences that exceed our estimated income before taxes on an annual basis, small changes in our estimated income before taxes or changes in year to date income before taxes between jurisdictions can cause material fluctuations in our estimated effective tax rate on a quarterly basis. We have therefore calculated our quarterly income tax provision for the fiscal quarters ended April 2, 2016 and April 4, 2015 on a discrete basis for the United States rather than using the estimated annual effective tax rate for the year, in accordance with ASC 740, Income Taxes. The first quarter’s effective income tax rate was 82.6% compared to 88.7% in the comparable prior year period.

Liquidity and Capital Resources

As of April 2, 2016, we had total debt of $1,590.3 million and $55.1 million of cash and cash equivalents compared to $1,650.8 million of debt and $77.1 million of cash and cash equivalents as of January 2, 2016.

We believe that our level of resources, which includes cash on hand, available borrowings under our ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or the $625.0 million 6.750% senior notes due 2020 (“2020 Notes”), the $525.0 million 5.375% senior notes due 2022 (“2022 Notes”), or the $350.0 million 10.000% senior secured notes due 2021 (“DSS Notes”) were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2020 Notes, 2022 Notes, and DSS Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. The ABL facility and the DSS Notes are secured by substantially all of our assets and those of the respective guarantor subsidiaries. If the ABL facility or the DSS Notes were to become currently due, the lenders or the trustee, as applicable, may have the right to foreclose on such assets subject to the terms of an intercreditor agreement that gives priority to the rights of the ABL lender. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

As of April 2, 2016, our total availability under the ABL facility was $342.2 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the March month end under the terms of the credit agreement governing the ABL facility). We had $62.8 million of outstanding borrowings under the ABL facility and $40.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $238.5 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

We earn most of our consolidated operating income in subsidiaries located outside of Canada. We have not provided for federal, state and foreign deferred income taxes on the undistributed earnings of our non-Canadian subsidiaries. We expect that these earnings will be permanently reinvested by such subsidiaries except in certain instances where repatriation attributable to current earnings results in minimal or no tax consequences.

We expect existing cash, cash equivalents, cash flows from operations and the issuance of debt to continue to be sufficient to fund our operating, investing and financing activities. In addition, we expect existing cash, cash equivalents, and cash flows from operations outside Canada to continue to be sufficient to fund our subsidiary operating activities.

In the future, should we require more capital to fund discretionary activities in Canada than is generated by our Canadian operations and is available through the issuance of debt or stock in Canada, we could elect to repatriate future periods’ earnings from subsidiary jurisdictions. This alternative could result in a higher effective tax rate during the period of repatriation. While the likelihood is remote, we could also elect to repatriate earnings from subsidiary jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to additional Canadian income taxes and withholding taxes payable to various subsidiary jurisdictions, where applicable. This alternative could result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period subsidiary earnings.

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

A dividend of $0.06 per common share was declared during the first quarter of 2016 for a dividend payment of approximately $7.3 million.

The following table summarizes our cash flows for the three months ended April 2, 2016 and April 4, 2015, as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	For the Three Months Ended
(in millions of U.S. dollars)	April 2, 2016	April 4, 2015
Net cash used in operating activities	$(18.7)	$(1.1)
Net cash used in investing activities	(73.5)	(29.0)
Net cash provided by (used in) financing activities	71.2	(20.4)
Effect of exchange rate changes on cash	(1.0)	(1.2)

Net decrease in cash & cash equivalents	(22.0)	(51.7)
Cash & cash equivalents, beginning of period	77.1	86.2

Cash & cash equivalents, end of period	$55.1	$34.5

Operating Activities

Cash used in operating activities was $18.7 million during the first quarter compared to $1.1 million in the comparable prior year period. The $17.6 million increase was due primarily to the timing of accounts receivable receipts and accounts payable payments relative to the prior year period, partially offset by the release of cash collateral held by third parties in the prior period.

Investing Activities

Cash used in investing activities was $73.5 million during the first quarter compared to $29.0 million in the comparable prior year period. The $44.5 million increase was due primarily to the Aquaterra Acquisition.

Financing Activities

Cash provided by financing activities was $71.2 million during the first quarter compared to cash used in financing activities of $20.4 million in the comparable prior year period. The $91.6 million increase was due primarily to the receipt of the net proceeds from the 2016 Offering, partially offset by an increase in payments under our ABL facility net of borrowings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of April 2, 2016.

Contractual Obligations

We have no material changes to the disclosure on this matter made in our 2015 Annual Report.

Credit Ratings and Covenant Compliance

Credit Ratings

We have no material changes to the disclosure on this matter made in our 2015 Annual Report.

Covenant Compliance

Indentures governing 2022 Notes, DSS Notes and 2020 Notes

Under the indentures governing the 2022 Notes, the DSS Notes and the 2020 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of April 2, 2016, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of the 2022 Notes, the DSS Notes or the 2020 Notes, since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $40.0 million. If excess availability is less than the greater of 12.5% of the aggregate availability under the ABL facility or $50.0 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of April 2, 2016.

Issuer Purchases of Equity Securities

Tax Withholding

In the first quarter of 2016, 99,982 of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. In the first quarter of 2015, 87,157 of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 2 of this quarterly report on Form 10-Q.

Capital Structure

Since January 2, 2016, equity has increased by $133.0 million. The increase was due primarily to the issuance of common shares in the 2016 Offering of $145.5 million, partially offset by common share dividend payments of $7.3 million and distributions to non-controlling interests of $2.3 million.

Dividend Payments

Common Share Dividend

On February 17, 2016, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on March 24, 2016 to shareowners of record at the close of business on March 9, 2016. The dividend payment was approximately $7.3 million in the aggregate. On May 3, 2016, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on June 15, 2016 to shareowners of record at the close of business on June 3, 2016. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2022 Notes, the DSS Notes and the 2020 Notes, as well as other factors that the board of directors may deem relevant from time to time.

Preferred Share Dividend

As part of the acquisition of DSS, we issued preferred equity securities that required the payment of quarterly dividends (the “Preferred Shares”). On April 1, 2015, we paid dividends to the holders of the Preferred Shares for an aggregate dividend payment of approximately $3.5 million. As of June 11, 2015, all outstanding Preferred Shares were redeemed for an aggregate cash payment of $151.3 million, which included payment of $2.5 million of accrued and unpaid dividends.

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

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2015 Annual Report.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recent accounting guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes.

Currency Exchange Rate Risk

Our Cott North America and Cott U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, typically have maturities of less than eighteen months. We had outstanding foreign exchange forward contracts with notional amounts of $26.9 million and $4.5 million as of April 2, 2016 and January 2, 2016, respectively.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $62.8 million of ABL facility borrowings outstanding as of April 2, 2016, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $40.9 million of outstanding letters of credit) would result in additional interest expense of approximately $0.6 million during the next year. The weighted average interest rate of outstanding debt under our ABL facility at April 2, 2016 was 2.4%.

Commodity Price Risk

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $37.8 million and $49.3 million as of April 2, 2016 and January 2, 2016, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 2, 2016. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2016, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Reference is made to the legal proceedings described in our 2015 Annual Report.

Item 1A.	Risk Factors

There has been no material change in our risk factors since January 2, 2016. Please refer to our 2015 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Tax Withholdings

The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2016 to satisfy their tax obligations related to share-based awards.

			Total Number of	Maximum Approximate
			Common Shares	Dollar Value of
	Total		Purchased as	Common Shares
	Number of	Average Price	Part of Publicly	that May Yet Be
	Common Shares	Paid per	Announced Plans	Purchased Under the
	Purchased	Common Share	or Programs	Plans or Programs
January 2016	99,982	$10.99	N/A	N/A
February 2016	—	—	N/A	N/A
March 2016	—	—	N/A	N/A

Total	99,982

Item 6.	Exhibits

The Index to Exhibits, which appears immediately following the signature page, is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: May 9, 2016		/s/ Jay Wells
Jay Wells Chief Financial Officer (On behalf of the Company)

Date: May 9, 2016		/s/ Jason Ausher
Jason Ausher Chief Accounting Officer (Principal Accounting Officer)

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2016 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2016 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2016 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 2, 2016 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, filed May 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).