Form 10-Q
period 2016-07-02
COTT CORP /CN/
filed 2016-08-09
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 2, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2016
Common Shares, no par value per share	137,860,725 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenue, net	$765.0	$779.8	$1,463.4	$1,489.6
Cost of sales	512.4	539.2	996.8	1,047.7

Gross profit	252.6	240.6	466.6	441.9
Selling, general and administrative expenses	202.1	190.2	399.1	378.7
Loss on disposal of property, plant & equipment, net	2.2	0.2	3.1	1.6
Acquisition and integration expenses	11.7	4.1	13.1	8.8

Operating income	36.6	46.1	51.3	52.8
Other expense (income), net	3.0	1.0	0.8	(9.4)
Interest expense, net	27.0	27.9	54.8	55.6

Income (loss) before income taxes	6.6	17.2	(4.3)	6.6
Income tax benefit	2.3	1.1	11.3	10.5

Net income	$8.9	$18.3	$7.0	$17.1
Less: Net income attributable to non-controlling interests	1.5	1.7	2.9	3.0
Less: Accumulated dividends on convertible preferred shares	—	1.8	—	4.5
Less: Accumulated dividends on non-convertible preferred shares	—	0.6	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	—	12.0	—	12.0

Net income (loss) attributed to Cott Corporation	$7.4	$2.2	$4.1	$(3.8)

Net income (loss) per common share attributed to Cott Corporation
Basic	$0.06	$0.02	$0.03	$(0.04)
Diluted	$0.06	$0.02	$0.03	$(0.04)
Weighted average common shares outstanding (in thousands)
Basic	123,239	99,573	118,253	96,384
Diluted	124,180	100,165	119,038	96,384
Dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in millions of U.S. dollars)

Unaudited

		For the Three Months Ended		For the Six Months Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income		$8.9	$18.3	$7.0	$17.1
Other comprehensive (loss) income:
Currency translation adjustment		(14.7)	24.6	(17.9)	(1.3)
Pension benefit plan, net of tax	1	0.1	0.4	0.2	0.5
Unrealized gain (loss) on derivative instruments, net of tax	2	2.6	(2.8)	3.1	(2.8)

Total other comprehensive (loss) income		(12.0)	22.2	(14.6)	(3.6)

Comprehensive (loss) income		$(3.1)	$40.5	$(7.6)	$13.5
Less: Comprehensive income attributable to non-controlling interests		1.5	1.7	2.9	3.0
Less: Accumulated dividends on convertible preferred shares		—	1.8	—	4.5
Less: Accumulated dividends on non-convertible preferred shares		—	0.6	—	1.4
Less: Foreign exchange impact on redemption of preferred shares		—	12.0	—	12.0

Comprehensive (loss) income attributed to Cott Corporation		$(4.6)	$24.4	$(10.5)	$(7.4)

1.	Net of the effect of $0.1 million and $0.2 million tax benefit for the three and six months ended July 2, 2016, respectively, and net of the effect of $0.1 million and $0.2 million tax expense for the three and six months ended July 4, 2015, respectively.
2.	Net of the effect of $1.2 million and $1.4 million tax benefit for the three and six months ended July 2, 2016, respectively, and net of the effect of $1.0 million tax benefit for the three and six months ended July 4, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	July 2, 2016	January 2, 2016
ASSETS
Current assets
Cash & cash equivalents	$249.5	$77.1
Restricted cash	503.1	—
Accounts receivable, net of allowance of $7.9 ($9.2 as of January 2, 2016)	339.5	293.3
Income taxes recoverable	0.9	1.6
Inventories	247.1	249.4
Prepaid expenses and other current assets	24.1	17.2

Total current assets	1,364.2	638.6
Property, plant & equipment, net	770.2	769.8
Goodwill	777.4	759.6
Intangibles and other assets, net	690.4	711.7
Deferred tax assets	12.8	7.6

Total assets	$3,615.0	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$122.0
Current maturities of long-term debt	3.6	3.4
Accounts payable and accrued liabilities	468.0	437.6

Total current liabilities	471.6	563.0
Long-term debt	2,013.3	1,525.4
Deferred tax liabilities	63.7	76.5
Other long-term liabilities	72.5	76.5

Total liabilities	2,621.1	2,241.4
Equity
Common shares, no par - 137,860,725 (January 2, 2016 - 109,695,435) shares issued	904.9	534.7
Additional paid-in-capital	54.6	51.2
Retained earnings	119.0	129.6
Accumulated other comprehensive loss	(90.8)	(76.2)

Total Cott Corporation equity	987.7	639.3
Non-controlling interests	6.2	6.6

Total equity	993.9	645.9

Total liabilities and equity	$3,615.0	$2,887.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Operating Activities
Net income	$8.9	$18.3	$7.0	$17.1
Depreciation & amortization	53.5	58.2	106.0	115.6
Amortization of financing fees	1.3	1.1	2.5	2.4
Amortization of senior notes premium	(1.5)	(1.4)	(2.9)	(2.9)
Share-based compensation expense	3.8	3.7	6.2	6.1
Benefit for deferred income taxes	(2.1)	(5.2)	(12.9)	(16.9)
Loss on disposal of property, plant & equipment, net	2.2	0.2	3.1	1.6
Other non-cash items	2.6	(6.3)	0.9	(16.5)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25.7)	(19.4)	(47.4)	(60.7)
Inventories	4.6	6.1	1.3	(4.9)
Prepaid expenses and other current assets	(3.4)	(4.5)	(7.8)	25.8
Other assets	(1.2)	(1.3)	1.2	(3.7)
Accounts payable and accrued liabilities, and other liabilities	44.6	25.2	14.6	10.0
Income taxes recoverable	—	1.0	(2.9)	1.6

Net cash provided by operating activities	87.6	75.7	68.9	74.6

Investing Activities
Acquisitions, net of cash received	(1.8)	(0.5)	(46.2)	(0.5)
Additions to property, plant & equipment	(33.2)	(29.9)	(62.7)	(57.2)
Additions to intangibles and other assets	(1.0)	(0.1)	(3.3)	(2.2)
Proceeds from sale of property, plant & equipment and sale-leaseback	0.2	40.1	2.9	40.5
Increase in restricted cash	(2.8)	—	(2.8)	—

Net cash (used in) provided by investing activities	(38.6)	9.6	(112.1)	(19.4)

Financing Activities
Payments of long-term debt	(0.4)	(1.1)	(1.5)	(1.9)
Borrowings under ABL	123.9	654.1	621.1	748.9
Payments under ABL	(187.7)	(674.4)	(746.0)	(777.2)
Distributions to non-controlling interests	(1.0)	(1.6)	(3.3)	(3.6)
Issuance of common shares	220.1	142.5	364.2	142.6
Financing fees	—	(0.2)	—	(0.2)
Preferred shares repurchased and cancelled	—	(148.8)	—	(148.8)
Common shares repurchased and cancelled	—	—	(1.1)	(0.7)
Dividends to common and preferred shareholders	(7.4)	(9.0)	(14.7)	(18.0)
Payment of deferred consideration for acquisitions	—	(2.5)	—	(2.5)

Net cash provided by (used in) financing activities	147.5	(41.0)	218.7	(61.4)

Effect of exchange rate changes on cash	(2.1)	0.2	(3.1)	(1.0)

Net increase (decrease) in cash & cash equivalents	194.4	44.5	172.4	(7.2)
Cash & cash equivalents, beginning of period	55.1	34.5	77.1	86.2

Cash & cash equivalents, end of period	$249.5	$79.0	$249.5	$79.0

Supplemental Non-cash Investing and Financing Activities:
Long-term debt funded to escrow	$498.7	$—	$498.7	$—
Additions to property, plant & equipment through accounts payable and accrued liabilities	10.2	3.4	11.4	5.5
Acquisition related deferred consideration	—	2.5	—	11.4
Accrued deferred financing fees	9.8	0.2	9.8	0.2
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$36.1	$47.1	$55.3	$55.4
Cash (received) paid for income taxes, net	$(0.1)	$1.6	$4.1	$2.1

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at January 3, 2015	93,073	$388.3	$46.6	$158.1	$(51.0)	$6.9	$548.9
Common shares repurchased and cancelled	(87)	(0.7)	—	—	—	—	(0.7)
Common shares issued - Equity Incentive Plan	384	1.9	(1.8)	—	—	—	0.1
Common shares issued - Equity issuance	16,215	142.6	—	—	—	—	142.6
Share-based compensation	—	—	6.1	—	—	—	6.1
Common shares dividend	—	—	—	(12.1)	—	—	(12.1)
Redemption of preferred shares	—	—	—	(12.0)	—	—	(12.0)
Distributions to non-controlling interests	—	—	—	—	—	(3.6)	(3.6)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(1.3)	0.1	(1.2)
Pension benefit plan, net of tax	—	—	—	—	0.5	—	0.5
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(2.8)	—	(2.8)
Preferred shares dividend	—	—	—	(5.9)	—	—	(5.9)
Net income	—	—	—	14.1	—	3.0	17.1

Balance at July 4, 2015	109,585	$532.1	$50.9	$142.2	$(54.6)	$6.4	$677.0

Balance at January 2, 2016	109,695	$534.7	$51.2	$129.6	$(76.2)	$6.6	$645.9
Common shares repurchased and cancelled	(101)	(1.1)	—	—	—	—	(1.1)
Common shares issued - Equity Incentive Plan	353	2.7	(2.7)	—	—	—	—
Common shares issued - Equity issuance	27,853	368.0	—	—	—	—	368.0
Common shares issued - Dividend Reinvestment Plan	9	0.1	—	—	—	—	0.1
Common shares issued - Employee Stock Purchase Plan	52	0.5	(0.1)	—	—	—	0.4
Share-based compensation	—	—	6.2	—	—	—	6.2
Common shares dividend	—	—	—	(14.7)	—	—	(14.7)
Distributions to non-controlling interests	—	—	—	—	—	(3.3)	(3.3)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(17.9)	—	(17.9)
Pension benefit plan, net of tax	—	—	—	—	0.2	—	0.2
Unrealized gain on derivative instruments, net of tax	—	—	—	—	3.1	—	3.1
Net income	—	—	—	4.1	—	2.9	7.0

Balance at July 2, 2016	137,861	$904.9	$54.6	$119.0	$(90.8)	$6.2	$993.9

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1—Business and Recent Accounting Pronouncements

Description of Business

As used herein, “Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries. With the acquisitions of DS Services of America, Inc. (“DSS”) in December 2014 and the Eden Springs business (“Eden”) in August 2016, we combined leading providers in the direct-to-consumer beverage services industry with our traditional business, one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. We now have the largest volume-based national presence in the North American and European home and office delivery (“HOD”) industry for bottled water and one of the five largest national market share positions in the U.S. and European office coffee services (“OCS”) and filtration services industries. We reach over 2.3 million customers through routes located across North America and Europe supported by strategically located sales and distribution facilities and fleets. Our broad portfolio allows us to offer, on a direct-to-consumer basis, a variety of bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment. We believe we have the broadest distribution network in the direct-to-consumer beverage services industry in North America and Europe, which enables us to efficiently service residences and small and medium size businesses, as well as large corporations, universities and government agencies.

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

Significant Accounting Policies

Included in Note 1 of the 2015 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.

Restricted Cash

Restricted cash includes cash that is restricted as to withdrawal or usage. The Company’s restricted cash was $503.1 million as of July 2, 2016 on our consolidated balance sheet and consists of the proceeds from the issuance of the 5.500% senior notes due 2024 that are held in escrow to fund a portion of the purchase price for the acquisition of Eden (see Note 16 to the consolidated financial statements).

Cost of sales

We record costs associated with the manufacturing of our products in costs of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Costs incurred in shipment of products from our production facilities to customer locations are also reflected in cost of sales, with the exception of shipping and handling costs incurred to deliver products from DSS branch locations to the end-user consumer of those products which are recorded in selling, general and administrative (“SG&A”) expenses and were $78.8 million and $156.6 million for the three and six months ended July 2, 2016 and $69.7 million and $134.7 million for the three and six months ended July 4, 2015, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

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

Update ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB amended its guidance to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The amended guidance also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applied using a prospective or modified retrospective transition method, depending on the area covered in this update. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Note 2—Acquisitions

Aquaterra Acquisition

On January 4, 2016 (the “Acquisition Date”), the Company acquired 100% of the share capital of Aquaterra Corporation (“Aquaterra”) pursuant to a Share Purchase Agreement dated December 7, 2015 (the “Aquaterra Acquisition”). Aquaterra operates a Canadian direct-to-consumer HOD bottled water and OCS business. The aggregate purchase price paid by the Company in the Aquaterra Acquisition was approximately C$61.2 million (approximately U.S. $44.0 million). The purchase price was paid at closing in cash and was subject to a customary post-closing adjustment of actual working capital. The post-closing adjustment was completed in May 2016 and resulted in the payment of $0.5 million by the former owners of Aquaterra to the Company.

This acquisition supports the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as the Company’s continuing consolidation of the higher margin HOD bottled water and OCS categories. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The adjusted purchase consideration of $44.0 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed and shows the allocation after the post-closing adjustment:

			As reported at
(in millions of U.S. dollars)	Acquired Value	Adjustments	July 2, 2016
Cash	$1.3	$—	$1.3
Accounts receivable	6.2	—	6.2
Inventories	2.1	—	2.1
Prepaid expenses and other current assets	1.3	—	1.3
Property, plant & equipment	13.4	—	13.4
Goodwill	19.2	(0.5)[1]	18.7
Intangible and other assets	17.4	—	17.4
Accounts payable and accrued liabilities	(15.8)	—	(15.8)
Long-term debt	(0.3)	—	(0.3)
Other long-term liabilities	(0.3)	—	(0.3)

Total	$44.5	$(0.5)	$44.0

1.	The working capital adjustment was reflected in the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as reported at April 2, 2016. When the post-closing adjustment was completed in May 2016, an adjustment to goodwill was made as reported at July 2, 2016.

The fair values of acquired property, plant & equipment, identifiable intangible assets and deferred taxes are provisional pending validation and receipt of the final valuations for those assets. In addition, consideration for potential loss contingencies are still under review.

The amount of revenues and net income related to the Aquaterra Acquisition included in the Company’s consolidated statement of operations for the period from the Acquisition Date through July 2, 2016 were $31.0 million and $1.3 million, respectively. During the six months ended July 2, 2016, the Company incurred $0.4 million of acquisition related costs associated with the Aquaterra Acquisition, which are included in acquisition and integration expenses in the consolidated statements of operations.

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

Other HOD Water Business Acquisitions

During the six months ended July 2, 2016, the Company, through its DSS reporting segment, acquired five HOD water businesses for cash purchase prices aggregating to $3.5 million. The Company has accounted for these transactions as business combinations in accordance with GAAP. These tuck-in acquisitions support the Company’s ongoing objective of leveraging its assets and further strengthening its customer density. Net assets, including goodwill, acquired have been allocated to the DSS reporting segment. All of the goodwill recorded is expected to be tax deductible.

Note 3—Share-Based Compensation

During the six months ended July 2, 2016, the Company granted 383,670 Performance-based RSUs, 201,921 Time-based RSUs, and 1,163,868 Stock Options.

The Performance-based RSUs are restricted share units with performance-based vesting granted under the Amended and Restated Cott Corporation Equity Incentive Plan (the “Equity Incentive Plan”). These Performance-based RSUs vest at the end of the performance period, or the last day of our 2018 fiscal year. The shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the awards granted. The Performance-based RSUs ultimately awarded upon vesting are based primarily on the Company’s achievement of a specified level of cumulative pre-tax income for the performance period. The weighted-average grant date fair value of $11.28 per share for the Performance-based RSUs was based on the closing market price of the Company’s common shares on the date of grant on the New York Stock Exchange (“NYSE”).

The Time-based RSUs are restricted share units with time-based vesting granted under the Equity Incentive Plan. The Time-based RSUs vest ratably in three equal annual installments on the first, second and third anniversaries of the date of grant and are based upon a service condition. The weighted-average grant date fair value of $11.29 per share for the Time-based RSUs was based on the closing market price of the Company’s common shares on the date of grant on the NYSE.

The Stock Options are non-qualified stock options granted under the Equity Incentive Plan and will vest ratably in three equal installments on the first, second and third anniversaries of the date of grant, are based upon a service condition and have a ten year contractual term. The weighted-average fair value of $2.94 per option for the Stock Options was based on the estimate of fair value on the date of grant using the Black-Scholes option pricing model and related assumptions.

During the three months ended July 2, 2016, the Company also granted 62,046 common shares to the non-management members of our board of directors under the Equity Incentive Plan with a grant date fair value of approximately $0.9 million. The common shares were issued in consideration of the directors’ annual board retainer fee and vested upon issuance.

The Company’s share-based compensation expense was $6.2 million and $6.1 million for the six months ended July 2, 2016 and July 4, 2015, respectively, and was recorded in SG&A expenses in our consolidated statements of operations.

Note 4—Income Taxes

Income tax benefit was $11.3 million on pre-tax loss of $4.3 million for the six months ended July 2, 2016, as compared to an income tax benefit of $10.5 million on pre-tax income of $6.6 million for the six months ended July 4, 2015. This is the result of recognizing income tax benefit of pre-tax losses in certain jurisdictions that is not offset by income tax expense in other jurisdictions with pre-tax income.

As we have significant global permanent book to tax differences that exceed our estimated income before taxes on an annual basis, small changes in our estimated income before taxes or changes in year to date income before taxes between jurisdictions can cause material fluctuations in our estimated effective tax rate on a quarterly basis. We have therefore calculated our quarterly income tax provision for the fiscal periods ended July 2, 2016 and July 4, 2015 on a discrete basis for the United States rather than using the estimated annual effective tax rate for the year, in accordance with ASC 740, Income Taxes.

The Company evaluates positive and negative evidence on a regular basis to determine if a valuation allowance should be established in our various tax jurisdictions. The interest expense generated by the issuance of our 5.500% senior notes due 2024 (see Note 10 to the consolidated financial statements) in connection with the acquisition of Eden, which closed on August 2, 2016 (see Note 16 to the consolidated financial statements), will lower future projections of Canadian taxable income. Due to the change in projections, the Company may establish a valuation allowance of approximately $7.2 million in the third quarter of fiscal year 2016 against its Canadian tax assets.

Note 5—Common Shares and Net Income (Loss) Per Common Share

Common Shares

On June 29, 2016, we completed a public offering, on a bought deal basis, of 15,088,000 common shares at a price of $15.25 per share for total gross proceeds to us of $230.1 million (the “June 2016 Offering”). We incurred and recorded $9.2 million of underwriter commissions, $1.1 million in professional fees and a $2.7 million deferred tax benefit to common share capital in connection with the June 2016 Offering. The net proceeds of the 2016 June Offering were used to repay in full the borrowings under our asset based lending facility (“ABL facility”), to finance the acquisition of S&D Coffee, Inc. (“S&D”)(see Note 16 to the consolidated financial statements) and for general corporate purposes.

On March 9, 2016, we completed a public offering, on a bought deal basis, of 12,765,000 common shares at a price of $11.80 per share for total gross proceeds to us of $150.6 million (the “March 2016 Offering”). We incurred and recorded $6.0 million of underwriter commissions, $0.8 million in professional fees and a $1.7 million deferred tax benefit to common share capital in connection with the March 2016 Offering. The net proceeds of the March 2016 Offering were used to repay a portion of the borrowings under our ABL facility, to finance the acquisition of Eden (see Note 16 to the consolidated financial statements) and for general corporate purposes.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributed to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing diluted net income (loss) attributed to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money Stock Options, Performance-based RSUs, Time-based RSUs and convertible preferred shares issued as part of the acquisition of DSS (“Convertible Preferred Shares”) during the periods presented. The dilutive effect of the Convertible Preferred Shares was calculated using the if-converted method. In applying the if-converted method, the Convertible Preferred Shares are assumed to have been converted at the beginning of the period (or at the time of issuance, if later). Set forth below is a reconciliation of the numerator and denominator for the diluted net income (loss) per common share computations for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(in millions of U.S. dollars)	2016	2015	2016	2015
Diluted net income (loss) attributed to Cott Corporation (numerator)	$7.4	$2.2	$4.1	$(3.8)

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(in thousands)	2016	2015	2016	2015
Weighted average number of shares outstanding - basic	123,239	99,573	118,253	96,384
Dilutive effect of Stock Options	548	176	424	—
Dilutive effect of Time-based RSUs	393	416	361	—

Adjusted weighted average number of shares outstanding - diluted (denominator)	124,180	100,165	119,038	96,384

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(in thousands)	2016	2015	2016	2015
Stock Options	—	685	380	1,886
Performance-based RSUs [1]	1,995	1,739	1,995	1,739
Time-based RSUs	—	—	—	856
Convertible Preferred Shares	—	18,480	—	18,480

1.	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

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

		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Corporate	Eliminations	Total
For the Three Months Ended July 2, 2016
Revenue, net [1]	$275.7	$349.2	$132.3	$14.8	$—	$(7.0)	$765.0
Depreciation and amortization	29.3	18.6	5.4	0.2	—	—	53.5
Operating income (loss)	17.8	18.4	11.7	3.4	(14.7)	—	36.6
Additions to property, plant and equipment	22.7	6.6	3.8	0.1	—	—	33.2

For the Six Months Ended July 2, 2016
Revenue, net [1]	$533.0	$662.5	$252.9	$28.4	$—	$(13.4)	$1,463.4
Depreciation and amortization	57.7	36.9	10.9	0.5	—	—	106.0
Operating income (loss)	23.5	19.0	21.6	5.9	(18.7)	—	51.3
Additions to property, plant and equipment	40.5	16.0	5.8	0.4	—	—	62.7
As of July 2, 2016
Total assets [2]	1,606.2	1,610.0	369.0	29.8	—	—	3,615.0

1.	Intersegment revenue between Cott North America and the other reporting segments was $7.0 million and $13.4 million for the three and six months ended July 2, 2016, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Corporate	Eliminations	Total
For the Three Months Ended July 4, 2015
Revenue, net [1]	$257.0	$359.0	$153.8	$16.4	$—	$(6.4)	$779.8
Depreciation and amortization	31.8	20.6	5.4	0.4	—	—	58.2
Operating income (loss)	13.2	18.3	14.6	3.7	(3.7)	—	46.1
Additions to property, plant and equipment	20.4	4.5	4.5	0.5	—	—	29.9
For the Six Months Ended July 4, 2015
Revenue, net [1]	$497.3	$687.7	$286.0	$29.4	$—	$(10.8)	$1,489.6
Depreciation and amortization	62.0	41.9	10.9	0.8	—	—	115.6
Operating income (loss)	11.7	25.5	18.5	5.3	(8.2)	—	52.8
Additions to property, plant and equipment	38.8	11.7	6.2	0.5	—	—	57.2
As of January 2, 2016
Total assets [2]	1,513.1	943.1	402.5	28.6	—	—	2,887.3

1.	Intersegment revenue between Cott North America and the other reporting segments was $6.4 million and $10.8 million for the three and six months ended July 4, 2015, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

For the six months ended July 2, 2016, sales to Walmart accounted for 17.9% of our total revenue (July 4, 2015—18.3%), 2.4% of our DSS reporting segment revenue (July 4, 2015—2.2%), 33.7% of our Cott North America reporting segment revenue (July 4, 2015—32.7%), 10.4% of our Cott U.K. reporting segment revenue (July 4, 2015—12.0%), and 2.1% of our All Other reporting segment revenue (July 4, 2015—3.4%).

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

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended July 2, 2016
		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$20.7	$280.9	$55.0	$1.1	$(0.3)	$357.4
Branded retail	22.9	24.8	41.7	1.0	(0.4)	90.0
Contract packaging	—	35.7	31.0	5.0	(2.5)	69.2
Home and office bottled water delivery	177.2	—	—	—	—	177.2
Office coffee services	30.0	—	—	—	—	30.0
Concentrate and other	24.9	7.8	4.6	7.7	(3.8)	41.2

Total	$275.7	$349.2	$132.3	$14.8	$(7.0)	$765.0

	For the Six Months Ended July 2, 2016
		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$37.6	$529.4	$106.0	$1.6	$(0.7)	$673.9
Branded retail	47.2	51.6	78.3	1.8	(0.7)	178.2
Contract packaging	—	67.1	59.3	9.7	(4.6)	131.5
Home and office bottled water delivery	339.2	—	—	—	—	339.2
Office coffee services	61.5	—	—	—	—	61.5
Concentrate and other	47.5	14.4	9.3	15.3	(7.4)	79.1

Total	$533.0	$662.5	$252.9	$28.4	$(13.4)	$1,463.4

	For the Three Months Ended July 4, 2015
		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$17.2	$289.7	$71.8	$1.7	$(0.7)	$379.7
Branded retail	20.6	30.8	48.5	1.3	(0.5)	100.7
Contract packaging	—	31.3	30.9	6.8	(1.6)	67.4
Home and office bottled water delivery	164.8	—	—	—	—	164.8
Office coffee services	29.7	—	—	—	—	29.7
Concentrate and other	24.7	7.2	2.6	6.6	(3.6)	37.5

Total	$257.0	$359.0	$153.8	$16.4	$(6.4)	$779.8

	For the Six Months Ended July 4, 2015
		Cott
		North	Cott	All
(in millions of U.S. dollars)	DSS	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$32.7	$557.4	$132.7	$2.8	$(1.2)	$724.4
Branded retail	40.3	57.9	89.3	2.4	(0.9)	189.0
Contract packaging	—	56.9	59.3	10.7	(1.6)	125.3
Home and office bottled water delivery	314.4	—	—	—	—	314.4
Office coffee services	61.7	—	—	—	—	61.7
Concentrate and other	48.2	15.5	4.7	13.5	(7.1)	74.8

Total	$497.3	$687.7	$286.0	$29.4	$(10.8)	$1,489.6

Note 7—Inventories

The following table summarizes inventories as of July 2, 2016 and January 2, 2016:

(in millions of U.S. dollars)	July 2, 2016	January 2, 2016
Raw materials	$93.8	$95.3
Finished goods	119.6	118.4
Resale items	13.1	15.8
Other	20.6	19.9

Total	$247.1	$249.4

Note 8—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of July 2, 2016 and January 2, 2016:

	July 2, 2016			January 2, 2016
		Accumulated			Accumulated
(in millions of U.S. dollars)	Cost	Amortization	Net	Cost	Amortization	Net
Intangibles
Not subject to amortization
Rights [1]	$45.0	$—	$45.0	$45.0	$—	$45.0
Trademarks	190.2	—	190.2	183.1	—	183.1

Total intangibles not subject to amortization	235.2	—	235.2	228.1	—	228.1

Subject to amortization
Customer relationships	665.6	269.3	396.3	663.9	241.0	422.9
Trademarks	32.3	27.9	4.4	33.0	28.1	4.9
Information technology	58.1	33.5	24.6	54.0	29.1	24.9
Other	7.5	4.8	2.7	7.8	4.5	3.3

Total intangibles subject to amortization	763.5	335.5	428.0	758.7	302.7	456.0

Total Intangibles	998.7	335.5	663.2	986.8	302.7	684.1

Other Assets
Financing costs	12.6	9.0	3.6	12.6	8.5	4.1
Deposits	11.5	0.4	11.1	10.3	0.4	9.9
Other	14.4	1.9	12.5	15.2	1.6	13.6

Total Other Assets	38.5	11.3	27.2	38.1	10.5	27.6

Total Intangibles & Other Assets	$1,037.2	$346.8	$690.4	$1,024.9	$313.2	$711.7

1.	Relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico.

Amortization expense of intangibles and other assets was $19.1 million and $38.3 million for the three and six months ended July 2, 2016, compared to $19.6 million and $38.8 million for the three and six months ended July 4, 2015, respectively.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2016	$35.5
2017	64.0
2018	56.9
2019	48.0
2020	41.7
Thereafter	181.9

Total	$428.0

Note 9—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of July 2, 2016 and January 2, 2016:

(in millions of U.S. dollars)	July 2, 2016	January 2, 2016
Trade payables	$271.5	$227.2
Accrued compensation	37.3	49.8
Accrued sales incentives	25.7	25.2
Accrued interest	12.2	12.2
Payroll, salaries and other taxes	18.9	13.3
Accrued deposits	31.9	28.6
Other accrued liabilities	70.5	81.3

Total	$468.0	$437.6

Note 10—Debt

Our total debt as of July 2, 2016 and January 2, 2016 was as follows:

	July 2, 2016			January 2, 2016
		Unamortized			Unamortized
		Debt Issuance			Debt Issuance
(in millions of U.S. dollars)	Principal	Costs	Net	Principal	Costs	Net
6.750% senior notes due in 2020	$625.0	$10.7	$614.3	$625.0	$12.0	$613.0
10.000% senior notes due in 2021 [1]	387.2	—	387.2	390.1	—	390.1
5.375% senior notes due in 2022	525.0	7.7	517.3	525.0	8.2	516.8
5.500% senior notes due in 2024	500.2	9.8	490.4	—	—	—
ABL facility	—	—	—	122.0	—	122.0
GE Term Loan	5.5	0.2	5.3	6.4	0.4	6.0
Capital leases and other debt financing	2.4	—	2.4	2.9	—	2.9

Total debt	2,045.3	28.4	2,016.9	1,671.4	20.6	1,650.8

Less: Short-term borrowings and current debt:
ABL facility	—	—	—	122.0	—	122.0

Total short-term borrowings	—	—	—	122.0	—	122.0
GE Term Loan - current maturities	2.6	—	2.6	2.2	—	2.2
Capital leases and other debt financing - current maturities	1.0	—	1.0	1.2	—	1.2

Total current debt	3.6	—	3.6	125.4	—	125.4

Total long-term debt	$2,041.7	$28.4	$2,013.3	$1,546.0	$20.6	$1,525.4

1.	The outstanding aggregate principal amount of $350.0 million of our 10.000% senior secured notes (“DSS Notes”) was assumed by Cott at a fair value of $406.0 million in connection with Cott’s acquisition of DSS. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The remaining unamortized premium is $37.2 million and $40.1 million at July 2, 2016 and January 2, 2016, respectively.

Asset-Based Lending Facility

On June 7, 2016, in connection with the acquisition of Eden (see Note 16 to the consolidated financial statements), we amended the ABL facility to permit, among other things, (1) the acquisition of Eden, (2) a new debt issuance to finance the acquisition of Eden, (3) the sale and leaseback of certain property located in the United Kingdom, and (4) certain other miscellaneous and technical changes.

Debt Issuance

On June 30, 2016, we issued €450.0 million ($500.2 million at exchange rates in effect on July 2, 2016) of 5.500% senior notes due 2024 (“2024 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the acquisition of Eden, Cott Finance Corporation amalgamated with the Company and the combined company, “Cott Corporation”, assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of Cott’s U.S., Canadian, U.K. Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were recorded to restricted cash as of July 2, 2016 and will be used to fund a portion of the purchase price of the acquisition of Eden (see Note 16 to the consolidated financial statements), to repay a portion of certain outstanding indebtedness of Eden, and to pay related fees and expenses.

We incurred approximately $9.8 million of financing fees for the issuance of the 2024 Notes and $10.0 million of bridge financing commitment fees and professional fees in connection with the acquisition of Eden. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were recorded in SG&A expenses in our consolidated statements of operations.

Note 11—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the six months ended July 2, 2016 were as follows:

	July 2, 2016
	Gains and Losses	Pension	Currency
	on Derivative	Benefit	Translation
(in millions of U.S. dollars)[1]	Instruments	Plan Items	Adjustment Items	Total
Beginning balance January 2, 2016	$(4.7)	$(10.1)	$(61.4)	$(76.2)

OCI before reclassifications	5.8	—	(17.9)	(12.1)
Amounts reclassified from AOCI	(2.7)	0.2	—	(2.5)

Net current-period OCI	3.1	0.2	(17.9)	(14.6)

Ending balance July 2, 2016	$(1.6)	$(9.9)	$(79.3)	$(90.8)

1.	All amounts are net of tax.

The following table summarizes the amounts reclassified from AOCI for the three and six months ended July 2, 2016 and July 4, 2015, respectively.

(in millions of U.S. dollars)	For the Three Months Ended		For the Six Months Ended		Affected Line Item in
Details About AOCI Components[1]	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	the Statement Where Net Income Is Presented
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$2.4	$(0.1)	$4.0	$0.2	Cost of sales
	(0.7)	0.1	(1.3)	—	Tax (expense) benefit

	$1.7	$—	$2.7	$0.2	Net of tax

Amortization of pension benefit plan items

Prior service costs [2]	$(0.1)	$(0.4)	$(0.2)	$(0.5)	Cost of sales

	(0.1)	(0.4)	(0.2)	(0.5)	Total before taxes
	—	—	—	—	Tax (expense) benefit

	$(0.1)	$(0.4)	$(0.2)	$(0.5)	Net of tax

Total reclassifications for the period	$1.6	$(0.4)	$2.5	$(0.3)	Net of tax

1.	Amounts in parentheses indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 12—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $40.7 million in standby letters of credit outstanding as of July 2, 2016 (July 4, 2015 - $41.4 million).

In May 2014, our Cott U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which included its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”) pursuant to a Share Purchase Agreement dated May 30, 2014. The terms of the transaction included aggregate contingent consideration of up to £16.0 million ($21.3 million at exchange rates in effect on July 2, 2016), which is payable upon achievement of certain measures related to Aimia’s performance during the twelve months ended July 1, 2016. The estimated liability as of July 2, 2016 is £12.0 million ($15.9 million at exchange rates in effect on July 2, 2016) and is expected to be paid during the third quarter of 2016.

Note 13—Hedging Transactions and Derivative Financial Instruments

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (see Note 14 to the consolidated financial statements). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are over-the-counter instruments with liquid markets.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended July 2, 2016 or July 4, 2015, respectively. Foreign exchange contracts typically have maturities of less than twelve months and commodity contracts typically have maturities of less than 27 months. All outstanding hedges as of July 2, 2016 are expected to settle in the next twelve months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $17.9 million and $4.5 million as of July 2, 2016 and January 2, 2016, respectively. Approximately $0.9 million of unrealized losses net of tax and $1.0 million of unrealized gains net of tax related to the foreign currency cash flow hedges were included in AOCI as of July 2, 2016 and July 4, 2015, respectively. The hedge ineffectiveness for these cash flow hedging instruments was not material during the periods presented.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $23.9 million and $49.3 million as of July 2, 2016 and January 2, 2016, respectively. Approximately $1.0 million and $3.8 million of unrealized losses net of tax related to the commodity swaps were included in AOCI as of July 2, 2016 and July 4, 2015, respectively. The cumulative hedge ineffectiveness for these hedging instruments was not material for the six months ended July 2, 2016 and July 4, 2015.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was $0.1 million and $0.6 million as of July 2, 2016 and January 2, 2016, respectively. The fair value of the Company’s derivative liabilities included in accrued liabilities was $2.9 million and $8.0 million as of July 2, 2016 and January 2, 2016, respectively. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	July 2, 2016		January 2, 2016
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Foreign currency hedge	$—	$1.3	$0.6	$—
Aluminum swaps	0.1	1.6	—	8.0

	$0.1	$2.9	$0.6	$8.0

Aluminum swaps subject to enforceable master netting arrangements are presented net in the reconciliation above. The fair value of the aluminum swap assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	July 2, 2016	January 2, 2016
Aluminum swap assets	$0.1	$—
Aluminum swap liabilities	(1.6)	(8.0)

Net asset (liability)	$(1.5)	$(8.0)

The settlement of our derivative instruments resulted in an increase to cost of sales of $2.3 million and $3.9 million for the three and six months ended July 2, 2016, respectively, compared with a reduction to cost of sales of nil and $0.2 million for the comparable prior year periods.

Zero-Cost Collar

In June 2016, in order to fund a portion of the acquisition of Eden, the Company entered into a foreign currency option contract known as a zero-cost collar. This contract involves the Company’s purchase of a Euro call option and a simultaneous sale of a Euro put option, with equivalent Euro notional amounts of €30.0 million for the options. The zero-cost collar contract matured and was settled in July 2016, resulting in a cash payment of $33.3 million.

The fair value of the Euro call option was determined to be an asset of less than $0.0 million and the Euro put option was determined to be a liability of $0.2 million, resulting in an unrealized loss of $0.2 million for the three and six months ended July 2, 2016. The unrealized loss was recorded in other expense (income), net on the consolidated statements of operations.

Note 14—Fair Value Measurements

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

We have certain assets and liabilities, such as our derivative instruments that are required to be recorded at fair value on a recurring basis in accordance with GAAP.

Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets was $0.1 million and $0.6 million as of July 2, 2016 and January 2, 2016, respectively. The fair value for the derivative liabilities as of July 2, 2016 and January 2, 2016 was $2.9 million and $8.0 million, respectively.

Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. Other than the transfer of the contingent consideration liability from Level 3 to Level 1 during the three months ended July 2, 2016, no transfers between levels occurred during the three and six months ended July 2, 2016 and July 4, 2015.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of July 2, 2016 and January 2, 2016 were as follows:

	July 2, 2016		January 2, 2016
	Carrying	Fair	Carrying	Fair
(in millions of U.S. dollars)	Value	Value	Value	Value
6.750% senior notes due in 2020 [1,3]	614.3	654.7	613.0	641.4
10.000% senior notes due in 2021 [1,2]	387.2	392.9	390.1	397.3
5.375% senior notes due in 2022 [1,3]	517.3	525.0	516.8	522.4
5.500% senior notes due in 2024 [1,3]	490.4	513.4	—	—

Total	$2,009.2	$2,086.0	$1,519.9	$1,561.1

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.
2.	The outstanding aggregate principal amount of $350.0 million of our DSS Notes was assumed by Cott at a fair value of $406.0 million in connection with Cott’s acquisition of DSS. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The remaining unamortized premium is $37.2 million and $40.1 million at July 2, 2016 and January 2, 2016, respectively.
3.	The carrying value of our significant outstanding debt is net of unamortized debt issuance costs of $28.4 million and $20.6 million as of July 2, 2016 and January 2, 2016, respectively.

Fair Value of Contingent Consideration

We estimated the fair value of the contingent consideration related to the Aimia Acquisition utilizing financial projections of the acquired business and estimated probabilities of achievement of certain EBITDA targets. The fair value was previously based on significant inputs not observable in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of the contingent consideration at July 2, 2016 was calculated using actual results for the acquired business for the twelve months ended July 1, 2016. Therefore the liability was transferred out of Level 3 and was classified as Level 1 at July 2, 2016. The acquisition date fair value of the contingent consideration was determined to be £10.6 million using a present valued probability-weighted income approach. The fair value of the contingent consideration at July 2, 2016 was determined to be £12.0 million ($15.9 million at exchange rates in effect on July 2, 2016) and is expected to be paid during the third quarter of 2016. Changes in the fair value of contingent consideration liabilities are recognized in other expense (income), net in our consolidated statements of operations. The following tables provide a reconciliation of the beginning and ending balances of this liability.

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(in millions of U.S. dollars)	2016	2015	2016	2015
Fair value at beginning of period	$15.9	$15.8	$16.4	$16.5
Fair value adjustment	1.2	0.6	1.2	0.6
Foreign exchange (gain) loss	(1.2)	0.8	(1.7)	0.1
Transfers out	(15.9)	—	(15.9)	—

Fair value at end of period	$—	$17.2	$—	$17.2

Note 15—Guarantor Subsidiaries

Guarantor Subsidiaries of DSS Notes

The DSS Notes assumed as part of the acquisition of DSS are guaranteed on a senior secured basis by Cott Corporation and certain of its 100% owned direct and indirect subsidiaries (the “DSS Guarantor Subsidiaries”). DSS and each DSS Guarantor Subsidiary is 100% owned by Cott Corporation. The DSS Notes are fully and unconditionally, jointly and severally, guaranteed by Cott Corporation and the DSS Guarantor Subsidiaries. The Indenture governing the DSS Notes requires any 100% owned domestic restricted subsidiary (i) that guarantees or becomes a borrower under the ABL facility or (ii) that guarantees any other debt of Cott Corporation, DSS or any of the DSS Guarantor Subsidiaries (other than junior lien obligations) secured by collateral to guarantee the DSS Notes. The guarantees of Cott Corporation and the DSS Guarantor Subsidiaries may be released in certain limited circumstances set forth in the Indenture governing the DSS Notes.

We have not presented separate financial statements and separate disclosures have not been provided concerning the DSS Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with Securities and Exchange Commission (“SEC”) interpretations governing reporting of subsidiary financial information.

The following summarized condensed consolidating financial information of the Company sets forth on a consolidating basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, DSS, the DSS Guarantor Subsidiaries and our other non-guarantor subsidiaries (the “DSS Non-Guarantor Subsidiaries”). This supplemental financial information reflects our investments and those of DSS in their respective subsidiaries using the equity method of accounting.

At July 2, 2016, the issuer of the 2024 Notes was Cott Finance Corporation, which was not a DSS Guarantor Subsidiary. Cott Finance Corporation was declared an unrestricted subsidiary under the Indenture governing the DSS Notes. As a result, such entity is reflected as a DSS Non-Guarantor Subsidiary in the following summarized condensed consolidating financial information. Substantially simultaneously with the closing of the acquisition of Eden on August 2, 2016, Cott Finance Corporation combined with the Company by way of an amalgamation and the combined company, “Cott Corporation,” assumed all of the obligations of Cott Finance Corporation as issuer under the 2024 Notes, and Cott’s U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. Currently, the obligors under the 2024 Notes are different than the obligors under the DSS Notes, but identical to the obligors under the 2022 Notes and the 2020 Notes.

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 2, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$48.2	$259.0	$437.3	$35.2	$(14.7)	$765.0
Cost of sales	38.9	98.9	360.6	28.7	(14.7)	512.4

Gross profit	9.3	160.1	76.7	6.5	—	252.6
Selling, general and administrative expenses	16.8	141.2	41.1	3.0	—	202.1
Loss on disposal of property, plant & equipment, net	—	1.4	0.8	—	—	2.2
Acquisition and integration expenses	—	1.1	10.6	—	—	11.7

Operating (loss) income	(7.5)	16.4	24.2	3.5	—	36.6
Other expense (income), net	1.8	(0.3)	1.4	0.1	—	3.0
Intercompany interest expense (income), net	—	10.8	(10.8)	—	—	—
Interest expense, net	0.2	7.2	19.6	—	—	27.0

(Loss) income before income tax benefit and equity income	(9.5)	(1.3)	14.0	3.4	—	6.6
Income tax benefit	—	0.4	1.9	—	—	2.3
Equity income	16.9	—	1.5	—	(18.4)	—

Net income (loss)	$7.4	$(0.9)	$17.4	$3.4	$(18.4)	$8.9
Less: Net income attributable to non-controlling interests	—	—	—	1.5	—	1.5

Net income (loss) attributed to Cott Corporation	$7.4	$(0.9)	$17.4	$1.9	$(18.4)	$7.4

Comprehensive (loss) income attributed to Cott Corporation	$(4.6)	$(0.9)	$75.4	$4.0	$(78.5)	$(4.6)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$82.0	$502.1	$844.1	$63.7	$(28.5)	$1,463.4
Cost of sales	68.6	196.3	708.8	51.6	(28.5)	996.8

Gross profit	13.4	305.8	135.3	12.1	—	466.6
Selling, general and administrative expenses	22.3	278.4	92.7	5.7	—	399.1
Loss (gain) on disposal of property, plant & equipment, net	—	3.2	(0.1)	—	—	3.1
Acquisition and integration expenses	—	2.0	11.1	—	—	13.1

Operating (loss) income	(8.9)	22.2	31.6	6.4	—	51.3
Other expense (income), net	0.2	(1.3)	1.8	0.1	—	0.8
Intercompany interest expense (income), net	—	21.6	(21.6)	—	—	—
Interest expense, net	0.4	14.6	39.8	—	—	54.8

(Loss) income before income tax (benefit) expense and equity income	(9.5)	(12.7)	11.6	6.3	—	(4.3)
Income tax (benefit) expense	—	(4.6)	(6.8)	0.1	—	(11.3)
Equity income	13.6	—	3.3	—	(16.9)	—

Net income (loss)	$4.1	$(8.1)	$21.7	$6.2	$(16.9)	$7.0
Less: Net income attributable to non-controlling interests	—	—	—	2.9	—	2.9

Net income (loss) attributed to Cott Corporation	$4.1	$(8.1)	$21.7	$3.3	$(16.9)	$4.1

Comprehensive (loss) income attributed to Cott Corporation	$(10.5)	$(8.1)	$106.2	$3.4	$(101.5)	$(10.5)

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

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of July 2, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$182.6	$26.4	$33.2	$7.3	$—	$249.5
Restricted cash	—	—	—	503.1	—	503.1
Accounts receivable, net of allowance	37.1	124.0	226.7	13.2	(61.5)	339.5
Income taxes recoverable	0.1	1.1	—	0.4	(0.7)	0.9
Inventories	15.1	29.1	196.5	6.4	—	247.1
Prepaid expenses and other assets	1.9	9.5	12.3	0.4	—	24.1

Total current assets	236.8	190.1	468.7	530.8	(62.2)	1,364.2
Property, plant & equipment, net	30.3	379.9	353.9	6.1	—	770.2
Goodwill	21.2	580.7	175.5	—	—	777.4
Intangibles and other assets, net	0.9	387.7	300.9	0.9	—	690.4
Deferred tax assets	12.6	—	44.7	0.2	(44.7)	12.8
Due from affiliates	366.4	—	544.4	—	(910.8)	—
Investments in subsidiaries	392.0	—	400.1	—	(792.1)	—

Total assets	$1,060.2	$1,538.4	$2,288.2	$538.0	$(1,809.8)	$3,615.0

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$3.4	$0.2	$—	$3.6
Accounts payable and accrued liabilities	70.8	158.9	277.0	23.5	(62.2)	468.0

Total current liabilities	70.8	158.9	280.4	23.7	(62.2)	471.6
Long-term debt	—	387.2	1,135.7	490.4	—	2,013.3
Deferred tax liabilities	—	92.8	15.6	—	(44.7)	63.7
Other long-term liabilities	0.5	37.2	33.6	1.2	—	72.5
Due to affiliates	1.2	543.3	340.0	26.3	(910.8)	—

Total liabilities	72.5	1,219.4	1,805.3	541.6	(1,017.7)	2,621.1
Equity
Common shares, no par	904.9	355.5	802.3	39.8	(1,197.6)	904.9
Additional paid-in-capital	54.6	—	—	—	—	54.6
Retained earnings (deficit)	119.0	(36.3)	(418.2)	(58.7)	513.2	119.0
Accumulated other comprehensive (loss) income	(90.8)	(0.2)	98.8	9.1	(107.7)	(90.8)

Total Cott Corporation equity	987.7	319.0	482.9	(9.8)	(792.1)	987.7
Non-controlling interests	—	—	—	6.2	—	6.2

Total equity	987.7	319.0	482.9	(3.6)	(792.1)	993.9

Total liabilities and equity	$1,060.2	$1,538.4	$2,288.2	$538.0	$(1,809.8)	$3,615.0

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 2, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$20.8	$12.8	$38.4	$5.1	$—	$77.1
Accounts receivable, net of allowance	18.3	122.6	184.6	13.0	(45.2)	293.3
Income taxes recoverable	—	0.5	0.9	0.2	—	1.6
Inventories	13.0	31.4	199.4	5.6	—	249.4
Prepaid expenses and other assets	2.2	4.8	10.0	0.2	—	17.2

Total current assets	54.3	172.1	433.3	24.1	(45.2)	638.6
Property, plant & equipment, net	29.7	372.6	360.8	6.7	—	769.8
Goodwill	19.8	579.1	160.7	—	—	759.6
Intangibles and other assets, net	0.8	402.5	305.6	2.8	—	711.7
Deferred tax assets	7.4	—	38.2	0.2	(38.2)	7.6
Due from affiliates	400.1	—	544.3	—	(944.4)	—
Investments in subsidiaries	176.3	—	400.0	—	(576.3)	—

Total assets	$688.4	$1,526.3	$2,242.9	$33.8	$(1,604.1)	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$122.0	$—	$—	$122.0
Current maturities of long-term debt	—	—	3.0	0.4	—	3.4
Accounts payable and accrued liabilities	47.6	131.8	295.1	8.3	(45.2)	437.6

Total current liabilities	47.6	131.8	420.1	8.7	(45.2)	563.0
Long-term debt	—	390.1	1,135.3	—	—	1,525.4
Deferred tax liabilities	—	97.7	17.0	—	(38.2)	76.5
Other long-term liabilities	0.5	36.2	38.7	1.1	—	76.5
Due to affiliates	1.0	543.3	371.9	28.2	(944.4)	—

Total liabilities	49.1	1,199.1	1,983.0	38.0	(1,027.8)	2,241.4
Equity
Common shares, no par	534.7	355.5	683.1	38.6	(1,077.2)	534.7
Additional paid-in-capital	51.2	—	—	—	—	51.2
Retained earnings (deficit)	129.6	(28.1)	(437.5)	(58.4)	524.0	129.6
Accumulated other comprehensive (loss) income	(76.2)	(0.2)	14.3	9.0	(23.1)	(76.2)

Total Cott Corporation equity	639.3	327.2	259.9	(10.8)	(576.3)	639.3
Non-controlling interests	—	—	—	6.6	—	6.6

Total equity	639.3	327.2	259.9	(4.2)	(576.3)	645.9

Total liabilities and equity	$688.4	$1,526.3	$2,242.9	$33.8	$(1,604.1)	$2,887.3

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 2, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities	$(0.3)	$29.6	$67.2	$5.2	$(14.1)	$87.6

Investing Activities
Acquisitions, net of cash received	0.5	(2.3)	—	—	—	(1.8)
Additions to property, plant & equipment	(0.5)	(20.8)	(11.6)	(0.3)	—	(33.2)
Additions to intangibles and other assets	—	(0.6)	(0.4)	—	—	(1.0)
Proceeds from sale of property, plant & equipment	—	—	0.2	—	—	0.2
Increase in restricted cash	(2.8)	—	—	—	—	(2.8)

Net cash used in investing activities	(2.8)	(23.7)	(11.8)	(0.3)	—	(38.6)

Financing Activities
Payments of long-term debt	—	—	(0.3)	(0.1)	—	(0.4)
Borrowings under ABL	57.2	—	66.7	—	—	123.9
Payments under ABL	(88.9)	—	(98.8)	—	—	(187.7)
Distributions to non-controlling interests	—	—	—	(1.0)	—	(1.0)
Issuance of common shares	220.1	—	—	—	—	220.1
Dividends paid to common shareowners	(7.4)	—	—	—	—	(7.4)
Intercompany dividends	—	—	(13.0)	(1.1)	14.1	—

Net cash provided by (used in) financing activities	181.0	—	(45.4)	(2.2)	14.1	147.5
Effect of exchange rate changes on cash	(0.2)	—	(1.8)	(0.1)	—	(2.1)

Net increase in cash & cash equivalents	177.7	5.9	8.2	2.6	—	194.4

Cash & cash equivalents, beginning of period	4.9	20.5	25.0	4.7	—	55.1

Cash & cash equivalents, end of period	$182.6	$26.4	$33.2	$7.3	$—	$249.5

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities	$(137.1)	$55.7	$156.9	$9.9	$(16.5)	$68.9

Investing Activities
Acquisitions, net of cash received	(42.7)	(3.5)	—	—	—	(46.2)
Additions to property, plant & equipment	(0.9)	(37.6)	(23.6)	(0.6)	—	(62.7)
Additions to intangibles and other assets	(0.1)	(1.1)	(2.1)	—	—	(3.3)
Proceeds from sale of property, plant & equipment	—	0.1	2.8	—	—	2.9
Increase in restricted cash	(2.8)	—	—	—	—	(2.8)

Net cash used in investing activities	(46.5)	(42.1)	(22.9)	(0.6)	—	(112.1)

Financing Activities
Payments of long-term debt	—	—	(1.3)	(0.2)	—	(1.5)
Borrowings under ABL	144.8	—	476.3	—	—	621.1
Payments under ABL	(147.7)	—	(598.3)	—	—	(746.0)
Distributions to non-controlling interests	—	—	—	(3.3)	—	(3.3)
Issuance of common shares	364.2	—	—	—	—	364.2
Common shares repurchased and cancelled	(1.1)	—	—	—	—	(1.1)
Dividends paid to common shareowners	(14.7)	—	—	—	—	(14.7)
Intercompany dividends	—	—	(13.0)	(3.5)	16.5	—

Net cash provided by (used in) financing activities	345.5	—	(136.3)	(7.0)	16.5	218.7
Effect of exchange rate changes on cash	(0.1)	—	(2.9)	(0.1)	—	(3.1)

Net increase (decrease) in cash & cash equivalents	161.8	13.6	(5.2)	2.2	—	172.4

Cash & cash equivalents, beginning of period	20.8	12.8	38.4	5.1	—	77.1

Cash & cash equivalents, end of period	$182.6	$26.4	$33.2	$7.3	$—	$249.5

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 4, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities	$29.3	$20.6	$24.5	$13.5	$(12.2)	$75.7

Investing Activities
Acquisition, net of cash received	—	(0.5)	—	—	—	(0.5)
Additions to property, plant & equipment	(0.2)	(20.4)	(8.9)	(0.4)	—	(29.9)
Additions to intangibles and other assets	—	(0.1)	—	—	—	(0.1)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	14.2	25.9	—	—	40.1

Net cash (used in) provided by investing activities	(0.2)	(6.8)	17.0	(0.4)	—	9.6

Financing Activities
Payments of long-term debt	—	—	(0.9)	(0.2)	—	(1.1)
Borrowings under ABL	—	—	654.1	—	—	654.1
Payments under ABL	—	—	(674.4)	—	—	(674.4)
Distributions to non-controlling interests	—	—	—	(1.6)	—	(1.6)
Issuance of common shares	142.5	—	—	—	—	142.5
Financing fees	—	—	(0.2)	—	—	(0.2)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Dividends paid to common and preferred shareowners	(9.0)	—	—	—	—	(9.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	—	(2.2)	(10.0)	12.2	—

Net cash used in financing activities	(15.3)	—	(26.1)	(11.8)	12.2	(41.0)
Effect of exchange rate changes on cash	(0.3)	—	0.6	(0.1)	—	0.2

Net increase in cash & cash equivalents	13.5	13.8	16.0	1.2	—	44.5

Cash & cash equivalents, beginning of period	0.3	14.8	14.8	4.6	—	34.5

Cash & cash equivalents, end of period	$13.8	$28.6	$30.8	$5.8	$—	$79.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 4, 2015
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities	$33.7	$21.2	$20.9	$15.2	$(16.4)	$74.6

Investing Activities
Acquisition, net of cash received	—	(0.5)	—	—	—	(0.5)
Additions to property, plant & equipment	(0.5)	(38.8)	(17.5)	(0.4)	—	(57.2)
Additions to intangibles and other assets	—	(1.9)	(0.3)	—	—	(2.2)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	14.2	26.3	—	—	40.5

Net cash (used in) provided by investing activities	(0.5)	(27.0)	8.5	(0.4)	—	(19.4)

Financing Activities
Payments of long-term debt	—	—	(1.4)	(0.5)	—	(1.9)
Borrowings under ABL	—	—	748.9	—	—	748.9
Payments under ABL	—	—	(777.2)	—	—	(777.2)
Distributions to non-controlling interests	—	—	—	(3.6)	—	(3.6)
Issuance of common shares	142.6	—	—	—	—	142.6
Financing fees	—	—	(0.2)	—	—	(0.2)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Common shares repurchased and cancelled	(0.7)	—	—	—	—	(0.7)
Dividends paid to common and preferred shareowners	(18.0)	—	—	—	—	(18.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	—	(4.3)	(12.1)	16.4	—

Net cash used in financing activities	(24.9)	—	(36.7)	(16.2)	16.4	(61.4)
Effect of exchange rate changes on cash	(0.7)	—	(0.1)	(0.2)	—	(1.0)

Net increase (decrease) in cash & cash equivalents	7.6	(5.8)	(7.4)	(1.6)	—	(7.2)

Cash & cash equivalents, beginning of period	6.2	34.4	38.2	7.4	—	86.2

Cash & cash equivalents, end of period	$13.8	$28.6	$30.8	$5.8	$—	$79.0

Guarantor Subsidiaries of 2022 Notes and 2020 Notes

The 2022 Notes and 2020 Notes, each issued by Cott Corporation’s 100% owned subsidiary Cott Beverages Inc. (“CBI”), are guaranteed on a senior basis by Cott Corporation and certain of its 100% owned direct and indirect subsidiaries (the “Cott Guarantor Subsidiaries”). The 2022 Notes and the 2020 Notes are fully and unconditionally, jointly and severally, guaranteed by Cott Corporation and the Cott Guarantor Subsidiaries. The Indentures governing the 2022 Notes and the 2020 Notes require (i) any 100% owned direct and indirect restricted subsidiary that guarantees any debt of CBI or any guarantor and (ii) any non-100% owned subsidiary that guarantees any other capital markets debt of CBI or any guarantor to guarantee the 2022 Notes and the 2020 Notes. No non-100% owned subsidiaries guarantee the 2022 Notes or the 2020 Notes. The guarantees of Cott Corporation and the Cott Guarantor Subsidiaries may be released in certain limited circumstances set forth in the Indentures governing the 2022 Notes and the 2020 Notes.

We have not presented separate financial statements and separate disclosures have not been provided concerning the Cott Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with the SEC interpretations governing reporting of subsidiary financial information.

The following summarized condensed consolidating financial information of the Company sets forth on a consolidating basis, our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, CBI, the Cott Guarantor Subsidiaries and our other non-guarantor subsidiaries (the “Cott Non-Guarantor Subsidiaries”). This supplemental financial information reflects our investments and those of CBI in their respective subsidiaries using the equity method of accounting.

At July 2, 2016, the issuer of the 2024 Notes was Cott Finance Corporation, which was not a Cott Guarantor Subsidiary. Cott Finance Corporation was declared an unrestricted subsidiary under the Indentures governing the 2022 Notes and the 2020 Notes. As a result, such entity is reflected as a Cott Non-Guarantor Subsidiary in the following summarized condensed consolidating financial information. Substantially simultaneously with the closing of the acquisition of Eden on August 2, 2016, Cott Finance Corporation combined with the Company by way of an amalgamation and the combined company, “Cott Corporation,” assumed all of the obligations of Cott Finance Corporation as issuer under the 2024 Notes, and Cott’s U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes.

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 2, 2016
			Cott	Cott
	Cott Corporation	Cott Beverages Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$48.2	$191.3	$505.0	$35.2	$(14.7)	$765.0
Cost of sales	38.9	158.3	301.2	28.7	(14.7)	512.4

Gross profit	9.3	33.0	203.8	6.5	—	252.6
Selling, general and administrative expenses	16.8	15.8	166.5	3.0	—	202.1
Loss on disposal of property, plant & equipment, net	—	0.2	2.0	—	—	2.2
Acquisition and integration expenses	—	10.7	1.0	—	—	11.7

Operating (loss) income	(7.5)	6.3	34.3	3.5	—	36.6
Other expense, net	1.8	0.1	1.0	0.1	—	3.0
Intercompany interest (income) expense, net	—	(11.3)	11.3	—	—	—
Interest expense, net	0.2	19.5	7.3	—	—	27.0

(Loss) income before income tax benefit and equity income	(9.5)	(2.0)	14.7	3.4	—	6.6
Income tax benefit	—	1.6	0.7	—	—	2.3
Equity income	16.9	1.5	—	—	(18.4)	—

Net income	$7.4	$1.1	$15.4	$3.4	$(18.4)	$8.9
Less: Net income attributable to non-controlling interests	—	—	—	1.5	—	1.5

Net income attributed to Cott Corporation	$7.4	$1.1	$15.4	$1.9	$(18.4)	$7.4

Comprehensive (loss) income attributed to Cott Corporation	$(4.6)	$(0.1)	$74.6	$4.0	$(78.5)	$(4.6)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$82.0	$360.2	$986.0	$63.7	$(28.5)	$1,463.4
Cost of sales	68.6	304.3	600.8	51.6	(28.5)	996.8

Gross profit	13.4	55.9	385.2	12.1	—	466.6
Selling, general and administrative expenses	22.3	43.9	327.2	5.7	—	399.1
Loss on disposal of property, plant & equipment, net	—	0.5	2.6	—	—	3.1
Acquisition and integration expenses	—	11.0	2.1	—	—	13.1

Operating (loss) income	(8.9)	0.5	53.3	6.4	—	51.3
Other expense, net	0.2	—	0.5	0.1	—	0.8
Intercompany interest (income) expense, net	—	(22.7)	22.7	—	—	—
Interest expense, net	0.4	39.6	14.8	—	—	54.8

(Loss) income before income tax (benefit) expense and equity income	(9.5)	(16.4)	15.3	6.3	—	(4.3)
Income tax (benefit) expense	—	(7.2)	(4.2)	0.1	—	(11.3)
Equity income	13.6	3.0	0.3	—	(16.9)	—

Net income (loss)	$4.1	$(6.2)	$19.8	$6.2	$(16.9)	$7.0
Less: Net income attributable to non-controlling interests	—	—	—	2.9	—	2.9

Net income (loss) attributed to Cott Corporation	$4.1	$(6.2)	$19.8	$3.3	$(16.9)	$4.1

Comprehensive (loss) income attributed to Cott Corporation	$(10.5)	$(7.5)	$105.6	$3.4	$(101.5)	$(10.5)

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

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of July 2, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$182.6	$2.4	$57.2	$7.3	$—	$249.5
Restricted cash	—	—	—	503.1	—	503.1
Accounts receivable, net of allowance	37.1	82.8	385.7	13.2	(179.3)	339.5
Income taxes recoverable	0.1	—	1.1	0.4	(0.7)	0.9
Inventories	15.1	75.1	150.5	6.4	—	247.1
Prepaid expenses and other assets	1.9	6.7	15.1	0.4	—	24.1

Total current assets	236.8	167.0	609.6	530.8	(180.0)	1,364.2
Property, plant & equipment, net	30.3	156.9	576.9	6.1	—	770.2
Goodwill	21.2	4.5	751.7	—	—	777.4
Intangibles and other assets, net	0.9	78.6	610.0	0.9	—	690.4
Deferred tax assets	12.6	44.7	—	0.2	(44.7)	12.8
Due from affiliates	366.4	583.2	142.7	—	(1,092.3)	—
Investments in subsidiaries	392.0	847.3	729.5	—	(1,968.8)	—

Total assets	$1,060.2	$1,882.2	$3,420.4	$538.0	$(3,285.8)	$3,615.0

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$3.0	$0.4	$0.2	$—	$3.6
Accounts payable and accrued liabilities	70.8	218.5	335.2	23.5	(180.0)	468.0

Total current liabilities	70.8	221.5	335.6	23.7	(180.0)	471.6
Long-term debt	—	1,134.6	388.3	490.4	—	2,013.3
Deferred tax liabilities	—	—	108.4	—	(44.7)	63.7
Other long-term liabilities	0.5	19.9	50.9	1.2	—	72.5
Due to affiliates	1.2	141.6	923.2	26.3	(1,092.3)	—

Total liabilities	72.5	1,517.6	1,806.4	541.6	(1,317.0)	2,621.1
Equity
Common shares, no par	904.9	728.4	1,606.1	39.8	(2,374.3)	904.9
Additional paid-in-capital	54.6	—	—	—	—	54.6
Retained earnings (deficit)	119.0	(345.8)	(108.7)	(58.7)	513.2	119.0
Accumulated other comprehensive (loss) income	(90.8)	(18.0)	116.6	9.1	(107.7)	(90.8)

Total Cott Corporation equity	987.7	364.6	1,614.0	(9.8)	(1,968.8)	987.7
Non-controlling interests	—	—	—	6.2	—	6.2

Total equity	987.7	364.6	1,614.0	(3.6)	(1,968.8)	993.9

Total liabilities and equity	$1,060.2	$1,882.2	$3,420.4	$538.0	$(3,285.8)	$3,615.0

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 2, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$20.8	$1.0	$50.2	$5.1	$—	$77.1
Accounts receivable, net of allowance	18.3	63.3	361.8	13.0	(163.1)	293.3
Income taxes recoverable	—	0.6	0.8	0.2	—	1.6
Inventories	13.0	76.7	154.1	5.6	—	249.4
Prepaid expenses and other assets	2.2	4.6	10.2	0.2	—	17.2

Total current assets	54.3	146.2	577.1	24.1	(163.1)	638.6
Property, plant & equipment, net	29.7	163.3	570.1	6.7	—	769.8
Goodwill	19.8	4.5	735.3	—	—	759.6
Intangibles and other assets, net	0.8	79.2	628.9	2.8	—	711.7
Deferred tax assets	7.4	38.2	—	0.2	(38.2)	7.6
Due from affiliates	400.1	587.5	2.6	—	(990.2)	—
Investments in subsidiaries	176.3	847.3	702.5	—	(1,726.1)	—

Total assets	$688.4	$1,866.2	$3,216.5	$33.8	$(2,917.6)	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$122.0	$—	$—	$—	$122.0
Current maturities of long-term debt	—	2.6	0.4	0.4	—	3.4
Accounts payable and accrued liabilities	47.6	234.6	310.2	8.3	(163.1)	437.6

Total current liabilities	47.6	359.2	310.6	8.7	(163.1)	563.0
Long-term debt	—	1,134.1	391.3	—	—	1,525.4
Deferred tax liabilities	—	—	114.7	—	(38.2)	76.5
Other long-term liabilities	0.5	20.0	54.9	1.1	—	76.5
Due to affiliates	1.0	1.6	959.4	28.2	(990.2)	—

Total liabilities	49.1	1,514.9	1,830.9	38.0	(1,191.5)	2,241.4
Equity
Common shares, no par	534.7	701.5	1,486.9	38.6	(2,227.0)	534.7
Additional paid-in-capital	51.2	—	—	—	—	51.2
Retained earnings (deficit)	129.6	(333.5)	(132.1)	(58.4)	524.0	129.6
Accumulated other comprehensive (loss) income	(76.2)	(16.7)	30.8	9.0	(23.1)	(76.2)

Total Cott Corporation equity	639.3	351.3	1,385.6	(10.8)	(1,726.1)	639.3
Non-controlling interests	—	—	—	6.6	—	6.6

Total equity	639.3	351.3	1,385.6	(4.2)	(1,726.1)	645.9

Total liabilities and equity	$688.4	$1,866.2	$3,216.5	$33.8	$(2,917.6)	$2,887.3

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 2, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities	$(0.3)	$46.8	$50.0	$5.2	$(14.1)	$87.6

Investing Activities
Acquisitions, net of cash received	0.5	—	(2.3)	—	—	(1.8)
Additions to property, plant & equipment	(0.5)	(4.3)	(28.1)	(0.3)	—	(33.2)
Additions to intangibles and other assets	—	(0.4)	(0.6)	—	—	(1.0)
Proceeds from sale of property, plant & equipment	—	0.1	0.1	—	—	0.2
Increase in restricted cash	(2.8)	—	—	—	—	(2.8)

Net cash used in investing activities	(2.8)	(4.6)	(30.9)	(0.3)	—	(38.6)

Financing Activities
Payments of long-term debt	—	(0.3)	—	(0.1)	—	(0.4)
Borrowings under ABL	57.2	66.7	—	—	—	123.9
Payments under ABL	(88.9)	(98.8)	—	—	—	(187.7)
Distributions to non-controlling interests	—	—	—	(1.0)	—	(1.0)
Issuance of common shares	220.1	—	—	—	—	220.1
Dividends paid to common shareowners	(7.4)	—	—	—	—	(7.4)
Intercompany dividends	—	(8.4)	(4.6)	(1.1)	14.1	—

Net cash provided by (used in) financing activities	181.0	(40.8)	(4.6)	(2.2)	14.1	147.5
Effect of exchange rate changes on cash	(0.2)	—	(1.8)	(0.1)	—	(2.1)

Net increase in cash & cash equivalents	177.7	1.4	12.7	2.6	—	194.4

Cash & cash equivalents, beginning of period	4.9	1.0	44.5	4.7	—	55.1

Cash & cash equivalents, end of period	$182.6	$2.4	$57.2	$7.3	$—	$249.5

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 2, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities	$(137.1)	$145.8	$66.8	$9.9	$(16.5)	$68.9

Investing Activities
Acquisitions, net of cash received	(42.7)	—	(3.5)	—	—	(46.2)
Additions to property, plant & equipment	(0.9)	(11.0)	(50.2)	(0.6)	—	(62.7)
Additions to intangibles and other assets	(0.1)	(2.1)	(1.1)	—	—	(3.3)
Proceeds from sale of property, plant & equipment	—	0.1	2.8	—	—	2.9
Increase in restricted cash	(2.8)	—	—	—	—	(2.8)

Net cash used in investing activities	(46.5)	(13.0)	(52.0)	(0.6)	—	(112.1)

Financing Activities
Payments of long-term debt	—	(1.0)	(0.3)	(0.2)	—	(1.5)
Borrowings under ABL	144.8	476.3	—	—	—	621.1
Payments under ABL	(147.7)	(598.3)	—	—	—	(746.0)
Distributions to non-controlling interests	—	—	—	(3.3)	—	(3.3)
Issuance of common shares	364.2	—	—	—	—	364.2
Common shares repurchased and cancelled	(1.1)	—	—	—	—	(1.1)
Dividends paid to common shareowners	(14.7)	—	—	—	—	(14.7)
Intercompany dividends	—	(8.4)	(4.6)	(3.5)	16.5	—

Net cash provided by (used in) financing activities	345.5	(131.4)	(4.9)	(7.0)	16.5	218.7
Effect of exchange rate changes on cash	(0.1)	—	(2.9)	(0.1)	—	(3.1)

Net increase in cash & cash equivalents	161.8	1.4	7.0	2.2	—	172.4

Cash & cash equivalents, beginning of period	20.8	1.0	50.2	5.1	—	77.1

Cash & cash equivalents, end of period	$182.6	$2.4	$57.2	$7.3	$—	$249.5

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended July 4, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities	$29.3	$9.0	$44.5	$5.1	$(12.2)	$75.7

Investing Activities
Acquisitions, net of cash received	—	—	(0.5)	—	—	(0.5)
Additions to property, plant & equipment	(0.2)	(4.3)	(25.0)	(0.4)	—	(29.9)
Additions to intangibles and other assets	—	—	(0.1)	—	—	(0.1)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	25.9	14.2	—	—	40.1

Net cash (used in) provided by investing activities	(0.2)	21.6	(11.4)	(0.4)	—	9.6

Financing Activities
Payments of long-term debt	—	(0.9)	—	(0.2)	—	(1.1)
Borrowings under ABL	—	628.1	26.0	—	—	654.1
Payments under ABL	—	(645.5)	(28.9)	—	—	(674.4)
Distributions to non-controlling interests	—	—	—	(1.6)	—	(1.6)
Issuance of common shares	142.5	—	—	—	—	142.5
Financing fees	—	(0.2)	—	—	—	(0.2)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Dividends paid to common and preferred shareowners	(9.0)	—	—	—	—	(9.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	(8.4)	(2.2)	(1.6)	12.2	—

Net cash used in financing activities	(15.3)	(26.9)	(7.6)	(3.4)	12.2	(41.0)
Effect of exchange rate changes on cash	(0.3)	—	0.6	(0.1)	—	0.2

Net increase in cash & cash equivalents	13.5	3.7	26.1	1.2	—	44.5

Cash & cash equivalents, beginning of period	0.3	1.4	28.2	4.6	—	34.5

Cash & cash equivalents, end of period	$13.8	$5.1	$54.3	$5.8	$—	$79.0

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Six Months Ended July 4, 2015
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities	$33.7	$25.9	$24.6	$6.8	$(16.4)	$74.6

Investing Activities
Acquisitions, net of cash received	—	—	(0.5)	—	—	(0.5)
Additions to property, plant & equipment	(0.5)	(11.2)	(45.1)	(0.4)	—	(57.2)
Additions to intangibles and other assets	—	(0.3)	(1.9)	—	—	(2.2)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	26.3	14.2	—	—	40.5

Net cash (used in) provided by investing activities	(0.5)	14.8	(33.3)	(0.4)	—	(19.4)

Financing Activities
Payments of long-term debt	—	(1.3)	(0.1)	(0.5)	—	(1.9)
Borrowings under ABL	—	714.0	34.9	—	—	748.9
Payments under ABL	—	(748.3)	(28.9)	—	—	(777.2)
Distributions to non-controlling interests	—	—	—	(3.6)	—	(3.6)
Issuance of common shares	142.6	—	—	—	—	142.6
Financing fees	—	(0.2)	—	—	—	(0.2)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Common shares repurchased and cancelled	(0.7)	—	—	—	—	(0.7)
Dividends paid to common and preferred shareowners	(18.0)	—	—	—	—	(18.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	(8.4)	(4.3)	(3.7)	16.4	—

Net cash used in financing activities	(24.9)	(44.2)	(0.9)	(7.8)	16.4	(61.4)
Effect of exchange rate changes on cash	(0.7)	—	(0.1)	(0.2)	—	(1.0)

Net increase (decrease) in cash & cash equivalents	7.6	(3.5)	(9.7)	(1.6)	—	(7.2)

Cash & cash equivalents, beginning of period	6.2	8.6	64.0	7.4	—	86.2

Cash & cash equivalents, end of period	$13.8	$5.1	$54.3	$5.8	$—	$79.0

Note 16—Subsequent Events

On August 2, 2016, the Company acquired the sole issued and outstanding share in the share capital of Eden, a leading European direct-to-consumer services provider specializing in HOD water, OCS and filtration, in a share purchase for €470 million (approximately $525 million on the closing date) on a debt and cash free basis, subject to adjustments for working capital, indebtedness and certain expenses. The acquisition was funded using the escrowed proceeds from the 2024 Notes and cash on hand. This acquisition supports the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as the Company’s continuing move toward the higher margin HOD bottled water and OCS categories. Due to the limited amount of time since the Eden acquisition closing date, the Company is unable to provide actual amounts recognized related to the Eden assets acquired and liabilities assumed as the accounting for the purchase price allocation has not yet been completed. As a result, certain required disclosures relative to the acquisition of Eden, including those related to any goodwill or bargain purchase amounts to be recognized, have not been made.

On August 3, 2016, the Company entered into a definitive stock purchase agreement to acquire S&D for approximately $355 million, subject to adjustments for working capital, indebtedness and certain expenses. The Company expects to fund the purchase price using cash on hand as well as borrowings under the ABL facility. S&D is a premium coffee roaster and provider of customized coffee, tea, and extract solutions to the foodservice, convenience, gas, hospitality and office segments in the United States. This acquisition is expected to close during the third quarter of 2016.

On August 3, 2016, the Company amended and restated the ABL facility. The amended and restated ABL facility is a five-year revolving facility of up to $500 million and subject to certain conditions, may be increased up to an additional $100 million at the Company’s option if agreed upon by the lenders. The amended and restated ABL facility provides the Company and its subsidiaries, CBI, Cott Beverages Limited, DSS and Cliffstar LLC, with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the amended and restated ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement governing the amended and restated ABL facility. The debt under the amended and restated ABL facility is guaranteed by most of the Company’s U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of the Company’s Dutch subsidiaries.

On August 3, 2016, the Company’s board of directors declared a dividend of $0.06 per share on common shares, payable in cash on September 7, 2016 to shareowners of record at the close of business on August 25, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended January 2, 2016 (our “2015 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2015 Annual Report and this quarterly report on Form 10-Q.

Overview

With the acquisition of DS Services of America, Inc. (“DSS”) in December 2014 and the Eden Springs business (“Eden”) in August 2016, we combined leading providers in the direct-to-consumer beverage services industry with our traditional business, one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. We now have the largest volume-based national presence in the North American and European home and office delivery (“HOD”) industry for bottled water and one of the five largest national market share positions in the U.S. and European office coffee services (“OCS”) and filtration services industries. We reach over 2.3 million customers through routes located across North America and Europe supported by strategically located sales and distribution facilities and fleets. Our broad portfolio allows us to offer, on a direct-to-consumer basis, a variety of bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment. We believe we have the broadest distribution network in the direct-to-consumer beverage services industry in North America and Europe, which enables us to efficiently service residences and small and medium size businesses, as well as large corporations, universities and government agencies.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. During the first six months of 2016, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the six months ended July 2, 2016 and July 4, 2015 accounted for 17.9% and 18.3% of total revenue, respectively.

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

Acquisition and Financing Transactions

On August 3, 2016, we entered into a definitive stock purchase agreement to acquire S&D Coffee, Inc. (“S&D”)(the “S&D Acquisition”), a premium coffee roaster and provider of customized coffee, tea, and extract solutions to the foodservice, convenience, gas, hospitality and office segments in the United States, for approximately $355 million, subject to adjustments for working capital, indebtedness and certain expenses. We expect to fund the purchase price using cash on hand as well as borrowings under our asset based lending facility (“ABL facility”). The S&D Acquisition is expected to close during the third quarter of 2016.

On August 3, 2016, the Company amended and restated the ABL facility. The amended and restated ABL facility is a five-year revolving facility of up to $500 million and subject to certain conditions, may be increased up to an additional $100 million at the Company’s option if agreed upon by the lenders. The amended and restated ABL facility provides the Company and its subsidiaries, CBI, Cott Beverages Limited, DSS and Cliffstar LLC, with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the amended and restated ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement governing the amended and restated ABL facility. The debt under the amended and restated ABL facility is guaranteed by most of the Company’s U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of the Company’s Dutch subsidiaries.

On August 2, 2016, we acquired the sole issued and outstanding share in the share capital of Eden (the “Eden Acquisition”), a leading European direct-to-consumer services provider specializing in HOD water, OCS and filtration, in a share purchase for €470 million (approximately $525 million on the closing date) on a debt and cash free basis, subject to adjustments for working capital, indebtedness and certain expenses. The Eden Acquisition was funded using the escrowed proceeds from the 2024 Notes (defined below) and cash on hand. This acquisition supports our strategy to become a more diversified beverage provider across multiple channels and geographies, as well as our continuing move toward the higher margin HOD bottled water and OCS categories.

On June 30, 2016, we issued €450.0 million ($500.2 million at exchange rates in effect on July 2, 2016) of 5.500% senior notes due 2024 (“2024 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the Eden Acquisition, to repay a portion of certain outstanding indebtedness of Eden, and to pay related fees and expenses.

On June 29, 2016, we completed a public offering, on a bought deal basis, of 15,088,000 common shares at a price of $15.25 per share for total gross proceeds to us of $230.1 million (the “June 2016 Offering”). We incurred $9.2 million of underwriter commissions, $1.1 million in professional fees and a $2.7 million deferred tax benefit to common share capital in connection with the June 2016 Offering. The net proceeds of the June 2016 Offering were used to repay in full the borrowings under our ABL facility, to finance the S&D Acquisition and for general corporate purposes

On March 9, 2016, we completed a public offering, on a bought deal basis, of 12,765,000 common shares at a price of $11.80 per share for total gross proceeds to us of $150.6 million (the “March 2016 Offering”). We incurred $6.0 million of underwriter commissions, $0.8 million in professional fees and a $1.7 million deferred tax benefit to common share capital in connection with the March 2016 Offering. The net proceeds of the March 2016 Offering were used to repay a portion of the borrowings under our ABL facility, to finance the Eden Acquisition and for general corporate purposes.

On January 4, 2016, we acquired 100% of the share capital of Aquaterra Corporation, a Canadian direct-to-consumer HOD bottled water and OCS business (“Aquaterra”), for an aggregate purchase price of approximately C$61.2 million (approximately U.S. $44.0 million at exchange rates in effect on January 4, 2016)(the “Aquaterra Acquisition”).

During the six months ended July 2, 2016, we, through our DSS reporting segment, acquired five HOD water businesses for cash purchase prices aggregating to $3.5 million. We have accounted for all of these transactions as business combinations in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the markets in which we operate;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	a loss of or a reduction in business in our traditional business with key customers, particularly Walmart;

•	consolidation of retail customers;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	our ability to realize the expected benefits of our acquisition of DSS (the “DSS Acquisition”), the Eden Acquisition and the S&D Acquisition because of integration difficulties and other challenges;

•	the limited nature of our indemnification rights under the DSS merger agreement, the Eden share purchase agreement and the S&D stock purchase agreement;

•	the incurrence of substantial indebtedness to finance the DSS Acquisition, the Eden Acquisition and the S&D Acquisition;

•	our exposure to intangible asset risk;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness and our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to adequately address the challenges and risks associated with our international operations and acquisition strategy and address difficulties in complying with laws and regulations including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	our ability to use net operating losses to offset future taxable income; or

•	our ability to maintain our quarterly dividend.

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

We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP earnings (loss) attributed to Cott Corporation before interest expense, benefit for income taxes, depreciation and amortization, net income attributable to non-controlling interests, accumulated dividends on preferred shares and foreign exchange impact on redemption of preferred shares. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, purchase accounting adjustments, unrealized loss (gain) on commodity hedging instruments, net, unrealized foreign exchange and other losses (gains), net, loss on disposal of property, plant and equipment, net, and other adjustments, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net income, which is GAAP earnings (loss) excluding acquisition and integration costs, purchase accounting adjustments, unrealized loss (gain) on commodity hedging instruments, net, unrealized foreign exchange and other losses (gains), net, foreign exchange impact on redemption of preferred shares, loss on disposal of property, plant and equipment, net, other adjustments, and tax effect of adjustments, as well as adjusted net income per diluted common share, which is adjusted net income divided by diluted weighted average common shares outstanding. We consider these measures to be indicators of our operating performance.

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

Summary Financial Results

Our net income for the three months ended July 2, 2016 (the “second quarter”) and six months ended July 2, 2016 (“first half of 2016” or “year to date”) was $7.4 million or $0.06 per diluted common share, and $4.1 million or $0.03 per diluted common share, compared to net income of $2.2 million or $0.02 per diluted common share, and net loss of $3.8 million or $0.04 per diluted common share for the three and six months ended July 4, 2015, respectively.

The following items of significance affected our financial results for the first half of 2016:

•	Net revenue decreased 1.8% from the prior year period due primarily to the mix shift from private label to contract manufacturing and the competitive landscape in our traditional business, partially offset by growth in our DSS reporting segment and the addition of the Aquaterra business. Excluding the impact of foreign exchange, net revenue decreased 0.2% from the prior year period;

•	Gross profit as a percentage of net revenue increased to 31.9% compared to 29.7% from the prior year period due primarily to ongoing operational leverage in our DSS reporting segment, the addition of the Aquaterra business and cost and efficiency initiatives in our traditional business, partially offset by unfavorable foreign exchange rates, increased operational costs, and reduced revenues in our traditional business;

•	Selling, general and administrative (“SG&A”) expenses increased to $399.1 million compared to $378.7 million in the prior year period due primarily to the Aquaterra Acquisition;

•	Other expense, net was $0.8 million compared to other income, net of $9.4 million in the prior year period due primarily to the reduction of net gains on foreign currency transactions;

•	Interest expense, net decreased to $54.8 million compared to $55.6 million in the prior year period due primarily to the reduction of outstanding borrowings under our ABL facility;

•	Adjusted EBITDA decreased to $175.8 million compared to $182.0 million in the prior year period due to the items listed above;

•	Adjusted net income and adjusted net income per diluted common share were $16.3 million and $0.14, respectively, compared to adjusted net income of $9.9 million and adjusted net income per diluted common share of $0.10 in the prior year period; and

•	Cash flows provided by operating activities was $68.9 million compared to $74.6 million in the prior year period. The $5.7 million decrease was due primarily to the timing of accounts receivable receipts and accounts payable payments relative to the prior year period, partially offset by the release of cash collateral held by third parties in the prior year period.

Results of Operations

The following table summarizes our consolidated statements of operations as a percentage of revenue for the three and six months ended July 2, 2016 and July 4, 2015:

	For the Three Months Ended				For the Six Months Ended
	July 2, 2016		July 4, 2015		July 2, 2016		July 4, 2015
(in millions of U.S. dollars)	$	%	$	%	$	%	$	%
Revenue, net	765.0	100.0	779.8	100.0	1,463.4	100.0	1,489.6	100.0
Cost of sales	512.4	67.0	539.2	69.1	996.8	68.1	1,047.7	70.3

Gross profit	252.6	33.0	240.6	30.9	466.6	31.9	441.9	29.7
Selling, general, and administrative expenses	202.1	26.4	190.2	24.4	399.1	27.3	378.7	25.4
Loss on disposal of property, plant and equipment, net	2.2	0.3	0.2	—	3.1	0.2	1.6	0.1
Acquisition and integration expenses	11.7	1.5	4.1	0.5	13.1	0.9	8.8	0.6

Operating income	36.6	4.8	46.1	5.9	51.3	3.5	52.8	3.5
Other expense (income), net	3.0	0.4	1.0	0.1	0.8	0.1	(9.4)	(0.6)
Interest expense, net	27.0	3.5	27.9	3.6	54.8	3.7	55.6	3.7

Income (loss) before income taxes	6.6	0.9	17.2	2.2	(4.3)	(0.3)	6.6	0.4
Income tax benefit	2.3	0.3	1.1	0.1	11.3	0.8	10.5	0.7

Net income	8.9	1.2	18.3	2.3	7.0	0.5	17.1	1.1
Less: Net income attributable to non-controlling interests	1.5	0.2	1.7	0.2	2.9	0.2	3.0	0.2
Less: Accumulated dividends on preferred shares	—	—	2.4	0.3	—	—	5.9	0.4
Less: Foreign exchange impact on redemption of preferred shares	—	—	12.0	1.5	—	—	12.0	0.8

Net income (loss) attributed to Cott Corporation	7.4	1.0	2.2	0.3	4.1	0.3	(3.8)	(0.3)

Depreciation & amortization	53.5	7.0	58.2	7.5	106.0	7.2	115.6	7.8

The following table summarizes the change in revenue by reporting segment for the three and six months ended July 2, 2016:

	For the Three Months Ended July 2, 2016
(in millions of U.S. dollars, except percentage amounts)	DSS	Cott North America	Cott U.K.	All Other	Elimination	Total
Change in revenue	$18.7	$(9.8)	$(21.5)	$(1.6)	$(0.6)	$(14.8)
Impact of foreign exchange [1]	—	2.5	9.1	1.0	—	12.6

Change excluding foreign exchange	$18.7	$(7.3)	$(12.4)	$(0.6)	$(0.6)	$(2.2)

Percentage change in revenue	7.3%	(2.7)%	(14.0)%	(9.8)%	9.4%	(1.9)%

Percentage change in revenue excluding foreign exchange	7.3%	(2.0)%	(8.1)%	(3.7)%	9.4%	(0.3)%

	For the Six Months Ended July 2, 2016
(in millions of U.S. dollars, except percentage amounts)	DSS	Cott North America	Cott U.K.	All Other	Elimination	Total
Change in revenue	$35.7	$(25.2)	$(33.1)	$(1.0)	$(2.6)	$(26.2)
Impact of foreign exchange [1]	—	5.8	16.0	2.0	—	23.8

Change excluding foreign exchange	$35.7	$(19.4)	$(17.1)	$1.0	$(2.6)	$(2.4)

Percentage change in revenue	7.2%	(3.7)%	(11.6)%	(3.4)%	24.1%	(1.8)%

Percentage change in revenue excluding foreign exchange	7.2%	(2.8)%	(6.0)%	3.4%	24.1%	(0.2)%

1.	Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for the three and six months ended July 2, 2016 and July 4, 2015 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenue, net
DSS	$275.7	$257.0	$533.0	$497.3
Cott North America	349.2	359.0	662.5	687.7
Cott U.K.	132.3	153.8	252.9	286.0
All Other	14.8	16.4	28.4	29.4
Elimination	(7.0)	(6.4)	(13.4)	(10.8)

Total	$765.0	$779.8	$1,463.4	$1,489.6

Gross Profit
DSS	$170.8	$156.1	$325.2	$296.0
Cott North America	51.8	52.2	86.7	93.7
Cott U.K.	24.1	25.6	43.8	41.2
All Other	5.9	6.7	10.9	11.0

Total	$252.6	$240.6	$466.6	$441.9

Operating income (loss)
DSS	$17.8	$13.2	$23.5	$11.7
Cott North America	18.4	18.3	19.0	25.5
Cott U.K.	11.7	14.6	21.6	18.5
All Other	3.4	3.7	5.9	5.3
Corporate	(14.7)	(3.7)	(18.7)	(8.2)

Total	$36.6	$46.1	$51.3	$52.8

The following tables summarize net revenue by channel for the three and six months ended July 2, 2016 and July 4, 2015:

	For the Three Months Ended July 2, 2016
(in millions of U.S. dollars)	DSS	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$20.7	$280.9	$55.0	$1.1	$(0.3)	$357.4
Branded retail	22.9	24.8	41.7	1.0	(0.4)	90.0
Contract packaging	—	35.7	31.0	5.0	(2.5)	69.2
Home and office bottled water delivery	177.2	—	—	—	—	177.2
Office coffee services	30.0	—	—	—	—	30.0
Concentrate and other	24.9	7.8	4.6	7.7	(3.8)	41.2

Total	$275.7	$349.2	$132.3	$14.8	$(7.0)	$765.0

	For the Six Months Ended July 2, 2016
(in millions of U.S. dollars)	DSS	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$37.6	$529.4	$106.0	$1.6	$(0.7)	$673.9
Branded retail	47.2	51.6	78.3	1.8	(0.7)	178.2
Contract packaging	—	67.1	59.3	9.7	(4.6)	131.5
Home and office bottled water delivery	339.2	—	—	—	—	339.2
Office coffee services	61.5	—	—	—	—	61.5
Concentrate and other	47.5	14.4	9.3	15.3	(7.4)	79.1

Total	$533.0	$662.5	$252.9	$28.4	$(13.4)	$1,463.4

	For the Three Months Ended July 4, 2015
(in millions of U.S. dollars)	DSS	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$17.2	$289.7	$71.8	$1.7	$(0.7)	$379.7
Branded retail	20.6	30.8	48.5	1.3	(0.5)	100.7
Contract packaging	—	31.3	30.9	6.8	(1.6)	67.4
Home and office bottled water delivery	164.8	—	—	—	—	164.8
Office coffee services	29.7	—	—	—	—	29.7
Concentrate and other	24.7	7.2	2.6	6.6	(3.6)	37.5

Total	$257.0	$359.0	$153.8	$16.4	$(6.4)	$779.8

	For the Six Months Ended July 4, 2015
(in millions of U.S. dollars)	DSS	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$32.7	$557.4	$132.7	$2.8	$(1.2)	$724.4
Branded retail	40.3	57.9	89.3	2.4	(0.9)	189.0
Contract packaging	—	56.9	59.3	10.7	(1.6)	125.3
Home and office bottled water delivery	314.4	—	—	—	—	314.4
Office coffee services	61.7	—	—	—	—	61.7
Concentrate and other	48.2	15.5	4.7	13.5	(7.1)	74.8

Total	$497.3	$687.7	$286.0	$29.4	$(10.8)	$1,489.6

The following table summarizes our EBITDA and Adjusted EBITDA for the three and six months ended July 2, 2016 and July 4, 2015:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss) attributed to Cott Corporation	$7.4	$2.2	$4.1	$(3.8)
Interest expense, net	27.0	27.9	54.8	55.6
Income tax benefit	2.3	1.1	11.3	10.5
Depreciation & amortization	53.5	58.2	106.0	115.6
Net income attributable to non-controlling interests	1.5	1.7	2.9	3.0
Accumulated dividends on preferred shares	—	2.4	—	5.9
Foreign exchange impact on redemption of preferred shares	—	12.0	—	12.0

EBITDA	$87.1	$103.3	$156.5	$177.8
Acquisition and integration costs	11.7	4.1	13.1	8.8
Purchase accounting adjustments	—	—	0.5	4.2
Unrealized commodity hedging loss (gain), net	0.1	(0.9)	0.1	(1.2)
Unrealized foreign exchange and other losses (gains), net	2.2	0.4	(0.4)	(10.5)
Loss on disposal of property, plant & equipment, net	2.2	0.2	3.1	1.7
Other adjustments	1.6	1.2	2.9	1.2

Adjusted EBITDA	$104.9	$108.3	$175.8	$182.0

The following table summarizes our adjusted net income and adjusted net income per common share for the three and six months ended July 2, 2016 and July 4, 2015:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars, except share and per share amounts)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss) attributed to Cott Corporation	$7.4	$2.2	$4.1	$(3.8)
Acquisition and integration costs	11.7	4.1	13.1	8.8
Purchase accounting adjustments	—	—	0.5	4.2
Unrealized commodity hedging loss (gain), net	0.1	(0.9)	0.1	(1.2)
Unrealized foreign exchange and other losses (gains), net	2.2	0.4	(0.4)	(10.5)
Foreign exchange impact on redemption of preferred shares	—	12.0	—	12.0
Loss on disposal of property, plant & equipment, net	2.2	0.2	3.1	1.7
Other adjustments	1.6	1.2	2.9	1.2
Adjustments for tax effect [1]	(6.4)	(1.6)	(7.1)	(2.5)

Adjusted net income attributed to Cott Corporation	$18.8	$17.6	$16.3	$9.9

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.15	$0.18	$0.14	$0.10
Diluted	$0.15	$0.18	$0.14	$0.10
Weighted average common shares outstanding (in millions)
Basic	123.2	99.6	118.3	96.4
Diluted	124.2	100.2	119.0	96.9

1.	Reflects tax effect of adjustments at the statutory tax rate within the applicable tax jurisdiction.

The following table summarizes our free cash flow and adjusted free cash flow for the three and six months ended July 2, 2016 and July 4, 2015:

	For the Three Months Ended
(in millions of U.S. dollars)	July 2, 2016	July 4, 2015
Net cash provided by operating activities	$87.6	$75.7
Less: Additions to property, plant & equipment	(33.2)	(29.9)

Free Cash Flow	$54.4	$45.8

Adjusted Free Cash Flow	$54.4	$45.8

	For the Six Months Ended
	July 2, 2016	July 4, 2015
Net cash provided by operating activities	$68.9	$74.6
Less: Additions to property, plant & equipment	(62.7)	(57.2)

Free Cash Flow	$6.2	$17.4

Less: Cash collateral [1]	—	(29.4)

Adjusted Free Cash Flow	$6.2	$(12.0)

1.	In connection with the DSS Acquisition, $29.4 million of cash was required to collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings under our ABL facility, and the cash collateral was included within prepaid and other current assets on our consolidated balance sheet at January 3, 2015. After January 3, 2015, additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company and used to repay a portion of our outstanding ABL facility.

Revenue, Net

Net revenue decreased $14.8 million, or 1.9%, and $26.2 million, or 1.8%, in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, net revenue decreased 0.3% in the second quarter and 0.2% year to date from the comparable prior year periods.

DSS revenue increased $18.7 million, or 7.3%, and $35.7 million, or 7.2%, in the second quarter and year to date, respectively, from the comparable prior year periods due primarily to the addition of the Aquaterra business, growth in HOD bottled water, single cup coffee delivery and retail sales, partially offset by a declining energy surcharge as a result of lower diesel fuel prices and reduced sales in traditional brew basket coffee.

Cott North America revenue decreased $9.8 million, or 2.7%, and $25.2 million, or 3.7%, in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 2.0% and 2.8% in the second quarter and year to date, respectively, due primarily to an overall product mix shift into contract manufacturing.

Cott U.K. revenue decreased $21.5 million, or 14.0%, and $33.1 million, or 11.6%, in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 8.1% and 6.0% in the second quarter and year to date, respectively, due primarily to the competitive environment and an adverse product mix shift. We expect the competitive environment in the United Kingdom to affect revenues over the next several years as a result of several factors, including narrowed price gaps in the energy drink category and the ceding of market share by large format retailers to small format discount retailers, which is a customer segment in which the Cott U.K. reporting segment has historically had relatively less penetration.

All Other revenue decreased $1.6 million, or 9.8%, and $1.0 million, or 3.4%, in the second quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 3.7% in the second quarter and increased 3.4% year to date, respectively, due primarily to growth in emerging markets.

Cost of Sales

Cost of sales represented 67.0% and 68.1% of revenue in the second quarter and year to date, respectively, compared to 69.1% and 70.3% in the comparable prior year periods. The decrease in cost of sales as a percentage of revenue was due primarily to the addition of the Aquaterra business and the growth in contract manufacturing.

Gross Profit

Gross profit as a percentage of revenue increased to 33.0% and 31.9% in the second quarter and year to date, respectively, from 30.9% and 29.7% in the comparable prior year periods due primarily to ongoing operational leverage in our DSS reporting segment, the addition of the Aquaterra business and cost and efficiency initiatives in our traditional business, partially offset by unfavorable foreign exchange rates, increased operational costs, and reduced revenues in our traditional business.

Selling, General and Administrative Expenses

SG&A expenses increased to $202.1 million and $399.1 million in the second quarter and year to date, respectively, from $190.2 million and $378.7 million in the comparable prior year periods due primarily to the addition of the Aquaterra business.

Operating Income

Operating income was $36.6 million and $51.3 million in the second quarter and year to date, respectively, compared to $46.1 million and $52.8 million in the comparable prior year periods. The decrease was due primarily to higher acquisition and integration expenses during the second quarter in connection with the Eden Acquisition.

Other Expense (Income), Net

Other expense, net was $3.0 million and $0.8 million in the second quarter and year to date, respectively, compared to other expense, net of $1.0 million in the second quarter and other income, net of $9.4 million year to date in the comparable prior year periods. The increase was due primarily to the reduction of net gains on foreign currency transactions.

Income Tax Benefit

Income tax benefit was $2.3 million and $11.3 million in the second quarter and year to date, respectively, compared to $1.1 million and $10.5 million, in the comparable prior year periods. As we have significant global permanent book to tax differences that exceed our estimated income before taxes on an annual basis, small changes in our estimated income before taxes or changes in year to date income before taxes between jurisdictions can cause material fluctuations in our estimated effective tax rate on a quarterly basis. We have therefore calculated our quarterly income tax provision for the three and six months ended July 2, 2016 and July 4, 2015 on a discrete basis for the United States rather than using the estimated annual effective tax rate for the year, in accordance with Accounting Standards Codification 740, Income Taxes. The second quarter’s effective income tax rate was (34.8%) compared to (6.4%) in the comparable prior year period.

Liquidity and Capital Resources

As of July 2, 2016, we had total debt of $2,016.9 million and $249.5 million of cash and cash equivalents compared to $1,650.8 million of debt and $77.1 million of cash and cash equivalents as of January 2, 2016.

We believe that our level of resources, which includes cash on hand, available borrowings under our ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or the $625.0 million 6.750% senior notes due 2020 (“2020 Notes”), the $525.0 million 5.375% senior notes due 2022 (“2022 Notes”), the $350.0 million 10.000% senior secured notes due 2021 (“DSS Notes”), or the 2024 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2020 Notes, 2022 Notes, DSS Notes, and 2024 Notes refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. The ABL facility and the DSS Notes are secured by substantially all of our assets and those of the respective guarantor subsidiaries. If the ABL facility or the DSS Notes were to become currently due, the lenders or the trustee, as applicable, may have the right to foreclose on such assets subject to the terms of an intercreditor agreement that gives priority to the rights of the ABL lender. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

As of July 2, 2016, our total availability under the ABL facility was $350.3 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the June month end under the terms of the credit agreement governing the ABL facility). We had no outstanding borrowings under the ABL facility and $40.7 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $309.6 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the fifteenth day of the following month.

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

We may, from time to time, depending on market conditions, including without limitation whether the 2020 Notes, the 2022 Notes, the DSS Notes, or the 2024 Notes are then trading at a discount to their face amount, repurchase the 2020 Notes, the 2022 Notes, the DSS Notes, or the 2024 Notes for cash and/or in exchange for our common shares, warrants, preferred stock, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in aggregate, may be material. However, the covenants in our ABL facility subject such purchases to certain limitations and conditions.

A dividend of $0.06 per common share has been declared during each quarter of 2016 for an aggregate dividend payment of approximately $14.7 million.

The following table summarizes our cash flows for the three and six months ended July 2, 2016 and July 4, 2015, as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	For the Three Months Ended		For the Six Months Ended
(in millions of U.S. dollars)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net cash provided by operating activities	$87.6	$75.7	$68.9	$74.6
Net cash (used in) provided by investing activities	(38.6)	9.6	(112.1)	(19.4)
Net cash provided by (used in) financing activities	147.5	(41.0)	218.7	(61.4)
Effect of exchange rate changes on cash	(2.1)	0.2	(3.1)	(1.0)

Net increase (decrease) in cash & cash equivalents	194.4	44.5	172.4	(7.2)
Cash & cash equivalents, beginning of period	55.1	34.5	77.1	86.2

Cash & cash equivalents, end of period	$249.5	$79.0	$249.5	$79.0

Operating Activities

Cash provided by operating activities was $68.9 million year to date compared to $74.6 million in the comparable prior year period. The $5.7 million decrease in cash provided by operating activities was due primarily to the timing of accounts receivable receipts and accounts payable payments relative to the prior year period, partially offset by the release of cash collateral held by third parties in the prior year period.

Investing Activities

Cash used in investing activities was $112.1 million year to date compared to $19.4 million in the comparable prior year period. The $92.7 million increase in cash used in investing activities was due primarily to the Aquaterra Acquisition and cash provided by the receipt of proceeds from a sale-leaseback transaction in the comparable prior year period.

Financing Activities

Cash provided by financing activities was $218.7 million year to date compared to cash used in financing activities of $61.4 million in the comparable prior year period. The $280.1 million increase was due primarily to the receipt of the net proceeds from the March 2016 Offering and the June 2016 Offering, partially offset by an increase in payments under our ABL facility net of borrowings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of July 2, 2016.

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations as of July 2, 2016, from amounts previously disclosed in our 2015 Annual Report.

In June 2016, we issued the 2024 Notes which increased our future cash obligation at July 2, 2016. The 2024 Notes will increase our annual interest expense obligation by €24.8 million and the principal of €450.0 million ($27.5 million and $500.2 million, respectively, at exchange rates in effect on July 2, 2016) payable at maturity on July 1, 2024.

Debt

Asset-Based Lending Facility

On June 7, 2016, in connection with the Eden Acquisition, we amended the ABL facility to permit, among other things, (1) the Eden Acquisition, (2) a new debt issuance to finance the Eden Acquisition, (3) the sale and leaseback of certain property located in the United Kingdom, and (4) certain other miscellaneous and technical changes.

5.500% Senior Notes due in 2024

On June 30, 2016, we issued €450.0 million ($500.2 million at exchange rates in effect on July 2, 2016) of the 2024 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the Eden Acquisition, Cott Finance Corporation amalgamated with the Company and the combined company, “Cott Corporation,” assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of Cott’s U.S., Canadian, U.K. Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were recorded to restricted cash as of July 2, 2016 and will be used to fund a portion of the purchase price of the Eden Acquisition, to repay a portion of certain outstanding indebtedness of Eden, and to pay related fees and expenses.

We incurred approximately $9.8 million of financing fees for the issuance of the 2024 Notes and $10.0 million of bridge financing commitment fees and professional fees in connection with the Eden Acquisition. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were recorded in SG&A expenses in our consolidated statements of operations.

Credit Ratings and Covenant Compliance

Credit Ratings

We have no material changes to the disclosure on this matter made in our 2015 Annual Report.

Covenant Compliance

Indentures governing 2022 Notes, DSS Notes, 2020 Notes and 2024 Notes

Under the indentures governing the 2022 Notes, the DSS Notes, the 2020 Notes, and the 2024 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of July 2, 2016, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of the 2022 Notes, the DSS Notes, the 2020 Notes, or the 2024 Notes, since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.1 to 1.0 effective when and if aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $40.0 million. If excess availability is less than the greater of 12.5% of the aggregate availability under the ABL facility or $50.0 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of July 2, 2016.

Issuer Purchases of Equity Securities

Tax Withholding

In the second quarter of 2016, 1,473 common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. No such withholdings occurred in the second quarter of 2015. Please refer to the table in Part II, Item 2 of this quarterly report on Form 10-Q.

Capital Structure

Since January 2, 2016, equity has increased by $348.0 million. The increase was due primarily to the issuance of common shares in the March 2016 Offering and the June 2016 Offering of $145.5 million and $222.5 million, respectively, partially offset by common share dividend payments of $14.7 million and distributions to non-controlling interests of $3.3 million.

Dividend Payments

Common Share Dividend

On May 3, 2016, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on June 15, 2016 to shareowners of record at the close of business on June 3, 2016. On August 3, 2016, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on September 7, 2016 to shareowners of record at the close of business on August 25, 2016. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing the 2022 Notes, the DSS Notes, the 2020 Notes, and the 2024 Notes, as well as other factors that the board of directors may deem relevant from time to time.

Preferred Share Dividend

As part of the DSS Acquisition, we issued preferred equity securities that required the payment of quarterly dividends (the “Preferred Shares”). On April 1, 2015, we paid dividends to the holders of the Preferred Shares for an aggregate dividend payment of approximately $3.5 million. As of June 11, 2015, all outstanding Preferred Shares were redeemed for an aggregate cash payment of $151.3 million, which included payment of $2.5 million of accrued and unpaid dividends.

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

Currency Exchange Rate Risk

Our Cott North America and Cott U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, typically have maturities of less than twelve months. We had outstanding foreign exchange forward contracts with notional amounts of $17.9 million and $4.5 million as of July 2, 2016 and January 2, 2016, respectively.

In order to fund a portion of the Eden Acquisition, the Company entered into a foreign currency option contract known as a zero-cost collar. This option contract was entered into as a hedge against currency fluctuations during the time between entering into the agreement to acquire Eden in early June 2016 and the closing of the transaction in August 2016. This contract involves the Company’s purchase of a Euro call option and a simultaneous sale of a Euro put option, with equivalent Euro notional amounts of €30.0 million for the options. The zero-cost collar contract matured and was settled in July 2016 resulting in a cash payment of $33.3 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. We had no outstanding borrowings under the ABL facility as of July 2, 2016.

Commodity Price Risk

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $23.9 million and $49.3 million as of July 2, 2016 and January 2, 2016, respectively.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 2, 2016. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2016, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The risk factors set forth below supplement the risk factors disclosed in Part I. Item 1A. “Risk Factors” in our 2015 Annual Report. In addition to these risk factors and other information set forth in this report, you should carefully consider the various risks and uncertainties contained in Part I, Item 1A. “Risk Factors” in the 2015 Annual Report. Aside from the below risk factors, the Company has not identified any material change to the risk factors described in the 2015 Annual Report.

Risks Related to Cott

We are subject to risks associated with our international operations, including compliance with applicable U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and other applicable anti-corruption laws, which may increase the cost of doing business in international jurisdictions.

We currently operate internationally and we intend to continue expansion of our international operations. Following the consummation of the Eden Acquisition, we now operate in 17 European countries and Israel. As a result, our business is exposed to risks inherent in foreign operations. If we fail to adequately address the challenges and risks associated with our international operations and acquisition strategy, we may encounter difficulties in our international operations and implementing our strategy, which could impede our growth or harm our operating results. These risks, which can vary substantially by jurisdiction, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and local laws prohibiting payments to government officials and other corrupt practices, tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. Additional risks include the potential for restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatility of the economic environment has increased the risk of disruption and losses resulting from hyper–inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations, which could have a significant impact on our business.

At January 2, 2016, we had, subject to the limitation discussed below, $328.0 million and $333.9 million of net operating loss carryforwards for U.S. federal and state tax purposes, respectively, and $4.3 million for Canadian tax purposes. The U.S. loss carryforwards will expire in varying amounts through 2034 and 2035 for U.S. federal and state operating loss carryforwards, respectively, and the Canadian carryforward will expire in 2035, if not otherwise used. In general, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income. If we undergo an ownership change, our ability to utilize federal NOLs or tax credits could be limited by Section 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 and 383 of the Code. Our NOLs or credits may also be impaired under state tax law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.

Our ability to utilize our U.S. federal and state NOLs or credits is conditioned upon generating U.S. federal and state taxable income. If we are unable to generate U.S. federal and state taxable income to utilize our NOLs, an adjustment to reserve for these NOLs could materially impact our balance sheet.

Valuation allowances have been provided for deferred tax assets related to our state NOLs. Additionally, uncertainties exist as to the future utilization of the operating loss carryforwards. Therefore, in accordance with the Financial Accounting Standards Board Accounting Standards Certification 740, Income Taxes, we have established a valuation allowance of $15.4 million at January 2, 2016.

Risks Related to the Eden Acquisition and the S&D Acquisition

We may not realize the expected benefits of the Eden Acquisition and the S&D Acquisition because of integration difficulties and other challenges.

The success of the Eden Acquisition and the S&D Acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating Eden’s and S&D’s businesses with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Eden’s and S&D’s businesses include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Eden’s and S&D’s structures and our structure;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees

•	operating risks inherent in Eden’s and S&D’s businesses and our business; and

•	unanticipated issues, expenses and liabilities.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Cott, on the one hand, and Eden and S&D, on the other hand, had achieved or might achieve separately. In addition, we may not accomplish the integration of Eden’s and S&D’s businesses smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process, the anticipated benefits of the Eden Acquisition and S&D Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Moreover, we may not achieve the revenue and cost synergies related to the Eden Acquisition and the S&D Acquisition. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the synergies from the Eden Acquisition and the S&D Acquisition may be offset by costs incurred in consummating the Eden Acquisition and the S&D Acquisition or in integrating the acquired businesses, increases in other expenses, operating losses or problems in the business unrelated to the Eden Acquisition and the S&D Acquisition. As a result, there can be no assurance that such synergies will be achieved.

We face risks associated with the Share Purchase Agreement in connection with the Eden Acquisition and the Stock Purchase Agreement in connection with the S&D Acquisition.

Closing of the S&D Acquisition is subject to the satisfaction of various conditions. There is no assurance that all of the various conditions will be satisfied, or that the S&D Acquisition will be completed on the proposed terms, within the expected timeframe, or at all.

The announcement and pendency of the S&D Acquisition could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the S&D Acquisition is consummated. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction. We could also potentially lose customers or suppliers, new customer or supplier contracts could be delayed or decreased and we may have difficulty in hiring new key employees. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

In addition, in connection with the Eden Acquisition and the S&D Acquisition, we will be subject to all of the liabilities of Eden and S&D that were not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Eden and S&D. Under the purchase agreements for these acquisitions, we have been provided with a limited set of warranties and indemnities in relation to identified risks. Our sole remedy from the seller for any breach of those warranties is an action for damages. We have secured insurance in each of these transactions to cover losses arising in respect of the breach by the seller of those warranties. Additionally, while certain funds have been placed into escrow by the seller in the Eden Acquisition, and will be so placed by the seller in the S&D Acquisition at closing, such funds may prove not to be sufficient to reimburse us for damages we may incur. Damages resulting from a breach of warranty could have a material and adverse effect on our financial condition and results of operations.

We have incurred significant one-time transaction costs in connection with the Eden Acquisition, and will incur such costs in connection with the S&D Acquisition.

We incurred significant one-time transactions costs in connection with the Eden Acquisition and expect to incur such costs in connection with the closing of the S&D Acquisition. The substantial majority of these costs will be non-recurring expenses.

Our historical and pro forma financial information may not be indicative of our future financial performance.

The pro forma financial information with respect to the Eden Acquisition included in the Form 8-K filed with the Securities and Exchange Commission on June 21, 2016 (the “Eden 8-K”) and such pro forma financial data is not necessarily indicative of the financial position or results of operations that may have actually occurred had the Eden Acquisition taken place on the date noted, or the future financial position or results of operations of the Company. The pro forma adjustments reflected in the summary pro forma financial data are based upon available information and certain assumptions that we believe are reasonable and are subject to revision as additional information becomes available. Revisions to the pro forma adjustments which may be required by the final purchase price allocations and/or pre-closing or post-closing purchase price adjustments, if any, may have a material impact on the total assets, total liabilities and stockholders’ equity, revenues, SG&A expenses, depreciation and amortization and interest expense. In addition, the pro forma financial information included in the Eden 8-K does not give effect to estimated revenue and cost synergies that may be achieved with respect to the combined companies, or the impact of non-recurring items, including synergies, directly related to the Eden Acquisition. We expect to file pro forma financial information with respect to the S&D Acquisition following the closing of such acquisition. Such pro forma financial information should not be considered indicative of actual results that would have been achieved had the S&D Acquisition been consummated on the date or for the periods indicated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Tax Withholdings

The following table contains information about common shares that we withheld from delivering to employees during the second quarter of 2016 to satisfy their tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 2016	—	$—	N/A	N/A
May 2016	1,473	14.52	N/A	N/A
June 2016	—	—	N/A	N/A

Total	1,473

Item 6. Exhibits

The Index to Exhibits, which appears immediately following the signature page, is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION
(Registrant)

Date: August 9, 2016	/s/ Jay Wells
Jay Wells
Chief Financial Officer
(On behalf of the Company)

Date: August 9, 2016	/s/ Jason Ausher
Jason Ausher
Chief Accounting Officer
(Principal Accounting Officer)

Number	Description
2.1	Share Purchase Agreement, dated as of June 7, 2016, by and among Hydra Luxembourg Holdings S.à.r.l., Carbon Acquisition Co B.V. and Cott Corporation (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 7, 2016).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Indenture, dated as of June 30, 2016, by and among Cott Finance Corporation, BNY Trust Company of Canada, as Canadian co-trustee, The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent, governing the 5.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 30, 2016).

4.2	Form of 5.50% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.1).

4.3	Fifth Supplemental Indenture, dated as of May 10, 2016, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (filed herewith).

4.4	Sixth Supplemental Indenture, dated as of July 5, 2016, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (filed herewith).

4.5	Third Supplemental Indenture, dated as of May 10, 2016, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 6.75% Senior Notes due 2020 (filed herewith).

4.6	Fourth Supplemental Indenture, dated as of July 5, 2016, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 6.75% Senior Notes due 2020 (filed herewith).

10.1	Amendment No. 7 to Credit Agreement, dated as of June 7, 2016, by and among Cott Corporation, Cott Beverages Inc., Cliffstar LLC, Cott Beverages Limited and DS Services of America, Inc., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 7, 2016).

10.2	Employment Offer Letter to Brad Goist dated April 22, 2016 (filed herewith).

10.3	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan (filed herewith).

10.4	Amendment and Restatement Agreement, dated as of August 3, 2016, to the Credit Agreement dated as of August 17, 2010, as amended, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC, DS Services of America, Inc. and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK security trustee, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2016 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2016 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2016 (furnished herewith).

Number	Description
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended July 2, 2016 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, filed on August 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).