Form 10-Q
period 2016-10-01
COTT CORP /CN/
filed 2016-11-10
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 1, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2016
Common Shares, no par value per share	138,373,690 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Revenue, net	$885.1	$755.6	$2,348.5	$2,245.2
Cost of sales	579.3	523.1	1,576.1	1,570.8

Gross profit	305.8	232.5	772.4	674.4
Selling, general and administrative expenses	263.0	196.2	662.1	574.9
Loss on disposal of property, plant & equipment, net	0.8	1.1	3.9	2.7
Acquisition and integration expenses	7.4	6.6	20.5	15.4

Operating income	34.6	28.6	85.9	81.4
Other (income) expense, net	(3.2)	0.6	(2.4)	(8.8)
Interest expense, net	34.4	27.4	89.2	83.0

Income (loss) before income taxes	3.4	0.6	(0.9)	7.2
Income tax expense (benefit)	5.8	(5.8)	(5.5)	(16.3)

Net (loss) income	$(2.4)	$6.4	$4.6	$23.5
Less: Net income attributable to non-controlling interests	1.5	1.6	4.4	4.6
Less: Accumulated dividends on convertible preferred shares	—	—	—	4.5
Less: Accumulated dividends on non-convertible preferred shares	—	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	—	—	—	12.0

Net (loss) income attributed to Cott Corporation	$(3.9)	$4.8	$0.2	$1.0

Net (loss) income per common share attributed to Cott Corporation
Basic	$(0.03)	$0.04	$0.00	$0.01
Diluted	$(0.03)	$0.04	$0.00	$0.01
Weighted average common shares outstanding (in thousands)
Basic	138,195	109,686	124,900	100,818
Diluted	138,195	110,410	125,967	101,387
Dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Net (loss) income	$(2.4)	$6.4	$4.6	$23.5
Other comprehensive (loss) income:
Currency translation adjustment	(5.9)	(11.5)	(23.8)	(12.8)
Pension benefit plan, net of tax [1]	—	0.2	0.2	0.7
Unrealized gain (loss) on derivative instruments, net of tax [2]	0.7	(2.1)	3.8	(4.9)

Total other comprehensive loss	(5.2)	(13.4)	(19.8)	(17.0)

Comprehensive (loss) income	$(7.6)	$(7.0)	$(15.2)	$6.5
Less: Comprehensive income attributable to non-controlling interests	1.5	1.9	4.4	4.9
Less: Accumulated dividends on convertible preferred shares	—	—	—	4.5
Less: Accumulated dividends on non-convertible preferred shares	—	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	—	—	—	12.0

Comprehensive loss attributed to Cott Corporation	$(9.1)	$(8.9)	$(19.6)	$(16.3)

1.	Net of the effect of $0.1 million and $0.3 million tax expense for the three and nine months ended October 1, 2016, respectively, and net of the effect of $0.3 million and $0.5 million tax expense for the three and nine months ended October 3, 2015, respectively.
2.	Net of the effect of $0.8 million and $2.3 million tax expense for the three and nine months ended October 1, 2016, respectively, and net of the effect of $1.5 million and $2.5 million tax benefit for the three and nine months ended October 3, 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	October 1, 2016	January 2, 2016
ASSETS
Current assets
Cash & cash equivalents	$118.9	$77.1
Accounts receivable, net of allowance of $8.9 ($9.2 as of January 2, 2016)	463.3	293.3
Income taxes recoverable	0.6	1.6
Inventories	320.1	249.4
Prepaid expenses and other current assets	33.9	17.2

Total current assets	936.8	638.6
Property, plant & equipment, net	951.4	769.8
Goodwill	1,186.7	759.6
Intangibles and other assets, net	1,019.9	711.7
Deferred tax assets	19.6	7.6

Total assets	$4,114.4	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$264.1	$122.0
Current maturities of long-term debt	5.0	3.4
Accounts payable and accrued liabilities	598.7	437.6

Total current liabilities	867.8	563.0
Long-term debt	2,019.1	1,525.4
Deferred tax liabilities	169.4	76.5
Other long-term liabilities	81.8	76.5

Total liabilities	3,138.1	2,241.4
Equity
Common shares, no par - 138,345,805 (January 2, 2016 - 109,695,435) shares issued	907.4	534.7
Additional paid-in-capital	53.1	51.2
Retained earnings	106.7	129.6
Accumulated other comprehensive loss	(96.0)	(76.2)

Total Cott Corporation equity	971.2	639.3
Non-controlling interests	5.1	6.6

Total equity	976.3	645.9

Total liabilities and equity	$4,114.4	$2,887.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Operating Activities
Net (loss) income	$(2.4)	$6.4	$4.6	$23.5
Depreciation & amortization	63.2	58.1	169.2	173.7
Amortization of financing fees	1.5	1.2	4.0	3.6
Amortization of senior notes premium	(1.5)	(1.3)	(4.4)	(4.2)
Share-based compensation expense	(0.5)	2.3	5.7	8.4
Expense (benefit) for deferred income taxes	5.4	(4.7)	(7.5)	(21.6)
Loss on disposal of property, plant & equipment, net	0.8	1.1	3.9	2.7
Other non-cash items	5.3	4.7	6.2	(11.8)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	25.1	37.8	(22.3)	(22.9)
Inventories	10.7	10.5	12.0	5.6
Prepaid expenses and other current assets	0.6	2.9	(7.2)	28.7
Other assets	(5.5)	(3.8)	(4.3)	(7.5)
Accounts payable and accrued liabilities, and other liabilities	(11.4)	(24.3)	3.2	(14.3)
Income taxes recoverable	0.3	0.9	(2.6)	2.5

Net cash provided by operating activities	91.6	91.8	160.5	166.4

Investing Activities
Acquisitions, net of cash received	(912.5)	(22.0)	(958.7)	(22.5)
Additions to property, plant & equipment	(38.7)	(28.3)	(101.4)	(85.5)
Additions to intangibles and other assets	(1.7)	(0.5)	(5.0)	(2.7)
Proceeds from sale of property, plant & equipment and sale-leaseback	1.6	0.4	4.5	40.9
Proceeds from insurance recoveries	1.4	—	1.4	—
Decrease in restricted cash	2.8	—	—	—

Net cash used in investing activities	(947.1)	(50.4)	(1,059.2)	(69.8)

Financing Activities
Payments of long-term debt	(1.8)	(1.0)	(3.3)	(2.9)
Issuance of long-term debt	498.7	—	498.7	—
Borrowings under ABL facility	814.5	52.4	1,435.6	801.3
Payments under ABL facility	(550.6)	(97.3)	(1,296.6)	(874.5)
Distributions to non-controlling interests	(2.7)	(3.2)	(6.0)	(6.8)
Issuance of common shares	2.4	0.5	366.6	143.1
Financing fees	(11.9)	(0.1)	(11.9)	(0.3)
Preferred shares repurchased and cancelled	—	—	—	(148.8)
Common shares repurchased and cancelled	(3.4)	(0.1)	(4.5)	(0.8)
Dividends to common and preferred shareholders	(8.4)	(6.5)	(23.1)	(24.5)
Payment of deferred consideration for acquisitions	(10.8)	—	(10.8)	(2.5)

Net cash provided by (used in) financing activities	726.0	(55.3)	944.7	(116.7)

Effect of exchange rate changes on cash	(1.1)	(1.4)	(4.2)	(2.4)

Net (decrease) increase in cash & cash equivalents	(130.6)	(15.3)	41.8	(22.5)
Cash & cash equivalents, beginning of period	249.5	79.0	77.1	86.2

Cash & cash equivalents, end of period	$118.9	$63.7	$118.9	$63.7

Supplemental Non-cash Investing and Financing Activities:
Additions to property, plant & equipment through accounts payable and accrued liabilities	$6.9	$3.2	$8.4	$5.3
Accrued deferred financing fees	0.7	—	0.7	0.2
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18.7	$19.0	$74.0	$67.6
Cash paid for income taxes, net	$0.2	$0.5	$4.3	$2.6

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at January 3, 2015	93,073	$388.3	$46.6	$158.1	$(51.0)	$6.9	$548.9
Common shares repurchased and cancelled	(92)	(0.8)	—	—	—	—	(0.8)
Common shares issued - Equity Incentive Plan	488	2.5	(2.0)	—	—	—	0.5
Common shares issued - Equity issuance	16,215	142.6	—	—	—	—	142.6
Common shares issued - Dividend Reinvestment Plan	6	—	—	—	—	—	—
Share-based compensation	—	—	8.4	—	—	—	8.4
Common shares dividend	—	—	—	(18.6)	—	—	(18.6)
Redemption of preferred shares	—	—	—	(12.0)	—	—	(12.0)
Distributions to non-controlling interests	—	—	—	—	—	(6.8)	(6.8)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(13.1)	0.3	(12.8)
Pension benefit plan, net of tax	—	—	—	—	0.7	—	0.7
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(4.9)	—	(4.9)
Preferred shares dividend	—	—	—	(5.9)	—	—	(5.9)
Net income	—	—	—	18.9	—	4.6	23.5

Balance at October 3, 2015	109,690	$532.6	$53.0	$140.5	$(68.3)	$5.0	$662.8

Balance at January 2, 2016	109,695	$534.7	$51.2	$129.6	$(76.2)	$6.6	$645.9
Common shares repurchased and cancelled	(302)	(4.5)	—	—	—	—	(4.5)
Common shares issued - Equity Incentive Plan	1,012	12.5	(3.7)	—	—	—	8.8
Common shares issued - Equity issuance	27,853	363.6	—	—	—	—	363.6
Common shares issued - Dividend Reinvestment Plan	14	0.2	—	—	—	—	0.2
Common shares issued - Employee Stock Purchase Plan	74	0.9	(0.1)	—	—	—	0.8
Share-based compensation	—	—	5.7	—	—	—	5.7
Common shares dividend	—	—	—	(23.1)	—	—	(23.1)
Distributions to non-controlling interests	—	—	—	—	—	(5.9)	(5.9)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(23.8)	—	(23.8)
Pension benefit plan, net of tax	—	—	—	—	0.2	—	0.2
Unrealized gain on derivative instruments, net of tax	—	—	—	—	3.8	—	3.8
Net income	—	—	—	0.2	—	4.4	4.6

Balance at October 1, 2016	138,346	$907.4	$53.1	$106.7	$(96.0)	$5.1	$976.3

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Notes to the Consolidated Financial Statements

Unaudited

Note 1— Business and Recent Accounting Pronouncements

Description of Business

As used herein, “Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries. Cott is a diversified beverage company with a leading volume-based national presence in the North America and European home and office delivery (“HOD”) industry for bottled water, a leader in custom coffee roasting and blending of iced tea for the U.S. foodservice industry, and one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our platform reaches over 2.3 million customers or delivery points across North America and Europe supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.

During the third quarter of 2016, we completed the S&D Acquisition and the Eden Acquisition (as each term is defined below). These businesses were added to our existing DSS reporting segment, which was renamed “Water & Coffee Solutions” to reflect the increased scope of our offering. Other than the change in name, there was no impact on prior period results for this reporting segment. The Water & Coffee Solutions reporting segment produces a product category consisting primarily of HOD bottled water, coffees, teas and filtration services.

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

Significant Accounting Policies

Included in Note 1 of the 2015 Annual Report is a summary of the Company’s significant accounting policies. Additional accounting policies that are significant to the financial results of the Company are provided below.

Cost of sales

We record costs associated with the manufacturing of our products in costs of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Costs incurred in shipment of products from our production facilities to customer locations are also reflected in cost of sales, with the exception of shipping and handling costs incurred to deliver products from our Water & Coffee Solutions reporting segment branch locations to the end-user consumer of those products which are recorded in selling, general and administrative (“SG&A”) expenses. These shipping and handling costs were $92.4 million and $240.3 million for the three and nine months ended October 1, 2016 and $72.8 million and $207.5 million for the three and nine months ended October 3, 2015, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

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

Update ASU 2016-09 – Compensation—Stock Compensation (Topic 718)

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

Update ASU 2016-15 – Statement of Cash Flows (Topic 230)

In August 2016, the FASB issued an update to its guidance on the classification and presentation of certain cash receipts and cash payments in the statement of cash flows. This update addresses specific issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. This guidance will be applied either prospectively or using a retrospective transition method, depending on the practicality of application. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Note 2—Acquisitions

S&D Acquisition

On August 11, 2016 (the “S&D Acquisition Date”), the Company acquired 100% of the outstanding stock of S&D Coffee Holding Company (“Holdings”) and 100% of the outstanding membership interests of Arabica, L.L.C. (“Arabica”) pursuant to a Stock and Membership Interest Purchase Agreement dated August 3, 2016 (the “S&D Acquisition”). Holdings is the parent company of S. & D. Coffee, Inc. (“S&D”), a premium coffee roaster and provider of customized coffee, tea and extract solutions, and Arabica owns real estate that it leases to S&D. The purchase price paid by the Company in the S&D Acquisition was $354.1 million on a debt- and cash-free basis, subject to adjustments for closing date cash, working capital, indebtedness and certain expenses. The S&D Acquisition was funded through a combination of incremental borrowings under the Company’s asset-based lending facility (“ABL facility”) and proceeds from our June 2016 Offering (defined below).

The total consideration paid by us in the S&D Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$232.1
Cash paid on behalf of sellers for sellers’ transaction expenses	84.2
Cash paid to retire outstanding debt on behalf of sellers	37.8

Total consideration	$354.1

The S&D Acquisition supports the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as expanding the Company’s existing coffee and tea categories. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The purchase price of $354.1 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the S&D Acquisition Date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed:

(in millions of U.S. dollars)	Acquired Value
Cash	$1.7
Accounts receivable	49.8
Inventory	61.0
Prepaid expenses and other assets	2.3
Property, plant and equipment	94.6
Goodwill	127.5
Intangibles and other assets	114.1
Accounts payable and accrued liabilities	(44.9)
Deferred tax liabilities	(51.5)
Other long-term liabilities	(0.5)

Total	$354.1

The assets and liabilities acquired with the S&D Acquisition are recorded at their estimated fair values per preliminary valuations and management estimates and are subject to change when formal valuations and other studies are finalized. Estimated fair values for deferred tax balances are preliminary and are also subject to change based on the final valuation results. In addition, consideration for potential loss contingencies are still under review.

The amount of revenues and net loss related to the S&D Acquisition included in the Company’s consolidated statement of operations for the period from the S&D Acquisition Date through October 1, 2016 were $87.3 million and $0.4 million, respectively. During the nine months ended October 1, 2016, the Company incurred $2.3 million of acquisition-related costs associated with the S&D Acquisition, which are included in acquisition and integration expenses in the consolidated statements of operations. In connection with the S&D Acquisition, the Company granted 416,951 common shares to certain of our S&D employees which had an aggregate grant date fair value of approximately $7.1 million and fully vested upon issuance.

Intangible Assets

In our preliminary determination of the fair value of the intangible assets, we considered, among other factors, the best use of acquired assets, analysis of historic financial performance and estimates of future performance of S&D’s products. The estimated fair values of identified intangible assets were calculated using the income valuation approach and with consideration to market participant expectations and assumptions of S&D and Company management. The following table sets forth the components of identified intangible assets associated with the S&D Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Weighted Average Estimated Useful Life
Customer relationships	$108.9	17 years
Non-competition agreements	3.0	4 years

Total	$111.9

Customer relationships represent projected future revenue that will be derived from sales to existing customers of S&D. Non-compete agreements represent the value derived from preventing S&D executives from entering into or starting a similar, competing business with S&D.

Goodwill

The principal driver of the goodwill recognized in the acquisition was that the purchase price for the S&D Acquisition was based, in part, on cash flow projections that assume a reduction of administrative costs and the integration of acquired customers and products into our existing operations. The cost savings and integration into our existing operations are of greater value to the Company than on a standalone basis. The goodwill recognized as part of the S&D Acquisition was allocated to the Water & Coffee Solutions reporting segment, and is not expected to be tax deductible.

Eden Acquisition

On August 2, 2016 (the “Eden Acquisition Date”), the Company acquired the sole issued and outstanding share in the share capital of Hydra Dutch Holdings 1 B.V., the indirect parent company of Eden Springs Europe B.V., a leading provider of water and coffee solutions in Europe (“Eden”) pursuant to a Share Purchase Agreement dated June 7, 2016 (the “Eden Acquisition”). The purchase price paid by the Company was €517.9 million (U.S. $578.5 million at exchange rates in effect on the Eden Acquisition Date), which represented the €470.0 million stated purchase price, €17.5 million of cash on hand, estimated working capital of €15.4 million, and other items of €15.0 million, paid at closing in cash. The purchase price is subject to adjustments for closing date cash, working capital, indebtedness and certain expenses. The Company obtained committed financing to support the Eden Acquisition. The Eden Acquisition was ultimately funded through a combination of proceeds from the issuance of €450 million (U.S. $504.5 million at exchange rates in effect on October 1, 2016) of 5.50% senior notes due July 1, 2024 (“2024 Notes”) and cash on hand.

The total consideration paid by us in the Eden Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$86.5
Cash paid on behalf of sellers to retire outstanding indebtedness	420.2
Cash paid to retire sellers financing payables, net	71.8

Total consideration	$578.5

The Eden Acquisition supports the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as the Company’s continuing strategy to acquire higher margin HOD bottled water and coffee and tea categories. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The purchase price of $578.5 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the Eden Acquisition Date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed:

(in millions of U.S. dollars)	Acquired Value
Cash	$19.6
Accounts receivable	104.3
Inventories	23.7
Prepaid expenses and other current assets	7.3
Property, plant & equipment	98.4
Goodwill	277.2
Intangibles and other assets	227.2
Deferred tax assets	18.2
Current maturities of long-term debt	(2.7)
Accounts payable and accrued liabilities	(129.5)
Long-term debt	(3.1)
Deferred tax liabilities	(55.1)
Other long-term liabilities	(7.0)

Total	$578.5

The assets and liabilities acquired with the Eden Acquisition are recorded at their estimated fair values per preliminary valuations and management estimates and are subject to change when formal valuations and other studies are finalized. Estimated fair values for deferred tax balances are preliminary and are also subject to change based on the final valuation results. In addition, consideration for potential loss contingencies are still under review.

The amount of revenues and net income related to the Eden Acquisition included in the Company’s consolidated statements of operations for the period from the Eden Acquisition Date through October 1, 2016 were $69.9 million and $1.0 million, respectively. During the nine months ended October 1, 2016, the Company incurred $11.4 million of acquisition-related costs associated with the Eden Acquisition, which are included in acquisition and integration expenses in the consolidated statements of operations.

Intangible Assets

In our preliminary determination of the fair value of the intangible assets, we considered, among other factors, the best use of acquired assets, analysis of historic financial performance and estimates of future performance of Eden’s products. The estimated fair values of identified intangible assets were calculated considering market participant expectations and using an income approach and estimates and assumptions provided by Eden’s and our management. The following table sets forth the components of identified intangible assets associated with the Eden Acquisition and their estimated weighted average useful lives:

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$150.9	15 years
Trade names	68.2	Indefinite

Total	$219.1

Customer relationships represent projected future revenue that will be derived from sales to existing customers of Eden.

Trade names represent the projected future cost savings associated with the premium and brand image obtained as a result of owning the trade name as opposed to obtaining the benefit of the trade name through a royalty or rental fee.

Goodwill

The principal factor that resulted in recognition of goodwill was that the purchase price for the Eden Acquisition was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Eden Acquisition was allocated to the Water & Coffee Solutions reporting segment, and is not expected to be tax deductible.

Aquaterra Acquisition

On January 4, 2016 (the “Aquaterra Acquisition Date”), the Company acquired 100% of the share capital of Aquaterra Corporation (“Aquaterra”) pursuant to a Share Purchase Agreement dated December 7, 2015 (the “Aquaterra Acquisition”). Aquaterra operates a Canadian direct-to-consumer HOD bottled water and office coffee services business. The aggregate purchase price paid by the Company in the Aquaterra Acquisition was C$61.2 million (U.S. $44.0 million). The purchase price was paid at closing in cash and was subject to a customary post-closing adjustment of actual working capital. The post-closing adjustment was completed in May 2016 and resulted in the payment of $0.5 million by the former owners of Aquaterra to the Company.

This acquisition supports the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as the Company’s strategy to acquire higher margin HOD bottled water and coffee and tea services categories. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The adjusted purchase consideration of $44.0 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the Aquaterra Acquisition Date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed and shows the allocation after the post-closing adjustment. The allocation of the purchase price is based on preliminary valuations that are expected to be completed by the end of the Company’s fiscal year 2016.

(in millions of U.S. dollars)	Acquired Value	Adjustments	As reported at October 1, 2016
Cash	$1.3	$—	$1.3
Accounts receivable	6.2	0.9	7.1
Inventories	2.1	—	2.1
Prepaid expenses and other current assets	1.3	(0.9)	0.4
Property, plant & equipment	13.4	(1.1)	12.3
Goodwill	19.2	2.0 [1]	21.2
Intangible and other assets	17.4	(0.8)	16.6
Accounts payable and accrued liabilities	(15.8)	(0.5)	(16.3)
Long-term debt	(0.3)	(0.1)	(0.4)
Other long-term liabilities	(0.3)	—	(0.3)

Total	$44.5	$(0.5)	$44.0

1.	The working capital adjustment was reflected in the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as reported at April 2, 2016. When the post-closing adjustment was completed in May 2016, an adjustment to goodwill was made.

The amount of revenues and net income related to the Aquaterra Acquisition included in the Company’s consolidated statements of operations for the period from the Aquaterra Acquisition Date through October 1, 2016 were $48.0 million and $2.9 million, respectively. During the nine months ended October 1, 2016, the Company incurred $0.5 million of acquisition-related costs associated with the Aquaterra Acquisition, which are included in acquisition and integration expenses in the consolidated statements of operations.

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

(in millions of U.S. dollars)	Estimated Fair Market Value	Estimated Useful Life
Customer relationships	$11.4	12 years
Trademarks and trade names	4.4	Indefinite

Total	$15.8

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

Goodwill

The principal factor that resulted in recognition of goodwill was that the purchase price for the Aquaterra Acquisition was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Aquaterra Acquisition was allocated to the Water & Coffee Solutions reporting segment, none of which is expected to be tax deductible.

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the three and nine months ended October 1, 2016 and October 3, 2015, respectively, represent the combined results of our operations as if the Eden Acquisition and S&D Acquisition had occurred on January 3, 2015. Unaudited pro forma consolidated results of operations for the Aquaterra Acquisition are not included in the combined results of our operations for the three and nine months ended October 3, 2015 as the Company determined they are immaterial. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

	For the Three Months Ended			For the Nine Months Ended
	October 1,	October 3,		October 1,	October 3,
(in millions of U.S. dollars, except share amounts)	2016	2015		2016	2015
Revenue	$997.0	$	1,033.4	$2,910.8	$2,979.6
Net income (loss)	12.6		(2.5)	21.6	(40.6)
Net income (loss) per common share, diluted	$0.08	$	(0.02)	$0.15	$(0.35)

During the nine months ended October 1, 2016, the Company incurred approximately $19.4 million of acquisition and integration expenses related to the S&D Acquisition and Eden Acquisition which are included in SG&A expenses in the Company’s consolidated statement of operations and are reflected in pro forma net loss for the nine months ended October 3, 2015 in the table above.

Other HOD Water Business Acquisitions

During the nine months ended October 1, 2016, the Company, through its Water & Coffee Solutions reporting segment, acquired eight HOD water businesses for cash purchase prices aggregating $4.7 million. The Company has accounted for these transactions as business combinations in accordance with GAAP. These tuck-in acquisitions support the Company’s ongoing objective of leveraging its assets and further strengthening its customer density. Net assets, including goodwill, acquired have been allocated to the Water & Coffee Solutions reporting segment. All of the goodwill recorded is expected to be tax deductible.

Note 3—Share-Based Compensation

During the nine months ended October 1, 2016, the Company granted 914,160 Performance-based RSUs, 318,644 Time-based RSUs, and 1,346,987 Stock Options.

The Performance-based RSUs are restricted share units with performance-based vesting granted under the Amended and Restated Cott Corporation Equity Incentive Plan (the “Equity Incentive Plan”). The Company granted 386,104 Performance-based RSUs, which vest on the last day of our 2018 fiscal year, and 46,351 Performance-based RSUs, which vest on the last day of our 2019 fiscal year. The number of shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the awards granted. The Performance-based RSUs vest primarily on the Company’s achievement of a specified level of cumulative pre-tax income for the applicable performance period. The weighted-average grant date fair value of $11.91 per share for the Performance-based RSUs was based on the closing market price of the Company’s common shares on the date of grant on the New York Stock Exchange (“NYSE”).

The Time-based RSUs are restricted share units with time-based vesting granted under the Equity Incentive Plan. The Company granted 234,444 Time-based RSUs, which vest ratably in three equal annual installments on the first, second and third anniversaries of the date of grant and are based upon a service condition. The weighted-average grant date fair value of $12.07 per share for the Time-based RSUs was based on the closing market price of the Company’s common shares on the date of grant on the NYSE.

The Stock Options are non-qualified stock options granted under the Equity Incentive Plan and will vest ratably in three equal installments on the first, second and third anniversaries of the date of grant, are based upon a service condition and have a ten year contractual term. The weighted-average fair value of $3.15 per option for the Stock Options was based on the estimate of fair value on the date of grant using the Black-Scholes option pricing model and related assumptions.

In connection with the S&D Acquisition, the Company granted 376,692 Performance-based RSUs to certain of our employees under the Equity Incentive Plan. The Performance-based RSUs vest on the last day of our 2019 fiscal year. The number of shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the awards granted and is calculated based upon the achievement of specified level of S&D EBITDA (weighted 70%), S&D revenue (weighted 15%) and S&D free cash flow (which is net cash provided by operating activities, less capital expenditures, adjusted to exclude the impact of certain items)(weighted 15%) for the performance period. The grant date fair value of $16.99 per share for the Performance-based RSUs was based on the closing market price of the Company’s common shares on the date of grant on the NYSE.

In connection with the Eden Acquisition, the Company granted 105,013 Performance-based RSUs and 84,200 Time-based RSUs to certain of our employees under the Equity Incentive Plan. The Performance-based RSUs vest on the last day of our 2019 fiscal year. The number of shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 125% of the awards granted and is calculated based upon the achievement of specified level of Eden EBITDA (weighted 70%), Eden revenue (weighted 15%) and Eden free cash flow (which is net cash provided by operating activities, less capital expenditures, adjusted to exclude the impact of certain items)(weighted 15%) for the performance period. Of the 84,200 Time-based RSUs granted in connection with the Eden Acquisition, 12,299 vest ratably in three equal annual installments on the first, second and third anniversaries of the date of grant, while 71,901 vest ratably in two equal annual installments on the first and second anniversaries of the date of grant, with all Time-based RSUs being based upon a service condition. The grant date fair value of $14.79 per share for the Performance-based RSUs and Time-based RSUs was based on the closing market price of the Company’s common shares on the date of grant on the NYSE.

During the nine months ended October 1, 2016, the Company also granted 62,046 common shares to the non-management members of our board of directors under the Equity Incentive Plan with an aggregate grant date fair value of approximately $0.9 million. The common shares were issued in consideration of the directors’ annual board retainer fee and vested upon issuance.

The Company’s share-based compensation expense was $5.7 million and $8.4 million for the nine months ended October 1, 2016 and October 3, 2015, respectively, and was recorded in SG&A expenses in our consolidated statements of operations.

Note 4—Income Taxes

Income tax benefit was $5.5 million on pre-tax loss of $0.9 million for the nine months ended October 1, 2016, as compared to an income tax benefit of $16.3 million on pre-tax income of $7.2 million for the nine months ended October 3, 2015. The Company recognized an income tax benefit on pre-tax losses in certain jurisdictions that is not offset by income tax expense in other jurisdictions with pre-tax income. The decrease in the income tax benefit for 2016, as compared to 2015, primarily relates to the Canadian valuation allowance recorded in the third quarter of fiscal year 2016 (see below).

As we have significant global permanent book to tax differences that exceed our estimated income before taxes on an annual basis, small changes in our estimated income before taxes or changes in year to date income before taxes between jurisdictions can cause material fluctuations in our estimated effective tax rate on a quarterly basis. We have therefore calculated our quarterly income tax provision for the fiscal periods ended October 1, 2016 and October 3, 2015 on a discrete basis for the United States rather than using the estimated annual effective tax rate for the year, in accordance with ASC 740, Income Taxes.

The Company evaluates positive and negative evidence on a regular basis to determine if a valuation allowance should be established in our various tax jurisdictions. The interest expense generated by the issuance of our 2024 Notes in connection with the Eden Acquisition during the third quarter of 2016 has lowered current and future projections of Canadian taxable income. Due to the changes in Canadian taxable income, the Company has established a valuation allowance of approximately $8.5 million in the third quarter of 2016 against its Canadian tax assets.

Note 5— Common Shares and Net (Loss) Income Per Common Share

Common Shares

On June 29, 2016, we completed a public offering, on a bought deal basis, of 15,088,000 common shares at a price of $15.25 per share for total gross proceeds to us of $230.1 million (the “June 2016 Offering”). We incurred and recorded $9.2 million of underwriter commissions and $1.1 million in professional fees in connection with the June 2016 Offering. The net proceeds of the June 2016 Offering were used to repay borrowings under our ABL facility, to finance the S&D Acquisition and for general corporate purposes.

On March 9, 2016, we completed a public offering, on a bought deal basis, of 12,765,000 common shares at a price of $11.80 per share for total gross proceeds to us of $150.6 million (the “March 2016 Offering”). We incurred and recorded $6.0 million of underwriter commissions and $0.8 million in professional fees in connection with the March 2016 Offering. The net proceeds of the March 2016 Offering were used to repay borrowings under our ABL facility and for general corporate purposes.

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is calculated by dividing net (loss) income attributed to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing diluted net (loss) income attributed to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money Stock Options, Performance-based RSUs, Time-based RSUs and convertible preferred shares issued as part of the acquisition of DSS (“Convertible Preferred Shares”) during the periods presented. The dilutive effect of the Convertible Preferred Shares was calculated using the if-converted method. In applying the if-converted method, the Convertible Preferred Shares are assumed to have been converted at the beginning of the period (or at the time of issuance, if later). Set forth below is a reconciliation of the numerator and denominator for the diluted net (loss) income per common share computations for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(in millions of U.S. dollars)	2016	2015	2016	2015
Diluted net (loss) income attributed to Cott Corporation (numerator)	$(3.9)	$4.8	$0.2	$1.0
Weighted average number of shares outstanding - basic	138,195	109,686	124,900	100,818
Dilutive effect of Stock Options	—	236	597	146
Dilutive effect of Time-based RSUs	—	488	470	423

Adjusted weighted average number of shares outstanding - diluted (denominator)	138,195	110,410	125,967	101,387

The following table summarizes anti-dilutive securities excluded from the computation of diluted net (loss) income per common share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(in thousands)	2016	2015	2016	2015
Stock Options	2,846	—	178	—
Performance-based RSUs [1]	1,574	1,739	1,574	1,739
Time-based RSUs	882	—	—	—
Convertible Preferred Shares	—	—	—	18,480

1.	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

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

During the third quarter of 2016, we completed the S&D Acquisition and the Eden Acquisition. These businesses were added to our existing DSS reporting segment, which was renamed “Water & Coffee Solutions” to reflect the increased scope of our offering. Other than the change in name, there was no impact on prior period results for this reporting segment. The Water & Coffee Solutions reporting segment produces a product category consisting primarily of HOD bottled water, coffees, teas and filtration services.

Our business operates through four reporting segments: Water & Coffee Solutions, Cott North America, Cott U.K. and All Other (which includes our Mexico operating segment, Royal Crown International operating segment and other miscellaneous expenses). We refer to our Cott North America, Cott U.K. and All Other reporting segments together as our “traditional business.” Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Corporate	Eliminations	Total
For the Three Months Ended October 1, 2016
Revenue, net [1]	$436.5	$326.2	$116.1	$11.9	$—	$(5.6)	$885.1
Depreciation and amortization	39.6	18.4	5.0	0.2	—	—	63.2
Operating income (loss)	21.1	12.0	5.3	1.9	(5.7)	—	34.6
Additions to property, plant and equipment	28.9	8.0	1.5	0.3	—	—	38.7
For the Nine Months Ended October 1, 2016
Revenue, net [1]	$969.5	$988.7	$369.0	$40.3	$—	$(19.0)	$2,348.5
Depreciation and amortization	97.3	55.3	15.9	0.7	—	—	169.2
Operating income (loss)	44.6	31.0	26.9	7.8	(24.4)	—	85.9
Additions to property, plant and equipment	69.4	24.0	7.3	0.7	—	—	101.4
As of October 1, 2016
Total assets [2]	2,854.8	891.8	340.1	27.7	—	—	4,114.4

1.	Intersegment revenue between Cott North America and the other reporting segments was $5.6 million and $19.0 million for the three and nine months ended October 1, 2016, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Corporate	Eliminations	Total
For the Three Months Ended October 3, 2015
Revenue, net [1]	$268.1	$338.5	$139.9	$15.4	$—	$(6.3)	$755.6
Depreciation and amortization	32.3	19.4	5.9	0.5	—	—	58.1
Operating income (loss)	14.0	8.3	7.0	3.1	(3.8)	—	28.6
Additions to property, plant and equipment	18.0	8.4	1.5	0.4	—	—	28.3
For the Nine Months Ended October 3, 2015
Revenue, net [1]	$765.4	$1,026.2	$425.9	$44.8	$—	$(17.1)	$2,245.2
Depreciation and amortization	94.3	61.3	16.8	1.3	—	—	173.7
Operating income (loss)	25.7	33.8	25.5	8.4	(12.0)	—	81.4
Additions to property, plant and equipment	56.8	20.1	7.7	0.9	—	—	85.5
As of January 2, 2016
Total assets [2]	1,513.1	943.1	402.5	28.6	—	—	2,887.3

1.	Intersegment revenue between Cott North America and the other reporting segments was $6.3 million and $17.1 million for the three and nine months ended October 3, 2015, respectively.
2.	Excludes intersegment receivables, investments and notes receivable.

For the three and nine months ended October 1, 2016, sales to Walmart accounted for 14.4% and 16.6% of our total revenue (October  3, 2015 – 17.9%  and  18.1%),  1.4%  and  1.8%  of  our  Water  &  Coffee  Solutions  reporting  segment  revenue  (October 3, 2015 – 2.2% and 2.2%), 33.9% and 33.8% of our Cott North America reporting segment revenue (October 3, 2015 – 33.3% and 32.9%), 9.6% and 10.1% of our Cott U.K. reporting segment revenue (October 3, 2015 – 11.4% and 11.8%), and 3.6% and 2.5% of our All Other reporting segment revenue (October 3, 2015 – 5.4% and 4.1%).

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

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended October 1, 2016
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$21.6	$263.9	$52.2	$1.0	$(0.4)	$338.3
Branded retail	21.3	25.4	32.9	0.7	(0.3)	80.0
Contract packaging	—	30.7	25.2	3.9	(1.9)	57.9
Home and office bottled water delivery	235.9	—	—	—	—	235.9
Coffee and tea services	110.9	—	2.0	—	—	112.9
Concentrate and other	46.8	6.2	3.8	6.3	(3.0)	60.1

Total	$436.5	$326.2	$116.1	$11.9	$(5.6)	$885.1

	For the Nine Months Ended October 1, 2016
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$59.2	$793.3	$158.2	$2.6	$(1.1)	$1,012.2
Branded retail	68.5	77.0	111.2	2.5	(1.0)	258.2
Contract packaging	—	97.8	84.5	13.6	(6.5)	189.4
Home and office bottled water delivery	575.1	—	—	—	—	575.1
Coffee and tea services	172.4	—	2.0	—	—	174.4
Concentrate and other	94.3	20.6	13.1	21.6	(10.4)	139.2

Total	$969.5	$988.7	$369.0	$40.3	$(19.0)	$2,348.5

	For the Three Months Ended October 3, 2015
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$17.0	$270.4	$65.1	$0.9	$(0.4)	$353.0
Branded retail	22.9	30.0	41.6	0.9	(0.3)	95.1
Contract packaging	—	31.1	30.3	5.7	(2.4)	64.7
Home and office bottled water delivery	173.3	—	—	—	—	173.3
Coffee and tea services	28.1	—	0.8	—	—	28.9
Concentrate and other	26.8	7.0	2.1	7.9	(3.2)	40.6

Total	$268.1	$338.5	$139.9	$15.4	$(6.3)	$755.6

	For the Nine Months Ended October 3, 2015
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$49.7	$827.8	$197.4	$3.7	$(1.6)	$1,077.0
Branded retail	63.2	87.9	130.0	3.3	(1.2)	283.2
Contract packaging	—	88.0	89.6	16.4	(4.0)	190.0
Home and office bottled water delivery	487.7	—	—	—	—	487.7
Coffee and tea services	89.8	—	2.4	—	—	92.2
Concentrate and other	75.0	22.5	6.5	21.4	(10.3)	115.1

Total	$765.4	$1,026.2	$425.9	$44.8	$(17.1)	$2,245.2

Note 7—Inventories

The following table summarizes inventories as of October 1, 2016 and January 2, 2016:

(in millions of U.S. dollars)	October 1, 2016	January 2, 2016
Raw materials	$123.0	$95.3
Finished goods	152.1	118.4
Resale items	19.8	15.8
Other	25.2	19.9

Total	$320.1	$249.4

Note 8—Intangibles and Other Assets

The following table summarizes intangibles and other assets as of October 1, 2016 and January 2, 2016:

	October 1, 2016			January 2, 2016
		Accumulated			Accumulated
(in millions of U.S. dollars)	Cost	Amortization	Net	Cost	Amortization	Net
Intangibles
Not subject to amortization
Rights [1]	$45.0	$—	$45.0	$45.0	$—	$45.0
Trademarks	256.2	—	256.2	183.1	—	183.1

Total intangibles not subject to amortization	301.2	—	301.2	228.1	—	228.1

Subject to amortization
Customer relationships	925.8	287.5	638.3	663.9	241.0	422.9
Trademarks	32.0	28.0	4.0	33.0	28.1	4.9
Information technology	64.3	35.2	29.1	54.0	29.1	24.9
Other	10.4	5.0	5.4	7.8	4.5	3.3

Total intangibles subject to amortization	1,032.5	355.7	676.8	758.7	302.7	456.0

Total Intangibles	1,333.7	355.7	978.0	986.8	302.7	684.1

Other Assets
Financing costs	13.6	8.2	5.4	12.6	8.5	4.1
Deposits	11.4	0.4	11.0	10.3	0.4	9.9
Other	27.6	2.1	25.5	15.2	1.6	13.6

Total Other Assets	52.6	10.7	41.9	38.1	10.5	27.6

Total Intangibles and Other Assets	$1,386.3	$366.4	$1,019.9	$1,024.9	$313.2	$711.7

1.	Relates to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico.

Amortization expense of intangibles and other assets was $22.8 million and $61.1 million for the three and nine months ended October 1, 2016, compared to $19.9 million and $58.7 million for the three and nine months ended October 3, 2015, respectively.

The estimated amortization expense for intangibles over the next five years is:

(in millions of U.S. dollars)
Remainder of 2016	$22.5
2017	86.2
2018	82.3
2019	72.7
2020	65.3
Thereafter	347.8

Total	$676.8

Note 9—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of October 1, 2016 and January 2, 2016:

(in millions of U.S. dollars)	October 1, 2016	January 2, 2016
Trade payables	$297.7	$227.2
Accrued compensation	68.3	49.8
Accrued sales incentives	23.0	25.2
Accrued interest	28.0	12.2
Payroll, salaries and other taxes	23.4	13.3
Accrued deposits	55.3	28.6
Other accrued liabilities	103.0	81.3

Total	$598.7	$437.6

Note 10—Debt

Our total debt as of October 1, 2016 and January 2, 2016 was as follows:

	October 1, 2016			January 2, 2016
		Unamortized			Unamortized
		Debt			Debt
(in millions of U.S. dollars)	Principal	Costs	Net	Principal	Costs	Net
6.750% senior notes due in 2020	$625.0	$10.1	$614.9	$625.0	$12.0	$613.0
10.000% senior notes due in 2021[1]	385.7	—	385.7	390.1	—	390.1
5.375% senior notes due in 2022	525.0	7.4	517.6	525.0	8.2	516.8
5.500% senior notes due in 2024	504.5	10.1	494.4	—	—	—
ABL facility	264.1	—	264.1	122.0	—	122.0
GE Term Loan	4.8	0.2	4.6	6.4	0.4	6.0
Capital leases and other debt financing	6.9	—	6.9	2.9	—	2.9

Total debt	2,316.0	27.8	2,288.2	1,671.4	20.6	1,650.8

Less: Short-term borrowings and current debt:
ABL facility	264.1	—	264.1	122.0	—	122.0

Total short-term borrowings	264.1	—	264.1	122.0	—	122.0
GE Term Loan - current maturities	2.2	—	2.2	2.2	—	2.2
Capital leases and other debt financing - current maturities	2.8	—	2.8	1.2	—	1.2

Total current debt	269.1	—	269.1	125.4	—	125.4

Total long-term debt	$2,046.9	$27.8	$2,019.1	$1,546.0	$20.6	$1,525.4

1.	The outstanding aggregate principal amount of $350.0 million of our 10.000% senior secured notes (“DSS Notes”) was assumed by Cott at a fair value of $406.0 million in connection with Cott’s acquisition of DSS. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The remaining unamortized premium is $35.7 million and $40.1 million at October 1, 2016 and January 2, 2016, respectively.

Asset-Based Lending Facility

On June 7, 2016, in connection with the Eden Acquisition, we amended the ABL facility to permit, among other things, (1) the Eden Acquisition, (2) issuance of the 2024 Notes to finance the Eden Acquisition, (3) the sale and leaseback of certain property located in the United Kingdom, and (4) certain other miscellaneous and technical changes.

On August 3, 2016, we amended and restated the ABL facility. As amended and restated, the ABL facility is a five-year revolving facility of up to $500 million and subject to certain conditions, may be increased by up to an additional $100 million at our option if agreed upon by the lenders. The ABL facility provides the Company and its subsidiaries, Cott Beverages Inc. (“CBI”), Cott Beverages Limited, DSS, Cliffstar LLC and S&D, with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement governing the ABL facility. The debt under the ABL facility is guaranteed by most of the Company’s U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of the Company’s Dutch subsidiaries. We incurred approximately $2.3 million of financing fees in connection with the ABL facility and are being amortized using the straight-line method over the duration of the ABL facility.

Debt Issuance

On June 30, 2016, we issued €450.0 million (U.S. $504.5 million at exchange rates in effect on October 1, 2016) of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the Eden Acquisition, Cott Finance Corporation amalgamated with the Company and the combined company, “Cott Corporation”, assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of Cott’s U.S., Canadian, U.K. Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the Eden Acquisition and to pay related fees and expenses.

We incurred approximately $10.3 million of financing fees for the issuance of the 2024 Notes and $10.6 million of bridge financing commitment fees and professional fees in connection with the Eden Acquisition. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were recorded in SG&A expenses in our consolidated statements of operations.

Note 11—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the nine months ended October 1, 2016 were as follows:

	October 1, 2016
	Gains and Losses	Pension	Currency
	on Derivative	Benefit	Translation
(in millions of U.S. dollars)[1]	Instruments	Plan Items	Adjustment Items	Total
Beginning balance January 2, 2016	$(4.7)	$(10.1)	$(61.4)	$(76.2)

OCI before reclassifications	7.4	—	(23.8)	(16.4)
Amounts reclassified from AOCI	(3.6)	0.2	—	(3.4)

Net current-period OCI	3.8	0.2	(23.8)	(19.8)

Ending balance October 1, 2016	$(0.9)	$(9.9)	$(85.2)	$(96.0)

1.	All amounts are net of tax.

The following table summarizes the amounts reclassified from AOCI for the three and nine months ended October 1, 2016 and October 3, 2015, respectively.

(in millions of U.S. dollars)	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in
Details About AOCI	October 1,	October 3,	October 1,	October 3,	the Statement Where
Components[1]	2016	2015	2016	2015	Net Income Is Presented
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$1.5	$(0.9)	$5.5	$(0.7)	Cost of sales
	(0.6)	0.4	(1.9)	0.4	Tax (expense) benefit

	$0.9	$(0.5)	$3.6	$(0.3)	Net of tax

Amortization of pension benefit plan items
Prior service costs [2]	$—	$(0.2)	$(0.2)	$(0.7)	Cost of sales

	—	(0.2)	(0.2)	(0.7)	Total before taxes
	—	—	—	—	Tax (expense) benefit

	$—	$(0.2)	$(0.2)	$(0.7)	Net of tax

Total reclassifications for the period	$0.9	$(0.7)	$3.4	$(1.0)	Net of tax

1.	Amounts in parentheses indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 12—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $42.4 million in standby letters of credit outstanding as of October 1, 2016 (October 3, 2015 - $41.2 million).

In May 2014, our Cott U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which included its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”) pursuant to a Share Purchase Agreement dated May 30, 2014. The terms of the transaction included aggregate contingent consideration of up to £16.0 million, which is payable upon achievement of certain measures related to Aimia’s performance during the twelve months ended July 1, 2016. The final aggregate contingent consideration was calculated to be £12.0 million and was paid during the third quarter of 2016, offset by an existing liability of £3.9 million, for a total cash payment of £8.1 million (U.S. $10.6 million at exchange rates in effect on date of payment).

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended October 1, 2016 or October 3, 2015, respectively. Foreign exchange contracts typically have maturities of less than twelve months and commodity contracts typically have maturities of less than 27 months. All outstanding hedges as of October 1, 2016 are expected to settle in the next twelve months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $12.8 million and $4.5 million as of October 1, 2016 and January 2, 2016, respectively. Approximately $0.4 million of unrealized losses net of tax and $0.8 million of unrealized gains net of tax related to the foreign currency cash flow hedges were included in AOCI as of October 1, 2016 and October 3, 2015, respectively. The hedge ineffectiveness for these cash flow hedging instruments was not material during the periods presented.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $11.6 million and $49.3 million as of October 1, 2016 and January 2, 2016, respectively. Approximately $0.5 million and $5.7 million of unrealized losses net of tax related to the commodity swaps were included in AOCI as of October 1, 2016 and October 3, 2015, respectively. The cumulative hedge ineffectiveness for these hedging instruments was not material for the nine months ended October 1, 2016 and October 3, 2015, respectively.

We have entered into forward and option contracts designed to mitigate the price risk associated with forecasted purchases of green coffee used in our manufacturing process. These derivative instruments have not been designated and do not qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee. The notional values for the coffee derivative instruments that did not designate and qualify for our commodity cash flow hedging program was $57.5 million and nil as of October 1, 2016 and January 2, 2016, respectively. Approximately $1.0 million of unrealized gains net of tax related to the coffee derivate instruments were recognized into other (income) expense, net in the consolidated statement of operations for the three and nine months ended October 1, 2016, respectively, compared with nil for the comparable prior year period.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was $4.7 million and $0.6 million as of October 1, 2016 and January 2, 2016, respectively. The fair value of the Company’s derivative liabilities included in accrued liabilities was $1.2 million and $8.0 million as of October 1, 2016 and January 2, 2016, respectively. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	October 1, 2016		January 2, 2016
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Foreign currency hedge	$—	$0.4	$0.6	$—
Aluminum swaps	0.1	0.8	—	8.0
Coffee futures	4.6	—	—	—

	$4.7	$1.2	$0.6	$8.0

Aluminum swaps subject to enforceable master netting arrangements are presented on a net basis in the reconciliation above. The fair value of the aluminum swap assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	October 1, 2016	January 2, 2016
Aluminum swap assets	$0.1	$—
Aluminum swap liabilities	(0.8)	(8.0)

Net asset (liability)	$(0.7)	$(8.0)

The settlement of our derivative instruments resulted in an increase to cost of sales of $1.5 million and $5.4 million for the three and nine months ended October 1, 2016, respectively, compared with an increase to cost of sales of $0.9 million and $0.7 million for the comparable prior year periods.

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

Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets was $4.7 million and $0.6 million as of October 1, 2016 and January 2, 2016, respectively. The fair value for the derivative liabilities was $1.2 million and $8.0 million as of October 1, 2016 and January 2, 2016, respectively.

Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. Other than the transfer of the contingent consideration liability from Level 3 to Level 1 during the nine months ended October 1, 2016, no transfers between levels occurred during the three and nine months ended October 1, 2016 and October 3, 2015.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of October 1, 2016 and January 2, 2016 were as follows:

	October 1, 2016		January 2, 2016
	Carrying	Fair	Carrying	Fair
(in millions of U.S. dollars)	Value	Value	Value	Value
6.750% senior notes due in 2020 [1,3]	614.9	651.6	613.0	641.4
10.000% senior notes due in 2021 [1,2]	385.7	390.3	390.1	397.3
5.375% senior notes due in 2022 [1,3]	517.6	540.8	516.8	522.4
5.500% senior notes due in 2024 [1,3]	494.4	531.6	—	—

Total	$2,012.6	$2,114.3	$1,519.9	$1,561.1

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.
2.	The outstanding aggregate principal amount of $350.0 million of our DSS Notes was assumed by Cott at a fair value of $406.0 million in connection with Cott’s acquisition of DSS. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The remaining unamortized premium is $35.7 million and $40.1 million at October 1, 2016 and January 2, 2016, respectively.
3.	The carrying value of our significant outstanding debt is net of unamortized debt issuance costs of $27.8 million and $20.6 million as of October 1, 2016 and January 2, 2016, respectively.

Note 15—Guarantor Subsidiaries

Guarantor Subsidiaries of DSS Notes

The DSS Notes assumed as part of the acquisition of DSS are guaranteed on a senior secured basis by Cott Corporation and certain of its 100% owned direct and indirect subsidiaries (the “DSS Guarantor Subsidiaries”). DSS and each DSS Guarantor Subsidiary is 100% owned by Cott Corporation. The DSS Notes are fully and unconditionally, jointly and severally, guaranteed by Cott Corporation and the DSS Guarantor Subsidiaries. The Indenture governing the DSS Notes (“DSS Indenture”) requires any 100% owned domestic restricted subsidiary (i) that guarantees or becomes a borrower under the Credit Agreement (as defined in the DSS Indenture) or the ABL facility or (ii) that guarantees any other indebtedness of Cott Corporation, DSS or any of the DSS Guarantor Subsidiaries (other than junior lien obligations) secured by collateral (other than Excluded Property (as defined in the DSS Indenture)) to guarantee the DSS Notes. The guarantees of Cott Corporation and the DSS Guarantor Subsidiaries may be released in limited circumstances only upon the occurrence of certain customary conditions set forth in the Indenture governing the DSS Notes.

We have not presented separate financial statements and separate disclosures have not been provided concerning the DSS Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with Securities and Exchange Commission (“SEC”) rules governing reporting of subsidiary financial information.

The following summarized condensed consolidating financial information of the Company sets forth on a consolidating basis: our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, DSS, the DSS Guarantor Subsidiaries and our other non-guarantor subsidiaries (the “DSS Non-Guarantor Subsidiaries”). This supplemental financial information reflects our investments and those of DSS in their respective subsidiaries using the equity method of accounting.

The 2024 Notes were initially issued on June 30, 2016 by Cott Finance Corporation, which was not a DSS Guarantor Subsidiary. Cott Finance Corporation was declared an unrestricted subsidiary under the Indenture governing the DSS Notes. As a result, such entity is reflected as a DSS Non-Guarantor Subsidiary in the following summarized condensed consolidating financial information through August 2, 2016. Substantially simultaneously with the closing of the acquisition of Eden on August 2, 2016, Cott Finance Corporation combined with Cott Corporation by way of an amalgamation and the combined company, “Cott Corporation,” assumed all of the obligations of Cott Finance Corporation as issuer under the 2024 Notes, and Cott Corporation’s U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes (including Cott Beverages Inc.) entered into a supplemental indenture to guarantee the 2024 Notes. Currently, the obligors under the 2024 Notes are different than the obligors under the DSS Notes, but identical to the obligors under the 2022 Notes and the 2020 Notes. The 2024 Notes are listed on the official list of the Irish Stock Exchange and are traded on the Global Exchange Market thereof.

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$42.9	$262.2	$495.8	$99.8	$(15.6)	$885.1
Cost of sales	35.2	101.2	409.9	48.6	(15.6)	579.3

Gross profit	7.7	161.0	85.9	51.2	—	305.8
Selling, general and administrative expenses	6.3	143.9	69.1	43.7	—	263.0
(Gain) loss on disposal of property, plant & equipment, net	(0.8)	1.6	—	—	—	0.8
Acquisition and integration expenses	—	(1.4)	7.4	1.4	—	7.4

Operating income	2.2	16.9	9.4	6.1	—	34.6
Other (income) expense, net	(2.4)	(0.3)	(1.6)	1.1	—	(3.2)
Intercompany interest expense (income), net	—	10.8	(10.8)	—	—	—
Interest expense (income), net	7.4	7.4	19.8	(0.2)	—	34.4

(Loss) income before income tax expense (benefit) and equity income	(2.8)	(1.0)	2.0	5.2	—	3.4
Income tax expense (benefit)	8.6	(0.2)	(3.0)	0.4	—	5.8
Equity income	7.5	—	1.7	—	(9.2)	—

Net (loss) income	$(3.9)	$(0.8)	$6.7	$4.8	$(9.2)	$(2.4)
Less: Net income attributable to non-controlling interests	—	—	—	1.5	—	1.5

Net (loss) income attributed to Cott Corporation	$(3.9)	$(0.8)	$6.7	$3.3	$(9.2)	$(3.9)

Comprehensive (loss) income attributed to Cott Corporation	$(9.1)	$(0.8)	$110.3	$7.2	$(116.7)	$(9.1)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$124.9	$764.3	$1,339.9	$163.5	$(44.1)	$2,348.5
Cost of sales	103.8	297.5	1,118.7	100.2	(44.1)	1,576.1

Gross profit	21.1	466.8	221.2	63.3	—	772.4
Selling, general and administrative expenses	28.6	422.3	161.8	49.4	—	662.1
(Gain) loss on disposal of property, plant & equipment, net	(0.8)	4.8	(0.1)	—	—	3.9
Acquisition and integration expenses	—	0.6	18.5	1.4	—	20.5

Operating (loss) income	(6.7)	39.1	41.0	12.5	—	85.9
Other (income) expense, net	(2.2)	(1.6)	0.2	1.2	—	(2.4)
Intercompany interest expense (income), net	—	32.4	(32.4)	—	—	—
Interest expense (income), net	7.8	22.0	59.6	(0.2)	—	89.2

(Loss) income before income tax expense (benefit) and equity income	(12.3)	(13.7)	13.6	11.5	—	(0.9)
Income tax expense (benefit)	8.6	(4.8)	(9.8)	0.5	—	(5.5)
Equity income	21.1	—	5.0	—	(26.1)	—

Net income (loss)	$0.2	$(8.9)	$28.4	$11.0	$(26.1)	$4.6
Less: Net income attributable to non-controlling interests	—	—	—	4.4	—	4.4

Net income (loss) attributed to Cott Corporation	$0.2	$(8.9)	$28.4	$6.6	$(26.1)	$0.2

Comprehensive (loss) income attributed to Cott Corporation	$(19.6)	$(8.9)	$216.5	$10.6	$(218.2)	$(19.6)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 3, 2015
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$37.0	$268.1	$431.3	$33.3	$(14.1)	$755.6
Cost of sales	31.4	104.3	375.2	26.3	(14.1)	523.1

Gross profit	5.6	163.8	56.1	7.0	—	232.5
Selling, general and administrative expenses	6.0	142.5	44.2	3.5	—	196.2
Loss on disposal of property, plant & equipment	—	0.9	0.2	—	—	1.1
Acquisition and integration expenses	—	6.4	0.2	—	—	6.6

Operating (loss) income	(0.4)	14.0	11.5	3.5	—	28.6
Other expense (income), net	0.8	(0.6)	0.3	0.1	—	0.6
Intercompany interest expense (income), net	—	10.8	(10.8)	—	—	—
Interest expense, net	—	7.4	20.0	—	—	27.4

(Loss) income before income tax benefit and equity income	(1.2)	(3.6)	2.0	3.4	—	0.6
Income tax benefit	(0.2)	(1.2)	(4.3)	(0.1)	—	(5.8)
Equity income	5.8	—	1.0	—	(6.8)	—

Net income (loss)	$4.8	$(2.4)	$7.3	$3.5	$(6.8)	$6.4
Less: Net income attributable to non-controlling interests	—	—	—	1.6	—	1.6

Net income (loss) attributed to Cott Corporation	$4.8	$(2.4)	$7.3	$1.9	$(6.8)	$4.8

Comprehensive (loss) income attributed to Cott Corporation	$(8.9)	$(2.4)	$(19.8)	$3.9	$18.3	$(8.9)

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

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of October 1, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$1.3	$35.4	$40.3	$41.9	$—	$118.9
Accounts receivable, net of allowance	24.5	121.4	281.6	112.6	(76.8)	463.3
Income taxes recoverable	0.1	0.7	0.1	0.3	(0.6)	0.6
Inventories	14.3	28.8	249.4	27.6	—	320.1
Prepaid expenses and other assets	1.0	10.2	15.9	6.8	—	33.9

Total current assets	41.2	196.5	587.3	189.2	(77.4)	936.8
Property, plant & equipment, net	29.0	377.3	440.4	104.7	—	951.4
Goodwill	20.8	581.6	303.8	280.5	—	1,186.7
Intangibles and other assets, net	11.6	379.1	402.9	226.3	—	1,019.9
Deferred tax assets	—	—	47.4	19.6	(47.4)	19.6
Due from affiliates	992.6	—	544.3	—	(1,536.9)	—
Investments in subsidiaries	446.7	—	400.1	—	(846.8)	—

Total assets	$1,541.9	$1,534.5	$2,726.2	$820.3	$(2,508.5)	$4,114.4

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$264.1	$—	$—	$264.1
Current maturities of long-term debt	—	—	3.0	2.0	—	5.0
Accounts payable and accrued liabilities	63.6	158.1	321.6	132.8	(77.4)	598.7

Total current liabilities	63.6	158.1	588.7	134.8	(77.4)	867.8
Long-term debt	504.5	385.7	1,126.0	2.9	—	2,019.1
Deferred tax liabilities	1.0	92.9	67.1	55.8	(47.4)	169.4
Other long-term liabilities	0.5	36.4	36.7	8.2	—	81.8
Due to affiliates	1.1	543.3	471.3	521.2	(1,536.9)	—

Total liabilities	570.7	1,216.4	2,289.8	722.9	(1,661.7)	3,138.1
Equity
Common shares, no par	907.4	355.4	645.5	149.7	(1,150.6)	907.4
Additional paid-in-capital	53.1	—	—	—	—	53.1
Retained earnings (deficit)	106.7	(37.1)	(411.5)	(70.4)	519.0	106.7
Accumulated other comprehensive (loss) income	(96.0)	(0.2)	202.4	13.0	(215.2)	(96.0)

Total Cott Corporation equity	971.2	318.1	436.4	92.3	(846.8)	971.2
Non-controlling interests	—	—	—	5.1	—	5.1

Total equity	971.2	318.1	436.4	97.4	(846.8)	976.3

Total liabilities and equity	$1,541.9	$1,534.5	$2,726.2	$820.3	$(2,508.5)	$4,114.4

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 2, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$20.8	$12.8	$38.4	$5.1	$—	$77.1
Accounts receivable, net of allowance	18.3	122.6	184.6	13.0	(45.2)	293.3
Income taxes recoverable	—	0.5	0.9	0.2	—	1.6
Inventories	13.0	31.4	199.4	5.6	—	249.4
Prepaid expenses and other assets	2.2	4.8	10.0	0.2	—	17.2

Total current assets	54.3	172.1	433.3	24.1	(45.2)	638.6
Property, plant & equipment, net	29.7	372.6	360.8	6.7	—	769.8
Goodwill	19.8	579.1	160.7	—	—	759.6
Intangibles and other assets, net	0.8	402.5	305.6	2.8	—	711.7
Deferred tax assets	7.4	—	38.2	0.2	(38.2)	7.6
Due from affiliates	400.1	—	544.3	—	(944.4)	—
Investments in subsidiaries	176.3	—	400.0	—	(576.3)	—

Total assets	$688.4	$1,526.3	$2,242.9	$33.8	$(1,604.1)	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$122.0	$—	$—	$122.0
Current maturities of long-term debt	—	—	3.0	0.4	—	3.4
Accounts payable and accrued liabilities	47.6	131.8	295.1	8.3	(45.2)	437.6

Total current liabilities	47.6	131.8	420.1	8.7	(45.2)	563.0
Long-term debt	—	390.1	1,135.3	—	—	1,525.4
Deferred tax liabilities	—	97.7	17.0	—	(38.2)	76.5
Other long-term liabilities	0.5	36.2	38.7	1.1	—	76.5
Due to affiliates	1.0	543.3	371.9	28.2	(944.4)	—

Total liabilities	49.1	1,199.1	1,983.0	38.0	(1,027.8)	2,241.4
Equity
Common shares, no par	534.7	355.5	683.1	38.6	(1,077.2)	534.7
Additional paid-in-capital	51.2	—	—	—	—	51.2
Retained earnings (deficit)	129.6	(28.1)	(437.5)	(58.4)	524.0	129.6
Accumulated other comprehensive (loss) income	(76.2)	(0.2)	14.3	9.0	(23.1)	(76.2)

Total Cott Corporation equity	639.3	327.2	259.9	(10.8)	(576.3)	639.3
Non-controlling interests	—	—	—	6.6	—	6.6

Total equity	639.3	327.2	259.9	(4.2)	(576.3)	645.9

Total liabilities and equity	$688.4	$1,526.3	$2,242.9	$33.8	$(1,604.1)	$2,887.3

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$250.7	$32.8	$(233.2)	$57.8	$(16.5)	$91.6

Investing Activities
Acquisitions, net of cash received	(911.3)	(1.2)	—	—	—	(912.5)
Additions to property, plant & equipment	(0.4)	(21.5)	(12.4)	(4.4)	—	(38.7)
Additions to intangibles and other assets	—	(1.2)	(0.5)	—	—	(1.7)
Proceeds from sale of property, plant & equipment	0.8	0.1	0.3	0.4	—	1.6
Proceeds from insurance recoveries	—	—	1.4	—	—	1.4
Decrease in restricted cash	2.8	—	—	—	—	2.8

Net cash used in investing activities	(908.1)	(23.8)	(11.2)	(4.0)	—	(947.1)

Financing Activities
Payments of long-term debt	—	—	(1.2)	(0.6)	—	(1.8)
Issue of long-term debt	498.7	—	—	—	—	498.7
Borrowings under ABL	—	—	814.5	—	—	814.5
Payments under ABL	—	—	(550.6)	—	—	(550.6)
Distributions to non-controlling interests	—	—	—	(2.7)	—	(2.7)
Issuance of common shares	2.4	—	—	—	—	2.4
Financing fees	(11.9)	—	—	—	—	(11.9)
Common shares repurchased and cancelled	(3.4)	—	—	—	—	(3.4)
Dividends paid to common shareowners	(8.4)	—	—	—	—	(8.4)
Payment of deferred consideration for acquisitions	—	—	(10.8)	—	—	(10.8)
Intercompany dividends	—	—	—	(16.5)	16.5	—

Net cash provided by (used in) financing activities	477.4	—	251.9	(19.8)	16.5	726.0
Effect of exchange rate changes on cash	(1.3)	—	(0.4)	0.6	—	(1.1)

Net (decrease) increase in cash & cash equivalents	(181.3)	9.0	7.1	34.6	—	(130.6)

Cash & cash equivalents, beginning of period	182.6	26.4	33.2	7.3	—	249.5

Cash & cash equivalents, end of period	$1.3	$35.4	$40.3	$41.9	$—	$118.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$113.6	$88.5	$(76.3)	$67.7	$(33.0)	$160.5

Investing Activities
Acquisitions, net of cash received	(954.0)	(4.7)	—	—	—	(958.7)
Additions to property, plant & equipment	(1.3)	(59.1)	(36.0)	(5.0)	—	(101.4)
Additions to intangibles and other assets	(0.1)	(2.3)	(2.6)	—	—	(5.0)
Proceeds from sale of property, plant & equipment	0.8	0.2	3.1	0.4	—	4.5
Proceeds from insurance recoveries	—	—	1.4	—	—	1.4

Net cash used in investing activities	(954.6)	(65.9)	(34.1)	(4.6)	—	(1,059.2)

Financing Activities
Payments of long-term debt	—	—	(2.5)	(0.8)	—	(3.3)
Issue of long-term debt	498.7	—	—	—	—	498.7
Borrowings under ABL	144.8	—	1,290.8	—	—	1,435.6
Payments under ABL	(147.7)	—	(1,148.9)	—	—	(1,296.6)
Distributions to non-controlling interests	—	—	—	(6.0)	—	(6.0)
Issuance of common shares	366.6	—	—	—	—	366.6
Financing fees	(11.9)	—	—	—	—	(11.9)
Common shares repurchased and cancelled	(4.5)	—	—	—	—	(4.5)
Dividends paid to common shareowners	(23.1)	—	—	—	—	(23.1)
Payment of deferred consideration for acquisitions	—	—	(10.8)	—	—	(10.8)
Intercompany dividends	—	—	(13.0)	(20.0)	33.0	—

Net cash provided by (used in) financing activities	822.9	—	115.6	(26.8)	33.0	944.7
Effect of exchange rate changes on cash	(1.4)	—	(3.3)	0.5	—	(4.2)

Net (decrease) increase in cash & cash equivalents	(19.5)	22.6	1.9	36.8	—	41.8

Cash & cash equivalents, beginning of period	20.8	12.8	38.4	5.1	—	77.1

Cash & cash equivalents, end of period	$1.3	$35.4	$40.3	$41.9	$—	$118.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 3, 2015
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(4.4)	$32.2	$58.6	$8.9	$(3.5)	$91.8

Investing Activities
Acquisition, net of cash received	—	(22.0)	—	—	—	(22.0)
Additions to property, plant & equipment	(0.5)	(18.5)	(8.7)	(0.6)	—	(28.3)
Additions to intangibles and other assets	—	—	(0.5)	—	—	(0.5)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	0.3	0.1	—	—	0.4

Net cash used in investing activities	(0.5)	(40.2)	(9.1)	(0.6)	—	(50.4)

Financing Activities
Payments of long-term debt	(0.1)	—	(0.8)	(0.1)	—	(1.0)
Borrowings under ABL	—	—	52.4	—	—	52.4
Payments under ABL	—	—	(97.3)	—	—	(97.3)
Distributions to non-controlling interests	—	—	—	(3.2)	—	(3.2)
Issuance of common shares	0.5	—	—	—	—	0.5
Financing fees	—	—	(0.1)	—	—	(0.1)
Common shares repurchased and cancelled	(0.1)	—	—	—	—	(0.1)
Dividends paid to common and preferred shareowners	(6.5)	—	—	—	—	(6.5)
Intercompany dividends	—	—	(0.2)	(3.3)	3.5	—

Net cash used in financing activities	(6.2)	—	(46.0)	(6.6)	3.5	(55.3)
Effect of exchange rate changes on cash	(0.7)	—	(0.6)	(0.1)	—	(1.4)

Net (decrease) increase in cash & cash equivalents	(11.8)	(8.0)	2.9	1.6	—	(15.3)

Cash & cash equivalents, beginning of period	13.8	28.6	30.8	5.8	—	79.0

Cash & cash equivalents, end of period	$2.0	$20.6	$33.7	$7.4	$—	$63.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 3, 2015
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by operating activities	$29.3	$53.4	$79.5	$15.7	$(11.5)	$166.4

Investing Activities
Acquisition, net of cash received	—	(22.5)	—	—	—	(22.5)
Additions to property, plant & equipment	(1.0)	(57.3)	(26.2)	(1.0)	—	(85.5)
Additions to intangibles and other assets	—	(1.9)	(0.8)	—	—	(2.7)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	14.5	26.4	—	—	40.9

Net cash used in investing activities	(1.0)	(67.2)	(0.6)	(1.0)	—	(69.8)

Financing Activities
Payments of long-term debt	(0.1)	—	(2.2)	(0.6)	—	(2.9)
Borrowings under ABL	—	—	801.3	—	—	801.3
Payments under ABL	—	—	(874.5)	—	—	(874.5)
Distributions to non-controlling interests	—	—	—	(6.8)	—	(6.8)
Issuance of common shares	143.1	—	—	—	—	143.1
Financing fees	—	—	(0.3)	—	—	(0.3)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Common shares repurchased and cancelled	(0.8)	—	—	—	—	(0.8)
Dividends paid to common and preferred shareowners	(24.5)	—	—	—	—	(24.5)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	—	(4.5)	(7.0)	11.5	—

Net cash used in financing activities	(31.1)	—	(82.7)	(14.4)	11.5	(116.7)
Effect of exchange rate changes on cash	(1.4)	—	(0.7)	(0.3)	—	(2.4)

Net decrease in cash & cash equivalents	(4.2)	(13.8)	(4.5)	0.0	—	(22.5)

Cash & cash equivalents, beginning of period	6.2	34.4	38.2	7.4	—	86.2

Cash & cash equivalents, end of period	$2.0	$20.6	$33.7	$7.4	$—	$63.7

Guarantor Subsidiaries of 2024 Notes, 2022 Notes and 2020 Notes

The 2022 Notes and 2020 Notes, each issued by Cott Corporation’s 100% owned subsidiary CBI, are fully and unconditionally, jointly and severally guaranteed on a senior basis by Cott Corporation and certain of its 100% owned direct and indirect subsidiaries (the “Cott Guarantor Subsidiaries”). The Indentures governing the 2022 Notes and the 2020 Notes require (i) any 100% owned direct and indirect restricted subsidiary that guarantees any indebtedness of CBI or any guarantor and (ii) any non-100% owned subsidiary that guarantees any other capital markets debt of CBI or any guarantor to guarantee the 2022 Notes and the 2020 Notes. No non-100% owned subsidiaries guarantee the 2022 Notes or the 2020 Notes. The guarantees of Cott Corporation and the Cott Guarantor Subsidiaries may be released in limited circumstances only upon the occurrence of certain customary conditions set forth in the Indentures governing the 2022 Notes and the 2020 Notes.

The 2024 Notes were initially issued on June 30, 2016 by Cott Finance Corporation, which was not a Cott Guarantor Subsidiary. Cott Finance Corporation was declared an unrestricted subsidiary under the Indentures governing the 2022 Notes and the 2020 Notes. As a result, such entity is reflected as a Cott Non-Guarantor Subsidiary in the following summarized condensed consolidating financial information through August 2, 2016. Substantially simultaneously with the closing of the Eden Acquisition on August 2, 2016, Cott Finance Corporation combined with Cott Corporation by way of an amalgamation and the combined company, “Cott Corporation,” assumed all of the obligations of Cott Finance Corporation as issuer under the 2024 Notes, and Cott Corporation’s U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes (including CBI) entered into a supplemental indenture to guarantee the 2024 Notes. The Indenture governing the 2024 Notes requires (i) any 100% owned domestic restricted subsidiary that guarantees any debt of the issuer or any guarantor and (ii) and any non-100% owned subsidiary that guarantees any other capital markets debt of Cott Corporation or any other guarantor to guarantee the 2024 Notes. No non-100% owned subsidiaries guarantee the 2024 Notes. The guarantees of CBI and the Cott Guarantor Subsidiaries may be released in limited circumstances only upon the occurrence of certain customary conditions set forth in the Indenture governing the 2024 Notes. Currently, the obligors under the 2024 Notes are identical to the obligors under the 2022 Notes and the 2020 Notes, but different than the obligors under the DSS Notes. The 2024 Notes are listed on the official list of the Irish Stock Exchange and are traded on the Global Exchange Market thereof.

We have not presented separate financial statements and separate disclosures have not been provided concerning the Cott Guarantor Subsidiaries due to the presentation of condensed consolidating financial information set forth in this Note, consistent with the SEC rules governing reporting of subsidiary financial information.

The following summarized condensed consolidating financial information of the Company sets forth on a consolidating basis: our Balance Sheets, Statements of Operations and Cash Flows for Cott Corporation, CBI, the Cott Guarantor Subsidiaries and our other non-guarantor subsidiaries (the “Cott Non-Guarantor Subsidiaries”). This supplemental financial information reflects our investments and those of CBI in their respective subsidiaries using the equity method of accounting.

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$42.9	$179.7	$578.3	$99.8	$(15.6)	$885.1
Cost of sales	35.2	150.3	360.8	48.6	(15.6)	579.3

Gross profit	7.7	29.4	217.5	51.2	—	305.8
Selling, general and administrative expenses	6.3	22.4	190.6	43.7	—	263.0
(Gain) loss on disposal of property, plant & equipment, net	(0.8)	0.1	1.5	—	—	0.8
Acquisition and integration expenses	—	3.2	2.8	1.4	—	7.4

Operating income	2.2	3.7	22.6	6.1	—	34.6
Other (income) expense, net	(2.4)	(1.2)	(0.7)	1.1	—	(3.2)
Intercompany interest (income) expense, net	—	(10.7)	10.7	—	—	—
Interest expense (income), net	7.4	19.7	7.5	(0.2)	—	34.4

(Loss) income before income tax expense (benefit) and equity income	(2.8)	(4.1)	5.1	5.2	—	3.4
Income tax expense (benefit)	8.6	(3.2)	—	0.4	—	5.8
Equity income	7.5	1.6	0.1	—	(9.2)	—

Net (loss) income	$(3.9)	$0.7	$5.2	$4.8	$(9.2)	$(2.4)
Less: Net income attributable to non-controlling interests	—	—	—	1.5	—	1.5

Net (loss) income attributed to Cott Corporation	$(3.9)	$0.7	$5.2	$3.3	$(9.2)	$(3.9)

Comprehensive (loss) income attributed to Cott Corporation	$(9.1)	$0.1	$109.4	$7.2	$(116.7)	$(9.1)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$124.9	$539.9	$1,564.3	$163.5	$(44.1)	$2,348.5
Cost of sales	103.8	454.6	961.6	100.2	(44.1)	1,576.1

Gross profit	21.1	85.3	602.7	63.3	—	772.4
Selling, general and administrative expenses	28.6	66.3	517.8	49.4	—	662.1
(Gain) loss on disposal of property, plant & equipment, net	(0.8)	0.6	4.1	—	—	3.9
Acquisition and integration expenses	—	14.2	4.9	1.4	—	20.5

Operating (loss) income	(6.7)	4.2	75.9	12.5	—	85.9
Other (income) expense, net	(2.2)	(1.2)	(0.2)	1.2	—	(2.4)
Intercompany interest (income) expense, net	—	(33.4)	33.4	—	—	—
Interest expense (income), net	7.8	59.3	22.3	(0.2)	—	89.2

(Loss) income before income tax expense (benefit) and equity income	(12.3)	(20.5)	20.4	11.5	—	(0.9)
Income tax expense (benefit)	8.6	(10.4)	(4.2)	0.5	—	(5.5)
Equity income	21.1	4.6	0.4	—	(26.1)	—

Net income (loss)	$0.2	$(5.5)	$25.0	$11.0	$(26.1)	$4.6
Less: Net income attributable to non-controlling interests	—	—	—	4.4	—	4.4

Net income (loss) attributed to Cott Corporation	$0.2	$(5.5)	$25.0	$6.6	$(26.1)	$0.2

Comprehensive (loss) income attributed to Cott Corporation	$(19.6)	$(7.4)	$215.0	$10.6	$(218.2)	$(19.6)

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

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of October 1, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$1.3	$2.2	$73.5	$41.9	$—	$118.9
Accounts receivable, net of allowance	24.5	93.4	438.0	112.6	(205.2)	463.3
Income taxes recoverable	0.1	—	0.8	0.3	(0.6)	0.6
Inventories	14.3	77.2	201.0	27.6	—	320.1
Prepaid expenses and other assets	1.0	7.2	18.9	6.8	—	33.9

Total current assets	41.2	180.0	732.2	189.2	(205.8)	936.8
Property, plant & equipment, net	29.0	155.4	662.3	104.7	—	951.4
Goodwill	20.8	4.5	880.9	280.5	—	1,186.7
Intangibles and other assets, net	11.6	74.2	707.8	226.3	—	1,019.9
Deferred tax assets	—	47.4	—	19.6	(47.4)	19.6
Due from affiliates	992.6	582.2	343.1	—	(1,917.9)	—
Investments in subsidiaries	446.7	847.3	967.5	—	(2,261.5)	—

Total assets	$1,541.9	$1,891.0	$4,293.8	$820.3	$(4,432.6)	$4,114.4

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$264.1	$—	$—	$—	$264.1
Current maturities of long-term debt	—	2.6	0.4	2.0	—	5.0
Accounts payable and accrued liabilities	63.6	238.1	370.0	132.8	(205.8)	598.7

Total current liabilities	63.6	504.8	370.4	134.8	(205.8)	867.8
Long-term debt	504.5	1,125.1	386.6	2.9	—	2,019.1
Deferred tax liabilities	1.0	—	160.0	55.8	(47.4)	169.4
Other long-term liabilities	0.5	23.5	49.6	8.2	—	81.8
Due to affiliates	1.1	142.1	1,253.5	521.2	(1,917.9)	—

Total liabilities	570.7	1,795.5	2,220.1	722.9	(2,171.1)	3,138.1
Equity
Common shares, no par	907.4	812.3	1,603.3	149.7	(2,565.3)	907.4
Additional paid-in-capital	53.1	—	—	—	—	53.1
Retained earnings (deficit)	106.7	(698.2)	249.6	(70.4)	519.0	106.7
Accumulated other comprehensive (loss) income	(96.0)	(18.6)	220.8	13.0	(215.2)	(96.0)

Total Cott Corporation equity	971.2	95.5	2,073.7	92.3	(2,261.5)	971.2
Non-controlling interests	—	—	—	5.1	—	5.1

Total equity	971.2	95.5	2,073.7	97.4	(2,261.5)	976.3

Total liabilities and equity	$1,541.9	$1,891.0	$4,293.8	$820.3	$(4,432.6)	$4,114.4

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of January 2, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$20.8	$1.0	$50.2	$5.1	$—	$77.1
Accounts receivable, net of allowance	18.3	63.3	361.8	13.0	(163.1)	293.3
Income taxes recoverable	—	0.6	0.8	0.2	—	1.6
Inventories	13.0	76.7	154.1	5.6	—	249.4
Prepaid expenses and other assets	2.2	4.6	10.2	0.2	—	17.2

Total current assets	54.3	146.2	577.1	24.1	(163.1)	638.6
Property, plant & equipment, net	29.7	163.3	570.1	6.7	—	769.8
Goodwill	19.8	4.5	735.3	—	—	759.6
Intangibles and other assets, net	0.8	79.2	628.9	2.8	—	711.7
Deferred tax assets	7.4	38.2	—	0.2	(38.2)	7.6
Due from affiliates	400.1	587.5	2.6	—	(990.2)	—
Investments in subsidiaries	176.3	847.3	702.5	—	(1,726.1)	—

Total assets	$688.4	$1,866.2	$3,216.5	$33.8	$(2,917.6)	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$122.0	$—	$—	$—	$122.0
Current maturities of long-term debt	—	2.6	0.4	0.4	—	3.4
Accounts payable and accrued liabilities	47.6	234.6	310.2	8.3	(163.1)	437.6

Total current liabilities	47.6	359.2	310.6	8.7	(163.1)	563.0
Long-term debt	—	1,134.1	391.3	—	—	1,525.4
Deferred tax liabilities	—	—	114.7	—	(38.2)	76.5
Other long-term liabilities	0.5	20.0	54.9	1.1	—	76.5
Due to affiliates	1.0	1.6	959.4	28.2	(990.2)	—

Total liabilities	49.1	1,514.9	1,830.9	38.0	(1,191.5)	2,241.4
Equity
Common shares, no par	534.7	701.5	1,486.9	38.6	(2,227.0)	534.7
Additional paid-in-capital	51.2	—	—	—	—	51.2
Retained earnings (deficit)	129.6	(333.5)	(132.1)	(58.4)	524.0	129.6
Accumulated other comprehensive (loss) income	(76.2)	(16.7)	30.8	9.0	(23.1)	(76.2)

Total Cott Corporation equity	639.3	351.3	1,385.6	(10.8)	(1,726.1)	639.3
Non-controlling interests	—	—	—	6.6	—	6.6

Total equity	639.3	351.3	1,385.6	(4.2)	(1,726.1)	645.9

Total liabilities and equity	$688.4	$1,866.2	$3,216.5	$33.8	$(2,917.6)	$2,887.3

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 1, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$250.7	$(257.7)	$57.3	$57.8	$(16.5)	$91.6

Investing Activities
Acquisitions, net of cash received	(911.3)	—	(1.2)	—	—	(912.5)
Additions to property, plant & equipment	(0.4)	(6.5)	(27.4)	(4.4)	—	(38.7)
Additions to intangibles and other assets	—	(0.6)	(1.1)	—	—	(1.7)
Proceeds from sale of property, plant & equipment	0.8	0.3	0.1	0.4	—	1.6
Proceeds from insurance recoveries	—	1.4	—	—	—	1.4
Decrease in restricted cash	2.8	—	—	—	—	2.8

Net cash used in investing activities	(908.1)	(5.4)	(29.6)	(4.0)	—	(947.1)

Financing Activities
Payments of long-term debt	—	(1.0)	(0.2)	(0.6)	—	(1.8)
Issuance of long-term debt	498.7	—	—	—	—	498.7
Borrowings under ABL	—	814.5	—	—	—	814.5
Payments under ABL	—	(550.6)	—	—	—	(550.6)
Distributions to non-controlling interests	—	—	—	(2.7)	—	(2.7)
Issuance of common shares	2.4	—	—	—	—	2.4
Financing fees	(11.9)	—	—	—	—	(11.9)
Common shares repurchased and cancelled	(3.4)	—	—	—	—	(3.4)
Dividends paid to common shareowners	(8.4)	—	—	—	—	(8.4)
Payment of deferred consideration for acquisitions	—	—	(10.8)	—	—	(10.8)
Intercompany dividends	—	—	—	(16.5)	16.5	—

Net cash provided by (used in) financing activities	477.4	262.9	(11.0)	(19.8)	16.5	726.0
Effect of exchange rate changes on cash	(1.3)	—	(0.4)	0.6	—	(1.1)

Net (decrease) increase in cash & cash equivalents	(181.3)	(0.2)	16.3	34.6	—	(130.6)

Cash & cash equivalents, beginning of period	182.6	2.4	57.2	7.3	—	249.5

Cash & cash equivalents, end of period	$1.3	$2.2	$73.5	$41.9	$—	$118.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 1, 2016
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$113.6	$(111.9)	$124.1	$67.7	$(33.0)	$160.5

Investing Activities
Acquisitions, net of cash received	(954.0)	—	(4.7)	—	—	(958.7)
Additions to property, plant & equipment	(1.3)	(17.5)	(77.6)	(5.0)	—	(101.4)
Additions to intangibles and other assets	(0.1)	(2.7)	(2.2)	—	—	(5.0)
Proceeds from sale of property, plant & equipment	0.8	0.4	2.9	0.4	—	4.5
Proceeds from insurance recoveries	—	1.4	—	—	—	1.4

Net cash used in investing activities	(954.6)	(18.4)	(81.6)	(4.6)	—	(1,059.2)

Financing Activities
Payments of long-term debt	—	(2.0)	(0.5)	(0.8)	—	(3.3)
Issuance of long-term debt	498.7	—	—	—	—	498.7
Borrowings under ABL	144.8	1,290.8	—	—	—	1,435.6
Payments under ABL	(147.7)	(1,148.9)	—	—	—	(1,296.6)
Distributions to non-controlling interests	—	—	—	(6.0)	—	(6.0)
Issuance of common shares	366.6	—	—	—	—	366.6
Financing fees	(11.9)	—	—	—	—	(11.9)
Common shares repurchased and cancelled	(4.5)	—	—	—	—	(4.5)
Dividends paid to common shareowners	(23.1)	—	—	—	—	(23.1)
Payment of deferred consideration for acquisitions	—	—	(10.8)	—	—	(10.8)
Intercompany dividends	—	(8.4)	(4.6)	(20.0)	33.0	—

Net cash provided by (used in) financing activities	822.9	131.5	(15.9)	(26.8)	33.0	944.7
Effect of exchange rate changes on cash	(1.4)	—	(3.3)	0.5	—	(4.2)

Net (decrease) increase in cash & cash equivalents	(19.5)	1.2	23.3	36.8	—	41.8

Cash & cash equivalents, beginning of period	20.8	1.0	50.2	5.1	—	77.1

Cash & cash equivalents, end of period	$1.3	$2.2	$73.5	$41.9	$—	$118.9

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended October 3, 2015
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(4.4)	$39.9	$53.5	$8.9	$(6.1)	$91.8

Investing Activities
Acquisitions, net of cash received	—	—	(22.0)	—	—	(22.0)
Additions to property, plant & equipment	(0.5)	(3.8)	(23.4)	(0.6)	—	(28.3)
Additions to intangibles and other assets	—	(0.5)	—	—	—	(0.5)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	0.1	0.3	—	—	0.4

Net cash used in investing activities	(0.5)	(4.2)	(45.1)	(0.6)	—	(50.4)

Financing Activities
Payments of long-term debt	(0.1)	(0.7)	(0.1)	(0.1)	—	(1.0)
Borrowings under ABL	—	43.0	9.4	—	—	52.4
Payments under ABL	—	(81.7)	(15.6)	—	—	(97.3)
Distributions to non-controlling interests	—	—	—	(3.2)	—	(3.2)
Issuance of common shares	0.5	—	—	—	—	0.5
Financing fees	—	(0.1)	—	—	—	(0.1)
Common shares repurchased and cancelled	(0.1)	—	—	—	—	(0.1)
Dividends paid to common and preferred shareowners	(6.5)	—	—	—	—	(6.5)
Intercompany dividends	—	—	(2.8)	(3.3)	6.1	—

Net cash used in financing activities	(6.2)	(39.5)	(9.1)	(6.6)	6.1	(55.3)
Effect of exchange rate changes on cash	(0.7)	—	(0.6)	(0.1)	—	(1.4)

Net (decrease) increase in cash & cash equivalents	(11.8)	(3.8)	(1.3)	1.6	—	(15.3)

Cash & cash equivalents, beginning of period	13.8	5.1	54.3	5.8	—	79.0

Cash & cash equivalents, end of period	$2.0	$1.3	$53.0	$7.4	$—	$63.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Nine Months Ended October 3, 2015
			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by operating activities	$29.3	$65.8	$78.1	$15.7	$(22.5)	$166.4

Investing Activities
Acquisitions, net of cash received	—	—	(22.5)	—	—	(22.5)
Additions to property, plant & equipment	(1.0)	(15.0)	(68.5)	(1.0)	—	(85.5)
Additions to intangibles and other assets	—	(0.8)	(1.9)	—	—	(2.7)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	26.4	14.5	—	—	40.9

Net cash (used in) provided by investing activities	(1.0)	10.6	(78.4)	(1.0)	—	(69.8)

Financing Activities
Payments of long-term debt	(0.1)	(2.0)	(0.2)	(0.6)	—	(2.9)
Borrowings under ABL	—	757.0	44.3	—	—	801.3
Payments under ABL	—	(830.0)	(44.5)	—	—	(874.5)
Distributions to non-controlling interests	—	—	—	(6.8)	—	(6.8)
Issuance of common shares	143.1	—	—	—	—	143.1
Financing fees	—	(0.3)	—	—	—	(0.3)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Common shares repurchased and cancelled	(0.8)	—	—	—	—	(0.8)
Dividends paid to common and preferred shareowners	(24.5)	—	—	—	—	(24.5)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	(8.4)	(7.1)	(7.0)	22.5	—

Net cash used in financing activities	(31.1)	(83.7)	(10.0)	(14.4)	22.5	(116.7)
Effect of exchange rate changes on cash	(1.4)	—	(0.7)	(0.3)	—	(2.4)

Net decrease in cash & cash equivalents	(4.2)	(7.3)	(11.0)	0.0	—	(22.5)

Cash & cash equivalents, beginning of period	6.2	8.6	64.0	7.4	—	86.2

Cash & cash equivalents, end of period	$2.0	$1.3	$53.0	$7.4	$—	$63.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended January 2, 2016 (our “2015 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2015 Annual Report, as updated by the quarterly report on Form 10-Q for the quarter ended July 2, 2016. As used herein, “Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries

Overview

Cott is a diversified beverage company with a leading volume-based national presence in the North America and European home and office delivery (“HOD”) industry for bottled water, a leader in custom coffee roasting and blending of iced tea for the U.S. foodservice industry, and one of the world’s largest producers of beverages on behalf of retailers, brand owners and distributors. Our platform reaches over 2.3 million customers or delivery points across North America and Europe supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.

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

Our traditional business, which refers to our Cott North America, Cott U.K. and All Other reporting segments, typically operates at low margins and therefore relatively small changes in cost structures can materially affect results.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are aluminum in the case of cans and ends, coffee, polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate, corn in the case of high fructose corn syrup (“HFCS”), sugar, fruit and fruit concentrates. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks, sports products, new age beverages, and ready-to-drink teas. During the first nine months of 2016, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the three and nine months ended October 1, 2016 accounted for 14.4% and 16.6% of total revenue, respectively, compared to 17.9% and 18.1% in the comparable prior year periods.

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

During the third quarter of 2016, we completed the S&D Acquisition and the Eden Acquisition (as each term is defined below). These businesses were added to our existing DSS reporting segment, which was renamed “Water & Coffee Solutions” to reflect the increased scope of our offering. Other than the change in name, there was no impact on prior period results for this reporting segment. The Water & Coffee Solutions reporting segment produces a product category consisting primarily of HOD bottled water, coffees, teas and filtration services.

Acquisition and Financing Transactions

On August 11, 2016, we completed the acquisition of S. & D. Coffee, Inc. (“S&D”), a premium coffee roaster and provider of customized coffee, tea, and extract solutions to the foodservice, convenience, gas, hospitality and office segments in the United States (the “S&D Acquisition”). The purchase price was $354.1 million on a debt- and cash-free basis, subject to adjustments for closing date cash, working capital, indebtedness and certain expenses. The S&D Acquisition was funded through a combination of incremental borrowings under our asset-based lending facility (“ABL facility”) and proceeds from our June 2016 Offering (defined below).

On August 3, 2016, the Company amended and restated the ABL facility. As amended and restated, the ABL facility is a five-year revolving facility of up to $500 million and subject to certain conditions, may be increased by up to an additional $100 million at the Company’s option if agreed upon by the lenders. The ABL facility provides the Company and its subsidiaries, Cott Beverages Inc., Cott Beverages Limited, DSS, Cliffstar LLC and S&D, with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement governing the ABL facility. The debt under the ABL facility is guaranteed by most of the Company’s U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of the Company’s Dutch subsidiaries.

On August 2, 2016 (the “Eden Acquisition Date”), we completed the acquisition of Eden Springs Europe B.V. (“Eden”), a leading provider of water and coffee solutions in Europe (“Eden Acquisition”). The purchase price paid by the Company was €517.9 million (U.S. $578.5 million at exchange rates in effect on the Eden Acquisition Date), which represented the €470.0 million stated purchase price, €17.5 million of cash on hand, estimated working capital of €15.4 million, and other items of €15.0 million, paid at closing in cash. The purchase price is subject to adjustments for closing date cash, working capital, indebtedness and certain expenses. The Company obtained committed financing to support the Eden Acquisition. The Eden Acquisition was ultimately funded through a combination of proceeds from the 2024 Notes (defined below) and cash on hand.

On June 30, 2016, we issued €450.0 million (U.S. $504.5 million at exchange rates in effect on October 1, 2016) of 5.500% senior notes due July 1, 2024 (“2024 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the Eden Acquisition and to pay related fees and expenses.

On June 29, 2016, we completed a public offering, on a bought deal basis, of 15,088,000 common shares at a price of $15.25 per share for total gross proceeds to us of $230.1 million (the “June 2016 Offering”). We incurred $9.2 million of underwriter commissions and $1.1 million in professional fees in connection with the June 2016 Offering. The net proceeds of the June 2016 Offering were used to repay borrowings under our ABL facility, to finance the S&D Acquisition and for general corporate purposes

On March 9, 2016, we completed a public offering, on a bought deal basis, of 12,765,000 common shares at a price of $11.80 per share for total gross proceeds to us of $150.6 million (the “March 2016 Offering”). We incurred $6.0 million of underwriter commissions and $0.8 million in professional fees in connection with the March 2016 Offering. The net proceeds of the March 2016 Offering were used to repay borrowings under our ABL facility and for general corporate purposes.

On January 4, 2016, we acquired 100% of the share capital of Aquaterra, a Canadian direct-to-consumer HOD bottled water and OCS business, for an aggregate purchase price of C$61.2 million (U.S. $44.0 million at exchange rates in effect on January 4, 2016)(the “Aquaterra Acquisition”).

During the nine months ended October 1, 2016, we, through our Water & Coffee Solutions reporting segment and its predecessor DSS reporting segment, acquired eight HOD water businesses for cash purchase prices aggregating $4.7 million. We have accounted for all of these transactions as business combinations in accordance with U.S. generally accepted accounting principles (“GAAP”).

Forward-Looking Statements

In addition to historical information, this report, and any documents incorporated in this report by reference, may contain statements relating to future events and future results. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation and involve known and unknown risks, uncertainties, future expectations and other factors that may cause actual results, performance or achievements of Cott Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, statements regarding our intentions to pay regular quarterly dividends on our common shares, and discussions of estimated future revenue enhancements, synergies and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Generally, words such as “anticipate,” “believe,” “continue,” “could,” “endeavor,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “should” and similar terms and phrases are used to identify forward-looking statements in this report and any documents incorporated in this report by reference. These forward-looking statements reflect current expectations regarding future events and operating performance and are made only as of the date of this report.

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” of our 2015 Annual Report, Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the three and six months ended July 2, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the markets in which we operate;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	a loss of or a reduction in business in our traditional business with key customers, particularly Walmart;

•	consolidation of retail customers;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	our ability to realize the expected benefits of our acquisition of DSS (the “DSS Acquisition”), Eden and S&D because of integration difficulties and other challenges;

•	the limited nature of our indemnification rights under the DSS, Eden and S&D acquisition agreements;

•	our exposure to intangible asset risk;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies, and the exchange between the British pound sterling and the Euro;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness and our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to adequately address the challenges and risks associated with our international operations and acquisition strategy and address difficulties in complying with laws and regulations including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	our ability to use net operating losses to offset future taxable income;

•	our historical and pro forma financial information may not be indicative of our future financial performance; or

•	our ability to maintain our quarterly dividend.

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

We also utilize earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP (loss) earnings attributed to Cott Corporation before interest expense, net, expense (benefit) for income taxes, depreciation and amortization, net income attributable to non-controlling interests, accumulated dividends on preferred shares and foreign exchange impact on redemption of preferred shares. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, purchase accounting adjustments, unrealized loss (gain) on commodity hedging instruments, net, foreign exchange and other gains, net, loss on disposal of property, plant and equipment, net, and other adjustments, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our ongoing core operations before material charges.

We also utilize adjusted net income, which is GAAP (loss) income excluding acquisition and integration costs, purchase accounting adjustments, unrealized loss (gain) on commodity hedging instruments, net, foreign exchange and other gains, net, foreign exchange impact on redemption of preferred shares, loss on disposal of property, plant and equipment, net, interest payment on 2024 Notes, tax valuation allowance, other adjustments, and tax effect of adjustments, as well as adjusted net income per diluted common share, which is adjusted net income divided by diluted weighted average common shares outstanding. We consider these measures to be indicators of our operating performance.

Additionally, we supplement our reporting of net cash provided by operating activities determined in accordance with GAAP by excluding additions to property, plant & equipment to present free cash flow and adjusted free cash flow (which is free cash flow excluding DSS integration capital expenditures, acquisition and integration cash costs, and cash collateral costs), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary Financial Results

Our net loss for the three months ended October 1, 2016 (the “third quarter”) and net income for the nine months ended October 1, 2016 (“first nine months of 2016” or “year to date”) was $3.9 million or $0.03 per diluted common share, and $0.2 million or nil per diluted common share, compared to net income of $4.8 million or $0.04 per diluted common share, and $1.0 million or $0.01 per diluted common share for the three and nine months ended October 3, 2015, respectively.

The following items of significance affected our financial results for the first nine months of 2016:

•	Net revenue increased 4.6% from the prior year period due primarily to the acquisitions of S&D, Eden and Aquaterra, partially offset by the mix shift from private label to contract manufacturing and the competitive landscape in our traditional business. Excluding the impact of foreign exchange, net revenue increased 6.6% from the prior year period;

•	Gross profit as a percentage of net revenue increased to 32.9% compared to 30.0% from the prior year period due primarily to the acquisitions of S&D and Eden as well as cost and efficiency initiatives in our traditional business, partially offset by unfavorable exchange rates and increased new customer costs and other operational costs at our DSS business;

•	Selling, general and administrative (“SG&A”) expenses increased to $662.1 million compared to $574.9 million in the prior year period due primarily to the acquisitions of S&D and Eden;

•	Other income, net was $2.4 million compared to $8.8 million in the prior year period due primarily to the reduction of net gains on foreign currency transactions;

•	Interest expense, net increased to $89.2 million compared to $83.0 million in the prior year period due primarily to the addition of our 2024 Notes;

•	Adjusted EBITDA increased to $286.6 million compared to $276.5 million in the prior year period due to the items listed above;

•	Adjusted net income and adjusted net income per diluted common share were $28.9 million and $0.23, respectively, compared to adjusted net income of $20.0 million and adjusted net income per diluted common share of $0.20 in the prior year period; and

•	Cash flows provided by operating activities was $160.5 million compared to $166.4 million in the prior year period. The $5.9 million decrease was due primarily to unfavorable foreign exchange rates and the timing of accounts receivable receipts and accounts payable payments relative to the prior year period, partially offset by the release of cash collateral held by third parties in the prior year period.

Results of Operations

The following table summarizes our consolidated statements of operations as a percentage of revenue for the three and nine months ended October 1, 2016 and October 3, 2015:

	For the Three Months Ended				For the Nine Months Ended
	October 1,		October 3,		October 1,		October 3,
(in millions of U.S. dollars,	2016		2015		2016		2015
except percentage amounts)	$	%	$	%	$	%	$	%
Revenue, net	885.1	100.0	755.6	100.0	2,348.5	100.0	2,245.2	100.0
Cost of sales	579.3	65.5	523.1	69.2	1,576.1	67.1	1,570.8	70.0

Gross profit	305.8	34.5	232.5	30.8	772.4	32.9	674.4	30.0
Selling, general, and administrative expenses	263.0	29.7	196.2	26.0	662.1	28.2	574.9	25.6
Loss on disposal of property, plant and equipment, net	0.8	0.1	1.1	0.1	3.9	0.2	2.7	0.1
Acquisition and integration expenses	7.4	0.8	6.6	0.9	20.5	0.9	15.4	0.7

Operating income	34.6	3.9	28.6	3.8	85.9	3.7	81.4	3.6
Other (income) expense, net	(3.2)	(0.4)	0.6	0.1	(2.4)	(0.1)	(8.8)	(0.4)
Interest expense, net	34.4	3.9	27.4	3.6	89.2	3.8	83.0	3.7

Income (loss) before income taxes	3.4	0.4	0.6	0.1	(0.9)	—	7.2	0.3
Income tax expense (benefit)	5.8	0.7	(5.8)	(0.8)	(5.5)	(0.2)	(16.3)	(0.7)

Net (loss) income	(2.4)	(0.3)	6.4	0.8	4.6	0.2	23.5	1.0
Less: Net income attributable to non-controlling interests	1.5	0.2	1.6	0.2	4.4	0.2	4.6	0.2
Less: Accumulated dividends on preferred shares	—	—	—	—	—	—	5.9	0.3
Less: Foreign exchange impact on redemption of preferred shares	—	—	—	—	—	—	12.0	0.5

Net (loss) income attributed to Cott Corporation	(3.9)	(0.4)	4.8	0.6	0.2	—	1.0	—

Depreciation & amortization	63.2	7.1	58.1	7.7	169.2	7.2	173.7	7.7

The following table summarizes the change in revenue by reporting segment for the three and nine months ended October 1, 2016:

	For the Three Months Ended October 1, 2016
	Water &	Cott
(in millions of U.S. dollars,	Coffee	North	Cott
except percentage amounts)	Solutions	America	U.K.	All Other	Eliminations	Total
Change in revenue	$168.4	$(12.3)	$(23.8)	$(3.5)	$0.7	$129.5
Impact of foreign exchange [1]	—	(0.1)	21.0	0.7	—	21.6

Change excluding foreign exchange	$168.4	$(12.4)	$(2.8)	$(2.8)	$0.7	$151.1

Percentage change in revenue	62.8%	(3.6)%	(17.0)%	(22.7)%	(11.1)%	17.1%

Percentage change in revenue excluding foreign exchange	62.8%	(3.7)%	(2.0)%	(18.2)%	(11.1)%	20.0%

	For the Nine Months Ended October 1, 2016
	Water &	Cott
(in millions of U.S. dollars,	Coffee	North	Cott
except percentage amounts)	Solutions	America	U.K.	All Other	Eliminations	Total
Change in revenue	$204.1	$(37.5)	$(56.9)	$(4.5)	$(1.9)	$103.3
Impact of foreign exchange [1]	—	5.7	37.0	2.7	—	45.4

Change excluding foreign exchange	$204.1	$(31.8)	$(19.9)	$(1.8)	$(1.9)	$148.7

Percentage change in revenue	26.7%	(3.7)%	(13.4)%	(10.0)%	11.1%	4.6%

Percentage change in revenue excluding foreign exchange	26.7%	(3.1)%	(4.7)%	(4.0)%	11.1%	6.6%

1.	Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for the three and nine months ended October 1, 2016 and October 3, 2015 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(in millions of U.S. dollars)	2016	2015	2016	2015
Revenue, net
Water & Coffee Solutions	$436.5	$268.1	$969.5	$765.4
Cott North America	326.2	338.5	988.7	1,026.2
Cott U.K.	116.1	139.9	369.0	425.9
All Other	11.9	15.4	40.3	44.8
Elimination	(5.6)	(6.3)	(19.0)	(17.1)

Total	$885.1	$755.6	$2,348.5	$2,245.2

Gross Profit
Water & Coffee Solutions	$241.0	$163.8	$566.2	$459.8
Cott North America	44.0	42.6	130.7	136.3
Cott U.K.	16.3	20.0	60.1	61.2
All Other	4.5	6.1	15.4	17.1

Total	$305.8	$232.5	$772.4	$674.4

Operating income (loss)
Water & Coffee Solutions	$21.1	$14.0	$44.6	$25.7
Cott North America	12.0	8.3	31.0	33.8
Cott U.K.	5.3	7.0	26.9	25.5
All Other	1.9	3.1	7.8	8.4
Corporate	(5.7)	(3.8)	(24.4)	(12.0)

Total	$34.6	$28.6	$85.9	$81.4

The following tables summarize net revenue by channel for the three and nine months ended October 1, 2016 and October 3, 2015:

	For the Three Months Ended October 1, 2016
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$21.6	$263.9	$52.2	$1.0	$(0.4)	$338.3
Branded retail	21.3	25.4	32.9	0.7	(0.3)	80.0
Contract packaging	—	30.7	25.2	3.9	(1.9)	57.9
Home and office bottled water delivery	235.9	—	—	—	—	235.9
Coffee and tea services	110.9	—	2.0	—	—	112.9
Concentrate and other	46.8	6.2	3.8	6.3	(3.0)	60.1

Total	$436.5	$326.2	$116.1	$11.9	$(5.6)	$885.1

	For the Nine Months Ended October 1, 2016
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$59.2	$793.3	$158.2	$2.6	$(1.1)	$1,012.2
Branded retail	68.5	77.0	111.2	2.5	(1.0)	258.2
Contract packaging	—	97.8	84.5	13.6	(6.5)	189.4
Home and office bottled water delivery	575.1	—	—	—	—	575.1
Coffee and tea services	172.4	—	2.0	—	—	174.4
Concentrate and other	94.3	20.6	13.1	21.6	(10.4)	139.2

Total	$969.5	$988.7	$369.0	$40.3	$(19.0)	$2,348.5

	For the Three Months Ended October 3, 2015
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$17.0	$270.4	$65.1	$0.9	$(0.4)	$353.0
Branded retail	22.9	30.0	41.6	0.9	(0.3)	95.1
Contract packaging	—	31.1	30.3	5.7	(2.4)	64.7
Home and office bottled water delivery	173.3	—	—	—	—	173.3
Coffee and tea services	28.1	—	0.8	—	—	28.9
Concentrate and other	26.8	7.0	2.1	7.9	(3.2)	40.6

Total	$268.1	$338.5	$139.9	$15.4	$(6.3)	$755.6

	For the Nine Months Ended October 3, 2015
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$49.7	$827.8	$197.4	$3.7	$(1.6)	$1,077.0
Branded retail	63.2	87.9	130.0	3.3	(1.2)	283.2
Contract packaging	—	88.0	89.6	16.4	(4.0)	190.0
Home and office bottled water delivery	487.7	—	—	—	—	487.7
Coffee and tea services	89.8	—	2.4	—	—	92.2
Concentrate and other	75.0	22.5	6.5	21.4	(10.3)	115.1

Total	$765.4	$1,026.2	$425.9	$44.8	$(17.1)	$2,245.2

The following table summarizes our EBITDA and Adjusted EBITDA for the three and nine months ended October 1, 2016 and October 3, 2015:

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(in millions of U.S. dollars)	2016	2015	2016	2015
Net (loss) income attributed to Cott Corporation	$(3.9)	$4.8	$0.2	$1.0
Interest expense, net	34.4	27.4	89.2	83.0
Income tax expense (benefit)	5.8	(5.8)	(5.5)	(16.3)
Depreciation & amortization	63.2	58.1	169.2	173.7
Net income attributable to non-controlling interests	1.5	1.6	4.4	4.6
Accumulated dividends on preferred shares	—	—	—	5.9
Foreign exchange impact on redemption of preferred shares	—	—	—	12.0

EBITDA	$101.0	$86.1	$257.5	$263.9
Acquisition and integration costs	7.4	6.6	20.5	15.4
Purchase accounting adjustments	4.2	—	4.7	4.2
Unrealized commodity hedging loss (gain), net	—	—	0.1	(1.2)
Foreign exchange and other gains, net	(1.4)	(0.6)	(1.8)	(11.1)
Loss on disposal of property, plant & equipment, net	0.8	1.1	3.9	2.8
Other adjustments	(1.2)	1.3	1.7	2.5

Adjusted EBITDA	$110.8	$94.5	$286.6	$276.5

The following table summarizes our adjusted net income and adjusted net income per common share for the three and nine months ended October 1, 2016 and October 3, 2015:

	For the Three Months Ended		For the Nine Months Ended
(in millions of U.S. dollars, except share and per share amounts)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net (loss) income attributed to Cott Corporation	$(3.9)	$4.8	$0.2	$1.0
Acquisition and integration costs	7.4	6.6	20.5	15.4
Purchase accounting adjustments	4.2	—	4.7	4.2
Unrealized commodity hedging loss (gain), net	—	—	0.1	(1.2)
Foreign exchange and other gains, net	(1.4)	(0.6)	(1.8)	(11.1)
Foreign exchange impact on redemption of preferred shares	—	—	—	12.0
Loss on disposal of property, plant & equipment, net	0.8	1.1	3.9	2.8
Interest payment on 2024 Notes [1]	2.4	—	2.4	—
Tax valuation allowance	8.5	—	8.5	—
Other adjustments	(1.2)	1.3	1.7	2.5
Adjustments for tax effect [2]	(4.2)	(3.1)	(11.3)	(5.6)

Adjusted net income attributed to Cott Corporation	$12.6	$10.1	$28.9	$20.0

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.09	$0.09	$0.23	$0.20
Diluted	$0.09	$0.09	$0.23	$0.20
Weighted average common shares outstanding (in millions)
Basic	138.2	109.7	124.9	100.8
Diluted	139.3	110.4	126.0	101.4

1.	Represents the interest paid on the 2024 Notes while the proceeds were held in escrow prior to funding a portion of the purchase price for the Eden Acquisition.

2.	Reflects tax effect of adjustments at the statutory tax rate within the applicable tax jurisdiction.

The following table summarizes our free cash flow and adjusted free cash flow for the three and nine months ended October 1, 2016 and October 3, 2015:

	For the Three Months Ended
	October 1,	October 3,
(in millions of U.S. dollars)	2016	2015
Net cash provided by operating activities	$91.6	$91.8
Less: Additions to property, plant & equipment	(38.7)	(28.3)

Free Cash Flow	$52.9	$63.5

Plus:
DSS integration capital expenditures	—	1.8
Acquisition and integration cash costs	14.1	4.3

Adjusted Free Cash Flow	$67.0	$69.6

	For the Nine Months Ended
	October 1,	October 3,
(in millions of U.S. dollars)	2016	2015
Net cash provided by operating activities	$160.5	$166.4
Less: Additions to property, plant & equipment	(101.4)	(85.5)

Free Cash Flow	$59.1	$80.9

Plus:
DSS integration capital expenditures	—	1.8
Acquisition and integration cash costs	16.0	8.7
Less:
Cash collateral [1]	—	(29.4)

Adjusted Free Cash Flow	$75.1	$62.0

1.	In connection with the DSS Acquisition, $29.4 million of cash was required to collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings under our ABL facility, and the cash collateral was included within prepaid and other current assets on our consolidated balance sheet at January 3, 2015. After January 3, 2015, additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company and used to repay a portion of our outstanding ABL facility.

The following unaudited financial information for the three and nine months ended October 1, 2016 reflects the activity of S&D, Eden and Aquaterra for such periods. S&D, Eden and Aquaterra are treated as having been combined with DSS in our Water & Coffee Solutions reporting segment as of the date of the acquisitions:

	For the Three	For the Nine
	Months Ended	Months Ended
(in millions of U.S. dollars)	October 1, 2016	October 1, 2016
Revenue, net
Water & Coffee Solutions	$436.5	$969.5
Less: S&D	(87.3)	(87.3)
Less: Eden	(69.9)	(69.9)
Less: Aquaterra	(17.0)	(48.0)

Water & Coffee Solutions excluding S&D, Eden and Aquaterra	$262.3	$764.3

Revenue, Net

Net revenue increased $129.5 million, or 17.1%, and $103.3 million, or 4.6%, in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, net revenue increased 20.0% in the third quarter and 6.6% year to date from the comparable prior year periods.

Water & Coffee Solutions revenue increased $168.4 million, or 62.8%, and $204.1 million, or 26.7%, in the third quarter and year to date, respectively, from the comparable prior year periods due primarily to the addition of the S&D, Eden and Aquaterra businesses, partially offset by reduced revenues in office coffee services, retail supermarkets and HOD case pack water at our DSS business.

Cott North America revenue decreased $12.3 million, or 3.6%, and $37.5 million, or 3.7%, in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 3.7% and 3.1% in the third quarter and year to date, respectively, due primarily to an overall product mix shift into contract manufacturing.

Cott U.K. revenue decreased $23.8 million, or 17.0%, and $56.9 million, or 13.4%, in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 2.0% and 4.7% in the third quarter and year to date, respectively, due primarily to the competitive environment. We expect the competitive environment in the United Kingdom to affect revenues over the next several years as a result of several factors, including narrowed price gaps in the energy drink category and the ceding of market share by large format retailers to small format discount retailers, which is a customer segment in which the Cott U.K. reporting segment has historically had relatively less penetration.

All Other revenue decreased $3.5 million, or 22.7%, and $4.5 million, or 10.0%, in the third quarter and year to date, respectively, from the comparable prior year periods. Excluding the impact of foreign exchange, revenue decreased 18.2% and 4.0% in the third quarter and year to date, respectively, due primarily to reduction in volumes.

Cost of Sales

Cost of sales represented 65.5% and 67.1% of revenue in the third quarter and year to date, respectively, compared to 69.2% and 70.0% in the comparable prior year periods. The decrease in cost of sales as a percentage of revenue was due primarily to the addition of the higher gross profit businesses of Eden and Aquaterra and the growth in contract manufacturing.

Gross Profit

Gross profit as a percentage of revenue increased to 34.5% and 32.9% in the third quarter and year to date, respectively, from 30.8% and 30.0% in the comparable prior year periods due primarily to the addition of the S&D and Eden businesses, as well as cost and efficiency initiatives in our traditional business, partially offset by unfavorable foreign exchange rates and increased new customer costs and other operational costs at our DSS business.

Selling, General and Administrative Expenses

SG&A expenses increased to $263.0 million and $662.1 million in the third quarter and year to date, respectively, from $196.2 million and $574.9 million in the comparable prior year periods due primarily to the addition of the S&D, Eden and Aquaterra businesses.

Operating Income

Operating income was $34.6 million and $85.9 million in the third quarter and year to date, respectively, compared to $28.6 million and $81.4 million in the comparable prior year periods. The increase was due primarily to the acquisition of the higher gross profit businesses of Eden and Aquaterra, partially offset by increased SG&A expenses, losses on disposal of property and equipment, and increased acquisition and integration expenses.

Other (Income) Expense, Net

Other income, net was $3.2 million and $2.4 million in the third quarter and year to date, respectively, compared to other expense, net of $0.6 million in the third quarter and other income, net of $8.8 million year to date in the comparable prior year periods. The decrease in other income, net year to date was due primarily to the reduction of net gains on foreign currency transactions.

Income Tax Expense (Benefit)

Income tax expense was $5.8 million in the third quarter and income tax benefit was $5.5 million year to date, respectively, compared to income tax benefit of $5.8 million and $16.3 million, respectively, in the comparable prior year periods. The decrease was due primarily to the Canadian valuation allowance recorded in the third quarter of 2016. Current and future projections of Canadian taxable income have been reduced by the interest expense generated by the issuance of our 2024 Notes in connection with the Eden Acquisition during the third quarter of 2016. Due to the changes in Canadian taxable income, we have established a valuation allowance of approximately $8.5 million in the third quarter of 2016 against our Canadian tax assets.

As we have significant global permanent book to tax differences that exceed our estimated income before taxes on an annual basis, small changes in our estimated income before taxes or changes in year to date income before taxes between jurisdictions can cause material fluctuations in our estimated effective tax rate on a quarterly basis. We have therefore calculated our quarterly income tax provision for the three and nine months ended October 1, 2016 and October 3, 2015 on a discrete basis for the United States rather than using the estimated annual effective tax rate for the year, in accordance with Accounting Standards Codification 740, Income Taxes. For the nine months ended October 1, 2016, the effective income tax rate was (611.1%) compared to (226.4%) in the comparable prior year period.

Liquidity and Capital Resources

As of October 1, 2016, we had total debt of $2,288.2 million and $118.9 million of cash and cash equivalents compared to $1,650.8 million of debt and $77.1 million of cash and cash equivalents as of January 2, 2016.

We believe that our level of resources, which includes cash on hand, available borrowings under our ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or the $625.0 million of 6.750% senior notes due 2020 (“2020 Notes”), the $525.0 million of 5.375% senior notes due 2022 (“2022 Notes”), the $350.0 million of 10.000% senior secured notes due 2021 (“DSS Notes”), or the 2024 Notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our 2020 Notes, 2022 Notes, DSS Notes, and 2024 Notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. The ABL facility and the DSS Notes are secured by substantially all of our assets and those of the respective guarantor subsidiaries. If the ABL facility or the DSS Notes were to become currently due, the lenders or the trustee, as applicable, may have the right to foreclose on such assets subject to the terms of an intercreditor agreement that gives priority to the rights of the ABL lender. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

As of October 1, 2016, our total availability under the ABL facility was $455.2 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the October month end under the terms of the credit agreement governing the ABL facility). We had $264.1 million of outstanding borrowings under the ABL facility and $42.4 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $148.7 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the twentieth day of the following month.

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

A future change to our assertion that foreign earnings will be permanently reinvested could result in additional income taxes and/or withholding taxes payable, where applicable. Therefore, a higher effective tax rate could occur during the period of repatriation.

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

A dividend of $0.06 per common share has been declared during each quarter of 2016 for an aggregate dividend payment of approximately $23.1 million.

The following table summarizes our cash flows for the three and nine months ended October 1, 2016 and October 3, 2015, as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	For the Three Months Ended		For the Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(in millions of U.S. dollars)	2016	2015	2016	2015
Net cash provided by operating activities	$91.6	$91.8	$160.5	$166.4
Net cash used in investing activities	(947.1)	(50.4)	(1,059.2)	(69.8)
Net cash provided by (used in) financing activities	726.0	(55.3)	944.7	(116.7)
Effect of exchange rate changes on cash	(1.1)	(1.4)	(4.2)	(2.4)

Net (decrease) increase in cash & cash equivalents	(130.6)	(15.3)	41.8	(22.5)
Cash & cash equivalents, beginning of period	249.5	79.0	77.1	86.2

Cash & cash equivalents, end of period	$118.9	$63.7	$118.9	$63.7

Operating Activities

Cash provided by operating activities was $160.5 million year to date compared to $166.4 million in the comparable prior year period. The $5.9 million decrease in cash provided by operating activities was due primarily to the timing of accounts receivable receipts and accounts payable payments relative to the prior year period, partially offset by the release of cash collateral held by third parties in the prior year period.

Investing Activities

Cash used in investing activities was $1,059.2 million year to date compared to $69.8 million in the comparable prior year period. The $989.4 million increase in cash used in investing activities was due primarily to the cash used in the acquisitions of S&D, Eden and Aquaterra and an increase in additions to property, plant and equipment, partially offset by cash provided by the receipt of proceeds from a sale-leaseback transaction in the comparable prior year period.

Financing Activities

Cash provided by financing activities was $944.7 million year to date compared to cash used in financing activities of $116.7 million in the comparable prior year period. The $1,061.4 million increase was due primarily to the receipt of the net proceeds from the March 2016 Offering and the June 2016 Offering, proceeds received from the issuance of the 2024 Notes, and an increase in borrowings under our ABL facility net of payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of October 1, 2016.

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations as of October 1, 2016 from amounts previously disclosed in our 2015 Annual Report.

In June 2016, we issued the 2024 Notes, which increased our future cash obligation. The 2024 Notes will increase our annual interest expense obligation by €24.8 million and the principal of €450.0 million is payable at maturity on July 1, 2024 (U.S. $27.8 million and U.S. $504.5 million, respectively, at exchange rates in effect on October 1, 2016).

Debt

Asset-Based Lending Facility

On June 7, 2016, in connection with the Eden Acquisition, we amended the ABL facility to permit, among other things, (1) the Eden Acquisition, (2) a new debt issuance to finance the Eden Acquisition, (3) the sale and leaseback of certain property located in the United Kingdom, and (4) certain other miscellaneous and technical changes.

On August 3, 2016, we amended and restated the ABL facility. As amended and restated, the ABL facility is a five-year revolving facility of up to $500.0 million and subject to certain conditions, may be increased by up to an additional $100 million at the Company’s option if agreed upon by the lenders. The ABL facility provides us and our subsidiaries, Cott Beverages Inc., Cott Beverages Limited, DSS, Cliffstar LLC and S&D, with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement governing the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of our Dutch subsidiaries. We incurred approximately $2.3 million of financing fees in connection with the ABL facility and are being amortized using the straight-line method over the duration of the ABL facility.

5.500% Senior Notes due in 2024

On June 30, 2016, we issued €450.0 million (U.S. $504.5 million at exchange rates in effect on October 1, 2016) of the 2024 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the Eden Acquisition, Cott Finance Corporation amalgamated with the Company and the combined company, “Cott Corporation,” assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of Cott’s U.S., Canadian, U.K. Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the Eden Acquisition and to pay related fees and expenses.

We incurred approximately $10.3 million of financing fees for the issuance of the 2024 Notes and $10.6 million of bridge financing commitment fees and professional fees in connection with the Eden Acquisition. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were recorded in SG&A expenses in our consolidated statements of operations.

Credit Ratings and Covenant Compliance

Credit Ratings

We have no material changes to the disclosure on this matter made in our 2015 Annual Report.

Covenant Compliance

Indentures governing 2022 Notes, DSS Notes, 2020 Notes and 2024 Notes

Under the indentures governing the 2022 Notes, the DSS Notes, the 2020 Notes, and the 2024 Notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. As of October 1, 2016, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of the 2022 Notes, the DSS Notes, the 2020 Notes, or the 2024 Notes, since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a covenant requiring a minimum fixed charge coverage ratio of at least 1.0 to 1.0 effective when and if aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $37.5 million. If excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of October 1, 2016.

Issuer Purchases of Equity Securities

In the third quarter of 2016, 200,405 common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. In the third quarter of 2015, 4,777 common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 2 of this quarterly report on Form 10-Q.

Capital Structure

Since January 2, 2016, equity has increased by $330.4 million. The increase was due primarily to the issuance of common shares in the March 2016 Offering and the June 2016 Offering of $143.8 million and $219.8 million, respectively, partially offset by common share dividend payments of $23.1 million and distributions to non-controlling interests of $5.9 million.

Dividend Payments

Common Share Dividend

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

Currency Exchange Rate Risk

Our Cott North America and Cott U.K. reporting segments purchase a portion of their inventory for our Canadian and European operations, respectively, through transactions denominated and settled in U.S. dollars and Euros, respectively, currencies different from the functional currency of those operations. These inventory purchases are subject to exposure from movements in exchange rates. We use foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in our overall cost structure. These foreign exchange contracts, carried at fair value, typically have maturities of less than twelve months. We had outstanding foreign exchange forward contracts with notional amounts of $12.8 million and $4.5 million as of October 1, 2016 and January 2, 2016, respectively.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $264.1 million of ABL facility borrowings outstanding as of October 1, 2016, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $42.4 million of outstanding letters of credit) would result in additional interest expense of approximately $2.6 million during the next year. The weighted average interest rate of outstanding debt under our ABL facility at October 1, 2016 was 2.1%.

Commodity Price Risk

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for our commodity cash flow hedging program were $11.6 million and $49.3 million as of October 1, 2016 and January 2, 2016, respectively.

We have entered into forward and option contracts on green coffee to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have not been designated and do not qualify as a part of our commodity cash flow hedging program. The objective of the forward and option contracts is to reduce the variability of cash flows associated with future purchases of green coffee. The total notional values of derivatives that were not designated and did not qualify for our commodity cash flow hedging program were $57.5 million and nil as of October 1, 2016 and January 2, 2016, respectively.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 1, 2016. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2016, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the third quarter of 2016, the Company completed the S&D Acquisition and the Eden Acquisition. As permitted by Securities and Exchange Commission staff interpretive guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition, management excluded from its interim evaluation of internal control over financial reporting of S&D and Eden. As of October 1, 2016, total assets attributed to S&D and Eden represent 30.3% of the Company’s consolidated total assets. Revenue attributable to S&D and Eden represented 17.8% of the Company’s consolidated net revenues for the three months ended October 1, 2016.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings described in our 2015 Annual Report.

Item 1A. Risk Factors

Reference is made to the risk factors described in our 2015 Annual Report, as updated by our Form 10-Q for the quarter ended July 2, 2016. The Company has not identified any other material change to the risk factors described in the 2015 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Tax Withholdings

The following table contains information about common shares that we withheld from delivering to employees during the third quarter of 2016 to satisfy their tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 2016	—	$—	N/A	N/A
August 2016	200,405	16.97	N/A	N/A
September 2016	—	—	N/A	N/A

Total	200,405

Item 6. Exhibits

The Index to Exhibits, which appears immediately following the signature page, is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION (Registrant)

Date: November 10, 2016	/s/ Jay Wells Jay Wells Chief Financial Officer (On behalf of the Company)

Date: November 10, 2016	/s/ Jason Ausher Jason Ausher Chief Accounting Officer (Principal Accounting Officer)

Number	Description

2.1	SPA Deed of Amendment, dated August 1, 2016, by and among Hydra Luxembourg Holdings S.a.r.l., Carbon Acquisition Co B.V. and Cott Corporation (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on August 2, 2016).

2.2	Stock and Membership Interest Purchase Agreement, dated as of August 3, 2016, by and among Cott Corporation, Sip Acquisition Company, S&D Coffee Holding Company, Alan P. Davis and E. Rhyne Davis, as Sellers’ Representative, and each of the Sellers party thereto (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on August 4, 2016).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-laws of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Sixth Supplemental Indenture, dated as of July 5, 2016, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.4 to our Form 10-Q filed August 9, 2016).

4.2	Fourth Supplemental Indenture, dated as of August 2, 2016, by and among Cott Corporation, the guarantors party thereto, BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, relating to the 5.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 2, 2016).

10.1	Amendment and Restatement Agreement, dated as of August 3, 2016, to the Credit Agreement dated as of August 17, 2010, as amended, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC, DS Services of America, Inc., and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK security trustee, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed August 9, 2016).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2016 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2016 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2016 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended October 1, 2016 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, filed on November 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).