Form 10-K
period 2016-12-31
COTT CORP /CN/
filed 2017-03-01
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-12 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of July 2, 2016 (based on the closing sale price of $13.96 for the registrant’s common shares as reported on the New York Stock Exchange on July 1, 2016) was $941.1million.

(Reference is made to Part II, Item 5 for a statement of assumptions upon which the calculation is made).

The number of the registrant’s outstanding common shares as of February 22, 2017 was 138,889,313.

Documents incorporated by reference

Portions of our definitive proxy circular for the 2017 Annual Meeting of Shareowners, to be filed within 120 days of December 31, 2016, are incorporated by reference in Part III. Such proxy circular, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

i

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.

Any reference to 2016, 2015 and 2014 corresponds to our fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

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

ii

PART I

ITEM 1. BUSINESS

Our Company

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

Cott is a diversified beverage company with a leading volume-based national presence in the North America and European home and office delivery (“HOD”) industry for bottled water, a leader in custom coffee roasting and blending of iced tea for the U.S. foodservice industry, and a leader in the production of beverages on behalf of retailers, brand owners and distributors. Our platform reaches over 2.3 million customers or delivery points across North America and Europe supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.

We completed several material acquisitions in 2016:

•	On January 4, 2016, we acquired Aquaterra Corporation (“Aquaterra”) pursuant to a Share Purchase Agreement dated December 7, 2015 (the “Aquaterra Acquisition”). Aquaterra operates a Canadian direct-to-consumer HOD bottled water and office coffee services (“OCS”) business. The aggregate purchase price of C$61.2 million (U.S. $44.0 million) was paid in cash on hand.

•	On August 2, 2016, we completed the acquisition of Eden Springs Europe B.V. (“Eden”), a leading provider of water and coffee solutions in Europe (the “Eden Acquisition”). The purchase price paid was €515.9 million (U.S. $576.3 million). The Eden Acquisition was funded through a combination of proceeds from the issuance of €450 million of 5.50% senior notes due July 1, 2024 (the “2024 Notes”) and cash on hand.

•	On August 11, 2016, we completed the acquisition of S. & D. Coffee, Inc. (“S&D”), a premium coffee roaster and provider of customized coffee, tea, and extract solutions to the foodservice, convenience, gas, hospitality and office segments in the United States (the “S&D Acquisition”). The purchase price paid was $353.6 million. The S&D Acquisition was funded through a combination of incremental borrowings under our asset-based lending facility (the “ABL facility”) and proceeds from our June 2016 public offering of common shares.

Our Operations

At the beginning of 2016, our business operated through four reporting segments: DSS, Cott North America, Cott United Kingdom (“Cott U.K.”) and All Other (which includes our Mexico and Royal Crown International (“RCI”) operating segments). Aquaterra was added to the DSS reporting segment upon its acquisition; following the completion of the Eden Acquisition and the S&D Acquisition, these businesses were added to our DSS reporting segment, which was then renamed “Water & Coffee Solutions” to reflect the increased scope of our offering. Other than the change in name, there was no impact on prior period results for this reporting segment.

We refer to our Cott North America, Cott U.K. and All Other reporting segments together as our “traditional business.” Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

Water & Coffee Solutions

Our Water & Coffee Solutions reporting segment provides bottled water, coffee and water filtration services to customers in North America, Europe, and Israel. Water & Coffee Solutions products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment. Water & Coffee Solution’s net revenue was

$1,452.3 million, $1,021.1 million and $28.7 million, and represented 44.9%, 34.7% and 1.4% of our total net revenue for 2016, 2015 and 2014, respectively (the fiscal year ended January 3, 2015 reflects two weeks of Water & Coffee Solutions operations following the closing of the acquisition of DS Services of America, Inc. (“DSS”) in December 2014 (the “DSS Acquisition”)).

Traditional Business

Our traditional business consists of our Cott North America, Cott U.K. and All Other reporting segments.

Our traditional business produces, either directly or through third-party manufacturers with whom we have co-packing arrangements, carbonated soft drinks (“CSDs”), 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports drinks, new age beverages, ready-to-drink teas, liquid enhancers, freezables, ready-to-drink alcoholic beverages, hot chocolate, coffee, malt drinks, creamers/whiteners, cereals and beverage concentrates. Cott North America’s net revenue from external customers was $1,263.3 million, $1,308.3 million and $1,411.2 million, and represented 39.0%, 44.4% and 67.1% of our total net revenue for 2016, 2015 and 2014, respectively. Cott U.K.’s net revenue was $469.8 million, $557.0 million, and $597.9 million, and represented 14.5%, 18.9%, and 28.4% of our total net revenue for 2016, 2015 and 2014, respectively. All Other’s net revenue was $50.5 million, $57.6 million, and $65.0 million, and represented 1.6%, 2.0%, and 3.1% of our total net revenue for 2016, 2015 and 2014, respectively.

Competitive Strengths

The combination of our scale and density of our routes in key markets, our industry-leading infrastructure, and our emphasis on superior customer service is intended to create significant competitive strengths. With respect to our Water & Coffee Solutions reporting segment, we continually invest in our delivery infrastructure, call centers and service capabilities to maintain our established position as a leader in this segment. We believe these investments have positioned us to capitalize on a number of positive industry dynamics and new growth opportunities. First, we intend to capture new customers as we capitalize on favorable consumer trends across our addressable markets, including increased focus on health and wellness, concerns about deteriorating municipal water quality and the shift to premium coffee systems and “on the go” coffee and tea purchases. Second, we believe our ability to cross-sell complementary water and coffee products and services represents a significant untapped opportunity. Third, the highly fragmented market in which we operate affords us ample opportunity to make the most of our scale, systems and customer density to execute synergistic tuck-in acquisitions across all of our service areas. We believe these strengths, along with the strengths outlined below, will allow us to capitalize on growth opportunities to drive sustainable and profitable growth.

Leading Position in Multiple Beverage Categories with Diverse Products and Services Portfolio

With the acquisition of DSS in 2014, we combined a leading provider in the direct-to-consumer beverage services industry in the United States with our traditional business, a leader in the production of beverages on behalf of retailers, brand owners and distributors. With the acquisitions of S&D, Eden and Aquaterra in 2016, we further diversified our offering across multiple channels and geographies, supporting our continuing strategy to acquire higher margin and/or growth HOD bottled water, coffee and tea categories.

We now have a leading volume-based national presence in the North America and European HOD industry for bottled water, we are a leader in custom coffee roasting and blending of iced tea for the U.S. foodservice industry, and we are a leader in the production of beverages on behalf of retailers, brand owners and distributors. In bottled water, we offer a portfolio of well-known brands with longstanding heritages, such as Sparkletts, Hinckley Springs, Kentwood Springs, Canadian Springs, Labrador and Eden Springs, which have contributed to our leadership position in the HOD industry. In OCS, we offer a complete range of products under leading brands including Keurig®, Mars Alterra®, Starbucks® Coffee, Caribou Coffee®, Peet’s Coffee & Tea®, Javarama® and Lavazza®. We are one of the only direct-to-customer providers that can offer comprehensive services to residential customers and small and medium-sized businesses, as well as large regional and national corporations and retailers, universities and government agencies. Our broad direct-to-consumer network creates an advantage in marketing and customer reach, while our extensive range of products and capabilities allows us to offer customers a convenient, single solution for coffee, tea and high quality drinking water. We believe our position will be further strengthened through our ongoing efforts to enhance and promote our full-service beverage offering to new and existing customers.

Our traditional business focuses on marketing or supplying licensed, retailer- and Company-owned brands, as well as manufacturing beverages on a contract basis for national brand customers. We produce (either directly or through third-party manufacturers with whom we have co-packing agreements) a significant portion of all retailer brand CSDs and juice sold in North America, as well as a significant portion of all retailer brand CSDs, sports and energy products sold in the United Kingdom. We also sell CSD concentrates and non-carbonated concentrates internationally.

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

We also believe that opportunities exist to increase sales of our products in our core markets by optimizing existing customer relationships, capitalizing on cross-selling and up-selling opportunities, obtaining new customers, manufacturing beverages (including alcoholic beverages) on a contract basis for new and existing customers, exploring new channels of distribution and introducing new products through our broad reaching distribution network.

Extensive, Flexible Manufacturing and Distribution Capabilities

We own a national production and distribution network for HOD, OCS and filtration services, serving over 1.5 million customers in the United States and Canada. DSS operates a national footprint of branch distribution facilities, combined production and distribution facilities and over 2,000 direct-to-consumer routes. The Aquaterra business has a leading position in the Canadian HOD market. We believe that having one of the leading North American HOD production and distribution networks in the industry gives us the ability to reduce our purchasing, manufacturing and delivery costs relative to our competitors as well as drive customer density within the markets we serve.

Eden further expanded our European capabilities and is highly complementary to our existing footprint. We believe that our large distribution footprint in the water-and-coffee solutions space in Europe differentiates us from our competitors, providing us with nationwide coverage for our most significant businesses and allowing us to meet the water and coffee needs of our diversified customer base, including both small and medium sized businesses and larger national customer accounts.

The addition of S&D makes us a leader in custom coffee roasting and blending of foodservice iced teas in the United States. We believe the combination of S&D’s premium quality products and solutions, sourcing and distribution reach, and human capital assets create unmatched custom coffee, tea and extract production capabilities.

Manufacturing flexibility is one of the core competencies within our traditional business and is critical to our success, as our products will typically feature customized packaging, design and graphics for our key customers. We believe our national manufacturing platform, as well as the ability to produce multiple SKUs and packages on our production lines and manage complexities through quick-line changeover processes, differentiates us from our competition. In our traditional business, our products are either picked up by our customers at our facilities or delivered by us, a common carrier, or third-party distributors to our customers’ distribution centers, or to retail or wholesaler locations.

High Levels of Customer Service and Strong Customer Integration

Customer service and customer retention are key indicators of success within our Water & Coffee Solutions reporting segment. Route Sales Representatives or “RSRs”, who comprise the consumer-facing part of the business, are an important part of the customer relationship and not only drives customer service, but also generates new organic customer growth. Our Water & Coffee Solutions reporting segment provides reliable deliveries and closely tracks call center and customer service metrics to continually improve customer satisfaction.

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

Strategic Importance to Our Customers

We have an extensive HOD and OCS distribution network with a unique ability to service customers. We believe few companies have a comparable footprint or infrastructure to support local, regional and national accounts directly, which differentiates us in the industry. Our scaled network has allowed us to secure strategic relationships, which have been successful in attracting new customers and leveraging our production and delivery infrastructure. We are able to provide multiple products to our HOD and OCS customers at minimal additional cost and generate additional profits on those incremental sales.

For 2016, our top 10 customers accounted for 29.1% of total revenue. Walmart accounted for 15.7% of our total revenue for the year. We have established long-standing relationships with most of our top 10 customers. As a result of our high product quality and commitment to service, coupled with an international manufacturing and distribution footprint, we believe we will continue to play a meaningful role in helping our customers develop strategies to build loyalty with consumers.

Business Strategy

Our vision is to continue to strengthen the business and progressively move Cott from a position of volume stability to one with topline growth and a higher margin profile thereby creating a business with higher free cash flows, lower customer concentration, and hence lower risk. This future business profile should offer greater earnings predictability and increased cash flow alongside lower volatility. Our vision combines four elements: (1) focus on growth of the Water & Coffee Solutions reporting segment, (2) capture synergies related to our recent acquisitions, (3) grow contract manufacturing and other “health and wellness” focused beverage categories in our traditional business in order to offset the general and market declines seen in CSDs and shelf stable juices and (4) reduce interest expense and debt leverage while continuing to evaluate acquisition opportunities. We believe that executing on these four elements will collectively create a highly cash generative business, in higher margin, stable-to-growing “Better For You” beverage categories distributed through multiple channels with a reduced dependence on large format retailers.

Focus on Water & Coffee Solutions Growth

Organic Growth

Our goal is to position the Water & Coffee Solutions reporting segment to grow the business profitably as consumers move to healthier beverage options, and increase free cash flow by focusing on expanding the customer base and price improvement.

The Water & Coffee Solutions reporting segment will remain focused on expanding its small and medium-sized business customer base, a market segment that we believe remains underpenetrated, by continuing to capitalize on our strong direct-to-consumer distribution network, national sales and marketing efforts as well as our strategic partnerships. Our nationwide coverage provides us with a significant advantage in competing for national commercial accounts, which is an additional component of our distribution strategy and marketing efforts.

We believe our ability to cross-sell complementary water and coffee products and services represents a significant untapped opportunity as nearly all of our existing and target customers consume both products. We believe we are well-positioned to capitalize on this opportunity utilizing our strong relationships and frequent face-to-face interactions with our large installed customer base. RSRs are trained to sell across our product set and are highly incentivized through our commission structure to promote new products to existing customers, which increases sales and average revenue per customer.

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

We have managed to pursue this acquisition strategy while reducing leverage levels from the time of the DSS Acquisition by employing a combination of disciplined purchase pricing, successful integration and synergy realization.

Synergy Capture and Integration

As we focus on synergy capture and continue to integrate acquired businesses, our goal is to minimize any integration distractions and enable the businesses to continue to grow. Therefore we will continue to use a consistent integration methodology that includes retaining senior management, avoiding changes to the customer-facing components of each business, and focusing on “back of the house” synergy capture within procurement, distribution, information technology and selling, general and administrative (“SG&A”) expenses.

Grow Contract Manufacturing and Other Health and Wellness Beverage Categories in Our Traditional Business with a Focus on the “4Cs”

The business strategy of our traditional business is to hold volumes broadly stable through growing our sparkling water and mixer category and contract manufacturing channel to offset market declines in private label CSDs and shelf stable juices, and continue to focus on our “4Cs” of customers, costs, capex and cash.

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

Control Operating Costs

We understand that our long-term success will be closely tied to our ability to remain a low-cost supplier. Effective management of our operating costs is critical to our success. As part of our ongoing management of costs, we enter into contract commitments with suppliers of key raw materials such as aluminum sheet metal, high fructose corn syrup (“HFCS”), polyethylene terephthalate (“PET”) bottles, caps and preforms, fruit and fruit concentrates. On an ongoing basis we review our fixed overhead and manufacturing costs for opportunities for further reductions. In 2011, we transformed the Company’s information technology function from a nearly 100% outsourced, single-vendor relationship to a combination of in-house resources and multi-vendor strategy, significantly reducing our total information technology spending. In 2012, we vertically integrated our manufacturing capabilities in order to manufacture our products with increased efficiency and at a lower cost. In 2014, we implemented our three-year $30.0 million Cott North America cost reduction plan, which focused on reducing production costs by improving procurement practices, increasing operational efficiency, eliminating waste and reducing packaging cost, and resulted in over $30 million in cost savings during this time period. In 2015, we launched a multi-year cost and efficiency savings program (2015-2018) within our Cott UK/Europe business unit to better position that business within the competitive landscape.

Control Capital Expenditures and Rigorously Manage Working Capital

Consistent with our status as a low-cost supplier, we leverage our existing manufacturing capacity to maintain an efficient supply chain. We are committed to carefully prioritizing our capital investments that provide the best financial returns for Cott and for our customers, while maintaining safety, efficiency and superior product quality. Our manufacturing facilities operate according to the highest standards of safety and product quality. We perform regular third-party audits of our facilities and are subject to quality audits on behalf of our customers. We will continue to evaluate growth and other opportunities, while remaining mindful of our total capital expenditure targets. As a low-cost supplier, we actively manage our manufacturing capacity and routinely rationalize under-utilized assets. In 2016, our capital expenditures were devoted primarily to supporting growth in “health and wellness” beverage categories as well as contract manufacturing, maintaining existing facilities, making equipment upgrades and continuing to implement our cost reduction plan.

Cash Flow Management

We believe that a strong financial position will enable us to capitalize on opportunities in the marketplace. We therefore continuously review and improve the effectiveness of our cash management processes. We strive to achieve most optimal working capital levels, rationalize our capital expenditures and continuously drive operating cost improvements to enhance cash flow.

Reduce Interest Expense and Debt Leverage While Continuing to Evaluate Acquisition Opportunities

Our business strategy also includes reducing our interest costs as well as our debt leverage in the short term which will not only reduce annual interest costs and drive further cash flow growth but will also reduce the overall risk of the business. In the long term, we will continue to focus on evaluating additional mid-to-larger scale opportunities (like the Eden Acquisition and S&D Acquisition) to expand our positions in the HOD water, coffee, tea and filtration services categories, as well as other higher margin or growth-oriented categories where we believe our platform, operating strength and synergies can be leveraged. This is consistent with our ongoing strategy to continue our diversification via value-creative acquisitions outside of CSDs and shelf stable juices, with a focus on other beverage categories and beverage adjacencies, as well as driving our channel mix beyond large format retail and supermarket stores. This strategy could result in taking advantage of opportunities to enter into partnerships with respect to, or dispose of all or part of, our traditional business.

Restructuring Initiatives

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance and other employment related costs. We did not incur any restructuring charges in 2016 or 2015.

During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and the other located in the United Kingdom (the “2014 Restructuring Plan”). This resulted in 2014 charges of approximately $4.1 million related primarily to employee redundancy costs and relocation of assets, and non-cash charges related to asset impairments and accelerated depreciation on property, plant & equipment.

Financial Information about Segments

For financial information about reporting segments and geographic areas, see Note 9 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Ingredient and Packaging Supplies

In addition to water, the principal raw materials required to produce our products are aluminum cans and ends, resin for PET, high-density polyethylene (“HDPE”) and polycarbonate bottles, coffee, tea, caps and preforms, labels, cartons and trays, sweeteners, such as HFCS and sugar, fruit concentrates and fruit. The cost of these raw materials can fluctuate substantially over time.

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

Generally, we bear the risk of increases in the costs of the ingredient and packaging materials used to produce our products, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we purchase. Within our traditional business, our growing contract manufacturing channel generally does not bear the risk of increases in the costs of commodities because the ingredients and packaging are provided by the branded customers that we are servicing.

Aluminum for cans and ends, resin for PET, HDPE and polycarbonate bottles, caps and preforms, corn for HFCS, coffee, tea, sugar, fruit and fruit concentrates and fuel are examples of underlying commodities for which we bear the risk of increases in costs. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they charge us based on increases in their cost of converting the underlying commodities into the materials we purchase. In certain cases those increases are subject to negotiated limits. Changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place on a monthly, quarterly or annual basis.

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

Trade Secrets, Copyrights, Trademarks and Licenses

We sell a majority of our HOD three gallon (“3G”) and five gallon (“5G”) bottled water under our own brands while our OCS business sells both our branded products as well as products under which we have a distribution license. We sell a majority of our traditional business beverages as well as our manufactured coffee and tea products under retailer or foodservice brands to customers who own the trademarks associated with those products. We own registrations, or applications to register, various trademarks that are important to our worldwide business, including Cott® and Red Rain® in North America, Stars & Stripes®, Vess®, Vintage®, So Clear® , Harvest Classic®, Chadwick Bay®, Alhambra®, Belmont Springs®, Deep Rock®, Hinckley Springs®, Crystal Springs®, Kentwood Springs®, Mount Olympus® Standard Coffee® and Javarama®, S&D® and S&D Coffee & Tea® in the United States, Canadian Springs® and Labrador® in Canada, Eden®, Eden Springs®, Chateaud’eau®, Edelvia®, Eden Selda®, Mey Eden® and Edenissimo® in Europe and Israel, Emerge®, Red Rooster®, MacB®, Carters®, Calypso®, Mr. Freeze®, Jubbly®, Suso®, Cafe Nueva® and Ben Shaws® in the United Kingdom, Stars & Stripes® in Mexico, and RC® mark in various formats in more than 120 countries and territories outside of North America. We are also licensed to use certain trademarks such as Old Jamaica Ginger Beer™ and Ting™ in the United Kingdom. The licenses to which we are a party are of varying terms, including some that are perpetual. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Seasonality of Sales and Working Capital

The beverage market is subject to some seasonal variations. Our beverage and water delivery sales are generally higher during the warmer months, while sales of our coffee products are generally higher during cooler months and also can be influenced by the timing of holidays and weather fluctuations. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products as well as the timing of the fruit growing seasons. The seasonality of our sales volume combined with the seasonal nature of fruit growing causes our working capital needs to fluctuate throughout the year, with inventory levels typically increasing in the first half of the year in order to meet high summer demand. In addition, our accounts receivable balances decline in the fall as customers pay their higher-than-average outstanding balances from summer deliveries.

Customers

We experience some customer concentration, primarily in our traditional business. Our traditional business customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains, as well as customers for whom we manufacture beverages on a contract basis. For 2016, sales to Walmart accounted for 15.7% of our total revenue (2015—18.0%; 2014—26.1%), 1.4% of our Water & Coffee Solutions reporting segment revenue (2015—2.2%; 2014—2.7%), 34.1% of our Cott North America reporting segment revenue (2015—33.2%; 2014—33.3%), 10.0% of our Cott U.K. reporting segment revenue (2015—11.5%; 2014—12.7%), and 2.8% of our All Other reporting segment revenue (2015—3.7%; 2014—3.8%). Walmart was the only customer that accounted for more than 10% of our total revenue in those periods. Sales to our top ten customers in 2016, 2015 and 2014 accounted for 29.1%, 32.2% and 46.5%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of revenue in our traditional business for the foreseeable future. The loss of any customers that individually or in the aggregate represent a significant portion of our revenue, or a decline in sales to these customers, would have a material adverse effect on our operating results and cash flow.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including CSDs, clear, still and sparkling flavored waters, 100% shelf stable juice, juice-based products, bottled water, energy products, sports products, new age beverages and ready-to-drink teas. In 2016, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $2.4 million in 2016, $2.8 million in 2015 and $2.9 million in 2014 and are included as a component of SG&A expenses.

Competition

Our principal competitor in the 3G and 5G HOD bottled water business in the United States is Nestlé, which competes with us directly in many of our markets. Within Canada and Europe, our principal competitors are local or regional HOD bottled water businesses. We face competition in our HOD business as distribution methods for residential and commercial bottled water products continue to change and evolve, including the increasing availability of 3G and 5G water bottles in retail stores. This could affect our business as some customers may choose to purchase water in returnable bottles through retailers rather than through our sales and distribution network. We have a strategic alliance with Primo Water Corporation (“Primo”) to bottle and distribute Primo’s 3G and 5G water bottles through retail stores, however, customers could choose to purchase Primo’s competitors’ retail products. Our HOD business also faces increased competition from filtration units in the residential and commercial market. Because homes and offices with installed filtration systems participate at a lower rate in the bottled water market, the installation of these systems poses a competitive threat to our business and reduces the number of potential customers for our bottled water products. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit.

The coffee industry is highly competitive, including with respect to price, product quality, service, convenience and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, wholesale foodservice distributors, regional institutional coffee roasters, and specialty coffee suppliers. If we do not succeed in differentiating ourselves through, among other things, our product and service offerings, then our competitive position may be weakened and our sales and profitability may be materially adversely affected. If, due to competitive pressures or contractual restrictions, we are required to reduce prices to attract market share or we are unable to increase prices in response to commodity and other cost increases and we are not able to increase sales volumes to offset the margin declines, then our results of operations could be adversely affected.

In our traditional business, we compete principally in the non-alcoholic beverages category, which is highly competitive in each region in which we operate. Competition for incremental retail volume is intense. The brands owned by the four major national non-alcoholic beverage companies, Coca-Cola, Pepsi, Nestlé Waters North America and Dr. Pepper Snapple (formerly Cadbury Schweppes), control 60.8% of the total CSD and alternative beverage category within the United States. These companies have significant financial resources and spend heavily on promotional programs. They also have direct store delivery systems in North America, which enable their personnel to visit retailers frequently to promote new items, stock shelves and build displays. We also face competition in the juice category from juice brands such as Welch’s, Ocean Spray and Mott’s. In addition, we face competition in North America, the United Kingdom and Mexico from regional beverage manufacturers who sell aggressively priced brands and, in many cases, also supply retailer brand products. A few larger U.S. retailers also self-manufacture products for their own needs and regularly approach other retailers seeking additional business.

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

Employees

As of December 31, 2016, we had over 14,200 employees, of whom approximately 10,050 were in the Water & Coffee Solutions reporting segment, 2,540 were in the Cott North America reporting segment, 1,420 were in the Cott U.K. reporting segment, and 200 were in the All Other reporting segment. We have entered into collective bargaining agreements covering approximately 10% of employees in North America, the United Kingdom and Mexico that contain terms that we believe are typical in the beverage industry. As these agreements expire, we believe that they can be renegotiated on terms satisfactory to us. We consider our relations with employees to be generally good.

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

We face competition in our HOD business as distribution methods for residential and commercial bottled water products continue to change and evolve. The increasing availability of three- and five- gallon (“3G” and “5G”) water bottles in retail stores could affect our business as some customers may choose to purchase water in returnable bottles through retailers rather than through our sales and distribution network. We have a strategic alliance with Primo to bottle and distribute Primo’s 3G and 5G water bottles through retail stores, however, customers could choose to purchase Primo’s competitors’ retail products. Our HOD business also faces increased competition from filtration units in the residential and commercial market. Because homes and offices with installed filtration systems participate at a lower rate in the bottled water market, the installation of these systems poses a competitive threat to our business and reduces the number of potential customers for our bottled water products. In addition, consumers may choose to drink from municipal water sources instead of purchasing bottled water or using a filtration unit. Our OCS business is also subject to intense competition. Our coffee business consists of both large brewers and single-serve brewers, where increased competition has developed from food, beverage and office products distributors. Additionally, retail and internet availability of these products could negatively affect demand for the direct distribution sources we offer.

The coffee industry is highly competitive, including with respect to price, product quality, service, convenience and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, wholesale foodservice distributors, regional institutional coffee roasters, and specialty coffee suppliers. If we do not succeed in differentiating ourselves through, among other things, our product and service offerings, then our competitive position may be weakened and our sales and profitability may be materially adversely affected. If, due to competitive pressures or contractual restrictions, we are required to reduce prices to attract market share or we are unable to increase prices in response to commodity and other cost increases and we are not able to increase sales volumes to offset the margin declines, then our results of operations could be adversely affected.

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

In our traditional business, a significant portion of our revenue is concentrated in a small number of customers. Our customers include many large national and regional grocery, mass-merchandise, drugstore, wholesale and convenience store chains in our core markets of North America, the United Kingdom and Mexico, as well as customers for whom we manufacture beverages on a contract basis. Sales to Walmart, our top customer in 2016, 2015 and 2014 accounted for 15.7%, 18.0%, and 26.1%, respectively, of our total revenue. Sales to our top ten customers in 2016, 2015 and 2014 accounted for 29.1%, 32.2%, and 46.5%, respectively, of our total revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our revenue in our traditional business for the foreseeable future.

The loss of Walmart or any significant customer, or customers that in the aggregate represent a significant portion of our revenue, or a material reduction in the amount of business we undertake with any such customer or customers, could have a material adverse effect on our operating results and cash flows. Furthermore, we could be adversely affected if Walmart or any significant customer reacts unfavorably to any pricing of our products or decides to de-emphasize or reduce their product offerings in the categories with which we supply them. At December 31, 2016, we had $596.7 million of customer relationships recorded as an intangible asset. The permanent loss of significant customers included in the intangible asset would result in impairment in the value of the intangible asset or accelerated amortization and could lead to an impairment of fixed assets that were used to service that customer.

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

The consolidation of retail customers may negatively affect our results of operations in our traditional business.

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

Our ingredients, packaging supplies and other costs are subject to price increases, and we may be unable to effectively pass rising costs on to our customers, or effectively hedge against such rising costs.

We typically bear the risk of changes in prices on the ingredient and packaging materials in our products. The majority of our ingredient and packaging supply contracts allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them and, in some cases, changes in production costs. Aluminum for cans and ends, resin for PET, HDPE and polycarbonate bottles, caps and preforms, corn for HFCS, sugar, fruit and fruit concentrates and green coffee are examples of these underlying commodities. These changes in the prices we pay for ingredient and packaging materials occur at times that vary by product and supplier, and take place, on a monthly, quarterly or annual basis.

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

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. We have also entered into futures contracts designed to mitigate the price risk associated with forecasted purchases of green coffee used in our manufacturing process. Price increases could exert pressure on our costs and we may not be able to effectively hedge any such increases. Furthermore, price decreases in commodities that we have effectively hedged could also increase our cost of goods sold for mark-to-market changes in the derivative instruments. In addition, certain of the derivatives used to hedge price risk do not qualify for hedge accounting treatment and, therefore, can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities.

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

As part of our overall strategic planning process, from time to time we evaluate whether there are alternatives available to complement our strategy of organic growth and growth through diversification, or otherwise enhance shareholder value including by way of dispositions. Accordingly, we may from time to time be engaged in evaluating potential transactions and other strategic alternatives, and we may engage in discussions that may result in one or more transactions. Although there would be uncertainty that any of these discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management’s attention and resources to evaluating and pursuing a transaction or opportunity, which could negatively affect our operations. In addition, we may incur significant costs in connection with evaluating and pursuing other strategic opportunities, regardless of whether any transaction is completed. We may not fully realize the potential benefits of any strategic alternatives or transactions that we pursue.

We may not realize the expected revenue and cost synergies related to our recent acquisitions.

The success of our recent acquisitions will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating the DSS, Eden and S&D businesses with our existing businesses. The integration process may be complex, costly, time-consuming and subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. The difficulties of integrating the operations and realizing revenue and cost synergies include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between acquired structures and our structure;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	additional exposure to risks of new markets and geographies;

•	inherent operating risks; and

•	other unanticipated issues, expenses and liabilities.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Cott, on the one hand, and DSS, Eden and S&D, on the other hand, had achieved or might achieve separately. Even if we realize the expected benefits, this may not be achieved within the anticipated time frame. Furthermore, the synergies from recent acquisitions may be offset by costs incurred in consummating such acquisitions or in integrating the acquired businesses, increases in other expenses, operating losses or unrelated adverse results in the business. As a result, there can be no assurance that such synergies will be achieved.

In addition, actual results may differ from pro forma financial information of the combined companies due to changes in the fair value of assets acquired and liabilities assumed, changes in assumptions used to form estimates, difference in accounting policies between the companies, and completion of purchase accounting.

Our indemnification rights under the acquisition agreements are limited.

In connection with each of the DSS Acquisition, the Eden Acquisition and the S&D Acquisition, we are generally subject to all of the liabilities of the acquired business that were not satisfied on or prior to the closing date of such transaction. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation. Under each of the respective purchase agreements, we have been provided with a limited set of warranties and indemnities in relation to identified risks. Our sole remedy from the sellers for any breach of those warranties is an action for indemnification, which is subject to certain negotiated limitations and thresholds, or an action for damages. Our rights to indemnification in most cases must be asserted within a negotiated time period after closing, which means if we fail to identify a breach promptly after closing, we may not be able to recover amounts to which we otherwise would have been entitled. In the Eden and S&D Acquisitions, we have secured insurance to cover losses arising in respect of the breach by the seller of those warranties and funds have been placed into escrow, but such funds may prove insufficient to cover damages that may occur. Damages resulting from a breach of warranty could have a material and adverse effect on our financial condition and results of operations.

We incurred substantial indebtedness in order to finance our recent acquisitions, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.

Our strategy of growth by acquisitions has been financed by the incurrence of substantial indebtedness. We issued $625.0 million 6.750% senior notes due 2020 (the “2020 Notes”), assumed $350.0 million 10.000% senior secured notes due 2021 (the “DSS Notes”), and drew down a substantial amount of indebtedness under the ABL facility in order to fund the DSS Acquisition. In connection with the Eden Acquisition and the S&D Acquisition, we issued the 2024 Notes and drew down on the ABL facility, respectively. As a result, we have substantially more indebtedness than has been the case for us historically.

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

As part of our overall strategy, we will, from time to time, make investments in other businesses. These investments are made upon target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining investment amount or acquisition price. After consummation of an acquisition or investment, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately $1,175.4 million of our recorded total assets as of December 31, 2016. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment and certain underlying assumptions. Our other intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., including the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”), and trademarks acquired in the Eden Acquisition, Aquaterra Acquisition, and DSS Acquisition. These assets have an aggregate net book value of $302.1 million, and are more fully described in Note 1 to the Consolidated Financial Statements.

As of December 31, 2016, our intangible assets subject to amortization, net of accumulated amortization were $637.6 million, which consisted principally of $596.7 million of customer relationships that arose from acquisitions, $32.5 million of information technology assets, and $3.7 million of trademarks. Customer relationships are typically amortized on an accelerated straight-line basis for the period over which we expect to receive the economic benefits. The customer relationships acquired in connection with the acquisitions of S&D, Eden, Aquaterra, and DSS are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of fixed assets that were used to service that customer. Principally, a decrease in expected reporting segment cash flows, changes in market conditions, loss of key customers and a change in our imputed cost of capital may indicate potential impairment of recorded goodwill, the Rights or trademarks. Based on the quantitative assessment performed in the fourth quarter of 2016, we noted that the estimated fair value of the DSS reporting unit exceeded its carrying value by approximately 7.1%. If actual operating results in future periods are less than currently projected for the DSS reporting unit, goodwill allocated to this reporting unit could be impaired. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1 to the Consolidated Financial Statements.

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

With respect to some of our key packaging supplies, such as aluminum cans and ends, and some of our key ingredients, such as sweetener, we have entered into long-term supply agreements, the remaining terms of which range from 12 to 36 months, and therefore we expect to have a supply of those key packaging supplies and ingredients during such terms. In addition, the supply of specific ingredient and packaging materials could be adversely affected by many factors, including industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, transportation interruption, political instability, acts of war or terrorism and other factors.

Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships deteriorate, we may be unable to procure a sufficient quantity of high-quality coffee beans at prices acceptable to us or at all. Further, non-performance by suppliers could expose us to credit and supply risk under coffee purchase commitments for delivery in the future. In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. A raw material shortage could result in a decrease in revenues or a deterioration of our relationship with our customers in our OCS business, or could impair our ability to expand our OCS business.

We have a significant amount of outstanding indebtedness, which could adversely affect our financial health, and future cash flows may not be sufficient to meet our obligations.

As of December 31, 2016, our total indebtedness was $2,200.7 million. Our present indebtedness and any future borrowings could have important adverse consequences to us and our investors, including:

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

Our ABL facility and the indentures governing our outstanding notes each contain various covenants limiting the discretion of our management in operating our business, which could prevent us from capitalizing on business opportunities and taking some corporate actions.

Our ABL facility and the indentures governing our outstanding notes each impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

These covenants are subject to important exceptions and qualifications. In addition, our ABL facility also requires us, under certain circumstances, to maintain compliance with certain financial covenants as described in the “Covenant Compliance” section in Item 7. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our ABL facility, or the indentures governing our outstanding notes could result in an event of default under one or more of the documents governing such obligations, which would allow the lenders under our ABL facility to declare all borrowings outstanding, or in the case of the noteholders of our outstanding notes, all principal amounts outstanding on such notes, to be due and payable. Any such acceleration would trigger cross-default provisions under the ABL facility, and the indentures governing our outstanding notes and, potentially, our other indebtedness. In the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations, face bankruptcy, or take other actions that are inconsistent with our current business practices or strategy. For additional information about our ABL facility, see our discussion under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 15 to the Consolidated Financial Statements.

A portion of our debt may be variable rate debt, and changes in interest rates could adversely affect us by causing us to incur higher interest costs with respect to such variable rate debt.

Our ABL facility subjects us to interest rate risk. The rate at which we pay interest on amounts borrowed under such facility fluctuates with changes in interest rates and our debt leverage. Accordingly, with respect to any amounts from time to time outstanding under our ABL facility, we are and will be exposed to changes in interest rates. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations. The outstanding borrowings under the ABL facility as of December 31, 2016 were $207.0 million.

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

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights. At December 31, 2016, we had $45.0 million of Rights and $257.1 million of trademarks recorded as intangible assets not subject to amortization (see Note 13 to the Consolidated Financial Statements).

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

Packaging Ingredients

The manufacture, sale and use of resins and Bisphenol A (“BPA”) used to make our 3G and 5G water bottles are subject to regulation by the Food and Drug Administration (“FDA”). These regulations relate to substances used in food packaging materials, not with specific finished food packaging products. BPA is contained in substantially all of our three- and five-gallon returnable polycarbonate plastic bottles. Negative media attention regarding BPA has generated concern in the bottled water market, although a January 2010 report by the FDA notes studies that suggest the low levels of BPA used in polycarbonate bottles are safe for human exposure and the FDA sustained this opinion in its March 2013 BPA consumer update. The FDA indicated that it will continue to evaluate these studies before issuing a final assessment on the safety of BPA and the FDA’s current public health recommendations include taking reasonable steps to reduce exposure of infants and young children to BPA. The FDA and certain states, however, may in the future decide to regulate more aggressively the potential harmful effects of BPA. Although the FDA rejected a 2012 citizen petition from the Natural Resources Defense Council seeking the ban of BPA from all food and drink packaging, including plastic bottles and canned foods, our customers and potential new customers may share the concerns raised by the citizens petition and may reduce their exposure to BPA as a result. The FDA has also asserted the need for additional studies on the safety of BPA in food packaging materials and acknowledged recent studies regarding potential developmental and behavioral effects of BPA exposure on infants and young children. The EPA and certain states also may in the future study or regulate BPA. Additionally, a number of states have passed legislation banning the use of BPA in packaging intended for children three years of age and younger, such as in baby bottles and sippy cups. Extensive negative public perception regarding food packaging that uses BPA could cause consumers to stop purchasing our products manufactured in polycarbonate bottles. Further, the emergence of new scientific evidence or reports that suggests our polycarbonate water bottles are unsafe, or interpretations of existing evidence by regulatory agencies that lead to prohibitions on the use of polycarbonate plastic as packaging for food contact materials, could cause a serious disruption in our ability to package our bottled water products. If polycarbonate plastic becomes a banned substance, we may not be able to adopt alternative packaging, and conduct extensive and costly safety testing, in time to prevent adverse effects to our business, financial condition and results of operations. Further, if our competitors successfully integrate BPA-free packaging into their business and BPA is subsequently deemed undesirable or unsafe, our competitors may have a significant competitive advantage over us.

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

Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances and also impose liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities. In addition to actions brought by governmental agencies, private plaintiffs may also bring personal injury claims arising from the presence of hazardous substances on a property. Certain environmental contamination has been identified at or in the vicinity of some of our DSS properties. From time to time, we have also been named a potentially responsible party at third-party waste disposal sites. There can be no assurances that we will not be required to make material expenditures in the future for these or other contamination-related concerns or that other responsible parties will conduct any required cleanup. Environmental laws and regulations are complex, change frequently and tend to become more stringent over time. We cannot assure you that our costs of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not negatively affect our business, financial condition or results of operations.

Taxes on CSDs and other drinks could have an adverse effect on our business.

Federal, state, local and foreign governments have considered or have enacted taxes on soda and other sugary drinks, as well as energy products as a result of concerns about the public health consequences and health care costs associated with obesity. Recently, several cities have enacted taxes on the sale of sugar-sweetened beverages. Additionally, local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types or sizes of soft drinks in municipalities and schools as a result of these concerns. Any changes of regulations or imposed taxes may reduce consumer demand for our products or could cause us to raise our prices, both of which could have a material adverse effect on our profitability and negatively affect our business and financial performance.

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

We have paid quarterly cash dividends since 2012. Most recently, the board of directors declared a dividend of $0.06 per common share to be paid in cash on March 29, 2017 to shareowners of record at the close of business on March 14, 2017. However, there can be no assurance that we will continue to declare quarterly dividends in the future. The declaration and payment of future dividends on our common shares is subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants and other restrictions on payment set forth in the instruments governing our indebtedness and preferred shares in effect from time to time. Accordingly, shareowners must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

We are subject to the risk of increased taxes.

We base our tax positions upon our understanding of the tax laws of the various countries in which we have assets or conduct business activities. However, our tax positions are subject to review and possible challenge by taxing authorities. This includes adverse changes to the manner in which Canada and other countries tax multinational companies and interpret or change their tax laws. We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such taxes. In addition, our effective tax rate may be increased by changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates or countries adopting more aggressive interpretations of tax laws.

Our income tax expense includes tax benefits resulting from several reorganizations of our legal entity structure and refinancing of intercompany debt during the last three years. However, since the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations, our effective tax rate may ultimately be different than the amount we are currently reporting. In addition, several jurisdictions in which we operate have tax taws with detailed transfer pricing rules which require that all transactions with nonresident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable. The Organization for Economic Cooperation and Development (“OECD”) released guidance related to Base Erosion and Profit Shifting (“BEPS”) which may also result in legislative changes that could impact our effective tax rate.

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles or otherwise;

•	any event that could damage our reputation;

•	failure to properly manage credit risk from customers;

•	failure of our processes to prevent and detect unethical conduct of employees;

•	a significant failure of internal controls over financial reporting;

•	failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements;

•	failure of corporate governance policies and procedures; and

•	credit ratings changes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our business is supported by our extensive manufacturing and distribution network and flexible production capabilities. Our manufacturing footprint encompasses 84 strategically located beverage manufacturing, production and fruit processing facilities, including: 52 facilities in our Water & Coffee Solutions reporting segment, which includes 34 facilities in the United States, seven facilities in Canada, and 11 facilities in Europe; 23 facilities in our Cott North America reporting segment, which includes 19 facilities in the United States (includes one vertically-integrated global concentrate manufacturing facility), and four facilities in Canada; eight facilities in our Cott U.K. reporting segment, all located in the United Kingdom; and one facility representing our All Other reporting segment located in Mexico. We also have over 370 branch distribution and warehouse facilities in our Water & Coffee Solutions reporting segment, which includes approximately 250 facilities in the United States, 15 facilities in Canada and 105 facilities in Europe, and one customer service call center for the DSS business in the United States.

Total square footage of our beverage manufacturing, production and fruit processing facilities is approximately 6.0 million square feet in the United States; 1.0 million square feet in Canada; 1.5 million square feet in Europe, inclusive of 1.1 million square feet in the United Kingdom; and 0.3 million square feet in Mexico. Total square footage of our Water & Coffee Solutions branch distribution and warehouse facilities is approximately 2.4 million square feet in the United States; 0.2 million square feet in Canada; and 1.0 million square feet in Europe. This square footage does not include 30 separate owned and leased warehouses in our traditional business that comprise 3.1 million square feet and 34 leased office spaces and three owned office spaces that together comprise 0.7 million square feet. Lease terms for non-owned beverage production facilities and offices expire between 2017 and 2035.

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

SUPPLEMENTAL ITEM PART I. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names, ages, offices and backgrounds of all of our executive officers as of March 1, 2017. Our officers do not serve for a set term.

	Office	Age
Jerry Fowden	Chief Executive Officer	60
Jay Wells	Chief Financial Officer	54
Thomas Harrington	President Services/Chief Executive Officer — DSS Business Unit	59
Bradley Goist	President, North America Business Unit	53
Marni Morgan Poe	Vice President, General Counsel and Secretary	47
Michael Creamer	Vice President — Human Resources	60
Carlos Baila	Chief Procurement Officer and Chief Operations Officer — North America Business Unit	50
Jason Ausher	Chief Accounting Officer	43

•	Jerry Fowden was appointed Chief Executive Officer in 2009. Prior to this appointment, he served as President of our international operating segment, Interim President North America and Interim President of our UK and European business from 2007 to 2009. Prior to joining Cott, Mr. Fowden served as Chief Executive Officer of Trader Media Group and was a member of the Guardian Media Group Plc’s board of directors from 2005 to 2007. Prior to this time, Mr. Fowden served in a variety of roles at multiple companies, including global Chief Operating Officer of AB InBev S.A. Belgium, an alcoholic beverage company, Chief Executive Officer of Bass Brewers Ltd., a subsidiary of AB InBev S.A. Belgium, Managing Director of the Rank Group plc’s Hospitality and Holiday Division and member of the Rank Group plc’s board of directors, Chief Executive Officer of Hero AG’s European beverage operations and various roles within PepsiCo Inc.’s beverage operations and Mars, Incorporated’s pet food operations. Mr. Fowden currently serves on the board of directors of Constellation Brands Inc., a premium alcoholic beverage company and on the board of directors of the American Beverage Association. Mr. Fowden has previously served on the board of directors of Chesapeake Corporation, a global packaging company, and as a member of the advisory board of Tchibo Coffee International Ltd, a premium coffee company.

•	Jay Wells was appointed Chief Financial Officer in 2012. Prior to joining Cott, Mr. Wells held various senior finance positions with Molson Coors from 2005 to 2012, including Chief Financial Officer of Molson Coors Canada, a subsidiary of Molson Coors Brewing Company, and Global Vice President, Treasury, Tax, and Strategic Finance of Molson Coors Brewing Company. From 1990 to 2005, Mr. Wells held several positions within Deloitte and Touche LLP, including partner.

•	Thomas J. Harrington was appointed Chief Executive Officer of our DSS Business Unit in connection with the closing of the DSS Acquisition. Prior to the acquisition, Mr. Harrington served in various roles with DSS from 2004 to 2014, including Chief Executive Officer, President, Chief Operating Officer, West Division President, and Senior Vice President, Central Division. Prior to joining DSS, Mr. Harrington served in various roles with Coca-Cola Enterprises, Inc. including Vice President and General Manager of Coca-Cola Enterprises New York and Chicago divisions. He also served in various sales and marketing roles with Pepperidge Farm from 1979 to 1985. Mr. Harrington currently serves on the board of directors of the International Bottled Water Association, the National Automatic Merchandising Association and the Water Quality Association.

•	Bradley Goist was appointed President of our North America Business Unit in June 2016. Prior to this appointment, Mr. Goist held numerous positions with the Kellogg Company from 2009 to 2016, including senior vice-president and general manager of U.S. Snacks and senior vice-president of marketing and innovation for U.S. Snacks. From 1996 to 2009, Mr. Goist held several positions with the Coca-Cola Company, including senior vice-president and general manager of hydration and senior vice-president of juices, teas and emerging brands.

•	Marni Morgan Poe was appointed Vice President, General Counsel and Secretary in 2010. Prior to her appointment, Ms. Poe served as Corporate Counsel of the Company from 2008 to 2010. Prior to joining the Company, Ms. Poe was a partner at the law firm of Holland & Knight LLP from 2000 to 2006 and an associate of the law firm from 1995 to 2000.

•

Michael Creamer was appointed Vice President of Human Resources for International and Tampa, Florida in 2007 and promoted to Vice President of Human Resources for Cott in 2008. Mr. Creamer currently serves as our

Corporate Human Resources Vice President. Prior to joining Cott, Mr. Creamer was Senior Director of Human Resource Operations and International for Avanade Corporation, a global IT consultancy formed as a joint venture between Accenture and Microsoft Corporation. From 1990 to 2004, Mr. Creamer held several positions within Microsoft, including senior global human resources positions.

•	Carlos Baila was appointed Chief Procurement Officer in 2013, and took on the additional role of Chief Operations Officer – North America Business Unit in 2016. From 2005 to 2012, Mr. Baila worked for PepsiCo Inc. as Vice President of Global Procurement. From 1998 to 2005, Mr. Baila worked as a Supply Chain Executive at Accenture Ltd. where he provided clients with management consulting services primarily around supply chain and strategic sourcing projects, procurement transformations, contract structuring, financial valuations, and supply chain optimizations. Mr. Baila has been involved in multinational projects across the Americas, Europe, Middle East and Asia; and, in Argentina, held several positions in operations at Keystone Foods from 1995 to 1997 and Quilmes Brewery from 1992 to 1995.

•	Jason Ausher was appointed Chief Accounting Officer in May 2015. Prior to this appointment, from 2011 to 2015, Mr. Ausher served as the Company’s VP Treasurer, Corporate Development. From 2010 to 2011, Mr. Ausher served as the Company’s Corporate Controller and from 2008 to 2010 he held the position of Controller for the Company’s U.S. Business Unit. From 2003 to 2008, Mr. Ausher held numerous positions with Walter Industries, Inc. and Mueller Water Products Inc. (a water infrastructure business and spin-off of Walter Industries, Inc.), including the position of Vice President of Finance. Prior to this, from 1996 to 2002, Mr. Ausher was with PriceWaterhouseCoopers LLP.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the TSX under the ticker symbol “BCB,” and on the NYSE under the ticker symbol “COT.”

The tables below show the high and low reported per share sales prices of our common shares on the TSX (in Canadian dollars) and the NYSE (in U.S. dollars) for the indicated periods for 2016 and 2015.

Toronto Stock Exchange (C$)

TSX

	2016		2015
	High	Low	High	Low
First Quarter	$18.56	$12.65	$12.52	$7.95
Second Quarter	$21.16	$16.30	$13.00	$10.29
Third Quarter	$22.66	$17.80	$15.62	$12.11
Fourth Quarter	$19.18	$13.42	$15.71	$11.97

New York Stock Exchange (U.S.$)

NYSE

	2016		2015
	High	Low	High	Low
First Quarter	$14.26	$9.07	$10.05	$6.76
Second Quarter	$16.70	$12.87	$10.66	$8.56
Third Quarter	$17.38	$13.94	$11.87	$9.56
Fourth Quarter	$14.37	$10.10	$11.84	$8.96

As of February 22, 2017, we had 952 shareowners of record. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies. The closing sale price of our common shares on February 22, 2017 was C$15.31 on the TSX and $11.65 on the NYSE.

Our board of directors has declared a quarterly cash dividend of $0.06 per common share in each quarter during 2015 and 2016 for an aggregate yearly dividend payment of approximately $25.1 million and $31.7 million respectively. We intend to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of our shareowners, our results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that our board of directors may deem relevant from time to time.

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

There are certain restrictions on the payment of dividends under our ABL facility and the indentures governing our outstanding notes. The ABL facility and the indentures governing our outstanding notes are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters” in this Annual Report on Form 10-K.

In December 2014, in connection with and as part of the consideration for the DSS Acquisition, we issued to the sellers Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”) having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares,” and together with the Convertible Preferred Shares, the “Preferred Shares”) having an aggregate value of approximately $32.7 million. The issuance of the Preferred Shares was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder. We redeemed all of the outstanding Preferred Shares were in June 2015. Other than the issuance of the Preferred Shares in 2014, we have not sold any equity securities that were not registered under the Securities Act during the past three years.

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

Shareowner return performance graph

The following graph shows changes over our past five fiscal years in the value of C$100, assuming reinvestment of dividends, invested in: (i) our common shares; (ii) the Toronto Stock Exchange’s S&P/TSX Composite Index; and (iii) a peer group of publicly-traded companies in the bottling and route-based service industries comprised of Coca-Cola Enterprises Inc., Coca-Cola Bottling Co. Consolidated, Coca Cola FEMSA, S.A.B de C.V., Coca Cola Amatil Ltd., National Beverage Corp., A.G. Barr plc, Britvic plc, G&K Services, Inc., UniFirst Corp., ABM Industries Inc., Chemed Corp., ServiceMaster Global Holdings, Inc., Cintas Corp., and Aramark. The closing price of Cott’s common shares as of December 30, 2016, the last trading day of 2016, was C$15.20 on the TSX and $11.33 on the NYSE. The following table is in Canadian dollars.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 (CANADIAN) INVESTED ON DECEMBER 30, 2011

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2016

Company / Market / Peer Group	12/30/2011	12/29/2012	12/28/2013	1/3/2015	1/2/2016	12/31/2016
Cott Corporation	$100.00	$124.31	$139.78	$137.21	$260.52	$264.44
S&P / TSX Composite	$100.00	$106.17	$120.80	$135.10	$122.72	$148.59
Peer Group	$100.00	$126.27	$179.00	$215.04	$294.29	$305.70

Issuer Purchases of Equity Securities

During the fourth quarter of 2016, we did not repurchase any of our common shares.

Tax Withholdings

The following table contains information about shares that we withheld from delivering to employees during 2016 to satisfy their tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Shares	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	99,982	$10.99	N/A	N/A
May 2016	1,473	$14.52	N/A	N/A
August 2016	200,405	$16.97	N/A	N/A
December 2016	106,884	$11.33	N/A	N/A

Total	408,744

ITEM 6.	SELECTED FINANCIAL DATA

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

	December 31,	January 2,	January 3,	December 28,	December 29,
(in millions of U.S. dollars, except per share amounts)	2016[1]	2016	2015[2]	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Revenue, net	$3,235.9	$2,944.0	$2,102.8	$2,094.0	$2,250.6
Cost of sales	2,161.7	2,048.5	1,826.3	1,818.6	1,937.9

Gross profit	1,074.2	895.5	276.5	275.4	312.7
SG&A expenses	958.1	768.6	213.7	180.3	197.4
Loss on disposal of property, plant & equipment	6.1	6.9	1.7	1.8	1.8
Restructuring	—	—	2.4	2.0	—
Asset impairments	—	—	1.7	—	—
Acquisition and integration expenses	27.8	20.6	41.3	3.1	3.4

Operating income	82.2	99.4	15.7	88.2	110.1
Other expense (income), net	3.9	(9.5)	21.0	12.8	(1.4)
Interest expense, net	124.2	111.0	39.7	51.6	54.2

(Loss) income before income taxes	(45.9)	(2.1)	(45.0)	23.8	57.3
Income tax expense (benefit)	25.6	(22.7)	(61.4)	1.8	4.6

Net (loss) income	$(71.5)	$20.6	$16.4	$22.0	$52.7

Less: Net income attributable to non-controlling interests	6.3	6.1	5.6	5.0	4.5
Less: Accumulated dividends on convertible preferred shares	—	4.5	0.6	—	—
Less: Accumulated dividends on non-convertible preferred shares	—	1.4	0.2	—	—
Less: Foreign exchange impact on redemption of preferred shares	—	12.0	—	—	—

Net (loss) income attributed to Cott Corporation	$(77.8)	$(3.4)	$10.0	$17.0	$48.2

Net (loss) income per common share attributed to Cott Corporation
Basic	$(0.61)	$(0.03)	$0.11	$0.18	$0.51
Diluted	(0.61)	(0.03)	0.10	0.18	0.50
Financial Condition
Total assets	$3,939.7	$2,887.3	$3,073.2	$1,410.7	$1,545.2
Short-term borrowings	207.0	122.0	229.0	50.8	—
Current maturities of long-term debt	5.7	3.4	4.0	3.9	1.9
Long-term debt	1,988.0	1,525.4	1,541.3	397.9	593.2
Convertible preferred shares	—	—	116.1	—	—
Non-convertible preferred shares	—	—	32.7	—	—
Equity	873.8	645.9	548.9	604.4	621.4
Cash dividends paid to common and preferred shareholders	31.4	31.0	22.8	21.9	5.8
Dividends declared per common share	0.24	0.24	0.24	0.24	0.06

1.	In 2016, we completed the acquisitions of S&D, Eden, and Aquaterra for a combined $973.9 million, financed by a combination of cash on hand, incremental borrowings under our ABL facility of $270.0 million, proceeds from the issuance of €450.0 million (U.S. $474.1 million at the exchange rate in effect on December 31, 2016) of our 2024 Notes, and net proceeds from the issuance of common shares in June 2016 having an aggregate value of $219.8 million.
2.	In 2014, we completed the acquisition of DSS for approximately $1.246 billion, financed by a combination of incremental borrowings under our ABL facility of $180.0 million, proceeds from the issuance of $625.0 million of our 2020 Notes, the assumption of DSS’s $350.0 million DSS Notes, and the issuance to the owners of DSS of Preferred Shares having an aggregate value of approximately $148.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cott is a diversified beverage company with a leading volume-based national presence in the North America and European home and office delivery (“HOD”) industry for bottled water, a leader in custom coffee roasting and blending of iced tea for the U.S. foodservice industry, and a leader in the production of beverages on behalf of retailers, brand owners and distributors. Our platform reaches over 2.3 million customers or delivery points across North America and Europe supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.

The beverage market is subject to some seasonal variations. Our purchases of raw materials and related accounts payable fluctuate based upon the demand for our products as well as the timing of the fruit growing seasons. The seasonality of our sales volume combined with the seasonal nature of fruit growing causes our working capital needs to fluctuate throughout the year, with inventory levels increasing in the first half of the year in order to meet high summer demand. In addition, our accounts receivable balances decline in the fall as customers pay their higher-than-average outstanding balances from the summer deliveries.

Our traditional business, which refers to our Cott North America, Cott United Kingdom (“Cott U.K.”) and All Other reporting segments, typically operates at low margins and therefore relatively small changes in cost structures can materially affect results. Industry-wide carbonated soft drink (“CSD”) sales have declined during 2016, 2015, and 2014 and ingredient and packaging costs have remained volatile.

Ingredient and packaging costs represent a significant portion of our cost of sales. These costs are subject to global and regional commodity price trends. Our most significant commodities are aluminum in the case of cans and ends, green coffee, polyethylene terephthalate (“PET”) resin, high-density polyethylene (“HDPE”) and polycarbonate, corn in the case of high fructose corn syrup (“HFCS”), sugar, fruit and fruit concentrates and fuel. We attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our ingredient and packaging requirements and implementing price increases as needed.

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, bottled water, energy products, sports products, new age beverages, and ready-to-drink teas. In 2016, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart in 2016, 2015 and 2014, accounted for 15.7%, 18.0% and 26.1%, respectively, of total revenue.

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

In 2016, our capital expenditures were devoted primarily to supporting growth in our business, maintaining existing facilities and making equipment upgrades.

At the beginning of 2016, our business operated through four reporting segments, DSS, Cott North America, Cott U.K. and All Other (which includes our Mexico and Royal Crown International (“RCI”) operating segments). We completed the Aquaterra Acquisition during the first quarter of 2016, and the S&D Acquisition and the Eden Acquisition (as each term is defined below) in the third quarter of 2016. These businesses were added to our DSS reporting segment, which was then renamed “Water & Coffee Solutions” to reflect the increased scope of our offering. Other than the change in name, there was no impact on prior period results for this reporting segment. The Water & Coffee Solutions reporting segment provides bottled water, coffee and water filtration services to customers in North America, Europe, and Israel. Water & Coffee Solutions products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment.

For the year ended January 3, 2015, we had 53 weeks of activity, compared to 52 weeks of activity for the years ended December 31, 2016 and January 2, 2016. We estimate the additional week contributed $29.1 million of additional revenue and $1.1 million of additional operating income for the year ended January 3, 2015. In addition, for the year ended January 2, 2016, we had four additional shipping days in our Water & Coffee reporting segment, which we estimate contributed $12.5 million of additional revenue and $0.1 million of additional operating income for the year ended January 2, 2016.

Acquisition and Financing Transactions

Mid-to-Larger Scale Acquisitions

On August 11, 2016, we completed the acquisition of S. & D. Coffee, Inc. (“S&D”), a premium coffee roaster and provider of customized coffee, tea, and extract solutions to the foodservice, convenience, gas, hospitality and office segments in the United States (the “S&D Acquisition”). The initial purchase price was $354.1 million on a debt- and cash-free basis, subject to customary post-closing adjustments, which were resolved in January 2017 by the payment of $0.5 million from the former owners of S&D to us. The S&D Acquisition was funded through a combination of incremental borrowings under our asset-based lending facility (the “ABL facility”) and proceeds from our June 2016 Offering (defined below).

On August 2, 2016, we completed the acquisition of Eden Springs Europe B.V. (“Eden”), a leading provider of water and coffee solutions in Europe (the “Eden Acquisition”). The initial purchase price was €517.9 million (U.S. $578.5 million at the then-current exchange rate), subject to customary post-closing adjustments, which were resolved in January 2017 by the payment of €2.0 million (U.S. $2.2 million at the exchange rate in effect on the date of payment) made by the former owners of Eden to us. The Eden Acquisition was funded through a combination of proceeds from the 2024 Notes (defined below) and cash on hand.

On January 4, 2016, we completed the acquisition of Aquaterra Corporation (“Aquaterra”), a Canadian direct-to-consumer HOD bottled water and office coffee services (“OCS”) business (the “Aquaterra Acquisition”). The aggregate purchase price was C$61.2 million (U.S. $44.0 million at the then-current exchange rate). The purchase price was paid at closing using cash on hand and was subject to a customary post-closing working capital adjustment, which was resolved in May 2016 by the payment of C$0.5 million by the former owners of Aquaterra to us.

In December 2014, we completed the acquisition by merger of DSS Group, Inc. (the “DSS Group”), parent company to DS Services of America, Inc. and its subsidiaries (“DSS”), a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). Aggregate consideration was approximately $1.246 billion payable through a combination of incremental borrowings under our ABL facility of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due 2020, the assumption of existing $350.0 million senior notes due 2021 originally issued by DSS, and the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”) having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares,” and together with the Convertible Preferred Shares, the “Preferred Shares”) having an aggregate value of approximately $32.7 million.

Other Strategic Transaction

In May 2014, our Cott U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”). Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million (U.S. $87.6 million) paid in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million (U.S. $33.5 million) in deferred consideration paid in September 2014, and aggregate contingent consideration of up to £16.0 million, which was payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ended July 1, 2016. The aggregate contingent consideration was £12.0 million, offset by an existing receivable of £3.9 million due to us from the former owners of Aimia, for a net total cash payment of £8.1 million (U.S. $10.8 million at the exchange rate in effect on the date of payment) that was paid during the third quarter of 2016.

Financing Activity

On August 3, 2016, we amended and restated our ABL facility. As amended and restated, the ABL facility is a five-year revolving facility of up to $500 million, which, subject to certain conditions, may be increased by up to an additional $100 million at our option if agreed upon by the participating lenders. The ABL facility provides the Company and its subsidiaries, Cott Beverages Inc., Cott Beverages Limited, DSS, Cliffstar LLC and S&D, with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement governing the ABL facility. The debt under the ABL facility is guaranteed by most of our U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of our Dutch subsidiaries. The amendment to the ABL facility was considered to be a modification of the original agreement under U.S. generally accepted accounting principles (“GAAP”).

On June 30, 2016, we issued €450.0 million (U.S. $474.1 million at the exchange rate in effect on December 31, 2016) of 5.500% senior notes due July 1, 2024 (“2024 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the Eden Acquisition and to pay related fees and expenses.

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

In June 2015, we entered into a sale-leaseback transaction (the “Sale-Leaseback Transaction”) involving five of our manufacturing, production and distribution facilities in North America, pursuant to which we received cash proceeds of $40.1 million, after related transaction expenses, and recorded a gain of $22.6 million. The facilities are being leased from the buyer-lessor over an initial lease term of 20 years and the lease is classified as an operating lease. We determined we have retained the lease rights to the facilities but not the benefits and risks incident to ownership; thus $21.6 million of the $22.6 million gain was deferred, with the remaining $1.0 million recognized as a gain on sale in loss on disposal of property, plant & equipment in our Consolidated Statement of Operations for the year ended January 2, 2016. This deferred gain is being amortized as a reduction to rent expense over the 20-year initial lease term.

In May 2015, we completed a public offering, on a bought deal basis, of 16,215,000 common shares at a price of $9.25 per share for total gross proceeds to us of $150.0 million (the “2015 Offering”). We incurred $6.0 million of underwriter commissions and $1.5 million in professional fees in connection with the 2015 Offering. The net proceeds of the 2015 Offering were used to redeem all of the Preferred Shares.

As noted above, we issued $625.0 million of the 6.75% senior notes due 2020 in December 2014 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act, and used the proceeds from the issuance to partially finance the DSS Acquisition. In July 2015, we exchanged the privately-placed notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2020 Notes”).

In June 2014, we issued $525.0 million of our 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. We used the proceeds to redeem $375.0 million aggregate principal amount of our 8.125% senior notes due 2018 (the “2018 Notes”) and provide additional funding for Company operations. In May 2015, we exchanged the privately-placed notes for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2022 Notes”).

Summary Financial Results

Our net loss attributed to Cott Corporation in 2016 was $77.8 million or $0.61 per diluted common share, compared with net loss of $3.4 million or $0.03 per diluted common share in 2015.

The following items of significance affected our 2016 financial results:

•	Net revenue increased $291.9 million, or 9.9%, in 2016 compared to the prior year due primarily to the addition of the S&D, Eden, and Aquaterra businesses, partially offset by the impact of unfavorable foreign exchange rates, a mix shift from private label to contract manufacturing in our traditional business and four less shipping days compared to the prior year at our DSS business. Excluding the impact of foreign exchange and four additional shipping days in 2015, revenue increased $373.4 million, or 12.7%, from the prior year;

•	Gross profit as a percentage of revenue increased to 33.2% in 2016 compared to 30.4% in the prior year due primarily to the addition of the Eden and Aquaterra businesses and cost and efficiency initiatives in our traditional business, partially offset by the impact of unfavorable foreign exchange rates, the competitive landscape within our traditional business and increased operational costs at our DSS business;

•	Selling, general and administrative (“SG&A”) expenses increased to $958.1 million in 2016 compared to $768.6 million in the prior year due primarily to the addition of the S&D, Eden and Aquaterra businesses. As a percentage of revenue, SG&A expenses increased to 29.6% from 26.1% in the prior year;

•	Loss on disposal of property, plant and equipment was related to the disposal of $6.1 million of equipment that was either replaced or no longer being used in our reporting segments;

•	Acquisition and integration expenses increased to $27.8 million in 2016 compared to $20.6 million in the prior year due primarily to the transaction costs in connection with the addition of the S&D, Eden and Aquaterra businesses;

•	Other expense, net was $3.9 million in 2016 compared to other income, net of $9.5 million in the prior year due primarily to the reduction of net gains on foreign currency transactions of $9.1 million and unrealized losses on our commodity hedges of $9.8 million, partially offset by realized gains on our commodity hedges of $5.8 million;

•	Interest expense, net was $124.2 million in 2016 compared to $111.0 million in the prior year due primarily to interest on our 2024 Notes issued during 2016;

•	Income tax expense was $25.6 million in 2016 compared to income tax benefit of $22.7 million in the prior year due primarily to the Canadian valuation allowance recorded in the third quarter of 2016 and the U.S. federal valuation allowance recorded in the fourth quarter of 2016;

•	EBITDA decreased to $317.0 million from $332.7 million in 2015 due primarily to transaction, acquisition and integration costs associated with the S&D Acquisition and Eden Acquisition.

•	Adjusted EBITDA increased to $373.1 million in 2016 compared to $357.0 million in the prior year due to the items listed above;

•	Adjusted net income and adjusted net income per diluted common share were $30.6 million and $0.24, respectively, compared to $23.0 million and $0.22, respectively, in the prior year.

The following items of significance affected our 2015 financial results:

•	Net revenue increased $841.2 million, or 40.0%, in 2015 compared to the prior year due primarily to a full year of operations from our Aimia and DSS businesses and the impact of four additional shipping days in 2015, partially offset by the impact of unfavorable foreign exchange rates, the impact of the 53rd week in 2014, and a mix shift from private label to contract manufacturing in our Cott North America and Cott U.K. reporting segments. Excluding the impact of foreign exchange, the impact of the 53rd week in 2014 and four additional shipping days in 2015, revenue increased $927.5 million, or 44.7%, from the prior year;

•	Gross profit as a percentage of revenue increased to 30.4% in 2015 compared to 13.1% in the prior year due primarily to the addition of the Aimia and DSS businesses and cost and efficiency savings, partially offset by the impact of unfavorable foreign exchange rates and the competitive environment in our traditional business;

•	SG&A expenses increased to $768.6 million in 2015 compared to $213.7 million in the prior year due primarily to the addition of our DSS and Aimia businesses. As a percentage of revenue, SG&A expenses increased to 26.1% from 10.2% in the prior year;

•	Loss on disposal of property, plant and equipment was related to the disposal of $6.9 million of equipment that was either replaced or no longer being used in our reporting segments;

•	Acquisition and integration expenses decreased $20.7 million, or 50.1%, in 2015 compared to the prior year due primarily to the incurrence of a significant portion of the transaction costs in connection with the acquisition of the DSS and Aimia businesses in the prior year;

•	Other income, net was $9.5 million in 2015 compared to other expense, net of $21.0 million in the prior year due primarily to net realized gains on translation of balances denominated in foreign currencies and a favorable legal settlement in 2015 compared to expenses incurred due to the redemption of our 2018 Notes in the prior year;

•	Interest expense, net was $111.0 million in 2015 compared to $39.7 million in the prior year due primarily to carrying higher debt balances throughout the year from the DSS Acquisition as compared to the prior year;

•	Income tax benefit was $22.7 million in 2015 compared to $61.4 million in the prior year due primarily to the release of the U.S. federal valuation allowance in 2014;

•	EBITDA increased to $332.7 million from $105.4 million in 2014;

•	Adjusted EBITDA increased to $357.0 million from $180.2 million in the prior year due to the items listed above;

•	Adjusted net income and adjusted net income per diluted common share were $23.0 million and $0.22, respectively, compared to $57.1 million and $0.60, respectively, in the prior year.

Critical Accounting Policies

Our significant accounting policies and recently issued accounting pronouncements are described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe the following represent our critical accounting policies:

Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Consolidated Financial Statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, realization of deferred income tax assets and the resolution of tax contingencies.

Impairment testing of goodwill

Cott operates through five operating segments, Water & Coffee Solutions, Cott North America, Cott U.K., RCI and Mexico. Water & Coffee Solutions, Cott North America and Cott U.K. are also reportable segments and RCI and Mexico are combined and disclosed in the All Other reporting segment. We test goodwill for impairment at least annually in the fourth quarter, based on our reporting unit carrying values, calculated as total assets less interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. For the purpose of testing goodwill for impairment in 2016, we have determined our reporting units are DSS, Eden, S&D, Cott North America, Core U.K., Aimia, and RCI. DSS, Eden and S&D are components of the Water & Coffee Solutions operating segment. Eden and S&D were each acquired in August 2016, and DSS was acquired in December 2014 (see Note 2 to the Consolidated Financial Statements). Core U.K. and Aimia are components of the Cott U.K. operating segment. Aimia was acquired in May 2014 (see Note 2 to the Consolidated Financial Statements).

As of the end of the third quarter of 2016 we re-aligned our reporting unit structure within the Cott U.K. operating segment as a result of the Calypso Soft Drinks business being absorbed into Core U.K. Due to the change in reporting unit structure, we performed a quantitative goodwill impairment test on our Calypso Soft Drinks reporting unit as of the end of the third quarter. The assumptions used in the valuation of the reporting unit include a terminal growth rate of 1.0%, and a discount rate of 12.5%. The test did not result in an impairment charge and the assets and liabilities of Calypso Soft Drinks, including goodwill, are now included in the discrete financial information of our Core U.K. reporting unit.

We had goodwill of $1,175.4 million on our balance sheet at December 31, 2016, which represents amounts for the DSS, Eden, S&D, Cott North America, Core U.K., Aimia and RCI reporting units.

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

For purposes of the 2016 annual test, we elected to perform a qualitative assessment for our Core U.K., RCI and Aimia reporting units. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the Core U.K., RCI and Aimia reporting units were greater than their respective carrying amount, including goodwill, indicating no impairment. Goodwill allocated to the Core U.K., RCI and Aimia reporting units as of December 31, 2016 is $6.6 million, $4.5 million and $40.2 million, respectively.

For the DSS and Cott North America reporting units, we elected to bypass the qualitative assessment and performed a quantitative analysis due to the decline in 2016 projected operating results for DSS and an overall CSD industry decline impacting the Cott North America reporting unit. We determined the fair value of each reporting unit being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach, and in the case of the DSS quantitative assessment, we also considered the guideline transactions method. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our 2016 valuation of the reporting units include the weighted-average terminal growth rates of 2.5% and 1.0% for our DSS and Cott North America reporting units, respectively, and discount rates of 9.0% and 8.0%, respectively. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.

Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair values of the DSS and Cott North America reporting units exceeded their carrying value by approximately 7.1% and 35.2%, respectively. Therefore, a second step analysis was not required and no goodwill impairment charges were recorded in the fourth quarter ended December 31, 2016. If actual operating results in future periods are less than currently projected for DSS or if the impact to the Cott North America reporting unit resulting from declines in the CSD industry is larger than anticipated, goodwill allocated to these reporting units could be impaired at a future date. Goodwill allocated to the DSS and Cott North America reporting units as of December 31, 2016 are $603.8 million and $120.5 million, respectively.

For the Eden and S&D reporting units, we did not perform a qualitative or quantitative assessment as the underlying net assets of both reporting units were acquired in the third quarter of 2016 and there was no indication of changes to the business environment or the operations of the reporting units that would cause us to conclude that it was more likely than not that the fair values of the Eden and S&D reporting units were less than their respective carrying amounts, including goodwill. Goodwill allocated to the Eden and S&D reporting units as of December 31, 2016 is $282.7 million and $117.1 million, respectively.

Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2016, we determined that the fair value of each of our reporting units exceeded their carrying amounts.

Impairment testing of intangible assets with an indefinite life

Our intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., and include the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”); trademarks acquired in the DSS Acquisition (the “DSS Trademarks”); trademarks acquired in the Eden Acquisition (the “Eden Trademarks”), and trademarks acquired in the Aquaterra Acquisition (the “Aquaterra Trademarks”). These assets have an aggregate net book value of $302.1 million as of December 31, 2016. Prior to 2001, we paid a volume-based royalty to the Royal Crown Company, Inc. for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of these intangible assets.

The life of the Rights, DSS Trademarks, Eden Trademarks, and Aquaterra Trademarks are considered to be indefinite and therefore these intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible asset to its fair value and when the carrying amount is greater than the fair value, we recognize in income an impairment loss.

During the fourth quarter of 2016, we tested the Rights and DSS Trademarks for impairment. The Eden Trademarks and Aquaterra Trademarks were acquired in 2016 and since we noted no changes to the business environment, operations or use of the trademarks, we did not perform an impairment test.

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

To determine fair value of the DSS Trademarks, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to DSS revenue forecasts adjusted to exclude private label sales. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the DSS Trademarks. The assumptions used to estimate the fair value of the DSS Trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, the estimated fair value of the DSS Trademarks exceeded the carrying value by approximately 2.6%. If actual revenues excluding private label sales in future periods are less than currently projected for DSS, the DSS Trademarks could be impaired.

Other intangible assets

As of December 31, 2016, our intangible assets subject to amortization, net of accumulated amortization were $637.6 million, consisting principally of $596.7 million of customer relationships that arose from acquisitions, $32.5 million of information technology assets, and $3.7 million of trademarks. Customer relationships are typically amortized on an accelerated straight-line basis for the period over which we expect to receive the economic benefits. With the acquisitions, the acquired customer relationships are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, taking into consideration the specific net cash flows related to the intangible asset, unless a review is required more frequently due to a triggering event such as the loss of a significant customer. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. In 2016, we recorded $11.4 million in customer relationships acquired with the Aquaterra Acquisition, $134.1 million in customer relationships acquired with the Eden Acquisition, and $113.7 million in customer relationships acquired with the S&D Acquisition. In 2014, we recorded $219.8 million of customer relationships acquired with the DSS Acquisition and $76.5 million of customer relationships acquired with the Aimia Acquisition. We did not record impairment charges for other intangible assets in 2016, 2015 or 2014.

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

We maintain several defined-benefit plans that cover certain employees in the United States, United Kingdom, Switzerland and Israel. We record the expenses associated with these plans based on calculations which include various actuarial assumptions such as discount rates and expected long-term rates of return on plan assets. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

We utilize a yield curve analysis to determine the discount rates for our defined benefit plans’ obligations. The yield curve considers pricing and yield information for high quality corporate bonds with maturities matched to estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds. The target allocation percentages for the U.S. Plans’ assets range between 45% to 55% in equity securities, 35% to 45% in fixed income investments, and 5% to 15% in extended asset class investments. The target allocation percentages for the International Plans’ assets range between 50% to 80% in equity securities, 20% to 50% in fixed income investments, 0% to 30% in real estate and 0% to 15% in alternative investments. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications to the actuarial assumptions which impact the projected benefit obligation are amortized over future periods.

In connection with certain other collective bargaining agreements to which we are a party, we are required to make contributions on behalf of certain union employees to multiemployer pension plans. The ongoing contributions and liabilities associated with these plans are not material.

Non-GAAP Measures

In this Annual Report on Form 10-K, we supplement our reporting of financial measures determined in accordance with GAAP by utilizing certain non-GAAP financial measures that exclude certain items to make period-over-period comparisons for our underlying operations before material charges. We exclude these items to better understand trends in the business. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations.

We also utilize (loss) earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP (loss) income attributed to Cott Corporation before interest expense, net, expense (benefit) for income taxes, depreciation and amortization, net income attributable to non-controlling interests, accumulated dividends on Preferred Shares and foreign exchange impact on redemption of Preferred Shares. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding restructuring expenses and asset impairments, bond redemption and other financing costs, acquisition and integration costs, inventory step up and other purchase accounting adjustments, unrealized loss (gain) on commodity hedging instruments, net, foreign exchange and other gains, net, loss on disposal of property, plant & equipment, net, and other adjustments, as the case may be (“Adjusted EBITDA”). We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material changes.

We also utilize adjusted net income, which is GAAP (loss) income attributed to Cott Corporation excluding restructuring expenses and asset impairments, bond redemption and other financing costs, acquisition and integration costs, inventory step up and other purchase accounting adjustments, unrealized loss (gain) on commodity hedging instruments, net, foreign exchange and other gains, net, foreign exchange impact on redemption of preferred shares, loss on disposal of property, plant & equipment, net, interest payments on our 2024 Notes, tax valuation allowance, other adjustments, and the tax effect of adjustments, as well as adjusted net income per diluted common share, which is adjusted net income divided by diluted weighted average common shares outstanding. We consider these measures to be indicators of our operating performance.

Additionally, we supplement our reporting of net cash provided by operating activities determined in accordance with GAAP by excluding additions to property, plant & equipment to present free cash flow and adjusted free cash flow (which is free cash flow excluding bond redemption cash costs, interest cash cost timing variances attributable to the 53rd week in 2014, DSS integration capital expenditures, acquisition and integration cash costs, cash collateral costs and other adjustments), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

The following table summarizes our Consolidated Statements of Operations as a percentage of revenue for 2016, 2015 and 2014:

	2016		2015		2014
		Percentage		Percentage		Percentage
(in millions of U.S. dollars, except percentage amounts)		of		of		of
		Revenue		Revenue		Revenue
Revenue, net	$3,235.9	100.0%	$2,944.0	100.0%	$2,102.8	100.0%
Cost of sales	2,161.7	66.8%	2,048.5	69.6%	1,826.3	86.9%

Gross profit	1,074.2	33.2%	895.5	30.4%	276.5	13.1%
SG&A expenses	958.1	29.6%	768.6	26.1%	213.7	10.2%
Loss on disposal of property, plant & equipment, net	6.1	0.2%	6.9	0.2%	1.7	0.1%
Restructuring	—	—%	—	—%	2.4	0.1%
Asset impairments	—	—%	—	—%	1.7	0.1%
Acquisition and integration expenses	27.8	0.9%	20.6	0.7%	41.3	2.0%

Operating income	82.2	2.5%	99.4	3.4%	15.7	0.7%
Other expense (income), net	3.9	0.1%	(9.5)	(0.3)%	21.0	1.0%
Interest expense, net	124.2	3.8%	111.0	3.8%	39.7	1.9%

Loss before income taxes	(45.9)	(1.4)%	(2.1)	(0.1)%	(45.0)	(2.1)%
Income tax expense (benefit)	25.6	0.8%	(22.7)	(0.8)%	(61.4)	(2.9)%

Net (loss) income	(71.5)	(2.2)%	20.6	0.7%	16.4	0.8%

Less: Net income attributable to non-controlling interests	6.3	0.2%	6.1	0.2%	5.6	0.3%
Less: Accumulated dividends on preferred shares	—	—%	5.9	0.2%	0.8	–%
Less: Foreign exchange impact on redemption of preferred shares	—	—%	12.0	0.4%	—	–%

Net (loss) income attributed to Cott Corporation	$(77.8)	(2.4)%	$(3.4)	(0.1)%	$10.0	0.5%

Depreciation & amortization	$238.7	7.4%	$223.8	7.6%	$110.7	5.3%

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for 2016, 2015 and 2014 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

(in millions of U.S. dollars)	2016	2015	2014
Revenue, net
Water & Coffee Solutions	$1,452.3	$1,021.1	$28.7
Cott North America	1,287.6	1,330.9	1,433.5
Cott U.K.	469.8	557.0	597.9
All Other	50.5	57.6	65.0
Eliminations	(24.3)	(22.6)	(22.3)

Total	$3,235.9	$2,944.0	$2,102.8

Gross profit
Water & Coffee Solutions	$817.9	$618.3	$12.8
Cott North America	164.7	173.8	163.5

Cott U.K.	73.1	81.5	78.8
All Other	18.5	21.9	21.4

Total	$1,074.2	$895.5	$276.5

Operating income (loss)
Water & Coffee Solutions	$46.5	$39.0	$(1.7)
Cott North America	33.9	38.5	29.7
Cott U.K.	27.8	28.0	26.3
All Other	8.5	10.5	10.0
Corporate	(34.5)	(16.6)	(48.6)

Total	$82.2	$99.4	$15.7

The following tables summarize revenue by channel for 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
	Water &	Cott
	Coffee	North	Cott
(in millions of U.S. dollars)	Solutions	America	U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$78.0	$1,036.8	$202.3	$3.5	$(1.5)	$1,319.1
Branded retail	86.6	100.3	140.7	3.5	(1.4)	329.7
Contract packaging	—	124.1	107.2	16.2	(8.5)	239.0
Home and office bottled water delivery	799.4	—	—	—	—	799.4
Coffee and tea services	334.6	—	2.6	—	—	337.2
Concentrate and other	153.7	26.4	17.0	27.3	(12.9)	211.5

Total	$1,452.3	$1,287.6	$469.8	$50.5	$(24.3)	$3,235.9

	For the Year Ended January 2, 2016
	Water &	Cott
	Coffee	North	Cott
(in millions of U.S. dollars)	Solutions	America	U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$65.3	$1,075.9	$261.4	$4.5	$(1.6)	$1,405.5
Branded retail	84.1	114.9	168.1	4.1	(1.5)	369.7
Contract packaging	—	111.8	114.0	22.2	(6.5)	241.5
Home and office bottled water delivery	651.3	—	—	—	—	651.3
Coffee and tea services	121.3	—	3.1	—	—	124.4
Concentrate and other	99.1	28.3	10.4	26.8	(13.0)	151.6

Total	$1,021.1	$1,330.9	$557.0	$57.6	$(22.6)	$2,944.0

	For the Year Ended January 3, 2015
	Water &	Cott
	Coffee	North	Cott
(in millions of U.S. dollars)	Solutions	America	U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$2.1	$1,206.4	$296.1	$7.4	$(1.2)	$1,510.8
Branded retail	2.6	108.4	172.6	4.5	(1.6)	286.5
Contract packaging	—	86.9	120.8	24.6	(6.7)	225.6
Home and office bottled water delivery	12.2	—	—	—	—	12.2
Coffee and tea services	4.3	—	1.7	—	—	6.0
Concentrate and other	7.5	31.8	6.7	28.5	(12.8)	61.7

Total	$28.7	$1,433.5	$597.9	$65.0	$(22.3)	$2,102.8

Results of Operations

The following table summarizes the change in revenue by reporting segment for 2016:

	For the Year Ended December 31, 2016
	Water &	Cott
(in millions of U.S. dollars, except percentage amounts)	Coffee	North	Cott
	Solutions	America	U.K.	All Other	Eliminations	Total
Change in revenue	$431.2	$(43.3)	$(87.2)	$(7.1)	$(1.7)	$291.9
Impact of foreign exchange[1]	—	5.4	60.2	3.4	—	69.0

Change excluding foreign exchange	$431.2	$(37.9)	$(27.0)	$(3.7)	$(1.7)	$360.9

Percentage change in revenue	42.2%	(3.3)%	(15.7)%	(12.3)%	7.5%	9.9%

Percentage change in revenue excluding foreign exchange	42.2%	(2.8)%	(4.8)%	(6.4)%	7.5%	12.3%

Impact of four additional shipping days in 2015	$12.5	$—	$—	$—	$—	$12.5

Change excluding foreign exchange and impact of four additional shipping days in 2015	$443.7	$(37.9)	$(27.0)	$(3.7)	$(1.7)	$373.4

Percentage change in revenue excluding foreign exchange and four additional shipping days in 2015	44.0%	(2.8)%	(4.8)%	(6.4)%	7.5%	12.7%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes the change in revenue by reporting segment for 2015:

	For the Year Ended January 2, 2016
	Water &	Cott
(in millions of U.S. dollars, except percentage amounts)	Coffee	North	Cott
	Solutions	America	U.K.	All Other	Eliminations	Total
Change in revenue	$992.4	$(102.6)	$(40.9)	$(7.4)	$(0.3)	$841.2
Impact of foreign exchange[1]	—	20.7	44.0	5.0	—	69.7

Change excluding foreign exchange	$992.4	$(81.9)	$3.1	$(2.4)	$(0.3)	$910.9

Percentage change in revenue	3,457.8%	(7.2)%	(6.8)%	(11.4)%	1.3%	40.0%

Percentage change in revenue excluding foreign exchange	3,457.8%	(5.7)%	0.5%	(3.7)%	1.3%	43.3%

Impact of 53rd week in 2014	$—	$21.5	$6.4	$1.2	$—	$29.1

Impact of four additional shipping days in 2015	$(12.5)	$—	$—	$—	$—	$(12.5)
Change excluding foreign exchange and impact of 53rd week in 2014 and additional shipping days in 2015	$979.9	$(60.4)	$9.5	$(1.2)	$(0.3)	$927.5

Percentage change in revenue excluding foreign exchange and impact of 53rd week in 2014 and four additional shipping days in 2015	3,414.3%	(4.3)%	1.6%	(1.9)%	1.3%	44.7%

1.	Impact of foreign exchange is the difference between the current year’s revenue translated utilizing the current year’s average foreign exchange rates less the current year’s revenue translated utilizing the prior year’s average foreign exchange rates.

The following table summarizes our EBITDA and Adjusted EBITDA for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
Net (loss) income attributed to Cott Corporation	$(77.8)	$(3.4)	$10.0
Interest expense, net	124.2	111.0	39.7
Income tax expense (benefit)	25.6	(22.7)	(61.4)
Depreciation & amortization	238.7	223.8	110.7
Net income attributable to non-controlling interests	6.3	6.1	5.6
Accumulated dividends on preferred shares	—	5.9	0.8
Foreign exchange impact on redemption of preferred shares	—	12.0	—

EBITDA	$317.0	$332.7	$105.4
Restructuring and asset impairments	—	—	4.1
Bond redemption and other financing costs	—	—	25.2
Acquisition and integration costs	27.8	20.6	41.3
Inventory step up and other purchase accounting adjustments	6.2	4.2	2.9
Unrealized commodity hedging loss (gain), net	9.8	(1.2)	1.2
Foreign exchange and other gains, net	(0.3)	(10.9)	(0.5)
Loss on disposal of property, plant & equipment, net	6.1	6.9	3.2
Other adjustments	6.5	4.7	(2.6)

Adjusted EBITDA	$373.1	$357.0	$180.2

The following table summarizes our adjusted net income and adjusted net income per common share for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars, except share amounts)	2016	2016	2015
Net (loss) income attributed to Cott Corporation	$(77.8)	$(3.4)	$10.0
Restructuring and asset impairments	—	—	4.1
Bond redemption and other financing costs	—	—	25.2
Acquisition and integration costs	27.8	20.6	41.3
Inventory step up and other purchase accounting adjustments	6.2	4.2	2.9
Unrealized commodity hedging loss (gain), net	9.8	(1.2)	1.2
Foreign exchange and other gains, net	(0.3)	(10.9)	(0.5)
Foreign exchange impact on redemption of preferred shares	—	12.0	—
Loss on disposal of property, plant & equipment, net	6.1	6.9	3.2
Interest payment on 2024 Notes[1]	2.4	—	—
Tax valuation allowance[2]	52.8	—	—
Other adjustments	6.5	4.7	(2.6)
Adjustments for tax effect[3]	(2.9)	(9.9)	(27.7)

Adjusted net income attributed to Cott Corporation	$30.6	$23.0	$57.1

Adjusted net income per common share attributed to Cott Corporation
Basic	$0.24	$0.22	$0.61
Diluted	$0.24	$0.22	$0.60
Weighted average outstanding shares (in millions)
Basic	128.3	103.0	93.8
Diluted	129.2	103.7	94.8

1.	Represents the interest paid on our 2024 Notes while the proceeds were held in escrow prior to funding a portion of the purchase price for the Eden Acquisition.
2.	Tax valuation allowance inclusive of an $11.1 million income tax benefit in the quarter ended December 31, 2016.
3.	Reflects tax effect of adjustments at the statutory tax rate within the applicable tax jurisdiction.

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

The following table summarizes our free cash flow and adjusted free cash flow for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively:

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
Net cash provided by operating activities	$269.8	$254.6	$56.7
Less: Additions to property, plant & equipment	(139.8)	(110.8)	(46.7)

Free Cash Flow	$130.0	$143.8	$10.0

Plus:
Bond redemption cash costs	—	—	20.8
53rd week interest payment 2022 Notes	—	—	14.7
DSS integration capital expenditures	—	5.3	—
Acquisition and integration cash costs	18.6	13.9	32.2
Cash collateral[1]	—	(29.4)	29.4
Other adjustments	1.2	—	—

Adjusted Free Cash Flow	$149.8	$133.6	$107.1

1.	In connection with the DSS Acquisition, $29.4 million of cash was required to collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings under our ABL facility, and the cash collateral was included within prepaid and other current assets on our Consolidated Balance Sheet at January 3, 2015. After January 3, 2015, additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company and used to repay a portion of our outstanding ABL facility.

The following financial information for the fiscal years ended December 31, 2016 and January 2, 2016 respectively, represents the activity of S&D, Eden, and Aquaterra for such periods. Aquaterra was added to the DSS reporting segment upon its acquisition; following the completion of the Eden Acquisition and the S&D Acquisition, these businesses were added to our DSS reporting segment, which was renamed “Water & Coffee Solutions” to reflect the increased scope of our offering. Other than the change in name, there was no impact on prior period results for this reporting segment:

	For the Year Ended
(in millions of U.S. dollars)	December 31, 2016	January 2, 2016
Revenue, net
Water & Coffee Solutions	$1,452.3	$1,021.1
Less: S&D	(228.0)	—
Less: Eden	(156.9)	—
Less: Aquaterra	(61.2)	—
Water & Coffee Solutions excluding

S&D, Eden, and Aquaterra	$1,006.2	$1,021.1

2016 versus 2015

Revenue increased $291.9 million, or 9.9%, in 2016 from 2015. Excluding the impact of foreign exchange and four additional shipping days in 2015 for DSS, revenue increased $373.4 million, or 12.7% due primarily to the additions of the S&D, Eden, and Aquaterra businesses, partially offset by the product mix shift into contract manufacturing in our traditional business.

2015 versus 2014

Revenue increased $841.2 million, or 40.0%, in 2015 from 2014. Excluding the impact of foreign exchange, the 53rd week in 2014, and four additional shipping days in 2015 for DSS, revenue increased $927.5 million, or 44.7% due primarily to the addition of the DSS business, partially offset by a general market decline in the CSD category in North America and the United Kingdom, the competitive pricing environment in the United Kingdom, and product mix shift into contract manufacturing.

Revenue Results for Reporting Segments

2016 versus 2015

Water & Coffee Solutions revenue increased $431.2 million, or 42.2%, in 2016 from 2015. Excluding the impact of four additional shipping days in 2015 for our DSS business, revenue increased $443.7 million, or 44.0%, due primarily to the incremental revenues from the addition of our S&D, Eden, and Aquaterra businesses.

Cott North America revenue decreased $43.3 million, or 3.3%, in 2016 from 2015. Excluding the impact of foreign exchange, revenue decreased $37.9 million, or 2.8%, due primarily to an overall product mix shift into contract manufacturing and other private label categories and the competitive environment. Revenue associated with contract manufacturing typically does not include a charge for ingredients and packaging as the customer provides these commodities and thus bears the risk of commodity cost increases. This results in revenue growing at a lower rate than increases in volumes.

Cott U.K. revenue decreased $87.2 million, or 15.7%, in 2016 from 2015, due primarily to the post-Brexit adverse foreign exchange impact on the British pound (“GBP”) and the competitive environment. Excluding the impact of foreign exchange, Cott U.K. revenue decreased $27.0 million, or 4.8%, in 2016 from 2015. We expect the competitive environment in the United Kingdom to affect revenues over the next several years as a result of several factors, including commodity cost increases as a result of the devaluation of the GBP relative to the U.S. Dollar and Euro, and narrowed price gaps in the energy drink category and the ceding of market share by large format retailers to small format discount retailers.

All Other revenue decreased $7.1 million, or 12.3%, in 2016 from 2015. Excluding the impact of foreign exchange, revenue decreased $3.7 million, or 6.4%, due primarily to reduced volumes.

2015 versus 2014

Water & Coffee Solutions revenue increased $992.4 million in 2015 from 2014, due primarily to a full year of revenue from our DSS business in 2015 compared to only two weeks of DSS operations in 2014 included in our results.

Cott North America revenue decreased $102.6 million, or 7.2%, in 2015 from 2014. Excluding the impact of foreign exchange and the impact of the 53rd week in 2014, revenue decreased $60.4 million, or 4.3%, due primarily to an overall product mix shift into contract manufacturing and other private label categories and a competitive environment.

Cott U.K. revenue decreased $40.9 million, or 6.8%, in 2015 from 2014, due primarily to the competitive environment. Excluding the impact of foreign exchange and the impact of the 53rd week in 2014, Cott U.K. revenue increased $9.5 million, or 1.6%, due primarily to the addition of our Aimia business, partially offset by the competitive environment in the United Kingdom.

All Other revenue decreased $7.4 million, or 11.4%, in 2015 from 2014, due primarily to the impact of unfavorable foreign exchange rates. Excluding the impact of foreign exchange and the impact of the 53rd week in 2014, revenue decreased $1.2 million, or 1.9%.

Cost of Sales

2016 versus 2015

Cost of sales represented 66.8% of revenue in 2016 compared to 69.6% in 2015. The decrease in cost of sales as a percentage of revenue was due primarily to the addition of the higher gross profit businesses of Eden and Aquaterra and the growth in contract manufacturing, which is a higher margin business.

2015 versus 2014

Cost of sales represented 69.6% of revenue in 2015 compared to 86.9% in 2014. The decrease in cost of sales as a percentage of revenues was due primarily to the addition of the DSS and Aimia businesses, growth in contract manufacturing in Cott North America and cost and efficiency savings.

Gross Profit

2016 versus 2015

Gross profit as a percentage of revenue was 33.2% in 2016 compared to 30.4% in 2015. The increase in gross profit as a percentage of revenue was due primarily to the addition of the Eden and Aquaterra businesses as well as cost and efficiency initiatives in our traditional business, partially offset by unfavorable foreign exchange rates, the competitive landscape within our traditional business and increased operational costs at our DSS business.

2015 versus 2014

Gross profit as a percentage of revenue was 30.4% in 2015 compared to 13.1% in 2014. The increase in gross profit as a percentage of revenue was due primarily to the addition of the higher margin businesses of DSS and Aimia, stable volumes in Cott North America, and cost and efficiency savings, partially offset by the impact of unfavorable foreign exchange rates and the competitive environment in our traditional business.

Selling, General and Administrative Expenses

2016 versus 2015

SG&A expenses in 2016 increased $189.5 million, or 24.7%, from 2015. The increase in SG&A expenses was due primarily to the addition of the S&D, Eden and Aquaterra businesses. As a percentage of revenue, SG&A expenses were 29.6% in 2016 and 26.1% in 2015.

2015 versus 2014

SG&A expenses in 2015 increased $554.9 million, or 259.7%, from 2014. The increase in SG&A expenses was due primarily to the addition of the DSS business. As a percentage of revenue, SG&A expenses were 26.1% in 2015 and 10.2% in 2014.

Acquisition and Integration Expenses

2016 versus 2015

Acquisition and integration expenses include costs directly related to integrating and reorganizing acquired businesses. Acquisition and integration expenses were $27.8 million in 2016 compared to $20.6 million in 2015. The increase in acquisition and integration expenses was due primarily to the transaction costs in connection with the acquisitions of S&D, Eden and Aquaterra. As a percentage of revenue, acquisition and integration expenses were 0.9% in 2016 and 0.7% in 2015.

2015 versus 2014

Acquisition and integration expenses were $20.6 million in 2015 compared to $41.3 million in 2014. The decrease in acquisition and integration expenses was due primarily to the incurrence of a significant portion of the transaction costs in connection with the acquisitions of DSS and Aimia in the prior year. As a percentage of revenue, acquisition and integration expenses were 0.7% in 2015 and 2.0% in 2014.

Operating Income

2016 versus 2015

Operating income was $82.2 million in 2016 compared to operating income of $99.4 million in 2015. Overall, operating income decreased by $17.2 million, or 17.3%, due primarily to increased SG&A expenses and increased acquisition and integration expenses, partially offset by the acquisition of the higher gross profit businesses of Eden and Aquaterra.

2015 versus 2014

Operating income was $99.4 million in 2015 compared to operating income of $15.7 million in 2014. Overall, operating income increased by $83.7 million, or 533.1%, as a result of the addition of the DSS business and the reduction of restructuring and asset impairment charges and acquisition and integration expenses, partially offset by higher SG&A expenses and losses on disposal of property, plant and equipment, net.

Other Expense (Income), Net

2016 versus 2015

Other expense, net was $3.9 million in 2016 compared to other income, net of $9.5 million in 2015. The decrease was due primarily to the reduction of net gains on foreign currency transactions of $9.1 million and unrealized losses on our commodity hedges of $9.8 million, partially offset by realized gains on our commodity hedges of $5.8 million.

2015 versus 2014

Other income, net was $9.5 million in 2015 compared to other expense, net of $21.0 million in 2014. The difference was due primarily to net realized gains on translation of balances denominated in foreign currencies compared to expenses incurred due to the redemption of our 2018 Notes in the prior year.

Interest Expense, Net

2016 versus 2015

Interest expense, net was $124.2 million in 2016 compared to $111.0 million in 2015. The increase was due primarily to interest on our 2024 Notes issued during 2016.

2015 versus 2014

Interest expense, net was $111.0 million in 2015 compared to $39.7 million in 2014. The increase was due primarily to a full year of interest incurred on our 2022 Notes, 2020 Notes and DSS Notes, partially offset by the redemption of $375.0 million of our 2018 Notes.

Income Taxes

2016 versus 2015

Income tax expense was $25.6 million in 2016 compared to income tax benefit of $22.7 million in 2015. The effective income tax rate was (55.8%) in 2016 compared to 1,081.0% in 2015. The effective rate decrease in 2016 was due primarily to the Canadian valuation allowance recorded in the third quarter of 2016 and the U.S. federal valuation allowance recorded in the fourth quarter of 2016. The effective tax rate differs from the Canadian statutory rate primarily due to: the Canadian valuation allowance recorded in the third quarter of 2016 and the U.S. federal valuation allowance recorded in the fourth quarter of 2016; significant permanent differences for which we have recognized a tax benefit; income in tax jurisdictions with lower statutory tax rates than Canada; and losses in tax jurisdictions with existing valuation allowances.

2015 versus 2014

Income tax benefit was $22.7 million compared to $61.4 million in 2014. The difference was due primarily to the recognition of tax benefits in the United States. As a result of the DSS Acquisition, we expect to generate taxable income in the future in the United States and thus are now able to realize tax benefits, such as net operating losses, generated in the United States. For 2015, the effective income tax rate was 1,081.0% compared to 136.4% in 2014. This is due primarily to significant permanent benefits that create additional losses for tax purposes for which we have recognized a benefit during 2015, compared to a relatively lesser amount of pre-tax book income.

Liquidity and Capital Resources

The following table summarizes our cash flows for 2016, 2015 and 2014 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	For the Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
(in millions of U.S. dollars)
Net cash provided by operating activities	$269.8	$254.6	$56.7
Net cash used in investing activities	(1,096.6)	(99.7)	(850.3)
Net cash provided by (used in) financing activities	875.7	(160.1)	835.7
Effect of exchange rate changes on cash	(7.9)	(3.9)	(3.1)

Net increase (decrease) in cash & cash equivalents	41.0	(9.1)	39.0
Cash & cash equivalents, beginning of period	77.1	86.2	47.2

Cash & cash equivalents, end of period	$118.1	$77.1	$86.2

Operating Activities

Cash provided by operating activities was $269.8 million in 2016 compared to $254.6 million in 2015 and $56.7 million in 2014. The $15.2 million increase in 2016 compared to 2015 was due primarily to the timing of accounts receivable receipts and accounts payable payments relative to the prior year period, partially offset by the release of cash collateral held by third parties in the prior year period.

The $197.9 million increase in 2015 compared to 2014 was due primarily to the increase in net income, adjusted for non-cash operating activities, driven by lower acquisition and integration related costs, payment of cash collateral included in prepaid expenses and other current assets, partially offset by reduced inventory balances.

Investing Activities

Cash used in investing activities was $1,096.6 million in 2016 compared to $99.7 million in 2015 and $850.3 million in 2014. The $996.9 million increase in 2016 compared to 2015 was due primarily to the cash used to finance the S&D Acquisition, Eden Acquisition and Aquaterra Acquisition and an increase in purchases of property, plant and equipment, partially offset by cash provided by the receipt of proceeds from the Sale-Leaseback Transaction in the comparable prior year period.

The $750.6 million decrease in 2015 compared to 2014 was due primarily to the reduction in acquisition activity and proceeds received from the Sale-Leaseback Transaction, partially offset by an increase in purchases of property, plant and equipment.

Financing Activities

Cash provided by financing activities was $875.7 million in 2016 compared to cash used in financing activities of $160.1 million in 2015 and cash provided by financing activities of $835.7 million in 2014. The $1,035.8 million increase in cash provided in 2016 compared to 2015 was due primarily to the receipt of the net proceeds from the March 2016 Offering and the June 2016 Offering, proceeds received from the issuance of the 2024 Notes, and an increase in borrowings under our ABL facility net of payments.

The $995.8 million decrease in cash provided in 2015 compared to 2014 was due primarily to 2014 activity relating to the issuance of our 2020 Notes and 2022 Notes, partially offset by the reduction of our ABL facility balance in 2015.

Financial Liquidity

As of December 31, 2016, we had $2,200.7 million of debt and $118.1 million of cash and cash equivalents compared to $1,650.8 million of debt and $77.1 million of cash and cash equivalents as of January 2, 2016.

We believe that our level of resources, which includes cash on hand, available borrowings under our ABL facility and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. The ABL facility and the DSS Notes are secured by substantially all of our assets and those of the respective guarantor subsidiaries. If the ABL facility or the DSS Notes were to become currently due, the lenders or the trustee, as applicable, may have the right to foreclose on such assets subject to the terms of an intercreditor agreement that gives priority to the rights of the ABL lender. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

Our ABL facility and debt capital markets transactions are described under “Debt” below.

On June 29, 2016, we completed the June 2016 Offering for gross proceeds to us of approximately $230.1 million. We incurred $9.2 million of underwriter commissions and $1.1 million in professional fees in connection with the June 2016 Offering. The net proceeds of the June 2016 Offering were used to repay borrowings under our ABL facility, to finance the S&D Acquisition and for general corporate purposes.

On March 9, 2016, we completed the March 2016 Offering for gross proceeds to us of approximately $150.6 million. We incurred $6.0 million of underwriter commissions and $0.8 million in professional fees the March 2016 Offering. The net proceeds of the March 2016 Offering were used to repay borrowings under our ABL facility and for general corporate purposes.

In June 2015, we entered into the Sale-Leaseback Transaction involving five of our manufacturing, production and distribution facilities in North America, pursuant to which we received cash proceeds of $40.1 million, after related transaction expenses, and recorded a gain of $22.6 million.

In May 2015, we completed the 2015 Offering for gross proceeds to us of approximately $150.0 million. We incurred $6.0 million of underwriter commissions and $1.5 million in professional fees in connection with the 2015 Offering. The net proceeds of the 2015 Offering were used to redeem all of the Preferred Shares.

In 2016, we declared a dividend of $0.06 per common share each quarter for an aggregate dividend payment of approximately $31.7 million.

We may, from time to time, depending on market conditions, including without limitation whether our outstanding notes are then trading at a discount to their face amount, repurchase our outstanding notes for cash and/or in exchange for shares of our common shares, warrants, preferred shares, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in aggregate, may be material. However, the covenants in our ABL facility subject such purchases to certain limitations and conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of December 31, 2016.

Contractual Obligations

The following table shows the schedule of future payments under certain contracts, including debt agreements and guarantees, as of December 31, 2016:

		Payments due by period
(in millions of U.S. dollars)	Total	2017	2018	2019	2020	2021	Thereafter
6.750% Senior notes due in 2020	$625.0	$—	$—	$—	$625.0	$—	$—
10.000% Senior notes due in 2021 [1]	350.0	—	—	—	—	350.0	—
5.375% Senior notes due in 2022	525.0	—	—	—	—	—	525.0
5.500% Senior notes due in 2024	474.1	—	—	—	—	—	474.1
ABL facility [2]	207.0	207.0	—	—	—	—	—
GE Term Loan [3]	4.3	2.3	2.0	—	—	—	—
Deferred consideration	0.8	0.8	—	—	—	—	—
Capital leases and other long-term debt	5.9	2.0	1.5	1.3	0.7	0.3	0.1
Interest expense [4]	642.6	132.5	130.1	129.9	92.9	79.6	77.6
Operating leases	388.7	62.8	52.7	43.9	38.5	30.0	160.8
Guarantee purchase equipment	7.0	7.0	—	—	—	—	—
Pension obligations	24.4	3.6	3.3	3.0	2.0	1.9	10.6
Purchase obligations [5]	297.9	250.8	17.6	12.9	6.9	4.5	5.2

Total [6]	$3,552.7	$668.8	$207.2	$191.0	$766.0	$466.3	$1,253.4

1.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes.
2.	The ABL facility is considered a current liability. As of December 31, 2016, we had $207.0 million of outstanding borrowings under the ABL facility.
3.	In January 2008, we entered into a capital lease finance arrangement with General Electric Capital Corporation (“GE Capital”) for the lease of equipment. In September 2013, we purchased the equipment subject to the lease for an aggregate purchase price of $10.7 million, with the financing for such purchase provided by GE Capital at a 5.23% interest rate.
4.	Interest expense includes fixed interest on the 2020 Notes, the 2022 Notes, the DSS Notes, the 2024 Notes, the GE Term Loan, the ABL facility, capital leases and other long-term liabilities. Actual amounts will differ from estimates provided.
5.	Purchase obligations consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.
6.	The contractual obligations table excludes the Company’s ASC 740 uncertain tax positions of $30.6 million because the Company cannot make a reliable estimate as to when such amounts will be settled.

Debt

Our total debt as of December 31, 2016 and January 2, 2016 was as follows:

	December 31, 2016			January 2, 2016
		Unamortized			Unamortized
		Debt Issuance			Debt Issuance
(in millions of U.S. dollars)	Principal	Costs	Net	Principal	Costs	Net
6.750% senior notes due in 2020	$625.0	9.3	$615.7	$625.0	$12.0	$613.0
10.000% senior notes due in 2021 [1]	384.2	—	384.2	390.1	—	390.1
5.375% senior notes due in 2022	525.0	7.1	517.9	525.0	8.2	516.8
5.500% senior notes due in 2024	474.1	9.8	464.3	—	—	—
ABL facility	207.0	—	207.0	122.0	—	122.0
GE Term Loan	4.3	0.2	4.1	6.4	0.4	6.0
Capital leases and other debt financing	7.5	—	7.5	2.9	—	2.9

Total debt	2,227.1	26.4	2,200.7	1,671.4	20.6	1,650.8
Less: Short-term borrowings and current debt:
ABL facility	207.0	—	207.0	122.0	—	122.0

Total short-term borrowings	207.0	—	207.0	122.0	—	122.0
GE Term Loan - current maturities	2.3	—	2.3	2.2	—	2.2
Capital leases and other debt financing - current maturities	3.4	—	3.4	1.2	—	1.2

Total current debt	212.7	—	212.7	125.4	—	125.4

Total long-term debt	$2,014.4	$26.4	$1,988.0	$1,546.0	$20.6	$1,525.4

1.	The outstanding aggregate principal amount of $350.0 million of our DSS Notes was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The effective interest rate is 7.515%. The remaining unamortized premium is $34.2 million and $40.1 million at December 31, 2016 and January 2, 2016, respectively.

Asset-Based Lending Facility

In March 2008, we entered into a credit agreement with JPMorgan Chase Bank N.A. as Agent that created an ABL facility to provide financing for our operations. We have amended and refinanced the ABL facility from time to time and incurred related financing fees, $12.4 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.

As of December 31, 2016, we had $207.0 million of outstanding borrowings under the ABL facility. The commitment fee was 0.375% per annum of the unused commitment, which, taking into account $42.4 million of letters of credit, was $250.6 million as of December 31, 2016. The weighted average effective interest rate at December 31, 2016 on our outstanding LIBOR and Prime loans was 2.3%. The effective interest rates are based on our consolidated leverage ratio.

5.500% Senior Notes due in 2024

On June 30, 2016, we issued €450.0 million (U.S. $474.1 million at the exchange rate in effect on December 31, 2016) of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A and Regulation S under the Securities Act and other applicable laws. The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the Eden Acquisition, we assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of Cott’s U.S., Canadian, U.K. Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the Eden Acquisition and to pay related fees and expenses.

We incurred approximately $10.6 million of financing fees for the issuance of the 2024 Notes and $11.0 million of bridge financing commitment fees and professional fees in connection with the Eden Acquisition. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were recorded in SG&A expenses in our Consolidated Statements of Operations.

5.375% Senior Notes due in 2022

In June 2014, we issued $525.0 million of 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The obligations were issued under an indenture with Wells Fargo Bank, National Association, as trustee. The issuer of the notes is our wholly-owned U.S. subsidiary Cott Beverages Inc. (“CBI”), and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. In May 2015, we exchanged the notes for the 2022 Notes, which are registered under the Securities Act and do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical terms. The interest on the 2022 Notes is payable semi-annually on January 1st and July 1st of each year.

We incurred $9.6 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

10.00% Senior Notes due in 2021

In August 2013, DS Services of America, Inc. (formerly DS Waters of America, Inc.) issued $350.0 million of 10.00% senior secured notes to qualified purchasers in a private placement under Rule 144A and Regulations S under the Securities Act. The obligations were issued under an indenture with Wilmington Trust, National Association, as trustee and as collateral agent. The interest on the notes is payable semi-annually on March 1st and September 1st of each year. In July 2014, the notes were exchanged for notes that are registered under the Securities Act and that do not contain transfer restrictions, registration rights, or additional interest provisions, but otherwise contain identical economic terms (the “DSS Notes”). In connection with the DSS Acquisition, DSS solicited and obtained consent from the holders of the DSS Notes to certain modifications and amendments to the indenture and related security documents and a consent payment of approximately $19.2 million was made. Our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations.

The DSS Notes were recorded at their fair value of $406.0 million as part of the DSS Acquisition. The difference between the fair value and the principal amount of $350.0 million is amortized as a component of interest expense over the remaining contractual term of the DSS Notes. We incurred approximately $26.5 million of consent solicitation fees and bridge financing commitment fees.

6.75% Senior Notes due in 2020

In December 2014, we issued $625.0 million of 6.75% senior notes due January 1, 2020 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The obligations were issued under an indenture with Wells Fargo Bank, National Association, as trustee. The issuer of the notes is our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. In July 2015, we exchanged the notes for the 2020 Notes, which are registered under the Securities Act and do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms. The interest on the 2020 Notes is payable semi-annually on January 1st and July 1st of each year.

We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes. The financing fees are being amortized using the effective interest method over a five-year period, which represents the term to maturity of the 2020 Notes.

8.125% Senior Notes due in 2018

In August 2010, we issued $375.0 million of 2018 Notes. The issuer of the 2018 Notes was our wholly-owned U.S. subsidiary CBI, and most of our North America and U.K. subsidiaries guaranteed the 2018 Notes.

We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes. The financing fees were amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2018 Notes.

In June 2014, we used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million, the write off of approximately $3.0 million in deferred financing fees, and other costs of approximately $0.2 million.

In July 2014, we redeemed the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemptions included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and the write off of approximately $0.8 million in deferred financing fees.

8.375% Senior Notes due in 2017

In November 2009, we issued $215.0 million of 2017 Notes. The 2017 Notes were issued at a $3.1 million discount by our wholly-owned U.S. subsidiary CBI, and most of our North America and U.K. subsidiaries guaranteed the 2017 Notes.

We incurred $5.1 million of financing fees in connection with the 2017 Notes. The financing fees were amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2017 Notes.

In November 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments, the write off of approximately $4.0 million in deferred financing fees and discount charges, and other costs of approximately $0.5 million.

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

Credit Ratings and Covenant Compliance

Credit Ratings

Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates.

As of December 31, 2016, the Company’s credit ratings were as follows:

Credit Ratings
	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B2	B
2020 Notes	B3	B-
DSS Notes	Ba2	BB-
2022 Notes	B3	B-
2024 Notes	B3	B-
Outlook	Stable	Stable

Any downgrade of our credit ratings by either Moody’s or S&P could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all.

Covenant Compliance

Indentures governing our outstanding notes

Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 31, 2016, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $37.5 million. If excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of December 31, 2016.

Issuer Purchases of Equity Securities

During the fourth quarter of 2016, we did not repurchase any of our common shares.

Tax Withholding

During 2016, 408,744 shares (2015—91,934; 2014—156,754) of our previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards.

Capital structure

Since January 2, 2016 equity has increased by $227.9 million. The increase was due primarily to the issuance of common shares in the March 2016 Offering and the June 2016 Offering of $143.8 million and $219.8 million, respectively, partially offset by dividend payments of $31.7 million and distributions to non-controlling interests of $7.6 million.

Dividend payments

Common Share Dividend

The board of directors declared a quarterly dividend of $0.06 per common share in each quarter during 2016 and 2015 for an aggregate dividend payment of approximately $31.7 million and $25.1 million, respectively. Until the second quarter of 2014, the dividend was paid in Canadian dollars. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the board of directors may deem relevant from time to time.

Preferred Share Dividend

The terms of the Preferred Shares required us to pay a quarterly dividend to the holders of the Preferred Shares. Prior to their redemption in June 2015, we paid approximately $5.9 million in dividends to the holders of record of the Preferred Shares.

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

We also adopted the Cott Corporation Dividend Reinvestment Plan in the second quarter of 2015, which allows eligible shareowners to acquire additional common shares via reinvestment of cash dividends paid by Cott.

Recent Accounting Pronouncements

Refer to Note 1 in the Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not trade market risk sensitive instruments.

Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 27.2% of 2016 revenue and 25.3% of 2015 revenue, and are concentrated principally in the United Kingdom, Canada, and Europe. We translate the revenues and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Canadian dollar, pound sterling and Euro for the year ended December 31, 2016, would result in our revenues in 2016 changing by $83.0 million and our gross profit in 2016 changing by $22.4 million. This change would be material to our cash flows and our results of operations.

Our primary exposure to foreign currency exchange rates relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold. In 2016, we entered into foreign currency contracts to hedge some of these currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). We do not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of non-performance by the counterparties, which we minimize by limiting our counterparties to major financial institutions. The fair values of the foreign exchange contracts of $0.1 million are estimated using market quotes. As of December 31, 2016, we had outstanding foreign exchange contracts with notional amounts of $15.3 million.

Debt Obligations and Interest Rates

We have exposure to interest rate risk from the outstanding principal amounts of our short-term borrowings on our ABL facility. Interest rates on our long-term debt are fixed and not subject to interest rate volatility. Our ABL facility is vulnerable to fluctuations in the U.S. short-term base rate and the LIBOR rate. Because we had $207.0 million of ABL borrowings outstanding as of December 31, 2016, a 100 basis point increase in the current per annum interest rate for our ABL facility (excluding the $42.4 million of outstanding letters of credit) would result in additional interest expense of approximately $2.1 million. The weighted average interest rate of our outstanding ABL facility at December 31, 2016 was 2.3%.

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

The information below summarizes our market risks associated with long-term debt obligations as of December 31, 2016. The table presents principal cash flows and related interest rates by year. Interest rates disclosed represent the actual weighted average rates as of December 31, 2016.

	Debt Obligations
	Outstanding debt	Weighted average
(in millions of U.S. dollars, except percentage amounts)	balance	interest rate
Debt maturing in:
2017	$212.7	2.4%
2018	3.6	5.2%
2019	1.4	5.7%
2020	625.7	6.7%
2021	350.1	10.0%
Thereafter	999.4	5.4%

Total	$2,192.9

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As a result, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum for cans and ends, resin for PET, HDPE and polycarbonate bottles, caps and preforms, corn for HFCS, sugar, fruit and fruit concentrates, tea, and green coffee. We manage some of our exposure to this risk through the use of supplier pricing agreements, which enable us to fix the purchase prices for certain commodities, as well as derivative financial instruments. We estimate that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $65 million. This change would be material to our cash flows and our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, and concluded that it was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

We acquired S&D on August 11, 2016 and Eden on August 2, 2016 in purchase business combinations. As discussed in SEC staff interpretive guidance for newly acquired businesses, management has excluded S&D and Eden from its assessment of internal control over financial reporting as of December 31, 2016. S&D and Eden are wholly-owned subsidiaries, whose total assets excluded from management’s assessment represent 6.0% and 6.7%, respectively, and total revenues excluded from management’s assessment represent 7.0% and 4.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors is incorporated by reference to, and will be contained in, the “Election of Directors” section of our definitive proxy circular for the 2017 Annual Meeting of Shareowners, which is expected to be filed within 120 days after December 31, 2016 (the “2017 Proxy Circular”). The information required by this item regarding audit committee financial expert disclosure is incorporated by reference to, and will be contained in, the “Corporate Governance” section of our 2017 Proxy Circular. The information required by this item regarding executive officers appears as the Supplemental Item in Part I. There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

The Audit Committee of our board of directors is an “audit committee” for the purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee charter is posted on our website at www.cott.com. The members of the Audit Committee are Graham Savage (Chairman), Mark Benadiba and Gregory Monahan. As required by the NYSE rules, the board has determined that each member of the Audit Committee is independent, financially literate and that Mr. Savage qualifies as an “audit committee financial expert” within the meaning of the rules of the U.S. Securities and Exchange Commission.

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

Section 16(a) Beneficial ownership reporting compliance

The information required by this item is incorporated by reference to, and will be contained in, the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2017 Proxy Circular.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to, and will be contained in, the “Compensation of Executive Officers” section of our 2017 Proxy Circular.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information required by this item is incorporated by reference to, and will be contained in, the “Principal Shareowners,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” sections of our 2017 Proxy Circular.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to, and will be contained in, the “Certain Relationships and Related Transactions” section of our 2017 Proxy Circular.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to, and will be contained in, the “Independent Registered Certified Public Accounting Firm” section of our 2017 Proxy Circular.

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

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cott Corporation

/S/ JERRY FOWDEN
Jerry Fowden
Chief Executive Officer
Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ JERRY FOWDEN Jerry Fowden Chief Executive Officer, Director (Principal Executive Officer) Date: March 1, 2017	/S/ BETTY JANE HESS Betty Jane Hess Director Date: March 1, 2017

/S/ JAY WELLS Jay Wells Chief Financial Officer (Principal Financial Officer) Date: March 1, 2017	/S/ GREGORY MONAHAN Gregory Monahan Director Date: March 1, 2017

/S/ JASON AUSHER Jason Ausher Chief Accounting Officer (Principal Accounting Officer) Date: March 1, 2017	/S/ MARIO PILOZZI Mario Pilozzi Director Date: March 1, 2017

/S/ DAVID T. GIBBONS David T. Gibbons Chairman, Director Date: March 1, 2017	/S/ ANDREW PROZES Andrew Prozes Director Date: March 1, 2017

/S/ MARK BENADIBA Mark Benadiba Director Date: March 1, 2017	/S/ GRAHAM SAVAGE Graham Savage Director Date: March 1, 2017

/S/ STEPHEN H. HALPERIN Stephen H. Halperin Director Date: March 1, 2017	/S/ ERIC ROSENFELD Eric Rosenfeld Director Date: March 1, 2017

COTT CORPORATION

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Cott Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of equity, and of cash flows present fairly, in all material respects, the financial position of Cott Corporation and its subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded S&D and Eden from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in purchase business combinations during 2016. We have also excluded S&D and Eden from our audit of internal control over financial reporting. S&D and Eden are wholly owned subsidiaries whose total assets excluded from management’s assessment represent 6.0% and 6.7%, respectively, and whose total revenues excluded from management’s assessment represent 7.0% and 4.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 1, 2017

COTT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of U.S. dollars, except share and per share amounts)

	For the Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Revenue, net	$3,235.9	$2,944.0	$2,102.8
Cost of sales	2,161.7	2,048.5	1,826.3

Gross profit	1,074.2	895.5	276.5
Selling, general and administrative expenses	958.1	768.6	213.7
Loss on disposal of property, plant & equipment, net	6.1	6.9	1.7
Restructuring	—	—	2.4
Asset impairments	—	—	1.7
Acquisition and integration expenses	27.8	20.6	41.3

Operating income	82.2	99.4	15.7
Other expense (income), net	3.9	(9.5)	21.0
Interest expense, net	124.2	111.0	39.7

Loss before income taxes	(45.9)	(2.1)	(45.0)
Income tax expense (benefit)	25.6	(22.7)	(61.4)

Net (loss) income	$(71.5)	$20.6	$16.4
Less: Net income attributable to non-controlling interests	6.3	6.1	5.6
Less: Accumulated dividends on convertible preferred shares	—	4.5	0.6
Less: Accumulated dividends on non-convertible preferred shares	—	1.4	0.2
Less: Foreign exchange impact on redemption of preferred shares	—	12.0	—

Net (loss) income attributed to Cott Corporation	$(77.8)	$(3.4)	$10.0

Net (loss) income per common share attributed to Cott Corporation
Basic	$(0.61)	$(0.03)	$0.11
Diluted	(0.61)	(0.03)	0.10
Weighted average outstanding shares (thousands) attributed to Cott Corporation
Basic	128,290	103,037	93,777
Diluted	128,290	103,037	95,900
Dividends declared per common share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions of U.S. dollars)

		For the Year Ended
		December 31,	January 2,	January 3,
		2016	2016	2015
Net (loss) income		$(71.5)	$20.6	$16.4
Other comprehensive (loss) income:
Currency translation adjustment		(42.0)	(23.0)	(29.9)
Pension benefit plan, net of tax	[1]	(4.3)	2.3	(4.0)
Unrealized gain (loss) on derivative instruments, net of tax	[2]	4.6	(4.9)	—

Total other comprehensive loss		(41.7)	(25.6)	(33.9)

Comprehensive loss		$(113.2)	$(5.0)	$(17.5)
Less: Comprehensive income attributable to non-controlling interests		6.3	6.4	5.9
Less: Accumulated dividends on convertible preferred shares		—	4.5	—
Less: Accumulated dividends on non-convertible preferred shares		—	1.4	—
Less: Foreign exchange impact on redemption of preferred shares		—	12.0	—

Comprehensive loss attributed to Cott Corporation		$(119.5)	$(29.3)	$(23.4)

1.	Net of the effect of a $0.3 million tax benefit, $1.0 million tax expense and $0.4 million tax benefit for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.
2.	Net of the effect of a $2.5 million tax benefit for the year ended January 2, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars, except share amounts)

	December 31,	January 2,
	2016	2016
ASSETS
Current assets
Cash & cash equivalents	$118.1	$77.1
Accounts receivable, net of allowance of $8.8 ($9.2 as of January 2, 2016)	403.9	293.3
Inventories	301.4	249.4
Prepaid expenses and other current assets	29.8	18.8

Total current assets	853.2	638.6
Property, plant & equipment, net	929.9	769.8
Goodwill	1,175.4	759.6
Intangible assets, net	939.7	684.1
Deferred tax assets	0.2	7.6
Other long-term assets, net	41.3	27.6

Total assets	$3,939.7	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$207.0	$122.0
Current maturities of long-term debt	5.7	3.4
Accounts payable and accrued liabilities	597.4	437.6

Total current liabilities	810.1	563.0
Long-term debt	1,988.0	1,525.4
Deferred tax liabilities	157.8	76.5
Other long-term liabilities	110.0	76.5

Total liabilities	3,065.9	2,241.4
Commitments and contingencies—Note 18
Equity
Common shares, no par — 138,591,100 shares issued (January 2, 2016 — 109,695,435 shares issued)	909.3	534.7
Additional paid-in-capital	54.2	51.2
Retained earnings	22.9	129.6
Accumulated other comprehensive loss	(117.9)	(76.2)

Total Cott Corporation equity	868.5	639.3
Non-controlling interests	5.3	6.6

Total equity	873.8	645.9

Total liabilities and equity	$3,939.7	$2,887.3

Approved by the Board of Directors:

/s/ Graham Savage

Director

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	For the Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Operating Activities
Net (loss) income	$(71.5)	$20.6	$16.4
Depreciation & amortization	238.7	223.8	110.7
Amortization of financing fees	5.6	4.8	2.5
Amortization of senior notes premium	(5.9)	(5.6)	(0.4)
Share-based compensation expense	9.4	10.3	5.8
Provision (benefit) for deferred income taxes	21.2	(30.4)	(65.8)
Unrealized commodity hedging loss (gain), net	9.8	(1.2)	1.2
Loss on disposal of property, plant & equipment	6.1	6.9	1.7
Write-off of financing fees and discount	—	—	4.1
Asset impairments	—	—	1.7
Other non-cash items	9.2	(8.2)	(0.9)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	18.5	4.5	1.5
Inventories	22.6	6.5	12.9
Prepaid expenses and other current assets	(3.1)	30.8	(25.2)
Other assets	(0.5)	(8.5)	1.7
Accounts payable and accrued liabilities, and other liabilities	12.8	(3.3)	(6.8)
Income taxes recoverable	(3.1)	3.6	(4.4)

Net cash provided by operating activities	269.8	254.6	56.7

Investing Activities
Acquisitions, net of cash received	(959.4)	(24.0)	(798.5)
Additions to property, plant & equipment	(139.8)	(110.8)	(46.7)
Additions to intangible assets	(8.1)	(4.6)	(6.9)
Proceeds from sale of property, plant & equipment and sale-leaseback	8.8	40.9	1.8
Proceeds from insurance recoveries	1.5	—	—
Other investing activities	0.4	(1.2)	—

Net cash used in investing activities	(1,096.6)	(99.7)	(850.3)

Financing Activities
Payments of long-term debt	(3.6)	(3.7)	(393.6)
Issuance of long-term debt	498.7	—	1,150.0
Borrowings under ABL	2,403.2	994.5	959.0
Payments under ABL	(2,320.3)	(1,101.8)	(779.6)
Distributions to non-controlling interests	(7.7)	(8.5)	(8.5)
Issuance of common shares	366.8	143.1	—
Financing fees	(13.5)	(0.6)	(24.0)
Preferred shares repurchased and cancelled	—	(148.8)	—
Common shares repurchased and cancelled	(5.7)	(0.8)	(12.1)
Dividends to common and preferred shareholders	(31.4)	(31.0)	(22.8)
Payment of deferred consideration for acquisitions	(10.8)	(2.5)	(32.4)
Other financing activities	—	—	(0.3)

Net cash provided by (used in) financing activities	875.7	(160.1)	835.7

Effect of exchange rate changes on cash	(7.9)	(3.9)	(3.1)

Net increase (decrease) in cash & cash equivalents	41.0	(9.1)	39.0
Cash & cash equivalents, beginning of period	77.1	86.2	47.2

Cash & cash equivalents, end of period	$118.1	$77.1	$86.2

Supplemental Non-cash Investing and Financing Activities:
Additions to property, plant & equipment through accounts payable and accrued liabilities	$5.4	$5.8	$7.8
Acquisition related deferred consideration	—	—	19.0
Accrued deferred financing fees	0.5	—	1.5
Dividends payable issued through accounts payable and other accrued liabilities	0.3	—	—
Preferred Shares issued as consideration for DSS Acquisition	—	—	148.8
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$125.0	$113.2	$45.5
Cash paid for income taxes, net	3.8	2.8	2.5

The accompanying notes are an integral part of these consolidated financial statements.

COTT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of U.S. dollars, except share amounts)

	Cott Corporation Equity
	Number of				Accumulated
	Common		Additional		Other	Non-
	Shares	Common	Paid-in-	Retained	Comprehensive	Controlling	Total
	(In thousands)	Shares	Capital	Earnings	Loss	Interests	Equity
Balance at December 28, 2013	94,238	$392.8	$44.1	$174.8	$(16.8)	$9.5	$604.4
Common shares repurchased and cancelled	(1,744)	(7.8)	—	(4.3)	—	—	(12.1)
Common shares issued—Equity Incentive Plan	579	3.3	(3.3)	—	—	—	—
Share-based compensation	—	—	5.8	—	—	—	5.8
Common shares dividend	—	—	—	(22.0)	—	—	(22.0)
Distributions to non-controlling interests	—	—	—	—	—	(8.5)	(8.5)
Preferred shares issuance costs	—	—	—	(0.4)	—	—	(0.4)
Comprehensive (loss) income Currency translation adjustment	—	—	—	—	(30.2)	0.3	(29.9)
Pension benefit plan, net of tax	—	—	—	—	(4.0)	—	(4.0)
Preferred shares dividend	—	—	—	(0.8)	—	—	(0.8)
Net income	—	—	—	10.8	—	5.6	16.4

Balance at January 3, 2015	93,073	$388.3	$46.6	$158.1	$(51.0)	$6.9	$548.9

Common shares repurchased and cancelled	(92)	(0.8)	—	—	—	—	(0.8)
Common shares issued—Equity Incentive Plan	488	2.5	(2.0)	—	—	—	0.5
Common shares issued—Equity issuance	16,215	144.6	—	—	—	—	144.6
Common shares issued—Dividend reinvestment plan	11	0.1	—	—	—	—	0.1
Share-based compensation	—	—	10.3	—	—	—	10.3
Common shares dividend	—	—	—	(25.1)	—	—	(25.1)
Redemption of preferred shares	—	—	—	(12.0)	—	—	(12.0)
Distributions to non-controlling interests	—	—	—	—	—	(8.5)	(8.5)
Purchase of subsidiary shares from non-controlling interest	—	—	(3.7)	—	0.7	1.8	(1.2)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(23.3)	0.3	(23.0)
Pension benefit plan, net of tax	—	—	—	—	2.3	—	2.3
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(4.9)	—	(4.9)
Preferred shares dividend	—	—	—	(5.9)	—	—	(5.9)
Net income	—	—	—	14.5	—	6.1	20.6

Balance at January 2, 2016	109,695	$534.7	$51.2	$129.6	$(76.2)	$6.6	$645.9

Cumulative effect adjustment (Note 1)	—	—	—	2.8	—	—	2.8
Common shares repurchased and cancelled	(409)	(5.7)	—	—	—	—	(5.7)

Common shares issued—Equity Incentive Plan	1,327	15.1	(6.2)	—	—	—	8.9
Common shares issued—Equity issuance	27,853	363.6	—	—	—	—	363.6
Common shares issued—Dividend Reinvestment Plan	23	0.3	—	—	—	—	0.3
Common shares issued—Employee Stock Purchase Plan	102	1.3	(0.2)	—	—	—	1.1
Share-based compensation	—	—	9.4	—	—	—	9.4
Common shares dividend	—	—	—	(31.7)	—	—	(31.7)
Distributions to non-controlling interests	—	—	—	—	—	(7.6)	(7.6)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(42.0)	—	(42.0)
Pension benefit plan, net of tax	—	—	—	—	(4.3)	—	(4.3)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	4.6	—	4.6
Net (loss) income	—	—	—	(77.8)	—	6.3	(71.5)

Balance at December 31, 2016	138,591	$909.3	$54.2	$22.9	$(117.9)	$5.3	$873.8

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Description of Business

As used herein, “Cott,” “the Company,” “our Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries. Cott is a diversified beverage company with a leading volume-based national presence in the North America and European home and office delivery (“HOD”) industry for bottled water, a leader in custom coffee roasting and blending of iced tea for the U.S. foodservice industry, and a leader in the production of beverages on behalf of retailers, brand owners and distributors. Our platform reaches over 2.3 million customers or delivery points across North America and Europe supported by strategically located sales and distribution facilities and fleets, as well as wholesalers and distributors. This enables us to efficiently service residences, businesses, restaurant chains, hotels and motels, small and large retailers, and healthcare facilities.

Note 1—Summary of Significant Accounting Policies

Basis of presentation

These Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency, as the majority of our business and the majority of our shareowners are in the United States.

For the year ended January 3, 2015, we had 53 weeks of activity, compared to 52 weeks of activity for the years ended December 31, 2016 and January 2, 2016. The additional week contributed $29.1 million of additional revenue and $1.1 million of additional operating income for the year ended January 3, 2015. In addition, for the year ended January 2, 2016, we had four additional shipping days in our Water & Coffee reporting segment, which we estimate contributed $12.5 million of additional revenue and $0.1 million of additional operating income for the year ended January 2, 2016.

At the beginning of 2016, our business operated through four reporting segments: DSS, Cott North America, Cott United Kingdom (“Cott U.K.”) and All Other (which includes our Mexico and Royal Crown International (“RCI”) operating segments).

During the first quarter of 2016, we completed the Aquaterra Acquisition followed by the S&D Acquisition and the Eden Acquisition (as each term is defined below) in the third quarter of 2016. These businesses were added to our DSS reporting segment, which was then renamed “Water & Coffee Solutions” to reflect the increased scope of our offering. Other than the change in name, there was no impact on prior period results for this reporting segment. The Water & Coffee Solutions reporting segment provides bottled water, coffee and water filtration services to customers in North America, Europe, and Israel. Water & Coffee Solutions products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment. We refer to our Cott North America, Cott U.K. and All Other reporting segments together as our “traditional business.” Our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

Basis of consolidation

The Consolidated Financial Statements include our accounts, our wholly-owned and majority-owned subsidiaries and joint ventures that we control. All intercompany transactions and accounts have been eliminated in consolidation.

Estimates

The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Consolidated Financial Statements include estimates and assumptions that, in the opinion of management, were significant to the underlying amounts representing the future valuation of intangible assets, long-lived assets and goodwill, realization of deferred income tax assets and the resolution of tax contingencies.

Changes in presentation

Certain prior year amounts have been reclassified to conform to current year presentation. We segregated intangible assets, net and other long-term assets, net into two separate line items on the Consolidated Balance Sheets. These assets were previously presented in the aggregate on the Consolidated Balance Sheets. We also segregated unrealized commodity hedging loss (gain), net on the Consolidated Statements of Cash Flows, which was previously presented in other non-cash items. We also reclassified income taxes recoverable to prepaid expenses and other current assets on the Consolidated Balance Sheets.

Revenue recognition

We recognize revenue, net of sales returns, when ownership passes to customers for products manufactured in our own plants and/or by third-parties on our behalf, and when prices to our customers are fixed or determinable and collection is reasonably assured. This may be upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue. Although we occasionally accept returns of products from our customers, historically returns have not been material.

We also recognize rental income on filtration, brewers and dispensing equipment at customer locations based on the terms of the related rental agreements, which are generally measured based on 28-day periods. Amounts billed to customers for rental in future periods are deferred and included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Sales incentives

We participate in various incentive programs with our customers, including volume-based incentives, contractual rebates and promotional allowances. Volume incentives are based on our customers achieving volume targets for a period of time. Volume incentives and contractual rebates are deducted from revenue and accrued as the incentives are earned and are based on management’s estimate of the total the customer is expected to earn and claim. Promotional allowances are accrued at the time of revenue recognition and are deducted from revenue based on either the volume shipped or the volume sold at the retailer location, depending on the terms of the allowance. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals and revenues accordingly.

Cost of sales

We record costs associated with the manufacturing of our products in costs of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Costs incurred in shipment of products from our production facilities to customer locations are also reflected in cost of sales, with the exception of shipping and handling costs incurred to deliver products from our Water & Coffee Solutions reporting segment branch locations to the end-user consumer of those products, which are recorded in selling, general and administrative (“SG&A”) expenses. These shipping and handling costs were $360.4 million, $281.9 million, and $10.6 million for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Selling, general and administrative expenses

We record all other expenses not charged to production as SG&A expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of SG&A expenses. Advertising costs are not significant to any reporting segment other than Water & Coffee Solutions. Advertising costs expensed were approximately $20.8 million, $18.0 million, and $0.4 million for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

Share-based compensation

We have in effect equity incentive plans under which Time-based RSUs, Performance-based RSUs, non-qualified stock options and director share awards have been granted (as such terms are defined in Note 7 of the Consolidated Financial Statements). Share-based compensation expense for all share-based compensation awards is based on the grant-date fair value. We recognized these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. No estimated forfeitures were included in the calculation of share-based compensation expense for the years 2016, 2015 and 2014. The fair value of the Company’s Time-based RSUs, Performance-based RSUs and director share awards are based on the closing market price of its common shares on the date of grant as stated on the NYSE. We estimate the fair value of non-qualified options as of the date of grant using the Black-Scholes option pricing model. This model considers, among other factors, the expected life of the award, the expected volatility of the Company’s share price, and expected dividends. The Company records share-based compensation expense in SG&A expenses.

All excess tax benefits and tax deficiencies related to share-based compensation are recognized in results of operations at settlement or expiration of the award. The excess tax benefit or deficiency is calculated as the difference between the grant date price and the price of our common shares on the vesting or exercise date.

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

Customer deposits

The Company generally collects deposits on three- and five-gallon bottles used by its HOD customers. Such deposits are refunded only after customers return such bottles in satisfactory condition. The associated bottle deposit liability is estimated based on the number of water customers, average consumption and return rates and bottle deposit market rates. The Company analyzes these assumptions quarterly and adjusts the bottle deposit liability as necessary.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is allocated between cost of sales and SG&A expenses and is determined using the straight-line method over the estimated useful lives of the assets.

Leasehold improvements are amortized using the straight-line method over the remaining life of the lease or useful life of the asset, whichever is shorter. Maintenance and repairs are charged to operating expense when incurred.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually.

The following table summarizes our goodwill on a reporting segment basis as of December 31, 2016 and January 2, 2016:

	Reporting Segment
(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Total
Balance January 3, 2015	$556.9	$123.7	$58.5	$4.5	$743.6
Goodwill acquired during the year	4.7	—	—	—	4.7
Adjustments [1]	17.5	—	—	—	17.5
Foreign exchange	—	(3.7)	(2.5)	—	(6.2)

Balance January 2, 2016	$579.1	$120.0	$56.0	$4.5	$759.6
Goodwill acquired during the year	440.9	—	—	—	440.9
Foreign exchange	(16.4)	0.5	(9.2)	—	(25.1)

Balance December 31, 2016	$1,003.6	$120.5	$46.8	$4.5	$1,175.4

1.	During the fiscal year ended January 2, 2016, we recorded adjustments to goodwill allocated to the Water & Coffee Solutions segment in connection with the DSS Acquisition (as such term is defined below) (see Note 2 to the Consolidated Financial Statements).

Cott operates through five operating segments: Water & Coffee Solutions, Cott North America, Cott U.K., RCI and Mexico. Water & Coffee Solutions, Cott North America and Cott U.K. are also reportable segments and RCI and Mexico are combined and disclosed in the All Other category. We test goodwill for impairment at least annually in the fourth quarter, based on our reporting unit carrying values, calculated as total assets less interest bearing liabilities, as of the end of the third quarter, or more frequently if we determine a triggering event has occurred during the year. Any impairment loss is recognized in our results of operations. We evaluate goodwill for impairment on a reporting unit basis, which is an operating segment or a level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. For the purpose of testing goodwill for impairment in 2016, we have determined our reporting units are DSS, Eden, S&D, Cott North America, Core U.K., Aimia, and RCI. DSS, Eden and S&D are components of the Water & Coffee Solutions operating segment. Eden and S&D were acquired in August 2016, and DSS was acquired in December 2014 (see Note 2 to the Consolidated Financial Statements). Core U.K. and Aimia are components of the Cott U.K. operating segment. Aimia was acquired in May 2014 (see Note 2 to the Consolidated Financial Statements).

As of the end of the third quarter of 2016, we re-aligned our reporting unit structure within the Cott U.K. operating segment as a result of the Calypso Soft Drinks business being absorbed into the operations of Core U.K. Due to the change in reporting unit structure, we performed a quantitative goodwill impairment test on our Calypso Soft Drinks reporting unit as of the end of the third quarter. The assumptions used in the valuation of the reporting unit include a terminal growth rate of 1.0%, and a discount rate of 12.5%. The test did not result in an impairment charge and the assets and liabilities of Calypso Soft Drinks, including goodwill, are now included in the discrete financial information of our Core U.K. reporting unit.

We had goodwill of $1,175.4 million on our balance sheet at December 31, 2016, which represents amounts for the DSS, Eden, S&D, Cott North America, Core U.K., Aimia and RCI reporting units.

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

For purposes of the 2016 annual test, we elected to perform a qualitative assessment for our Core U.K., RCI and Aimia reporting units. In performing these assessments, management relied on a number of factors including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors that would have a negative effect on earnings and cash flows, overall financial performance compared with forecasted projections in prior periods, and other relevant reporting unit events, the impact of which are all significant judgments and estimates. Based on these factors, management concluded that it was more likely than not that the fair values of the Core U.K., RCI and Aimia reporting units were greater than their respective carrying amount, including goodwill, indicating no impairment. Goodwill allocated to the Core U.K., RCI and Aimia reporting units as of December 31, 2016 is $6.6 million, $4.5 million and $40.2 million, respectively.

For the DSS and Cott North America reporting units, we elected to bypass the qualitative assessment and performed a quantitative analysis due to the decline in 2016 projected operating results for DSS and an overall carbonated soft drink (“CSD”) industry decline impacting the Cott North America reporting unit. We determined the fair value of each reporting unit being evaluated using a mix of the income approach (which is based on the discounted cash flows of the reporting unit) and the guideline public company approach, and in the case of the DSS quantitative assessment, we also considered the guideline transactions method. We believe using a combination of these approaches provides a more accurate valuation because it incorporates the expected cash generation of the Company in addition to how a third-party market participant would value the reporting unit. As the business is assumed to continue in perpetuity, the discounted future cash flows includes a terminal value. Critical assumptions used in our 2016 valuation of the reporting units include the weighted-average terminal growth rates of 2.5% and 1.0% for our DSS and Cott North America reporting units, respectively, and discount rates of 9.0% and 8.0%, respectively. The terminal growth rate assumption incorporated into the discounted cash flow calculation reflects our long-term view of the market and industry, projected changes in the sale of our products, pricing of such products and operating profit margins. The discount rate was determined using various factors and sensitive assumptions, including bond yields, size premiums and tax rates. This rate was based on the weighted average cost of capital a market participant would use if evaluating the reporting unit as an investment. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data.

Based on the quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, we noted that the estimated fair values of the DSS and Cott North America reporting units exceeded their carrying values by approximately 7.1% and 35.2%, respectively. Therefore, a second step analysis was not required and no goodwill impairment charges were recorded in the fourth quarter ended December 31, 2016. If actual operating results in future periods are less than currently projected for DSS or if the impact to the Cott North America reporting unit resulting from the decline in the CSD industry is larger than anticipated, goodwill allocated to these reporting units could be impaired at a future date. Goodwill allocated to the DSS and Cott North America reporting units as of December 31, 2016 are $603.8 million and $120.5 million, respectively.

For the Eden and S&D reporting units, we did not perform a qualitative or quantitative assessment as the underlying net assets of both reporting units were acquired in the third quarter of 2016 and there was no indication of changes to the business environment or the operations of the reporting units that would cause us to conclude that it was more likely than not that the fair values of the Eden and S&D reporting units were less than their carrying amounts, including goodwill. Goodwill allocated to the Eden and S&D reporting units as of December 31, 2016 is $282.7 million, and $117.1 million, respectively.

Each year during the fourth quarter, we re-evaluate the assumptions used in our assessments, such as revenue growth rates, operating profit margins and discount rates, to reflect any significant changes in the business environment that could materially affect the fair value of our reporting units. Based on the evaluations performed in 2016, we determined that the fair value of each of our reporting units exceeded their carrying amounts.

Intangible assets

As of December 31, 2016, our intangible assets subject to amortization, net of accumulated amortization were $637.6 million, consisting principally of $596.7 million of customer relationships that arose from acquisitions, $32.5 million of information technology assets, and $3.7 million of trademarks. Customer relationships are typically amortized on an accelerated straight-line basis for the period over which we expect to receive the economic benefits. With the S&D Acquisition, Eden Acquisition, and Aquaterra Acquisition, the acquired customer relationships are amortized over the expected remaining useful life of those relationships on a basis that reflects the pattern of realization of the estimated undiscounted after-tax cash flows. We review the estimated useful life of these intangible assets annually, unless a review is required more frequently due a triggering event, such as a loss of a significant customer. Our review of the estimated useful life takes into consideration the specific net cash flows related to the intangible asset. The permanent loss of, or significant decline in sales to customers included in the intangible asset would result in either an impairment in the value of the intangible asset or an accelerated amortization of any remaining value and could lead to an impairment of the fixed assets that were used to service that customer. In 2016, we recorded $11.4 million in customer relationships acquired with the Aquaterra Acquisition, $134.1 million in customer relationships acquired with the Eden Acquisition, and $113.7 million in customer relationships acquired with the S&D Acquisition. In 2014, we recorded $219.8 million of customer relationships acquired with the DSS Acquisition and $76.5 million of customer relationships acquired with the Aimia Acquisition (as defined below). We did not record impairment charges for other intangible assets in 2016, 2015 or 2014.

Our intangible assets with indefinite lives relate to the 2001 acquisition of intellectual property from Royal Crown Company, Inc., and include the right to manufacture our concentrates, with all related inventions, processes, technologies, technical and manufacturing information, know-how and the use of the Royal Crown brand outside of North America and Mexico (the “Rights”); trademarks acquired in the DSS Acquisition (the “DSS Trademarks”); trademarks acquired in the Eden Acquisition (the “Eden Trademarks”), and trademarks acquired in the Aquaterra Acquisition (the “Aquaterra Trademarks”). These assets have an aggregate net book value of $302.1 million. Prior to 2001, we paid a volume based royalty to the Royal Crown Company for purchase of concentrates. There are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible.

The life of the Rights, DSS Trademarks, Eden Trademarks, and Aquaterra Trademarks are considered to be indefinite and therefore these intangible assets are not amortized. Rather they are tested for impairment at least annually or more frequently if we determine a triggering event has occurred during the year. We compare the carrying amount of the intangible asset to its fair value and when the carrying amount is greater than the fair value, we recognize in income an impairment loss. During the fourth quarter of 2016, we tested the Rights and DSS Trademarks for impairment. The Eden Trademarks and Aquaterra Trademarks were acquired in 2016 and since we noted no changes to the business environment, operations or use of the trademarks, we did not perform an impairment test.

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

To determine fair value of the DSS Trademarks, we use a relief from royalty method of the income approach, which calculates a fair value royalty rate that is applied to DSS revenue forecasts adjusted to exclude private label sales. The resulting cash flows are discounted using a rate to reflect the risk of achieving the projected royalty savings attributable to the DSS Trademarks. The assumptions used to estimate the fair value of the DSS Trademarks are subjective and require significant management judgment, including estimated future revenues, the fair value royalty rate (which is estimated to be a reasonable market royalty charge that would be charged by a licensor of the trademarks) and the risk adjusted discount rate. Based on our impairment test, the estimated fair value of the DSS Trademarks exceeded the carrying value by approximately 2.6%. If actual revenues excluding private label sales in future periods are less than currently projected for DSS, the DSS Trademarks could be impaired

Impairment and disposal of long-lived assets

When adverse events occur, we compare the carrying amount of long-lived assets to the estimated undiscounted future cash flows at the lowest level of independent cash flows for the group of long-lived assets and recognize any impairment loss in the Consolidated Statements of Operations, taking into consideration the timing of testing and the asset’s remaining useful life. The expected life and value of these long-lived assets is based on an evaluation of the competitive environment, history and future prospects as appropriate. As part of restructuring activities during 2014, we recorded impairments of long-lived assets of $1.0 million, which were recorded as a component of asset impairments in our Consolidated Statements of Operations. We did not record impairments of long-lived assets in 2016 or 2015. As part of normal business operations, we identify long-lived assets that are no longer productive and are disposed. Losses on disposals of assets are presented separately in our Consolidated Statements of Operations as part of operating income. We recognized losses on disposal of property, plant & equipment, net of $6.1 million for the year ended December 31, 2016 ($6.9 million—January 2, 2016; $1.7 million—January 3, 2015).

Derivative financial instruments

We use derivative financial instruments to manage our exposure to movements in foreign currencies and certain commodity prices. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. We manage credit risk related to the derivative financial instruments by requiring high credit standards for our counterparties and periodic settlements. Refer to Note 19 to the Consolidated Financial Statements for further information on our derivative financial instruments.

Foreign currency translation

The assets and liabilities of non-U.S. active operations, all of which are self-sustaining, are translated to U.S. dollars at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average monthly exchange rates prevailing during the period. The resulting gains or losses are recorded in accumulated other comprehensive loss.

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases, using currently enacted income tax rates. A valuation allowance is established to reduce deferred income tax assets if, on the basis of available evidence, it is not more likely than not that all or a portion of any deferred tax assets will be realized. The consideration of available evidence requires significant management judgment including an assessment of the future periods in which the deferred tax assets and liabilities are expected to be realized and projections of future taxable income. We classify interest and income tax penalties as income tax expense (benefit).

The ultimate realization of the deferred tax assets, related to net operating losses, is dependent upon the generation of future taxable income during the periods prior to their expiration. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax assets may not be recoverable, which may result in an increase to our valuation allowance that will impact current earnings.

We account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, based on the technical merits. The second step requires management to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations, and we include accrued interest and penalties within the income tax payable or receivable line in the Consolidated Balance Sheets.

Pension costs

We record annual amounts relating to defined benefit pension plans based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return on plan assets depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return on plan assets, changes in the level of contributions to the plans and other factors. The funded status is the difference between the fair value of plan assets and the benefit obligation. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

Recently adopted accounting pronouncements

Update ASU 2014-15 – Presentation of Financial Statements – Going Concern (Topic 205)

In August 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding presentation of financial statements, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances, such as the existence of substantial doubt. We are required to evaluate going concern uncertainties at each annual and interim reporting period, considering the entity’s ability to continue as a going concern within one year after the issuance date. This guidance was effective for us on December 31, 2016. The adoption of this standard did not have an impact on our Consolidated Financial Statements.

Update ASU 2016-09 – Compensation—Stock Compensation (Topic 718)

In March 2016, the FASB amended its guidance to simplify several areas of accounting for share-based compensation arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the Consolidated Statements of Cash Flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the Consolidated Statements of Cash Flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt this standard in the fourth quarter of fiscal 2016, effective as of the beginning of the Company’s fiscal year, January 3, 2016. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements. Amendments requiring the recognition of excess tax benefits and tax deficiencies within the Consolidated Statements of Operations were adopted prospectively and resulted in the recognition of $2.8 million of excess tax benefits within income tax expense. This change could create volatility in the Company’s effective tax rate in future periods. Amendments removing the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable and instead record the benefit when it arises, subject to normal valuation allowance considerations, were adopted using a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings of $2.8 million. The Company has elected to account for forfeitures as they occur, this policy was adopted using a modified retrospective approach. The modified retrospective approach did not result in a cumulative effect adjustment to opening retained earnings, as our estimated forfeiture rate in current and prior years was zero. Amendments related to presentation within the Consolidated Statements of Cash Flows were applied retrospectively, and resulted in no changes to financing and operating activities for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015.

Update ASU 2016-15 – Statement of Cash Flows (Topic 230)

In August 2016, the FASB issued an update to its guidance on the classification and presentation of certain cash receipts and cash payments in the statement of cash flows. This update addresses specific issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. This guidance will be applied either prospectively or using a retrospective transition method, depending on the practicality of application. We have early adopted the amendments in this update during the fourth quarter of 2016 using a retrospective transition method, noting no changes to the classification and presentation of cash receipts and cash payments in the statement of cash flows.

Update ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB amended its guidance on the presentation of changes in cash, cash equivalents, and restricted cash in the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. We have early adopted the amendments in this update during the fourth quarter of 2016 using a retrospective transition method, noting no changes to the historical presentation of changes in cash and cash equivalents and restricted cash in the statement of cash flows.

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

Update ASU 2017-01 – Business Combination (Topic 805)

In January 2017, the FASB amended its guidance regarding business combinations. The amendment clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide an analysis of fair value of assets acquired to determine when a set is not a business, and uses more stringent criteria related to inputs, substantive process, and outputs to determine if a business exists. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied prospectively on or after the effective date with no requirement for disclosures at transition. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.

Update ASU 2017-04 – Intangibles—Goodwill and Other (Topic 350)

In January 2017, the FASB amended its guidance regarding goodwill impairment. The amendments remove certain conditions of the goodwill impairment test and simplify the computation of impairment. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for any tests performed after January 1, 2017. The amendments in this update should be applied prospectively, with disclosure required as to the nature of and reason for the change in accounting principle upon transition. We are currently assessing the impact of adoption of this standard on our Consolidated Financial Statements.

Note 2—Acquisitions

S&D Acquisition

On August 11, 2016 (the “S&D Acquisition Date”), the Company acquired 100% of the outstanding stock of S&D Coffee Holding Company (“Holdings”) and 100% of the outstanding membership interests of Arabica, L.L.C. (“Arabica”) pursuant to a Stock and Membership Interest Purchase Agreement dated August 3, 2016 (the “S&D Acquisition”). Holdings is the parent company of S. & D. Coffee, Inc. (“S&D”), a premium coffee roaster and provider of customized coffee, tea and extract solutions, and Arabica owns real estate that it leases to S&D. The initial purchase price paid by the Company in the S&D Acquisition was $354.1 million on a debt- and cash-free basis. Customary post-closing working capital adjustments were resolved in January 2017 by the payment of $0.5 million from the former owners of S&D to the Company. The S&D Acquisition was funded through a combination of incremental borrowings under the Company’s asset-based lending facility (“ABL facility”) and proceeds from our June 2016 Offering (defined below).

The total consideration paid by Cott in the S&D Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$232.1
Cash paid on behalf of sellers for sellers’ transaction expenses	84.2
Cash paid to retire outstanding debt on behalf of sellers	37.8
Working capital settlement	(0.5)

Total consideration	$353.6

The S&D Acquisition supports the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as expanding the Company’s existing coffee and tea categories. The Company has accounted for this transaction as a business combination which requires that assets acquired and liabilities assumed be measured at their acquisition date fair values.

The adjusted purchase price of $353.6 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the S&D Acquisition Date. The excess of the adjusted purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments were recorded during the year ended

December 31, 2016, primarily for adjustments per preliminary valuations to certain assets and liabilities existing at the S&D Acquisition Date. These measurement period adjustments did not have a material effect on our results of operations in prior periods. The results of operations of S&D have been included in our operating results since the S&D Acquisition Date.

The table below summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the S&D Acquisition:

(in millions of U.S. dollars)	Acquired Value	Adjustments	As reported at December 31, 2016
Cash	$1.7	$—	$1.7
Accounts receivable	49.8	1.6	51.4
Inventory	61.0	1.5	62.5
Prepaid expenses and other assets	2.3	—	2.3
Property, plant & equipment	94.6	(1.7)	92.9
Goodwill	127.5	(10.4)	117.1
Intangible assets	111.9	7.1	119.0
Other assets	2.2	—	2.2
Accounts payable and accrued liabilities	(44.9)	(1.8)	(46.7)
Deferred tax liabilities	(51.5)	8.2	(43.3)
Other long-term liabilities	(0.5)	(5.0)	(5.5)

Total	$354.1	$(0.5)	$353.6

The fair values of acquired property, plant & equipment and deferred taxes are provisional pending validation and receipt of the final valuations for those assets. In addition, consideration for potential loss contingencies, including uncertain tax positions, are still under review.

The amount of revenues and net loss related to the S&D Acquisition included in the Company’s Consolidated Statements of Operations for the period from the S&D Acquisition Date through December 31, 2016 were $228.0 million and $2.8 million, respectively. During the year ended December 31, 2016, the Company incurred $3.5 million of acquisition-related costs associated with the S&D Acquisition, which are included in acquisition and integration expenses in the Consolidated Statements of Operations. In connection with the S&D Acquisition, the Company granted 416,951 common shares to certain S&D employees which were fully vested upon issuance and had an aggregate grant date fair value of approximately $7.1 million.

Eden Acquisition

On August 2, 2016 (the “Eden Acquisition Date”), the Company acquired the sole issued and outstanding share capital of Hydra Dutch Holdings 1 B.V., the indirect parent company of Eden Springs Europe B.V., a leading provider of water and coffee solutions in Europe (“Eden”), pursuant to a Share Purchase Agreement dated June 7, 2016 (the “Eden Acquisition”). The initial purchase price paid by the Company was €517.9 million (U.S. $578.5 million at the exchange rate in effect on the Eden Acquisition Date), which represented the €470.0 million stated purchase price, €17.5 million of cash on hand, estimated working capital of €15.4 million, and other items of €15.0 million, paid at closing in cash. The initial purchase price was subject to adjustments upon the determination of actual working capital, net indebtedness and certain transaction related expenses, and these adjustment were resolved in January 2017 by the payment of €2.0 million (U.S. $2.2 million at the exchange rate in effect on the date of payment) made by the former owners of Eden to the Company. The Eden Acquisition was ultimately funded through a combination of proceeds from the issuance of €450 million (U.S. $474.1 million at the exchange rate in effect on December 31, 2016) of 5.50% senior notes due July 1, 2024 (“2024 Notes”) and cash on hand.

The total consideration paid by Cott in the Eden Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$86.5
Cash paid on behalf of sellers to retire outstanding indebtedness	420.2
Cash paid to retire sellers financing payables, net	71.8
Working capital settlement	(2.2)

Total consideration	$576.3

The Eden Acquisition supports the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as the Company’s continuing strategy to acquire higher margin HOD bottled water and coffee and tea categories. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The adjusted purchase price of $576.3 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the Eden Acquisition Date. The excess of the adjusted purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments were recorded during the year ended December 31, 2016, primarily for adjustments per preliminary valuations to certain assets and liabilities existing at the Eden Acquisition Date. These measurement period adjustments did not have a material effect on our results of operations in prior periods. The results of operations of Eden have been included in our operating results since the Eden Acquisition Date.

The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed:

			As reported at
(in millions of U.S. dollars)	Acquired Value	Adjustments	December 31, 2016
Cash & cash equivalents	$19.6	$—	$19.6
Accounts receivable	104.3	(8.9)	95.4
Inventories	23.7	(6.0)	17.7
Prepaid expenses and other current assets	7.3	(1.1)	6.2
Property, plant & equipment	98.4	8.7	107.1
Goodwill	277.2	22.5	299.7
Intangible assets	219.2	(6.0)	213.2
Other assets	8.0	(5.2)	2.8
Deferred tax assets	18.2	1.3	19.5
Current maturities of long-term debt	(2.7)	—	(2.7)
Accounts payable and accrued liabilities	(129.5)	1.2	(128.3)
Long-term debt	(3.1)	—	(3.1)
Deferred tax liabilities	(55.1)	5.6	(49.5)
Other long-term liabilities	(7.0)	(14.3)	(21.3)

Total	$578.5	$(2.2)	$576.3

The fair values of acquired property, plant & equipment, customer relationships, and deferred taxes are provisional pending validation and receipt of the final valuations for those assets. In addition, consideration for potential loss contingencies, including uncertain tax positions, are still under review.

The amount of revenues and net loss related to the Eden Acquisition included in the Company’s Consolidated Statements of Operations for the period from the Eden Acquisition Date through December 31, 2016 were $156.9 million and $14.4 million, respectively. During the year ended December 31, 2016, the Company incurred $13.5 million of acquisition-related costs associated with the Eden Acquisition, which are included in acquisition and integration expenses in the Consolidated Statements of Operations.

Aquaterra Acquisition

On January 4, 2016 (the “Aquaterra Acquisition Date”), the Company acquired 100% of the share capital of Aquaterra Corporation (“Aquaterra”) pursuant to a Share Purchase Agreement dated December 7, 2015 (the “Aquaterra Acquisition”). Aquaterra operates a Canadian direct-to-consumer HOD bottled water and office coffee services business. The aggregate purchase price paid by the Company in the Aquaterra Acquisition was C$61.2 million (U.S. $44.0 million at the exchange rate in effect on the Aquaterra Acquisition Date). The purchase price was paid at closing in cash and was subject to a customary post-closing working capital adjustment. The post-closing adjustment was completed in May 2016 and resulted in the payment of $0.5 million by the former owners of Aquaterra to the Company.

This acquisition supports the Company’s strategy to become a more diversified beverage provider across multiple channels and geographies, as well as the Company’s strategy to acquire higher margin HOD bottled water and coffee and tea services categories. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The adjusted purchase consideration of $44.0 million was allocated to the assets acquired and liabilities assumed based on their fair values as of the Aquaterra Acquisition Date. An allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates of their fair values as of the Aquaterra Acquisition Date.

The table below presents the purchase price allocation of the Aquaterra Acquisition Date fair values of the assets acquired and the liabilities assumed and shows the allocation after the post-closing adjustment:

			As reported at
(in millions of U.S. dollars)	Acquired Value	Adjustments	December 31, 2016
Cash	$1.3	$—	$1.3
Accounts receivable	6.2	0.9	7.1
Inventories	2.1	—	2.1
Prepaid expenses and other current assets	1.3	(0.9)	0.4
Property, plant & equipment	13.4	(1.1)	12.3
Goodwill	19.2	2.0	21.2
Intangible assets	16.6	(0.8)	15.8
Other assets	0.8	—	0.8
Accounts payable and accrued liabilities	(15.8)	(0.5)	(16.3)
Long-term debt	(0.3)	(0.1)	(0.4)
Other long-term liabilities	(0.3)	—	(0.3)

Total	$44.5	$(0.5)	$44.0

The amount of revenues and net income related to the Aquaterra Acquisition included in the Company’s Consolidated Statements of Operations for the period from the Aquaterra Acquisition Date through December 31, 2016 were $61.2 million and $1.1 million, respectively. During the year ended December 31, 2016, the Company incurred $1.3 million of acquisition-related costs associated with the Aquaterra Acquisition, which are included in acquisition and integration expenses in the Consolidated Statements of Operations.

DSS Acquisition

On December 12, 2014 (the “DSS Acquisition Date”), the Company completed the acquisition of DSS Group, Inc. (“DSS Group”), parent company to DS Services of America, Inc., a leading bottled water and coffee direct-to-consumer services provider in the United States (the “DSS Acquisition”). The DSS Acquisition was consummated pursuant to an Agreement and Plan of Merger (the “DSS Merger Agreement”) dated November 6, 2014. Aggregate consideration was approximately $1.246 billion paid through a combination of incremental borrowings under the ABL facility of $180.0 million, the issuance of $625.0 million of our 6.75% senior notes due January 1, 2020, assumption of existing $350.0 million senior notes due 2021 originally issued by DSS, the issuance of Series A Convertible First Preferred Shares (the “Convertible Preferred Shares”), having an aggregate value of approximately $116.1 million and Series B Non-Convertible First Preferred Shares (the “Non-Convertible Preferred Shares” and together with the Convertible Preferred Shares, the “Preferred Shares”), having an aggregate value of approximately $32.7 million. Pursuant to the terms and conditions set forth in the Merger Agreement, a portion of the aggregate consideration was held in escrow to secure the indemnification obligations of DSS’s former security holders under the Merger Agreement. The Company amended its existing ABL facility in connection with the acquisition to increase the amount of borrowings available thereunder.

The total cash and stock consideration paid by us in the DSS Acquisition is summarized below:

(in millions of U.S. dollars)
Cash paid to sellers	$449.7
Working capital adjustment	11.4
Cash paid on behalf of sellers for sellers expenses	25.3
Cash paid to retire term loan on behalf of sellers	317.3
Convertible Preferred Shares	116.1
Non-Convertible Preferred Shares	32.7

Total cash and stock consideration	$952.5

The estimated merger consideration was subject to adjustment upon the determination of actual working capital, net indebtedness and certain transaction related expenses, which adjustment was resolved in July 2015 by the payment by the Company of $11.4 million to the former security holders of DSS.

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

The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance. The purchase price consideration of $952.5 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the DSS Acquisition Date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Measurement period adjustments were recorded during the year ended January 2, 2016, primarily for provisional adjustments to certain assets and liabilities existing at the DSS Acquisition Date. Included as part of these adjustments to the initial purchase price allocation is the correction of $6.2 million of certain balance sheet classification errors previously identified at January 3, 2015. The results of operations of DSS have been included in our operating results beginning as of the DSS Acquisition Date.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the DSS Acquisition.

(in millions of U.S. dollars)	Acquired Value
Cash and cash equivalents	$74.5
Accounts receivable	102.6
Inventories	46.4
Prepaid expenses and other current assets	8.8
Deferred income taxes	3.7
Property, plant & equipment	390.0
Goodwill	574.4
Intangible assets	409.0
Other assets	25.0
Accounts payable and accrued liabilities	(118.5)
Long-term debt	(406.0)
Deferred income tax liabilities	(127.9)
Other long-term liabilities	(29.5)

Total	$952.5

The amount of revenues and net loss related to the DSS Acquisition included in the Company’s Consolidated Statements of Operations for the period from the DSS Acquisition Date through January 3, 2015 were $28.7 million and $2.8 million, respectively. The Company recognized $35.9 million of acquisition related costs associated with the DSS Acquisition that were expensed during 2014. These costs are included in acquisition and integration expenses on the Consolidated Statements of Operations. These costs do not include financing fees related to the Preferred Shares financing, which were approximately $0.4 million. The Preferred Shares issuance costs were adjusted to retained earnings.

Aimia Acquisition

On May 30, 2014 (the “Aimia Acquisition Date”), our Cott U.K. reporting segment acquired 100% of the share capital of Aimia Foods Holdings Limited (the “Aimia Acquisition”), which includes its operating subsidiary company, Aimia Foods Limited (together referred to as “Aimia”) pursuant to a Share Purchase Agreement dated May 30, 2014. Aimia produces and distributes hot chocolate, coffee and powdered beverages primarily through food service, vending and retail channels, and produces hot and cold cereal products on a contract manufacturing basis. The aggregate purchase price for the Aimia Acquisition was £52.1 million (U.S. $87.6 million) paid in cash, which included a payment for estimated closing balance sheet working capital, £19.9 million (U.S. $33.5 million) in deferred consideration paid in September 2014, and aggregate contingent consideration of up to £16.0 million, which was payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ended July 1, 2016. The aggregate contingent consideration was £12.0 million, offset by an existing receivable of £3.9 million due to the Company from the former owners of Aimia, for a final total cash payment of £8.1 million (U.S. $10.8 million at the exchange rate in effect on the date of payment) that was paid during the third quarter of 2016. The closing payment, deferred consideration payment and contingent consideration payment were funded from ABL borrowings and available cash.

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

The Aimia Acquisition supports the Company’s strategy to diversify Cott’s product portfolio, packaging formats, channel mix, and enhance our customer offering and growth prospects.

The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance. The purchase price consideration of $139.0 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the Aimia Acquisition Date. Identified intangible assets, goodwill and property, plant and equipment were recorded at their estimated fair values. The results of operations of Aimia have been included in our operating results beginning as of the Aimia Acquisition Date. We allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Aimia Acquisition.

(in millions of U.S. dollars)	Acquired Value
Cash	$9.5
Accounts receivable	11.0
Inventories	9.6
Prepaid expenses and other assets	1.9
Property, plant & equipment	10.9
Goodwill	54.5
Intangible assets	80.9
Other assets	5.3
Accounts payable and accrued liabilities	(27.4)
Deferred tax liabilities	(17.2)

Total	$139.0

The amount of revenues and net income related to the Aimia Acquisition included in the Company’s Consolidated Statements of Operations for the period from the Aimia Acquisition Date through January 3, 2015 were $62.3 million and $2.3 million, respectively. The Company recognized $2.2 million of acquisition related costs associated with the Aimia Acquisition that were expensed during the fiscal year 2014. These costs are included in the acquisition and integration expenses on the Consolidated Statements of Operations.

Intangible Assets

In our determination of the estimated fair value of intangible assets, we consider, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business’ products. The estimated fair values of identified intangible assets are calculated considering both market participant assumptions, using an income approach as well as estimates and assumptions provided by Cott management and management of the acquired business.

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

The estimated fair value of non-competition agreements represent the future after-tax discounted cash flows that are expected to be retained by the acquired business as a result of preventing certain employees or prior owners from competing with us in the specified restricted territories for a period of time subsequent to the date of acquisition or the date of termination of their employment with Cott, as the case may be.

S&D Acquisition

The following table sets forth the components of identified intangible assets associated with the S&D Acquisition and their estimated weighted average useful lives:

		Weighted Average
	Estimated Fair	Estimated
(in millions of U.S. dollars)	Market Value	Useful Life
Customer relationships	$113.7	17 years
Non-competition agreements	3.0	3 years
Software	2.3	2 years

Total	$119.0

Eden Acquisition

The following table sets forth the components of identified intangible assets associated with the Eden Acquisition and their estimated weighted average useful lives:

	Estimated Fair	Estimated
(in millions of U.S. dollars)	Market Value	Useful Life
Customer relationships	$134.1	15 years
Trade names	72.7	Indefinite
Software	6.4	3-5 years

Total	$213.2

Aquaterra Acquisition

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

Goodwill

S&D Acquisition

The principal factor that resulted in recognition of goodwill in the S&D Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the S&D Acquisition was allocated to the Water & Coffee Solutions reporting segment, none of which is expected to be tax deductible.

Eden Acquisition

The principal factor that resulted in recognition of goodwill in the Eden Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Eden Acquisition was allocated to the Water & Coffee Solutions reporting segment, a portion of which is expected to be tax deductible.

Aquaterra Acquisition

The principal factor that resulted in recognition of goodwill in the Aquaterra Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the Aquaterra Acquisition was allocated to the Water & Coffee Solutions reporting segment, none of which is expected to be tax deductible.

DSS Acquisition

The principal factor that resulted in recognition of goodwill in the DSS Acquisition was that the purchase price was based in part on cash flow projections assuming the reduction of administration costs and the integration of acquired customers and products into our operations, which is of greater value than on a standalone basis. The goodwill recognized as part of the DSS Acquisition was allocated to the Water & Coffee Solutions reporting segment, a portion of which is expected to be tax deductible.

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

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, represent the combined results of operations as if the S&D Acquisition and Eden Acquisition had occurred on January 4, 2015 and the DSS Acquisition and Aimia Acquisition on December 30, 2012. Unaudited pro forma consolidated results of operations for the Aquaterra Acquisition were not included in the combined results of our operations for the years ended December 31, 2016 and January 2, 2016 as the Company determined they were immaterial. The unaudited pro forma financial information results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

	For the Year Ended
(in millions of U.S. dollars, except per share amounts)	December 31, 2016	January 2, 2016	January 3, 2015
Revenue	$3,798.0	$3,914.1	$3,099.1
Net loss attributed to Cott Corporation	(58.2)	(47.8)	(8.1)
Net loss per common share attributed to Cott Corporation, diluted	$(0.43)	$(0.40)	$(0.08)

Note 3—Restructuring

We implement restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When we implement these programs, we incur various charges, including severance, asset impairments, and other employment related costs. During the first quarter of 2014, we implemented one such program, which involved the closure of two of our smaller plants, one located in North America and the other located in the United Kingdom (the “2014 Restructuring Plan”). The plant closures were completed during our 2014 fiscal year and resulted in cash charges associated with employee redundancy costs and relocation of assets, and non-cash charges related to asset impairments and accelerated depreciation on property, plant & equipment. In connection with the 2014 Restructuring Plan, we incurred total charges of approximately $4.1 million. We had no restructuring activities during the years ended December 31, 2016 and January 2, 2016.

The following table summarizes restructuring and asset impairment charges for the year ended January 3, 2015:

For the Year Ended
January 3,
(in millions of U.S. dollars)	2015
Restructuring	$2.4
Asset impairments	1.7

Total	$4.1

The following table summarizes our restructuring charges on a reporting segment basis for the year ended January 3, 2015:

For the Year Ended
January 3,
(in millions of U.S. dollars)	2015
Cott North America	$2.3
Cott U.K.	0.1
All Other	—

Total	$2.4

The following table summarizes our asset impairment charges on a reporting segment basis for the year ended January 3, 2015. There were no asset impairment charges for the years ended December 31, 2016 and January 2, 2016.

For the Year Ended
January 3,
(in millions of U.S. dollars)	2015
Cott North America	$0.9
Cott U.K.	0.8

Total	$1.7

As of December 31, 2016 and January 2, 2016, no amounts were owed under our restructuring plans.

Note 4—Other Expense (Income), Net

The following table summarizes other expense (income), net for the years ended December 31, 2016, January 2, 2016 and January 3, 2015:

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
Foreign exchange loss (gain)	$1.3	$(7.8)	$(0.3)
Proceeds from legal settlement	—	(1.4)	(3.5)
Gain on recoveries from insurance proceeds	(1.2)	—	—
Realized commodity hedging gain	(5.8)	—	—
Unrealized commodity hedging loss (gain), net	9.8	(1.2)	1.2
Bond redemption	—	—	20.8
Write-off of financing fees and discount	—	—	4.1
Other (gain) loss	(0.2)	0.9	(1.3)

Total	$3.9	$(9.5)	$21.0

Note 5—Interest Expense, Net

The following table summarizes interest expense, net for the years ended December 31, 2016, January 2, 2016 and January 3, 2015:

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
Interest on long-term debt	$113.5	$100.9	$33.2
Other interest expense, net	10.7	10.1	6.5

Total	$124.2	$111.0	$39.7

Note 6—Income Tax Expense (Benefit)

Loss before income taxes consisted of the following:

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
Canada	$(22.1)	$24.2	$17.2
Outside Canada	(23.8)	(26.3)	(62.2)

Loss before income taxes	$(45.9)	$(2.1)	$(45.0)

Income tax expense (benefit) consisted of the following:

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
Current
Canada	$(0.3)	$4.0	$—
Outside Canada	2.7	3.7	2.5

	$2.4	$7.7	$2.5

Deferred
Canada	$8.7	$(2.5)	$0.3
Outside Canada	14.5	(27.9)	(64.2)

	$23.2	$(30.4)	$(63.9)

Income tax expense (benefit)	$25.6	$(22.7)	$(61.4)

The following table reconciles income taxes calculated at the basic Canadian corporate rates with the income tax provision:

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
Income tax (benefit) expense based on Canadian statutory rates	$(11.8)	$(0.5)	$(11.5)
Foreign tax rate differential	(3.5)	(3.7)	(9.3)
Nontaxable interest income	(10.0)	(5.5)	(9.3)
Nontaxable dividend income	(10.6)	(13.8)	(11.2)
Nontaxable capital (gain) loss	—	(1.4)	1.5
Dividend income	1.1	0.9	—
Changes in enacted tax rates	(0.6)	1.3	(1.4)
Change in valuation allowance	61.2	(0.4)	(29.4)
Increase (decrease) to uncertain tax positions	0.6	(0.6)	1.9
Non-controlling interests	(2.2)	(2.1)	(1.9)
Equity compensation adjustment to net operating loss	—	—	2.7
Permanent differences	1.9	1.3	1.7
Contingent consideration goodwill basis adjustments	—	—	1.0
Equity compensation permanent adjustment	0.6	0.9	0.6
Mexico deferred adjustment	—	—	2.5
Preferred share costs	—	0.4	—
Other items	(1.1)	0.5	0.7

Income tax expense (benefit)	$25.6	$(22.7)	$(61.4)

The income tax expense differs from the statutory expense due primarily to non-taxable interest income, non-taxable dividend income, differences in foreign tax rates, and the recording of a valuation allowance in the U.S. and Canada during 2016.

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax bases of existing assets and liabilities as follows:

	December 31,	January 2,
(in millions of U.S. dollars)	2016	2016
Deferred tax assets
Net operating loss carryforwards	$227.8	$132.8
Capital loss carryforwards	1.6	0.6
Liabilities and reserves	44.8	39.4
Stock options	5.8	5.9
Inventories	5.2	4.9
Other	8.8	9.1

	294.0	192.7

Deferred tax liabilities
Property, plant & equipment	(106.2)	(99.8)
Intangible assets	(215.5)	(146.4)

	(321.7)	(246.2)

Valuation allowance	(129.9)	(15.4)

Net deferred tax liability	$(157.6)	$(68.9)

The increase in the valuation allowance from January 2, 2016 to December 31, 2016 was primarily the result of recording U.S. and Canadian valuation allowances. The following changes were made to the presentation of the temporary differences to conform with current period presentation: capital losses and credit carryforwards were broken out from loss carryforwards; leases and property, plant & equipment deferred tax assets were combined with the property, plant & equipment deferred tax liabilities; and certain inventory reserves were reclassified out of liability and reserves to inventories.

The deferred tax assets and liabilities have been classified as follows on the Consolidated Balance Sheets:

	December 31,	January 2,
(in millions of U.S. dollars)	2016	2016
Deferred tax assets:
Long-term	$0.2	$7.6
Deferred tax liabilities:
Long-term	(157.8)	(76.5)

Net deferred tax liability	$(157.6)	$(68.9)

As a result of adopting ASU 2016-09 during 2016 on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings, the table of deferred tax assets and liabilities shown above includes deferred tax assets at December 31, 2016 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

As of December 31, 2016, we have outside tax basis differences, including undistributed earnings, in our foreign subsidiaries. No deferred taxes have been recorded on the undistributed earnings for any of the foreign subsidiaries primarily due to the subsidiaries ability to repatriate funds to its parent company tax-efficiently. The remaining undistributed earnings are indefinitely reinvested under the accounting guidance. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements, cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our subsidiaries. It is not practicable to determine the excess book basis over outside tax basis in the shares or the amount of incremental taxes that might arise if these earnings were to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. We repatriated earnings of nil, $17.3 million, and nil to Canada in 2016, 2015 and 2014, respectively, incurring no tax expense.

As of December 31, 2016, we have operating loss carryforwards totaling $726.5 million, credit carryforwards totaling $4.1 million and capital loss carryforwards totaling $7.3 million. The operating loss carryforward amount was attributable to Canadian operating loss carryforwards of $101.7 million that will expire from 2027 to 2037; U.S. federal and state operating loss carryforwards of $442.2 million and $31.2 million, respectively, that will expire from 2017 to 2037; Dutch operating loss carryfowards of $57.2 million that will expire from 2018 to 2023; and various other operating loss carryforwards of $94.2 million that will expire from 2018 to 2037.

The credit carryforward amount was attributable to a U.S. federal alternative minimum tax credit carryforward of $1.3 million with an indefinite life, other U.S. federal credit carryforwards of $0.9 million with an indefinite life, and U.S. state credit carryforwards of $1.9 million that will expire from 2017 to 2021. The capital loss carryforward is attributable to a U.K. capital loss of $2.7 million and Israeli capital losses of $4.6 million, all with an indefinite life.

In general, under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a U.S. corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income. Therefore, current or future changes in our Canadian stock ownership, many of which are outside of our control, could result in a U.S. ownership change under Section 382 and 383 of the Code. If we undergo a U.S. ownership change, our ability to utilize U.S. federal or state NOLs or tax credits could be limited. We monitor changes in our ownership on an ongoing basis and do not believe we had a change in control as of Decembers 31, 2016.

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to recent cumulative losses, we have determined it is more likely than not we will not realize the benefit of net operating loss carryforwards and other net deferred assets in the U.S. and Canada; we recorded a valuation allowance in the U.S. and Canada of $52.5 million and $18.4 million, respectively, for the year ended December 31, 2016. We recorded $27.3 million and $23.8 million of valuation allowances through purchase accounting during 2016 related to the acquisitions of Aquaterra and Eden, respectively. Due to uncertainty resulting from the lack of sustained taxable income in recent years in Mexico, we have determined that it is more likely than not that the benefit from net operating loss carryforwards and other net deferred tax assets in this jurisdiction will not be realized in the future. In recognition of this risk, we have provided a valuation allowance of $4.7 million to reduce our deferred tax assets in Mexico.

Additionally, we have determined that it is more likely than not that the benefit from our capital losses in the Canada, the U.K. and various other countries will not be realized in the future due to the uncertainty regarding potential future capital gains in the jurisdiction. In recognition of this risk, we have provided a valuation allowance of $1.6 million on our capital losses.

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
Unrecognized tax benefits at beginning of year	$11.5	$12.5	$10.5
Additions based on tax positions taken during a prior period	0.2	0.2	0.5
Reductions based on tax positions taken during a prior period	—	(0.2)	(0.9)
Settlement on tax positions taken during a prior period	(4.5)	(0.6)	(0.8)
Lapse in statute of limitations	(0.2)	(1.8)	—
Additions based on tax positions taken during the current period	24.8	1.9	3.9
Foreign exchange	(1.2)	(0.5)	(0.7)

Unrecognized tax benefits at end of year	$30.6	$11.5	$12.5

As of December 31, 2016, we had $30.6 million of unrecognized tax benefits, a net increase of $19.1 million from $11.5 million as of January 2, 2016. We recorded $22.6 million of additions through purchase accounting during 2016 related to the Eden Acquisition and S&D Acquisition. If we recognized our tax positions, approximately $18.1 million would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $11.8 million due to the settlement of certain tax positions and lapses in statutes of limitation in various tax jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recovered nil of interest and penalties during the years ended December 31, 2016, January 2, 2016 and January 3, 2015. The amount of interest and penalties recognized in the Consolidated Balance Sheet for 2016 and 2015 were a liability of $1.8 million and an asset of $0.1 million, respectively.

Years through 2009 have been audited by the U.S. Internal Revenue Service, though the statutes are still open back to 2008 due to certain net operating loss carryforwards. Years prior to 2011 are closed to audit by U.S. state jurisdictions. We are currently under audit in Canada by the Canada Revenue Agency (“CRA”) for tax year 2013. Years prior to 2012 are closed to audit by the CRA. We are currently under audit in Poland for the 2014 tax year and in Mexico for the 2013 tax year.

Note 7—Share-based Compensation

Our shareowners approved our Amended and Restated Cott Corporation Equity Incentive Plan (the “Amended and Restated Equity Plan”) in its current form in May 2015. Awards under the Amended and Restated Equity Plan may be in the form of incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares, performance units, stock appreciation rights, and stock payments to employees, directors and outside consultants. The Amended and Restated Equity Plan is administered by the Human Resources and Compensation Committee (“HRCC”) or any other board committee as may be designated by the board from time to time. Under the Amended and Restated Equity Plan, 20,000,000 shares are reserved for future issuance subject to adjustment upon a share split, share dividend, recapitalization, and other similar transactions and events. Shares that are issued under the Amended and Restated Equity Plan are applied to reduce the maximum number of shares remaining available for issuance under the Amended and Restated Equity Plan; provided that the total number of shares available for issuance under the Amended and Restated Plan is reduced two shares for each share issued pursuant to a “full-value” award (i.e., an award other than an option or stock appreciation right).

Shares to be issued pursuant to Time-based RSUs, Performance-based RSUs, or stock options that are forfeited, expired, or are cancelled or settled without the issuance of shares return to the pool of shares available for issuance under the Amended and Restated Equity Plan. As of December 31, 2016, there were 3,280,450 shares available for future issuance under the Amended and Restated Equity Plan.

The table below summarizes the share-based compensation expense for the years ended December 31, 2016, January 2, 2016, and January 3, 2015. Share-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Operations. As referenced below: (i) “Performance-based RSUs” represent restricted share units with performance-based vesting, (ii) “Time-based RSUs” represent restricted share units with time-based vesting, (iii) “Stock options” represent non-qualified stock options, (iv) “Director share awards” represent common shares issued in consideration of the annual board retainer fee to non-management members of our board of directors, and (v) the “ESPP” represents the Cott Corporation Employee Share Purchase Plan, under which common shares are issued to eligible employees at a discount through payroll deductions.

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
Stock options	$3.7	$1.9	$1.6
Performance-based RSUs	1.3	4.9	0.6
Time-based RSUs	3.3	2.4	2.8
Director share awards	0.9	1.0	0.8
Employee Share Purchase Plan	0.2	0.1	—

Total	$9.4	$10.3	$5.8

During the third quarter of 2016, management concluded that it was no longer probable that the targets established for the Performance-based RSUs awarded in 2014 to certain DSS employees in connection with the DSS Acquisition, would be achieved, and, we therefore no longer expect these awards to ultimately vest. We continue to accrue the compensation expense for the other Performance-based RSUs awarded in 2014 and those awarded in 2015 and 2016.

The tax benefit recognized related to share-based compensation expense for the fiscal year ended December 31, 2016 was $2.8 million (January 2, 2016—$2.7 million; January 3, 2015—$1.3 million)

As of December 31, 2016, the unrecognized share-based compensation expense and weighted average years over which we expect to recognize it as compensation expense were as follows:

(in millions of U.S. dollars, except years)	Unrecognized share-based compensation expense as of December 31, 2016	Weighted average years expected to recognize compensation
Stock options	$7.2	1.7
Performance-based RSUs	18.8	2.6
Time-based RSUs	5.8	1.6

Total	$31.8

Stock Options

During 2016, 2015 and 2014 approximately 2,975,500, 684,000, and 441,000 options were granted to certain employees under the Amended and Restated Equity Plan at a weighted-average exercise price of $11.15, $9.22, and $8.00 per share, respectively. The weighted-average grant date fair value of the options was estimated to be $2.84, $4.31, and $3.84 per share in 2016, 2015 and 2014, respectively, using the Black-Scholes option pricing model. The contractual term of an option granted is fixed by the Amended and Restated Equity plan and cannot exceed ten years from the grant date.

The grant date fair value of each option granted during 2016, 2015 and 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Risk-free interest rate	1.9%	2.0%	2.7%
Average expected life (years)	6.2	10.0	10.0
Expected volatility	30.7%	58.7%	58.5%
Expected dividend yield	2.2%	3.0%	2.9%

The following table summarizes the activity for Company stock options:

		Weighted	Weighted	Aggregate
	Stock	average	average	intrinsic
	Options	exercise	contractual term	value
	(in thousands)	price	(years)	(in thousands)
Balance at December 28, 2013	830	8.17	7.6	811.9

Granted	441	8.00
Forfeited or expired	(50)	16.45

Outstanding at January 3, 2015	1,221	7.77	7.6	400.7

Granted	684	9.22
Exercised	(113)	4.94		637.4
Forfeited or expired	(35)	8.56

Outstanding at January 2, 2016	1,757	$8.50	8.0	$4,373.8

Granted	2,976	11.15
Exercised	(238)	7.29		2,304.7
Forfeited or expired	(21)	9.99

Outstanding at December 31, 2016	4,474	$10.32	8.8	$5,623.3

Exercisable at December 31, 2016	850	$8.27	6.5	$2,598.6

Vested or expected to vest at December 31, 2016	4,474	$10.32	8.8	$5,623.3

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common shares on the New York Stock Exchange on December 30, 2016, which was $11.33 (December 31, 2015—$10.99; January 2, 2015—$7.00), and the exercise price, multiplied by the number of in-the-money stock options as of the same date.

Stock options granted during the year ended December 31, 2016 vest ratably in three equal annual installments on the first, second and third anniversaries of the date of grant.

The total amount of cash received from the exercise of stock options was $1.7 million during the fiscal year ended December 31, 2016 with an associated tax benefit of $1.3 million. The total amount of cash received from the exercise of stock options was $0.5 million during the fiscal year ended January 2, 2016 with no associated tax benefit realized. There were no stock options exercised during the year ended January 3, 2015. The total fair value of options that vested during the year ended December 31, 2016 was $1.6 million (January 2, 2016 — $1.5 million; January 3, 2015 — $1.3 million).

Other Awards

In 2016, we granted 62,046 common shares to the non-management members of our board of directors under the Amended and Restated Equity Plan with a grant date fair value of approximately $0.9 million. The common shares were issued in consideration of the directors’ annual board retainer fee and were vested upon issuance.

Additionally, in 2016, we granted 386,104 Performance-based RSUs, which vest on the last day of our 2018 fiscal year, and 448,771 Performance-based RSUs, which vest on the last day of our 2019 fiscal year. The number of shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the awards granted. The Performance-based RSUs vest primarily on the Company’s achievement of a specified level of cumulative pre-tax income for the applicable performance period. The number of Performance-based RSUs that may vest and the related unrecognized compensation cost is subject to change based on the level of targeted pre-tax income that is achieved during the vesting period. The Company also granted 502,710 Time-based RSUs, which vest ratably in three equal annual installments on the first, second and third anniversaries of the date of grant and are based upon a service condition.

In connection with the S&D Acquisition, the Company granted 376,692 Performance-based RSUs to certain S&D employees under the Amended and Restated Equity Plan. The Performance-based RSUs vest on the last day of our 2019 fiscal year. The number of shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the awards granted and is calculated based upon the achievement of a specified level of S&D EBITDA (weighted 70%), S&D revenue (weighted 15%) and S&D free cash flow (which is net cash provided by operating activities, less capital expenditures, adjusted to exclude the impact of certain items)(weighted 15%) for the performance period.

In connection with the Eden Acquisition, the Company granted 207,359 Performance-based RSUs and 96,709 Time-based RSUs to certain Eden employees under the Amended and Restated Equity Plan. The Performance-based RSUs vest on the last day of our 2019 fiscal year. The number of shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 125% of the awards granted and is calculated based upon the achievement of a specified level of Eden EBITDA (weighted 70%), Eden revenue (weighted 15%) and Eden free cash flow (which is net cash provided by operating activities, less capital expenditures, adjusted to exclude the impact of certain items)(weighted 15%) for the performance period. Of the 96,709 Time-based RSUs granted in connection with the Eden Acquisition, 24,808 vest ratably in three equal annual installments on the first, second and third anniversaries of the date of grant, while 71,901 vest ratably in two equal annual installments on the first and second anniversaries of the date of grant, with all such Time-based RSUs being based upon a service condition.

The following table summarizes the activity of our Performance-based RSU and Time-based RSU:

	Number of		Number of
	Performance-	Weighted Average	Time-based	Weighted Average
	based RSUs	Grant-Date	RSUs	Grant-Date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Balance at December 28, 2013	534	$7.81	831	$8.04

Awarded	1,356	6.68	368	8.00
Issued	—	—	(467)	7.14
Cancelled	(77)	6.58	—	—
Forfeited	(31)	7.90	(68)	8.26

Balance at January 3, 2015	1,782	7.01	664	8.63

Awarded	320	9.22	213	9.22
Awarded in connection with modification	55	7.90	—	—
Issued	(255)	6.87	(10)	8.60
Forfeited	(24)	8.61	(40)	8.67

Balance at January 2, 2016	1,878	7.41	827	8.78

Awarded [1]	1,419	13.09	1,017	13.88
Issued [1]	—	—	(1,027)	12.01
Cancelled	(224)	9.29	—	—
Forfeited	(10)	9.24	(17)	8.50

Outstanding at December 31, 2016	3,063	$9.89	800	$11.10

Vested or expected to vest at December 31, 2016	2,070	$11.83	800	$11.10

1.	Includes 416,951 common shares granted to certain S&D employees in connection with the S&D Acquisition; the common shares were fully vested upon issuance.

The total fair value of Performance-based RSUs vested and issued during the year ended January 2, 2016 was $1.8 million. There were no Performance-based RSUs vested and issued during the years ended December 31, 2016 and January 3, 2015. The total fair value of Time-based RSUs vested and issued during the years ended December 31, 2016, January 2, 2016, and January 3, 2015, were $12.3 million, $0.1 million, and $3.3 million, respectively.

Employee Share Purchase Plan

In March 2015, the Company’s board of directors authorized and approved the Cott Corporation Employee Share Purchase Plan (the “ESPP”), which was approved by Cott’s shareowners in May 2015. The ESPP was effective October 1, 2015 and qualifies as an “employee share purchase plan” under Section 423 of the Internal Revenue Code of 1986 (“IRC”), as amended. Substantially all employees are eligible to participate in the ESPP and may elect to participate at the beginning of any quarterly offering period. The ESPP authorizes the issuance, and the purchase by eligible employees, of up to 3,000,000 shares of Cott common shares through payroll deductions. Eligible employees who choose to participate may purchase Cott common shares at 90% of market value on the first or last day of the quarterly offering period, whichever is lower. The minimum contribution which an eligible employee may make under the ESPP is 1% of the employee’s eligible compensation, with the maximum contribution limited to 15% of the employee’s eligible compensation. At the end of each quarterly offering period for which the employee participates, the total amount of each employee’s payroll deduction for that offering period will be used to purchase Cott common shares. The Company recognized $0.2 million and $0.1 million of share-based compensation expense in SG&A expenses in the Consolidated Statement of Operations for 2016 and 2015, respectively. At December 31, 2016, 2,858,691shares remained available for issuance under the ESPP.

Note 8—Common Shares and Net (Loss) Income per Common Share

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

Set forth below is a reconciliation of the numerator and denominator for the diluted net (loss) income per common share computations for the periods indicated:

Numerator

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
Net (loss) income attributed to Cott Corporation	$(77.8)	$(3.4)	$10.0
Plus:
Accumulated dividends on Convertible Preferred Shares [1]	—	—	0.6

Diluted net (loss) income attributed to Cott Corporation	$(77.8)	$(3.4)	$10.6

Denominator

	For the Year Ended
	December 31,	January 2,	January 3,
(in thousands)	2016	2016	2015
Weighted average number of shares outstanding—basic	128,290	103,037	93,777
Dilutive effect of stock options	—	—	83
Dilutive effect of Performance-based RSUs	—	—	325
Dilutive effect of Time-based RSUs	—	—	619
Dilutive effect of Convertible Preferred Shares [1]	—	—	1,096

Adjusted weighted average number of shares outstanding—diluted	128,290	103,037	95,900

1.	For the year ended January 3, 2015, the accumulated dividends on Convertible Preferred Shares were added back to the numerator to calculate diluted net income per common share because the Convertible Preferred Shares were assumed to have been converted at the time of issuance even though they were not actually convertible until three years after issuance.

The following table summarizes anti-dilutive securities excluded from the computation of diluted net (loss) income per common share for the periods indicated:

	For the Year Ended
	December 31,	January 2,	January 3,
(in thousands)	2016	2016	2015
Stock options	4,474	1,757	833
Performance-based RSUs [1]	2,070	1,631	—
Time-based RSUs	800	827	—

1.	Performance-based RSUs represent the number of shares expected to be issued based on the estimated achievement of pre-tax income for these awards.

Note 9—Segment Reporting

Our broad portfolio of products include bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers, filtration equipment, CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, energy drinks and shots, sports products, new age beverages, ready-to-drink teas, liquid enhancers, freezables, ready-to-drink alcoholic beverages, hot chocolate, malt drinks, creamers/whiteners, cereals and beverage concentrates.

Our business operates through four reporting segments: Water & Coffee Solutions, Cott North America, Cott U.K. and All Other. We refer to our Cott North America, Cott U.K. and All Other reporting segments together as our “traditional business.” Our corporate oversight function is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments.

	December 31, 2016
	Water &	Cott
(in millions of	Coffee	North	Cott	All
U.S. dollars)	Solutions	America	U.K.	Other	Corporate	Eliminations	Total
Revenue, net [1]	$1,452.3	$1,287.6	$469.8	$50.5	$—	$(24.3)	3,235.9
Depreciation and amortization	144.0	73.3	20.6	0.8	—	—	238.7
Operating income (loss)	46.5	33.9	27.8	8.5	(34.5)	—	82.2
Property, plant & equipment, net	571.2	273.4	80.1	5.2	—	—	929.9
Goodwill	1,003.6	120.5	46.8	4.5	—	—	1,175.4
Intangible assets, net	686.3	190.9	62.5	—	—	—	939.7
Total assets [2]	2,735.1	862.9	316.5	25.2	—	—	3,939.7
Additions to property, plant & equipment	96.1	30.6	12.2	0.9	—	—	139.8

1.	Intersegment revenue between Cott North America and the other reporting segments was $24.3 million for 2016.
2.	Excludes intersegment receivables, investments and notes receivable.

	January 2, 2016
	Water &	Cott
(in millions of	Coffee	North	Cott	All
U.S. dollars)	Solutions	America	U.K.	Other	Corporate	Eliminations	Total
Revenue, net [1]	$1,021.1	$1,330.9	$557.0	$57.6	$—	$(22.6)	2,944.0
Depreciation and amortization	119.9	79.6	22.7	1.6	—	—	223.8
Operating income (loss)	39.0	38.5	28.0	10.5	(16.6)	—	99.4
Property, plant & equipment, net	372.6	293.4	97.6	6.2	—	—	769.8
Goodwill	579.1	120.0	56.0	4.5	—	—	759.6
Intangible assets, net	390.6	211.8	81.7	—	—	—	684.1
Total assets [2]	1,513.1	943.1	402.5	28.6	—	—	2,887.3
Additions to property, plant & equipment	67.2	30.9	11.6	1.1	—	—	110.8

1.	Intersegment revenue between Cott North America and the other reporting segments was $22.6 million for 2015.
2.	Excludes intersegment receivables, investments and notes receivable.

	January 3, 2015
	Water &	Cott
(in millions of	Coffee	North	Cott	All
U.S. dollars)	Solutions	America	U.K.	Other	Corporate	Eliminations	Total
Revenue, net [1]	$28.7	$1,433.5	$597.9	$65.0	$—	$(22.3)	2,102.8
Depreciation and amortization	5.2	82.1	21.7	1.7	—	—	110.7
Operating (loss) income	(1.7)	29.7	26.3	10.0	(48.6)	—	15.7
Additions to property, plant & equipment	3.4	29.2	13.3	0.8	—	—	46.7

1.	Intersegment revenue between Cott North America and the other reporting segments was $22.3 million for the year ended January 3, 2015.
2.	Excludes intersegment receivables, investments and notes receivable.

For 2016, sales to Walmart accounted for 15.7% of total revenue (2015—18.0%; 2014—26.1%), 1.4% of our Water & Coffee Solutions reporting segment total revenue (2015—2.2%; 2014—2.7%), 34.1% of our Cott North America reporting segment revenue (2015—33.2%; 2014—33.3%), 10.0% of our Cott U.K. reporting segment revenue (2015—11.5%; 2014—12.7%), and 2.8% of All Other reporting segment revenue (2015—3.7%; 2014—3.8%).

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

Revenues generated from sales to external customers by geographic area were as follows:

	For the Year Ended
	December 31,	January 2,	January 3,
(in millions of U.S. dollars)	2016	2016	2015
United States	$2,356.0	$2,198.0	$1,288.4
United Kingdom	494.0	557.0	597.9
Canada	202.8	131.4	151.5
All other countries	183.1	57.6	65.0

Total	$3,235.9	$2,944.0	$2,102.8

Revenues by channel by reporting segment were as follows:

	For the Year Ended December 31, 2016
	Water &	Cott
	Coffee	North	Cott
(in millions of U.S. dollars)	Solutions	America	U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$78.0	$1,036.8	$202.3	$3.5	$(1.5)	$1,319.1
Branded retail	86.6	100.3	140.7	3.5	(1.4)	329.7
Contract packaging	—	124.1	107.2	16.2	(8.5)	239.0
Home and office bottled water delivery	799.4	—	—	—	—	799.4
Coffee and tea services	334.6	—	2.6	—	—	337.2
Concentrate and other	153.7	26.4	17.0	27.3	(12.9)	211.5

Total	$1,452.3	$1,287.6	$469.8	$50.5	$(24.3)	$3,235.9

	For the Year Ended January 2, 2016
	Water &	Cott
	Coffee	North	Cott
(in millions of U.S. dollars)	Solutions	America	U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$65.3	$1,075.9	$261.4	$4.5	$(1.6)	$1,405.5
Branded retail	84.1	114.9	168.1	4.1	(1.5)	369.7
Contract packaging	—	111.8	114.0	22.2	(6.5)	241.5
Home and office bottled water delivery	651.3	—	—	—	—	651.3
Coffee and tea services	121.3	—	3.1	—	—	124.4
Concentrate and other	99.1	28.3	10.4	26.8	(13.0)	151.6

Total	$1,021.1	$1,330.9	$557.0	$57.6	$(22.6)	$2,944.0

	For the Year Ended January 3, 2015
	Water &	Cott
	Coffee	North	Cott
(in millions of U.S. dollars)	Solutions	America	U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$2.1	$1,206.4	$296.1	$7.4	$(1.2)	$1,510.8
Branded retail	2.6	108.4	172.6	4.5	(1.6)	286.5
Contract packaging	—	86.9	120.8	24.6	(6.7)	225.6
Home and office bottled water delivery	12.2	—	—	—	—	12.2
Coffee and tea services	4.3	—	1.7	—	—	6.0
Concentrate and other	7.5	31.8	6.7	28.5	(12.8)	61.7

Total	$28.7	$1,433.5	$597.9	$65.0	$(22.3)	$2,102.8

Property, plant & equipment, net by geographic area as of December 31, 2016 and January 2, 2016 were as follows:

	December 31,	January 2,
(in millions of U.S. dollars)	2016	2016
United States	$701.8	$636.3
United Kingdom	88.1	97.6
Canada	41.7	29.7
All other countries	98.3	6.2

Total	$929.9	$769.8

Note 10—Accounts Receivable, Net

The following table summarizes accounts receivable, net as of December 31, 2016 and January 2, 2016:

	December 31,	January 2,
(in millions of U.S. dollars)	2016	2016
Trade receivables	$380.2	$285.5
Allowance for doubtful accounts	(8.8)	(9.2)
Other	32.5	17.0

Total	$403.9	$293.3

Note 11—Inventories

The following table summarizes inventories as of December 31, 2016 and January 2, 2016:

	December 31,	January 2,
(in millions of U.S. dollars)	2016	2016
Raw materials	$123.4	$95.3
Finished goods	131.6	118.4
Resale items	22.0	15.8
Other	24.4	19.9

Total	$301.4	$249.4

Note 12—Property, Plant & Equipment, Net

The following table summarizes property, plant and equipment, net as of December 31, 2016 and January 2, 2016:

		December 31, 2016			January 2, 2016
	Estimated
	Useful Life		Accumulated			Accumulated
(in millions of U.S. dollars)	in Years	Cost	Depreciation	Net	Cost	Depreciation	Net
Land	n/a	$103.9	—	$103.9	$86.6	—	$86.6
Buildings	10-40	231.1	82.0	149.1	207.4	74.7	132.7
Machinery and equipment	3-15	799.6	458.9	340.7	759.3	442.0	317.3
Plates, films and molds	1-10	17.9	12.5	5.4	19.2	11.5	7.7
Vending	5-10	10.1	10.0	0.1	10.4	10.2	0.2
Vehicles and transportation equipment	3-15	85.8	29.3	56.5	70.2	17.6	52.6
Leasehold improvements [1]		56.9	36.9	20.0	50.6	32.0	18.6
IT Systems	3-7	18.3	9.9	8.4	14.4	8.4	6.0
Furniture and fixtures	3-10	13.0	7.5	5.5	10.1	5.7	4.4
Customer equipment [2]	3-8	255.4	61.5	193.9	144.4	31.5	112.9
Returnable bottles [3]	3-10	54.4	16.6	37.8	32.7	8.8	23.9
Capital leases [4]		20.2	11.6	8.6	13.7	6.8	6.9

Total		$1,666.6	$736.7	$929.9	$1,419.0	$649.2	$769.8

1.	Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.
2.	Customer equipment for the Water & Coffee Solutions reporting segment consists of coolers, brewers, refrigerators, water purification devices and storage racks held on site at customer locations.
3.	Returnable bottles are those bottles on site at Water & Coffee Solutions customer locations.
4.	Our recorded assets under capital leases relate primarily to buildings and machinery and equipment.

The amounts above include construction in progress of $3.0 million and nil for 2016 and 2015, respectively.

Depreciation expense, which includes depreciation recorded for assets under capital leases, for the year ended December 31, 2016 was $159.2 million (2015—$147.3 million; 2014—$74.7 million).

Note 13—Intangible assets

The following table summarizes intangible assets as of December 31, 2016 and January 2, 2016:

	December 31, 2016			January 2, 2016
		Accumulated			Accumulated
(in millions of U.S. dollars)	Cost	Amortization	Net	Cost	Amortization	Net
Intangibles
Not subject to amortization
Rights [1]	$45.0	—	$45.0	$45.0	—	$45.0
Trademarks	257.1	—	257.1	183.1	—	183.1

Total intangibles not subject to amortization	302.1	—	302.1	228.1	—	228.1

Subject to amortization
Customer relationships	900.1	303.4	596.7	663.9	241.0	422.9
Trademarks	31.6	27.9	3.7	33.0	28.1	4.9
Information technology	70.5	38.0	32.5	54.0	29.1	24.9
Other	10.3	5.6	4.7	7.8	4.5	3.3

Total intangibles subject to amortization	1,012.5	374.9	637.6	758.7	302.7	456.0

Total intangible assets	1,314.6	374.9	939.7	986.8	302.7	684.1

1.	Relates to the 2001 acquisition of the Rights.

Amortization expense of intangible assets was $79.5 million during 2016 (2015—$76.5 million; 2014—$36.0 million).

The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(in millions of U.S. dollars)
2017	$87.2
2018	81.7
2019	71.7
2020	62.2
2021	56.8
Thereafter	278.0

Total	$637.6

Note 14—Accounts Payable and Accrued Liabilities

The following table summarizes accounts payable and accrued liabilities as of December 31, 2016 and January 2, 2016:

	December 31,	January 2,
(in millions of U.S. dollars)	2016	2016
Trade payables	$339.9	$227.2
Accrued compensation	63.6	49.8
Accrued sales incentives	20.6	25.2
Accrued interest	12.2	12.2
Payroll, sales and other taxes	17.6	13.3
Accrued deposits	51.9	28.6
Other accrued liabilities	91.6	81.3

Total	$597.4	$437.6

Note 15—Debt

Our total debt as of December 31, 2016 and January 2, 2016 was as follows:

	December 31, 2016			January 2, 2016
		Unamortized			Unamortized
		Debt Issuance			Debt Issuance
(in millions of U.S. dollars)	Principal	Costs	Net	Principal	Costs	Net
6.750% senior notes due in 2020	$625.0	9.3	$615.7	$625.0	$12.0	$613.0
10.000% senior notes due in 2021 [1]	384.2	—	384.2	390.1	—	390.1
5.375% senior notes due in 2022	525.0	7.1	517.9	525.0	8.2	516.8
5.500% senior notes due in 2024	474.1	9.8	464.3	—	—	—
ABL facility	207.0	—	207.0	122.0	—	122.0
GE Term Loan	4.3	0.2	4.1	6.4	0.4	6.0
Capital leases and other debt financing	7.5	—	7.5	2.9	—	2.9

Total debt	2,227.1	26.4	2,200.7	1,671.4	20.6	1,650.8
Less: Short-term borrowings and current debt:
ABL facility	207.0	—	207.0	122.0	—	122.0

Total short-term borrowings	207.0	—	207.0	122.0	—	122.0
GE Term Loan—current maturities	2.3	—	2.3	2.2	—	2.2
Capital leases and other debt financing—current maturities	3.4	—	3.4	1.2	—	1.2

Total current debt	212.7	—	212.7	125.4	—	125.4

Total long-term debt	$2,014.4	$26.4	$1,988.0	$1,546.0	$20.6	$1,525.4

1.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The effective interest rate is 7.515%. The remaining unamortized premium is $34.2 million and $40.1 million at December 31, 2016 and January 2, 2016, respectively

The long-term debt payments (which include current maturities of long-term debt) required in each of the next five years and thereafter are as follows:

(in millions of U.S. dollars)	Long Term Debt (incl. current)

2017	$212.7
2018	3.6
2019	1.4
2020	625.7
2021	350.1
Thereafter	999.4

$2,192.9

Asset-Based Lending Facility

In March 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as Agent that created the ABL facility to provide financing for our operations. We have amended and refinanced the ABL facility from time to time and incurred financing fees in connection therewith, an aggregate of $12.4 million of which have been capitalized and deferred and are being amortized using the straight-line method over the duration of the amended ABL facility.

On August 3, 2016, we amended and restated the ABL facility. As amended and restated, the ABL facility is a five-year revolving facility of up to $500 million, which, subject to certain conditions, may be increased by up to an additional $100 million at our option if agreed upon by the participating lenders. The ABL facility provides the Company and its subsidiaries, Cott Beverages Inc. (“CBI”), Cott Beverages Limited, DSS, Cliffstar LLC and S&D, with financing in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands. JPMorgan Chase Bank, N.A. serves as administrative agent and administrative collateral agent and JPMorgan Chase Bank, N.A., London Branch serves as U.K. security trustee. Availability under the ABL facility is dependent on a borrowing base calculated as a percentage of the value of eligible inventory, accounts receivable and property, plant and equipment in the manner set forth in the credit agreement governing the ABL facility. The debt under the ABL facility is guaranteed by most of the Company’s U.S., Canadian, U.K. and Luxembourg subsidiaries and certain of the Company’s Dutch subsidiaries. We incurred approximately $3.4 million of financing fees in connection with the ABL facility which are being amortized using the straight-line method over the duration of the ABL facility. The amendment to the ABL facility was considered to be a modification of the original agreement under GAAP.

As of December 31, 2016, our total availability under the ABL facility was $432.9 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets) as of January 20, 2017 (the December month-end under the terms of the credit agreement governing our ABL facility). We had $207.0 million of outstanding borrowings under the ABL facility and $42.4 million in outstanding letters of credit. As a result, our availability under the ABL facility was $183.5 million. In connection with the DSS Acquisition, $29.4 million was required to cash collateralize certain DSS self-insurance programs. The $29.4 million was funded with borrowings against our ABL facility, and the cash collateral was included within prepaid and other current assets on our Consolidated Balance Sheet at January 3, 2015. Subsequent to January 3, 2015, additional letters of credit were issued from our available ABL facility capacity, and the cash collateral was returned to the Company, which was used to repay a portion of our outstanding ABL facility.

The commitment fee was 0.375% per annum of the unused commitment of $250.6 million, which was based on our total ABL facility commitment of $500.0 million, excluding outstanding borrowings and outstanding letters of credit. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the twentieth day of the following month.

The weighted average effective interest rate at December 31, 2016 and January 2, 2016 on our outstanding LIBOR and Prime loans was 2.3% and 2.2%, respectively. The effective interest rates are based on our consolidated leverage ratio.

5.500% Senior Notes due in 2024

On June 30, 2016, we issued €450.0 million (U.S. $474.1 million at the exchange rate in effect on December 31, 2016) of our 2024 Notes to qualified purchasers in a private placement offering under Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2024 Notes were initially issued by our wholly-owned subsidiary Cott Finance Corporation. In connection with the closing of the Eden Acquisition, we assumed all of the obligations of Cott Finance Corporation under the 2024 Notes, and most of Cott’s U.S., Canadian, U.K. Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes entered into a supplemental indenture to guarantee the 2024 Notes. The 2024 Notes will mature on July 1, 2024 and interest is payable semi-annually on January 1st and July 1st of each year commencing on January 1, 2017. The proceeds of the 2024 Notes were used to fund a portion of the purchase price of the Eden Acquisition and to pay related fees and expenses.

We incurred approximately $10.6 million of financing fees for the issuance of the 2024 Notes and $11.0 million of bridge financing commitment fees and professional fees in connection with the Eden Acquisition. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2024 Notes. The bridge financing commitment fees and professional fees were recorded in SG&A expenses in our consolidated statement of operations.

5.375% Senior Notes due in 2022

In June 2014, we issued $525.0 million of our 5.375% senior notes due 2022 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The issuer of the notes is our wholly-owned U.S. subsidiary CBI, and the obligations of the notes are guaranteed by most of our U.S., Canadian and U.K. subsidiaries. Interest on the notes is payable semi-annually on January 1st and July 1st of each year. On May 13, 2015, we exchanged the notes for notes that are registered under the Securities Act and do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2022 Notes”).

We incurred $9.6 million of financing fees in connection with the issuance of the 2022 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2022 Notes.

10.000% Senior Notes due in 2021

In August 2013, DS Services of America, Inc. (formerly DS Waters of America, Inc.) issued $350.0 million of senior secured notes to qualified purchasers in a private placement under Rule 144A and Regulations S under the Securities Act. In July 2014, the notes were exchanged for notes that are registered under the Securities Act and do not contain transfer restrictions, registration rights, or additional interest provisions, but otherwise contain identical economic terms (the “DSS Notes”). The interest on the DSS Notes is payable semi-annually on March 1st and September 1st of each year. In connection with the DSS Acquisition, DSS solicited and obtained consent from the holders of the DSS Notes to certain modifications and amendments to the indenture and related security documents, and payment of approximately $19.2 million was made. At the DSS Acquisition closing, we and most of our U.S., Canadian and U.K. subsidiaries executed a supplemental indenture to be added as guarantors to the DSS Notes.

The DSS Notes were recorded at their fair value of $406.0 million as part of the DSS Acquisition. The difference between the fair value and the principal amount of $350.0 million is amortized as a component of interest expense over the remaining contractual term of the DSS Notes. We incurred approximately $26.5 million of consent solicitation fees and bridge financing commitment fees in connection with the DSS Acquisition. These costs are included in the SG&A expense line of our Consolidated Statements of Operations.

6.750% Senior Notes due in 2020

In December 2014, we issued the $625.0 million of 6.75% senior notes due January 1, 2020 to qualified purchasers in a private placement under Rule 144A and Regulation S under the Securities Act. The issuer of the notes is our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guarantee the obligations. The interest on the notes is payable semi-annually on January 1st and July 1st of each year. On July 14, 2015, we exchanged the notes for notes that are registered under the Securities Act and do not contain transfer restrictions, registration rights or additional interest provisions, but otherwise contain identical economic terms (the “2020 Notes”).

We incurred $14.4 million of financing fees in connection with the issuance of the 2020 Notes. The financing fees are being amortized using the effective interest method over a five-year period, which represents the term to maturity of the 2020 Notes.

8.125% Senior Notes due in 2018

In August 2010, we issued $375.0 million aggregate principal amount of our 8.125% senior notes due 2018 (the “2018 Notes”). The issuer of the 2018 Notes was our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the 2018 Notes. We incurred $8.6 million of financing fees in connection with the issuance of the 2018 Notes.

In June 2014, we used a portion of the proceeds from our issuance of the 2022 Notes to purchase $295.9 million aggregate principal amount of our 2018 Notes in a cash tender offer. The tender offer included approximately $16.2 million in premium payments as well as accrued interest of $7.5 million, the write off of approximately $3.0 million in deferred financing fees, and other costs of approximately $0.2 million.

In July 2014, we redeemed the remaining $79.1 million aggregate principal amount of our 2018 Notes. The redemption included approximately $3.8 million in premium payments as well as accrued interest of approximately $2.5 million and the write off of approximately $0.8 million in deferred financing fees.

8.375% Senior Notes due in 2017

In November 2009, we issued $215.0 million of our 8.375% senior notes due 2017 (the “2017 Notes”). The 2017 Notes were issued at a $3.1 million discount by our wholly-owned U.S. subsidiary CBI, and we and most of our U.S., Canadian and U.K. subsidiaries guaranteed the 2017 Notes. We incurred $5.1 million of financing fees in connection with the 2017 Notes.

In November 2013, we redeemed $200.0 million aggregate principal amount of our 2017 Notes at 104.118% of par. The redemption included approximately $8.2 million in premium payments, the write off of approximately $4.0 million in deferred financing fees and discount charges, and other costs of approximately $0.5 million.

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

Covenant Compliance

Indentures governing our outstanding notes

Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of December 31, 2016, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any covenants of our outstanding notes since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $37.5 million. If excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of December 31, 2016.

Note 16—Retirement Plans

Cott primarily maintains defined contribution retirement plans covering qualifying employees. The total expense with respect to these plans was $8.6 million for the year ended December 31, 2016 (2015—$9.4 million; 2014—$4.1 million).

We also maintain several defined benefit (“DB”) plans acquired as a part of acquisitions covering certain U.S. and non-U.S. employees, referred to as the U.S. and International Plans, respectively. Retirement benefits are based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Our U.S. Plans and some of the International Plans are closed to new participants and frozen. We use a December 31, 2016 measurement date for all DB plans.

Obligations and Funded Status

The following table summarizes the change in the projected benefit obligation, change in plan assets and unfunded status of the DB plans as of December 31, 2016 and January 2, 2016:

	December 31, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$16.7	$54.0	$70.7
Business combinations	—	24.8	24.8
Service cost	—	1.8	1.8
Interest cost	0.6	2.0	2.6
Benefit payments	(2.7)	(0.4)	(3.1)
Actuarial losses	0.1	9.2	9.3
Settlement gains	(0.1)	—	(0.1)
Translation gains	—	(10.0)	(10.0)

Projected benefit obligation at end of year	$14.6	$81.4	$96.0

Change in Plan Assets
Plan assets beginning of year	$12.7	$45.2	$57.9
Business combinations	—	17.7	17.7
Employer contributions	0.5	2.3	2.8
Plan participant contributions	—	0.2	0.2
Benefit payments	(2.6)	(0.4)	(3.0)
Actual return on plan assets	0.8	5.0	5.8
Translation losses	—	(7.6)	(7.6)

Fair value at end of year	$11.4	$62.4	$73.8

Funded Status of Plan
Projected benefit obligation	$(14.6)	$(81.4)	$(96.0)
Fair value of plan assets	11.4	62.4	73.8

Unfunded status	$(3.2)	$(19.0)	$(22.2)

	January 2, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$17.4	$60.5	$77.9
Interest cost	0.7	2.1	2.8
Benefit payments	(0.7)	(1.0)	(1.7)
Actuarial gains	(0.7)	(4.8)	(5.5)
Translation gains	—	(2.8)	(2.8)

Projected benefit obligation at end of year	$16.7	$54.0	$70.7

Change in Plan Assets
Plan assets beginning of year	$13.1	$46.0	$59.1

Employer contributions	0.8	2.2	3.0
Benefit payments	(0.6)	(1.0)	(1.6)
Actual return on plan assets	(0.6)	0.2	(0.4)
Translation losses	—	(2.2)	(2.2)

Fair value at end of year	$12.7	$45.2	$57.9

Funded Status of Plan
Projected benefit obligation	$(16.7)	$(54.0)	$(70.7)
Fair value of plan assets	12.7	45.2	57.9

Unfunded status	$(4.0)	$(8.8)	$(12.8)

The accumulated benefit obligation for the U.S. Plans equaled $14.6 million and $16.7 million at the end of 2016 and 2015, respectively. The accumulated benefit obligation for the International Plans equaled $81.4 million and $54.0 million at the end of 2016 and 2015, respectively.

Periodic Pension Costs

The components of net periodic pension cost were as follows:

	December 31, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$1.8	$1.8
Interest cost	0.6	2.0	2.6
Expected return on plan assets	(0.9)	(2.4)	(3.3)
Amortization of prior service costs	0.1	—	0.1
Recognized net loss due to settlement	0.1	0.1	0.2
Amortization of net actuarial loss	0.2	—	0.2
Employees contribution	—	(0.2)	(0.2)

Net periodic pension cost	$0.1	$1.3	$1.4

	January 2, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Interest cost	$0.7	$2.1	$2.8
Expected return on plan assets	(0.9)	(2.3)	(3.2)
Amortization of prior service costs	0.1	—	0.1
Amortization of net actuarial loss	0.2	0.2	0.4

Net periodic pension cost	$0.1	$—	$0.1

	January 3, 2015
(in millions of U.S. dollars)	U.S.	International	Total
Service cost	$—	$0.2	$0.2
Interest cost	0.3	2.4	2.7
Expected return on plan assets	(0.4)	(2.6)	(3.0)
Amortization of prior service costs	0.1	—	0.1
Amortization of net actuarial loss	0.1	0.2	0.3

Net periodic pension cost	$0.1	$0.2	$0.3

Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive income, net of tax, at year-end which have not yet been recognized in net periodic benefit cost were as follows:

	December 31, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Unamortized prior service cost	$—	$—	$—
Unrecognized net actuarial loss	(1.2)	(13.2)	(14.4)

Total accumulated other comprehensive loss	$(1.2)	$(13.2)	$(14.4)

	January 2, 2016
(in millions of U.S. dollars)	U.S.	International	Total
Unamortized prior service cost	$(0.1)	$—	$(0.1)
Unrecognized net actuarial loss	(1.4)	(8.6)	(10.0)

Total accumulated other comprehensive loss	$(1.5)	$(8.6)	$(10.1)

	January 3, 2015
(in millions of U.S. dollars)	U.S.	International	Total
Unamortized prior service cost	$(0.1)	$—	$(0.1)
Unrecognized net actuarial loss	(1.3)	(11.0)	(12.3)

Total accumulated other comprehensive loss	$(1.4)	$(11.0)	$(12.4)

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the projected benefit obligation:

	For the Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
U.S. Plans
Discount rate	3.8%	4.0%	3.9%
Expected long-term rate of return on plan assets	7.0%	7.2%	7.2%
International Plans
Discount rate	2.0%	3.9%	3.6%
Expected long-term rate of return on plan assets	3.7%	5.2%	6.2%
Rate of compensation increase	0.2%	n/a	n/a
CPI Inflation factor	1.5%	2.0%	1.9%

The following table summarizes the weighted average actuarial assumptions used to determine net periodic benefit cost:

	For the Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
U.S. Plans
Discount rate	4.0%	3.9%	4.2%
Expected long-term rate of return on plan assets	7.0%	7.2%	7.2%
International Plans
Discount rate	2.8%	3.8%	4.5%
Expected long-term rate of return on plan assets	3.7%	5.2%	6.2%
Inflation factor	1.4%	1.9%	2.4%

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

Asset Mix

Our DB plans weighted-average asset allocations by asset category were as follows:

	December 31,	January 2,
	2016	2016
U.S. Plans
Cash and cash equivalents	—%	—%
Equity securities	60.6%	62.6%
Fixed income investments	39.4%	37.4%
International Plans
Cash and cash equivalents	4.7%	5.5%
Equity securities	55.9%	44.0%
Fixed income investments	35.1%	50.5%
Real Estate	4.3%	—%

Plan Assets

Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. The target allocation percentages for the U.S. Plans’ assets range between 45% to 55% in equity securities, 35% to 45% in fixed income investments, and 5% to 15% in extended asset class investments. The target allocation percentages for the International Plans’ assets range between 50% to 80% in equity securities, 20% to 50% in fixed income investments, 0% to 30% in real estate and 0% to 15% in alternative investments. None of our equity or debt securities are included in plan assets.

Cash Flows

We expect to contribute $3.6 million to the DB plans during the 2017 fiscal year.

The following benefit payments are expected to be paid in the periods indicated below:

(in millions of U.S. dollars)
Expected benefit payments	U.S.	International	Total
FY 2017	$0.9	$2.0	$2.9
FY 2018	0.9	1.9	2.8
FY 2019	0.8	1.7	2.5
FY 2020	0.8	1.7	2.5
FY 2021	0.8	1.6	2.4
FY 2022 through FY 2026	4.5	8.5	13.0

The fair values of the Company’s U.S. pension plan assets are measured at daily net asset value and valued at $11.4 million and $12.7 million at December 31, 2016 and January 2, 2016, respectively.

The fair values of the Company’s International pension plan assets at December 31, 2016 and January 2, 2016 were as follows:

	December 31, 2016
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$2.9	$—	$—
Mutual funds:
Non-U.S. equity securities	6.9	—	—
Fixed income	20.3	—	—
Balanced	14.3	—	—
Other	0.1	1.3	—
Fixed income:
Non-U.S. bonds	12.3	—	—
Insurance contract	—	1.6	—
Real Estate:
Real Estate	—	2.7	—

Total	$56.8	$5.6	$—

	January 2, 2016
(in millions of U.S. dollars)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and cash equivalents	$2.5	$—	$—
Mutual funds:
Non-U.S. equity securities	4.6	—	—
Fixed income	21.0	—	—
Balanced	15.1	—	—
Other	0.2	—	—
Fixed income:
Insurance contract	—	1.8	—

Total	$43.4	$1.8	$—

Note 17—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were as follows:

	Gains and Losses	Pension	Currency
	on Derivative	Benefit	Translation
(in millions of U.S. dollars)[1]	Instruments	Plan Items	Adjustment Items	Total
Balance at December 28, 2013	$0.2	$(8.4)	$(8.6)	$(16.8)

OCI before reclassifications	(0.7)	(4.3)	(30.2)	(35.2)
Amounts reclassified from AOCI	0.7	0.3	—	1.0

Net current-period OCI	—	(4.0)	(30.2)	(34.2)

Balance at January 3, 2015	$0.2	$(12.4)	$(38.8)	$(51.0)

OCI before reclassifications	(5.6)	1.9	(23.3)	(27.0)
Amounts reclassified from AOCI	0.7	0.4	—	1.1

Net current-period OCI	(4.9)	2.3	(23.3)	(25.9)
Purchase of subsidiary shares from non-controlling interest	—	—	0.7	0.7

Ending balance January 2, 2016	$(4.7)	$(10.1)	$(61.4)	$(76.2)

OCI before reclassifications	10.9	(4.8)	(42.0)	(35.9)
Amounts reclassified from AOCI	(6.3)	0.5	—	(5.8)

Net current-period OCI	4.6	(4.3)	(42.0)	(41.7)

Ending balance December 31, 2016	$(0.1)	$(14.4)	$(103.4)	$(117.9)

1.	All amounts are net of tax.

The following table summarizes the amounts reclassified from AOCI for the years ended December 31, 2016, January 2, 2016 and January 3, 2015:

(in millions of U.S. dollars)	For the Year Ended			Affected Line Item in the Statement Where Net Income Is Presented
Details About AOCI Components[1]	December 31, 2016	January 2, 2016	January 3, 2015
Gains and losses on derivative instruments
Foreign currency and commodity hedges	$6.4	$(1.5)	$(1.0)	Cost of sales

	$6.4	$(1.5)	$(1.0)	Total before taxes
	(0.1)	0.8	0.3	Tax (expense) or benefit

	$6.3	$(0.7)	$(0.7)	Net of tax

Amortization of pension benefit plan items
Prior service costs [2]	$(0.1)	$(0.1)	$(0.1)
Actuarial adjustments [2]	—	—	—
Actuarial (losses)/gains [2]	(0.4)	(0.4)	(0.3)

	(0.5)	(0.5)	(0.4)	Total before taxes
	—	0.1	0.1	Tax (expense) or benefit

	$(0.5)	$(0.4)	$(0.3)	Net of tax

Total reclassifications for the period	$5.8	$(1.1)	$(1.0)	Net of tax

1.	Amounts in parenthesis indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 18—Commitments and Contingencies

We lease buildings, machinery and equipment, computer hardware and furniture and fixtures. All contractual increases and rent free periods included in the lease contract are taken into account when calculating the minimum lease payment and are recognized on a straight-line basis over the lease term. Certain leases have renewal periods and contingent rentals, which are not included in the table below. The minimum annual payments under operating leases are as follows:

(in millions of U.S. dollars)
2017	$62.8
2018	52.7
2019	43.9
2020	38.5
2021	30.0
Thereafter	160.8

Total	$388.7

Operating lease expenses were:

(in millions of U.S. dollars)
Year ended December 31, 2016	$57.3
Year ended January 2, 2016	48.3
Year ended January 3, 2015	24.8

Total	$130.4

Operating lease expenses are shown net of sublease income of $1.6 million for 2016. As of December 31, 2016, we had commitments for capital expenditures of approximately $7.0 million.

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

In May 2014, we completed the Aimia Acquisition, which included deferred consideration of £19.9 million (U.S. $33.5 million), which was paid by us on September 15, 2014 and aggregate contingent consideration of up to £16.0 million which was payable upon the achievement of certain measures related to Aimia’s performance during the twelve months ending July 1, 2016. The aggregate contingent consideration was £12.0 million, offset by an existing receivable of £3.9 million due to the Company from the former owners of Aimia, for a final total cash payment of £8.1 million (U.S. $10.8 million at the exchange rate in effect on the date of payment) that was paid during the third quarter of 2016.

We had $42.4 million in standby letters of credit outstanding as of December 31, 2016 ($45.6 million—January 2, 2016; $6.9 million—January 3, 2015).

We have future purchase obligations of $297.9 million that consist of commitments for the purchase of inventory, energy transactions, and payments related to professional fees and information technology outsourcing agreements. These obligations represent the minimum contractual obligations expected under the normal course of business.

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (see Note 20 to the Consolidated Financial Statements). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are over-the-counter instruments with liquid markets.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the years ended December 31, 2016 or January 2, 2016, respectively. Foreign exchange contracts typically have maturities of less than twelve months. All outstanding hedges as of January 2, 2016 are expected to settle in the next twelve months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $15.3 million and $4.5 million as of December 31, 2016 and January 2, 2016 respectively. Approximately $0.1 million and $0.4 million of unrealized net of tax gains related to the foreign currency cash flow hedges were included in AOCI as of December 31, 2016 and January 2, 2016, respectively. The hedge ineffectiveness for these cash flow hedging instruments during 2016, 2015 and 2014 was not material.

We entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualified as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. We had no outstanding aluminum commodity swaps outstanding as of December 31, 2016. The total notional value of derivatives that were designated and qualified for our commodity cash flow hedging program were $49.3 million as of January 2, 2016. Unrealized net of tax losses of $5.3 million related to the commodity swaps were included in AOCI as of January 2, 2016. The cumulative hedge ineffectiveness was not material for the fiscal years ending December 31, 2016 and January 3, 2015. The cumulative hedge ineffectiveness for these hedging instruments was approximately $1.2 million in 2014 and was recognized as an increase in cost of sales within the Consolidated Statements of Operations.

We have entered into coffee futures contracts to hedge exposure to price fluctuations on green coffee associated with fixed-price sales contracts with customers, which generally range from three months to one year in length. These derivative instruments have not been designated and do not qualify as hedging instruments as part of our commodity cash flow hedging program. The notional amounts for the coffee futures contracts not designated or qualifying as hedging instruments was 44.9 million pounds as of December 31, 2016. Approximately $5.7 million of realized gains and $9.7 million of unrealized losses were recognized in other expense (income), net in the Consolidated Statements of Operations for the year ended December 31, 2016.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was $0.1 million and $0.6 million as of December 31, 2016 and January 2, 2016, respectively. The fair value of the Company’s derivative liabilities included in accrued liabilities was $6.1 million and $8.0 million as of December 31, 2016 and January 2, 2016, respectively. A reconciliation of the Company’s derivatives by contract type is shown below:

(in millions of U.S. dollars)
Derivative Contract	Assets	Liabilities
Foreign currency hedge	$0.1	$—
Coffee futures [1]	—	6.1

	$0.1	$6.1

1.	The fair value of the coffee futures excludes amounts in the related margin accounts. As of December 31, 2016, the aggregate margin account balances were $9.2 million and are included in cash & cash equivalents on the Consolidated Balance Sheet.

Coffee futures are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

Coffee futures assets	$1.4
Coffee futures liabilities	(7.5)

Net asset (liability)	$(6.1)

The settlement of our cash flow hedges resulted in a debit to cost of sales of $6.4 million for the year ended December 31, 2016, compared to a debit to cost of sales of $1.5 million for the year ended January 2, 2016.

Note 20—Fair Value Measurements

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

Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value of the derivative assets as of December 31, 2016 and January 2, 2016 was $0.1 million and $0.6 million, respectively. The fair value of the derivative liabilities as of December 31, 2016 and January 2, 2016 was $6.1 million and $8.0 million, respectively.

Fair value of financial instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of December 31, 2016 and January 2, 2016 were as follows:

	December 31, 2016		January 2, 2016
	Carrying	Fair	Carrying	Fair
(in millions of U.S. dollars)	Value	Value	Value	Value
6.750% senior notes due in 2020 [1,3]	$615.7	$647.7	$613.0	$641.4
10.000% senior notes due in 2021 [1,2]	384.2	383.7	390.1	397.3
5.375% senior notes due in 2022 [1,3]	517.9	534.2	516.8	522.4
5.500% senior notes due in 2024 [1,3]	464.3	505.5	—	—

Total	$1,982.1	$2,071.1	$1,519.9	$1,561.1

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.
2.	The outstanding aggregate principal amount of the DSS Notes of $350.0 million was assumed by Cott at fair value of $406.0 million in connection with the DSS Acquisition. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The unamortized premium is $34.2 million and $40.1 million at December 31, 2016 and January 2, 2016, respectively.
3.	Carrying value of our significant outstanding debt is net of unamortized debt issuance costs as of December 31, 2016 and January 2, 2016 (see Note 15 to the Consolidated Financial Statements).

Fair Value of Contingent Consideration

We estimated the fair value of the contingent consideration related to the Aimia Acquisition utilizing financial projections of the acquired business and estimated probabilities of achievement of certain EBITDA targets. The fair value was previously based on significant inputs not observable in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of the contingent consideration at July 2, 2016 was calculated using actual results for the acquired business for the twelve months ended July 1, 2016. Therefore the liability was transferred out of Level 3 and was classified as Level 1 at July 2, 2016. The acquisition date fair value of the contingent consideration was determined to be £10.6 million using a present valued probability-weighted income approach. The final aggregate contingent consideration was calculated to be £12.0 million and was paid during the third quarter of 2016, offset by an existing receivable of £3.9 million due to the Company from the former owners of Aimia, for a net total cash payment of £8.1 million (U.S. $10.8 million at exchange rates in effect on date of payment). Changes in the fair value of contingent consideration liabilities were recognized in other expense (income), net in our Consolidated Statements of Operations. The following tables provide a reconciliation of the beginning and ending balances of this liability.

(in millions of U.S. dollars)	December 31, 2016	January 2, 2016
Fair value at beginning of the period	$16.4	$16.5
Fair value adjustment	1.2	0.8
Foreign exchange gain	(1.7)	(0.9)
Transfers out	(15.9)	—

Fair value at end of the period	$—	$16.4

Note 21—Quarterly Financial Information (unaudited)

	Year Ended December 31, 2016
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue, net	$698.4	$765.0	$885.1	$887.4	$3,235.9
Cost of sales	484.4	512.4	579.3	585.6	2,161.7

Gross profit	214.0	252.6	305.8	301.8	1,074.2
SG&A expenses	197.0	202.1	263.0	296.0	958.1
Loss on disposal of property, plant and equipment, net	0.9	2.2	0.8	2.2	6.1
Acquisition and integration expenses	1.4	11.7	7.4	7.3	27.8

Operating income (loss)	14.7	36.6	34.6	(3.7)	82.2

Net (loss) income attributed to Cott Corporation [1]	$(2.8)	$7.4	$(2.6)	$(79.8)	$(77.8)

Per share data:
Net (loss) income per common share
Basic	$(0.02)	$0.06	$(0.02)	$(0.58)	$(0.61)

Diluted	$(0.02)	$0.06	$(0.02)	$(0.58)	$(0.61)

1.	Net (loss) income attributed to Cott Corporation for the first and third quarters of the fiscal year ended December 31, 2016 have been revised to reflect the ASU 2016-09 amendments requiring the recognition of excess tax benefits and tax deficiencies within income tax expense (benefit) on the Consolidated Statements of Operations. The impact of this adjustment resulted in additional tax benefit of $0.5 million and $1.3 million in the first and third quarters of the fiscal year ended December 31, 2016.

	Year Ended January 2, 2016
(in millions of U.S. dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[1]	Total
Revenue, net	$709.8	$779.8	$755.6	$698.8	$2,944.0
Cost of sales	508.5	539.2	523.1	477.7	2,048.5

Gross profit	201.3	240.6	232.5	221.1	895.5
SG&A expenses	188.5	190.2	196.2	193.7	768.6
Loss on disposal of property, plant and equipment, net	1.4	0.2	1.1	4.2	6.9
Acquisition and integration expenses	4.7	4.1	6.6	5.2	20.6

Operating income	6.7	46.1	28.6	18.0	99.4

Net (loss) income attributed to Cott Corporation	$(6.0)	$2.2	$4.8	$(4.4)	$(3.4)

Per share data:
Net (loss) income per common share
Basic	$(0.06)	$0.02	$0.04	$(0.04)	$(0.03)

Diluted	$(0.06)	$0.02	$0.04	$(0.04)	$(0.03)

1.	During the fourth quarter of the fiscal year ended January 2, 2016, we decreased cost of sales, SG&A expenses and income tax benefit by $4.8 million, $0.2 million and $1.9 million, respectively, as a result of a measurement period adjustment associated with the DSS Acquisition, of which $0.2 million of the total change in cost of sales and less than $0.1 million of the total change in SG&A expenses and income tax benefit, respectively, related to the prior year and with the remainder related to the nine months ended October 3, 2015 (see Note 2 to the Consolidated Financial Statements).

Note 22—Guarantor Subsidiaries

Guarantor Subsidiaries of DSS Notes

The DSS Notes assumed as part of the acquisition of DSS are guaranteed on a senior basis by Cott Corporation and certain of its 100% owned direct and indirect subsidiaries (the “DSS Guarantor Subsidiaries”). DSS and each DSS Guarantor Subsidiary is 100% owned by Cott Corporation. The DSS Notes are fully and unconditionally, jointly and severally, guaranteed by Cott Corporation and the DSS Guarantor Subsidiaries. The Indenture governing the DSS Notes (“DSS Indenture”) requires any 100% owned domestic restricted subsidiary (i) that guarantees or becomes a borrower under the Credit Agreement (as defined in the DSS Indenture) or the ABL facility or (ii) that guarantees any other indebtedness of Cott Corporation, DSS or any of the DSS Guarantor Subsidiaries (other than junior lien obligations) secured by collateral (other than Excluded Property (as defined in the DSS Indenture)) to guarantee on a secured basis the DSS Notes. The guarantees of Cott Corporation and the DSS Guarantor Subsidiaries may be released in limited circumstances only upon the occurrence of certain customary conditions set forth in the Indenture governing the DSS Notes.

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

The 2024 Notes were initially issued on June 30, 2016 by Cott Finance Corporation, which was not a DSS Guarantor Subsidiary. Cott Finance Corporation was declared an unrestricted subsidiary under the Indenture governing the DSS Notes. As a result, such entity is reflected as a DSS Non-Guarantor Subsidiary in the following summarized condensed consolidating financial information through August 2, 2016. Substantially simultaneously with the closing of the acquisition of Eden on August 2, 2016, we assumed all of the obligations of Cott Finance Corporation as issuer under the 2024 Notes, and Cott Corporation’s U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes (including Cott Beverages Inc.) entered into a supplemental indenture to guarantee the 2024 Notes. Currently, the obligors under the 2024 Notes are different than the obligors under the DSS Notes, but identical to the obligors under the 2020 Notes and the 2022 Notes. The 2024 Notes are listed on the official list of the Irish Stock Exchange and are traded on the Global Exchange Market thereof.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2016

(in millions of U.S. dollars)

	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$157.5	$1,006.2	$1,850.9	$278.3	$(57.0)	$3,235.9
Cost of sales	132.7	393.1	1,539.9	153.0	(57.0)	2,161.7

Gross profit	24.8	613.1	311.0	125.3	—	1,074.2
Selling, general and administrative expenses	38.4	560.1	246.2	113.4	—	958.1
(Gain) loss on disposal of property, plant & equipment	(0.7)	7.1	(0.3)	—	—	6.1
Acquisition and integration expenses	—	1.9	23.1	2.8	—	27.8

Operating (loss) income	(12.9)	44.0	42.0	9.1	—	82.2
Other (income) expense, net	(1.9)	(1.6)	5.4	2.0	—	3.9
Intercompany interest (income) expense, net	(2.4)	43.2	(43.2)	2.4	—	—
Interest expense (income), net	14.7	29.3	80.4	(0.2)	—	124.2

(Loss) income before income tax expense (benefit) and equity (loss) income	(23.3)	(26.9)	(0.6)	4.9	—	(45.9)
Income tax expense (benefit)	8.3	(16.6)	34.0	(0.1)	—	25.6
Equity (loss) income	(46.2)	—	6.9	—	39.3	—

Net (loss) income	$(77.8)	$(10.3)	$(27.7)	$5.0	$39.3	$(71.5)
Less: Net income attributable to non-controlling interests	—	—	—	6.3	—	6.3

Net (loss) income attributed to Cott Corporation	$(77.8)	$(10.3)	$(27.7)	$(1.3)	$39.3	$(77.8)

Comprehensive (loss) income attributed to Cott Corporation	$(119.5)	$(10.3)	$115.8	$(1.2)	$(104.3)	$(119.5)

Condensed Consolidating Statement of Operations

For the year ended January 2, 2016

(in millions of U.S. dollars)

			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$147.7	$1,021.1	$1,702.6	$131.6	$(59.0)	$2,944.0
Cost of sales	124.6	402.8	1,474.7	105.4	(59.0)	2,048.5

Gross profit	23.1	618.3	227.9	26.2	—	895.5
Selling, general and administrative expenses	23.3	557.3	175.7	12.3	—	768.6
Loss on disposal of property, plant & equipment	0.1	5.3	1.5	—	—	6.9
Acquisition and integration expenses	—	16.7	3.9	—	—	20.6

Operating (loss) income	(0.3)	39.0	46.8	13.9	—	99.4
Other (income) expense, net	(8.6)	(1.2)	0.2	0.1	—	(9.5)
Intercompany interest (income) expense, net	(4.9)	43.5	(38.6)	—	—	—
Interest expense, net	0.2	30.1	80.7	—	—	111.0

Income (loss) before income tax expense (benefit) and equity income	13.0	(33.4)	4.5	13.8	—	(2.1)
Income tax expense (benefit)	1.6	(8.1)	(16.3)	0.1	—	(22.7)
Equity income	3.1	—	5.8	—	(8.9)	—

Net income (loss)	$14.5	$(25.3)	$26.6	$13.7	$(8.9)	$20.6
Less: Net income attributable to non-controlling interests	—	—	—	6.1	—	6.1
Less: Accumulated dividends on convertible shares	4.5	—	—	—	—	4.5
Less: Accumulated dividends on non-convertible shares	1.4	—	—	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—	12.0
Net (loss) income attributed to Cott Corporation	$(3.4)	$(25.3)	$26.6	$7.6	$(8.9)	$(3.4)

Comprehensive (loss) income attributed to Cott Corporation	$(29.3)	$(25.6)	$45.6	$11.4	$(31.4)	$(29.3)

Condensed Consolidating Statement of Operations

For the year ended January 3, 2015

(in millions of U.S. dollars)

			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$166.3	$28.7	$1,819.0	$137.9	$(49.1)	$2,102.8
Cost of sales	144.8	15.9	1,600.1	114.6	(49.1)	1,826.3

Gross profit	21.5	12.8	218.9	23.3	—	276.5
Selling, general and administrative expenses	23.1	14.5	164.1	12.0	—	213.7
Loss on disposal of property, plant & equipment	0.2	0.1	1.3	0.1	—	1.7
Restructuring	2.1	—	0.3	—	—	2.4
Asset impairments	0.9	—	0.8	—	—	1.7
Acquisition and integration expenses	—	—	41.3	—	—	41.3

Operating (loss) income	(4.8)	(1.8)	11.1	11.2	—	15.7
Other (income) expense, net	(10.9)	(0.1)	31.9	0.1	—	21.0
Intercompany interest (income) expense, net	(0.7)	2.6	(1.9)	—	—	—
Interest expense, net	0.2	1.0	38.4	0.1	—	39.7

Income (loss) before income tax expense (benefit) and equity income	6.6	(5.3)	(57.3)	11.0	—	(45.0)
Income tax expense (benefit)	0.3	(2.5)	(59.8)	0.6	—	(61.4)
Equity income	4.5	—	6.1	—	(10.6)	—

Net income (loss)	$10.8	$(2.8)	$8.6	$10.4	$(10.6)	$16.4
Less: Net income attributable to non-controlling interests	—	—	—	5.6	—	5.6
Less: Accumulated dividends on convertible shares	0.6	—	—	—	—	0.6
Less: Accumulated dividends on non-convertible shares	0.2	—	—	—	—	0.2
Net income (loss) attributed to Cott Corporation	$10.0	$(2.8)	$8.6	$4.8	$(10.6)	$10.0

Comprehensive (loss) income attributed to Cott Corporation	$(23.4)	$(26.7)	$10.6	$8.5	$7.6	$(23.4)

Consolidating Balance Sheet

As of December 31, 2016

(in millions of U.S. dollars)

			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.8	$22.7	$52.1	$38.5	$—	$118.1
Accounts receivable, net of allowance	27.4	121.7	239.6	93.7	(78.5)	403.9
Inventories	14.0	29.2	237.1	21.1	—	301.4
Prepaid expenses and other assets	1.4	7.1	16.6	4.7	—	29.8

Total current assets	47.6	180.7	545.4	158.0	(78.5)	853.2
Property, plant & equipment, net	27.5	364.5	430.7	107.2	—	929.9
Goodwill	20.3	582.0	290.4	282.7	—	1,175.4
Intangible assets, net	0.1	356.8	385.0	197.8	—	939.7
Deferred tax assets	—	—	—	0.2	—	0.2
Other assets, net	1.2	14.6	23.1	2.4	—	41.3
Due from affiliates	943.2	—	544.3	—	(1,487.5)	—
Investments in subsidiaries	361.9	—	400.5	—	(762.4)	—

Total assets	$1,401.8	$1,498.6	$2,619.4	$748.3	$(2,328.4)	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$207.0	$—	$—	$207.0
Current maturities of long-term debt	—	—	2.7	3.0	—	5.7
Accounts payable and accrued liabilities	66.5	135.1	341.0	133.3	(78.5)	597.4

Total current liabilities	66.5	135.1	550.7	136.3	(78.5)	810.1
Long-term debt	464.3	384.2	1,136.7	2.8	—	1,988.0
Deferred tax liabilities	1.0	81.2	49.0	26.6	—	157.8
Other long-term liabilities	0.5	38.0	49.9	21.6	—	110.0
Due to affiliates	1.0	543.3	453.4	489.8	(1,487.5)	—

Total liabilities	533.3	1,181.8	2,239.7	677.1	(1,566.0)	3,065.9
Equity
Common shares, no par	909.3	355.4	691.5	149.7	(1,196.6)	909.3
Additional paid-in-capital	54.2	—	—	—	—	54.2
Retained earnings (deficit)	22.9	(38.4)	(469.6)	(92.9)	600.9	22.9
Accumulated other comprehensive (loss) income	(117.9)	(0.2)	157.8	9.1	(166.7)	(117.9)

Total Cott Corporation equity	868.5	316.8	379.7	65.9	(762.4)	868.5
Non-controlling interests	—	—	—	5.3	—	5.3

Total equity	868.5	316.8	379.7	71.2	(762.4)	873.8

Total liabilities and equity	$1,401.8	$1,498.6	$2,619.4	$748.3	$(2,328.4)	$3,939.7

Consolidating Balance Sheet

As of January 2, 2016

(in millions of U.S. dollars)

			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$20.8	$12.8	$38.4	$5.1	$—	$77.1
Accounts receivable, net of allowance	18.3	122.6	184.6	13.0	(45.2)	293.3
Inventories	13.0	31.4	199.4	5.6	—	249.4
Prepaid expenses and other assets	2.2	5.3	10.9	0.4	—	18.8

Total current assets	54.3	172.1	433.3	24.1	(45.2)	638.6
Property, plant & equipment, net	29.7	372.6	360.8	6.7	—	769.8
Goodwill	19.8	579.1	160.7	—	—	759.6
Intangible assets, net	0.1	390.6	290.6	2.8	—	684.1
Deferred tax assets	7.4	—	38.2	0.2	(38.2)	7.6
Other assets, net	0.7	11.9	15.0	—	—	27.6
Due from affiliates	400.1	—	544.3	—	(944.4)	—
Investments in subsidiaries	176.3	—	400.0	—	(576.3)	—

Total assets	$688.4	$1,526.3	$2,242.9	$33.8	$(1,604.1)	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$122.0	$—	$—	$122.0
Current maturities of long-term debt	—	—	3.0	0.4	—	3.4
Accounts payable and accrued liabilities	47.6	131.8	295.1	8.3	(45.2)	437.6

Total current liabilities	47.6	131.8	420.1	8.7	(45.2)	563.0
Long-term debt	—	390.1	1,135.3	—	—	1,525.4
Deferred tax liabilities	—	97.7	17.0	—	(38.2)	76.5
Other long-term liabilities	0.5	36.2	38.7	1.1	—	76.5
Due to affiliates	1.0	543.3	371.9	28.2	(944.4)	—

Total liabilities	49.1	1,199.1	1,983.0	38.0	(1,027.8)	2,241.4
Equity
Common shares, no par	534.7	355.5	683.1	38.6	(1,077.2)	534.7
Additional paid-in-capital	51.2	—	—	—	—	51.2
Retained earnings (deficit)	129.6	(28.1)	(437.5)	(58.4)	524.0	129.6
Accumulated other comprehensive (loss) income	(76.2)	(0.2)	14.3	9.0	(23.1)	(76.2)

Total Cott Corporation equity	639.3	327.2	259.9	(10.8)	(576.3)	639.3
Non-controlling interests	—	—	—	6.6	—	6.6

Total equity	639.3	327.2	259.9	(4.2)	(576.3)	645.9

Total liabilities and equity	$688.4	$1,526.3	$2,242.9	$33.8	$(1,604.1)	$2,887.3

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2016

(in millions of U.S. dollars)

			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by operating activities	$127.5	$90.8	$25.1	$88.1	$(61.7)	$269.8

Investing Activities
Acquisition, net of cash received	(954.0)	(5.4)	—	—	—	(959.4)
Additions to property, plant & equipment	(1.5)	(72.4)	(54.4)	(11.5)	—	(139.8)
Additions to intangible assets	—	(3.8)	(3.9)	(0.4)	—	(8.1)
Proceeds from sale of property, plant & equipment	0.8	0.7	5.4	1.9	—	8.8
Proceeds from insurance recoveries	—	—	1.5	—	—	1.5
Other investing activities	—	—	0.4	—	—	0.4

Net cash used in investing activities	(954.7)	(80.9)	(51.0)	(10.0)	—	(1,096.6)

Financing Activities
Payments of long-term debt	—	—	(2.9)	(0.7)	—	(3.6)
Issuance of long-term debt	498.7	—	—	—		498.7
Borrowings under ABL	176.4	—	2,225.2	1.6	—	2,403.2
Payments under ABL	(178.7)	—	(2,140.2)	(1.4)	—	(2,320.3)
Distributions to non-controlling interests	—	—	—	(7.7)	—	(7.7)
Issuance of common shares	366.8	—	—	—		366.8
Financing fees	(13.5)	—	—	—	—	(13.5)
Common shares repurchased and cancelled	(5.7)	—	—	—	—	(5.7)
Dividends paid to common shareholders	(31.4)	—	—	—	—	(31.4)
Payments of deferred consideration for acquisitions	—	—	(10.8)	—	—	(10.8)
Intercompany dividends	—	—	(27.0)	(34.7)	61.7	—

Net cash provided by (used in) financing activities	812.6	—	44.3	(42.9)	61.7	875.7
Effect of exchange rate changes on cash	(1.4)	—	(4.7)	(1.8)	—	(7.9)

Net (decrease) increase cash & cash equivalents	(16.0)	9.9	13.7	33.4	—	41.0

Cash & cash equivalents, beginning of period	20.8	12.8	38.4	5.1	—	77.1

Cash & cash equivalents, end of period	$4.8	$22.7	$52.1	$38.5	$—	$118.1

Condensed Consolidating Statement of Cash Flows

For the year ended January 2, 2016

(in millions of U.S. dollars)

			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by operating activities	$56.2	$58.4	$152.9	$17.3	$(30.2)	$254.6

Investing Activities
Acquisition, net of cash received	—	(24.0)	—	—	—	(24.0)
Additions to property, plant & equipment	(2.0)	(67.2)	(40.3)	(1.3)	—	(110.8)
Additions to intangible assets	—	(3.1)	(1.5)	—	—	(4.6)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	14.3	26.6	—	—	40.9
Other investing activities	—	—	(1.2)	—	—	(1.2)

Net cash used in investing activities	(2.0)	(80.0)	(16.4)	(1.3)	—	(99.7)

Financing Activities
Payments of long-term debt	(0.1)	—	(2.9)	(0.7)	—	(3.7)
Borrowings under ABL	—	—	994.5	—	—	994.5
Payments under ABL	—	—	(1,101.8)	—	—	(1,101.8)
Distributions to non-controlling interests	—	—	—	(8.5)	—	(8.5)
Issuance of common shares	143.1	—	—	—	—	143.1
Financing fees	—	—	(0.6)	—	—	(0.6)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Common shares repurchased and cancelled	(0.8)	—	—	—	—	(0.8)
Dividends to common and preferred shareholders	(31.0)	—	—	—	—	(31.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	—	(21.4)	(8.8)	30.2	—

Net cash used in financing activities	(37.6)	—	(134.7)	(18.0)	30.2	(160.1)
Effect of exchange rate changes on cash	(2.0)	—	(1.6)	(0.3)	—	(3.9)

Net increase (decrease) in cash & cash equivalents	14.6	(21.6)	0.2	(2.3)	—	(9.1)

Cash & cash equivalents, beginning of period	6.2	34.4	38.2	7.4	—	86.2

Cash & cash equivalents, end of period	$20.8	$12.8	$38.4	$5.1	$—	$77.1

Condensed Consolidating Statement of Cash Flows

For the year ended January 3, 2015

(in millions of U.S. dollars)

			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by operating activities	$42.0	$9.2	$56.6	$12.7	$(63.8)	$56.7

Investing Activities
Acquisition, net of cash received	—	—	(798.5)	—	—	(798.5)
Additions to property, plant & equipment	(1.9)	(3.6)	(40.4)	(0.8)	—	(46.7)
Additions to intangible assets	—	—	(6.9)	—	—	(6.9)
Proceeds from sale of property, plant & equipment	—	—	1.8	—	—	1.8

Net cash used in investing activities	(1.9)	(3.6)	(844.0)	(0.8)	—	(850.3)

Financing Activities
Payments of long-term debt	(0.1)	—	(392.4)	(1.1)	—	(393.6)
Issue of long-term debt	—	—	1,150.0	—	—	1,150.0
Borrowings under ABL	—	—	959.0	—	—	959.0
Payments under ABL	—	—	(779.6)	—	—	(779.6)
Distributions to non-controlling interests	—	—	—	(8.5)	—	(8.5)
Financing fees	—	—	(24.0)	—	—	(24.0)
Common shares repurchased and cancelled	(12.1)	—	—	—	—	(12.1)
Dividends to common shareholders	(22.8)	—	—	—	—	(22.8)
Payment of deferred consideration for acquisitions	—	—	(32.4)	—	—	(32.4)
Intercompany financing transactions	—	28.8	(28.8)	—	—	—
Other financing activities	—	—	(0.3)	—	—	(0.3)
Intercompany dividends	—	—	(63.8)	—	63.8	—

Net cash (used in) provided by financing activities	(35.0)	28.8	787.7	(9.6)	63.8	835.7
Effect of exchange rate changes on cash	(0.4)	—	(2.3)	(0.4)	—	(3.1)

Net increase (decrease) in cash & cash equivalents	4.7	34.4	(2.0)	1.9	—	39.0

Cash & cash equivalents, beginning of period	1.5	—	40.2	5.5	—	47.2

Cash & cash equivalents, end of period	$6.2	$34.4	$38.2	$7.4	$—	$86.2

Guarantor Subsidiaries of 2020 Notes, 2022 Notes, and 2024 Notes

The 2020 Notes and 2022 Notes, each issued by Cott Corporation’s 100% owned subsidiary CBI, are fully and unconditionally, jointly and severally guaranteed on a senior basis by Cott Corporation and certain of its 100% owned direct and indirect subsidiaries (the “Cott Guarantor Subsidiaries”). The Indentures governing the 2020 Notes and the 2022 Notes require (i) any 100% owned direct and indirect restricted subsidiary that guarantees any indebtedness of CBI or any guarantor and (ii) any non-100% owned subsidiary that guarantees any other capital markets debt of CBI or any guarantor to guarantee the 2020 Notes and the 2022 Notes. No non-100% owned subsidiaries guarantee the 2020 Notes or the 2022 Notes. The guarantees of Cott Corporation and the Cott Guarantor Subsidiaries may be released in limited circumstances only upon the occurrence of certain customary conditions set forth in the Indentures governing the 2020 Notes and the 2022 Notes.

The 2024 Notes were initially issued on June 30, 2016 by Cott Finance Corporation, which was not a Cott Guarantor Subsidiary. Cott Finance Corporation was declared an unrestricted subsidiary under the Indentures governing the 2022 Notes and the 2020 Notes. As a result, such entity is reflected as a Cott Non-Guarantor Subsidiary in the following summarized condensed consolidating financial information through August 2, 2016. Substantially simultaneously with the closing of the Eden Acquisition on August 2, 2016, we assumed all of the obligations of Cott Finance Corporation as issuer under the 2024 Notes, and Cott Corporation’s U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries that are currently obligors under the 2022 Notes and the 2020 Notes (including CBI) entered into a supplemental indenture to guarantee the 2024 Notes. The Indenture governing the 2024 Notes requires (i) any 100% owned domestic restricted subsidiary that guarantees any debt of the issuer or any guarantor and (ii) and any non-100% owned subsidiary that guarantees any other capital markets debt of Cott Corporation or any other guarantor to guarantee the 2024 Notes. No non-100% owned subsidiaries guarantee the 2024 Notes. The guarantees of CBI and the Cott Guarantor Subsidiaries may be released in limited circumstances only upon the occurrence of certain customary conditions set forth in the Indenture governing the 2024 Notes. Currently, the obligors under the 2024 Notes are identical to the obligors under the 2020 Notes and the 2022 Notes, but different than the obligors under the DSS Notes. The 2024 Notes are listed on the official list of the Irish Stock Exchange and are traded on the Global Exchange Market thereof.

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

Condensed Consolidating Statement of Operations

For the year ended December 31, 2016

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$157.5	$701.3	$2,155.8	$278.3	$(57.0)	$3,235.9
Cost of sales	132.7	593.3	1,339.7	153.0	(57.0)	2,161.7

Gross profit	24.8	108.0	816.1	125.3	—	1,074.2
Selling, general and administrative expenses	38.4	89.8	716.5	113.4	—	958.1
(Gain) loss on disposal of property, plant & equipment	(0.7)	0.8	6.0	—	—	6.1
Acquisition and integration expenses	—	17.9	7.1	2.8	—	27.8

Operating (loss) income	(12.9)	(0.5)	86.5	9.1	—	82.2
Other (income) expense, net	(1.9)	(1.3)	5.1	2.0	—	3.9
Intercompany interest (income) expense, net	(2.4)	(42.5)	42.5	2.4	—	0.0
Interest expense (income), net	14.7	80.4	29.3	(0.2)	—	124.2

(Loss) income before income tax expense (benefit) and equity (loss) income	(23.3)	(37.1)	9.6	4.9	—	(45.9)
Income tax expense (benefit)	8.3	34.0	(16.6)	(0.1)	—	25.6
Equity (loss) income	(46.2)	6.6	0.3	—	39.3	—

Net (loss) income	$(77.8)	$(64.5)	$26.5	$5.0	$39.3	$(71.5)
Less: Net income attributable to non-controlling interests	—	—	—	6.3	—	6.3

Net (loss) income attributed to Cott Corporation	$(77.8)	$(64.5)	$26.5	$(1.3)	$39.3	$(77.8)

Comprehensive (loss) income attributed to Cott Corporation	$(119.5)	$(67.9)	$173.4	$(1.2)	$(104.3)	$(119.5)

Condensed Consolidating Statement of Operations

For the year ended January 2, 2016

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$147.7	$715.0	$2,008.7	$131.6	$(59.0)	$2,944.0
Cost of sales	124.6	611.5	1,266.0	105.4	(59.0)	2,048.5

Gross profit	23.1	103.5	742.7	26.2	—	895.5
Selling, general and administrative expenses	23.3	91.6	641.4	12.3	—	768.6
Loss on disposal of property, plant & equipment	0.1	0.5	6.3	—	—	6.9
Acquisition and integration expenses	—	3.2	17.4	—	—	20.6

Operating (loss) income	(0.3)	8.2	77.6	13.9	—	99.4
Other (income) expense, net	(8.6)	—	(1.0)	0.1	—	(9.5)
Intercompany interest (income) expense, net	(4.9)	(51.2)	56.1	—	—	—
Interest expense, net	0.2	80.1	30.7	—	—	111.0

Income (loss) before income tax expense (benefit) and equity income (loss)	13.0	(20.7)	(8.2)	13.8	—	(2.1)
Income tax expense (benefit)	1.6	(14.8)	(9.6)	0.1	—	(22.7)
Equity income (loss)	3.1	6.1	(0.3)	—	(8.9)	—

Net income	$14.5	$0.2	$1.1	$13.7	$(8.9)	$20.6
Less: Net income attributable to non-controlling interests	—	—	—	6.1	—	6.1
Less: Accumulated dividends on convertible shares	4.5	—	—	—	—	4.5
Less: Accumulated dividends on non-convertible shares	1.4	—	—	—	—	1.4
Less: Foreign exchange impact on redemption of preferred shares	12.0	—	—	—	—	12.0

Net (loss) income attributed to Cott Corporation	$(3.4)	$0.2	$1.1	$7.6	$(8.9)	$(3.4)

Comprehensive (loss) income attributed to Cott Corporation	$(29.3)	$(7.9)	$27.9	$11.4	$(31.4)	$(29.3)

Condensed Consolidating Statement of Operations

For the year ended January 3, 2015

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenue, net	$166.3	$745.1	$1,102.6	$137.9	$(49.1)	$2,102.8
Cost of sales	144.8	643.2	972.8	114.6	(49.1)	1,826.3

Gross profit	21.5	101.9	129.8	23.3	—	276.5
Selling, general and administrative expenses	23.1	85.9	92.7	12.0	—	213.7
Loss on disposal of property, plant & equipment	0.2	0.1	1.3	0.1	—	1.7
Restructuring	2.1	0.3	—	—	—	2.4
Asset impairments	0.9	0.8	—	—	—	1.7
Acquisition and integration expenses	—	38.8	2.5	—	—	41.3

Operating (loss) income	(4.8)	(24.0)	33.3	11.2	—	15.7
Other (income) expense, net	(10.9)	21.8	10.0	0.1	—	21.0
Intercompany interest (income) expense, net	(0.7)	(18.4)	19.1	—	—	—
Interest expense, net	0.2	37.2	2.2	0.1	—	39.7

Income (loss) before income tax expense (benefit) and equity income	6.6	(64.6)	2.0	11.0	—	(45.0)
Income tax expense (benefit)	0.3	(59.6)	(2.7)	0.6	—	(61.4)
Equity income	4.5	6.1	—	—	(10.6)	—

Net income	$10.8	$1.1	$4.7	$10.4	$(10.6)	$16.4
Less: Net income attributable to non-controlling interests	—	—	—	5.6	—	5.6
Less: Accumulated dividends on convertible shares	0.6	—	—	—	—	0.6
Less: Accumulated dividends on non-convertible shares	0.2	—	—	—	—	0.2

Net income attributed to Cott Corporation	$10.0	$1.1	$4.7	$4.8	$(10.6)	$10.0

Comprehensive (loss) income attributed to Cott Corporation	$(23.4)	$(31.5)	$15.4	$8.5	$7.6	$(23.4)

Consolidating Balance Sheet

As of December 31, 2016

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.8	$3.1	$71.7	$38.5	$—	$118.1
Accounts receivable, net of allowance	27.4	73.3	443.1	93.7	(233.6)	403.9
Inventories	14.0	72.0	194.3	21.1	—	301.4
Prepaid expenses and other assets	1.4	4.3	19.4	4.7	—	29.8

Total current assets	47.6	152.7	728.5	158.0	(233.6)	853.2
Property, plant & equipment, net	27.5	154.4	640.8	107.2	—	929.9
Goodwill	20.3	4.5	867.9	282.7	—	1,175.4
Intangible assets, net	0.1	66.2	675.6	197.8	—	939.7
Deferred tax assets	—	6.0	—	0.2	(6.0)	0.2
Other assets, net	1.2	17.0	20.7	2.4	—	41.3
Due from affiliates	943.2	580.2	343.1	—	(1,866.5)	—
Investments in subsidiaries	361.9	847.3	989.8	—	(2,199.0)	—

Total assets	$1,401.8	$1,828.3	$4,266.4	$748.3	$(4,305.1)	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$207.0	$—	$—	$—	$207.0
Current maturities of long-term debt	—	2.5	0.2	3.0	—	5.7
Accounts payable and accrued liabilities	66.5	261.9	369.3	133.3	(233.6)	597.4

Total current liabilities	66.5	471.4	369.5	136.3	(233.6)	810.1
Long-term debt	464.3	1,135.6	385.3	2.8	—	1,988.0
Deferred tax liabilities	1.0	—	136.2	26.6	(6.0)	157.8
Other long-term liabilities	0.5	24.4	63.5	21.6	—	110.0
Due to affiliates	1.0	142.1	1,233.6	489.8	(1,866.5)	—

Total liabilities	533.3	1,773.5	2,188.1	677.1	(2,106.1)	3,065.9
Equity
Common shares, no par	909.3	834.8	1,648.7	149.7	(2,633.2)	909.3
Additional paid-in-capital	54.2	—	—	—	—	54.2
Retained earnings (deficit)	22.9	(759.9)	251.9	(92.9)	600.9	22.9
Accumulated other comprehensive (loss) income	(117.9)	(20.1)	177.7	9.1	(166.7)	(117.9)

Total Cott Corporation equity	868.5	54.8	2,078.3	65.9	(2,199.0)	868.5
Non-controlling interests	—	—	—	5.3	—	5.3

Total equity	868.5	54.8	2,078.3	71.2	(2,199.0)	873.8

Total liabilities and equity	$1,401.8	$1,828.3	$4,266.4	$748.3	$(4,305.1)	$3,939.7

Consolidating Balance Sheet

As of January 2, 2016

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$20.8	$1.0	$50.2	$5.1	$—	$77.1
Accounts receivable, net of allowance	18.3	63.3	361.8	13.0	(163.1)	293.3
Inventories	13.0	76.7	154.1	5.6	—	249.4
Prepaid expenses and other assets	2.2	5.2	11.0	0.4	—	18.8

Total current assets	54.3	146.2	577.1	24.1	(163.1)	638.6
Property, plant & equipment, net	29.7	163.3	570.1	6.7	—	769.8
Goodwill	19.8	4.5	735.3	—	—	759.6
Intangible assets, net	0.1	69.8	611.4	2.8	—	684.1
Deferred tax assets	7.4	38.2	—	0.2	(38.2)	7.6
Other assets, net	0.7	9.4	17.5	—		27.6
Due from affiliates	400.1	587.5	2.6	—	(990.2)	—
Investments in subsidiaries	176.3	847.3	702.5	—	(1,726.1)	—

Total assets	$688.4	$1,866.2	$3,216.5	$33.8	$(2,917.6)	$2,887.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$122.0	$—	$—	$—	$122.0
Current maturities of long-term debt	—	2.6	0.4	0.4	—	3.4
Accounts payable and accrued liabilities	47.6	234.6	310.2	8.3	(163.1)	437.6

Total current liabilities	47.6	359.2	310.6	8.7	(163.1)	563.0
Long-term debt	—	1,134.1	391.3	—	—	1,525.4
Deferred tax liabilities	—	—	114.7	—	(38.2)	76.5
Other long-term liabilities	0.5	20.0	54.9	1.1	—	76.5
Due to affiliates	1.0	1.6	959.4	28.2	(990.2)	—

Total liabilities	49.1	1,514.9	1,830.9	38.0	(1,191.5)	2,241.4
Equity
Common shares, no par	534.7	701.5	1,486.9	38.6	(2,227.0)	534.7
Additional paid-in-capital	51.2	—	—	—	—	51.2
Retained earnings (deficit)	129.6	(333.5)	(132.1)	(58.4)	524.0	129.6
Accumulated other comprehensive (loss) income	(76.2)	(16.7)	30.8	9.0	(23.1)	(76.2)

Total Cott Corporation equity	639.3	351.3	1,385.6	(10.8)	(1,726.1)	639.3
Non-controlling interests	—	—	—	6.6	—	6.6

Total equity	639.3	351.3	1,385.6	(4.2)	(1,726.1)	645.9

Total liabilities and equity	$688.4	$1,866.2	$3,216.5	$33.8	$(2,917.6)	$2,887.3

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2016

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$127.5	$(37.0)	$152.9	$88.1	$(61.7)	$269.8

Investing Activities
Acquisition, net of cash received	(954.0)	—	(5.4)	—	—	(959.4)
Additions to property, plant & equipment	(1.5)	(24.7)	(102.1)	(11.5)	—	(139.8)
Additions to intangible assets	—	(3.3)	(4.4)	(0.4)	—	(8.1)
Proceeds from sale of property, plant & equipment	0.8	0.2	5.9	1.9	—	8.8
Proceeds from insurance recoveries	—	1.5	—	—	—	1.5
Other investing activities	—	—	0.4	—	—	0.4

Net cash used in investing activities	(954.7)	(26.3)	(105.6)	(10.0)	—	(1,096.6)

Financing Activities
Payments of long-term debt	—	(2.7)	(0.2)	(0.7)	—	(3.6)
Issuance of long-term debt	498.7	—	—	—	—	498.7
Borrowings under ABL	176.4	2,225.2	—	1.6	—	2,403.2
Payments under ABL	(178.7)	(2,140.2)	—	(1.4)	—	(2,320.3)
Distributions to non-controlling interests	—	—	—	(7.7)	—	(7.7)
Issuance of common shares	366.8	—	—	—	—	366.8
Financing fees	(13.5)	—	—	—	—	(13.5)
Common shares repurchased and cancelled	(5.7)	—	—	—	—	(5.7)
Dividends to common shareholders	(31.4)	—	—	—	—	(31.4)
Payment of deferred consideration for acquisitions	—	—	(10.8)	—	—	(10.8)
Intercompany dividends	—	(16.9)	(10.1)	(34.7)	61.7	—

Net cash provided by (used in) financing activities	812.6	65.4	(21.1)	(42.9)	61.7	875.7
Effect of exchange rate changes on cash	(1.4)	—	(4.7)	(1.8)	—	(7.9)

Net (decrease) increase in cash & cash equivalents	(16.0)	2.1	21.5	33.4	—	41.0

Cash & cash equivalents, beginning of period	20.8	1.0	50.2	5.1	—	77.1

Cash & cash equivalents, end of period	$4.8	$3.1	$71.7	$38.5	$—	$118.1

Condensed Consolidating Statement of Cash Flows

For the year ended January 2, 2016

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by operating activities	$56.2	$127.4	$106.5	$17.3	$(52.8)	$254.6

Investing Activities
Acquisition, net of cash received	—	—	(24.0)	—	—	(24.0)
Additions to property, plant & equipment	(2.0)	(22.3)	(85.2)	(1.3)	—	(110.8)
Additions to intangible assets	—	(1.5)	(3.1)	—	—	(4.6)
Proceeds from sale of property, plant & equipment and sale-leaseback	—	16.0	24.9	—	—	40.9
Other investing activities	—	—	(1.2)	—	—	(1.2)

Net cash used in investing activities	(2.0)	(7.8)	(88.6)	(1.3)	—	(99.7)

Financing Activities
Payments of long-term debt	(0.1)	(2.6)	(0.3)	(0.7)	—	(3.7)
Borrowings under ABL	—	950.2	44.3	—	—	994.5
Payments under ABL	—	(1,057.3)	(44.5)	—	—	(1,101.8)
Distributions to non-controlling interests	—	—	—	(8.5)	—	(8.5)
Issuance of common shares	143.1	—	—	—	—	143.1
Financing fees	—	(0.6)	—	—	—	(0.6)
Preferred shares repurchased and cancelled	(148.8)	—	—	—	—	(148.8)
Common shares repurchased and cancelled	(0.8)	—	—	—	—	(0.8)
Dividends to common and preferred shareholders	(31.0)	—	—	—	—	(31.0)
Payment of deferred consideration for acquisitions	—	—	(2.5)	—	—	(2.5)
Intercompany dividends	—	(16.9)	(27.1)	(8.8)	52.8	—

Net cash used in financing activities	(37.6)	(127.2)	(30.1)	(18.0)	52.8	(160.1)
Effect of exchange rate changes on cash	(2.0)	—	(1.6)	(0.3)	—	(3.9)

Net increase (decrease) in cash & cash equivalents	14.6	(7.6)	(13.8)	(2.3)	—	(9.1)

Cash & cash equivalents, beginning of period	6.2	8.6	64.0	7.4	—	86.2

Cash & cash equivalents, end of period	$20.8	$1.0	$50.2	$5.1	$—	$77.1

Condensed Consolidating Statement of Cash Flows

For the year ended January 3, 2015

(in millions of U.S. dollars)

			Cott	Cott
	Cott	Cott	Guarantor	Non-Guarantor	Elimination
	Corporation	Beverages Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$42.0	$(29.2)	$112.9	$21.5	$(90.5)	$56.7

Investing Activities
Acquisition, net of cash received	—	(798.5)	—	—	—	(798.5)
Additions to property, plant & equipment	(1.9)	(27.1)	(16.9)	(0.8)	—	(46.7)
Additions to intangible assets	—	(6.9)	—	—	—	(6.9)
Proceeds from sale of property, plant & equipment	—	1.7	—	0.1	—	1.8

Net cash used in investing activities	(1.9)	(830.8)	(16.9)	(0.7)	—	(850.3)

Financing Activities
Payments of long-term debt	(0.1)	(392.0)	(0.4)	(1.1)	—	(393.6)
Issue of long-term debt	—	1,150.0	—	—	—	1,150.0
Borrowings under ABL	—	959.0	—	—	—	959.0
Payments under ABL	—	(746.2)	(33.4)	—	—	(779.6)
Distributions to non-controlling interests	—	—	—	(8.5)	—	(8.5)
Financing fees	—	(24.0)	—	—	—	(24.0)
Common shares repurchased and cancelled	(12.1)	—	—	—	—	(12.1)
Dividends to common and preferred shareholders	(22.8)	—	—	—	—	(22.8)
Payment of deferred consideration for acquisitions	—	(32.4)	—	—	—	(32.4)
Intercompany financing transactions	—	(28.8)	28.8	—	—	—
Other financing activities	—	(0.3)	—	—	—	(0.3)
Intercompany dividends	—	(17.8)	(63.8)	(8.9)	90.5	—

Net cash (used in) provided by financing activities	(35.0)	867.5	(68.8)	(18.5)	90.5	835.7
Effect of exchange rate changes on cash	(0.4)	—	(2.3)	(0.4)	—	(3.1)

Net increase in cash & cash equivalents	4.7	7.5	24.9	1.9	—	39.0

Cash & cash equivalents, beginning of period	1.5	1.1	39.1	5.5	—	47.2

Cash & cash equivalents, end of period	$6.2	$8.6	$64.0	$7.4	$—	$86.2

Note 23—Subsequent Event

On February 22, 2017, the Board of Directors declared a dividend of $0.06 per common share, payable in cash on March 29, 2017 to shareowners of record at the close of business on March 14, 2017.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions of U.S. dollars)	Year Ended December 31, 2016
	Balance at		Charged to	Charged to		Balance at
	Beginning	Reduction	Costs and	Other		End of
Description	of Year	in Sales	Expenses	Accounts	Deductions[1]	Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(9.2)	$(0.1)	$(11.8)	$12.1	$0.2	$(8.8)
Inventories	(14.9)	—	(3.8)	1.2	3.3	(14.2)
Deferred tax assets[2]	(15.4)	—	(61.2)	(53.3)	—	(129.9)

	$(39.5)	$(0.1)	$(76.8)	$(40.0)	$3.5	$(152.9)

(in millions of U.S. dollars)	Year Ended January 2, 2016
	Balance at		Charged to	Charged to		Balance at
	Beginning	Reduction	Costs and	Other		End of
Description	of Year	in Sales	Expenses	Accounts	Deductions[1]	Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables[3]	$(6.5)	$0.1	$(16.8)	$12.4	$1.6	$(9.2)
Inventories[3]	(18.2)	—	(5.1)	0.2	8.2	(14.9)
Deferred tax assets	(15.8)	—	0.4	—	—	(15.4)

	$(40.5)	$0.1	$(21.5)	$12.6	$9.8	$(39.5)

(in millions of U.S. dollars)	Year Ended January 3, 2015
	Balance at		Charged to	Charged to		Balance at
	Beginning	Reduction	Costs and	Other		End of
Description	of Year	in Sales	Expenses	Accounts	Deductions[1]	Year
Reserves deducted in the balance sheet from the asset to which they apply
Allowances for losses on:
Accounts receivables	$(5.8)	$(0.5)	$(0.8)	$0.2	$0.4	$(6.5)
Inventories	(12.0)	—	(6.3)	0.2	(0.1)	(18.2)
Deferred tax assets	(45.2)	—	29.4	—	—	(15.8)

	$(63.0)	$(0.5)	$22.3	$0.4	$0.3	$(40.5)

1.	Deductions primarily represent uncollectible accounts written off.
2.	Amounts charged to other accounts include $27.3 million and $23.8 million of valuation allowances recorded through purchase accounting during 2016 related to the Aquaterra Acquisition and Eden Acquisition, respectively.
3.	Amounts revised to correct an error in prior year’s presentation.

Cott Corporation

Exhibit Index

Number	Description

2.1	Share Purchase Agreement, dated as of June 7, 2016, by and among Hydra Luxembourg Holdings S.à.r.l., Carbon Acquisition Co B.V. and Cott Corporation (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 7, 2016).

2.2	SPA Deed of Amendment, dated as of August 1, 2016, by and among Hydra Luxembourg Holdings S.à.r.l., Carbon Acquisition Co B.V. and Cott Corporation (incorporated by reference to Exhibit 2.1 to our Form 8-K filed August 2, 2016).

2.3	Stock and Membership Interest Purchase Agreement, dated as of August 3, 2016, by and among Cott Corporation, Sip Acquisition Company, S&D Coffee Holding Company, Alan P. Davis and E. Rhyne Davis, as Sellers’ Representative, and each of the Sellers party thereto (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on August 4, 2016).

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007 (file no. 001-31410)).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-law No. 2002-1 of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Indenture, dated as of December 12, 2014, governing the 6.75% Senior Notes due 2020, by and among Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.3 to our Form 8-K filed December 15, 2014).

4.2	Form of 6.75% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.1).

4.3	(First) Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee in connection with the 6.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 26, 2015).

4.4	Form of Amended and Restated Indenture, dated as of December 12, 2014, governing the 10.000% Second-Priority Senior Secured Notes due 2021, by and among Cott Corporation, DS Services of America, Inc., DS Services Holdings, Inc., the other guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.6 to our Form 8-K filed December 15, 2014).

4.6	Indenture, dated as of June 24, 2014, governing the 5.375% Senior Notes due 2022, by and among the Cott Beverages Inc., Cott Corporation, the guarantors identified therein and Wells Fargo Bank, National Association, as trustee, paying agent, registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2014).

4.7	Form of 5.375% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.7).

Number	Description

4.8	Third Supplemental Indenture, dated as of June 25, 2015, by and among Cott Beverages, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, in connection with the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 25, 2015).

4.9	Indenture, dated as of June 30, 2016, by and among Cott Finance Corporation, BNY Trust Company of Canada, as Canadian trustee, The Bank of New York Mellon, as U.S. trustee, paying agent, registrar, transfer agent and authenticating agent, and The Bank of New York Mellon, London Branch, as London paying agent, governing the 5.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 30, 2016).

4.10	Form of 5.50% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.10).

10.1[1]	Amendment and Restatement Agreement, dated as of August 3, 2016, to the Credit Agreement dated as of August 17, 2010, as amended, among Cott Corporation, Cott Beverages Inc., Cott Beverages Limited, Cliffstar LLC, DS Services of America, Inc. and the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., London Branch as UK security trustee, JPMorgan Chase Bank, N.A., as administrative agent and administrative collateral agent, and each of the other parties party thereto (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed August 9, 2016).

10.2[2]	Employment Offer Letter to Jerry Fowden dated February 18, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2009 (file no. 001-31410)).

10.3[2]	Employment Offer Letter to Jay Wells dated January 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 7, 2012).

10.4[2]	First Amended and Restated Employment Agreement, dated as of December 16, 2014, between DS Services of America, Inc. and Thomas J. Harrington (incorporated by reference to Exhibit 10.23 to our Form 10-K filed March 4, 2015).

10.5[2]	Employment Offer Letter to Marni Morgan Poe dated January 14, 2010 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 12, 2010 (file no. 001-31410)).

10.6[2]	Employment Offer Letter to Carlos Baila dated September 17, 2012 (incorporated by reference to Exhibit 10.24 to our Form 10-K filed February 27, 2013).

10.7[2]	Employment Offer Letter to Bradley Goist dated April 22, 2016 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed August 9, 2016).

10.8[2]	Employment Offer Letter to Jason Ausher dated May 6, 2015 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed August 5, 2015).

10.9[2]	Employment Offer Letter to Michael Creamer dated April 16, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed March 11, 2009 (file no. 001- 31410)).

10.10[2]	Cott Corporation Severance and Non-Competition Plan, dated February 18, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2009 (file no. 001-31410)).

10.11[2]	Amended and Restated Retention, Severance and Non-Competition Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed August 9, 2007 (file no. 001-31410)).

10.12[2]	Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed March 28, 2013).

10.13[2]	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed March 26, 2015).

Number	Description

10.14[2]	Amendment to Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed August 9, 2016).

10.15[2]	Form of Restricted Share Unit Award Agreement with Time-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to our Form 10-K filed February 29, 2016).

10.16[2]	Form of Restricted Share Unit Award Agreement with Performance-Based Vesting under the Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to our Form 10-K filed February 29, 2016).

10.17[2]	Form of Nonqualified Stock Option Agreement under the Amended and Restated Cott Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to our Form 10-K filed February 29, 2016).

10.18[1]	Supply Agreement executed December 21, 2010, effective January 1, 2011 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.34 of our Form 10-K/A filed January 1, 2012 (file no. 001-31410)).

10.19[1]	Amendments to Supply Agreement dated November 20, 2015 between Crown Cork & Seal USA, Inc. and Cott Corporation (incorporated by reference to Exhibit 10.26 to our Form 10-K/A filed April 18, 2016).

21.1	List of Subsidiaries of Cott Corporation (filed herewith).

23.1	Consent of Independent Registered Certified Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016 (furnished herewith).

[1]	Confidential treatment has been granted for portions of this exhibit.
[2]	Indicates a management contract or compensatory plan.