Form 10-Q
period 2017-04-01
COTT CORP /CN/
filed 2017-05-11
CIK 884713

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2017
Common Shares, no par value per share	138,937,656 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Cott Corporation

Consolidated Statements of Operations

(in millions of U.S. dollars, except share and per share amounts)

Unaudited

	For the Three Months Ended
	April 1, 2017	April 2, 2016
Revenue, net	$896.4	$698.4
Cost of sales	585.8	484.4

Gross profit	310.6	214.0
Selling, general and administrative expenses	291.1	197.0
Loss on disposal of property, plant & equipment, net	1.4	0.9
Acquisition and integration expenses	7.3	1.4

Operating income	10.8	14.7
Other expense (income), net	8.4	(2.2)
Interest expense, net	35.7	27.8

Loss before income taxes	(33.3)	(10.9)
Income tax expense (benefit)	1.1	(9.5)

Net loss	$(34.4)	$(1.4)
Less: Net income attributable to non-controlling interests	2.0	1.4

Net loss attributed to Cott Corporation	$(36.4)	$(2.8)

Net loss per common share attributed to Cott Corporation
Basic	$(0.26)	$(0.02)
Diluted	(0.26)	(0.02)

Weighted average common shares outstanding (in thousands)
Basic	138,735	113,267
Diluted	138,735	113,267

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	April 1, 2017	April 2, 2016
Net loss	$(34.4)	$(1.4)
Other comprehensive income (loss):
Currency translation adjustment	9.7	(3.2)
Pension benefit plan, net of tax [1]	0.1	0.1
Gain on derivative instruments, net of tax [2]	2.4	0.5

Total other comprehensive income (loss)	12.2	(2.6)

Comprehensive loss	$(22.2)	$(4.0)
Less: Comprehensive income attributable to non-controlling interests	2.0	1.4

Comprehensive loss attributed to Cott Corporation	$(24.2)	$(5.4)

1.	Net of the effect of $0.1 million tax expense and $0.1 million tax benefit for the three months ended April 1, 2017 and April 2, 2016, respectively.
2.	Net of the effect of $0.2 million tax benefit for the three months ended April 2, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Balance Sheets

(in millions of U.S. dollars, except share amounts)

Unaudited

	April 1, 2017	December 31, 2016
ASSETS
Current assets
Cash & cash equivalents	$86.1	$118.1
Restricted cash	444.4	—
Accounts receivable, net of allowance of $8.4 ($8.8 as of December 31, 2016)	427.5	403.9
Inventories	329.4	301.4
Prepaid expenses and other current assets	40.3	29.8

Total current assets	1,327.7	853.2
Property, plant & equipment, net	933.2	929.9
Goodwill	1,184.3	1,175.4
Intangible assets, net	930.1	939.7
Deferred tax assets	1.4	0.2
Other long-term assets, net	40.6	41.3

Total assets	$4,417.3	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$146.8	$207.0
Current maturities of long-term debt	4.9	5.7
Accounts payable and accrued liabilities	618.1	597.4

Total current liabilities	769.8	810.1
Long-term debt	2,532.5	1,988.0
Deferred tax liabilities	157.6	157.8
Other long-term liabilities	111.6	110.0

Total liabilities	3,571.5	3,065.9
Equity
Common shares, no par - 138,902,294 (December 31, 2016 - 138,591,100) shares issued	911.7	909.3
Additional paid-in-capital	55.3	54.2
(Accumulated deficit) retained earnings	(21.9)	22.9
Accumulated other comprehensive loss	(105.7)	(117.9)

Total Cott Corporation equity	839.4	868.5
Non-controlling interests	6.4	5.3

Total equity	845.8	873.8

Total liabilities and equity	$4,417.3	$3,939.7

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended
	April 1, 2017	April 2, 2016
Operating Activities
Net loss	$(34.4)	$(1.4)
Depreciation & amortization	64.4	52.5
Amortization of financing fees	1.6	1.2
Amortization of senior notes premium	(1.6)	(1.4)
Share-based compensation expense	4.8	2.4
Benefit for deferred income taxes	(0.5)	(11.3)
Unrealized commodity hedging gain, net	(1.9)	—
Loss on extinguishment of debt	10.1	—
Loss on disposal of property, plant & equipment, net	1.4	0.9
Other non-cash items	(2.0)	(1.7)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14.0)	(21.7)
Inventories	(26.6)	(3.3)
Prepaid expenses and other current assets	(9.5)	(4.4)
Other assets	0.5	2.4
Accounts payable and accrued liabilities, and other liabilities	3.3	(30.0)
Income taxes recoverable	0.7	(2.9)

Net cash used in operating activities	(3.7)	(18.7)

Investing Activities
Acquisitions, net of cash received	(5.0)	(44.4)
Additions to property, plant & equipment	(40.6)	(29.5)
Additions to intangible assets	(2.8)	(2.3)
Proceeds from sale of property, plant & equipment	4.1	2.7
Other investing activities	0.2	—

Net cash used in investing activities	(44.1)	(73.5)

Financing Activities
Payments of long-term debt	(203.3)	(1.1)
Issuance of long-term debt	750.0	—
Borrowings under ABL	772.9	497.2
Payments under ABL	(834.2)	(558.3)
Premiums and costs paid upon extinguishment of long-term debt	(7.2)	—
Financing fees	(9.4)	—
Distributions to non-controlling interests	(0.9)	(2.3)
Issuance of common shares	0.5	144.1
Common shares repurchased and cancelled	(1.8)	(1.1)
Dividends paid to common shareowners	(8.4)	(7.3)
Other financing activities	0.5	—

Net cash provided by financing activities	458.7	71.2

Effect of exchange rate changes on cash	1.5	(1.0)

Net increase (decrease) in cash, cash equivalents and restricted cash	412.4	(22.0)
Cash, cash equivalents and restricted cash, beginning of period	118.1	77.1

Cash, cash equivalents and restricted cash, end of period	$530.5	$55.1

Supplemental Non-cash Investing and Financing Activities:
Accrued deferred financing fees	$2.2	$—
Additions to property, plant & equipment through accounts payable and accrued liabilities	9.5	4.8
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$22.2	$19.2
Cash paid for income taxes, net	0.7	4.2

The accompanying notes are an integral part of these consolidated financial statements.

Cott Corporation

Consolidated Statements of Equity

(in millions of U.S. dollars, except share amounts)

Unaudited

	Cott Corporation Equity					Non- Controlling Interests	Total Equity
	Number of Common Shares (In thousands)	Common Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income

Balance at January 2, 2016	109,695	$534.7	$51.2	$129.6	$(76.2)	$6.6	$645.9

Cumulative effect adjustment	—	—	—	2.8	—	—	2.8
Common shares repurchased and cancelled	(100)	(1.1)	—	—	—	—	(1.1)
Common shares issued - Equity Incentive Plan	286	2.7	(2.7)	—	—	—	—
Common shares issued - Equity issuance	12,765	145.5	—	—	—	—	145.5
Common shares issued - Dividend reinvestment plan	5	0.1	—	—	—	—	0.1
Common shares issued - Employee stock purchase plan	26	0.3	(0.1)	—	—	—	0.2
Share-based compensation	—	—	2.4	—	—	—	2.4
Common shares dividends	—	—	—	(7.3)	—	—	(7.3)
Distributions to non-controlling interests	—	—	—	—	—	(2.3)	(2.3)
Comprehensive (loss) income
Currency translation adjustment	—	—	—	—	(3.2)	—	(3.2)
Pension benefit plan, net of tax	—	—	—	—	0.1	—	0.1
Gain on derivative instruments, net of tax	—	—	—	—	0.5	—	0.5
Net (loss) income	—	—	—	(2.8)	—	1.4	(1.4)

Balance at April 2, 2016	122,677	$682.2	$50.8	$122.3	$(78.8)	$5.7	$782.2

Balance at December 31, 2016	138,591	$909.3	$54.2	$22.9	$(117.9)	$5.3	$873.8

Common shares repurchased and cancelled	(150)	(1.8)	—	—	—	—	(1.8)
Common shares issued - Equity Incentive Plan	410	3.6	(3.6)	—	—	—	—
Common shares issued - Dividend reinvestment plan	12	0.1	—	—	—	—	0.1
Common shares issued - Employee stock purchase plan	39	0.5	(0.1)	—	—	—	0.4
Share-based compensation	—	—	4.8	—	—	—	4.8
Common shares dividends	—	—	—	(8.4)	—	—	(8.4)
Distributions to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Comprehensive income
Currency translation adjustment	—	—	—	—	9.7	—	9.7
Pension benefit plan, net of tax	—	—	—	—	0.1	—	0.1
Gain on derivative instruments, net of tax	—	—	—	—	2.4	—	2.4
Net (loss) income	—	—	—	(36.4)	—	2.0	(34.4)

Balance at April 1, 2017	138,902	$911.7	$55.3	$(21.9)	$(105.7)	$6.4	$845.8

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. The consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes in our 2016 Annual Report. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The presentation of these interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Significant Accounting Policies

Included in Note 1 of the 2016 Annual Report is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company.

Restricted Cash

Restricted cash includes cash that is restricted as to withdrawal or usage. The Company’s restricted cash was $444.4 million as of April 1, 2017 on our consolidated balance sheet and represents a portion of the proceeds from the issuance of the 5.500% senior notes due 2025 (the “2025 Notes”) that were deposited with the trustee as of April 1, 2017 to satisfy and discharge our obligations under the indenture for the 6.750% senior notes due 2020 (the “2020 Notes”) (see Note 7 to the consolidated financial statements).

Cost of sales

We record costs associated with the manufacturing of our products in costs of sales. Shipping and handling costs incurred to store, prepare and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in cost of sales. Costs incurred in shipment of products from our production facilities to customer locations are also reflected in cost of sales, with the exception of shipping and handling costs incurred to deliver products from our Water & Coffee Solutions reporting segment branch locations to the end-user consumer of those products, which are recorded in selling, general and administrative (“SG&A”) expenses. These shipping and handling costs were $106.3 million and $77.8 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Finished goods inventory costs include the cost of direct labor and materials and the applicable share of overhead expense chargeable to production.

Recently adopted accounting pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-11 – Inventory (Topic 330) to simplify the accounting for inventory. The guidance requires entities to measure most inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted the provisions of this guidance effective January 1, 2017, and applied it prospectively to all periods presented. The adoption of this standard did not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09 - Compensation – Stock Compensation (Topic 718). We elected to early adopt this standard in the fourth quarter of 2016, effective as of the beginning of the Company’s fiscal year, January 3, 2016. Amendments requiring the recognition of excess tax benefits and tax deficiencies within the consolidated statements of operations were adopted prospectively and resulted in an increase of $0.5 million in income tax benefit, net loss, and net loss attributed to Cott Corporation and an increase of $0.01 in net loss per common share attributed to Cott Corporation within the consolidated statement of operations for the three months ended April 2, 2016.

Recently issued accounting pronouncements

Changes to GAAP are established by the FASB in the form of ASUs or the issuance of new standards to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these consolidated financial statements.

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

During the first quarter of 2017, we hired a third-party consultant to assist in the adoption of this standard, developed a scoping phase project plan, identified inventory of revenue streams and are currently in the contract review phase. The contract review phase will allow us to identify gaps between our current revenue recognition policies and the new standard so that we can quantify the impact to our consolidated financial statements.

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

Update ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326)

In June 2016, the FASB amended its guidance to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The amended guidance also requires enhanced disclosures to help financial statement users better understand significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be applied using a prospective or modified retrospective transition method, depending on the area covered in this update. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Update ASU 2017-01 – Business Combinations (Topic 805)

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

Update ASU 2017-07 – Compensation—Retirement Benefits (Topic 715)

In March 2017, the FASB issued an update to its guidance on presentation of net periodic pension cost and net periodic post-retirement pension cost, and requires the service cost component to be presented in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. At adoption, this update will be applied retrospectively for the presentation of the service cost component and other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Update ASU 2017-08 – Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)

In March 2017, the FASB amended its guidance on accounting for debt securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. At adoption, this update will be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Note 2—Acquisitions

S&D Acquisition

On August 11, 2016, the Company acquired S&D Coffee Holding Company, the parent company of S. & D. Coffee, Inc. (“S&D”), a premium coffee roaster and provider of customized coffee, tea and extract solutions pursuant to a Stock and Membership Interest Purchase Agreement dated August 3, 2016 (the “S&D Acquisition”). The purchase price consideration of $353.6 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Measurement period adjustments recorded during the three months ended April 1, 2017 include adjustments to property, plant & equipment and a related adjustment to deferred taxes based on the results of the validation procedures performed as well as an adjustment to income taxes payable existing at the acquisition date. The measurement period adjustments did not have a material effect on our results of operations in prior periods.

The table below summarizes the previously reported estimated acquisition date fair values, measurement period adjustments recorded and the final purchase price allocation of assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Final
Cash	$1.7	$—	$1.7
Accounts receivable	51.4	—	51.4
Inventory	62.5	—	62.5
Prepaid expenses and other assets	2.3	—	2.3
Property, plant & equipment	92.9	(0.7)	92.2
Goodwill	117.1	0.7	117.8
Intangible assets	119.0	—	119.0
Other assets	2.2	—	2.2
Accounts payable and accrued liabilities	(46.7)	(0.2)	(46.9)
Deferred tax liabilities	(43.3)	0.2	(43.1)
Other long-term liabilities	(5.5)	—	(5.5)

Total	$353.6	$—	$353.6

Eden Acquisition

On August 2, 2016, the Company acquired Hydra Dutch Holdings 1 B.V., the indirect parent company of Eden Springs Europe B.V., a leading provider of water and coffee solutions in Europe (“Eden”), pursuant to a Share Purchase Agreement dated June 7, 2016 (the “Eden Acquisition”). The purchase price consideration of €515.9 million (U.S. $576.3 million at the exchange rate in effect on the acquisition date), was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Measurement period adjustments recorded during the three months ended April 1, 2017 primarily related to the on-going analysis of transfer pricing issues and various deferred tax adjustments related to the preliminary valuations. The measurement period adjustments did not have a material effect on our results of operations in prior periods.

The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded and the preliminary purchase price allocation of assets acquired and liabilities assumed:

(in millions of U.S. dollars)	Originally Reported	Measurement Period Adjustments	Preliminary
Cash & cash equivalents	$19.6	$—	$19.6
Accounts receivable	95.4	—	95.4
Inventories	17.7	—	17.7
Prepaid expenses and other current assets	6.2	—	6.2
Property, plant & equipment	107.1	—	107.1
Goodwill	299.7	0.8	300.5
Intangible assets	213.2	—	213.2
Other assets	2.8	—	2.8
Deferred tax assets	19.5	—	19.5
Current maturities of long-term debt	(2.7)	—	(2.7)
Accounts payable and accrued liabilities	(128.3)	—	(128.3)
Long-term debt	(3.1)	—	(3.1)
Deferred tax liabilities	(49.5)	1.0	(48.5)
Other long-term liabilities	(21.3)	(1.8)	(23.1)

Total	$576.3	$—	$576.3

The fair values of acquired property, plant & equipment, customer relationships, and deferred taxes are provisional pending validation and receipt of the final valuations for those assets. In addition, consideration for potential loss contingencies, including uncertain tax positions, are still under review.

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the three months ended April 2, 2016, represent the combined results of operations as if the S&D Acquisition and Eden Acquisition had occurred on January 4, 2015. Unaudited pro forma consolidated results of operations for the acquisition of Aquaterra Corporation (“Aquaterra”) in January 2016 were not included in the combined results of our operations for the three months ended April 2, 2016 because the Company determined they were immaterial. The unaudited pro forma financial information results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such periods.

(in millions of U.S. dollars, except per share amounts)	For the Three Months Ended April 2, 2016
Revenue	$916.2
Net loss attributed to Cott Corporation	(9.4)
Net loss per common share attributed to Cott Corporation, diluted	$(0.07)

Note 3—Income Taxes

Income tax expense was $1.1 million on pre-tax loss of $33.3 million for the three months ended April 1, 2017, as compared to an income tax benefit of $9.5 million on pre-tax loss of $10.9 million for the three months ended April 2, 2016. The increase in the income tax expense was due primarily to the Company no longer recognizing tax benefits in the U.S. and Canada.

Note 4—Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss attributed to Cott Corporation by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is calculated by dividing net loss attributed to Cott Corporation by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, Performance-based RSUs, and Time-based RSUs during the periods presented. Set forth below is a reconciliation of the denominator for the diluted net loss per common share computations for the periods indicated:

	For the Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016
Diluted net loss attributed to Cott Corporation (numerator)	$(36.4)	$(2.8)

Weighted average common shares outstanding - basic	138,735	113,267
Dilutive effect of Stock Options	—	—
Dilutive effect of Performance-based RSUs	—	—
Dilutive effect of Time-based RSUs	—	—

Weighted average common shares outstanding - diluted (denominator)	138,735	113,267

The following table summarizes anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	For the Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016
Stock Options	4,474	2,892
Performance-based RSUs [1]	1,824	2,003
Time-based RSUs	721	733

1.	Performance-based RSUs represent the number of shares expected to be issued based primarily on the estimated achievement of cumulative pre-tax income targets for these awards.

Note 5—Segment Reporting

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

During the first quarter of 2016, we completed the acquisition of Aquaterra followed by the S&D Acquisition and the Eden Acquisition in the third quarter of 2016. These businesses were added to our DSS reporting segment, which was then renamed “Water & Coffee Solutions” to reflect the increased scope of our offering. Other than the change in name, there was no impact on prior period results for this reporting segment. The Water & Coffee Solutions reporting segment produces a product category consisting primarily of bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment.

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

	For the Three Months Ended April 1, 2017
(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Corporate	Eliminations	Total
Revenue, net [1]	$495.5	$301.1	$94.2	$11.5	$—	$(5.9)	$896.4
Depreciation and amortization	41.6	17.8	4.8	0.2	—	—	64.4
Operating income (loss)	14.9	1.1	—	1.6	(6.8)	—	10.8
Additions to property, plant & equipment	28.1	8.3	3.6	0.6	—	—	40.6
As of April 1, 2017
Total assets [2]	2,750.9	1,318.8	320.9	26.7	—	—	4,417.3

1.	Intersegment revenue between Cott North America and the other reporting segments was $5.9 million for the three months ended April 1, 2017.
2.	Excludes intersegment receivables, investments and notes receivable.

	For the Three Months Ended April 2, 2016
(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Corporate	Eliminations	Total
Revenue, net [1]	$257.3	$313.3	$120.6	$13.6	$—	$(6.4)	$698.4
Depreciation and amortization	28.4	18.3	5.5	0.3	—	—	52.5
Operating income (loss)	5.7	0.6	9.9	2.5	(4.0)	—	14.7
Additions to property, plant & equipment	17.8	9.4	2.0	0.3	—	—	29.5
As of December 31, 2016						—
Total assets [2]	2,735.1	862.9	316.5	25.2	—	—	3,939.7

1.	Intersegment revenue between Cott North America and the other reporting segments was $6.4 million for the three months ended April 2, 2016.
2.	Excludes intersegment receivables, investments and notes receivable.

For the three months ended April 1, 2017, sales to Walmart accounted for 13.0% of our total revenue (April 2, 2016—18.2%), 1.3% of our Water & Coffee Solutions reporting segment revenue (April 2, 2016—2.5%), 33.4% of our Cott North America reporting segment revenue (April 2, 2016—34.3%), 9.6% of our Cott U.K. reporting segment revenue (April 2, 2016—11.1%), and 2.7% of our All Other reporting segment revenue (April 2, 2016—1.6%).

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

Revenues by channel by reporting segment were as follows:

	For the Three Months Ended April 1, 2017
(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$21.4	$240.6	$38.3	$0.9	$(0.4)	$300.8
Branded retail	19.1	22.6	29.5	0.9	(0.4)	71.7
Contract packaging	—	31.1	21.8	3.0	(1.9)	54.0
Home and office bottled water delivery	229.1	—	—	—	—	229.1
Coffee and tea services	165.6	—	0.6	—	—	166.2
Concentrate and other	60.3	6.8	4.0	6.7	(3.2)	74.6

Total	$495.5	$301.1	$94.2	$11.5	$(5.9)	$896.4

	For the Three Months Ended April 2, 2016
(in millions of U.S. dollars)	Water & Coffee Solutions	Cott North America	Cott U.K.	All Other	Eliminations	Total
Revenue, net
Private label retail	$16.9	$248.5	$50.7	$0.5	$(0.4)	$316.2
Branded retail	24.3	26.8	36.2	0.8	(0.3)	87.8
Contract packaging	—	31.4	28.3	4.7	(2.1)	62.3
Home and office bottled water delivery	162.0	—	—	—	—	162.0
Coffee and tea services	31.5	—	0.8	—	—	32.3
Concentrate and other	22.6	6.6	4.6	7.6	(3.6)	37.8

Total	$257.3	$313.3	$120.6	$13.6	$(6.4)	$698.4

Note 6—Inventories

The following table summarizes inventories as of April 1, 2017 and December 31, 2016:

(in millions of U.S. dollars)	April 1, 2017	December 31, 2016
Raw materials	$134.9	$123.4
Finished goods	142.4	131.6
Resale items	21.9	22.0
Other	30.2	24.4

Total	$329.4	$301.4

Note 7—Debt

Our total debt as of April 1, 2017 and December 31, 2016 was as follows:

	April 1, 2017			December 31, 2016
(in millions of U.S. dollars)	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
6.750% senior notes due in 2020	$422.7	$5.8	$416.9	$625.0	$9.3	$615.7
10.000% senior notes due in 2021 [1]	382.6	—	382.6	384.2	—	384.2
5.375% senior notes due in 2022	525.0	6.9	518.1	525.0	7.1	517.9
5.500% senior notes due in 2024	480.7	9.6	471.1	474.1	9.8	464.3
5.500% senior notes due in 2025	750.0	11.6	738.4	—	—	—
ABL facility	146.8	—	146.8	207.0	—	207.0
GE Term Loan	3.7	0.1	3.6	4.3	0.2	4.1
Capital leases and other debt financing	6.7	—	6.7	7.5	—	7.5

Total debt	2,718.2	34.0	2,684.2	2,227.1	26.4	2,200.7
Less: Short-term borrowings and current debt:
ABL facility	146.8	—	146.8	207.0	—	207.0

Total short-term borrowings	146.8	—	146.8	207.0	—	207.0
GE Term Loan - current maturities	2.3	—	2.3	2.3	—	2.3
Capital leases and other debt financing - current maturities	2.6	—	2.6	3.4	—	3.4

Total current debt	151.7	—	151.7	212.7	—	212.7

Total long-term debt	$2,566.5	$34.0	$2,532.5	$2,014.4	$26.4	$1,988.0

1.	The outstanding aggregate principal amount of $350.0 million of our 10.000% senior secured notes (“DSS Notes”) was assumed by Cott at fair value of $406.0 million in connection with Cott’s acquisition of DSS. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The effective interest rate is 7.515%. The remaining unamortized premium was $32.6 million and $34.2 million at April 1, 2017 and December 31, 2016, respectively.

5.500% Senior Notes due in 2025

On March 22, 2017, we issued $750.0 million of 2025 Notes to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by our wholly-owned subsidiary Cott Holdings Inc., and most of our U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017.

We incurred $11.6 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2025 Notes.

6.750% Senior Notes due in 2020

On March 22, 2017, we used a portion of the proceeds from the issuance of the 2025 Notes to purchase $202.3 million in aggregate principal amount of the 2020 Notes in a cash tender offer. The tender offer included $7.1 million in premium payments, accrued interest of $3.1 million, the write-off of $2.9 million in deferred financing fees and other costs of $0.1 million. In addition, as of April 1, 2017, $444.4 million of the proceeds from the issuance of the 2025 Notes were deposited with the trustee to satisfy and discharge our obligations under the 2020 Notes, and as a result, such amount was recorded to restricted cash.

On April 5, 2017, we redeemed all of the remaining $422.7 million aggregate principal amount of our 2020 Notes. The redemption included $14.3 million in premium payments as well as accrued interest of $7.4 million.

Note 8—Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income (“AOCI”) by component for the three months ended April 1, 2017 and April 2, 2016 were as follows:

(in millions of U.S. dollars)[1]	Gains and Losses on Derivative Instruments	Pension Benefit Plan Items	Currency Translation Adjustment Items	Total
Beginning balance January 2, 2016	$(4.7)	$(10.1)	$(61.4)	$(76.2)

OCI before reclassifications	1.5	—	(3.2)	(1.7)
Amounts reclassified from AOCI	(1.0)	0.1	—	(0.9)

Net current-period OCI	0.5	0.1	(3.2)	(2.6)

Ending balance April 2, 2016	$(4.2)	$(10.0)	$(64.6)	$(78.8)

Beginning balance December 31, 2016	$(0.1)	$(14.4)	$(103.4)	$(117.9)

OCI before reclassifications	3.1	—	9.7	12.8
Amounts reclassified from AOCI	(0.7)	0.1	—	(0.6)

Net current-period OCI	2.4	0.1	9.7	12.2

Ending balance April 1, 2017	$2.3	$(14.3)	$(93.7)	$(105.7)

1.	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified from AOCI for the three months ended April 1, 2017 and April 2, 2016, respectively.

(in millions of U.S. dollars)	For the Three Months Ended		Affected Line Item in the Statement
Details About AOCI Components[1]	April 1, 2017	April 2, 2016	Where Net Income Is Presented
Gains and losses on derivative instruments Foreign currency and commodity hedges	$0.7	$1.6	Cost of sales

	$0.7	$1.6	Total before taxes
	—	(0.6)	Tax expense

	$0.7	$1.0	Net of tax

Amortization of pension benefit plan items Prior service costs [2]	$(0.1)	$(0.1)	Cost of sales

	(0.1)	(0.1)	Total before taxes
	—	—	Tax expense

	$(0.1)	$(0.1)	Net of tax

Total reclassifications for the period	$0.6	$0.9	Net of tax

1.	Amounts in parenthesis indicate debits.
2.	These AOCI components are included in the computation of net periodic pension cost.

Note 9—Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $39.9 million in standby letters of credit outstanding as of April 1, 2017 ($42.4 million—December 31, 2016).

Note 10—Hedging Transactions and Derivative Financial Instruments

We are directly and indirectly affected by changes in foreign currency market conditions. These changes in market conditions may adversely impact our financial performance and are referred to as market risks. When deemed appropriate by management, we use derivatives as a risk management tool to mitigate the potential impact of foreign currency market risks.

We use various types of derivative instruments including, but not limited to, forward contracts, futures contracts and swap agreements for certain commodities. Forward and futures contracts are agreements to buy or sell a quantity of a commodity at a predetermined future date, and at a predetermined rate or price. Forward contracts are traded over-the-counter whereas future contracts are traded on an exchange. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices.

All derivatives are carried at fair value in the consolidated balance sheets in the line item accounts receivable, net or accounts payable and accrued liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements with each counterparty. These allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our consolidated statements of operations as the changes in the fair value of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in AOCI and are reclassified into the line item in the consolidated statements of operations in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings. We classify cash inflows and outflows related to derivative and hedging instruments within the appropriate cash flows section associated with the item being hedged.

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

We estimate the fair values of our derivatives based on quoted market prices or pricing models using current market rates (see Note 11 to the consolidated financial statements). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. We do not view the fair values of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions. All of our derivatives are over-the-counter or exchange traded instruments with liquid markets.

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

Cash Flow Hedging Strategy

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates and commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended April 1, 2017 or April 2, 2016, respectively. Foreign exchange contracts typically have maturities of less than twelve months. Substantially all outstanding hedges as of April 1, 2017 are expected to settle in the next twelve months.

We maintain a foreign currency cash flow hedging program to reduce the risk that our procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program were $17.9 million and $15.3 million as of April 1, 2017 and December 31, 2016, respectively. Approximately $0.1 million and $1.1 million of unrealized losses, net of tax, related to the foreign currency cash flow hedges were included in AOCI as of April 1, 2017 and April 2, 2016 respectively. The hedge ineffectiveness for these cash flow hedging instruments was not material during the periods presented.

We have entered into commodity swaps on aluminum to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated and qualified as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. We had no outstanding aluminum commodity swaps as of April 1, 2017 and December 31, 2016. Unrealized net of tax losses of $3.4 million related to the commodity swaps were included in AOCI as of April 2, 2016. The cumulative hedge ineffectiveness for these hedging instruments was not material during the periods presented.

We have entered into coffee futures contracts to hedge exposure to price fluctuations on green coffee associated with fixed-price sales contracts with customers, which generally range from three to 18 months in length. These derivatives have been designated and qualified as a part of our commodity cash flow hedging program effective January 1, 2017. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee. We did not elect hedge accounting for our coffee futures contracts in 2016. The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 20.2 million pounds as of April 1, 2017. The notional amounts for the coffee futures contracts not designated or qualifying as hedging instruments was 44.9 million pounds as of December 31, 2016. The effective portion of the cash-flow hedge recognized in AOCI during the three months ended April 1, 2017 was $3.3 million. Approximately $0.7 million of realized gains, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the consolidated statements of operations for the three months ended April 1, 2017. The hedge ineffectiveness for these cash flow hedging instruments was $0.1 million for the three months ended April 1, 2017.

The fair value of the Company’s derivative assets included within other receivables as a component of accounts receivable, net was $0.1 million as of December 31, 2016. We did not have derivative assets as of April 1, 2017. The fair value of the Company’s derivative liabilities included in accrued liabilities was $0.3 million and $6.1 million as of April 1, 2017 and December 31, 2016, respectively. Set forth below is a reconciliation of the Company’s derivatives by contract type for the periods indicated:

(in millions of U.S. dollars)	April 1, 2017		December 31, 2016
Derivative Contract	Assets	Liabilities	Assets	Liabilities
Foreign currency hedge	$—	$—	$0.1	$—
Coffee futures [1]	—	0.3	—	6.1

	$—	$0.3	$0.1	$6.1

1.	The fair value of the coffee futures excludes amounts in the related margin accounts. As of April 1, 2017 and December 31, 2016, the aggregate margin account balances were $3.0 million and $9.2 million, respectively, and are included in cash & cash equivalents on the consolidated balance sheets.

Coffee futures are subject to enforceable master netting arrangements and are presented net in the reconciliation above. The fair value of the coffee futures assets and liabilities which are shown on a net basis are reconciled in the table below:

(in millions of U.S. dollars)	April 1, 2017	December 31, 2016
Coffee futures assets	$1.1	$1.4
Coffee futures liabilities	(1.4)	(7.5)

Net asset (liability)	$(0.3)	$(6.1)

The settlement of our derivative instruments resulted in a credit to cost of sales of $0.7 million for the three months ended April 1, 2017, and a debit to cost of sales of $1.6 million for the three months ended April 2, 2016, respectively.

Note 11—Fair Value Measurements

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

Our derivative assets and liabilities represent Level 2 instruments. Level 2 instruments are valued based on observable inputs for quoted prices for similar assets and liabilities in active markets. The fair value for the derivative assets as of December 31, 2016 was $0.1 million. We did not have derivative assets as of April 1, 2017. The fair value for the derivative liabilities as of April 1, 2017 and December 31, 2016 was $0.3 million and $6.1 million, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash & cash equivalents, restricted cash, receivables, payables, short-term borrowings and long-term debt approximate their respective fair values, except as otherwise indicated. The carrying values and estimated fair values of our significant outstanding debt as of April 1, 2017 and December 31, 2016 were as follows:

	April 1, 2017		December 31, 2016
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.750% senior notes due in 2020 [1,3]	$416.9	$437.0	$615.7	$647.7
10.000% senior notes due in 2021 [1,2]	382.6	375.4	384.2	383.7
5.375% senior notes due in 2022 [1,3]	518.1	535.5	517.9	534.2
5.500% senior notes due in 2024 [1,3]	471.1	509.5	464.3	505.5
5.500% senior notes due in 2025 [1,3]	738.4	763.1	—	—

Total	$2,527.1	$2,620.5	$1,982.1	$2,071.1

1.	The fair values were based on the trading levels and bid/offer prices observed by a market participant and are considered Level 1 financial instruments.

2.	The outstanding aggregate principal amount of $350.0 million of our DSS Notes was assumed by Cott at a fair value of $406.0 million in connection with Cott’s acquisition of DSS. The premium of $56.0 million is being amortized as an adjustment to interest expense using the effective interest method over the remaining contractual term of the DSS Notes. The remaining unamortized premium was $32.6 million and $34.2 million at April 1, 2017 and December 31, 2016, respectively.
3.	The carrying value of our significant outstanding debt is net of unamortized debt issuance costs of $34.0 million and $26.4 million as of April 1, 2017 and December 31, 2016, respectively.

Fair Value of Contingent Consideration

We estimated the fair value of the contingent consideration related to the 2014 acquisition of Aimia Foods utilizing financial projections of the acquired business and estimated probabilities of achievement of certain EBITDA targets. The fair value was previously based on significant inputs not observable in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The final aggregate contingent consideration was paid during the third quarter of 2016. The following table provide a reconciliation of the beginning and ending balance of this liability for the three months ended April 2, 2016.

(in millions of U.S. dollars)	For the Three Months Ended April 2, 2016
Fair value at beginning of period	$16.4
Foreign exchange gain	(0.5)

Fair value at end of period	$15.9

Note 12—Guarantor Subsidiaries

Guarantor Subsidiaries for DSS Notes

The DSS Notes assumed as part of the acquisition of DSS are guaranteed on a senior basis by Cott Corporation and certain of its 100% owned direct and indirect subsidiaries (the “DSS Guarantor Subsidiaries”). DSS and each DSS Guarantor Subsidiary is 100% owned by Cott Corporation. The DSS Notes are fully and unconditionally, jointly and severally, guaranteed by Cott Corporation and the DSS Guarantor Subsidiaries. The Indenture governing the DSS Notes (“DSS Indenture”) requires any 100% owned domestic restricted subsidiary (i) that guarantees or becomes a borrower under the Credit Agreement (as defined in the DSS Indenture) or the asset-based lending facility (the “ABL facility”) or (ii) that guarantees any other indebtedness of Cott Corporation, DSS or any of the DSS Guarantor Subsidiaries (other than junior lien obligations) secured by collateral (other than Excluded Property (as defined in the DSS Indenture)) to guarantee on a secured basis the DSS Notes. The guarantees of Cott Corporation and the DSS Guarantor Subsidiaries may be released in limited circumstances only upon the occurrence of certain customary conditions set forth in the Indenture governing the DSS Notes.

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

The €450.0 million (U.S. $480.7 million at the exchange rate in effect on April 1, 2017) of 5.500% senior notes due 2024 (the “2024 Notes”) were initially issued on June 30, 2016 by Cott Finance Corporation, which was not a DSS Guarantor Subsidiary. Cott Finance Corporation was declared an unrestricted subsidiary under the Indenture governing the DSS Notes.

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 1, 2017
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$34.7	$248.8	$506.4	$117.7	$(11.2)	$896.4
Cost of sales	30.6	97.5	417.2	51.7	(11.2)	585.8

Gross profit	4.1	151.3	89.2	66.0	—	310.6
Selling, general and administrative expenses	6.5	139.8	87.0	57.8	—	291.1
Loss (gain) on disposal of property, plant & equipment	—	1.7	(0.3)	—	—	1.4
Acquisition and integration expenses	—	1.6	2.6	3.1	—	7.3

Operating (loss) income	(2.4)	8.2	(0.1)	5.1	—	10.8
Other expense (income), net	0.3	(0.6)	9.5	(0.8)	—	8.4
Intercompany interest (income) expense, net	(1.5)	10.8	(5.1)	(4.2)	—	—
Interest expense (income), net	7.0	7.3	21.5	(0.1)	—	35.7

(Loss) income before income tax expense and equity (loss) income	(8.2)	(9.3)	(26.0)	10.2	—	(33.3)
Income tax expense	—	0.4	0.5	0.2	—	1.1
Equity (loss) income	(28.2)	—	2.1	—	26.1	—

Net (loss) income	$(36.4)	$(9.7)	$(24.4)	$10.0	$26.1	$(34.4)
Less: Net income attributable to non-controlling interests	—	—	—	2.0	—	2.0

Net (loss) income attributed to Cott Corporation	$(36.4)	$(9.7)	$(24.4)	$8.0	$26.1	$(36.4)

Comprehensive (loss) income attributed to Cott Corporation	$(24.2)	$(9.7)	$(34.0)	$14.8	$28.9	$(24.2)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2016
	Cott Corporation	DS Services of America, Inc.	DSS Guarantor Subsidiaries	DSS Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$33.8	$243.1	$406.8	$28.5	$(13.8)	$698.4
Cost of sales	29.7	97.4	348.2	22.9	(13.8)	484.4

Gross profit	4.1	145.7	58.6	5.6	—	214.0
Selling, general and administrative expenses	5.5	137.2	51.6	2.7	—	197.0
Loss (gain) on disposal of property, plant & equipment	—	1.8	(0.9)	—	—	0.9
Acquisition and integration expenses	—	0.9	0.5	—	—	1.4

Operating (loss) income	(1.4)	5.8	7.4	2.9	—	14.7
Other (income) expense, net	(1.6)	(1.0)	0.4	—	—	(2.2)
Intercompany interest expense (income), net	—	10.8	(10.8)	—	—	—
Interest expense, net	0.2	7.4	20.2	—	—	27.8

(Loss) income before income tax (benefit) expense and equity (loss) income	—	(11.4)	(2.4)	2.9	—	(10.9)
Income tax (benefit) expense	—	(4.2)	(5.4)	0.1	—	(9.5)
Equity (loss) income	(2.8)	—	1.8	—	1.0	—

Net (loss) income	$(2.8)	$(7.2)	$4.8	$2.8	$1.0	$(1.4)
Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss) income attributed to Cott Corporation	$(2.8)	$(7.2)	$4.8	$1.4	$1.0	$(2.8)

Comprehensive (loss) income attributed to Cott Corporation	$(5.4)	$(7.2)	$31.3	$(0.6)	$(23.5)	$(5.4)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of April 1, 2017
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$1.1	$22.4	$24.4	$38.2	$—	$86.1
Restricted cash	—	—	444.4	—	—	444.4
Accounts receivable, net of allowance	33.9	115.8	276.2	91.2	(89.6)	427.5
Inventories	15.6	28.6	261.9	23.3	—	329.4
Prepaid expenses and other assets	1.2	9.5	19.0	10.6	—	40.3

Total current assets	51.8	176.3	1,025.9	163.3	(89.6)	1,327.7
Property, plant & equipment, net	27.6	368.6	425.3	111.7	—	933.2
Goodwill	20.5	584.3	292.0	287.5	—	1,184.3
Intangible assets, net	0.1	352.0	379.1	198.9	—	930.1
Deferred tax assets	—	—	0.1	1.3	—	1.4
Other long-term assets, net	1.3	14.9	22.0	2.4	—	40.6
Due from affiliates	956.1	—	544.2	338.5	(1,838.8)	—
Investments in subsidiaries	338.4	—	388.3	—	(726.7)	—

Total assets	$1,395.8	$1,496.1	$3,076.9	$1,103.6	$(2,655.1)	$4,417.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$146.8	$—	$—	$146.8
Current maturities of long-term debt	—	—	3.0	1.9	—	4.9
Accounts payable and accrued liabilities	82.6	142.4	352.6	130.1	(89.6)	618.1

Total current liabilities	82.6	142.4	502.4	132.0	(89.6)	769.8
Long-term debt	471.1	382.6	1,675.9	2.9	—	2,532.5
Deferred tax liabilities	1.0	81.7	48.5	26.4	—	157.6
Other long-term liabilities	0.7	39.3	45.6	26.0	—	111.6
Due to affiliates	1.0	543.3	482.4	812.1	(1,838.8)	—

Total liabilities	556.4	1,189.3	2,754.8	999.4	(1,928.4)	3,571.5
Equity
Common shares, no par	911.7	355.5	701.1	148.8	(1,205.4)	911.7
Additional paid-in-capital	55.3	—	—	—	—	55.3
Accumulated deficit	(21.9)	(48.5)	(527.2)	(66.9)	642.6	(21.9)
Accumulated other comprehensive (loss) income	(105.7)	(0.2)	148.2	15.9	(163.9)	(105.7)

Total Cott Corporation equity	839.4	306.8	322.1	97.8	(726.7)	839.4
Non-controlling interests	—	—	—	6.4	—	6.4

Total equity	839.4	306.8	322.1	104.2	(726.7)	845.8

Total liabilities and equity	$1,395.8	$1,496.1	$3,076.9	$1,103.6	$(2,655.1)	$4,417.3

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 31, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.8	$22.7	$52.1	$38.5	$—	$118.1
Accounts receivable, net of allowance	27.4	121.7	239.6	93.7	(78.5)	403.9
Inventories	14.0	29.2	237.1	21.1	—	301.4
Prepaid expenses and other assets	1.4	7.1	16.6	4.7	—	29.8

Total current assets	47.6	180.7	545.4	158.0	(78.5)	853.2
Property, plant & equipment, net	27.5	364.5	430.7	107.2	—	929.9
Goodwill	20.3	582.0	290.4	282.7	—	1,175.4
Intangible assets, net	0.1	356.8	385.0	197.8	—	939.7
Deferred tax assets	—	—	—	0.2	—	0.2
Other long-term assets, net	1.2	14.6	23.1	2.4	—	41.3
Due from affiliates	943.2	—	544.3	—	(1,487.5)	—
Investments in subsidiaries	361.9	—	400.5	—	(762.4)	—

Total assets	$1,401.8	$1,498.6	$2,619.4	$748.3	$(2,328.4)	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$207.0	$—	$—	$207.0
Current maturities of long-term debt	—	—	2.7	3.0	—	5.7
Accounts payable and accrued liabilities	66.5	135.1	341.0	133.3	(78.5)	597.4

Total current liabilities	66.5	135.1	550.7	136.3	(78.5)	810.1
Long-term debt	464.3	384.2	1,136.7	2.8	—	1,988.0
Deferred tax liabilities	1.0	81.2	49.0	26.6	—	157.8
Other long-term liabilities	0.5	38.0	49.9	21.6	—	110.0
Due to affiliates	1.0	543.3	453.4	489.8	(1,487.5)	—

Total liabilities	533.3	1,181.8	2,239.7	677.1	(1,566.0)	3,065.9
Equity
Common shares, no par	909.3	355.4	691.5	149.7	(1,196.6)	909.3
Additional paid-in-capital	54.2	—	—	—	—	54.2
Retained earnings (deficit)	22.9	(38.4)	(469.6)	(92.9)	600.9	22.9
Accumulated other comprehensive (loss) income	(117.9)	(0.2)	157.8	9.1	(166.7)	(117.9)

Total Cott Corporation equity	868.5	316.8	379.7	65.9	(762.4)	868.5
Non-controlling interests	—	—	—	5.3	—	5.3

Total equity	868.5	316.8	379.7	71.2	(762.4)	873.8

Total liabilities and equity	$1,401.8	$1,498.6	$2,619.4	$748.3	$(2,328.4)	$3,939.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 1, 2017
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$7.7	$23.9	$(40.0)	$5.6	$(0.9)	$(3.7)

Investing Activities
Acquisition, net of cash received	—	(7.8)	0.6	2.2	—	(5.0)
Additions to property, plant & equipment	(0.9)	(17.5)	(16.2)	(6.0)	—	(40.6)
Additions to intangible assets	—	(1.0)	(1.8)	—	—	(2.8)
Proceeds from sale of property, plant & equipment	—	2.1	1.7	0.3	—	4.1
Other investing activities	—	—	0.2	—	—	0.2

Net cash used in investing activities	(0.9)	(24.2)	(15.5)	(3.5)	—	(44.1)

Financing Activities
Payments of long-term debt	—	—	(203.0)	(0.3)	—	(203.3)
Issuance of long-term debt	—	—	750.0	—	—	750.0
Borrowings under ABL	—	—	772.9	—	—	772.9
Payments under ABL	—	—	(832.7)	(1.5)	—	(834.2)
Premiums and costs paid upon extinguishment of long-term debt	—	—	(7.2)	—	—	(7.2)
Financing fees	—	—	(9.4)	—	—	(9.4)
Distributions to non-controlling interests	—	—	—	(0.9)	—	(0.9)
Issuance of common shares	0.5	—	—	—	—	0.5
Common shares repurchased and cancelled	(1.8)	—	—	—	—	(1.8)
Dividends paid to common shareowners	(8.4)	—	—	—	—	(8.4)
Other financing activities	—	—	—	0.5	—	0.5
Intercompany dividends	—	—	—	(0.9)	0.9	—

Net cash (used in) provided by financing activities	(9.7)	—	470.6	(3.1)	0.9	458.7
Effect of exchange rate changes on cash	(0.8)	—	1.6	0.7	—	1.5

Net (decrease) increase in cash, cash equivalents and restricted cash	(3.7)	(0.3)	416.7	(0.3)	—	412.4

Cash, cash equivalents and restricted cash, beginning of period	4.8	22.7	52.1	38.5	—	118.1

Cash, cash equivalents and restricted cash, end of period	$1.1	$22.4	$468.8	$38.2	$—	$530.5

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2016
			DSS	DSS
	Cott	DS Services of	Guarantor	Non-Guarantor	Elimination
	Corporation	America, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(136.8)	$26.1	$89.7	$4.7	$(2.4)	$(18.7)

Investing Activities
Acquisition, net of cash received	(43.2)	(1.2)	—	—	—	(44.4)
Additions to property, plant & equipment	(0.4)	(16.8)	(12.0)	(0.3)	—	(29.5)
Additions to intangible assets	(0.1)	(0.5)	(1.7)	—	—	(2.3)
Proceeds from sale of property, plant & equipment	—	0.1	2.6	—	—	2.7

Net cash used in investing activities	(43.7)	(18.4)	(11.1)	(0.3)	—	(73.5)

Financing Activities
Payments of long-term debt	—	—	(1.0)	(0.1)	—	(1.1)
Borrowings under ABL	87.6	—	409.6	—	—	497.2
Payments under ABL	(58.8)	—	(499.5)	—	—	(558.3)
Distributions to non-controlling interests	—	—	—	(2.3)	—	(2.3)
Issuance of common shares	144.1	—	—	—	—	144.1
Common shares repurchased and cancelled	(1.1)	—	—	—	—	(1.1)
Dividends paid to common shareowners	(7.3)	—	—	—	—	(7.3)
Intercompany dividends	—	—	—	(2.4)	2.4	—

Net cash provided by (used in) financing activities	164.5	—	(90.9)	(4.8)	2.4	71.2
Effect of exchange rate changes on cash	0.1	—	(1.1)	—	—	(1.0)

Net (decrease) increase in cash, cash equivalents and restricted cash	(15.9)	7.7	(13.4)	(0.4)	—	(22.0)

Cash, cash equivalents, and restricted cash beginning of period	20.8	12.8	38.4	5.1	—	77.1

Cash, cash equivalents and restricted cash end of period	$4.9	$20.5	$25.0	$4.7	$—	$55.1

Guarantor Subsidiaries for 2020 Notes, 2022 Notes, and 2024 Notes

The 2020 Notes and the $525.0 million of 5.375% senior notes due 2022 (the “2022 Notes”), each issued by Cott Corporation’s 100% owned subsidiary Cott Beverages Inc. (“CBI”), are fully and unconditionally, jointly and severally guaranteed on a senior basis by Cott Corporation and certain of its 100% owned direct and indirect subsidiaries (the “Cott Guarantor Subsidiaries”). The Indentures governing the 2020 Notes and the 2022 Notes require (i) any 100% owned direct and indirect restricted subsidiary that guarantees any indebtedness of CBI or any guarantor and (ii) any non-100% owned subsidiary that guarantees any other capital markets debt of CBI or any guarantor to guarantee the 2020 Notes and the 2022 Notes. No non-100% owned subsidiaries guarantee the 2020 Notes or the 2022 Notes. The guarantees of Cott Corporation and the Cott Guarantor Subsidiaries may be released in limited circumstances only upon the occurrence of certain customary conditions set forth in the Indentures governing the 2020 Notes and the 2022 Notes. As of April 5, 2017, the entire aggregate principal amount of our 2020 Notes has been redeemed (see Note 7 to the consolidated financial statements).

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

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 1, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$34.7	$164.6	$593.3	$117.7	$(13.9)	$896.4
Cost of sales	30.6	143.3	374.1	51.7	(13.9)	585.8

Gross profit	4.1	21.3	219.2	66.0	—	310.6
Selling, general and administrative expenses	6.5	27.2	199.6	57.8	—	291.1
Loss on disposal of property, plant & equipment	—	—	1.4	—	—	1.4
Acquisition and integration expenses	—	1.5	2.7	3.1	—	7.3

Operating (loss) income	(2.4)	(7.4)	15.5	5.1	—	10.8
Other expense (income), net	0.3	10.0	(1.1)	(0.8)	—	8.4
Intercompany interest (income) expense, net	(1.5)	(9.2)	14.9	(4.2)	—	—
Interest expense (income), net	7.0	20.4	8.4	(0.1)	—	35.7

(Loss) income before income tax expense (benefit) and equity (loss) income	(8.2)	(28.6)	(6.7)	10.2	—	(33.3)
Income tax expense (benefit)	—	1.1	(0.2)	0.2	—	1.1
Equity (loss) income	(28.2)	2.1	—	—	26.1	—

Net (loss) income	$(36.4)	$(27.6)	$(6.5)	$10.0	$26.1	$(34.4)
Less: Net income attributable to non-controlling interests	—	—	—	2.0	—	2.0

Net (loss) income attributed to Cott Corporation	$(36.4)	$(27.6)	$(6.5)	$8.0	$26.1	$(36.4)

Comprehensive (loss) income attributed to Cott Corporation	$(24.2)	$(26.9)	$(5.2)	$14.8	$17.3	$(24.2)

Condensed Consolidating Statements of Operations

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenue, net	$33.8	$168.9	$481.0	$28.5	$(13.8)	$698.4
Cost of sales	29.7	146.0	299.6	22.9	(13.8)	484.4

Gross profit	4.1	22.9	181.4	5.6	—	214.0
Selling, general and administrative expenses	5.5	28.1	160.7	2.7	—	197.0
Loss on disposal of property, plant & equipment	—	0.3	0.6	—	—	0.9
Acquisition and integration expenses	—	0.3	1.1	—	—	1.4

Operating (loss) income	(1.4)	(5.8)	19.0	2.9	—	14.7
Other income, net	(1.6)	(0.1)	(0.5)	—	—	(2.2)
Intercompany interest (income) expense, net	—	(11.4)	11.4	—	—	—
Interest expense, net	0.2	20.1	7.5	—	—	27.8

(Loss) income before income tax (benefit) expense and equity (loss) income	—	(14.4)	0.6	2.9	—	(10.9)
Income tax (benefit) expense	—	(6.0)	(3.6)	0.1	—	(9.5)
Equity (loss) income	(2.8)	1.5	0.3	—	1.0	—

Net (loss) income	$(2.8)	$(6.9)	$4.5	$2.8	$1.0	$(1.4)
Less: Net income attributable to non-controlling interests	—	—	—	1.4	—	1.4

Net (loss) income attributed to Cott Corporation	$(2.8)	$(6.9)	$4.5	$1.4	$1.0	$(2.8)

Comprehensive (loss) income attributed to Cott Corporation	$(5.4)	$(7.0)	$31.1	$(0.6)	$(23.5)	$(5.4)

Consolidating Balance Sheets

(in millions of U.S. dollars)

Unaudited

	As of April 1, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$1.1	$1.5	$45.3	$38.2	$—	$86.1
Restricted cash	—	444.4	—	—	—	444.4
Accounts receivable, net of allowance	33.9	111.6	433.7	91.2	(242.9)	427.5
Inventories	15.6	77.7	212.8	23.3	—	329.4
Prepaid expenses and other assets	1.2	7.9	20.6	10.6	—	40.3

Total current assets	51.8	643.1	712.4	163.3	(242.9)	1,327.7
Property, plant & equipment, net	27.6	150.0	643.9	111.7	—	933.2
Goodwill	20.5	4.5	871.8	287.5	—	1,184.3
Intangible assets, net	0.1	66.3	664.8	198.9	—	930.1
Deferred tax assets	—	—	0.1	1.3	—	1.4
Other long-term assets, net	1.3	16.9	20.0	2.4	—	40.6
Due from affiliates	956.1	580.7	893.1	338.5	(2,768.4)	—
Investments in subsidiaries	338.4	847.3	836.2	—	(2,021.9)	—

Total assets	$1,395.8	$2,308.8	$4,642.3	$1,103.6	$(5,033.2)	$4,417.3

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$145.0	$1.8	$—	$—	$146.8
Current maturities of long-term debt	—	2.5	0.5	1.9	—	4.9
Accounts payable and accrued liabilities	82.6	287.2	361.1	130.1	(242.9)	618.1

Total current liabilities	82.6	434.7	363.4	132.0	(242.9)	769.8
Long-term debt	471.1	936.5	1,122.0	2.9	—	2,532.5
Deferred tax liabilities	1.0	38.7	91.5	26.4	—	157.6
Other long-term liabilities	0.7	24.0	60.9	26.0	—	111.6
Due to affiliates	1.0	892.1	1,063.2	812.1	(2,768.4)	—

Total liabilities	556.4	2,326.0	2,701.0	999.4	(3,011.3)	3,571.5
Equity
Common shares, no par	911.7	834.7	1,505.8	148.8	(2,489.3)	911.7
Additional paid-in-capital	55.3	—	—	—	—	55.3
(Accumulated deficit) retained earnings	(21.9)	(832.5)	256.5	(66.9)	642.9	(21.9)
Accumulated other comprehensive (loss) income	(105.7)	(19.4)	179.0	15.9	(175.5)	(105.7)

Total Cott Corporation equity	839.4	(17.2)	1,941.3	97.8	(2,021.9)	839.4
Non-controlling interests	—	—	—	6.4	—	6.4

Total equity	839.4	(17.2)	1,941.3	104.2	(2,021.9)	845.8

Total liabilities and equity	$1,395.8	$2,308.8	$4,642.3	$1,103.6	$(5,033.2)	$4,417.3

Consolidating Balance Sheets

(in millions of U.S. dollars)

	As of December 31, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets
Cash & cash equivalents	$4.8	$3.1	$71.7	$38.5	$—	$118.1
Accounts receivable, net of allowance	27.4	73.3	443.1	93.7	(233.6)	403.9
Inventories	14.0	72.0	194.3	21.1	—	301.4
Prepaid expenses and other assets	1.4	4.3	19.4	4.7	—	29.8

Total current assets	47.6	152.7	728.5	158.0	(233.6)	853.2
Property, plant & equipment, net	27.5	154.4	640.8	107.2	—	929.9
Goodwill	20.3	4.5	867.9	282.7	—	1,175.4
Intangible assets, net	0.1	66.2	675.6	197.8	—	939.7
Deferred tax assets	—	6.0	—	0.2	(6.0)	0.2
Other long-term assets, net	1.2	17.0	20.7	2.4	—	41.3
Due from affiliates	943.2	580.2	343.1	—	(1,866.5)	—
Investments in subsidiaries	361.9	847.3	989.8	—	(2,199.0)	—

Total assets	$1,401.8	$1,828.3	$4,266.4	$748.3	$(4,305.1)	$3,939.7

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$207.0	$—	$—	$—	$207.0
Current maturities of long-term debt	—	2.5	0.2	3.0	—	5.7
Accounts payable and accrued liabilities	66.5	261.9	369.3	133.3	(233.6)	597.4

Total current liabilities	66.5	471.4	369.5	136.3	(233.6)	810.1
Long-term debt	464.3	1,135.6	385.3	2.8	—	1,988.0
Deferred tax liabilities	1.0	—	136.2	26.6	(6.0)	157.8
Other long-term liabilities	0.5	24.4	63.5	21.6	—	110.0
Due to affiliates	1.0	142.1	1,233.6	489.8	(1,866.5)	—

Total liabilities	533.3	1,773.5	2,188.1	677.1	(2,106.1)	3,065.9
Equity
Common shares, no par	909.3	834.8	1,648.7	149.7	(2,633.2)	909.3
Additional paid-in-capital	54.2	—	—	—	—	54.2
Retained earnings (deficit)	22.9	(759.9)	251.9	(92.9)	600.9	22.9
Accumulated other comprehensive (loss) income	(117.9)	(20.1)	177.7	9.1	(166.7)	(117.9)

Total Cott Corporation equity	868.5	54.8	2,078.3	65.9	(2,199.0)	868.5
Non-controlling interests	—	—	—	5.3	—	5.3

Total equity	868.5	54.8	2,078.3	71.2	(2,199.0)	873.8

Total liabilities and equity	$1,401.8	$1,828.3	$4,266.4	$748.3	$(4,305.1)	$3,939.7

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 1, 2017
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities	$7.7	$(28.8)	$12.7	$5.6	$(0.9)	$(3.7)

Investing Activities
Acquisition, net of cash received	—	—	(7.2)	2.2	—	(5.0)
Additions to property, plant & equipment	(0.9)	(4.7)	(29.0)	(6.0)	—	(40.6)
Additions to intangible assets	—	(1.8)	(1.0)	—	—	(2.8)
Proceeds from sale of property, plant & equipment	—	—	3.8	0.3	—	4.1
Intercompany loan to affiliate	—	—	(750.0)	—	750.0	—
Other investing activities	—	—	0.2	—	—	0.2

Net cash used in investing activities	(0.9)	(6.5)	(783.2)	(3.5)	750.0	(44.1)

Financing Activities
Payments of long-term debt	—	(203.0)	—	(0.3)	—	(203.3)
Issuance of long-term debt	—	—	750.0	—	—	750.0
Borrowings under ABL	—	771.0	1.9	—	—	772.9
Payments under ABL	—	(832.7)	—	(1.5)	—	(834.2)
Premiums and costs paid upon extinguishment of long-term debt	—	(7.2)	—	—	—	(7.2)
Financing fees	—	—	(9.4)	—	—	(9.4)
Distributions to non-controlling interests	—	—	—	(0.9)	—	(0.9)
Issuance of common shares	0.5	—	—	—	—	0.5
Common shares repurchased and cancelled	(1.8)	—	—	—	—	(1.8)
Dividends paid to common shareowners	(8.4)	—	—	—	—	(8.4)
Proceeds from intercompany loan from affiliate	—	750.0	—	—	(750.0)	—
Other financing activities	—	—	—	0.5	—	0.5
Intercompany dividends	—	—	—	(0.9)	0.9	—

Net cash (used in) provided by financing activities	(9.7)	478.1	742.5	(3.1)	(749.1)	458.7
Effect of exchange rate changes on cash	(0.8)	—	1.6	0.7	—	1.5

Net (decrease) increase in cash, cash equivalents and restricted cash	(3.7)	442.8	(26.4)	(0.3)	—	412.4

Cash, cash equivalents and restricted cash, beginning of period	4.8	3.1	71.7	38.5	—	118.1

Cash, cash equivalents and restricted cash, end of period	$1.1	$445.9	$45.3	$38.2	$—	$530.5

Consolidating Statements of Condensed Cash Flows

(in millions of U.S. dollars)

Unaudited

	For the Three Months Ended April 2, 2016
	Cott Corporation	Cott Beverages Inc.	Cott Guarantor Subsidiaries	Cott Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash (used in) provided by operating activities	$(136.8)	$99.0	$16.8	$4.7	$(2.4)	$(18.7)

Investing Activities
Acquisition, net of cash received	(43.2)	—	(1.2)	—	—	(44.4)
Additions to property, plant & equipment	(0.4)	(6.7)	(22.1)	(0.3)	—	(29.5)
Additions to intangible assets	(0.1)	(1.7)	(0.5)	—	—	(2.3)
Proceeds from sale of property, plant & equipment	—	—	2.7	—	—	2.7

Net cash used in investing activities	(43.7)	(8.4)	(21.1)	(0.3)	—	(73.5)

Financing Activities
Payments of long-term debt	—	(0.7)	(0.3)	(0.1)	—	(1.1)
Borrowings under ABL	87.6	409.6	—	—	—	497.2
Payments under ABL	(58.8)	(499.5)	—	—	—	(558.3)
Distributions to non-controlling interests	—	—	—	(2.3)	—	(2.3)
Issuance of common shares	144.1	—	—	—	—	144.1
Common shares repurchased and cancelled	(1.1)	—	—	—	—	(1.1)
Dividends paid to common shareowners	(7.3)	—	—	—	—	(7.3)
Intercompany dividends	—	—	—	(2.4)	2.4	—

Net cash provided by (used in) financing activities	164.5	(90.6)	(0.3)	(4.8)	2.4	71.2
Effect of exchange rate changes on cash	0.1	—	(1.1)	—	—	(1.0)

Net (decrease) increase in cash, cash equivalents and restricted cash	(15.9)	0.0	(5.7)	(0.4)	—	(22.0)

Cash, cash equivalents, and restricted cash beginning of period	20.8	1.0	50.2	5.1	—	77.1

Cash, cash equivalents and restricted cash end of period	$4.9	$1.0	$44.5	$4.7	$—	$55.1

Note 13—Subsequent Events

On May 2, 2017, our board of directors declared a dividend of $0.06 per share on common shares, payable in cash on June 14, 2017 to shareowners of record at the close of business on June 2, 2017.

On May 5, 2017, we redeemed $100.0 million aggregate principal amount of the DSS Notes. The redemption included approximately $7.7 million in premium payments as well as accrued interest of approximately $1.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2016 (our “2016 Annual Report”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A in our 2016 Annual Report. As used herein, “Cott,” “the Company,” “Cott Corporation,” “we,” “us,” or “our” refers to Cott Corporation, together with its consolidated subsidiaries.

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

Our traditional business, which refers to our Cott North America, Cott U.K. and All Other reporting segments, typically operates at low margins and therefore relatively small changes in cost structures can materially affect results. Industry-wide carbonated soft drinks (“CSD”) sales have declined during 2017 and 2016 and ingredient and packaging costs have remained volatile.

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

We supply Walmart and its affiliated companies, under annual non-exclusive supply agreements, with a variety of products in North America, the United Kingdom, and Mexico, including CSDs, 100% shelf stable juice and juice-based products, clear, still and sparkling flavored waters, bottled water, energy products, sports products, new age beverages, and ready-to-drink teas. During the first three months of 2017, we supplied Walmart with all of its private-label CSDs in the United States. In the event Walmart were to utilize additional suppliers to fulfill a portion of its requirements for CSDs, our operating results could be materially adversely affected. Sales to Walmart for the three months ended April 1, 2017 and April 2, 2016 accounted for 13.0% and 18.2%, respectively, of total revenue.

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

During the first quarter of 2016, we completed the acquisition of Aquaterra Corporation followed by the acquisitions of S. & D. Coffee, Inc. (“S&D”) and Eden Springs Europe B.V. (“Eden”) in the third quarter of 2016. These businesses were added to our DSS reporting segment, which was then renamed “Water & Coffee Solutions” to reflect the increased scope of our offering. Other than the change in name, there was no impact on prior period results for this reporting segment. The Water & Coffee Solutions reporting segment produces a product category consisting primarily of bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment.

Financing Transactions

On March 22, 2017, we issued $750.0 million of 5.500% senior notes due April 1, 2025 (the “2025 Notes”) to qualified purchasers in a private placement offering under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. purchasers pursuant to Regulation S under the Securities Act and other applicable laws. The 2025 Notes were issued by our wholly-owned subsidiary Cott Holdings Inc., and most of our U.S., Canadian, U.K., Luxembourg and Dutch subsidiaries guarantee the 2025 Notes. The 2025 Notes will mature on April 1, 2025 and interest is payable semi-annually on April 1st and October 1st of each year commencing on October 1, 2017. The proceeds of the 2025 Notes were used to retire $625.0 million aggregate principal amount of our 6.75% senior notes due 2020 (the “2020 Notes”), redeem $100.0 million aggregate principal amount of our 10.000% senior secured notes due 2021 (the “DSS Notes”) and to pay related fees and expenses.

We incurred $11.6 million of financing fees in connection with the issuance of the 2025 Notes. The financing fees are being amortized using the effective interest method over an eight-year period, which represents the term to maturity of the 2025 Notes.

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

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” in our 2016 Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

The following are some of the factors that could affect our financial performance, including but not limited to, sales, earnings and cash flows, or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•	our ability to compete successfully in the markets in which we operate;

•	changes in consumer tastes and preferences for existing products and our ability to develop and timely launch new products that appeal to such changing consumer tastes and preferences;

•	a loss of or a reduction in business in our traditional business with key customers, particularly Walmart;

•	consolidation of retail customers in the markets in which we operate;

•	fluctuations in commodity prices and our ability to pass on increased costs to our customers or effectively hedge against such rising costs, and the impact of those increased prices on our volumes;

•	our ability to manage our operations successfully;

•	our ability to fully realize the potential benefit of acquisitions or other strategic opportunities that we pursue;

•	our ability to realize the expected benefits and cost synergies related to our recent acquisitions;

•	the limited nature of our indemnification rights under our recent acquisition agreements;

•	the incurrence of substantial indebtedness to finance our recent acquisitions;

•	our exposure to intangible asset risk;

•	currency fluctuations that adversely affect the exchange between the U.S. dollar and the British pound sterling, the Euro, the Canadian dollar, the Mexican peso and other currencies, and the exchange between the British pound sterling and the Euro;

•	our ability to maintain favorable arrangements and relationships with our suppliers;

•	our substantial indebtedness and our ability to meet our obligations under our debt agreements, and risks of further increases to our indebtedness;

•	our ability to maintain compliance with the covenants and conditions under our debt agreements;

•	fluctuations in interest rates which could increase our borrowing costs;

•	credit rating changes;

•	the impact of global financial events on our financial results;

•	our ability to fully realize the expected cost savings and/or operating efficiencies from our restructuring activities;

•	any disruption to production at our beverage concentrates or other manufacturing facilities;

•	our ability to maintain access to our water sources;

•	our ability to adequately address the challenges and risks associated with our international operations and acquisition strategy;

•	our ability to protect our intellectual property;

•	compliance with product health and safety standards;

•	liability for injury or illness caused by the consumption of contaminated products;

•	liability and damage to our reputation as a result of litigation or legal proceedings;

•	changes in the legal and regulatory environment in which we operate;

•	the impact of proposed taxes on soda and other sugary drinks;

•	enforcement of compliance with the Ontario Environmental Protection Act;

•	the seasonal nature of our business and the effect of adverse weather conditions;

•	the impact of national, regional and global events, including those of a political, economic, business and competitive nature;

•	our ability to recruit, retain, and integrate new members of management;

•	our ability to renew our collective bargaining agreements on satisfactory terms;

•	disruptions in our information systems;

•	our ability to securely maintain our customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	increased tax liabilities in the various jurisdictions in which we operate; or

•	our ability to maintain our quarterly dividend;

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

Non-GAAP Measures

In this report, we supplement our reporting of financial measures determined in accordance with GAAP by utilizing certain non-GAAP financial measures that exclude certain items to make period-over-period comparisons for our underlying operations before material changes.

We exclude these items to better understand trends in the business. We exclude the impact of foreign exchange to separate the impact of currency exchange rate changes from our results of operations.

We also utilize (loss) earnings before interest expense, taxes, depreciation and amortization (“EBITDA”), which is GAAP (loss) income attributed to Cott Corporation before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and net income attributable to non-controlling interests. We consider EBITDA to be an indicator of operating performance. We also use EBITDA, as do analysts, lenders, investors and others, because it excludes certain items that can vary widely across different industries or among companies within the same industry. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also utilize adjusted EBITDA, which is EBITDA excluding acquisition and integration costs, inventory step-up adjustments, unrealized gain on commodity hedging instruments, net, foreign exchange and other gains, net, loss on disposal of property, plant & equipment, net, loss on extinguishment of 2020 Notes, share-based compensation costs, and other adjustments, as the case may be (“Adjusted EBITDA”). Effective January 1, 2017, share-based compensation expense, as a part of annual compensation packages, is included as an adjustment to EBITDA, and prior periods presented have been updated to incorporate the change. This determination is based upon review of peer companies and business practices among entities undergoing transformation within their operations. We consider Adjusted EBITDA to be an indicator of our operating performance. Adjusted EBITDA excludes certain items to make more meaningful period-over-period comparisons of our underlying operations before material changes.

We also utilize adjusted net loss, which is GAAP loss attributed to Cott Corporation excluding acquisition and integration costs, inventory step-up adjustments, unrealized gain on commodity hedging instruments, net, foreign exchange and other gains, net, loss on disposal of property, plant & equipment, net, loss on extinguishment of 2020 Notes, other adjustments, and the tax effect of adjustments, as well as adjusted net loss per diluted common share, which is adjusted net loss divided by diluted weighted average common shares outstanding. We consider these measures to be indicators of our operating performance.

Additionally, we supplement our reporting of net cash used in operating activities determined in accordance with GAAP by excluding additions to property, plant & equipment to present free cash flow and adjusted free cash flow (which is free cash flow excluding acquisition and integration cash costs), which management believes provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, paying dividends, and strengthening the balance sheet.

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

Summary Financial Results

Net loss attributed to Cott Corporation for the three months ended April 1, 2017 (the “first quarter”) was $36.4 million or $0.26 net loss per diluted common share, compared with net loss of $2.8 million or $0.02 per diluted common share for the three months ended April 2, 2016.

The following items of significance affected our financial results for the first quarter of 2017:

•	Net revenue increased 28.4% from the prior year period due primarily to the addition of the S&D and Eden businesses as well as growth in our DSS business, partially offset by the impact of unfavorable foreign exchange rates and a product mix shift and the competitive landscape in our traditional business. Excluding the impact of foreign exchange, net revenue increased 30.3% from the prior year period;

•	Gross profit for the first quarter increased to $310.6 million from $214.0 million in the prior year period due primarily to the addition of the S&D and Eden businesses and operational improvements in our DSS business, partially offset by unfavorable foreign exchange rates and lower volumes in our Cott U.K. reporting segment. Gross profit as a percentage of net revenue increased to 34.6% for the first quarter from 30.6% in the prior year period;

•	Selling, general and administrative (“SG&A”) expenses for the first quarter increased to $291.1 million from $197.0 million in the prior year period due primarily to the addition of the S&D and Eden businesses. As a percentage of net revenue, SG&A expenses increased to 32.5% for the first quarter from 28.2% in the prior year period;

•	Other expense, net for the first quarter was $8.4 million compared to other income, net of $2.2 million in the prior year period due primarily to the costs associated with the redemption of our 2020 Notes;

•	Interest expense, net for the first quarter increased to $35.7 million from $27.8 million in the prior year period due primarily to the issuance of our €450.0 million (U.S. $480.7 million at the exchange rate in effect on April 1, 2017) of 5.500% senior notes due 2024 (the “2024 Notes”) in the second quarter of the prior year;

•	Income tax expense for the first quarter was $1.1 million compared to income tax benefit of $9.5 million in the prior year period due primarily to no longer recognizing tax benefits in the U.S. and Canada.

•	Adjusted EBITDA increased to $88.1 million in the first quarter compared to $72.9 million in the prior year period due to the items listed above;

•	Adjusted net loss and adjusted net loss per diluted common share were $18.5 million and $0.13 respectively, in the first quarter compared to adjusted net loss of $2.0 million and adjusted net loss per diluted common share of $0.02 in the prior year period; and

•	Cash flows used in operating activities was $3.7 million in the first quarter compared to $18.7 million in the prior year period. The $15.0 million decrease was due primarily to the change in working capital account balances relative to the prior year period.

Results of Operations

The following table summarizes our consolidated statements of operations as a percentage of revenue for the three months ended April 1, 2017 and April 2, 2016:

	For the Three Months Ended
	April 1, 2017		April 2, 2016
(in millions of U.S. dollars)	$	%	$	%
Revenue, net	896.4	100.0	698.4	100.0
Cost of sales	585.8	65.4	484.4	69.4

Gross profit	310.6	34.6	214.0	30.6
SG&A expenses	291.1	32.5	197.0	28.2
Loss on disposal of property, plant & equipment, net	1.4	0.2	0.9	0.1
Acquisition and integration expenses	7.3	0.8	1.4	0.2

Operating income	10.8	1.2	14.7	2.1
Other expense (income), net	8.4	0.9	(2.2)	(0.3)
Interest expense, net	35.7	4.0	27.8	4.0

Loss before income taxes	(33.3)	(3.7)	(10.9)	(1.6)
Income tax expense (benefit)	1.1	0.1	(9.5)	(1.4)

Net loss	(34.4)	(3.8)	(1.4)	(0.2)
Less: Net income attributable to non-controlling interests	2.0	0.2	1.4	0.2

Net loss attributed to Cott Corporation	(36.4)	(4.1)	(2.8)	(0.4)

Depreciation & amortization	64.4	7.2	52.5	7.5

The following table summarizes the change in revenue by reporting segment for the three months ended April 1, 2017:

	For the Three Months Ended April 1, 2017
	Water &	Cott
(in millions of U.S. dollars, except percentage amounts)	Coffee Solutions	North America	Cott U.K.	All Other	Eliminations	Total
Change in revenue	$238.2	$(12.2)	$(26.4)	$(2.1)	$0.5	$198.0
Impact of foreign exchange [1]	(0.5)	(0.9)	14.4	0.4	—	13.4

Change excluding foreign exchange	$237.7	$(13.1)	$(12.0)	$(1.7)	$0.5	$211.4

Percentage change in revenue	92.6%	(3.9)%	(21.9)%	(15.4)%	(7.8)%	28.4%

Percentage change in revenue excluding foreign exchange	92.4%	(4.2)%	(10.0)%	(12.5)%	(7.8)%	30.3%

1.	Impact of foreign exchange is the difference between the current period revenue translated utilizing the current period average foreign exchange rates less the current period revenue translated utilizing the prior period average foreign exchange rates.

The following table summarizes our net revenue, gross profit and operating income (loss) by reporting segment for the three months ended April 1, 2017 and April 2, 2016 (for purposes of the table below, our corporate oversight function (“Corporate”) is not treated as a segment; it includes certain general and administrative costs that are not allocated to any of the reporting segments):

	For the Three Months Ended
(in millions of U.S. dollars)	April 1, 2017	April 2, 2016
Revenue, net
Water & Coffee Solutions	$495.5	$257.3
Cott North America	301.1	313.3
Cott U.K.	94.2	120.6
All Other	11.5	13.6
Eliminations	(5.9)	(6.4)

Total	$896.4	$698.4

Gross profit
Water & Coffee Solutions	$262.4	$154.4
Cott North America	33.2	34.9
Cott U.K.	11.1	19.7
All Other	3.9	5.0

Total	$310.6	$214.0

Operating income (loss)
Water & Coffee Solutions	$14.9	$5.7
Cott North America	1.1	0.6
Cott U.K.	—	9.9
All Other	1.6	2.5
Corporate	(6.8)	(4.0)

Total	$10.8	$14.7

The following tables summarize net revenue by channel for the three months ended April 1, 2017 and April 2, 2016:

	For the Three Months Ended April 1, 2017
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$21.4	$240.6	$38.3	$0.9	$(0.4)	$300.8
Branded retail	19.1	22.6	29.5	0.9	(0.4)	71.7
Contract packaging	—	31.1	21.8	3.0	(1.9)	54.0
Home and office bottled water delivery	229.1	—	—	—	—	229.1
Coffee and tea services	165.6	—	0.6	—	—	166.2
Concentrate and other	60.3	6.8	4.0	6.7	(3.2)	74.6

Total	$495.5	$301.1	$94.2	$11.5	$(5.9)	$896.4

	For the Three Months Ended April 2, 2016
	Water &	Cott
	Coffee	North	Cott	All
(in millions of U.S. dollars)	Solutions	America	U.K.	Other	Eliminations	Total
Revenue, net
Private label retail	$16.9	$248.5	$50.7	$0.5	$(0.4)	$316.2
Branded retail	24.3	26.8	36.2	0.8	(0.3)	87.8
Contract packaging	—	31.4	28.3	4.7	(2.1)	62.3
Home and office bottled water delivery	162.0	—	—	—	—	162.0
Coffee and tea services	31.5	—	0.8	—	—	32.3
Concentrate and other	22.6	6.6	4.6	7.6	(3.6)	37.8

Total	$257.3	$313.3	$120.6	$13.6	$(6.4)	$698.4

The following table summarizes our EBITDA and Adjusted EBITDA for the three months ended April 1, 2017 and April 2, 2016:

	For the Three Months Ended
(in millions of U.S. dollars)	April 1, 2017	April 2, 2016
Net loss attributed to Cott Corporation	$(36.4)	$(2.8)
Interest expense, net	35.7	27.8
Income tax expense (benefit)	1.1	(9.5)
Depreciation & amortization	64.4	52.5
Net income attributable to non-controlling interests	2.0	1.4

EBITDA	$66.8	$69.4
Acquisition and integration costs [1]	7.3	1.4
Inventory step-up	—	0.5
Unrealized commodity hedging gain, net	(1.9)	—
Foreign exchange and other gains, net	(1.4)	(2.6)
Loss on disposal of property, plant & equipment, net	1.8	0.9
Loss on extinguishment of 2020 Notes	10.1	—
Share-based compensation	3.6	2.0
Other adjustments	1.8	1.3

Adjusted EBITDA	$88.1	$72.9

1.	Includes $1.2 million of share-based compensation costs for the three months ended April 1, 2017 related to awards granted in connection with the acquisition of our S&D and Eden businesses and $0.4 million of share-based compensation costs for the three months ended April 2, 2016 related to awards granted in connection with the acquisition of our DSS business.

The following table summarizes our adjusted net loss and adjusted net loss per common share for the three months ended April 1, 2017 and April 2, 2016:

	For the Three Months Ended
(in millions of U.S. dollars, except share amounts)	April 1, 2017	April 2, 2016
Net loss attributed to Cott Corporation	$(36.4)	$(2.8)
Acquisition and integration costs	7.3	1.4
Inventory step-up	—	0.5
Unrealized commodity hedging gain, net	(1.9)	—
Foreign exchange and other gains, net	(1.4)	(2.6)
Loss on disposal of property, plant & equipment, net	1.8	0.9
Loss on extinguishment of 2020 Notes	10.1	—
Other adjustments [1]	2.6	1.3
Adjustments for tax effect [2]	(0.6)	(0.7)

Adjusted net loss attributed to Cott Corporation	$(18.5)	$(2.0)

Adjusted net loss per common share attributed to Cott Corporation
Basic	$(0.13)	$(0.02)
Diluted	(0.13)	(0.02)

Weighted average outstanding shares (in millions) attributed to Cott Corporation
Basic	138.7	113.3
Diluted	138.7	113.3

1.	Includes $0.8 million of interest expense for the three months ended April 1, 2017 related to the debt refinancing of our 2020 Notes.
2.	Reflects the tax effect of adjustments at the statutory tax rate within the applicable tax jurisdiction.

The following table summarizes our free cash flow and adjusted free cash flow for the three months ended April 1, 2017 and April 2, 2016:

	For the Three Months Ended
(in millions of U.S. dollars)	April 1, 2017	April 2, 2016
Net cash used in operating activities	$(3.7)	$(18.7)
Less: Additions to property, plant & equipment	(40.6)	(29.5)

Free Cash Flow	$(44.3)	$(48.2)

Plus:
Acquisition and integration cash costs	5.7	1.1

Adjusted Free Cash Flow	$(38.6)	$(47.1)

Revenue, Net

Net revenue increased $198.0 million, or 28.4%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, net revenue increased 30.3% in the first quarter as compared to the prior year period.

Water & Coffee Solutions revenue increased $238.2 million, or 92.6%, in the first quarter from the comparable prior year period due primarily to the addition of our S&D and Eden businesses and operational improvements in our DSS business, partially offset by reduced revenues in office coffee services, retail supermarkets and HOD case pack water at our DSS business.

Cott North America revenue decreased $12.2 million, or 3.9%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue decreased 4.2%, due primarily to an ongoing product mix shift within the business.

Cott U.K. revenue decreased $26.4 million, or 21.9%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue decreased 10.0%, due primarily to lost customer volume from a large retail customer.

All Other revenue decreased $2.1 million, or 15.4%, in the first quarter from the comparable prior year period. Excluding the impact of foreign exchange, revenue decreased 12.5%, due primarily to reduced volumes.

Cost of Sales

Cost of sales represented 65.4% of revenue in the first quarter, compared to 69.4% in the comparable prior year period. The decrease in cost of sales as a percentage of revenue was due primarily to the addition of our higher gross profit Eden business as well as operational improvements in our DSS business.

Gross Profit

Gross profit increased to $310.6 million in the first quarter from $214.0 million in the comparable prior year period due primarily to the addition of our S&D and Eden businesses and operational improvements in our DSS business, partially offset by unfavorable foreign exchange rates and lower volumes in our Cott U.K. reporting segment. Gross profit as a percentage of revenue increased to 34.6% in the first quarter from 30.6% in the comparable prior year period.

Selling, General and Administrative Expenses

SG&A expenses increased to $291.1 million in the first quarter from $197.0 million in the comparable prior year period due primarily to the addition of our S&D and Eden businesses.

Operating Income

Operating income decreased to $10.8 million in the first quarter from $14.7 million in the comparable prior year period due primarily to higher SG&A expenses and acquisition and integration expenses incurred in the first quarter compared to the prior year period.

Other Expense (Income), Net

Other expense, net for the first quarter was $8.4 million compared to other income, net of $2.2 million in the comparable prior year period due primarily to the costs associated with the redemption of our 2020 Notes.

Income Taxes

Income tax expense was $1.1 million in the first quarter compared to income tax benefit of $9.5 million in the comparable prior year period. The effective income tax rate for the first quarter was (3.3%) compared to 87.2% in the comparable prior year period. The increase in the income tax expense primarily relates to no longer recognizing tax benefits in the U.S. and Canada. The effective tax rate differs from the Canadian statutory rate primarily due to losses in tax jurisdictions with existing valuation allowances, significant permanent differences for which we have recognized a tax benefit and income in tax jurisdictions with lower statutory tax rates than Canada.

Liquidity and Capital Resources

As of April 1, 2017, we had total debt of $2,684.2 million, $444.4 million of restricted cash and $86.1 million of cash & cash equivalents compared to $2,200.7 million of debt and $118.1 million of cash & cash equivalents as of December 31, 2016.

We believe that our level of resources, which includes cash on hand, available borrowings under our asset-based lending facility (the “ABL facility”) and funds provided by operations, will be adequate to meet our expenses, capital expenditures, and debt service obligations for the next twelve months. Our ability to generate cash to meet our current expenses and debt service obligations will depend on our future performance. If we do not have enough cash to pay our debt service obligations, or if the ABL facility or our outstanding notes were to become currently due, either at maturity or as a result of a breach, we may be required to take actions such as amending our ABL facility or the indentures governing our outstanding notes, refinancing all or part of our existing debt, selling assets, incurring additional indebtedness or raising equity. The ABL facility and the DSS Notes are secured by substantially all of our assets and those of the respective guarantor subsidiaries. If the ABL facility or the DSS Notes were to become currently due, the lenders or the trustee, as applicable, may have the right to foreclose on such assets subject to the terms of an intercreditor agreement that gives priority to the rights of the ABL lender. If we need to seek additional financing, there is no assurance that this additional financing will be available on favorable terms or at all.

As of April 1, 2017, our total availability under the ABL facility was $461.1 million, which was based on our borrowing base (accounts receivables, inventory, and fixed assets as of the March month end under the terms of the credit agreement governing the ABL facility). We had $146.8 million of outstanding borrowings under the ABL facility and $39.9 million in outstanding letters of credit. As a result, our excess availability under the ABL facility was $274.4 million. Each month’s borrowing base is not effective until submitted to the lenders, which usually occurs on the twentieth day of the following month.

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

We may, from time to time, depending on market conditions, including without limitation whether our outstanding notes are then trading at a discount to their face amount, repurchase our outstanding notes for cash and/or in exchange for our common shares, warrants, preferred shares, debt or other consideration, in each case in open market purchases and/or privately negotiated transactions. The amounts involved in any such transactions, individually or in aggregate, may be material. However, the covenants in our ABL facility subject such purchases to certain limitations and conditions.

A dividend of $0.06 per common share was declared during the first quarter of 2017 for a dividend payment of approximately $8.4 million.

The following table summarizes our cash flows for the three months ended April 1, 2017 and April 2, 2016, as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	For the Three Months Ended
(in millions of U.S. dollars)	April 1, 2017	April 2, 2016
Net cash used in operating activities	$(3.7)	$(18.7)
Net cash used in investing activities	(44.1)	(73.5)
Net cash provided by financing activities	458.7	71.2
Effect of exchange rate changes on cash	1.5	(1.0)

Net increase (decrease) in cash, cash equivalents and restricted cash	412.4	(22.0)
Cash, cash equivalents and restricted cash, beginning of period	118.1	77.1

Cash, cash equivalents and restricted cash, end of period	$530.5	$55.1

Operating Activities

Cash used in operating activities was $3.7 million during the first quarter compared to $18.7 million in the comparable prior year period. The $15.0 million decrease was due primarily to the change in working capital account balances relative to the prior year period.

Investing Activities

Cash used in investing activities was $44.1 million during the first quarter compared to $73.5 million in the comparable prior year period. The $29.4 million decrease was due primarily to the reduction of acquisition activity relative to the prior year period, partially offset by an increase in additions to property, plant and equipment.

Financing Activities

Cash provided by financing activities was $458.7 million during the first quarter compared to $71.2 million in the comparable prior year period. The $387.5 million increase was due primarily to the proceeds received from the issuance of the 2025 Notes, partially offset by the partial redemption of our 2020 Notes and the reduction of the net proceeds from the issuance of common shares relative to the prior year period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K as of April 1, 2017.

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations, as of April 1, 2017, from amounts previously disclosed in our 2016 Annual Report.

In March 2017, we issued $750.0 million of 5.500% senior notes due April 1, 2025. The interest on the notes is payable semi-annually on April 1st and October 1st of each year commencing October 1, 2017. We used a portion of these proceeds to redeem $202.3 million aggregate principal amount of our 2020 Notes in a cash tender offer in March 2017, $422.7 million to redeem the remaining aggregate principal amount of our 2020 Notes in April 2017 and $100.0 million to redeem a portion of the aggregate principal amount of our DSS Notes in May 2017.

Credit Ratings and Covenant Compliance

Credit Ratings

We have no material changes to the disclosure on this matter made in our 2016 Annual Report.

Covenant Compliance

Indentures governing our outstanding notes

Under the indentures governing our outstanding notes, we are subject to a number of covenants, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates and (vi) sell assets. The covenants are substantially similar across the series of notes. As of April 1, 2017, we were in compliance with all of the covenants under each series of notes. There have been no amendments to any such covenants of our outstanding notes since the date of their issuance or assumption, as applicable.

ABL Facility

Under the credit agreement governing the ABL facility, Cott and its restricted subsidiaries are subject to a number of business and financial covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. The minimum fixed charge coverage ratio of 1.0 to 1.0 is effective if and when aggregate availability is less than the greater of 10% of the lenders’ commitments under the ABL facility or $37.5 million. If excess availability is less than the greater of 10% of the aggregate availability under the ABL facility or $37.5 million, the lenders will take dominion over the cash and will apply excess cash to reduce amounts owing under the facility. We were in compliance with all of the applicable covenants under the ABL facility as of April 1, 2017.

Issuer Purchases of Equity Securities

Tax Withholding

In the first quarter of 2017, 150,206 previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. In the first quarter of 2016, 99,982 previously-issued common shares were withheld from delivery to our employees to satisfy their tax obligations related to share-based awards. Please refer to the table in Part II, Item 2 of this quarterly report on Form 10-Q.

Capital Structure

Since December 31, 2016, equity has decreased by $28.0 million. The decrease was due primarily to the net loss of $34.4 million and the common share dividend payments of $8.4 million, partially offset by currency translation adjustments of $9.7 million.

Dividend Payments

Common Share Dividend

On February 22, 2017, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on March 29, 2017 to shareowners of record at the close of business on March 14, 2017. The dividend payment was approximately $8.4 million in the aggregate. On May 2, 2017, the board of directors declared a dividend of $0.06 per share on common shares, payable in cash on June 14, 2017 to shareowners of record at the close of business on June 2, 2017. Cott intends to pay a regular quarterly dividend on its common shares subject to, among other things, the best interests of its shareowners, Cott’s results of operations, cash balances and future cash requirements, financial condition, statutory regulations and covenants set forth in the ABL facility and indentures governing our outstanding notes as well as other factors that the board of directors may deem relevant from time to time.

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

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2016 Annual Report.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recent accounting guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to foreign currency, interest rate and commodity price risks. We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes. We do not hold financial instruments for trading purposes. We have no material changes to our Quantitative and Qualitative Disclosures about Market Risk as filed in our 2016 Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 1, 2017. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2017, the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Reference is made to the legal proceedings described in our 2016 Annual Report.

Item 1A.	Risk Factors

There has been no material change in our risk factors since December 31, 2016. Please refer to our 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Tax Withholdings

The following table contains information about common shares that we withheld from delivering to employees during the first quarter of 2017 to satisfy their tax obligations related to share-based awards.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	—	$—	N/A	N/A
February 2017	150,206	$11.32	N/A	N/A
March 2017	—	$—	N/A	N/A

Total	150,206

Item 6.	Exhibits

The Index to Exhibits, which appears immediately following the signature page, is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTT CORPORATION (Registrant)
Date: May 11, 2017	/s/ Jay Wells Jay Wells Chief Financial Officer (On behalf of the Company)

Date: May 11, 2017	/s/ Jason Ausher Jason Ausher Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-K filed February 28, 2007)(file no. 001-31410).

3.2	Articles of Amendment to Articles of Amalgamation of Cott Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 15, 2014).

3.3	Second Amended and Restated By-law No. 2002-1 of Cott Corporation, as amended (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed May 8, 2014).

4.1	Indenture, dated as of March 22, 2017, by and among Cott Holdings Inc., the guarantors party thereto, BNY Trust Company of Canada, as Canadian co-trustee, and The Bank of New York Mellon, as U.S. co-trustee, paying agent, registrar, transfer agent and authenticating agent, governing the 5.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 22, 2017).

4.2	Form of 5.500% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1 to our Form 8-K filed March 22, 2017).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2017 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2017 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2017 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended April 1, 2017 (furnished herewith).

101	The following financial statements from Cott Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, filed May 11, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to the Consolidated Financial Statements (filed herewith).